Form 10-Q
period 1996-06-22
SPARTAN STORES INC
filed 1996-08-06
CIK 877422

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 22, 1996

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ______________ to ______________.

                     Commission File Number:  33-41791

                           SPARTAN STORES, INC.

          (Exact Name of Registrant as Specified in Its Charter)

                    MICHIGAN                          38-0593940
          (State or Other Jurisdiction             (I.R.S. Employer
        of Incorporation or Organization)        Identification No.)

              850 76TH STREET, S.W.
                  P.O. BOX 8700
             GRAND RAPIDS, MICHIGAN                     49518
    (Address of Principal Executive Offices)          (Zip Code)

                              (616) 878-2000
           (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes _X_    No ___

As of July 20, 1996, the issuer had 1,219,725 outstanding shares of Class A Common Stock, $20 par value.

                           _____________________
===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   SPARTAN STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS

                                                  FIRST QUARTER (12 WEEKS) ENDED
                                                   JUNE 22,            JUNE 17,
                                                    1996                1995
                                                 (UNAUDITED)         (UNAUDITED)
NET SALES                                       $568,025,497        $570,154,529

LESS VOLUME INCENTIVE REBATES                                          3,906,490

                                                 568,025,497         566,248,039

COSTS AND EXPENSES
 Cost of sales                                   524,797,712         521,484,721
 Operating and administrative                     33,311,214          36,228,473
 Depreciation and amortization                     4,421,245           3,963,427
 Interest (net)                                    1,340,065           1,193,880

                                                 563,870,236         562,870,501

EARNINGS BEFORE TAXES ON INCOME                    4,155,261           3,377,538

TAXES ON INCOME                                    1,397,000           1,380,000

NET EARNINGS                                    $  2,758,261        $  1,997,538



NET EARNINGS PER CLASS A SHARE                  $       2.23        $       1.59

WEIGHTED AVERAGE NUMBER OF CLASS A
 SHARES OUTSTANDING                                1,236,147           1,254,791

DIVIDENDS DECLARED PER CLASS A SHARE            $      0.125        $      0.125







                                      -2-

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  JUNE 22,            MARCH 30,
                                                                   1996                 1996
                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                     $ 26,439,900        $ 39,796,018
 Marketable securities                                           16,062,504          16,051,608
 Accounts receivable                                             74,191,190          68,444,576
 Refundable taxes on income                                       6,076,006          10,173,305
 Inventories                                                     74,514,812          78,659,807
 Prepaid expenses                                                 4,442,840           4,072,104
 Deferred taxes on income                                         7,607,000           7,579,000

   TOTAL CURRENT ASSETS                                         209,334,252         224,776,418

INVESTMENTS AND OTHER ASSETS                                      9,861,030           9,959,071

PROPERTY AND EQUIPMENT                                          285,823,118         279,534,993
 Less Accumulated Depreciation and Amortization                 126,508,962         126,819,069

   NET PROPERTY AND EQUIPMENT                                   159,314,156         152,715,924

TOTAL ASSETS                                                   $378,509,438        $387,451,413


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                                 $ 11,328,994        $ 15,000,000
 Accounts payable                                                97,235,097          84,868,588
 Insurance reserves                                              18,285,683          18,484,660
 Current maturities of long-term debt                             7,248,218           7,678,972
 Current obligations under capital leases                           581,558             582,135
 Other current liabilities                                       21,245,547          28,878,016

   TOTAL CURRENT LIABILITIES                                    155,925,097         155,492,371


DEFERRED GAIN ON SALE OF REAL PROPERTY                              278,797             298,477
DEFERRED TAXES ON INCOME                                            627,000             600,000
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                       4,101,483           4,101,483
LONG-TERM DEBT                                                  111,447,825         122,013,296
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                        2,222,211           2,359,075



                                      -3-
SHAREHOLDERS' EQUITY
 Class A common stock, voting, par value
   $20 per share                                                 24,664,200          24,920,960
 Additional paid-in capital                                      18,911,654          19,622,472
 Retained earnings                                               60,331,171          58,043,279

   TOTAL SHAREHOLDERS' EQUITY                                   103,907,025         102,586,711

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $378,509,438        $387,451,413









































                                      -4-

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FIRST QUARTER (12 WEEKS) ENDED
                                                                   JUNE 22,            JUNE 17,
                                                                    1996                1995
                                                                 (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                                    $ 2,758,261        $ 1,997,538
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                   4,421,245          3,963,427
   Rebates paid in common stock                                                         994,821
   Deferred taxes on income                                           (1,000)           123,000
   Gain on sale of property and equipment                         (1,175,071)          (176,381)
 Change in assets and liabilities:
   Marketable securities                                             (10,896)        (2,540,981)
   Accounts receivable                                            (5,746,614)        11,138,528
   Refundable taxes on income                                      4,097,299
   Inventories                                                     4,144,995         14,129,220
   Prepaid expenses                                                 (370,736)            34,198
   Accounts payable                                               12,366,509         (5,253,710)
   Rebates due to customers                                           29,393            657,835
   Accrued payroll and benefits                                     (762,308)          (734,009)
   Insurance reserves                                               (198,977)           851,946
   Other accrued expenses                                         (6,899,554)         6,601,296
NET CASH PROVIDED BY OPERATING ACTIVITIES                         12,652,546         31,786,728

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                             (14,244,828)        (7,202,611)
 Proceeds from the sale of property and equipment                  4,482,437            355,794
 Other                                                                (3,653)           593,498
NET CASH USED IN INVESTING ACTIVITIES                             (9,766,044)        (6,253,319)

CASH FLOWS FROM FINANCING ACTIVITIES
 Changes in notes payable                                         (3,671,006)        (1,121,420)
 Proceeds from long-term borrowings                               11,551,200          5,614,500
 Repayment of long-term debt                                     (22,547,426)       (11,149,003)
 Reduction of obligations under capital leases                      (137,441)          (124,900)
 Proceeds from sale of common stock                                  511,600            291,276
 Common stock purchased                                           (1,795,400)          (180,606)
 Dividends paid                                                     (154,147)          (158,288)
NET CASH USED IN FINANCING ACTIVITIES                            (16,242,620)        (6,828,441)





                                      -5-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (13,356,118)        18,704,968
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    39,796,018         25,161,193

CASH AND CASH EQUIVALENTS AT END OF FIRST QUARTER                $26,439,900        $43,866,161














































                                      -6-

                   SPARTAN STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    CLASS A              ADDITIONAL
                                                    COMMON                PAID-IN              RETAINED
                                                    STOCK                 CAPITAL              EARNINGS
BALANCE - MARCH 25, 1995                          $25,088,980           $17,473,010           $83,238,742

CLASS A COMMON STOCK TRANSACTIONS

 76,046 shares purchased                           (1,520,920)           (3,165,335)           (2,904,751)

 67,645 shares issued                               1,352,900             5,314,797

NET LOSS                                                                                      (21,667,595)

CASH DIVIDENDS - $.50 PER SHARE                                                                  (623,117)

BALANCE - MARCH 30, 1996                           24,920,960            19,622,472            58,043,279

CLASS A COMMON STOCK TRANSACTIONS

 17,954 shares purchased                             (359,080)           (1,120,098)             (316,222)

 5,116 shares issued                                  102,320               409,280

NET EARNINGS                                                                                    2,758,261

CASH DIVIDENDS - $.125 PER SHARE                                                                 (154,147)

BALANCE - JUNE 22, 1996                           $24,664,200           $18,911,654           $60,331,171
















                                      -7-
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES:

The 1996 annual report contains a summary of significant accounting policies in the notes to consolidated financial statements. The Company follows the same accounting policies in the preparation of interim financial statements.

INVENTORIES:

Inventories are stated at the lower of cost or market using the LIFO (last-in, first-out) method. If replacement cost had been used, inventories would have been $43,700,000 and $43,500,000 higher at June 22, 1996 and March 30, 1996, respectively.

ACCOUNTS PAYABLE:

Accounts payable include $18,740,000 and $19,130,000 at June 22, 1996 and March 30, 1996, respectively, representing checks which have been issued and have not cleared the Company's controlled disbursing bank accounts.

INTEREST (NET):

Interest (net) includes interest income of $1,084,000 and $1,012,000 for the first quarter of fiscal 1997 and 1996, respectively.

TAXES ON INCOME:

The Company's effective tax rate differs from the statutory rate for the first quarter of fiscal 1996 due primarily to goodwill amortization.

STATEMENT OF REGISTRANT:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist solely of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at June 22, 1996 and the results of their operations and the changes in cash flows for the periods ended June 22, 1996 and June 17, 1995. These interim results are not necessarily indicative of the results of the fiscal years as a whole.










                                      -8-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 4, 1996, the Company changed its pricing methodology from a variable mark-up program with volume incentive rebates to a cost-plus pricing program. As a result of adopting the cost-plus pricing strategy, transportation costs and other services are no longer included in the selling price and volume incentive rebates have been discontinued.

RESULTS OF OPERATIONS

Net sales, less any volume incentive rebates, increased $1.8 million or
 .3% compared to the first quarter of fiscal 1996. The increase was primarily attributable to additional sales from new stores which was partially offset by lost sales due to warehouse consolidations and competitive market conditions at the retail level.

Gross profit as a percentage of net sales, less any volume incentive rebates, decreased to 7.6% for the first quarter of fiscal 1997 compared to 7.9% for the same period last year. This decrease was primarily attributable to the implementation of the cost-plus pricing program during February, 1996, in which transportation and other service costs are no longer included in the selling price.

Operating and administrative expenses as a percentage of net sales, less any volume incentive rebates, improved to 5.9% for the first quarter of fiscal 1997 compared to 6.4% for the same period last year. The Company anticipates a reduction in operating and administrative expenses of $20 to $25 million in 1997 as a result of separately charging to customers transportation and other service costs.

In the Distribution segment, the Company's earnings before interest and taxes were $4.0 million for the first quarter of 1997, representing an increase of $1.1 million over the first quarter of 1996. This increase is due primarily to the closing of the Capistar distribution facility and its subsequent sale and the continuing consolidation of the J.F. Walker operations. Operating earnings in both the Insurance and Real Estate and Finance segments for the first quarter of fiscal 1997 were comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, one of the Company's primary sources of liquidity, was $12.7 and $31.8 million for the first quarter of fiscal 1997 and 1996, respectively. The most significant item which provided cash in the first quarter of fiscal 1997 and 1996 was a reduction in inventory levels. The decrease in inventory that occurred during the first quarter of both fiscal years generated cash of approximately $18.3 million and was due primarily to the Company's strategic decision to adopt a continuous replenishment method for its inventory.

                                      -9-
Net cash used in investing activities during the first quarter of fiscal 1997 reflects the Company's commitment to maintain and upgrade its facilities and equipment. Cash used in investing activities, primarily purchases of property and equipment, was $9.8 million for the first quarter of fiscal 1997, compared to $6.3 million for the first quarter of fiscal 1996. Management expects that fiscal 1997 capital expenditures will be approximately $39.0 million.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

          EXHIBIT
          NUMBER                   DOCUMENT

            27               Financial Data Schedule

          (b) REPORTS ON FORM 8-K. No reports on Form 8-K have been filed during the period for which this report is filed.





























                                      -10-
                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 6, 1996               SPARTAN STORES, INC.
                                   (Registrant)


                                   By  S/JAMES B. MEYER
                                       James B. Meyer
                                       Senior Vice President Corporate
                                         Support Services and Chief
                                         Financial Officer (Principal
                                         Financial Officer and duly
                                         authorized signatory for
                                         Registrant)































                                      -11-