Form 10-Q
period 1996-09-14
SPARTAN STORES INC
filed 1996-10-29
CIK 877422

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 14, 1996

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

                               Yes  X    No
                                   ----     ----

As of October 17, 1996, the issuer had 1,210,448 outstanding shares of Class A Common Stock, $20 par value.
                           _____________________

===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   SPARTAN STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS

                                                     SECOND QUARTER (12 WEEKS) ENDED
                                                     --------------------------------
                                                     SEPTEMBER 14,       SEPTEMBER 9,
                                                        1996                1995
                                                     (UNAUDITED)         (UNAUDITED)
                                                     -------------       ------------
NET SALES                                            $577,750,655        $582,808,482

LESS VOLUME INCENTIVE REBATES                                               3,884,929
                                                     ------------        ------------

                                                      577,750,655         578,923,553

COSTS AND EXPENSES
 Cost of sales                                        534,408,763         534,874,814
 Operating and administrative                          33,858,906          36,417,723
 Depreciation and amortization                          4,555,467           4,473,532
 Interest (net)                                         1,163,349           1,251,103
 Gain on sale of property and equipment                  (196,307)             (7,525)
                                                     ------------        ------------

                                                      573,790,178         577,009,647
                                                     ------------        ------------

EARNINGS BEFORE TAXES ON INCOME                         3,960,477           1,913,906

TAXES ON INCOME                                         1,432,000             655,000
                                                     ------------        ------------

NET EARNINGS                                         $  2,528,477        $  1,258,906
                                                     ============        ============

NET EARNINGS PER CLASS A SHARE                       $       2.07        $       1.00

WEIGHTED AVERAGE NUMBER OF CLASS A
 SHARES OUTSTANDING                                     1,222,416           1,259,783

DIVIDENDS DECLARED PER CLASS A SHARE                 $      0.125        $      0.125

                                      -2-

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS

                                                       TWO QUARTERS (24 WEEKS) ENDED
                                                   ------------------------------------
                                                     SEPTEMBER 14,         SEPTEMBER 9,
                                                        1996                  1995
                                                     (UNAUDITED)           (UNAUDITED)
                                                   ---------------       --------------
NET SALES                                          $1,145,776,152        $1,152,963,011

LESS VOLUME INCENTIVE REBATES                                                 7,791,419
                                                   --------------        --------------

                                                    1,145,776,152         1,145,171,592

COSTS AND EXPENSES
 Cost of sales                                      1,059,206,475         1,056,359,535
 Operating and administrative                          68,345,191            72,822,577
 Depreciation and amortization                          8,976,712             8,436,959
 Interest (net)                                         2,503,414             2,444,983
 Gain on sale of property and equipment                (1,371,378)             (183,906)
                                                   --------------        --------------

                                                    1,137,660,414         1,139,880,148
                                                   --------------        --------------

EARNINGS BEFORE TAXES ON INCOME                         8,115,738             5,291,444

TAXES ON INCOME                                         2,829,000             2,035,000
                                                   --------------        --------------

NET EARNINGS                                       $    5,286,738        $    3,256,444
                                                   ==============        ==============

NET EARNINGS PER CLASS A SHARE                     $         4.30        $         2.59

WEIGHTED AVERAGE NUMBER OF CLASS A
 SHARES OUTSTANDING                                     1,229,281             1,257,287

DIVIDENDS DECLARED PER CLASS A SHARE               $         0.25        $         0.25

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            SEPTEMBER 14,
                                                                1996              MARCH 30,
                                                             (UNAUDITED)            1996
                                                            -------------       ------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                  $ 33,472,815        $ 39,796,018
 Marketable securities                                        15,671,035          16,051,608
 Accounts receivable                                          73,743,709          68,444,576
 Refundable taxes on income                                    3,737,009          10,173,305
 Inventories                                                  84,053,906          78,659,807
 Prepaid expenses                                              5,061,166           4,072,104
 Deferred taxes on income                                      7,567,000           7,579,000
                                                            ------------        ------------

   TOTAL CURRENT ASSETS                                      223,306,640         224,776,418

INVESTMENTS AND OTHER ASSETS                                  10,147,999           9,959,071

PROPERTY AND EQUIPMENT                                       292,414,211         279,534,993
 Less Accumulated Depreciation and Amortization              128,042,754         126,819,069
                                                            ------------        ------------

   NET PROPERTY AND EQUIPMENT                                164,371,457         152,715,924
                                                            ------------        ------------

TOTAL ASSETS                                                $397,826,096        $387,451,413
                                                            ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                              $ 10,000,000        $ 15,000,000
 Accounts payable                                            104,339,719          84,868,588
 Insurance reserves                                           17,827,897          18,484,660
 Current maturities of long-term debt                          8,884,461           7,678,972
 Current obligations under capital leases                        580,981             582,135
 Other current liabilities                                    28,109,890          28,878,016
                                                            ------------        ------------

   TOTAL CURRENT LIABILITIES                                 169,742,948         155,492,371



DEFERRED GAIN ON SALE OF REAL PROPERTY                           259,117             298,477
DEFERRED TAXES ON INCOME                                         654,000             600,000
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                    4,101,483           4,101,483
LONG-TERM DEBT                                               116,958,335         122,013,296
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                     2,085,347           2,359,075

SHAREHOLDERS' EQUITY
 Class A common stock, voting, par value
   $20 per share                                              24,233,880          24,920,960
 Additional paid-in capital                                   18,009,383          19,622,472
 Retained earnings                                            61,781,603          58,043,279
                                                            ------------        ------------

   TOTAL SHAREHOLDERS' EQUITY                                104,024,866         102,586,711
                                                            ------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $397,826,096        $387,451,413
                                                            ============        ============

                   SPARTAN STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 CLASS A           ADDITIONAL
                                                 COMMON             PAID-IN           RETAINED
                                                 STOCK              CAPITAL           EARNINGS
                                               -----------        -----------        -----------
BALANCE - MARCH 25, 1995                       $25,088,980        $17,473,010        $83,238,742

CLASS A COMMON STOCK TRANSACTIONS

 76,046 shares purchased                        (1,520,920)        (3,165,335)        (2,904,751)

 67,645 shares issued                            1,352,900          5,314,797

NET LOSS                                                                             (21,667,595)

CASH DIVIDENDS - $.50 PER SHARE                                                         (623,117)
                                               -----------        -----------        -----------

BALANCE - MARCH 30, 1996                        24,920,960         19,622,472         58,043,279

CLASS A COMMON STOCK TRANSACTIONS

 49,975 shares purchased                          (999,500)        (2,915,294)        (1,242,811)

 15,621 shares issued                              312,420          1,302,205

NET EARNINGS                                                                           5,286,738

CASH DIVIDENDS - $.25 PER SHARE                                                         (305,603)
                                               -----------        -----------        -----------

BALANCE - SEPTEMBER 14, 1996                   $24,233,880        $18,009,383        $61,781,603
                                               ===========        ===========        ===========

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  TWO QUARTERS (24 WEEKS) ENDED
                                                                 -------------------------------
                                                                 SEPTEMBER 14,      SEPTEMBER 9,
                                                                    1996               1995
                                                                 (UNAUDITED)        (UNAUDITED)
                                                                 -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                                    $ 5,286,738        $ 3,256,444
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                   8,976,712          8,436,959
   Rebates paid in common stock                                                       1,954,721
   Deferred taxes on income                                           66,000            139,000
   Gain on sale of property and equipment                         (1,371,378)          (183,906)
 Change in assets and liabilities:
   Marketable securities                                             380,573         (2,692,827)
   Accounts receivable                                            (5,299,133)         1,286,994
   Refundable taxes on income                                      6,436,296
   Inventories                                                    (5,394,099)         8,977,385
   Prepaid expenses                                                 (989,062)          (313,528)
   Accounts payable                                               19,471,131          6,511,283
   Rebates due to customers                                          930,167            725,681
   Accrued payroll and benefits                                   (1,204,863)          (211,518)
   Insurance reserves                                               (656,763)           526,373
   Other accrued expenses                                           (493,430)         6,626,354
                                                                 -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         26,138,889         35,039,415

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                             (25,339,898)       (18,927,396)
 Proceeds from the sale of property and equipment                  6,235,809            406,099
 Other                                                              (385,067)           769,561
                                                                 -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                            (19,489,156)       (17,751,736)

CASH FLOWS FROM FINANCING ACTIVITIES
 Changes in notes payable                                         (5,000,000)        (2,221,420)
 Proceeds from long-term borrowings                               19,786,698          8,677,940
 Repayment of long-term debt                                     (23,636,169)       (12,441,582)
 Reduction of obligations under capital leases                      (274,882)          (249,800)
 Proceeds from sale of common stock                                1,614,625            883,076
 Common stock purchased                                           (5,157,605)        (4,366,606)
 Dividends paid                                                     (305,603)          (313,284)
                                                                 -----------        -----------

NET CASH USED IN FINANCING ACTIVITIES                            (12,972,936)       (10,031,676)
                                                                 -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (6,323,203)         7,256,003
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    39,796,018         25,161,193
                                                                 -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF SECOND QUARTER               $33,472,815        $32,417,196
                                                                 ===========        ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES:

The 1996 annual report contains a summary of significant accounting policies in the notes to consolidated financial statements. The Company follows the same accounting policies in the preparation of interim financial statements.

ACCOUNTS RECEIVABLE

Accounts receivable include the current portion of notes receivable and are shown net of allowances for credit losses of $2,483,000 and $2,300,000 at September 14, 1996, and March 30, 1996, respectively.

INVENTORIES:

Inventories are stated at the lower of cost or market using the LIFO (last-in, first-out) method. If replacement cost had been used, inventories would have been $43,900,000 and $43,500,000 higher at September 14, 1996 and March 30, 1996, respectively.

ACCOUNTS PAYABLE:

Accounts payable include $16,105,000 and $19,130,000 at September 14, 1996 and March 30, 1996, respectively, representing checks which have been issued and have not cleared the Company's controlled disbursing bank accounts.

INTEREST (NET):

Interest (net) includes interest income of $1,038,000 and $964,000 for the second quarter of fiscal 1997 and 1996, respectively. Interest income for the first twenty-four weeks of fiscal 1997 and 1996 was $2,122,000 and $1,976,000, respectively.

TAXES ON INCOME:

The difference between the Company's effective tax rate and the statutory rate is due primarily to goodwill amortization for each of the two quarters of fiscal 1996.

STATEMENT OF REGISTRANT:

The data presented herein is unaudited, but in the opinion of management includes all adjustments (which consist solely of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 14, 1996 and the results of their operations and the changes in cash flows for the periods ended September 14, 1996 and September 9, 1995. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

CONTINGENCIES:

On August 21, 1996, the Attorney General for the State of Michigan filed an action in Michigan circuit court against the leading United States cigarette manufacturers, twelve wholesalers and distributors of tobacco products in Michigan (including three Company subsidiaries) and others seeking certain injunctive relief, the reimbursement of $4 billion in Medicaid and other expenditures incurred or to be incurred by the State of Michigan to treat diseases allegedly caused by cigarette smoking and punitive damages of $10 billion. The Company believes that its subsidiaries have valid defenses to this legal action. This action will be vigorously defended. One of the cigarette manufacturers named as a defendant in this action has agreed to indemnify the Company's subsidiaries from damages arising out of this action. Management believes that the ultimate outcome of this action should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of the Company.

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

RESULTS OF OPERATIONS

Net sales, less any volume incentive rebates, decreased $1.2 million or .2% for the second quarter and increased $.6 million or .1% for the first twenty-four weeks of fiscal 1997 compared to the corresponding periods of fiscal 1996. Net sales increased in both the second quarter and the first twenty-four weeks of fiscal 1997 due to new retail customers. This increase in sales was partially offset, however, by a decrease in sales attributable to the implementation of the cost-plus pricing program in which transportation and other service costs are no longer included in the selling price. In addition, sales were lost due to the consolidations of underperforming distribution centers at J.F. Walker, Inc., the closing of Capistar, Inc. during the fourth quarter of fiscal 1996 and the continuing highly competitive retail market conditions.

Gross profit in the Distribution segment as a percentage of net sales, less any volume incentive rebates, decreased to 6.2% for the second quarter of fiscal 1997 compared to 6.6% for the same period last year and decreased to 6.4% for the first twenty-four weeks of fiscal 1997 compared to 6.8% for the same period last year. These decreases were attributable primarily to the implementation of the cost-plus pricing program during February, 1996, in which transportation and other service costs are no longer included in the selling price. The decrease in gross profit for the second quarter and the first twenty-four weeks as compared to the same periods last year was mitigated partially by the consolidations of underperforming J.F. Walker distribution center and the closing of Capistar.

Operating and administrative expenses as a percentage of net sales, less any volume incentive rebates, improved to 5.9% for the second quarter and 6.0% for the first twenty-four weeks of fiscal 1997 compared to 6.3% for the second quarter and 6.4% for the first twenty-four weeks of fiscal 1996. The reduction in operating and administrative expenses for the second quarter and first twenty-four weeks of fiscal 1997 was due primarily to the implementation of the cost-plus pricing program during February, 1996. As a result, the Company anticipates a reduction in operating and administrative expenses of $20 to $25 million in fiscal 1997 due to separately charging customers for transportation and other service costs.

Net earnings increased by approximately $1.3 million (100%) and $2.0 million (62%) over the comparable second quarter and year to date periods ended in September 1995. Net earnings in the Distribution segment were $1.4 million for the second quarter and $3.2 million for the first twenty-four weeks of fiscal 1997 compared to $1.4 million and $.5 million, respectively, for the same periods of fiscal 1996. The improvement in net earnings in the Distribution segment for both the second quarter and first twenty-four weeks of fiscal 1997 compared to the same periods last year was due primarily to the consolidation of underperforming J.F. Walker distribution centers and the closing of Capistar. Net earnings in the Insurance segment for the second quarter and first twenty-four weeks of fiscal 1997 were $.5 million and $1.0 million, respectively, which was approximately the same as the corresponding periods last fiscal year. Net earnings in the Real Estate and Finance segment were $.6 million for the second quarter and $1.0 million for the first twenty-four weeks of fiscal 1997 compared to $.2 million and $.7 million, respectively, for the same periods last year. The improvement in net earnings in the Real Estate and Finance segment for both the second quarter and first twenty-four weeks of fiscal 1997 compared to the same periods last year was due primarily to the rental of new facilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operating activities and borrowings under bank line of credit agreements. Cash provided by operations was $26.1 million for the first twenty-four weeks of fiscal 1997 compared to $35.0 million for the same period last year. The decrease in cash provided by operations resulted primarily from increases in accounts receivable and inventories and a decrease in other accrued expenses, which were offset partially by increases in accounts payable and the collection of refundable taxes on income.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

Except for the historical information contained in the report, the matters discussed in this report include forward looking statements which involve risk and uncertainties including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          For a discussion of certain litigation, reference is made to "Contingencies" in the Notes to Consolidated Financial Statements included in Part I, Item 1, of this report, which is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Shareholders on July 16, 1996, at which the shareholders elected James G. Buick, Martin P. Hill, Dan R. Prevo and Russell H. Van Gilder, Jr. as directors of the Company, for terms expiring in 1999. The votes for and withheld with respect to each director were as follows:

                                            VOTES FOR    VOTES WITHHELD
                                            ---------    --------------
          James G. Buick                     818,914        413,160
          Martin P. Hill                     818,931        413,143
          Dan R. Prevo                       818,931        413,143
          Russell H. Van Gilder, Jr.         818,891        413,183

          The directors whose terms continued after the meeting are as follows: Donald J. Koop, Roger L. Boyd, Ronald A. DeYoung, John S. Carton, Parker T. Feldpausch, Glen A. Catt, Daniel L. Deering and Patrick M. Quinn.

ITEM 5.   OTHER INFORMATION

          Patrick M. Quinn, President and Chief Executive Officer, announced his retirement at the Company's Annual Meeting of Shareholders on July 16, 1996. Mr. Quinn will remain Chief Executive Officer of the Company until July, 1997.

          Effective August 14, 1996, the Board of Directors appointed
James B. Meyer, formerly Senior Vice President and Chief Financial Officer, as the Company's President and Chief Operating Officer and it designated him to succeed Mr. Quinn as Chief Executive Officer when Mr. Quinn retires in July, 1997. Mr. Meyer was also appointed to the Board of Directors on August 14, 1996, with a term expiring at the Annual Meeting of Shareholders in July, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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


Date: October 29, 1996             SPARTAN STORES, INC.
                                   (Registrant)


                                   By S/JAMES B. MEYER
                                        James B. Meyer
                                        President and Chief Operating
                                          Officer
                                        (Duly authorized Signatory for
                                        Registrant)


                                   By S/CHARLES B. FOSNAUGH
                                        Charles B. Fosnaugh
                                        Senior Vice President Business
                                          Development and Finance
                                        (Principal Financial Officer)