Form 10-Q
period 1997-01-04
SPARTAN STORES INC
filed 1997-02-18
CIK 877422

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 4, 1997

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

                             Yes _X_    No ___

As of February 10, 1997, the issuer had 1,199,453 outstanding shares of Class A Common Stock, $20 par value.
                           _____________________
===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                                        THIRD QUARTER (16 WEEKS) ENDED
                                                       --------------------------------
                                                        JANUARY 4,         DECEMBER 30,
                                                          1997                1995
                                                       (UNAUDITED)         (UNAUDITED)
                                                       ------------        ------------
NET SALES                                              $746,155,415        $782,199,949

LESS VOLUME INCENTIVE REBATES                                                 5,859,270
                                                       ------------        ------------

                                                        746,155,415         776,340,679

COSTS AND EXPENSES
 Cost of sales                                          690,536,049         714,972,006
 Operating and administrative                            42,239,795          49,408,981
 Depreciation and amortization                            6,150,033           6,656,252
 Interest (net)                                           1,665,945           1,849,136
 (Gain) loss on sale of property and equipment             (241,916)             73,841
                                                       ------------        ------------

                                                        740,349,906         772,960,216
                                                       ------------        ------------

EARNINGS BEFORE TAXES ON INCOME                           5,805,509           3,380,463

TAXES ON INCOME                                           2,071,000             603,000
                                                       ------------        ------------

NET EARNINGS                                           $  3,734,509        $  2,777,463
                                                       ============        ============

NET EARNINGS PER CLASS A SHARE                         $       3.08        $       2.26

WEIGHTED AVERAGE NUMBER OF CLASS A
 SHARES OUTSTANDING                                       1,211,037           1,231,542

DIVIDENDS DECLARED PER CLASS A SHARE                   $      0.125        $      0.125

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                                        THREE QUARTERS (40 WEEKS) ENDED
                                                      ----------------------------------
                                                         JANUARY 4,         DECEMBER 30,
                                                           1997                1995
                                                        (UNAUDITED)         (UNAUDITED)
                                                      --------------       --------------
NET SALES                                             $1,891,931,567       $1,935,162,960

LESS VOLUME INCENTIVE REBATES                                                  13,650,689
                                                      --------------       --------------

                                                       1,891,931,567        1,921,512,271

COSTS AND EXPENSES
 Cost of sales                                         1,749,742,524        1,771,331,541
 Operating and administrative                            110,584,986          122,231,558
 Depreciation and amortization                            15,126,745           15,093,211
 Interest (net)                                            4,169,359            4,294,119
 Gain on sale of property and equipment                   (1,613,294)            (110,065)
                                                      --------------       --------------

                                                       1,878,010,320        1,912,840,364
                                                      --------------       --------------

EARNINGS BEFORE TAXES ON INCOME                           13,921,247            8,671,907

TAXES ON INCOME                                            4,900,000            2,638,000
                                                      --------------       --------------

NET EARNINGS                                          $    9,021,247       $    6,033,907
                                                      ==============       ==============

NET EARNINGS PER CLASS A SHARE                        $         7.38       $         4.84

WEIGHTED AVERAGE NUMBER OF CLASS A
 SHARES OUTSTANDING                                        1,221,984            1,246,989

DIVIDENDS DECLARED PER CLASS A SHARE                  $        0.375       $        0.375

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                            JANUARY 4,
                                                              1997             MARCH 30,
                                                           (UNAUDITED)           1996
                                                          ------------       ------------
ASSETS
------
CURRENT ASSETS
 Cash and cash equivalents                                $ 33,804,135       $ 39,796,018
 Marketable securities                                      15,731,182         16,051,608
 Accounts receivable                                        64,113,959         68,444,576
 Refundable taxes on income                                  2,385,769         10,173,305
 Inventories                                                87,706,871         78,659,807
 Prepaid expenses                                            6,280,058          4,072,104
 Deferred taxes on income                                    7,526,000          7,579,000
                                                          ------------       ------------

   TOTAL CURRENT ASSETS                                    217,547,974        224,776,418

OTHER ASSETS                                                 8,016,872          9,959,071

PROPERTY AND EQUIPMENT                                     301,402,611        279,534,993
 Less accumulated depreciation and amortization            133,817,745        126,819,069
                                                          ------------       ------------

   NET PROPERTY AND EQUIPMENT                              167,584,866        152,715,924
                                                          ------------       ------------

TOTAL ASSETS                                              $393,149,712       $387,451,413
                                                          ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                            $ 30,000,000       $ 15,000,000
 Accounts payable                                           92,910,809         84,868,588
 Insurance reserves                                         18,000,769         18,484,660
 Current maturities of long-term debt                        6,009,544          7,678,972
 Current obligations under capital leases                      580,216            582,135
 Other current liabilities                                  20,406,591         28,878,016
                                                          ------------       ------------

   TOTAL CURRENT LIABILITIES                               167,907,929        155,492,371




DEFERRED GAIN ON SALE OF REAL PROPERTY                         232,877            298,477
DEFERRED TAXES ON INCOME                                       690,000            600,000
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                  4,101,483          4,101,483
LONG-TERM DEBT                                             112,010,161        122,013,296
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                   1,902,860          2,359,075

SHAREHOLDERS' EQUITY
 Class A common stock, voting, par value
   $20 per share                                            23,985,300         24,920,960
 Additional paid-in capital                                 17,806,152         19,622,472
 Retained earnings                                          64,512,950         58,043,279
                                                          ------------       ------------

   TOTAL SHAREHOLDERS' EQUITY                              106,304,402        102,586,711
                                                          ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $393,149,712       $387,451,413
                                                          ============       ============

                   SPARTAN STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 CLASS A          ADDITIONAL
                                                 COMMON            PAID-IN           RETAINED
                                                 STOCK             CAPITAL           EARNINGS
                                               -----------       -----------       -----------
BALANCE - MARCH 25, 1995                       $25,088,980       $17,473,010       $83,238,742

CLASS A COMMON STOCK TRANSACTIONS

 76,046 shares purchased                        (1,520,920)       (3,165,335)       (2,904,751)

 67,645 shares issued                            1,352,900         5,314,797

NET LOSS                                                                           (21,667,595)

CASH DIVIDENDS - $.50 PER SHARE                                                       (623,117)
                                               -----------       -----------       -----------

BALANCE - MARCH 30, 1996                        24,920,960        19,622,472        58,043,279

CLASS A COMMON STOCK TRANSACTIONS

 70,924 shares purchased                        (1,418,480)       (3,842,725)       (2,096,045)

 24,141 shares issued                              482,820         2,026,405

NET EARNINGS                                                                         9,021,247
                                               -----------       -----------       -----------

CASH DIVIDENDS - $.375 PER SHARE                                                      (455,531)

BALANCE - JANUARY 4, 1997                      $23,985,300       $17,806,152       $64,512,950
                                               ===========       ===========       ===========

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              THREE QUARTERS (40 WEEKS) ENDED
                                                              -------------------------------
                                                               JANUARY 4,        DECEMBER 30,
                                                                 1997               1995
                                                              (UNAUDITED)        (UNAUDITED)
                                                              -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                                 $ 9,021,247        $ 6,033,907
 Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                               15,126,745         15,093,211
   Rebates paid in common stock                                                    3,489,421
   Deferred taxes on income                                       143,000            214,000
   Gain on sale of property and equipment                      (1,613,294)          (110,065)
 Change in assets and liabilities:
   Marketable securities                                          320,426         (1,658,767)
   Accounts receivable                                          4,330,617         (1,726,520)
   Refundable taxes on income                                   7,787,536
   Inventories                                                 (9,047,064)         5,422,521
   Prepaid expenses                                            (2,207,954)           368,033
   Accounts payable                                             8,042,221         (4,335,038)
   Rebates due to customers                                       420,761          2,119,846
   Accrued payroll and benefits                                (1,293,943)          (446,667)
   Insurance reserves                                            (483,891)           444,588
   Other accrued expenses                                      (7,598,243)          (583,260)
                                                              -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      22,948,164         24,325,210

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                          (36,002,250)       (34,464,729)
 Proceeds from the sale of property and equipment               7,876,157          1,070,703
 Other                                                          1,620,299           (816,547)
                                                              -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                         (26,505,794)       (34,210,573)

CASH FLOWS FROM FINANCING ACTIVITIES
 Changes in notes payable                                      15,000,000         21,730,945
 Proceeds from long-term borrowings                            26,907,660         11,997,315
 Repayment of long-term debt                                  (38,580,223)       (12,384,112)
 Reduction of obligations under capital leases                   (458,134)          (416,335)
 Proceeds from sale of common stock                             2,509,225          1,363,876




 Common stock purchased                                        (7,357,250)        (7,124,006)
 Dividends paid                                                  (455,531)          (467,356)
                                                              -----------        -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (2,434,253)        14,700,327
                                                              -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (5,991,883)         4,814,964
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 39,796,018         25,161,193
                                                              -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF THIRD QUARTER             $33,804,135        $29,976,157
                                                              ===========        ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES:

The 1996 annual report contains a summary of significant accounting policies in the notes to consolidated financial statements. The Company follows the same accounting policies in the preparation of interim financial statements.

ACCOUNTS RECEIVABLE:

Accounts receivable include the current portion of notes receivable and are shown net of allowances for credit losses of $2,653,000 and $2,300,000 at January 4, 1997, and March 30, 1996, respectively.

INVENTORIES:

Inventories are stated at the lower of cost or market using the LIFO (last-in, first-out) method. If replacement cost had been used, inventories would have been $44,300,000 and $43,500,000 higher at January 4, 1997, and March 30, 1996, respectively.

ACCOUNTS PAYABLE:

Accounts payable include $16,791,000 and $19,130,000 at January 4, 1997, and March 30, 1996, respectively, representing checks which have been issued and have not cleared the Company's controlled disbursing bank accounts.

INTEREST (NET):

Interest (net) includes interest income of $1,405,000 and $1,206,000 for the third quarter of fiscal 1997 and 1996, respectively. Interest income for the first forty weeks of fiscal 1997 and 1996 was $3,527,000 and $3,182,000, respectively.

TAXES ON INCOME:

The Company's effective tax rate for the third quarter and first forty weeks of fiscal 1996 differs from the statutory rate due primarily to goodwill amortization and tax credits for investments in research activities.

CREDIT AGREEMENT:

On December 23, 1996, the Company entered into a new unsecured $140 million revolving credit agreement. This agreement is segregated into a short-term

$60 million line of credit loan commitment, a long-term $60 million revolving loan commitment and a long-term $20 million single facility loan commitment. The Company believes the new credit facility along with internally-generated funds will provide the Company with the financial flexibility to meet future liquidity needs.

STATEMENT OF REGISTRANT:

The data presented herein is unaudited, but in the opinion of management, includes all adjustments (which consist solely of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at January 4, 1997, and the results of their operations and the changes in cash flows for the periods ended January 4, 1997, and December 30, 1995. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 4, 1996, the Company changed its pricing methodology from a variable mark-up program with volume incentive rebates to a cost-plus pricing program. As a result of adopting the cost-plus pricing strategy, transportation and other services costs are no longer included in the selling price and volume incentive rebates have been discontinued.

RESULTS OF OPERATIONS

     NET SALES

Net sales, less any volume incentive rebates, decreased $30.2 million or 3.9% for the third quarter and decreased $29.6 million or 1.5% for the first forty weeks of fiscal 1997 compared to the corresponding periods of fiscal 1996. The decrease was due primarily to the implementation of the cost-plus pricing program in which transportation and other service costs are no longer included in the selling price. In addition, sales declined as a result of the closing of one of the Company's subsidiaries, Capistar, Inc., during the fourth quarter of fiscal 1996, the loss of a customer of another subsidiary of the Company, J.F. Walker Company, Inc., and the consolidations of three J.F. Walker distribution centers. Food inflation was negligible for the first forty weeks of fiscal 1997 and Spartan continues to operate in a highly competitive retail market.

     GROSS PROFIT

Gross profit in the Distribution segment as a percentage of net sales, less any volume incentive rebates, decreased to 6.5% for the third quarter of fiscal 1997 compared to 7.1% for the same period last year and decreased to 6.4% for the first forty weeks of fiscal 1997 compared to 6.8% for the same period last year. These decreases were attributable primarily to the implementation of the cost-plus pricing program during February, 1996, in which transportation and other service costs are no longer included in the selling price. The decrease in gross profit for the third quarter and the first forty weeks of fiscal 1997 as compared to the same periods last year was mitigated partially by the closing of Capistar and the consolidations of three J.F. Walker distribution centers.

     OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percentage of net sales, less any volume incentive rebates, improved to 5.7% for the third quarter and 5.8% for the first forty weeks of fiscal 1997 compared to 6.4% for both the third quarter and the first forty weeks of fiscal 1996. The reduction in operating and administrative expenses was due primarily to the implementation of the cost-plus pricing program, the closing of Capistar and the consolidations of three J.F. Walker distribution centers. The Company has experienced a reduction in operating and administrative expenses of approximately $20 million for the first forty weeks of fiscal 1997 and anticipates a reduction of approximately $26 million for fiscal 1997 due to separately charging customers for transportation and other service costs which are now netted against operating and administrative expenses.

     NET EARNINGS

Net earnings increased by approximately $1.0 million or 34% and $3.0 million or 50% over the comparable third quarter and forty-week period last year. Net earnings in the Distribution segment were $2.6 million for the third quarter and $5.8 million for the first forty weeks of fiscal 1997 compared to $1.8 million and $3.2 million, respectively, for the same periods of fiscal 1996. The improvement in net earnings in the Distribution segment for both the third quarter and first forty weeks of 1997 compared to the same periods last year was due primarily to the closing of Capistar and the consolidations of three J.F. Walker distributions centers. Net earnings in the Insurance segment for the third quarter and first forty weeks of fiscal 1997 were $.7 million and $1.7 million, respectively, which were approximately the same as the corresponding periods last fiscal year. Net earnings in the Real Estate and Finance segment were $.4 million for the third quarter and $1.5 million for the first forty weeks of fiscal 1997 compared to $.3 million and $1.0 million, respectively, for the same periods last year. The improvement in net earnings in the Real Estate and Finance segment for both the third quarter and first forty weeks of fiscal 1997 compared to the same period last year was due primarily to the rental of new facilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity continue to be cash flows from operating activities and borrowings under bank credit agreements. Cash provided by operations for the first forty weeks of fiscal 1997 was $22.9 million compared with $24.3 million for the same period last year. The decrease was due primarily to an increase in inventories and a decrease in other accrued expenses offset partially by a reduction in refundable taxes on income and an increase in accounts payable.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

          EXHIBIT NUMBER      DOCUMENT
          --------------      --------

              10.18           Credit Agreement among Spartan Stores, Inc.
                              (as Borrower), Michigan National Bank
                              (as a Bank), Michigan National Bank (as
                              Agent), Old Kent Bank, NBD Bank, Harris
                              Trust and Savings Bank and National City
                              Bank of Columbus, dated December 23, 1996.

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


Date: February 18, 1997            SPARTAN STORES, INC.
                                   (Registrant)


                                   By S/JAMES B. MEYER
                                        James B. Meyer
                                        President and Chief Operating
                                         Officer
                                        (Duly authorized Signatory for
                                        Registrant)


                                   By S/CHARLES B. FOSNAUGH
                                        Charles B. Fosnaugh
                                        Senior Vice President Business
                                          Development and Finance
                                        (Principal Financial Officer)

                               EXHIBIT INDEX


EXHIBIT NUMBER                DOCUMENT
--------------                --------

     10.18 Credit Agreement among Spartan Stores, Inc. (as Borrower), Michigan National Bank (as a Bank), Michigan National Bank (as Agent), Old Kent Bank, NBD Bank, Harris Trust and Savings Bank and National City Bank of Columbus, dated December 23, 1996.

      27                 Financial Data Schedule