Form 10-K
period 1997-03-29
SPARTAN STORES INC
filed 1997-06-27
CIK 877422

===========================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K


     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended March 29, 1997.

                                    OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ____________________ to
          ____________________

                     Commission File Number:  33-41791


                           SPARTAN STORES, INC.
          (Exact Name of Registrant as Specified in Its Charter)

             MICHIGAN                               38-0593940
  (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
of Incorporation or Organization)

       850 76TH STREET, S.W.
          P.O. BOX 8700
      GRAND RAPIDS, MICHIGAN                           49518
(Address of Principal Executive Offices)             (Zip Code)

    Registrant's telephone number, including area code:  (616) 878-2000

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes __X__                   No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Not Applicable)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1997, was $92,851,080.

The number of shares of the registrant's Class A Common Stock, $20 par value, outstanding at May 31, 1997, was 1,204,354 shares.


                    DOCUMENTS INCORPORATED BY REFERENCE

                                   None
===========================================================================

                                  PART I


ITEM 1.   BUSINESS

     GENERAL DEVELOPMENT OF BUSINESS.

          Spartan Stores, Inc., and its subsidiaries, distribute grocery and related products to retail stores located in Michigan, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Tennessee, and West Virginia. As used in this Report, the term "Spartan" refers to Spartan Stores, Inc., without its subsidiaries, and the term "Company" refers to Spartan and its subsidiaries. The owners or operators of the retail stores served by the Company are referred to as "Customers."

          Grocery store Customers served by the Company range from single stores to supermarket chains with as many as 26 stores. In addition, Spartan's subsidiaries distribute candy, tobacco, and other grocery products to approximately 8,600 convenience stores and other retail locations. The Company conducts a predominant portion of its business with retail stores located in Michigan. According to industry sources, the Company is the ninth largest wholesaler of grocery and related products in the United States.

          In 1917, a group of independent food retailers incorporated the Grand Rapids Wholesale Grocery Company, seeking to gain lower food prices and other economies of scale by purchasing together on a cooperative basis. In 1957, the name was changed to Spartan Stores, Inc., to take advantage of the "Spartan" name, which is widely recognized in Michigan. Although Spartan was incorporated as a cooperative, in 1973 Spartan was converted to a Michigan business corporation.

          Spartan is authorized to sell its shares of common stock to Customers of Spartan, employees of the Company ("Associates"), and other persons designated by the Board of Directors from time to time ("Approved Holders"). In addition, pursuant to the Bylaws, Spartan may issue shares of its Class A Common Stock, $20 par value ("Class A Shares"), in connection with the acquisition of businesses, assets, or capital stock of another corporation. On May 28, 1997, the Board of Directors designated as Approved Holders (i) any shareholder or other equity owner of any Shareholder-Customer who owns 5 percent or more of the equity interests in the Shareholder-Customer; (ii) any member of the Board of Directors of Spartan; or (iii) any spouse of an Associate, any biological or adopted child of an Associate, if the child is 21 years of age or younger, or any trust created by the Associate or his or her spouse which is established for the benefit of the Associate or the spouse or any such child of the Associate.

          The Company operates on a 52-53 week fiscal year, with the fiscal year ending on the last Saturday in March. The principal executive offices of Spartan are located at 850 76th Street, S.W., P.O. Box 8700, Grand Rapids, Michigan 49518. Spartan's telephone number is (616) 878-2000.

     DESCRIPTION OF BUSINESS.

GENERAL

          The Company operates in three reportable business segments: distribution; insurance sales and underwriting; and real estate and finance. The Company's largest business segment, distribution, includes the distribution of grocery and related products. The distribution operations include product sales to independently owned and operated food stores and convenience stores as well as services directly related to the operation of those stores. Insurance sales and underwriting includes commission and premium income generated by sales to Customers and others. Real estate and finance represents revenues from financing and real estate activities with Customers and other businesses. Spartan owns seven subsidiaries which distribute products or provide support, insurance, and services to Customers and fulfill other functions for the Company.

          Financial information on the business segments is set forth under the caption "Business Segment Information" in the notes to the Consolidated Financial Statements of the Company included on pages 41 through 42 in this Report.

BUSINESS STRATEGY

          In the highly competitive food wholesaling industry, the Company's current business strategy is to remain exclusively a full-service wholesaler of grocery and related products. The Company recognizes that many food wholesalers, including several companies that are direct competitors of the Company, have developed and own "corporate stores." The Company's present plans do not anticipate any significant presence in retailing, but instead the Company plans to concentrate on wholesaling to avoid competing with its Customers. The Company may, however, from time to time determine to purchase one or more retail store locations.

          The Company's business strategy emphasizes a philosophy of service to the Customers. Management of the Company believes that by providing grocery retailers with a broad array of products and services, these retailers should be better able to grow and compete at the retail level. This growth and success of its Customers at the retail level should, in turn, enable the Company to grow and prosper as well.

          In addition, Spartan believes that Customers who are also shareholders of Spartan ("Shareholder-Customers") gain an important competitive advantage by access to the "Spartan" name and image. The "Spartan" name and logo are widely recognized by consumers in Michigan and other parts of the Midwest who have come to associate the "Spartan" name with service, selection, and quality in their grocery shopping. Substantially all stores supplied by Spartan display the "Spartan" name and logo on their doors, and some stores use the "Spartan" name prominently in store signs and advertising.

DISTRIBUTION

     GENERAL

          Spartan is a full-service distributor of grocery and related products, and provides its Customers with a selection of over 50,000 items, including dry grocery, produce, dairy products, meat, frozen food, tobacco products, health and beauty care items, and fresh fish and seafood.
Spartan supplies its Customers with both nationally advertised products and with over 1,800 "Spartan" private label items. Spartan ships the products from Spartan's main warehouse and distribution center in Grand Rapids, Michigan, and from a warehouse in Plymouth, Michigan.

          Several subsidiaries of the Company operate and are included in the distribution business segment. L & L/Jiroch Distributing Company
("L & L/Jiroch") and J.F. Walker Company, Inc. ("J.F. Walker") are wholesale distributors of candy, tobacco, and other grocery products to approximately 8,600 convenience stores and other retail locations in Michigan, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Tennessee, and West Virginia. United Wholesale Grocery Company ("United Wholesale") operates 13 cash and carry outlets in Michigan and Ohio. Capistar, a wholesale distributor of grocery and other products, closed its wholesale operation in February 1996. In May 1996, Capistar sold its warehouse located in Lansing, Michigan. Approximately 40 percent of the volume of Capistar's business is now supplied by Spartan or L & L/Jiroch.

          In February 1996, Spartan introduced a cost-plus pricing program for the distribution of its products and services to Customers. The cost-plus pricing program marks a substantial departure from the variable markup pricing with rebate program that Spartan used previously. Through the cost-plus pricing program, Spartan prices products, services, and transportation as separate elements. Spartan intends the program to reflect accurately the different costs in warehousing and distributing various commodities to assist Spartan and its Customers to work together to reduce costs.

          Cost-plus pricing consists of two parts. The first part is the "cost," which is generally the cost that the manufacturer charges Spartan, subject to definitions and exceptions in the program. The second part is the "plus," which is a charge generally consisting of: (i) a fixed amount per case times the number of cases on the invoice; (ii) a percentage of the total invoice product billing; (iii) a transportation charge based on a transportation pricing schedule that reflects Spartan's general transportation expenses; and (iv) a charge for assets used. Similarly, services are priced generally at the break-even cost of the service plus a charge for any assets used in providing the service.

          Spartan, itself and through its subsidiaries, provides Customers with a broad spectrum of services that the Company believes make it possible for the retailers to compete with large competitors, such as supermarket chains. Customers decide individually which services to use and are charged a fee for the services used.

     SITE IDENTIFICATION AND MARKET ANALYSIS. The Company assists Customers in identifying potential new store locations. Once the Company or a Customer has identified a potential site, the Company will undertake or commission an independent site feasibility analysis of the location, which includes a study of the demographics of the general area, the supermarket competitors located in the primary and secondary trading areas, and the volume a new store should expect to achieve at the location.

     STORE PLANNING AND DEVELOPMENT. The Company assists Customers in new store development, from site planning through construction, including financing and lease negotiations, store layout, space management, product display, and promotion. In addition, services available from the Company include engineering support, contracting assistance, layout strategy, front-end design and setup, and assistance in leasing space to other commercial tenants. Similar services are available to Customers who desire to remodel existing stores. Other services include consulting services on management operations and business valuations.

     MARKETING, PROMOTION, AND ADVERTISING ASSISTANCE. The Company offers its Customers the services of its in-house advertising department, which include developing marketing strategies, designing and producing signs and flyers, and coordinating print and media advertising campaigns. Customers may use the Company's print shop to print signs, flyers, and other items. In addition, the Company offers Customers the opportunity to participate in printed, radio, and television advertising programs conducted in most major media markets.

     INFORMATION SERVICES. The Company provides information services and customized software programs to Customers using a direct computer link to many of its Customers' stores. The Company can provide Customers with a product and price file for products. In addition, Customers may order inventory directly from the Company using their store-to-warehouse computer link-up and order entry system.

     ACCOUNTING AND TAX PREPARATION SERVICES. The Company provides a wide array of accounting services to Customers ranging from preparing monthly and annual financial reports to preparing tax returns.

     HUMAN RESOURCE SERVICES. The Company offers an extensive variety of human resource services to its Customers. The services include: recruiting; interviewing and staffing assistance; benefit program planning; handbook preparation, design, and printing; labor relations assistance; personnel record keeping; training; and development. The services listed above, as well as many others, are provided on an individual basis and are tailored to meet the needs of each Customer.

     COUPON REDEMPTION AND PRODUCT RECLAMATION. The Company provides coupon redemption services, making it possible for retailers to send all consumer value coupons directly to the Company for processing of refunds from manufacturers. In addition, the Company operates a 20,300 square-foot product reclamation center to handle all damaged products that Customers may return. Damaged products are returned to manufacturers, where appropriate, and credits received from manufacturers are then passed along to the Customers.

INSURANCE SERVICES

          Through its subsidiaries, the Company offers insurance for Customers and their employees, and employees of the Company. Customers are offered coverage for fire and other casualties, liability, automobile, fidelity, theft, bonds, workers' compensation, business interruption, and group health plans. In addition, individuals are offered automobile and homeowners coverage. Shield Insurance Services, Inc. ("Shield"), and Shield Benefit Administrators, Inc., a wholly owned subsidiary of Shield, provide insurance brokerage services and third-party claims administration and services. Spartan Insurance Company Ltd. ("Spartan Insurance") provides insurance underwriting for Customers. Spartan Insurance, which is incorporated and licensed in Bermuda, issues policies of another carrier through a fronting agreement. Under this agreement, Spartan Insurance insures some of the coverage limits and reinsures with reinsurance companies the balance of the coverage limit. Shield services the insurance programs offered by Spartan Insurance.

REAL ESTATE AND FINANCE

          The Company may loan funds to Shareholder-Customers to be used to develop new stores or expand or remodel existing stores. For qualified Shareholder-Customers, the management of Spartan may approve loans of up to $100,000. Loans in excess of $100,000 are recommended by management and approved by the Board of Directors of Spartan.

          As of March 29, 1997, the Company had 52 loans outstanding to Shareholder-Customers. Loans are collateralized by the inventory, facilities, or equipment financed, and some loans may be collateralized by Class A Shares or other additional assets or personal assets or guaranties of equity owners of the Customer.

          Loans currently are made only on a floating rate basis, based on the prime rate. Most loans to retailers from the Company carry interest rates from prime plus 1/2 percent to prime plus 3 percent. Maturity dates on the loans range from 1997 to 2004. As of the fiscal years ended March 1997, 1996, and 1995, the Company had outstanding loans to Customers totaling $9,771,108, $11,663,457, and $9,728,580, respectively. Over the last 15 years, the Company has not experienced significant aggregate losses on loans to Customers. Impaired loans totaled approximately $2,400,000 at March 29, 1997, including the current portion, with related allowances of $1,600,000. The estimated fair market value of the loans approximates the net carrying value at March 29, 1997.

          Market Development Corporation ("Market Development"), a subsidiary of Spartan, owns 29 retail grocery facilities or sites that are leased to Customers and others and leases 16 other sites for sublease to Customers.

          The Company finances its direct investment in shopping centers or new retail food stores through internally generated capital and borrowed funds.

COMPETITION

          The grocery and convenience store industries are characterized by intense competition and low profit margins. The principal methods of competition in the grocery industry are price, product quality and variety, and service. The principal methods of competition in the convenience store industry are price and product quality, and to a lesser extent, service. The Company believes that the Company and its Customers are competitive in their markets. However, the Company competes with a number of grocery and convenience store wholesalers and with a number of other businesses that market their products directly to food retailers, including companies having greater assets and larger sales volume than the Company. Customers compete with other retailers and with several large chain stores which have integrated wholesale and retail operations. Customers also compete with mass merchandisers, limited assortment stores, wholesale membership clubs, convenience stores, shop-at-home services, restaurants, and fast food businesses. The Company's success is in large part dependent upon the ability of its Customers to compete with the larger grocery store and convenience store chains. Competition in Michigan and the other states served by the Company has been, and continues to be, aggressive.

          In its eight-state market area of Michigan, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Tennessee, and West Virginia, the Company competes at the wholesale level with a number of larger and smaller food wholesalers, including Super Valu Stores, Inc.; Roundy's, Inc.; Nash Finch Company; Foodland Distributors (a joint venture between Wetterau, Inc. and the Kroger Company); and S. Abrahams and Sons, Inc.

          Customers compete with supermarket chains, other independent retailers, restaurants, fast food businesses, and convenience stores at the retail level. Among the largest supermarket chains that compete with Customers are Meijer, Inc.; The Great Atlantic and Pacific Tea Company (A&P); Borman's, Inc. (a wholly owned subsidiary of A&P); and the Kroger Company. Customers also compete with members-only shopping and discount clubs. Among the largest such clubs that compete with Customers is Sam's Club (a unit of Wal-Mart Stores, Inc.).

          According to industry sources, the market share of groceries sold by Shareholder-Customers is approximately 25 percent in Michigan, consisting of approximately 49 percent in Western Michigan (a 26 county market area), 13 percent in Eastern and Southern Michigan (a 24 county market area), and 65 percent in Northern Michigan (an 18 county market area).

          The insurance industry also is highly competitive. The Company believes that it is competitive, but many competitors may have far greater financial and other resources than those of the Company.

SUPPLIERS

          The Company purchases its products from a large number of national, regional, and local suppliers of name brand and private label merchandise. The Company is dependent upon these suppliers for brand name products. However, the Company has not encountered difficulty in procuring or maintaining an adequate level of products to service its Customers.

REGULATION

          The Company is subject to federal, state, and local laws and regulations covering the purchase, handling, sale, and transportation of its products, and is subject to the jurisdiction of the federal Food and Drug Administration ("FDA"). Management believes that the Company is in material compliance with all FDA and other federal and state laws and regulations governing its businesses.

SHAREHOLDER-CUSTOMERS

          At March 29, 1997, Spartan was the primary supplier to 447 retail food stores operated by 232 shareholders of the Company. As of such date, the average annualized purchases per store was $3,910,170.

          While the number of stores supplied by Spartan has not changed significantly during the past seven years, the average weekly purchases by Shareholder-Customers has increased. In addition, Spartan's largest Shareholder-Customers grew substantially. The five largest Shareholder-Customers operated a total of 80 stores in 1990, and a total of 91 stores as of March 29, 1997.

          Spartan supplies a diverse group of independent store operators ranging from single stores to supermarket chains with as many as 26 stores. Management believes that the diverse nature of the Customers it now supplies helps to insulate Spartan from any potential significant adverse effects of losing a single large Shareholder-Customer or from potential adverse economic conditions. Spartan does not believe that its success is dependent upon maintaining the supply business of any one Shareholder-Customer. Spartan's 10 largest Shareholder-Customers accounted for approximately 48 percent of its total net sales for fiscal year 1997, but no single Shareholder-Customer accounted for more than 8 percent of Spartan's total net sales. In the last five years, no Shareholder-Customer who was among the 10 largest Shareholder-Customers has terminated all of its business with Spartan to associate with another distributor.

ASSOCIATES

          As of March 29, 1997, the Company employed approximately 3,100 Associates, of which approximately 1,100 were represented by several unions. Certain warehouse and transportation Associates are represented by different Teamsters Union locals, with contracts expiring in 1997 through 2001. The Company considers its relations with all Associates to be satisfactory, and has not had any work stoppages in the last five years.

REQUIRED INVESTMENT POLICY

          The Board of Directors of Spartan has adopted a policy which requires Shareholder-Customers to purchase and hold a minimum investment (the "Required Investment") in the Class A Shares. From time to time, the Board may change the minimum investment and other terms of the Required Investment policy.

          If a Shareholder-Customer no longer purchases grocery and related products from Spartan, it is Spartan's policy (but not a contractual obligation) to redeem, at the Shareholder-Customer's request, that number of Class A Shares then held by the Shareholder-Customer with an aggregate Trading Value (see below) which equals the Shareholder-Customer's Required Investment as of the date the Shareholder-Customer ceased purchasing from Spartan. Payment for such redeemed Class A Shares is made in six equal installments over a five-year period.

          In addition to Class A Shares sold to Shareholder-Customers to satisfy the applicable Required Investment, Spartan offers all Shareholder-Customers the opportunity to purchase Class A Shares at any time and from time to time. Spartan sells the Class A Shares at the Trading Value in effect at the time of the purchase.

TRADING VALUE

          The price at which Shareholder-Customers must acquire Class A Shares from Spartan is the "Trading Value." The Board of Directors customarily establishes the Trading Value once a year, based on the Company's financial condition, the results of its operations, operating trends, market conditions, the state of the economy, and such other factors as the Board deems appropriate. No specific formula is used to set the Trading Value. Effective June 22, 1997, the Trading Value was established at $113 per share. During the fiscal years ended March 1997, 1996, and 1995, the Trading Value was $105, $100, and $93 per share, respectively.

CONCENTRATION REBATES

          In January 1996, the Board adopted a policy for Spartan to pay in fiscal year 1997 to its Customers a concentration rebate based upon each Customer's purchases from the Company as a percentage of the Customer's total retail sales (the "Concentration Rebate"). The concentration brackets that earned a Concentration Rebate began at 40 percent and were capped at the level of 60 percent or greater. Concentration Rebate amounts were weighted toward the higher concentration brackets. The total Concentration Rebate paid in fiscal year 1997 was $4.2 million. The Company does not expect to pay Concentration Rebates in fiscal year 1998.

TERMS OF SALE AND BAD DEBT EXPERIENCE

          The Company furnishes to its Customers in the distribution segment weekly statements of accounts. Statements include deliveries through and including the date of the statement. Payment is due within seven days from date of the statement, and those not paid within seven days are considered delinquent. Additional deliveries occur during this time which are billed on a subsequent statement. The timing of payments varies among Customers, but the Company generally may have receivables outstanding at any given time which average up to two week's sales. The Company believes that it adequately monitors its outstanding receivables, and bad debt expenses have not been material to the Company's operations.


ITEM 2.   PROPERTIES

          Spartan owns approximately 1,300,000 square feet of warehouse, distribution, and office space located on 211 acres in Grand Rapids,

Michigan. Spartan supplies primarily its West Michigan Customers from this main warehouse and distribution center. The center is located within one mile of U.S. 131, a main artery that links Grand Rapids with Kalamazoo on the south and connects with Interstate 96, one of the major east-west arteries serving Western Michigan and leading east into the Detroit area. Approximately 72 acres of the 211-acre complex in Grand Rapids are presently vacant land.

          The main warehouse and distribution center in Grand Rapids includes a general merchandise warehouse of approximately 233,000 square feet; refrigerated space of approximately 327,000 square feet; dry grocery space of approximately 585,000 square feet; general office space, including a print shop, of approximately 107,000 square feet; and transportation and salvage buildings of approximately 55,000 square feet. Spartan leases a 403,000 square-foot warehouse, garage, and office complex in Plymouth, Michigan, a western suburb of Detroit. This warehouse is used to supply its Customers located in the greater Detroit area and in Eastern Michigan. Shareholder-Customers are supplied by a fleet of approximately 135 tractors, 224 conventional trailers, and 115 refrigerated trailers. Deliveries by Spartan can occur as often as daily for large stores, or as infrequently as weekly for smaller stores.

          Spartan also owns a Reclamation Center/Support Services complex in Charlotte, Michigan consisting of an approximately 11 acre site containing two warehouses totaling 80,000 square feet. In addition, Spartan leases for various purposes 80,000 square feet of warehouse space in Grand Rapids, Michigan and a trailer relay station in Kalkaska, Michigan which consists of four trailer parking stations in a secured area.

          L & L/Jiroch owns approximately 180,000 square feet of warehouse and office space located in Wyoming, Michigan, to service its Customers. L & L/Jiroch moved into its current space in November 1995. L & L/Jiroch leases approximately 107,700 square feet of space also located in Wyoming, Michigan, which it formerly used as warehouse and office space. L & L/Jiroch subleased approximately 56,000 square feet of this leased space in 1996 and intends to sublease the remaining space.

          Market Development owns approximately 1,967,400 square feet of space that it leases to Customers and other retailers, consisting of approximately 1,669,500 square feet of grocery retail space and approximately 297,900 square feet of other retail space. In addition, three developments are in the planning stages for retail Customer and shopping center leasing.

          The square footage of lease space includes 11 shopping centers, located in Brighton, Michigan (78,000 square feet of retail space); Cascade Township, Michigan (90,000 square feet of retail space); Fenton, Michigan (77,300 square feet of retail space); Fremont, Michigan (41,000 square feet of retail space); Huntington, Indiana (54,000 square feet of retail space); Kentwood, Michigan (78,000 square feet of retail space); Ludington, Michigan (43,000 square feet of retail space); Sterling Heights, Michigan (101,424 square feet of retail space); Stevensville, Michigan (61,000 square feet of retail space); Ortonville, Michigan (53,000 square feet of retail space); and Three Rivers, Michigan (67,000 square feet of retail space) (the "Shopping Centers"). All Shopping Centers are substantially full and each Shopping Center is anchored by a lease with a retail grocery store, all but one of which is a Shareholder-Customer. In addition, Market Development owns vacant land in Canton, Milford, and Macomb Townships, Michigan. Market Development plans to sell the vacant land to developers to build a supermarket at each location for a Shareholder-Customer.

          Market Development owns 29 retail grocery store facilities or sites (including those leased in the Shopping Centers) that are leased to Customers, with terms expiring from 1997 to 2016. Aggregate lease rental income received for the grocery stores was $6,496,000, $6,599,000, and $5,760,000 in fiscal years 1997, 1996, and 1995, respectively.

          Market Development owns one vacant property located in Goshen, Indiana. Market Development acquired this property in January 1996, in exchange for property that Market Development formerly owned in Logansport, Indiana. The Goshen site is on the market to be sold.

          Currently, Market Development is planning to sell a number of retail sites to Shareholder-Customers as part of a portfolio reduction program to provide flexibility for future financing and growth opportunities for Spartan Customers.

          In addition, Market Development leases 16 sites for sublease to Customers. Under this program, Market Development has leased real estate with lease terms expiring from 1997 to 2016. Aggregate lease rental income received pursuant to the subleases was $2,471,000, $1,765,000, and $1,490,000 in fiscal years 1997, 1996, and 1995, respectively. Site lease rental expenses were $2,361,000, $1,644,000, and $1,380,000 for fiscal years 1997, 1996, and 1995, respectively. All stores are owned and leased to Customers and all stores leased and subleased to Customers are in all material respects operating according to required lease terms.

          J.F. Walker leases 13 locations totaling approximately 158,000 square feet of warehouse and distribution space at its locations in Michigan, Indiana, Kentucky, Ohio, Pennsylvania, and Tennessee to service its customers. J.F. Walker also owns two locations totaling approximately 97,500 square feet of warehouse and distribution space. During fiscal year 1996, J.F. Walker sold three locations totalling approximately 53,000 square feet of space.

          United Wholesale operates 13 "cash and carry" wholesale grocery facilities, 12 of which are located in Michigan, and one of which is located in Ohio. United Wholesale owns 10 and leases three of these retail outlets, which have a total of approximately 246,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS

          On August 21, 1996, the Attorney General for the State of Michigan filed an action in Michigan circuit court against the leading cigarette manufacturers operating in the United States, 12 wholesalers and distributors of tobacco products in Michigan (including three Company subsidiaries) and others seeking certain injunctive relief, the reimbursement of $4 billion in Medicaid and other expenditures incurred or to be incurred by the State of Michigan to treat diseases allegedly caused by cigarette smoking and punitive damages of $10 billion. Subsequent to the end of fiscal year 1997, two separate actions have been filed in the state courts in Tennessee on behalf of the individual plaintiffs and a class action in one case and on behalf of the State of Tennessee and its taxpayers in the other case, against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including a subsidiary of the Company. In these separate cases, the plaintiffs are seeking compensatory, punitive, and other damages, reimbursement of medical and other expenditures, and equitable relief. The Company believes that its subsidiaries have valid defenses to these legal actions. These actions will be vigorously defended. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify the Company's subsidiaries from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

          Spartan and its subsidiaries are parties, as plaintiff or defendant, to various other legal proceedings incidental to their businesses. In the opinion of management, such matters are not, individually or in the aggregate, material to the Company's financial condition or results of operations. All such legal proceedings arose in the ordinary course of the Company's operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Not applicable.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     MARKET INFORMATION.

          There is and has been no established public trading market for Spartan's securities, including the Class A Shares. Spartan does not expect an active market for the Class A Shares to develop. In addition, although Spartan has a policy to redeem Class A Shares under certain circumstances, Spartan is not obligated to do so. Only limited classes of persons are eligible to hold Class A Shares.

          A holder may transfer the Class A Shares only to: (i) a Shareholder-Customer who continues to purchase from Spartan grocery and related products; (ii) an Associate; (iii) a Qualified Holder; or (iv) an Approved Holder. On May 28, 1997, the Board of Directors designated as Approved Holders (i) any shareholder or other equity owner of any Shareholder-Customer who owns 5 percent or more of the equity interests in the Shareholder-Customer; (ii) any member of the Board of Directors of Spartan; or (iii) any spouse of an Associate, any biological or adopted child of an Associate, if the child is 21 years of age or younger, or any trust created by the Associate or his or her spouse which is established for the benefit of the Associate or the spouse or any such child of the Associate.

          The Board of Directors from time to time, usually on an annual basis, establishes the Trading Value for the Class A Shares. The Board determines the Trading Value, in its sole and absolute discretion, based on the Company's financial condition, results of operations, operating trends, market conditions, the state of the economy, and such other factors as the Board deems appropriate. During the fiscal year ending March 29, 1997, the Trading Value was $105 per share. However, effective June 22, 1997, the Trading Value has been established at $113 per share.

          Spartan is authorized to issue 500,000 shares of Class B Common Stock ("Class B Shares") with such preferences, limitations, and voting, distribution, dividend, liquidation, conversion, participation, redemption, and other rights as the Board may determine before issuance of the shares. The Board of Directors may authorize and issue one or more series of Class B Shares with preferences and rights superior to the rights of the holders of the Class A Shares. As of the date of this Report, no Class B Shares are outstanding.

          On May 28, 1997, the Board of Directors authorized a ten-for-one stock split pursuant to a share dividend payable to shareholders of record on May 31, 1997, and approved an amendment to the Articles of Incorporation to increase the authorized capital stock from 2,000,000 to 20,000,000 Class A Shares and from 500,000 to 5,000,000 Class B Shares. The amendment also would reduce the par value of the Class A Shares from $20 per share to $2 per share. The stock split is subject to approval of the amendment by the Company's shareholders. Upon payment by the Company of the share dividend pursuant to the stock split, the Trading Value will be reduced from $113 per share to $11.30 per share.

     HOLDERS.

          As of May 31, 1997, there were approximately 402 record holders of the Company's Class A Shares. There were no holders of the Company's Class B Shares.

     DIVIDENDS.

          For at least 20 years, the Board of Directors has declared, and Spartan has paid, a regular quarterly dividend. The amount of such quarterly dividends for each of the three fiscal years in the period ended March 29, 1997, was $0.125 per share. While the Board of Directors expects to continue to declare dividends quarterly, future dividends will depend on earnings, capital requirements, financial conditions, and other relevant factors. Certain loan agreements to which Spartan is a party contain covenants which restrict the payment of dividends or other distributions to shareholders in the event of a default of the agreement or in excess of permitted amounts. As of March 29, 1997, under the most restrictive of these agreements, Spartan had approximately $12,000,000 available for the payment of dividends.


ITEM 6.   SELECTED FINANCIAL DATA

          The selected consolidated financial information presented below as of and for the years ended March 29, 1997, March 30, 1996, March 25, 1995, March 26, 1994, and March 27, 1993, has been derived from consolidated financial statements, and should be read in conjunction with the consolidated financial statements and related notes, for each of the three years in the period ended March 29, 1997, audited by Deloitte & Touche LLP, independent certified public accountants, appearing elsewhere in this Report. The following data also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

                            SELECTED CONSOLIDATED FINANCIAL INFORMATION
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:                                               FOR THE YEAR ENDED
                                     ----------------------------------------------------------------------------------
                                      MARCH 29,         MARCH 30,         MARCH 25,         MARCH 26,         MARCH 27,
                                        1997              1996              1995            1994<F1>            1993
                                     ----------        ----------        ----------        ----------        ----------
   Net Sales<F2>                     $2,475,025        $2,554,688        $2,526,128        $2,194,754        $2,062,719

   Volume Incentive
        Rebates<F3>                                    $   15,577        $   17,584        $   17,626        $   17,710

   Costs and Expenses<F2>            $2,459,641        $2,571,279        $2,494,446        $2,165,938        $2,035,966

   Earnings (Loss) Before
        Taxes on Income<F4>          $   15,384        $  (32,168)       $   14,098        $   11,190        $    9,043

   Net Earnings (Loss)<F4><F5>       $    9,703        $  (21,668)       $    9,030        $    7,105        $    3,241

   Net Earnings (Loss)
        Per Share <F4><F5>           $     7.99        $   (17.42)       $     7.40        $     6.09        $     2.75

BALANCE SHEET DATA:                                                        AS OF
                                     ----------------------------------------------------------------------------------
                                      MARCH 29,         MARCH 30,         MARCH 25,         MARCH 26,         MARCH 27,
                                        1997              1996              1995            1994<F1>            1993
                                     ----------        ----------        ----------        ----------        ----------
   Working Capital                   $   60,673        $   69,284        $   64,381        $   50,439        $   77,077

   Total Assets                      $  403,630        $  387,451        $  386,141        $  373,286        $  332,394

   Long-Term Debt and
      Capital Lease
      Obligations                    $  125,776        $  124,372        $  106,794        $   69,468        $   86,817

   Shareholders' Equity              $  107,258        $  102,587        $  125,801        $  113,176        $  107,838

   Book Value Per
      Class A Share<F4>              $    89.14        $    82.33        $   100.28        $    93.59        $    88.16

   Return on Average
        Shareholders' Equity<F4>           9.26%           (17.66%)            7.52%             6.41%             3.02%

   Cash Dividends                    $      606        $      623        $      613        $      591        $      596

   Dividends Paid Per Share          $      .50        $      .50        $      .50        $      .50        $      .50

   Shares Outstanding                     1,203             1,246             1,254             1,209             1,223

<F1>  On November 8, 1993, the Company acquired all of the issued and outstanding stock of J.F. Walker. The consolidated financial information includes the operations of J.F. Walker from November 8, 1993.

<F2>  Certain reclassifications relating to service revenues and pass-
      through billings have been made to prior years' data to conform to the 1997 presentation. The effect of the reclassifications was to increase net sales and costs and expenses by $18,100,000, $13,700,000, $5,259,000, and $4,065,000 in 1996, 1995, 1994, and
      1993, respectively.

<F3>  Until February 1996, Spartan's policy was to pay volume incentive rebates to its Shareholder-Customers based upon each store's order size from Spartan. Prior to June 14, 1995, volume incentive rebates were paid approximately 50 percent in cash on a quarterly basis. At Spartan's fiscal year end, the Shareholder-Customers would receive Class A Shares at the Trading Value then in effect in exchange for the remaining approximately 50 percent of the volume incentive rebate. On June 14, 1995, the Board of Directors changed the rebate policy to pay volume incentive rebates on a quarterly basis approximately 75 percent in cash, and at the fiscal year end, the Shareholder-Customer received Class A Shares at the Trading Value then in effect in exchange for the remaining 25 percent of the rebate. As of February 1996, Spartan no longer pays any volume incentive rebates.

<F4>  During the year ended March 30, 1996, the Company incurred restructuring, reorganization, and other charges amounting to $46,439,743.

<F5>  The Company adopted SFAS No. 106, "Employers' Accounting for
      Postretirement Benefits Other Than Pensions," effective March 29, 1992. Adopting SFAS No. 106 resulted in a decrease in net earnings of $2,393,416 or $2.03 per share for the year ending March 27, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On February 4, 1996, the Company changed its pricing methodology from a variable mark-up program with volume incentive rebates to a cost-plus pricing program. As a result of adopting the cost-plus pricing strategy, all transportation and certain other service costs were no longer included in the selling price and volume incentive rebates were discontinued. Historically, fees that were charged to Customers for transportation and other services were reported as a reduction of operating and administrative expense. Effective fiscal 1997, all significant fees for transportation and other services are included in sales. As a result, prior years' financial statements have been restated to conform to the 1997 presentation. Net earnings (loss) as previously reported were not affected.

         During fiscal 1997, the Company paid $4.2 million in Concentration Rebates to its Customers. This rebate program has been discontinued effective fiscal 1998. In addition, the Company has budgeted approximately $6.0 million over the next two fiscal years to upgrade its software to accommodate the years beginning with 2000.

    RESULTS OF OPERATIONS

         The following table sets forth items from the Company's
Consolidated Statements of Operations as percentages of net sales, less any volume incentive rebates:

---------------------------------------------------------------------------
                                            YEAR ENDED
---------------------------------------------------------------------------
                                 MARCH 29,     MARCH 30,       MARCH 25,
                                   1997          1996            1995
                                (52 WEEKS)    (53 WEEKS)      (52 WEEKS)
---------------------------------------------------------------------------
Net sales                         100.0%        100.0%          100.0%
Gross profit                        9.6           9.6             9.7
Less:
 Operating and
   administrative
   expenses                         8.8           8.8             9.0
 Restructuring,
   reorganization
   and other charges                              1.8
 Interest expense                    .4            .4              .3
 Interest income                    (.1)          (.1)            (.1)

 Gain on sale of property
   and equipment                    (.1)                          (.1)
---------------------------------------------------------------------------
 Total                              9.0          10.9             9.1
---------------------------------------------------------------------------
Earnings (loss) before
  income taxes                       .6          (1.3)             .6
Taxes (benefit)
 on income                           .2           (.4)             .2
---------------------------------------------------------------------------
Net earnings (loss)                  .4%          (.9%)            .4%
---------------------------------------------------------------------------


NET SALES

          Net sales for 1997 were slightly higher than 1996 after adjustment for the closing of the Company's Capistar subsidiary and for fiscal 1996 having 53 weeks of operations compared to 52 weeks in 1997. Without adjustment for the previously mentioned items, net sales, less any volume incentive rebates, decreased by 2.5 percent to $2.5 billion. Net sales, less volume incentive rebates, increased 1.2 percent in fiscal 1996 over 1995 due primarily to an additional week in 1996, partially offset by sales lost due to the closing of the Capistar facility as a result of the restructuring program in 1996.

          Distribution segment sales decreased 3.3 percent in 1997 and increased 1.2 percent in 1996 due primarily to the factors mentioned in the previous paragraph and the loss of a major Customer and the consolidation of certain distribution centers at J.F. Walker. The Company's Customers operate in a dynamic and competitive industry. Food at home sales relative to total food sales continue to decrease as consumers purchase more prepared food for consumption in the home. In addition, consumers now purchase more of their food and related products at locations not traditionally supplied by food wholesalers such as the Company. Continued investments by national retail chain stores in the Company's market area also contributed to increased competition for retail sales. The Company also faces increased competition for its Customers as other wholesalers and distributors have improved or expanded their presence in the Company's market area.

          Insurance segment sales increased 3.0 percent and 5.7 percent in fiscal 1997 and 1996, respectively, primarily as a result of increased volume.

          Real Estate and Finance segment revenues increased 42.1 percent to $12.0 million in 1997 due primarily to an increase in property rentals and gains realized on the sale of real estate. Real Estate and Finance segment revenues decreased 12.2 percent in 1996 due primarily to the absence of significant real estate transactions.

GROSS PROFIT

          Gross profit as a percentage of net sales, less any volume incentive rebates, was 9.6 percent in 1997 and 1996, compared to 9.7 percent in 1995. The decrease in 1997 and 1996 compared to 1995 was due primarily to a nonrecurring Michigan cigarette inventory holding gain realized in 1995 amounting to $3.7 million before taxes.

OPERATING AND ADMINISTRATIVE EXPENSES

          Operating and administrative expenses as a percentage of net sales, less any volume incentive rebates, were 8.8 percent in 1997 and 1996, compared to 9.0 percent in 1995. The reduction in operating and administrative expenses in 1997 and 1996 compared to 1995 was due primarily to the closing of Capistar and the consolidation of certain J.F. Walker distribution centers.

          During fiscal 1997, two labor contracts were ratified. Each agreement has a four-year term and collectively they cover approximately 1,050 Associates. Management believes that customer service will improve and operating expense will be reduced due to improvements in scheduling flexibility under the new contracts.

RESTRUCTURING, REORGANIZATION AND OTHER CHARGES IN 1996

          In fiscal 1996, the Company incurred restructuring, reorganization and other charges amounting to approximately $46.4 million all of which related to the Distribution segment.

          In fiscal 1993, the Company commenced a reengineering project, described by the acronym BASE (Business Automation Support Environment).
In fiscal 1996, the Company conducted an in-depth review of the BASE project and determined that the project was not meeting all anticipated objectives. Accordingly, in February 1996, the Company and the BASE project manager agreed to terminate the project management and related contracts. Company personnel assumed project management responsibilities. The Company segmented the BASE project into individual projects and evaluated them separately. Certain projects with no expected return were terminated and the associated costs written off. Certain other costs associated with the continuing projects were also written off if they were deemed to be of no value to the continuing project. The restructuring charges included $35.4 million of such costs. During fiscal 1996 the Company closed and combined certain of its distribution facilities. Restructuring, reorganization and other charges include a provision of $1.8 million for property and lease discontinuance at closed facilities, $4.1 million for costs related to transferring the Capistar business and closing its facilities and $1.6 million for severance and termination of employment agreements.

          The Company also provided $3.5 million for the impairment of long-lived assets, inasmuch as the projected future undiscounted cash flows were not sufficient to recover their carrying value.

GAIN ON SALE OF PROPERTY AND EQUIPMENT

          The gain on sale of property and equipment of $1.7 million in 1997 was due primarily to the sale of retail and wholesale properties and the gain of $1.4 million reported in 1995 was due primarily to the sale of retail store operations. There were no significant transactions in 1996.

OPERATING EARNINGS (LOSS)

          The Company's pretax operating earnings exclude interest in the Distribution segment whereas it is included in the other business segments. Operating earnings for 1997 were $20.1 million, compared with an operating loss for 1996 of $27.6 million and operating earnings for 1995 of $18.6 million. The decrease in operating earnings in 1996 was due to restructuring, reorganization and other charges totaling $46.4 million. Excluding the restructuring charge in 1996, operating earnings in 1997 increased 6.6 percent.

          Distribution segment operating earnings, before the restructuring, reorganization and other charges reported in 1996, decreased $.8 million in 1997 after increasing $2.2 million in 1996. The decrease in operating earnings in 1997 was due primarily to the reasons described in "Net Sales" above. The increase in operating earnings in 1996, before restructuring, reorganization and other charges, was due primarily to the consolidation of certain J.F. Walker distribution centers.

          Insurance segment operating earnings increased $1.0 million in 1997 to $3.9 million. In 1996, operating earnings in the Insurance segment decreased $.5 million. Operating earnings in both 1997 and 1996 were affected primarily by changes in incurred losses and loss reserves.

          Real Estate and Finance segment operating earnings were $2.0, $1.0 and $2.6 million in 1997, 1996 and 1995, respectively. The change in operating earnings in 1997 and 1995 compared to 1996 was due primarily to net gains on the sale of real property.

INTEREST EXPENSE AND INCOME

          Interest expense for 1997 decreased $1.1 million to $8.5 million from $9.6 million in 1996. This decrease was due primarily to lower borrowing levels attributable to the liquidation of inventory and sale of buildings resulting from the closing of Capistar, the decrease in inventory relating to the consolidation of certain J.F. Walker distribution facilities and a decrease in short-term borrowing rates. Interest expense for 1996 increased to $9.6 million from $8.7 million in 1995 due primarily to an increase in debt levels and higher short-term interest rates. Interest income decreased to $3.6 million in 1997 compared with $4.1 million in 1996 and $3.4 million in 1995. Interest income for 1996 was higher than 1997 and 1995 due primarily to an increase in notes receivable levels and higher interest rates.

     LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal sources of liquidity are cash flows from operating activities and borrowings under a bank credit agreement. On December 23, 1996, the Company entered into a $140 million credit agreement with a syndication of banks. Interest rates are based on various market rate options selected by the Company at the time of borrowing. At year-end 1997, the Company would have been allowed to borrow an additional $21.4 million under the credit agreement and another agreement. Management believes that cash flows from operating activities and the Company's ability to borrow under the bank credit agreement will be adequate in the next fiscal year for the Company's operating, investing and financing activities.

          Cash provided by operations was $16.4 million in 1997, compared with $42.9 million in 1996 and $58.3 million in 1995. The decrease in cash provided by operations in 1997 compared to 1996 and 1995 was due primarily to an increase in inventory levels to take advantage of purchasing opportunities. The reduction in inventory levels of $10.3 million and $25.5 million in 1996 and 1995, respectively, was due primarily to the Company's strategic move to a continuous replenishment method for inventories, the closing of Capistar and the consolidation of certain Walker distribution centers. Management has budgeted for the sale of certain properties in fiscal 1998 previously held for investment with proceeds approximating $25 million.

          Cash used in investing activities, primarily purchases of property and equipment, was $35.8 million in 1997 compared to $49.5 and $51.6 million in 1996 and 1995, respectively. The reduction of cash used in investing activities in 1997 was due primarily to lower levels of capital expenditures on BASE projects. Management expects that fiscal 1998 capital expenditures will be approximately $25 million.

          Net cash provided by financing activities amounted to $13.8 million in 1997 resulting primarily from an increase in the Company's short and long-term borrowing position. Short-term debt increased to $33.5 million at the end of fiscal 1997 compared to $15.0 million at the end of fiscal 1996 and long-term debt, including capitalized leases, increased to $125.8 million at the end of fiscal 1997 compared to $124.4 million at the end of fiscal 1996. The additional borrowings were used primarily to fund retail site development.

     CAPITAL STRUCTURE

          The following table summarizes the capital structure for the last two fiscal years:

---------------------------------------------------------------------------------------------------------
                                                         1997                             1996
---------------------------------------------------------------------------------------------------------
     Average short-term borrowing
        during the year                     $ 19,965,799         7.1%       $ 10,632,357         4.0%
     Long-term debt at year-end              130,609,321        46.4         129,692,268        48.6
     Present value at year-end:
        Capital leases                         2,359,074          .8           2,941,210         1.1
        Operating leases:
          Used in operations                   5,321,587         1.9           6,395,172         2.4
          Subleased to others                 15,936,923         5.7          14,497,931         5.4
---------------------------------------------------------------------------------------------------------
     Total debt capital                      174,192,704        61.9         164,158,938        61.5
     Shareholders' equity                    107,257,574        38.1         102,586,711        38.5
---------------------------------------------------------------------------------------------------------
     Total capitalization                   $281,450,278       100.0%       $266,745,649       100.0%
---------------------------------------------------------------------------------------------------------

          The Trading Value of the Class A Shares is established annually by the Board of Directors during the first quarter of the fiscal year. Any change adopted by the Board becomes effective upon acceptance of the Trading Value by the Michigan Corporation, Securities and Land Development Bureau (the "Bureau"). The Trading Value of the Class A Shares was $105 per share at March 29, 1997. On June 16, 1997, the Company received notice from the Bureau that $113 per share had been accepted as the new Trading Value effective June 22, 1997.

          The Company paid quarterly dividends of $.125 per share for each of the past three fiscal years. Dividends were $606,000 for the fiscal year ended March 29, 1997. Certain loan agreements to which Spartan is a party contain covenants that, pursuant to financial ratios or formulas, restrict the incurrence of additional indebtedness, the payment of dividends or other distributions to shareholders, the payment of rebates or the redemption of shares of common stock in the event of a default of the agreement or in excess of permitted amounts.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Except for the historical information contained in this Report, the matters discussed in this Report include forward-looking statements which involve risk and uncertainties including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     INDEPENDENT AUDITORS' REPORT

     Board of Directors and Shareholders
     Spartan Stores, Inc.
     Grand Rapids, Michigan

     We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries as of March 29, 1997 and March 30, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Spartan Stores, Inc. and subsidiaries as of March 29, 1997, and March 30, 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 1997, in conformity with generally accepted accounting principles.




     /s/ Deloitte & Touche LLP
     Grand Rapids, Michigan
     June 9, 1997

                        CONSOLIDATED BALANCE SHEETS

                   SPARTAN STORES, INC. AND SUBSIDIARIES

                                                          MARCH 29,           MARCH 30,
ASSETS                                                      1997                1996
------                                                  ------------        ------------
CURRENT ASSETS
  Cash and cash equivalents                             $ 34,198,752        $ 39,796,018
  Marketable securities                                   17,605,880          16,051,608
  Accounts receivable                                     67,045,013          68,444,576
  Refundable taxes on income                               6,026,221          10,173,305
  Inventories                                             85,209,192          78,659,807
  Prepaid expenses                                         7,867,173           4,072,104
  Deferred taxes on income                                 5,751,000           7,579,000
                                                        ------------        ------------

  TOTAL CURRENT ASSETS                                   223,703,231         224,776,418

OTHER ASSETS
  Notes receivable                                         6,353,405           8,073,203
  Other                                                      564,945           1,885,868
                                                        ------------        ------------

  TOTAL OTHER ASSETS                                       6,918,350           9,959,071

PROPERTY AND EQUIPMENT
  Land and improvements                                   36,391,244          31,644,867
  Buildings                                              138,569,686         124,817,021
  Equipment                                              134,035,643         123,073,105
                                                        ------------        ------------

  TOTAL PROPERTY AND EQUIPMENT                           308,996,573         279,534,993

  Less accumulated depreciation and amortization         135,988,572         126,819,069
                                                        ------------        ------------

  NET PROPERTY AND EQUIPMENT                             173,008,001         152,715,924
                                                        ------------        ------------

TOTAL ASSETS                                            $403,629,582        $387,451,413
                                                        ============        ============

See notes to consolidated financial statements.

                  CONSOLIDATED BALANCE SHEETS (continued)

                   SPARTAN STORES, INC. AND SUBSIDIARIES

                                                          MARCH 29,           MARCH 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                        1997                1996
------------------------------------                    ------------        ------------
CURRENT LIABILITIES
  Notes payable                                         $ 33,500,000        $ 15,000,000
  Accounts payable                                        78,130,484          84,868,588
  Rebates due to customers                                 2,581,674           1,365,774
  Accrued payroll and benefits                            11,815,711          10,677,621
  Insurance reserves                                      17,172,342          18,484,660
  Other accrued expenses                                  12,637,721          16,834,621
  Current maturities of long-term debt                     6,598,927           7,678,972
  Current obligations under capital leases                   593,078             582,135
                                                        ------------        ------------

  TOTAL CURRENT LIABILITIES                              163,029,937         155,492,371

DEFERRED GAIN ON SALE OF REAL PROPERTY                       213,198             298,477

DEFERRED TAXES ON INCOME                                   2,807,000             600,000

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                4,545,483           4,101,483

LONG-TERM DEBT                                           124,010,394         122,013,296

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                 1,765,996           2,359,075

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Class A common stock, voting, par value $20
    a share; authorized 2,000,000 shares;
    outstanding 1,203,285 and 1,246,048                   24,065,700          24,920,960
  Additional paid-in capital                              18,406,969          19,622,472
  Retained earnings                                       64,784,905          58,043,279
                                                        ------------        ------------

  TOTAL SHAREHOLDERS' EQUITY                             107,257,574         102,586,711

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $403,629,582        $387,451,413
                                                        ============        ============

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   SPARTAN STORES, INC. AND SUBSIDIARIES

                                                                   YEAR ENDED
                                           ----------------------------------------------------------
                                              MARCH 29,             MARCH 30,             MARCH 25,
                                                1997                  1996                  1995
                                           --------------        --------------        --------------
NET SALES                                  $2,475,025,242        $2,554,687,929        $2,526,128,380

LESS VOLUME INCENTIVE REBATES                                        15,576,939            17,583,927
                                           --------------        --------------        --------------

                                            2,475,025,242         2,539,110,990         2,508,544,453

COSTS AND EXPENSES
  Cost of sales                             2,238,364,428         2,295,129,609         2,265,803,791
  Operating and administrative                218,124,494           223,817,233           224,738,044
  Restructuring, reorganization and
    other charges                                                    46,439,743
  Interest expense                              8,466,452             9,600,177             8,729,708
  Interest income                              (3,609,410)           (4,111,032)           (3,382,303)
  (Gain) loss on sale of
    property and equipment                     (1,704,447)              402,855            (1,442,688)
                                           --------------        --------------        --------------

TOTAL COSTS AND EXPENSES                    2,459,641,517         2,571,278,585         2,494,446,552
                                           --------------        --------------        --------------

EARNINGS (LOSS) BEFORE INCOME
  TAXES (BENEFIT)                              15,383,725           (32,167,595)           14,097,901

INCOME TAXES (BENEFIT)                          5,681,000           (10,500,000)            5,068,000
                                           --------------        --------------        --------------

NET EARNINGS (LOSS)                        $    9,702,725        $  (21,667,595)       $    9,029,901
                                           ==============        ==============        ==============

NET EARNINGS (LOSS) PER CLASS A
  SHARE                                    $         7.99        $       (17.42)       $         7.40
                                           ==============        ==============        ==============

See notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                                                              CLASS A          ADDITIONAL          RETAINED
                                                            COMMON STOCK     PAID-IN CAPITAL       EARNINGS
                                                            ------------     ---------------       --------
Balance                   March 27, 1994                    $24,185,800        $12,329,472        $76,660,900

Class A common
  stock transactions      58,703 shares purchased            (1,174,060)        (2,414,428)        (1,839,471)

                          103,862 shares issued               2,077,240          7,557,966

Net earnings                                                                                        9,029,901

Cash dividends            $.50 per share                                                             (612,588)
--------------------------------------------------------------------------------------------------------------

Balance                   March 25, 1995                     25,088,980         17,473,010         83,238,742

Class A common
  stock transactions      76,046 shares purchased            (1,520,920)        (3,165,335)        (2,904,751)

                          67,645 shares issued                1,352,900          5,314,797

Net loss                                                                                          (21,667,595)

Cash dividends            $.50 per share                                                             (623,117)
--------------------------------------------------------------------------------------------------------------

Balance                   March 30, 1996                     24,920,960         19,622,472         58,043,279

Class A common
  stock transactions      80,141 shares purchased            (1,602,820)        (4,367,053)        (2,355,162)

                          37,378 shares issued                  747,560          3,151,550

Net earnings                                                                                        9,702,725

Cash dividends            $.50 per share                                                             (605,937)
--------------------------------------------------------------------------------------------------------------

Balance                   March 29, 1997                    $24,065,700        $18,406,969        $64,784,905

See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                                                                                 YEAR ENDED
                                                            ----------------------------------------------------
                                                              MARCH 29,           MARCH 30,           MARCH 25,
                                                                1997                1996                1995
                                                            ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                       $  9,702,725        $(21,667,595)       $  9,029,901
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                             20,175,210          19,224,433          17,834,432
    Rebates paid in common stock                                                   4,000,121           8,082,258
    Restructuring, reorganization and other charges                               41,344,222
    Postretirement benefits other than pensions                  444,000             107,306             116,399
    Deferred taxes on income                                   4,035,000           1,194,000          (2,386,000)
    (Gain) loss on sale of property and equipment             (1,704,447)            402,855          (1,442,688)
    Change in assets and liabilities:
       Marketable securities                                  (1,554,272)         (2,806,890)            (45,673)
       Accounts receivable                                     1,399,563           6,358,071          (8,577,068)
       Refundable taxes on income                              4,147,084         (10,173,305)
       Inventories                                            (6,549,385)         10,330,922          25,518,707
       Prepaid expenses                                       (3,795,069)             99,410           2,018,224
       Accounts payable                                       (6,738,104)         (6,146,663)            660,355
       Rebates due to customers                                1,215,900            (570,867)           (163,320)
       Accrued payroll and benefits                            1,138,090             183,184             641,975
       Insurance reserves                                     (1,312,318)           (635,043)          2,029,250
       Other accrued expenses                                 (4,196,900)          1,633,999           4,989,285
                                                            ------------        ------------        ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     16,407,077          42,878,160          58,306,037
                                                            ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                        (46,237,512)        (42,261,541)        (31,225,239)
  Additions to software engineering in progress                                   (5,707,083)        (24,061,316)
  Proceeds from the sale of property and
    equipment                                                  7,805,730           2,083,122           2,566,750
  Other                                                        2,624,384          (3,610,725)          1,100,335
                                                            ------------        ------------        ------------

NET CASH USED IN INVESTING ACTIVITIES                        (35,807,398)        (49,496,227)        (51,619,470)
                                                            ------------        ------------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in notes payable                                    18,500,000          10,056,580         (47,988,222)
  Proceeds from long-term borrowings                          37,274,127          34,871,387          56,058,357
  Repayment of long-term debt                                (36,357,074)        (17,587,293)        (15,537,981)
  Reduction of obligations under capital leases                 (582,136)           (541,235)           (489,950)
  Proceeds from sale of common stock                           3,899,110           2,667,576           1,552,948
  Common stock purchased                                      (8,325,035)         (7,591,006)         (5,427,959)
  Dividends paid                                                (605,937)           (623,117)           (612,588)
                                                            ------------        ------------        ------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                        13,803,055          21,252,892         (12,445,395)
                                                            ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 (5,597,266)         14,634,825          (5,758,828)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                                        39,796,018          25,161,193          30,920,021
                                                            ------------        ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 34,198,752        $ 39,796,018        $ 25,161,193
                                                            ============        ============        ============

See notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY OWNERSHIP

The Company's common stock is substantially owned by its customers and a majority of the Company's sales are to its shareholder-customers. A description of the Company's transactions with its customers is included in the Business Segment Information note to the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.

FISCAL YEAR

The fiscal year of the Company ends on the last Saturday of March. The fiscal years ended March 29, 1997 and March 25, 1995 were comprised of fifty-two weeks. The fiscal year ended March 30, 1996 was comprised of fifty-three weeks.

FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments have been determined by the Company and are disclosed in the marketable securities, notes receivable and long-term debt notes.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly-liquid investments with an original maturity of three months or less at the date of purchase.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



ACCOUNTS RECEIVABLE

Accounts receivable include the current portion of notes receivable of $3,772,303 in 1997 and $3,957,755 in 1996 and are shown net of allowances for credit losses of $3,160,000 in 1997 and $2,635,000 in 1996.

INVENTORIES

Inventories are stated at the lower of cost or market using the LIFO (last-in, first-out) method. If replacement cost had been used, inventories would have been $45,000,000 and $43,500,000 higher at March 29, 1997 and March 30, 1996, respectively. During 1997, 1996 and 1995, certain inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory carried at lower costs prevailing in prior years as compared with the costs of purchases in these years, the effect of which increased income before taxes in 1997 and 1995 by $441,000 and $1,932,000, respectively and decreased the loss before tax benefit in 1996 by $480,000.

RECOGNITION OF LOAN IMPAIRMENT

The Company records allowances for loan impairment when it is determined that the Company will be unable to collect all amounts due according to the terms of the underlying agreement. Interest income on impaired loans is recognized only when interest payments are received.

LONG-LIVED ASSETS

The carrying values of long-lived assets are analyzed using undiscounted future cash flows of the assets. Any adjustment to its carrying value is recognized on a current basis.

INTANGIBLE ASSETS

Goodwill consists of amounts paid in excess of the fair value of acquired net assets and is being amortized over ten years on a straight-line basis and is shown net of accumulated amortization of $3,149,121 and $4,233,507 as of March 29, 1997 and March 30, 1996, respectively. Amortization of goodwill amounted to $1,051,984, $960,827 and $1,175,977 in 1997, 1996 and
1995, respectively. In 1996, the Company recognized an impairment of approximately $3,160,000 as part of the restructuring, reorganization and other charges.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated over the shorter of the estimated useful lives or lease periods of the assets. Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation is computed using the straight-line and declining balance methods as follows:

             Land improvements                       15 to 40 years
             Buildings and improvements              15 to 40 years
             Machinery and equipment                  5 to 20 years
             Furniture and fixtures                   3 to 10 years

Capital leases are initially stated at the present value of future lease payments and are amortized using the straight-line and declining balance methods over the related lease terms.

Software engineering costs are capitalized, and amortization over a five year period commences as each system is implemented.

ACCOUNTS PAYABLE

Accounts payable include $15,522,845 and $19,130,454 at March 29, 1997 and March 30, 1996, respectively, of checks which have been issued and have not cleared the Company's controlled disbursing bank accounts.

INSURANCE RESERVES

Insurance reserves represent a provision for reported losses and incurred but not reported losses. Losses are recorded when reported and consist of individual case basis estimates. Incurred but not reported losses are estimated based on available historical information.

DEFERRED GAIN

Gain on sale and leaseback of certain real property has been deferred and is being amortized as a reduction of rent expense over the life of the lease.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



TAXES ON INCOME

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

EARNINGS PER SHARE

Net earnings per Class A share are computed by dividing net earnings by the weighted average number of common shares outstanding. The weighted average shares used in the computations were 1,213,671, 1,243,866 and 1,220,847 for 1997, 1996 and 1995, respectively.

STOCK-BASED COMPENSATION

Effective March 31, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and as permitted by the standard, will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 to its stock-based compensation. The Company has determined that stock-based compensation expense calculated under SFAS No. 123 is not significant in relation to reported net income and earnings per share.

RECLASSIFICATIONS

Certain reclassifications relating to service revenues and pass-through billings have been made to prior years' financial statements to conform to the 1997 presentation. Previously, service revenues were netted against the related costs and pass-through billings were recorded as sales and cost of sales. The effect of the reclassifications was to increase net sales in 1996 and 1995 by $18,100,000 and $13,700,000, respectively, decrease cost of sales in 1996 and 1995 by $26,500,000 and $24,300,000, respectively and increase operating and administrative expenses in 1996 and 1995 by $44,600,000 and $38,000,000, respectively. These reclassifications did not affect net earnings (loss) as previously reported.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



RESTRUCTURING, REORGANIZATION AND OTHER CHARGES

During the fiscal year ended March 30, 1996, the Company incurred restructuring, reorganization and other charges amounting to approximately $46,400,000 relating to the Distribution segment. The aggregate charge includes $35,400,000 which represents certain costs which were incurred as part of the Company's program to design and implement its business automation and support environment (BASE). The Company decided to terminate certain projects and wrote off costs incurred as there was no estimated future benefit. In addition, certain other costs associated with the continuing projects were also written off if they were deemed to be of no value to the continuing project.

To improve the effectiveness and efficiency of its distribution systems, various distribution facilities were closed in 1996. Restructuring, reorganization and other charges included $7,500,000 in 1996 for costs associated with the closing of these facilities. As of March 30, 1996, other accrued expenses included $2,600,000 related to the aforementioned costs. Amounts paid in 1997 did not materially differ from the amounts accrued in 1996.

The Company also provided $3,500,000 for the impairment of long-lived assets, inasmuch as the projected future undiscounted cash flows were not sufficient to recover their carrying value.

MARKETABLE SECURITIES

The amortized cost and estimated fair values of marketable securities available-for-sale as of March 29, 1997 and March 30, 1996 are shown below. Unrealized gains and losses as of March 29, 1997 and March 30, 1996 were not material.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



                                                                    1997
                                                        ------------------------------
                                                                            ESTIMATED
                                                         AMORTIZED            FAIR
                                                           COST               VALUE
                                                        -----------        -----------
Securities available-for-sale:
     U.S. Treasury securities and obligations
       of U.S. government corporations and
       agencies                                         $ 4,057,217        $ 3,840,157
     Debt securities issued by foreign
       governments, corporations and
       agencies                                          13,652,619         13,765,723
                                                        -----------        -----------

                                                        $17,709,836        $17,605,880
                                                        ===========        ===========

                                                                    1996
                                                        ------------------------------
                                                                            ESTIMATED
                                                         AMORTIZED            FAIR
                                                           COST               VALUE
                                                        -----------        -----------
Securities available-for-sale:
     U.S. Treasury securities and obligations
       of U.S. government corporations
       and agencies                                     $ 5,644,368        $ 5,530,289
     Debt securities issued by
       foreign governments                                2,739,869          2,753,933
     Corporate debt securities                            7,745,748          7,767,386
                                                        -----------        -----------

                                                        $16,129,985        $16,051,608
                                                        ===========        ===========

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



The amortized cost and estimated fair values of investments as of March 29, 1997, by contractual maturity, are shown below:

                                                                       ESTIMATED
                                                  AMORTIZED              FAIR
                                                    COST                 VALUE
                                                 -----------          -----------
Due in one year or less                          $ 4,655,219          $ 4,841,173
Due after one year
 through five years                                8,032,059            7,984,405
Due after five years
  through ten years                                5,022,558            4,780,302
                                                 -----------          -----------

                                                 $17,709,836          $17,605,880
                                                 ===========          ===========

NOTES RECEIVABLE

Notes receivable relate to loans to shareholder-customers used to develop new stores or expand or remodel existing stores. Loans are collateralized by the inventory, facilities or equipment financed and in some instances by the Company's Class A Shares held by the shareholder-customer. Loans are made on a floating rate basis, based on the prime rate. Most loans carry interest rates from prime plus one-half percent to prime plus three percent. Maturity dates range to 2004 at March 29, 1997. Impaired notes total approximately $2,400,000, including the current portion. The allowance for credit losses on accounts receivable at March 29, 1997 includes $1,600,000 relating to impaired notes. The estimated fair market value of notes receivable approximates the net carrying value at March 29, 1997 and March 30, 1996.

NOTES PAYABLE AND LONG-TERM DEBT

The Company has an unsecured $140 million credit agreement. This agreement is segregated into a short-term $60 million line of credit, a long-term $60 million revolving loan and a long-term $20 million single facility loan. Notes payable included in current liabilities represent borrowings under

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



the short-term line of credit. The line of credit agreement requires the payment of interest at a negotiated rate at the date of the borrowing. The weighted average rates for 1997 and 1996 were 6.04%, and 6.48%, respectively. The unused portion of the available lines of credit aggregates $21,421,162 at March 29, 1997.

Long-term debt consists of the following:

                                                          MARCH 29,             MARCH 30,
                                                            1997                  1996
                                                        ------------          ------------
9.3% Senior notes, unsecured, due
 December, 2004, annual principal
 payments of $2,000,000 due
 December 1                                             $ 16,000,000          $ 18,000,000

9.11% Senior notes, unsecured, due
 December, 1999, annual principal
 payments of $1,500,000 due
 December 1                                                4,500,000             6,000,000

7.27% Senior notes, unsecured, due
 February, 2003, annual principal
 payments of $2,000,000 due
 February 1                                               12,000,000            14,000,000

Bank credit agreement, unsecured, interest
 rate negotiated daily, monthly and
 quarterly.  Due December 23, 1997
 and December 23, 1999                                    79,000,000

Line of credit, unsecured, interest rate
 negotiated daily, 6.75% at March 30, 1996                                      31,150,000

Line of credit, unsecured, interest rate
 negotiated monthly, 6.36% at March 30, 1996                                    42,330,000

Variable Rate Promissory Notes, unsecured,
 due March 31, 1997, interest payable
 quarterly at 1% below the prime rate                     12,599,410            11,314,554

Other                                                      6,509,911             6,897,714
                                                        ------------          ------------
                                                         130,609,321           129,692,268
Less current portion                                       6,598,927             7,678,972
                                                        ------------          ------------

Total long-term debt                                    $124,010,394          $122,013,296
                                                        ============          ============

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



At March 29, 1997, long-term debt is due as follows:

              YEAR ENDING MARCH,
              ------------------
                    1998                 $  6,598,927
                    1999                   17,888,832
                    2000                   84,706,586
                    2001                    4,306,042
                    2002                    4,337,277
                    Later                  12,771,657
                                         ------------
                                         $130,609,321
                                         ============

Certain loan agreements contain covenants which include restrictions on additional indebtedness, payment of cash dividends (restricted to an additional $12,170,863 at March 29, 1997) and payment of cash rebates.

The Variable Rate Promissory Notes are issued under a note offering which permits the Company to sell notes with a total principal amount of $100,000,000. The notes are offered in minimum denominations of $1,000 and may be issued by the Company at any time. Issues will be redeemed on March 31 of every other calendar year after March 31, 1993. As of March 29, 1997, the Company may still issue $56,667,644 of the notes.

At March 29, 1997 and March 30, 1996 the estimated fair value of the Company's long-term debt (including current maturities) exceeded the carrying value by approximately $860,000 and $1,891,000, respectively. The estimated fair value was based on anticipated rates available to the Company for debt with similar terms and maturities. The estimated fair market value of notes payable included in current liabilities as of March 29, 1997 and March 30, 1996 approximated the carrying value.

COMMITMENTS AND CONTINGENCIES

The Company has guaranteed payment of indebtedness to financial institutions aggregating $12.7 million at March 29, 1997 on behalf of certain customers.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



On August 21, 1996, the Attorney General for the State of Michigan filed an action in Michigan circuit court against the leading cigarette manufacturers operating in the United States, twelve wholesalers and distributors of tobacco products in Michigan (including three Company subsidiaries) and others seeking certain injunctive relief, the reimbursement of $4 billion in Medicaid and other expenditures incurred or to be incurred by the State of Michigan to treat diseases allegedly caused by cigarette smoking and punitive damages of $10 billion. Subsequent to the end of fiscal year 1997, two separate actions have been filed in the state courts in Tennessee on behalf of the individual plaintiffs and a class action in one case and on behalf of the State of Tennessee and its taxpayers in the other case, against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including a subsidiary of the Company. In these separate cases, the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. The Company believes that its subsidiaries have valid defenses to these legal actions. These actions will be vigorously defended. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify the Company's subsidiaries from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of the Company.

LEASES

The Company and certain subsidiaries lease equipment and warehouse and store facilities. Many of these leases include renewal options. The following represents property which is leased under capital leases and included in property and equipment:

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



                                               MARCH 29,           MARCH 30,
                                                 1997                1996
                                              ----------          ----------
     Buildings                                $7,300,000          $7,300,000
     Less accumulated amortization             6,268,838           5,974,220
                                              ----------          ----------

     Net buildings                            $1,031,162          $1,325,780
                                              ==========          ==========

Amortization of property under capital leases was $294,618, in 1997, 1996 and 1995.

Future minimum obligations under capital leases in effect at March 29, 1997 are as follows:

                                                                  USED IN
     YEAR ENDING MARCH,                                          OPERATIONS
     ------------------                                          ----------
          1998                                                   $  793,872
          1999                                                      793,872
          2000                                                      793,872
          2001                                                      396,936
                                                                 ----------

     Total future minimum obligations                             2,778,552
     Less interest                                                  419,478
                                                                 ----------

     Present value of net future minimum obligations              2,359,074
     Less current portion                                           593,078
                                                                 ----------

     Long-term obligations                                       $1,765,996
                                                                 ==========

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



Future minimum obligations under operating leases in effect at March 29, 1997 are as follows:

  YEAR ENDING                   USED IN         SUBLEASED
     MARCH,                    OPERATIONS       TO OTHERS           TOTAL
  -----------                  ----------      -----------      -----------
      1998                     $2,699,598      $ 2,412,863      $ 5,112,461
      1999                      1,855,330        2,260,432        4,115,762
      2000                      1,041,155        2,260,432        3,301,587
      2001                        332,570        2,198,752        2,531,322
      2002                        165,066        2,122,462        2,287,528
      Later                        59,566       14,465,733       14,525,299
                               ----------      -----------      -----------

Total future minimum
    obligations                $6,153,285      $25,720,674      $31,873,959
                               ==========      ===========      ===========

Rental expense under those leases which are classified as operating leases amounted to $9,690,000, $11,030,000 and $12,500,000 in 1997, 1996 and 1995,
respectively.

One of the Company's subsidiaries leases retail store facilities to non-related entities. Of the stores leased, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. Substantially all of the leases provide for minimum and contingent rentals.

Owned assets, included in property and equipment, which are leased to others are as follows:

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



                                             MARCH 29,           MARCH 30,
                                               1997                1996
                                            -----------         -----------
     Land and improvements                  $18,618,760         $10,839,355
     Buildings                               57,836,784          44,965,508
                                            -----------         -----------

                                             76,455,544          55,804,863

     Less accumulated depreciation           16,100,102          14,599,605
                                            -----------         -----------

     Net land and buildings                 $60,355,442         $41,205,258
                                            ===========         ===========

Future minimum receivables under operating leases in effect at March 29, 1997 are as follows:

    YEAR ENDING                      OWNED              LEASED
      MARCH,                        PROPERTY           PROPERTY              TOTAL
    -----------                   ------------        -----------        ------------
      1998                        $  9,513,859        $ 2,513,950        $ 12,027,809
      1999                           9,088,951          2,372,519          11,461,470
      2000                           8,623,106          2,372,520          10,995,626
      2001                           8,276,477          2,305,868          10,582,345
      2002                           8,044,037          2,226,747          10,270,784
      Later                         83,420,522         15,224,948          98,645,470
                                  ------------        -----------        ------------

Total future minimum
    receivables                   $126,966,952        $27,016,552        $153,983,504
                                  ============        ===========        ============

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



ASSOCIATE RETIREMENT PLANS

The Company's retirement programs include pension plans providing non-contributory benefits and contributory benefits. Substantially all of the Company's associates not covered by collective bargaining agreements are covered by either a non-contributory defined benefit pension plan (Company
Plan), a defined contribution plan or both. Associates covered by collective bargaining agreements are included in multi-employer pension plans.

The benefits in the Company Plan are based on years of service and the associate's compensation. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA), except that prior years' contributions in excess of the minimum are being amortized over the period ending March 31, 2016. Plan assets consist principally of common stocks and U.S. Government and corporate obligations.

The following information sets forth the Company's defined benefit pension plans' significant actuarial assumptions:

                                                       1997         1996         1995
                                                       ----         ----         ----
Weighted average discount rate                         7.50%        7.00%        8.25%
Rate of increase in future compensation levels         4.75%        4.75%        4.75%
Long-term rate of return on assets                     9.00%        8.75%        8.75%

The following table sets forth the Company's defined benefit pension plans' funded status and the amounts recognized in the Company's financial statements:

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



                                                         MARCH 29,           MARCH 30,
                                                           1997                1996
                                                       ------------        ------------
Date of actuarial valuation                              MARCH 31,           MARCH 31,
Actuarial present value of accumulated                     1996                1995
                                                       ------------        ------------
     benefit obligations:
    Vested                                             $ 30,832,302        $ 29,499,199
    Total                                              $ 32,077,675        $ 30,584,584
                                                       ------------        ------------

Projected benefit obligation                           $(44,707,977)       $(44,705,246)
Plan assets at fair value                                38,952,059          34,523,724
                                                       ------------        ------------

Projected benefit obligation in excess of
 plan assets                                            (5,755,918)         (10,181,522)
Unrecognized net loss                                     1,324,133           6,109,105
Unrecognized prior service cost                           1,954,044           2,082,064
Initial net credit at April 1, 1987 being
 amortized over 19 years                                     47,670              52,967
                                                       ------------        ------------

Pension liability                                      $ (2,430,071)       $ (1,937,386)
                                                       ============        ============

Net pension expense included the following components:

                                                1997              1996              1995
                                            -----------       -----------       -----------
Service cost                                $ 2,214,766       $ 1,644,379       $ 1,691,521
Interest cost                                 3,121,058         2,747,457         2,315,919
Actual return on plan assets                 (3,579,463)       (5,583,071)       (1,371,039)
Net amortization and deferral                 1,011,568         3,132,667          (944,343)
                                            -----------       -----------       -----------

Net pension expense                         $ 2,767,929       $ 1,941,432       $ 1,692,058
                                            ===========       ===========       ===========

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



Matching contributions made by the Company to salary reduction defined contribution pension plans aggregated $1,371,000, $1,188,000 and $999,000 in 1997, 1996 and 1995, respectively.

In addition to the plans described above, the Company participates in several multi-employer and other defined contribution plans for substantially all associates covered by collective bargaining agreements. The expense for these plans aggregated approximately $4,740,000 in 1997, $5,025,000 in 1996 and $4,960,000 in 1995.

The Multi-Employer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal from or termination of such plans. Separate actuarial calculations of the Company's position are not available with respect to the multi-employer plans.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Spartan Stores, Inc. and certain subsidiaries provide health care benefits to retired associates who have at least ten years of service and have attained age fifty-five, and who are not covered by collective bargaining arrangements during their employment (covered associates). Qualified covered associates retiring prior to April 1, 1992, receive major medical insurance with deductible and coinsurance provisions until age sixty-five and medicare supplemental benefits thereafter. Covered associates retiring after April 1, 1992, are eligible for monthly postretirement health care benefits of five dollars multiplied by the associate's years of service.

The Company accrues the estimated cost of retiree benefit payments, other than pensions, during the employee's active service period.

The accumulated postretirement benefit obligation is as follows:

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



                                                        MARCH 29,        MARCH 30,
                                                          1997             1996
                                                       ----------       ----------
Retired participants                                   $2,215,302       $2,040,223
Other fully eligible participants                         994,641          957,108
Other active participants                               2,585,826        2,551,608
                                                       ----------       ----------

Accumulated postretirement benefit
    obligation                                          5,795,769        5,548,939
Unrecognized loss                                       1,250,286        1,447,456
                                                       ----------       ----------

Postretirement benefit liability                       $4,545,483       $4,101,483
                                                       ==========       ==========

Postretirement health care expense consisted of the following components:

                                                                      1997             1996
                                                                    --------         --------
Service cost-benefits earned during the period                      $294,630         $200,740
Interest cost on the accumulated postretirement
    benefit obligation                                               393,971          363,877
Net amortization and deferral                                         50,532            5,883
                                                                    --------         --------

Periodic postretirement benefit cost                                $739,133         $570,500
                                                                    ========         ========

The Company continues to fund these benefits as incurred. Payment of these benefits was $295,133, $463,194 and $277,725 in 1997, 1996 and 1995,
respectively.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5% for the fiscal year ended March 29, 1997 and remains at that level thereafter. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by 5.2% and the periodic postretirement benefit cost by 6.4%.

The assumed discount rate used in determining the postretirement benefit obligation was 7.5% and 7.0% in 1997 and 1996, respectively.

TAXES ON INCOME

The income tax provision (benefit) is summarized as follows:

                                         MARCH 29,        MARCH 30,          MARCH 25,
                                           1997             1996               1995
                                        ----------      ------------       -----------
Currently payable (refundable)          $1,646,000      $(11,694,000)      $ 7,454,000
Net deferred                             4,035,000         1,194,000        (2,386,000)
                                        ----------      ------------       -----------

                                        $5,681,000      $(10,500,000)      $ 5,068,000
                                        ==========      ============       ===========

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                                 1997       1996       1995
                                                 ----       ----       ----
Statutory income tax rate                        35.0%     (34.0%)     34.0%
Amortization of goodwill                          2.4        4.5        2.8
Research and development credit                             (2.5)
Other                                             (.5)       (.6)       (.9)
                                                 ----      -----       ----

Effective income tax rate                        36.9%     (32.6%)     35.9%
                                                 ====      =====       ====

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



Deferred tax assets and liabilities resulting from temporary differences and carry forwards as of March 29, 1997 and March 30, 1996 are as follows:

                                                      1997             1996
                                                  -----------      -----------
Deferred tax assets:
 Employee benefits                                $ 5,159,341      $ 5,288,359
 Depreciation                                       2,618,504        1,751,715
 Inventory                                          1,485,413        1,065,745
 Accounts receivable                                  962,500          918,750
 Lease transactions                                   637,000          754,538
 Insurance reserves                                   787,266          576,853
 Research & development credit                                         642,567
 All other                                          1,108,098        2,060,939
                                                  -----------      -----------
      Subtotal                                     12,758,122       13,059,466
 Valuation allowance                                                  (269,043)
                                                  -----------      -----------

Total deferred tax assets                          12,758,122       12,790,423
                                                  -----------      -----------
Deferred tax liabilities:
 Depreciation                                       8,217,630        4,130,109
 Inventory                                            415,577          206,959
 All other                                          1,180,915        1,474,355
                                                  -----------      -----------

Total deferred tax liabilities                      9,814,122        5,811,423
                                                  -----------      -----------

Net deferred tax asset                            $ 2,944,000      $ 6,979,000
                                                  ===========      ===========

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



SUPPLEMENTAL CASH FLOW INFORMATION

Payments for interest and income taxes were as follows:

                                           1997               1996              1995
                                        ----------        -----------        ----------
     Interest                           $8,916,115        $10,085,527        $8,812,658
     Income taxes                        2,185,507          4,755,049         6,108,123

SHAREHOLDERS' EQUITY

The Company's Articles of Incorporation provide that the Board of Directors may at any time, and from time to time, provide for the issuance of up to 500,000 shares of Class B common stock in one or more series, each with such designations, and, relative to the Class A common stock and to other series of Class B common stock, such voting, distribution, dividend and other rights and restrictions as shall be stated in the resolution(s) providing for the issuance thereof. At March 29, 1997, there were no Class B shares outstanding.

Under the Company's Bylaws the Board of Directors establishes the price at which the Company issues and purchases its Class A common stock (the "Trading Value").

The Company's shareholder-customers are required to own Class A common stock of the Company in an amount relative to their purchases up to a maximum of $125,000 of common stock per store. Spartan Stores, Inc. sells its common stock to new customers and also issues common stock in partial payment of volume incentive rebates. As of February 4, 1996, the Company discontinued payment of volume incentive rebates. The current Company policy is to redeem, at the request of the shareholder, stock held in excess of the required investment. This policy does not create or evidence any obligation on the Company's behalf and the Board of Directors may revise or terminate the policy at any time. At March 29, 1997, there were 891,000 shares outstanding in excess of the maximum requirement.

The Company has a shareholder approved stock option plan covering 50,000 shares of the Company's Class A common stock. The plan provides for

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



incentive stock options as well as non-qualified stock options. Options under the plan are granted to corporate officers at prices equal to the Trading Value. Options must be exercised within ten years of the date of the grant. The authorization to grant options under the plan terminates on October 31, 2001. At March 29, 1997, options covering 3,900 shares were outstanding and had been granted at $84.00 to $105.00 per share.

The Company has a shareholder-approved stock bonus plan covering 50,000 shares of the Company's Class A common stock. Under the provisions of this plan, officers and certain key employees of the Company may elect to receive a portion of their annual bonus in Class A shares rather than cash and will be granted additional shares of stock worth thirty percent of the portion of the bonus they elect to receive in stock. The value of shares issued under the plan is the Trading Value. At March 29, 1997, 42,471 shares remained unissued under the plan.

An associate stock purchase plan approved by the shareholders covers 50,000 shares of the Company's Class A common stock. The plan provides that associates of the Company and its subsidiaries may purchase shares at the Trading Value. At March 29, 1997, 48,401 shares remained unissued under the plan.

On May 28, 1997, the Board of Directors approved an amendment to the Articles of Incorporation to increase the authorized capital stock to 20,000,000 shares of Class A common stock and 5,000,000 shares of Class B common stock and authorized a ten-for-one stock split for shareholders of record on May 31, 1997. The stock split is subject to approval of the amendment by the Company's shareholders.

BUSINESS SEGMENT INFORMATION

The Company's distribution operations include product sales to independently owned and operated food stores and convenience stores as well as services directly related to the operation of these stores. Revenue is recognized when the product is shipped.

The Insurance segment includes operations as a general line insurance agency, third party claims administration (TPA) and insurance underwriting. Commissions are recognized as of the policy billing dates, which approximate effective dates of the applicable policies. TPA revenues are recognized as services are performed and underwriting revenues are recognized over the life of the policies.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES



Real estate and finance represents revenues from financing and real estate activities with retail food stores and non-food related businesses. Revenue is recognized according to the terms of the lease or loan.

Business segment operating earnings were computed as net sales less related operating expenses. In the Distribution segment interest is excluded from operating expenses whereas it is included in the other segments.

Identifiable assets represent total assets directly associated with the various business segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

The following table sets forth, for each of the last three fiscal years, information required by Financial Accounting Standards Board, Statement No. 14, "Financial Reporting for Segments of a Business Enterprise":

                                                 1997                  1996                  1995
                                            --------------        --------------        --------------
NET SALES

     Distribution                           $2,446,409,470        $2,530,111,284        $2,501,253,918
                                                     98.84%                99.04%                99.02%
     Insurance                                  16,620,923            16,135,365            15,261,527
                                                       .67%                  .63%                  .60%
     Real estate and finance                    11,994,849             8,441,280             9,612,935
                                                       .49%                  .33%                  .38%
                                            --------------        --------------        --------------
     Total                                  $2,475,025,242        $2,554,687,929        $2,526,128,380
                                            ==============        ==============        ==============
                                                     100.0%                100.0%                100.0%
                                            ==============        ==============        ==============

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES

OPERATING EARNINGS (LOSS)

     Distribution                           $   14,205,200        $  (31,464,572)       $   12,727,947
     Insurance                                   3,881,823             2,890,739             3,341,250
     Real estate and finance                     2,005,782               984,581             2,550,111
                                            --------------        --------------        --------------
     Total operating earnings                   20,092,805           (27,589,252)           18,619,308

     Interest (net)                             (4,709,080)           (4,578,343)           (4,521,407)
                                            --------------        --------------        --------------
     Earnings (loss) before taxes
       on income                            $   15,383,725        $  (32,167,595)       $   14,097,901
                                            ==============        ==============        ==============
ASSETS IDENTIFIED TO SEGMENTS

     Distribution                           $  323,642,458        $  345,649,449        $  367,955,546
     Insurance                                  28,723,527            26,405,013            24,387,064
     Real estate and finance                    74,302,366            55,128,402            48,365,298
     Less eliminations                         (23,038,769)          (39,731,451)          (54,566,415)
                                            --------------        --------------        --------------

     Total                                  $  403,629,582        $  387,451,413        $  386,141,493
                                            ==============        ==============        ==============
DEPRECIATION AND AMORTIZATION

     Distribution                           $   17,722,415        $   17,182,016        $   16,029,108
     Insurance                                     181,905               258,686               208,793
     Real estate and finance                     2,270,890             1,783,731             1,596,531
                                            --------------        --------------        --------------

     Total                                  $   20,175,210        $   19,224,433        $   17,834,432
                                            ==============        ==============        ==============
CAPITAL EXPENDITURES

     Distribution                           $   22,478,047        $   38,858,158        $   44,628,983
     Insurance                                     126,596               201,677               269,291
     Real estate and finance                    23,632,869             8,908,789            10,388,281
                                            --------------        --------------        --------------

     Total                                  $   46,237,512        $   47,968,624        $   55,286,555
                                            ==============        ==============        ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The names, ages, and principal occupations of directors, nominees for director, and executive officers of Spartan as of June 13, 1997, are set forth below.

                                            POSITION AND PRINCIPAL
    NAME AND AGE                         OCCUPATION FOR LAST FIVE YEARS
    ------------                         ------------------------------

    Donald J. Koop (60)                 Chairman of the Board since 1989
                                           and director  since 1985;
                                           Chairman of the Board, Family
                                           Fare Inc. (retail grocery
                                           chain)

    Russell H. VanGilder, Jr. (63)      Vice Chairman of the Board since
                                           1992 and director since 1970;
                                           Chairman of the Board, V.G.'s
                                           Food Center, Inc. (retail
                                           grocery chain)

    Roger L. Boyd (50)                  Secretary of the Board since 1993
                                           and director since 1992;
                                           President and General Manager,
                                           Bob's Market House, Inc.
                                           (retail grocery store);
                                           President and General Manager,
                                           Hillsdale Market House, Inc.
                                           (retail grocery store)

    James G. Buick (64)                 Director since 1995; Retired;
                                           Former President and Chief
                                           Executive Officer, The
                                           Zondervan Corporation (1984 to
                                           1993) (producer and distributor
                                           of Christian books and gifts)

    John S. Carton (56)                 Director since 1995; Chairman of
                                           the Board, Pine View Golf Club,
                                           Inc., and Turfside, Inc. (golf
                                           course and restaurant)

                                            POSITION AND PRINCIPAL
    NAME AND AGE                         OCCUPATION FOR LAST FIVE YEARS
    ------------                         ------------------------------

    Glen A. Catt (49)                   Director since 1988; President and
                                           Chief Executive Officer, Glen's
                                           Markets, Inc. (retail grocery
                                           chain)

    Daniel L. Deering (62)              Director since 1967; President,
                                           Tom's Food Markets, Inc.
                                           (retail grocery chain)

    Ronald A. DeYoung (63)              Director since 1974; President,
                                           Great Day, Inc. (retail grocery
                                           chain)

    Parker T. Feldpausch (65)           Director since 1990; President,
                                           G & R Felpausch Co. (retail
                                           grocery chain)

    Martin P. Hill (52)                 Director since 1996; President,
                                           Harding & Hill, Inc. (retail
                                           grocery chain)

    Dorothy A. Johnson (56)             Nominee for director; President,
                                           Council of Michigan Foundations
                                           since 1975 (association of
                                           foundations and corporations);
                                           Trustee, W.K. Kellogg Foundation
                                           since 1980; President, Community
                                           Foundation Youth Project since
                                           1994; Director, First of America
                                           Bank Corporation since 1985

    Dan R. Prevo (47)                   Director since 1996; President,
                                           Prevo's Family Market, Inc.
                                           (retail grocery chain)

    Patrick M. Quinn (63)               Chief Executive Officer of Spartan
                                           and director since 1985;
                                           President of Spartan from 1985
                                           to 1996

                                            POSITION AND PRINCIPAL
    NAME AND AGE                         OCCUPATION FOR LAST FIVE YEARS
    ------------                         ------------------------------

    James B. Meyer (51)                 President and Chief Operating
                                           Officer of Spartan and director
                                           since August 1996; Treasurer
                                           since 1994; Senior Vice
                                           President Corporate Support
                                           Services from June 1994 to
                                           August 1996; Chief Financial
                                           Officer and Assistant Secretary
                                           from October 1990 to August
                                           1996; Senior Vice President
                                           from 1981 to 1994

    Charles B. Fosnaugh (47)            Senior Vice President Business
                                           Development and Finance since
                                           September 1996; Senior Vice
                                           President Business Development
                                           from July 1994 to September
                                           1996; Vice President, Business
                                           Development from 1990 to 1994;
                                           President, Market Development
                                           Corporation since 1990;
                                           President, Valuland Inc. since
                                           1992

    Dennis J. Otto (47)                 Vice President Sales and Marketing
                                           since July 1996; Vice President
                                           Retail Marketing and Operations
                                           from June 1994 to July 1996;
                                           Director of Customer Support
                                           Services from April 1993 to
                                           June 1994; Manager Retail
                                           Sales/Marketing from February
                                           1991 to April 1993

    David deS. Couch (46)               Vice President Information
                                           Technology since May 1996;
                                           Director of Management
                                           Information Services from
                                           December 1991 to May 1996

    Alex J. DeYonker (47)               General Counsel and Assistant
                                           Secretary since May 1995;
                                           partner of Warner Norcross &
                                           Judd LLP since 1988 (law firm)

         Directors are elected at annual meetings of shareholders and hold office for a term of three years and until their successors are elected and qualified. Annual elections of directors are held to elect approximately one-third of the members of the Board. On August 14, 1996, Mr. Meyer was appointed to the Board of Directors to fill a vacancy that resulted from increasing the number of directors of Spartan from 12 to 13. On May 28, 1997, the Board of Directors established the number of directors of Spartan at 12. The terms of Messrs. Catt, Deering, Feldpausch, Meyer, and Quinn expire in 1997; Messrs. Boyd, Carton, DeYoung, and Koop expire in 1998; and Messrs. Buick, Hill, Prevo, and VanGilder expire in 1999. The election of directors will be held at the Annual Meeting of Shareholders to be held on July 15, 1997. Nominees for election to the Board of Directors are Messrs. Catt, Feldpausch, and Meyer and Ms. Johnson. Executive officers are appointed by the Board of Directors at its organizational meeting following each annual meeting of shareholders and serve until their successors are appointed.

         Because the Company's capital stock is not registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended, the directors, officers, and persons owning greater than 10 percent of any class of the Company's equity securities are not subject to Section 16 of such act.


ITEM 11.  EXECUTIVE COMPENSATION

    SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION.

         The following table sets forth the cash and non-cash compensation earned during the fiscal years ended March 29, 1997 (52 weeks), March 30, 1996 (53 weeks), and March 25, 1995 (52 weeks) by the persons who were the Chief Executive Officer and the four most highly compensated executive officers (other than the Chief Executive Officer) of Spartan for the fiscal year ended March 29, 1997:

                        SUMMARY COMPENSATION TABLE
                        --------------------------
                                                            LONG-
                                                            TERM
                                                           COMPEN-
                                                           SATION
                                                           AWARDS
                                                         -----------
                                                          NUMBER OF
                                                         SECURITIES    ALL OTHER
         NAME AND                   ANNUAL COMPENSATION   UNDERLYING    COMPEN-
         PRINCIPAL         FISCAL   -------------------    OPTIONS      SATION
         POSITION           YEAR    SALARY    BONUS<F1>     <F2>         <F3>
        ----------         ------   ------    ---------  -----------   ---------
Patrick M. Quinn           1997     $373,150   $ 37,497       400       $108,833
(Chief Executive Officer)  1996      353,658     75,000       400        107,317
                           1995      341,949     61,250       400        106,393

James B. Meyer             1997     $308,250   $ 24,500       400       $  6,348
(President and Chief       1996      231,995     37,375       200          4,832
Operating Officer)         1995      213,060     32,200       200          3,908

Charles B. Fosnaugh        1997     $190,640   $ 18,688       200       $  5,921
(Senior Vice President     1996      182,940     37,375       200          4,405
Business Development       1995      159,860     30,100       100          3,481
and Finance)

Dennis J. Otto             1997     $132,000   $  9,000       100      $   6,478
(Vice President            1996      113,375     19,350       100          4,052
Sales and Marketing)       1995      101,005     15,050       100          4,038

David deS. Couch           1997     $120,330   $  7,500       100      $   6,824
(Vice President            1996      101,975     15,000         0          3,934
Information Technology)    1995       92,110     12,900         0          3,010

__________________

<F1> Includes bonus amounts elected under the 1991 Stock Bonus Plan, as amended, plus an amount equal to 30 percent of such bonus amounts to be received in Class A Shares.

<F2> All reported awards were under the 1991 Stock Option Plan, as amended (the "1991 Stock Option Plan"). These awards have vested and are exercisable at the date of grant.



<F3> The compensation listed in this column for fiscal year 1997 consists of: (i) amounts paid by Spartan for split dollar and term life insurance; (ii) Spartan's matching contributions under its Savings Plus Plan; and (iii) for Mr. Quinn only, amounts deferred under the Spartan, Inc. Supplemental Retirement Plan. The amounts included for each such factor for fiscal year 1997 are:

                                      (i)        (ii)       (iii)
                                     ------     ------     --------
               Mr. Quinn             $2,612     $4,750     $101,471
               Mr. Meyer              1,598      4,750
               Mr. Fosnaugh           1,171      4,750
               Mr. Otto               1,728      4,750
               Mr. Couch              2,074      4,750

STOCK OPTIONS

         Under the 1991 Stock Option Plan, options to purchase Class A Shares may be granted to officers of Spartan. The following tables set forth information concerning stock options granted under the 1991 Stock Option Plan during the fiscal year ended March 29, 1997, to the named executive officers and the unexercised options held by them as of the end of the fiscal year. None of the named executive officers exercised any stock options during fiscal year 1997.

                         OPTION GRANTS IN LAST FISCAL YEAR <F1>
                         --------------------------------------
                 INDIVIDUAL GRANTS
------------------------------------------------------------------        POTENTIAL
                                     PERCENT                         REALIZABLE VALUE AT
                         NUMBER      OF TOTAL                            ASSUMED ANNUAL
                           OF        OPTIONS                          RATES OF STOCK PRICE
                       SECURITIES   GRANTED TO                           APPRECIATION
                       UNDERLYING   EMPLOYEES   EXERCISE    EXPIRA-     FOR OPTION TERM
                        OPTIONS     IN FISCAL   PRICE PER    TION    ---------------------
       NAME             GRANTED       YEAR        SHARE      DATE        5%         10%
       ----             -------     ----------    -----     -------      --         ---
Patrick M. Quinn           400         44%        $105      5/2006    $26,414    $66,937
James B. Meyer             200         22          105      5/2006     13,207     33,469
Charles B. Fosnaugh        200         22          105      5/2006     13,207     33,469
Dennis J. Otto             100         11          105      5/2006      6,603     16,734
David deS. Couch             0         N/A         N/A         N/A        N/A        N/A

__________________

<F1> The per share exercise price of each option equals the Trading Value of the Class A Shares effective as of June 23, 1996. All options were granted for a term of 10 years. Options terminate, subject to limited exercise provisions, in the event of death, retirement, or other termination of employment. All options currently are exercisable.
     The exercise price of the options may be paid in cash, by delivering Class A Shares which are already owned by the option holder, or any combination thereof.

                       FISCAL YEAR-END OPTION VALUES
                       -----------------------------
                                   NUMBER OF
                                  SECURITIES                    VALUE OF
                                  UNDERLYING                   UNEXERCISED
                                  UNEXERCISED                  IN-THE-MONEY
                                  OPTIONS AT                    OPTIONS AT
                                FISCAL YEAR-END             FISCAL YEAR-END<F1>
                                ---------------             -------------------
             NAME         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
             ----         -----------   -------------   -----------   -------------
      Patrick M. Quinn        2000            0           $22,000           $0
      James B. Meyer          1000            0            11,000            0
      Charles B. Fosnaugh      700            0             6,000            0
      Dennis J. Otto           200            0               500            0
      David deS. Couch           0            0                 0            0

________________

<F1> Represents the difference between the exercise price of the options for the Class A Shares and the Trading Value of $105 per share at fiscal year-end.

EMPLOYMENT AGREEMENTS

          The officers of Spartan are appointed annually by and serve at the pleasure of the Board of Directors or the Chief Executive Officer. Except for Messrs. Quinn and Meyer, Spartan has not entered into any employment agreement with any officer.

          On June 1, 1987, Mr. Quinn entered into an employment agreement with Spartan. Under the employment agreement, Mr. Quinn's annual base salary is to be and has been revised upon mutual agreement of Spartan and

Mr. Quinn on a year-to-year basis. Under the employment agreement, Spartan provides Mr. Quinn with an automobile and certain other fringe benefits. The employment agreement may be terminated upon mutual agreement, upon Mr. Quinn's death or disability, by either party at its option upon 90 days' written notice to the other, or upon certain other events. Upon termination by Spartan, Mr. Quinn will receive an amount equal to his current salary, payable in the same manner as if he remained employed with Spartan, for one year after the date of severance or until he is employed elsewhere, whichever occurs first.

          On August 14, 1996, the Board of Directors appointed Mr. Meyer President and Chief Operating Officer of Spartan, and as of that date Mr. Meyer entered into an employment agreement with Spartan. Under the employment agreement, Mr. Meyer's annual base salary is to be revised upon mutual agreement of Spartan and Mr. Meyer on a year-to-year basis. Under the employment agreement, Spartan provides Mr. Meyer with an automobile and certain other fringe benefits. The employment agreement may be terminated upon mutual agreement, upon Mr. Meyer's death or disability, by either party at its option upon 90 days' written notice to the other, for cause, or upon certain other events. Upon termination by Spartan for any reason other than for cause or Mr. Meyer's death or disability, or upon termination by Mr. Meyer for good reason, Mr. Meyer will receive life, health, accident, and dental insurance benefits and an amount equal to his current salary for one year after the date of severance. In addition, all options held by Mr. Meyer to acquire Class A Shares will immediately vest and become exercisable for 90 days after the date of severance, all risks of forfeiture applicable to any restricted stock granted to Mr. Meyer will lapse and no longer apply, and Spartan will purchase and transfer to Mr. Meyer the automobile then furnished to him.

PENSION PLAN

          The following table illustrates estimated annual benefits payable under the noncontributory, defined benefit plans of Spartan (the "Pension Plan") to Associates upon retirement, assuming retirement at age 65, including the amounts attributable to the Supplemental Executive Retirement Plan of Spartan which provides benefits that would otherwise be denied participants by reason of certain limitations on qualified benefit plans in the Internal Revenue Code of 1986, as amended.

                        PENSION PLAN TABLE
                        ------------------
  AVERAGE
REMUNERATION                            YEARS OF BENEFIT SERVICE
------------                            ------------------------
                         5           10            15            20            25
                         -           --            --            --            --
 $ 50,000             $ 4,030      $ 8,060      $ 12,090      $ 16,120     $  20,150
  100,000               8,655       17,310        25,965        34,620        43,275
  200,000              17,905       35,810        53,715        71,620        89,525
  300,000              27,155       54,310        81,465       108,620       135,775
  400,000              36,405       72,810       109,215       145,620       182,025
  500,000              45,655       91,310       136,965       182,620       228,275

         The compensation shown under the heading "Annual Compensation" in the Summary Compensation Table on page 46 is representative of the most recent calendar year compensation used in calculating average remuneration for the Spartan Pension Plan. Credited years of service of the named executive officers under the Spartan Pension Plan as of March 29, 1997, are:

                                        CREDITED YEARS OF SERVICE
                                        -------------------------
                 Patrick M. Quinn                    12
                 James B. Meyer                      24
                 Charles B. Fosnaugh                  7
                 Dennis J. Otto                       7
                 David deS. Couch                    11

          Benefits under the Pension Plan become vested after five years of service. Upon reaching the normal retirement age of 65, a covered employee is entitled to retirement benefits computed using the average annual compensation (including salary, hourly wages, overtime, incentive pay, bonuses, and commissions) from the plan employers during the five consecutive calendar years in the last 10 calendar years during which the participant's compensation was greatest.

          The basic pension benefit is an annual benefit, paid in equal monthly installments, and is equal to the sum of (i) 1.2 percent of the participant's annual compensation plus 0.65 percent of the participant's average compensation in excess of the amount which would be used to compute

Social Security benefits, multiplied by the participant's years of benefit service (up to 25 years of benefit service), plus (ii) 0.5 percent of the participant's average compensation, multiplied by the participant's years of benefit service in excess of 25 years of benefit service. For persons who were participants prior to April 1, 1989, the Pension Plan provides that their retirement benefit will not be less than the benefit accrued as of March 31, 1989. (In general, the Pension Plan provisions in effect prior to April 1, 1989, provided higher retirement benefits for highly compensated employees, and lower benefits for less highly compensated employees than the current provisions of the Pension Plan.)

COMPENSATION OF DIRECTORS

          Each director receives a base compensation of $10,000 per year and $1,000 per day for attendance at any meetings of the Board or a committee. Directors also are reimbursed for travel expenses for meetings attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The members of the Compensation Committee are Messrs. Buick, Catt, Deering, and Hill. Each member of the Compensation Committee, except Mr. Buick, has an ownership interest in a business which is a Shareholder-Customer of the Company and purchases groceries, perishables, general merchandise, and other products and services from the Company on an ongoing basis. For a discussion of transactions with entities related to directors and the Board's policy with respect to transactions in which a director has an interest, see "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding the beneficial ownership of the Class A Shares as of May 31, 1997, of (i) each of the directors and nominees for director of Spartan, (ii) each of the named executive officers of Spartan, and (iii) all directors and executive officers of Spartan as a group. As of May 31, 1997, no person is known to Spartan to be the beneficial owner of more than five percent of the Class A Shares.

                                    AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP <F1>      PERCENT OF CLASS
------------------------          -------------------------      ----------------
Donald J. Koop                             59,289                        4.9%
Parker T. Feldpausch                       50,839                        4.2
Russell H. VanGilder, Jr.                  50,741                        4.2
Glen A. Catt                               37,047                        3.1
Dan R. Prevo                               25,882                        2.2
Daniel L. Deering                          25,019                        2.1
Ronald A. DeYoung                          22,413                        1.9
Martin P. Hill                             22,224                        1.8
Roger L. Boyd                              16,931                        1.4
Patrick M. Quinn <F2>                       5,163                       <F*>
James B. Meyer <F2>                         2,377                       <F*>
Charles B. Fosnaugh <F2>                    1,594                       <F*>
Dennis J. Otto <F2>                           400                       <F*>
David deS. Couch <F2>                         139                       <F*>
All Directors and Executive
    Officers as a group <F2>              320,058                      26.56%

______________________________
<F*> Less than one percent.

<F1> Except for Messrs. Quinn and Meyer, the Class A Shares reported as beneficially owned by each director are directly owned by a corporation which is a Spartan retail customer that conducts business with the Company and with whom the director is affiliated. Thus, each such director indirectly owns the Class A Shares through the corporation which he controls either individually or with others. The Class A Shares owned by each such corporation are included in the amount reported for the appropriate director. For the name of each such entity related to each director, see "Directors and Executive Officers of the Registrant" above. Messrs. Quinn and Meyer and the named executive officers directly own the Class A Shares reported to be owned by each and hold the sole voting and dispositive power with respect to the shares.

<F2> The amount of shares beneficially owned by each executive officer includes shares which may be acquired through the exercise of stock options which are exercisable within 60 days. The number of shares subject to such stock options for each person is shown below. The reported shares include the shares subject to options granted on May 28, 1997.

               Mr. Quinn                                  2,400
               Mr. Meyer                                  1,400
               Mr. Fosnaugh                                 900
               Mr. Otto                                     300
               Mr. Couch                                    100
               All executive officers as a group          5,100

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Spartan's directors (except Ms. Johnson, if elected, and Messrs. Buick, Carton, Meyer, and Quinn) have ownership interests in businesses which are Shareholder-Customers and purchase groceries, perishables, general merchandise, and other products and services from the Company on an ongoing basis. To the extent that the Company engages in transactions and offers services which benefit its Customers, the businesses in which such directors have ownership interests may benefit. Consequently, a director may have a conflict of interest between the best interests of the Company and the business in which the director has an ownership interest.

         For any transaction involving a sale in the ordinary course of business of groceries, perishables, general merchandise, insurance, or other products or services of the Company to a Customer of the Company in which the director owns an equity interest or is an officer, director, or employee or otherwise has an interest (a "Related Entity"), it is the Company's policy that the sale is deemed fair to the Company, and Board approval is not specifically required, if the sale is made at prices and on terms, including discounts and rebates, no less favorable than those offered generally to Customers who are not affiliated with any director.

         For any other transaction in which a director has an interest (including, without limitation, the Company's leasing, purchasing, or selling any property involving any loan or guarantee of an obligation by the Company in a transaction involving a Related Entity), it is the Company's policy and practice that the director shall proceed with the transaction only if the material facts of the transaction and the director's interest in the transaction have been disclosed to the Board, the Board determines that it is fair to the Company, and the transaction is approved by the affirmative vote of a majority of the Board of Directors who have no interest in the transaction. Each such transaction is made on terms no less favorable to the Company than those offered generally to Customers who are not affiliated with any director.

         During fiscal year ended March 29, 1997, in the aggregate, Related Entities paid to the Company approximately $543,405,000 for grocery and related products (21.96 percent of the Company's total net sales for fiscal year 1997). No single Related Entity accounted for more than
4.62 percent of the Company's total net sales in fiscal year 1997. In connection with the purchases of such products, the Company paid to the Related Entities concentration rebates, discounts, and allowances on purchases at the same rates and on the same terms as applicable to all Customers. For the name of the entity related to each director, see "Directors and Executive Officers of the Registrant."

         In addition, in the aggregate, Related Entities:

         (a) in the fiscal year ended March 29, 1997, paid to the Company insurance premiums and commissions equal to approximately $4,060,000, or 23 percent of all premiums and commissions paid (no single Related Entity accounted for more than five percent of the total insurance premiums and commissions paid); and

         (b) in the fiscal year ended March 29, 1997, made lease payments to the Company in the amount of approximately
    $2,890,662, or 24 percent of all lease payments made (no single Related Entity accounted for more than 12 percent of lease payments made).

         Management believes all such leases have been made in the ordinary course, based upon fair and reasonable terms and on an arm's-length basis. All such leases are current on all required payments, and none of these leases are delinquent or in default as of March 29, 1997.

         As of the end of fiscal year 1997, no loans were outstanding between the Company and any director, executive officer, or Related Entity. In the fiscal year ended March 29, 1997, the Company incurred construction costs of approximately $5,800,000 on projects to construct retail stores that have been leased to Related Entities.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this Report:

         1.   FINANCIAL STATEMENTS.

              Independent Auditors' Report of Deloitte & Touche LLP dated
                   June 9, 1997

              Consolidated Balance Sheets at March 29, 1997 and March 30,
                   1996

              Consolidated Statements of Operations for each of the three years in the period ended March 29, 1997

              Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 29, 1997

              Consolidated Statements of Cash Flows for each of the three years in the period ended March 29, 1997

              Notes to Consolidated Financial Statements


         2.   FINANCIAL STATEMENT SCHEDULES.

     SCHEDULE                      DOCUMENT
     --------                      --------

        II              Valuation and Qualifying Accounts

         3.   EXHIBITS.

    EXHIBIT
    NUMBER                        DOCUMENT
    -------                       --------

    2           Share Purchase Agreement between the Shareholders
                of J.F. Walker Company, Inc., and Spartan Stores,
                Inc., dated October 4, 1993.  Previously filed as
                Exhibit 2 to the Registrant's Current Report on
                Form 8-K filed November 23, 1993.  Here
                incorporated by reference.
    3.1<F*>     Restated Articles of Incorporation of Spartan Stores,
                Inc.
    3.2<F*>     Bylaws of Spartan Stores, Inc.
    4.1<F*>     Articles III, V, VI and IX of the Restated Articles of
                Incorporation--Included in Exhibit 3.1 and incorporated herein by reference.
    4.2<F*>     Articles II, III, IV, VII, VIII and IX of the Bylaws--
                Included in Exhibit 3.2 and incorporated herein by reference.
    4.3(a)<F*>  Form of Spartan Stores, Inc. Stock Subscription
                Agreement--Shareholder Customers.

    EXHIBIT
    NUMBER                        DOCUMENT
    -------                       --------

    4.3(b)      Form of Spartan Stores, Inc. Stock Subscription
                Agreement--Capistar Customers.  Previously filed as an
                exhibit to the Registrant's Amendment No. 2 to the
                Registration Statement on Form S-1 filed January 23,
                1992.  Here incorporated by reference.
    4.4<F*>     Form of Spartan Stores, Inc. Customer Agreement.
    4.5<F*>     Note Purchase Agreement between Spartan Stores, Inc.
                and Teachers Insurance and Annuity Association of
                America, Nationwide Life Insurance Company and West
                Coast Life Insurance Company.
    4.6<F*>     Note Agreement between Spartan Stores, Inc. and The
                Ohio National Life Insurance Company and United of
                Omaha Life Insurance Company.
    4.7<F*>     Note Agreement between Spartan Stores, Inc. and
                Massachusetts Mutual Life Insurance Company, The
                Franklin Life Insurance Company and The Columbus Mutual
                Life Insurance Company.
    4.8<F*>     Form of Spartan Stores, Inc. Class A Common Stock
                Certificate.
    4.9         Note Agreement between Spartan Stores, Inc. and
                United of Omaha Life Insurance Company, United
                World Life Insurance Company, Companion Life
                Insurance Company, Principal Mutual Life Insurance
                Company and Nippon Life Insurance Company, dated as of January 15, 1993. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 27, 1993. Here incorporated by reference.
    4.10        First Amendment to Note Purchase Agreement between
                Spartan Stores, Inc. and Teachers Insurance and
                Annuity Association of America, Nationwide Life
                Insurance Company and West Coast Life Insurance
                Company, dated as of March 29, 1996. Previously filed as an exhibit to the Registrant's Annual
                Report on Form 10-K for the fiscal year ended
                March 30, 1996.  Here incorporated by reference.

    EXHIBIT
    NUMBER                        DOCUMENT
    -------                       --------

    4.11        First Amendment and Waiver to Note Agreements
                between Spartan Stores, Inc. and Principal Mutual
                Life Insurance Company, Nippon Life Insurance
                Company of America, United of Omaha Life Insurance
                Company, Companion Life Insurance Company and
                United World Life Insurance Company, dated as of
                June 20, 1996.  Previously filed as an exhibit to
                the Registrant's Annual Report on Form 10-K for
                the fiscal year ended March 30, 1996.  Here
                incorporated by reference.
    4.12        Credit Agreement among Spartan Stores, Inc.,
                Michigan National Bank, and Michigan National Bank
                and Old Kent Bank, NBD Bank, Harris Trust and
                Savings Bank and National City Bank of Columbus,
                dated December 23, 1996.  Previously filed as an
                exhibit to the Registrant's Quarterly Report on
                Form 10-Q for the quarter ended January 4, 1997.
                Here incorporated by reference.
    10.1<F*>    Note Purchase Agreement--Included as Exhibit 4.5 and
                incorporated herein by reference.
    10.2<F*>    Note Agreement--Included as Exhibit 4.6 and
                incorporated herein by reference.
    10.3<F*>    Note Agreement--Included as Exhibit 4.7 and
                incorporated herein by reference.
    10.4<F*>    Warehouse Lease Agreement, dated October 6, 1988,
                between Warehouse Systems Co. and Spartan Stores, Inc.
    10.5<F*>    Warehouse Lease Agreement, dated October 14, 1975,
                between Connecticut Mutual Life Insurance Company and
                Spartan Stores, Inc.
    10.6<F*>    Warehouse Lease Agreement, dated November 11, 1988,
                between Norman J. Leven and L & L/Jiroch Distributing
                Company.
    10.7<F*>    Computer Lease Agreement, dated May 30, 1989, between
                Atlantic Computer Systems, Inc. and Spartan Stores,
                Inc.
    10.8<F*>    Equipment Lease Agreement, dated March 3, 1988, between
                PHH Financial Services, Inc. and Spartan Stores, Inc.
    10.9<F**>   Employment Agreement, dated June 1, 1987, between
                Spartan Stores, Inc. and Patrick M. Quinn.
                Previously filed as an exhibit to the Registrant's
                Form S-1 Registration Statement filed July 18,
                1991.  Here incorporated by reference.
    10.10<F**>  Spartan Stores, Inc. 1991 Stock Bonus Plan.

    EXHIBIT
    NUMBER                        DOCUMENT
    -------                       --------

    10.11<F**>  Spartan Stores, Inc. 1991 Stock Option Plan as
                amended.  Previously filed as an exhibit to the
                Registrant's Form S-1 Registration Statement filed
                July 23, 1993.  Here incorporated by reference.
    10.12<F**>  Spartan Stores, Inc. 1991 Associate Stock Purchase
                Plan.
    10.13<F**>  Spartan Stores, Inc. Supplemental Executive
                Retirement Plan.
    10.14       Note Agreement--Included as Exhibit 4.9.
                Previously filed as an exhibit to the Registrant's
                Annual Report on Form 10-K for the fiscal year
                ended March 27, 1993.  Here incorporated by
                reference.
    10.15       Warehouse Lease Agreement, dated November 8, 1993,
                between Walker Realty Co. and J.F. Walker Company,
                Inc.  Previously filed as an exhibit to the
                Registrant's Post-Effective Amendment No. 1 to the
                Registration Statement on Form S-1 filed March 16,
                1994.  Here incorporated by reference.
    10.16       First Amendment to Note Purchase Agreement--Included
                as Exhibit 4.10.  Here incorporated by reference.
    10.17       First Amendment and Waiver to Note Agreements--
                Included as Exhibit 4.11.  Here incorporated by
                reference.
    10.18<F**>  Employment Agreement, dated August 14, 1996,
                between Spartan  Stores, Inc. and James B.
                Meyer.
    21          Subsidiaries of Registrant.  Previously filed as
                an exhibit to the Registrant's Post-Effective
                Amendment No. 1 to the Registration Statement on
                Form S-1 filed March 16, 1994.  Here incorporated
                by reference.
    23          Consent and Report on Schedule of Deloitte and Touche
                LLP.
    24          Powers of Attorney.
    27          Financial Data Schedule.
_________________________

 <F*>    Previously filed as an exhibit to the Registrant's Form S-1
         Registration Statement filed July 18, 1991. Here incorporated by reference.

 <F**>   These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

    (b)  Reports on Form 8-K:

             None.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SPARTAN STORES, INC.
                             (Registrant)



                             By /S/ JAMES B. MEYER
                                James B. Meyer
                                President and Chief Operating Officer

Date:  June 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


June 26, 1997                  By /S/ DONALD J. KOOP*
                                  Donald J. Koop
                                  Chairman of the Board and Director


June 26, 1997                  By /S/ RUSSELL H. VANGILDER, JR.*
                                  Russell H. VanGilder, Jr.
                                  Vice Chairman of the Board and Director


June 26, 1997                  By /S/ ROGER L. BOYD*
                                  Roger L. Boyd
                                  Secretary of the Board and Director


June 26, 1997                  By /S/ JAMES G. BUICK*
                                  James G. Buick
                                  Director


June 26, 1997                  By /S/ JOHN S. CARTON*
                                  John S. Carton
                                  Director


June 26, 1997                  By /S/ GLEN A. CATT*
                                  Glen A. Catt
                                  Director


June 26, 1997                  By /S/ DANIEL L. DEERING*
                                  Daniel L. Deering
                                  Director


June 26, 1997                  By /S/ RONALD A. DEYOUNG*
                                  Ronald A. DeYoung
                                  Director

June 26, 1997                  By /S/ PARKER T. FELDPAUSCH*
                                  Parker T. Feldpausch
                                  Director


June 26, 1997                  By /S/ MARTIN P. HILL*
                                  Martin P. Hill
                                  Director

June 26, 1997                  By /S/JAMES B. MEYER
                                  James B. Meyer
                                  Director

June 26, 1997                  By /S/ DAN R. PREVO*
                                  Dan R. Prevo
                                  Director


June 26, 1997                  By /S/ PATRICK M. QUINN
                                  Patrick M. Quinn
                                  Chief Executive Officer
                                  and Director (Principal Executive
                                  Officer)


June 26, 1997                  By /S/ CHARLES B. FOSNAUGH
                                  Charles B. Fosnaugh
                                  Senior Vice President Business
                                  Development and Finance (Principal
                                  Financial and Accounting Officer)


June 26, 1997                  *By /S/ JAMES B. MEYER
                                   James B. Meyer
                                   Attorney-in-Fact

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         In Appendix A to this Form 10-K, Spartan is furnishing supplementally to the Securities and Exchange Commission a copy of the Proxy Statement Supplement, Proxy Statement, form of Proxy, and other proxy soliciting material sent by Spartan to its shareholders in connection with the Annual Meeting of Shareholders to be held on July 15, 1997.

         As of the date of this Form 10-K, Spartan has not yet furnished, for the fiscal year ending March 29, 1997, an annual report to its shareholders. Spartan plans to furnish an annual report to its shareholders subsequent to the filing of this Form 10-K. Spartan shall furnish copies of such annual report to the Securities and Exchange Commission when it is sent to the shareholders.

         The foregoing material shall not be deemed to be "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934.

                                SCHEDULE II
                                -----------

SPARTAN STORES, INC. AND SUBSIDIARIES
-------------------------------------

VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------------------------------
COLUMN A                     COLUMN B        COLUMN C      ADDITIONS        COLUMN D         COLUMN E
--------                     --------        --------      ---------        --------         --------
                            BALANCE AT      CHARGED TO     CHARGED TO
                            BEGINNING       COSTS AND        OTHER                          BALANCE AT
DESCRIPTION                  OF YEAR         EXPENSES       ACCOUNTS     DEDUCTIONS <FA>    END OF YEAR
--------------------------------------------------------------------------------------------------------
ALLOWANCE FOR
DOUBTFUL ACCOUNTS:

Year ended 3/25/95          $1,778,443      $1,211,404                     $1,029,847       $1,960,000

Year ended 3/30/96          $1,960,000      $2,252,012                     $1,577,012       $2,635,000

Year ended 3/29/97          $2,635,000      $1,710,556                     $1,186,588       $3,158,968

<FA>    Represents the write-off of uncollectible accounts

                SUPPLEMENTAL INFORMATION FURNISHED PURSUANT
                     TO THE INSTRUCTIONS TO FORM 10-K

                                APPENDIX A



                           SPARTAN STORES, INC.

                           850 76TH STREET, S.W.
                           POST OFFICE BOX 8700
                       GRAND RAPIDS, MICHIGAN 49518

                        PROXY STATEMENT SUPPLEMENT
                      ANNUAL MEETING OF SHAREHOLDERS

                               JULY 15, 1997

          On or about June 13, 1997, the Board of Directors of Spartan Stores, Inc. ("Spartan Stores" or the "Company") mailed to each shareholder a Proxy Statement to solicit a proxy for use at the Annual Meeting of Shareholders to be held at the Grand Traverse Resort, 100 Grand Traverse Village Boulevard, Acme, Michigan 49610, on Tuesday, July 15, 1997, at 10:00 a.m., local time, and any adjournment thereof.

          The meeting will be held for the purposes set forth in the Notice of Annual Meeting of Shareholders accompanying the Proxy Statement, includ-ing to consider and vote upon the approval of a proposed amendment to Article III of the Restated Articles of Incorporation to increase the number of authorized shares of Spartan Stores' Class A Common Stock, $20 par value, ("Class A Shares") and the number of authorized shares of Spartan Stores' Class B Common Stock, no par value. The proposed amendment also would decrease the par value of the Class A Shares from $20 per share to $2 per share. As amended, the first sentence of Article III would read as follows:

     The total authorized capital stock of the corporation is Twenty Million (20,000,000) shares of Class A common stock with the par value of $2 per share and Five Million (5,000,000) shares of Class B common stock.

          Class A Shares represented by a proxy in the form enclosed with the Proxy Statement that is properly signed and that already has been or is returned to Spartan Stores will be voted on the proposals at the meeting and any adjournment thereof as specified in the proxy. Upon request, Spartan Stores will return the proxy to any shareholder who already has signed and returned the proxy to Spartan Stores. Spartan Stores also will return the proxy to any shareholder who attends the meeting and notifies the Company that the shareholder intends to vote in person.

          This Proxy Statement Supplement is being mailed on or about June 20, 1997, to the shareholders of Spartan Stores.

                                   By the Order of the Board of Directors,
                                        /s/Alex J. DeYonker
Grand Rapids, Michigan                  Alex J. DeYonker
June 20, 1997                           Assistant Secretary

                     [Spartan Stores, Inc. Letterhead]



                               June 13, 1997

Dear Shareholder:

          You are cordially invited to attend the Annual Meeting of Shareholders of Spartan Stores, Inc., to be held on TUESDAY, JULY 15, 1997, AT THE GRAND TRAVERSE RESORT, 100 GRAND TRAVERSE VILLAGE BOULEVARD, ACME, MICHIGAN 49610, commencing at 10:00 A.M., LOCAL TIME. Your Board of Directors looks forward to greeting personally those shareholders able to attend.

          At the meeting, you will be asked to elect four directors to terms of three years each. You also will be asked to approve a proposed amendment to the Restated Articles of Incorporation to increase the number of authorized Class A shares of the Company's common stock from two million shares to twenty million shares and the number of authorized Class B shares of the Company's common stock from five hundred thousand shares to five million shares. If you approve the amendment, the Company will effect a ten-for-one stock split for the shares that you own. Enclosed are the Notice of the Meeting and the Proxy Statement, which includes information about each of the nominees for the Board of Directors and the proposed amendment to the Restated Articles of Incorporation.

          Regardless of the size of your holdings, it is important that your shares are represented and voted at the meeting. To ensure a quorum, please take a moment now to sign and date the enclosed Proxy and return it to us in the enclosed self-addressed envelope. If you attend the meeting and request us to do so, we will return the Proxy to you to vote your shares at the meeting.

          Thank you.

                                   Sincerely,


                                   /s/Patrick M. Quinn
                                   Patrick M. Quinn
                                   Chief Executive Officer

                 NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

To the Shareholders:

          The Annual Meeting of Shareholders of Spartan Stores, Inc., will be held at the Grand Traverse Resort, 100 Grand Traverse Village Boulevard, Acme, Michigan 49610, on Tuesday, July 15, 1997, at 10:00 a.m., local time, to consider and vote upon:

     1.   The election of four directors to terms of three years each;

     2. The approval of a proposed amendment to the Restated Articles of Incorporation to increase the number of authorized shares of Spartan Stores' Class A Common Stock, $20 par value, and the number of authorized shares of Spartan Stores' Class B Common Stock, no par value;

     3. The ratification of the acts or proceedings, or both, of the directors and officers of Spartan Stores that may be submitted to the meeting; and

     4.   Any other business as may properly come before the meeting.

          Shareholders of record at the close of business on May 31, 1997, are entitled to notice of and to vote at the meeting and any adjournment thereof. The following Proxy Statement and enclosed Proxy are being furnished to shareholders on or about June 13, 1997.


BY ORDER OF THE BOARD OF DIRECTORS

/s/Alex J. DeYonker
Alex J. DeYonker
Assistant Secretary


June 13, 1997


          IT IS IMPORTANT THAT YOUR SHARES BE REPRESENTED AT THE
            MEETING.  EVEN IF YOU EXPECT TO ATTEND THE MEETING,
             PLEASE SIGN, DATE AND RETURN YOUR PROXY PROMPTLY.

                           SPARTAN STORES, INC.


                           850 76TH STREET, S.W.
                           POST OFFICE BOX 8700
                       GRAND RAPIDS, MICHIGAN 49518



                              PROXY STATEMENT

                      ANNUAL MEETING OF SHAREHOLDERS

                               JULY 15, 1997


                               INTRODUCTION

          The Board of Directors of Spartan Stores, Inc. ("Spartan Stores" or the "Company") solicits your proxy for use at the Annual Meeting of Shareholders to be held at the Grand Traverse Resort, 100 Grand Traverse Village Boulevard, Acme, Michigan 49610, on Tuesday, July 15, 1997, at 10:00 a.m., local time, and any adjournment thereof, for the purposes set forth in the accompanying Notice of Annual Meeting of Shareholders.

          A form of proxy is enclosed. Shares of Spartan Stores' Class A Common Stock, $20 par value (the "Class A Shares"), represented by a proxy in the enclosed form that is properly signed and returned to Spartan Stores will be voted at the meeting and any adjournment thereof. If a shareholder specifies a choice, the shares represented by the proxy will be voted as specified. If no choice is specified, the shares represented by the proxy will be voted for the election of the four director nominees named in this Proxy Statement for three-year terms; for the approval of the proposed amendment to the Restated Articles of Incorporation to increase the number of authorized Class A Shares and the number of authorized shares of Class B Common Stock, no par value ("Class B Shares"); for the ratification of the acts or proceedings, or both, of the directors and officers of Spartan Stores that may be submitted to the meeting; and in accordance with the judgment of the designated proxies with respect to any other matter that may come before the meeting or any adjournment thereof.

          A proxy may be revoked at any time before it is voted at the Annual Meeting by giving notice in writing to the Secretary of Spartan Stores, by submitting a proxy bearing a later date, or by attending the meeting, requesting a return of the proxy and voting in person. Spartan Stores will return the proxy to each shareholder who attends the meeting and notifies the Company that the shareholder intends to vote in person. This Proxy Statement is being mailed on or about June 13, 1997, to the shareholders of Spartan Stores.

                               VOTING RIGHTS

          Holders of record of Class A Shares at the close of business on May 31, 1997, will be entitled to notice of and vote at the Annual Meeting of Shareholders to be held July 15, 1997, and any adjournment thereof.

          As of May 31, 1997, 1,204,354 Class A Shares were issued and outstanding. Each Class A Share issued and outstanding entitles its holder to one vote on each matter presented for shareholder action at the meeting.


                           ELECTION OF DIRECTORS

          The Board consists of thirteen directors and is divided into three classes, with the term of one class expiring in each successive year. Eight current directors are serving terms that will expire in 1998 and 1999. At the Annual Meeting of Shareholders, four directors are to be elected for terms of three years each and until their successors are elected and qualified. The persons designated as proxies intend to vote for the election of the four nominees named below. Accordingly, after the election of directors at the Annual Meeting of Shareholders, the Board will consist of twelve directors.

          Each of the nominees is willing to be elected and to serve. If any nominee should become unable to serve or is otherwise unavailable for election, which is not expected, the incumbent Board of Directors may or may not select a substitute nominee. If a substitute nominee is selected, the proxies will be voted for the election of the substitute nominee selected by the incumbent Board of Directors. If a substitute nominee is not selected, all proxies will be voted for the election of the remaining nominees. Proxies will not be voted for a number of persons greater than the number of nominees named in this Proxy Statement.

          Directors will be elected by a plurality of the votes cast by shareholders who are present in person or represented by proxy at the meeting. For the purpose of counting votes on the election of directors, abstentions and other shares not voted will not be counted as shares voted, and the number of shares of which a plurality is required will be reduced by the number of shares not voted.

          The following table shows certain information as of May 31, 1997, supplied by each director whose term will continue and each nominee for director.

                                            POSITION AND PRINCIPAL
            NAME AND AGE                    OCCUPATION FOR LAST 5 YEARS
            ------------                    ---------------------------
                          NOMINEES TO BE ELECTED
                          TERMS EXPIRING IN 2000
                          ----------------------
        Glen A. Catt (age 49)           Director since 1988; President and Chief
                                        Executive Officer, Glen's Markets, Inc.
                                        (retail grocery chain)

        Parker T. Feldpausch (age 65)   Director since 1990; President, G &
                                        R Felpausch Co. (retail grocery
                                        chain)

        Dorothy A. Johnson (age 56)     President, Council of Michigan
                                        Foundations since 1975 (association
                                        of foundations and corporations);
                                        Trustee, W.K. Kellogg Foundation
                                        since 1980; President, Community
                                        Foundation Youth Project since
                                        1994; Director, First of America
                                        Bank Corporation since 1985

        James B. Meyer (age 51)         President and Chief Operating Officer of
                                        the Company and director since August
                                        1996; Treasurer since 1994; Senior Vice
                                        President Corporate Support Services
                                        from June 1994 to August 1996; Chief
                                        Financial Officer and Assistant
                                        Secretary from October 1990 to August
                                        1996; Senior Vice President from 1981 to
                                        1994

                            INCUMBENT DIRECTORS
                          TERMS EXPIRING IN 1998
                          ----------------------
        Roger L. Boyd (age 50)          Secretary of the Board since 1993
                                        and director since 1992; President
                                        and General Manager, Bob's Market
                                        House, Inc. (retail grocery store);
                                        President and General Manager,
                                        Hillsdale Market House, Inc.
                                        (retail grocery store)

                                            POSITION AND PRINCIPAL
            NAME AND AGE                    OCCUPATION FOR LAST 5 YEARS
            ------------                    ---------------------------
        John S. Carton (age 56)         Director since 1995; Chairman of
                                        the Board, Pine View Golf Club,
                                        Inc. and Turfside, Inc. (golf
                                        course and restaurant)

        Ronald A. DeYoung (age 63)      Director since 1974;
                                        President, Great Day, Inc.
                                        (retail grocery chain)

        Donald J. Koop (age 60)         Chairman of the Board since 1989
                                        and director since 1985; Chairman
                                        of the Board, Family Fare Inc.
                                        (retail grocery chain)

                            INCUMBENT DIRECTORS
                          TERMS EXPIRING IN 1999
                          ----------------------
        James G. Buick (age 64)         Director since 1995; Retired;
                                        Former President and Chief
                                        Executive Officer, The Zondervan
                                        Corporation (1984 to 1993)
                                        (producer and distributor of
                                        Christian books and gifts)

        Martin P. Hill (age 52)         Director since 1996; President,
                                        Harding & Hill, Inc. (retail
                                        grocery chain)

        Dan R. Prevo (age 47)           Director since 1996; President,
                                        Prevo's Family Market, Inc. (retail
                                        grocery chain)

        Russell H. VanGilder, Jr.       Vice Chairman of the Board since 1992
           (age 63)                     and director since 1970; Chairman of
                                        the Board, V.G.'s Food Center, Inc.
                                        (retail grocery chain)

                   YOUR BOARD OF DIRECTORS RECOMMENDS A
              VOTE FOR ELECTION OF ALL NOMINEES AS DIRECTORS

            AMENDMENT TO THE RESTATED ARTICLES OF INCORPORATION

         The Board of Directors proposes to amend Article III of the Company's Restated Articles of Incorporation to increase the Company's authorized capital stock from two million (2,000,000) Class A Shares to twenty million (20,000,000) Class A Shares and from five hundred thousand (500,000) Class B Shares to five million (5,000,000) Class B Shares. The purpose of the amendment is to provide additional shares of capital stock for possible future issuance.

         As of May 31, 1997, 1,204,354 authorized Class A Shares were issued and outstanding and the Company had not issued any Class B Shares.
The Board of Directors believes that it is advisable to have additional authorized Class A Shares and Class B Shares available for possible future stock splits and dividends, employee benefit plans, and other corporate purposes that might be proposed in the future. On May 28, 1997, the Board of Directors declared a ten-for-one stock split pursuant to a share dividend payable to shareholders of record on May 31, 1997. The Company currently does not have a sufficient number of authorized Class A Shares for the Board of Directors to issue the share dividend pursuant to the ten-for-one stock split. Accordingly, the Board of Directors declared the stock split subject to the shareholders approving the amendment to the Restated Articles of Incorporation to increase the authorized capital stock of the Company. If the amendment is approved by the shareholders, the Company will issue the shares payable in the stock split as soon as practicable after the effective date of the amendment to the Restated Articles of Incorporation. Except for shares to be issued in the ten-for-one stock split and shares to be issued under the Company's stock plans, the Company does not have any present plans to issue additional Class A Shares. The Company does not have any present plans to issue Class B
Shares.

         All of the additional shares resulting from the increase in the number of authorized Class A Shares would be of the same class, with the same dividend, voting and liquidation rights as the Class A Shares presently outstanding. All of the additional shares resulting from the increase in the number of authorized Class B Shares would be of the same class, with such dividend, voting, distribution, conversion, redemption, participation and liquidation rights as determined by the Board of Directors. Shareholders have no preemptive rights to acquire shares issued by the Company under its existing Restated Articles of Incorporation, and shareholders would not acquire any such rights with respect to such additional shares under the proposed amendment to the Company's Restated Articles of Incorporation. Under some circumstances, issuance of additional Class A Shares or issuance of Class B Shares could dilute the voting rights, equity, and earnings per share of existing shareholders.

         If the proposed amendment is adopted, the newly authorized Class
A Shares and Class B Shares would be unreserved and available for issuance. No further shareholder authorization would be required prior to the issuance of such shares by the Company. The Board of Directors believes that the availability of the additional shares for such purposes without delay or the necessity for a special shareholders meeting would be beneficial to the Company.

         The proposed increase in authorized Class A Shares and Class B Shares could be considered an anti-takeover measure because the additional authorized but unissued Class A Shares and Class B Shares could be used by the Board of Directors to make a change in control of the Company more difficult. The Board of Directors' purpose in recommending this proposal is for the reasons discussed above and not as an anti-takeover measure.

               YOUR BOARD OF DIRECTORS RECOMMENDS A VOTE FOR
                APPROVAL OF THE AMENDMENT TO THE COMPANY'S
                    RESTATED ARTICLES OF INCORPORATION


                       BOARD COMMITTEES AND MEETINGS

         During fiscal year 1997, there were nine meetings of the Board of Directors. The Board of Directors has four standing committees: the Executive Committee, the Audit Committee, the Compensation Committee and the Nominating Committee. All directors attended at least 75 percent of the aggregate number of meetings of the Board of Directors and meetings of committees on which he served during fiscal year 1997.

         EXECUTIVE COMMITTEE. The Executive Committee has the full power and authority of the Board of Directors in the management of the business affairs and property of the Company during intervals between meetings of the full Board of Directors. The Executive Committee has the power and authority to declare distributions and dividends and to authorize the issuance of stock, as permitted by the Company's Bylaws and all applicable laws. In addition, the Executive Committee recommends to the Board of Directors a successor to the Chief Executive Officer when a vacancy occurs through retirement or otherwise. Messrs. Boyd, Koop, Quinn and VanGilder currently serve on the Executive Committee. Mr. Koop is Chairman of the Executive Committee. The Executive Committee met seven times during fiscal year 1997.

         AUDIT COMMITTEE. The Audit Committee recommends to the Board of Directors the employment of independent accountants; reviews the compensation, terms of engagement and the independence of the independent accountants; reviews the results of each audit by the independent accountants; reviews the Company's annual financial statements and any disputes between management and the independent accountants; consults with the internal auditor and the independent accountants regarding the adequacy of the Company's internal financial controls; and, provides additional assistance to the Board of Directors relating to corporate accounting, reporting practices of the Company, and the quality and integrity of the financial reports of the Company, as specified in the Audit Committee Charter approved by the Board of Directors. Messrs. Carton, DeYoung, Feldpausch and Prevo currently serve on the Audit Committee. Mr. DeYoung is Chairman of the Audit Committee. The Audit Committee met five times during fiscal year 1997.

         COMPENSATION COMMITTEE. The Compensation Committee administers the 1991 Stock Option, Stock Bonus and Stock Purchase Plans of the Company; determines the compensation of the Chief Executive Officer; reviews the salaries, bonuses, stock options and other benefits of the other executive officers and submits recommendations to the Board of Directors; authorizes the issuance of stock pursuant to the option and other benefit plans of the Company; reviews on a periodic basis the policies regarding and the operation of the Company's executive compensation programs to determine whether they are properly coordinated; and, provides additional assistance to the Board of Directors relating to the Company's compensation and benefit programs and policies, as specified in the Compensation Committee Charter approved by the Board of Directors. Messrs. Buick, Catt, Deering and Hill currently serve on the Compensation Committee. Mr. Catt is Chairman of the Compensation Committee. The Compensation Committee met ten times during fiscal year 1997.

         NOMINATING COMMITTEE. The Nominating Committee identifies potential nominees for election as directors and reviews their qualifications to serve as directors; submits to the Board of Directors a list of candidates for election as directors and recommends to the Board of Directors the slate of nominees of directors to be elected by the shareholders; recommends to the Board of Directors the directors to be selected for membership on the various Board of Directors' committees; establishes standards for membership on the Board of Directors and any committee of the Board of Directors; and, provides additional assistance to the Board of Directors relating to the recommendation of nominees to the Board of Directors and its various committees, as specified in the Nominating Committee Charter approved by the Board of Directors.
Messrs. Boyd, Prevo and VanGilder currently serve on the Nominating Committee. Mr. VanGilder is Chairman of the Nominating Committee. The Nominating Committee met two times during fiscal year 1997.


                          PRINCIPAL SHAREHOLDERS

         The following table sets forth information regarding the beneficial ownership of the Class A Shares as of May 31, 1997, of (i) each of the directors and nominees for director of Spartan Stores, (ii) each of the named executive officers of Spartan Stores, and (iii) all directors and executive officers of Spartan Stores as a group. As of May 31, 1997, no person is known to Spartan Stores to be the beneficial owner of more than five percent of the Class A Shares.

                                  AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP <F1>  PERCENT OF CLASS
------------------------        ------------------------   ----------------
Donald J. Koop                           59,289                4.9%
Parker T. Feldpausch                     50,839                4.2
Russell H. VanGilder, Jr.                50,741                4.2
Glen A. Catt                             37,047                3.1
Dan R. Prevo                             25,882                2.2
Daniel L. Deering                        25,019                2.1
Ronald A. DeYoung                        22,413                1.9
Martin P. Hill                           22,224                1.8
Roger L. Boyd                            16,931                1.4
Patrick M. Quinn <F2>                     5,163                <F*>
James B. Meyer <F2>                       2,377                <F*>
Charles B. Fosnaugh <F2>                  1,594                <F*>
Dennis J. Otto <F2>                         400                <F*>
David deS. Couch <F2>                       139                <F*>
All Directors and Executive
    Officers as a group <F2>            320,058               26.56%

__________________________
<F*>    Less than one percent.

<F1>  Except for Messrs. Quinn and Meyer, the Class A Shares reported as beneficially owned by each director are directly owned by a corporation which is a Spartan Stores retail customer that conducts business with the Company and with whom the director is affiliated. Thus, each such director indirectly owns the Class A Shares through the corporation which he controls either individually or with others. The Class A Shares owned by each such corporation are included in the amount reported for the appropriate director. For the name of each such entity related to each director, see "Election of Directors" above. Messrs. Quinn and Meyer and the named executive officers directly own the Class A Shares reported to be owned by each and hold the sole voting and dispositive power with respect to the shares.

<F2>  The amount of shares beneficially owned by each executive officer includes shares which may be acquired through the exercise of stock options which are exercisable within 60 days. The number of shares subject to such stock options for each person is shown below. The reported shares include the shares subject to options granted on May 28, 1997.




                    Mr. Quinn                            2,400
                    Mr. Meyer                            1,400
                    Mr. Fosnaugh                           900
                    Mr. Otto                               300
                    Mr. Couch                              100
                    All executive officers as a group    5,100

                 EXECUTIVE COMPENSATION AND OTHER BENEFITS

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

          The following table sets forth the cash and non-cash compensation earned during the fiscal years ended March 29, 1997 (52 weeks), March 30, 1996 (53 weeks) and March 25, 1995 (52 weeks) by the persons who were the Chief Executive Officer and the four most highly compensated executive officers (other than the Chief Executive Officer) of Spartan Stores for the fiscal year ended March 29, 1997.

                        SUMMARY COMPENSATION TABLE
                                                            LONG-
                                                            TERM
                                                           COMPEN-
                                                           SATION
                                                           AWARDS
                                                         -----------
                                                          NUMBER OF
                                                         SECURITIES    ALL OTHER
         NAME AND                  ANNUAL COMPENSATION   UNDERLYING     COMPEN-
         PRINCIPAL         FISCAL  -------------------    OPTIONS       SATION
         POSITION           YEAR    SALARY    BONUS<F1>     <F2>         <F3>
        ----------         ------   ------    --------   ----------    ---------
Patrick M. Quinn           1997     $373,150   $ 37,497       400       $108,833
(Chief Executive Officer)  1996      353,658     75,000       400        107,317
                           1995      341,949     61,250       400        106,393

James B. Meyer             1997     $308,250   $ 24,500       400       $  6,348
(President and Chief       1996      231,995     37,375       200          4,832
Operating Officer)         1995      213,060     32,200       200          3,908

Charles B. Fosnaugh        1997     $190,640   $ 18,688       200       $  5,921
(Senior Vice President     1996      182,940     37,375       200          4,405
Business Development       1995      159,860     30,100       100          3,481
and Finance)

Dennis J. Otto             1997     $132,000   $  9,000       100      $   6,478
(Vice President            1996      113,375     19,350       100          4,052
Sales and Marketing)       1995      101,005     15,050       100          4,038

David deS. Couch           1997     $120,330   $  7,500       100      $   6,824
(Vice President            1996      101,975     15,000         0          3,934
Information Technology)    1995       92,110     12,900         0          3,010

__________________

<F1>  Includes bonus amounts elected under the 1991 Stock Bonus Plan, as amended, plus an amount equal to 30 percent of such bonus amounts to be received in Class A Shares.

<F2>  All reported awards were under the 1991 Stock Option Plan.  These awards have vested and are exercisable at the date of grant.

<F3>  The compensation listed in this column for fiscal year 1997 consists of: (a) amounts paid by Spartan Stores for split dollar and term life insurance; (b) Spartan Stores' matching contributions under its Savings Plus Plan; and (c) for Mr. Quinn only, amounts deferred under the Spartan Stores, Inc. Supplemental Retirement Plan. The amounts included for each such factor for fiscal year 1997 are:

                                             (A)       (B)       (C)
                                            ------    ------   --------
                    Mr. Quinn               $2,612    $4,750   $101,471
                    Mr. Meyer                1,598     4,750
                    Mr. Fosnaugh             1,171     4,750
                    Mr. Otto                 1,728     4,750
                    Mr. Couch                2,074     4,750


STOCK OPTIONS

         Under the 1991 Stock Option Plan, as amended (the "1991 Stock Option Plan"), options to purchase Class A Shares may be granted to officers of Spartan Stores. The following tables set forth information concerning stock options granted under the 1991 Stock Option Plan during the fiscal year ended March 29, 1997, to the named executive officers and the unexercised options held by them as of the end of the fiscal year. None of the named executive officers exercised any stock options during fiscal year 1997.

                         OPTION GRANTS IN LAST FISCAL YEAR <F1>
                 INDIVIDUAL GRANTS
------------------------------------------------------------------       POTENTIAL
                                     PERCENT                         REALIZABLE VALUE AT
                         NUMBER      OF TOTAL                          ASSUMED ANNUAL
                           OF        OPTIONS                         RATES OF STOCK PRICE
                       SECURITIES   GRANTED TO                           APPRECIATION
                       UNDERLYING   EMPLOYEES   EXERCISE    EXPIRA-    FOR OPTION TERM
                        OPTIONS     IN FISCAL   PRICE PER    TION    -------------------
       NAME             GRANTED       YEAR        SHARE      DATE        5%         10%
       ----            ----------   ----------  ---------   ------       --         ---
Patrick M. Quinn           400         44%        $105      5/2006    $26,414    $66,937
James B. Meyer             200         22          105      5/2006     13,207     33,469
Charles B. Fosnaugh        200         22          105      5/2006     13,207     33,469
Dennis J. Otto             100         11          105      5/2006      6,603     16,734
David deS. Couch             0         N/A         N/A         N/A        N/A        N/A

__________________

<F1>  The per share exercise price of each option equals the Trading Value of the Class A Shares effective as of June 23, 1996. The Board of Directors from time to time, usually on an annual basis, establishes the Trading Value of the Class A Shares, in the Board's sole and absolute discretion, based on the Company's financial condition, results of operations, operating trends, market conditions, the state of the economy and such other factors as the Board deems appropriate. All options were granted for a term of 10 years. Options terminate, subject to limited exercise provisions, in the event of death, retirement, or other termination of employment. All options currently are exercisable. The exercise price of the options may be paid in cash, by delivering Class A Shares which are already owned by the option holder, or any combination thereof.

                       FISCAL YEAR-END OPTION VALUES
                                 NUMBER OF
                                SECURITIES               VALUE OF
                                UNDERLYING              UNEXERCISED
                                UNEXERCISED             IN-THE-MONEY
                                OPTIONS AT                OPTIONS AT
                              FISCAL YEAR-END         FISCAL YEAR-END<F1>
                              ---------------         ---------------
             NAME         EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
             ----         ----------- ------------- ----------- -------------
      Patrick M. Quinn        2000          0         $22,000         $0
      James B. Meyer          1000          0          11,000          0
      Charles B. Fosnaugh      700          0           6,000          0
      Dennis J. Otto           200          0             500          0
      David deS. Couch           0          0               0          0

________________
<F1>  Represents the difference between the exercise price of the options for the Class A Shares and the Trading Value of $105 per share at fiscal year-end.

EMPLOYMENT AGREEMENTS

          The officers of Spartan Stores are appointed annually by and serve at the pleasure of the Board of Directors or the Chief Executive Officer. Except for Messrs. Quinn and Meyer, Spartan Stores has not entered into any employment agreement with any officer.

          On June 1, 1987, Mr. Quinn entered into an employment agreement with Spartan Stores. Under the employment agreement, Mr. Quinn's annual base salary is to be and has been revised upon mutual agreement of Spartan Stores and Mr. Quinn on a year-to-year basis. Under the employment agreement, Spartan Stores provides Mr. Quinn with an automobile and certain other fringe benefits. The employment agreement may be terminated upon mutual agreement, upon Mr. Quinn's death or disability, by either party at its option upon 90 days' written notice to the other or upon certain other events. Upon termination by Spartan Stores, Mr. Quinn will receive an amount equal to his current salary, payable in the same manner as if he remained employed with Spartan Stores, for one year after the date of severance or until he is employed elsewhere, whichever occurs first.

          On August 14, 1996, the Board of Directors appointed Mr. Meyer the President and Chief Operating Officer of Spartan Stores, and as of that date Mr. Meyer entered into an employment agreement with Spartan Stores. Under the employment agreement, Mr. Meyer's annual base salary is to be revised upon mutual agreement of Spartan Stores and Mr. Meyer on a year-to-year basis. Under the employment agreement, Spartan Stores provides
Mr. Meyer with an automobile and certain other fringe benefits. The employment agreement may be terminated upon mutual agreement, upon Mr. Meyer's death or disability, by either party at its option upon 90 days' written notice to the other, for cause or upon certain other events. Upon termination by Spartan Stores for any reason other than for cause or Mr. Meyer's death or disability, or upon termination by Mr. Meyer for good reason, Mr. Meyer will receive life, health, accident and dental insurance benefits and an amount equal to his current salary for one year after the date of severance. In addition, all options held by Mr. Meyer to acquire Class A Shares will immediately vest and become exercisable for 90 days after the date of severance, all risks of forfeiture applicable to any restricted stock granted to Mr. Meyer will lapse and no longer apply, and Spartan Stores will purchase and transfer to Mr. Meyer the automobile then furnished to him.

PENSION PLAN

          The following table illustrates estimated annual benefits payable under the noncontributory, defined benefit plans of Spartan Stores (the "Pension Plan") to associates upon retirement, assuming retirement at age 65, including the amounts attributable to the Supplemental Executive Retirement Plan of Spartan Stores which provides benefits that would otherwise be denied participants by reason of certain limitations on qualified benefit plans in the Internal Revenue Code of 1986, as amended.

                        PENSION PLAN TABLE
  AVERAGE
REMUNERATION                       YEARS OF BENEFIT SERVICE
------------                       ------------------------
                         5         10        15         20          25
                         -         --        --         --          --
 $ 50,000             $ 4,030   $ 8,060   $ 12,090   $ 16,120   $  20,150
  100,000               8,655    17,310     25,965     34,620      43,275
  200,000              17,905    35,810     53,715     71,620      89,525
  300,000              27,155    54,310     81,465    108,620     135,775
  400,000              36,405    72,810    109,215    145,620     182,025
  500,000              45,655    91,310    136,965    182,620     228,275

         The compensation shown under the heading "Annual Compensation" in the Summary Compensation Table above is representative of the most recent calendar year compensation used in calculating average remuneration for the Spartan Stores Pension Plan. Credited years of service of the named executive officers under the Spartan Stores Pension Plan as of March 29, 1997, are:

                                             CREDITED YEARS OF SERVICE
                                             -------------------------
                   Patrick M. Quinn                     12
                   James B. Meyer                       24
                   Charles B. Fosnaugh                   7
                   Dennis J. Otto                        7
                   David deS. Couch                     11

          Benefits under the Pension Plan become vested after five years of service. Upon reaching the normal retirement age of 65, a covered employee is entitled to retirement benefits computed using the average annual compensation (including salary, hourly wages, overtime, incentive pay, bonuses, and commissions) from the plan employers during the five consecutive calendar years in the last 10 calendar years during which the participant's compensation was greatest.

     The basic pension benefit is an annual benefit, paid in equal monthly installments, and is equal to the sum of (i) 1.2 percent of the participant's annual compensation plus 0.65 percent of the participant's average compensation in excess of the amount which would be used to compute Social Security benefits, multiplied by the participant's years of benefit service (up to 25 years of benefit service), plus (ii) 0.5 percent of the participant's average compensation, multiplied by the participant's years of benefit service in excess of 25 years of benefit service. For persons who were participants prior to April 1, 1989, the Pension Plan provides that their retirement benefit will not be less than the benefit accrued as of March 31, 1989. (In general, the Pension Plan provisions in effect prior to April 1, 1989, provided higher retirement benefits for highly compensated employees, and lower benefits for less highly compensated employees than the current provisions of the Pension Plan.)

COMPENSATION OF DIRECTORS

          Each director receives a base compensation of $10,000 per year and $1,000 per day for attendance at any meetings of the Board or a committee. Directors also are reimbursed for travel expenses for meetings attended.


              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Spartan Stores' directors (except Ms. Johnson, if elected, and Messrs. Buick, Carton, Meyer and Quinn) have ownership interests in businesses which are shareholders and customers of the Company and these businesses purchase products and services from the Company on an ongoing basis and enter into other transactions with the Company, including loans, guarantees and leases. To the extent that the Company engages in transactions and offers services which benefit its customers, the businesses in which such directors have ownership interests may benefit. Consequently, a director may have a conflict of interest between the best interests of the Company and the business in which the director has an ownership interest.

          For any transaction involving a sale in the ordinary course of business of products or services of the Company to a customer of the Company in which the director owns an equity interest or is an officer, director or employee or otherwise has an interest (a "Related Entity"), it is the Company's policy that the sale is deemed fair to the Company, and Board approval is not specifically required, if the sale is made at prices and on terms, including discounts and rebates, no less favorable than those offered generally to customers who are not affiliated with any director.

          For any other transaction in which a director has an interest (including, without limitation, the Company's leasing, purchasing or selling any property involving any loan or guarantee of an obligation by the Company in a transaction involving a Related Entity), it is the Company's policy and practice that the director shall proceed with the transaction only if the material facts of the transaction and the director's interest in the transaction have been disclosed to the Board, the Board determines that it is fair to the Company, and the transaction is approved by the affirmative vote of a majority of the Board of Directors who have no interest in the transaction. Each such transaction is made on terms no less favorable to the Company than those offered generally to customers who are not affiliated with any director.


                 APPOINTMENT OF AUDITORS AND OTHER MATTERS

          The Board of Directors has appointed Deloitte & Touche LLP as the Company's independent auditors for fiscal year 1998. Representatives of Deloitte & Touche LLP are expected to be present at the annual meeting, will have the opportunity to make a statement if they desire to do so, and are expected to be available to answer appropriate questions.

          The Company will bear the cost of soliciting proxies. The Company expects to solicit proxies primarily by mail, but certain directors and officers may solicit proxies personally or by telephone. The Company does not expect to engage anyone for the purpose of soliciting proxies.

                              OTHER BUSINESS

          At the date of this Proxy Statement, the management of Spartan Stores has no knowledge of any business, other than that described above, that will be presented at the meeting. If any other business should come before the meeting, the proxies named in the enclosed form of proxy will have discretionary authority to vote on those matters.


                                   By the Order of the Board of Directors,

                                        /s/Alex J. DeYonker
Grand Rapids, Michigan                  Alex J. DeYonker
June 13, 1997                           Assistant Secretary

                           SPARTAN STORES, INC.

                                   PROXY

The undersigned acknowledges receipt of a Notice of Annual Meeting and a Proxy Statement dated June 13, 1997, and appoints Donald J. Koop, Patrick
M. Quinn, or James B. Meyer, and each of them, attorneys and proxies of the undersigned, each with full power of substitution, to vote all stock that the undersigned is entitled to vote at the ANNUAL MEETING OF SHAREHOLDERS OF SPARTAN STORES, INC. at the Grand Traverse Resort, 100 Grand Traverse Village Boulevard, Acme, Michigan 49610, on Tuesday, July 15, 1997, at 10:00 a.m., local time, and any adjournment thereof. THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS.

I.   ELECTION OF DIRECTORS

     [  ] For all nominees listed below for three-year terms
     [  ] Withhold authority to vote for all nominees listed below

     Glen A. Catt, Parker T. Feldpausch, James B. Meyer, and Dorothy A.
     Johnson
     (Instruction:  To withhold authority to vote for any individual nominee, write the nominee's name in the space provided below.)
     ________________________________________________________________________

 II. AMENDMENT TO RESTATED ARTICLES OF INCORPORATION

     [ ] For approval of amendment to Restated Articles of Incorporation [ ] Against approval of amendment to Restated Articles of
          Incorporation
     [  ] Abstain

III. IN THEIR DISCRETION, TO RATIFY THE ACTS OR PROCEEDINGS, OR BOTH, OF THE DIRECTORS OR OFFICERS OF SPARTAN STORES THAT MAY BE SUBMITTED TO THE MEETING.

     [  ] For discretionary authority        [  ] Withhold
                                                  discretionary authority

 IV. IN THEIR DISCRETION, TO VOTE IN ACCORDANCE WITH THEIR JUDGMENT ON ANY OTHER MATTER THAT MAY COME BEFORE THE MEETING OR ANY ADJOURNMENT THEREOF.

     [  ] For discretionary authority        [  ] Withhold
                                                  discretionary authority

     THE SHARES REPRESENTED BY THIS PROXY WILL BE VOTED AS SPECIFIED.
IF NO DIRECTION IS INDICATED, THEY WILL BE VOTED FOR THE ELECTION OF ALL OF
    THE DIRECTORS NOMINATED BY THE BOARD, FOR APPROVAL OF THE PROPOSED AMENDMENT TO THE RESTATED ARTICLES OF INCORPORATION, FOR RATIFICATION OF THE ACTS OR PROCEEDINGS SUBMITTED TO THE MEETING, AND IN THE DISCRETION OF THE PERSONS NAMED AS PROXIES ON ANY OTHER MATTER THAT MAY COME BEFORE THE MEETING.
     THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR EACH OF SUCH ITEMS.

          PLEASE MARK, SIGN, DATE, AND RETURN THE PROXY PROMPTLY.

                                             Store No. ________________
Dated:  _______________, 1997

Note:  Signature(s) should be
identical with the name(s)
appearing on the certificates
that you own.  Joint owners                  X ______________________________
should each sign personally.                   Signature of Shareholder
Persons signing as attorney,
executor, administrator,
trustee, or guardian should
indicate their capacity as
such.  If a corporation,
please sign in full corporate
name by President or other
authorized officer, and
indicate full title as such.                X ______________________________
If a partnership, please sign                  (Joint Owner, if applicable)
in partnership name by
authorized person.
__________________________________

                               EXHIBIT INDEX

     EXHIBIT
     NUMBER                   DOCUMENT
     -------                  --------

     2              Share Purchase Agreement between the
                    Shareholders of J.F. Walker Company, Inc.,
                    and Spartan Stores, Inc., dated October 4,
                    1993.  Previously filed as Exhibit 2 to the
                    Registrant's Current Report on Form 8-K filed
                    November 23, 1993.  Here incorporated by
                    reference.
     3.1<F*>        Restated Articles of Incorporation of Spartan
                    Stores, Inc.
     3.2<F*>        Bylaws of Spartan Stores, Inc.
     4.1*           Articles III, V, VI and IX of the Restated
                    Articles of Incorporation--Included in
                    Exhibit 3.1 and incorporated herein by
                    reference.
     4.2<F*>        Articles II, III, IV, VII, VIII and IX
                    of the Bylaws--Included in Exhibit 3.2
                    and incorporated herein by reference.
     4.3(a)<F*>     Form of Spartan Stores, Inc. Stock Subscription
                    Agreement--Shareholder Customers.
     4.3(b)         Form of Spartan Stores, Inc. Stock Subscription
                    Agreement--Capistar Customers.  Previously filed
                    as an exhibit to the Registrant's Amendment No. 2
                    to the Registration Statement on Form S-1 filed
                    January 23, 1992.  Here incorporated by reference.
     4.4<F*>        Form of Spartan Stores, Inc. Customer Agreement.
     4.5<F*>        Note Purchase Agreement between Spartan Stores,
                    Inc. and Teachers Insurance and Annuity
                    Association of America, Nationwide Life
                    Insurance Company and West Coast Life Insurance
                    Company.
     4.6<F*>        Note Agreement between Spartan Stores, Inc. and
                    The Ohio National Life Insurance Company and
                    United of Omaha Life Insurance Company.
     4.7<F*>        Note Agreement between Spartan Stores, Inc. and
                    Massachusetts Mutual Life Insurance Company, The
                    Franklin Life Insurance Company and The Columbus
                    Mutual Life Insurance Company.
     4.8<F*>        Form of Spartan Stores, Inc. Class A Common Stock
                    Certificate.

     EXHIBIT
     NUMBER                   DOCUMENT
     -------                  --------

     4.9            Note Agreement between Spartan Stores, Inc.
                    and United of Omaha Life Insurance Company,
                    United World Life Insurance Company,
                    Companion Life Insurance Company, Principal
                    Mutual Life Insurance Company and Nippon Life Insurance Company, dated as of January 15,
                    1993. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 27, 1993. Here incorporated by reference.
     4.10 First Amendment to Note Purchase Agreement between Spartan Stores, Inc. and Teachers Insurance and Annuity Association of America, Nationwide Life Insurance Company and West
                    Coast Life Insurance Company, dated as of
                    March 29, 1996.  Previously filed as an
                    exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 30, 1996. Here incorporated by reference.
     4.11 First Amendment and Waiver to Note Agreements between Spartan Stores, Inc. and Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America, United of Omaha Life Insurance Company, Companion Life
                    Insurance Company and United World Life
                    Insurance Company, dated as of June 20, 1996. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 30, 1996. Here incorporated by reference.
     4.12           Credit Agreement among Spartan Stores,
                    Inc., Michigan National Bank, and
                    Michigan National Bank and Old Kent
                    Bank, NBD Bank, Harris Trust and Savings
                    Bank and National City Bank of Columbus, dated December 23, 1996. Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 4, 1997. Here incorporated by reference.
     10.1<F*> Note Purchase Agreement--Included as Exhibit 4.5 and incorporated herein by reference.
     10.2<F*> Note Agreement--Included as Exhibit 4.6 and incorporated herein by reference.

     EXHIBIT
     NUMBER                   DOCUMENT
     -------                  --------

     10.3<F*>       Note Agreement--Included as Exhibit 4.7 and
                    incorporated herein by reference.
     10.4<F*>       Warehouse Lease Agreement, dated October 6, 1988,
                    between Warehouse Systems Co. and Spartan Stores,
                    Inc.
     10.5<F*>       Warehouse Lease Agreement, dated October 14, 1975,
                    between Connecticut Mutual Life Insurance Company
                    and Spartan Stores, Inc.
     10.6<F*>       Warehouse Lease Agreement, dated November 11,
                    1988, between Norman J. Leven and L & L/Jiroch
                    Distributing Company
     10.7<F*>       Computer Lease Agreement, dated May 30, 1989,
                    between Atlantic Computer Systems, Inc. and
                    Spartan Stores, Inc.
     10.8<F*>       Equipment Lease Agreement, dated March 3, 1988,
                    between PHH Financial Services, Inc. and Spartan
                    Stores, Inc.
     10.9<F**>      Employment Agreement, dated June 1, 1987, between
                    Spartan Stores, Inc. and Patrick M. Quinn.
                    Previously filed as an exhibit to the Registrant's
                    Form S-1 Registration Statement filed July 18,
                    1991.  Here incorporated by reference.
     10.10<F**>     Spartan Stores, Inc. 1991 Stock Bonus
                    Plan.
     10.11<F**>     Spartan Stores, Inc. 1991 Stock Option
                    Plan as amended.  Previously filed as an
                    exhibit to the Registrant's Form S-1
                    Registration Statement filed July 23,
                    1993.  Here incorporated by reference.
     10.12<F**>     Spartan Stores, Inc. 1991 Associate
                    Stock Purchase Plan.
     10.13<F**>     Spartan Stores, Inc. Supplemental
                    Executive Retirement Plan.
     10.14          Note Agreement--Included as Exhibit 4.9.
                    Previously filed as an exhibit to the
                    Registrant's Annual Report on Form 10-K for the fiscal year ended March 27, 1993. Here incorporated by reference.

     EXHIBIT
     NUMBER                   DOCUMENT
     -------                  --------

     10.15          Warehouse Lease Agreement, dated
                    November 8, 1993, between Walker Realty
                    Co. and J.F. Walker Company, Inc.
                    Previously filed as an exhibit to the
                    Registrant's Post-Effective Amendment
                    No. 1 to the Registration Statement on
                    Form S-1 filed March 16, 1994.  Here
                    incorporated by reference.
     10.16          First Amendment to Note Purchase
                    Agreement--Included as Exhibit 4.10 and
                    incorporated herein by reference.
     10.17          First Amendment and Waiver to Note
                    Agreements--Included as Exhibit 4.11 and
                    incorporated herein by reference.
     10.18<F**>     Employment Agreement, dated August 14,
                    1996, between Spartan Stores, Inc. and
                    James B. Meyer.
     21             Subsidiaries of Registrant.  Previously filed
                    as an exhibit to the Registrant's Post-
                    Effective Amendment No. 1 to the Registration
                    Statement on Form S-1 filed March 16, 1994.
                    Here incorporated by reference.
     23             Consent and Report on Schedule of Deloitte and
                    Touche LLP.
     24             Powers of Attorney.
     27             Financial Data Schedule.

_________________________

 <F*>    Previously filed as an exhibit to the Registrant's Form S-1
         Registration Statement filed July 18, 1991. Here incorporated by reference.

 <F**>   These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.