Form 10-Q
period 1997-06-21
SPARTAN STORES INC
filed 1997-08-05
CIK 877422

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 21, 1997

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

                           Yes __X__    No _____

As of July 19, 1997, the issuer had 11,934,310 outstanding shares of
Class A Common Stock, $2 par value.
                           _____________________
===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   SPARTAN STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS

                                                  FIRST QUARTER (12 WEEKS) ENDED
                                               ----------------------------------
                                                  JUNE 21,              JUNE 22,
                                                   1997                  1996
                                                (UNAUDITED)           (UNAUDITED)
                                               ------------          ------------
NET SALES                                      $565,738,939          $573,946,598

COSTS AND EXPENSES
 Cost of sales                                  509,132,523           518,315,281
 Operating and administrative                    51,695,060            51,311,062
 Interest expense                                 2,306,499             2,264,839
 Interest income                                   (746,842)             (924,774)
 Gain on sale of property and equipment            (941,690)           (1,175,071)
                                               ------------          ------------

 TOTAL COSTS AND EXPENSES                       561,445,550           569,791,337
                                               ------------          ------------

EARNINGS BEFORE TAXES ON INCOME                   4,293,389             4,155,261

TAXES ON INCOME                                   1,487,000             1,397,000
                                               ------------          ------------

NET EARNINGS                                   $  2,806,389          $  2,758,261
                                               ============          ============

NET EARNINGS PER CLASS A SHARE                 $        .23          $        .22

WEIGHTED AVERAGE NUMBER OF CLASS A
 SHARES OUTSTANDING                              12,049,080            12,361,470

DIVIDENDS DECLARED PER CLASS A SHARE           $      .0125          $      .0125

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                           JUNE 21,
                                                            1997                 MARCH 29,
                                                         (UNAUDITED)               1997
                                                         ------------          ------------
ASSETS
------
CURRENT ASSETS
 Cash and cash equivalents                               $ 31,034,830          $ 34,198,752
 Marketable securities                                     16,665,786            17,605,880
 Accounts receivable                                       66,315,862            67,045,013
 Refundable taxes on income                                 4,573,014             6,026,221
 Inventories                                               76,179,759            85,209,192
 Prepaid expenses                                           9,234,403             7,867,173
 Deferred taxes on income                                   5,658,000             5,751,000
                                                         ------------          ------------

   TOTAL CURRENT ASSETS                                   209,661,654           223,703,231

OTHER ASSETS                                                7,305,792             6,918,350

PROPERTY AND EQUIPMENT                                    311,300,493           308,996,573
 Less accumulated depreciation and amortization           138,292,807           135,988,572
                                                         ------------          ------------

   NET PROPERTY AND EQUIPMENT                             173,007,686           173,008,001
                                                         ------------          ------------

TOTAL ASSETS                                             $389,975,132          $403,629,582
                                                         ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
 Notes payable                                           $ 25,000,000          $ 33,500,000
 Accounts payable                                          89,885,998            78,130,484
 Insurance reserves                                        17,489,168            17,172,342
 Current maturities of long-term debt                       5,844,652             6,598,927
 Current obligations under capital leases                     607,275               593,078
 Other current liabilities                                 19,639,371            27,035,106
                                                         ------------          ------------

   TOTAL CURRENT LIABILITIES                              158,466,464           163,029,937



DEFERRED GAIN ON SALE OF PROPERTY AND EQUIPMENT               418,017               213,198
DEFERRED TAXES ON INCOME                                    2,807,000             2,807,000
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                 4,545,483             4,545,483
LONG-TERM DEBT                                            111,946,756           124,010,394
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                  1,614,935             1,765,996

SHAREHOLDERS' EQUITY
 Class A common stock, voting, par value
   $2 per share                                            24,115,840            24,065,700
 Additional paid-in capital                                18,767,927            18,406,969
 Retained earnings                                         67,292,710            64,784,905
                                                         ------------          ------------

   TOTAL SHAREHOLDERS' EQUITY                             110,176,477           107,257,574
                                                         ------------          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $389,975,132          $403,629,582
                                                         ============          ============

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FIRST QUARTER (12 WEEKS) ENDED
                                                                ---------------------------------------
                                                                  JUNE 21,                   JUNE 22,
                                                                   1997                       1996
                                                                (UNAUDITED)                (UNAUDITED)
                                                                ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                                   $  2,806,389               $  2,758,261
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                   4,814,904                  4,421,245
   Deferred taxes on income                                           93,000                     (1,000)
   Gain on sale of property and equipment                           (941,690)                (1,175,071)
   Change in assets and liabilities:
     Marketable securities                                           940,094                    (10,896)
     Accounts receivable                                             729,151                 (5,746,614)
     Refundable taxes on income                                    1,453,207                  4,097,299
     Inventories                                                   9,029,433                  4,144,995
     Prepaid expenses                                             (1,367,230)                  (370,736)
     Accounts payable                                             11,755,514                 12,366,509
     Rebates due to customers                                     (2,234,280)                    29,393
     Accrued payroll and benefits                                 (1,834,732)                  (762,308)
     Insurance reserves                                              316,826                   (198,977)
     Other accrued expenses                                       (3,326,723)                (6,899,554)
                                                                ------------               ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         22,233,863                 12,652,546

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                              (7,169,534)               (14,244,828)
 Proceeds from the sale of property and equipment                  3,377,589                  4,482,437
 Other                                                              (263,578)                    (3,653)
                                                                ------------               ------------
NET CASH USED IN INVESTING ACTIVITIES                             (4,055,523)                (9,766,044)











CASH FLOWS FROM FINANCING ACTIVITIES
 Changes in notes payable                                         (8,500,000)                (3,671,006)
 Proceeds from long-term borrowings                                3,625,000                 11,551,200
 Repayment of long-term debt                                     (16,442,912)               (22,547,426)
 Reduction of obligations under capital leases                      (136,864)                  (137,441)
 Proceeds from sale of common stock                                  721,665                    511,600
 Common stock purchased                                             (458,430)                (1,795,400)
 Dividends paid                                                     (150,721)                  (154,147)
                                                                ------------               ------------
NET CASH USED IN FINANCING ACTIVITIES                            (21,342,262)               (16,242,620)
                                                                ------------               ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (3,163,922)               (13,356,118)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    34,198,752                 39,796,018
                                                                ------------               ------------

CASH AND CASH EQUIVALENTS AT END OF FIRST QUARTER               $ 31,034,830               $ 26,439,900
                                                                ============               ============

                   SPARTAN STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    CLASS A           ADDITIONAL
                                                    COMMON             PAID-IN              RETAINED
                                                    STOCK              CAPITAL              EARNINGS
                                                 -----------          -----------          -----------
BALANCE - MARCH 30, 1996                         $24,920,960          $19,622,472          $58,043,279

CLASS A COMMON STOCK TRANSACTIONS

  801,410 shares purchased                        (1,602,820)          (4,367,053)          (2,355,162)

  373,780 shares issued                              747,560            3,151,550

NET EARNINGS                                                                                 9,702,725

CASH DIVIDENDS - $.05 PER SHARE                                                               (605,937)
                                                 -----------          -----------          -----------
BALANCE - MARCH 29, 1997                          24,065,700           18,406,969           64,784,905

CLASS A COMMON STOCK TRANSACTIONS

  43,660 shares purchased                            (87,320)            (223,247)            (147,863)

  68,730 shares issued                               137,460              584,205

NET EARNINGS                                                                                 2,806,389

CASH DIVIDENDS - $.0125 PER SHARE                                                             (150,721)
                                                 -----------          -----------          -----------
BALANCE - JUNE 21, 1997                          $24,115,840          $18,767,927          $67,292,710
                                                 ===========          ===========          ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

The 1997 annual report contains a summary of significant accounting policies in the notes to consolidated financial statements. The Company follows the same accounting policies in the preparation of interim financial statements.

ACCOUNTS RECEIVABLE

Accounts receivable include the current portion of notes receivable and are shown net of allowances for credit losses of $2,730,000 and $3,160,000 at June 21, 1997 and March 29, 1997, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market using the LIFO (last-in, first-out) method. If replacement cost had been used, inventories would have been $45,200,000 and $45,000,000 higher at June 21, 1997 and March 29, 1997, respectively.

ACCOUNTS PAYABLE

Accounts payable include $17,042,000 and $15,523,000 at June 21, 1997 and March 29, 1997, respectively, representing checks which have been issued and have not cleared the Company's controlled disbursing bank accounts.

SHAREHOLDERS' EQUITY

On May 28, 1997, the Board of Directors approved an amendment to the Restated Articles of Incorporation to increase the authorized capital stock to 20,000,000 shares of Class A common stock and 5,000,000 shares of Class B common stock and authorized a ten-for-one stock split for shareholders of record on May 31, 1997. The stock split was subject to approval of the amendment by the Company's shareholders. The amendment was approved by the shareholders and became effective on July 15, 1997. Accordingly, share and per share amounts have been restated throughout the consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications relating to service revenues and pass-through billings have been made to the prior year's financial statements to conform to the first quarter of fiscal 1998 presentation. Previously, service revenues were netted against the related costs and pass-through billings were recorded as sales and cost of sales. These reclassifications did not affect net earnings as previously reported.

STATEMENT OF REGISTRANT

The data presented herein is unaudited, but in the opinion of management includes all adjustments (which consist solely of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at June 21, 1997 and the results of their operations and the changes in cash flows for the periods ended June 21, 1997 and June 22, 1996. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

CONTINGENCIES

On August 21, 1996, the Attorney General for the State of Michigan filed an action in Michigan circuit court against the leading cigarette manufacturers operating in the United States, twelve wholesalers and distributors of tobacco products in Michigan (including three Company subsidiaries) and others seeking certain injunctive relief, the reimbursement of $4 billion in Medicaid and other expenditures incurred or to be incurred by the State of Michigan to treat diseases allegedly caused by cigarette smoking and punitive damages of $10 billion. Subsequently to the end of fiscal year 1997, two separate actions have been filed in the state courts in Tennessee on behalf of the individual plaintiffs and as a class action in one case and on behalf of the State of Tennessee and its taxpayers in the other case, and ten separate actions have been filed by individual plaintiffs in state courts in Pennsylvania, against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including a subsidiary of the Company. In these separate cases, the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. The Company believes that its subsidiaries have valid defenses to these legal actions. These actions will be vigorously defended. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify the Company's subsidiaries from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                               FIRST QUARTER (12 WEEKS) ENDED
                                               ------------------------------
                                                  JUNE 21,        JUNE 22,
                                                   1997            1996
                                                (UNAUDITED)     (UNAUDITED)
                                               -------------   --------------
Net sales                                          100.0%          100.0%
Gross profit                                        10.0             9.7
Less:
 Operating and administrative expenses               9.1             8.9
 Interest expense                                     .4              .4
 Interest income                                     (.1)            (.1)
 Gain on sale of property and equipment              (.2)            (.2)
                                                   -----           -----
Total                                                9.2             9.0
                                                   -----           -----
Earnings before income taxes                          .8              .7
Taxes on income                                       .3              .2
                                                   -----           -----
Net earnings                                          .5%             .5%
                                                   =====           =====

NET SALES

Net sales decreased $8.2 million or 1.4% for the first quarter of fiscal 1998 compared to the same period last year. The sales decrease occurred primarily in the Distribution segment as a result of the loss of a major customer of J.F. Walker Company, Inc. and continued competitive pressures, principally relating to prices of cigarette products. Insurance segment sales for the first quarter of fiscal 1998 were approximately the same as the comparable quarter last year. Real Estate and Finance segment revenues increased 17% to $3.0 million, due primarily to an increase in property rentals.

GROSS PROFIT

Gross profit as a percentage of net sales increased to 10.0% for the first quarter of fiscal 1998 compared to 9.7% for the same period last year. The improvement in gross profit during the first quarter of fiscal 1998 was due primarily to an increase in service fee income for certain services performed in the Company's Distribution segment.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percentage of net sales were 9.1% in the first quarter of fiscal 1998 compared to 8.9% in the first quarter of fiscal 1997. The increase in operating and administrative expenses in the first quarter of fiscal 1998 was due primarily to costs incurred by the Company to upgrade its software to be compliant with the year 2000. The Company has budgeted approximately $6.0 million over the next two fiscal years to upgrade its software to accommodate the years beginning with 2000.

INTEREST EXPENSE AND INCOME

Interest expense for both the first quarter of fiscal 1998 and 1997 was $2.3 million. Interest income decreased approximately $.2 million during the first quarter of fiscal 1998 compared to the same period last year. The reduction in interest income was due primarily to a $2.0 million decrease in notes receivable. In addition, accounts receivable decreased approximately $7.9 million due to a more aggressive enforcement of the Company's credit policy, which resulted in a decrease in finance fees earned on past due accounts.

GAIN ON SALE OF PROPERTY AND EQUIPMENT

The gain on sale of property and equipment of $.9 million in the first quarter of fiscal 1998 was due primarily to the sale of a retail property. The gain of $1.2 million reported for the first quarter of fiscal 1997 was due primarily to the sale of the distribution facility of Capistar, Inc. ("Capistar"), a former subsidiary of the Company.

NET EARNINGS

Net earnings increased 1.7% over the comparable quarter last year. Net earnings in the Distribution segment were $1.5 million for the first quarter of fiscal 1998 compared to $1.9 million for the same period last year. The decrease in net earnings in the Distribution segment for the first quarter of fiscal 1998 was due primarily to the gain realized on the sale of the Capistar facility in the first quarter of fiscal 1997. Net earnings in the Insurance segment for the first quarter of fiscal 1998 were $.4 million, which were approximately the same as last fiscal year. Net earnings in the Real Estate and Finance segment were $.9 million for the first quarter of fiscal 1998 compared to $.4 million for the same period last year. The improvement in net earnings in the Real Estate and Finance segment for the first quarter of fiscal 1998 was due primarily to the gain on the sale of a retail facility.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities, one of the Company's primary sources of liquidity, was $22.2 and $12.7 million for the first quarter of fiscal 1998 and 1997, respectively. The improvement in net cash provided by operating activities for the first quarter of fiscal 1998 compared to the same period last year was due primarily to a reduction of accounts receivable and inventories. Cash provided by operating activities during the first quarter of fiscal 1998 was used primarily to repay long-term debt in the amount of $16.4 million.

Net cash used in investing activities, primarily purchases of property and equipment, was $4.1 million for the first quarter of fiscal 1998 compared to $9.8 million for the comparable quarter last year. The reduction of cash used in investing activities during the first quarter of fiscal 1998 compared to the same period last year was due primarily to lower levels of capital expenditures of BASE (Business Automation Support Environment) projects. Management expects that fiscal 1998 capital expenditures will be approximately $25 million.

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

ITEM 2.   CHANGES IN SECURITIES

          For a discussion of an amendment to the Company's Restated Articles of Incorporation, reference is made to Part II, Item 5, of this report, which is incorporated herein by reference.

ITEM 5.   OTHER INFORMATION

          On May 28, 1997, the Board of Directors declared a ten-for-one stock split pursuant to a share dividend payable to shareholders of record on May 31, 1997, subject to the shareholders approving a proposed increase in the authorized shares of common stock of the Company at the Annual Meeting of Shareholders on July 15, 1997.

          At the Annual Meeting, the shareholders approved an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of Class A common stock from 2,000,000 shares to 20,000,000 shares and the number of authorized shares of Class B common stock from 500,000 shares to 5,000,000 shares. The amendment also decreased the par value per share of Class A common stock from $20 per share to $2 per share. The amendment was approved by 905,901 shares voting for, 1,916 shares voting against, and 8,499 shares abstaining from vote on the proposed amendment. The amendment became effective on July 15, 1997.

          At the Annual Meeting, the shareholders also elected Glen A. Catt, Parker T. Feldpausch, Dorothy A. Johnson and James B. Meyer as directors of the Company, for terms expiring in 2000. The votes for and withheld with respect to each director were as follows:

                                                VOTES FOR    VOTES WITHHELD
                                                ---------    --------------
               Glen A. Catt                      915,833          483
               Parker T. Feldpausch              915,833          483
               Dorothy A. Johnson                915,833          483
               James B. Meyer                    915,833          483

          The directors whose terms continued after the meeting are as follows: Roger L. Boyd, James G. Buick, John S. Carton, Ronald A. DeYoung, Martin P. Hill, Donald J. Koop, Dan R. Prevo, and Russell H. VanGilder, Jr.

          The Company consummated the ten-for-one stock split pursuant to a share dividend paid on July 15, 1997, to shareholders of record on May 31, 1997.

          Mr. Patrick M. Quinn retired from the Company on July 15, 1997. Mr. Quinn served as a director and as Chief Executive Officer of the Company from 1985 until his retirement and as President of the Company from 1985 to 1996. Effective July 15, 1997, the Board of Directors appointed James B. Meyer, formerly President and Chief Operating Officer, as the Company's President and Chief Executive Officer.

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


Date: August 5, 1997               SPARTAN STORES, INC.
                                   (Registrant)


                                   By /S/CHARLES B. FOSNAUGH
                                      Charles B. Fosnaugh
                                      Senior Vice President Business
                                        Development and Finance
                                      (Principal Financial Officer
                                        and duly authorized signatory for
                                        Registrant)

                               EXHIBIT INDEX


EXHIBIT NUMBER                    DOCUMENT
--------------                    --------

      27                   Financial Data Schedule