Form 10-Q
period 1997-09-13
SPARTAN STORES INC
filed 1997-10-28
CIK 877422

=============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 13, 1997

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

                             Yes __X__    No   _____

As of October 11, 1997, the issuer had 11,733,670 outstanding shares of Class A Common Stock, $2 par value.
                           _____________________

=============================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                                 SECOND QUARTER (12 WEEKS) ENDED
                                                ---------------------------------
                                                SEPTEMBER 13,       SEPTEMBER 14,
                                                    1997                1996
                                                (UNAUDITED)          (UNAUDITED)
                                                ------------        ------------
NET SALES                                      $ 587,639,552       $ 583,909,652

COSTS AND EXPENSES
     Cost of sales                               528,917,683         527,681,893
     Operating and administrative                 53,585,954          51,800,240
     Interest expense                              2,439,349           2,032,691
     Interest income                                (670,780)           (869,342)
     Gain on sale of property and equipment       (1,158,638)           (696,307)
                                               -------------       -------------
     TOTAL COSTS AND EXPENSES                    583,113,568         579,949,175
                                               -------------       -------------
EARNINGS BEFORE TAXES ON INCOME                    4,525,984           3,960,477

TAXES ON INCOME                                    1,688,000           1,432,000
                                               -------------       -------------
NET EARNINGS                                   $   2,837,984       $   2,528,477
                                               =============       =============

NET EARNINGS PER CLASS A SHARE                 $         .24       $         .21

WEIGHTED AVERAGE NUMBER OF CLASS A
     SHARES OUTSTANDING                           11,856,374          12,224,160

DIVIDENDS DECLARED PER CLASS A SHARE           $       .0125       $       .0125

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                                TWO QUARTERS (24 WEEKS) ENDED
                                              ---------------------------------
                                              SEPTEMBER 13,       SEPTEMBER 14,
                                                  1997                1996
                                               (UNAUDITED)         (UNAUDITED)
                                              ------------        -------------
NET SALES                                     $1,153,378,491      $1,157,856,250

COSTS AND EXPENSES
     Cost of sales                             1,038,050,206       1,045,997,174
     Operating and administrative                105,281,014         103,111,302
     Interest expense                              4,745,848           4,297,530
     Interest income                              (1,417,622)         (1,794,116)
     Gain on sale of property and equipment       (2,100,328)         (1,871,378)
                                              --------------      --------------
     TOTAL COSTS AND EXPENSES                  1,144,559,118       1,149,740,512
                                              --------------      --------------
EARNINGS BEFORE TAXES ON INCOME                    8,819,373           8,115,738

TAXES ON INCOME                                    3,175,000           2,829,000
                                              --------------      --------------
NET EARNINGS                                  $    5,644,373      $    5,286,738
                                              ==============      ==============

NET EARNINGS PER CLASS A SHARE                $          .47      $         .43

WEIGHTED AVERAGE NUMBER OF CLASS A
     SHARES OUTSTANDING                           11,952,729         12,292,810

DIVIDENDS DECLARED PER CLASS A SHARE          $         .025      $        .025

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   SEPTEMBER 13,
                                                       1997            MARCH 29,
                                                    (UNAUDITED)          1997
                                                   -------------       ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $ 35,103,233     $ 34,198,752
  Marketable securities                               15,085,616       17,605,880
  Accounts receivable                                 71,452,602       67,045,013
  Refundable taxes on income                             372,539        6,026,221
  Inventories                                         97,523,570       85,209,192
  Prepaid expenses                                     8,903,055        7,867,173
  Deferred taxes on income                             5,585,000        5,751,000
                                                    ------------     ------------
    TOTAL CURRENT ASSETS                             234,025,615      223,703,231

OTHER ASSETS                                           7,283,044        6,918,350

PROPERTY AND EQUIPMENT                               313,974,866      308,996,573
  Less accumulated depreciation and amortization     142,527,990      135,988,572
                                                    ------------     ------------
    NET PROPERTY AND EQUIPMENT                       171,446,876      173,008,001
                                                    ------------     ------------
TOTAL ASSETS                                        $412,755,535     $403,629,582
                                                    ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                     $ 24,500,000     $ 33,500,000
  Accounts payable                                    95,117,672       78,130,484
  Insurance reserves                                  18,088,495       17,172,342
  Current maturities of long-term debt                 5,849,911        6,598,927
  Current obligations under capital leases               621,472          593,078
  Other current liabilities                           21,488,747       27,035,106
                                                    ------------     ------------
    TOTAL CURRENT LIABILITIES                        165,666,297      163,029,937

DEFERRED GAIN ON SALE OF PROPERTY AND EQUIPMENT          387,133          213,198
DEFERRED TAXES ON INCOME                               2,807,000        2,807,000
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS            4,545,483        4,545,483
LONG-TERM DEBT                                       127,784,550      124,010,394
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES             1,463,874        1,765,996



SHAREHOLDERS' EQUITY
  Class A common stock, voting, par value
    $2 per share                                      23,633,086       24,065,700
  Additional paid-in capital                          17,627,238       18,406,969
  Retained earnings                                   68,840,874       64,784,905
                                                    ------------     ------------
    TOTAL SHAREHOLDERS' EQUITY                       110,101,198      107,257,574
                                                    ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $412,755,535     $403,629,582
                                                    ============     ============

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         TWO QUARTERS (24 WEEKS) ENDED
                                                         -----------------------------
                                                       SEPTEMBER 13,       SEPTEMBER 14,
                                                           1997                1996
                                                        (UNAUDITED)         (UNAUDITED)
                                                       -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                         $   5,644,373      $   5,286,738
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                         9,821,727           8,976,712
    Deferred taxes on income                                166,000              66,000
    Gain on sale of property and equipment               (2,100,328)         (1,871,378)
    Change in assets and liabilities:
      Marketable securities                               2,520,264             380,573
      Accounts receivable                                (4,407,589)         (5,299,133)
      Refundable taxes on income                          5,653,682           6,436,296
      Inventories                                       (12,314,378)         (5,394,099)
      Prepaid expenses                                   (1,035,882)           (989,062)
      Accounts payable                                   16,987,188          19,471,131
      Rebates due to customers                           (2,303,596)            930,167
      Accrued payroll and benefits                       (2,159,513)         (1,204,863)
      Insurance reserves                                    916,153            (656,763)
      Other accrued expenses                             (1,083,250)           (493,430)
                                                       ------------        ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                16,304,851          25,638,889

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                   (15,226,451)        (24,839,898)
  Proceeds from the sale of property and equipment        9,147,629           6,235,809
  Other                                                    (310,213)           (385,067)
                                                       ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES                    (6,389,035)        (18,989,156)

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in notes payable                               (9,000,000)         (5,000,000)
  Proceeds from long-term borrowings                     18,649,130          19,786,698
  Repayment of long-term debt                           (15,623,988)        (23,636,169)
  Reduction of obligations under capital leases            (273,728)           (274,882)
  Proceeds from sale of common stock                      1,661,848           1,614,625
  Common stock purchased                                 (4,126,173)         (5,157,605)
  Dividends paid                                           (298,424)           (305,603)
                                                       ------------        ------------


NET CASH USED IN FINANCING ACTIVITIES                    (9,011,335)        (12,972,936)
                                                       ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        904,481          (6,323,203)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           34,198,752          39,796,018
                                                       ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF SECOND QUARTER     $ 35,103,233        $ 33,472,815
                                                       ============        ============

                   SPARTAN STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        CLASS A        ADDITIONAL
                                        COMMON          PAID-IN             RETAINED
                                         STOCK          CAPITAL             EARNINGS
                                        -------        ----------           --------
BALANCE - MARCH 30, 1996              $ 24,920,960    $  19,622,472     $  58,043,279

CLASS A COMMON STOCK TRANSACTIONS

     801,410 shares purchased           (1,602,820)      (4,367,053)       (2,355,162)

     373,780 shares issued                 747,560        3,151,550

NET EARNINGS                                                                9,702,725

CASH DIVIDENDS - $.05 PER SHARE                                              (605,937)
                                      ------------    -------------     -------------
BALANCE - MARCH 29, 1997                24,065,700       18,406,969        64,784,905

CLASS A COMMON STOCK TRANSACTIONS

     368,239 shares purchased             (736,478)      (2,137,715)       (1,289,980)

     151,932 shares issued                 303,864        1,357,984

NET EARNINGS                                                                5,644,373

CASH DIVIDENDS - $.025 PER SHARE                                             (298,424)
                                      ------------    -------------     -------------
BALANCE - SEPTEMBER 13, 1997          $ 23,633,086    $  17,627,238     $  68,840,874
                                      ============    =============     =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

The 1997 annual report contains a summary of significant accounting policies in the notes to consolidated financial statements. The Company follows the same accounting policies in the preparation of interim financial statements.

ACCOUNTS RECEIVABLE

Accounts receivable include the current portion of notes receivable and are shown net of allowances for credit losses of $3,031,000 and $3,160,000 at September 13, 1997 and March 29, 1997, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market using the LIFO (last-in, first-out) method. If replacement cost had been used, inventories would have been $46,667,000 and $44,986,000 higher at September 13, 1997 and March 29, 1997, respectively.

ACCOUNTS PAYABLE

Accounts payable include $18,143,000 and $15,523,000 at September 13, 1997 and March 29, 1997, respectively, representing checks which have been issued and have not cleared the Company's controlled disbursing bank accounts.

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

RECLASSIFICATIONS

Certain reclassifications relating to service revenues and pass-through billings have been made to the prior year's financial statements to conform to the second quarter and first twenty-four weeks of fiscal 1998 presentation. Previously, service revenues were netted against the related costs and pass-through billings were recorded as sales and cost of sales. These reclassifications did not affect net earnings as previously reported.

STATEMENT OF REGISTRANT

The data presented herein is unaudited, but in the opinion of management includes all adjustments (which consist solely of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 13, 1997 and the results of their operations and the changes in cash flows for the periods ended September 13, 1997 and September 14, 1996. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

CONTINGENCIES

On August 21, 1996, the Attorney General for the State of Michigan filed an action in Michigan circuit court against the leading cigarette manufacturers operating in the United States, twelve wholesalers and distributors of tobacco products in Michigan (including three Company subsidiaries) and others seeking certain injunctive relief, the reimbursement of $4 billion in Medicaid and other expenditures incurred or to be incurred by the State of Michigan to treat diseases allegedly caused by cigarette smoking and punitive damages of $10 billion. Subsequent to the end of fiscal year 1997, two separate actions have been filed in the state courts in Tennessee on behalf of the individual plaintiffs and as a class action in one case and on behalf of the State of Tennessee and its taxpayers in the other case, and twelve separate actions have been filed by individual plaintiffs in state courts in Pennsylvania, against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including a subsidiary of the Company. In these separate cases, the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. The Company believes that its subsidiaries have valid defenses to these legal actions. These actions will be vigorously defended. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify the Company's subsidiaries from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                     SECOND QUARTER (12 WEEKS) ENDED TWO QUARTERS (24 WEEKS) ENDED
                                     ------------------------------- -----------------------------
                                        SEPTEMBER 13,  SEPTEMBER 14,  SEPTEMBER 13, SEPTEMBER 14,
                                             1997          1996           1997         1996
                                         (UNAUDITED)   (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
                                        ------------   ------------   ------------  -------------
Net sales                                   100.0%        100.0%         100.0%       100.0%
Gross profit                                 10.0           9.7           10.0          9.7
Less:
  Operating and administrative expenses       9.1           8.9            9.1          8.9
  Interest expense                             .4            .4             .4           .4
  Interest income                             (.1)          (.2)           (.1)         (.1)
  Gain on sale of property and equipment      (.2)          (.1)           (.2)         (.2)
                                            -----         -----          -----        -----
Total                                         9.2           9.0            9.2          9.0
                                            -----         -----          -----        -----
Earnings before income taxes                   .8            .7             .8           .7
Taxes on income                                .3            .3             .3           .2
                                            -----         -----          -----        -----
Net earnings                                   .5%           .4%            .5%          .5%
                                            =====         =====          =====        =====

NET SALES

Net sales for the second quarter and first twenty-four weeks of fiscal 1998 were approximately equal to the same periods the prior year. Sales in the Distribution segment decreased as a result of the loss of a major customer of J.F. Walker Company, Inc. and continued to be negatively impacted by highly competitive market conditions, primarily related to the prices of cigarette products. However, this reduction in sales volume was offset primarily by increased sales to pharmacies and service fees. Insurance segment and Real Estate and Finance segment sales for the second quarter and first twenty-four weeks of fiscal 1998 were similar to comparable periods last year.

GROSS PROFIT

Gross profit as a percentage of net sales increased to 10.0% for the second quarter and first twenty-four weeks of fiscal 1998 compared to 9.7% for the comparable periods last year. The improvement in gross profit for the second quarter and first twenty-four weeks of fiscal
1998 was due primarily to increases in promotional income and information technology service fees and hardware and software sales. The Company anticipates that gross profit will continue to be positively impacted by increases in service fee income and hardware and software sales during the third and fourth quarters of fiscal 1998.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percentage of net sales were 9.1% for both the second quarter and the first twenty-four weeks of fiscal 1998 compared to 8.9% for the comparable periods last year. The increase in operating and administrative expenses for the second quarter and the first twenty-four weeks of fiscal 1998 was due primarily to costs incurred by the Company to upgrade its software to be compliant with the year 2000. The Company has budgeted approximately $6.0 million over the next two fiscal years to upgrade its software to accommodate the years beginning with 2000.

INTEREST EXPENSE AND INCOME

Interest expense increased $.4 million for both the second quarter and the first twenty-four weeks of fiscal 1998 compared to the same periods last year. The increase in interest expense was due primarily to additional borrowings under the Company's bank credit agreement as a result of the development of retail properties and higher inventory levels. Interest income decreased approximately $.2 million for the second quarter and $.4 million for the first twenty-four weeks of fiscal 1998 compared to the same periods last year. The reduction in interest income was due primarily to a decrease in notes receivable. In addition, finance fees earned on past due accounts decreased as a result of a reduction in delinquent accounts.

GAIN ON SALE OF PROPERTY AND EQUIPMENT

The gain on sale of property and equipment of $2.1 million in the first twenty-four weeks of fiscal 1998 was due primarily to the sale of retail properties. The gain on sale of property and equipment of $1.9 million reported for the first twenty-four weeks of fiscal 1997 was due primarily to the sale of retail properties in both the first and second quarters and the sale of the distribution facility of Capistar, Inc. ("Capistar") during the first quarter.

NET EARNINGS

Net earnings increased approximately $.3 million and $.4 million over the comparable second quarter and first twenty-four week periods of fiscal 1997. Net earnings in the Distribution segment were $1.3 million in the second quarter and $2.9 million for the first twenty-four weeks of fiscal 1998 compared to $1.4 million and $3.2 million, respectively, for the same periods of fiscal 1997. The decrease in net earnings in the Distribution segment for the first twenty-four weeks of fiscal 1998 was due primarily to the reasons described above for the reduction of the Company's net sales and the non-recurring gain realized on the sale of the Capistar facility in the first quarter of fiscal 1997. Net earnings in the Insurance segment for the second quarter and the first twenty-four weeks of fiscal 1998 were $.4 million and $.8 million, respectively, which were equivalent to the corresponding periods last fiscal year. Net earnings in the Real Estate and Finance segment were $1.1 million for the second quarter and $2.0 million for the first twenty-four weeks of fiscal 1998 compared to $.6 million and $1.0 million, respectively, for the same periods last year. The improvement in net earnings in the Real Estate and Finance segment for both the second quarter and first twenty-four weeks of fiscal 1998 compared to the same periods last year was due primarily to an increase in the number of retail property sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operating activities and borrowings under a bank credit agreement. Net cash provided by operations was $16.3 million for the first twenty-four weeks of fiscal 1998 compared to $25.6 million for the same period last year. The decrease in cash provided by operations resulted primarily from an increase in cigarette inventories.

Net cash used in investing activities, primarily purchases of property and equipment, was $6.4 million for the first twenty-four weeks of fiscal 1998 compared to $19.0 million for the comparable period last year. The reduction of cash used in investing activities during the first twenty-four weeks of fiscal 1998 compared to the same period last year was due primarily to lower levels of capital expenditures of BASE (Business Automation Support Environment) projects. Management expects that fiscal 1998 capital expenditures will be approximately
$25 million.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          A discussion of an amendment to the Company's Restated Articles of Incorporation appears in Part II, Item 5, of the Company's Report on Form 10-Q for the period ended June 21, 1997 and is herein incorporated by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          A discussion of the results of voting at the Annual Meeting of Shareholders held on July 15, 1997 appears in Part II, Item 5 of the Company's Report on Form 10-Q for the period ended June 21, 1997 and is herein incorporated by reference.

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


Date: October 28, 1997                  SPARTAN STORES, INC.
                                        (Registrant)


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

     27            Financial Data Schedule