Form 10-Q
period 1998-01-03
SPARTAN STORES INC
filed 1998-02-17
CIK 877422

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 3, 1998.

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

                               Yes  X    No
                                   ---      ---

As of January 31, 1998, the issuer had 11,627,340 outstanding shares of Class A Common Stock, $2 par value.
                           _____________________
===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                                   THIRD QUARTER (16 WEEKS) ENDED
                                                  --------------------------------
                                                   JANUARY 3,          JANUARY 4,
                                                     1998                1997
                                                  (UNAUDITED)         (UNAUDITED)
                                                  ------------        ------------
NET SALES                                         $766,769,552        $755,133,697

COSTS AND EXPENSES
 Cost of sales                                     689,095,592         682,553,539
 Operating and administrative                       69,313,767          65,350,620
 Interest expense                                    3,617,766           3,070,718
 Interest income                                      (525,028)         (1,404,773)
 Gain on sale of property and equipment             (1,570,249)           (241,916)
                                                  ------------        ------------

 TOTAL COSTS AND EXPENSES                          759,931,848         749,328,188
                                                  ------------        ------------

EARNINGS BEFORE TAXES ON INCOME                      6,837,704           5,805,509

TAXES ON INCOME                                      2,437,000           2,071,000
                                                  ------------        ------------

NET EARNINGS                                      $  4,400,704        $  3,734,509
                                                  ============        ============


BASIC AND DILUTED EARNINGS PER CLASS A SHARE      $       0.38        $       0.31

WEIGHTED AVERAGE NUMBER OF CLASS A
 SHARES OUTSTANDING                                 11,697,780          12,079,295

DIVIDENDS DECLARED PER CLASS A SHARE              $     0.0125        $     0.0125

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                                  THREE QUARTERS (40 WEEKS) ENDED
                                                -----------------------------------
                                                  JANUARY 3,           JANUARY 4,
                                                    1998                 1997
                                                 (UNAUDITED)          (UNAUDITED)
                                                --------------       --------------
NET SALES                                       $1,920,148,043       $1,912,989,947

COSTS AND EXPENSES
 Cost of sales                                   1,727,145,798        1,728,550,713
 Operating and administrative                      174,594,781          167,961,922
 Interest expense                                    8,363,614            7,696,476
 Interest income                                    (1,942,650)          (3,527,117)
 Gain on sale of property and equipment             (3,670,577)          (1,613,294)
                                                --------------       --------------

 TOTAL COSTS AND EXPENSES                        1,904,490,966        1,899,068,700
                                                --------------       --------------

EARNINGS BEFORE TAXES ON INCOME                     15,657,077           13,921,247

TAXES ON INCOME                                      5,612,000            4,900,000
                                                --------------       --------------

NET EARNINGS                                    $   10,045,077       $    9,021,247
                                                ==============       ==============


BASIC AND DILUTED EARNINGS PER CLASS A SHARE    $         0.85       $         0.74

WEIGHTED AVERAGE NUMBER OF CLASS A
 SHARES OUTSTANDING                                 11,850,749           12,173,052

DIVIDENDS DECLARED PER CLASS A SHARE            $       0.0375       $       0.0375

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                           JANUARY 3,
                                                             1998               MARCH 29,
                                                          (UNAUDITED)             1997
                                                          ------------        ------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                $ 25,095,186        $ 34,198,752
 Marketable securities                                      22,161,331          17,605,880
 Accounts receivable                                        66,795,012          67,045,013
 Refundable taxes on income                                  2,718,442           6,026,221
 Inventories                                               104,860,881          85,209,192
 Prepaid expenses                                            7,243,385           7,867,173
 Deferred taxes on income                                    5,508,000           5,751,000
                                                          ------------        ------------

   TOTAL CURRENT ASSETS                                    234,382,237         223,703,231

OTHER ASSETS                                                 8,106,924           6,918,350

PROPERTY AND EQUIPMENT                                     312,298,880         308,996,573
 Less accumulated depreciation and amortization            145,493,439         135,988,572
                                                          ------------        ------------

   NET PROPERTY AND EQUIPMENT                              166,805,441         173,008,001
                                                          ------------        ------------

TOTAL ASSETS                                              $409,294,602        $403,629,582
                                                          ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                            $ 27,500,000        $ 33,500,000
 Accounts payable                                           75,546,264          78,130,484
 Insurance reserves                                         17,754,811          17,172,342
 Current maturities of long-term debt                        5,857,229           6,598,927
 Current obligations under capital leases                      640,403             593,078
 Other current liabilities                                  27,998,347          27,035,106
                                                          ------------        ------------

   TOTAL CURRENT LIABILITIES                               155,297,054         163,029,937




DEFERRED GAIN ON SALE OF PROPERTY AND EQUIPMENT                339,933             213,198
DEFERRED TAXES ON INCOME                                     2,807,000           2,807,000
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                  4,545,483           4,545,483
LONG-TERM DEBT                                             132,600,428         124,010,394
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                   1,262,456           1,765,996

SHAREHOLDERS' EQUITY
 Class A common stock, voting, par value
   $2 per share                                             23,294,316          24,065,700
 Additional paid-in capital                                 17,137,572          18,406,969
 Retained earnings                                          72,010,360          64,784,905
                                                          ------------        ------------

   TOTAL SHAREHOLDERS' EQUITY                              112,442,248         107,257,574
                                                          ------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $409,294,602        $403,629,582
                                                          ============        ============

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             THREE QUARTERS (40 WEEKS) ENDED
                                                             --------------------------------
                                                              JANUARY 3,          JANUARY 4,
                                                                1998                1997
                                                             (UNAUDITED)         (UNAUDITED)
                                                             ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                                $ 10,045,077        $  9,021,247
 Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                               16,429,657          15,126,745
   Deferred taxes on income                                       243,000             143,000
   Gain on sale of property and equipment                      (3,670,577)         (1,613,294)
   Change in assets and liabilities:
     Marketable securities                                     (4,555,451)            320,426
     Accounts receivable                                          250,001           4,330,617
     Refundable taxes on income                                 3,307,779           7,787,536
     Inventories                                              (19,651,689)         (9,047,064)
     Prepaid expenses                                             623,788          (2,207,954)
     Accounts payable                                          (2,584,220)          8,042,221
     Insurance reserves                                           582,469            (483,891)
     Other accrued expenses                                       963,241          (8,471,425)
                                                             ------------        ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,983,075          22,948,164

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                          (21,263,703)        (36,002,250)
 Proceeds from the sale of property and equipment              14,707,184           7,876,157
 Other                                                         (1,099,847)          1,620,299
                                                             ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES                          (7,656,366)        (26,505,794)

CASH FLOWS FROM FINANCING ACTIVITIES
 Changes in notes payable                                      (6,000,000)         15,000,000
 Proceeds from long-term borrowings                            28,684,569          26,907,660
 Repayment of long-term debt                                  (20,836,233)        (38,580,223)
 Reduction of obligations under capital leases                   (456,215)           (458,134)
 Proceeds from sale of common stock                             2,583,679           2,509,225
 Common stock purchased                                        (6,962,055)         (7,357,250)
 Dividends paid                                                  (444,020)           (455,531)
                                                             ------------        ------------
NET CASH USED IN FINANCING ACTIVITIES                          (3,430,275)         (2,434,253)
                                                             ------------        ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                      (9,103,566)         (5,991,883)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 34,198,752          39,796,018

                                                             ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF THIRD QUARTER            $ 25,095,186        $ 33,804,135
                                                             ============        ============

                   SPARTAN STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                CLASS A          ADDITIONAL
                                                COMMON             PAID-IN           RETAINED
                                                STOCK              CAPITAL           EARNINGS
                                              -----------        -----------        -----------
BALANCE - MARCH 30, 1996                      $24,920,960        $19,622,472        $58,043,279

CLASS A COMMON STOCK TRANSACTIONS

 801,410 shares purchased                      (1,602,820)        (4,367,053)        (2,355,162)

 373,780 shares issued                            747,560          3,151,550

NET EARNINGS                                                                          9,702,725

CASH DIVIDENDS - $.05 PER SHARE                                                        (605,937)
                                              -----------        -----------        -----------
BALANCE - MARCH 29, 1997                       24,065,700         18,406,969         64,784,905

CLASS A COMMON STOCK TRANSACTIONS

 619,202 shares purchased                      (1,238,404)        (3,386,056)        (2,375,602)

 233,510 shares issued                            467,020          2,116,659

NET EARNINGS                                                                         10,045,077

CASH DIVIDENDS - $.0375 PER SHARE                                                      (444,020)
                                              -----------        -----------        -----------
BALANCE - JANUARY 3, 1998                     $23,294,316        $17,137,572        $72,010,360
                                              ===========        ===========        ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

The 1997 annual report contains a summary of significant accounting policies in the notes to consolidated financial statements. The Company follows the same accounting policies in the preparation of interim financial statements.

ACCOUNTS RECEIVABLE

Accounts receivable include the current portion of notes receivable and are shown net of allowances for credit losses of $3,440,000 and $3,160,000 at January 3, 1998 and March 29, 1997, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market using the LIFO (last-in, first-out) method. If replacement cost had been used, inventories would have been $46,213,000 and $44,986,000 higher at January 3, 1998 and March 29, 1997, respectively.

ACCOUNTS PAYABLE

Accounts payable include approximately $16,000,000 and $15,523,000 at January 3, 1998 and March 29, 1997, respectively, representing checks which have been issued and have not cleared the Company's controlled disbursing bank accounts.

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

RECLASSIFICATIONS

Certain reclassifications relating to service revenues and pass-through billings have been made to the prior year's financial statements to conform to the third quarter and first forty weeks of fiscal 1998 presentation. Previously, service revenues were netted against the related costs and pass-through billings were recorded as sales and cost of sales. These reclassifications did not affect net earnings as previously reported.

STATEMENT OF REGISTRANT

The data presented herein is unaudited, but in the opinion of management includes all adjustments (which consist solely of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at January 3, 1998 and the results of their operations and the changes in cash flows for the periods ended January 3, 1998 and January 4, 1997. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

CONTINGENCIES

On December 12, 1997, the Company agreed to accept a mediation award to settle a lawsuit involving alleged racial harassment incidents that took place several years ago in one of the Company's warehouses. Under the mediation decision, the Company agreed to pay $1.3 million in damages, which has been accrued in its entirety at January 3, 1998.

On August 21, 1996, the Attorney General for the State of Michigan filed an action in Michigan circuit court against the leading cigarette manu-facturers operating in the United States, twelve wholesalers and distribu-tors of tobacco products in Michigan (including three Company subsidiaries) and others seeking certain injunctive relief, the reimbursement of $4 billion in Medicaid and other expenditures incurred or to be incurred by the State of Michigan to treat diseases allegedly caused by cigarette smoking and punitive damages of $10 billion. Subsequent to the end of fiscal year 1997, two separate actions have been filed in the state courts in Tennessee on behalf of the individual plaintiffs and as a class action in one case and on behalf of the State of Tennessee and its taxpayers in the other case, and sixteen separate actions have been filed by individual plaintiffs in state courts in Pennsylvania, against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including a subsidiary of the Company. In these separate cases, the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. The Company believes that its subsidiaries have valid defenses to these legal actions. These actions will be vigorously defended. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify the Company's subsidiaries from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                      THIRD QUARTER (16 WEEKS) ENDED  THREE QUARTERS (40 WEEKS) ENDED
                                      ------------------------------  -------------------------------
                                        JANUARY 3,       JANUARY 4,     JANUARY 3,        JANUARY 4,
                                          1998             1997           1998              1997
                                       (UNAUDITED)      (UNAUDITED)    (UNAUDITED)       (UNAUDITED)
                                      -------------    -------------  -------------     -------------
Net sales                                 100.0%           100.0%         100.0%            100.0%
Gross profit                               10.1              9.6           10.0               9.7
Less:
 Operating and administrative
   expenses                                 9.0              8.7            9.1               8.8
 Interest expense                            .5               .4             .4                .4
 Interest income                            (.1)             (.2)           (.1)              (.2)
 Gain on sale of property and
   equipment                                (.2)             (.1)           (.2)              (.1)
                                          -----            -----          -----             -----
Total                                       9.2              8.8            9.2               8.9
                                          -----            -----          -----             -----
Earnings before income taxes                 .9               .8             .8                .8
Taxes on income                              .3               .3             .3                .3
                                          -----            -----          -----             -----
Net earnings                                 .6%              .5%            .5%               .5%
                                          =====            =====          =====             =====

NET SALES

Net sales for the third quarter and first forty weeks of fiscal 1998 increased by approximately $11.6 million and $7.2 million, respectively, compared to the same periods in the prior year.

Sales in the Distribution segment for the third quarter and first forty weeks of fiscal 1998 increased by approximately $12.0 million and $8.0 million, respectively. Approximately $4.0 million of the increases resulted from the acquisition of a small convenience store distributor. Additional increases resulted from sales of pharmacy products, the rising prices of cigarettes and fees earned on services provided to retailers.

These increases were partially offset by declines in the sale of grocery and general merchandise products to grocery retailers.

In November 1997, one of the Company's subsidiaries acquired certain inventory, accounts receivable and customer lists of another convenience store distribution company resulting in increased sales volumes as noted earlier. This increase was offset partially by a reduction of volumes resulting from strong competition in food distribution from warehouse discount stores, supermarkets and pharmacies entering the Company's markets.

Sales in the grocery and general merchandise commodities have declined due to highly competitive market conditions, primarily in the Eastern Michigan region, as competitors' supermarkets continue to increase square footage. Additionally, some of the Company's customers have increased purchases of these types of products directly from manufacturers and have reduced existing shelf space due to the continued success of discount stores that are beginning to carry these products. Like unit sales of grocery and other related products to grocery retailers have declined by approximately 2% in both the third quarter and forty weeks ended January 3, 1998, when compared to the same periods in the prior year. This decline along with lost business was offset by new business. As a result, year to date sales to grocery retailers are comparable with those in the same periods of the prior year. Management anticipates that sales for the fourth quarter of fiscal 1998 will remain at the previous year's levels.

Sales in the Insurance segment for the third quarter and first forty weeks of fiscal 1998 have decreased approximately $.4 million and $.9 million, respectively. The decline reflects increased competitive pressures in the property and casualty insurance markets. While the Company has been successful in retaining existing accounts, it has reduced premiums and accepted lower commissions to accomplish the retention.

Sales in the Real Estate and Finance segment for the third quarter and first forty weeks of fiscal 1998 were similar to comparable periods in the prior year.

GROSS PROFIT

Gross profit as a percentage of net sales for the third quarter and first forty weeks of fiscal 1998 has increased to 10.1% and 10.0%, respectively, compared to 9.6% and 9.7%, respectively, for the comparable periods in the prior year. The improvement in gross profit for the third quarter and first forty weeks of fiscal 1998 was primarily attributable to increases in information technology service fees and hardware and software sales. Also, the Company has experienced gains associated with the sale of cigarette inventories purchased prior to recent price increases. The Company has been building cigarette inventories but anticipates that certain quantities will be reduced by the end of the fiscal year. Management expects gross profit to continue to be positively impacted by increases in service fee income and hardware and software sales during the fourth quarter of fiscal 1998.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percentage of net sales for the third quarter and the first forty weeks of fiscal 1998 were 9.0% and 9.1%, respectively, compared to 8.7% and 8.8%, respectively, for the comparable periods in the prior year.

Several factors contributed to the increases in operating and administrative expenses during fiscal 1998. The Company has incurred significant Information Technology costs to address Year 2000. The Company is upgrading and replacing existing software. Additionally, communication with customers, suppliers and financial institutions is currently taking place to assess their plans for Year 2000 and how they may impact the Company. The Company has spent approximately $2.5 million and expects to incur an additional $3.5 million over the next two fiscal years to address the Year 2000 issues. The Company believes that due to its current efforts and future plans to upgrade and replace existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. If such modifications and conversions to software were not completed timely, however, or if the Company's customers, suppliers or financial institutions should fail adequately to modify their computer systems, the Year 2000 problem could have a material adverse impact on the Company's ability to order and distribute product efficiently.

Software amortization expense has increased as a result of the capitalization of several projects associated with BASE (Business
Automation Support Environment). Management has committed significant funds to process improvement initiatives primarily in the technology area in an attempt to increase the overall efficiency of operations.

On December 12, 1997, the Company agreed to accept a mediation award to pay approximately $1.3 million in damages, as discussed in the notes to consolidated financial statements. The entire amount has been accrued as of January 3, 1998 and was paid subsequent to that date.

Additionally, late in the second quarter, the Company discontinued the use of labor standards in the warehouses in accordance with a renegotiated labor contract. As a result of this discontinuance, warehouse efficiency initially declined. However, management has seen improvements to previous levels and expects further improvements through the use of an incentive program.

INTEREST EXPENSE AND INCOME

Interest expense for the third quarter and the first forty weeks of fiscal 1998 has increased approximately $.5 million and $.7 million, respectively, compared to the same periods in the prior year. The increase in interest expense was due to additional borrowings under the Company's bank credit agreement due primarily to higher cigarette inventories being held by the Company and, to a lesser extent, the development of retail properties. Management expects interest expense to decline as a percentage of sales in future periods due to the anticipated reduction in cigarette inventories and the continued sale of retail properties.

Interest income for the third quarter and for the first forty weeks of fiscal 1998 decreased by approximately $.9 million and $1.6 million compared to the same periods in the prior year. The reduction in interest income was due primarily to a decrease in notes receivable. In addition, finance fees earned on past due accounts decreased as a result of a reduction in delinquent accounts.

GAIN ON SALE OF PROPERTY AND EQUIPMENT

The gain on sale of property and equipment of $3.7 million for the first forty weeks of fiscal 1998 was due primarily to the sale of eight retail properties. The gain on sale of property and equipment of $1.6 million reported for the first forty weeks of fiscal 1997 was due primarily to the sale of retail properties in both the first and second quarters and the sale of a distribution facility during the first quarter. Management expects to complete the sale of additional retail properties during the fourth quarter of fiscal 1998.

NET EARNINGS

Net earnings for the third quarter and first forty weeks of fiscal 1998 increased approximately $.7 million and $1.0 million over the comparable periods in the prior year.

Net earnings in the Distribution segment for the third quarter and first forty weeks of fiscal 1998 were approximately the same as those in the same periods of the prior year.

Net earnings in the Real Estate and Finance segment for the third quarter and first forty weeks of fiscal 1998 increased by approximately $.8 million and $1.8 million, respectively, compared to the same periods in the prior year. The improvement in net earnings is primarily the result of sales of real estate holdings that generated gains.

Net earnings in the Insurance segment for the third quarter and first forty weeks of fiscal 1998 decreased by $.3 million and $.6 million, respectively, compared to the same periods in the prior year. The reduction in net earnings is primarily the result of the decline in sales due to competitive market conditions in the property and casualty insurance industry.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operating activities and borrowings under a bank credit agreement. At January 3, 1998, the Company had approximately $36 million in additional bank borrowings available. Also, the Company is permitted to sell unsecured notes under a note offering with a total principal amount of $100,000,000. As of January 3, 1998, approximately $14.5 million of these notes were outstanding and the Company had approximately $56 million in availability under this offering.

Net cash provided by operations was $2.0 million for the first forty weeks of fiscal 1998 compared to $22.9 million for the same period last year. The decrease in cash provided by operations resulted primarily from an increase in cigarette inventories.

The Company has improved its current ratio from 1.37:1 at March 29, 1997 to 1:51:1 at January 3, 1998. The improvement can be attributed to the reduction in notes payable and increases in long-term borrowings.

Net cash used in investing activities, primarily purchases of property and equipment, was $7.7 million for the first forty weeks of fiscal 1998 compared to $26.5 million for the comparable period last year. The reduction of cash used in investing activities during the first forty weeks of fiscal 1998 compared to the same period last year was due to lower levels of capital expenditures on BASE (Business Automation Support Environment) projects.

Management expects that fiscal 1998 capital expenditures will be approximately $25 million and expects to utilize cash flows from operations to fund fourth quarter additions.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The matters discussed in this report include forward-looking statements that describe the Company's plans, strategies, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that the Company "expects," "anticipates," "projects," "plans" or "believes" that a particular occurrence "may result" or "will likely result" or that a particular event "may occur" or "will likely occur" in the future, or similarly stated expectations. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this report, there are many important factors that could cause actual results to be materially different from the Company's current expectations.

Anticipated future sales are subject to competitive pressures from many sources. The Company's Distribution segment competes with numerous warehouse discount stores, supermarkets, pharmacies and product manufacturers. The Company's Insurance segment is subject to intense competition from numerous insurance agents and insurance companies, especially in the property and casualty insurance markets. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

Operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: improvement initiatives related to BASE (Business Automation Support Environment); software modifications and upgrades to address Year 2000 issues; unanticipated labor shortages, stoppages or disputes; business acquisitions or divestitures; and the defense, settlement or adverse judgments in connection with current or future legal or administrative proceedings. The Company's future interest expense and income also may differ from current expectations, depending upon: cigarette inventory reductions; retail property sales; the volume of notes receivable; and the amount of fees received on delinquent accounts, among other factors.

The foregoing is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The foregoing should not be construed as an exhaustive list of all economic, competitive, governmental and technological factors that could adversely affect the Company's expected consolidated financial position, results of operations or liquidity. The Company disclaims any obligation to update its forward-looking statements to reflect subsequent events or circumstances.


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


Date: February 17, 1998            SPARTAN STORES, INC.
                                   (Registrant)


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