Form 10-K405
period 1998-03-28
SPARTAN STORES INC
filed 1998-06-26
CIK 877422

===========================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K


     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended March 28, 1998.

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

                     Yes __X__              No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Not Applicable)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 23, 1998, was $97,827,219.

The number of shares of the registrant's Class A Common Stock, $2 par value, outstanding at May 23, 1998, was 11,458,540 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

                                   None
===========================================================================

                                  PART I


ITEM 1.   BUSINESS

     GENERAL DEVELOPMENT OF BUSINESS

          Spartan Stores, Inc., and its subsidiaries, distribute grocery and related products to retail stores located in Michigan, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Tennessee, Georgia, and West Virginia. As used in this Report on Form 10-K, the term "Spartan" refers to Spartan Stores, Inc., without its subsidiaries, and the term "Company" refers to Spartan and its subsidiaries. The owners or operators of the retail stores served by the Company are referred to as "Customers."

          Grocery store Customers served by the Company range from single stores to supermarket chains with as many as 25 stores. In addition, Spartan's subsidiaries distribute candy, tobacco, and other grocery products to approximately 9,600 convenience stores and other retail locations. The Company conducts a predominant portion of its business with retail stores located in Michigan. According to industry sources, the Company is the ninth largest wholesaler of grocery and related products in the United States.

          In 1917, a group of independent food retailers incorporated the Grand Rapids Wholesale Grocery Company. These retailers sought to gain lower food prices and other economies of scale by purchasing together on a cooperative basis. In 1957, the name was changed to Spartan Stores, Inc., to take advantage of the "Spartan" brand name, which is widely recognized in Michigan. Spartan was incorporated as a cooperative, but in 1973 converted to a Michigan, for-profit business corporation. The Company expanded its presence in convenience store wholesaling through its acquisitions of L & L/Jiroch Distributing Company ("L & L/Jiroch") in 1987 and J.F. Walker Company, Inc. ("J.F. Walker") in 1993.

          Spartan is authorized to sell shares of its common stock to Customers of Spartan, employees of the Company ("Associates"), and other persons designated by the Board of Directors from time to time ("Approved Holders"). In addition, pursuant to the Bylaws, Spartan may issue shares of its Class A Common Stock, $2 par value ("Class A Shares"), in connection with the acquisition of businesses, assets, or capital stock of another corporation. The Board of Directors has designated as Approved Holders (i) any shareholder or other equity owner of any Shareholder-Customer who owns 5 percent or more of the equity interests in the Shareholder-Customer; (ii) any member of the Board of Directors of Spartan; or (iii) any spouse of an Associate, any biological or adopted child of an Associate, if the child is 21 years of age or younger, or any trust created by the Associate or his or her spouse which is established for the benefit of the Associate or the spouse or any such child of the Associate.

          The Company operates on a 52-53 week fiscal year, with the fiscal year ending on the last Saturday in March. The principal executive offices of Spartan are located at 850 76th Street, S.W., P.O. Box 8700, Grand Rapids, Michigan 49518. Spartan's telephone number is (616) 878-2000.

     DESCRIPTION OF BUSINESS

GENERAL

          The Company operates in three reportable business segments: distribution; insurance sales and underwriting; and real estate and finance. The Company's largest business segment, distribution, includes the distribution of grocery and related products. The distribution operations include product sales to independently owned and operated food stores and convenience stores as well as services directly related to the operation of those stores. Insurance sales and underwriting includes commission and premium income generated by sales to Customers and others. Real estate and finance represents revenues from financing and real estate activities with Customers and others. Spartan's seven subsidiaries distribute products or provide support, insurance, and services to Customers and fulfill other functions for the Company.

          Financial information on the business segments is set forth under the caption "Business Segment Information" in the notes to the Consolidated Financial Statements of the Company set forth in Item 8 of this Report on Form 10-K.

BUSINESS STRATEGY

          The Company's current business strategy is to remain exclusively a full-service wholesaler of grocery and related products. The Company recognizes that many food wholesalers, including several companies that are direct competitors of the Company, have developed and own "corporate stores." The Company's present plans do not anticipate any significant presence in retailing. Instead, the Company plans to concentrate on wholesaling to avoid competing with its Customers. The Company may, however, from time to time determine to purchase one or more retail store locations.

          The Company's business strategy emphasizes a philosophy of service to its Customers. Management of the Company believes that by providing grocery retailers with a broad array of products and services, those retailers should be better able to grow and compete at the retail level. This growth and success of its Customers at the retail level should, in turn, enable the Company to grow and prosper as well.

          In addition, Spartan believes that Customers who are also shareholders of Spartan ("Shareholder-Customers") gain an important competitive advantage by access to the "Spartan" name and image. The "Spartan" name and logo are widely recognized by consumers in Michigan and other parts of the Midwest who have come to associate the "Spartan" name with service, selection, and quality in their grocery shopping. A majority of all stores supplied by Spartan display the "Spartan" name and logo.

DISTRIBUTION

     GENERAL

          Spartan is a full-service distributor of grocery and related products, and provides its Customers with a selection of over 40,000 items, including dry grocery, produce, dairy products, meat, frozen food, seafood, floral, general merchandise, tobacco, and health and beauty care items. Spartan supplies its Customers with both nationally advertised products and with over 2,000 highly recognized "Spartan" brand private label items. Spartan ships the products from its main warehouse and distribution center in Grand Rapids, Michigan, and from a warehouse in Plymouth, Michigan. To supply its Customers, Spartan operates a fleet of approximately 167 tractors, 273 conventional trailers, and 154 refrigerated trailers, substantially all of which are leased by the Company. Deliveries by Spartan can occur as often as daily for large stores, or as infrequently as weekly for smaller stores.

          Several subsidiaries of the Company operate and are included in the distribution business segment. L & L/Jiroch and J.F. Walker are wholesale distributors of confections, tobacco products, specialty foods, and other grocery products to approximately 4,900 convenience stores and other retail locations in Michigan, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Georgia, Tennessee, and West Virginia. United Wholesale Grocery Company ("United Wholesale") operates 13 cash and carry outlets in Michigan and Ohio serving approximately 4,700 convenience stores. In 1996, Capistar, Inc., a subsidiary wholesale distributor of grocery and other products, closed its wholesale operation and sold its warehouse located in Lansing, Michigan.

          In February 1996, Spartan introduced a cost-plus pricing program for its products. The cost-plus pricing program marks a substantial departure from the variable markup pricing with rebate program that Spartan used previously. Through the cost-plus pricing program, Spartan prices products, services, and transportation as separate elements. Spartan intends that the program will reflect accurately the different costs in warehousing and distributing various commodities and will assist Spartan and its Customers to work together to reduce costs.

          Cost-plus pricing consists of two parts. The first part is the "cost," which is generally the cost that the manufacturer charges Spartan, subject to definitions and exceptions in the program. The second part is the "plus," which is a charge generally consisting of: (i) a fixed amount per case times the number of cases on the invoice; (ii) a percentage of the total invoice product billing; and (iii) a transportation charge based on a transportation pricing schedule that reflects Spartan's general transportation expenses.

          Spartan, itself and through its subsidiaries, provides Customers with a broad spectrum of additional services that the Company believes make it possible for its Customers to compete with large competitors, such as the integrated supermarket chains. Customers decide individually which services to use and are charged fees for the services used. Substantially all of the Company's Customers use one or more of its value-added services.

     SITE IDENTIFICATION AND MARKET ANALYSIS. The Company assists Customers in identifying potential new store locations. Once the Company or a Customer has identified a potential site, the Company will undertake or commission an independent site feasibility analysis of the location, which includes a study of the demographics of the general area, the supermarket competitors located in the primary and secondary trading areas, and the volume a new store should expect to achieve at the location, as well as the creation of financial projections.

     STORE PLANNING AND DEVELOPMENT. The Company assists Customers in new store development, from site planning through construction, including financing and lease negotiations, store layout, space management, and product display. In addition, services available from the Company include engineering support, contracting assistance, layout strategy, design, equipment procurement, and assistance in leasing space to other commercial tenants. Similar services are available to Customers who desire to remodel existing stores. Other services include consulting services on financial projections, business valuations, and store divestitures and acquisitions.

     MARKETING, PROMOTION, AND ADVERTISING ASSISTANCE. The Company offers its Customers the services of its in-house advertising department, which include developing marketing strategies, designing and producing signs and flyers, and coordinating print and media advertising campaigns. Customers may use the Company's print shop to print signs, flyers, and other items. In addition, the Company offers Customers the opportunity to participate in printed, radio, and television advertising programs conducted in most major media markets in the Company's distribution area.

     TECHNOLOGY AND INFORMATION SERVICES. The Company provides information services and customized software programs to Customers using a direct computer link to many of its Customers' stores. The Company can provide Customers with a product and price file for products. In addition, Customers may order inventory directly from the Company using their store-to-warehouse computer link-up and order entry system. Other than the core ordering tools, virtually all products are provided as optional services.

Products and services provided include administrative systems; information technology; consulting, support, and training; hardware and software resale; marketing and database services; networking and communications implementation and support; office automation tools; and point-of-sale systems.

     ACCOUNTING AND TAX PREPARATION SERVICES. The Company provides a wide array of accounting services to Customers ranging from preparing monthly and annual financial reports to preparing tax returns.

     HUMAN RESOURCE SERVICES. The Company offers an extensive variety of human resource services to its Customers. The services include: recruiting; interviewing and staffing assistance; benefit program planning; handbook preparation, design, and printing; labor relations assistance; personnel record keeping; training; and employee development. The services listed above, as well as many others, are provided on an individual basis and are tailored to meet the needs of each Customer.

     COUPON REDEMPTION AND PRODUCT RECLAMATION. The Company provides coupon redemption services, making it possible for retailers to send all consumer value coupons directly to the Company for processing of refunds from manufacturers. In addition, the Company operates a 20,300 square-foot product reclamation center in Charlotte, Michigan to handle all damaged products that Customers may return. Damaged products are returned to manufacturers, where appropriate, and credits received from manufacturers are then passed along to the Customers.

INSURANCE SERVICES

          Through its subsidiaries, the Company offers insurance for Customers and their employees, and employees of the Company. Customers are offered coverage for fire and other casualties, liability, automobile, fidelity, theft, bonds, workers' compensation, business interruption, and group health plans. In addition, individuals are offered automobile and homeowners coverage. Shield Insurance Services, Inc. ("Shield"), and Shield Benefit Administrators, Inc., a wholly owned subsidiary of Shield, provide insurance brokerage services and third-party claims administration and services, respectively. Spartan Insurance Company Ltd. ("Spartan Insurance") provides insurance underwriting for Customers. Spartan Insurance, which is incorporated and licensed in Bermuda, issues policies of another carrier through a fronting agreement. Under this agreement, Spartan Insurance insures some of the coverage limits and reinsures with reinsurance companies the balance of the coverage limit. Shield services the insurance programs offered by Spartan Insurance.

REAL ESTATE AND FINANCE

          The Company may loan funds to Shareholder-Customers to be used to develop new stores or expand or remodel existing stores. For qualified

Shareholder-Customers, the management of Spartan may approve loans of up to $100,000. Loans in excess of $100,000 are recommended by management and approved by the Board of Directors of Spartan.

          As of March 28, 1998, the Company had 50 loans outstanding to Shareholder-Customers. Loans are collateralized by the inventory, facilities, or equipment financed, and some loans may be collateralized by Class A Shares or other additional assets or personal assets or guaranties of equity owners of the Shareholder-Customer.

          Loans currently are made only on a floating rate basis, based on the prime rate. Most loans to retailers from the Company carry interest rates from prime plus 1/2 percent to prime plus 2 percent. Maturity dates on the loans range from 1998 to 2005. As of the fiscal years ended March 1998, 1997, and 1996, the Company had outstanding loans to Shareholder-Customers totaling $8,009,167, $9,771,108 and $11,663,457, respectively.
Over the last 15 years, the Company has not experienced significant aggregate losses on loans to Shareholder-Customers. Impaired loans totaled approximately $480,000 at March 28, 1998, including the current portion, with related allowances of $290,000. The estimated fair market value of the loans approximates the net carrying value at March 28, 1998.

          Market Development Corporation ("Market Development"), a subsidiary of Spartan, owns 21 retail grocery store facilities that are leased to Customers and other retailers and owns one vacant retail grocery store facility that is on the market for sale. Market Development also owns four vacant sites of which it intends to sell two and to develop two. Market Development leases 11 other sites that are subleased to Customers.

          Spartan has guaranteed payment of indebtedness to financial institutions aggregating $19,200,000 at March 28, 1998, on behalf of certain Customers. Market Development also has guaranteed three leases by Customers, two of which expire in 2012 with combined annual rental payments of $444,500 and one of which expires in 2017 with annual rental payments of $217,500. The Company charges an annual fee for each loan guarantee and lease guarantee and requires each Customer receiving a guarantee to commit to minimum purchase requirements.

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

          In its nine-state market area of Michigan, Georgia, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Tennessee, and West Virginia, the Company competes at the wholesale level with a number of larger and smaller food wholesalers, including SUPERVALU, INC., Fleming Companies, Inc., Roundy's, Inc., and Nash Finch Company, and convenience store wholesalers including EBY Brown Company, McLane Company, Inc., and S. Abraham and
Sons, Inc.

          In addition, Customers compete with supermarket chains, including Meijer, Inc.; The Great Atlantic and Pacific Tea Company (A&P); Super K (Kmart Corporation); and The Kroger Company. Customers also compete with members-only shopping and discount clubs. Among the largest such clubs that compete with Customers are Sam's Club (a unit of Wal*Mart Stores, Inc.) and Costco Companies, Inc.

          According to industry sources, the market share of groceries sold by Shareholder-Customers is approximately 24 percent in Michigan, consisting of approximately 49 percent in Western Michigan (a 26 county market area), 13 percent in Eastern and Southern Michigan (a 24 county market area), and 65 percent in Northern Michigan (an 18 county market area).

          The insurance industry also is highly competitive. The Company believes that it is competitive, but many competitors may have far greater financial and other resources than those of the Company.

SUPPLIERS

          The Company purchases its products from a large number of national, regional, and local suppliers of name brand and private label merchandise. The Company is dependent upon these suppliers for brand name products. However, the Company has not encountered difficulty in procuring or maintaining an adequate level of products to serve its Customers.

REGULATION

          The Company is subject to federal, state, and local laws and regulations covering the purchase, handling, sale, and transportation of its products, and is subject to the jurisdiction of the federal Food and Drug Administration ("FDA"). Management believes that the Company is in material compliance with all FDA and other federal, state and local laws and regulations governing its businesses.

SHAREHOLDER-CUSTOMERS

          At March 28, 1998, Spartan was the primary supplier to 450 retail food stores operated by 236 Shareholder-Customers. The average purchases per store was $3,876,414 during fiscal year 1998. The following table reflects the number of shareholders who were Shareholder-Customers ("active" Shareholder-Customers), the number of stores owned by the active Shareholder-Customers, and the average purchases per store served during the past five years:

    END OF                NUMBER OF          NUMBER OF SHAREHOLDER-    AVERAGE ANNUAL PURCHASES
    FISCAL           ACTIVE SHAREHOLDER-        CUSTOMER STORES            PER SHAREHOLDER-
     YEAR           CUSTOMERS AT YEAR END      SERVED AT YEAR END          CUSTOMER STORE
    ------          ---------------------      ------------------          --------------
     1998                    236                      450                    $3,876,414
     1997                    232                      444                     3,910,170
     1996                    259                      465                     3,767,745
     1995                    273                      450                     3,363,538
     1994                    277                      465                     3,271,400

          As the above illustrates, the number of active Shareholder-Customers and the number of stores supplied by Spartan over the last five years has remained relatively stable. However, a large number of Shareholder-Customers have expanded or remodeled existing stores or built new stores.

          According to industry sources, the trend by Shareholder-Customers to expand the size of stores, or to build larger stores to replace smaller stores, follows a national trend in food retailing toward larger store sizes. While the number of stores supplied by Spartan has not changed significantly during the past several years, the average weekly purchases by Shareholder-Customers has increased. In addition, Spartan's largest Shareholder-Customers grew substantially. The Company has assisted its top ten Customers in increasing net store space by 629,000 square feet since the beginning of fiscal 1996.

          The following table reflects the diversity in the Shareholder-Customer base of Spartan as of March 28, 1998:

                                   NUMBER OF SHAREHOLDER-
           NUMBER OF                CUSTOMERS OPERATING
        STORES OPERATED             THE NUMBER OF STORES          PERCENT OF SALES
        ---------------             --------------------          ----------------
           1                                187                         23.0%
           2                                 23                         10.8%
           3                                  6                          4.4%
           4 or more                         20                         61.8%

          Spartan supplies a diverse group of independent store operators, ranging from single stores to supermarket chains with as many as 25 stores. Management believes that the diverse nature of the Customers it now supplies helps to insulate Spartan from any potential significant adverse effects of losing a single large Shareholder-Customer or from potential adverse economic conditions. Spartan does not believe that its success is dependent upon maintaining the supply business of any one Shareholder-Customer. Spartan's 10 largest Shareholder-Customers accounted for approximately 48 percent of its total net sales for fiscal year 1998, but no single Shareholder-Customer accounted for more than 8 percent of Spartan's total net sales. In the last five years, no Shareholder-Customer who was among the 10 largest Shareholder-Customers has terminated all of its business with Spartan to associate with another distributor.

ASSOCIATES

          As of March 28, 1998, the Company employed approximately 2,900 Associates, of which approximately 1,030 were represented by several unions. Spartan's warehouse and transportation Associates are represented by different Teamsters Union locals, with contracts expiring in 2000 and 2001. A majority of United Wholesale's Associates also are represented by various unions, with contract expirations varying by location. Associates of L & L/Jiroch and J.F. Walker are not represented by a union. The Company considers its relations with all Associates to be satisfactory, and has not had any work stoppages in the last five years.

REQUIRED INVESTMENT POLICY

          The Board of Directors of Spartan has adopted a policy which requires Shareholder-Customers to purchase and hold a minimum investment (the "Required Investment") in the Class A Shares. From time to time, the Board may change the Required Investment and other terms of the Required Investment policy.

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

          In addition to Class A Shares sold to Shareholder-Customers to satisfy the applicable Required Investment, Spartan offers all Shareholder-Customers the opportunity to purchase Class A Shares at any time and from time to time. Spartan sells Class A Shares at the Trading Value in effect at the time of the sale.

TRADING VALUE

          The price at which Shareholder-Customers must acquire Class A Shares from Spartan is the "Trading Value." The Board of Directors customarily establishes the Trading Value once a year in its sole and absolute discretion, based on the Company's financial condition, the results of its operations, operating trends, market conditions, the state of the economy, and such other factors as the Board deems appropriate. No specific formula is used to set the Trading Value. Any change adopted by the Board becomes effective upon acceptance of the Trading Value by the Michigan Corporation, Securities and Land Development Bureau. Effective June 21, 1998, the Trading Value was established at $12.30 per share. During the fiscal years ended March 1998, 1997 and 1996, the Trading Value was $11.30, $10.50 and $10.00 per share, respectively, as adjusted for the ten-for-one stock split pursuant to a share dividend paid on July 15, 1997 (the "Stock Split").

TERMS OF SALE AND BAD DEBT EXPERIENCE

          The Company furnishes to its Customers in the distribution segment weekly statements of accounts. Statements include deliveries through and including the date of the statement. Payment is due within seven days from date of the statement, and those not paid within seven days are considered delinquent. Additional deliveries occur during this time which are billed on a subsequent statement. The timing of payments varies among Customers, but the Company generally may have receivables outstanding at any given time which average up to two weeks' sales. The Company believes that it adequately monitors its outstanding receivables. Bad debt expenses have not been material to the Company's operations.

ITEM 2.   PROPERTIES

          Spartan owns approximately 1,307,000 square feet of warehouse, distribution, and office space located on 211 acres in Grand Rapids, Michigan. Spartan supplies primarily its Western Michigan Customers from this main warehouse and distribution center. The center is located within one mile of U.S. 131, a main artery that links Grand Rapids with Kalamazoo on the south and connects with Interstate 96, one of the major east-west arteries serving Western Michigan and leading east into the Detroit area. Approximately 72 acres of the 211-acre complex in Grand Rapids are presently vacant land.

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

          Spartan also owns a Reclamation Center/Support Services complex in Charlotte, Michigan consisting of an approximately 11 acre site containing two warehouses totaling 80,000 square feet. In addition, Spartan leases for various purposes 80,000 square feet of warehouse space in Grand Rapids, Michigan and a trailer relay station in Kalkaska, Michigan that consists of four trailer parking stations in a secured area.

          L & L/Jiroch owns approximately 180,000 square feet of warehouse and office space located in Wyoming, Michigan, to service its Customers.
L & L/Jiroch leases approximately 107,700 square feet of space also located in Wyoming, Michigan. The lease on this facility expires December 31, 1998, and L & L/Jiroch has no plans to extend the lease. In 1998, L & L/ Jiroch subleased approximately 56,000 square feet of this leased space to an unaffiliated third party. The remainder of the space was subleased to Spartan.

          Market Development owns approximately 688,000 square feet in 10 shopping centers and an additional 484,000 square feet in 11 free-standing locations, all of which it leases to Customers and other retailers. This leased space consists of approximately 913,200 square feet of grocery retail space and approximately 258,800 square feet of other retail space. The 10 leased shopping centers (the "Shopping Centers") are located in Brighton, Michigan (78,000 square feet of retail space); Cascade Township, Michigan (90,000 square feet of retail space); Fenton, Michigan (77,300 square feet of retail space); Fremont, Michigan (41,000 square feet of retail space); Huntington, Indiana (54,000 square feet of retail space);

Kentwood, Michigan (78,000 square feet of retail space); Ludington, Michigan (43,000 square feet of retail space); Sterling Heights, Michigan (98,700 square feet of retail space); Stevensville, Michigan (62,000 square feet of retail space); and Three Rivers, Michigan (67,000 square feet of retail space). All Shopping Centers are substantially full and each Shopping Center is anchored by a lease with a retail grocery store, all but one of which is a Shareholder-Customer. In addition, Market Development owns vacant land in Plymouth, Indiana, and in Jackson, Milford Township and Macomb Township, Michigan. Market Development plans to sell the vacant land in Plymouth, Indiana, and Jackson, Michigan. The vacant land in Milford and Macomb Townships will be co-developed with outside developers to build a supermarket at each location for a Shareholder-Customer.

          Market Development owns 21 retail grocery store facilities (including those leased in the Shopping Centers) that are leased to Customers and other retailers, with terms expiring from 1998 to 2016. Aggregate lease rental income received for the grocery stores was $6,959,000, $6,496,000 and $6,599,000 in fiscal years 1998, 1997 and 1996, respectively. Market Development owns one vacant retail grocery store facility located in Goshen, Indiana, which is on the market to be sold.

          In addition, Market Development leases 11 sites for sublease to Customers. Under this program, Market Development has leased approximately 418,000 square feet of real estate with lease terms expiring from 1998 to 2016. Aggregate lease rental income received pursuant to the subleases was $2,697,000, $2,471,000 and $1,765,000 in fiscal years 1998, 1997 and 1996, respectively. Site lease rental expenses were $2,524,000, $2,361,000 and $1,644,000 for fiscal years 1998, 1997 and 1996, respectively. All stores that are leased or subleased to Customers are in all material respects operating according to required lease terms.

          J.F. Walker leases 11 locations totaling approximately 68,500 square feet of warehouse and distribution space at its locations in Michigan, Indiana, Kentucky, Ohio, Pennsylvania, and Tennessee to service its Customers. J.F. Walker also owns three locations totaling approximately 172,500 square feet of warehouse and distribution space. During fiscal year 1998, J.F. Walker purchased the formerly leased Louisville, Kentucky distribution center, which resulted in an increase of approximately 75,000 square feet of owned space, and eliminated another leased site.

          United Wholesale operates 13 "cash and carry" wholesale grocery facilities, 12 of which are located in Michigan, and one of which is located in Ohio. United Wholesale owns 12 and leases one of these retail outlets, which have a total of approximately 236,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS

          On December 12, 1997, the Company agreed to accept a mediation award to settle a lawsuit involving alleged racial harassment incidents that took place several years ago in one of the Company's warehouses. Under the mediation decision, the Company agreed to pay $1.3 million in damages, which was paid January 8, 1998.

          On August 21, 1996, the Attorney General for the State of Michigan filed an action in Michigan circuit court against the leading cigarette manufacturers operating in the United States, twelve wholesalers and distributors of tobacco products in Michigan (including three Company subsidiaries) and others seeking certain injunctive relief, the reimbursement of $4 billion in Medicaid and other expenditures incurred or to be incurred by the State of Michigan to treat diseases allegedly caused by cigarette smoking and punitive damages of $10 billion. During fiscal year 1998, three actions were filed in state courts in Tennessee and twenty-two actions were filed in state courts in Pennsylvania against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including a subsidiary of the Company. In fiscal 1999, one additional action has been filed in Pennsylvania. In the three Tennessee actions, one action was filed as a class action on behalf of the individual plaintiffs, one action was filed on behalf of the State of Tennessee and its taxpayers, and one action was filed by an individual plaintiff. All of the Pennsylvania actions were filed by individual plaintiffs. In these separate cases, the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. The Company believes that its subsidiaries have valid defenses to these legal actions. These actions are being vigorously defended. The Tennessee class action and individual plaintiff action already have been dismissed and a dismissal order is pending with respect to the action on behalf of the State of Tennessee and its taxpayers. All but one of the Pennsylvania actions have been dismissed without prejudice pursuant to a Dismissal and Tolling Agreement under which the defendants have agreed not to raise the defenses of statute of limitations or laches if an action is filed by a plaintiff before April 1, 1999. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify the Company's subsidiaries from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

     MARKET INFORMATION

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

          A holder may transfer the Class A Shares only to: (i) a Shareholder-Customer who continues to purchase from Spartan grocery and related products; (ii) an Associate; (iii) a Qualified Holder; or (iv) an Approved Holder. A "Qualified Holder" is a person to whom Spartan issues Class A Shares in connection with the acquisition of businesses, assets, or capital stock of another corporation. The Board of Directors has designated as Approved Holders (i) any shareholder or other equity owner of any Shareholder-Customer who owns 5 percent or more of the equity interests in the Shareholder-Customer; (ii) any member of the Board of Directors of Spartan; or (iii) any spouse of an Associate, any biological or adopted child of an Associate, if the child is 21 years of age or younger, or any trust created by the Associate or his or her spouse which is established for the benefit of the Associate or the spouse or any such child of the Associate.

          The Board of Directors from time to time, usually on an annual basis, establishes the Trading Value for the Class A Shares. The Board determines the Trading Value, in its sole and absolute discretion, based on the Company's financial condition, results of operations, operating trends, market conditions, the state of the economy, and such other factors as the Board deems appropriate. Any change adopted by the Board becomes effective upon acceptance of the Trading Value by the Michigan Corporation, Securities and Land Development Bureau. Effective June 22, 1997, the Trading Value was established at $113 per share. On May 28, 1997, the Board of Directors authorized a ten-for-one stock split pursuant to a share dividend payable to shareholders of record on May 31, 1997 (the "Stock Split"), and approved an amendment to the Articles of Incorporation to increase the authorized capital stock from 2,000,000 to 20,000,000 Class A Shares and from 500,000 to 5,000,000 Class B Shares (as defined below).

The amendment also reduced the par value of the Class A Shares from $20 per share to $2 per share. On July 15, 1997, the Company consummated the Stock Split and reduced the Trading Value from $113 per share to $11.30 per share. However, effective June 21, 1998, the Trading Value has been established at $12.30 per share.

          Spartan is authorized to issue 5,000,000 shares of Class B Common Stock ("Class B Shares") with such preferences, limitations, and voting, distribution, dividend, liquidation, conversion, participation, redemption, and other rights as the Board may determine before issuance of the shares. The Board of Directors may authorize and issue one or more series of Class B Shares with preferences and rights superior to the rights of the holders of the Class A Shares. As of the date of this Report, no Class B Shares are outstanding.

     HOLDERS

          As of May 23, 1998, there were approximately 463 record holders of the Company's Class A Shares. There were no holders of the Company's Class B Shares.

     DIVIDENDS

          For at least 20 years, the Board of Directors has declared, and Spartan has paid, a regular quarterly dividend. The amount of such quarterly dividends for each of the three fiscal years in the period ended March 28, 1998, was $0.0125 per share, as adjusted for the Stock Split. While the Board of Directors expects to continue to declare dividends quarterly, future dividends will depend on earnings, capital requirements, financial conditions, and other relevant factors. Certain loan agreements to which Spartan is a party contain covenants which restrict the payment of dividends or other distributions to shareholders in the event of a default of the agreement or in excess of permitted amounts. As of March 28, 1998, under the most restrictive of these agreements, Spartan had approximately $19,100,000 available for the payment of dividends.


ITEM 6.   SELECTED FINANCIAL DATA

          The selected consolidated financial information presented below as of and for the years ended March 28, 1998, March 29, 1997, March 30, 1996, March 25, 1995, and March 26, 1994, has been derived from consolidated financial statements, and should be read in conjunction with the consolidated financial statements and related notes, for each of the three years in the period ended March 28, 1998, audited by Deloitte & Touche LLP, independent certified public accountants, appearing elsewhere in this Report. The following data also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

                              SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:                                        FOR THE YEAR ENDED
                                  --------------------------------------------------------------------------
                                   MARCH 28,       MARCH 29,       MARCH 30,       MARCH 25,       MARCH 26,
                                     1998            1997            1996            1995          1994<F1>
                                  --------------------------------------------------------------------------
   Net Sales                      $2,489,249      $2,475,025      $2,554,688      $2,526,128      $2,194,754

   Volume Incentive
      Rebates<F2>                 $        0               0      $   15,577      $   17,584      $   17,626

   Costs and Expenses             $2,467,006      $2,459,641      $2,571,279      $2,494,446      $2,165,938

   Earnings (Loss) Before
      Taxes on Income<F3>         $   22,243      $   15,384      $  (32,168)     $   14,098      $   11,190

   Net Earnings (Loss)<F3>        $   14,234      $    9,703      $  (21,668)     $    9,030      $    7,105

   Basic and Diluted
      Net Earnings (Loss)
      Per Share<F3><F4>           $     1.21      $      .80      $    (1.74)     $      .74      $      .61

BALANCE SHEET DATA:                                                 AS OF
                                  --------------------------------------------------------------------------
                                   MARCH 28,       MARCH 29,       MARCH 30,       MARCH 25,       MARCH 26,
                                     1998            1997            1996            1995            1994
                                  --------------------------------------------------------------------------
   Working Capital                $   61,682      $   59,669      $   69,284      $   64,381      $   50,439

   Total Assets                   $  406,133      $  403,731      $  387,451      $  386,141      $  373,286

   Long-Term Debt and
      Capital Lease
      Obligations                 $  107,666      $  125,776      $  124,372      $  106,794      $   69,468

   Shareholders' Equity           $  114,192      $  107,258      $  102,587      $  125,801      $  113,176

   Book Value Per
      Class A Share<F3><F4>       $     9.98      $     8.91      $     8.23      $    10.03      $     9.36



   Return on Average
        Shareholders' Equity<F3>       12.86%           9.26%         (17.66%)          7.52%           6.41%

   Cash Dividends                 $      587      $      606      $      623      $      613      $      591

   Dividends Paid Per
      Share<F4>                   $      .05      $      .05      $      .05      $      .05      $      .05

   Shares Outstanding<F4>             11,444          12,033          12,460          12,544          12,093

<F1> On November 8, 1993, the Company acquired all of the issued and outstanding stock of J.F. Walker. The consolidated financial information includes the operations of J.F. Walker.

<F2> Until February 1996, Spartan's policy was to pay volume incentive rebates to its Shareholder-Customers based upon each store's order size from Spartan. Prior to June 14, 1995, volume incentive rebates were paid approximately 50 percent in cash on a quarterly basis. At Spartan's fiscal year end, the Shareholder-Customers would receive Class A Shares at the Trading Value then in effect in exchange for the remaining approximately 50 percent of the volume incentive rebate. On June 14, 1995, the Board of Directors changed the rebate policy to pay volume incentive rebates on a quarterly basis approximately 75 percent in cash, and at the fiscal year end, the Shareholder-Customer received Class A Shares at the Trading Value then in effect in exchange for the remaining 25 percent of the rebate. As of February 1996, Spartan no longer pays any volume incentive rebates.

<F3> During the year ended March 30, 1996, the Company incurred restructuring, reorganization, and other charges amounting to $46,439,743.

<F4> Per share amounts have been restated to reflect a ten-for-one stock split pursuant to a share dividend paid to shareholders on July 15, 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth items from the Company's
Consolidated Statements of Operations as percentages of net sales, less any volume incentive rebates:

                                                      ----------------------------------------
                                                                     YEAR ENDED
                                                      ----------------------------------------
                                                        MARCH 28,     MARCH 29,     MARCH 30,
                                                          1998          1997          1996
                                                       (52 WEEKS)    (52 WEEKS)    (53 WEEKS)
                                                      ----------------------------------------
Net Sales                                                100.0%        100.0%        100.0%
Gross profit                                              10.2           9.6           9.6
Less:
  Operating and administrative expenses                    9.2           8.8           8.8
  Restructuring, reorganization and
    other charges                                                                      1.8
  Interest expense                                          .4            .4            .4
  Interest income                                          (.1)          (.1)          (.1)
  Gain on sale of property and equipment                   (.2)          (.1)            -
----------------------------------------------------------------------------------------------
Total                                                      9.3           9.0          10.9
----------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                         .9            .6          (1.3)
Income taxes (benefit)                                      .3            .2           (.4)
----------------------------------------------------------------------------------------------
Net earnings (loss)                                         .6%           .4%          (.9%)
----------------------------------------------------------------------------------------------

NET SALES

         Net sales for the fiscal year ended March 28, 1998 increased
$14.2 million compared to the fiscal year ended March 29, 1997. Net sales for the fiscal year ended March 29, 1997 decreased $64.1 million compared to the fiscal year ended March 30, 1996. However, after adjustment for the closing of the Company's Capistar facility and for fiscal 1996 having 53 weeks of operations compared to 52 weeks in 1997, net sales were slightly higher in 1997 compared to 1996.

         Sales in the Distribution segment for the fiscal year ended March 28, 1998 increased approximately $15.0 million, with $5.1 million of this increase resulting from sales to grocery store retailers and $9.9 million resulting from sales to convenience store retailers. The increase in sales to grocery store retailers is due primarily to increases in sales of pharmacy products and in services provided to customers, offset by declines in sales of groceries and related products, excluding produce. Sales of groceries and related products have declined due to highly competitive market conditions, primarily in the Eastern Michigan region, as competitors' supermarkets continue to increase square footage. Additionally, some of the Company's customers have increased purchases of these types of products directly from manufacturers and have reduced existing shelf space due to the continued success of discount stores that carry these products. Like unit sales of grocery and other related products to grocery store retailers declined by approximately 2% in 1998 compared to 1997. Offsetting this decline somewhat were increases in sales of produce to new customers as well as existing customers as grocery retailers attempt to differentiate themselves from larger competitor supermarkets and discount stores with larger selections of fresh produce. Management anticipates that in the fiscal year ended March 27, 1999 the Company will experience a continued decline of approximately 1% in sales to grocery store retailers.

         The increase in sales to convenience store retailers is primarily the result of the acquisition by a subsidiary of the Company in November 1997, of certain inventory, accounts receivable and customer lists of another convenience store distribution company. Also, the Company has experienced general increases in convenience store purchases and increases in the prices of cigarettes. These increases were partially offset by the loss of two customers and intense pricing pressures from member-only warehouse discount stores.

         Distribution segment sales decreased 3.3% in fiscal 1997 due primarily to the factors mentioned above, the loss of one customer in the convenience store market, and the decision to cease business with certain low-margin customers in connection with the consolidation of certain distribution centers at one of the Company's subsidiaries.

         Sales in the Insurance segment for the fiscal year ended March
28, 1998 declined approximately $.7 million or 4.1% from levels experienced in the fiscal year ended March 29, 1997. The decline reflects increased competitive pressures in the property and casualty insurance markets.
While the Company has been successful in retaining existing accounts, it has reduced premiums and accepted lower commissions to accomplish the retention. Insurance segment sales increased 3.0% in the fiscal year ended March 29, 1997, primarily as a result of increased volume.

         Sales in the Real Estate and Finance segment during the fiscal year ended March 28, 1998, which excludes the gains on the sales of real property, were comparable to sales experienced during the fiscal year ended March 29, 1997. Sales during the fiscal year ended March 29, 1997 increased by $3.6 million over sales experienced during the fiscal year ended March 30, 1996, due primarily to an increase in property rentals.

GROSS PROFIT

         Gross profit as a percentage of net sales for the fiscal year ended March 28, 1998 increased to 10.2% from 9.6% in fiscal years ended

March 29, 1997 and March 30, 1996. The improvement in gross profit for the fiscal year ended March 28, 1998 can be attributed to several factors, including enhanced inventory procurement practices as the Company purchases inventories in excess of current needs to take advantage of promotions offered by vendors. Also, the Company has experienced some improvements in gross profit from the sale of cigarette inventories purchased prior to recent price increases. Finally, during the third quarter, the Company revised the methodology in which it administers its Cost-Plus pricing policy to compute amounts billed based on acquisition cost before considering any promotional allowance. Management expects gross profit during fiscal year 1999 to continue to be positively impacted by rising cigarette prices as the Company sells cigarette inventories purchased at lower costs.

OPERATING AND ADMINISTRATIVE EXPENSES

         Operating and administrative expenses as a percentage of net sales for the fiscal years ended March 28, 1998, March 29, 1997, and March 30, 1996 were 9.2%, 8.8% and 8.8%, respectively. Several factors contributed to the increase in operating and administrative expenses during fiscal 1998.

         The Company has incurred significant Information Technology costs to address Year 2000 issues. The Company is upgrading and replacing existing software. Additionally, the Company is currently communicating with its customers, suppliers and financial institutions to assess their plans for Year 2000 and how they may impact the Company. The Company has spent approximately $2.5 million during the past two fiscal years and expects to incur an additional $3.5 million over the next two fiscal years to address the Year 2000 issues. The Company believes that due to its current efforts and future plans to upgrade and replace existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. If such modifications and conversions to software are not completed timely, however, or if the Company's customers, suppliers or financial institutions should fail to adequately modify their computer systems, the Year 2000 problem could have a material adverse impact on the Company's ability to order and distribute product efficiently.

         Software amortization expense increased by approximately $1.4 million when comparing the fiscal year ended March 28, 1998 to the fiscal year ended March 29, 1997, primarily as a result of the capitalization of several projects associated with BASE (Business Automation Support Environment). Management has committed significant funds to process improvement initiatives primarily in the technology area in an attempt to increase the overall efficiency of operations and to enhance the level of service that the Company provides to its retail customers.

         Late in the second quarter of fiscal 1998, the Company discontinued the use of labor standards in the grocery and related product distribution warehouses in accordance with a renegotiated labor contract. As a result of this discontinuance, warehouse efficiency declined initially. However, management has seen improvements and expects further improvements through the use of an incentive program for union employees and discussions with union representatives. During January 1998, the Company paid approximately $1.3 million in settlement of certain employee claims of alleged racial harassment in one of the Company's warehouses.

         During the fiscal year ended March 28, 1998, the Company implemented an incentive compensation program for management Associates, resulting in a charge of approximately $1.2 million compared to approximately $.3 million in the prior fiscal year. The amount to be paid under this management incentive program is determined based on consolidated earnings, customer satisfaction survey results and individual performance evaluations. Payments are made on an annual basis and require the achievement of a targeted level of consolidated earnings.

         Operating and administrative expenses remained unchanged as a percentage of sales comparing 1997 to 1996.

RESTRUCTURING, REORGANIZATION AND OTHER CHARGES IN 1996

         In fiscal 1996, the Company incurred restructuring, reorganization and other charges amounting to approximately $46.4 million, all of which related to the Distribution segment.

         In fiscal 1993, the Company commenced a reengineering project, known as BASE. In fiscal 1996, the Company conducted an in-depth review of the BASE project and determined that the project was not meeting all anticipated objectives. Accordingly, in February 1996, the Company and the BASE project manager agreed to terminate the project management and related
contracts.   Company personnel assumed project management responsibilities.
The Company segmented the BASE project into individual projects and evaluated them separately. Certain projects with no expected return were terminated and the associated costs written off. Certain other costs associated with the continuing projects were also written off if they were deemed to be of no value to the continuing project. The restructuring charges included $35.4 million of such costs. During fiscal 1996, the Company closed and combined certain of its distribution facilities. Restructuring, reorganization and other charges include a provision of $1.8 million for property and lease discontinuance at closed facilities, $4.1 million for costs related to transferring the Capistar business and closing its facilities, and $1.6 million for severance and termination of employment agreements.

         The Company also provided $3.5 million for the impairment of long-lived assets, inasmuch as the projected future undiscounted cash flows were not sufficient to recover their carrying value.

GAIN ON SALE OF PROPERTY AND EQUIPMENT

         The gain on sale of property and equipment of $3.9 million for the fiscal year ended March 28, 1998 was due primarily to the sale of nine retail properties. The sales of retail properties were completed in conjunction with a plan to reduce the Company's debt and real estate portfolio to prior historical levels. The gain on sale of property and equipment of $1.7 million reported for the fiscal year ended March 29, 1997 was due primarily to the sale of retail properties and the sale of a distribution facility. There were no significant transactions in 1996. Management expects to complete the sale of additional retail properties during the fiscal year ended March 27, 1999.

OPERATING EARNINGS (LOSS)

         The Company's pretax operating earnings exclude interest in the Distribution segment whereas it is included in the other business segments. Operating earnings for the fiscal year ended March 28, 1998 were $28.0 million, increasing by $7.9 million or 39.3% compared to the previous year. Operating earnings for the fiscal year ended March 29, 1997 were $20.1 million, compared with an operating loss for fiscal 1996 of $27.6 million. Excluding the restructuring charge in fiscal 1996, operating earnings in fiscal 1997 increased by 6.6 percent.

         Distribution segment operating earnings for the fiscal year ended March 28, 1998 were $18.8 million, increasing by $4.6 million or 32.4 percent, due primarily to improvements in gross profit. Distribution segment operating earnings, before the restructuring, reorganization and other charges reported in 1996, decreased $.8 million in fiscal 1997 due primarily to the 1997 fiscal year comprising 52 weeks compared to 53 weeks in fiscal 1996 and the closing of the Capistar facility.

         Insurance segment operating earnings for the fiscal year ended March 28, 1998 were $3.6 million, decreasing by $.3 million or 8.3%. The reduction in net earnings was primarily the result of the decline in sales due to competitive market conditions in the property and casualty insurance industry. Management anticipates a further decrease in earnings in the Insurance segment continuing into the next fiscal year as the Company continues to respond to competitive pressures through the reduction in premiums. Insurance segment operating earnings for the fiscal year ended March 29, 1997 increased by $1.0 million or 34.5%, due primarily to a reduction in incurred losses and loss reserves.

         Real Estate and Finance segment operating earnings for the fiscal year ended March 28, 1998 were $5.7 million, increasing by $3.7 million or 185.0%, due primarily to gains from the sales of real estate holdings. Real Estate and Finance segment operating earnings for the fiscal year ended March 29, 1997 were $2.0 million, increasing by $1.0 million or 100.0%, due to the sale of retail and wholesale properties. Sales of real estate during the fiscal years ended March 28, 1998 and March 29, 1997 have reduced the Company's real estate portfolio to historical levels. Accordingly, management expects Real Estate and Finance segment operating earnings to return to historical levels in fiscal 1999.

INTEREST EXPENSE AND INCOME

         Interest expense for the fiscal year ended March 28, 1998 increased by approximately $1.2 million over the fiscal year ended March
29, 1997. Interest expense for fiscal 1997 was relatively stable when compared to the fiscal year ended March 30, 1996. The increase in interest expense during 1998 was caused by additional borrowings under the Company's bank credit agreement, due primarily to higher cigarette inventories and, to a lesser extent, the development of retail properties. During fiscal 1997 a major construction effort related to the development of retail properties in the Eastern Michigan region required interest incurred during the construction period to be capitalized as part of the cost of the projects rather than expensed. Management expects interest expense to decline as a percentage of sales in future periods due to the anticipated reduction in certain cigarette inventories and the sale of additional real property.

         Interest income declined by approximately $.3 million in the fiscal year ended March 28, 1998 and declined by approximately $.5 million in the fiscal year ended March 29, 1997. The reduction in interest income in both periods was due primarily to a decrease in notes receivable. In addition, finance fees earned on past due accounts decreased as a result of a reduction in past due accounts.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are cash flows from operating activities and borrowings under a bank credit agreement. At March 28, 1998, the Company had approximately $30.2 million in additional bank borrowings available. Also, the Company is permitted to sell unsecured notes under a note offering with a total principal amount of $100,000,000. As of March 28, 1998, approximately $14.1 million of these notes were outstanding and the Company had approximately $50.1 million in availability under this offering. Management believes that cash flows from operating activities and the Company's ability to issue notes under the note offering and to borrow under the bank credit agreement will be adequate in the next fiscal year for the Company's operating, investing and financing activities.

         Cash provided by operations was $29.6 million in fiscal 1998, fueled by strong operating earnings, increased trade payables and the refund of income taxes of approximately $3.5 million, offset by the increase in cigarette inventories. Cash provided by operations was $16.4 million in fiscal 1997 and $42.9 million in fiscal 1996. The decrease in cash provided by operations in fiscal 1997 compared to fiscal 1996 was due primarily to an increase in inventory levels to take advantage of promotions offered by vendors.

         Cash used in investing activities was $3.2 million in fiscal 1998, compared to $35.8 million in fiscal 1997 and $49.5 million in fiscal 1996. During fiscal 1998 approximately nine retail properties were sold
generating $14.9 million in cash proceeds.   Total purchases of property
and equipment have declined over the three year period and are expected to continue to decline in future periods due to the completion of many of the BASE projects. Management expects that total capital expenditures in the fiscal year ended March 27, 1999 will be approximately $21.0 million.

         Cash used in financing activities was $23.6 million in fiscal 1998, compared to cash provided by financing activities of $13.8 million in fiscal 1997 and $21.3 million in fiscal 1996. Proceeds from the sale of retail properties coupled with strong cash flows from operations allowed the Company to reduce its reliance on long-term borrowings, resulting in an improved long-term debt-to-equity ratio of .94:1 at March 28, 1998 compared to 1.17:1 at March 29, 1997.

CAPITAL STRUCTURE

         The following table summarizes the Company's capital structure for the last two fiscal years:

------------------------------------------------------------------------------------------------------------
                                                                 1998                          1997
------------------------------------------------------------------------------------------------------------
Average short-term borrowing during the year        $ 29,800,000        10.5%     $ 19,965,799        7.1%
Long-term debt at year-end                           112,444,327        39.7       130,609,321       46.4
Present value at year-end:
  Capital leases                                       1,765,995          .6         2,359,074         .8
  Operating leases:
     Used in operations                                8,885,000         3.1         5,321,587        1.9
     Subleased to others                              16,281,652         5.8        15,936,923        5.7
------------------------------------------------------------------------------------------------------------
Total debt capital                                   169,176,974        59.7       174,192,704       61.9
Shareholders' equity                                 114,192,251        40.3       107,257,574       38.1
------------------------------------------------------------------------------------------------------------
Total capitalization                                $283,369,225       100.0%     $281,450,278      100.0%
------------------------------------------------------------------------------------------------------------

         The Trading Value of the Class A Shares customarily is established annually by the Board of Directors during the first quarter of the fiscal year. Any change adopted by the Board becomes effective upon acceptance of the Trading Value by the Michigan Corporation, Securities and Land Development Bureau (the "Bureau"). The Trading Value of the Class A Shares was $11.30 per share at March 28, 1998. On June 17, 1998, the Company received notice from the Bureau that $12.30 per share had been accepted as the new Trading Value effective June 21, 1998.

         The Company paid quarterly dividends of $.0125 per share for each
of the past three fiscal years.   Dividends were $587,071 for the fiscal
year ended March 28, 1998. Certain loan agreements to which Spartan is a party contain covenants that, pursuant to financial ratios or formulas, restrict the incurrence of additional indebtedness, the payment of dividends or other distributions to shareholders, the payment of rebates or the redemption of shares of common stock in the event of a default of the agreement or in excess of permitted amounts.

         On July 15, 1997, the Articles of Incorporation of the Company were amended to increase the authorized capital stock from 2,000,000 to 20,000,000 shares of Class A common stock and from 500,000 to 5,000,000 shares of Class B common stock. The amendment also reduced the par value of the Class A common stock from $20 per share to $2 per share. On July 15, 1997, the Company also consummated a ten-for-one stock split pursuant to a share dividend payable to shareholders of record on May 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for the Company on March 28, 1999, however, early adoption is permitted. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. This SOP will be adopted on a prospective basis and its effect on future operations has not been determined.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The matters discussed in this report include forward-looking statements that describe the Company's plans, strategies, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "projects," "plans" or "believes" that a particular occurrence "may result" or "will likely result" or that a particular event "may occur" or "will likely occur" in the future, or similarly stated expectations. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Report on Form 10-K, there are many important factors that could cause actual results to be materially different from the Company's current expectations.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    INDEPENDENT AUDITORS' REPORT

    Board of Directors and Shareholders
    Spartan Stores, Inc.
    Grand Rapids, Michigan

    We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries as of March 28, 1998 and March 29, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Spartan Stores, Inc. and subsidiaries as of March 28, 1998, and March 29, 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 1998, in conformity with generally accepted accounting principles.




    /s/ Deloitte & Touche LLP
    Grand Rapids, Michigan
    June 10, 1998

                                   CONSOLIDATED BALANCE SHEETS

                              SPARTAN STORES, INC. AND SUBSIDIARIES

                                                                  MARCH 28,                   MARCH 29,
ASSETS                                                              1998                        1997
------                                                          ------------                ------------
CURRENT ASSETS
  Cash and cash equivalents                                     $ 37,026,640                $ 34,198,752
  Marketable securities                                           18,333,323                  17,605,880
  Accounts receivable                                             70,083,223                  67,045,013
  Refundable taxes on income                                       4,466,297                   6,127,753
  Inventories                                                     92,706,414                  85,209,192
  Prepaid expenses                                                 6,885,828                   6,863,225
  Deferred taxes on income                                         7,277,000                   5,751,000
                                                                ------------                ------------

  TOTAL CURRENT ASSETS                                           236,778,725                 222,800,815

OTHER ASSETS
  Notes receivable                                                 6,539,412                   6,353,405
  Other                                                            1,703,110                   1,568,893
                                                                ------------                ------------

  TOTAL OTHER ASSETS                                               8,242,522                   7,922,298

PROPERTY AND EQUIPMENT
  Land and improvements                                           33,098,220                  36,391,244
  Buildings                                                      136,496,867                 138,569,686
  Equipment                                                      138,663,310                 134,035,643
                                                                ------------                ------------

  TOTAL PROPERTY AND EQUIPMENT                                   308,258,397                 308,996,573

  Less accumulated depreciation and amortization                 147,146,529                 135,988,572
                                                                ------------                ------------

  NET PROPERTY AND EQUIPMENT                                     161,111,868                 173,008,001
                                                                ------------                ------------

TOTAL ASSETS                                                    $406,133,115                $403,731,114
                                                                ============                ============

See notes to consolidated financial statements.

                              CONSOLIDATED BALANCE SHEETS (CONTINUED)

                              SPARTAN STORES, INC. AND SUBSIDIARIES

                                                                  MARCH 28,                   MARCH 29,
LIABILITIES AND SHAREHOLDERS' EQUITY                                1998                        1997
------------------------------------                            ------------                ------------
CURRENT LIABILITIES
  Notes payable                                                 $ 38,500,000                $ 33,500,000
  Accounts payable                                                81,690,574                  78,130,484
  Rebates due to customers                                           215,025                   2,581,674
  Accrued payroll and benefits                                    13,447,559                  11,815,711
  Insurance reserves                                              15,799,160                  17,172,342
  Other accrued expenses                                          18,899,635                  12,739,253
  Current maturities of long-term debt                             5,890,177                   6,598,927
  Current obligation under capital lease                             654,600                     593,078
                                                                ------------                ------------

  TOTAL CURRENT LIABILITIES                                      175,096,730                 163,131,469

DEFERRED GAINS ON SALES OF PROPERTY AND EQUIPMENT                    644,389                     213,198

DEFERRED TAXES ON INCOME                                           3,750,000                   2,807,000

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                        4,784,200                   4,545,483

LONG-TERM DEBT                                                   106,554,150                 124,010,394

LONG-TERM OBLIGATION UNDER CAPITAL LEASE                           1,111,395                   1,765,996

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Class A common stock, voting, par value $2 a share;
    authorized 20,000,000 shares; outstanding 11,443,985
    and 12,032,850                                                22,887,970                  24,065,700
  Additional paid-in capital                                      16,431,937                  18,406,969
  Retained earnings                                               74,872,344                  64,784,905
                                                                ------------                ------------

  TOTAL SHAREHOLDERS' EQUITY                                     114,192,251                 107,257,574
                                                                ------------                ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $406,133,115                $403,731,114
                                                                ============                ============

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                              SPARTAN STORES, INC. AND SUBSIDIARIES

                                                                   YEAR ENDED
                                        ----------------------------------------------------------------
                                          MARCH 28,                 MARCH 29,               MARCH 30,
                                            1998                      1997                    1996
                                        --------------            --------------          --------------
NET SALES                               $2,489,249,469            $2,475,025,242          $2,554,687,929

LESS VOLUME INCENTIVE REBATES                                                                 15,576,939
                                        --------------            --------------          --------------

                                         2,489,249,469             2,475,025,242           2,539,110,990

COSTS AND EXPENSES
  Cost of sales                          2,234,164,773             2,238,364,428           2,295,129,609
  Operating and administrative             229,137,439               216,890,506             223,817,233
  Restructuring, reorganization and
    other charges                                                                             46,439,743
  Interest expense                          10,934,034                 9,700,440               9,600,177
  Interest income                           (3,324,089)               (3,609,410)             (4,111,032)
  (Gain) loss on sale of
    property and equipment                  (3,905,669)               (1,704,447)                402,855
                                        --------------            --------------          --------------

TOTAL COSTS AND EXPENSES                 2,467,006,488             2,459,641,517           2,571,278,585
                                        --------------            --------------          --------------

EARNINGS (LOSS) BEFORE INCOME
  TAXES (BENEFIT)                           22,242,981                15,383,725             (32,167,595)

INCOME TAXES (BENEFIT)                       8,009,000                 5,681,000             (10,500,000)
                                        --------------            --------------          --------------

NET EARNINGS (LOSS)                     $   14,233,981            $    9,702,725          $  (21,667,595)
                                        ==============            ==============          ==============

BASIC AND DILUTED
  NET EARNINGS (LOSS)
  PER CLASS A SHARE                     $         1.21            $          .80          $        (1.74)
                                        ==============            ==============          ==============




BASIC WEIGHTED AVERAGE
CLASS A SHARES                              11,785,263                12,136,708              12,438,659
                                        ==============            ==============          ==============

DILUTED WEIGHTED AVERAGE
CLASS A SHARES                              11,788,723                12,140,470              12,442,159
                                        ==============            ==============          ==============

See notes to consolidated financial statements.

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  SPARTAN STORES, INC. AND SUBSIDIARIES

                                                              CLASS A          ADDITIONAL          RETAINED
                                                           COMMON STOCK      PAID-IN CAPITAL       EARNINGS
                                                           ------------      ---------------       --------
Balance                     March 26, 1995                 $25,088,980        $17,473,010        $83,238,742

Class A common
  stock transactions        760,460 shares purchased        (1,520,920)        (3,165,335)        (2,904,751)

                            676,450 shares issued            1,352,900          5,314,797

Net loss                                                                                         (21,667,595)

Cash dividends              $.05 per share                                                          (623,117)

---------------------------------------------------------------------------------------------------------------

Balance                     March 30, 1996                  24,920,960         19,622,472         58,043,279

Class A common
  stock transactions        801,410 shares purchased        (1,602,820)        (4,367,053)        (2,355,162)

                            373,780 shares issued              747,560          3,151,550

Net earnings                                                                                       9,702,725

Cash dividends              $.05 per share                                                          (605,937)

---------------------------------------------------------------------------------------------------------------

Balance                     March 29, 1997                  24,065,700         18,406,969         64,784,905

Class A common
  stock transactions        895,256 shares purchased        (1,790,512)        (4,769,484)        (3,559,471)

                            306,391 shares issued              612,782          2,794,452

Net earnings                                                                                      14,233,981

Cash dividends              $.05 per share                                                          (587,071)

---------------------------------------------------------------------------------------------------------------


Balance                     March 28, 1998                 $22,887,970        $16,431,937        $74,872,344
                                                           ===========        ===========        ===========

See notes to consolidated financial statements.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                              SPARTAN STORES, INC. AND SUBSIDIARIES

                                                                          YEAR ENDED
                                                     ----------------------------------------------------
                                                       MARCH 28,           MARCH 29,           MARCH 30,
                                                         1998                1997                1996
                                                     ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                $ 14,233,981        $  9,702,725        $(21,667,595)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization                      21,639,466          20,175,210          19,224,433
    Rebates paid in common stock                                                                4,000,121
    Restructuring, reorganization and other charges                                            41,344,222
    Postretirement benefits other than pensions           238,717             444,000             107,306
    Deferred taxes on income                             (583,000)          4,035,000           1,194,000
    (Gain) loss on sale of property and equipment      (3,905,669)         (1,704,447)            402,855
    Change in assets and liabilities:
       Marketable securities                             (727,443)         (1,554,272)         (2,806,890)
       Accounts receivable                             (3,038,210)          1,399,563           6,358,071
       Refundable taxes on income                       1,661,456           4,147,084         (10,173,305)
       Inventories                                     (7,497,222)         (6,549,385)         10,330,922
       Prepaid expenses                                   (22,603)         (3,795,069)             99,410
       Accounts payable                                 3,560,090          (6,738,104)         (6,146,663)
       Rebates due to customers                        (2,366,649)          1,215,900            (570,867)
       Accrued payroll and benefits                     1,631,848           1,138,090             183,184
       Insurance reserves                              (1,373,182)         (1,312,318)           (635,043)
       Other accrued expenses                           6,160,382          (4,196,900)          1,633,999
                                                     ------------        ------------        ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES              29,611,962          16,407,077          42,878,160
                                                     ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                 (23,997,384)        (46,237,512)        (47,968,624)
  Proceeds from the sale of property and
    equipment                                          20,743,170           7,805,730           2,083,122
  Other                                                   (27,517)          2,624,384          (3,610,725)
                                                     ------------        ------------        ------------

NET CASH USED IN INVESTING ACTIVITIES                  (3,226,697)        (35,807,398)        (49,496,227)
                                                     ------------        ------------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in notes payable                              5,000,000          18,500,000          10,056,580
  Proceeds from long-term borrowings                    9,212,619          37,274,127          34,871,387
  Repayment of long-term debt                         (29,877,613)        (36,357,074)        (17,587,293)
  Reduction of obligation under capital lease            (593,079)           (582,136)           (541,235)
  Proceeds from sale of common stock                    3,407,234           3,899,110           2,667,576
  Common stock purchased                              (10,119,467)         (8,325,035)         (7,591,006)
  Dividends paid                                         (587,071)           (605,937)           (623,117)
                                                     ------------        ------------        ------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                (23,557,377)         13,803,055          21,252,892
                                                     ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           2,827,888          (5,597,266)         14,634,825
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                                 34,198,752          39,796,018          25,161,193
                                                     ------------        ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR             $ 37,026,640        $ 34,198,752        $ 39,796,018
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

FISCAL YEAR

The fiscal year of the Company ends on the last Saturday of March. The fiscal years ended March 28, 1998 and March 29, 1997 were comprised of fifty-two weeks. The fiscal year ended March 30, 1996 was comprised of fifty-three weeks.

FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, marketable securities, accounts and notes receivable, accounts payable, notes payable and long-term debt reported in the Consolidated Balance Sheets. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and notes receivable approximate fair value at March 28, 1998 and March 29, 1997 because of the short-term nature of these financial instruments.

At March 28, 1998, the estimated fair value of marketable securities exceeded cost by $24,235. As of March 29, 1997, costs of marketable securities exceeded fair value by $103,956.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES


At March 28, 1998 and March 29, 1997 the estimated fair value of the Company's long-term debt (including current maturities) exceeded the carrying value by approximately $763,000 and $860,000, respectively. The estimated fair value was based on anticipated rates available to the Company for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities as of March 28, 1998 and March 29, 1997 approximated the carrying value.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly-liquid investments with an original maturity of three months or less at the date of purchase.

ACCOUNTS RECEIVABLE

Accounts receivable include the current portion of notes receivable of $2,709,152 in 1998 and $3,772,303 in 1997 and are shown net of allowances for credit losses of $1,810,000 in 1998 and $3,160,000 in 1997.

INVENTORIES

Inventories are stated at the lower of cost or market using the LIFO (last-in, first-out) method. If replacement cost had been used, inventories would have been $45,400,000 and $45,000,000 higher at March 28, 1998 and March 29, 1997, respectively. During 1998, 1997 and 1996, certain inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory carried at lower costs prevailing in prior years as compared with the costs of purchases in these years, the effect of which increased income before taxes in 1998 and 1997 by $51,000 and $441,000, respectively and decreased the loss before tax benefit in 1996 by $480,000.

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

ACCOUNTS PAYABLE

Accounts payable include $18,267,488 and $15,522,845 at March 28, 1998 and March 29, 1997, respectively, of checks which have been issued and have not cleared the Company's controlled disbursing bank accounts.

INSURANCE RESERVES

Insurance reserves represent a provision for reported losses and incurred but not reported losses. Losses are recorded when reported and consist of individual case basis estimates. Incurred but not reported losses are estimated based on available historical information.

DEFERRED GAIN

Gain on sales and leaseback of certain real property and transportation equipment have been deferred and are being amortized as a reduction of rent expense over the lives of the leases.

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

EARNINGS PER SHARE

Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for options outstanding under the Company's stock option plan.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS NO. 130 establishes standards for the reporting and presentation of comprehensive income and its components. SFAS No. 131 establishes standards for defining operating segments and the reporting of certain information regarding operating segments. Because these statements only impact how financial information is disclosed in interim and annual reports, the adoption will have no impact on the Company's financial condition or results of operations. Both accounting standards are effective for the Company's fiscal year ended March 27, 1999.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for the Company on March 28, 1999, however, early adoption is permitted. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. This SOP will be adopted on a prospective basis and its effect on future operations has not been determined.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES


RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 presentation in order to conform to the 1998 presentation.

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

MARKETABLE SECURITIES

The amortized cost and estimated fair values of marketable securities available-for-sale as of March 28, 1998 and March 29, 1997 are shown below. Unrealized gains and losses as of March 28, 1998 and March 29, 1997 were not material.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES


                                                                        1998
                                                            ------------------------------
                                                                                ESTIMATED
                                                             AMORTIZED            FAIR
                                                               COST               VALUE
                                                            -----------        -----------
Securities available-for-sale:
        U.S. Treasury securities and obligations
            of U.S. government corporations
            and agencies                                    $ 7,158,325        $ 7,173,804
        Debt securities issued by
            foreign governments,
            corporations and agencies                        11,150,763         11,159,519
                                                            -----------        -----------

                                                            $18,309,088        $18,333,323
                                                            ===========        ===========

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
                                                            ===========        ===========

The amortized cost and estimated fair values of investments as of March 28, 1998, by contractual maturity, are shown below:

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



                                                                               ESTIMATED
                                                            AMORTIZED            FAIR
                                                              COST               VALUE
                                                           -----------        -----------
Due in one year or less                                    $ 5,454,812        $ 5,451,764
Due after one year
  through five years                                         9,062,186          9,049,219
Due after five years
  through ten years                                          3,792,090          3,832,340
                                                           -----------        -----------

                                                           $18,309,088        $18,333,323
                                                           ===========        ===========

NOTES RECEIVABLE

Notes receivable relate to loans to shareholder-customers used to develop new stores or expand or remodel existing stores. Loans are collateralized by the inventory, facilities or equipment financed and in some instances by the Company's Class A shares held by the shareholder-customer. Loans are made on a floating rate basis, based on the prime rate. Most loans carry interest rates from prime plus one-half percent to prime plus two percent. Maturity dates range to 2004 at March 28, 1998. Impaired notes total approximately $480,000 at March 28, 1998 and $2,400,000 at March 29, 1997,
including the current portion. The allowance for credit losses on accounts receivable at March 28, 1998 and March 29, 1997 includes $290,000 and $1,600,000, respectively, relating to impaired notes.

NOTES PAYABLE AND LONG-TERM DEBT

The Company has an unsecured $150 million credit agreement. This agreement is segregated into a short-term $70 million line of credit, a long-term $60 million revolving loan and a long-term $20 million single facility loan. The short-term $70 million line of credit provides for the issuance of letters of credit of which approximately $18,500,000 were outstanding and unused as of March 28, 1998. Notes payable included in current liabilities represent borrowings under the short-term line of credit. The line of

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



credit agreement requires the payment of interest at a negotiated rate at the date of the borrowing. The weighted average rates for 1998 and 1997 were 6.25% and 6.04%, respectively. The unused portion of the available lines of credit aggregates $30,199,500 at March 28, 1998.

The Company's long-term debt consists of the following:

                                                                     MARCH 28,                MARCH 29,
                                                                       1998                     1997
                                                                   ------------             ------------
9.3% Senior notes, unsecured, due
   December, 2004, annual principal
   payments of $2,000,000 due
   December 1                                                      $ 14,000,000             $ 16,000,000

9.11% Senior notes, unsecured, due
   December, 1999, annual principal
   payments of $1,500,000 due
   December 1                                                         3,000,000                4,500,000

7.27% Senior notes, unsecured, due
   February, 2003, annual principal
   payments of $2,000,000 due
   February 1                                                        10,000,000               12,000,000

Bank credit agreement, unsecured, interest
   rate negotiated daily, monthly and
   quarterly.  Due December 23, 1999                                 62,800,000               79,000,000

Variable Rate Promissory Notes, unsecured,
   due March 31, 1999, interest payable
   quarterly at 1% below the prime rate                              14,056,389               12,599,410

Other                                                                 8,587,938                6,509,911
                                                                   ------------             ------------
                                                                    112,444,327              130,609,321
Less current portion                                                  5,890,177                6,598,927
                                                                   ------------             ------------

Total long-term debt                                               $106,554,150             $124,010,394
                                                                   ============             ============

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



At March 28, 1998, long-term debt is due as follows:

          YEAR ENDING MARCH,
          ------------------
                1999                           $  5,890,177
                2000                             86,754,985
                2001                              4,249,357
                2002                              4,270,023
                2003                              4,290,995
                Later                             6,988,790
                                               ------------
                                               $112,444,327
                                               ============

Certain loan agreements contain covenants which include restrictions on additional indebtedness, payment of cash dividends (restricted to an additional $19,143,542 at March 28, 1998) and payment of cash rebates.

The Variable Rate Promissory Notes are issued under a note offering which permits the Company to sell notes with a total principal amount of $100,000,000. The notes are offered in minimum denominations of $1,000 and may be issued by the Company at any time. Issues will be redeemed on March 31 of every other calendar year after March 31, 1993. As of March 28, 1998, the Company may still issue $50,155,025 of the notes.

COMMITMENTS AND CONTINGENCIES

The Company has guaranteed payment of indebtedness to financial institutions aggregating $19.2 million at March 28, 1998 on behalf of certain customers. Additionally, the Company has guaranteed three leases by customers, two of which expire in 2012 with combined annual rentals of $444,500, and one of which expires in 2017 with an annual rental of $217,500.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



On August 21, 1996, the Attorney General for the State of Michigan filed an action in Michigan circuit court against the leading cigarette manufacturers operating in the United States, twelve wholesalers and distributors of tobacco products in Michigan (including three Company subsidiaries) and others seeking certain injunctive relief, the reimbursement of $4 billion in Medicaid and other expenditures incurred or to be incurred by the State of Michigan to treat diseases allegedly caused by cigarette smoking and punitive damages of $10 billion. During fiscal year 1998, three actions were filed in state courts in Tennessee and twenty-two actions were filed in state courts in Pennsylvania against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including a subsidiary of the Company. In the three Tennessee actions, one action was filed as a class action on behalf of the individual plaintiffs, one action was filed on behalf of the State of Tennessee and its taxpayers, and one action was filed by an individual plaintiff. All of the Pennsylvania actions were filed by individual plaintiffs. In these separate cases, the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. The Company believes that its subsidiaries have valid defenses to these legal actions. These actions are being vigorously defended. The Tennessee class action and individual plaintiff action already have been dismissed and a dismissal order is pending with respect to the action on behalf of the State of Tennessee and its taxpayers. All but one of the Pennsylvania actions have been dismissed without prejudice pursuant to a Dismissal and Tolling Agreement under which the defendants have agreed not to raise the defense of statute of limitations or laches if an action is filed by a plaintiff before April 1, 1999. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify the Company's subsidiaries from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of the Company.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES


LEASES

The Company and certain subsidiaries lease equipment and warehouse and store facilities. Many of these leases include renewal options. The following represents property which is leased under a capital lease and included in property and equipment:

                                                             MARCH 28,               MARCH 29,
                                                               1998                    1997
                                                             ----------              ----------
        Buildings                                            $7,300,000              $7,300,000
        Less accumulated amortization                         6,563,456               6,268,838
                                                             ----------              ----------

        Net buildings                                        $  736,544              $1,031,162
                                                             ==========              ==========

Amortization of property under the capital lease was $294,618, in 1998, 1997, and 1996.

Future minimum obligations under the capital lease in effect at March 28, 1998 are as follows:

                                                                                       USED IN
        YEAR ENDING MARCH,                                                            OPERATIONS
        ------------------                                                            ----------
                1999                                                                  $  793,872
                2000                                                                     793,872
                2001                                                                     396,937
                                                                                      ----------

        Total future minimum obligations                                               1,984,681
        Less interest                                                                    218,686
                                                                                      ----------
        Present value of net future minimum obligations                                1,765,995
        Less current portion                                                             654,600
                                                                                      ----------

        Long-term obligations                                                         $1,111,395
                                                                                      ==========

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



Future minimum obligations under operating leases in effect at March 28, 1998 are as follows:

      YEAR ENDING                     USED IN             SUBLEASED
         MARCH,                      OPERATIONS           TO OTHERS              TOTAL
      -----------                    ----------          -----------          -----------
         1999                        $4,240,778          $ 2,302,432          $ 6,543,210
         2000                         3,180,687            2,302,432            5,483,119
         2001                         1,640,042            2,240,752            3,880,794
         2002                           476,062            2,164,462            2,640,524
         2003                           157,276            1,927,381            2,084,657
         Later                           13,236           12,800,852           12,814,088
                                     ----------          -----------          -----------
Total future minimum
    obligations                      $9,708,081          $23,738,311          $33,446,392
                                     ==========          ===========          ===========

Rental expense under those leases which are classified as operating leases amounted to $8,400,000, $9,690,000 and $11,030,000 in 1998, 1997 and 1996,
respectively.

One of the Company's subsidiaries leases retail store facilities to non-related entities. Of the stores leased, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. Substantially all of the leases provide for minimum and contingent rentals.

Owned assets, included in property and equipment, which are leased to others are as follows:

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



                                                        MARCH 28,                MARCH 29,
                                                          1998                     1997
                                                       -----------              -----------
        Land and improvements                          $15,100,926              $18,618,760
        Buildings                                       58,116,191               57,836,784
                                                       -----------              -----------

                                                        73,217,117               76,455,544

        Less accumulated depreciation                   15,341,306               16,100,102
                                                       -----------              -----------

        Net land and buildings                         $57,875,811              $60,355,442
                                                       ===========              ===========

Future minimum rentals under operating leases in effect at March 28, 1998 are as follows:

      YEAR ENDING                OWNED                 LEASED
         MARCH,                 PROPERTY              PROPERTY              TOTAL
      -----------             ------------           -----------        ------------
         1999                 $  7,809,742           $ 2,414,519        $ 10,224,261
         2000                    7,457,199             2,414,519           9,871,718
         2001                    7,295,041             2,347,868           9,642,909
         2002                    7,038,908             2,268,747           9,307,655
         2003                    6,833,393             2,022,037           8,855,430
         Later                  65,843,717            13,465,411          79,309,128
                              ------------           -----------        ------------

Total future minimum
    rentals                   $102,278,000           $24,933,101        $127,211,101
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

The following information sets forth the Company's defined benefit pension plans' significant actuarial assumptions:

                                                          1998        1997        1996
Weighted average discount rate                            7.00%       7.50%       7.00%
Rate of increase in future compensation levels            4.75%       4.75%       4.75%
Long-term rate of return on assets                        9.00%       9.00%       8.75%

The following table sets forth the Company's defined benefit pension plans' funded status and the amounts recognized in the Company's financial statements:

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



                                                               MARCH 28,            MARCH 29,
                                                                 1998                 1997
                                                             ------------         ------------
Date of actuarial valuation                                  March 31, 1997       March 31, 1996
Actuarial present value of accumulated
   benefit obligations:
       Vested                                                $ 36,177,656         $ 30,832,302
       Total                                                   37,688,772           32,077,675
                                                             ------------         ------------

Projected benefit obligation                                  (52,553,318)         (44,707,977)
Plan assets at fair value                                      50,929,661           38,952,059
                                                             ------------         ------------

Projected benefit obligation in excess of
   plan assets                                                 (1,623,657)          (5,755,918)
Unrecognized net (gain) loss                                   (3,152,866)           1,324,133
Unrecognized prior service cost                                 1,827,109            1,954,044
Initial net credit at April 1, 1987 being
   amortized over 19 years                                         42,373               47,670
                                                             ------------         ------------

Pension liability                                           ($  2,907,041)        $ (2,430,071)
                                                             ============         ============

Net pension expense included the following components:

                                                           1998              1997              1996
                                                        -----------       -----------       -----------
Service cost                                            $ 2,014,359       $ 2,214,766       $ 1,644,379
Interest cost                                             3,335,534         3,121,058         2,747,457
Actual return on plan assets                            (11,785,386)       (3,579,463)       (5,583,071)
Net amortization and deferral                             8,642,024         1,011,568         3,132,667
                                                        -----------       -----------       -----------

Net pension expense                                     $ 2,206,531       $ 2,767,929       $ 1,941,432
                                                        ===========       ===========       ===========

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



Subsequent to March 28, 1998, the Company's non-contributory defined benefit pension plan was amended to become a cash-balance non-contributory defined benefit pension plan.

Matching contributions made by the Company to salary reduction defined contribution pension plans aggregated $1,600,000, $1,371,000 and $1,188,000 in 1998, 1997 and 1996, respectively.

In addition to the plans described above, the Company participates in several multi-employer and other defined contribution plans for substantially all associates covered by collective bargaining agreements. The expense for these plans aggregated approximately $4,932,000 in 1998, $4,740,000 in 1997 and $5,025,000 in 1996.

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

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Spartan Stores, Inc. and certain subsidiaries provide health care benefits to retired associates who have at least ten years of service and have attained age fifty-five, and who are not covered by collective bargaining arrangements during their employment (covered associates). Qualified covered associates retiring prior to April 1, 1992, receive major medical insurance with deductible and coinsurance provisions until age sixty-five and medicare supplemental benefits thereafter. Covered associates retiring after April 1, 1992, are eligible for monthly postretirement health care benefits of five dollars multiplied by the associate's years of service.
This benefit is in the form of a credit against the monthly insurance premium. The balance of the premium is paid by the retiree. From April 1, 1992 through December 31, 1997 the Company supplemented the retiree portion of the premium which was reflected in the computation of the postretirement benefit liability. Effective January 1, 1998, the Company began charging retirees for 100% of the retiree portion of the medical cost resulting in the prior service cost adjustment.

The Company accrues the estimated cost of retiree benefit payments, other than pensions, during the employee's active service period.

The accumulated postretirement benefit obligation is as follows:

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



                                                               MARCH 28,              MARCH 29,
                                                                 1998                   1997
                                                              -----------             ----------
Retired participants                                          $ 2,153,593             $2,215,302
Other fully eligible participants                                 862,913                994,641
Other active participants                                       1,822,379              2,585,826
                                                              -----------             ----------

Accumulated postretirement benefit
    obligation                                                  4,838,885              5,795,769
Prior service cost                                              1,383,039
Unrecognized (gain) loss                                       (1,437,724)             1,250,286
                                                              -----------             ----------

Postretirement benefit liability                              $ 4,784,200             $4,545,483
                                                              ===========             ==========

Postretirement health care expense consisted of the following components:

                                                                      1998              1997
                                                                    --------          --------
Service cost-benefits earned during the period                      $170,911          $294,630
Interest cost on the accumulated postretirement
    benefit obligation                                               311,168           393,971
Net amortization and deferral                                        (30,766)           50,532
                                                                    --------          --------

Periodic postretirement benefit cost                                $451,313          $739,133
                                                                    ========          ========

The Company continues to fund these benefits as incurred. Payment of these benefits was $212,596, $295,133 and $463,194 in 1998, 1997 and 1996,
respectively.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5% for the fiscal year ended March 28, 1998 and remains at that level thereafter. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by 2% and the periodic postretirement benefit cost by 1.3%.

The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7.0% in 1998 and 1997, respectively.

TAXES ON INCOME

The income tax provision (benefit) is summarized as follows:

                                             MARCH 28,            MARCH 29,            MARCH 30,
                                               1998                 1997                 1996
                                            ----------           ----------          ------------
Currently payable (refundable)              $8,592,000           $1,646,000          $(11,694,000)
Net deferred                                  (583,000)           4,035,000             1,194,000
                                            ----------           ----------          ------------

                                            $8,009,000           $5,681,000          $(10,500,000)
                                            ==========           ==========          ============

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                                   1998           1997             1996
                                                   ----           ----             ----
Statutory income tax rate                          35.0%          35.0%           (34.0)%
Amortization of goodwill                             .1            2.4              4.5
Research and development credit                                                    (2.5)
Other                                                .9            (.5)             (.6)
                                                   ----           ----            -----

Effective income tax rate                          36.0%          36.9%           (32.6)%
                                                   ====           ====            =====

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



Deferred tax assets and liabilities resulting from temporary differences and carry forwards as of March 28, 1998 and March 29, 1997 are as follows:

                                                                         1998                  1997
                                                                      -----------           -----------
Deferred tax assets:
   Employee benefits                                                  $ 5,598,245           $ 5,159,341
   Depreciation                                                         1,119,330             2,618,504
   Inventory                                                            1,231,200             1,485,413
   Accounts receivable                                                    630,000               962,500
   Lease transactions                                                     494,000               637,000
   Insurance reserves                                                     557,165               787,266
   Research & development credit                                        2,729,909
   All other                                                              441,710             1,108,098
                                                                      -----------           -----------
Total deferred tax assets                                              12,801,559            12,758,122
                                                                      -----------           -----------
Deferred tax liabilities:
   Depreciation                                                         7,053,895             8,217,630
   Inventory                                                            1,040,199               415,577
   All other                                                            1,180,465             1,180,915
                                                                      -----------           -----------

Total deferred tax liabilities                                          9,274,559             9,814,122
                                                                      -----------           -----------

Net deferred tax asset                                                $ 3,527,000           $ 2,944,000
                                                                      ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Payments for interest and income taxes were as follows:

                                                 1998             1997            1996
                                              -----------      ----------      -----------
        Interest                              $11,264,484      $8,916,115      $10,085,527
        Income taxes                            3,618,017       2,185,507        4,755,049

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



During 1998, the Company entered into a $2,500,000 note payable for the purchase of a distribution center.

SHAREHOLDERS' EQUITY

The Company's Articles of Incorporation provide that the Board of Directors may at any time, and from time to time, provide for the issuance of up to 5,000,000 shares of Class B common stock in one or more series, each with such designations, and, relative to the Class A common stock and to other series of Class B common stock, such voting, distribution, dividend and other rights and restrictions as shall be stated in the resolution(s) providing for the issuance thereof. At March 28, 1998, there were no Class B shares outstanding.

Under the Company's Bylaws the Board of Directors establishes the price at which the Company issues and purchases its Class A common stock (the "Trading Value").

The Company's shareholder-customers are required to own Class A common stock of the Company in an amount relative to their purchases up to a maximum of $125,000 of common stock per store. Spartan Stores, Inc.
sells its common stock to new customers and prior to February 4, 1996 issued common stock in partial payment of volume incentive rebates. The current Company policy is to redeem, at the request of the shareholder, stock held in excess of the required investment. This policy does not create or evidence any obligation on the Company's behalf and the Board of Directors may revise or terminate the policy at any time. At March 28, 1998, there were 8,362,000 shares outstanding in excess of the maximum requirement.

The Company has a shareholder approved stock option plan covering 500,000 shares of the Company's Class A common stock. The plan provides for the granting of incentive stock options as well as non-qualified stock options to corporate officers. The Company accounts for stock option grants in accordance with Accounting Principles Bulletin Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the Trading Value. Options must be exercised within ten years of the date of grant. The authorization to grant options under the plan terminates on October 31, 2001.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



The Company's stock option grants vest immediately. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net earnings (loss) and earnings per share would have been adjusted to the pro forma amounts indicated as follows:


                                                          1998               1997              1996
                                                       -----------        ----------       ------------
Net earnings (loss) as reported                        $14,233,981        $9,702,725       $(21,667,595)
Net earnings (loss)
  Pro forma                                             14,111,065         9,622,161        (21,705,869)

Basic & diluted earnings (loss) per share -
  as reported                                          $      1.21        $      .80       $      (1.74)
Basic & diluted earnings (loss)
  Per share - Pro forma                                $      1.20        $      .79       $      (1.75)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         1998              1997              1996
                                        -------           -------           -------
Dividend yield                             .11%              .12%              .13%
Expected volatility                       7.60%             5.04%             7.51%
Risk-free interest rate                   6.88%             6.82%             6.36%
Expected life of option                 10 yrs.           10 yrs.           10 yrs.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



                                                                              WEIGHTED          FAIR VALUE
                                                         SHARES               AVERAGE           OF OPTIONS
                                                      UNDER OPTION         EXERCISE PRICE        GRANTED
                                                      ------------         --------------       ----------
OPTIONS OUTSTANDING AT MARCH 25, 1995                    30,000                $ 8.83
Granted                                                  13,000                 10.00             $4.53
                                                        -------                ------             -----

OPTIONS OUTSTANDING AT MARCH 30, 1996                    43,000                $ 9.19
Granted                                                  13,000                 10.50             $5.00
Terminated                                              (17,000)                 9.50
                                                        -------                ------             -----

OPTIONS OUTSTANDING AT MARCH 29, 1997                    39,000                $ 9.49
Granted                                                  12,000                 11.30             $5.43
Exercised                                               (24,000)                 9.72
                                                        -------                ------             -----

OPTIONS OUTSTANDING AT MARCH 28, 1998                    27,000                $10.09
                                                        -------                ------

OPTIONS EXERCISABLE AT MARCH 28, 1998                    27,000                $10.09
                                                        -------                ------

                                                                                   WEIGHTED AVERAGE
                                                                                      REMAINING
                        EXERCISE PRICES                  OUTSTANDING            CONTRACTUAL LIFE (YRS.)
                        ---------------                  -----------            -----------------------
                         $       8.40                       3,000                       4.1
                                 8.80                       3,000                       5.2
                                 9.30                       3,000                       6.1
                                10.00                       5,000                       7.1
                                10.50                       5,000                       8.1
                                11.30                       8,000                       9.2
                         ------------                      ------                       ---
                         $8.40-$11.30                      27,000                      7.26

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



The Company has a shareholder-approved stock bonus plan covering 500,000 shares of the Company's Class A common stock. Under the provisions of this plan, officers and certain key employees of the Company may elect to receive a portion of their annual bonus in Class A shares rather than cash and will be granted additional shares of stock worth thirty percent of the portion of the bonus they elect to receive in stock. The value of shares issued under the plan is the Trading Value. At March 28, 1998, 410,690 shares remained unissued under the plan.

An associate stock purchase plan approved by the shareholders covers 500,000 shares of the Company's Class A common stock. The plan provides that associates of the Company and its subsidiaries may purchase shares at the Trading Value. At March 28, 1998, 479,157 shares remained unissued under the plan.

On May 28, 1997, the Board of Directors approved an Amendment to the Articles of Incorporation to increase the authorized capital stock from 2,000,000 to 20,000,000 shares of Class A common stock and 500,000 to 5,000,000 shares of Class B common stock and authorized a ten-for-one stock split for shareholders of record on May 31, 1997. The amendment also reduced the par value of the Class A common stock from $20 per share to $2 per share. Accordingly, share and per share amounts have been restated throughout the consolidated financial statements.

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



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

The following table sets forth, for each of the last three fiscal years, information required by Financial Accounting Standards Board, Statement No. 14, "Financial Reporting for Segments of a Business Enterprise":

                                                1998                  1997                   1996
                                           --------------        --------------         --------------
NET SALES

        Distribution                       $2,461,405,939        $2,446,409,470         $2,530,111,284
                                                    98.88%                98.84%                 99.04%
        Insurance                              15,943,559            16,620,923             16,135,365
                                                      .64%                  .67%                   .63%
        Real estate and finance                11,899,971            11,994,849              8,441,280
                                                      .48%                  .49%                   .33%
        Total                              $2,489,249,469        $2,475,025,242         $2,554,687,929
                                           ==============        ==============         ==============
                                                    100.0%                100.0%                 100.0%
                                           ==============        ==============         ==============

OPERATING EARNINGS (LOSS)

        Distribution                       $   18,758,166        $   14,205,200         $  (31,464,572)
        Insurance                               3,592,234             3,881,823              2,890,739
        Real estate and finance                 5,678,637             2,005,782                984,581
                                           --------------        --------------         --------------
        Total operating earnings (loss)        28,029,037            20,092,805            (27,589,252)

        Interest (net)                         (5,786,056)           (4,709,080)            (4,578,343)
                                           --------------        --------------         --------------
        Earnings (loss) before taxes
          on income                        $   22,242,981        $   15,383,725         $  (32,167,595)
                                           ==============        ==============         ==============

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SPARTAN STORES, INC. AND SUBSIDIARIES



                                                  1998                   1997                   1996
                                              ------------           ------------           ------------
ASSETS IDENTIFIED TO SEGMENTS

        Distribution                          $338,042,665           $323,743,990           $345,649,449
        Insurance                               29,832,607             28,723,527             26,405,013
        Real estate and finance                 66,320,011             74,302,366             55,128,402
        Less eliminations                      (28,062,168)           (23,038,769)           (39,731,451)
                                              ------------           ------------           ------------

        Total                                 $406,133,115           $403,731,114           $387,451,413
                                              ============           ============           ============

DEPRECIATION AND AMORTIZATION

        Distribution                          $ 18,902,042           $ 17,722,415           $ 17,182,016
        Insurance                                  153,137                181,905                258,686
        Real estate and finance                  2,584,287              2,270,890              1,783,731
                                              ------------           ------------           ------------

        Total                                 $ 21,639,466           $ 20,175,210           $ 19,224,433
                                              ============           ============           ============

CAPITAL EXPENDITURES

        Distribution                          $ 20,482,773           $ 22,478,047           $ 38,858,158
        Insurance                                  425,136                126,596                201,677
        Real estate and finance                  3,089,475             23,632,869              8,908,789
                                              ------------           ------------           ------------

        Total                                 $ 23,997,384           $ 46,237,512           $ 47,968,624
                                              ============           ============           ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The names, ages, and principal occupations of directors, nominees for director, and executive officers of Spartan as of June 13, 1998, are set forth below.

                                             POSITION AND PRINCIPAL
    NAME AND AGE                         OCCUPATION FOR LAST FIVE YEARS

    Donald J. Koop (61)                 Chairman of the Board since 1989
                                           and director  since 1985;
                                           Chairman of the Board, Family
                                           Fare Inc. (retail grocery
                                           chain)

    Russell H. VanGilder, Jr. (64)      Vice Chairman of the Board since
                                           1992 and director since 1970;
                                           Chairman of the Board, V.G.'s
                                           Food Center, Inc. (retail
                                           grocery chain)

    Roger L. Boyd (51)                  Secretary of the Board since 1993
                                           and director since 1992;
                                           President and General Manager,
                                           Bob's Market House, Inc.
                                           (retail grocery store);
                                           President and General Manager,
                                           Hillsdale Market House, Inc.
                                           (retail grocery store)

    James G. Buick (65)                 Director since 1995; Retired;
                                           Former President and Chief
                                           Executive Officer, The
                                           Zondervan Corporation (1984 to
                                           1993) (producer and distributor
                                           of Christian books and gifts)

    John S. Carton (57)                 Director since 1995; Chairman of
                                           the Board, Pine View Golf Club,
                                           Inc., and Turfside, Inc. (golf
                                           course and restaurant)

    Glen A. Catt (50)                   Director since 1988; President and
                                           Chief Executive Officer, Glen's
                                           Markets, Inc. (retail grocery
                                           chain)

                                             POSITION AND PRINCIPAL
    NAME AND AGE                         OCCUPATION FOR LAST FIVE YEARS

    Ronald A. DeYoung (64)              Director since 1974; President,
                                           Great Day, Inc. (retail grocery
                                           chain)

    Parker T. Feldpausch (66)           Director since 1990; President,
                                           G & R Felpausch Co. (retail
                                           grocery chain)

    Martin P. Hill (53)                 Director since 1996; President,
                                           Harding & Hill, Inc. (retail
                                           grocery chain); Director,
                                           Secretary and Treasurer,
                                           Harding's Markets - West, Inc.
                                           (retail grocery chain)

    Dan R. Prevo (48)                   Director since 1996; President,
                                           Prevo's Family Market, Inc.
                                           (retail grocery chain)

    James B. Meyer (52)                 Chief Executive Officer since July
                                           1997; President and director
                                           since August 1996; Chief
                                           Operating Officer from August
                                           1996 to July 1997; Treasurer
                                           since 1994; Senior Vice
                                           President Corporate Support
                                           Services from June 1994 to
                                           August 1996; Chief Financial
                                           Officer and Assistant Secretary
                                           from October 1990 to August
                                           1996; Senior Vice President
                                           from 1981 to 1994

    Charles B. Fosnaugh (48)            Vice President Development since
                                           April 1998; Senior Vice
                                           President Business Development
                                           and Finance from  September
                                           1996 to April 1998; Senior Vice
                                           President Business Development
                                           from July 1994 to September
                                           1996; Vice President Business
                                           Development from 1990 to 1994;
                                           President, Market Development
                                           Corporation since 1990;
                                           President, Valuland Inc. since
                                           1992

                                             POSITION AND PRINCIPAL
    NAME AND AGE                         OCCUPATION FOR LAST FIVE YEARS

    David deS. Couch (47)               Vice President Information
                                           Technology since May 1996;
                                           Director of Management
                                           Information Services from
                                           December 1991 to May 1996

    Michael D. Frank (46)               Vice President Logistics since
                                           July 1997; Vice President
                                           Distribution, Associated
                                           Wholesale Grocers, Inc. from
                                           1987 to July 1997 (supermarket
                                           cooperative)

    J. Kevin Schlosser (48)             Vice President Sales since
                                           September 1997; Director of
                                           Team Sales, RJR Nabisco Food
                                           Groups, Inc. from
                                           September 1985 to September
                                           1997 (tobacco and food company)

    Alex J. DeYonker (48)               General Counsel and Assistant
                                           Secretary since May 1995;
                                           partner of Warner Norcross &
                                           Judd LLP since 1988 (law firm)

         Directors are elected at annual meetings of shareholders and hold office for a term of three years and until their successors are elected and qualified. Annual elections of directors are held to elect approximately one-third of the members of the Board. Ms. Dorothy A. Johnson resigned from the Board of Directors on February 26, 1998. The terms of Messrs. Boyd, Carton, DeYoung, and Koop expire in 1998; Messrs. Buick, Hill, Prevo, and VanGilder expire in 1999; and Messrs. Catt, Feldpausch and Meyer expire in 2000. The election of directors will be held at the Annual Meeting of Shareholders currently scheduled to be held on September 24, 1998.
Nominees for election to the Board of Directors are Messrs. Boyd, Carton, DeYoung, and Koop. Executive officers are appointed by the Board of Directors at its organizational meeting following each annual meeting of shareholders and serve until their successors are appointed.

         Because the Company's capital stock is not registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended, the directors, officers, and persons owning greater than 10 percent of any class of the Company's equity securities are not subject to Section 16 of that act.

ITEM 11. EXECUTIVE COMPENSATION

    SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION.

         The following table sets forth the cash and non-cash compensation earned during the fiscal years ended March 28, 1998 (52 weeks), March 29, 1997 (52 weeks) and March 30, 1996 (53 weeks) by the persons who served as the Chief Executive Officer of Spartan during the last completed fiscal year, and the four most highly compensated executive officers (other than the Chief Executive Officer) of Spartan at the end of the last completed fiscal year.

                              SUMMARY COMPENSATION TABLE
                                                                          LONG-TERM
                                                                         COMPENSATION
                                                                            AWARDS
                                                                         ------------
                                                                          NUMBER OF
                                                                          SECURITIES        ALL OTHER
   NAME AND                                     ANNUAL COMPENSATION       UNDERLYING         COMPEN-
   PRINCIPAL                     FISCAL         -------------------         OPTIONS          SATION
   POSITION                       YEAR         SALARY       BONUS<F1>        <F2>             <F3>
   ---------                     ------        ------       ---------    ------------       ---------
James B. Meyer                    1998        $350,494      $106,712         4,000             $6,348
(President and Chief              1997         308,250        24,500         2,000              6,348
Executive Officer)                1996         231,995        37,375         2,000              4,832

Patrick M. Quinn <F4>             1998        $206,910            $0         4,000            $40,905
(Former Chief Executive           1997         373,150        37,497         4,000            108,833
Officer)                          1996         353,658        75,000         4,000            107,317

Charles B. Fosnaugh               1998        $195,330       $52,555         2,000             $5,921
(Vice President                   1997         190,640        18,688         2,000              5,921
Development)                      1996         182,940        37,375         2,000              4,405

Dennis J. Otto <F5>               1998        $142,410            $0         1,000           $149,134
(Former Vice President            1997         132,000         9,000         1,000              6,478
Sales and Marketing)              1996         113,375        19,350         1,000              4,052

David deS. Couch                  1998        $127,214       $35,602         1,000             $6,027
(Vice President                   1997         120,330         7,500           100              6,824
Information Technology)           1996         101,975        15,000             0              3,934

Michael D. Frank                  1998         $88,920       $35,847             0             $3,009
(Vice President Logistics)        1997             N/A           N/A           N/A                N/A
                                  1996             N/A           N/A           N/A                N/A

------------------

<F1> The amounts listed in this column include bonus amounts elected under the 1991 Stock Bonus Plan, as amended, plus an amount equal to 30 percent of such bonus amounts to be received in Class A Shares. The amounts listed in this column also include cash bonuses accrued in fiscal year 1998 and paid in the following year pursuant to the Company's Annual Incentive Plan.

<F2> All reported awards were under the 1991 Stock Option Plan, as amended (the "1991 Stock Option Plan"), and have been adjusted to reflect the results of the Stock Split. These awards have vested and are exercisable at the date of grant.

<F3> The compensation listed in this column for fiscal year 1998 consists of: (i) amounts paid by Spartan for split dollar and term life insurance; (ii) Spartan's matching contributions under its Savings Plus Plan; and (iii) amounts paid or accrued in connection with retirement or termination of employment. Supplemental Executive Retirement Plan. The amounts included for each such factor for fiscal year 1998 are:

                                  (i)      (ii)       (iii)
                                ------    ------     -------
          Mr. Meyer             $1,598    $4,750          $0
          Mr. Quinn              2,611     4,250      34,044
          Mr. Fosnaugh           1,171     4,750           0
          Mr. Otto               1,808     4,256     143,070
          Mr. Couch              2,074     3,953           0
          Mr. Frank              3,009         0           0

<F4>      Mr. Quinn retired from Spartan on July 15, 1998.

<F5>      Mr. Otto resigned from Spartan on May 25, 1998.

STOCK OPTIONS

         Under the 1991 Stock Option Plan, options to purchase Class A Shares may be granted to officers of Spartan. The following tables set forth information concerning stock options granted under the 1991 Stock Option Plan during the fiscal year ended March 28, 1998, to the named executive officers and the unexercised options held by them as of the end of the fiscal year.

                              OPTION GRANTS IN LAST FISCAL YEAR <F1>
                       INDIVIDUAL GRANTS
---------------------------------------------------------------------------
                                            PERCENT                                    POTENTIAL
                               NUMBER       OF TOTAL                              REALIZABLE VALUE AT
                                 OF         OPTIONS                                  ASSUMED ANNUAL
                             SECURITIES    GRANTED TO                             RATES OF STOCK PRICE
                             UNDERLYING    EMPLOYEES    EXERCISE     EXPIRA-          APPRECIATION
                              OPTIONS      IN FISCAL    PRICE PER     TION           FOR OPTION TERM
      NAME                    GRANTED        YEAR         SHARE       DATE          5%            10%
      ----                    -------      ---------      -----      ------        ----          -----
James B. Meyer                 4,000         33.33%       $11.30     5/2007       $28,428       $72,036
Patrick M. Quinn               4,000         33.33         11.30     5/2007        28,428        72,036
Charles B. Fosnaugh            2,000         16.66         11.30     5/2007        14,214        36,018
Dennis J. Otto                 1,000          8.33         11.30     5/2007         7,107        18,009
David deS. Couch               1,000          8.33         11.30     5/2007         7,107        18,009
Michael D. Frank                   0           N/A           N/A        N/A           N/A           N/A

---------------
<F1>     The per share exercise price of each option equals the Trading Value of the Class A Shares effective as of June 22, 1997, as adjusted for the Stock Split. All options were granted for a term of 10 years. Options terminate, subject to limited exercise provisions, in the event of death, retirement, or other termination of employment. All options are exercisable at the date of grant. The exercise price of the options may be paid in cash, by delivering Class A Shares which are already owned by the option holder, or any combination thereof.

                              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                   AND FISCAL YEAR-END OPTION VALUES
                                                              NUMBER OF
                                                              SECURITIES                 VALUE OF
                                                              UNDERLYING                UNEXERCISED
                                                              UNEXERCISED               IN-THE-MONEY
                                                              OPTIONS AT                 OPTIONS AT
                        NUMBER OF SHARES                    FISCAL YEAR-END          FISCAL YEAR-END <F1>
                            ACQUIRED     VALUE              ---------------          --------------------
     NAME                 ON EXERCISE   REALIZED      EXERCISABLE   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
     ----                 -----------   --------      -----------   -------------  -----------  -------------
James B. Meyer                   0      $     0         14,000            0         $ 19,000      $     0
Patrick M. Quinn            20,000       38,000              0            0                0            0
Charles B. Fosnaugh              0            0          9,000            0           11,600            0
Dennis J. Otto <F2>              0            0          3,000            0            2,100            0
David deS. Couch                 0            0          1,000            0                0            0
Michael D. Frank                 0            0              0            0                0            0

----------------
<F1> Represents the difference between the exercise price of the options for the Class A Shares and the Trading Value of $11.30 per share at fiscal year-end.

<F2> All options held by Mr. Otto were exercised upon his resignation from
     Spartan on May 25, 1998.

EMPLOYMENT AGREEMENTS

          The officers of Spartan are appointed annually by and serve at the pleasure of the Board of Directors or the Chief Executive Officer. Except for Mr. Meyer, Spartan has not entered into any employment agreement with any officer.

          On August 14, 1996, the Board of Directors appointed Mr. Meyer President and Chief Operating Officer of Spartan, and as of that date Mr.
Meyer entered into an employment agreement with Spartan. Under the employment agreement, Mr. Meyer's annual base salary is to be and has been revised upon mutual agreement of Spartan and Mr. Meyer on a year-to-year basis. Under the employment agreement, Spartan provides Mr. Meyer with an automobile and certain other fringe benefits. The employment agreement may be terminated upon mutual agreement, upon Mr. Meyer's death or disability, by either party at its option upon 90 days' written notice to the other, for cause, or upon certain other events. Upon termination by Spartan for any reason other than for cause or Mr. Meyer's death or disability, or upon termination by Mr. Meyer for good reason, Mr. Meyer will receive life, health, accident, and dental insurance benefits and an amount equal to his current salary for one year after the date of severance. In addition, all options held by Mr. Meyer to acquire Class A Shares will immediately vest and become exer-cisable for 90 days after the date of severance, all risks of forfeiture appli-cable to any restricted stock granted to Mr. Meyer will lapse and no longer apply, and Spartan will purchase and transfer to Mr. Meyer the automobile then furnished to him.

PENSION PLAN

          Prior to April 1, 1998, the noncontributory, defined benefit plans of Spartan (the "Pension Plan") provided benefits to Associates upon retirement determined primarily by average final compensation. Effective as of April 1, 1998, the benefit formula was redesigned, utilizing a cash balance approach which does not provide benefits determined primarily by average final compensation.

                          PENSION PLAN BEFORE APRIL 1, 1998

          The following table illustrates estimated annual benefits payable under the Pension Plan to Associates upon retirement, assuming retirement at age 65, including the amounts attributable to the Supplemental Executive Retirement Plan of Spartan which provides nonqualified deferred compensation to participants, including benefits that would otherwise be denied participants by reason of certain limitations on qualified defined benefit plans and the Internal Revenue Code of 1986, as amended.

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

                                   PENSION PLAN TABLE
    AVERAGE
  REMUNERATION                                    YEARS OF BENEFIT SERVICE
----------------     ---------------------------------------------------------------------------------
                        5              10             15              20              25          30
                        -              --             --              --              --          --
   $100,000          $ 8,300        $16,600        $ 24,890        $ 33,190        $ 41,400   $ 49,790
    200,000           17,550         35,100          52,640          70,190          87,740    105,290
    300,000           26,800         53,600          80,390         107,190         133,990    160,790
    400,000           36,050         72,100         108,140         144,190         180,240    216,290
    500,000           45,300         90,600         135,890         181,190         226,490    271,790

          The compensation shown under the heading "Annual Compensation" in the Summary Compensation Table on page 52 is representative of the most recent calendar year compensation used in calculating average remuneration for the Spartan Pension Plan. Credited years of service of the named executive officers under the Spartan Pension Plan as of March 28, 1998, are:

                                           CREDITED YEARS OF SERVICE
                                           -------------------------
                James B. Meyer                       25
                Patrick M. Quinn                     13
                Charles B. Fosnaugh                   8
                Dennis J. Otto                        8
                David deS. Couch                     12
                Michael D. Frank                      -

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

          The basic pension benefit is an annual benefit, paid in equal monthly installments. For benefits accrued as of March 31, 1998, the annual benefit is equal to the sum of (i) 1.2 percent of the participant's annual compensation plus 0.65 percent of the participant's average compensation in excess of the amount which would be used to compute Social Security benefits, multiplied by the participant's years of benefit service (up to 30 years of benefit service), plus (ii) 0.5 percent of the participant's average compensation, multiplied by the participant's years of benefit service in excess of 30 years of benefit service. For persons who were participants prior to April 1, 1989, the Pension Plan provides that their retirement benefit will not be less than the benefit accrued as of March 31, 1989. (In general, the Pension Plan provisions in effect prior to April 1, 1989, provided higher retirement benefits for highly compensated employees, and lower benefits for less highly compensated employees than the current provisions of the Pension Plan.)

                           PENSION PLAN AS OF APRIL 1, 1998

          Effective as of April 1, 1998, the Pension Plan benefit formula was redesigned, utilizing a cash balance approach. Under the new cash balance formula, principal credits are added annually to a participant's "account."

There are two types of principal credits -- basic credits and transition credits. The basic credit equals a percentage of the participant's compensation based upon a participant's years of vested service at the beginning of each calendar year in accordance with the following table:

        YEARS OF VESTED SERVICE
             AS OF JANUARY 1          PERCENTAGE OF PARTICIPANT'S COMPENSATION
                 0 - 5                                  4%
                6 - 10                                  5
               11 - 15                                  6
               16 - 20                                  7
               21 - 25                                  8
              26 or more                                9

          In addition to the basic credit, a participant may be eligible to receive a transition credit equal to a percentage of the participant's compensation based upon the participant's age on the first day of the calendar year as follows:

        PARTICIPANT'S AGE AS OF
               JANUARY 1              PERCENTAGE OF PARTICIPANT'S COMPENSATION
               Under 35                                  0%
                35 - 39                                  2
                40 - 44                                  4
                45 - 49                                  6
                50 - 54                                  8
              55 and over                               10

          Transition credits will be available for the 1998 - 2007 calendar years. However, if a participant has fewer than ten years of benefit service as of December 31, 1997, the participant is eligible for transition credits only for the number of calendar years equal to the participant's complete years of benefit service as of December 31, 1997.

          In addition to the principal credits, interest credits are also added annually to a participant's "account" based upon the participant's account balance as of the last day of the immediately preceding calendar year. The interest rate used for this purpose is the average of 30-year Treasury constant maturities yields over the 12 months ending in November of the prior calendar year.

             Upon termination of employment, a participant will be entitled to his or her vested accrued benefit which can be distributed either in a monthly annuity or in a lump sum. If distributed in a lump sum, the participant's benefit generally will be equal to the participant's account balance. For persons who are participants prior to April 1, 1998, the Pension Plan provides that the retirement benefit will not be less than the benefit accrued as of March 31, 1998.

          As of March 28, 1998, the estimated benefit payable upon retirement at normal retirement age (age 65) for Messrs. Meyer, Fosnaugh, and Couch is expected to be $3,250,000, $1,050,000, and $870,000, respectively. Messrs. Quinn and Otto terminated employment with Spartan either before or shortly after the April 1, 1998 effective date of the cash balance redesign of the Pension Plan. As a result, they do not have a new cash balance benefit. However, Messrs. Quinn and Otto remain eligible for benefits under the Pension Plan in accordance with the formula in effect prior to April 1, 1998. Mr. Frank is not yet a participant in the Pension Plan.

COMPENSATION OF DIRECTORS

          Each director receives a base compensation of $10,000 per year and $1,000 per day for attendance at each meeting of the Board or a committee of the Board. Directors also are reimbursed for travel expenses for meetings attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The members of the Compensation Committee are Messrs. Buick, Catt, and Hill. Each member of the Compensation Committee, except Mr. Buick, has an ownership interest in a business which is a Shareholder-Customer of the Company and purchases groceries, perishables, general merchandise, and other products and services from the Company on an ongoing basis. For a discussion of transactions with entities related to directors and the Board's policy with respect to transactions in which a director has an interest, see "Item 13 - Certain Relationships and Related Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding the beneficial ownership of the Class A Shares as of May 23, 1998 of (i) each of the directors and nominees for director of Spartan, (ii) each of the named executive officers of Spartan, and (iii) all directors and executive officers of Spartan as a group. As of May 23, 1998, Family Fare Inc. is the only person known to the Company to be the beneficial owner of more than five percent of the Class A Shares. Mr. Donald J. Koop, Chairman of the Board of Spartan, also serves as Chairman of the Board of Family Fare Inc.

                                               AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP <F1>            PERCENT OF CLASS
------------------------                      -------------------------            ----------------
Donald J. Koop                                        592,890                           5.17%
Parker T. Feldpausch                                  508,390                           4.44
Russell H. VanGilder, Jr.                             507,410                           4.43
Martin P. Hill                                        330,090                           2.88
Dan R. Prevo                                          259,104                           2.26
Ronald A. DeYoung                                     224,130                           1.96
Glen A. Catt                                          188,190                           1.64
Roger L. Boyd                                         169,310                           1.48
James B. Meyer <F2>                                    36,395                           <F*>
Patrick M. Quinn <F3>                                  30,500                           <F*>
Charles B. Fosnaugh <F2>                               19,161                           <F*>
Dennis J. Otto <F4>                                     4,000                           <F*>
David deS. Couch <F2>                                   2,755                           <F*>
Michael D. Frank <F2>                                   2,042                           <F*>
James G. Buick                                          1,000                           <F*>
John S. Carton                                          1,000                           <F*>
All Directors and Executive
    Officers as a group <F2>                        2,878,736                          25.12%

--------------------------------
<F*> Less than one percent.

<F1> Except for Messrs. Buick, Carton and Meyer, the Class A Shares
     reported as beneficially owned by each director are directly owned by a corporation that is a Customer of the Company and with whom the director is affiliated. Thus, each such director indirectly owns the Class A Shares through the corporation which he controls either individually or with others. The Class A Shares owned by each such corporation are included in the amount reported for the appropriate director. For the name of each such entity related to each director, see "Item 10 - Directors and Executive Officers of the Registrant" above. Mr. Meyer and the named executive officers directly own the Class A Shares reported to be owned by each and hold the sole voting and dispositive power with respect to those shares.

<F2> Includes shares that may be acquired through the exercise of stock options that are exercisable within 60 days. The number of shares subject to such stock options for each person is shown below. The reported shares include the shares subject to options granted on May 13, 1998.




               Mr. Meyer                                 18,000
               Mr. Fosnaugh                              10,000
               Mr. Couch                                  2,000
               Mr. Frank                                  1,000
               All Executive Officers as a group         32,000

<F3> Mr. Quinn retired from Spartan on July 15, 1997.

<F4> Mr. Otto resigned from Spartan on May 25, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Spartan's directors (except Messrs. Buick, Carton and Meyer) have ownership interests in businesses which are Shareholder-Customers and purchase groceries, perishables, general merchandise, and other products and services from the Company on an ongoing basis. To the extent that the Company engages in transactions and offers services that benefit its Customers, the businesses in which such directors have ownership interests may benefit. Consequently, a director may have a conflict of interest between the best interests of the Company and the business or businesses in which the director has an ownership interest.

         For any transaction involving a sale in the ordinary course of business of groceries, perishables, general merchandise, insurance, or other products or services of the Company to a Customer of the Company in which the director owns an equity interest or is an officer, director, or employee or otherwise has an interest (a "Related Entity"), it is the Company's policy and practice that the sale is deemed fair to the Company, and Board approval is not specifically required, if the sale is made at prices and on terms, including discounts and rebates, no less favorable than those offered generally to Customers that are not affiliated with any director.

         For any other transaction in which a director has an interest (including, without limitation, the Company's leasing, purchasing, or selling any property involving any loan or guarantee of an obligation by the Company in a transaction involving a Related Entity), it is the Company's policy and practice that the director shall proceed with the transaction only if the material facts of the transaction and the director's interest in the transaction have been disclosed to the Board, the Board determines that it is fair to the Company, and the transaction is approved by the affirmative vote of a majority of the Board of Directors who have no interest in the transaction. Each such transaction is made on terms no less favorable to the Company than those offered generally to Customers that are not affiliated with any director.

         During the fiscal year ended March 28, 1998, in the aggregate, Related Entities paid to the Company approximately $595,197,000 for grocery and related products (23.9 percent of the Company's total net sales for fiscal year 1998). No single Related Entity accounted for more than
5.2 percent of the Company's total net sales in fiscal year 1998. In connection with the purchases of such products, the Company paid to the Related Entities, discounts, and allowances on purchases at the same rates and on the same terms as applicable to all Customers. For the name of the entity related to each director, see "Item 10 - Directors and Executive Officers of the Registrant."

         In addition, in the aggregate, Related Entities:

         (a) in the fiscal year ended March 28, 1998, paid to the Company insurance premiums and commissions equal to approximately $3,700,000, or 23 percent of all premiums and commissions paid (no single Related Entity accounted for more than five percent of the total insurance premiums and commissions paid); and

         (b) in the fiscal year ended March 28, 1998, made lease payments to the Company in the amount of approximately
    $4,146,000, or 35 percent of all lease payments made (no single Related Entity accounted for more than 17 percent of lease payments made).

         Management believes all such leases have been made in the ordinary course, on fair and reasonable terms and on an arm's-length basis. All such leases are current on all required payments, and none of these leases were delinquent in payment or in default as of March 28, 1998.

         At March 28, 1998, the Company had an outstanding loan of $100,000 to Mr. Kevin Schlosser, Vice President Sales, which was paid in full on May 1, 1998. As of the end of fiscal year 1998, no other loans were outstanding between the Company and any director, executive officer, or Related Entity. The Company had guaranteed payment of indebtedness to financial institutions aggregating $6,600,000 at March 28, 1998, on behalf of Related Entities. In the fiscal year ended March 28, 1998, the Company incurred construction costs of approximately $3,813,000 on a project to construct a retail store that is being leased to a Related Entity.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this Report:

         1.   FINANCIAL STATEMENTS.

              Independent Auditors' Report of Deloitte & Touche LLP dated
                   June 10, 1998.

              Consolidated Balance Sheets at March 28, 1998 and March 29,
                   1997

              Consolidated Statements of Operations for each of the three years in the period ended March 28, 1998

              Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 28, 1998

              Consolidated Statements of Cash Flows for each of the three years in the period ended March 28, 1998

              Notes to Consolidated Financial Statements

         2.   FINANCIAL STATEMENT SCHEDULES.

     SCHEDULE                      DOCUMENT

        II              Valuation and Qualifying Accounts

         3.   EXHIBITS.

    EXHIBIT
    NUMBER                        DOCUMENT
    ------                        --------

    3.1<F*>      Restated Articles of Incorporation of Spartan Stores,
                 Inc.
    3.2          Certificate of Amendment to Articles of
                 Incorporation of Spartan Stores, Inc.
    3.3<F*>      Bylaws of Spartan Stores, Inc.
    4.1<F*>      Articles III, V, VI and IX of the Restated Articles of
                 Incorporation--Included in Exhibit 3.1 and incorporated
                 herein by reference.
    4.2<F*>      Articles II, III, IV, VII, VIII and IX of the Bylaws--
                 Included in Exhibit 3.3 and incorporated herein by
                 reference.
    4.3(a)<F*>   Form of Spartan Stores, Inc. Stock
                 Subscription Agreement--Shareholder
                 Customers.
    4.3(b)       Form of Spartan Stores, Inc. Stock
                 Subscription Agreement--Capistar Customers.
                 Previously filed as an exhibit to the
                 Registrant's Amendment No. 2 to the
                 Registration Statement on Form S-1 filed
                 January 23, 1992.  Here incorporated by
                 reference.
    4.4<F*>      Form of Spartan Stores, Inc. Customer Agreement.
    4.5<F*>      Note Purchase Agreement between Spartan
                 Stores, Inc. and Teachers Insurance and
                 Annuity Association of America, Nationwide
                 Life Insurance Company and West Coast Life
                 Insurance Company.
    4.6<F*>      Note Agreement between Spartan Stores, Inc. and The
                 Ohio National Life Insurance Company and United of
                 Omaha Life Insurance Company.
    4.7<F*>      Note Agreement between Spartan Stores, Inc. and
                 Massachusetts Mutual Life Insurance Company, The
                 Franklin Life Insurance Company and The Columbus Mutual
                 Life Insurance Company.
    4.8<F*>      Form of Spartan Stores, Inc. Class A Common Stock
                 Certificate.

    EXHIBIT
    NUMBER                        DOCUMENT
    ------                        --------

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
                 Spartan Stores, Inc.

    EXHIBIT
    NUMBER                        DOCUMENT
    ------                        --------

    10.5<F*>     Warehouse Lease Agreement, dated October 14,
                 1975, between Connecticut Mutual Life
                 Insurance Company and Spartan Stores, Inc.
    10.6<F*>     Warehouse Lease Agreement, dated November 11,
                 1988, between Norman J. Leven and L &
                 L/Jiroch Distributing Company.
    10.7<F*>     Computer Lease Agreement, dated May 30, 1989,
                 between Atlantic Computer Systems, Inc. and
                 Spartan Stores, Inc.
    10.8<F*>     Equipment Lease Agreement, dated March 3,
                 1988, between PHH Financial Services, Inc.
                 and Spartan Stores, Inc.
    10.9<F**>    Employment Agreement, dated June 1, 1987, between
                 Spartan Stores, Inc. and Patrick M. Quinn.  Previously
                 filed as an exhibit to the Registrant's Form S-1
                 Registration Statement filed July 18, 1991.  Here
                 incorporated by reference.
    10.10<F**>   Spartan Stores, Inc. 1991 Stock Bonus Plan.
                 Previously filed as an exhibit to the Registrant's
                 Annual Report on Form 10-K for the fiscal year
                 ended March 29, 1997.  Here incorporated by
                 reference.
    10.11<F**>   Spartan Stores, Inc. 1991 Stock Option Plan as
                 amended.  Previously filed as an exhibit to the
                 Registrant's Form S-1 Registration Statement filed
                 July 23, 1993.  Here incorporated by reference.
    10.12<F**>   Spartan Stores, Inc. 1991 Associate Stock Purchase
                 Plan.  Previously filed as an exhibit to the
                 Registrant's Annual Report on Form 10-K for the
                 fiscal year ended March 29, 1997.  Here
                 incorporated by reference.
    10.13<F**>   Spartan Stores, Inc. Supplemental Executive
                 Retirement Plan. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1997. Here incorporated by reference.
    10.14        Note Agreement--Included as Exhibit 4.9.
                 Previously filed as an exhibit to the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended March 27, 1993. Here incorporated by reference.

    EXHIBIT
    NUMBER                        DOCUMENT
    ------                        --------

    10.15        Warehouse Lease Agreement, dated November 8, 1993,
                 between Walker Realty Co. and J.F. Walker Company,
                 Inc.  Previously filed as an exhibit to the
                 Registrant's Post-Effective Amendment No. 1 to the
                 Registration Statement on Form S-1 filed March 16,
                 1994.  Here incorporated by reference.
    10.16        First Amendment to Note Purchase Agreement--Included
                 as Exhibit 4.10.  Here incorporated by reference.
    10.17        First Amendment and Waiver to Note Agreements--
                 Included as Exhibit 4.11.  Here incorporated by
                 reference.
    10.18        Employment Agreement, dated August 14, 1996,
                 between Spartan Stores, Inc. and James B. Meyer.
                 Previously filed as an exhibit to the Registrant's
                 Annual Report on Form 10-K for the fiscal year
                 ended March 29, 1997.  Here incorporated by
                 reference.
    10.19<F**>   Spartan Stores, Inc. Long-Term Incentive
                 Plan.
    10.20<F**>   Spartan Stores, Inc. Annual Incentive
                 Plan.
    21           Subsidiaries of Registrant.  Previously filed as
                 an exhibit to the Registrant's Post-Effective
                 Amendment No. 1 to the Registration Statement on
                 Form S-1 filed March 16, 1994.  Here incorporated
                 by reference.
    23           Consent and Report on Schedule of Deloitte and
                 Touche LLP.
    24           Powers of Attorney.
    27           Financial Data Schedule.

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


                             SPARTAN STORES, INC.
                             (Registrant)



                             By /S/ JAMES B. MEYER
                                James B. Meyer
                                President and Chief Executive Officer

Date:  June 26, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


June 26, 1998           By /S/ DONALD J. KOOP*
                           Donald J. Koop
                           Chairman of the Board and Director


June 26, 1998           By /S/ RUSSELL H. VANGILDER, JR.*
                           Russell H. VanGilder, Jr.
                           Vice Chairman of the Board and Director


June 26, 1998           By /S/ ROGER L. BOYD*
                           Roger L. Boyd
                           Secretary of the Board and Director


June 26, 1998           By /S/ JAMES G. BUICK*
                           James G. Buick
                           Director


June 26, 1998           By /S/ JOHN S. CARTON*
                           John S. Carton
                           Director


June 26, 1998           By _______________________________
                           Glen A. Catt
                           Director


June 26, 1998           By /S/ RONALD A. DEYOUNG*
                           Ronald A. DeYoung
                           Director


June 26, 1998           By /S/ PARKER T. FELDPAUSCH*
                           Parker T. Feldpausch
                           Director


June 26, 1998           By /S/ MARTIN P. HILL*
                           Martin P. Hill
                           Director

June 26, 1998           By /S/ JAMES B. MEYER
                           James B. Meyer
                           Director


June 26, 1998           By /S/ DAN R. PREVO*
                           Dan R. Prevo
                           Director


June 26, 1998           By /S/ CHARLES B. FOSNAUGH
                           Charles B. Fosnaugh
                           Vice President Development
                           (Principal Financial and Accounting
                           Officer)


June 26, 1998           *By /S/ JAMES B. MEYER
                            James B. Meyer
                            Attorney-in-Fact

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         As of the date of this Form 10-K, Spartan has not yet furnished, for the fiscal year ending March 28, 1998, an annual report to its shareholders. Spartan plans to furnish an annual report to its shareholders subsequent to the filing of this Form 10-K. Spartan shall furnish copies of such annual report to the Securities and Exchange Commission when it is sent to the shareholders.

         Spartan also shall furnish supplementally to the Securities and Exchange Commission a copy of any proxy soliciting material sent by Spartan to its shareholders in connection with the Annual Meeting of Shareholders currently scheduled to be held on September 24, 1998.

         The foregoing material shall not be deemed to be "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934.

                              SCHEDULE II

SPARTAN STORES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------------------------------------------------------------------

COLUMN A                  COLUMN B          COLUMN C       ADDITIONS         COLUMN D           COLUMN E
                         BALANCE AT        CHARGED TO      CHARGED TO
                         BEGINNING         COSTS AND         OTHER                             BALANCE AT
DESCRIPTION               OF YEAR          EXPENSES         ACCOUNTS       DEDUCTIONS <FA>     END OF YEAR
-----------------------------------------------------------------------------------------------------------

ALLOWANCE FOR
DOUBTFUL ACCOUNTS:
Year ended 3/30/96      $ 1,960,000       $ 2,252,012                        $ 1,577,012       $ 2,635,000

Year ended 3/29/97      $ 2,635,000       $ 1,710,556                        $ 1,186,588       $ 3,158,968

Year ended 3/28/98      $ 3,158,968       $ 2,024,205                        $ 3,037,691       $ 1,810,000

<FA>    Represents the write-off of uncollectible accounts

                                EXHIBIT INDEX

    EXHIBIT
    NUMBER                        DOCUMENT
    ------                        --------

    3.1<F*>      Restated Articles of Incorporation of Spartan Stores,
                 Inc.
    3.2          Certificate of Amendment to Articles of
                 Incorporation of Spartan Stores, Inc.
    3.3<F*>      Bylaws of Spartan Stores, Inc.
    4.1<F*>      Articles III, V, VI and IX of the Restated Articles of
                 Incorporation--Included in Exhibit 3.1 and incorporated
                 herein by reference.
    4.2<F*>      Articles II, III, IV, VII, VIII and IX of the Bylaws--
                 Included in Exhibit 3.3 and incorporated herein by
                 reference.
    4.3(a)<F*>   Form of Spartan Stores, Inc. Stock
                 Subscription Agreement--Shareholder
                 Customers.
    4.3(b)       Form of Spartan Stores, Inc. Stock
                 Subscription Agreement--Capistar Customers.
                 Previously filed as an exhibit to the
                 Registrant's Amendment No. 2 to the
                 Registration Statement on Form S-1 filed
                 January 23, 1992.  Here incorporated by
                 reference.
    4.4<F*>      Form of Spartan Stores, Inc. Customer Agreement.
    4.5<F*>      Note Purchase Agreement between Spartan
                 Stores, Inc. and Teachers Insurance and
                 Annuity Association of America, Nationwide
                 Life Insurance Company and West Coast Life
                 Insurance Company.
    4.6<F*>      Note Agreement between Spartan Stores, Inc. and The
                 Ohio National Life Insurance Company and United of
                 Omaha Life Insurance Company.
    4.7<F*>      Note Agreement between Spartan Stores, Inc. and
                 Massachusetts Mutual Life Insurance Company, The
                 Franklin Life Insurance Company and The Columbus Mutual
                 Life Insurance Company.
    4.8<F*>      Form of Spartan Stores, Inc. Class A Common Stock
                 Certificate.

    EXHIBIT
    NUMBER                        DOCUMENT
    ------                        --------

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
                 Spartan Stores, Inc.

    EXHIBIT
    NUMBER                        DOCUMENT
    ------                        --------

    10.5<F*>     Warehouse Lease Agreement, dated October 14,
                 1975, between Connecticut Mutual Life
                 Insurance Company and Spartan Stores, Inc.
    10.6<F*>     Warehouse Lease Agreement, dated November 11,
                 1988, between Norman J. Leven and L &
                 L/Jiroch Distributing Company.
    10.7<F*>     Computer Lease Agreement, dated May 30, 1989,
                 between Atlantic Computer Systems, Inc. and
                 Spartan Stores, Inc.
    10.8<F*>     Equipment Lease Agreement, dated March 3,
                 1988, between PHH Financial Services, Inc.
                 and Spartan Stores, Inc.
    10.9<F**>    Employment Agreement, dated June 1, 1987, between
                 Spartan Stores, Inc. and Patrick M. Quinn.  Previously
                 filed as an exhibit to the Registrant's Form S-1
                 Registration Statement filed July 18, 1991.  Here
                 incorporated by reference.
    10.10<F**>   Spartan Stores, Inc. 1991 Stock Bonus Plan.
                 Previously filed as an exhibit to the Registrant's
                 Annual Report on Form 10-K for the fiscal year
                 ended March 29, 1997.  Here incorporated by
                 reference.
    10.11<F**>   Spartan Stores, Inc. 1991 Stock Option Plan as
                 amended.  Previously filed as an exhibit to the
                 Registrant's Form S-1 Registration Statement filed
                 July 23, 1993.  Here incorporated by reference.
    10.12<F**>   Spartan Stores, Inc. 1991 Associate Stock Purchase
                 Plan.  Previously filed as an exhibit to the
                 Registrant's Annual Report on Form 10-K for the
                 fiscal year ended March 29, 1997.  Here
                 incorporated by reference.
    10.13<F**>   Spartan Stores, Inc. Supplemental Executive
                 Retirement Plan. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1997. Here incorporated by reference.
    10.14        Note Agreement--Included as Exhibit 4.9.
                 Previously filed as an exhibit to the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended March 27, 1993. Here incorporated by reference.

    EXHIBIT
    NUMBER                        DOCUMENT
    ------                        --------

    10.15        Warehouse Lease Agreement, dated November 8, 1993,
                 between Walker Realty Co. and J.F. Walker Company,
                 Inc.  Previously filed as an exhibit to the
                 Registrant's Post-Effective Amendment No. 1 to the
                 Registration Statement on Form S-1 filed March 16,
                 1994.  Here incorporated by reference.
    10.16        First Amendment to Note Purchase Agreement--Included
                 as Exhibit 4.10.  Here incorporated by reference.
    10.17        First Amendment and Waiver to Note Agreements--
                 Included as Exhibit 4.11.  Here incorporated by
                 reference.
    10.18        Employment Agreement, dated August 14, 1996,
                 between Spartan Stores, Inc. and James B. Meyer.
                 Previously filed as an exhibit to the Registrant's
                 Annual Report on Form 10-K for the fiscal year
                 ended March 29, 1997.  Here incorporated by
                 reference.
    10.19<F**>   Spartan Stores, Inc. Long-Term Incentive
                 Plan.
    10.20<F**>   Spartan Stores, Inc. Annual Incentive
                 Plan.
    21           Subsidiaries of Registrant.  Previously filed as
                 an exhibit to the Registrant's Post-Effective
                 Amendment No. 1 to the Registration Statement on
                 Form S-1 filed March 16, 1994.  Here incorporated
                 by reference.
    23           Consent and Report on Schedule of Deloitte and
                 Touche LLP.
    24           Powers of Attorney.
    27           Financial Data Schedule.

  <F*> Previously filed as an exhibit to the Registrant's Form S-1
       Registration Statement filed July 18, 1991. Here incorporated by reference.

 <F**> These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.