Form 10-Q
period 1998-06-20
SPARTAN STORES INC
filed 1998-08-04
CIK 877422

===========================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 20, 1998.

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

                             Yes _X_    No ___

As of July 18, 1998, the issuer had 11,505,781 outstanding shares of Class A Common Stock, $2 par value.
                           _____________________

===========================================================================

                              SPARTAN STORES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF EARNINGS
                                                                  FIRST QUARTER (12 WEEKS) ENDED
                                                               -------------------------------------
                                                                JUNE 20,                 JUNE 21,
                                                                  1998                     1997
                                                               (UNAUDITED)              (UNAUDITED)
                                                               ------------             ------------
NET SALES                                                      $585,824,005             $565,738,939

COSTS AND EXPENSES
   Cost of sales                                                525,404,090              509,132,523
   Operating and administrative                                  52,307,434               51,695,060
   Interest expense                                               2,049,450                2,306,499
   Interest income                                                 (558,722)                (746,842)
   Gain on sale of property and equipment                        (1,917,610)                (941,690)
                                                               ------------             ------------

   TOTAL COSTS AND EXPENSES                                     577,284,642              561,445,550
                                                               ------------             ------------

EARNINGS BEFORE INCOME TAXES                                      8,539,363                4,293,389

INCOME TAXES                                                      3,237,000                1,487,000
                                                               ------------             ------------

NET EARNINGS                                                   $  5,302,363             $  2,806,389
                                                               ============             ============


BASIC AND DILUTED EARNINGS PER CLASS A SHARE                   $       0.46             $       0.23
                                                               ============             ============

BASIC WEIGHTED AVERAGE CLASS A SHARES                            11,459,601               12,049,080
                                                               ============             ============

DILUTED WEIGHTED AVERAGE CLASS A SHARES                          11,463,371               12,056,190
                                                               ============             ============

DIVIDENDS DECLARED PER CLASS A SHARE                           $     0.0125             $     0.0125
                                                               ============             ============

                              SPARTAN STORES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                                                      JUNE 20,
                                                                        1998                   MARCH 28,
                                                                     (UNAUDITED)                 1998
                                                                     ------------            ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $ 46,288,125            $ 37,026,640
   Marketable securities                                               18,820,739              18,333,323
   Accounts receivable                                                 71,593,029              70,083,223
   Refundable taxes on income                                           1,699,210               4,466,297
   Inventories                                                         80,368,079              92,706,414
   Prepaid expenses                                                     6,471,451               6,885,828
   Deferred taxes on income                                             7,259,000               7,277,000
                                                                     ------------            ------------
      TOTAL CURRENT ASSETS                                            232,499,633             236,778,725

OTHER ASSETS                                                            7,222,637               8,242,522

PROPERTY AND EQUIPMENT
   Land and improvements                                               32,691,626              33,098,220
   Buildings                                                          134,746,907             136,496,867
   Equipment                                                          138,116,796             138,663,310
                                                                     ------------            ------------
                                                                      305,555,329             308,258,397
   Less accumulated depreciation and amortization                     148,061,752             147,146,529
                                                                     ------------            ------------
      NET PROPERTY AND EQUIPMENT                                      157,493,577             161,111,868
                                                                     ------------            ------------

TOTAL ASSETS                                                         $397,215,847            $406,133,115
                                                                     ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                     $ 21,500,000            $ 38,500,000
   Accounts payable                                                    88,946,193              81,690,574
   Accrued payroll and benefits                                        13,145,287              13,447,559
   Insurance reserves                                                  15,407,819              15,799,160
   Other accrued expenses                                              22,687,299              19,759,049
   Current maturities of long-term debt and capital
      lease obligation                                                  6,531,971               6,544,777
                                                                     ------------            ------------
      TOTAL CURRENT LIABILITIES                                       168,218,569             175,741,119


DEFERRED TAXES ON INCOME                                                3,779,500               3,750,000
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                             4,859,200               4,784,200
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION                           100,781,656             107,665,545

SHAREHOLDERS' EQUITY
   Class A common stock, voting, par value
      $2 a share; authorized 20,000,000 shares;
      outstanding 11,464,143 and 11,443,985 shares                     22,928,286              22,887,970
   Additional paid-in capital                                          16,741,485              16,431,937
   Retained earnings                                                   79,907,151              74,872,344
                                                                     ------------            ------------
      TOTAL SHAREHOLDERS' EQUITY                                      119,576,922             114,192,251
                                                                     ------------            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $397,215,847            $406,133,115
                                                                     ============            ============

                              SPARTAN STORES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        FIRST QUARTER (12 WEEKS) ENDED
                                                                        ------------------------------
                                                                         JUNE 20,           JUNE 21,
                                                                           1998               1997
                                                                        (UNAUDITED)        (UNAUDITED)
                                                                        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                         $ 5,302,363        $ 2,806,389
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation and amortization                                       4,549,085          4,814,904
      Postretirement benefits other than pensions                            75,000             55,000
      Deferred taxes on income                                               47,500             93,000
      Gain on sale of property and equipment                             (1,917,610)          (941,690)
   Change in assets and liabilities:
      Marketable securities                                                (487,416)           940,094
      Accounts receivable                                                (1,509,806)           729,151
      Refundable taxes on income                                          2,767,087          1,453,207
      Inventories                                                        12,338,335          9,029,433
      Prepaid expenses                                                      414,377         (1,422,230)
      Accounts payable                                                    7,255,619         11,755,514
      Accrued payroll and benefits                                         (302,272)        (1,834,732)
      Insurance reserves                                                   (391,341)           316,826
      Other accrued expenses                                              2,928,250         (5,561,003)
                                                                        -----------        -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                             31,069,171         22,233,863

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                   (2,852,699)        (7,169,534)
   Proceeds from the sale of property and equipment                       3,839,903          3,377,589
   Other                                                                  1,019,497           (263,578)
                                                                        -----------        -----------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    2,006,701         (4,055,523)

CASH FLOWS FROM FINANCING ACTIVITIES
   Changes in notes payable                                             (17,000,000)        (8,500,000)
   Proceeds from long-term borrowings                                     2,602,938          3,625,000
   Repayment of long-term debt and capital lease
     obligation                                                          (9,499,633)       (16,579,776)
   Proceeds from sale of common stock                                       589,252            721,665
   Common stock purchased                                                  (363,559)          (458,430)
   Dividends paid                                                          (143,385)          (150,721)
                                                                        -----------        -----------


   NET CASH USED IN FINANCING ACTIVITIES                                (23,814,387)       (21,342,262)
                                                                        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      9,261,485         (3,163,922)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           37,026,640         34,198,752
                                                                        -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $46,288,125        $31,034,830
                                                                        ===========        ===========

                              SPARTAN STORES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         CLASS A           ADDITIONAL
                                                         COMMON             PAID-IN             RETAINED
                                                          STOCK             CAPITAL             EARNINGS
                                                       -----------        -----------         -----------
BALANCE - MARCH 30, 1997                               $24,065,700        $18,406,969         $64,784,905

CLASS A COMMON STOCK TRANSACTIONS

   895,256 shares purchased                             (1,790,512)        (4,769,484)         (3,559,471)

   306,391 shares issued                                   612,782          2,794,452

NET EARNINGS                                                                                   14,233,981

CASH DIVIDENDS - $.05 PER SHARE                                                                  (587,071)
                                                       -----------        -----------         -----------

BALANCE - MARCH 28, 1998                                22,887,970         16,431,937          74,872,344

CLASS A COMMON STOCK TRANSACTIONS

   32,174 shares purchased                                 (64,348)          (175,040)           (124,171)

   52,332 shares issued                                    104,664            484,588

NET EARNINGS                                                                                    5,302,363

CASH DIVIDENDS - $.0125 PER SHARE                                                                (143,385)
                                                       -----------        -----------         -----------

BALANCE - JUNE 20, 1998                                $22,928,286        $16,741,485         $79,907,151
                                                       ===========        ===========         ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

The 1998 Annual Report on Form 10-K contains a summary of significant accounting policies in the notes to consolidated financial statements. The Company follows the same accounting policies in the preparation of interim financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the June 21, 1997 presentation in order to conform to the June 20, 1998 presentation.

STATEMENT OF REGISTRANT

The data presented herein is unaudited, but in the opinion of management includes all adjustments (which consist solely of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at June 20, 1998 and the results of their operations and the changes in cash flows for the periods ended June 20, 1998 and June 21, 1997. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

CONTINGENCIES

On August 21, 1996, the Attorney General for the State of Michigan filed an action in Michigan circuit court against the leading cigarette manufacturers operating in the United States, twelve wholesalers and distributors of tobacco products in Michigan (including three Company subsidiaries) and others seeking certain injunctive relief, the reimbursement of $4 billion in Medicaid and other expenditures incurred or to be incurred by the State of Michigan to treat diseases allegedly caused by cigarette smoking and punitive damages of $10 billion. During fiscal year 1998, three actions were filed in state courts in Tennessee and twenty-two actions were filed in state courts in Pennsylvania against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including a subsidiary of the Company. In the three Tennessee actions, one action was filed as a class action on behalf of the individual plaintiffs, one action was filed on behalf of the State of Tennessee and its taxpayers, and one action was filed by an individual plaintiff. All of the Pennsylvania actions were filed by individual plaintiffs. In these separate cases, the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. The Company believes that its subsidiaries have valid defenses to these legal actions. These actions are being vigorously defended. All of the Tennessee actions have been dismissed.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                                   FIRST QUARTER (12 WEEKS ENDED)
                                                   ------------------------------

                                                      JUNE 20,      JUNE 21,
                                                        1998          1997
                                                     (UNAUDITED)   (UNAUDITED)
                                                     -----------   -----------
Net Sales                                               100.0%        100.0%
Gross profit                                             10.3          10.0
Less:
   Operating and administrative expenses                  8.9           9.1
   Interest expense                                        .3            .4
   Interest income                                        (.1)          (.1)
   Gain on sale of property and equipment                 (.3)          (.2)
                                                        -----         -----
TOTAL                                                     8.8           9.2
                                                        -----         -----




EARNINGS BEFORE INCOME TAXES                              1.5            .8
Income taxes                                               .6            .3
                                                        -----         -----
NET EARNINGS                                               .9%           .5%
                                                        =====         =====

NET SALES

Net sales for the quarter ended June 20, 1998 increased $20.1 million compared to the quarter ended June 21, 1997. Sales in the Distribution segment increased approximately $20.3 million, reflecting increases in sales to convenience store retailers of $21.8 million, offset by a decline in sales to grocery store retailers of $1.5 million. The decline in sales to grocery store retailers is primarily the result of a decline in store equipment sales approximating $4.5 million due to a decline in retail store development activity, offset to a certain degree by increases in sales of pharmacy products approximating $2.4 million. The Company continues to experience extremely competitive market conditions for the sale of grocery and general merchandise products. The Company's sales of these products have declined primarily due to the success of competing super center formats and limited assortment stores that carry these types of products. Offsetting declines in sales of grocery and general merchandise products were sales of perishable products due to increased volume, the addition of new customers and inflation approximating 9% for produce products.

Effective July 27, 1998, the Company changed from the Cost-Plus pricing policy for General Merchandise products to a variable markup pricing structure. Management expects the change to result in increased sales volumes in this price sensitive category.

The increase in sales to convenience store retailers is primarily the result of increases in the prices of cigarettes approximating 10%, new customers and general increases in convenience store purchases. These increases were partially offset by the loss of two customers.

Sales in the Insurance segment for the quarter ended June 20, 1998 increased slightly compared to the quarter ended June 21, 1997. The Company added accounts to both its third party administrator business and property and casualty underwriting business. However, increased competitive pressures have caused the Company to reduce premiums and accept lower commissions.

Sales in the Real Estate and Finance segment during the quarter ended June 20, 1998, which exclude gains on the sales of real property, declined by approximately $.3 million compared to the quarter ended June 21, 1997. The decline reflects a reduction in rental income received due to sales of property occurring during the fiscal year ended March 28, 1998. Management expects rental income to continue to show declines from prior periods due to these property sales.

GROSS PROFIT

Gross profit as a percentage of net sales for the quarter ended June 20, 1998 increased to 10.3% from 10.0% in the quarter ended June 21, 1997. The improvement in gross profit can be attributed to several factors, including enhanced inventory procurement practices as the Company purchases inventories in excess of current needs to take advantage of promotions offered by vendors. Also, the Company has experienced improvements in gross profit from the sale of cigarette inventories purchased prior to recent price increases. Finally, during the third quarter of the 1998 fiscal year, the Company revised the methodology in which it administers its Cost-Plus pricing policy to compute amounts billed based on acquisition cost before considering promotional allowances. Management expects gross profit to continue to be positively impacted by inventory procurement practices and the revision to its Cost-Plus pricing policy.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percentage of net sales for the quarter ended June 20, 1998 were 8.9%, compared to 9.1% in the quarter ended June 21, 1997.

The reduction in operating and administrative expenses as a percentage of net sales is primarily the result of the increase in net sales discussed above. However, the Company's management incentive plan implemented during the fiscal year ended March 28, 1998, has had a favorable impact on the Company's ability to manage overall costs within the organization. Amounts to be paid under the management incentive plan are determined based on consolidated earnings, customer satisfaction survey results and individual performance evaluations. Payments are made on an annual basis and require the achievement of a targeted level of consolidated earnings. The Company experienced increases in compensation-related costs associated with inflation and the accrual of estimated amounts to be paid under the management incentive plan. Additionally, software amortization expense increased, primarily due to the capitalization of costs associated with BASE (Business Automation Support Environment) to increase the overall efficiency of operations and to enhance the level of service that the Company provides to its retail customers. However, these increases were offset by declines in a wide variety of expenses, including contracted labor expenses and costs associated with transportation equipment that was sold and leased back during the fiscal year ended March 28, 1998. Management anticipates that the management incentive plan will continue to have a favorable impact on operating and administrative expenditures.

Expenses associated with the Company's collective bargaining labor force contributed to the increase in compensation-related costs. The discontinuance of labor standards in the Company's grocery and related product distribution warehouses during fiscal 1998 resulted in a decline in warehouse efficiency. In response, the Company implemented an incentive program for all collective bargaining associates to improve efficiency. First quarter improvements in efficiency were seen in all of the Company's warehouses, with one already resulting in the distribution of incentive payments. Management expects the incentive program to continue in its early success, resulting in reduced operating expenses throughout the course of the fiscal year.

The Company has incurred significant Information Technology costs to address Year 2000 issues. The Company is upgrading and replacing existing software. Additionally, the Company is currently communicating with its customers, suppliers and financial institutions to assess their plans for Year 2000 and how they may impact the Company. The Company has spent approximately $3.0 million during the past two fiscal years and expects to incur an additional $3.0 million to address the Year 2000 issues. The Company believes that due to its current efforts and future plans to upgrade and replace existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. If such modifications and conversions to software are not completed timely, however, or if the Company's customers, suppliers or financial institutions should fail to adequately modify their computer systems, the Year 2000 problem could have a material adverse impact on the Company's ability to order and distribute product efficiently.

INTEREST EXPENSE AND INCOME

Interest expense for the quarter ended June 20, 1998 declined by approximately $.3 million compared to the quarter ended June 21, 1997. The decline was primarily attributable to lower average borrowings during the period due to the sale of retail properties and strong earnings performance. The Company has been successful in lowering its debt to equity ratio to .84:1.

Interest income for the quarter ended June 20, 1998 declined by approximately $.2 million compared to the quarter ended June 21, 1997. The reduction in interest income was due primarily to a decrease in notes receivable. In addition, finance fees earned on past due accounts decreased as a result of a reduction in past due accounts.

GAIN ON SALE OF PROPERTY AND EQUIPMENT

The gain on sale of property and equipment of $1.9 million for the quarter ended June 20, 1998 was due primarily to the sale of two retail properties. Management does not anticipate significant real estate transactions to occur during the remainder of the fiscal year.

NET EARNINGS

Net earnings for the quarter ended June 20, 1998 were $5.3 million, increasing by approximately $2.5 million over the quarter ended June 21, 1997. This increase resulted in a 4.54% quarterly return on average shareholders' equity, compared to 2.58% for the quarter ended June 21, 1997. Additionally, net earnings per Class A share improved from $.23 for the quarter ended June 21, 1997 to $.46 for the quarter ended June 20, 1998.

Distribution segment net earnings for the quarter ended June 20, 1998 were $3.2 million, increasing by 115.5% over the quarter ended June 21, 1997, due primarily to improvements in gross profit.

Insurance segment net earnings for the quarter ended June 20, 1998 were $.6 million, increasing by 44.5% over the quarter ended June 21, 1997. The increase in net earnings was primarily the result of a reduction in loss reserves due to the successful implementation of safety initiatives. Over the past five years, the Company has taken significant steps to reduce the number of claims incurred, including developing safety committees, increasing visits to retail locations and reducing insurance premiums if the Company's recommendations are implemented.

Real Estate and Finance segment net earnings for the quarter ended June 20, 1998 were $1.5 million, increasing by 63.8% over the quarter ended June 21, 1997, due primarily to gains from the sales of real estate holdings. Management does not anticipate significant real estate transactions to occur during the remainder of the fiscal year. Accordingly, it is expected that Real Estate and Finance segment net earnings will return to historical levels for the remainder of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operating activities and borrowings under a bank credit agreement. At June 20, 1998, the Company had approximately $54.0 million in additional bank borrowings available. Also, the Company is permitted to sell unsecured notes under a note offering with a total principal amount of $100,000,000. As of June 20, 1998, approximately $14.2 million of these notes were outstanding and the Company had approximately $49.1 million in availability under this offering. Management believes that cash flows from operating activities and the Company's ability to issue notes and to borrow under the bank credit agreement will be adequate for the Company's operating, investing and financing activities.

Net cash provided by operating activities of approximately $31.1 million was generated by strong earnings, a reduction in cigarette inventories held and an increase in accounts payable and other accrued expenses. The

Company's current ratio improved from 1.35:1 at March 28, 1998 to 1.38:1 at June 20, 1998.

Net cash provided by investing activities of approximately $2.0 million was generated primarily through the sales of retail properties and collections of amounts owing from notes receivable, offset by capital expenditures. Total purchases of property and equipment have declined due to the completion of many of the BASE projects commenced in prior years. Management expects that total capital expenditures in the fiscal year ended March 27, 1999 will be approximately $21.0 million.

Net cash used in financing activities of approximately $23.8 million is primarily attributable to reductions in amounts borrowed under the Company's bank credit agreement.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The matters discussed in this report include forward-looking statements that describe the Company's plans, strategies, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "projects," "plans" or "believes" that a particular occurrence "may result" or "will likely result" or that a particular event "may occur" or "will likely occur" in the future, or similarly stated expectations. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Report on Form 10-Q, there are many important factors that could cause actual results to be materially different from the Company's current expectations.

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

Operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: costs associated with BASE (Business Automation Support Environment); software modifications and upgrades to address Year 2000 issues; unanticipated labor shortages, stoppages or disputes; business acquisitions or divestitures; the defense, settlement or adverse judgments in connection with current or future legal or administrative proceedings; and the adoption of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company's future interest expense and income also may differ from current expectations, depending upon: cigarette inventory levels; retail property sales; the volume of notes receivable; and the amount of fees received on delinquent accounts, among other factors.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS: The following documents are filed as exhibits to this report on Form 10-Q:

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


Date: August 4, 1998               SPARTAN STORES, INC.
                                   (Registrant)


                                   By /S/CHARLES B. FOSNAUGH
                                      Charles B. Fosnaugh
                                      Vice President Development
                                      (Principal Financial Officer
                                        and duly authorized signatory for
                                        Registrant)

                               EXHIBIT INDEX


EXHIBIT NUMBER                   DOCUMENT
--------------                   --------

      27                 Financial Data Schedule