Form 10-Q
period 1998-09-12
SPARTAN STORES INC
filed 1998-10-27
CIK 877422

===========================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 12, 1998.

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

                             Yes _X_    No ___

As of October 10, 1998, the issuer had 11,092,918 outstanding shares of Class A Common Stock, $2 par value.
                           _____________________
===========================================================================

                        SPARTAN STORES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                                            SEPTEMBER 12,
                                                               1998               MARCH 28,
                                                            (UNAUDITED)             1998
                                                            ------------         ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                $ 34,304,049         $ 37,026,640
   Marketable securities                                      20,345,381           18,333,323
   Accounts receivable                                        74,601,504           74,549,520
   Inventories                                                81,210,351           92,706,414
   Prepaid expenses                                            5,830,644            6,885,828
   Deferred taxes on income                                    7,094,000            7,277,000
                                                            ------------         ------------
      TOTAL CURRENT ASSETS                                   223,385,929          236,778,725

NOTES RECEIVABLE                                               4,362,570            6,539,412
OTHER ASSETS                                                   1,580,922            1,703,110

PROPERTY AND EQUIPMENT
   Land and improvements                                      33,038,112           33,098,220
   Buildings                                                 136,171,842          136,496,867
   Equipment                                                 138,258,037          138,663,310
                                                            ------------         ------------
                                                             307,467,991          308,258,397
   Less accumulated depreciation and amortization            151,443,857          147,146,529
                                                            ------------         ------------
      NET PROPERTY AND EQUIPMENT                             156,024,134          161,111,868
                                                            ------------         ------------

TOTAL ASSETS                                                $385,353,555         $406,133,115
                                                            ============         ============












LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                            $  5,000,000         $ 38,500,000
   Accounts payable                                          100,067,583           81,690,574
   Accrued payroll and benefits                               13,345,117           13,447,559
   Insurance reserves                                         15,469,406           15,799,160
   Other accrued expenses                                     23,178,018           19,759,049
   Current maturities of long-term debt and capital
      lease obligation                                         6,526,403            6,544,777
                                                            ------------         ------------
      TOTAL CURRENT LIABILITIES                              163,586,527          175,741,119

DEFERRED TAXES ON INCOME                                       3,809,500            3,750,000
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                    4,934,200            4,784,200
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION                   91,800,248          107,665,545

SHAREHOLDERS' EQUITY
   Class A common stock, voting, par value
      $2 a share; authorized 20,000,000 shares;
      outstanding 11,270,925 and 11,443,985 shares            22,541,850           22,887,970
   Additional paid-in capital                                 16,035,985           16,431,937
   Retained earnings                                          82,645,245           74,872,344
                                                            ------------         ------------
      TOTAL SHAREHOLDERS' EQUITY                             121,223,080          114,192,251
                                                            ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $385,353,555         $406,133,115
                                                            ============         ============

                              SPARTAN STORES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF EARNINGS
                                                              SECOND QUARTER (12 WEEKS) ENDED
                                                              -------------------------------
                                                              SEPTEMBER 12,     SEPTEMBER 13,
                                                                 1998              1997
                                                              (UNAUDITED)       (UNAUDITED)
                                                              ------------      ------------
NET SALES                                                     $617,700,161      $587,639,552

COSTS AND EXPENSES
   Cost of sales                                               556,750,189       528,917,683
   Operating and administrative                                 52,857,028        53,585,954
   Interest expense                                              1,990,368         2,439,349
   Interest income                                                (770,550)         (670,780)
   Loss (gain) on sale of property and equipment                   729,404        (1,158,638)
                                                              ------------      ------------

   TOTAL COSTS AND EXPENSES                                    611,556,439       583,113,568
                                                              ------------      ------------

EARNINGS BEFORE INCOME TAXES                                     6,143,722         4,525,984

INCOME TAXES                                                     2,003,000         1,688,000
                                                              ------------      ------------

NET EARNINGS                                                  $  4,140,722      $  2,837,984
                                                              ============      ============


BASIC AND DILUTED NET EARNINGS PER
   CLASS A SHARE                                              $       0.36      $       0.24
                                                              ============      ============

BASIC WEIGHTED AVERAGE CLASS A SHARES                           11,387,143        11,856,374
                                                              ============      ============

DILUTED WEIGHTED AVERAGE CLASS A SHARES                         11,391,582        11,859,268
                                                              ============      ============

DIVIDENDS DECLARED PER CLASS A SHARES                         $     0.0125      $     0.0125
                                                              ============      ============

                              SPARTAN STORES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF EARNINGS
                                                               YEAR TO DATE (24 WEEKS) ENDED
                                                            ----------------------------------
                                                             SEPTEMBER 12,       SEPTEMBER 13,
                                                                1998                1997
                                                             (UNAUDITED)         (UNAUDITED)
                                                            --------------      --------------
NET SALES                                                   $1,203,524,166      $1,153,378,491

COSTS AND EXPENSES
   Cost of sales                                             1,082,154,279       1,038,050,206
   Operating and administrative                                105,164,462         105,281,014
   Interest expense                                              4,039,818           4,745,848
   Interest income                                              (1,329,272)         (1,417,622)
   Gain on sale of property and equipment                       (1,188,206)         (2,100,328)
                                                            --------------      --------------

   TOTAL COSTS AND EXPENSES                                  1,188,841,081       1,144,559,118
                                                            --------------      --------------

EARNINGS BEFORE INCOME TAXES                                    14,683,085           8,819,373

INCOME TAXES                                                     5,240,000           3,175,000
                                                            --------------      --------------

NET EARNINGS                                                $    9,443,085      $    5,644,373
                                                            ==============      ==============


BASIC AND DILUTED NET EARNINGS PER
   CLASS A SHARE                                            $         0.83      $         0.47
                                                            ==============      ==============

BASIC WEIGHTED AVERAGE CLASS A SHARES                           11,423,372          11,952,729
                                                            ==============      ==============

DILUTED WEIGHTED AVERAGE CLASS A SHARES                         11,427,811          11,955,623
                                                            ==============      ==============

DIVIDENDS DECLARED PER CLASS A SHARES                       $       0.0250      $       0.0250
                                                            ==============      ==============

                                  SPARTAN STORES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               CLASS A          ADDITIONAL
                                               COMMON            PAID-IN           RETAINED
                                                STOCK            CAPITAL           EARNINGS
                                             -----------       -----------        -----------
BALANCE - MARCH 29, 1997                      24,065,700        18,406,969         64,784,905

CLASS A COMMON STOCK TRANSACTIONS

   895,256 shares purchased                   (1,790,512)       (4,769,484)        (3,559,471)
   306,391 shares issued                         612,782         2,794,452

NET EARNINGS                                                                       14,233,981

CASH DIVIDENDS - $.05 PER SHARE                                                      (587,071)
                                             -----------       -----------        -----------
BALANCE - MARCH 28, 1998                     $22,887,970       $16,431,937        $74,872,344

CLASS A COMMON STOCK TRANSACTIONS

   299,653 shares purchased                     (599,306)       (1,645,428)        (1,385,994)
   126,593 shares issued                         253,186         1,249,476

NET EARNINGS                                                                        9,443,085

CASH DIVIDENDS - $.025 PER SHARE                                                     (284,190)
                                             -----------       -----------        -----------
BALANCE - SEPTEMBER 12, 1998                 $22,541,850       $16,035,985        $82,645,245
                                             ===========       ===========        ===========

                              SPARTAN STORES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      YEAR TO DATE (24 WEEKS) ENDED
                                                                    ---------------------------------
                                                                    SEPTEMBER 12,       SEPTEMBER 13,
                                                                        1998                1997
                                                                     (UNAUDITED)         (UNAUDITED)
                                                                    -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                      $ 9,443,085         $ 5,644,373
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                                    9,353,170           9,821,727
      Postretirement benefits other than pensions                        150,000             110,000
      Deferred taxes on income                                           242,500             166,000
      Gain on sale of property and equipment                          (1,188,206)         (2,100,328)
   Change in assets and liabilities:
      Marketable securities                                           (2,012,058)          2,520,264
      Accounts receivable                                                (51,984)          1,246,093
      Inventories                                                     11,496,063         (12,314,378)
      Prepaid expenses                                                 1,055,184          (1,145,882)
      Accounts payable                                                18,377,009          16,987,188
      Accrued payroll and benefits                                      (102,442)         (2,159,513)
      Insurance reserves                                                (329,754)            916,153
      Other accrued expenses                                           3,418,969          (3,386,846)
                                                                     -----------         -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                          49,851,536          16,304,851

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                (6,932,977)        (15,226,451)
   Proceeds from the sale of property and equipment                    3,855,747           9,147,629
   Other                                                               2,299,030            (310,213)
                                                                     -----------         -----------
   NET CASH USED IN INVESTING ACTIVITIES                                (778,200)         (6,389,035)

CASH FLOWS FROM FINANCING ACTIVITIES
   Changes in notes payable                                          (33,500,000)         (9,000,000)
   Proceeds from long-term borrowings                                  2,708,077          18,649,130
   Repayment of long-term debt and capital lease                     (18,591,748)        (15,897,716)
   Proceeds from sale of common stock                                  1,502,662           1,661,848
   Common stock purchased                                             (3,630,728)         (4,126,173)
   Dividends paid                                                       (284,190)           (298,424)
                                                                     -----------         -----------
   NET CASH USED IN FINANCING ACTIVITIES                             (51,795,927)         (9,011,335)
                                                                     -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (2,722,591)            904,481
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        37,026,640          34,198,752
                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF SECOND QUARTER                   $34,304,049         $35,103,233
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

RECLASSIFICATIONS

Certain reclassifications have been made to the March 28, 1998 presentation in order to conform to the September 12, 1998 presentation.

STATEMENT OF REGISTRANT

The data presented herein is unaudited, but in the opinion of management includes all adjustments (which consist solely of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 12, 1998 and the results of their operations and the changes in cash flows for the periods ended September 12, 1998 and September 13, 1997. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

CONTINGENCIES

On August 21, 1996, the Attorney General for the State of Michigan filed an action in Michigan circuit court against the leading cigarette manufacturers operating in the United States, twelve wholesalers and distributors of tobacco products in Michigan (including three Company subsidiaries) and others seeking certain injunctive relief, the reimbursement of $4 billion in Medicaid and other expenditures incurred or to be incurred by the State of Michigan to treat diseases allegedly caused by cigarette smoking and punitive damages of $10 billion. In July 1998, the court dismissed the claim for punitive damages. During fiscal year 1998, three actions were filed in state courts in Tennessee and twenty-two actions were filed in state courts in Pennsylvania against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including a subsidiary of the Company. In the three Tennessee actions, one action was filed as a class action on behalf of the individual plaintiffs, one action was filed on behalf of the State of Tennessee and its taxpayers, and one action was filed by an individual plaintiff. All of the Pennsylvania actions were filed by individual plaintiffs. In these separate cases, the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. The Company believes that its subsidiaries have valid defenses to these legal actions. These actions are being vigorously defended. The three Tennessee actions have been dismissed. All but one of the Pennsylvania actions have been dismissed without prejudice pursuant to a Dismissal and Tolling Agreement under which the defendants have agreed not to raise the defense of statute of limitations or laches if an action is filed by a plaintiff before April 1, 1999. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify the Company's subsidiaries from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of the Company.

SUBSEQUENT EVENT

On October 14, 1998, the Company's Board of Directors approved an initiative to negotiate an agreement with a distribution and logistics management company to build, own and operate a new multi-commodity distribution center for the Company and its subsidiaries. The initiative includes the cessation of operations at the Company's existing distribution center in Plymouth, Michigan by April 2000 and would result in the displacement of approximately 300 associates in Plymouth and approximately 100 associates at its Grand Rapids distribution center. Management expects this initiative to have a positive impact on operating and administrative expenses as a percentage of net sales although its evaluation of the total associated costs has yet to be completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                         SECOND QUARTER (12 WEEKS) ENDED   YEAR TO DATE (24 WEEKS) ENDED
                                         -------------------------------   -----------------------------
                                          SEPTEMBER 12,   SEPTEMBER 13,    SEPTEMBER 12,   SEPTEMBER 13,
                                              1998            1997             1998            1997
                                           (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
Net Sales                                    100.0%          100.0%           100.0%          100.0%
Gross profit                                   9.9            10.0             10.1            10.0
Less:
   Operating and administrative expenses       8.6             9.1              8.8             9.1
   Interest expense                             .3              .4               .3              .4
   Interest income                             (.1)            (.1)             (.1)            (.1)
   Loss (gain) on sale of property
      and equipment                             .1             (.2)             (.1)            (.2)
                                             -----           -----            -----           -----
TOTAL                                          8.9             9.2              8.9             9.2
                                             -----           -----            -----           -----
EARNINGS BEFORE INCOME TAXES                   1.0              .8              1.2              .8
Income taxes                                    .3              .3               .4              .3
                                             -----           -----            -----           -----
NET EARNINGS                                    .7%             .5%              .8%             .5%
                                             =====           =====            =====           =====

NET SALES

The following table sets forth the Company's net sales (in millions) by segment for the quarter and year to date ended September 12, 1998:

                                         SECOND QUARTER (12 WEEKS) ENDED   YEAR TO DATE (24 WEEKS) ENDED
                                         -------------------------------   -----------------------------
                                          SEPTEMBER 12,   SEPTEMBER 13,    SEPTEMBER 12,   SEPTEMBER 13,
                                              1998            1997             1998            1997
                                           (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
Distribution:
   Grocery store                             $412.7          $414.5          $  810.4         $  813.9
   Convenience store                          198.5           166.0             379.7            325.4

Insurance                                       3.9             4.1               8.0              8.0

Real estate and finance                         2.6             3.0               5.4              6.1
                                             ------          ------          --------         --------

TOTAL                                        $617.7          $587.6          $1,203.5         $1,153.4
                                             ======          ======          ========         ========

Net sales for the quarter and year to date ended September 12, 1998 increased $30.1 million and $50.1 million, respectively, compared to the comparable periods in the prior year.

Sales to grocery store retailers for the quarter and year to date ended September 12, 1998 declined $1.8 million and $3.5 million, respectively, compared to the comparable periods in the prior year due primarily to competitive market conditions and timing of promotional activities. The Company has experienced declines in sales of grocery and general merchandise products as well as retail store equipment. However, offsetting these declines to a significant degree are sales of pharmacy and perishable products. In an effort to remain competitive with competing formats, the Company is focusing its promotional efforts on higher priced items and has committed a portion of earnings to the development of promotional programs in conjunction with food manufacturers. Additionally, the Company recently announced its intention to enter the retail industry through acquisition to assist in maintaining and increasing sales volumes.

Sales to convenience store retailers for the quarter and year to date ended September 12, 1998 increased $32.5 million and $54.3 million, respectively, compared to the comparable periods in the prior year. The increases are due primarily to rising cigarette prices and good weather which has a positive impact on convenience store purchases. The Company has experienced six cigarette price increases since March 1997 that aggregate approximately 12%. Also having a positive impact on sales to convenience store retailers is the addition of new customers late in the third quarter of the prior year.

Sales in the Insurance segment were comparable with prior periods.

Sales in the Real Estate and Finance segment for the quarter and year to date ended September 12, 1998 declined $.4 million and $.7 million, respectively, compared to the comparable periods in the prior year. The declines are due primarily to a reduction in rental income resulting from management's plan to reduce the Company's real estate portfolio. Seven retail properties have been sold since September 1997.

GROSS PROFIT

Gross profit as a percentage of net sales for the quarter ended September 12, 1998 was 9.9% compared to 10.0% for the quarter ended September 13, 1997. The decline in gross profit percentage is due primarily to increasing cigarette sales, for which the gross profit percentage is significantly less than for groceries and related products.

The negative impact of increasing cigarette sales on gross profit as a percentage of net sales was offset by significant improvements in gross profits on sales of groceries and related products to grocery store retailers. The Company has enhanced existing inventory procurement practices by purchasing inventories in excess of current needs to take advantage of promotions offered by vendors. The Company's revised methodology for computing cost-plus fees also improved gross profits. Finally, gross profits on these sales are being positively impacted by a changing sales mix. Declining sales of groceries were offset by increased sales of perishable products, which have higher margins, and to a lesser extent sales of pharmacy products, which have lower margins.

Gross profit as a percentage of net sales for the year to date period ended September 12, 1998 was 10.1% compared to 10.0% for the year to date period ended September 13, 1997. The increase on a year to date basis was due to the fact that rising cigarette prices had less of an impact over the 24 week period compared to the 12 week period.

Gross profit as a percentage of net sales for the quarter and year to date periods ended September 12, 1998 in the insurance and real estate and finance segments were comparable with prior periods.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percentage of net sales for the quarter and year to date ended September 12, 1998 were 8.6% and 8.8%, respectively, compared to 9.1% for the quarter and year to date ended September 13, 1997.

The reduction in operating and administrative expenses as a percentage of net sales is primarily the result of the increase in net sales as discussed above, although the increase in net sales had less of an impact over the 24 week period compared to the 12 week period. In addition, actual operating and administrative expenses have also declined. Cost reduction continues to be a Company wide initiative in order to position the Company competitively as a low cost supplier.

Compensation associated with the Company's collective bargaining labor force continues to be higher than the prior year. The discontinuance of labor standards in the Company's grocery and related product distribution warehouses during fiscal 1998 resulted in a decline in warehouse efficiency. In response, the Company has implemented an incentive program for all collective bargaining associates to improve efficiency. While incentive payments have been made in two warehouses, the ultimate success of the program has yet to be determined. Under the existing agreement,
labor standards could be reestablished in March of 1999.   The Company also
implemented a management incentive plan during the prior fiscal year. Payment under the plan requires a targeted level of earnings and, accordingly, amounts have been accrued as of September 12, 1998 that were not accrued as of September 13, 1997.

Among other items offsetting the increased expenses related to compensation were reductions in contracted labor and workers compensation costs and reductions in loss reserves in the insurance segment.

On October 14, 1998, the Company's Board of Directors approved an initiative to negotiate an agreement with a distribution and logistics management company to build, own and operate a new multi-commodity distribution center for the Company and its subsidiaries. The initiative includes the cessation of operations at the Company's existing distribution center in Plymouth, Michigan by April 2000 and would result in the displacement of approximately 300 associates in Plymouth and approximately 100 associates at its Grand Rapids distribution center. Management expects this initiative to have a positive impact on operating and administrative expenses as a percentage of net sales, although its evaluation of the total associated costs has yet to be completed.

The Company has committed to the discontinuance of the "Over-the-Road" freight department. Year to date revenue associated with this department approximated $2.5 million, which resulted in a loss of approximately $300,000 before taxes. Transportation equipment associated with the department will either be redeployed in the Company's transportation department or returned to the leasing agent. Other costs associated with the discontinuance are expected to be insignificant.

INTEREST EXPENSE AND INCOME

Interest expense for the quarter and year to date ended September 12, 1998 was .3% of net sales compared to .4% for the quarter and year to date ended

September 13, 1997. The decline was primarily attributable to lower average borrowings during the period due to the sale of retail properties, lower inventory levels and strong earnings performance. Interest income is comparable with prior period levels.

LOSS/GAIN ON SALE OF PROPERTY AND EQUIPMENT

During the quarter ended September 12, 1998, the Company experienced losses of approximately $.7 million on the disposal of certain technology related equipment in connection with the implementation of a logistics software package and on the disposal of certain assets associated with the closing of administrative offices in conjunction with the Company's plan to centralize existing processes. For the year to date period ended
September 12, 1998, the Company experienced a gain on the sale of property and equipment approximating $1.2 million reflecting sales of two retail properties during the first quarter. Management does not anticipate engaging in significant real estate transactions during the remainder of the fiscal year.

NET EARNINGS

Net earnings for the quarter and year to date ended September 12, 1998 were $4.1 million and $9.4 million, respectively, compared to $2.8 million and $5.6 million, respectively, for the quarter and year to date ended September 13, 1997. The increase in net earnings is primarily attributed to improvements in sales and gross profits in the distribution segment.
Net earnings performance in the insurance and real estate and finance segments were comparable with prior periods.

Year to date basic and diluted net earnings per Class A share were $.83 compared to $.47 for the comparable period in the prior year. Return on average shareholders' equity was 8.02% for the year to date period ended September 12, 1998 compared to 5.19% for the year to date period ended September 13, 1997.

YEAR 2000 READINESS DISCLOSURE

During Fiscal 1997, the Company began assessing the ability of its computers and other systems to accurately process date and time data in connection with the Year 2000. As a result of this assessment, the Company developed a plan that addressed internally developed systems, purchased systems, imbedded processors and third party risks. The strategy for internally developed systems is to replace or convert non-compliant systems or eliminate unnecessary systems. The Company is using both internal resources as well as contracted consultants to assist in accomplishing this task. The Company also has completed an inventory of its purchased systems and imbedded processors, has contacted or attempted to contact the related vendors or manufacturers to determine their Year 2000 compliance, and is in the process of replacing, converting or eliminating the purchased systems that the Company has been informed or otherwise has determined are not Year 2000 compliant. The Company currently estimates that a small number of systems will have to change as a result of imbedded processors. Finally, the Company is mailing inquiries to customers, suppliers and financial institutions relative to their Year 2000 compliance status. Also, a significant effort is underway to communicate Year 2000 issues to the Company's customer base by conducting seminars and distributing tool kits and other similar materials.

The Company estimates that it already has replaced or converted approximately 75% to 85% of its non-compliant systems and that all major systems will be Year 2000 compliant by April 1999. The Company has spent approximately $3.8 million during the past two fiscal years and expects to incur an additional $2.2 million to address the Year 2000 issues. The Company has delayed other non-critical development and support initiatives as a result of these expenditures. The Company believes that due to its current efforts and future plans, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. If such modifications and conversions to the Company's systems are not completed timely, however, or if the Company's customers, suppliers or financial institutions should fail to adequately modify their computer systems, the Year 2000 problem could have a material adverse impact on the Company's ability to order and distribute product as well as operate its insurance and real estate and finance businesses. Management believes the Company's greatest exposure exists with its customers and suppliers and their inability to process business transactions should they fail to adequately address the Year 2000 problem. As the Company completes its Year 2000 compliance efforts, the Company intends to develop contingency plans to further address adverse consequences potentially arising from the Year 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operating activities and borrowings under a bank credit agreement. At September 12, 1998, the Company had approximately $80.1 million in additional bank borrowings available. Also, the Company is permitted to sell unsecured notes under a note offering with a total principal amount of $100,000,000. As of September 12, 1998, approximately $14.2 million of these notes were outstanding and the Company had approximately $48.7 million in availability under this offering. Management believes that cash flows from operating activities and the Company's ability to issue notes and to borrow under the bank credit agreement will be adequate for the Company's operating, investing and financing activities.

Net cash provided by operating activities was approximately $49.9 million for the year to date period ended September 12, 1998, compared to $16.3 million for the year to date period ended September 13, 1997. The increase in net cash flows from operating activities is primarily the result of stronger earnings, a reduction in inventories and an increase in accounts payable and other accrued expenses due primarily to the timing of certain promotional activities. Management expects that the Company will increase its cigarette inventories by the Company's fiscal year end. Additionally, cash flows from operations in the Company's third quarter is typically impacted by higher inventory levels associated with seasonal holiday buying.

Net cash used in investing activities was approximately $.8 million for the year to date period ended September 12, 1998 compared to approximately $6.4 million for the year to date period ended September 13, 1997. Capital expenditures for software development have declined significantly. Management expects that total capital expenditures will continue to show declines from prior year levels. Additionally, the Company's collections of amounts due on notes receivable from retail customers has increased due to early payments by customers. Finally, two retail properties were sold during the year to date period ended September 12, 1998, which resulted in approximately $3.9 million in proceeds.

Net cash used in financing activities of approximately $51.8 million is primarily attributable to reductions in amounts borrowed under the Company's bank credit agreement due to strong operating cash flows.

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

Operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: costs associated with BASE (Business Automation Support Environment); computer and other system modifications and upgrades to address Year 2000 issues; unanticipated labor shortages, stoppages or disputes; business acquisitions, including the Company's acquisition of retail stores; business divestitures; the defense, settlement or adverse judgments in connection with current or future legal or administrative proceedings; the cessation of operations at the Company's existing distribution center in Plymouth, Michigan; the discontinuance of the "Over-the-Road" freight department; and the adoption of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company's future interest expense and income also may differ from current expectations, depending upon: the amount of additional borrowings necessary in connection with retail store acquisitions; cigarette inventory levels; retail property sales; the volume of notes receivable; and the amount of fees received on delinquent accounts, among other factors.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on September 24, 1998 at which the shareholders elected the following directors:

                                      VOTES FOR        VOTES WITHHELD
                                      ---------        --------------
Roger L. Boyd                         6,499,310            89,827
John S. Carton                        6,499,310            89,827
Ronald A. DeYoung                     6,499,310            89,827
Donald J. Koop                        6,499,310            89,827

The directors whose terms continued after the meeting are as follows:
Russell H. VanGilder, Jr., James G. Buick, Glen A. Catt, Parker T. Feldpausch, Martin P. Hill, Dan R. Prevo and James B. Meyer.

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


Date: October 27, 1998             SPARTAN STORES, INC.
                                   (Registrant)


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