Form 10-Q
period 1999-01-02
SPARTAN STORES INC
filed 1999-02-16
CIK 877422

===========================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 2, 1999.

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________.

                 Commission File Number:  33-41791

                       SPARTAN STORES, INC.

      (Exact Name of Registrant as Specified in Its Charter)

                  MICHIGAN                      38-0593940
         (State or Other Jurisdiction         (I.R.S. Employer
       of Incorporation or Organization)    Identification No.)

             850 76TH STREET, S.W.
                 P.O. BOX 8700
            GRAND RAPIDS, MICHIGAN                 49518
    (Address of Principal Executive Offices      (Zip Code)

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

                          Yes X    No ___

As of January 30, 1999, the issuer had 10,866,620 outstanding shares of Class A Common Stock, $2 par value.
                       _____________________
===========================================================================

                         SPARTAN STORES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                                         JANUARY 2,
                                                           1999                 MARCH 28,
                                                        (UNAUDITED)               1998
                                                        ------------          ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                            $ 35,906,455          $ 37,026,640
   Marketable securities                                  20,566,735            18,333,323
   Accounts receivable                                    70,990,385            74,549,520
   Inventories                                            87,078,096            92,706,414
   Prepaid expenses                                        6,150,824             6,885,828
   Deferred taxes on income                                7,179,000             7,277,000
                                                        ------------          ------------
      TOTAL CURRENT ASSETS                               227,871,495           236,778,725

NOTES RECEIVABLE                                           3,889,199             6,539,412
OTHER ASSETS                                               1,685,991             1,703,110

PROPERTY AND EQUIPMENT
   Land and improvements                                  33,223,362            33,098,220
   Buildings                                             136,295,635           136,496,867
   Equipment                                             139,773,105           138,663,310
                                                        ------------          ------------
                                                         309,292,102           308,258,397
   Less accumulated depreciation and amortization        154,199,388           147,146,529
                                                        ------------          ------------
      NET PROPERTY AND EQUIPMENT                         155,092,714           161,111,868
                                                        ------------          ------------

TOTAL ASSETS                                            $388,539,399          $406,133,115
                                                        ============          ============












LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                        $  3,000,000          $ 38,500,000
   Accounts payable                                       88,124,897            81,690,574
   Accrued payroll and benefits                           15,504,570            13,447,559
   Insurance reserves                                     15,061,870            15,799,160
   Other accrued expenses                                 20,414,172            19,759,049
   Current maturities of long-term debt and capital
      lease obligation                                     8,099,416             6,544,777
                                                        ------------          ------------
      TOTAL CURRENT LIABILITIES                          150,204,925           175,741,119

DEFERRED TAXES ON INCOME                                   1,994,500             3,750,000
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                5,034,200             4,784,200
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION              102,840,208           107,665,545
OTHER LONG-TERM LIABILITIES                                5,301,936

SHAREHOLDERS' EQUITY
   Class A common stock, voting, par value
      $2 a share; authorized 20,000,000 shares;
      outstanding 10,877,219 and 11,443,985 shares        21,754,438            22,887,970
   Additional paid-in capital                             13,669,684            16,431,937
   Retained earnings                                      87,739,508            74,872,344
                                                        ------------          ------------
      TOTAL SHAREHOLDERS' EQUITY                         123,163,630           114,192,251
                                                        ------------          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $388,539,399          $406,133,115
                                                        ============          ============

                             SPARTAN STORES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF EARNINGS
                                                       THIRD QUARTER (16 WEEKS) ENDED
                                                    -------------------------------------
                                                     JANUARY 2,               JANUARY 3,
                                                       1999                     1998
                                                    (UNAUDITED)              (UNAUDITED)
                                                    ------------             ------------
NET SALES                                           $841,097,922             $766,769,552

COSTS AND EXPENSES
   Cost of sales                                     752,471,276              689,095,592
   Operating and administrative                       70,626,982               69,313,767
   Restructuring charge                                5,301,936
   Interest expense                                    2,529,188                3,617,766
   Interest income                                      (780,640)                (525,028)
   Gain on sale of property and equipment                (54,927)              (1,570,249)
                                                    ------------             ------------

   TOTAL COSTS AND EXPENSES                          830,093,815              759,931,848
                                                    ------------             ------------

EARNINGS BEFORE INCOME TAXES                          11,004,107                6,837,704

INCOME TAXES                                           4,085,000                2,437,000
                                                    ------------             ------------

NET EARNINGS                                        $  6,919,107             $  4,400,704
                                                    ============             ============

BASIC AND DILUTED NET EARNINGS PER
   CLASS A SHARE                                    $       0.63             $       0.38
                                                    ============             ============

BASIC WEIGHTED AVERAGE CLASS A SHARES                 10,989,089               11,697,780
                                                    ============             ============

DILUTED WEIGHTED AVERAGE CLASS A SHARES               10,993,528               11,700,674
                                                    ============             ============

DIVIDENDS DECLARED PER CLASS A SHARES               $     0.0125             $     0.0125
                                                    ============             ============

                             SPARTAN STORES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF EARNINGS
                                                        YEAR TO DATE (40 WEEKS) ENDED
                                                   ---------------------------------------
                                                     JANUARY 2,               JANUARY 3,
                                                       1999                     1998
                                                    (UNAUDITED)              (UNAUDITED)
                                                   --------------           --------------
NET SALES                                          $2,044,622,088           $1,920,148,043

COSTS AND EXPENSES
   Cost of sales                                    1,834,625,555            1,727,145,798
   Operating and administrative                       175,791,444              174,594,781
   Restructuring charge                                 5,301,936
   Interest expense                                     6,569,006                8,363,614
   Interest income                                     (2,109,912)              (1,942,650)
   Gain on sale of property and equipment              (1,243,133)              (3,670,577)
                                                   --------------           --------------

   TOTAL COSTS AND EXPENSES                         2,018,934,896            1,904,490,966
                                                   --------------           --------------

EARNINGS BEFORE INCOME TAXES                           25,687,192               15,657,077

INCOME TAXES                                            9,325,000                5,612,000
                                                   --------------           --------------

NET EARNINGS                                       $   16,362,192           $   10,045,077
                                                   ==============           ==============


BASIC AND DILUTED NET EARNINGS PER
   CLASS A SHARE                                   $         1.45           $         0.85
                                                   ==============           ==============

BASIC WEIGHTED AVERAGE CLASS A SHARES                  11,249,659               11,850,749
                                                   ==============           ==============

DILUTED WEIGHTED AVERAGE CLASS A SHARES                11,254,098               11,853,643
                                                   ==============           ==============

DIVIDENDS DECLARED PER CLASS A SHARE               $       0.0375           $       0.0375
                                                   ==============           ==============

                                   SPARTAN STORES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               CLASS A           ADDITIONAL
                                               COMMON             PAID-IN          RETAINED
                                                STOCK             CAPITAL          EARNINGS
                                             -----------         -----------      -----------
BALANCE - MARCH 29, 1997                     $24,065,700         $18,406,969      $64,784,905

CLASS A COMMON STOCK TRANSACTIONS

   895,256 shares purchased                   (1,790,512)         (4,769,484)      (3,559,471)
   306,391 shares issued                         612,782           2,794,452

NET EARNINGS                                                                       14,233,981

CASH DIVIDENDS - $.05 PER SHARE                                                      (587,071)
                                             -----------         -----------      -----------
BALANCE - MARCH 28, 1998                     $22,887,970         $16,431,937      $74,872,344

CLASS A COMMON STOCK TRANSACTIONS

   761,427 shares purchased                   (1,522,854)         (4,712,830)      (3,074,872)
   194,661 shares issued                         389,322           1,950,577

NET EARNINGS                                                                       16,362,192

CASH DIVIDENDS - $.0375 PER SHARE                                                    (420,156)
                                             -----------         -----------      -----------
BALANCE   JANUARY 2, 1999                    $21,754,438         $13,669,684      $87,739,508
                                             ===========         ===========      ===========

                              SPARTAN STORES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            YEAR TO DATE (40 WEEKS) ENDED
                                                           -------------------------------
                                                            JANUARY 2,         JANUARY 3,
                                                              1999               1998
                                                           (UNAUDITED)        (UNAUDITED)
                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                            $ 16,362,192       $ 10,045,077
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                          16,079,691         16,429,657
      Postretirement benefits other than pensions               250,000            184,000
      Deferred taxes on income                                1,657,500            243,000
      Restructuring charge                                    5,301,936
      Gain on sale of property and equipment                 (1,243,133)        (3,670,577)
   Change in assets and liabilities:
      Marketable securities                                  (2,233,412)        (4,555,451)
      Accounts receivable                                     3,559,135          3,557,780
      Inventories                                             5,628,318        (19,651,689)
      Prepaid expenses                                          735,004            439,788
      Accounts payable                                        6,434,323         (2,584,220)
      Accrued payroll and benefits                            2,057,011         (1,985,666)
      Insurance reserves                                       (737,290)           582,469
      Other accrued expenses                                    655,123          2,948,907
                                                           ------------       ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                 51,191,398          1,983,075

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                      (13,245,533)       (21,263,703)
   Proceeds from the sale of property and equipment           4,428,129         14,707,184
   Other                                                      2,667,332         (1,099,847)
                                                           ------------       ------------
   NET CASH USED IN INVESTING ACTIVITIES                     (6,150,072)        (7,656,366)

CASH FLOWS FROM FINANCING ACTIVITIES
   Changes in notes payable                                 (35,500,000)        (6,000,000)
   Proceeds from long-term borrowings                        14,852,254         28,684,569
   Repayment of long-term debt and capital lease            (18,122,952)       (21,292,448)
   Proceeds from sale of common stock                         2,339,899          2,583,679
   Common stock purchased                                    (9,310,556)        (6,962,055)
   Dividends paid                                              (420,156)          (444,020)
                                                           ------------       ------------
   NET CASH USED IN FINANCING ACTIVITIES                    (46,161,511)        (3,430,275)
                                                           ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (1,120,185)        (9,103,566)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               37,026,640         34,198,752
                                                           ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF THIRD QUARTER          $ 35,906,455       $ 25,095,186
                                                           ============       ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

The 1998 Annual Report on Form 10-K contains a summary of significant accounting policies in the notes to consolidated financial statements. The Company follows the same accounting policies in the preparation of interim financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the March 28, 1998 presentation in order to conform to the January 2, 1999 presentation.

STATEMENT OF REGISTRANT

The data presented herein is unaudited, but in the opinion of management includes all adjustments (which consist solely of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at January 2, 1999 and the results of their operations and the changes in cash flows for the periods ended January 2, 1999 and January 3, 1998. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

CONTINGENCIES

On August 21, 1996, the Attorney General for the State of
Michigan filed an action in Michigan circuit court against the leading cigarette manufacturers operating in the United States, twelve wholesalers and distributors of tobacco products in Michigan (including three Company subsidiaries) and others seeking certain injunctive relief, the reimbursement of $4 billion in Medicaid and other expenditures incurred or to be incurred by the State of Michigan to treat diseases allegedly caused by cigarette smoking and punitive damages of $10 billion.
In July 1998, the court dismissed the claim for punitive damages. On December 7, 1998, the State of Michigan and the cigarette manufacturers settled the remaining claims and the case was dismissed by the court without any payment by the Company or its subsidiaries. Thirty actions have been filed in state courts in Pennsylvania against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including a subsidiary of the Company. All of the Pennsylvania actions were filed by individual plaintiffs pursuant to a special notice procedure which does not include any formal complaint. In these separate cases, the Company expects that the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. The Company believes that its subsidiaries have valid defenses to these legal actions.
These actions are being vigorously defended. All but two of the Pennsylvania actions have been dismissed without prejudice pursuant to a Dismissal and Tolling Agreement under which the defendants have agreed not to raise the defense of statute of limitations or laches if an action is filed by a plaintiff before April 1, 1999. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify the Company's subsidiaries from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of the Company.

RESTRUCTURING CHARGE

On October 14, 1998, the Company's Board of Directors approved an initiative to replace the Company's Plymouth distribution center with a new multi-commodity distribution center in Northern Ohio. The initiative includes the cessation of operations at the Company's existing distribution center in Plymouth, Michigan by April 2000 and would result in the displacement of approximately 300 associates in Plymouth and approximately 100 associates at its Grand Rapids, Michigan distribution center. In connection with the initiative, a $5,301,936 restructuring charge was accrued as of January 2, 1999. The charge encompasses accruals for contractual amounts to be paid under a collective bargaining agreement, additional severance pay, and amounts due in connection with withdrawal from the union pension plan.

RECENT AND SUBSEQUENT EVENTS

On December 3, 1998, the Company executed a letter of intent with respect to the proposed purchase by the Company or one of its subsidiaries of certain assets associated with the retail grocery, pharmacy and transportation business of Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. ("Glen's"). Glen's operates 23 retail grocery stores, 4 pharmacies and a distribution center located primarily in Northern Michigan. The

Company continues to negotiate with these companies toward execution of a definitive asset purchase agreement with respect to the purchase of this business.

On January 4, 1999, the Company, through its wholly-owned subsidiary, Valuland, Inc. ("Valuland"), acquired certain assets and assumed certain liabilities of Ashcraft's Market, Inc., an operator of eight retail grocery stores located primarily in mid-
Michigan.

On January 13, 1999, the Company executed a letter of intent with respect to the proposed purchase by Valuland of all of the issued and outstanding shares of Family Fare, Inc., Family Fare Management Services, Inc. and Family Fare Trucking, Inc. ("Family Fare"). Family Fare is an operator of thirteen retail grocery stores, a bakery, a warehouse facility and a transportation business located primarily in Western Michigan. The Company continues to negotiate with these companies and their shareholders toward execution of a definitive stock purchase agreement with respect to the purchase of this business.

Upon consummation, each of these acquisitions will be accounted for as a purchase. Accordingly, the total purchase price of each transaction will be allocated to assets acquired and liabilities assumed based upon their relative fair market values. Cost in excess of the fair market value of the net assets acquired or to be acquired in each of these transactions (goodwill) has not been determined. Consummation of the transactions with Family Fare and Glen's are subject to a number of conditions to closing, including the receipt of necessary governmental approvals. Both transactions are expected to be completed during the fourth quarter of Fiscal 1999 or the first quarter of Fiscal 2000.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth items from the Company's
Consolidated Statements of Earnings as percentages of net sales:

                                          THIRD QUARTER (16 WEEKS) ENDED  YEAR TO DATE (40 WEEKS) ENDED
                                          -------------------------------------------------------------
                                              JANUARY 2,   JANUARY 3,         JANUARY 2,  JANUARY 3,
                                                1999         1998               1999        1998
                                             (UNAUDITED)  (UNAUDITED)        (UNAUDITED) (UNAUDITED)
Net Sales                                       100.0%       100.0%             100.0%      100.0%
Gross profit                                     10.5         10.1               10.3        10.0
Less:
  Operating and administrative expenses           8.4          9.0                8.6         9.1
  Restructuring charge                             .6                              .3
  Interest expense                                 .3           .5                 .3          .4
  Interest income                                 (.1)         (.1)               (.1)        (.1)
  Gain on sale of property
    and equipment                                   -          (.2)               (.1)        (.2)
                                                -----        -----              -----       -----
TOTAL                                             9.2          9.2                9.0         9.2
                                                -----        -----              -----       -----
EARNINGS BEFORE INCOME TAXES                      1.3           .9                1.3          .8
Income taxes                                       .5           .3                 .5          .3
                                                -----        -----              -----       -----
NET EARNINGS                                       .8%          .6%                .8%         .5%
                                                =====        =====              =====       =====

NET SALES

The following table sets forth the Company's net sales (in millions) by segment:

                                          THIRD QUARTER (16 WEEKS) ENDED  YEAR TO DATE (40 WEEKS) ENDED
                                          -------------------------------------------------------------
                                              JANUARY 2,   JANUARY 3,         JANUARY 2,  JANUARY 3,
                                                1999         1998               1999        1998
                                             (UNAUDITED)  (UNAUDITED)        (UNAUDITED) (UNAUDITED)
Distribution:
     Grocery store                             $573.9       $546.3           $1,384.3    $1,360.2
     Convenience store                          258.7        213.6              638.4       539.0

Insurance                                         3.8          3.8               11.8        11.8




Real estate and finance                           2.6          3.1                8.0         9.1

Other                                             2.1          0.0                2.1         0.0
                                               ------       ------           --------    --------

TOTAL                                          $841.1       $766.8           $2,044.6    $1,920.1
                                               ======       ======           ========    ========

Net sales for the quarter and year to date period ended January
2, 1999 increased $74.3 million and $124.5 million, respectively, compared to the comparable periods in the prior year.

Sales to grocery store retailers for the quarter and year to date period ended January 2, 1999 increased $27.6 million and $24.1 million, respectively, compared to the comparable periods in the prior year. The third quarter increase is due primarily to increased promotional activities whereby the Company has committed a portion of earnings to the development of promotional programs in conjunction with food manufacturers and increased sales of pharmacy products. Other contributors to the third quarter increase include the impact of an annual sale being held later in the current fiscal year as well as incremental sales due to customer remodels and the addition of new customers.

Sales to convenience store retailers for the quarter and year to date period ended January 2, 1999 increased $45.1 million and $99.4 million, respectively, compared to the comparable periods in the prior year. The increases are primarily the result of cigarette price increases imparted by manufacturers, as well as volume increases in the Eastern Michigan region of the Company's market. Through the second quarter, the Company had experienced four cigarette price increases since January 1998 that aggregated approximately 10%. During the third quarter of the current fiscal year, the Company experienced another increase of approximately 33%. The addition of new customers late in the third quarter of the prior year also had a positive impact on sales to convenience store retailers.

Sales in the Insurance segment were comparable with prior periods.

Sales in the Real Estate and Finance segment for the quarter and year to date period ended January 2, 1999 declined $.5 million and $1.1 million, respectively, compared to the comparable periods in the prior year. The declines are due primarily to a reduction in rental income resulting from management's plan to reduce the Company's real estate portfolio.

On December 3, 1998, the Company executed a letter of intent with respect to the proposed purchase by the Company or one of its subsidiaries of certain assets associated with the retail grocery, pharmacy and transportation business of Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. ("Glen's"). Glen's operates 23 retail grocery stores, 4 pharmacies and a distribution center located primarily in Northern Michigan. The Company continues to negotiate with these companies toward execution of a definitive asset purchase agreement with respect to the purchase of this business.

On January 4, 1999, the Company, through its wholly-owned subsidiary, Valuland, Inc. ("Valuland"), acquired certain assets and assumed certain liabilities of Ashcraft's Market, Inc., an operator of eight retail grocery stores located primarily in mid-
Michigan.

On January 13, 1999, the Company executed a letter of intent with respect to the proposed purchase by Valuland of all of the issued and outstanding shares of Family Fare, Inc., Family Fare Management Services, Inc. and Family Fare Trucking, Inc. ("Family Fare"). Family Fare is an operator of thirteen retail grocery stores, a bakery, a warehouse facility and a transportation business located primarily in Western Michigan. The Company continues to negotiate with these companies and their shareholders toward execution of a definitive stock purchase agreement with respect to the purchase of this business.

Upon consummation, each of these acquisitions will be accounted for as a purchase. Accordingly, the total purchase price of each transaction will be allocated to assets acquired and liabilities assumed based upon their relative fair market values. Cost in excess of the fair market value of the net assets acquired or to be acquired in each of these transactions (goodwill) has not been determined. Consummation of the transactions with Family Fare and Glen's are subject to a number of conditions to closing, including the receipt of necessary governmental approvals. Both transactions are expected to be completed during the fourth quarter of Fiscal 1999 or the first quarter of Fiscal 2000.

Management expects net sales to increase in subsequent periods as a result of these acquisitions.

GROSS PROFIT

Gross profit as a percentage of net sales for the quarter ended January 2, 1999 was 10.5% compared to 10.1% for the quarter ended January 3, 1998. Gross profit as a percentage of net sales for the year to date period ended January 2, 1999 was 10.3% compared to 10.0% for the year to date period ended January 3, 1998.

The increase in gross profit as a percentage of sales is due primarily to the following factors:

1. During the third quarter, the Company liquidated certain cigarette inventory quantities that were being accumulated in excess of current needs to take advantage of the most recent price increase occurring in November 1998.
2. The Company has enhanced existing inventory procurement practices by purchasing inventories in excess of current needs to take advantage of promotions offered by vendors.
3. Sales of perishable products with higher margins than most other products have increased due to new business and increased promotional activities.

The increases in gross profit as a percentage of sales indicated above were offset to a certain degree by increases in sales of cigarettes and pharmacy products for which gross profit margins are lower.

Gross profit as a percentage of net sales for the quarter and year to date periods ended January 2, 1999 in the insurance and real estate and finance segments were comparable with prior periods.

Management expects gross profit as a percentage of net sales to increase in the next fiscal year and in subsequent periods as a result of anticipated acquisitions of retail stores, for which gross margins as a percentage of sales are typically higher than in wholesale operations.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percentage of net sales for the quarter ended January 2, 1999 were 8.4% compared to 9.0% for the quarter ended January 3, 1998. Operating and administrative expenses as a percentage of net sales for the year to date period ended January 2, 1999 were 8.6% compared to 9.1% for the year to date period ended January 3, 1998.

The reduction in operating and administrative expenses as a percentage of net sales is primarily the result of the increase in net sales as discussed above, although the increase in net sales had less of an impact over the 40 week period compared to the 16 week period. Additionally, the Company has experienced reductions in workers' compensation costs, reductions in loss reserves in the insurance segment and a reduction in costs associated with the planned discontinuance of the "Over-the-Road" freight department.

Compensation associated with the Company's collective bargaining labor force continues to be higher than the prior year. The discontinuance of labor standards in the Company's grocery and related product distribution warehouses during fiscal 1998 resulted in a decline in warehouse efficiency. In response, the Company implemented an incentive program for all collective bargaining associates to improve efficiency. While incentive payments have been made in two warehouses, the ultimate success of the program has yet to be determined. Under the existing agreement, labor standards could be reestablished in March of 1999. The Company also implemented a management incentive plan during the prior fiscal year. Payment under the plan requires a targeted level of earnings and, accordingly, amounts have been accrued as of January 2, 1999 that were not accrued as of January 3, 1998.

Management expects operating and administrative expenses to increase next fiscal year and in subsequent periods as a percentage of sales due to anticipated acquisitions of retail stores, for which operating costs are typically higher as a percentage of sales than in wholesale operations.

RESTRUCTURING CHARGE

On October 14, 1998, the Company's Board of Directors approved an initiative to replace the Company's Plymouth distribution center with a new multi-commodity distribution center in Northern Ohio. The initiative includes the cessation of operations at the Company's existing distribution center in Plymouth, Michigan by April 2000 and would result in the displacement of approximately 300 associates in Plymouth and approximately 100 associates at its Grand Rapids, Michigan distribution center. In connection with the initiative, a $5,301,936 restructuring charge was accrued as of January 2, 1999. The charge encompasses accruals for contractual amounts to be paid under a collective bargaining agreement, additional severance pay, and amounts due in connection with withdrawal from the union pension plan.

INTEREST EXPENSE AND INCOME

Interest expense for the quarter and year to date period ended January 2, 1999 was .3% of net sales compared to .5% and .4%., respectively, for the quarter and year to date periods ended January 3, 1998. The decline was primarily attributable to lower borrowing rates and lower average borrowings during the period due to the sale of retail properties, lower inventory levels and strong earnings performance, coupled with the increase in net sales as discussed above. Interest income is comparable with prior period levels.

Management expects interest expense to increase as average borrowings increase in connection with planned acquisitions of retail stores.

GAIN ON SALE OF PROPERTY AND EQUIPMENT

The Company recognized a net gain of approximately $1.2 million on the sale of property and equipment during the year to date period ended January 2, 1999. The net gain represents approximately $1.9 million in gains on the sales of three retail properties offset by losses of approximately $.7 million on the disposal of certain technology-related equipment in connection with the implementation of a logistics software package and on the disposal of certain assets associated with the closing of administrative offices in conjunction with the Company's continuing efforts to centralize existing processes. Gains in the third quarter ended January 2, 1999 were negligible.

NET EARNINGS

Net earnings for the quarter and year to date period ended January 2, 1999 were $6.9 million and $16.4 million, respectively, compared to $4.4 million and $10.0 million, respectively, for the quarter and year to date period ended January 3, 1998. The increase in net earnings is primarily attributed to improvements in sales and gross profits in the distribution segment. Net earnings performance in the insurance and real estate and finance segments were comparable with prior periods.

Year to date basic and diluted net earnings per Class A share were $1.45 compared to $.85 for the comparable period in the prior year. Return on average shareholders' equity was 13.79% for the year to date period ended January 2, 1999 compared to 9.13% for the year to date period ended January 3, 1998.

While management expects net earnings to continue to grow in its distribution segment, that growth will be offset to a certain degree by expected losses in the retail division during the early stages of its operation.

YEAR 2000 READINESS DISCLOSURE

During Fiscal 1997, the Company began assessing the ability of its computers and other systems to accurately process date and time data in connection with the Year 2000. As a result of this assessment, the Company developed a plan that addressed internally developed systems, purchased systems, imbedded processors and third party risks. The strategy for internally developed systems has been to replace or convert non-compliant systems or eliminate unnecessary systems. The Company is using both internal resources as well as contracted consultants to assist in accomplishing this task. The Company also has completed an inventory of its purchased systems and imbedded processors, has contacted or attempted to contact the related vendors or manufacturers to determine their Year 2000 compliance, and is in the process of replacing, converting or eliminating the purchased systems that the Company has been informed or otherwise has determined are not Year 2000 compliant. The Company currently estimates that a small number of systems will have to change as a result of non-compliant imbedded processors.
Finally, the Company has mailed inquiries to its customers, suppliers and financial institutions relative to their Year 2000 compliance status. The Company continues to communicate Year 2000 issues to the Company's customers by conducting seminars and distributing tool kits and other similar materials.

The Company estimates that it already has replaced or converted approximately 85% to 90% of its non-compliant systems and that all major systems will be Year 2000 ready by April 1999. The Company has spent approximately $4.4 million during the past two fiscal years and expects to incur an additional $1.6 million to address the Year 2000 issues. The Company has delayed other non-critical development and support initiatives as a result of these expenditures. The Company believes that due to its current efforts and future plans, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. If such modifications and conversions to the Company's systems are not completed timely, however, or if the Company's customers, suppliers or financial institutions should fail to adequately modify their computer systems, the Year 2000 problem could have a material adverse impact on the Company's ability to order and distribute product as well as operate its insurance, retail and real estate and finance businesses. Management believes the Company's greatest exposure exists with its customers and suppliers and their inability to process business transactions should they fail to adequately address the Year 2000 problem. As the Company completes its Year 2000 compliance efforts, the Company intends to develop contingency plans to further address adverse consequences potentially arising from the Year 2000.

This Year 2000 Readiness Disclosure is in part based upon and repeats information provided to the Company by outside sources, including its suppliers, customers, outside consultants and other business partners and the manufacturers, vendors and licensors of the Company's software, hardware and other systems and equipment.
 Although the Company believes this outside information is accurate, the Company is not the original source of this outside information and has not independently verified the information.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operating activities and borrowings under a bank credit agreement. At January 2, 1999, the Company had approximately
$68.2 million in additional bank borrowings available. Also, the Company is permitted to sell unsecured notes under a note offering with a total principal amount of $100,000,000. As of January 2, 1999, approximately $14.4 million of these notes were outstanding and the Company had approximately $47.7 million in availability under this offering. Management believes that cash flows from operating activities and the Company's ability to issue notes and to borrow under the bank credit agreement will be adequate for the Company's operating, investing and financing activities. The Company has received a bank commitment letter with respect to a secured loan to fund current and future acquisitions, refinance existing debt and fund working capital and other general corporate needs. Management expects the Company's debt-to-equity ratio to increase as a result of management's plan to acquire retail stores. The Company expects to pay a pre-payment penalty of approximately $1.8 million in the fourth quarter in connection with refinancing its existing debt.

Net cash provided by operating activities was approximately $51.2 million for the year to date period ended January 2, 1998, compared to approximately $2.0 million for the year to date period ended January 3, 1998. The increase in net cash flows from operating activities is primarily the result of stronger earnings, a reduction in cigarette inventories and accounts receivable and an increase in accounts payable and accrued payroll and benefits. Management expects cigarette inventories to return to historical levels by the Company's fiscal year-end.

Net cash used in investing activities was approximately $6.2 million for the year to date period ended January 2, 1999 compared to approximately $7.7 million for the year to date period ended January 3, 1998. Capital expenditures for software development have declined significantly. Management expects that total capital expenditures will continue to show declines from prior year levels. Additionally, the Company's collections of amounts due on notes receivable from retail customers has increased due to early payments by customers. Finally, three retail properties were sold during the year to date period ended January 2, 1999, which resulted in approximately $4.4 million in proceeds.

Net cash used in financing activities of approximately $46.1 million is primarily attributable to reductions in amounts borrowed under the Company's bank credit agreement due to strong operating cash flows.

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

Anticipated future sales are subject to competitive pressures from many sources. The Company's Distribution segment competes with numerous warehouse discount stores, supermarkets, pharmacies and product manufacturers. The Company's Insurance segment is subject to intense competition from numerous insurance agents and insurance companies, especially in the property and casualty insurance markets. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees. Additionally, future sales will be dependent on the number of retail stores owned and operated by the Company and competitive pressures in the retail industry.

Operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: costs associated with BASE (Business Automation Support Environment); computer and other system modifications and upgrades to address Year 2000 issues; unanticipated labor shortages, stoppages or disputes; business acquisitions, including the Company's acquisition of retail stores; business divestitures; the transition of the business operations of recently acquired retail stores; the defense, settlement or adverse judgments in connection with current or future legal or administrative proceedings; the cessation of operations at the Company's existing distribution center in Plymouth, Michigan; the discontinuance of the "Over-the-Road" freight department; and the adoption of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company's future interest expense and income also may differ from current expectations, depending upon: the amount of additional borrowings necessary in connection with retail store acquisitions; cigarette inventory levels; retail property sales; the volume of notes receivable; and the amount of fees received on delinquent accounts, among other factors.

The Company's estimated costs and completion dates for addressing Year 2000 issues, as well as the estimated potential effects on the Company's business operations arising from Year 2000 issues, are based upon management's best estimates. These estimates were derived using numerous assumptions with respect to future events.
 Actual results could differ materially from those anticipated if there are greater than expected disruptions or costs experienced by the Company or its customers or suppliers in connection with the Year 2000, including due to unanticipated delays in correcting Year 2000 problems; increased costs of trained personnel; increased costs associated with the Company's retail store acquisitions; the interruption of electronic or telephonic communications; the interruption in banking or commercial payment systems; transportation delays; the failure of basic utilities;

or other similar events or factors. Accordingly, there can be no guarantee that the Company's estimates will be achieved.

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


Date: February 16, 1999       SPARTAN STORES, INC.
                              (Registrant)


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