Form 10-Q/A
period 1999-01-02
SPARTAN STORES INC
filed 1999-03-05
CIK 877422

===========================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q/A
                          (Amendment No. 1)

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

This Quarterly Report on Form 10-Q/A (Amendment No. 1) is filed for the purpose of correcting the Deferred Taxes on Income line item in the Consolidated Statements of Cash Flows in Item 1 of Part I of the registrant's previously filed Quarterly Report on Form 10-Q for the quarterly period ended January 2, 1999.

                                        PART I.
                                 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

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
                                             ===========         ===========      ===========

                              SPARTAN STORES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            YEAR TO DATE (40 WEEKS) ENDED
                                                           -------------------------------
                                                            JANUARY 2,         JANUARY 3,
                                                              1999               1998
                                                           (UNAUDITED)        (UNAUDITED)
                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                            $ 16,362,192       $ 10,045,077
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                          16,079,691         16,429,657
      Postretirement benefits other than pensions               250,000            184,000
      Deferred taxes on income                               (1,657,500)           243,000
      Restructuring charge                                    5,301,936
      Gain on sale of property and equipment                 (1,243,133)        (3,670,577)
   Change in assets and liabilities:
      Marketable securities                                  (2,233,412)        (4,555,451)
      Accounts receivable                                     3,559,135          3,557,780
      Inventories                                             5,628,318        (19,651,689)
      Prepaid expenses                                          735,004            439,788
      Accounts payable                                        6,434,323         (2,584,220)
      Accrued payroll and benefits                            2,057,011         (1,985,666)
      Insurance reserves                                       (737,290)           582,469
      Other accrued expenses                                    655,123          2,948,907
                                                           ------------       ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                 51,191,398          1,983,075

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                      (13,245,533)       (21,263,703)
   Proceeds from the sale of property and equipment           4,428,129         14,707,184
   Other                                                      2,667,332         (1,099,847)
                                                           ------------       ------------
   NET CASH USED IN INVESTING ACTIVITIES                     (6,150,072)        (7,656,366)

CASH FLOWS FROM FINANCING ACTIVITIES
   Changes in notes payable                                 (35,500,000)        (6,000,000)
   Proceeds from long-term borrowings                        14,852,254         28,684,569
   Repayment of long-term debt and capital lease            (18,122,952)       (21,292,448)
   Proceeds from sale of common stock                         2,339,899          2,583,679
   Common stock purchased                                    (9,310,556)        (6,962,055)
   Dividends paid                                              (420,156)          (444,020)
                                                           ------------       ------------
   NET CASH USED IN FINANCING ACTIVITIES                    (46,161,511)        (3,430,275)
                                                           ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (1,120,185)        (9,103,566)
 ASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               37,026,640         34,198,752
                                                           ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF THIRD QUARTER          $ 35,906,455       $ 25,095,186
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


Date: March 5, 1999           SPARTAN STORES, INC.
                              (Registrant)


                              By /S/CHARLES B. FOSNAUGH
                                 Charles B. Fosnaugh
                                 Vice President Development
                                 (Principal Financial
                                 Officer and duly authorized
                                 signatory for Registrant)