Form 10-K405
period 1999-03-27
SPARTAN STORES INC
filed 1999-06-25
CIK 877422

===========================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended March 27, 1999.

                                    OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______________ to _______________.

                     Commission File Number:  33-41791


                           SPARTAN STORES, INC.
          (Exact Name of Registrant as Specified in Its Charter)

                    MICHIGAN                          38-0593940
          (State or Other Jurisdiction)            (I.R.S. Employer
        of Incorporation or Organization)         Identification No.)

              850 76TH STREET, S.W.
                  P.O. BOX 8700
             GRAND RAPIDS, MICHIGAN                    49518
    (Address of Principal Executive Offices)         (Zip Code)

    Registrant's telephone number, including area code:  (616) 878-2000

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 22, 1999, was $103,437,521.

The number of shares of the registrant's Class A Common Stock, $2 par value, outstanding at May 22, 1999, was 10,266,874 shares.

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

          The independently owned grocery store Customers served by the Company range from single stores to supermarket chains with as many as 25 stores. In addition, Spartan's subsidiary, Valuland, Inc. ("Valuland"), owns and operates 44 retail grocery stores (the "Company Owned Stores"). Spartan's subsidiaries also distribute candy, tobacco, and other grocery products to approximately 9,600 convenience stores and other retail locations. The Company conducts a predominant portion of its business with retail stores located in Michigan. According to industry sources, the Company is the ninth largest wholesaler of grocery and related products in the United States.

          In 1917, a group of independent food retailers incorporated the Grand Rapids Wholesale Grocery Company. These retailers sought to gain lower food prices and other economies of scale by purchasing together on a cooperative basis. In 1957, the name was changed to Spartan Stores, Inc., to take advantage of the "Spartan" brand name, which is widely recognized in Michigan. Spartan was incorporated as a cooperative, but in 1973 converted to a Michigan, for-profit business corporation. The Company expanded its presence in convenience store wholesaling through its acquisitions of L & L/Jiroch Distributing Company ("L & L/Jiroch") in 1987 and J.F. Walker Company, Inc. ("J.F. Walker") in 1993. The Company expanded its strategic direction into the retail grocery industry through the acquisition of eight retail grocery stores in Fiscal 1999 and an additional 36 stores in Fiscal 2000.

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

     DESCRIPTION OF BUSINESS

GENERAL

          The Company operates in five operating segments: grocery store distribution; convenience store distribution; retail grocery operations; insurance sales and underwriting; and real estate and finance. Grocery store distribution is the Company's largest operating segment. The grocery store distribution business includes the distribution of grocery and related products to the Company's Customers, including the Company Owned Stores, as well as services directly related to the operation of those stores. The convenience store distribution segment includes product distribution to convenience stores. The retail grocery operations segment includes the operations of the Company Owned Stores. The insurance sales and underwriting segment includes commission and premium income generated by sales to Customers and others. The real estate and finance segment represents revenues from real estate activities with Customers and others. Spartan's seven subsidiaries distribute products; provide support and insurance services to Customers; operate the Company Owned Stores; and fulfill other functions for the Company.

          Financial information on the operating segments is set forth under the caption "Operating Segment Information" in the notes to the Consolidated Financial Statements of the Company set forth in Item 8 of this Report on Form 10-K.

BUSINESS STRATEGY

          The Company's current strategy is to continue to focus on its core business: the full service distribution of grocery and related products. However, during the fiscal year ended March 27, 1999, management expanded the strategic direction of the Company by acquiring retail grocery stores in an effort to secure existing business and obtain future sales growth. The Company currently operates 44 retail stores in Michigan and expects to continue to acquire additional stores as opportunities becomes available.

          The Company's business strategy emphasizes a philosophy of service to its Customers. Management of the Company believes that by providing grocery retailers, including the Company Owned Stores, with a broad array of products and services, those retailers should be better able to grow and compete. This growth and success in retail operations should, in turn, enable the Company's wholesale and retail businesses to grow and prosper as well.

          In addition, Spartan believes that Customers who are also shareholders of Spartan ("Shareholder-Customers") gain an important competitive advantage by access to the "Spartan" name and image. The "Spartan" name and logo are widely recognized by consumers in Michigan and other parts of the Midwest who have come to associate the "Spartan" name with service, selection, and quality in their grocery shopping. A majority of all grocery stores supplied by Spartan display the "Spartan" name and logo.

GROCERY STORE DISTRIBUTION

     GENERAL

          The Company's grocery store distribution segment includes the operations of Spartan, a full-service distributor of grocery and related products. Spartan provides its Customers with a selection of over 40,000 items, including dry grocery, produce, dairy products, meat, frozen food, seafood, floral, general merchandise, tobacco, and health and beauty care items. Spartan supplies its Customers with both nationally advertised products and with over 2,000 highly recognized "Spartan" brand private label items. In addition to Spartan brand products, the Company also supplies its customers with Spartan "Value" brands. The HomeHarvest value brand includes approximately 360 items and the SAVE RITE brand includes approximately 55 items. Spartan ships the products from its main warehouse and distribution center in Grand Rapids, Michigan, and from a warehouse in Plymouth, Michigan. On October 14, 1998, the Company's Board of Directors approved an initiative to replace the Company's Plymouth distribution center with a new multi-commodity distribution center. The initiative includes the cessation of operations at the Company's existing distribution center in Plymouth, Michigan by April 2000. To supply its Customers, Spartan operates a fleet of approximately 122 tractors, 217 conventional trailers, and 152 refrigerated trailers, substantially all of which are leased by the Company. Deliveries by Spartan can occur as often as daily for large stores, or as infrequently as weekly for smaller stores.

          Spartan utilizes cost-plus pricing for all services and products other then general merchandise and meat products. Cost-plus pricing consists of two parts. The first part is the "cost," which is generally the cost that the manufacturer charges Spartan, subject to definitions and exceptions in the program. The second part is the "plus," which is a charge generally consisting of: (i) a fixed amount per case times the number of cases on the invoice; (ii) a percentage of the total invoice product billing; and (iii) a transportation charge based on a transportation pricing schedule that reflects Spartan's general transportation expenses. Through the cost-plus pricing program, Spartan prices products, services, and transportation as separate elements. The program is intended to reflect accurately the different costs in warehousing and distributing various commodities and to assist Spartan and its Customers to work together to reduce costs. During the fiscal year ended March 27, 1999, the Company implemented variable markup pricing, rather than cost-plus pricing, for general merchandise and meat products to promote increased sales volumes in these price sensitive categories.

          Spartan, itself and through its subsidiaries, provides Customers with a broad spectrum of additional services that the Company believes make it possible for its Customers to compete with large competitors. Customers decide individually which services to use and are charged fees for the services used. Substantially all of the Company's Customers use one or more of the following value-added services.

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

     HUMAN RESOURCE SERVICES. The Company offers an extensive variety of human resource services to its Customers. The services include recruiting; interviewing and staffing assistance; benefit program planning; handbook preparation, design, and printing; labor relations assistance; personnel record keeping; training; and employee development. The services listed above, as well as many others, are provided on an individual basis and are tailored to meet the needs of each Customer.

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

     FINANCE. The Company may loan funds to Shareholder-Customers to be used to develop new stores or expand or remodel existing stores. For qualified Shareholder-Customers, the management of Spartan may approve loans of up to $100,000. Loans in excess of $100,000 are recommended by management and approved by the Board of Directors of Spartan. As of March 27, 1999, the Company had 46 loans outstanding to Shareholder-Customers. Loans are collateralized by the inventory, facilities, or equipment financed, and some loans may be collateralized by Class A Shares or other additional assets or by personal assets or guaranties of equity owners of the Shareholder-Customer. Loans currently are made only on a floating rate basis, based on the prime rate. Most loans to retailers from the Company carry interest rates from prime plus 1/2 percent to prime plus 2 percent. Maturity dates on the loans range from 1999 to 2008. As of the fiscal years ended March 1999, 1998, and 1997, the Company had outstanding loans to Shareholder-Customers totaling approximately $5,740,000, $8,010,000 and $9,770,000, respectively. Over the last 15 years, the Company has not experienced significant aggregate losses on loans to Shareholder-Customers. Impaired loans totaled approximately $500,000 at March 27, 1999, including the current portion, with related allowances of $500,000. The estimated fair market value of the loans approximates the net carrying value at March 27, 1999.

     Spartan has guaranteed payment of indebtedness to financial institutions aggregating $16,421,000 at March 27, 1999, on behalf of certain Customers. Market Development also has guaranteed three leases by Customers, two of which expire in 2012 with combined annual rental payments of $444,500 and one of which expires in 2017 with annual rental payments of $217,500. The Company charges an annual fee for each loan guarantee and lease guarantee and requires each Customer receiving a guarantee to commit to minimum purchase requirements.

CONVENIENCE STORE DISTRIBUTION

          Several subsidiaries of the Company operate and are included in the convenience store distribution operating segment. L & L/Jiroch and J.F. Walker are wholesale distributors of confections, tobacco products, specialty foods, and other grocery products to approximately 4,900 convenience stores and other retail locations in Michigan, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Georgia, Tennessee, and West Virginia. United Wholesale Grocery Company ("United Wholesale") operates 13 cash and carry outlets in Michigan and Ohio serving approximately 4,700 convenience stores.

RETAIL GROCERY

          As a result of three recent acquisitions, the Company's subsidiary, Valuland, Inc. ("Valuland"), owns and operates 44 retail supermarkets. On January 4, 1999, Valuland acquired certain assets of Ashcraft's Market, Inc., an operator of eight retail grocery stores located primarily in mid-Michigan. On March 29, 1999, Valuland acquired all the issued and outstanding shares of Family Fare, Inc., Family Fare Management Services, Inc. and Family Fare Trucking, Inc. (collectively "Family Fare"). Family Fare operates 13 retail grocery stores, a bakery, a warehouse facility and a transportation business located primarily in Western Michigan. On May 19, 1999, Valuland acquired certain assets and assumed certain liabilities associated with the retail grocery, pharmacy and transportation business of Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. (collectively "Glen's"). As a result of this acquisition, Valuland operates 23 Glen's retail grocery stores, four pharmacies and a distribution center located primarily in Northern Michigan.

INSURANCE SERVICES

          Through its subsidiaries, the Company offers insurance for Customers and their employees, and employees of the Company. Customers are offered coverage for fire and other casualties, liability, automobile, fidelity, theft, bonds, workers' compensation, business interruption, and group health plans. In addition, individuals are offered automobile and homeowners coverage. Shield Insurance Services, Inc. ("Shield") and Shield Benefit Administrators, Inc., a wholly owned subsidiary of Shield, provide insurance brokerage services and third-party claims administration and services, respectively. Spartan Insurance Company Ltd. ("Spartan Insurance") provides insurance underwriting for Customers. Spartan Insurance, which is incorporated and licensed in Bermuda, issues policies of another carrier through a fronting agreement. Under this agreement, Spartan Insurance insures some of the coverage limits and reinsures with reinsurance companies the balance of the coverage limit. Shield services the insurance programs offered by Spartan Insurance.

REAL ESTATE

          Market Development Corporation ("Market Development"), a subsidiary of Spartan, owns 18 retail grocery store facilities that are leased to Customers and other retailers and owns two vacant properties that are held for sale. Market Development also owns two vacant properties sites that it intends to develop. Market Development leases 11 other sites that are subleased to Customers.

          The Company finances its direct investment in shopping centers or new retail food stores through internally generated capital and borrowed funds.

COMPETITION

          The grocery and convenience store industries are characterized by intense competition and low profit margins. The principal methods of competition in the grocery industry are price, product quality and variety, and service. The principal methods of competition in the convenience store industry are price and product quality, and to a lesser extent, service. The Company believes that the Company and its Customers are competitive in their markets. However, the Company competes with a number of grocery and convenience store wholesalers and with a number of other businesses that market their products directly to food retailers, including companies having greater assets and larger sales volume than the Company. Customers compete with other retailers and with several large chain stores that have integrated wholesale and retail operations. Customers also compete with mass merchandisers, limited assortment stores, wholesale membership clubs, convenience stores, shop-at-home services, restaurants, and fast food businesses. The Company's success is in large part dependent upon the ability of its Customers to compete with the larger grocery store and convenience store chains. Competition in Michigan and the other states served by the Company has been, and continues to be, aggressive.

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

          According to industry sources, the market share of groceries sold by Shareholder-Customers and the Company Owned Stores is approximately 23 percent in Michigan, consisting of approximately 42 percent in Western Michigan (a 26 county market area), 12 percent in Eastern and Southern Michigan (a 24 county market area), and 68 percent in Northern Michigan (an 18 county market area).

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

REGULATION

          The Company is subject to federal, state, and local laws and regulations covering the purchase, handling, sale, and transportation of its products, and is subject to the jurisdiction of the federal Food and Drug Administration ("FDA"). Management believes that the Company is in substantial compliance with all FDA and other federal, state and local laws and regulations governing its businesses.

SHAREHOLDER-CUSTOMERS/COMPANY OWNED STORES

          At March 27, 1999, Spartan was the primary supplier to 445 retail grocery stores owned by 222 Shareholder-Customers. The average purchases per store was $4,080,188 during fiscal year 1999. The following table reflects the number of Shareholder-Customers, the number of stores owned by the Shareholder-Customers, and the average annual purchases per store served during the past five years:

  END OF                NUMBER OF              NUMBER OF SHAREHOLDER-     AVERAGE ANNUAL PURCHASES
  FISCAL               SHAREHOLDER-               CUSTOMER STORES         PER SHAREHOLDER-CUSTOMER
   YEAR            CUSTOMERS AT YEAR END       SERVED AT YEAR END<F*>             STORE<F*>
 -------           ---------------------       ----------------------     ------------------------
  1999                     222                         445                      $4,080,188
  1998                     236                         450                       3,876,414
  1997                     232                         444                       3,910,170
  1996                     259                         465                       3,767,745
  1995                     273                         450                       3,363,538

<F*>Includes eight Company Owned Stores that the Company purchased on
January 4, 1999, from Ashcraft's Market, Inc., a Shareholder-Customer of the Company prior to the acquisition.

          As the above illustrates, the number of stores supplied by Spartan over the last five years has remained relatively stable. However, a large number of Shareholder-Customers have expanded or remodeled existing stores or built new stores. According to industry sources, the trend by Shareholder-Customers to expand the size of stores, or to build larger stores to replace smaller stores, follows a national trend in food retailing toward larger store sizes. While the number of stores supplied by Spartan has not changed significantly during the past several years, the average weekly purchases by Customers has increased. In addition, Spartan's largest Shareholder-Customers grew substantially.

          The following table reflects the diversity in the Shareholder-Customer base of Spartan as of March 27, 1999:

                                      NUMBER OF SHAREHOLDER-       PERCENT OF TOTAL
                    NUMBER OF          CUSTOMERS OPERATING             CUSTOMERS
                 STORES OPERATED       THE NUMBER OF STORES            SALES<F*>
                 ---------------      ----------------------       ----------------
                        1                      174                       23.0%
                        2                       24                       10.0%
                        3                       5                         4.0%
                    4 or more                   19                       63.0%

<F*>Includes eight Company Owned Stores that the Company purchased on
January 4, 1999, from Ashcraft's Market, Inc., a Shareholder-Customer of the Company prior to the acquisition.

          Spartan supplies a diverse group of independent store operators, ranging from single stores to supermarket chains with as many as 25 stores. Management believes that the diverse nature of the Customers it now supplies helps to insulate Spartan from any potential significant adverse effects of losing a single large Shareholder-Customer or from potential adverse economic conditions. Spartan does not believe that its success is dependent upon maintaining the supply business of any one Shareholder-Customer. Spartan's 10 largest Shareholder-Customers accounted for approximately 50 percent of its total net sales for fiscal year 1999, but no single Shareholder-Customer accounted for more than 8 percent of Spartan's total net sales. Subsequent to year end, Valuland became Spartan's largest retail Customer with a projected 13 percent of total net sales. In the last five years, no Shareholder-Customer who was among the 10 largest Shareholder-Customers has terminated all of its business with Spartan to associate with another distributor.

ASSOCIATES

          As of March 27, 1999, the Company employed approximately 3,500 Associates, of which approximately 1,070 were represented by several unions. Spartan's warehouse and transportation Associates are represented by different Teamsters Union locals, with contracts expiring in 2000 and 2001. A majority of United Wholesale's Associates also are represented by various unions, with contract expirations varying by location. Associates of L & L/Jiroch, J.F. Walker and Valuland are not represented by a union. The Company considers its relations with all Associates to be satisfactory, and has not had any work stoppages in the last five years.

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

TRADING VALUE

          The price at which Shareholder-Customers must acquire Class A Shares from Spartan is the "Trading Value." The Board of Directors customarily establishes the Trading Value once a year in its sole and absolute discretion, based on the Company's financial condition, the results of its operations, operating trends, market conditions, the state of the economy, and such other factors as the Board deems appropriate. No specific formula is used to set the Trading Value. Any change adopted by the Board becomes effective upon acceptance of the Trading Value by the Michigan Corporation, Securities and Land Development Bureau. Effective June 21, 1999, the Trading Value was established at $13.30 per share. During the fiscal years ended March 1999, 1998 and 1997, the Trading Value was $12.30, $11.30 and $10.50 per share, respectively, as adjusted for the ten-for-one stock split pursuant to a share dividend paid on July 15, 1997 (the "Stock Split").

TERMS OF SALE AND BAD DEBT EXPERIENCE

          The Company furnishes to its Customers in the grocery store and convenience store distribution segments weekly statements of accounts. Statements include deliveries through and including the date of the statement. Payment is due within seven days from date of the statement, and those not paid within seven days are considered delinquent. Additional deliveries occur during this time which are billed on a subsequent statement. The timing of payments varies among Customers, but the Company generally may have receivables outstanding at any given time which average up to two weeks' sales. The Company believes that it adequately monitors its outstanding receivables. Bad debt expenses have not been material to the Company's operations.


ITEM 2.   PROPERTIES

          Spartan owns approximately 1,331,000 square feet of warehouse, distribution, and office space located on 210 acres in Grand Rapids, Michigan. Spartan supplies primarily its Western Michigan Customers from this main warehouse and distribution center. The center is located within one mile of U.S. 131, a main artery that links Grand Rapids with Kalamazoo on the south and connects with Interstate 96, one of the major east-west arteries serving Western Michigan and leading east into the Detroit area. Approximately 71 acres of the 210-acre complex in Grand Rapids are presently vacant land.

          The main warehouse and distribution center in Grand Rapids includes a general merchandise warehouse of approximately 233,000 square feet; refrigerated space of approximately 307,000 square feet; dry grocery space of approximately 585,000 square feet; general office space, including a print shop, of approximately 151,000 square feet; and transportation and salvage buildings of approximately 55,000 square feet. Spartan leases a 416,000 square-foot warehouse, garage, and office complex in Plymouth, Michigan, a western suburb of Detroit. This warehouse is used to supply its Customers located in the greater Detroit area and in Eastern Michigan. The Company has begun the relocation to a new multi-commodity distribution center that will replace its existing Plymouth distribution center by April 2000.

          Spartan also owns a Reclamation Center/Support Services complex in Charlotte, Michigan consisting of an approximately 11 acre site containing two warehouses totaling 80,000 square feet. In addition, Spartan leases for various purposes 52,000 square feet of warehouse and office space in Grand Rapids, Michigan and a trailer relay station in Kalkaska, Michigan that consists of four trailer parking stations in a secured area.

          L & L/Jiroch owns approximately 180,000 square feet of warehouse and office space located on approximately 34 acres in Wyoming, Michigan, to service its Customers.

          Market Development owns approximately 644,000 square feet in nine shopping centers and an additional 415,000 square feet in nine free-standing locations, all of which it leases to Customers and other retailers. This leased space consists of approximately 819,000 square feet of grocery retail space and approximately 240,000 square feet of other retail space. The nine leased shopping centers (the "Shopping Centers") are located in Brighton, Michigan (78,000 square feet of retail space); Cascade Township, Michigan (100,000 square feet of retail space); Fenton, Michigan (77,000 square feet of retail space); Fremont, Michigan (41,000 square feet of retail space); Kentwood, Michigan (78,000 square feet of retail space); Ludington, Michigan (42,000 square feet of retail space); Sterling Heights, Michigan (99,000 square feet of retail space); Stevensville, Michigan (62,000 square feet of retail space); and Three Rivers, Michigan (67,000 square feet of retail space). All Shopping Centers are substantially full and each Shopping Center is anchored by a lease with a retail grocery store, all but one of which is a Shareholder-Customer. In addition, Market Development owns vacant land in Plymouth, Indiana and in Milford Township, Macomb Township and Jackson, Michigan. Market Development plans to sell the vacant land in Plymouth, Indiana, and Jackson, Michigan. The vacant land in Milford and Macomb Townships will be co-developed with outside developers to build a supermarket at each location for a Shareholder-Customer.

          Market Development owns 18 retail grocery store facilities (including those leased in the Shopping Centers) that are leased to Customers and other retailers, with terms expiring from 1999 to 2017. Aggregate lease rental income received was $6,959,000, $6,496,000 and $6,599,000 in fiscal years 1999, 1998, and 1997, respectively. In addition, Valuland has a sixty-five percent interest in a joint venture that constructed and now operates a grocery store of approximately 45,700 square feet under a lease that expires in 2018.

          Market Development leases 11 sites for sublease to Customers. Under this program, Market Development has leased approximately 418,000 square feet of real estate with lease terms expiring from 2001 to 2016. Aggregate lease rental income received pursuant to the subleases was $2,474,000, $2,697,000 and $2,471,000 in fiscal years 1999, 1998 and 1997, respectively. Site lease rental expenses were $2,392,000, $2,524,000 and $2,361,000 for fiscal years 1999, 1998 and 1997, respectively. All stores that are leased or subleased to Customers are in all material respects operating according to required lease terms.

          J.F. Walker leases 11 locations totaling approximately 69,600 square feet of warehouse and distribution space at its locations in Michigan, Indiana, Kentucky, Ohio, Pennsylvania, and Tennessee to service its Customers. J.F. Walker also owns three locations totaling approximately 172,500 square feet of warehouse and distribution space.

          United Wholesale operates 13 "cash and carry" wholesale grocery facilities, 12 of which are located in Michigan, and one of which is located in Ohio. United Wholesale owns 12 and leases one of these retail outlets, which have a total of approximately 238,000 square feet.

          Valuland leases eight Ashcraft's Market retail grocery stores totalling approximately 283,000 square feet of retail space; 23 Gen's Market retail grocery stores totalling approximately 757,000 square feet of retail space; and a distribution center in Waters, Michigan, with approximately 50,000 square feet. In addition, Family Fare, Inc., a wholly owned subsidiary of Valuland, leases thirteen Family Fare retail grocery stores totalling approximately 519,000 square fee of retail space, a distribution center in Hudsonville, Michigan, with approximately 52,000 square feet, and a bakery with approximately 18,000 square feet.


ITEM 3.   LEGAL PROCEEDINGS

          On August 21, 1996, the Attorney General for the State of Michigan filed an action in Michigan circuit court against the leading cigarette manufacturers operating in the United States, twelve wholesalers and distributors of tobacco products in Michigan (including three Company subsidiaries) and others seeking certain injunctive relief, the reimbursement of $4 billion in Medicaid and other expenditures incurred or to be incurred by the State of Michigan to treat diseases allegedly caused by cigarette smoking and punitive damages of $10 billion. In July 1998, the court dismissed the claim for punitive damages. On December 7, 1998, the State of Michigan and the cigarette manufacturers settled the remaining claims and the case was dismissed by the court without any payment by the Company or its subsidiaries. Thirty actions have been filed in state courts in Pennsylvania against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including a subsidiary of the Company. All of the Pennsylvania actions were filed by individual plaintiffs pursuant to a special notice procedure which does not include any formal complaint. In these separate cases, the Company expects that the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. The Company believes that its subsidiaries have valid defenses to these legal actions. These actions are being vigorously defended. All but two of the Pennsylvania actions have been dismissed without prejudice pursuant to a Dismissal and Tolling Agreement under which the defendants have agreed not to raise the defense of statute of limitations or laches if an action is filed by a plaintiff before April 1, 1999. It is anticipated that the Dismissal and Tolling Agreement will be extended to October 1, 1999, with respect to certain defendants, including the Company's subsidiaries. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify the Company's subsidiaries from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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


                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     MARKET INFORMATION

          There is and has been no established public trading market for Spartan's securities, including the Class A Shares. Spartan does not expect an active market for the Class A Shares to develop. In addition, although Spartan has a policy to redeem Class A Shares under certain circumstances, Spartan is not obligated to do so and the Company's bank credit agreement limits the annual permitted redemptions. Only limited classes of persons are eligible to hold Class A Shares.

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

          The Board of Directors from time to time, usually on an annual basis, establishes the Trading Value for the Class A Shares. The Board determines the Trading Value, in its sole and absolute discretion, based on the Company's financial condition, results of operations, operating trends, market conditions, the state of the economy, and such other factors as the Board deems appropriate. Any change adopted by the Board becomes effective upon acceptance of the Trading Value by the Michigan Corporation, Securities and Land Development Bureau. Effective June 21, 1999, the Trading Value was established at $13.30 per share.

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

     HOLDERS

          As of May 22, 1999, there were approximately 515 record holders of the Company's Class A Shares. There were no holders of the Company's Class B Shares.

     DIVIDENDS

          For at least 20 years, the Board of Directors has declared, and Spartan has paid, a regular quarterly dividend. The amount of such quarterly dividends for each of the three fiscal years in the period ended March 27, 1999, was $0.0125 per share. While the Board of Directors expects to continue to declare dividends quarterly, future dividends will depend on earnings, capital requirements, financial conditions, and other relevant factors. The Company's bank credit agreement contains covenants which provide that the aggregate amount of cash dividends paid in any twelve-month period shall not exceed $800,000.

ITEM 6.   SELECTED FINANCIAL DATA

          The selected consolidated financial information presented below as of and for the years ended March 27, 1999, March 28, 1998, March 29, 1997, March 30, 1996, and March 25, 1995, has been derived from consolidated financial statements, and should be read in conjunction with the consolidated financial statements and related notes, for each of the three years in the period ended March 27, 1999, audited by Deloitte & Touche LLP, independent certified public accountants, appearing elsewhere in this Report. The following data also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

                                      SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:                                      FOR THE YEAR ENDED
                                    ------------------------------------------------------------------
                                     MARCH 27,     MARCH 28,     MARCH 29,     MARCH 30,     MARCH 25,
                                       1999          1998          1997          1996          1995
                                    ----------    ----------    ----------    ----------    ----------
    Net Sales                       $2,671,700    $2,489,249    $2,475,025    $2,554,688    $2,526,128

    Volume Incentive
        Rebates <F1>                $        0    $        0    $        0    $   15,577    $   17,584

    Costs and Expenses              $2,646,722    $2,467,006    $2,459,641    $2,571,279    $2,494,446

    Earnings (Loss) Before
       Income Taxes and
       Extraordinary Item <F2>      $   24,978    $   22,243    $   15,384    $  (32,168)   $   14,098

    Extraordinary Item (Net of
       Income Taxes)                $    1,031

    Net Earnings (Loss) <F2>        $   14,799    $   14,234    $    9,703    $  (21,668)   $    9,030

    Basic and Diluted
        Net Earnings (Loss)
        Per Share <F2><F3>          $     1.33    $     1.21    $     0.80    $    (1.74)   $     0.74

BALANCE SHEET DATA:                                               AS OF
                                    ------------------------------------------------------------------
                                     MARCH 27,     MARCH 28,     MARCH 29,     MARCH 30,     MARCH 25,
                                       1999          1998          1997          1996          1995
                                    ----------    ----------    ----------    ----------    ----------
    Working Capital                 $  101,984    $   61,682    $   59,669    $   69,284    $   64,381

    Total Assets                    $  538,734    $  406,133    $  403,731    $  387,451    $  386,141

    Long-Term Debt and
        Capital Lease Obligation    $  269,522    $  107,666    $  125,776    $  124,372    $  106,794

    Shareholders' Equity            $  121,061    $  114,192    $  107,258    $  102,587    $  125,801


    Book Value Per
        Class A Share <F2><F3>      $    11.16    $     9.98    $     8.91    $     8.23    $    10.03

    Return on Average
        Shareholders' Equity <F2>       12.58%        12.86%         9.26%      (17.66)%         7.52%

    Cash Dividends                  $      556    $      587    $      606    $      623    $      613

    Dividends Paid Per Share <F3>   $     0.05    $     0.05    $     0.05    $     0.05    $     0.05

    Shares Outstanding <F3>             10,844        11,444        12,033        12,460        12,544

<F1> Until February 1996, Spartan's policy was to pay volume incentive rebates to its Shareholder-Customers based upon each store's order size from Spartan. Prior to June 14, 1995, volume incentive rebates were paid approximately 50 percent in cash on a quarterly basis. At Spartan's fiscal year end, the Shareholder-Customers would receive Class A Shares at the Trading Value then in effect in exchange for the remaining approximately 50 percent of the volume incentive rebate. On June 14, 1995, the Board of Directors changed the rebate policy to pay volume incentive rebates on a quarterly basis approximately 75 percent in cash, and at the fiscal year end the Shareholder-Customer received Class A Shares at the Trading Value then in effect in exchange for the remaining 25 percent of the rebate. As of February 1996, Spartan no longer pays any volume incentive rebates.

<F2> During the years ended March 27, 1999 and March 30, 1996, the Company incurred restructuring, reorganization, and other charges amounting to $5,697,738 and $46,439,743, respectively.

<F3> Per share amounts have been restated to reflect a ten-for-one stock split pursuant to a share dividend paid to shareholders on July 15, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT CURRENT YEAR DEVELOPMENT

          During Fiscal 1999, the Company announced at its Annual Meeting of Shareholders that the strategic direction of the Company would be expanded into the retail grocery industry. Since that announcement, Valuland Inc., a wholly-owned subsidiary of the Company, has completed the acquisition of 44 retail grocery stores located in Michigan, eight of which had been acquired by March 27, 1999. Management of the Company believes that these acquisitions will secure existing market share, provide future acquisition opportunities and increase the long term value of the Company.

The acquisitions were funded by borrowings under a new bank credit agreement, which also provides credit facilities for future acquisitions in the retail grocery industry. Management of the Company continues to evaluate potential acquisitions and anticipates completing future acquisitions of retail grocery stores. The impact of the eight retail stores acquired during Fiscal 1999 is discussed in the "Results of Operations" section below.

RESULTS OF OPERATIONS

          The following table sets forth items from the Company's
Consolidated Statements of Earnings as percentages of net sales:

                                                               YEAR ENDED
                                                ----------------------------------------
                                                 MARCH 27,      MARCH 28,      MARCH 29,
                                                   1999           1998           1997
                                                (52 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                                ----------     ----------     ----------
Net Sales                                         100.0%         100.0%         100.0%
Gross profit                                       10.2           10.2            9.6
Less:
    Operating and administrative expenses           8.9            9.2            8.8
    Restructuring charge                            0.2
    Interest expense                                0.3            0.4            0.4
    Interest income                                (0.1)          (0.1)          (0.1)
    Gain on sale of property and equipment                        (0.2)          (0.1)
                                                  ------         ------         ------
Total                                               9.3            9.3            9.0
                                                  ------         ------         ------
Earnings before income taxes and
   extraordinary item                               0.9            0.9            0.6
Income taxes                                        0.3            0.3            0.2
                                                  ------         ------         ------
Earnings before extraordinary item                  0.6            0.6            0.4
Extraordinary item (net of income taxes)
                                                  ------         ------         ------
Net earnings                                        0.6%           0.6%           0.4%
                                                  ======         ======         ======

NET SALES

     FISCAL 1999

          Net sales for the fiscal year ended March 27, 1999 increased $182.5 million compared to the fiscal year ended March 28, 1998.

          Net sales in the grocery store distribution segment for this period increased $37.7 million. The increase is primarily the result of increased sales of pharmacy and perishable products and incremental sales associated with the Company's entrance into the retail grocery industry. Management of the Company has taken several actions to positively impact net sales growth in the grocery store distribution segment. The Company has been successful in securing new pharmacy business with existing retail customers. Additionally, the Company is focusing its promotional efforts on higher priced items and has committed a portion of earnings to the development of promotional programs in conjunction with food manufacturers. Several of these programs have been established for perishable products, where many retailers are differentiating themselves from competing formats such as the supercenter, limited assortment or discount format. During 1999, in an effort to drive sales growth, the Company implemented variable markup pricing for general merchandise and meat products rather than the cost-plus pricing strategy used for other products. Finally, the Company acquired eight retail grocery stores in mid-Michigan on January 4, 1999 that contributed to current year sales growth. Offsetting sales growth to a certain degree were declines in sales of grocery products due to highly competitive market conditions, declines in retail store equipment sales resulting from a reduction in retail store remodeling and expansion activity, and declines in revenue associated with the discontinuance of the Company's "Over-the-Road" trucking division. Management expects net sales in the grocery store distribution segment to continue to be positively impacted by the acquisition of an additional 36 retail grocery stores completed subsequent to March 27, 1999, as well as anticipated future retail store acquisitions.

          Net sales in the convenience store distribution segment for the fiscal year ended March 27, 1999 increased $145.7 million compared to the fiscal year ended March 28, 1998 primarily due to cigarette price increases by cigarette manufacturers. The Company experienced four price increases during the first two quarters of the fiscal year that together resulted in price inflation of approximately 10%. During the third quarter, the Company experienced another price increase that resulted in additional inflation of approximately 33%.

          Net sales in the insurance segment for the fiscal year ended March 27, 1999 were comparable with net sales in the fiscal year ended March 28, 1998. Net sales in the real estate segment declined by approximately $1.4 million due to management's planned reduction of its retail property portfolio.

     FISCAL 1998

          Net sales for the fiscal year ended March 28, 1998 increased $14.2 million compared to the fiscal year ended March 29, 1997.

          Net sales in the grocery store distribution segment increased by $3.2 million. The increase was due primarily to increases in sales of pharmacy products and in services provided to customers, offset by declines in sales of groceries and related products, excluding produce.

          Net sales in the convenience store distribution segment increased
$9.9 million.   The increase in sales to convenience store retailers was
primarily the result of an acquisition by a subsidiary of the Company, general increases in convenience store purchases and increases in the prices of cigarettes. These increases were partially offset by the loss of two customers and intense pricing pressures from member-only warehouse discount stores.

          Sales in the insurance segment for the fiscal year ended March 28, 1998 declined approximately $.7 million. The decline reflected increased competitive pressures in the property and casualty insurance markets.

          Sales in the real estate segment during the fiscal year ended March 28, 1998 were comparable to sales experienced during the fiscal year ended March 29, 1997.

GROSS PROFIT

     FISCAL 1999

          Gross profit as a percentage of net sales for the fiscal year ended March 27, 1999 was 10.2%, unchanged from the fiscal year ended March 28, 1998. The grocery store distribution segment experienced increases in gross profit as a percentage of sales resulting from a change in the methodology by which it administers its cost-plus pricing policy. Additionally, gross profit as a percentage of sales was positively impacted by the Company's entry into the retail grocery industry, where gross profits are typically higher as a percentage of sales than in wholesale operations. Offsetting these increases were disbursements by the Company to complement promotions offered by manufacturers as discussed in the net sales section above. The convenience store distribution segment experienced improvements in gross profit resulting from sales of cigarettes that were purchased prior to price increases discussed above. The increases in gross profit as a percentage of sales in the grocery and convenience store distribution segments were offset by declines in sales in the insurance and real estate segments. Management expects gross profits as a percentage of net sales to be positively impacted by the Company's past and future acquisitions of retail grocery stores.

     FISCAL 1998

          Gross profit as a percentage of net sales for the fiscal year ended March 28, 1998 was 10.2%, compared to 9.6% in fiscal year ended March 29, 1997. The improvement in gross profit for the fiscal year ended March 28, 1998 was attributable to several factors, including enhanced inventory procurement practices in the grocery store distribution segment, as the Company purchased inventories in excess of current needs to take advantage of promotions offered by vendors. Also, the Company experienced some improvements in gross profit in the convenience store distribution segment from the sale of cigarette inventories purchased prior to price increases in 1998. Finally, during the third quarter, the Company revised the methodology by which it administers its cost-plus pricing policy to compute amounts billed based on acquisition cost before considering any promotional allowance.

RESTRUCTURING CHARGE

          On October 14, 1998, the Company's Board of Directors approved an initiative to replace the Company's Plymouth distribution center with a new multi-commodity distribution center. The initiative includes the cessation of operations at the Company's existing distribution center in Plymouth, Michigan by April 2000 and would result in the displacement of approximately 300 associates in Plymouth and approximately 100 associates at its Grand Rapids, Michigan distribution center. In connection with the initiative, $5,697,738, or .2% of net sales, has been accrued as of March 27, 1999. The charge encompasses accruals for contractual amounts to be paid under a collective bargaining agreement, additional severance pay, and amounts due in connection with withdrawal from the union pension plan. Management expects the accrual to continue to increase as additional severance costs are recognized over the period of service provided.

OPERATING AND ADMINISTRATIVE EXPENSES

     FISCAL 1999

          Operating and administrative expenses for the fiscal year ended March 27, 1999 were 8.9% of net sales compared to 9.2% in the fiscal year ended March 28, 1998. The decline is primarily the result of the increase in net sales as discussed above. Actual operating costs increased by approximately $9.2 million, with a majority of the increase resulting from

Company's entrance into the retail grocery industry and incremental costs associated with volume increases in the convenience store distribution segment. Management expects operating and administrative expenses to increase as a percentage of net sales due to the Company's retail store operations for which operating and administrative expenses are typically higher as a percentage of net sales than in wholesale operations.

     FISCAL 1998

          Operating and administrative expenses for the fiscal year ended March 28, 1998 were 9.2% of net sales, compared to 8.8% for the fiscal year ended March 29, 1997. The increase was primarily attributable to information technology costs to address Year 2000 issues, software amortization expense, declines in warehouse efficiency and the implementation of an incentive compensation program for management associates. During January 1998, the Company also paid approximately $1.3 million in settlement of certain employee related claims.

INTEREST EXPENSE AND INCOME

     FISCAL 1999

          Interest expense for the fiscal year ended March 27, 1999 declined by approximately $1.7 million from the fiscal year ended March 28, 1998. The decline was due primarily to average lower borrowings during the year as a result of the Company's increase in cash flows generated from operations. However, management expects interest expense to increase as a result of a new bank credit agreement entered into during March 1999 that has resulted in an increase in borrowing rates. This bank credit agreement is discussed in greater detail in the "Liquidity and Capital Resources" section below. Interest income for the fiscal year ended March 27, 1999 was slightly lower than the fiscal year ended March 28, 1998 due to lower notes receivable from retailers and fewer delinquent accounts. This decline was offset somewhat by increased interest income in the convenience store segment due to the Company's short-term investment of cash generated from operations.

     FISCAL 1998

          Interest expense for the fiscal year ended March 28, 1998 increased by approximately $1.2 million over the fiscal year ended March 29, 1997. The increase in interest expense during 1998 was caused by additional borrowings under the Company's bank credit agreement, due primarily to higher cigarette inventories and, to a lesser extent, the development of retail properties. During fiscal 1997 a major construction effort related to the development of retail properties in the Eastern Michigan region required interest incurred during the construction period to be capitalized as part of the cost of the projects rather than expensed. Interest income declined by approximately $.3 million in the fiscal year ended March 28, 1998 from the fiscal year ended March 29, 1997. The reduction in interest income was due primarily to a decrease in notes receivable. In addition, finance fees earned on past due accounts decreased as a result of a reduction in past due accounts.

GAIN ON SALE OF PROPERTY AND EQUIPMENT

          The gain on sale of property and equipment of $1.2 million for the fiscal year ended March 27, 1999 was due primarily to approximately $1.9 million in gains on the sales of three retail properties, offset by losses of approximately $.7 million on the write-down of certain assets. These assets included certain technology-related equipment in connection with the implementation of a logistics software package and assets associated with the closing of administrative offices in conjunction with the Company's continuing efforts to centralize existing processes. Management does not expect significant sales of retail properties to occur during Fiscal 2000. However, the Company will recognize a gain of approximately $2.5 million associated with the sale of common stock held in another entity during Fiscal 2000.

          The gain on sale of property and equipment of $3.9 million and $1.7 million, respectively, for the fiscal years ended March 28, 1998 and March 27, 1997, were due primarily to the sale of retail properties during these years and the sale of a distribution facility in Fiscal 1997. The sales of retail properties were completed in conjunction with a plan to reduce the Company's debt and real estate portfolio to historical levels.

EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

          Earnings before income taxes and extraordinary item were $25.0 million for the fiscal year ended March 27, 1999, compared to $22.2 million for the fiscal year ended March 28, 1998, and $15.4 million for the fiscal year ended March 29, 1997.

          Earnings before income taxes and extraordinary item in the grocery store distribution segment were $2.3 million for the fiscal year ended March 27, 1999, compared to $6.5 million for the fiscal year ended March 28, 1998, and $1.9 million for the fiscal year ended March 29, 1997. The decline experienced during the fiscal year ended March 27, 1999 was due primarily to the restructuring charge of approximately $5.7 million, recorded in connection with management's decision to replace the Company's Plymouth distribution center. The new multi-commodity distribution center along with related initiatives is expected to reduce overall operating costs ,provide better service to existing Customers, and promote expansion and growth in southern markets. The increase experienced during the fiscal year ended March 28, 1998 was due primarily to improvements in gross profit.

          Earnings before income taxes and extraordinary item in the convenience store distribution segment were $15.3 million for the fiscal year ended March 27, 1999, compared to $6.1 million for the fiscal year ended March 28, 1998, and $6.6 million for the fiscal year ended March 29, 1997. The increase during the fiscal year ended March 27, 1999 was due primarily to the sale of cigarettes purchased prior to significant price increases by cigarette manufacturers.

          Earnings before income taxes and extraordinary item in the insurance segment were $3.6 million for the fiscal year ended March 27, 1999, compared to $3.6 million for the fiscal year ended March 28, 1998, and $3.9 million for the fiscal year ended March 29, 1997.

          Earnings before income taxes and extraordinary item in the real estate segment were $3.8 million for the fiscal year ended March 27, 1999, compared to $6.0 million for the fiscal year ended March 28, 1998, and $2.9 million for the fiscal year ended March 29, 1997. Earnings in the real estate segment in each of these years have been positively impacted by sales of retail properties which are not expected to occur in Fiscal 2000.

EXTRAORDINARY ITEM

          During the fourth quarter of the fiscal year ended March 27, 1999, the Company incurred a pre-payment penalty of approximately $1.6 million in connection with the repayment of senior notes outstanding. This extraordinary item was recorded in the grocery store distribution segment. The payment of the senior notes was required as a result of the Company's new bank credit agreement discussed in the liquidity and capital resources section below.

YEAR 2000 READINESS DISCLOSURE

          During Fiscal 1997, the Company began assessing the ability of its computers and other systems to accurately process date and time data in connection with the Year 2000. As a result of this assessment, the Company developed a plan that addressed internally developed systems, purchased systems, imbedded processors and third party risks. The strategy for internally developed systems has been to replace or convert non-compliant systems or eliminate unnecessary systems. The Company is using both internal resources as well as contracted consultants to assist in this process. The Company also has completed an inventory of its purchased systems and imbedded processors, has contacted or attempted to contact the related vendors or manufacturers to determine their Year 2000 compliance, and is in the process of replacing, converting or eliminating the purchased systems that the Company has been informed or otherwise has determined are not Year 2000 compliant. The Company has identified and replaced or repaired a small number of systems having non-compliant imbedded processors and anticipates Year 2000 readiness in this area by July 1999. Finally, the Company has mailed inquiries to its customers, suppliers and financial institutions relative to their Year 2000 compliance status. The Company continues to communicate Year 2000 issues to the Company's Customers by conducting seminars and distributing tool kits and other similar materials.

          The Company estimates that it already has replaced or converted approximately 85% to 90% of its non-compliant systems and that all major systems are Year 2000 compliant. The Company has spent approximately $5.5 million during the past two fiscal years and expects to incur an additional $.8 million to address the Year 2000 issues. The Company has delayed other non-critical development and support initiatives as a result of these expenditures. The Company believes that due to its current efforts and future plans the Year 2000 problem will not pose significant operational problems for the Company's computer systems. If all modifications and conversions to the Company's systems are not completed timely, however, or if the Company's customers, suppliers or financial institutions should fail to adequately modify their computer systems, the Year 2000 problem could have a material adverse impact on the Company's ability to order and distribute product as well as operate its insurance, retail and real estate and finance businesses. Management believes the Company's greatest exposure exists with its Customers and suppliers and their inability to process business transactions should they fail to adequately address the Year 2000 problem. The Company is developing business interruption contingency plans designed to address adverse consequences potentially arising from the Year 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital was $101.9 million at March 27, 1999 compared to $61.7 million at March 28, 1998. The Company's current ratio increased from 1.35:1.00 at March 28, 1998 to 1.77:1.00 at March 27, 1999. The improvement in liquidity is primarily the result of cash flows from operations and refinancing in connection with a new bank credit agreement entered into on March 18, 1999, under which borrowings are classified as long-term. Net cash provided by operating activities continues to outpace prior year levels at $50 million for the fiscal year ended March 27, 1999, compared to $29.6 million and $16.4 million for the fiscal years ended March 28, 1998 and March 29, 1997, respectively. These increases are primarily the result of improved earnings and the liquidation of excess cigarette inventories held during the fiscal year ended March 27, 1999.

          Net cash used in investing activities was $70.3 million during the fiscal year ended March 27, 1999, compared to $3.2 million and $35.8 million during the fiscal years ended March 28, 1998 and March 29, 1997, respectively. The increase in Fiscal 1999 was primarily the result of the acquisition of eight retail grocery stores prior to fiscal year end and the deposit of funds to be used for acquisitions completed subsequent to year end, offset by reductions in capital expenditures and proceeds from the sale of three retail properties during the year. The decline in Fiscal 1998 was primarily the result of proceeds from the sale of nine retail properties and reductions in capital expenditures.

          Net cash flows provided by financing activities were $27.4 million during the fiscal year ended March 27, 1999, compared to net cash flows used in financing activities of $23.6 million during the fiscal year ended March 28, 1998 and net cash flows provided by financing activities of $13.8 million during the fiscal year ended March 29, 1997. On March 19, 1999, the Company entered into a $425 million senior secured credit facility to refinance existing debt, support retail store acquisitions, fund working capital and support other general corporate needs. The new credit facility resulted in debt issuance costs of approximately $9.0 million. The credit facility consists of (a) a Revolving Credit Facility in the amount of $100 million with a term of six years, (b) a Term Loan A in the amount of $100 million with a term of six years, (c) an Acquisition Facility in the amount of $75 million with a term of seven years and (d) a Term Loan B in the amount of $150 million with a term of eight years. The credit facility provides for the issuance of letters of credit of which $11,810,000 were available for use as of March 27, 1999. Interest rates payable on amounts borrowed under the senior secured credit facility are based on the prime rate, the federal funds rate or the eurodollar rate. As of March 27, 1999, the Company had $100 million outstanding on the Term Loan A facility bearing interest at 9.00% and $150 million outstanding on the Term Loan B facility bearing interest at 9.75% per annum. As of March 27, 1999, approximately $78.1 million of the proceeds from the credit facility were held in a bank escrow account for use in connection with acquisitions consummated subsequent to year-end.

          The Company is also permitted to sell Variable Rate Promissory Notes under a note offering with a total principal amount of $100,000,000. The notes are offered in minimum denominations of $1,000 and may be issued by the Company at any time, although the Company's bank credit agreement restricts the total amount outstanding under the offering to approximately $16.1 million. As of March 27, 1999, approximately $51.4 million of these notes have been issued and approximately $15.9 million were outstanding.

CAPITAL STRUCTURE

          The following table summarizes the Company's capital structure for the last two fiscal years:

                                                          1999                             1998
                                                -------------------------        ------------------------
Average short-term borrowing during the year    $ 13,600,000         3.0%        $ 29,800,000       10.5%
Long-term debt at year-end                       274,136,907        60.4          112,444,327       39.7
Present value at year-end:
    Capital leases                                 1,111,394         0.2            1,765,995        0.6
    Operating leases:
        Used in operations                        28,118,168         6.2            8,885,000        3.1
        Subleased to others                       15,808,593         3.5           16,281,652        5.8
                                                ------------       ------        ------------      ------
Total debt capital                               332,775,062        73.3          169,176,974       59.7
Shareholders' equity                             121,061,390        26.7          114,192,251       40.3
                                                ------------       ------        ------------      ------
Total capitalization                            $453,836,452       100.0%        $283,369,225      100.0%
                                                ============       ======        ============      ======

          The Trading Value of the Class A Shares customarily is established annually by the Board of Directors during the first quarter of the fiscal year. Any change adopted by the Board becomes effective upon acceptance of the Trading Value by the Michigan Corporation, Securities and Land Development Bureau. The Trading Value of the Class A Shares was $12.30 per share at March 27, 1999. Effective as of June 21, 1999, the new Trading Value has been established at $13.30 per share.

          The Company paid quarterly dividends of $.0125 per share for each
of the past three fiscal years.   Dividends were $555,714 for the fiscal
year ended March 27, 1999. The senior secured credit facility contains covenants which restrict the amount of cash dividends payable by the Company to $800,000 in any twelve-month period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for the Company on March 28, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. This SOP will be adopted on a prospective basis and its effect on future operations has not been determined.

          In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No. 133 as required no later than March 26, 2000, and is currently assessing the impact of adoption on its consolidated financial statements.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          The matters discussed in this Annual Report on Form 10-K include forward-looking statements that describe the Company's plans, strategies, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "projects," "plans" or "believes" that a particular occurrence "may result" or "will likely result" or that a particular event "may occur" or "will likely occur" in the future, or similarly stated expectations. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K, there are many important factors that could cause actual results to be materially different from the Company's current expectations.

          Anticipated future sales are subject to competitive pressures from many sources. The Company's grocery store and convenience store distribution segments compete with numerous warehouse discount stores, supermarkets, pharmacies and product manufacturers. The Company's insurance segment is subject to intense competition from numerous insurance agents and insurance companies, especially in the property and casualty insurance markets. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees. Additionally, future sales will be dependent on the number of retail stores owned and operated by the Company and competitive pressures in the retail industry.

          Operating and administrative expenses may be adversely affected
by unexpected costs associated with, among other factors:   software
development activities; computer and other system modifications and upgrades to address Year 2000 issues; unanticipated labor shortages, stoppages or disputes; business acquisitions, including the Company's acquisition of retail stores; business divestitures; the transition of the business operations of recently acquired retail stores; the defense, settlement or adverse judgments in connection with current or future legal or administrative proceedings; the cessation of operations at the Company's existing distribution center in Plymouth, Michigan; the discontinuance of the "Over-the-Road" freight department; and the adoption of SOP 98-1 and SFAS No. 133. The Company's future interest expense and income also may differ from current expectations, depending upon: the amount of additional borrowings necessary in connection with retail store acquisitions; interest rate fluctuations; cigarette inventory levels; retail property sales; the volume of notes receivable; and the amount of fees received on delinquent accounts, among other factors.

          The Company's estimated costs and completion dates for addressing Year 2000 issues, as well as the estimated potential effects on the Company's business operations arising from Year 2000 issues, are based upon management's best estimates. These estimates were derived using numerous assumptions with respect to future events. Actual results could differ materially from those anticipated if there are greater than expected disruptions or costs experienced by the Company or its Customers or suppliers in connection with the Year 2000, including unanticipated delays in correcting Year 2000 problems; increased costs of trained personnel; increased costs associated with the Company's retail store acquisitions; the interruption of electronic or telephonic communications; the interruption in banking or commercial payment systems; transportation delays; the failure of basic utilities; or other similar events or factors. Accordingly, there can be no guarantee that the Company's estimates will be achieved.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          The Company is exposed to interest rate risk related to its debt outstanding and notes receivable from Customers. The interest rate paid on a majority of the Company's debt outstanding is vulnerable to changes in either the prime rate, the federal funds rates or the eurodollar rate. Interest received on notes receivable from Customers is vulnerable to changes in the prime rate. The Company does not use financial instruments or derivates for trading or speculative purposes.

          The Company manages interest rate risk on a portion of its debt through the use of an interest rate swap agreement that was entered into subsequent to the fiscal year-end, and that is effective from June 30, 1999 to June 29, 2003. Under the terms of the agreement, the Company is protected against increases in interest rates from and after the date of the contract in the initial aggregate notional amount of $162,500,000, which amount decreases in proportion to principal payments made on the Term Loan A and the Term Loan B under the Company's credit facility. The aggregate notional amount will be $123,666,667 at the end of the contract's four year term.

          The following table sets forth the maturities of the Company's notes receivable from Customers and debt outstanding as of March 27, 1999:

                                                                NOTES               DEBT
                                                              RECEIVABLE         OUTSTANDING
                MATURITIES                                  (VARIABLE RATE)    (VARIABLE RATE)
                ----------                                  ---------------    ---------------
                Fiscal 2000                                   $1,423,410        $  5,726,153
                Fiscal 2001                                    2,239,402          34,519,242
                Fiscal 2002                                      906,834          21,030,721
                Fiscal 2003                                      759,126          15,816,927
                Fiscal 2004                                      525,168          21,106,159
                Thereafter                                       413,013         177,049,099
                                                              ----------        ------------

                Fair value at March 27, 1999                  $6,266,953        $275,248,301
                                                              ==========        ============

                Average variable rate at March 27, 1999          8.25%              9.30%
                                                              ==========        ============

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     INDEPENDENT AUDITORS' REPORT

     Board of Directors and Shareholders
     Spartan Stores, Inc.
     Grand Rapids, Michigan

     We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries as of March 27, 1999 and March 28, 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended March 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 27, 1999 and March 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 27, 1999, in conformity with generally accepted accounting principles.




     /s/ Deloitte & Touche LLP
     Grand Rapids, Michigan
     June 4, 1999

                        CONSOLIDATED BALANCE SHEETS

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                                                             MARCH 27,           MARCH 28,
ASSETS                                                         1999                1998
                                                           ------------        ------------
CURRENT ASSETS
    Cash and cash equivalents                              $ 44,112,178        $ 37,026,640
    Marketable securities                                    21,058,381          18,333,323
    Accounts receivable                                      75,940,878          74,549,520
    Inventories                                              82,186,247          92,706,414
    Prepaid expenses                                          6,961,948           6,885,828
    Deferred taxes on income                                  5,025,000           7,277,000
                                                           ------------        ------------

    TOTAL CURRENT ASSETS                                    235,284,632         236,778,725

OTHER ASSETS
    Restricted cash                                          78,143,825
    Deposits                                                 43,856,175
    Notes receivable                                          4,883,491           6,539,412
    Other                                                    18,217,679           1,703,110
                                                           ------------        ------------

    TOTAL OTHER ASSETS                                      145,101,170           8,242,522

PROPERTY AND EQUIPMENT
    Land and improvements                                    32,891,952          33,098,220
    Buildings and improvements                              137,853,451         136,496,867
    Equipment                                               145,270,179         138,663,310
                                                           ------------        ------------

    TOTAL PROPERTY AND EQUIPMENT                            316,015,582         308,258,397

    Less accumulated depreciation and amortization          157,667,516         147,146,529
                                                           ------------        ------------

    NET PROPERTY AND EQUIPMENT                              158,348,066         161,111,868
                                                           ------------        ------------

TOTAL ASSETS                                               $538,733,868        $406,133,115
                                                           ============        ============

See notes to consolidated financial statements.

                  CONSOLIDATED BALANCE SHEETS (CONTINUED)

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                                                                           MARCH 27,       MARCH 28,
LIABILITIES AND SHAREHOLDERS EQUITY                                          1999            1998
                                                                         ------------    ------------
CURRENT LIABILITIES
    Notes payable                                                                        $ 38,500,000
    Accounts payable                                                     $ 83,333,101      81,690,574
    Accrued payroll and benefits                                           18,848,809      13,447,559
    Insurance reserves                                                     14,164,064      15,799,160
    Other accrued expenses                                                 11,228,699      19,114,660
    Current maturities of long-term debt and capital lease obligation       5,726,153       6,544,777
                                                                         ------------    ------------

    TOTAL CURRENT LIABILITIES                                             133,300,826     175,096,730

DEFERRED TAXES ON INCOME                                                    2,125,000       3,750,000

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                 4,970,421       4,784,200

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION                               269,522,148     107,665,545

OTHER LONG-TERM LIABILITIES                                                 7,754,083         644,389

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Class A common stock, voting, par value $2 a share;
      authorized 20,000,000 shares; outstanding 10,844,416
      and 11,443,985                                                       21,688,832      22,887,970
    Additional paid-in capital                                             13,814,823      16,431,937
    Retained earnings                                                      85,557,735      74,872,344
                                                                         ------------    ------------

    TOTAL SHAREHOLDERS' EQUITY                                            121,061,390     114,192,251
                                                                         ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $538,733,868    $406,133,115
                                                                         ============    ============

                    CONSOLIDATED STATEMENTS OF EARNINGS

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                                                                      YEAR ENDED
                                               --------------------------------------------------------
                                                  MARCH 27,            MARCH 28,            MARCH 29,
                                                    1999                 1998                 1997
                                               --------------       --------------       --------------
NET SALES                                      $2,671,699,778       $2,489,249,469       $2,475,025,242

COSTS AND EXPENSES
    Cost of sales                               2,397,818,378        2,234,164,773        2,238,364,428
    Operating and administrative                  238,288,678          229,137,439          216,890,506
    Restructuring charge                            5,697,738
    Interest expense                                9,207,704           10,934,034            9,700,440
    Interest income                                (3,102,984)          (3,324,089)          (3,609,410)
    Gain on sale of property and equipment         (1,187,360)          (3,905,669)          (1,704,447)
                                               --------------       --------------       --------------

TOTAL COSTS AND EXPENSES                        2,646,722,154        2,467,006,488        2,459,641,517
                                               --------------       --------------       --------------

EARNINGS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                               24,977,624           22,242,981           15,383,725

INCOME TAXES                                        9,148,000            8,009,000            5,681,000
                                               --------------       --------------       --------------

EARNINGS BEFORE EXTRAORDINARY ITEM                 15,829,624           14,233,981            9,702,725

EXTRAORDINARY ITEM (NET OF INCOME TAXES
  OF $554,000)                                      1,030,638
                                               --------------       --------------       --------------

NET EARNINGS                                   $   14,798,986       $   14,233,981       $    9,702,725
                                               ==============       ==============       ==============

BASIC AND DILUTED EARNINGS
   PER CLASS A SHARE:

       BEFORE EXTRAORDINARY ITEM               $         1.42       $         1.21       $         0.80
                                               ==============       ==============       ==============

       NET EARNINGS                            $         1.33       $         1.21       $         0.80
                                               ==============       ==============       ==============

BASIC WEIGHTED AVERAGE CLASS A SHARES              11,157,935           11,785,263           12,136,708
                                               ==============       ==============       ==============

DILUTED WEIGHTED AVERAGE CLASS A SHARES            11,162,374           11,788,723           12,140,470
                                               ==============       ==============       ==============

See notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                                                       CLASS A         ADDITIONAL          RETAINED
                                                    COMMON STOCK     PAID-IN CAPITAL       EARNINGS
                                                    ------------     ---------------       --------
Balance                 March 31, 1996               $24,920,960       $19,622,472       $58,043,279

Class A common
  stock transactions    801,410 shares purchased      (1,602,820)       (4,367,053)       (2,355,162)

                        373,780 shares issued            747,560         3,151,550

Net earnings                                                                               9,702,725

Cash dividends          $.05 per share                                                      (605,937)
-----------------------------------------------------------------------------------------------------

Balance                 March 29, 1997                24,065,700        18,406,969        64,784,905

Class A common
  stock transactions    895,256 shares purchased      (1,790,512)       (4,769,484)       (3,559,471)

                        306,391 shares issued            612,782         2,794,452

Net earnings                                                                              14,233,981

Cash dividends          $.05 per share                                                      (587,071)
-----------------------------------------------------------------------------------------------------

Balance                 March 28, 1998                22,887,970        16,431,937        74,872,344

Class A common
  stock transactions    846,705 shares purchased      (1,693,410)       (5,108,183)       (3,557,881)

                        247,136 shares issued            494,272         2,491,069

Net earnings                                                                              14,798,986

Cash dividends          $.05 per share                                                      (555,714)
-----------------------------------------------------------------------------------------------------

Balance                 March 27, 1999               $21,688,832      $13,814,823        $85,557,735
                                                     ===========      ===========        ===========

See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SPARTAN STORES, INC. AND SUBSIDIARIES
                                                                          YEAR ENDED
                                                          -------------------------------------------
                                                           MARCH 27,       MARCH 28,       MARCH 29,
                                                             1999            1998            1997
                                                          -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                          $14,798,986     $14,233,981     $ 9,702,725
    Adjustments to reconcile net earnings to
        net cash provided by operating activities:
           Depreciation and amortization                   21,412,939      21,639,466      20,175,210
           Restructuring charge                             5,697,738
           Postretirement benefits other than pensions        186,221         238,717         444,000
           Deferred taxes on income                           627,000        (583,000)      4,035,000
           Gain on sale of property and equipment          (1,187,360)     (3,905,669)     (1,704,447)
           Change in assets and liabilities, net of
            acquisitions:
              Marketable securities                        (2,725,058)       (727,443)     (1,554,272)
              Accounts receivable                          (1,317,903)     (1,376,754)      5,546,647
              Inventories                                  14,694,633      (7,497,222)     (6,549,385)
              Prepaid expenses                                894,919         (22,603)     (3,795,069)
              Accounts payable                              1,642,527       3,560,090      (6,738,104)
              Accrued payroll and benefits                  5,019,928       1,631,848       1,138,090
              Insurance reserves                           (1,635,096)     (1,373,182)     (1,312,318)
              Other accrued expenses                       (8,118,443)      3,793,733      (2,981,000)
                                                          -----------     -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  49,991,031      29,611,962      16,407,077
                                                          -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                   (16,418,527)    (23,997,384)    (46,237,512)
    Proceeds from the sale of property
      and equipment                                         6,623,230      20,743,170       7,805,730
    Acquisitions, net of cash acquired, and deposits      (61,100,457)
    Other                                                     554,859          27,517       2,624,384
                                                          -----------     -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                     (70,340,895)     (3,226,697)    (35,807,398)
                                                          -----------     -----------     -----------






CASH FLOWS FROM FINANCING ACTIVITIES
    Changes in notes payable                              (13,650,000)      5,000,000      18,500,000
    Proceeds from long-term borrowings                     97,887,145       9,212,619      37,274,127
    Repayment of long-term debt and
      capital lease obligation                            (39,842,991)    (30,470,692)    (36,939,210)
    Debt issuance costs                                    (9,028,905)
    Proceeds from sale of common stock                      2,985,341       3,407,234       3,899,110
    Common stock purchased                                (10,359,474)    (10,119,467)     (8,325,035)
    Dividends paid                                           (555,714)       (587,071)       (605,937)
                                                          -----------     -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        27,435,402     (23,557,377)     13,803,055
                                                          -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          7,085,538       2,827,888      (5,597,266)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             37,026,640      34,198,752      39,796,018
                                                          -----------     -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $44,112,178     $37,026,640     $34,198,752
                                                          ===========     ===========     ===========

See notes to consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY OWNERSHIP

The Company's common stock is substantially owned by its customers and a majority of the Company's sales are to its shareholder-customers. A description of the Company's transactions with its customers is included in the Operating Segment Information note to the consolidated financial statements.

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

FISCAL YEAR

The fiscal year of the Company ends on the last Saturday of March. The fiscal years ended March 27, 1999, March 28, 1998 and March 29, 1997 were each comprised of fifty-two weeks.

FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, marketable securities, accounts and notes receivable, accounts payable, notes payable and long-term debt reported in the Consolidated Balance Sheets. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, notes receivable and notes payable approximate fair value at March 27, 1999 and March 28, 1998 because of the short-term nature of these financial instruments.

At March 27, 1999, the cost of marketable securities exceeded the estimated fair value by $129,536. As of March 28, 1998, the fair value of marketable securities exceeded cost by $24,235.

At March 27, 1999, the estimated fair value of the Company's long-term debt (including current maturities) approximated the carrying value. At March 28, 1998, the estimated fair value exceeded the carrying value by approximately $763,000. The estimated fair value was based on anticipated rates available to the Company for debt with similar terms and maturities.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

ACCOUNTS RECEIVABLE

Accounts receivable include the current portion of notes receivable of $1,423,410 in 1999 and $2,709,152 in 1998 and are shown net of allowances for credit losses of $2,335,000 in 1999 and $1,810,000 in 1998.

INVENTORIES

Inventories are stated at the lower of cost or market using the LIFO (last-in, first-out) method. If replacement cost had been used, inventories would have been $49,900,000 and $45,400,000 higher at March 27, 1999 and March 28, 1998, respectively. During 1999, 1998 and 1997, certain inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory carried at lower costs prevailing in prior years as compared with the costs of purchases in these years, the effect of which increased income before taxes in 1999, 1998 and 1997 by $1,394,000, $51,000 and $441,000, respectively.

RESTRICTED CASH

Restricted cash at March 27, 1999 consists of $78,143,825 held in a bank escrow account for acquisitions consummated subsequent to fiscal year end.

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

OTHER ASSETS

Included in Other Assets is goodwill of $5,978,000 and non-compete agreements of $2,014,000 as of March 27, 1999. Goodwill consists of amounts paid in excess of the fair value of net assets acquired and is being amortized over the estimated period benefited of forty years. Non-compete agreements are being amortized over the terms of the agreements. Amortization expense was $55,160, $80,452 and $321,807 for the fiscal years ended March 27, 1999, March 28, 1998 and March 29, 1997, respectively.

Also included in Other Assets as of March 27, 1999 are debt issuance costs of $9,028,905 incurred in connection with a new senior secured credit facility that are being amortized into interest expense over the term of the credit facility.

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

               Land improvements                    15 to 40 years
               Buildings and improvements           15 to 40 years
               Machinery and equipment               5 to 20 years
               Furniture and fixtures                3 to 10 years

Capital leases are initially stated at the present value of future lease payments and are amortized using the straight-line method over the related lease terms.

Software development costs are capitalized, and amortization over a five year period commences as each system is implemented.

ACCOUNTS PAYABLE

Accounts payable include checks in the amount of $15,355,942 and $18,267,488 at March 27, 1999 and March 28, 1998, respectively, which have been issued and have not cleared the Company's controlled disbursing bank accounts.

INSURANCE RESERVES

Insurance reserves represent a provision for reported losses and incurred but not reported losses. Losses are recorded when reported and consist of individual case estimates. Incurred but not reported losses are estimated based on available historical information.

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

EARNINGS PER SHARE

Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by increasing the weighted average number of common shares outstanding by the dilutive effect of the issuance of common stock for options outstanding under the Company's stock option plan.

NEW ACCOUNTING STANDARDS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for the Company on March 28, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. This SOP will be adopted on a prospective basis and its effect on future operations has not been determined.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No. 133 as required no later than March 26, 2000, and is currently assessing the impact of adoption on its consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1997 presentations in order to conform to the 1999 presentation.

SUBSEQUENT EVENT

Subsequent to March 27, 1999, a gain of approximately $2.5 million was recognized from the sale of common stock held in a supplier.

ACQUISITIONS

On January 4, 1999, the Company's wholly owned subsidiary, Valuland, Inc. ("Valuland") acquired certain assets and assumed certain liabilities of Ashcraft's Market, Inc., an operator of eight retail grocery stores located primarily in mid-Michigan. On March 29, 1999, Valuland acquired all the issued and outstanding shares of Family Fare, Inc., Family Fare Management Services, Inc. and Family Fare Trucking, Inc. (collectively "Family Fare"). Family Fare is an operator of 13 retail grocery stores, a bakery, a warehouse facility and a transportation business located primarily in Western Michigan. On May 19, 1999, Valuland acquired certain assets and assumed certain liabilities associated with the retail grocery, pharmacy and transportation business of Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. (collectively "Glen's"). As a result of this acquisition, Valuland operates 23 Glen's retail grocery stores, four pharmacies and a distribution center located primarily in Northern Michigan.

The combined purchase price for the three acquisitions amounted to $144,400,000. The acquisition of Ashcraft's Market has been accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities are included in the accompanying consolidated balance sheets at values representing an allocation of the purchase price. The excess of the purchase price over the valuation of Ashcraft's tangible assets and liabilities amounted to $5,978,000. This excess was assigned to goodwill. Deposits consist of amounts advanced to Family Fare for the redemption of the Company's Class A common stock and for the acquisition of the stock of Family Fare.

The consolidated statements of earnings include the operations of Ashcraft's Market from January 4, 1999. The following unaudited pro forma summary presents the consolidated statements of earnings of the Company as if the acquisition had occurred at the beginning of the period presented. These pro forma results are based upon assumptions considered appropriate by management and include adjustments as considered necessary in the circumstances. Such adjustments include the depreciation of property and equipment, amortization of goodwill, increased interest expense from debt assumed to have been issued to fund the acquisition, and related income tax effects of the acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the acquisition taken place on the dates indicated or which may be reported in the future.

PRO FORMA                                        1999                 1998                 1997
-----------------------------------         --------------       --------------       --------------
Net sales                                   $2,694,509,026       $2,517,953,228       $2,503,729,001

Earnings before extraordinary item
  (net of income taxes of $554,000)            $16,671,308

Net earnings                                   $15,640,610          $14,507,631           $9,976,375

Basic and diluted earnings
  per Class A share:

    Before extraordinary item                        $1.49

    Net earnings                                     $1.40                $1.23                $0.82

RESTRUCTURING CHARGE

On October 14, 1998, the Company's Board of Directors approved an initiative to replace the Company's Plymouth distribution center with a new multi-commodity distribution center. The initiative includes the cessation of operations at the Company's existing distribution center in Plymouth, Michigan by April 2000 and would result in the displacement of approximately 300 associates in Plymouth and approximately 100 associates at its Grand Rapids, Michigan distribution center. In connection with the initiative, $5,697,738 has been accrued as of March 27, 1999 and is included in Other Long-term Liabilities in the accompanying consolidated balance sheets. The charge encompasses accruals for contractual amounts to be paid under a collective bargaining agreement, additional severance pay, and amounts due in connection with withdrawal from the union pension plan.

MARKETABLE SECURITIES

The amortized cost and estimated fair values of marketable securities available-for-sale as of March 27, 1999 and March 28, 1998 are shown below. Gross unrealized gains and losses as of March 27, 1999 and March 28, 1998 were not material.

                                                                            1999
                                                                -----------------------------
                                                                                   ESTIMATED
                                                                 AMORTIZED           FAIR
                                                                    COST             VALUE
                                                                -----------       -----------
Securities available-for-sale
    U.S. Treasury securities and obligations of
      U.S. government corporations and agencies                 $ 8,603,906       $ 8,193,958
    Debt securities issued by foreign
      governments, corporations and agencies                     12,584,011        12,864,423
                                                                -----------       -----------
                                                                $21,187,917       $21,058,381
                                                                ===========       ===========

                                                                            1998
                                                                -----------------------------
                                                                                   ESTIMATED
                                                                 AMORTIZED           FAIR
                                                                    COST             VALUE
                                                                -----------       -----------
Securities available-for-sale
    U.S. Treasury securities and obligations of
      U.S. government corporations and agencies                 $ 7,158,325       $ 7,173,804
    Debt securities issued by foreign
      governments, corporations and agencies                     11,150,763        11,159,519
                                                                -----------       -----------
                                                                $18,309,088       $18,333,323
                                                                ===========       ===========

The amortized cost and estimated fair values of investments as of March 27, 1999, by contractual maturity, are shown below:

                                                                                   ESTIMATED
                                                                 AMORTIZED           FAIR
                                                                    COST             VALUE
                                                                -----------       -----------
Due in one year or less                                         $ 3,269,759       $ 3,522,962
Due after one year through five years                             6,068,944         6,053,517
Due after five years through ten years                            7,398,931         7,281,774
Due after ten years through fifteen years                         4,450,283         4,200,128
                                                                -----------       -----------
                                                                $21,187,917       $21,058,381
                                                                ===========       ===========

NOTES RECEIVABLE

Notes receivable relate to loans to shareholder-customers used to develop new stores or expand or remodel existing stores. Loans are collateralized by the inventory, facilities or equipment financed and in some instances by the Company's Class A shares held by the shareholder-customer. Loans are made on a floating rate basis, based on the prime rate. Most loans carry interest rates from prime plus one-half percent to prime plus two percent. Maturity dates range to 2006 at March 27, 1999. Impaired notes total approximately $500,000 at March 27, 1999 and $480,000 at March 28, 1998,
including the current portion. The allowance for credit losses on accounts receivable at March 27, 1999 and March 28, 1998 includes $500,000 and $290,000, respectively, relating to impaired notes.

NOTES PAYABLE AND LONG-TERM DEBT

On March 18, 1999, the Company entered into $425 million in senior secured credit facilities to refinance existing debt, support retail store acquisitions, fund working capital and provide for other general corporate needs. The credit facilities consist of (a) a Revolving Credit Facility in the amount of $100 million with a term of six years, (b) a Term Loan A in the amount of $100 million with a term of six years, (c) an Acquisition Facility in the amount of $75 million with a term of seven years and (d) a Term Loan B in the amount of $150 million with a term of eight years. The credit facilities provide for the issuance of letters of credit of which $11,810,000 were outstanding and unused as of March 27, 1999. Interest rates payable on amounts borrowed under the credit facilities are based on the prime rate, the federal funds rate or the eurodollar rate, plus a stipulated margin. As of March 27, 1999, the Company had $100 million outstanding on the Term Loan A facility bearing interest at 9.00% per annum and $150 million outstanding on the Term Loan B facility bearing interest at 9.75% per annum. The credit facilities contain covenants which include the maintenance of certain financial ratios, restrictions on additional indebtedness and payment of cash dividends (restricted to $800,000 in any twelve-month period). The senior secured credit facilities are secured by substantially all of the Company's assets.

The weighted average interest rates for 1999 and 1998 were 6.14% and 6.25%, respectively.

On March 18, 1999, the Company prepaid amounts borrowed under senior unsecured notes in the amount of $21.5 million. The Company incurred a pre-payment penalty of approximately $1.6 million which is presented as an extraordinary item, net of income taxes, on the Statement of Earnings.

The Company's long-term debt and capital lease obligation consists of the following:

                                                                 MARCH 27,                 MARCH 28,
                                                                   1999                      1998
                                                               ------------              ------------
Senior notes, unsecured, paid in 1999                                                    $ 27,000,000

Senior credit facility, Term Loan A, due
  March, 2005, quarterly principal payments
  of $5,000,000 commencing June, 2000                          $100,000,000

Senior credit facility, Term Loan B, due
  March, 2007, semi-annual principal payments
  of $250,000 commencing September, 1999                        150,000,000

Bank credit agreement, unsecured, paid in 1999                                             62,800,000

Variable Rate Promissory Notes, unsecured,
  due March 31, 2001, interest payable
  quarterly at 1% below the prime rate                           14,390,036                14,056,389

Other, including capital lease obligation                        10,858,265                10,353,933
                                                               ------------              ------------
                                                                275,248,301               114,210,322
Less current portion                                              5,726,153                 6,544,777
                                                               ------------              ------------
Total long-term debt and capital lease obligation              $269,522,148              $107,665,545
                                                               ============              ============

At March 27, 1999, long-term debt and capital lease obligation are due as follows:

                    YEAR ENDING MARCH,
                    ------------------
                          2000                            $  5,726,153
                          2001                              34,519,242
                          2002                              21,030,721
                          2003                              15,816,927
                          2004                              21,106,159
                          Later                            177,049,099
                                                          ------------
                                                          $275,248,301
                                                          ============

The Variable Rate Promissory Notes are issued under a note offering which permits the Company to sell notes with a total principal amount of $100,000,000. The notes are offered in minimum denominations of $1,000 and may be issued by the Company at any time, although the Company's bank credit agreement restricts the total amount outstanding under the offering to approximately $16.1 million. As of March 27, 1999, approximately $51.4 million of these notes have been issued and approximately $15.9 million were outstanding. Issued notes are redeemed on March 31 of every other calendar year after March 31, 1993.

COMMITMENTS AND CONTINGENCIES

The Company has guaranteed payment of indebtedness to financial institutions aggregating $16,420,000 at March 27, 1999, on behalf of certain Customers. The Company also has guaranteed three leases by Customers, two of which expire in 2012 with combined annual rental payments of $444,500 and one of which expires in 2017 with annual rental payments of $217,500. The Company charges an annual fee for each loan guarantee and lease guarantee and requires each Customer receiving a guarantee to commit to minimum purchase requirements.

On August 21, 1996, the Attorney General for the State of Michigan filed an action in Michigan circuit court against the leading cigarette manufacturers operating in the United States, twelve wholesalers and distributors of tobacco products in Michigan (including three Company subsidiaries) and others seeking certain injunctive relief, the reimbursement of $4 billion in Medicaid and other expenditures incurred or to be incurred by the State of Michigan to treat diseases allegedly caused by cigarette smoking and punitive damages of $10 billion. In July 1998, the court dismissed the claim for punitive damages. On December 7, 1998, the State of Michigan and the cigarette manufacturers settled the remaining claims and the case was dismissed by the court without any payment by the Company or its subsidiaries. Thirty actions have been filed in state courts in Pennsylvania against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including a subsidiary of the Company. All of the Pennsylvania actions were filed by individual plaintiffs pursuant to a special notice procedure which does not include any formal complaint. In these separate cases, the Company expects that the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. The Company believes that its subsidiaries have valid defenses to these legal actions. These actions are being vigorously defended. All but two of the Pennsylvania actions have been dismissed without prejudice pursuant to a Dismissal and Tolling Agreement under which the defendants have agreed not to raise the defense of statute of limitations or laches if an action is filed by a plaintiff before April 1, 1999. It is anticipated that the Dismissal and Tolling Agreement will be extended to October 1, 1999, with respect to certain defendants, including the Company's subsidiaries. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify the Company's subsidiaries from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

LEASES

The Company and certain subsidiaries lease equipment and warehouse and store facilities. Many of these leases include renewal options. The following represents property which is leased under a capital lease and included in property and equipment:

                                                             MARCH 27,           MARCH 28,
                                                               1999                1998
                                                            ----------          ----------
            Buildings                                       $7,300,000          $7,300,000
            Less accumulated amortization                    6,901,401           6,563,456
                                                            ----------          ----------

            Net buildings                                   $  398,599          $  736,544
                                                            ==========          ==========

Amortization of property under the capital lease was $337,945 in 1999 and $294,618 in 1998 and 1997.

Future minimum obligations under capital leases in effect at March 27, 1999 are as follows:

                                                                    USED IN
       YEAR ENDING MARCH,                                          OPERATIONS
       ------------------                                          ----------
              2000                                                 $  793,872
              2001                                                    396,937
                                                                   ----------

       Total future minimum obligations                             1,190,809
       Less interest                                                   79,415
                                                                   ----------

       Present value of net future minimum obligations              1,111,394
       Less current portion                                           722,500
                                                                   ----------

       Long-term obligation                                        $  388,894
                                                                   ==========

Future minimum obligations under operating leases in effect at March 27, 1999 are as follows:

    YEAR ENDING                         USED IN               SUBLEASED
       MARCH,                          OPERATIONS             TO OTHERS                TOTAL
    -----------                        -----------           -----------            -----------
       2000                            $ 5,373,350           $ 2,307,288            $ 7,680,638
       2001                              4,691,436             2,307,288              6,998,724
       2002                              3,537,336             2,249,967              5,787,303
       2003                              2,609,542             1,820,007              4,429,549
       2004                              2,004,090             1,692,456              3,696,546
       Later                            11,210,834            10,436,208             21,647,042
                                       -----------           -----------            -----------
    Total future minimum
      obligations                      $29,426,588           $20,813,214            $50,239,802
                                       ===========           ===========            ===========

Rental expense under those leases which are classified as operating leases amounted to $9,800,000, $8,400,000, and $9,690,000 in 1999, 1998 and 1997,
respectively.

One of the Company's subsidiaries leases retail store facilities to non-related entities. Of the stores leased, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. Substantially all of the leases provide for minimum and contingent rentals based upon stipulated sales volumes.

Owned assets, included in property and equipment, which are leased to others are as follows:

                                                  MARCH 27,         MARCH 28,
                                                    1999              1998
                                                 -----------       -----------
       Land and improvements                     $14,091,261       $15,100,926
       Buildings                                  55,249,280        58,116,191
                                                 -----------       -----------
                                                  69,340,541        73,217,117

       Less accumulated depreciation              16,281,090        15,341,306
                                                 -----------       -----------

       Net property                              $53,059,451       $57,875,811
                                                 ===========       ===========

Future minimum rentals to be received under operating leases in effect at March 27, 1999 are as follows:

  YEAR ENDING                              OWNED                   LEASED
     MARCH,                               PROPERTY                PROPERTY                TOTAL
  -----------                            -----------             -----------          ------------
     2000                                $ 7,312,457             $ 2,439,332          $  9,751,789
     2001                                  7,273,103               2,439,332             9,712,435
     2002                                  7,007,125               2,381,556             9,388,681
     2003                                  6,640,558               1,929,977             8,570,535
     2004                                  6,401,179               1,794,773             8,195,952
     Later                                53,054,799              10,911,642            63,966,441
                                         -----------             -----------          ------------
  Total future minimum
     rentals                             $87,689,221             $21,896,612          $109,585,833
                                         ===========             ===========          ============

ASSOCIATE RETIREMENT PLANS

The Company's retirement programs include pension plans providing non-contributory benefits and profit sharing plans providing contributory benefits. Substantially all of the Company's associates not covered by collective bargaining agreements are covered by either a non-contributory cash balance pension plan (Company Plan), a defined contribution plan or both. Associates covered by collective bargaining agreements are included in multi-employer pension plans.

Effective as of April 1, 1998, the Company Plan's benefit formula was redesigned, utilizing a cash balance approach. Under the new cash balance formula, credits are added annually to a participant's "account" based on a percentage of the participant's compensation and years of vested service at the beginning of each calendar year. Interest credits are also added annually to a participant's "account" based upon the participant's account balance as of the last day of the immediately preceding calendar year. Transition credits are also added to a participant's account until the year 2007 if certain age requirements are met. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA), except that prior years' contributions in excess of the minimum are being amortized over the period ending March 31, 2016. Company Plan assets consist principally of common stocks and U.S. Government and corporate obligations. At March 27, 1999 and March 28, 1998, Company Plan assets included Class A common shares of the Company valued at $1,722,000 and $1,582,000, respectively.

Matching contributions made by the Company to salary reduction defined contribution plans aggregated $2,030,000, $1,600,000 and $1,371,000 in 1999, 1998 and 1997, respectively.

In addition to the plans described above, the Company participates in several multi-employer and other defined contribution plans for substantially all associates covered by collective bargaining agreements. The expense for these plans aggregated approximately $5,250,000 in 1999, $4,932,000 in 1998 and $4,740,000 in 1997.

The Multi-Employer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal from or termination of such plans. Separate actuarial calculations of the Company's position are not available with respect to the multi-employer plans.

Spartan and certain subsidiaries provide health care benefits to retired associates who have at least ten years of service and have attained age fifty-five, and who are not covered by collective bargaining arrangements during their employment (covered associates). Qualified covered associates retiring prior to April 1, 1992 receive major medical insurance with deductible and coinsurance provisions until age sixty-five and Medicare supplemental benefits thereafter. Covered associates retiring after April 1, 1992, are eligible for monthly post-retirement health care benefits of five dollars multiplied by the associate's years of service. This benefit is in the form of a credit against the monthly insurance premium. The balance of the premium is paid by the retiree. From April 1992 through December 1997 the Company supplemented the retiree portion of the premium which was reflected in the computation of the post-retirement benefit liability. Effective January 1, 1998, the Company began charging retirees for 100% of the retiree portion of the medical cost, resulting in the prior service cost adjustment.

The following tables set forth the change in benefit obligation, change in plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for the Company's pension and post-retirement benefit plans:

                                                   PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                              ---------------------------     ---------------------------
                                               MARCH 27,       MARCH 28,       MARCH 27,       MARCH 28,
                                                 1999            1998            1999            1998
                                              -----------     -----------     -----------     -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year       $52,553,318     $44,707,977     $ 4,838,885     $ 4,545,483

Service cost                                    3,605,230       2,014,359         206,562         170,911
Interest cost                                   3,174,330       3,335,534         322,270         311,168
Plan amendments                                (8,324,381)
Actuarial loss (gain)                           2,515,958       3,981,951        (110,257)         23,919
Benefits paid                                  (3,714,946)     (1,486,503)       (319,482)       (212,596)
                                              -----------     -----------     -----------     -----------

Benefit obligation at end of year             $49,809,509     $52,553,318     $ 4,937,978     $ 4,838,885
                                              ===========     ===========     ===========     ===========

CHANGE IN PLAN ASSETS
Plan assets at fair value at beginning of
  year                                        $50,929,661     $38,952,059

Actual return on plan assets                    4,983,865      11,780,859
Company contributions                              54,616       1,683,246     $   319,482     $   212,596
Benefits paid                                  (3,714,946)     (1,486,503)       (319,482)       (212,596)
                                              -----------     -----------     -----------     -----------

Plan assets at fair value at end of year      $52,253,196     $50,929,661     $               $
                                              ===========     ===========     ===========     ===========

Funded status                                 $(2,443,687)    $ 1,623,657     $ 4,937,978     $ 4,838,885
Unrecognized net gain/(loss)                    1,577,681       3,152,866      (1,284,737)     (1,437,724)
Unrecognized prior service cost                 6,134,152      (1,827,109)      1,317,180       1,383,039
Unrecognized net transition obligation            (37,076)        (42,373)
                                              -----------     -----------     -----------     -----------

Accrued benefit cost                          $ 5,231,070     $ 2,907,041     $ 4,970,421     $ 4,784,200
                                              ===========     ===========     ===========     ===========

WEIGHTED AVERAGE ASSUMPTIONS AS OF MARCH 31
Discount rate                                       7.00%           7.00%           7.00%           7.50%
Expected return on plan assets                      9.00%           9.00%             N/A             N/A
Rate of compensation increase                       4.75%           4.75%             N/A             N/A

                                                                  PENSION BENEFITS
                                                   -----------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST                1999              1998              1997
                                                   -----------       -----------       -----------
Service cost                                       $ 3,605,230       $ 2,014,359       $ 2,214,766
Interest cost                                        3,174,330         3,335,534         3,121,058
Annual return on plan assets                        (4,067,172)      (11,785,386)       (3,579,463)
Net amortization and deferral                         (333,743)        8,642,024         1,011,568
                                                   -----------       -----------       -----------

Net periodic benefit cost                          $ 2,378,645       $ 2,206,531       $ 2,767,929
                                                   ===========       ===========       ===========

                                                               POST-RETIREMENT BENEFITS
                                                   -----------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST                1999              1998              1997
                                                   -----------       -----------       -----------
Service cost                                       $   206,562       $   170,911       $   294,630
Interest cost                                          322,270           311,168           393,971
Net amortization and deferral                          (23,129)          (30,766)           50,532
                                                   -----------       -----------       -----------

Net periodic benefit cost                          $   505,703       $   451,313       $   739,133
                                                   ===========       ===========       ===========

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement plan. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 5% for the fiscal year ended March 27, 1999 and remains at that level thereafter. A 1% increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation by 1.6% and the periodic post-retirement benefit cost by 1.0%. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated post-retirement benefit obligation by 1.4% and periodic post-retirement benefit cost by .9%.

TAXES ON INCOME

The income tax provision is summarized as follows:

                                           MARCH 27,        MARCH 28,        MARCH 29,
                                             1999             1998             1997
                                          ----------       ----------       ----------
Currently payable                         $7,967,000       $8,592,000       $1,646,000
Net deferred                                 627,000         (583,000)       4,035,000
                                          ----------       ----------       ----------

                                          $8,594,000       $8,009,000       $5,681,000
                                          ==========       ==========       ==========

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                                    1999            1998            1997
                                                    -----           -----           -----
Statutory income tax rate                           35.0%           35.0%           35.0%
Amortization of goodwill                                             0.1             2.4
State income taxes                                   0.9             0.2             0.2
Other                                                0.8             0.7            (0.7)
                                                    -----           -----           -----

Effective income tax rate                           36.7%           36.0%           36.9%
                                                    =====           =====           =====

Deferred tax assets and liabilities resulting from temporary differences and carry forwards as of March 27, 1999 and March 28, 1998 are as follows:

                                                                        1999                  1998
                                                                     -----------          -----------
Deferred tax assets:
    Employee benefits                                                $ 6,595,660          $ 5,598,245
    Depreciation                                                         314,739            1,119,330
    Inventory                                                            974,871            1,231,200
    Accounts receivable                                                  813,750              630,000
    Lease transactions                                                   383,171              494,000
    Insurance reserves                                                   251,883              557,165
    Research and development credit                                    1,309,475            2,729,909

    Restructuring charge                                               1,994,208
    All other                                                            318,547              441,710
                                                                     -----------          -----------
Total deferred tax assets                                             12,956,304           12,801,559
                                                                     -----------          -----------
Deferred tax liabilities:
    Depreciation                                                       8,017,235            7,053,895
    Inventory                                                          1,641,896            1,040,199
    All other                                                            397,173            1,180,465
                                                                     -----------          -----------

Total deferred tax liabilities                                        10,056,304            9,274,559
                                                                     -----------          -----------

Net deferred tax asset                                               $ 2,900,000          $ 3,527,000
                                                                     ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Payments for interest and income taxes were as follows:

                                1999              1998              1997
                             -----------       -----------       ----------
Interest                     $10,896,201       $11,264,484       $8,916,115
Income taxes                 $15,638,456       $ 3,618,017       $2,185,507

During 1999, the Company refinanced $99,350,0000 of bank borrowings in connection with the $425 million senior secured credit facility. In conjunction with the acquisition of Ashcraft's Market, Inc., the Company assumed certain liabilities approximating $2,600,000. Finally, the Company received restricted cash of $78,143,825 from proceeds from long-term borrowings.

During 1998, the Company entered into a $2,500,000 note payable for the purchase of a distribution center.

SHAREHOLDERS' EQUITY

The Company's Articles of Incorporation provide that the Board of Directors may at any time, and from time to time, provide for the issuance of up to 5,000,000 shares of Class B common stock in one or more series, each with such designations, and, relative to the Class A common stock and to other series of Class B common stock, such voting, distribution, dividend and other rights and restrictions as shall be stated in the resolution(s) providing for the issuance thereof. At March 27, 1999, there were no Class B shares outstanding.

Under the Company's Bylaws, the Board of Directors establishes the price at which the Company issues and purchases its Class A common stock (the "Trading Value").

The Company's shareholder-customers are required to own Class A common stock of the Company in an amount relative to their purchases up to a maximum of $125,000 of common stock per store. The current Company policy is to redeem, at the request of the shareholder, stock held in excess of the required investment. This policy does not create or evidence any obligation on the Company's behalf and the Board of Directors may revise or terminate the policy at any time. At March 27, 1999, there were 8,021,000 shares outstanding in excess of the maximum requirement.

The Company has a shareholder approved stock option plan covering 500,000 shares of the Company's Class A common stock. The plan provides for the granting of incentive stock options as well as non-qualified stock options to corporate officers. The Company accounts for stock option grants in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting For Stock-Based Compensation," and as allowed by this statement the Company recognizes expense using the intrinsic value method prescribed by Accounting Principles Bulletin Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the Trading Value. Options must be exercised within ten years of the date of grant. The authorization to grant options under the plan terminates on October 31, 2001.

The Company's stock option grants vest immediately. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated as follows:

                                                    1999              1998              1997
                                                 -----------       -----------       ----------
Net earnings as reported                         $14,798,986       $14,233,981       $9,702,725

Net earnings - Pro forma                         $14,771,426       $14,191,627       $9,660,475



Basic and diluted earnings per share -
    as reported                                  $      1.33       $      1.21       $     0.80
Basic and diluted earnings per share -
    Pro forma                                    $      1.32       $      1.20       $     0.80

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                  1999                   1998                   1997
                                 -------                -------                -------
Dividend yield                     0.10%                  0.11%                  0.12%
Expected volatility                8.79%                  7.60%                  5.04%
Risk-free interest rate            5.87%                  6.88%                  6.82%
Expected life of option          10 yrs.                10 yrs.                10 yrs.

                                                                  WEIGHTED          FAIR VALUE
                                               SHARES             AVERAGE           OF OPTIONS
                                            UNDER OPTIONS      EXERCISE PRICE        GRANTED
                                            -------------      --------------       ----------
OPTIONS OUTSTANDING AT MARCH 31, 1996              43,000          $ 9.19
Granted                                            13,000           10.50                $5.00
Terminated                                        (17,000)           9.50
                                            -------------        --------           ----------

OPTIONS OUTSTANDING AT MARCH 29, 1997              39,000          $ 9.49
Granted                                            12,000           11.30                $5.43
Exercised                                         (24,000)           9.72
                                            -------------        --------           ----------

OPTIONS OUTSTANDING AT MARCH 28, 1998              27,000          $10.09
Granted                                             8,000           12.30                $5.30
Exercised                                          (3,000)          10.60
                                            -------------        --------           ----------

OPTIONS OUTSTANDING AT MARCH 27, 1999              32,000          $10.59
                                            -------------        --------

                                            -------------        --------
OPTIONS EXERCISABLE AT MARCH 27, 1999              32,000          $10.59
                                            -------------        --------

                                                                               WEIGHTED AVERAGE
                                                                                  REMAINING
                         EXERCISE PRICES                  OUTSTANDING        CONTRACTUAL LIFE YRS.
                         ---------------                  -----------        ---------------------
                                 $8.40                       3,000                     3.1
                                  8.80                       3,000                     4.1
                                  9.30                       3,000                     5.1
                                 10.00                       4,000                     6.1
                                 10.50                       4,000                     7.1
                                 11.30                       7,000                     8.2
                                 12.30                       8,000                     9.1
                          ------------                      ------                     ----
                          $8.40-$12.30                      32,000                     6.89

The Company has a shareholder-approved stock bonus plan covering 500,000 shares of the Company's Class A common stock. Under the provisions of this plan, officers and certain key employees of the Company may elect to receive a portion of their annual bonus in Class A shares rather than cash and will be granted additional shares of stock worth thirty percent of the portion of the bonus they elect to receive in stock. The value of shares issued under the plan is the Trading Value. At March 27, 1999, 383,103 shares remained unissued under the plan.

An associate stock purchase plan approved by the shareholders covers 500,000 shares of the Company's Class A common stock. The plan provides that associates of the Company and its subsidiaries may purchase shares at the Trading Value. At March 27, 1999, 469,330 shares remained unissued under the plan.

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

OPERATING SEGMENT INFORMATION

Using the management approach as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company's operating segments were identified by products sold and customer profile and include grocery store distribution, convenience store distribution, insurance and real estate.

The Company's grocery store distribution operating segment includes the sale of over 40,000 items, including dry grocery, produce, dairy products, meat, frozen food, seafood, floral, general merchandise, tobacco, and health and beauty care items to both independently owned and Company owned retail grocery stores located in Michigan, Indiana and Ohio. The grocery store distribution operating segment also includes the sales of Company owned retail grocery stores located in Michigan. Sales in the grocery store distribution operating segment are presented after the elimination of intra-segment sales. The Company ships the products from its main warehouse and distribution center in Grand Rapids, Michigan, and from a warehouse in Plymouth, Michigan. The Company also provides its Customers with a broad spectrum of additional services. Revenue is recognized when the product is shipped or service provided.

The Company's convenience store distribution operating segment includes the sale of confections, tobacco products, specialty foods, and other grocery products to convenience stores and other retail locations in Michigan, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Georgia, Tennessee, and West Virginia. Additionally, the Company operates 13 cash and carry
outlets in Michigan and Ohio serving convenience stores.   Revenue is
recognized when the product is shipped.

The Company's insurance operating segment offers commercial insurance coverage for fire and other casualties, liability, automobile, fidelity, theft, bonds, workers' compensation, business interruption, and group health plans. In addition, individuals are offered automobile and homeowners coverage. The insurance business segment also provides insurance brokerage services and third-party claims administration and services. Additionally, the insurance business segment provides insurance underwriting for Customers. The underwriting operations are incorporated and licensed in Bermuda and issue policies of another carrier through a fronting agreement. Under this agreement, the Company insures some of the coverage limits and reinsures with reinsurance companies the balance of the coverage limit. Commissions are recognized as of the policy billing dates, which approximate effective dates of the applicable policies. Third-party claims administration revenues are recognized as services are performed and underwriting revenues are recognized over the life of the policies.

The Company's real estate business segment owns retail grocery store facilities that are leased to Customers and other retailers and leases other sites that are subleased to Customers. The real estate properties are located in Michigan, Indiana and Ohio. Revenue is recognized according to the terms of the lease or loan.

Identifiable assets represent total assets directly associated with the various operating segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

Sales and interest between segments are eliminated upon consolidation.

The following table sets forth, for each of the last three fiscal years, information required by SFAS No. 131:

                                               1999                  1998                 1997
                                           --------------       --------------       --------------
NET SALES
        Grocery store distribution         $1,838,122,873       $1,800,428,294       $1,797,217,868
        Convenience store distribution        841,793,241          696,088,886          686,145,991
        Insurance                              15,845,415           15,943,559           16,620,923
        Real estate                            10,509,850           11,899,971           11,994,849
        Less - Eliminations                   (34,571,601)         (35,111,241)         (36,954,389)
                                           --------------       --------------       --------------

        Total                              $2,671,699,778       $2,489,249,469       $2,475,025,242
                                           ==============       ==============       ==============

RESTRUCTURING CHARGE
        Grocery store distribution         $    5,697,738
                                           ==============

INTEREST EXPENSE
        Grocery store distribution         $    5,309,442       $    6,135,951       $    6,676,950
        Convenience store distribution          2,293,673            2,724,633            2,127,563
        Insurance                                      25            3,171,389                1,133
        Real estate                             2,364,906                    0            2,199,634
        Less - Eliminations                      (760,342)          (1,097,939)          (1,304,840)
                                           --------------       --------------       --------------

        Total                              $    9,207,704       $   10,934,034       $    9,700,440
                                           ==============       ==============       ==============

INTEREST INCOME
        Grocery store distribution         $   (2,149,065)      $   (3,163,967)      $   (3,935,458)
        Convenience store distribution           (435,855)            (110,970)            (415,607)
        Insurance                              (1,389,977)          (1,318,214)          (1,383,315)
        Real estate                               (27,700)             (29,670)            (126,167)
        Less - Eliminations                       899,613            1,298,732            2,251,137
                                           --------------       --------------       --------------


        Total                              $   (3,102,984)      $   (3,324,089)      $   (3,609,410)
                                           ==============       ==============       ==============

DEPRECIATION AND AMORTIZATION
        Grocery store distribution         $   16,372,532       $   16,377,316       $   15,245,648
        Convenience store distribution          2,523,312            2,524,726            2,476,767
        Insurance                                 167,695              153,137              181,905
        Real estate                             2,349,400            2,584,287            2,270,890
                                           --------------       --------------       --------------

        Total                              $   21,412,939       $   21,639,466       $   20,175,210
                                           ==============       ==============       ==============

                                               1999                  1998                 1997
                                           --------------       --------------       --------------
EARNINGS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM
        Grocery store distribution         $    2,327,793       $    6,543,232       $    1,944,333
        Convenience store distribution         15,323,540            6,105,477            6,643,022
        Insurance                               3,527,381            3,592,234            3,881,824
        Real estate and finance                 3,798,910            6,002,038            2,914,546
                                           --------------       --------------       --------------

        Total                              $   24,977,624       $   22,242,981       $   15,383,725
                                           ==============       ==============       ==============

INCOME TAXES
        Grocery store distribution         $    1,014,000       $    2,327,000       $      917,000
        Convenience store distribution          5,526,000            2,282,000            2,281,000
        Insurance                               1,239,000            1,299,000            1,455,000
        Real estate and finance                 1,369,000            2,101,000            1,028,000
                                           --------------       --------------       --------------

        Total                              $    9,148,000       $    8,009,000       $    5,681,000
                                           ==============       ==============       ==============

EXTRAORDINARY ITEM (NET OF
  INCOME TAXES OF $554,000)
        Grocery store distribution         $    1,030,698
                                           ==============





CAPITAL EXPENDITURES
        Grocery store distribution         $   12,061,163       $   18,948,363       $   21,362,152
        Convenience store distribution          2,692,108            1,534,410            1,115,895
        Insurance                                 185,744              425,136              126,596
        Real estate and finance                 1,479,512            3,089,475           23,632,869
                                           --------------       --------------       --------------

        Total                              $   16,418,527       $   23,997,384       $   46,237,512
                                           ==============       ==============       ==============

TOTAL ASSETS
        Grocery store distribution         $  442,247,305       $  231,337,933       $  237,105,654
        Convenience store distribution         84,693,147           87,180,899           69,420,897
        Insurance                              30,354,134           29,792,534           28,687,628
        Real estate                            60,698,644           66,345,812           74,328,798
        Less - Eliminations                   (79,259,362)          (8,524,063)          (5,811,863)
                                           --------------       --------------       --------------

        Total                              $  538,733,868       $  406,133,115       $  403,731,114
                                           ==============       ==============       ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The names, ages, and principal occupations of directors, nominees for director, and executive officers of Spartan as of June 25, 1999, are set forth below.


                                            POSITION AND PRINCIPAL
  NAME AND AGE                         OCCUPATION FOR LAST FIVE YEARS

  Russell H. VanGilder, Jr. (65)   Chairman of the Board since 1998; Vice
                                   Chairman of the Board from 1992 to 1998
                                   and director since 1970; Chairman of the Board, V.G.'s Food Center, Inc. (retail grocery chain)

  Parker T. Feldpausch (67)        Vice-Chairman of the Board since 1998
                                   and Director since 1990; President,
                                   G & R Felpausch Co. (retail grocery
                                   chain)

  Roger L. Boyd (53)               Secretary of the Board since 1993 and
                                   director since 1992; President and
                                   General Manager, Bob's Market House,
                                   Inc. (retail grocery store); President
                                   and General Manager, Hillsdale Market
                                   House, Inc. (retail grocery store)

  James G. Buick (66)              Director since 1995; Retired; Former
                                   President and Chief Executive Officer,
                                   The Zondervan Corporation (1984 to 1993)
                                   (producer and distributor of Christian
                                   books and gifts)

  John S. Carton (58)              Director since 1995; Chairman of the
                                   Board, Pine View Golf Club, Inc., and
                                   Turfside, Inc. (golf course and
                                   restaurant)

                                            POSITION AND PRINCIPAL
  NAME AND AGE                         OCCUPATION FOR LAST FIVE YEARS

  Alex J. DeYonker (49)            Director since 1999; General Counsel and
                                   Assistant Secretary since May 1995;
                                   partner of Warner Norcross & Judd LLP
                                   (law firm)

  Ronald A. DeYoung (65)           Director since 1974; President, Great
                                   Day, Inc. (retail grocery chain)

  Martin P. Hill (54)              Director since 1996; President, Harding
                                   & Hill, Inc. (retail grocery chain);
                                   Director, Secretary and Treasurer,
                                   Harding's Markets - West, Inc. (retail
                                   grocery chain)

  Dan R. Prevo (49)                Director since 1996; President, Prevo's
                                   Family Market, Inc. (retail grocery
                                   chain)

  James B. Meyer (53)              Chief Executive Officer since July 1997;
                                   President and director since August
                                   1996; Chief Operating Officer from
                                   August 1996 to July 1997; Treasurer
                                   since 1994; Senior Vice President
                                   Corporate Support Services from June
                                   1994 to August 1996; Chief Financial
                                   Officer and Assistant Secretary from
                                   October 1990 to August 1996; Senior Vice
                                   President from 1981 to 1994

  Charles B. Fosnaugh (49)         Vice President Development since April
                                   1998; Senior Vice President Business
                                   Development and Finance from  September
                                   1996 to April 1998; Senior Vice
                                   President Business Development from July
                                   1994 to September 1996; Vice President
                                   Business Development from 1990 to 1994;
                                   President, Valuland, Inc. since 1992;
                                   President, Market Development
                                   Corporation since 1990

  David deS. Couch (48)            Vice President Information Technology
                                   since May 1996; Director of Management
                                   Information Services from December 1991
                                   to May 1996

                                            POSITION AND PRINCIPAL
  NAME AND AGE                         OCCUPATION FOR LAST FIVE YEARS

  Michael D. Frank (47)            Vice President Logistics since July
                                   1997; Vice President Distribution,
                                   Associated Wholesale Grocers, Inc. from
                                   1987 to July 1997 (supermarket
                                   cooperative)

  J. Kevin Schlosser (49)          Vice President Sales since September
                                   1997; Director of Team Sales, RJR
                                   Nabisco Food Groups, Inc. from
                                   September 1985 to September 1997
                                   (tobacco and food company)

  Richard C. Deming (54)           Vice President Human Resources since
                                   August 1998; Vice President Human
                                   Resources, AP Parts International, Inc.
                                   from 1994 to 1998; Vice President Human
                                   Resources, Pirelli Cables North America
                                   from 1991 to 1994

          Directors are elected at annual meetings of shareholders and hold office for a term of three years and until their successors are elected and qualified. Annual elections of directors are held to elect approximately one-third of the members of the Board. Mr. Donald J. Koop and Mr. Glen A. Catt resigned from the Board of Directors on December 9, 1998 and April 5, 1999, respectively. Mr. Alex J. DeYonker was appointed to the Board of Directors on March 31, 1999. The terms of Messrs. Buick, Hill, Prevo, and VanGilder expire in 1999; Messrs. Feldpausch, Meyer and DeYonker expire in 2000; and Messrs. Boyd, Carton and DeYoung expire in 2001. The election of directors will be held at the Annual Meeting of Shareholders currently scheduled to be held on July 21, 1999. Nominees for election to the Board of Directors are Messrs. Buick, Hill, Prevo, and VanGilder. Executive officers are appointed by the Board of Directors at its organizational meeting following each annual meeting of shareholders and serve until their successors are appointed.

          Because the Company's capital stock is not registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended, the directors, officers, and persons owning greater than 10 percent of any class of the Company's equity securities are not subject to Section 16 of that Act.

ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION.

          The following table sets forth the cash and non-cash compensation earned during the fiscal years ended March 27, 1999, March 28, 1998 and March 29, 1997 by the persons who served as the Chief Executive Officer of Spartan during the last completed fiscal year, and the four most highly compensated executive officers (other than the Chief Executive Officer) of Spartan at the end of the last completed fiscal year.

                        SUMMARY COMPENSATION TABLE
                                                                            LONG-TERM
                                                                          COMPENSATION
                                                                             AWARDS
                                                                          ------------
                                                                            NUMBER OF
                                               ANNUAL COMPENSATION          SECURITIES        ALL OTHER
                                 FISCAL      -----------------------        UNDERLYING         COMPEN-
NAME AND PRINCIPAL POSITION       YEAR       SALARY       BONUS <F1>       OPTIONS <F2>      SATION <F3>
---------------------------      ------      ------       ----------       ------------      -----------
James B. Meyer                    1999      $371,540       $220,566           4,000           $ 8,136
(President and Chief              1998       350,494        106,712           4,000             6,348
Executive Officer)                1997       308,250         24,500           2,000             6,348

Charles B. Fosnaugh               1999      $200,980       $ 90,576           1,000           $ 7,949
(Vice President                   1998       195,330         52,555           2,000             5,921
Development)                      1997       190,640         18,688           2,000             5,921

David deS. Couch                  1999      $168,260       $ 68,349           1,000           $ 7,313
(Vice President                   1998       127,214         35,602           1,000             6,027
Information Technology)           1997       120,330          7,500               0             6,824

Michael D. Frank                  1999      $154,405       $ 65,717           1,000           $ 3,036
(Vice President Logistics)        1998        88,920         35,847               0             3,009
                                  1997           N/A            N/A             N/A               N/A

J. Kevin Schlosser                1999      $138,500       $ 47,187           1,000           $33,752
(Vice President Sales)            1998           N/A            N/A             N/A               N/A
                                  1997           N/A            N/A             N/A               N/A

____________________




<F1> The amounts listed in this column include bonus amounts elected under the 1991 Stock Bonus Plan, as amended, plus an amount equal to 30 percent of such bonus amounts, to be received in Class A Shares. The amounts listed in this column also include cash bonuses accrued in fiscal year 1998 and 1999 for payment in the following year pursuant to the Company's Annual Incentive Plan.

<F2> All reported awards were under the 1991 Stock Option Plan, as amended
(the "1991 Stock Option Plan"), and have been adjusted to reflect the results of the July 1997 ten-for-one stock split. These awards have vested and are exercisable at the date of grant.

<F3> The compensation listed in this column for fiscal year 1999 consists of:  (i) amounts paid by Spartan for split dollar and term life insurance;
(ii) Spartan's matching contributions under its Savings Plus Plan; and
(iii) amounts paid for relocation expenses in connection with acceptance of employment. The amounts included for each such factor for fiscal year 1999 are:

                                     (I)         (II)         (III)
                                   ------       ------      -------

       Mr. Meyer                   $1,598       $6,538      $     0
       Mr. Fosnaugh                 2,098        5,851            0
       Mr. Couch                    2,074        5,239            0
       Mr. Frank                    3,036            0            0
       Mr. Schlosser                2,478        5,537       25,737

STOCK OPTIONS

          Under the 1991 Stock Option Plan, options to purchase Class A Shares may be granted to officers of Spartan. The following tables set forth information concerning stock options granted under the 1991 Stock Option Plan during the fiscal year ended March 27, 1999, to the named executive officers and the unexercised options held by them as of the end of the fiscal year.

                  OPTION GRANTS IN LAST FISCAL YEAR <F1>
                             INDIVIDUAL GRANTS
------------------------------------------------------------------------------         POTENTIAL
                                         PERCENT                                   REALIZABLE VALUE AT
                         NUMBER          OF TOTAL                                    ASSUMED ANNUAL
                           OF            OPTIONS                                  RATES OF STOCK PRICE
                       SECURITIES       GRANTED TO                                    APPRECIATION
                       UNDERLYING       EMPLOYEES      EXERCISE        EXPIRA-       FOR OPTION TERM
                        OPTIONS         IN FISCAL      PRICE PER        TION      --------------------
     NAME               GRANTED           YEAR           SHARE          DATE         5%          10%
-------------------    ----------       ----------     ---------       ------     -------      -------
James B. Meyer           4,000           50.00%         $12.30         5/2008     $30,942      $78,412
Charles B. Fosnaugh      1,000           12.50           12.30         5/2008       7,735       19,603
David deS. Couch         1,000           12.50           12.30         5/2008       7,735       19,603
Michael D. Frank         1,000           12.50           12.30         5/2008       7,735       19,603
J. Kevin Schlosser       1,000           12.50           12.30         5/2008       7,735       19,603

_____________________

<F1> The per share exercise price of each option equals the Trading Value of the Class A Shares effective as of June 21, 1998. All options were granted for a term of 10 years. Options terminate, subject to limited exercise provisions, in the event of death, retirement, or other termination of employment. All options are exercisable at the date of grant. The exercise price of the options may be paid in cash, by delivering Class A Shares which are already owned by the option holder, or any combination thereof.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES
                                                         NUMBER OF
                                                         SECURITIES                    VALUE OF
                                                         UNDERLYING                  UNEXERCISED
                                                         UNEXERCISED                 IN-THE-MONEY
                                                         OPTIONS AT                   OPTIONS AT
                                                       FISCAL YEAR-END            FISCAL YEAR-END <F1>
                   NUMBER OF SHARES               --------------------------   ---------------------------
                      ACQUIRED        VALUE
       NAME          ON EXERCISE     REALIZED     EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------  ----------------  --------     -----------  -------------   -----------   -------------
James B. Meyer            0             $0           18,000         0            $33,000          $0
Charles B. Fosnaugh       0              0           10,000         0             20,600           0
David deS. Couch          0              0            2,000         0              1,000           0
Michael D. Frank          0              0            1,000         0                  0           0
J. Kevin Schlosser        0              0            1,000         0                  0           0

<F1> Represents the difference between the exercise price of the options for the Class A Shares and the Trading Value of $12.30 per share at fiscal year-end.

EMPLOYMENT AGREEMENTS

          The officers of Spartan are appointed annually by and serve at the pleasure of the Board of Directors or the Chief Executive Officer. On August 14, 1996, the Board of Directors appointed Mr. Meyer President and Chief Operating Officer of Spartan, and as of that date Mr. Meyer entered into an employment agreement with Spartan. As of July 1997, he became the President and Chief Executive Officer of Spartan, pursuant to the terms of the employment agreement. Under the employment agreement, Mr. Meyer's annual base salary is to be and has been revised upon mutual agreement of Spartan and Mr. Meyer on a year-to-year basis. Under the employment agreement, Spartan provides Mr. Meyer with an automobile and certain other fringe benefits. The employment agreement may be terminated upon mutual agreement, upon Mr. Meyer's death or disability, by either party at its option upon 90 days' written notice to the other, for cause, or upon certain other events. Upon termination by Spartan for any reason other than for cause or Mr. Meyer's death or disability, or upon termination by Mr. Meyer for good reason, Mr. Meyer will receive life, health, accident, and dental insurance benefits and an amount equal to his current salary for one year after the date of severance. In addition, all options held by

Mr. Meyer to acquire Class A Shares will immediately vest and become exercisable for 90 days after the date of severance, all risks of forfeiture applicable to any restricted stock granted to Mr. Meyer will lapse and no longer apply, and Spartan will purchase and transfer to Mr. Meyer the automobile then furnished to him.

          In February 1999, each of the named executive officers (referred to as "executives" in the following discussion) entered into an Executive Severance Agreement with Spartan. Under these agreements, if the executive's employment with Spartan terminates during a Termination Period (which is defined for Mr. Meyer as the 36-month period and for the other executives as the 18-month period beginning on a Change in Control (as described below) of Spartan), then the executive will receive payment of
(1) the executive's unpaid base salary through the date of termination; (2) any earned or payable benefit awards and bonus payments pursuant to any plans; (3) the executive's target bonus under Spartan's Annual Incentive Plan pro rated for the time the executive was employed in the fiscal year of termination; (4) a bonus under Spartan's Long Term Incentive Plan payable upon termination of the executive's employment without cause; and
(5) the amount of salary and estimated bonus that would have been payable to the executive had his employment continued until the end of the Termination Period. Each executive other than Mr. Meyer also will receive the additional amount he would have been eligible to receive under the Pension Plan and Supplemental Executive Retirement Plan ("SERP") had his employment continued until the end of the Termination Period. With certain exceptions, these payments will not be made if the executive's employment is terminated by Spartan for cause, by the executive other than with notice and for good reason, or as a result of the executive's death, disability or retirement (a "Nonqualifying Termination").

          The SERP establishes a target amount for payment to Mr. Meyer depending upon the date of his termination. Under Mr. Meyer's Executive Severance Agreement, if Mr. Meyer's employment terminates at any time and for any reason after a Change in Control, Mr. Meyer will receive the target amount under the SERP to the extent it is not otherwise paid under the Pension Plan and the SERP on the date of termination (assuming the election of lump sum payment options under those plans). If Mr. Meyer's employment terminates for any reason other than a Nonqualifying Termination, the SERP target amount will be determined by adding the following additional years to Mr. Meyer's date of termination: five years if the termination occurs in 1999, four years if the termination occurs in 2000, three years if the termination occurs in 2001, two years if the termination occurs between 2001 and 2010, and one year if the termination occurs in 2010.

          The Executive Severance Agreements further provide that upon a Change in Control, all unvested stock options will vest and all restrictions on ownership of stock previously issued to the executive will lapse. Each agreement also provides certain "gross up" payments if the payments under the agreement cause certain excise taxes under the Internal Revenue Code to be payable by the executive. With certain exceptions, Spartan also will maintain in full force and effect for the benefit of the executive and his spouse and covered dependents all employee benefit plans, programs and arrangements that the executive and his spouse and covered dependents were entitled to participate in immediately prior to the date of termination until the earlier of the end of the Termination Period or (as to any particular benefit) the date upon which the executive receives a substantially equal benefit from a new employer. The agreements also provide for certain automobile privileges and outplacement services.

          The term "Change in Control" is defined in the agreements generally as (1) the acquisition by any person or group of 20% or more of the outstanding common stock or voting power of Spartan, (2) the majority of the Board of Directors being comprised of persons other than the current members of the Board of Directors or their successors whose nominations were approved by at least two-thirds of the board, or (3) the approval by the shareholders of certain mergers, reorganizations, plans of dissolution or sales of substantially all of Spartan's assets.

PENSION PLAN

          Effective as of April 1, 1998, the Pension Plan benefit formula was redesigned, utilizing a cash balance approach. Under the new cash balance formula, principal credits are added annually to a participant's "account." There are two types of principal credits--basic credits and transition credits. The basic credit equals a percentage of the participant's compensation based upon a participant's years of vested service at the beginning of each calendar year in accordance with the following table:

                        YEARS OF VESTED SERVICE             PERCENTAGE OF
                            AS OF JANUARY 1           PARTICIPANT'S COMPENSATION
                        -----------------------       --------------------------
                                0 - 5                             4%
                                6 - 10                            5
                               11 - 15                            6
                               16 - 20                            7
                               21 - 25                            8
                             26 or more                           9

          In addition to the basic credit, a participant may be eligible to receive a transition credit equal to a percentage of the participant's compensation based upon the participant's age on the first day of the calendar year as follows:

                        PARTICIPANT'S AGE                 PERCENTAGE OF
                         AS OF JANUARY 1           PARTICIPANT'S COMPENSATION
                        -----------------          --------------------------
                           Under 35                             0%
                           35 - 39                              2
                           40 - 44                              4
                           45 - 49                              6
                           50 - 54                              8
                         55 and over                           10

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

          Upon termination of employment, a participant will be entitled to his or her vested accrued benefit which can be distributed either in a monthly annuity or in a lump sum. If distributed in a lump sum, the participant's benefit generally will be equal to the participant's account balance. For persons who were participants prior to April 1, 1998, the Pension Plan provides that the retirement benefit will not be less than the benefit accrued as of March 31, 1998.

          Spartan also maintains the SERP, which provides nonqualified deferred compensation benefits to Spartan's executive officers. The purpose of the SERP is to provide the executive officers with the benefits which they are otherwise denied under the Pension Plan due to the annual dollar limit on compensation and other limitations of the Internal Revenue Code (which are known collectively as the "statutory limits").
Accordingly, each officer's benefit under the SERP is equal to the officer's benefit that would have accrued under the Pension Plan but for the operation of the statutory limits, minus the accrued benefit actually payable to the officer under the Pension Plan calculated in accordance with the statutory limits. However, Mr. Meyer's SERP benefit is expressed as a target amount which is equal to the benefit that would have accrued but for the operation of statutory limits under the Pension Plan's formula that was in effect prior to April 1, 1998, minus his actual accrued benefit under the Pension Plan.

          Benefits under the SERP are paid from Spartan's general assets. There is no separate trust which has been established to fund benefits. As of March 27, 1999, the estimated total benefits payable under the Pension Plan and the SERP upon retirement at normal retirement age (age 65) for Messrs. Meyer, Fosnaugh, Couch, Frank and Schlosser are expected to be approximately $4,240,000, $1,040,000, $1,010,000, $350,000 and $290,000,
respectively.

COMPENSATION OF DIRECTORS

          Each director receives a base compensation of $10,000 per year and $1,000 per day for attendance at each meeting of the Board or a committee of the Board. Directors also are reimbursed for travel expenses for meetings attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The members of the Compensation Committee are Messrs. Buick, DeYoung and Hill. Messrs. DeYoung and Hill each have an ownership interest in a business which is a Shareholder-Customer of the Company and purchases groceries, perishables, general merchandise, and other products and services from the Company on an ongoing basis. For a discussion of transactions with entities related to directors and the Board's policy with respect to transactions in which a director has an interest, see "Item 13 - Certain Relationships and Related Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding the beneficial ownership of the Class A Shares as of May 22, 1999 of (i) each of the directors and nominees for director of Spartan, (ii) each of the named executive officers of Spartan, and (iii) all directors and executive officers of Spartan as a group. As of May 22, 1999, D&W Food Centers, Inc. is the only person known to the Company to be the beneficial owner of more than five percent of the Class A Shares.

                                          AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP <F1>   PERCENT OF CLASS
------------------------                -------------------------   ----------------
D&W Food Centers, Inc.                         559,110                    5.44%
Parker T. Feldpausch                           508,390                    4.92
Russell H. VanGilder, Jr.                      507,410                    4.91
Martin P. Hill                                 330,090                    3.20
Ronald A. DeYoung                              224,130                    2.17
Roger L. Boyd                                  169,310                    1.64
Dan R. Prevo                                   101,103                    <F*>
James B. Meyer <F2>                             46,689                    <F*>
Charles B. Fosnaugh <F2>                        12,291                    <F*>
David deS. Couch <F2>                            5,377                    <F*>
Michael D. Frank <F2>                            4,536                    <F*>
J. Kevin Schlosser <F2>                          2,447                    <F*>
James G. Buick                                   1,000                    <F*>
John S. Carton                                   1,000                    <F*>
Alex J. DeYonker                                     0                    <F*>
All Directors and Executive
    Officers as a group <F2>                 1,914,773                   18.54%

_____________________

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

<F2> Includes shares that may be acquired through the exercise of stock options that are exercisable within 60 days. The number of shares subject to such stock options for each person is shown below. The reported shares include the shares subject to options granted on May 19, 1999.




                  Mr. Meyer                                     22,000
                  Mr. Fosnaugh                                  11,000
                  Mr. Couch                                      3,000
                  Mr. Frank                                      2,000
                  Mr. Schlosser                                  2,000
                  All Executive Officers as a group             41,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Spartan's directors (except Messrs. Buick, Carton, DeYonker and Meyer) have ownership interests in businesses which are Shareholder-Customers and purchase groceries, perishables, general merchandise, and other products and services from the Company on an ongoing basis. To the extent that the Company engages in transactions and offers services that benefit its Customers, the businesses in which such directors have ownership interests may benefit. Consequently, a director may have a conflict of interest between the best interests of the Company and the business or businesses in which the director has an ownership interest.

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

          During the fiscal year ended March 27, 1999, in the aggregate, Related Entities paid to the Company approximately $669,000,000 for grocery and related products (25.0 percent of the Company's total net sales for fiscal year 1999). No single Related Entity accounted for more than 5.2 percent of the Company's total net sales in fiscal year 1999. In connection with the purchases of such products, the Company paid to the Related Entities, discounts, and allowances on purchases at the same rates and on the same terms as applicable to all Customers. For the name of the entity related to each director, see "Item 10 - Directors and Executive Officers of the Registrant."

          In addition, in the aggregate, Related Entities:

          (a) in the fiscal year ended March 27, 1999, paid to the Company insurance premiums and commissions equal to approximately $2,900,000, or 18.3 percent of all premiums and commissions paid (no single Related Entity accounted for more than 3.6 percent of the total insurance premiums and commissions paid); and

          (b) in the fiscal year ended March 27, 1999, made lease and rental payments to the Company in the amount of approximately $4,000,000, or 38.5 percent of all lease and rental payments made (no single Related Entity accounted for more than 20.6 percent of lease and rental payments made).

          Management believes all such leases have been made in the ordinary course, on fair and reasonable terms and on an arm's-length basis. All such leases are current on all required payments, and none of these leases were delinquent in payment or in default as of March 27, 1999.

     Mr. DeYonker is a partner in the law firm of Warner Norcross & Judd LLP. During the past year and the current year, Spartan has retained Warner Norcross & Judd LLP for certain legal services.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report:

          1.   FINANCIAL STATEMENTS.

               Independent Auditors' Report of Deloitte & Touche LLP dated June 4, 1999

               Consolidated Balance Sheets at March 27, 1999 and March 28,
               1998

               Consolidated Statements of Earnings for each of the three years in the period ended March 27, 1999

               Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 27, 1999

               Consolidated Statements of Cash Flows for each of the three years in the period ended March 27, 1999

               Notes to Consolidated Financial Statements

          2.   FINANCIAL STATEMENT SCHEDULES.

     SCHEDULE                      DOCUMENT

         II              Valuation and Qualifying Accounts

          3.   EXHIBITS.

EXHIBIT
NUMBER         DOCUMENT

 2.1           Asset Purchase Agreement dated March 5, 1999 by and between
               Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy,
               Inc. as Sellers and Valuland, Inc. as Buyer and joined in by certain shareholders of Sellers as the Shareholders and by
               Universal Land Company as the Real Estate Company and by
               Spartan Stores, Inc. as the Parent of the Buyer.  Previously
               filed as an exhibit to the Registrant's Current Report on
               Form 8-K dated June 3, 1999.  Here incorporated by
               reference.
 2.2           Amendment to Asset Purchase Agreement made as of May 19,
               1999, by and between Valuland, Inc. and Glen's Market, Inc.,
               Catt's Realty Co. and Glen's Pharmacy, Inc.  Previously
               filed as an exhibit to the Registrant's Current Report on
               Form 8-K dated June 3, 1999.  Here incorporated by reference
 3.1<F*>       Restated Articles of Incorporation of Spartan Stores, Inc.
 3.2           Certificate of Amendment to Articles of Incorporation of
               Spartan Stores, Inc. Previously filed as an exhibit to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.  Here incorporated by reference.
 3.3<F*>       Bylaws of Spartan Stores, Inc.
 4.1<F*>       Articles III, V, VI and IX of the Restated Articles of
               Incorporation--Included in Exhibit 3.1 and incorporated
               herein by reference.
 4.2<F*>       Articles II, III, IV, VII, VIII and IX of the Bylaws--
               Included in Exhibit 3.3 and incorporated herein by
               reference.
 4.3<F*>       Form of Spartan Stores, Inc. Stock Subscription Agreement--
               Shareholder Customers.
 4.4<F*>       Form of Spartan Stores, Inc. Customer Agreement.
 4.5<F*>       Form of Spartan Stores, Inc. Class A Common Stock
               Certificate.
 10.1<F*>      Warehouse Lease Agreement, dated October 14, 1975, between
               Connecticut Mutual Life Insurance Company and Spartan
               Stores, Inc.
 10.2<F**>     Spartan Stores, Inc. 1991 Stock Bonus Plan.  Previously
               filed as an exhibit to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended March 29, 1997.  Here
               incorporated by reference.
 10.3<F**>     Spartan Stores, Inc. 1991 Stock Option Plan as amended.
               Previously filed as an exhibit to the Registrant's Form S-1
               Registration Statement filed July 23, 1993. Here incorporated by reference.

 10.4<F**>     Spartan Stores, Inc. 1991 Associate Stock Purchase Plan.
               Previously filed as an exhibit to the Registrant's Annual
               Report on Form 10-K for the fiscal year ended March 29,
               1997.  Here incorporated by reference.
 10.5<F**>     Spartan Stores, Inc. Supplemental Executive Retirement Plan.
 10.6          Warehouse Lease Agreement, dated November 8, 1993, between
               Walker Realty Co. and J.F. Walker Company, Inc.  Previously
               filed as an exhibit to the Registrant's Post-Effective
               Amendment No. 1 to the Registration Statement on Form S-1
               filed March 16, 1994.  Here incorporated by reference.
 10.7          Employment Agreement, dated August 14, 1996, between Spartan
               Stores, Inc. and James B. Meyer. Previously filed as an
               exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1997.  Here incorporated by reference.
 10.8<F**>     Spartan Stores, Inc. Long-Term Incentive Plan.  Previously
               filed as an exhibit to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended March 28, 1998.  Here
               incorporated by reference.
 10.9<F**>     Spartan Stores, Inc. Annual Incentive Plan. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.  Here incorporated by reference.
 10.10         Credit Agreement dated as of March 18, 1999 among Spartan
               Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication
               Agent and Collateral Agent, Michigan National Bank, as Co-
               Arranger and Administrative Agent, and NBD Bank, as Document
               Agent.  Previously filed as an exhibit to the Registrant's
               Current Report on Form 8-K dated June 3, 1999.  Here
               incorporated by reference.
 10.11<F**>    Form of Executive Severance Agreement between Spartan
               Stores, Inc. and certain executive officers.
 10.12<F**>    Executive Severance Agreement dated February 23, 1999
               between Spartan Stores, Inc. and James B. Meyer.
 21            Subsidiaries of Registrant.
 23            Consent and Report on Schedule of Deloitte and Touche LLP.
 24            Powers of Attorney.
 27            Financial Data Schedule.

____________________

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

Date:  June 25, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


June 25, 1999                   By /S/ RUSSELL H. VANGILDER, JR.*
                                   Russell H. VanGilder, Jr.
                                   Chairman of the Board and Director


June 25, 1999                   By /S/ ROGER L. BOYD*
                                   Roger L. Boyd
                                   Secretary of the Board and Director


June 25, 1999                   By /S/ JAMES G. BUICK*
                                   James G. Buick
                                   Director


June 25, 1999                   By /S/ JOHN S. CARTON*
                                   John S. Carton
                                   Director


June 25, 1999                   By /S/ ALEX J. DEYONKER*
                                   Alex J. DeYonker
                                   Director


June 25, 1999                   By /S/ RONALD A. DEYOUNG*
                                   Ronald A. DeYoung
                                   Director


June 25, 1999                   By /S/ PARKER T. FELDPAUSCH*
                                   Parker T. Feldpausch
                                   Vice Chairman of the Board and Director


June 25, 1999                   By /S/ MARTIN P. HILL*
                                   Martin P. Hill
                                   Director


June 25, 1999                   By /S/ JAMES B. MEYER
                                   James B. Meyer
                                   Director

June 25, 1999                   By /S/ DAN R. PREVO*
                                   Dan R. Prevo
                                   Director


June 25, 1999                   By /S/ CHARLES B. FOSNAUGH
                                   Charles B. Fosnaugh
                                   Vice President Development
                                   (Principal Financial and Accounting
                                   Officer)


June 25, 1999                   *By /S/ JAMES B. MEYER
                                    James B. Meyer
                                    Attorney-in-Fact

          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

          In Appendix A to this Form 10-K, Spartan is furnishing supplementally to the Securities and Exchange Commission a copy of the Proxy Statement, form of Proxy, and other proxy soliciting material sent by Spartan to its shareholders in connection with the Annual Meeting of Shareholders to be held on July 21, 1999.

          As of the date of this Form 10-K, Spartan has not yet furnished, for the fiscal year ending March 27, 1999, an annual report to its shareholders. Spartan plans to furnish an annual report to its shareholders subsequent to the filing of this Form 10-K. Spartan shall furnish copies of such annual report to the Securities and Exchange Commission when it is sent to the shareholders.

          The foregoing material shall not be deemed to be "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

                                SCHEDULE II

SPARTAN STORES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------------------------------
    COLUMN A               COLUMN B       COLUMN C      ADDITIONS         COLUMN D           COLUMN E
-----------------         ----------     ----------     ----------     ---------------      -----------
                          BALANCE AT     CHARGED TO     CHARGED TO
                          BEGINNING      COSTS AND        OTHER                             BALANCE AT
  DESCRIPTION              OF YEAR        EXPENSES       ACCOUNTS      DEDUCTIONS <FA>      END OF YEAR
-------------------------------------------------------------------------------------------------------
ALLOWANCE FOR
DOUBTFUL ACCOUNTS:

Year ended 3/29/97       $2,635,000      $1,710,556                      $1,186,588         $3,158,968

Year ended 3/28/98       $3,158,968      $2,024,205                      $3,037,691         $1,810,000

Year ended 3/27/99       $1,810,000      $1,534,842                      $1,009,842         $2,335,000

<FA>    Represents the write-off of uncollectible accounts

                SUPPLEMENTAL INFORMATION FURNISHED PURSUANT
                     TO THE INSTRUCTIONS TO FORM 10-K

                                APPENDIX A




                               June 22, 1999

Dear Shareholder:

          You are cordially invited to attend the Annual Meeting of Shareholders of Spartan Stores, Inc., to be held on JULY 21, 1999, AT THE GRAND TRAVERSE RESORT, 100 GRAND TRAVERSE VILLAGE BOULEVARD, ACME, MICHIGAN, commencing at 10:00 a.m., local time. Your Board of Directors looks forward to greeting personally those shareholders able to attend.

          At the meeting, you will be asked to elect four directors to terms of three years each. Enclosed are the Notice of the Meeting and the Proxy Statement, which includes information about each of the nominees for the Board of Directors.

          Regardless of the size of your holdings, it is important that your shares are represented and voted at the meeting. To ensure a quorum, please take a moment now to sign and date the enclosed Proxy and return it to us in the enclosed self-addressed envelope. If you attend the meeting and request us to do so, we will return the Proxy to you to vote your shares at the meeting.

          Thank you.

                              Sincerely,

                              /s/ James B. Meyer

                              James B. Meyer
                              President and Chief Executive Officer

                 NOTICE OF ANNUAL MEETING OF SHAREHOLDERS


To the Shareholders:

          The Annual Meeting of Shareholders of Spartan Stores, Inc., will be held at the Grand Traverse Resort, 100 Grand Traverse Village Boulevard, Acme, Michigan, on July 21, 1999, at 10 a.m., local time, to consider and vote upon:

     1.   The election of four directors to terms of three years each;

     2. The ratification of the acts or proceedings, or both, of the directors and officers of Spartan Stores that may be submitted to the meeting; and

     3.   Any other business as may properly come before the meeting.

          Shareholders of record at the close of business on May 22, 1999, are entitled to notice of and to vote at the meeting and any adjournment thereof. The following Proxy Statement and enclosed Proxy are being furnished to shareholders on or about June 22, 1999.


BY ORDER OF THE BOARD OF DIRECTORS

/s/ Alex J. DeYonker

Alex J. DeYonker
Assistant Secretary

June 22, 1999


          IT IS IMPORTANT THAT YOUR SHARES BE REPRESENTED AT THE
            MEETING.  EVEN IF YOU EXPECT TO ATTEND THE MEETING,
             PLEASE SIGN, DATE AND RETURN YOUR PROXY PROMPTLY.

                           SPARTAN STORES, INC.
                           850 76TH STREET, S.W.
                           POST OFFICE BOX 8700
                       GRAND RAPIDS, MICHIGAN 49518


                              PROXY STATEMENT

                      ANNUAL MEETING OF SHAREHOLDERS

                               TO BE HELD ON
                               JULY 21, 1999


                               INTRODUCTION

          The Board of Directors of Spartan Stores, Inc. ("Spartan Stores" or the "Company") solicits your proxy for use at the Annual Meeting of Shareholders to be held at the Grand Traverse Resort, 100 Grand Traverse Village Boulevard, Acme, Michigan, on Wednesday, July 21, 1999, at 10:00 a.m., local time, and any adjournment thereof, for the purposes set forth in the accompanying Notice of Annual Meeting of Shareholders.

          A form of proxy is enclosed. Shares of Spartan Stores' Class A Common Stock, $2 par value ("Class A Shares"), represented by a proxy in the enclosed form that is properly signed and returned to Spartan Stores will be voted at the meeting and any adjournment thereof. If a shareholder specifies a choice, the shares represented by the proxy will be voted as specified. If no choice is specified, the shares represented by the proxy will be voted for the election of the four director nominees named in this Proxy Statement for three-year terms; for the ratification of the acts or proceedings, or both, of the directors and officers of Spartan Stores that may be submitted to the meeting; and in accordance with the judgment of the designated proxies with respect to any other matter that may come before the meeting or any adjournment thereof.

          A proxy may be revoked at any time before it is voted at the Annual Meeting by giving notice in writing to the Secretary of Spartan Stores, by submitting a proxy bearing a later date, or by attending the meeting, requesting a return of the proxy and voting in person. Spartan Stores will return the proxy to each shareholder who attends the meeting and notifies the Company that the shareholder intends to vote in person. This Proxy Statement is being mailed on or about June 22, 1999 to the shareholders of Spartan Stores.

                               VOTING RIGHTS

          Holders of record of Class A Shares at the close of business on May 22, 1999 will be entitled to notice of and vote at the Annual Meeting of Shareholders to be held July 21, 1999, and any adjournment thereof.

          As of May 22, 1999, 10,266,874 Class A Shares were issued and outstanding. Each Class A Share issued and outstanding entitles its holder to one vote on each matter presented for shareholder action at the Annual Meeting of Shareholders.


                           ELECTION OF DIRECTORS

          The Board consists of ten directors and is divided into three classes, with the term of one class expiring in each successive year.
Three current directors are serving terms that will expire in 2000 and three current directors are serving terms that will expire in 2001. At the Annual Meeting of Shareholders, four directors are to be elected for terms of three years each and until their successors are elected and qualified. The persons designated as proxies intend to vote for the election of the four nominees named below.

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

          Directors will be elected by a plurality of the votes cast by shareholders who are present in person or represented by proxy at the meeting. For the purpose of counting votes on the election of directors, abstentions and other shares not voted will not be counted as shares voted and the number of shares of which a plurality is required will be reduced by the number of shares not voted.

          The following table shows certain information as of May 22, 1999, supplied by each director whose term will continue and each nominee for director.

                                            POSITION AND PRINCIPAL
  NAME AND AGE                           OCCUPATION FOR LAST 5 YEARS

                          NOMINEES TO BE ELECTED
                          TERMS EXPIRING IN 2002

  James G. Buick (age 66)               Director since 1995; Retired;
                                        Former President and Chief
                                        Executive Officer, The Zondervan
                                        Corporation (1984 to 1993)
                                        (producer and distributor of
                                        Christian books and gifts)

  Martin P. Hill (age 54)               Director since 1996; President,
                                        Harding & Hill, Inc. (retail
                                        grocery chain); Director, Secretary
                                        and Treasurer, Harding's Markets -
                                        West, Inc. (retail grocery chain)

  Dan R. Prevo (age 49)                 Director since 1996; President,
                                        Prevo's Family Market, Inc. (retail
                                        grocery chain)

  Russell H. VanGilder, Jr. (age 65)    Chairman of the Board since
                                        December 1998; Vice Chairman of the
                                        Board from 1992-1998 and director
                                        since 1970; Chairman of the Board,
                                        V.G.'s Food Center, Inc. (retail
                                        grocery chain)

                            INCUMBENT DIRECTORS
                          TERMS EXPIRING IN 2000

  Parker T. Feldpausch (age 67)         Vice Chairman of the Board since
                                        December 1998 and director since
                                        1990; President, G & R Felpausch
                                        Co. (retail grocery chain)

  James B. Meyer (age 53)               Chief Executive Officer of the
                                        Company since July 1997; President
                                        and director since August 1996;
                                        Chief Operating Officer from August
                                        1996 to July 1997; Treasurer since
                                        1994; Senior Vice President
                                        Corporate Support Services from
                                        June 1994 to August 1996; Chief
                                        Financial Officer and Assistant

                                            POSITION AND PRINCIPAL
  NAME AND AGE                           OCCUPATION FOR LAST 5 YEARS

                                        Secretary from October 1990 to
                                        August 1996; Senior Vice President
                                        from 1981 to 1994

  Alex J. DeYonker (age 49)             Director since March 1999; General
                                        Counsel and Assistant Secretary
                                        since May 1995; partner of Warner
                                        Norcross & Judd LLP (law firm)

                            INCUMBENT DIRECTORS
                          TERMS EXPIRING IN 2001

  Roger L. Boyd (age 53)                Secretary of the Board since 1993
                                        and director since 1992; President
                                        and General Manager, Bob's Market
                                        House, Inc. (retail grocery store);
                                        President and General Manager,
                                        Hillsdale Market House, Inc.
                                        (retail grocery store)

  John S. Carton (age 58)               Director since 1995; Chairman of
                                        the Board, Pine View Golf Club,
                                        Inc., and Turfside, Inc. (golf
                                        course and restaurant)

  Ronald A. DeYoung (age 65)            Director since 1974; President,
                                        Great Day, Inc. (retail grocery
                                        chain)

                   YOUR BOARD OF DIRECTORS RECOMMENDS A
              VOTE FOR ELECTION OF ALL NOMINEES AS DIRECTORS


                       BOARD COMMITTEES AND MEETINGS

          During fiscal year 1999, there were eight meetings of the Board of Directors. The Board of Directors has four standing committees: the Executive Committee, the Audit Committee, the Compensation Committee and the Nominating Committee. Each of the incumbent directors attended at least 75 percent of the aggregate number of meetings of the Board of Directors and meetings of committees on which he served during fiscal year 1999. Mr. Donald J. Koop resigned from the Board of Directors on December 9, 1998 and Mr. Glen A. Catt resigned from the Board of Directors on April 5, 1999. Mr. Alex J. DeYonker was appointed to the Board of Directors on March 31, 1999.

          EXECUTIVE COMMITTEE. The Executive Committee has the full power and authority of the Board of Directors to manage the business affairs and property of the Company between meetings of the full Board. The Executive Committee can also declare distributions and dividends and authorize the issuance of stock, as permitted by the Company's Bylaws and applicable laws. In addition, the Executive Committee recommends to the Board of Directors a successor to the Chief Executive Officer when a vacancy occurs. Messrs. Boyd, DeYonker, Feldpausch, Meyer and VanGilder currently serve on the Executive Committee. Mr. VanGilder is Chairman of the Executive Committee. The Executive Committee met nine times during fiscal year 1999.

          AUDIT COMMITTEE. The Audit Committee recommends to the Board of Directors the employment of independent accountants; consults with the internal auditor, if any, and independent accountants regarding the adequacy of the Company's internal financial controls; reviews the compensation, terms of engagement and independence of independent accountants; reviews the results of audits by independent accountants; reviews the appointment and replacement of the internal auditor; and reviews the Company's annual financial statements and any disputes between management and the independent accountants. Messrs. Carton, DeYoung, Feldpausch and Prevo currently serve on the Audit Committee. Mr. DeYoung is Chairman of the Audit Committee. The Audit Committee met four times during fiscal year 1999.

          COMPENSATION COMMITTEE. The Compensation Committee administers the stock option, bonus and purchase plans of the Company; reviews the salaries, bonuses, stock options and other benefits of executive officers; authorizes the issuance of stock pursuant to the stock plans of the Company; and reviews policies regarding and the operation of the Company's executive compensation programs. Messrs. Buick, DeYoung and Hill currently serve on the Compensation Committee. Mr. Buick is Chairman of the Compensation Committee. The Compensation Committee met one time during fiscal year 1999.

          NOMINATING COMMITTEE. The Nominating Committee identifies potential nominees for election as directors, reviews their qualifications and recommends to the Board of Directors qualified candidates; recommends to the Board of Directors the directors to be selected for membership on the various Board of Directors' committees; and establishes standards for membership on the Board of Directors and any committee of the Board of Directors. Messrs. Boyd, Prevo and VanGilder currently serve on the Nominating Committee. Mr. VanGilder is Chairman of the Nominating Committee. The Nominating Committee met one time during fiscal year 1999.

                          PRINCIPAL SHAREHOLDERS

          The following table sets forth information regarding the beneficial ownership of the Class A Shares as of May 22, 1999 of (i) each of the directors and nominees for director of Spartan Stores, (ii) each of the named executive officers of Spartan Stores, and (iii) all directors and executive officers of Spartan Stores as a group.

                                          AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP <F1>   PERCENT OF CLASS
------------------------                -------------------------   ----------------
Parker T. Feldpausch                           508,390                    4.92%
Russell H. VanGilder, Jr.                      507,410                    4.91
Martin P. Hill                                 330,090                    3.20
Ronald A. DeYoung                              224,130                    2.17
Roger L. Boyd                                  169,310                    1.64
Dan R. Prevo                                   101,103                    <F*>
James B. Meyer <F2>                             46,689                    <F*>
Charles B. Fosnaugh <F2>                        12,291                    <F*>
David deS. Couch <F2>                            5,377                    <F*>
Michael D. Frank <F2>                            4,536                    <F*>
J. Kevin Schlosser <F2>                          2,447                    <F*>
James G. Buick                                   1,000                    <F*>
John S. Carton                                   1,000                    <F*>
Alex J. DeYonker                                     0                    <F*>
All Directors and Executive
    Officers as a group <F2>                 1,914,773                   18.54%

_____________________

<F*> Less than one percent.

<F1> Except for Messrs. Buick, Carton and Meyer, the Class A Shares
reported as beneficially owned by each director are directly owned by a corporation that is a customer of the Company and with whom the director is affiliated. Thus, each such director indirectly owns the Class A Shares through the corporation which he controls either individually or with others. The Class A Shares owned by each such corporation are included in the amount reported for the appropriate director. For the name of each such entity related to each director, see "ELECTION OF DIRECTORS," above. Mr. Meyer and the named executive officers directly own the Class A Shares reported to be owned by each and hold the sole voting and dispositive power with respect to those shares.



<F2> Includes shares that may be acquired through the exercise of stock options that are exercisable within 60 days. The number of shares subject to such stock options for each person is shown below. The reported shares include the shares subject to options granted on May 19, 1999.

              Mr. Meyer                                     22,000
              Mr. Fosnaugh                                  11,000
              Mr. Couch                                      3,000
              Mr. Frank                                      2,000
              Mr. Schlosser                                  2,000
              All Executive Officers as a group             41,000

                 EXECUTIVE COMPENSATION AND OTHER BENEFITS

          The following table sets forth the cash and non-cash compensation earned during the fiscal years ended March 27, 1999, March 28, 1998 and March 29, 1997 by the persons who served as the Chief Executive Officer of Spartan Stores during the last completed fiscal year, and the four most highly compensated executive officers (other than the Chief Executive Officer) of Spartan Stores at the end of the last completed fiscal year.

                        SUMMARY COMPENSATION TABLE
                                                                            LONG-TERM
                                                                          COMPENSATION
                                                                             AWARDS
                                                                          ------------
                                                                            NUMBER OF
                                               ANNUAL COMPENSATION          SECURITIES        ALL OTHER
                                 FISCAL      -----------------------        UNDERLYING         COMPEN-
NAME AND PRINCIPAL POSITION       YEAR       SALARY       BONUS <F1>       OPTIONS <F2>      SATION <F3>
---------------------------      ------      ------       ----------       ------------      -----------
James B. Meyer                    1999      $371,540       $220,566           4,000           $ 8,136
(President and Chief              1998       350,494        106,712           4,000             6,348
Executive Officer)                1997       308,250         24,500           2,000             6,348

Charles B. Fosnaugh               1999      $200,980       $ 90,576           1,000           $ 7,949
(Vice President                   1998       195,330         52,555           2,000             5,921
Development)                      1997       190,640         18,688           2,000             5,921

David deS. Couch                  1999      $168,260       $ 68,349           1,000           $ 7,313
(Vice President                   1998       127,214         35,602           1,000             6,027
Information Technology)           1997       120,330          7,500               0             6,824


Michael D. Frank                  1999      $154,405       $ 65,717           1,000           $ 3,036
(Vice President Logistics)        1998        88,920         35,847               0             3,009
                                  1997           N/A            N/A             N/A               N/A

J. Kevin Schlosser                1999      $138,500       $ 47,187           1,000           $33,752
(Vice President Sales)            1998           N/A            N/A             N/A               N/A
                                  1997           N/A            N/A             N/A               N/A

____________________

<F1> The amounts listed in this column include bonus amounts elected under the Company's 1991 Stock Bonus Plan, as amended, plus an amount equal to 30 percent of such bonus amounts to be received in Class A Shares. The amounts listed in this column also include cash bonuses accrued in fiscal years 1998 and 1999 for payment in the following year pursuant to the Company's Annual Incentive Plan.

<F2> All reported awards were under the Company's 1991 Stock Option Plan, as amended, and have been adjusted to reflect the results of the July 1997 ten-for-one stock split. These awards have vested and are exercisable at the date of grant.

<F3> The compensation listed in this column for fiscal year 1999 consists of: (i) amounts paid by Spartan Stores for split dollar and term life insurance; (ii) Spartan Stores' matching contributions under its Savings Plus Plan; and (iii) amounts paid for relocation expenses in connection with acceptance of employment. The amounts included for each such factor for fiscal year 1999 are:

                                     (I)         (II)         (III)
                                   ------       ------      -------

       Mr. Meyer                   $1,598       $6,538      $     0
       Mr. Fosnaugh                 2,098        5,851            0
       Mr. Couch                    2,074        5,239            0
       Mr. Frank                    3,036            0            0
       Mr. Schlosser                2,478        5,537       25,737

STOCK OPTIONS

          Under the 1991 Stock Option Plan, options to purchase Class A Shares may be granted to officers of Spartan Stores. The following tables set forth information concerning stock options granted under the 1991 Stock Option Plan during the fiscal year ended March 27, 1999 to the named executive officers and the unexercised options held by them as of the end of the fiscal year.

                  OPTION GRANTS IN LAST FISCAL YEAR <F1>
                             INDIVIDUAL GRANTS
------------------------------------------------------------------------------         POTENTIAL
                                         PERCENT                                   REALIZABLE VALUE AT
                         NUMBER          OF TOTAL                                    ASSUMED ANNUAL
                           OF            OPTIONS                                  RATES OF STOCK PRICE
                       SECURITIES       GRANTED TO                                    APPRECIATION
                       UNDERLYING       EMPLOYEES      EXERCISE        EXPIRA-       FOR OPTION TERM
                        OPTIONS         IN FISCAL      PRICE PER        TION      --------------------
     NAME               GRANTED           YEAR           SHARE          DATE         5%          10%
-------------------    ----------       ----------     ---------       ------     -------      -------
James B. Meyer           4,000           50.00%         $12.30         5/2008     $30,942      $78,412
Charles B. Fosnaugh      1,000           12.50           12.30         5/2008       7,735       19,603
J. Kevin Schlosser       1,000           12.50           12.30         5/2008       7,735       19,603
David deS. Couch         1,000           12.50           12.30         5/2008       7,735       19,603
Michael D. Frank         1,000           12.50           12.30         5/2008       7,735       19,603

____________________

<F1> The per share exercise price of each option equals the "Trading Value"
of the Class A Shares effective as of June 21, 1998. All options were granted for a term of 10 years. Options terminate, subject to limited exercise provisions, in the event of death, retirement, or other termination of employment. All options are exercisable at the date of grant. The exercise price of the options may be paid in cash, by delivering Class A Shares which are already owned by the option holder, or any combination thereof.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES
                                                         NUMBER OF
                                                         SECURITIES                    VALUE OF
                                                         UNDERLYING                  UNEXERCISED
                                                         UNEXERCISED                 IN-THE-MONEY
                                                         OPTIONS AT                   OPTIONS AT
                                                       FISCAL YEAR-END            FISCAL YEAR-END <F1>
                   NUMBER OF SHARES               --------------------------   ---------------------------
                      ACQUIRED        VALUE
       NAME          ON EXERCISE     REALIZED     EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------  ----------------  --------     -----------  -------------   -----------   -------------
James B. Meyer            0             $0           18,000         0            $33,000          $0
Charles B. Fosnaugh       0              0           10,000         0             20,600           0
David deS. Couch          0              0            2,000         0              1,000           0
Michael D. Frank          0              0            1,000         0                  0           0
J. Kevin Schlosser        0              0            1,000         0                  0           0

<F1> Represents the difference between the exercise price of the options for the Class A Shares and the Trading Value of $12.30 per share at fiscal year-end.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

          The officers of Spartan Stores are appointed annually by and serve at the pleasure of the Board of Directors or the Chief Executive Officer. On August 14, 1996, the Board of Directors appointed Mr. Meyer President and Chief Operating Officer of Spartan Stores, and as of that date Mr. Meyer entered into an employment agreement with Spartan Stores.
As of July 1997, he became the President and Chief Executive Officer of Spartan Stores, pursuant to the terms of the employment agreement. Under the employment agreement, Mr. Meyer's annual base salary is to be and has been revised upon mutual agreement of Spartan Stores and Mr. Meyer on a year-to-year basis. Under the employment agreement, Spartan Stores provides Mr. Meyer with an automobile and certain other fringe benefits. The employment agreement may be terminated upon mutual agreement, upon Mr. Meyer's death or disability, by either party at its option upon 90 days' written notice to the other, for cause, or upon certain other events. Upon termination by Spartan Stores for any reason other than for cause or Mr. Meyer's death or disability, or upon termination by Mr. Meyer for good reason, Mr. Meyer will receive life, health, accident, and dental insurance benefits and an amount equal to his current salary for one year after the date of severance. In addition, all options held by Mr. Meyer to acquire Class A Shares will immediately vest and become exercisable for 90 days after the date of severance, all risks of forfeiture applicable to any restricted stock granted to Mr. Meyer will lapse and no longer apply, and Spartan Stores will purchase and transfer to Mr. Meyer the automobile then furnished to him.

          In February 1999, each of the named executive officers (referred to as "executives" in the following discussion) entered into an Executive Severance Agreement with Spartan Stores. Under these agreements, if the executive's employment with Spartan Stores terminates during a Termination Period (which is defined for Mr. Meyer as the 36-month period and for the other executives as the 18-month period beginning on a Change in Control (as described below) of Spartan Stores), then the executive will receive payment of (1) the executive's unpaid base salary through the date of termination; (2) any earned or payable benefit awards and bonus payments pursuant to any plans; (3) the executive's target bonus under Spartan Stores' Annual Incentive Plan pro rated for the time the executive was employed in the fiscal year of termination; (4) a bonus under Spartan Stores' Long Term Incentive Plan payable upon termination of the executive's employment without cause; and (5) the amount of salary and estimated bonus that would have been payable to the executive had his employment continued until the end of the Termination Period. Each executive other than Mr. Meyer also will receive the additional amount he would have been eligible to receive under the Pension Plan and Supplemental Executive Retirement Plan ("SERP") had his employment continued until the end of the Termination Period. With certain exceptions, these payments will not be made if the executive's employment is terminated by Spartan Stores for cause, by the executive other than with notice and for good reason, or as a result of the executive's death, disability or retirement (a "Nonqualifying Termination").

          The SERP establishes a target amount for payment to Mr. Meyer depending upon the date of his termination. Under Mr. Meyer's Executive Severance Agreement, if Mr. Meyer's employment terminates at any time and for any reason after a Change in Control, Mr. Meyer will receive the target amount under the SERP to the extent it is not otherwise paid under the Pension Plan and the SERP on the date of termination (assuming the election of lump sum payment options under those plans). If Mr. Meyer's employment terminates for any reason other than a Nonqualifying Termination, the SERP target amount will be determined by adding the following additional years to Mr. Meyer's date of termination: five years if the termination occurs in 1999, four years if the termination occurs in 2000, three years if the termination occurs in 2001, two years if the termination occurs between 2001 and 2010, and one year if the termination occurs in 2010.

          The Executive Severance Agreements further provide that upon a Change in Control, all unvested stock options will vest and all restrictions on ownership of stock previously issued to the executive will lapse. Each agreement also provides certain "gross up" payments if the payments under the agreement cause certain excise taxes under the Internal Revenue Code to be payable by the executive. With certain exceptions, Spartan Stores also will maintain in full force and effect for the benefit of the executive and his spouse and covered dependents all employee benefit plans, programs and arrangements that the executive and his spouse and covered dependents were entitled to participate in immediately prior to the date of termination until the earlier of the end of the Termination Period or (as to any particular benefit) the date upon which the executive receives a substantially equal benefit from a new employer. The agreements also provide for certain automobile privileges and outplacement services.

          The term "Change in Control" is defined in the agreements generally as (1) the acquisition by any person or group of 20% or more of the outstanding common stock or voting power of Spartan Stores, (2) the majority of the Board of Directors being comprised of persons other than the current members of the Board of Directors or their successors whose nominations were approved by at least two-thirds of the board, or (3) the approval by the shareholders of certain mergers, reorganizations, plans of dissolution or sales of substantially all of Spartan Stores' assets.

PENSION PLAN

          Effective as of April 1, 1998, the Company's Pension Plan benefit formula was redesigned, utilizing a cash balance approach. Under the new cash balance formula, principal credits are added annually to a participant's "account." There are two types of principal credits--basic credits and transition credits. The basic credit equals a percentage of the participant's compensation based upon a participant's years of vested service at the beginning of each calendar year in accordance with the following table:

                        YEARS OF VESTED SERVICE             PERCENTAGE OF
                            AS OF JANUARY 1           PARTICIPANT'S COMPENSATION
                        -----------------------       --------------------------
                                0 - 5                             4%
                                6 - 10                            5
                               11 - 15                            6
                               16 - 20                            7
                               21 - 25                            8
                             26 or more                           9

          In addition to the basic credit, a participant may be eligible to receive a transition credit equal to a percentage of the participant's compensation based upon the participant's age on the first day of the calendar year as follows:

                        PARTICIPANT'S AGE                 PERCENTAGE OF
                         AS OF JANUARY 1           PARTICIPANT'S COMPENSATION
                        -----------------          --------------------------
                           Under 35                             0%
                           35 - 39                              2
                           40 - 44                              4
                           45 - 49                              6
                           50 - 54                              8
                         55 and over                           10

          Transition credits are available for the 1998 - 2007 calendar years. However, if a participant had fewer than ten years of benefit service as of December 31, 1997, the participant is eligible for transition credits only for the number of calendar years equal to the participant's complete years of benefit service as of December 31, 1997.

          In addition to the principal credits, interest credits are also added annually to a participant's "account" based upon the participant's account balance as of the last day of the immediately preceding calendar year. The interest rate used for this purpose is the average of 30-year Treasury constant maturities yields over the twelve months ending in November of the prior calendar year.

          Upon termination of employment, a participant will be entitled to his or her vested accrued benefit, which can be distributed either in a monthly annuity or in a lump sum. If distributed in a lump sum, the participant's benefit generally will be equal to the participant's account balance. For persons who were participants prior to April 1, 1998, the Pension Plan provides that the retirement benefit will not be less than the benefit accrued as of March 31, 1998.

          The Company also maintains the SERP, which provides nonqualified deferred compensation benefits to the Company's executive officers. The purpose of the SERP is to provide the executive officers with the benefits which they are otherwise denied under the Pension Plan due to the annual dollar limit on compensation and other limitations of the Internal Revenue Code (which are known collectively as the "statutory limits").
Accordingly, each officer's benefit under the SERP is equal to the officer's benefit that would have accrued under the Pension Plan but for the operation of the statutory limits, minus the accrued benefit actually payable to the officer under the Pension Plan calculated in accordance with the statutory limits. However, Mr. Meyer's SERP benefit is expressed as a target amount which is equal to the benefit that would have accrued but for the operation of statutory limits under the Pension Plan's formula that was in effect prior to April 1, 1998, minus his actual accrued benefit under the Pension Plan.

          Benefits under the SERP are paid from the Company's general assets. There is no separate trust which has been established to fund benefits. As of March 27, 1999, the estimated total benefits payable under the Pension Plan and the SERP upon retirement at normal retirement age (age
65) for Messrs. Meyer, Fosnaugh, Couch, Frank and Schlosser are expected to be approximately $4,240,000, $1,040,000, $1,010,000, $350,000 and $290,000,
respectively.

COMPENSATION OF DIRECTORS

          Each director receives a base compensation of $10,000 per year and $1,000 per day for attendance at each meeting of the Board or a committee of the Board. Directors also are reimbursed for travel expenses for meetings attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The members of the Compensation Committee are Messrs. Buick, DeYoung and Hill. Messrs. DeYoung and Hill each have an ownership interest in a business which is a customer of the Company and purchases groceries, perishables, general merchandise, and other products and services from the Company on an ongoing basis. For a discussion of transactions with entities related to directors and the Board's policy with respect to transactions in which a director has an interest, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Spartan's directors (except Messrs. Buick, Carton, DeYonker and Meyer) have ownership interests in businesses which are customers of the Company and purchase groceries, perishables, general merchandise, and other products and services from the Company on an ongoing basis. To the extent that the Company engages in transactions and offers services that benefit its customers, the businesses in which such directors have ownership interests may benefit. Consequently, a director may have a conflict of interest between the best interests of the Company and the business or businesses in which the director has an ownership interest.

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

          Mr. DeYonker is a partner with the law firm of Warner Norcross & Judd LLP. During the past year and the current year, Spartan Stores has retained Warner Norcross & Judd LLP for certain legal services.

                 APPOINTMENT OF AUDITORS AND OTHER MATTERS

          The Board of Directors has appointed Deloitte & Touche LLP as the Company's independent auditors for fiscal year 2000. Representatives of Deloitte & Touche LLP are expected to be present at the annual meeting, will have the opportunity to make a statement if they desire to do so, and are expected to be available to answer appropriate questions.

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


                              By the Order of the Board of Directors,

                              /s/ Alex J. DeYonker

Grand Rapids, Michigan        Alex J. DeYonker
June 22, 1999                 Assistant Secretary

                           SPARTAN STORES, INC.

                                   PROXY

The undersigned acknowledges receipt of a Notice of Annual Meeting and a Proxy Statement dated June 22, 1999, and appoints Ronald A. DeYoung or James B. Meyer, and each of them, attorneys and proxies of the undersigned, each with full power of substitution, to vote all stock that the undersigned is entitled to vote at the ANNUAL MEETING OF SHAREHOLDERS OF SPARTAN STORES, INC. at the Grand Traverse Resort, 100 Grand Traverse Village Boulevard, Acme, Michigan 49610-0404, on July 21, 1999, at 10:00 a.m., local time, and any adjournment thereof. This Proxy is solicited on behalf of the Board of Directors.

I.   ELECTION OF DIRECTORS

     [ ]  For all nominees listed below for three-year terms
     [ ]  Withhold authority to vote for all nominees listed below

     JAMES G. BUICK, MARTIN P. HILL, DAN R. PREVO AND RUSSELL H. VANGILDER, JR. (Instruction: To withhold authority to vote for any individual nominee, write the nominee's name in the space provided below.)


II. IN THEIR DISCRETION, TO RATIFY THE ACTS OR PROCEEDINGS, OR BOTH, OF THE DIRECTORS OR OFFICERS OF SPARTAN STORES THAT MAY BE SUBMITTED TO THE MEETING.

  [ ] For discretionary authority  [ ] Withhold discretionary authority

III IN THEIR DISCRETION, TO VOTE IN ACCORDANCE WITH THEIR JUDGMENT ON ANY OTHER MATTER THAT MAY COME BEFORE THE MEETING OR ANY ADJOURNMENT THEREOF.

  [ ] For discretionary authority  [ ] Withhold discretionary authority


     THE SHARES REPRESENTED BY THIS PROXY WILL BE VOTED AS SPECIFIED. IF NO DIRECTION IS INDICATED, THEY WILL BE VOTED FOR THE ELECTION OF
               ALL OF THE DIRECTORS NOMINATED BY THE BOARD,
         FOR RATIFICATION OF THE ACTS OR PROCEEDINGS SUBMITTED TO
    THE MEETING, AND IN THE DISCRETION OF THE PERSONS NAMED AS PROXIES
           ON ANY OTHER MATTER THAT MAY COME BEFORE THE MEETING.
     THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR EACH OF SUCH ITEMS.

          PLEASE MARK, SIGN, DATE AND RETURN THE PROXY PROMPTLY.

Dated:  ___________________________, 1999

Note: Signature(s) should be identical with the name(s) appearing on the certificates that you own. Joint owners should each sign personally. Persons signing as attorney, executor, administrator, trustee, or guardian should indicate their capacity as such. If a corporation, please sign in full corporate name by President or other authorized officer, and indicate full title as such. If a partnership, please sign in partnership name by authorized person.





Store No. ______________________________________

Total Number of Shares _________________________

X_______________________________________________
   Signature of Shareholder


X_______________________________________________
   (Joint Owner, if applicable)

                                EXHIBIT INDEX

EXHIBIT
NUMBER         DOCUMENT

 2.1           Asset Purchase Agreement dated March 5, 1999 by and between
               Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy,
               Inc. as Sellers and Valuland, Inc. as Buyer and joined in by certain shareholders of Sellers as the Shareholders and by
               Universal Land Company as the Real Estate Company and by
               Spartan Stores, Inc. as the Parent of the Buyer.  Previously
               filed as an exhibit to the Registrant's Current Report on
               Form 8-K dated June 3, 1999.  Here incorporated by
               reference.
 2.2           Amendment to Asset Purchase Agreement made as of May 19,
               1999, by and between Valuland, Inc. and Glen's Market, Inc.,
               Catt's Realty Co. and Glen's Pharmacy, Inc.  Previously
               filed as an exhibit to the Registrant's Current Report on
               Form 8-K dated June 3, 1999.  Here incorporated by reference
 3.1<F*>       Restated Articles of Incorporation of Spartan Stores, Inc.
 3.2           Certificate of Amendment to Articles of Incorporation of
               Spartan Stores, Inc. Previously filed as an exhibit to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.  Here incorporated by reference.
 3.3<F*>       Bylaws of Spartan Stores, Inc.
 4.1<F*>       Articles III, V, VI and IX of the Restated Articles of
               Incorporation--Included in Exhibit 3.1 and incorporated
               herein by reference.
 4.2<F*>       Articles II, III, IV, VII, VIII and IX of the Bylaws--
               Included in Exhibit 3.3 and incorporated herein by
               reference.
 4.3<F*>       Form of Spartan Stores, Inc. Stock Subscription Agreement--
               Shareholder Customers.
 4.4<F*>       Form of Spartan Stores, Inc. Customer Agreement.
 4.5<F*>       Form of Spartan Stores, Inc. Class A Common Stock
               Certificate.
 10.1<F*>      Warehouse Lease Agreement, dated October 14, 1975, between
               Connecticut Mutual Life Insurance Company and Spartan
               Stores, Inc.
 10.2<F**>     Spartan Stores, Inc. 1991 Stock Bonus Plan.  Previously
               filed as an exhibit to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended March 29, 1997.  Here
               incorporated by reference.
 10.3<F**>     Spartan Stores, Inc. 1991 Stock Option Plan as amended.
               Previously filed as an exhibit to the Registrant's Form S-1
               Registration Statement filed July 23, 1993. Here incorporated by reference.

 10.4<F**>     Spartan Stores, Inc. 1991 Associate Stock Purchase Plan.
               Previously filed as an exhibit to the Registrant's Annual
               Report on Form 10-K for the fiscal year ended March 29,
               1997.  Here incorporated by reference.
 10.5<F**>     Spartan Stores, Inc. Supplemental Executive Retirement Plan.
 10.6          Warehouse Lease Agreement, dated November 8, 1993, between
               Walker Realty Co. and J.F. Walker Company, Inc.  Previously
               filed as an exhibit to the Registrant's Post-Effective
               Amendment No. 1 to the Registration Statement on Form S-1
               filed March 16, 1994.  Here incorporated by reference.
 10.7          Employment Agreement, dated August 14, 1996, between Spartan
               Stores, Inc. and James B. Meyer. Previously filed as an
               exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1997.  Here incorporated by reference.
 10.8<F**>     Spartan Stores, Inc. Long-Term Incentive Plan.  Previously
               filed as an exhibit to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended March 28, 1998.  Here
               incorporated by reference.
 10.9<F**>     Spartan Stores, Inc. Annual Incentive Plan. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.  Here incorporated by reference.
 10.10         Credit Agreement dated as of March 18, 1999 among Spartan
               Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication
               Agent and Collateral Agent, Michigan National Bank, as Co-
               Arranger and Administrative Agent, and NBD Bank, as Document
               Agent.  Previously filed as an exhibit to the Registrant's
               Current Report on Form 8-K dated June 3, 1999.  Here
               incorporated by reference.
 10.11<F**>    Form of Executive Severance Agreement between Spartan
               Stores, Inc. and certain executive officers.
 10.12<F**>    Executive Severance Agreement dated February 23, 1999
               between Spartan Stores, Inc. and James B. Meyer.
 21            Subsidiaries of Registrant.
 23            Consent and Report on Schedule of Deloitte and Touche LLP.
 24            Powers of Attorney.
 27            Financial Data Schedule.

____________________

 <F*>  Previously filed as an exhibit to the Registrant's Form S-1
       Registration Statement filed July 18, 1991. Here incorporated by reference.

<F**>  These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.