Form 10-Q
period 1999-06-19
SPARTAN STORES INC
filed 1999-08-03
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 1999.

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

Yes X    No

As of July 17, 1999, the issuer had 10,266,817 outstanding shares of Class A Common Stock, $2 par value.

_____________________

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 19,	March 27,
	1999	1999
ASSETS
Current assets
Cash and cash equivalents	$ 47,659,671	$ 44,112,178
Marketable securities	18,140,237	21,058,381
Accounts receivable	87,392,404	75,940,878
Inventories	110,211,896	82,186,247
Prepaid expenses	5,822,245	6,961,948
Deferred taxes on income	5,215,246	5,025,000
Total current assets	274,441,699	235,284,632

Restricted Cash		78,143,825
Deposits		43,856,175
Goodwill	96,764,720	5,943,685
Other assets	21,546,251	17,157,485

Property and equipment
Land and improvements	32,891,802	32,891,952
Buildings and improvements	150,306,561	137,853,451
Equipment	171,962,586	145,270,179
	355,160,949	316,015,582
Less accumulated depreciation and amortization	162,924,588	157,667,516
Net property and equipment	192,236,361	158,348,066

Total assets	$ 584,989,031	$ 538,733,868
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 99,259,632	$ 83,333,101
Accrued payroll and benefits	22,207,537	18,848,809
Insurance reserves	15,067,260	14,164,064
Other accrued expenses	31,964,729	11,228,699
Current maturities of long-term debt and capital
lease obligations	6,377,058	5,726,153
Total current liabilities	174,876,216	133,300,826

Deferred taxes on income	2,156,622	2,125,000
Postretirement benefits other than pensions	5,030,421	4,970,421
Long-term debt and capital lease obligations	283,621,700	271,428,449
Other long-term liabilities	351,018	5,847,782

Shareholders' equity
Class A common stock, voting, par value
$2 per share; authorized 20,000,000 shares;
outstanding 10,282,583 and 10,844,416 shares	20,565,166	21,688,832
Additional paid-in capital	11,433,087	13,814,823
Retained earnings	86,954,801	85,557,735
Total shareholders' equity	118,953,054	121,061,390

Total liabilities and shareholders' equity	$ 584,989,031	$ 538,733,868

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	First Quarter (12 Weeks) Ended
	June 19,	June 20,
	1999	1998

Net sales	$ 684,369,970	$ 585,824,005

Costs and expenses
Cost of sales	600,723,885	525,404,090
Operating and administrative	73,281,880	52,307,434
Restructuring charge	395,802
Interest expense	6,203,625	2,049,450
Interest income	(1,182,637)	(558,722)
Gain on sale of property and equipment	(2,620,959)	(1,917,610)

Total costs and expenses	676,801,596	577,284,642

Earnings before income taxes	7,568,374	8,539,363

Income taxes	2,638,000	3,237,000

Net earnings	$ 4,930,374	$ 5,302,363

Basic and diluted net earnings per
Class A share	$ 0.48	$ 0.46

Basic weighted average Class A shares	10,268,171	11,459,601

Diluted weighted average Class A shares	10,272,610	11,463,371

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Class A	Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings

Balance - March 29, 1998	$ 22,887,970	$ 16,431,937	$ 74,872,344

Class A common stock transactions

846,705 shares purchased	(1,693,410)	(5,108,183)	(3,557,881)
247,136 shares issued	494,272	2,491,069

Net earnings			14,798,986

Cash dividends - $.05 per share			(555,714)
Balance - March 27, 1999	21,688,832	13,814,823	85,557,735

Class A common stock transactions

618,043 shares purchased	(1,236,086)	(2,960,700)	(3,404,774)
56,210 shares issued	112,420	578,964

Net earnings			4,930,374

Cash dividends - $.0125 per share			(128,534)
Balance -- June 19, 1999	$ 20,565,166	$ 11,433,087	$ 86,954,801

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter (12 Weeks) Ended
	June 19,	June 20,
	1999	1998
Net earnings	$ 4,930,374	$ 5,302,363
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	6,239,707	4,549,085
Restructuring charge	395,802
Post-retirement benefits other than pensions	60,000	75,000
Deferred taxes on income	(158,624)	47,500
Gain on sale of property and equipment	(2,620,959)	(1,917,610)
Change in assets and liabilities, net of acquisitions:
Marketable securities	2,931,901	(487,416)
Accounts receivable	(5,082,679)	1,257,281
Inventories	(3,109,617)	12,338,335
Prepaid expenses	1,382,976	414,377
Accounts payable	235,111	7,255,619
Accrued payroll and benefits	(1,769,990)	(302,272)
Insurance reserves	143,570	(391,341)
Other accrued expenses	11,928,236	2,928,250
Net cash provided by operating activities	15,505,808	31,069,171

Cash flows from investing activities
Purchases of property and equipment	(3,769,983)	(2,852,699)
Proceeds from the sale of property and equipment	23,633	3,839,903
Decrease in restricted cash	78,143,825
Acquisitions, net of cash acquired	(82,583,190)
Other	(1,721,821)	1,019,497
Net cash (used in) provided by investing activities	(9,907,536)	2,006,701

Cash flows from financing activities
Changes in notes payable		(17,000,000)
Proceeds from long-term borrowings	759,100	2,602,938
Repayment of long-term debt and capital lease obligations	(2,636,043)	(9,499,633)
Proceeds from sale of common stock	691,384	589,252
Common stock purchased	(736,686)	(363,559)
Dividends paid	(128,534)	(143,385)
Net cash used in financing activities	(2,050,779)	(23,814,387)

Net increase in cash and cash equivalents	3,547,493	9,261,485
Cash and cash equivalents at beginning of year	44,112,178	37,026,640
Cash and cash equivalents at end of first quarter	$ 47,659,671	$ 46,288,125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies

The 1999 Annual Report on Form 10-K contains a summary of significant accounting policies in the notes to consolidated financial statements. The Company follows the same accounting policies in the preparation of interim financial statements.

Reclassifications

Certain reclassifications have been made to the March 27, 1999 presentation in order to conform to the June 19, 1999 presentation.

Statement of Registrant

The data presented herein is unaudited, but in the opinion of management includes all adjustments (which consist solely of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at June 19, 1999 and the results of their operations and the changes in cash flows for the periods ended June 19, 1999 and June 20, 1998. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

New Accounting Standard

Effective March 28, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result, the Company capitalizes internal labor costs associated with the application development phase of software purchased or developed for internal use. This SOP did not have a material impact on the Company's financial condition or results of operations.

Acquisitions

On January 4, 1999, the Company's wholly owned subsidiary, Valuland, Inc. ("Valuland") acquired certain assets and assumed certain liabilities of Ashcraft's Market, Inc., an operator of eight retail grocery stores located primarily in mid-Michigan. The acquisition of Ashcraft's Market, Inc. was accounted for as a purchase and accordingly, the acquired assets and assumed liabilities are included in the accompanying consolidated balance sheets as of March 27, 1999 at values representing an allocation of the purchase price.

On March 29, 1999, Valuland acquired all the issued and outstanding shares of Family Fare, Inc., Family Fare Management Services, Inc. and Family Fare Trucking, Inc. (collectively "Family Fare"). On May 19, 1999, Valuland acquired certain assets and assumed certain liabilities associated with the retail grocery, pharmacy and transportation business of Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. (collectively "Glen's"). The acquisitions of Family Fare and Glen's have been accounted for as purchases and accordingly, the acquired assets and assumed liabilities are included in the accompanying consolidated balance sheet as of June 19, 1999 at values representing a preliminary allocation of the purchase prices. The allocations of the purchase prices are subject to the completion of the fair valuation of certain assets and agreement between both parties of final closing balances. Of the total purchase prices, $2,000,000 is being held as contingent consideration until the related contingencies are discharged. The excess of the purchase price over the valuation of Family Fare's and Glen's tangible assets and liabilities amounted to approximately $91,000,000. This excess was assigned to goodwill. Additionally, an option to purchase one of the retail grocery stores included in the acquisition of Glen's is currently held by another company.

The consolidated statement of earnings for the first quarter ended June 19, 1999 includes the operations of Family Fare from March 29, 1999 and the operations of Glen's from May 19, 1999. The following unaudited pro forma information presents summary Consolidated Statements of Earnings data of the Company as if the acquisitions of Glen's, Family Fare and Ashcraft's Markets, Inc. had occurred at the beginning of the earliest period presented. These pro forma results are based upon assumptions considered appropriate by management and include adjustments as considered necessary in the circumstances. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the acquisition of Glen's taken place on the dates indicated or which may be reported in the future.

First Quarter (12 weeks) Ended
	June 19, 1999	June 20, 1998
Pro Forma	(Unaudited)	(Unaudited)

Net sales	$ 743,600,700	$ 676,094,490

Net earnings	$ 4,445,746	$ 5,101,854

Basic and diluted net earning per	$ .43	$ .45
Class A Share

Long-Term Debt and Capital Lease Obligations

In connection with the Company's acquisition of Family Fare and Glen's, $14,721,099 in debt was assumed. As of June 19, 1999, $14,572,149 of this assumed debt was outstanding, of which $2,073,541 was considered current.

Contingencies

Thirty actions have been filed in state courts in Pennsylvania against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including a subsidiary of the Company. All of the Pennsylvania actions were filed by individual plaintiffs pursuant to a special notice procedure which does not include any formal complaint. In these separate cases, the Company expects that the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. The Company believes that its subsidiary has valid defenses to these legal actions. These actions are being vigorously defended. All but two of the Pennsylvania actions have been dismissed without prejudice pursuant to a Dismissal and Tolling Agreement under which certain defendants, including the Company's subsidiary, have agreed not to raise the defense of statute of limitations or laches if an action is filed by a plaintiff before October 1, 1999. In addition, three plaintiffs have withdrawn their complaints, and the Company understands that they will not puruse their cases. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify the Company's subsidiary from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of the Company.

Leases

In connection with the Company's acquisition of Glen's and Family Fare, the Company has either assumed or entered into operating leases on 35 retail grocery store facilities. Future minimum obligations under those operating leases are as follows:

Year ending March,

2000	$ 7,783,091
2001	7,737,876
2002	7,667,969
2003	7,530,209
2004	7,302,134
Later	55,728,048

Total future minimum obligations	$ 93,749,327

Several of the leases provide for minimum and contingent rentals based upon stipulated sales volumes. Rent expense for the quarter ended June 19, 1999 under these leases amounted to approximately $1,271,000.

Supplemental Cash Flow Information

In conjunction with the acquisitions of Family Fare and Glen's, the Company assumed certain liabilities approximating $39,466,230. In addition, approximately $28,700,000 (net of cash acquired) was included in Deposits at March 27, 1999 for the purchase of Family Fare and was allocated among acquired assets and assumed liabilities upon consummation of the acquisition on March 29, 1999. Also, approximately $6,900,000 was included in Deposits at March 27, 1999 for the redemption of common stock that occurred during the quarter ended June 19, 1999.

Operating Segment Information

As a result of three recent acquisitions, the Company owns and operates the following retail grocery stores that together comprise the Company's new retail grocery operating segment.

Name store operates under	Number of stores	Geographic region

Ashcraft's Markets	8	Mid-Michigan

Family Fare Supermarkets	13	Western Michigan

Glen's Markets	23	Northern Michigan

Revenue is recognized when product is sold to consumers.

The following table sets forth information required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."

	First Quarter (12 weeks) ended
	June 19, 1999	June 20, 1998
	(Unaudited)	(Unaudited)
Net Sales:
Grocery store distribution sales	$ 422,122,192	$ 406,234,257
Inter-segment sales	(52,780,077)	(8,378,107)
Grocery store distribution sales to external customers	369,342,115	397,856,150

Retail grocery sales	93,057,830

Convenience store distribution sales	217,601,748	181,218,010
Inter-segment sales	(2,207,195)
Convenience store distribution sales to external customers	215,394,553	181,218,010

Insurance sales	4,143,687	4,087,622
Inter-segment sales	(147,340)	(69,128)
Insurance sales to external customers	3,996,347	4,018,494

Real estate	2,579,125	2,731,351

Total	$ 684,369,970	$ 585,824,005

	First Quarter (12 weeks) ended
	June 19, 1999	June 20, 1998
	(Unaudited)	(Unaudited)
Earnings before income taxes:
Grocery store distribution	$ 2,165,899	$ 2,682,145
Retail grocery	2,521,644
Convenience store distribution	2,190,424	2,701,055
Insurance	282,124	857,662
Real estate	408,283	2,298,501

Total	$ 7,568,374	$ 8,539,363

	June 19, 1999	March 27, 1999
	(Unaudited)	(Unaudited)
Total assets:
Grocery store distribution	$ 416,300,602	$ 415,726,183
Retail grocery	193,197,652	26,521,122
Convenience store distribution	94,871,372	84,693,147
Insurance	29,234,736	30,354,134
Real estate	60,152,959	60,146,801
Less -- eliminations	(208,768,290)	(78,707,519)

Total	$ 584,989,031	$ 538,733,868

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

	First Quarter (12 Weeks) Ended
	June 19,	June 20,
	1999	1998
	(Unaudited)	(Unaudited)

Net Sales	100.0%	100.0%
Gross profit	12.2	10.3
Less:
Operating and administrative expenses	10.7	8.9
Restructuring charge	.1
Interest expense	.9	.3
Interest income	(.2)	(.1)
Gain on sale of property
and equipment	(.3)	(.3)
Total	11.2	8.8
Earnings before income taxes	1.0	1.5
Income taxes	.3	.6
Net earnings	.7%	.9%

Net sales

Net sales for the quarter ended June 19, 1999 increased $98.6 million compared to the quarter ended June 20, 1998.

Net sales to external customers in the grocery store distribution segment declined by approximately $28.5 million. During Fiscal 1999 and Fiscal 2000, the Company acquired three retail grocery store chains that were external customers of the Company. As a result of these acquisitions, the Company eliminated approximately $44.3 million in inter-company sales to corporate-owned retail grocery stores in the grocery store distribution segment. However, the acquisitions resulted in an increase in total consolidated net sales as discussed below. Increases of approximately $16.7 million in sales of pharmacy, bakery and delicatessen products partially offset the impact of eliminating inter-company sales to corporate-owned retail grocery stores.

Net sales to external customers in the convenience store distribution segment increased by approximately $34.2 million, or 18.8%. The net increase is primarily the result of two factors. First, during the third quarter of Fiscal 1999, cigarette manufacturers increased the price of cigarettes by approximately 33%. Offsetting this increase was the loss of a customer that was acquired by another company.

The Company announced at its Annual Meeting in Fiscal 1999 that its strategic direction would be expanded into the retail grocery industry. Since that announcement, the Company has acquired 44 retail grocery stores, resulting in approximately $93.1 million in net sales during the quarter ended June 19, 1999 in the Company's new retail grocery segment. The acquired stores continue to operate under the existing names of Ashcraft's Markets, Family Fare Supermarkets and Glen's. The acquisitions resulted in approximately $48.8 million in incremental sales after the elimination of inter-segment sales. Management continues to evaluate other acquisition opportunities in the retail grocery industry and expects these anticipated acquisitions to contribute to future sales growth.

Net sales to external customers in the insurance segment were comparable with prior periods.

Net sales in the real estate segment declined by approximately $.2 million due to reductions in rental income resulting from management's planned reduction of the Company's real estate portfolio.

Gross Profit

Gross profit as a percentage of net sales for the quarter ended June 19, 1999 was 12.2% compared to 10.3% for the quarter ended June 20, 1998. The increase in gross profit as a percentage of net sales is primarily the result of the Company's new retail grocery segment for which gross margins as a percentage of sales are typically higher than in wholesale operations. The increase in the retail grocery segment was offset by a decrease in the convenience store segment where margins returned to historical levels. During the quarter ended June 20, 1998, the Company realized improved margins on the sale of cigarettes purchased prior to price increases imparted by cigarette manufacturers.

Operating and Administrative Expenses

Operating and administrative expenses as a percentage of net sales for the quarter ended June 19, 1999 were 10.7% compared to 8.9% for the quarter ended June 20, 1998.

The increase in operating and administrative expenses as a percentage of net sales is primarily attributable to the retail grocery and insurance segments. The Company's acquisitions of retail grocery stores have caused operating and administrative expenses to increase as a percentage of net sales as operating costs are typically higher in retail operations than in wholesale operations. The increase in the insurance segment is due primarily to an increase in outstanding loss reserves and higher underwriting expenses.

In the grocery and convenience store distribution segments, the Company experienced declines in operating and administrative expenses as a percentage of net sales, due primarily to increased sales in these segments. As discussed previously, the Company has experienced increases in sales of pharmacy, bakery and deli products in the grocery store distribution segment. The incremental sales volumes of these products have exceeded the related incremental operating costs. The increase in cigarette prices in the convenience store distribution segment has had a similar impact on operating costs as a percentage of net sales in the convenience store distribution segment.

Restructuring Charge

On October 14, 1998, the Company's Board of Directors approved an initiative to replace the Company's Plymouth distribution center with a new multi-commodity distribution center in Northern Ohio. As of June 19, 1999, $6,093,540 has been accrued for contractual amounts to be paid under a collective bargaining agreement, additional severance pay, and amounts due in connection with the withdrawal from the union pension plan. Management expects additional severance costs to be recognized until the cessation of operations.

Interest Expense and Income

Interest expense for the quarter ended June 19, 1999 was .9% of net sales compared to .3% for the quarter ended June 20, 1998.

Total average borrowings increased to $283.6 million for the quarter ended June 19, 1999, up from $110.8 million for the quarter ended June 20, 1998. A majority of the increase occurred in the retail grocery segment due to the Company's acquisition of 44 retail grocery stores during Fiscal 1999 and Fiscal 2000. In addition, the Company's effective interest rate increased to 9.47% per annum for the quarter ended June 19, 1999 from 8.01% per annum for the quarter ended June 20, 1998. The increase is attributable to a new bank credit facility that was entered into during the fourth quarter of Fiscal 1999. Refer to "Liquidity and Capital Resources" section below for information regarding the new credit facility.

Interest income increased due to the short-term investment of cash borrowed under the credit facility in anticipation of the acquisition of Glen's.

Gain on Sale of Property and Equipment

During the quarter ended June 19, 1999, the Company recognized a gain of approximately $2.6 million in the retail grocery segment on the sale of common stock held in a supplier. The gain on sale of property and equipment of $1.9 million for the quarter ended June 20, 1998 was due primarily to the sale of two retail properties in the real estate segment.

Earnings before income taxes

Earnings before income taxes were $7.6 million for the quarter ended June 19, 1999 compared to $8.5 million for the quarter ended June 20, 1998.

Earnings before income taxes decreased by approximately $516,000 in the grocery store distribution segment due primarily to severance costs relating to the relocation of the Plymouth distribution center and increased interest costs attributable to higher interest rates under the new credit facility.

Earnings before income taxes were approximately $2.5 million in the retail grocery segment due primarily to the sale of common stock held in a supplier. Management of the Company has forecasted losses in the retail grocery segment in its early stages of operations but anticipates improved earnings once centralization efforts are complete and other economies of scale are realized. The retail grocery segment's operating loss is expected to increase during the remainder of Fiscal 2000. Thirty-one of the Company's 44 retail grocery stores are located in northern and mid-Michigan where sales volumes are typically at higher levels during summer months than in the winter months.

Earnings before income taxes decreased by approximately $511,000 in the convenience store distribution segment. During the quarter ended June 20, 1998, the Company realized enhanced gross profit margins on the sale of cigarettes purchased prior to price increases imparted by manufacturers.

Earnings before income taxes decreased by approximately $576,000 in the insurance segment due primarily to an increase in outstanding loss reserves and higher underwriting expenses.

Earnings before income taxes in the real estate segment decreased by approximately $1.9 million, due primarily to gains on the sale of two retail properties recognized during the quarter ended June 20, 1998.

Year 2000 Readiness Disclosure

During Fiscal 1997, the Company began assessing the ability of its computers and other systems to accurately process date and time data in connection with the Year 2000. As a result of this assessment, the Company developed a plan that addressed internally developed systems, purchased systems, imbedded processors and third party risks. The strategy for internally developed systems has been to replace or convert non-compliant systems or eliminate unnecessary systems. The Company is using both internal resources as well as contracted consultants to assist in this process. The Company also has completed an inventory of its purchased systems and imbedded processors, has contacted or attempted to contact the related vendors or manufacturers to determine their Year 2000 compliance, and is in the process of replacing, converting or eliminating the purchased systems that the Company has been informed or otherwise has determined are not Year 2000 compliant. The Company has identified a small number of systems having non-compliant imbedded processors and has replaced or repaired substantially all those identified. Finally, the Company has mailed inquiries to its customers, suppliers and financial institutions relative to their Year 2000 compliance status. The Company continues to communicate Year 2000 issues to the Company's customers by conducting seminars and distributing tool kits and other similar materials.

The Company estimates that it already has replaced or converted approximately 90% of its non-compliant systems and that all major systems are Year 2000 compliant. The Company has spent approximately $5.9 million during the past two fiscal years and expects to incur an additional $.4 million to address the Year 2000 issues. The Company has delayed other non-critical development and support initiatives as a result of these expenditures. The Company believes that due to its current efforts and future plans the Year 2000 problem will not pose significant operational problems for the Company's computer systems. If all modifications and conversions to the Company's systems are not completed timely, however, or if the Company's customers, suppliers or financial institutions should fail to adequately modify their computer systems, the Year 2000 problem could have a material adverse impact on the Company's ability to order and distribute product as well as operate its insurance, retail and real estate and finance businesses. Management believes the Company's greatest exposure exists with its customers and suppliers and their inability to process business transactions should they fail to adequately address the Year 2000 problem. The Company is developing business interruption contingency plans designed to address adverse consequences potentially arising from the Year 2000.

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

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows generated from operations and borrowings under a senior secured credit facility. The credit facility consists of (a) a Revolving Credit Facility in the amount of $100 million with a term of six years, (b) a Term Loan A in the amount of $100 million with a term of six years, (c) an Acquisition Facility in the amount of $75 million with a term of seven years and (d) a Term Loan B in the amount of $150 million with a term of eight years. As of June 19, 1999, $250 million was outstanding under this credit facility. Management believes that cash flows generated from operations and available borrowings under the credit facility will be sufficient to support operations in the foreseeable future.

The Company is also permitted to sell Variable Rate Promissory Notes under a note offering with a total principal amount of $100,000,000. The notes are offered in minimum denominations of $1,000 and may be issued by the Company at any time, although the Company's bank credit agreement restricts the total amount outstanding under the offering to approximately $16.1 million. As of June 19, 1999, approximately $52.1 million of these notes had been issued and approximately $14.7 million were outstanding.

While the Company's current ratio decreased from 1.77 to 1.00 at March 27, 1999 to 1.57 to 1.00 at June 19, 1999, working capital remained relatively stable. Management does not expect working capital to significantly change during Fiscal 2000.

The Company's debt to equity ratio increased from 2.24 to 1.00 at March 27, 1999 to 2.38 to 1.00 at June 19, 1999. The increase in leverage is due primarily to the assumption of certain debt in connection with the acquisitions of Family Fare and Glen's. Proceeds from long-term borrowings used to acquire both Family Fare and Glen's were received during Fiscal 1999. Management continues to evaluate other acquisition opportunities, which would increase the Company's current leverage position if consummated.

The Company's total capital structure includes borrowings under the senior secured credit facility, variable rate promissory notes, various other debt instruments and leases. In connection with the acquisition of retail grocery stores, the Company has either assumed or entered into operating leases on retail grocery stores with terms up to 20 years. Management continues to evaluate other acquisition opportunities, which could result in additional leases being entered into if consummated.

The Company is currently in the process of replacing its Plymouth distribution center with a new multi-commodity distribution center in Northern Ohio. Management is currently in negotiations regarding the construction and financing of the new distribution center. It is expected that the first phase of construction will be completed in April 2000 and that the Company will enter into a long-term leasing arrangement for the operation of this facility.

Recent Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No. 133 as required no later than April 1, 2001, and is currently assessing the impact of adoption on its consolidated financial statements

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that describe the Company's plans, strategies, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "projects," "plans" or "believes" that a particular occurrence "may result" or "will likely result" or that a particular event "may occur" or "will likely occur" in the future, or similarly stated expectations. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, there are many important factors that could cause actual results to be materially different from the Company's current expectations.

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

Operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: software development activities; computer and other system modifications and upgrades to address Year 2000 issues; unanticipated labor shortages, stoppages or disputes; business acquisitions, including the Company's acquisition of retail stores; business divestitures; the transition of the business operations of recently acquired retail stores; the defense, settlement or adverse judgments in connection with current or future legal or administrative proceedings; the cessation of operations at the Company's existing distribution center in Plymouth, Michigan; the discontinuance of the "Over-the-Road" freight department; and the adoption of SFAS No. 133. The Company's future interest expense and income also may differ from current expectations, depending upon: the amount of additional borrowings necessary in connection with retail store acquisitions; interest rate fluctuations; cigarette inventory levels; retail property sales; the volume of notes receivable; and the amount of fees received on delinquent accounts, among other factors.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

For a discussion of certain litigation, reference is made to "Contingencies" in the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits: The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

	Exhibit Number	Document

	27	Financial Data Schedule

(b)	Reports on Form 8-K. On June 3, 1999, the Company filed a Report on Form 8-K, to report under Item 2 of the Form 8-K the purchase of certain equipment, inventory and other assets of Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. (Glen's). Glen's operated 23 retail grocery stores, four pharmacies and a distribution center, all of which are located primarily in Northern Michigan.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 1999	SPARTAN STORES, INC.
(Registrant)

By /s/Charles B. Fosnaugh Charles B. Fosnaugh Vice President Development (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

27	Financial Data Schedule