Form 10-Q
period 1999-09-11
SPARTAN STORES INC
filed 1999-10-22
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 11, 1999.

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

Yes   X      No

As of October 9, 1999, the issuer had 10,121,236 outstanding shares of Class A Common Stock, $2 par value.

_____________________

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 11,	March 27,
	1999	1999
ASSETS

Current assets
Cash and cash equivalents	$55,476,841	$44,112,178
Marketable securities	17,858,321	21,058,381
Accounts receivable	82,079,346	75,940,878
Inventories	123,041,183	82,186,247
Prepaid expenses	6,347,905	6,961,948
Deferred taxes on income	5,253,136	5,025,000
Total current assets	290,056,732	235,284,632

Restricted Cash		78,143,825
Deposits		43,856,175
Goodwill	92,228,906	5,943,685
Other assets	23,081,517	17,157,485

Property and equipment
Land and improvements	34,013,040	32,891,952
Buildings and improvements	150,773,254	137,853,451
Equipment	174,945,439	145,270,179
	359,731,733	316,015,582
Less accumulated depreciation and amortization	169,147,142	157,667,516
Net property and equipment	190,584,591	158,348,066

Total assets	$595,951,746	$538,733,868

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	101,288,464	83,333,101
Accrued payroll and benefits	24,581,051	18,848,809
Insurance reserves	15,795,410	14,164,064
Other accrued expenses	36,096,426	11,228,699
Current maturities of long-term debt and capital
lease obligations	9,133,807	5,726,153
Total current liabilities	186,895,158	133,300,826

Deferred taxes on income	2,176,244	2,125,000
Postretirement benefits other than pensions	5,090,421	4,970,421
Long-term debt and capital lease obligations	279,762,000	271,428,449
Other long-term liabilities	266,001	5,847,782

Shareholders' equity
Class A common stock, voting, par value
$2 per share; authorized 20,000,000 shares;
outstanding 10,117,346 and 10,844,416 shares	20,234,692	21,688,832
Additional paid-in capital	11,170,882	13,814,823
Retained earnings	90,356,348	85,557,735
Total shareholders' equity	121,761,922	121,061,390

Total liabilities and shareholders' equity	$595,951,746	$538,733,868

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Second Quarter (12 Weeks) Ended
	Sept. 11,	Sept. 12,
	1999	1998

Net sales	$719,055,928	$617,700,161

Costs and expenses
Cost of sales	619,849,488	556,750,189
Operating and administrative	86,267,527	52,857,028
Restructuring charge	395,802
Interest expense	5,598,591	1,990,368
Interest income	(1,032,082)	(770,550)
(Gain) loss on sale of assets	(58,778)	729,404

Total costs and expenses	711,020,548	611,556,439

Earnings before income taxes	8,035,380	6,143,722

Income taxes	2,902,394	2,003,000

Net earnings	$ 5,132,986	$ 4,140,722

Basic and diluted net earnings per
Class A share	$ 0.50	$ 0.36

Basic weighted average Class A shares	10,213,774	11,387,143

Diluted weighted average Class A shares	10,220,285	11,391,582

Dividends declared per Class A share	$ 0.0125	$ 0.0125

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Year to Date (24 Weeks) Ended
	Sept. 11,	Sept. 12,
	1999	1998

Net sales	$1,403,425,898	$1,203,524,166

Costs and expenses
Cost of sales	1,220,573,373	1,082,154,279
Operating and administrative	159,549,407	105,164,462
Restructuring charge	791,604
Interest expense	11,802,216	4,039,818
Interest income	(2,214,719)	(1,329,272)
Gain on sale of assets	(2,679,737)	(1,188,206)

Total costs and expenses	1,387,822,144	1,188,841,081

Earnings before income taxes	15,603,754	14,683,085

Income taxes	5,540,394	5,240,000

Net earnings	$10,063,360	$9,443,085

Basic and diluted net earnings per
Class A share	$0.98	$0.83

Basic weighted average Class A shares	10,240,973	11,423,372

Diluted weighted average Class A shares	10,247,484	11,427,811

Dividends declared per Class A share	$0.0250	$0.0250

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Class A	Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings

Balance - March 29, 1998	$22,887,970	$16,431,937	$74,872,344

Class A common stock transactions

846,705 shares purchased	(1,693,410)	(5,108,183)	(3,557,881)
247,136 shares issued	494,272	2,491,069

Net earnings			14,798,986

Cash dividends - $.05 per share			(555,714)
Balance - March 27, 1999	21,688,832	13,814,823	85,557,735

Class A common stock transactions

904,583 shares purchased	(1,809,166)	(4,593,628)	(5,009,746)
177,513 shares issued	355,026	1,949,687

Net earnings			10,063,360

Cash dividends - $.025 per share			(255,001)
Balance - September 11, 1999	$20,234,692	$11,170,882	$90,356,348

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Second Quarter (24 Weeks) Ended
	September 11,	September 12,
	1999	1998

Cash flows from operating activities
Net earnings	$10,063,360	$9,443,085
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	14,220,395	9,353,170
Restructuring charge	791,604
Post-retirement benefits other than pensions	120,000	150,000
Deferred taxes on income	(176,892)	242,500
Gain on sale of assets	(2,679,737)	(1,188,206)
Change in assets and liabilities, net of acquisitions:
Marketable securities	3,834,877	(2,012,058)
Accounts receivable	246,560	(51,984)
Inventories	(15,938,904)	11,496,063
Prepaid expenses	857,316	1,055,184
Accounts payable	2,204,590	18,377,009
Accrued payroll and benefits	314,555	(102,442)
Insurance reserves	871,720	(329,754)
Other accrued expenses	16,044,559	3,418,969
Net cash provided by operating activities	30,774,003	49,851,536

Cash flows from investing activities
Purchases of property and equipment	(8,517,909)	(6,932,977)
Proceeds from the sale of property and equipment	663,733	3,855,747
Decrease in restricted cash	78,143,825
Acquisitions, net of cash acquired	(82,761,864)
Other	(1,459,277)	2,299,030
Net cash used in investing activities	(13,931,492)	(778,200)

Cash flows from financing activities
Changes in notes payable		(33,500,000)
Proceeds from long-term borrowings	1,568,283	2,708,077
Repayment of long-term debt and capital lease obligations	(4,548,177)	(18,591,748)
Proceeds from sale of common stock	2,304,713	1,502,662
Common stock purchased	(4,547,666)	(3,630,728)
Dividends paid	(255,001)	(284,190)
Net cash used in financing activities	(5,477,848)	(51,795,927)

Net increase (decrease) in cash and cash equivalents	11,364,663	(2,722,591)
Cash and cash equivalents at beginning of year	44,112,178	37,026,640
Cash and cash equivalents at end of second quarter	$55,476,841	$34,304,049

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies

The 1999 Annual Report on Form 10-K contains a summary of significant accounting policies in the notes to consolidated financial statements. The Company follows the same accounting policies in the preparation of interim financial statements.

Reclassifications

Certain reclassifications have been made to the March 27, 1999 presentation in order to conform to the September 11, 1999 presentation.

Statement of Registrant

The data presented herein is unaudited, but in the opinion of management includes all adjustments (which consist solely of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 11, 1999 and the results of their operations and the changes in cash flows for the periods ended September 11, 1999 and September 12, 1998. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

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

Acquisitions

On January 4, 1999, the Company's wholly owned subsidiary Valuland, Inc. ("Valuland") acquired certain assets and assumed certain liabilities of Ashcraft's Market, Inc. ("Ashcraft's"), an operator of eight retail grocery stores located primarily in mid-Michigan. The acquisition of Ashcraft's was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities are included in the accompanying consolidated balance sheets at values representing an allocation of the purchase price .

On March 29, 1999, Valuland acquired all the issued and outstanding shares of Family Fare, Inc., Family Fare Management Services, Inc. and Family Fare Trucking, Inc. (collectively "Family Fare"). On May 19, 1999, Valuland acquired certain assets and assumed certain liabilities associated with the retail grocery, pharmacy and transportation business of Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. (collectively "Glen's"). The acquisitions of Family Fare and Glen's have been accounted for as purchases and accordingly, the acquired assets and assumed liabilities are included in the accompanying consolidated balance sheet as of September 11, 1999 at values representing an allocation of the purchase prices. Of the total purchase prices, $2,000,000 is being held as contingent consideration until the related contingencies are discharged. The excess of the purchase price over the valuation of Family Fare's and Glen's tangible assets and liabilities amounted to approximately $87,500,000 and was assigned to goodwill. An option, held by another company, to purchase one of the retail grocery stores included in the acquisition sof Glen's expired during the second quarter ended September 11, 1999.

The consolidated statement of earnings for the year to date period ended September 11, 1999 includes the operations of Family Fare from March 29, 1999 and the operations of Glen's from May 19, 1999. The following unaudited pro forma information presents summary Consolidated Statements of Earnings data of the Company as if the acquisitions of Glen's, Family Fare and Ashcraft's had occurred at the beginning of the earliest period presented. These pro forma results are based upon assumptions considered appropriate by management and include adjustments as considered necessary in the circumstances. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the acquisitions of Glen's, Family Fare and Ashcraft's taken place on the dates indicated or which may be reported in the future.

	Second Quarter (12 Weeks) Ended		Year to Date (24 Weeks) Ended
Proforma	September 11, 1999 (Unaudited)	September 12, 1998 (Unaudited)	September 11, 1999 (Unaudited)	September 12, 1998 (Unaudited)

Net sales	$719,055,928	$699,364,139	$1,462,656,698	$1,378,562,537

Net earnings	$5,132,986	$4,751,979	$9,578,732	$11,208,520

Basic and diluted net earnings
per Class A share	$0.50	$0.42	$0.93	$0.98

Subsequent to September 11, 1999, the Company entered into a definitive purchase agreement to acquire all of the issued and outstanding shares of Great Day, Inc. ("Great Day"). Great Day is an operator of three retail grocery stores located in Western Michigan.

Long-Term Debt and Capital Lease Obligations

In connection with the Company's acquisition of Family Fare and Glen's, $14,721,099 in debt was assumed. As of September 11, 1999, $14,401,117 of this assumed debt was outstanding, of which $1,888,071 was considered current.

The Company manages interest rate risk on a portion of its debt through the use of an interest rate swap agreement that is effective from June 30, 1999 to June 29, 2003. Under the terms of the agreement, the Company is protected against increases in interest rates from and after the date of the agreement in the initial aggregate notional amount of $162,500,000, which decreases in proportion to principal payments made on the Term Loan A and the Term Loan B under the Company's credit facility. The aggregate notional amount will be $123,666,667 at the end of the agreement's four year term. The notional amount is used quarterly in the determination of cash settlements under the agreement.

The interest rate swap agreement exposes the Company to credit losses from counter-party nonperformance, although losses are not anticipated from its agreement which is with a major financial institution. The interest rate swap agreement is accounted for on the accrual basis. Amounts to be paid or received under the agreement are recognized as interest expense or income in the period they accrue. The Company does not hold or issue interest rate swap agreements for trading purposes.

Contingencies

Thirty actions have been filed in state courts in Pennsylvania against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including a subsidiary of the Company. All of the Pennsylvania actions were filed by individual plaintiffs pursuant to a special notice procedure which does not include any formal complaint. In these separate cases, the Company expects that the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. The Company believes that its subsidiary has valid defenses to these legal actions. These actions are being vigorously defended. All but two of the Pennsylvania actions have been dismissed without prejudice pursuant to a Dismissal and Tolling Agreement under which certain defendants, including the Company's subsidiary, have agreed not to raise the defense of statute of limitations or laches if an action is filed by a plaintiff before October 1, 1999. The Company anticipates that the Dismissal and Tolling Agreement will be extended to January 1, 2000. In addition, three plaintiffs have withdrawn their complaints, and the Company understands that they will not pursue their cases. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify the Company's subsidiary from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

Leases

In connection with the Company's acquisition of Glen's and Family Fare, the Company has either assumed or entered into operating leases on 35 retail grocery store facilities. Future minimum obligations under those operating leases are as follows:

Year ending March,

2000	$ 7,783,091
2001	7,737,876
2002	7,667,969
2003	7,530,209
2004	7,302,134
Later	55,728,048

Total future minimum obligations	$93,749,327

Several of the leases provide for minimum and contingent rentals based upon stipulated sales volumes. Rent expense for the year to date period ended September 11, 1999 under these leases amounted to approximately $3,450,000.

Supplemental Cash Flow Information

In conjunction with the acquisitions of Family Fare and Glen's, the Company assumed certain liabilities approximating $39,829,926. In addition, approximately $28,700,000 (net of cash acquired) was included in Deposits at March 27, 1999 for the purchase of Family Fare and was allocated among acquired assets and assumed liabilities upon consummation of the acquisition on March 29, 1999. Also, approximately $6,900,000 was included in Deposits at March 27, 1999 for the redemption of common stock that occurred during the quarter ended June 19, 1999.

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

The following tables set forth information required by Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information."

	Second Quarter (12 weeks) ended
	September 11, 1999 (Unaudited)	September 12, 1998 (Unaudited)
Net Sales:
Grocery store distribution sales	$430,985,977	$421,009,986
Inter-segment sales	(82,218,737)	(8,279,930)
Grocery store distribution sales to external customers	348,767,240	412,730,056

Retail grocery sales	140,578,215

Convenience store distribution sales	228,396,490	198,505,203
Inter-segment sales	(5,806,219)
Convenience store distribution sales to external customers	222,590,271	198,505,203

Insurance sales	4,641,359	3,918,472
Inter-segment sales	(129,870)	(75,837)
Insurance sales to external customers	4,511,489	3,842,635

Real estate	2,608,713	2,622,267

Total	$719,055,928	$617,700,161

	Second Quarter (24 weeks) ended
	September 11, 1999 (Unaudited)	September 12, 1998 (Unaudited)
Net Sales:
Grocery store distribution sales	$853,108,169	$827,244,243
Inter-segment sales	(134,998,814)	(16,658,037)
Grocery store distribution sales to external customers	718,109,355	810,586,206

Retail grocery sales	233,636,045

Convenience store distribution sales	445,998,238	379,723,213
Inter-segment sales	(8,013,414)
Convenience store distribution sales to external customers	437,984,824	379,723,213

Insurance sales	8,785,046	8,006,094
Inter-segment sales	(277,210)	(144,965)
Insurance sales to external customers	8,507,836	7,861,129

Real estate	5,187,838	5,353,618

Total	$1,403,425,898	$1,203,524,166

	Second Quarter (12 weeks) ended
	September 11, 1999 (Unaudited)	September 12, 1998 (Unaudited)
Earnings before income taxes:
Grocery store distribution	$2,729,830	$3,434,628
Retail grocery	938,889
Convenience store distribution	3,806,535	1,829,235
Insurance	45,530	383,808
Real estate	514,596	496,051

Total	$8,035,380	$6,143,722

	Second Quarter (24 weeks) ended
	September 11, 1999 (Unaudited)	September 12, 1998 (Unaudited)
Earnings before income taxes:
Grocery store distribution	$4,895,729	$6,116,593
Retail grocery	3,460,533
Convenience store distribution	5,996,959	4,530,290
Insurance	327,654	1,241,650
Real estate	922,879	2,794,552

Total	$15,603,754	$14,683,085

	September 11, 1999 (Unaudited)	March 27, 1999 (Unaudited)
Total assets:
Grocery store distribution	$423,795,279	$415,726,183
Retail grocery	193,249,214	26,521,122
Convenience store distribution	98,199,852	84,693,147
Insurance	29,216,959	30,354,134
Real estate	60,023,455	60,146,801
Less - eliminations	(208,533,013)	(78,707,519)

Total	$595,951,746	$538,733,868

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

	Second Quarter (12 Weeks) Ended		Year to Date (24 Weeks) Ended
	September 11, 1999 (Unaudited)	September 12, 1998 (Unaudited)	September 11, 1999 (Unaudited)	September 12, 1998 (Unaudited)
Net Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	13.8	9.9	13.0	10.1
Less:
Operating and administrative expenses	12.0	8.6	11.4	8.8
Restructuring charge
Interest expense	.8	.3	.8	.3
Interest income	(.1)	(.1)	(.1)	(.1)
Loss (Gain) on sale of assets		.1	(.2)	(.1)
Total	12.7	8.9	11.9	8.9
Earnings before income taxes	1.1	1.0	1.1	1.2
Income taxes	.4	.3	.4	.4
Net earnings	.7%	.7%	.7%	.8%

Net Sales

Net sales for the quarter and year to date period ended September 11, 1999 increased $101.4 million and $199.9 million, respectively, compared to the quarter and year to date period ended September 12, 1998.

Net sales to independently owned customers ("external customers") in the grocery store distribution segment declined by approximately $64.0 million and $92.5 million, respectively. During Fiscal 1999 and Fiscal 2000, the Company acquired three retail grocery store chains comprised of 44 stores that the Company had supplied previously as a wholesaler. As a result of these acquisitions, the Company eliminated approximately $73.5 million and $117.8 million, respectively, in inter-segment sales to corporate-owned retail grocery stores in the grocery store distribution segment. However, the acquisitions resulted in an increase in total consolidated net sales as discussed below. Excluding the impact of eliminating inter-company sales to corporate-owned retail grocery stores, net sales in the grocery store distribution segment increased by approximately $10.0 million and $25.9 million, respectively, due primarily to sales of pharmacy, bakery and delicatessen products.

Net sales to external customers in the convenience store distribution segment increased by approximately $29.9 million and $66.3 million, respectively. The increase is primarily the result of increases in cigarette prices. During the third quarter of Fiscal 1999, cigarette manufacturers increased the price of cigarettes by $4.50 per carton or approximately 33%. During the second quarter of Fiscal 2000, cigarette manufacturers again increased the price of cigarettes by $1.80 per carton or approximately 10%. Consistent with industry trends, price increases have been attributable to a decrease of approximately 4% in cigarette carton volumes partially offsetting the increase in sales.

The Company's retail grocery store segment consists of 44 retail grocery stores acquired since the fourth quarter of Fiscal 1999. The acquired stores continue to operate under the existing names of Ashcraft's Markets, Family Fare Supermarkets and Glen's Markets. Net sales in the retail grocery segment for the quarter and year to date period ended September 11, 1999 were approximately $140.6 million and $233.6 million, respectively. Excluding the impact of eliminating inter-segment sales as discussed above, these acquisitions resulted in approximately $67.1 million and $115.8 million, respectively, in incremental consolidated net sales. Net sales volumes in many of the Company's existing retail grocery stores are expected to decline during the third and fourth quarters of Fiscal 2000. Several of the Company's retail grocery stores are located in northern and mid-Michigan where sales volumes are negatively impacted by seasonality. Consummation of the acquisition of Great Day, Inc. is expected to occur during the third or fourth quarter of Fiscal 2000 which is anticipated to positively impact net sales volumes of the Company. Management continues to evaluate other acquisition opportunities in the retail grocery industry and expects these anticipated acquisitions to contribute to future sales growth.

Net sales to external customers in the insurance segment increased by approximately $700,000 and $800,000, respectively. The increase was due to an increase in insurance premiums written in the Company's captive insurance operations and less premiums returned to customers than in prior periods due to unfavorable loss experience.

Net sales in the real estate segment were comparable with prior periods.

Gross Profit

Gross profit as a percentage of net sales for the quarter and year to date period ended September 11, 1999 was 13.8% and 13.0%, respectively, compared to 9.9% and 10.0% for the quarter and year to date period ended September 12, 1998, respectively. The increase in gross profit as a percentage of net sales is primarily the result of the Company's new retail grocery segment for which gross margins as a percentage of sales are typically higher than in wholesale operations.

The Company also experienced increases in gross profits in the convenience store distribution segment associated with the sale of cigarettes purchased prior to the $1.80 per carton price increase discussed above.

Operating and Administrative Expenses

Operating and administrative expenses as a percentage of net sales for the quarter and year to date period ended September 11, 1999 were 12.0% and 11.4%, respectively, compared to 8.6% and 8.7% for the quarter and year to date period ended September 12, 1998, respectively.

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

Operating and administrative expenses as a percentage of net sales in the grocery store distribution segment were comparable with prior periods. This segment experienced declines due to compensation costs associated with warehouse efficiency. These declines were offset, however, by a reduction in spending on Year 2000 remediation efforts and, as discussed previously, increases in sales of pharmacy, bakery and deli products. The incremental sales volumes of these products have exceeded the related incremental operating costs. Management of the Company expects its warehouse incentive program to improve operating efficiency and service to its customers. Incentive payments are made when improvements are made in quality or efficiency. Payments have been consistently made in one of the Company's warehouses and are beginning to be made in others.

Operating and administrative expenses as a percentage of net sales in the convenience store distribution segment decreased due to increased cigarette prices.

Restructuring Charge

On October 14, 1998, the Company's Board of Directors approved an initiative to replace the Company's Plymouth distribution center with a new multi-commodity distribution center in Northern Ohio. As of September 11, 1999, $6,489,342 has been accrued for contractual amounts to be paid under a collective bargaining agreement, additional severance pay, and amounts due in connection with the withdrawal from the union pension plan. Management expects additional severance costs to be recognized until the cessation of operations.

During the second quarter of Fiscal 2000, the Company acquired land in the Toledo, Ohio area for the construction of the new distribution facility. Effective September 21, 1999, the Company reached an agreement with the United Brotherhood of Teamsters to continue the cooperative process in locating a site and designing and building a new distribution facility to replace the current operation in Plymouth, Michigan. The Company is seeking a lease extension at the Plymouth site. In addition, the Company and the United Brotherhood of Teamsters have agreed to extend their current contract through June 30, 2000 if the new facility is located in Ohio or through September 30, 2000 if the new facility is located in Michigan.

Interest Expense and Income

Interest expense for the quarter and year to date period ended September 11, 1999 was .8% of net sales compared to .3% for the quarter and the year to date period ended September 12, 1998.

Total average borrowings increased to $283.0 million for the year to date period ended September 11, 1999, up from $106.3 million for the year to date period ended September 12, 1998. A majority of the increase occurred in the retail grocery segment due to the Company's acquisition of 44 retail grocery stores during Fiscal 1999 and Fiscal 2000. In addition, the Company's effective interest rate increased to 9.0% per annum for the year to date period ended September 11, 1999 from 8.2% per annum for the year to date period ended September 12, 1998. The increase is attributable to a new bank credit facility that was entered into during the fourth quarter of Fiscal 1999. Refer to "Liquidity and Capital Resources" section below for information regarding the new credit facility.

Interest income increased for both the quarter and the year to date period ended September 11, 1999 due to the short-term investment of cash borrowed under the credit facility in anticipation of the Company's acquisitions.

Gain on Sale of Assets

During the first quarter of Fiscal 2000, the Company recognized a gain of approximately $2.6 million in the retail grocery segment on the sale of common stock held in a supplier. During the year to date period ended September 12, 1998, the Company recognized gains of approximately $1.9 million on the sale of two retail properties in the real estate segment and incurred losses of approximately $700,000 on the disposal of certain technology-related equipment in the convenience store distribution segment.

Earnings Before Income Taxes

Earnings before income taxes for the quarter and year to date period ended September 11, 1999 were approximately $8.0 million and $15.6 million, respectively, compared to approximately $6.1 million and $14.7 million for the quarter and year to date period ended September 12, 1998, respectively.

Earnings before income taxes decreased by approximately $700,000 and $1.2 million, respectively, in the grocery store distribution segment due primarily to restructuring costs associated with the Company's Plymouth distribution center, increased interest costs attributable to higher interest rates under the new credit facility and an increase in compensation costs related to warehouse efficiency.

Earnings before income taxes were approximately $900,000 and $3.5 million, respectively, in the retail grocery segment. The earnings were comprised of a gain of approximately $2.6 million on the sale of common stock held in a supplier and approximately $900,000 in operating earnings. The comparable periods in the prior year did not include retail grocery operations. Management expects many of the existing retail grocery stores to incur operating losses in the third and fourth quarters of Fiscal 2000 as sales volumes are negatively impacted by seasonality. Management further anticipates that Fiscal 2000 results will conclude in a deficit position for the retail grocery segment. The Company has commenced several centralization efforts across all functions of the segment and anticipates improved earnings once centralization efforts are complete and other economies of scale realized. Consummation of the acquisition of Great Day, Inc. is expected to occur during the third or fourth quarter of Fiscal 2000 and is anticipated to positively impact earnings before income taxes of the Company.

Earnings before income taxes in the convenience store distribution segment increased by approximately $2.0 million and $1.5 million, respectively, due to increased gross profits associated with cigarette price increases and non-recurring losses on the disposal of equipment incurred in the prior year.

Earnings before income taxes decreased in the insurance segment by approximately $300,000 and $900,000, respectively, due primarily to an increase in outstanding loss reserves and higher underwriting expenses.

Earnings before income taxes in the real estate segment for the quarter ended September 11, 1999 were comparable with the quarter ended September 12, 1998 and decreased by approximately $1.9 million for the year to date period ended September 11, 1999, due primarily to gains on the sale of two retail properties recognized during the first quarter of the prior year.

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

The Company estimates that it already has replaced or converted approximately 95% of its non-compliant systems and that all major systems are Year 2000 compliant. The Company has spent approximately $6.1 million during the past two fiscal years and expects to incur an additional $400,000 to address the Year 2000 issues. The Company has delayed other non-critical development and support initiatives as a result of these expenditures. The Company believes that due to its current efforts and future plans the Year 2000 problem will not pose significant operational problems for the Company's computer systems. If all modifications and conversions to the Company's systems are not completed timely, however, or if the Company's customers, suppliers or financial institutions should fail to adequately modify their computer systems, the Year 2000 problem could have a material adverse impact on the Company's ability to order and distribute product as well as operate its insurance, retail and real estate and finance businesses. Management believes the Company's greatest exposure exists with its customers and suppliers and their inability to process business transactions should they fail to adequately address the Year 2000 problem. The Company is developing business interruption contingency plans designed to address adverse consequences potentially arising from the Year 2000.

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

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows generated from operations and borrowings under a senior secured credit facility. The credit facility consists of (a) a Revolving Credit Facility in the amount of $100 million with a term of six years, (b) a Term Loan A in the amount of $100 million with a term of six years, (c) an Acquisition Facility in the amount of $75 million with a term of seven years and (d) a Term Loan B in the amount of $150 million with a term of eight years. As of September 11, 1999, $250 million was outstanding under this credit facility. Management believes that cash flows generated from operations and available borrowings under the Revolving Credit Facility will be sufficient to support operations in the future.

The Company is also permitted to sell variable rate promissory notes under a note offering with a total principal amount of $100,000,000. The notes are offered in minimum denominations of $1,000 and may be issued by the Company at any time, although the Company's bank credit agreement restricts the total amount outstanding under the offering to approximately $16.1 million. As of September 11, 1999, approximately $52.6 million of these notes had been issued and approximately $15.0 million were outstanding.

While the Company's current ratio decreased from 1.77 to 1.00 at March 27, 1999 to 1.55 to 1.00 at September 11, 1999, working capital increased. Management does not expect working capital to significantly change during the remainder of Fiscal 2000.

The Company's debt to equity ratio increased from 2.24 to 1.00 at March 27, 1999 to 2.30 to 1.00 at September 11, 1999. The increase in leverage is due primarily to the assumption of certain debt in connection with the acquisitions of Family Fare and Glen's. Proceeds from long-term borrowings used to acquire both Family Fare and Glen's were received during Fiscal 1999. Management continues to evaluate other acquisition opportunities, which could increase the Company's current leverage position if consummated.

The Company's total capital structure includes borrowings under the senior secured credit facility, variable rate promissory notes, various other debt instruments and leases. In connection with the acquisition of retail grocery stores, the Company has either assumed or entered into operating leases on retail grocery stores with terms up to 20 years. Upon consummation of the anticipated acquisition of Great Day, Inc., the Company is expected to assume or enter into operating leases on three retail grocery stores. Management continues to evaluate other acquisition opportunities, which could result in additional leases being entered into if consummated.

The Company is currently in the process of replacing its Plymouth distribution center with a new multi-commodity distribution center. Management is currently in negotiations regarding the construction and financing of the new distribution center. It is expected that the Company will enter into a long-term leasing arrangement for the operation of this facility.

Recent Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS

No. 133 as required no later than April 1, 2001, and is currently assessing the impact of adoption on its consolidated financial statements.

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

Anticipated future sales are subject to competitive pressures from many sources. The Company's grocery store and convenience store distribution segments compete with numerous warehouse discount stores, supermarkets, pharmacies and product manufacturers. Sales volumes in the Company's convenience store distribution segment may continue to be negatively impacted by increased cigarette prices. The Company's insurance segment is subject to intense competition from numerous insurance agents and insurance companies, especially in the property and casualty insurance markets. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees. Additionally, future sales will be dependent on the number of retail stores owned and operated by the Company and competitive pressures in the retail industry.

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

The Company's estimated costs and completion dates for addressing Year 2000 issues, as well as the estimated potential effects on the Company's business operations arising from Year 2000 issues, are based upon management's best estimates. These estimates were derived using numerous assumptions with respect to future events. Actual results could differ materially from those anticipated if there are greater than expected disruptions or costs experienced by the Company or its customers or suppliers in connection with the Year 2000, including unanticipated delays in correcting Year 2000 problems; increased costs of training personnel; increased costs associated with the Company's retail store acquisitions; the interruption of electronic or telephonic communications; the interruption in banking or commercial payment systems; transportation delays; the failure of basic utilities; or other similar events or factors. Accordingly, there can be no guarantee that the Company's estimates will be achieved.

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

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

For a discussion of certain litigation, reference is made to "Contingencies" in the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on July 21, 1999 at which the shareholders elected the following directors:

	Votes For	Votes Withheld

James G. Buick	6,669,518	258,814
Martin P. Hill	6,669,518	258,814
Dan R. Prevo	6,669,518	258,814
Russell H. VanGilder, Jr.	6,669,518	258,814

The directors whose terms continued after the meeting are as follows: Parker T. Feldpausch, Roger L. Boyd, John S. Carton, Alex J. DeYonker, Ronald A. DeYoung and James B. Meyer.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

27	Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 22, 1999	SPARTAN STORES, INC. (Registrant) By /s/Charles B. Fosnaugh Charles B. Fosnaugh Vice President Development (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

27	Financial Data Schedule