Form 10-Q
period 2000-01-01
SPARTAN STORES INC
filed 2000-02-15
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2000.

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

Yes X	No ____

As of January 29, 2000, the registrant had 9,913,226 outstanding shares of Class A Common Stock, $2 par value.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 1,	March 27,
ASSETS	2000	1999

Current assets
Cash and cash equivalents	$ 42,821,749	$ 44,112,178
Marketable securities	19,804,314	21,058,381
Accounts receivable	87,599,704	75,940,878
Inventories	108,415,754	82,186,247
Prepaid expenses	5,181,433	5,990,909
Deferred taxes on income	5,370,794	5,025,000
Total current assets	269,193,748	234,313,593

Restricted Cash	-	78,143,825
Deposits	-	43,856,175
Goodwill	100,577,082	5,943,685
Other assets	19,602,168	18,128,524

Property and equipment
Land and improvements	32,908,148	32,891,952
Buildings and improvements	154,607,687	137,853,451
Equipment	179,520,184	145,270,179
	367,036,019	316,015,582
Less accumulated depreciation and amortization	176,773,878	157,667,516
Net property and equipment	190,262,141	158,348,066

Total assets	$ 579,635,139	$ 538,733,868

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$95,597,685	$83,333,101
Accrued payroll and benefits	23,979,404	18,848,809
Insurance reserves	15,792,740	14,164,064
Other accrued expenses	22,830,095	11,228,699
Current maturities of long-term debt and capital
lease obligations	20,197,281	5,726,153
Total current liabilities	178,397,205	133,300,826

Deferred taxes on income	2,202,406	2,125,000
Postretirement benefits other than pensions	5,170,421	4,970,421
Long-term debt and capital lease obligations	268,051,272	271,428,449
Other long-term liabilities	57,012	5,847,782

Shareholders' equity
Class A common stock, voting, par value
$2 per share; authorized 20,000,000 shares;
outstanding 9,916,441 and 10,844,416 shares	19,832,882	21,688,832
Additional paid-in capital	12,865,065	13,814,823
Retained earnings	93,058,876	85,557,735
Total shareholders' equity	125,756,823	121,061,390

Total liabilities and shareholders' equity	$ 579,635,139	$ 538,733,868

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Third Quarter (16 Weeks) Ended
	January 1, 2000	January 2, 1999

Net sales	$ 954,885,472	$ 841,097,922

Costs and expenses
Cost of sales	828,684,494	752,471,276
Operating and administrative	113,583,375	70,626,982
Restructuring charge	(5,539,801)	5,301,936
Interest expense	7,616,518	2,529,188
Interest income	(1,272,749)	(780,640)
Other (gains) and losses	958,441	(54,927)

Total costs and expenses	944,030,278	830,093,815

Earnings before income taxes	10,855,194	11,004,107

Income taxes	4,064,299	4,085,000

Net earnings	$ 6,790,895	$ 6,919,107

Basic and diluted net earnings per share	$ 0.68	$ 0.63

Weighted average shares outstanding:

Basic	9,969,984	10,989,089

Diluted	9,976,495	10,993,528

Dividends declared per share	$ 0.0125	$ 0.0125

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Year-to-Date (40 Weeks) Ended
	January 1, 2000	January 2, 1999

Net sales	$ 2,358,311,370	$ 2,044,622,088

Costs and expenses
Cost of sales	2,049,257,867	1,834,625,555
Operating and administrative	273,132,782	175,791,444
Restructuring charge	(4,748,197)	5,301,936
Interest expense	19,418,734	6,569,006
Interest income	(3,487,468)	(2,109,912)
Other gains	(1,721,296)	(1,243,133)

Total costs and expenses	2,331,852,422	2,018,934,896

Earnings before income taxes	26,458,948	25,687,192

Income taxes	9,604,693	9,325,000

Net earnings	$ 16,854,255	$ 16,362,192

Basic and diluted net earnings per share	$ 1.66	$ 1.45

Weighted average shares outstanding:

Basic	10,132,577	11,249,659

Diluted	10,139,088	11,254,098

Dividends declared per share	$ 0.0375	$ 0.0375

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Class A Common Stock	Additional Paid-In Capital	Retained Earnings

Balance - March 29, 1998	$ 22,887,970	$ 16,431,937	$ 74,872,344

Class A common stock transactions

846,705 shares purchased	(1,693,410)	(5,108,183)	(3,557,881)
247,136 shares issued	494,272	2,491,069

Net earnings			14,798,986

Cash dividends - $.05 per share			(555,714)
Balance - March 28, 1999	21,688,832	13,814,823	85,557,735

Class A common stock transactions

1,179,773 shares purchased	(2,359,546)	(3,738,866)	(8,974,156)
251,798 shares issued	503,596	2,789,108

Net earnings			16,854,255

Cash dividends - $.0375 per share			(378,958)
Balance - January 1, 2000	$19,832,882	$ 12,865,065	$ 93,058,876

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year-to-Date (40 Weeks) Ended
	January 1, 2000	January 2, 1999
Cash flows from operating activities
Net earnings	$ 16,854,255	$ 16,362,192
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	25,810,552	16,079,691
Restructuring charge	(4,748,197)	5,301,936
Post-retirement benefits other than pensions	200,000	250,000
Deferred taxes on income	(268,388)	(1,657,500)
Other Gains	(1,721,296)	(1,243,133)
Change in assets and liabilities, net of acquisitions:
Marketable securities	1,888,884	(2,233,412)
Accounts receivable	(7,357,013)	(3,559,135)
Inventories	2,583,750	5,628,318
Prepaid expenses	1,090,161	735,004
Accounts payable	(4,980,314)	6,434,323
Accrued payroll and benefits	(394,422)	(2,057,011)
Insurance reserves	869,050	(737,290)
Other accrued expenses	7,963,533	655,123
Net cash provided by operating activities	37,790,555	51,191,398

Cash flows from investing activities
Purchases of property and equipment	(14,239,618)	(13,245,533)
Proceeds from the sale of property and equipment	6,012,478	4,428,129
Decrease in restricted cash	78,143,825	-
Acquisitions, net of cash acquired	(101,266,859)	-
Other	2,325,818	2,667,332
Net cash used in investing activities	(29,024,356)	(6,150,072)

Cash flows from financing activities
Changes in notes payable	-	(35,500,000)
Proceeds from long-term borrowings	2,685,217	14,852,254
Repayment of long-term debt and capital lease obligations	(7,447,896)	(18,122,952)
Proceeds from sale of common stock	3,292,703	2,339,899
Common stock purchased	(8,207,694)	(9,310,556)
Dividends paid	(378,958)	(420,156)
Net cash used in financing activities	(10,056,628)	(46,161,511)

Net decrease in cash and cash equivalents	(1,290,429)	(1,120,185)
Cash and cash equivalents at beginning of year	44,112,178	37,026,640
Cash and cash equivalents at end of period	$ 42,821,749	$ 35,906,455

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies

The 1999 Annual Report on Form 10-K of Spartan Stores, Inc. (the "Company") contains a summary of significant accounting policies in the notes to consolidated financial statements. The Company follows the same accounting policies in the preparation of interim financial statements.

Reclassifications

Certain reclassifications have been made to the March 27, 1999 presentation in order to conform to the January 1, 2000 presentation.

Statement of Registrant

The data presented herein is unaudited, but in the opinion of management includes all adjustments (which consist solely of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at January 1, 2000 and the results of their operations and the changes in cash flows for the periods ended January 1, 2000 and January 2, 1999. These interim results are not necessarily indicative of the results of the fiscal years as a whole.

New Accounting Standard

Effective March 28, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result, the Company capitalizes internal labor costs associated with the application development phase of software purchased or developed for internal use. The adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

Impairment of Long-Lived Assets

During the third quarter ended January 1, 2000, the Company recognized an impairment loss of $1.1 million on a property vacated by a lessee that is currently being marketed by the Company's real estate segment. The impairment loss is recorded in other gains and losses in the accompanying Consolidated Statements of Earnings.

Subsequent Event

On January 12, 2000, the Company entered into a definitive agreement to sell all of the issued and outstanding shares of capital stock of Shield Benefit Administrators, Inc. ("Shield Benefit"), a wholly owned subsidiary. Shield Benefit is a third party claims administrator in the Company's insurance segment. Shield Benefit's net earnings, for the year-to-date periods ended January 1, 2000 and January 2, 1999, were approximately $74,000 and $24,000, respectively. The transaction is expected to be consummated in March 2000.

Acquisitions

On January 4, 1999, the Company's wholly owned subsidiary Valuland, Inc. ("Valuland"), acquired certain assets and assumed certain liabilities of Ashcraft's Market, Inc. ("Ashcraft's"), an operator of eight retail grocery stores located primarily in mid-Michigan. The acquisition of Ashcraft's was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities are included in the accompanying Consolidated Balance Sheets at values representing an allocation of the purchase price. The operations of Ashcraft's are included in the Consolidated Statements of Earnings from the date of acquisition.

On March 29, 1999, Valuland acquired all the issued and outstanding shares of Family Fare, Inc., Family Fare Management Services, Inc. and Family Fare Trucking, Inc. (collectively "Family Fare"). On May 19, 1999, Valuland acquired certain assets and assumed certain liabilities associated with the retail grocery, pharmacy and transportation business of Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. (collectively "Glen's"). On December 4, 1999, Valuland acquired all the issued and outstanding shares of Great Day, Inc. and Great Day Pharmacy, Inc. (collectively "Great Day"), an operator of three retail grocery stores and three pharmacies located in Western Michigan. The acquisitions of Family Fare, Glen's, and Great Day have been accounted for as purchases, accordingly, the acquired assets and assumed liabilities are included in the accompanying Consolidated Balance Sheet as of January 1, 2000 at values representing an allocation of the purchase prices. Of the total purchase prices, $1.0 million is being held as contingent consideration until the related contingencies are discharged. The combined purchase price for the three acquisitions amounted to $138.3 million. The excess of the purchase price over the valuation of the tangible assets and liabilities of Family Fare, Glen's, and Great Day amounted to approximately $95.2 million and was assigned to goodwill. Goodwill is being amortized using the straight-line method over the estimated period benefited of forty years.

The Consolidated Statement of Earnings for the year-to-date period ended January 1, 2000, includes the operations of Family Fare from March 29, 1999, the operations of Glen's from May 19, 1999, and the operations of Great Day from December 4, 1999. The following unaudited pro forma information presents summary Consolidated Statements of Earnings data of the Company as if the acquisitions of Great Day, Glen's, Family Fare and Ashcraft's had occurred at the beginning of the earliest period presented. These pro forma results are based upon assumptions considered appropriate by management and include adjustments as considered necessary in the circumstances. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the acquisitions of Great Day, Glen's, Family Fare, and Ashcraft's taken place on the dates indicated or which may be reported in the future.

	Third Quarter (16 Weeks) Ended		Year-to-Date (40 Weeks) Ended
Proforma	January 1, 2000 (Unaudited)	January 2, 1999 (Unaudited)	January 1, 2000 (Unaudited)	January 2, 1999 (Unaudited)

Net sales	$963,369,472	$933,855,210	$2,403,288,952	$2,279,746,873

Net earnings	$6,860,043	$6,023,675	$16,736,700	$15,466,129

Basic and diluted net earnings
per share	$0.69	$0.55	$1.65	$1.37

Effective January 1, 2000, Valuland, Inc. changed its legal name to Family Fare, Inc.

Restructuring Charge

On October 14, 1998, the Company's Board of Directors approved an initiative to replace the Company's Plymouth distribution center with a new multi-commodity distribution center. During the second quarter ended September 11, 1999, the Company acquired land for approximately $1.3 million in the Toledo, Ohio area for the construction of the new distribution facility. Additionally, $6.5 million had been accrued for contractual amounts to be paid under a collective bargaining agreement, severance pay, and amounts due in connection with the withdrawal from the union pension plan.

Subsequent to the above developments, the Company and its collective bargaining work force were in discussions on how efficiency at the current location could be improved. On November 2, 1999, the Company and its collective bargaining work force reached an agreement to begin to design innovative work teams with the goal to improve warehouse productivity. Additionally, over the past fifteen months the Company has acquired 47 retail grocery stores throughout western and northern Michigan and it is the Company's intention to continue on such a course as additional opportunities present themselves. Due to the Company's significant commitment to the retail grocery segment and the potential for improved productivity at its Plymouth facility, the Company has reconsidered its decision to close this facility and has entered into a five-year lease agreement on the Plymouth distribution center. Therefore, the Company reduced the restructuring accrual by $5.5 million to reflect costs that no longer are expected to be incurred. The remaining accrual exists for certain severance payments for which the Company is obligated.

Long-Term Debt and Capital Lease Obligations

In connection with the Company's acquisition of Family Fare and Glen's, the Company assumed $14.7 million in long-term debt and capital lease obligations.

The Company manages interest rate risk on a portion of its debt through the use of an interest rate swap agreement that is effective from June 30, 1999 to June 29, 2003. Under the terms of the agreement, the Company is protected against increases in interest rates from and after the date of the agreement in the initial aggregate notional amount of $162.5 million, which decreases in proportion to principal payments made on the Term Loan A and the Term Loan B under the Company's credit facility. The aggregate notional amount will be $123.7 million at the end of the agreement's four year term. The notional amount is used quarterly in the determination of cash settlements under the agreement.

The interest rate swap agreement exposes the Company to credit losses from counter-party nonperformance, although losses are not anticipated from its agreement, which is with a major financial institution. The interest rate swap agreement is accounted for on the accrual basis. Amounts to be paid or received under the agreement are recognized as interest expense or income in the period they accrue. The Company does not hold or issue interest rate swap agreements for trading purposes.

Contingencies

Thirty actions have been filed in state courts in Pennsylvania against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including J.F. Walker Company, Inc. ("J.F. Walker"), a subsidiary of the Company. All of the Pennsylvania actions were filed by individual plaintiffs pursuant to a special notice procedure which does not include any formal complaint. In these separate cases, the Company expects that the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. The Company believes that J.F. Walker has valid defenses to these legal actions. These actions are being vigorously defended. It has been determined that J.F. Walker is not a defendant in three of the thirty cases that were filed. Five plaintiffs have withdrawn their complaints, and the Company understands that they will not pursue their cases. In addition, all but one of the remaining Pennsylvania actions have been dismissed without prejudice pursuant to a Dismissal and Tolling Agreement under which certain defendants, including J.F. Walker, have agreed not to raise the defense of statute of limitations or laches if an action is filed by a plaintiff before March 31, 2000. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify J.F. Walker from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of the Company.

Leases

In connection with the Company's acquisitions of Family Fare, Glen's, and Great Day, the Company has either assumed or entered into operating leases on 38 retail grocery store facilities. Future minimum obligations under those operating leases are as follows:

Year ending March,

2000	$ 7,896,499
2001	8,078,100
2002	8,008,193
2003	7,837,626
2004	7,543,938
Later	55,941,519

Total future minimum obligations	$95,305,875

Several of the leases provide for minimum and contingent rentals based upon stipulated sales volumes. Rent expense for the year-to-date period ended January 1, 2000 under these leases amounted to approximately $5.6 million.

Supplemental Cash Flow Information

In conjunction with the acquisitions of Family Fare, Glen's, and Great Day, the Company assumed certain liabilities approximating $43.1 million. In addition, approximately $28.7 million (net of cash acquired) was included in Deposits at March 27, 1999 for the purchase of Family Fare and was allocated among acquired assets and assumed liabilities upon consummation of the acquisition on March 29, 1999. Also, approximately $6.9 million was included in Deposits at March 27, 1999 for the redemption of common stock that occurred during the quarter ended June 19, 1999.

Operating Segment Information

As a result of four recent acquisitions, the Company owns and operates the following retail grocery stores that together comprise the Company's retail grocery segment.

Name store operates under	Number of stores	Geographic region
Ashcraft's Markets	8	Mid-Michigan
Family Fare Supermarkets	13	Western Michigan
Glen's Markets	23	Northern Michigan
Great Day Markets	3	Western Michigan

Revenue in the retail grocery segment is recognized when product is sold to consumers.

The following tables set forth information required by Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information."

	Third Quarter (16 weeks) Ended
	January 1, 2000 (Unaudited)	January 2, 1999 (Unaudited)
Net Sales:
Grocery store distribution sales	$603,598,101	$584,181,360
Inter-segment sales	(110,539,266)	(10,277,074)
Grocery store distribution sales to external customers	493,058,835	573,904,286

Retail grocery sales	175,161,669	2,073,745

Convenience store distribution sales	283,432,387	258,671,378
Inter-segment sales	(3,265,410)	-
Convenience store distribution sales to external customers	280,166,977	258,671,378

Insurance sales	4,043,258	3,932,710
Inter-segment sales	(87,881)	(121,569)
Insurance sales to external customers	3,955,377	3,811,141

Real estate	2,542,614	2,637,372

Total	$954,885,472	$841,097,922

	Year-to-Date (40 weeks) Ended
	January 1, 2000 (Unaudited)	January 2, 1999 (Unaudited)
Net Sales:
Grocery store distribution sales	$1,456,706,270	$1,411,425,603
Inter-segment sales	(245,538,080)	(27,080,076)
Grocery store distribution sales to external customers	1,211,168,190	1,384,345,527

Retail grocery sales	408,797,714	2,073,745

Convenience store distribution sales	729,430,625	638,394,591
Inter-segment sales	(11,278,824)	-
Convenience store distribution sales to external customers	718,151,801	638,394,591

Insurance sales	12,828,304	12,197,244
Inter-segment sales	(365,091)	(380,009)
Insurance sales to external customers	12,463,213	11,817,235

Real estate	7,730,452	7,990,990

Total	$2,358,311,370	$2,044,622,088

	Third Quarter (16 weeks) Ended
	January 1, 2000 (Unaudited)	January 2, 1999 (Unaudited)
Earnings before income taxes:
Grocery store distribution	$10,158,525	$ 41,398
Retail grocery	(2,481,907)	(348,148)
Convenience store distribution	3,003,553	9,820,907
Insurance	744,126	951,529
Real estate	(569,103)	538,421

Total	$10,855,194	$11,004,107

	Year-to-Date (40 weeks) Ended
	January 1, 2000 (Unaudited)	January 2, 1999 (Unaudited)
Earnings before income taxes:
Grocery store distribution	$15,054,254	$ 6,158,351
Retail grocery	978,626	(348,148)
Convenience store distribution	9,000,512	14,351,197
Insurance	1,071,780	2,192,819
Real estate	353,776	3,332,973

Total	$26,458,948	$25,687,192

	January 1, 2000 (Unaudited)	March 27, 1999 (Unaudited)
Total assets:
Grocery store distribution	$423,579,585	$415,726,183
Retail grocery	210,570,990	26,521,122
Convenience store distribution	81,689,620	84,693,147
Insurance	29,482,235	30,354,134
Real estate	57,934,826	60,146,801
Less - eliminations	(223,622,117)	(78,707,519)

Total	$579,635,139	$538,733,868

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

Third Quarter (16 Weeks) Ended		Year-to-Date (40 Weeks) Ended
January 1, 2000 (Unaudited)	January 2, 1999 (Unaudited)	January 1, 2000 (Unaudited)	January 2, 1999 (Unaudited)

Net Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	13.2	10.5	13.1	10.3
Less:
Operating and administrative expenses	12.0	8.4	11.6	8.6
Restructuring charge	(.6)	.6	(.2)	.3
Interest expense	.8	.3	.8	.3
Interest income	(.1)	(.1)	(.1)	(.1)
Other (gains) and losses	-	-	(.1)	(.1)
Total	12.1	9.2	12.0	9.0
Earnings before income taxes	1.1	1.3	1.1	1.3
Income taxes	.4	.5	.4	.5
Net earnings	.7%	.8%	.7%	.8%

Net Sales

Net sales for the quarter and year-to-date period ended January 1, 2000 increased $113.8 million and $313.7 million, respectively, compared to the quarter and year-to-date period ended January 2, 1999.

Net sales in the grocery store distribution segment, including corporate owned stores, increased by $19.4 million and $45.3 million, respectively. While the Company continues to experience declines in sales of grocery products, sales of its general merchandise and perishable product offerings have outpaced prior year levels. Total warehouse sales of these core products have increased by approximately 1.1% or $13.4 million on a year-to-date basis. Additionally, certain direct sales of pharmacy, bakery and delicatessen products have increased by approximately 33.1% or $43.9 million on a year-to-date basis. Partially offsetting these increases are declines in sales of retail store equipment, direct sales of grocery products and freight revenue due to the cessation of the Company's Over-the-Road trucking business.

Net sales to independently owned customers ("external customers") in the grocery store distribution segment declined by approximately $80.8 million and $173.2 million, respectively. During Fiscal 1999 and Fiscal 2000, the Company acquired four retail grocery store chains comprised of 47 stores that the Company had supplied previously as a wholesaler. As a result of these acquisitions, the Company eliminated approximately $100.3 million and $218.5 million, respectively, in inter-segment sales to corporate-owned retail grocery stores in the grocery store distribution segment. However, the acquisitions resulted in an increase in total consolidated net sales as discussed below.

The Company's retail grocery segment consists of 47 retail grocery stores acquired since the third quarter of Fiscal 1999. The acquired stores continue to operate under the existing names of Ashcraft's Markets, Family Fare Supermarkets, Glen's Markets, and Great Day Markets. Net sales in the retail grocery segment increased $173.1 million and $406.7 million, respectively, for the quarter and year-to-date period ended January 1, 2000. Including the impact of eliminating inter-segment sales as discussed above, these acquisitions resulted in approximately $72.8 million and $188.2 million, respectively, in incremental consolidated net sales. Management continues to evaluate other acquisition opportunities in the retail grocery industry and expects these anticipated acquisitions to contribute to future sales growth.

The Company's retail grocery segment maintains 31 store locations within northern and mid-Michigan, which are impacted by tourism and thus experience seasonal fluctuations in net sales volume throughout the fiscal year. The seasonal impact on net sales for the third quarter ended January 1, 2000, was offset by the quarter's 16 weeks as compared to the typical 12 week quarter and the Company's acquisition of Great Day.

Net sales to external customers in the convenience store distribution segment increased by approximately $21.5 million and $79.8 million, respectively. The increase is primarily the result of increases in cigarette prices. During the third quarter of Fiscal 1999, cigarette manufacturers increased the price of cigarettes by $4.50 per carton or approximately 33%. During the second quarter of Fiscal 2000, cigarette manufacturers again increased the price of cigarettes by $1.80 per carton or approximately 10%. While the Company has experienced decreases in the volume of cigarette cartons sold as a result of price increases, it has been successful in keeping the decreases below industry trends quoted at approximately 8%. Subsequent to January 1, 2000, another price increase of $1.30 per carton was announced.

Net sales to external customers in the insurance segment increased by approximately $144,000 and $646,000, respectively. The increase was due to an increase in insurance premiums written in the Company's captive insurance operations and a reduction in premiums returned to customers due to unfavorable loss experience.

Net sales in the real estate segment were comparable with prior periods.

Gross Profit

Gross profit as a percentage of net sales for the quarter and year-to-date periods ended January 1, 2000 was 13.2% and 13.1%, respectively, compared to 10.5% and 10.3% for the quarter and year-to-date period ended January 2, 1999, respectively. The increase in gross profit as a percentage of net sales is primarily the result of the Company's new retail grocery segment, for which gross margins as a percentage of sales are typically higher than in wholesale operations. This increase was partially offset by a return in gross profit as a percentage of net sales to historical levels in the convenience store distribution segment. During the third quarter of Fiscal 1999, the convenience store distribution segment experienced a significant improvement in gross margins associated with the sale of cigarettes purchased prior to the 33% price increase discussed in the "Net Sales" section above.

Operating and Administrative Expenses

Operating and administrative expenses as a percentage of net sales for the quarter and year-to-date period ended January 1, 2000 were 12.0% and 11.6%, respectively, compared to 8.4% and 8.6% for the quarter and year-to-date period ended January 2, 1999, respectively. The increase in operating and administrative expenses as a percentage of net sales is primarily attributable to the retail grocery and insurance segments. The Company's acquisition of retail grocery stores has caused operating and administrative expenses to increase as a percentage of net sales as operating costs are typically higher in retail operations than in wholesale operations. The increase in the insurance segment is due primarily to an increase in outstanding loss reserves.

Restructuring Charge

On October 14, 1998, the Company's Board of Directors approved an initiative to replace the Company's Plymouth distribution center with a new multi-commodity distribution center. During the second quarter, the Company acquired land for approximately $1.3 million in the Toledo, Ohio area for the construction of the new distribution facility. As of the end of the Company's second quarter, $6.5 million had been accrued for contractual amounts to be paid under a collective bargaining agreement, additional severance pay, and amounts due in connection with the withdrawal from the union pension plan.

Subsequent to the above developments, management and its collective bargaining work force were in discussions on how efficiency at the current location could be improved. On November 2, 1999, management of the Company and the collective bargaining work force reached an agreement to begin to design innovative work teams with the goal to improve warehouse productivity. Due to the Company's significant commitment to the retail grocery segment and the potential for improved productivity at its Plymouth facility, the Company has reconsidered its decision to close this facility and has entered into a five-year lease agreement on the Plymouth distribution center. Therefore, the Company reduced the restructuring accrual by $5.5 million to reflect costs that no longer are expected to be incurred. The remaining accrual exists for certain severance payments for which the Company is obligated.

Interest Expense and Income

Interest expense for the quarter and year-to-date period ended January 1, 2000 was .8% of net sales, compared to .3% for the quarter and the year-to-date period ended January 2, 1999.

Total average borrowings increased to $282.7 million for the year-to-date period ended January 1, 2000, up from $112.6 million for the year-to-date period ended January 2, 1999. A majority of the increase occurred in the retail grocery segment due to the Company's acquisition of 47 retail grocery stores during Fiscal 1999 and Fiscal 2000. In addition, the Company's effective borrowing rate increased to 8.9% per annum for the year-to-date period ended January 1, 2000, up from 7.6% per annum for the year-to-date period ended January 2, 1999. The increase is attributable to a new bank credit facility that was entered into during the fourth quarter of Fiscal 1999.

Interest on the Company's bank credit facility is payable quarterly based on the applicable LIBOR rate (currently the 90 day LIBOR) or the applicable Base Rate (higher of the prime rate or the federal funds rate plus 0.5% per annum) plus stipulated margins. While the Company is subject to variable interest rates, an interest rate swap agreement is used to manage interest rate risk on 65% of the $249.8 million currently outstanding. Refer to the "Liquidity and Capital Resources" section below for more information regarding the new credit facility.

Interest income increased for both the quarter and the year-to-date period ended January 1, 2000, due to the short-term investment of cash borrowed under the credit facility in anticipation of the Company's acquisitions.

Other Gains and Losses

During the first quarter ended June 19, 1999, the Company recognized a gain of approximately $2.6 million in the retail grocery segment on the sale of common stock held in a supplier. During the third quarter ended January 1, 2000, the Company recognized an impairment loss of $1.1 million on a property vacated by a lessee which is currently being marketed by the Company's real estate segment. During the year-to-date period ended January 2, 1999, the Company recognized gains of approximately $1.9 million on the sale of two retail properties in the real estate segment and incurred losses of approximately $700,000 on the disposal of certain technology-related equipment in the convenience store distribution segment.

Net Earnings

Net earnings for the third quarter and year-to-date period ended January 1, 2000 were $6.8 million and $16.9 million, respectively. Net earnings for the third quarter and year-to-date period ended January 2, 1999 were $6.9 million and $16.4 million, respectively.

Year 2000 Readiness Disclosure

During Fiscal 1997, the Company began assessing the ability of its computers and other systems to accurately process date and time data in connection with the Year 2000. As a result of this assessment, the Company developed a plan that addressed internally developed systems, purchased systems, imbedded processors and third party risks. The strategy for internally developed systems was to replace or convert non-compliant systems or eliminate unnecessary systems. The Company used both internal resources as well as contracted consultants to assist in this process. The Company also completed an inventory of its purchased systems and imbedded processors, contacted or attempted to contact the related vendors or manufacturers to determine their Year 2000 compliance, and either replaced, converted or eliminated the purchased systems that the Company was informed or otherwise determined were not Year 2000 compliant. The Company identified a small number of systems having non-compliant imbedded processors and replaced or repaired substantially all those identified. The Company also mailed inquiries to its customers, suppliers and financial institutions relative to their Year 2000 compliance status. Finally, the Company developed business interruption contingency plans designed to address adverse consequences potentially arising from the Year 2000.

At the time of filing this report, the Company has not experienced any significant incidents related to Year 2000 issues and there has been no interruption of normal business activities and operations. The Company will continue to monitor all systems for Year 2000 concerns and will continue to communicate with its major customers, suppliers and financial institutions throughout 2000.

This Year 2000 Readiness Disclosure is in part based upon and repeats information provided to the Company by outside sources, including its suppliers, customers, outside consultants and other business partners and the manufacturers, vendors and licensors of the Company's software, hardware and other systems and equipment.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows generated from operations and borrowings under a senior secured credit facility. The credit facility consists of (a) a Revolving Credit Facility in the amount of $100.0 million with a term of six years, (b) a Term Loan A in the amount of $100.0 million with a term of six years, (c) an Acquisition Facility in the amount of $75.0 million with a term of seven years and (d) a Term Loan B in the amount of $150.0 million with a term of eight years. As of January 1, 2000, $249.8 million was outstanding under this credit facility. Management believes that cash flows generated from operations and available borrowings under the Revolving Credit Facility will be sufficient to support operations in the future. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, taxes, depreciation and amortization as defined in the agreement.

The Company is also permitted to sell variable rate promissory notes under a note offering with a total principal amount of $100.0 million. The notes are offered in minimum denominations of $1,000 and may be issued by the Company at any time, although the Company's bank credit agreement restricts the total amount outstanding under the offering to approximately $16.1 million. As of January 1, 2000, approximately $15.6 million of these notes were outstanding.

The Company's current ratio decreased from 1.77 to 1.00 at March 27, 1999 to 1.51 to 1.00 at January 1, 2000 and working capital decreased from $102.0 million to $91.0 million. The declines are primarily the result of installments under the Company's Term Loan A becoming current.

The Company's debt to equity ratio decreased from 2.24 to 1.00 at March 27, 1999 to 2.13 to 1.00 at January 1, 2000 due to scheduled principal payments and current earnings. Management continues to evaluate other acquisition opportunities, which if consummated could increase the Company's current leverage position.

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

Operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: software development activities; unanticipated labor shortages, stoppages or disputes; business acquisitions, including the Company's acquisition of retail stores; business divestitures; the transition of the business operations of recently acquired retail stores; the defense, settlement or adverse judgments in connection with current or future legal or administrative proceedings; and the discontinuance of the Over-the-Road freight department. The Company's future interest expense and income also may differ from current expectations, depending upon: the amount of additional borrowings necessary in connection with retail store acquisitions; interest rate fluctuations; cigarette inventory levels; retail property sales; the volume of notes receivable; and the amount of fees received on delinquent accounts, among other factors.

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

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

27	Financial Data Schedule

(b)	Reports on Form 8-K: No reports on Form 8-K have been filed during the period for which this report is filed.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2000	SPARTAN STORES, INC. (Registrant) By /s/David M. Staples David M. Staples Vice President Finance and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

27	Financial Data Schedule