Form 10-K405
period 2000-03-25
SPARTAN STORES INC
filed 2000-06-20
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 25, 2000.

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________.

Commission File Number: 33-41791

SPARTAN STORES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction) of Incorporation or Organization)	38-0593940 (I.R.S. Employer Identification No.)

850 76th Street, S.W. P.O. Box 8700 Grand Rapids, Michigan (Address of Principal Executive Offices)	49518 (Zip Code)

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

Yes   X                             No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 -K. (Not Applicable)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 15, 2000, was $110,357,482.

The number of shares of the registrant's Class A Common Stock, $2 par value, outstanding at June 15, 2000, was 9,970,770 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Item 1.    Business

General Development

Spartan Stores, Inc. is a premier regional food retailer and distributor based in Grand Rapids, Michigan. As a result of four acquisitions since January 1999, Spartan Stores operates 47 retail grocery stores in Michigan. Its company-owned grocery stores operate under the banners of Ashcraft's Markets, Family Fare, Glen's Markets and Great Day. Spartan Stores also operates two grocery distribution centers in Michigan from which it supplies a comprehensive selection of national brand and private label grocery and related products to approximately 400 retail grocery store customers. In addition to its retail food and grocery distribution businesses, Spartan Stores distributes assorted products to approximately 9,600 convenience stores and other retail locations in nine states and provides real estate and insurance services in connection with both its retail and wholesale business operations.

Spartan Stores' business strategy includes growing its retail operations primarily through acquisitions while increasing efficiencies in its distribution operations. Spartan Stores looks to expand its retail operations in the midwestern United States. Continued expansion of its retail grocery business will allow Spartan Stores to more fully realize operational efficiencies throughout the supply chain and expand its geographic coverage and value offerings. These operational efficiencies will benefit both the company-owned retail grocery stores as well as independent food retailers supplied by Spartan Stores.

On April 6, 2000, Spartan Stores entered into a merger agreement with Seaway Food Town, Inc. ("Seaway"), a leading regional supermarket chain operating predominantly in northwest and central Ohio and southeast Michigan. For more information concerning this proposed merger, see "Anticipated Merger With Seaway Food Town," below. Pro forma financial information concerning this merger is set forth in "Item 8-Financial Statements and Supplementary Data," following the notes to the consolidated financial statements included in that item.

Spartan Stores operates its company-owned retail grocery stores through a wholly owned subsidiary, Family Fare, Inc., and conducts its grocery distribution business directly through Spartan Stores, Inc. Spartan Stores conducts its other business operations through a number of wholly owned subsidiaries. L&L/Jiroch Company, J.F. Walker Company, Inc. and United Wholesale Grocers Inc. conduct Spartan Stores' convenience store distribution business. Market Development Corporation operates Spartan Stores' real estate business. Spartan Stores conducts its insurance business through two wholly owned subsidiaries, Spartan Insurance Company, Ltd. and Shield Insurance Services, Inc.

In 1917, a group of independent food retailers incorporated the Grand Rapids Wholesale Grocery Company. These retailers sought to gain lower food prices and other economies of scale by purchasing together on a cooperative basis. In 1957, the name was changed to Spartan Stores, Inc., to take advantage of the "Spartan" brand name, which is widely recognized in Michigan. Spartan Stores was incorporated as a cooperative, but in 1973 converted to a Michigan, for-profit business corporation. Spartan Stores operates on a 52-53 week fiscal year, with the fiscal year ending on the last Saturday in March. The principal executive offices of Spartan Stores are located at 850 76th Street, S.W., P.O. Box 8700, Grand Rapids, Michigan 49518. Spartan Stores' telephone number is (616) 878-2000.

Financial information concering the operating segments of Spartan Stores and its subsidaires is set forth in Item 8 of this Annual Report on Form 10-K under the heading "Note 14--Operating Segment Information" and is here incorporated by reference.

Description of Business

Retail Grocery

Spartan Stores operates 47 retail grocery stores throughout western, central and northern Michigan. Spartan Stores acquired these operations in four separate transactions during calendar year 1999 and continues to operate them under their original names of Ashcraft's Markets, Family Fare, Glen's Markets and Great Day. The stores range in size from 16,500 to 62,100 square feet and are located in the greater Grand Rapids area and small metropolitan or rural areas with a high proportion of locally owned independent grocery stores. While chain grocery stores and mass retailers continue to penetrate these regions, company-owned retail grocery stores benefit from favorable name recognition and geographic niche.

The following table lists the retail banner, geographic region and approximate size of the retail grocery stores operated by Spartan Stores. Spartan Stores leases each of these facilities as tenant.
Retail Banner	Number of Stores	Geographic Region	Total Square Feet
Glen's Market	23	Northern Michigan	908,365
Family Fare	13	Western Michigan	689,088
Ashcraft's Market	8	Central Michigan	234,712
Great Day	3	Western Michigan	164,608
Total	47		1,996,773

Spartan Stores anticipates closing one Glen's Market store in Alpena, Michigan in the summer of 2000.

In addition, Spartan Stores owns a 65 percent interest in a joint venture that constructed and now operates a grocery store of approximately 45,700 square feet located in eastern Michigan.

These company-owned stores typically offer dry grocery, produce, dairy products, meat, floral, seafood, health and beauty care, cosmetics, delicatessen and bakery goods. Spartan Stores' larger stores also typically offer pharmacy and banking facilities. In addition to nationally advertised products, the stores carry "Spartan" brand private label items and "Home Harvest," Spartan Stores' "value" brand label. Spartan Stores ships products from its main warehouse and distribution center in Grand Rapids, Michigan, and from a warehouse in Plymouth, Michigan. Spartan Stores also operates an 18,000 square foot bakery in Hudsonville, Michigan, as part of its retail business.

Grocery Distribution

Spartan Stores' grocery distribution business provides its wholesale customers and company-owned stores with a selection of over 40,000 items, including dry grocery, produce, dairy products, meat, frozen food, seafood, floral, general merchandise, tobacco, pharmacy and health and beauty care items. Spartan Stores supplies its customers with both nationally advertised products and over 2,000 highly recognized "Spartan" brand private label items. Spartan Stores also supplies its customers with "Home Harvest," Spartan Stores' "value" brand, which consists of approximately 400 items. To supply its wholesale customers, Spartan Stores operates a fleet of approximately 122 tractors, 217 conventional trailers and 152 refrigerated trailers, substantially all of which are leased by Spartan Stores.

Spartan Stores also provides its wholesale customers with a broad spectrum of additional services, including:

•	Site identification and market analyses	•	Coupon redemption
•	Store planning and development	•	Product reclamation
•	Marketing, promotion and advertising	•	Finance
•	Technology and information services	•	Printing
•	Accounting and tax preparation	•	Merchandising
•	Human resource services	•	Real estate services

Spartan Stores' grocery distribution business uses approximately 1,869,000 square feet of warehouse, distribution and office space. Spartan Stores supplies its company-owned stores and its wholesale customers from its warehouses located in Grand Rapids and Plymouth, Michigan. The following table lists the location, approximate size and ownership of the facilities used in Spartan Stores' grocery distribution segment.

Facilities	Michigan Locations	Square Feet	Ownership
Dry grocery	Grand Rapids	585,000	Owned
Perishables (refrigerated)	Grand Rapids	307,000	Owned
General merchandise	Grand Rapids	223,000	Owned
General office (including print shop)	Grand Rapids	151,000	Owned
Transportation and salvage	Grand Rapids	55,000	Owned
Warehouse and office	Grand Rapids	52,000	Leased
Dry grocery	Plymouth	416,000	Leased
Reclamation center/support services	Charlotte	80,000	Owned

Convenience Store Distribution

Spartan Stores' convenience store distribution business provides a selection of confections, tobacco products, specialty foods and other grocery products to approximately 4,900 convenience stores and other retail locations in Michigan, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Georgia, Tennessee and West Virginia. Spartan Stores also operates 13 cash and carry outlets in Michigan and Ohio serving approximately 4,700 convenience stores. The following table lists the location, approximate size and ownership of the facilities used in Spartan Stores' convenience store distribution business:

Facilities and Number of Warehouses	Locations	Square Feet	Ownership
Warehouse and office	Michigan	180,000	Owned
Transfer stations (9)	Michigan, Indiana, Kentucky, Ohio, Pennsylvania and Tennessee	63,000	Leased
Warehouses (3)	Michigan, Kentucky and Ohio	172,500	Owned
Cash and carry warehouses (11)	Michigan	206,000	Owned
Cash and carry warehouse	Michigan	9,000	Leased
Cash and carry warehouse	Ohio	23,000	Owned

Real Estate

Spartan Stores owns nine shopping centers with approximately 644,000 square feet and nine free-standing locations with approximately 415,000 square feet. Spartan Stores leases these properties to grocery store customers supplied by Spartan Stores and to other retailers. This leased space consists of approximately 819,000 square feet of grocery retail space and approximately 240,000 square feet of other retail space. Each shopping center is substantially full and is anchored by a lease with a retail grocery store, all but one of which is supplied by Spartan Stores. Spartan Stores also leases a 50,000 square foot distribution center in Waters, Michigan, and a 52,000 square foot distribution center in Hudsonville, Michigan. In addition, Spartan Stores leases 11 sites for sublease to grocery store customers that it supplies. Spartan Stores also owns several parcels of vacant land that it plans to sell or develop.

Insurance Services

On March 3, 2000, Spartan Stores sold Shield Benefit Administrators, Inc., a wholly owned subsidiary that offered third-party insurance claims administration and related services primarily to Spartan Stores' customers. Spartan Stores is considering the sale of two other wholly owned subsidiaries, Spartan Insurance Company, Ltd. and Shield

Insurance Services, Inc. Spartan Insurance Company is incorporated and licensed as an insurance company in Bermuda. It issues policies of another insurance carrier through a fronting agreement under which Spartan Insurance Company insures some of the coverage limits and reinsures the balance of the coverage limit with reinsurance companies. Shield Insurance Services is an insurance agency that offers insurance coverage primarily to retail grocery stores supplied by Spartan Stores. For the years ended March 25, 2000 and March 27, 1999 Spartan Insurance Company and Shield Insurance Services reported on a combined basis net sales of approximately $18.0 million and $16.3 million, net earnings of $1.2 million and $2.3 million, and total assets of $29.0 million and $30.4 million, respectively.

Competition

Spartan Stores' retail grocery and distribution businesses are characterized by intense competition and low profit margins. The principal competitive factors in the retail industry that face the company-owned stores and the independent retail stores supplied by Spartan Stores include the location and image of the store; the price, quality and variety of products; and the quality and consistency of service. The principal competitive factors facing Spartan Stores in the distribution industry are price, product quality and variety and service. Spartan Stores believes that both itself and the customers it supplies are generally competitive in their markets.

Spartan Stores' company-owned stores and the independent retail grocery stores supplied by Spartan Stores all compete with other retail grocery stores and with several large chain stores that have integrated wholesale and retail operations, including Farmer Jack and Kroger stores. These stores also compete with mass merchandisers, such as Meijer, Inc; Wal*Mart Stores, Inc. and Kmart Corporation, limited assortment stores, wholesale membership clubs, such as Sam's Club (a unit of Wal*Mart Stores, Inc.) and Costco Companies, Inc., convenience stores, shop-at-home services, restaurants and fast food businesses. Spartan Stores' success is in large part dependent upon the ability of its company-owned stores and the other grocery stores it supplies to compete with the larger grocery store and convenience store chains. Some of these companies have greater assets and larger sales volume than Spartan Stores and its wholesale customers.

Spartan Stores' grocery distribution business competes with a number of grocery wholesalers, including SUPERVALU, Inc., Fleming Companies, Inc., Roundy's, Inc. and Nash Finch Company. Spartan Stores' convenience store distribution business competes with a number of convenience store wholesalers, including EBY Brown Company, McLane Company, Inc. and S. Abraham and Sons, Inc. The distribution business also competes with a number of other businesses that market their products directly to food retailers. Some of these companies have greater assets and larger sales volume than Spartan Stores.

According to industry sources, company-owned stores and the independent grocery stores supplied by Spartan Stores together account for approximately 22 percent of all grocery sales in Michigan. These stores account for approximately 41 percent of all grocery sales in western Michigan (a 26 county market area), 11 percent of sales in eastern and southern Michigan (a 24 county market area) and 64 percent of sales in northern Michigan (an 18 county market area).

Grocery Distribution Customers

Spartan Stores' grocery distribution segment supplies the company-owned stores and a diverse group of independent grocery store operators that range from single stores to supermarket chains with as many as 25 stores. Each grocery distribution customer enters into a customer agreement with Spartan Stores. In addition, Spartan Stores from time to time enters into loan agreements, leases, guarantees and other agreements under which some of its grocery distribution customers agree to purchase a minimum percentage of products from Spartan Stores for the term of the agreement. At March 25, 2000, Spartan Stores had such agreements with 43 customers covering 74 retail grocery stores with terms ranging from 1 to 17 years. The minimum purchase requirements under these agreements varied from 30 percent to 55 percent of the total retail sales for the grocery stores covered by the agreements. For the twelve month period ending March 25, 2000, these stores had total retail sales of approximately $650.0 million and total wholesale purchases from Spartan Stores of approximately $325.0 million.

Spartan Stores does not believe that its success is dependent upon maintaining the grocery distribution business of any one customer. Spartan Stores' ten largest grocery distribution customers (including company-owned stores) account for approximately 60 percent of Spartan Stores' total net sales but no single customer accounts for more than 8 percent of total net sales. The company-owned grocery stores represent 19 percent of Spartan Stores' total net sales for the fiscal year ended March 25, 2000. In the last ten years, no grocery distribution customer that was among the ten largest customers has terminated all of its business with Spartan Stores to associate with another distributor.

Suppliers

Spartan Stores purchases products from a large number of national, regional and local suppliers of name brand and private label merchandise. Spartan Stores is dependent upon these suppliers for brand name products. However, Spartan Stores has not encountered difficulty in procuring or maintaining an adequate level of products to serve its customers.

Regulation

Spartan Stores is subject to federal, state and local laws and regulations covering the purchase, handling, sale and transportation of its products and is subject to the jurisdiction of the federal Food and Drug Administration. Management believes that Spartan Stores is in substantial compliance with all Food and Drug Administration and other federal, state and local laws and regulations governing its businesses.

Associates

Spartan Stores currently employs approximately 7,500 associates, of which approximately 1,070 are represented by several unions. Warehouse and transportation associates are represented by different Teamsters Union locals, with contracts expiring in 2000 and 2001. A majority of United Wholesale Grocery's associates are represented by various unions, with contract expirations varying by location. Associates of L & L/Jiroch, J.F. Walker Company and Family Fare are not represented by a union. Spartan Stores considers its relations with its union and non-union associates to be satisfactory and has not had any work stoppages in the last five years.

Anticipated Merger with Seaway Food Town, Inc.

On April 6, 2000, Spartan Stores entered into a merger agreement with Seaway. Seaway is a leading regional supermarket chain operating predominantly in northwest and central Ohio and southeast Michigan. Seaway operates 47 supermarkets and 26 deep discount drugstores under the name of the Pharm. Spartan Stores and Seaway cannot complete the merger unless the Seaway shareholders vote to adopt the merger agreement and the Spartan Stores shareholders vote to approve certain amendments to Spartan Stores' articles of incorporation and bylaws. Each company is holding a meeting of its shareholders on July 18, 2000 to vote on these and other important matters.

If the merger is consummated, each outstanding share of Spartan Stores Class A common stock, $2.00 par value, will be converted into one share of Spartan Stores common stock, no par value. Spartan Stores will declare a stock split through a dividend of 0.336 shares of Spartan Stores common stock for each share of Spartan Stores common stock outstanding immediately before the merger. In the merger, Spartan Stores will issue one share of Spartan Stores common stock and $5.00 in cash to the shareholders of Seaway in exchange for each share of Seaway common stock outstanding immediately before the merger. After the merger, Seaway will be a wholly owned subsidiary of Spartan Stores. Spartan Stores will have approximately 20 million shares of common stock outstanding which will be listed for trading on the Nasdaq National Market and will be owned approximately 33.5 percent by the current shareholders of Seaway and 66.5 percent by the current shareholders of Spartan Stores.

Pro forma financial information concerning the proposed merger with Seaway is set forth in "Item 8-Financial Statements and Supplementary Data," following the notes to the consolidated financial statements included in that item.

Item 2.    Properties

Information concering the properties of Spartan Stores and its subsidaires is set forth in Item 1 of this Annual Report on Form 10-K under the headings "Retail Grocery," "Grocery Distribution," "Convenience Store Distribution," and "Real Estate," and is here incorporated by reference.

Item 3.    Legal Proceedings

Thirty actions have been filed in state courts in Pennsylvania against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including J.F. Walker Company, Inc., a subsidiary of Spartan Stores. All of the Pennsylvania actions were filed by individual plaintiffs pursuant to a special notice procedure which does not include any formal complaint. In these separate cases, Spartan Stores expects that the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. Spartan Stores believes that J.F. Walker Company has valid defenses to these legal actions. These actions are being vigorously defended. It has been determined that J.F. Walker Company is not a defendant in three of the thirty cases that were filed. Six plaintiffs have withdrawn their complaints and Spartan Stores understands that they will not pursue their cases. One case has been dismissed with prejudice by stipulation of the plaintiff. All of the remaining Pennsylvania actions have been dismissed without prejudice pursuant to a Dismissal and Tolling Agreement under which certain defendants, including J.F. Walker Company, have agreed not to raise the defense of statute of limitations or laches if an action was filed by a plaintiff before March 31, 2000. None of the plaintiffs filed any action by March 31, 2000. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify J.F. Walker Company from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Spartan Stores.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

Item 4.    Submission of Matters to a Vote of Security-Holders

No matters were submitted to a vote of Spartan Stores' shareholders during the fourth quarter of fiscal year 2000 through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

To date, there has been no established public trading market for Spartan Stores' securities, including its Class A common stock. In addition, although Spartan Stores has a policy to redeem Class A common stock under certain circumstances, Spartan Stores is not obligated to do so and Spartan Stores' bank credit agreement limits the annual permitted redemptions. Pending completion of the merger with Seaway, Spartan Stores has suspended its stock redemption policy.

At June 1, 2000, there were approximately 536 record holders of Spartan Stores Class A common stock. There were no holders of Spartan Stores Class B common stock.

The amount of quarterly dividends for each of the three fiscal years in the period ended March 25, 2000, was $0.0125 per share. Spartan Stores' bank credit agreement contains covenants which provide that the aggregate amount of cash dividends paid in any twelve-month period shall not exceed $800,000. If the merger with Seaway is consummated, Spartan Stores does not anticipate paying any dividends for the foreseeable future, but will invest net earnings in its operations and to acquire additional retail operations.

Item 6.    Selected Financial Data

The following table provides selected historical consolidated financial information of Spartan Stores. The historical information of Spartan Stores was derived from its audited consolidated financial statements for and as of each of the five years ended March 30, 1996 through March 25, 2000.

Until February 1996, Spartan Stores had a policy of paying volume incentive rebates to its customers in a combination of cash and stock.

Spartan Stores' operations for the years ended March 27, 1999 and March 30, 1996 were affected by restructuring, reorganization and other charges in the amount of $5.7 million and $46.4 million, respectively. The restructuring accrual recorded by Spartan Stores during the year ended March 27, 1999 was reduced during the year ended March 25, 2000, resulting in $4.5 million of income during the period.

The weighted average shares outstanding and all per share amounts for Spartan Stores have been restated to reflect a ten-for-one stock split in July 1997.

Adjusted EBITDA is computed as net earnings before interest, taxes, depreciation, amortization and restructuring charge or income. Adjusted EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles. Spartan Stores has included information concerning adjusted EBITDA in this report because it is commonly used by investors and analysts. Adjusted EBITDA should not be used as an alternative to, or be considered more meaningful than, net earnings or cash flows as an indicator of the operating performance of Spartan Stores.

Selected Consolidated Financial Information of Spartan Stores
(In thousands, except per share data)

	Year Ended
	March 25, 2000	March 27, 1999	March 28, 1998	March 29, 1997	March 30, 1996
Operations Statement Data:

Net Sales	$3,050,282	$2,671,700	$2,489,249	$2,475,025	$2,554,688
Volume incentive rebates	-	-	-	-	15,577
Cost of sales	2,643,490	2,397,818	2,234,165	2,238,364	2,295,130
Gross profit	406,792	273,882	255,084	236,661	243,981
Selling, general and
administrative	328,208	216,876	207,498	196,716	204,593
Depreciation and amortization	32,063	21,413	21,639	20,175	19,224
Restructuring charge	(4,521)	5,698	-	-	46,440
Interest expense - net	23,047	6,105	7,610	6,091	5,489
Other losses and (gains)	494	(1,188)	(3,906)	(1,705)	403
Earnings (loss) before income
taxes and extraordinary item	27,501	24,978	22,243	15,384	(32,168)
Income taxes	10,307	9,148	8,009	5,681	(10,500)
Extraordinary item net
of income taxes	-	1,031	-	-	-

Year Ended
March 25, 2000	March 27, 1999	March 28, 1998	March 29, 1997	March 30, 1996

Net earnings (loss)	$17,194	$14,799	$14,234	$9,703	$(21,668)
Weighted average shares
outstanding	10,082	11,158	11,785	12,137	12,439
Basic earnings (loss) per share	$1.71	$1.33	$1.21	$0.80	$(1.74)
Cash dividends per share	0.05	0.05	0.05	0.05	0.05

Period End Position:
Total assets	$570,573	$523,378	$406,133	$403,630	$387,451
Property and equipment - net	178,591	158,348	161,112	173,008	152,716
Net working capital	88,448	100,863	61,682	60,673	69,284
Long-term debt	266,071	271,428	107,666	125,776	124,372
Shareholders' equity	126,007	121,062	114,192	107,258	102,587

Financial Ratios:
Net earnings (loss) as a percent of sales	0.56%	0.55%	0.57%	0.39%	(0.85)%
Current ratio	1.53	1.85	1.35	1.37	1.45
Long-term debt to
equity ratio	2.11	2.24	0.94	1.17	1.21

Other Data:
Net cash provided by
operations	54,574	$53,874	26,867	16,407	42,878
Adjusted EBITDA	78,090	57,163	51,492	41,650	38,985
Property and equipment additions	14,843	16,419	23,997	46,238	42,262

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth items from Spartan Stores' consolidated statements of earnings as percentages of net sales:
	Year Ended
	March 25, 2000	March 27, 1999	March 28, 1998

Net sales	100.0%	100.0%	100.0%
Gross profit	13.3	10.2	10.2
Less:
Operating and administrative expenses	11.8	8.9	9.2
Restructuring charge	(0.2)	0.2	-
Interest expense	0.9	0.3	0.4
Interest income	(0.1)	(0.1)	(0.1)
Other losses and (gains)	-	-	(0.2)
Total	12.4	9.3	9.3
Earnings before income taxes and
extraordinary item	0.9	0.9	0.9
Income taxes	0.3	0.3	0.3
Net earnings after extraordinary item	0.6	0.6	0.6

Net Sales

Fiscal 2000

Net sales for the fiscal year ended March 25, 2000 increased $378.6 million compared to the fiscal year ended March 27, 1999.

Net sales in the retail grocery segment for this period increased $540.1 million. The increase was primarily the result of the acquisition of 47 retail grocery stores since the third quarter of fiscal 1999. The acquired stores continue to operate under the existing names of Ashcraft's Markets, Family Fare, Glen's Markets, and Great Day. While price inflation in Spartan Stores' retail grocery segment was negligible, comparable store sales increased approximately 2.3 percent primarily due to Spartan Stores' promotional programs and continued emphasis on product line expansion. Management continues to evaluate acquisition opportunities in the retail grocery industry and expects any future acquisitions to further contribute to Spartan Stores' sales growth. Information concerning the proposed merger with Seaway is set forth under the heading "Anticipated Merger With Seaway Food Town, Inc." in "Item 1-Business" of this Annual Report on Form 10-K. Pro forma financial information concerning this merger is set forth in "Item 8-Financial Statements and Supplementary Data," following the notes to the consolidated financial statements included in that item.

Net sales in the grocery distribution segment, after intercompany eliminations, for the fiscal year ended March 25, 2000 declined primarily as a result of Spartan Stores' acquisition of four grocery distribution segment customers since January 1999. The segment also experienced declines in sales of grocery products due to continued competitive market conditions. Partially offsetting these declines were increases in sales of perishable commodities of 3.3 percent or approximately $20.5 million as well as increases in direct sales of pharmacy and delicatessen products of 22.6 percent or approximately $48.3 million. Spartan Stores' success in increasing sales of perishable commodities is primarily attributable to aggressive promotions and the move from its cost-plus pricing methodology to a traditional variable markup pricing method for frozen and dairy products, meat, and produce to better respond to market conditions.

Net sales in the convenience store distribution segment for the fiscal year ended March 25, 2000 increased $92.5 million. The increase was primarily the result of an increase in the average sales price for cigarettes, which totaled approximately $3.10 per carton or roughly 22 percent from fiscal year ended March 27, 1999. However, the increase in sales price was partially offset by reductions in total average carton sales of approximately 7 percent. Sales of products unrelated to cigarettes rose approximately 5 percent from the prior year. The increase was primarily attributable to Spartan Stores' continued focus on its competitive pricing structure, promotional programs and customer service.

Net sales in the insurance segment increased $1.7 million. The increase was primarily the result of increases in insurance premiums written in Spartan Stores' captive insurance operations and a reduction in premiums returned to customers due to unfavorable loss experience.

Net sales in the real estate segment were comparable with those of the prior year.

Fiscal 1999

Net sales for the fiscal year ended March 27, 1999 increased $182.5 million compared to the fiscal year ended March 28, 1998.

Net sales in the grocery store distribution segment for this period increased $37.7 million. The increase was primarily the result of increased sales of pharmacy and perishable products and incremental sales associated with Spartan Stores' entrance into the retail grocery segment which is reported as a separate segment in fiscal 2000. Offsetting sales growth to a certain degree were declines in sales of grocery products due to highly competitive market conditions, declines in retail store equipment sales resulting from a reduction in retail store remodeling and expansion activity, and declines in revenue associated with the discontinuance of Spartan Stores' "Over-the-Road" trucking division.

Net sales in the convenience store distribution segment for the fiscal year ended March 27, 1999 increased $145.7 million compared to the fiscal year ended March 28, 1998 primarily due to cigarette price increases by cigarette manufacturers. Spartan Stores experienced four price increases during the first two quarters of the fiscal year that together resulted in price inflation of approximately 10 percent for cigcarettes. During the third quarter, Spartan Stores experienced another cigarette price increase of approximately 33 percent.

Net sales in the insurance segment for the fiscal year ended March 27, 1999 were comparable with net sales in the fiscal year ended March 28, 1998.

Net sales in the real estate segment declined by approximately $1.4 million due to management's planned reduction of Spartan Stores' retail property portfolio.

Gross Profit

Fiscal 2000

Gross profit as a percentage of net sales for the fiscal year ended March 25, 2000 was 13.3 percent, compared to 10.2 percent at fiscal year end March 27, 1999. The increase is primarily attributable to Spartan Stores' entrance into the retail grocery segment, for which gross margins as a percentage of sales are typically higher than in wholesale operations. Gross profit in Spartan Stores' grocery distribution segment increased due to lower product costs resulting from promotional activities with vendors. These increases were partially offset by gross profits returning to a more historical level in the convenience store distribution segment. During fiscal year 1999, the convenience store distribution segment experienced gross profits substantially above historical levels due to the sale of cigarettes purchased prior to price increases.

Fiscal 1999

Gross profit as a percentage of net sales for the fiscal year ended March 27, 1999 was 10.2 percent, unchanged from 10.2 percent for the fiscal year ended March 28, 1998. The grocery store distribution segment experienced increases in gross profit as a percentage of sales resulting from a change in the methodology by which it administers its cost-plus pricing policy. Additionally, gross profit as a percentage of sales was positively impacted by Spartan Stores' entry into the retail grocery industry, where gross profits are typically higher as a percentage of sales than in wholesale operations. Offsetting these increases were disbursements by Spartan Stores to complement promotions offered by manufacturers. The convenience store distribution segment experienced substantial improvements in gross profit resulting from sales of cigarettes that were purchased prior to price increases. The increases in gross profit as a percentage of sales in the grocery and convenience store distribution segments were offset by declines in sales in the real estate segment.

Operating and Administrative Expenses

Fiscal 2000

Operating and administrative expenses for the fiscal year ended March 25, 2000 were 11.8 percent of net sales, compared to 8.9 percent for the fiscal year ended March 27, 1999. The increase in operating and administrative expenses as a percentage of net sales was primarily attributable to Spartan Stores' expansion of its retail grocery operations and increases in its loss reserves in the insurance segment. Management expects operating and administrative expenses to increase as a result of the anticipated merger with Seaway.

Fiscal 1999

Operating and administrative expenses for the fiscal year ended March 27, 1999 were 8.9 percent of net sales compared to 9.2 percent in the fiscal year ended March 28, 1998. The decline was primarily the result of the increase in net sales as discussed above under the heading "Net Sales." Actual operating costs increased by approximately $9.2 million, with a majority of the increase resulting from Spartan Stores' entrance into the retail grocery business and incremental costs associated with volume increases in the convenience store distribution segment.

Restructuring Charge

On October 14, 1998, Spartan Stores' board of directors approved an initiative to replace Spartan Stores' Plymouth distribution center with a new multi-commodity distribution center. During the second quarter, Spartan Stores acquired land for approximately $1.3 million in the Toledo, Ohio area for the construction of the new distribution facility. As of the end of Spartan Stores' second quarter of fiscal 2000, $6.5 million had been accrued for contractual amounts to be paid under a collective bargaining agreement, additional severance pay, and amounts due in connection with the withdrawal from the union pension plan.

Subsequent to the above developments, management and Spartan Stores' collective bargaining work force were in discussions on how efficiency at the current location could be improved. On November 2, 1999, management of Spartan Stores and the collective bargaining work force reached an agreement to begin to design innovative work teams with the goal to improve warehouse productivity. Due to Spartan Stores' significant commitment to its retail grocery business and the potential for improved productivity at its Plymouth facility, Spartan Stores reconsidered its decision to close this facility and entered into a five-year lease agreement on the Plymouth distribution center. Therefore, Spartan Stores reduced the restructuring accrual by $5.6 million to reflect costs that no longer are expected to be incurred. The remaining accrual exists for certain severance payments for which Spartan Stores is obligated.

Interest Expense and Income

Fiscal 2000

Interest expense for the fiscal year ended March 25, 2000 was 0.9 percent of net sales, compared to 0.3 percent for the fiscal year ended March 27, 1999.

Total average borrowings increased to $283.5 million for the fiscal year ended March 25, 2000, up from $195.7 million for the fiscal year ended March 27, 1999. A majority of the increase occurred in the retail grocery segment due to Spartan Stores' acquisition of 47 retail grocery stores during fiscal 1999 and fiscal 2000. In addition, Spartan Stores' effective borrowing rate increased to 9.63 percent per annum for the fiscal year ended March 25, 2000, up from 5.52 percent per annum for the fiscal year ended March 27, 1999. The increase was attributable to a new bank credit facility that was entered into during the fourth quarter of fiscal 1999. Management expects interest payments to increase as a result of additional debt incurred in connection with the anticipated merger with Seaway.

Interest on Spartan Stores' bank credit facility is payable quarterly based on the applicable LIBOR rate (currently the 90-day LIBOR) or the applicable Base Rate (higher of the prime rate or the federal funds rate plus 0.5 percent per annum) plus stipulated margins. While Spartan Stores is subject to variable interest rates, an interest rate swap agreement is used to manage interest rate risk on 65 percent of the $249.8 million currently outstanding. Refer to the "Liquidity and Capital Resources" section below for more information regarding this credit facility.

Interest income increased for the fiscal year ended March 25, 2000 primarily due to the short-term investment of cash borrowed under the credit facility in anticipation of Spartan Stores' acquisitions.

Fiscal 1999

Interest expense for the fiscal year ended March 27, 1999 declined by approximately $1.7 million from the fiscal year ended March 28, 1998. The decline was due primarily to lower average borrowings during the year as a result of Spartan Stores' increase in cash flows generated from operations. Interest income for the fiscal year ended March 27, 1999 was slightly lower than the fiscal year ended March 28, 1998 due to lower notes receivable from retailers and fewer delinquent accounts. This decline was offset somewhat by increased interest income in the convenience store segment due to Spartan Stores' short-term investment of cash generated from operations.

Other Gains and Losses

The net loss of $494,000 for fiscal year ended March 25, 2000 was predominately the result of recognized gains of approximately $2.6 million on the sale of common stock held in a supplier as well as approximately $700,000 on the sale of land. Offsetting these gains was an impairment loss of approximately $1.6 million due to the anticipated closing of one retail location, an impairment loss of $1.3 million attributable to the discontinuance of a software implementation project and an impairment loss of approximately $1.1 million on a property vacated by a lessee.

The net gain of $1.2 million for the fiscal year ended March 27, 1999 was due primarily to approximately $1.9 million in gains on the sales of three retail properties, offset by losses of approximately $700,000 on the write-down of certain assets. These assets included certain technology-related equipment in connection with the implementation of a logistics software package and assets associated with the closing of administrative offices in conjunction with Spartan Stores' continuing efforts to centralize existing processes.

Extraordinary Item

During the fourth quarter of the fiscal year ended March 27, 1999, Spartan Stores incurred a pre-payment penalty of approximately $1.6 million in connection with the repayment of senior notes outstanding. This extraordinary item was recorded in the grocery store distribution segment. The payment of the senior notes was required as a result of Spartan Stores' new bank credit agreement discussed in the "Liquidity and Capital Resources" section below.

Net Earnings

Net earnings for the fiscal year ended March 25, 2000 were $17.2 million, compared to $14.8 million for the fiscal year ended March 27, 1999. The increase in net earnings was primarily attributable to the grocery distribution segment due to improved gross profits and the reversal of the restructuring charge. This increase was partially offset by declines in the convenience store distribution segment resulting from a return in gross profits to historical amounts and a loss in the retail grocery segment's first year of operations. Management of Spartan Stores expects operations to improve in the retail grocery segment due to anticipated debt reductions and other operational efficiencies.

Liquidity and Capital Resources

Spartan Stores' principal sources of liquidity are cash flows generated from operations and borrowings under a senior secured credit facility. The credit facility consists of (i) a Revolving Credit Facility in the amount of $100.0 million with a term of six years, (ii) a Term Loan A in the amount of $100.0 million with a term of six years, (iii) an Acquisition Facility in the amount of $75.0 million with a term of seven years and (iv) a Term Loan B in the amount of $150.0 million with a term of eight years. At March 25, 2000, $249.8 million was outstanding under this credit facility. Management believes that cash flows generated from operations and available borrowings under the Revolving Credit Facility will be sufficient to support operations in the forseeable future. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, taxes, depreciation and amortization as defined in the agreement.

Spartan Stores is also permitted to sell variable rate promissory notes under a note offering with a total principal amount of $100.0 million. The notes are offered in minimum denominations of $1,000 and may be issued by Spartan Stores at any time, although Spartan Stores' bank credit agreement restricts the total amount outstanding under the offering to approximately $16.1 million. At March 25, 2000, approximately $13.9 million of these notes were outstanding.

Spartan Stores' current ratio decreased from 1.85 to 1.00 at March 27, 1999 to 1.53 to 1.00 at March 25, 2000 and working capital decreased from $100.9 million to $88.5 million. The declines are primarily the result of installments under Spartan Stores' credit facility becoming current.

Spartan Stores' debt to equity ratio decreased from 2.24 to 1.00 at March 27, 1999 to 2.11 to 1.00 at March 25, 2000 due to scheduled principal payments and current earnings. Management continues to evaluate other acquisition opportunities, which if consummated could increase Spartan Stores' current leverage position.

Spartan Stores' total capital structure includes borrowings under the senior secured credit facility, variable rate promissory notes, various other debt instruments, leases, and shareholders' equity. Management continues to evaluate other acquisition opportunities, which could result in additional leases being entered into if consummated.

The Trading Value of Spartan Stores' Class A common stock customarily is established annually by the board of directors during the first quarter of the fiscal year. The Trading Value of the Class A common shares was $13.30 per share at March 25, 2000 and is the Trading Value as of the date of this Report. Spartan Stores paid quarterly dividends of $.0125 per share for each of the past three fiscal years. Dividends were $502,948 for the fiscal year ended March 25, 2000. The senior secured credit facility contains covenants which restrict the amount of cash dividends payable by Spartan Stores to $800,000 in any twelve-month period. Upon completion of the anticipated merger with Seaway, Spartan Stores expects to cease the payment of dividends and invest net earnings in its operations and to acquire additional retail operations.

If the merger is consummated, each outstanding share of Spartan Stores Class A common stock, $2.00 par value, will be converted into one share of Spartan Stores common stock, no par value. Spartan Stores will declare a stock split through a dividend of 0.336 shares of Spartan Stores common stock for each share of Spartan Stores common stock outstanding immediately before the merger. In the merger, Spartan Stores will issue one share of Spartan Stores common stock and $5.00 in cash to the shareholders of Seaway in exchange for each share of Seaway common stock outstanding immediately before the merger. Upon consummation of the merger, Spartan Stores will have approximately 20 million shares of common stock outstanding, with current Spartan Stores shareholders owning approximately 66.5 percent and current Seaway shareholders owning the remaining 33.5 percent. In connection with the merger, Spartan Stores has registered the common stock to be issued to the Seaway shareholders with the Securities and Exchange Commission and has applied to list for trading on the Nasdaq National Market the approximately 20 million shares to be outstanding after consummation of the merger.

Recent Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Spartan Stores will adopt SFAS No. 133 as required no later than April 1, 2001.

Management of Spartan Stores does not believe the adoption of SFAS 133 will have a material impact on Spartan Stores' consolidated financial position or results of operations.

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this Annual Report on Form 10-K include "forward-looking statements" about the proposed merger with Seaway and about Spartan Stores' other plans, strategies, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans" or "believes" that a particular occurrence "may result" or "will likely result" or that a particular event "may occur" or "will likely occur" in the future, or similarly stated expectations. This includes information relating to the benefits, cost savings, revenues and earnings estimated to result from the Seaway merger and estimated costs in connection with the merger. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K, there are many important factors that could cause actual results to be materially different from Spartan Stores' current expectations.

Anticipated future sales are subject to competitive pressures from many sources. Spartan Stores' grocery store and convenience store retail and distribution businesses compete with many warehouse discount stores, supermarkets, pharmacies and product manufacturers. Additionally, future sales will be dependent on the number of retail stores owned and operated by Spartan Stores and competitive pressures in the retail industry. Sales volumes in Spartan Stores' convenience store distribution segment may continue to be negatively impacted by increased cigarette prices. Spartan Stores' insurance segment competes with many insurance agents and insurance companies, especially in the property and casualty insurance markets. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

Spartan Stores' operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors:

•     the merger with Seaway;

•     the integration of the business operations of the retail stores and other businesses acquired by Spartan Stores;

•     future business acquisitions, including additional retail stores;

•     unanticipated difficulties in the operation of the retail grocery segment, which is a new line of business;

•     difficulties in assimilation of acquired personnel, operations, systems or procedures;

•     inability to realize synergies in the amounts or within the time frame expected by management;

•     adverse effects on existing business relationships with independent retail grocery store customers;

•     unexpected difficulties in the retention or hiring of employees for the acquired businesses;

•     unanticipated labor shortages, stoppages or disputes;

•     business divestitures;

•     increased transportation or fuel costs; and

•     current or future lawsuits and administrative proceedings.

Spartan Stores' future interest expense and income also may differ from current expectations, depending upon the following, among other factors:

•     the amount of additional borrowings necessary for retail store acquisitions;

•     interest rate changes;

•     cigarette inventory levels;

•     retail property sales;

•     the volume of notes receivable; and

•     the amount of fees received on delinquent accounts.

This section is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all economic, competitive, governmental, technological and other factors that could adversely affect Spartan Stores' expected consolidated financial position, results of operations or liquidity. Spartan Stores disclaims any obligation to update its forward-looking statements to reflect events or circumstances that occur after date of this Report.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Spartan Stores is exposed to interest rate risk related to its debt outstanding and notes receivable from customers. The interest rate paid on a majority of Spartan Stores' debt outstanding is vulnerable to changes in either the prime rate, the federal funds rates or the eurodollar rate. Interest received on notes receivable from customers is vulnerable to changes in the prime rate. Spartan Stores does not use financial instruments or derivates for trading or speculative purposes.

Spartan Stores manages interest rate risk on a portion of its debt through the use of an interest rate swap agreement that is effective from June 30, 1999 to June 29, 2003. Under the terms of the agreement, Spartan Stores is protected against increases in interest rates from and after the date of the contract in the initial aggregate notional amount of $162.5 million which amount decreases in proportion to principal payments made on the Term Loan A and the Term Loan B under Spartan Stores' credit facility. The aggregate notional amount will be $123.7 million at the end of the contract's four-year term.

The following table sets forth the maturities of Spartan Stores' debt outstanding as of March 25, 2000:
Maturities	Debt Outstanding (In thousands)

Fiscal 2001	$23,862
Fiscal 2002	32,976
Fiscal 2003	23,019
Fiscal 2004	22,604
Fiscal 2005	27,483
Thereafter	159,989

Carrying value at March 25, 2000	$289,933

Average variable rate at March 25, 2000	9.63%

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Spartan Stores, Inc.
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries as of March 25, 2000 and March 27, 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended March 25, 2000. These financial statements are the responsibility of Spartan Stores' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 25, 2000 and March 27, 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 25, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan June 14, 2000

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)
Assets	March 25, 2000	March 27, 1999

Current assets
Cash and cash equivalents	$36,422	$28,756
Marketable securities	20,628	21,058
Accounts receivable, net	83,998	75,941
Inventories	105,587	82,187
Prepaid expenses	4,736	5,991
Deferred taxes on income	5,409	5,025
Total current assets	256,780	218,958
Other assets
Restricted cash	-	78,144
Deposits	-	43,856
Goodwill, net	99,075	5,944
Other	36,127	18,128
Total other assets	135,202	146,072
Property and equipment
Land and improvements	32,152	32,892
Buildings and improvements	141,461	137,854
Equipment	179,746	145,270
Total property and equipment	353,359	316,016
Less accumulated depreciation and amortization	174,768	157,668
Net property and equipment	178,591	158,348
Total assets	$570,573	$523,378

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)
Liabilities and Shareholders' Equity	March 25, 2000	March 27, 1999

Current liabilities
Accounts payable	$82,186	$67,977
Accrued payroll and benefits	24,530	18,849
Insurance reserves	14,718	14,164
Other accrued expenses	23,036	11,379
Current maturities of long-term debt	23,862	5,726
Total current liabilities	168,332	118,095
Deferred taxes on income	5,212	2,125
Postretirement benefits other than pensions	4,951	4,970
Long-term debt	266,071	271,428
Other long-term liabilities	-	5,698
Commitments and contingencies	-	-
Shareholders' equity
Class A common stock, voting, par value $2 a share;
20,000 shares authorized; 9,919 and
10,844 outstanding	19,838	21,689
Class B common stock, no par value; 5,000 shares authorized;
no shares issued or outstanding	-	-
Additional paid-in capital	14,240	13,815
Retained earnings	91,929	85,558
Total shareholders' equity	126,007	121,062
Total liabilities and shareholders' equity	$570,573	$523,378

CONSOLIDATED STATEMENTS OF EARNINGS

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)
	Year Ended
	March 25, 2000	March 27, 1999	March 28, 1998

Net sales	$3,050,282	$2,671,700	$2,489,249

Costs and expenses
Cost of sales	2,643,490	2,397,818	2,234,165
Operating and administrative	360,271	238,289	229,137
Restructuring charge	(4,521)	5,698	-
Interest expense	27,294	9,208	10,934
Interest income	(4,247)	(3,103)	(3,324)
Other losses and (gains)	494	(1,188)	(3,906)

Total costs and expenses	3,022,781	2,646,722	2,467,006

Earnings before income taxes and
extraordinary item	27,501	24,978	22,243

Income taxes	10,307	9,148	8,009

Earnings before extraordinary item	17,194	15,830	14,234

Extraordinary item (net of income taxes
of $554)	-	1,031	-

Net earnings	$17,194	$14,799	$14,234

Basic earnings per Class A share:
Before extraordinary item	$1.71	$1.42	$1.21
Net earnings	$1.70	$1.33	$1.21

Diluted earnings per Class A share:
Before extraordinary item	$1.70	$1.42	$1.21
Net earnings	$1.70	$1.33	$1.21

Basic weighted average Class A shares	10,082	11,158	11,785

Diluted weighted average Class A shares	10,089	11,162	11,789

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)
		Class A Common Stock	Additional Paid-in Capital	Retained Earnings

Balance	March 30, 1997	$24,066	$18,407	$64,785
Class A common
stock transactions	895 shares purchased	(1,791)	(4,769)	(3,560)
	306 shares issued	613	2,794
Net earnings		-	-	14,234
Cash dividends	$.05 per share	-	-	(587)

Balance	March 28, 1998	22,888	16,432	74,872
Class A common
stock transactions	847 shares purchased	(1,693)	(5,108)	(3,557)
	247 shares issued	494	2,491
Net earnings		-	-	14,799
Cash dividends	$.05 per share	-	-	(556)

Balance	March 27, 1999	21,689	13,815	85,558
Class A common
stock transactions	1,225 shares purchased	(2,451)	(2,908)	(10,320)
	300 shares issued	600	3,333
Net earnings		-	-	17,194
Cash dividends	$.05 per share	-	-	(503)

Balance	March 25, 2000	$19,838	$14,240	$91,929

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Year Ended
	March 25 2000	March 27, 1999	March 28, 1998
Cash flows from operating activities
Net earnings	$17,194	$14,799	$14,234
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	32,063	21,413	21,639
Restructuring charge	(4,521)	5,698
Postretirement benefits other than pensions	(19)	186	239
Deferred taxes on income	2,703	627	(583)
Other losses and (gains)	494	(1,188)	(3,906)
Change in assets and liabilities, net of acquisitions:
Marketable securities	430	(2,725)	(727)
Accounts receivable	(3,823)	(1,318)	(1,377)
Inventories	5,092	14,695	(7,497)
Prepaid expenses	1,642	1,866	(23)
Accounts payable	(2,846)	4,554	815
Accrued payroll and benefits	282	5,020	1,632
Insurance reserves	(206)	(1,635)	(1,373)
Other accrued expenses	6,089	(8,118)	3,794
Net cash provided by operating activities	54,574	53,874	26,867

Cash flows from investing activities
Purchases of property and equipment	(14,843)	(16,419)	(23,997)
Proceeds from the sale of property
and equipment	5,114	6,623	20,743
Decrease in restricted cash	78,144	-	-
Acquisitions, net of cash acquired, and deposits	(101,188)	(61,100)	-
Other	(5,628)	(416)	27
Net cash used in investing activities	(38,401)	(71,312)	(3,227)

Cash flows from financing activities
Changes in notes payable	-	(13,650)	5,000
Proceeds from long-term borrowings	6,281	97,887	9,213
Repayment of long-term debt	(9,404)	(39,843)	(30,471)
Debt issuance costs	-	(9,029)	-
Proceeds from sale of common stock	3,933	2,985	3,407
Common stock purchased	(8,814)	(10,359)	(10,119)
Dividends paid	(503)	(556)	(587)
Net cash (used in) provided by financing activities	(8,507)	27,435	(23,557)

Net increase in cash and cash equivalents	(7,666)	9,997	83
Cash and cash equivalents at beginning of year	28,756	18,759	18,676

Cash and cash equivalents at end of year	$36,422	$28,756	$18,759

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies

Company ownership: Spartan Stores Class A common stock is substantially owned by its grocery distribution customers. A description of Spartan Stores' transactions with its customers is included in the Operating Segment Information note to these consolidated financial statements.

Principles of consolidation: The consolidated financial statements include the accounts of Spartan Stores and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.

Fiscal year: The fiscal year of Spartan Stores ends on the last Saturday of March.

Fair value disclosures of financial instruments: Financial instruments include cash and cash equivalents, marketable securities, accounts and notes receivable, accounts and notes payable, long-term debt and an interest rate swap agreement. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts and notes payable approximate fair value at March 25, 2000 and March 27, 1999 because of the short-term nature of these financial instruments. The fair value of marketable securities and the interest rate swap agreement are disclosed in notes six and seven, respectively.

At March 25, 2000, the estimated carrying value of Spartan Stores' long-term debt (including current maturities) exceeded the fair value by approximately $1.9 million. At March 27, 1999, the estimated fair value approximated the carrying value. The estimated fair value was based on anticipated rates available to Spartan Stores for debt with similar terms and maturities.

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. During the year ended March 25, 2000, Spartan Stores consolidated its controlled disbursement accounts from separate financial institutions to its depository bank. Accordingly, the cash and cash equivalents balance is net of outstanding checks. Cash and cash equivalents and accounts payable at March 27, 1999, which previously included outstanding checks, have been reclassified to conform to the fiscal 2000 presentation.

Accounts receivable: Accounts receivable are shown net of allowances for credit losses of $2.4 million in 2000 and $2.3 million in 1999.

Inventory Valuation: Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. If replacement cost had been used, inventories would have been $52.3 million and $49.9 million higher at March 25, 2000 and March 27, 1999, respectively. During 2000, 1999, and 1998, certain inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory carried at lower costs prevailing in prior years as compared with the costs of purchases in these years, the effect of which increased income before taxes in 2000, 1999, and 1998 by $3.7 million, $1.4 million, and $51,000, respectively.

Restricted cash: Restricted cash at March 27, 1999 consisted of $78.1 million held in a bank escrow account for acquisitions consummated during fiscal 2000.

Deposits: Deposits at March 27, 1999 consisted of $43.9 million advanced for the redemption of stock and an acquisition consumated during fiscal 2000.

Recognition of loan impairment: Spartan Stores records allowances for loan impairment when it is determined that Spartan Stores will be unable to collect all amounts due according to the terms of the underlying agreement. Interest income on impaired loans is recognized only when interest payments are received.

Long-lived assets: The carrying values of long-lived assets are analyzed using undiscounted future cash flows of the assets. Any adjustment to its carrying value is recognized on a current basis. During the third quarter of the fiscal year ended March 25, 2000, Spartan Stores recognized an impairment loss of $1.1 million on property vacated by a lessee that is currently being marketed by Spartan Stores' real estate segment. During the fourth quarter of the fiscal year ended March 25, 2000, Spartan Stores recognized an impairment loss of approximately $1.6 million due to the anticipated closing of one of its retail grocery stores and a $1.3 million impairment loss in connection with the discontinuance of a logistics software implementation in Spartan Stores' convenience store distribution segment. The impairment losses are recorded in other losses and gains in the accompanying Consolidated Statements of Earnings.

Goodwill: Goodwill is comprised of amounts paid in excess of the fair value of acquired net assets and is amortized on a straight-line basis over the estimated period benefited of 40 years. Goodwill is shown net of accumulated amortization of approximately $2.5 million and $362,000 at March 25, 2000 and March 27, 1999, respectively.

Other Assets: Included in other assets are non-compete agreements, favorable leases, debt issuance costs, and certain acquisition costs. Non-compete agreements, favorable leases, and debt issuance costs are being amortized over the terms of the related agreements. Acquisition costs are being amortized over 40 years. Other assets are shown net of accumulated amortization of approximately $2.2 million at March 25, 2000 and $393,000 at March 27, 1999, respectively.

During the fiscal year ended March 25, 2000, a gain of approximately $2.6 million was recognized from the sale of common stock held in a supplier and is included in other losses and gains on the accompanying Consolidated Statements of Earnings.

Property and equipment: Property and equipment are recorded at cost and depreciated over the shorter of the estimated useful lives or lease periods of the assets. Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation is computed using the straight-line and declining balance methods as follows:
Land improvements	15 to 40 years
Buildings and improvements	15 to 40 years
Machinery and equipment	5 to 20 years
Furniture and fixtures	3 to 10 years

Software development costs are capitalized, and amortized over a five-year period commencing as each system is implemented.

Insurance reserves: Insurance reserves represent a provision for reported losses and incurred but not reported losses. Losses are recorded when reported and consist of individual case estimates. Incurred but not reported losses are estimated based on available historical information.

Taxes on income: Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings per share: Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by increasing the weighted average number of common shares outstanding by the dilutive effect of the issuance of common stock for options outstanding under Spartan Stores stock option plan.

New Accounting Standards: Effective March 28, 1999, Spartan Stores adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result, Spartan Stores capitalizes internal labor costs associated with the application development phase of software purchased or developed for internal use. The adoption of this SOP did not have a material impact on Spartan Stores' financial condition or results of operations.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Spartan Stores will adopt SFAS No. 133 and subsequent amendments thereto as required no later than April 1, 2001, Management of Spartan Stores does not believe the adoption of SFAS 133 will have a material impact on Spartan Stores' consolidated financial position or results of operations.

Reclassifications: Certain reclassifications have been made to the 1999 and 1998 presentation in order to conform to the 2000 presentations.

Note 2

Subsequent Event

On April 6, 2000, Spartan Stores reached a definitive agreement to merge with Seaway Food Town, Inc. ("Seaway"). If the merger is consummated, each outstanding share of Spartan Stores Class A common stock, $2.00 par value, will be converted into one share of Spartan Stores common stock, no par value. Spartan Stores will declare a stock split through a dividend of 0.336 shares of Spartan Stores common stock for each share of Spartan Stores common stock outstanding immediately before the merger. In the merger, Spartan Stores will issue one share of Spartan Stores common stock and $5.00 in cash to the shareholders of Seaway in exchange for each share of Seaway common stock outstanding immediately before the merger. Seaway has reported approximately 6.7 million shares outstanding as of June 1, 2000. Upon consummation of the merger, Spartan Stores will have approximately 20 million shares of common stock outstanding, with current Spartan Stores shareholders owning approximately 66.5 percent and current Seaway shareholders owning the remaining 33.5 percent. In connection with the merger, Spartan Stores will register its newly issued common stock with the Securities and Exchange Commission and apply to list for trading on the Nasdaq National Market the approximately 20 million shares to outstanding after consummation of the merger.

Note 3

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

During the fiscal year ended March 25, 2000, Valuland acquired 39 retail grocery stores, pharmacies and related businesses. All of the issued and outstanding shares of Family Fare, Inc., Family Fare Management Services, Inc. and Family Fare Trucking, Inc. (collectively "Family Fare") were acquired on March 29, 1999. On May 19, 1999, Valuland acquired certain assets and assumed certain liabilities of Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. (collectively "Glen's"). All of the issued and outstanding shares of Great Day, Inc. and Great Day Pharmacy, Inc. (collectively "Great Day") were acquired on December 4, 1999. The acquisitions have been accounted for as purchases and accordingly, the acquired assets and assumed liabilities are included in the accompanying Consolidated Balance Sheet as of March 25, 2000 at values representing an allocation of the purchase price. Of the total purchase price, $750,000 is being held as contingent consideration until the related contingencies are discharged. The combined purchase price for the three acquisitions amounted to $138.3 million. The excess of the purchase price over the valuation of the tangible assets and liabilities amounted to approximately $95.2 million and was assigned to goodwill.

The Consolidated Statements of Earnings for the fiscal years ended March 25, 2000 and March 29, 1999 include the operations of each of the acquisitions from the date of purchase. The following unaudited pro forma information presents summary consolidated statement of earnings data of Spartan Stores as if the acquisitions had occurred as of March 29, 1998. These pro forma results are based on assumptions considered appropriate by management and include adjustments as considered necessary in the circumstances. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the acquisitions taken place on March 29, 1998, or which may be reported in the future.

Pro Forma
(In thousands, except per share data)	2000	1999
Net sales	$3,090,305	$2,964,840
Earnings before extraordinary item
(net of income taxes of $554)	17,429	13,591
Net earnings	17,429	12,560
Basic and diluted earnings
per Class A share:
Before extraordinary item	1.73	1.22
Net earnings	$1.73	$1.13

Effective January 1, 2000, Valuland, Inc. changed its legal name to Family Fare, Inc.

Note 4

Divestiture

On March 3, 2000, Spartan Stores sold all of the issued and outstanding shares of capital stock of Shield Benefit Administrators, Inc. ("Shield Benefit"), a wholly owned subsidiary in Spartan Stores' insurance segment. The gain of approximately $240,000 is included in other losses and gains in the Consolidated Statements of Earnings. Shield Benefit's net earnings for the fiscal years ended March 25, 2000, March 27, 1999 and March 28, 1998 were approximately $73,000, $136,000 and $127,000, respectively.

Note 5

Restructuring Charge

On October 14, 1998, Spartan Stores' board of directors approved an initiative to replace Spartan Stores' Plymouth distribution center with a new multi-commodity distribution center. During the second quarter ended September 11, 1999, Spartan Stores acquired land for approximately $1.3 million in the Toledo, Ohio area for the construction of the new distribution facility. Additionally, $6.5 million had been accrued for contractual amounts to be paid under a collective bargaining agreement, severance pay, and amounts due in connection with the withdrawal from the union pension plan.

Subsequent to the above developments, Spartan Stores and its collective bargaining work force were in discussions on how efficiency at the current location could be improved. On November 2, 1999, Spartan Stores and its collective bargaining work force reached an agreement to begin to design innovative work teams with the goal to improve warehouse productivity. Additionally, over the past 17 months Spartan Stores has acquired 47 retail grocery stores and it is Spartan Stores intention to continue on such a course as additional opportunities present themselves. Due to Spartan Stores' significant commitment to the retail grocery segment and the potential for improved productivity at its Plymouth facility, Spartan Stores has reconsidered its decision to close this facility and has entered into a five-year lease agreement on the Plymouth distribution center. Therefore, Spartan Stores reduced the restructuring accrual by $5.6 million to reflect costs that no longer are expected to be incurred. The remaining accrual exists for certain severance payments for which Spartan Stores is obligated.
Note 6

Marketable Securities

The amortized cost of marketable securities available for sale as of March 25, 2000 and March 27, 1999 are shown below. Gross unrealized gains and losses as of March 25, 2000 and March 27, 1999 were not material. Amortized cost approximated fair value for each of the dates presented in the table below.

(In thousands)	March 25, 2000	March 27, 1999

Securities available-for-sale
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$9,425	$8,194
Debt securities issued by foreign
governments, corporations and agencies	11,203	12,864
	$20,628	$21,058

The amortized cost and estimated fair values of investments as of March 25, 2000, by contractual maturity, are shown below:

(In thousands)

Due in one year or less	$3,796
Due after one year through five years	4,604
Due after five years through ten years	6,821
Due after ten years through fifteen years	5,407
$20,628

Note 7

Notes Payable and Long-Term Debt

Spartan Stores has a $425.0 million senior secured credit facility consisting of (i) a Revolving Credit Facility in the amount of $100.0 million with a term of six years, (ii) a Term Loan A in the amount of $100.0 million with a term of six years, (iii) an Acquisition Facility in the amount of $75.0 million with a term of seven years and (iv) a Term Loan B in the amount of $150.0 million with a term of eight years. The credit facilities provide for the issuance of letters of credit of which $11.0 million and $11.8 million were outstanding and unused as of March 25, 2000 and March 27, 1999, respectively. Interest rates payable on amounts borrowed under the credit facilities are based on the prime rate, the federal funds rate or the eurodollar rate, plus a stipulated margin. As of March 25, 2000, Spartan Stores had $100.0 million outstanding on the Term Loan A facility bearing interest at the 90-day eurodollar rate plus 2.5 percent (8.7 percent at March 25, 2000) and $149.8 million outstanding on the Term Loan B facility bearing interest at the 90-day eurodollar rate plus 3.25 percent (9.4 percent at March 25, 2000). The credit facilities contain covenants that include the maintenance of certain financial ratios, restrictions on additional indebtedness and payment of cash dividends (restricted to $800,000 in any twelve-month period). The senior secured credit facilities are secured by substantially all of Spartan Stores' assets.

Spartan Stores manages interest rate risk on a portion of its debt through the use of an interest rate swap agreement that is effective from June 30, 1999 to June 30, 2003. Under the terms of the agreement, Spartan Stores is protected against increases in interest rates from and after the date of the agreement in the initial aggregate notional amount of $162.5 million, which decreases in proportion to principal payments made on the Term Loan A and the Term Loan B under Spartan Stores credit facility. The aggregate notional amount will be $123.7 million at the end of the agreement's four-year term. The interest rate swap agreements converted a portion of the credit facility from a floating rate obligation to a fixed rate obligation. The fair value of the $162.3 million of interest rate swap agreements outstanding at March 25, 2000, was $6.1 million. At March 25, 2000, the fair value of the interest rate swap agreements had not been recognized in the Consolidated Financial Statements since the agreements were accounted for as hedges.

The notional amount is used quarterly in the determination of cash settlements under the agreement. The interest rate swap agreement exposes Spartan Stores to credit losses from counter-party nonperformance, although losses are not anticipated from its agreement, which is with a major financial institution. The interest rate swap agreement is accounted for on the accrual basis. Amounts to be paid or received under the agreement are recognized as interest expense or income in the period they accrue. Spartan Stores does not hold or issue interest rate swap agreements for trading purposes.

The weighted average interest rates for 2000 and 1999 were 9.63 percent and 5.52 percent, respectively.

On March 18, 1999, Spartan Stores prepaid amounts borrowed under senior unsecured notes in the amount of $21.5 million. Spartan Stores incurred a pre-payment penalty of approximately $1.6 million that is presented as an extraordinary item, net of income taxes, in the accompanying Consolidated Statements of Earnings.

Spartan Stores' long-term debt consists of the following:
(In thousands)	March 25, 2000	March 27, 1999

Senior credit facility, Term Loan A, due
March, 2005, quarterly principal payments
of $5,000 commencing June, 2000	$100,000	$100,000

Senior credit facility, Term Loan B, due
March, 2007, semi-annual principal payments
of $250	149,750	150,000

Variable Rate Promissory Notes, unsecured,
due March 31, 2001, interest payable
quarterly at 1% below the prime rate	13,877	14,390

Other	26,306	12,764
	289,933	277,154
Less current portion	23,862	5,726
Total long-term debt	$266,071	$271,428

At March 25, 2000, long-term debt was due as follows:

(In thousands)

Year ending March,

2001	$23,862
2002	32,976
2003	23,019
2004	22,604
2005	27,483
Later	159,989
$289,933

The Variable Rate Promissory Notes are issued under a note offering which permits Spartan Stores to sell notes with a total principal amount of $100.0 million. The notes are offered in minimum denominations of $1,000 and may be issued by Spartan Stores at any time, although Spartan Stores' bank credit agreement restricts the total amount outstanding under the offering to approximately $16.1 million. As of March 25, 2000, approximately $54.0 million of these notes have been issued. Issued notes are redeemed on March 31 of every other calendar year after March 31, 1993.

Note 8

Commitments and Contingencies

Spartan Stores has guaranteed payment of certain customers' indebtedness to financial institutions aggregating approximately $6.9 million at March 25, 2000. Spartan Stores also has guaranteed a lease by a customer which expires in 2017 with annual rental payments of $217,500. Spartan Stores charges an annual fee for each loan guarantee and lease guarantee and requires each customer receiving a guarantee to commit to minimum purchase requirements.

Thirty actions have been filed in state courts in Pennsylvania against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including J.F. Walker Company, Inc., a subsidiary of Spartan Stores. All of the Pennsylvania actions were filed by individual plaintiffs pursuant to a special notice procedure which does not include any formal complaint. In these separate cases, Spartan Stores expects that the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. Spartan Stores believes that J.F. Walker Company has valid defenses to these legal actions. These actions are being vigorously defended. It has been determined that J.F. Walker Company is not a defendant in three of the thirty cases that were filed. Six plaintiffs have withdrawn their complaints and Spartan Stores understands that they will not pursue their cases. One case has been dismissed with prejudice by stipulation of the plaintiff. All of the remaining Pennsylvania actions have been dismissed without prejudice pursuant to a Dismissal and Tolling Agreement under which certain defendants, including J.F. Walker Company, have agreed not to raise the defense of statute of limitations or laches if an action was filed by the plaintiff before March 31, 2000. None of the plaintiffs filed any action by March 31, 2000. One of the cigarette manufacturers named as a defendant in each action has agreed to indemnify J.F. Walker Company from damages arising out of these actions. Management believes that the ultimate outcome of these actions should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Spartan Stores.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.
Note 9

Leases

Rental expense under operating leases was $20.0 million, $9.8 million, and $8.4 million in 2000, 1999, and 1998, respectively. Future minimum obligations under operating leases in effect at March 25, 2000 are as follows:

(In thousands)
Year ending March,	Used in Operations	Subleased to Others	Total

2001	$17,686	$2,307	$19,993
2002	17,158	2,260	19,418
2003	16,095	1,845	17,940
2004	14,910	1,707	16,617
2005	14,143	1,616	15,759
Later	70,566	8,502	79,068

Total future minimum obligations	$150,558	$18,237	$168,795

One of Spartan Stores' subsidiaries leases retail store facilities to non-related entities. Of the stores leased, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. Substantially all of the leases provide for minimum and contingent rentals based upon stipulated sales volumes.

Owned assets, included in property and equipment, which are leased to others are as follows:
(In thousands)	March 25, 2000	March 27, 1999

Land and improvements	$13,952	$14,091
Buildings	56,763	55,249
	70,715	69,340

Less accumulated depreciation	19,730	16,281

Net property	$50,985	$53,059

Future minimum rentals to be received under operating leases in effect at March 25, 2000 are as follows:

(In thousands)
Year ending March,	Owned Property	Leased Property	Total

2001	$7,305	$2,439	$9,744
2002	7,022	2,391	9,413
2003	6,784	1,957	8,741
2004	6,472	1,810	8,282
2005	6,173	1,714	7,887
Later	44,276	9,044	53,320

Total future minimum rentals	$78,032	$19,355	$97,387

Note 10

Associate Retirement Plans

Spartan Stores retirement programs include pension plans providing non-contributory benefits, salary reduction defined contribution plans and profit sharing plans providing contributory benefits. Substantially all of Spartan Stores associates not covered by collective bargaining agreements are covered by either a non-contributory cash balance pension plan (Company Plan), a defined contribution plan or both. Associates covered by collective bargaining agreements are included in multi-employer pension plans.

Spartan Stores' Company Plan benefit formula is designed to utilize a cash balance approach. Under the cash balance formula, credits are added annually to a participant's "account" based on a percentage of the participant's compensation and years of vested service at the beginning of each calendar year. Interest credits are also added annually to a participant's "account" based upon the participant's account balance as of the last day of the immediately preceding calendar year. Transition credits are also added to a participant's account until the year 2007 if certain age requirements are met. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). Company Plan assets consist principally of common stocks and U.S. Government and corporate obligations. At March 25, 2000 and March 27, 1999, Company Plan assets included Class A common shares of Spartan Stores valued at $1.9 million and $1.7 million, respectively.

Matching contributions made by Spartan Stores to salary reduction defined contribution plans and contributions to profit sharing plans aggregated $3.0 million, $2.0 million, and $1.6 million in 2000, 1999, and 1998, respectively.

In addition to the plans described above, Spartan Stores participates in several multi-employer and other defined contribution plans for substantially all associates covered by collective bargaining agreements. The expense for these plans aggregated approximately $5.9 million in 2000, $5.3 million in 1999, and $4.9 million in 1998.

The Multi-Employer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal from or termination of such plans. Separate actuarial calculations of Spartan Stores' position are not available with respect to the multi-employer plans.

Spartan Stores and certain subsidiaries provide health care benefits to retired associates who have at least ten years of service and have attained age fifty-five, and who were not covered by collective bargaining arrangements during their employment (covered associates). Qualified covered associates retiring prior to March 31, 1992 receive major medical insurance with deductible and coinsurance provisions until age sixty-five and Medicare supplemental benefits thereafter. Covered associates retiring after April 1, 1992, are eligible for monthly post-retirement health care benefits of five dollars multiplied by the associate's years of service. This benefit is in the form of a credit against the monthly insurance premium. The balance of the premium is paid by the retiree.

The following tables set forth the change in benefit obligation, change in plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for Spartan Stores' pension and post-retirement benefit plans:
(In thousands)	Pension Benefits		Post-Retirement Benefits
	March 25, 2000	March 27, 1999	March 25, 2000	March 27, 1999
Change in benefit obligation
Benefit obligation at beginning of year	$49,809	$52,553	$4,938	$4,839

Service cost	3,834	3,605	210	207
Interest cost	3,331	3,174	338	322
Plan amendments	-	(8,324)	-	-
Actuarial loss (gain)	(4,158)	2,516	(485)	(111)
Benefits paid	(3,682)	(3,715)	(541)	(319)

Benefit obligation at end of year	$49,134	$49,809	$4,460	$4,938

Change in plan assets
Plan assets at fair value at beginning of year	$52,253	$50,930	$-	$-
Actual return on plan assets	8,232	4,984	-	-
Company contributions	1,969	54	541	319
Benefits paid	(3,682)	(3,715)	(541)	(319)

Plan assets at fair value at end of year	$58,772	$52,253	$-	$-

Funded status	$9,638	$2,444	$(4,460)	$(4,938)
Unrecognized net (gain)/loss	(9,665)	(1,578)	760	1,285
Unrecognized prior service cost	(5,771)	(6,134)	(1,251)	(1,317)
Unrecognized net transition obligation	32	37	-	-

Accrued benefit cost	$(5,766)	$(5,231)	$(4,951)	$(4,970)

Weighted average assumptions as of March 31
Discount rate	7.75%	7.00%	7.75%	7.00%
Expected return on plan assets	9.00%	9.00%	N/A	N/A
Rate of compensation increase	4.75%	4.75%	N/A	N/A

(In thousands)
	Pension Benefits
Components of net periodic benefit cost	2000	1999	1998

Service cost	$3,834	$3,605	$2,014
Interest cost	3,331	3,174	3,336
Annual return on plan assets	(4,346)	(4,067)	(11,785)
Net amortization and deferral	(319)	(333)	8,642

Net periodic benefit cost	$2,500	$2,379	$2,207

	Post-Retirement Benefits
Components of net periodic benefit cost	2000	1999	1998

Service cost	$210	$207	$171
Interest cost	338	322	311
Net amortization and deferral	(26)	(23)	(31)

Net periodic benefit cost	$522	$506	$451

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement plan. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was five percent for the fiscal year ended March 25, 2000 and remains at that level thereafter. A one percent increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation by 1.25 percent and the periodic post-retirement benefit cost by .79 percent. A one percent decrease in the assumed health care cost trend rate would decrease the accumulated post-retirement benefit obligation by 1.12 percent and periodic post-retirement benefit cost by .71 percent.

Note 11

Taxes on Income

The income tax provision is summarized as follows:

(In thousands)	March 25, 2000	March 27, 1999	March 28, 1998

Currently payable	$7,604	$7,967	$8,592
Net deferred	2,703	627	(583)

	$10,307	$8,594	$8,009

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2000	1999	1998

Statutory income tax rate	35.0%	35.0%	35.0%
Accrual adjustment	1.0	-	-
State income taxes	0.7	0.9	0.2
Other	0.8	0.8	0.8

Effective income tax rate	37.5%	36.7%	36.0%

Deferred tax assets and liabilities resulting from temporary differences as of March 25, 2000 and March 27, 1999 are as follows:

(In thousands)
	2000	1999
Deferred tax assets:
Employee benefits	$7,553	$6,596
Accounts receivable	777	814
Lease transactions	-	383
Insurance reserves	284	252
Research and development credit	1,309	1,309
Restructuring charge	170	1,994
Impairment Losses	933	-
All other	24	318
Total deferred tax assets	11,050	11,666
Deferred tax liabilities:
Depreciation	8,907	7,702
Inventory	995	667
All other	951	397
Total deferred tax liabilities	10,853	8,766

Net deferred tax asset	$197	$2,900

Note 12

Supplemental Cash Flow Information

Payments for interest and income taxes were as follows:

(In thousands)	2000	1999	1998

Interest	$17,850	$10,896	$11,264
Income taxes	$6,565	$15,638	$3,618

During 2000, in conjunction with the acquisitions of Family Fare, Glen's, and Great Day, Spartan Stores assumed certain liabilities approximating $43.1 million. In addition, approximately $28.7 million (net of cash acquired) was included in Deposits at March 27, 1999 for the purchase of Family Fare. Also, approximately $6.9 million was included in Deposits at March 27, 1999 for the redemption of common stock that occurred during the quarter ended June 19, 1999.

During 1999, Spartan Stores refinanced $99.4 million of bank borrowings in connection with the $425 million senior secured credit facility. In conjunction with the acquisition of Ashcraft's Markets, Inc., Spartan Stores assumed certain liabilities of $2.6 million. Spartan Stores received restricted cash of $78.1 million from proceeds from long-term borrowing.

During 1998, Spartan Stores entered into a $2.5 million note payable for the purchase of a distribution center.
Note 13

Shareholders' Equity

Spartan Stores' grocery distribution customers who carry Spartan private label products are required to own Class A common stock of Spartan Stores in an amount relative to their purchases up to a maximum of $125,000 of common stock per store. The current company policy is to redeem, at the request of the shareholder, stock held in excess of the required investment. This policy does not create or evidence any obligation on Spartan Stores' behalf and the board of directors may revise or terminate the policy at any time. At March 25, 2000, there were 7.7 million shares outstanding in excess of the investment requirement.

Under Spartan Stores' Bylaws, the board of directors establishes the price at which Spartan Stores issues and purchases its Class A common stock (the "Trading Value").

Spartan Stores has a shareholder-approved stock option plan covering 500,000 shares of Spartan Stores Class A common stock. The plan provides for the granting of incentive stock options as well as non-qualified stock options to corporate officers. Spartan Stores accounts for stock option grants in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting For Stock-Based Compensation," and as allowed by this statement recognizes expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the Trading Value at the date of grant. Options must be exercised within ten years of the date of grant. The authorization to grant options under the plan terminates on October 31, 2001.

Spartan Stores' stock option grants vest immediately. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, Spartan Stores' net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

(In thousands, except per share data)
	2000	1999	1998

Net earnings as reported	$17,194	$14,799	$14,234
Net earnings - pro forma	$17,168	$14,771	$14,192
Basic earnings per share - as reported	$1.71	$1.33	$1.21
Diluted earnings per share - as reported	$1.70	$1.33	$1.20
Basic earnings per share - pro forma	$1.70	$1.32	$1.20
Diluted earnings per share - pro forma	$1.70	$1.32	$1.20

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	1999	1998

Dividend yield	0.10%	0.10%	0.11%
Expected volatility	8.10%	8.79%	7.60%
Risk-free interest rate	6.00%	5.87%	6.88%
Expected life of option	10 yrs.	10 yrs.	10 yrs.

	Shares Under Options	Weighted Average Exercise Price	Fair Value of Options Granted

Options outstanding at March 30, 1997	39,000	$9.49
Granted	12,000	11.30	$5.43
Exercised	(24,000)	9.72

Options outstanding at March 28, 1998	27,000	$10.09
Granted	8,000	12.30	$5.30
Exercised	(3,000)	10.60

Options outstanding at March 27, 1999	32,000	10.59
Granted	9,000	13.30	$5.82
Options cancelled	(2,000)	12.80

Options outstanding and exercisable at March 25, 2000	39,000	$11.11

The following table sets forth options outstanding at March 25, 2000 by exercise price and remaining contractual life.

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life Yrs.

$8.40	3,000	2.1
8.80	3,000	3.1
9.30	3,000	4.1
10.00	4,000	5.1
10.50	4,000	6.1
11.30	7,000	7.2
12.30	7,000	8.1
13.30	8,000	9.1
$8.40-$13.30	39,000	6.5

Spartan Stores has a shareholder-approved stock bonus plan covering 500,000 shares of Spartan Stores Class A common stock. Under the provisions of this plan, officers and certain key employees of Spartan Stores may elect to receive a portion of their annual bonus in Class A common stock rather than cash and will be granted additional shares of stock worth thirty percent of the portion of the bonus they elect to receive in stock. The value of shares issued under the plan is the Trading Value. At March 25, 2000, 331,452 shares remained unissued under the plan. An associate stock purchase plan approved by the shareholders covers 500,000 shares of Spartan Stores Class A common stock. The plan provides that associates of Spartan Stores and its subsidiaries may purchase shares at the Trading Value. At March 25, 2000, 461,658 shares remained unissued under the plan.

Spartan Stores has a long-term incentive plan covering 500,000 shares of Spartan Stores Class A common stock. Under the provisions of this plan, stock is awarded based on the achievement of board established performance levels. No amounts have been issued under this plan to date.

Spartan Stores' Articles of Incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 5.0 million shares of Class B common stock in one or more series, each with such designations, and, relative to the Class A common stock and to other series of Class B common stock, such voting, distribution, dividend and other rights and restrictions as shall be stated in the resolution(s) providing for the issuance thereof. At March 25, 2000, there were no Class B shares outstanding.
Note 14

Operating Segment Information

Using the management approach as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Spartan Stores' operating segments were identified by products sold and customer profile and include retail grocery, grocery store distribution, convenience store distribution, insurance and real estate.

Spartan Stores' retail grocery segment operates 47 retail grocery stores throughout western, central and northern Michigan.  Spartan Stores' retail grocery stores typically offer dry grocery, produce, dairy products, meat, floral, seafood, health and beauty care, cosmetics, delicatessen and bakery goods.  Spartan Stores' larger stores also typically offer pharmacy and banking facilities.  Revenue is recognized when the product is sold.

Spartan Stores' grocery store distribution segment provides its wholesale customers with a selection of over 40,000 items, including dry grocery, produce, dairy products, meat, frozen food, seafood, floral, general merchandise, tobacco, pharmacy and health and beauty care items. To supply its wholesale customers, Spartan Stores operates a fleet of approximately 122 tractors, 217 conventional trailers and 152 refrigerated trailers, substantially all of which are leased by Spartan Stores. Revenue is recognized when the product is shipped or service provided.

Spartan Stores' convenience store distribution segment provides a selection of confections, tobacco products, specialty foods and other grocery products to approximately 9,600 convenience stores and other retail locations in Michigan, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Georgia, Tennessee and West Virginia. Spartan Stores also operates 13 cash and carry outlets in Michigan and Ohio. Revenue is recognized when the product is shipped.

Spartan Stores' insurance operating segment offers commercial insurance coverage for fire and other casualties, liability, automobile, fidelity, theft, bonds, workers' compensation, business interruption, and group health plans. In addition, individuals are offered automobile and homeowners coverage. The insurance business segment also provides insurance brokerage services. Additionally, the insurance business segment provides insurance underwriting for customers. Underwriting revenues are recognized over the life of the policies.

Spartan Stores' real estate segment owns nine shopping centers with approximately 644,000 square feet and nine free-standing locations with approximately 415,000 square feet. Spartan Stores leases these properties to grocery store customers supplied by Spartan Stores and to other retailers. Revenue is recognized according to the terms of the lease or loan.

Identifiable assets represent total assets directly associated with the various operating segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

The following table sets forth, for each of the last three fiscal years, information required by SFAS No. 131:
(In thousands)
	2000	1999	1998
Net sales
Retail grocery	$540,068	$-		$-
Grocery store distribution	1,882,216	1,838,123		1,800,428
Convenience store distribution	934,239	841,793		696,089
Insurance	17,531	15,845		15,943
Real estate	12,122	10,510		11,900
Less - eliminations	(335,894)	(34,571)		(35,111)

Total	$3,050,282	$2,671,700		$2,489,249

Restructuring charge
Grocery store distribution	$(4,521)	$5,698	$

Interest expense
Retail grocery	$14,419	$-		$-
Grocery store distribution	23,987	5,309		6,136
Convenience store distribution	2,685	2,294		2,725
Insurance	-	-		3,171
Real estate	2,449	2,365		-
Less - eliminations	(16,246)	(760)		(1,098)

Total	$27,294	$9,208		$10,934

Interest income
Retail grocery	$(90)	$-		$-
Grocery store distribution	(18,540)	(2,149)		(3,164)
Convenience store distribution	(618)	(436)		(111)
Insurance	(1,233)	(1,390)		(1,318)
Real estate	(12)	(28)		(30)
Less - eliminations	16,246	900		1,299

Total	$(4,247)	$(3,103)		$(3,324)

(In thousands)
	2000	1999	1998

Depreciation and amortization
Retail grocery	$11,401	$-	$-
Grocery store distribution	15,116	16,373	16,377
Convenience store distribution	2,796	2,523	2,525
Insurance	266	168	153
Real estate	2,484	2,349	2,584

Total	$32,063	$21,413	$21,639

Earnings before income taxes and
extraordinary item
Retail grocery	$(3,706)	$-	$-
Grocery store distribution	16,638	2,328	6,543
Convenience store distribution	10,028	15,324	6,106
Insurance	1,856	3,527	3,592
Real estate	2,685	3,799	6,002

Total	$27,501	$24,978	$22,243

Income taxes
Retail grocery	$(1,299)	$-	$-
Grocery store distribution	6,279	1,014	2,327
Convenience store distribution	3,734	5,526	2,282
Insurance	653	1,239	1,299
Real estate	940	1,369	2,101

Total	$10,307	$9,148	$8,009

Extraordinary item (net of
income taxes of $554)
Grocery store distribution	$-	$1,031	$-

Capital expenditures
Retail grocery	$2,892	$-	$-
Grocery store distribution	8,589	12,061	18,948
Convenience store distribution	1,394	2,692	1,534
Insurance	405	186	425
Real estate	1,563	1,480	3,090

Total	$14,843	$16,419	$23,997

(In thousands)
	2000	1999	1998

Total assets
Retail grocery	$203,270	$-	$-
Grocery store distribution	428,358	426,891	231,338
Convenience store distribution	80,949	84,693	87,181
Insurance	28,987	30,354	29,792
Real estate	63,374	60,699	66,346
Less - eliminations	(234,365)	(79,259)	(8,524)

Total	$570,573	$523,378	$406,133

END OF AUDITED FINANCIAL STATEMENTS. The following information is not part of Spartan Stores' audited financial statements for the year ended March 25, 2000.

UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION
RELATING TO MERGER WITH SEAWAY FOOD TOWN, INC.

The following tables provide you with unaudited pro forma combined financial information for Spartan Stores as if the anticipated merger with Seaway had been completed at the beginning of the earliest period presented. The following unaudited pro forma combined balance sheet as of March 25, 2000 is based upon the historical consolidated financial statements of Spartan Stores as of March 25, 2000 and of Seaway as of February 26, 2000, after giving effect to the merger as if the merger had occurred on March 25, 2000. The following unaudited pro forma combined statements of earnings for the years ended March 25, 2000 and March 27, 1999 are based upon the historical consolidated financial statements of Spartan Stores for those periods and of Seaway for the four quarter period ended February 26, 2000 and the four quarter period ended February 27, 1999, after giving effect to the merger as if the merger had occurred at the beginning of the period presented. The pro forma adjustments are described in the accompanying notes to the unaudited pro forma combined financial statements.

This information is based on adjustments to the historical consolidated financial statements of Spartan Stores and Seaway to give effect to the merger using the purchase method of accounting for business combinations. The historical consolidated financial statements of Spartan Stores also have been adjusted to give effect to acquisitions previously made by Spartan Stores as if the transactions had occurred at the beginning of the period presented. The pro forma adjustments do not include any of the cost savings and other synergies anticipated to result from the past acquisitions and from the merger.

The separate historical financial statements and accompanying notes of Spartan Stores and Seaway should be read along with the following unaudited pro forma combined financial information. The following unaudited pro forma combined financial information should not be relied upon as indicating the results of operations or financial condition that would have been achieved if the merger had taken place earlier or that will be achieved after completion of the merger.

Spartan Stores, Inc. Unaudited Pro Forma Combined Balance Sheet March 25, 2000 (In Thousands)
Assets	Spartan Stores, Inc.[1]	Seaway Food Town, Inc.[2]	Pro Forma Adjustments[3]		Pro Forma Combined
Current assets
Cash and cash equivalents Marketable securities Accounts receivable, net Inventories Prepaid expenses Deferred taxes on income	$ 36,422 20,628 83,998 105,587 4,736 5,409	$ 9,898 - 10,424 58,138 1,390 2,205	$ - - - - - -		$ 46,320 20,628 94,422 163,725 6,126 7,614
Total current assets	256,780	82,055	-		338,835
Other assets
Goodwill, net Other	99,075 36,127	2,343 3,963	40,441 2,000		141,859 42,090
Property and equipment
Land and improvements Buildings Equipment	32,152 141,461 179,746	7,900 111,329 117,574	- (72,757 (72,758	) )	40,052 180,033 224,562
Total property and equipment	353,359	236,803	(145,515)		444,647
Less accumulated depreciation and amortization	174,768	145,515	145,515		174,768
Net property and equipment	178,591	91,288	-		269,879

Total Assets	$ 570,573	$ 179,649	$ 42,441		$ 792,663

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable Insurance reserves Other accrued expenses Current maturities of long-term debt	$ 82,186 14,718 47,566 23,862	$ 48,440 - 15,496 931	$ - - - (931)		$ 130,626 14,718 63,062 23,862
Total current liabilities	168,332	64,867	(931)		232,268
Deferred taxes on income	5,212	1,343	-		6,555
Postretirement benefits other than pensions	4,951	-	-		4,951
Long-term debt and capital lease obligations	266,071	40,354	36,495		342,920
Other long-term liabilities	-	3,973	-		3,973
Shareholders' equity:
Common stock Additional paid-in capital Retained earnings	19,838 14,240 91,929	13,425 916 54,771	83,504 (15,156 (61,471	) )	116,767 - 85,229
Total shareholders' equity	126,007	69,112	6,877		201,996
Total liabilities and shareholders' equity	$ 570,573	$ 179,649	$ 42,441		$ 792,663

Spartan Stores, Inc. Unaudited Pro Forma Combined Statements of Earnings Fiscal year ended March 25, 2000 (In thousands, except per share data)
	Spartan Stores4		Acquired Companies5		Pro Forma Adjustments6		Pro Forma Spartan Stores		Seaway Food Town7	Pro Forma Adjustments8	Pro Forma Combined

Net sales	$3,050,282		$ 88,121		$ (48,098)		$3,090,305		$ 680,284	$ -	$3,770,589

Costs and expenses
Cost of sales Operating and administrative Restructuring charge Depreciation and amortization Interest expense Interest income Other losses and (gains)	2,643,490 328,208 (4,521 32,063 27,294 (4,247 494	) )	67,501 22,221 - 1,356 203 (494 (3,058	) )	(47,204 (4,688 - 265 (203 987 2,775	) ) )	2,663,787 345,741 (4,521 33,684 27,294 (3,754 211	) )	505,691 142,963 - 15,446 3,839 - (360)	- - - 1,061 2,149 - -	3,169,478 488,704 (4,521 50,191 33,282 (3,754 (149	) ) )
Total costs and expenses	3,022,781		87,729		(48,068)		3,062,442		667,579	3,210	3,733,231
Earnings before income taxes	27,501		392		(30)		27,863		12,705	(3,210)	37,358
Income taxes	10,307		-		127		10,434		3,932	(1,124)	13,242

Net earnings	$ 17,194		$ 392		$ (157)		$ 17,429		$ 8,773	$ (2,086)	$ 24,116

Basic and diluted net earnings per share	$ 1.28						$ 1.30		$ 1.31		$ 1.20

Weighted average shares outstanding:
Basic	13,432						13,432		6,680		20,112
Diluted	13,439						13,439		6,680		20,119

Adjusted EBITDA9	$ 78,090						$ 80,566		$ 31,990		$ 112,556

Spartan Stores, Inc. Unaudited Pro Forma Combined Statements of Earnings Fiscal year ended March 27, 1999 (In thousands, except per share data)
	Spartan Stores10		Acquired Companies11		Pro Forma Adjustments12		Pro Forma Spartan Stores		Seaway Food Town13	Pro Forma Adjustments14	Pro Forma Combined

Net sales	$2,671,700		$ 614,833		$ (321,693)		$2,964,840		$ 638,303	$ -	$3,603,143

Costs and expenses
Cost of sales Operating and administrative Restructuring charge Depreciation and amortization Interest expense Interest income Other losses and (gains)	2,397,818 216,876 5,698 21,413 9,208 (3,103 (1,188	) )	458,366 137,011 - 11,434 5,131 (598 (3,006	) )	(314,365 (9,964 - 2,473 8,559 664 759	) )	2,541,819 343,923 5,698 35,320 22,898 (3,037 (3,435	) )	475,641 132,651 - 15,050 3,870 - (283)	- - - 1,137 2,996 - -	3,017,460 476,574 5,698 51,507 29,764 (3,037 (3,718	) )
Total costs and expenses	2,646,722		608,338		(311,874)		2,943,186		626,929	4,133	3,574,248
Earnings before income taxes and extraordinary item	24,978		6,495		(9,819)		21,654		11,374	(4,133)	28,895
Income taxes	9,148		222		(1,307)		8,063		4,111	(1,577)	10,597
Earnings before extraordinary item	15,830		6,273		(8,512)		13,591		7,263	(2,556)	18,298
Extraordinary item (net of income taxes)	1,031		-		-		1,031		-	-	1,031

Net earnings	$ 14,799		$ 6,273		$ (8,512)		$ 12,560		$ 7,263	$ (2,556)	$ 17,267
Basic and diluted net earnings per share:
Before extraordinary item	$ 1.09						$ 0.94		$ 1.09		$ 0.86
Net earnings	$ 1.02						$ 0.87		$ 1.09		$ 0.82

Weighted average shares outstanding:
Basic	14,490						14,490		6,653		21,143
Diluted	14,494						14,494		6,653		21,147

Adjusted EBITDA9	$ 57,163						$ 81,502		$ 30,294		$ 111,796

NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

1.	Represents the historical balance sheet of Spartan Stores as of March 25, 2000.

2.	Represents the historical balance sheet of Seaway as of February 26, 2000.

3.	Represents the pro forma adjustments required to account for the merger as a purchase as of March 25, 2000, including the following:
	•	To record goodwill in connection with the merger.
	•	To capitalize legal and professional costs associated with the transaction.
	•	To eliminate historical accumulated depreciation. The fair value of the property and equipment acquired in the merger has yet to be determined. As a result, a portion of the consideration paid in the merger will be allocated to property and equipment once determined.
	•	To reflect the financing transactions related to the acquisition. Such financing was presented assuming borrowings under Spartan Stores' acquisition facility, which provides for interest at the applicable LIBOR rate plus 3% per annum.
	•	To reflect the one-for-one conversion of the Seaway common stock, no par value, issued and outstanding immediately prior to the effective date of the merger, to Spartan Stores common stock, no par value, and a payment to Seaway shareholders of five dollars ($5.00) in cash per share of Seaway common stock held immediately before the merger.
	•	To eliminate Seaway's historical shareholders equity.

4.	Represents the historical statements of earnings of Spartan Stores for the year ended March 25, 2000.

5.	Represents the historical statements of earnings of Glen's Market from March 28, 1999 to May 19, 1999 and Great Day from March 28, 1999 to December 4, 1999.

6.	Represents the pro forma adjustments required to account for the acquisitions of Glen's Market and Great Day as of March 29, 1998, including the following:
	•	To eliminate sales to acquired businesses.
	•	To eliminate certain business operations of Glen's Market not acquired.
	•	To eliminate interest expense on certain debt not assumed as part of the acquisition of Glen's Market.
	•	To eliminate interest income on cash and equivalents not acquired as part of the acquisition of Great Day.
	•	To adjust depreciation expense for the differences in Glen's and Great Day's depreciable bases of property, plant and equipment.
	•	To record goodwill amortization over forty years on a straight-line basis.
	•	To record provision for federal income taxes.
	•	To eliminate severance payments, bonuses and other amounts directly attributable to the transaction.

7.	Represents the historical statements of earnings of Seaway for the four quarter period ended February 26, 2000.

8.	Represents the pro forma adjustments required to account for the merger as a purchase as of March 29, 1998, including the following:
	•	To record amortization expense for goodwill acquired and transaction related costs incurred in connection with the merger over the estimated period benefited of 40 years.
	•	To record additional interest expense associated with borrowings incurred in connection with the merger.
	•	To record provision for federal income taxes.

9.	Adjusted EBITDA is computed as net earnings before interest, taxes, depreciation, amortization and restructuring charge or income.

10.	Represents the historical statements of earnings of Spartan Stores for the year ended March 27, 1999.

11.	Represents the historical statements of earnings of (1) Ashcraft's Markets from March 29, 1998, to January 3, 1999, (2) Family Fare for the year ended December 26, 1998, (3) Glen's Market for the year ended January 2, 1999 and (4) Great Day for the 52-week period ended March 20, 1999.

12.	Represents the pro forma adjustments required to account for the acquisitions of Ashcraft's Market, Family Fare, Glen's Market and Great Day as of March 29, 1998, including the following:
	•	To eliminate sales to acquired businesses.
	•	To eliminate certain business operations of Glen's Market not acquired.
	•	To eliminate interest expense on certain debt not assumed as part of the acquisitions.
	•	To eliminate interest income on cash and equivalents not acquired as part of the acquisition of Great Day.
	•	To adjust depreciation expense for the differences in depreciable bases of property, plant and equipment.
	•	To record goodwill amortization over forty years on a straight-line basis.
	•	To record provision for federal income taxes.
	•	To eliminate severance payments, bonuses and other amounts directly attributable to the transaction.

13.	Represents the historical statements of earnings of Seaway for the four-quarter period ended February 27, 1999.

14.	Represents the pro forma adjustments required to account for the merger as a purchase as of March 29, 1998, including the following:
	•	To record amortization expense for goodwill acquired and transaction related costs incurred in connection with the merger over the estimated period benefited of 40 years.
	•	To record additional interest expense associated with borrowings incurred in connection with the merger.
	•	To record provision for federal income taxes.

Item 9.    Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The names, ages, and principal occupations of the current directors, nominees for director, and executive officers of Spartan Stores are set forth below.
Name and Age	Position and Principal Occupation for Last Five Years

Russell H. VanGilder, Jr. (66)	Chairman of the Board since 1998; Vice Chairman of the Board from 1992 to 1998 and director since 1970; Chairman of the Board, V.G.'s Food Center, Inc. (retail grocery chain)

Parker T. Feldpausch (68)	Vice-Chairman of the Board since 1998 and director since 1990; Retired President, G & R Felpausch Co. (retail grocery chain)

Elson S. Floyd, Ph.D. (44)	Nominee for director; President and Professor of Education at Western Michigan University, Kalamazoo, Michigan (liberal arts university)

Roger L. Boyd (54)

Secretary of the Board since 1993 and director since 1992; President and General Manager, Bob's Market House, Inc. (retail grocery store); President and General Manager, Hillsdale Market House, Inc. (retail grocery store)

James G. Buick (67)	Director since 1995; Retired; Former President and Chief Executive Officer, The Zondervan Corporation (1984 to 1993) (producer and distributor of Christian books and gifts)

John S. Carton (59)	Director since 1995; Chairman of the Board, Pine View Golf Club, Inc., and Turfside, Inc. (golf course and restaurant)

Alex J. DeYonker (50)	Director since 1999; General Counsel and Assistant Secretary since May 1995; partner of Warner Norcross & Judd LLP (law firm)

Martin P. Hill (55)	Director since 1996; President, Harding & Hill, Inc. (retail grocery chain); Director, Secretary and Treasurer, Harding's Markets - West, Inc. (retail grocery chain)

Elizabeth A. Nickels (37)	Nominee for director; Executive Vice President and Chief Financial Officer of Herman Miller, Inc. (office furniture manufacturing company)

Dan R. Prevo (50)	Director since 1996; President, Prevo's Family Market, Inc. (retail grocery chain)

Name and Age	Position and Principal Occupation for Last Five Years

James B. Meyer (54)

Chief Executive Officer since July 1997; President and director since August 1996; Chief Operating Officer from August 1996 to July 1997; Treasurer since 1994; Senior Vice President Corporate Support Services from June 1994 to August 1996; Chief Financial Officer and Assistant Secretary from October 1990 to August 1996; Senior Vice President from 1981 to 1994

Joel Barton (48)

Vice President Retail since January 2000; Senior Vice President Supermarket Division, Raley's from 1998 to 1999; Vice President of Marketing, Raley's from 1997 to 1998; Director of Corporate Merchandising, Raley's from 1995 to 1997

David deS. Couch (49)	Vice President Information Technology since May 1996; Director of Management Information Services from December 1991 to May 1996

Richard C. Deming (55)

Vice President Human Resources since August 1998; Vice President Human Resources, AP Parts International, Inc. from 1994 to 1998; Vice President Human Resources, Pirelli Cables North America from 1991 to 1994

Charles B. Fosnaugh (50)

Vice President Development since April 1998; Senior Vice President Business Development and Finance from September 1996 to April 1998; Senior Vice President Business Development from July 1994 to September 1996; Vice President Business Development from 1990 to 1994; President, Valuland, Inc. since 1992; President, Market Development Corporation since 1990

Michael D. Frank (48)	Vice President Logistics since July 1997; Vice President Distribution, Associated Wholesale Grocers, Inc. from 1987 to July 1997 (supermarket cooperative)

John Sommavilla (40)	Vice President Purchasing since June 1999; Director of Perishables from July 1996 to June 1999; Manager of Frozen/Dairy Purchasing/Inbound from 1994 to July 1996.

David M. Staples (37)

Vice President Finance, Chief Financial Officer and Treasurer since January 2000; Divisional Vice President - Strategic Planning and Reporting, Kmart Corporation from 1995 to December 1999, prior to that was in audit practice with Arthur Andersen, LLP

The Spartan Stores board is divided into three classes, with the term of one class expiring in each successive year. At the Spartan Stores 2000 annual meeting of shareholders, all current directors will resign and five directors will be elected by the Spartan Stores shareholders. Dr. Floyd and Mr. Meyer are nominees for terms expiring in 2003. Ms. Nickels and Mr. VanGilder are nominees for terms expiring in 2002. Mr. DeYonker is the nominee for the term expiring in 2001.

As of the effective time of the merger with Seaway, the board will appoint two individuals selected by Seaway, Joel A. Levine and Richard B. Iott, to serve on the board of directors of Spartan Stores. Joel A. Levine, 61, has served as a director of Seaway since 1995. Since 1992, Mr. Levine has been Of Counsel to the Toledo, Ohio law firm of Spengler Nathanson PLL. Spengler Nathanson served as one of Seaway's co-counsel in connection with the merger. Richard B. Iott, 48, has served as Chief Executive Officer and President of Seaway since 1996 and as a director of Seaway since 1987. Mr. Levine will become a member of the class of directors whose term expires in 2001 and Mr. Iott will become a member of the class of directors whose term expires in 2003. If either Mr. Levine or Mr. Iott is unable or unwilling to serve on the board as of the closing of the merger, his replacement will be a person who is selected by Seaway and acceptable to Spartan Stores.

Because Spartan Stores' capital stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, the directors, officers, and persons owning greater than 10 percent of any class of Spartan Stores' equity securities currently are not subject to Section 16 of that act.

Item 11.  Executive Compensation

The following table sets forth the cash and non-cash compensation earned during the fiscal years ended March 25, 2000, March 27, 1999, and March 28, 1998 by the persons who served as the Chief Executive Officer of Spartan Stores during the last completed fiscal year, and the four other most highly compensated executive officers of Spartan Stores at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE

				Long-Term Compensation Awards
		Annual Compensation		Number of Securities Underlying	All Other Compen-
Name and Principal Position	Year	Salary	Bonus (1)	Options (2)	sation (3)

James B. Meyer	2000	$451,570	$222,073	4,000	$12,164
(President and Chief	1999	371,540	220,566	4,000	8,136
Executive Officer)	1998	350,494	106,712	4,000	6,348

Charles B. Fosnaugh	2000	$200,980	$70,747	1,000	$11,087
(Vice President	1999	200,980	90,576	1,000	7,949
Development)	1998	195,330	52,555	2,000	5,921

Richard Deming(4)	2000	$178,930	$66,338	1,000	$18,550
(Vice President	1999	95,250	79,978	-	36,000
Human Resources)	1998	N/A	N/A	N/A	N/A

David deS. Couch	2000	$183,365	$67,892	1,000	$9,655
(Vice President	1999	168,260	68,349	1,000	7,313
Information Technology)	1998	127,214	35,602	1,000	6,027

Michael D. Frank	2000	$172,595	$33,204	1,000	$2,993
(Vice President Logistics)	1999	154,405	65,717	1,000	3,036
	1998	88,920	35,847	-	3,009

(1) The amounts listed in this column include bonus amounts elected under the 1991 Stock Bonus Plan, as amended, plus an amount equal to 30 percent of such bonus amounts, to be received in Class A common stock. The amounts listed in this column also include cash bonuses accrued in fiscal years 1998, 1999 and 2000 for payment in the following year pursuant to Spartan Stores' Annual Incentive Plan.

(2) All reported awards were under the 1991 Stock Option Plan, as amended. These awards have vested and are exercisable at the date of grant.

(3) The compensation listed in this column for fiscal year 2000 consists of: (a) amounts paid by Spartan Stores for split dollar and term life insurance; (b) Spartan Stores' matching contributions under its Savings Plus Plan; and (c)

amounts paid for relocation expenses in connection with acceptance of employment. The amounts included for each such factor for fiscal year 2000 are:

	(a)	(b)	(c)

Mr. Meyer	$1,575	$10,589	$0
Mr. Fosnaugh	2,227	8,860	0
Mr. Deming	3,782	9,548	5,220
Mr. Couch	2,044	7,611	0
Mr. Frank	2,993	0	0

(4) Mr. Deming began working for Spartan Stores during the 1999 fiscal year. Accordingly, the compensation does not represent a full year.

Stock Options

Under the 1991 Stock Option Plan, options to purchase Class A common stock may be granted to officers of Spartan Stores. The following tables set forth information concerning stock options granted under the 1991 Stock Option Plan during the fiscal year ended March 25, 2000, to the named executive officers and the unexercised options held by them as of the end of the fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR (1)

Individual Grants
	Number Of Securities Underlying	Percent of Total Options Granted to Employees	Exercise	Expira-	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Options Granted	in Fiscal Year	Price Per Share	tion Date	5%	10%
James B. Meyer	4,000	50.0%	$13.30	5/20/09	$33,457	$84,787
Charles B. Fosnaugh	1,000	12.5	13.30	5/20/09	8,364	21,197
Richard C. Deming	1,000	12.5	13.30	5/20/09	8,364	21,197
David deS. Couch	1,000	12.5	13.30	5/20/09	8,364	21,197
Michael D. Frank	1,000	12.5	13.30	5/20/09	8,364	21,197

(1) The per share exercise price of each option equals the Trading Value of the Class A common stock effective as of June 21, 1999. All options were granted for a term of 10 years. Options terminate, subject to limited exercise provisions, in the event of death, retirement, or other termination of employment. All options are exercisable at the date of grant. The exercise price of the options may be paid in cash, by delivering shares of Class A common stock which are already owned by the option holder, or any combination thereof.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES
	Number of Shares Acquired	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

James B. Meyer	0	$0	22,000	0	$51,000	$0
Charles B. Fosnaugh	0	0	11,000	0	30,600	0
Richard C. Deming	0	0	1,000	0	0	0
David deS. Couch	0	0	3,000	0	3,000	0
Michael D. Frank	0	0	2,000	0	1,000	0

(1) Represents the difference between the exercise price of the options for the Class A common stock and the Trading Value of $13.30 per share at fiscal year-end.

Employment Agreements and Change in Control Arrangements

The officers of Spartan Stores are appointed annually by and serve at the pleasure of the board or the Chief Executive Officer. On August 14, 1996, the board appointed Mr. Meyer President and Chief Operating Officer of Spartan Stores, and as of that date Mr. Meyer entered into an employment agreement with Spartan Stores. As of July 1997, he became the President and Chief Executive Officer of Spartan Stores, pursuant to the terms of the employment agreement. Under the employment agreement, Mr. Meyer's annual base salary is to be and has been revised upon mutual agreement of Spartan Stores and Mr. Meyer on a year-to-year basis. Under the employment agreement, Spartan Stores provides Mr. Meyer with an automobile and certain other fringe benefits. The employment agreement may be terminated upon mutual agreement, upon Mr. Meyer's death or disability, by either party at its option upon 90 days written notice to the other, for cause, or upon certain other events. Upon termination by Spartan Stores for any reason other than for cause or Mr. Meyer's death or disability, or upon termination by Mr. Meyer for good reason, Mr. Meyer will receive life, health, accident, and dental insurance benefits and an amount equal to his current salary for one year after the date of severance. In addition, all options held by Mr. Meyer to acquire Class A common stock will immediately vest and become exercisable for 90 days after the date of severance, all risks of forfeiture applicable to any restricted stock granted to Mr. Meyer will lapse and no longer apply, and Spartan Stores will purchase and transfer to Mr. Meyer the automobile then furnished to him.

In February 1999, each of Spartan Stores' named executive officers entered into an executive severance agreement with Spartan Stores. Under these agreements, if the executive's employment with Spartan Stores terminates during a termination period (which is defined for Mr. Meyer as the 36-month period and for the other executives as the 18-month period beginning on a change in control (as described below) of Spartan Stores), then the executive will receive payment of (1) the executive's unpaid base salary through the date of termination; (2) any earned or payable benefit awards and bonus payments pursuant to any plans; (3) the executive's target bonus under Spartan Stores' annual incentive plan pro rated for the time the executive was employed in the fiscal year of termination; (4) a bonus under Spartan Stores' long-term incentive plan payable upon termination of the executive's employment without cause; and (5) the amount of salary and estimated bonus that would have been payable to the executive had his employment continued until the end of the termination period. Each executive other than Mr. Meyer also will receive the additional amount he would have been eligible to receive under the pension plan and supplemental executive retirement plan had his employment continued until the end of the termination period. With certain exceptions, these payments will not be made if the executive's employment is terminated by Spartan Stores for cause, by the executive other than with notice and for good reason, or as a result of the executive's death, disability or retirement (a "non-qualifying termination").

The Supplemental Employee Retirement Plan ("SERP") establishes a target amount for payment to Mr. Meyer depending upon the date of his termination. Under Mr. Meyer's executive severance agreement, if Mr. Meyer's employment terminates at any time and for any reason after a change in control, Mr. Meyer will receive the target amount under the SERP to the extent it is not otherwise paid under the pension plan and the SERP on the date of termination (assuming the election of lump sum payment options under those plans). If Mr. Meyer's employment terminates for any reason other than a non-qualifying termination, the SERP target amount will be determined by adding the following additional years to Mr. Meyer's date of termination: four years if the termination occurs in 2000, three years if the termination occurs in 2001, two years if the termination occurs between 2001 and 2010, and one year if the termination occurs in 2010.

The executive severance agreements further provide that upon a change in control, all unvested stock options will vest and all restrictions on ownership of stock previously issued to the executive will lapse. Each agreement also provides certain "gross up" payments if the payments under the agreement cause certain excise taxes under the Internal Revenue Code to be payable by the executive. With certain exceptions, Spartan Stores also will maintain in full force and effect for the benefit of the executive and his spouse and covered dependents all employee benefit plans, programs and arrangements that the executive and his spouse and covered dependents were entitled to participate in immediately before the date of termination until the earlier of the end of the termination period or, as to any particular benefit, the date upon which the executive receives a substantially equal benefit from a new employer. The agreements also provide for certain automobile privileges and outplacement services.

The term "change in control" is defined in the agreements generally as (1) the acquisition by any person or group of 20% or more of the outstanding common stock or voting power of Spartan Stores, (2) the majority of the board being comprised of persons other than the current members of the board or their successors whose nominations were approved by at least two-thirds of the board, or (3) the approval by the shareholders of certain mergers, reorganizations, plans of dissolution or sales of substantially all of Spartan Stores' assets.

Pension Plan

Effective as of April 1, 1998, Spartan Stores' pension plan benefit formula was redesigned to utilize a cash balance approach. Under the new cash balance formula, principal credits are added annually to a participant's "account." There are two types of principal credits--basic credits and transition credits. The basic credit equals a percentage of the participant's compensation based upon a participant's years of vested service at the beginning of each calendar year in accordance with the following table:

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

Transition credits are available for the 1998 through 2007 calendar years. However, if a participant had fewer than ten years of benefit service as of December 31, 1997, the participant is eligible for transition credits only for the number of calendar years equal to the participant's complete years of benefit service as of December 31, 1997.

In addition to the principal credits, interest credits are also added annually to a participant's "account" based upon the participant's account balance as of the last day of the immediately preceding calendar year. The interest rate used for this purpose is the average of 30-year Treasury constant maturities yields over the twelve months ending in November of the prior calendar year.

Upon termination of employment, a participant will be entitled to his or her vested accrued benefit, which can be distributed either in a monthly annuity or in a lump sum. If distributed in a lump sum, the participant's benefit generally will be equal to the participant's account balance. For persons who were participants before April 1, 1998, the pension plan provides that the retirement benefit will not be less than the benefit accrued as of March 31, 1998.

Spartan Stores also maintains the SERP, which provides nonqualified deferred compensation benefits to Spartan Stores' executive officers. The purpose of the SERP is to provide the executive officers with the benefits which they are otherwise denied under the pension plan due to the annual dollar limit on compensation and other limitations of the Internal Revenue Code, which are known collectively as the "statutory limits." Accordingly, each officer's benefit under the SERP is equal to the officer's benefit that would have accrued under the pension plan but for the operation of the statutory limits, minus the accrued benefit actually payable to the officer under the pension plan calculated in accordance with the statutory limits. However, Mr. Meyer's SERP benefit is expressed as a target amount which is equal to the benefit that would have accrued but for the operation of statutory limits under the pension plan's formula that was in effect before April 1, 1998, minus his actual accrued benefit under the pension plan.

Benefits under the SERP are paid from Spartan Stores' general assets. There is no separate trust which has been established to fund benefits. As of March 25, 2000, the estimated total benefits payable under the pension plan and the SERP upon retirement at normal retirement age (age 65) for Messrs. Meyer, Fosnaugh, Deming, Couch and Frank are expected to be approximately $5.4 million, $1.2 million, $200,000, $1.3 million, and $530,000, respectively.

Compensation of Directors

Each director receives a base compensation of $10,000 per year and $1,000 per day for attendance at each meeting of the board or a committee of the board. Directors also are reimbursed for travel expenses for meetings attended.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Messrs. Buick and Hill. Mr. Hill has an ownership interest in a retail grocery business that purchases groceries, perishables, general merchandise and other products and services from Spartan Stores on an ongoing basis. For a discussion of transactions with entities related to directors and the board's policy with respect to transactions in which a director has an interest, see "Item 13--Certain Relationships And Related Transactions," below.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Spartan Stores Class A common stock before the proposed merger with Seaway and of Spartan Stores common stock after the merger of the following persons: (1) each of the directors and nominees for director of Spartan Stores, including the two persons designated by Seaway to be appointed to the Spartan Stores board of directors following the merger, (2) each of the named executive officers of Spartan Stores, (3) all current directors and executive officers of Spartan Stores as a group, and (4) any persons known to be the beneficial owner of more than five percent of the outstanding Class A common stock. As of June 1, 2000, D&W Food Centers, Inc., Parker T. Feldpausch and Russell H. VanGilder, Jr. are the only persons known to Spartan Stores to be the beneficial owners of more than five percent of the outstanding Class A common stock. The share amounts in the "Before the Merger" columns are as of June 1, 2000 and are based on a total 9,970,770 shares of Spartan Stores Class A common stock outstanding on that date.

The amounts in the "After the Merger" columns are calculated for the time immediately after the merger with Seaway and are based on the following assumptions: (1) each person listed in the table will not sell or dispose of any of his or her shares of Spartan Stores Class A common stock, or acquire any additional shares, between June 1, 2000 and the date on which the merger is completed; (2) the number of shares of Spartan Stores Class A common stock outstanding immediately before the merger and Spartan Stores stock dividend will remain 9,970,770; (3) a total of 3,350,714 shares of Spartan Stores common stock will be issued to Spartan Stores' current shareholders in connection with Spartan Stores stock dividend and (4) a total of 6,712,810 shares of Spartan Stores common stock will be issued to the current shareholders of Seaway in the merger. Based on these assumptions, a total of 20,034,294 shares of Spartan Stores common stock would be outstanding immediately after the merger. The 3,350,714 figure set forth above assumes that each fractional share issued in Spartan Stores stock dividend will be rounded up to a whole share. The actual number of shares issued in Spartan Stores stock dividend, as well as the number of shares of Spartan Stores common stock outstanding immediately after the merger, may vary.

Immediately following the merger, the only known shareholder who will own more than 5 percent of the outstanding shares of Spartan Stores common stock will be Wallace D. Iott, who is Chairman of the Board and a director of Seaway. Spartan Stores believes that Mr. Iott will beneficially own approximately 6.3 percent of the outstanding shares of Spartan Stores common stock immediately after the merger, including shares allocated to him under the Seaway Food Town, Inc. 401(k) plan and shares owned by his wife.

	Before the Merger		After the Merger
Name of Beneficial Owner	Amount of Beneficial Ownership(1)	Percent	Amount of Beneficial Ownership(1)		Percent
D&W Food Centers, Inc.	559,110	5.6%	746,971		3.7%
Parker T. Feldpausch	508,390	5.1	679,210		3.4
Russell H. VanGilder, Jr.	507,410	5.1	677,900		3.4
Martin P. Hill	330,090	3.3	441,001		2.2
Roger L. Boyd	169,310	1.7	226,199		1.1
Dan R. Prevo	101,127	1.0	135,106		*
James B. Meyer (2)	59,290	*	79,211		*
Charles B. Fosnaugh (2)	13,799	*	18,436		*
Richard C. Deming (2)	6,120	*	8,177		*
David deS. Couch (2)	8,746	*	11,685		*
Michael D. Frank (2)	7,019	*	9,378		*
James G. Buick	1,000	*	1,336		*
John S. Carton	1,000	*	1,336		*
Alex J. DeYonker	0	*	0		*
Elson S. Floyd	0	*	0		*
Elizabeth A. Nickels	0	*	0		*
All current directors, nominees
and executive officers
as a group (2)	1,723,215	17.2	2,302,221		11.2
Richard B. Iott (Seaway designee)	0	*	556,237	(3)	2.8	(3)
Joel A. Levine (Seaway designee)	0	*	525		*

_____________________
* Less than one percent.

(1) Except for Messrs. Buick, Carton and Meyer, the common stock reported as beneficially owned by each current director is directly owned by a corporation that is a customer of Spartan Stores and with whom the director is affiliated. Thus, each such director indirectly owns the common stock through the corporation which he controls, either individually or with others. The common stock owned by each such corporation is included in the amount reported for the appropriate director. Mr. Meyer and the named executive officers directly own the common stock reported to be owned by them and hold the sole voting and dispositive power with respect to those shares.

(2) Includes shares subject to options held by the listed person and that were exercisable on June 1, 2000 or that will become exercisable within 60 days after June 1, 2000. Shares subject to such options are considered to be outstanding for purposes of this chart. The number of shares subject to such options for each person is set forth below:

Mr. Meyer	26,000
Mr. Fosnaugh	12,000
Mr. Deming	2,000
Mr. Couch	4,000
Mr. Frank	3,000
All executive officers as a group	50,000

(3) Includes 113,772 shares owned by Richard B. Iott as custodian for his minor children and 36,124 shares owned by his wife.

Item 13.  Certain Relationships and Related Transactions

Spartan Stores' directors (except Messrs. Buick, Carton, DeYonker and Meyer) have ownership interests in retail grocery businesses that purchase groceries, perishables, general merchandise and other products and services from Spartan Stores on an ongoing basis. To the extent that Spartan Stores engages in transactions and offers services that benefit its grocery distribution customers, the businesses in which such directors have ownership interests may benefit. Consequently, a director may have a conflict of interest between the best interests of Spartan Stores and the business or businesses in which the director has an ownership interest.

If Spartan Stores supplies groceries, perishables, general merchandise or other products or services in the ordinary course of business to a business in which a director owns an equity interest or is an officer, director, or employee or otherwise has an interest, defined as a "related entity," it is Spartan Stores' policy and practice that the sale is deemed fair to Spartan Stores, and board approval is not specifically required, if the sale is made at prices and on terms, including discounts and rebates, no less favorable than those offered generally to customers that are not affiliated with any director.

For any other transaction in which a director has an interest, including Spartan Stores leasing, purchasing or selling any property involving any loan or guarantee of an obligation by Spartan Stores in a transaction involving a related entity, it is Spartan Stores' policy and practice that the director may proceed with the transaction only if the material facts of the transaction and the director's interest in the transaction have been disclosed to the board, the board determines that it is fair to Spartan Stores, and the transaction is approved by the affirmative vote of a majority of the board who have no interest in the transaction. Each such transaction is made on terms no less favorable to Spartan Stores than those offered generally to customers that are not affiliated with any director.

Mr. DeYonker is a partner with the law firm of Warner Norcross & Judd LLP. During the past year and the current year, Spartan Stores has retained Warner Norcross & Judd LLP for certain legal services.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

Independent Auditors' Report of Deloitte & Touche LLP dated June 14, 2000

Consolidated Balance Sheets at March 25, 2000 and March 27, 1999

Consolidated Statements of Earnings for each of the three years in the period ended March 25, 2000

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 25, 2000

Consolidated Statements of Cash Flows for each of the three years in the period ended March 25, 2000

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedule	Document

II	Valuation and Qualifying Accounts

3.	Exhibits.

Exhibit Number	Document

2.1

Agreement and Plan of Merger dated as of April 6, 2000, by and between Spartan Stores, Inc., Spartan Acquisition Corp. and Seaway Food Town, Inc. Previously filed as Annex A to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed on June 5, 2000. Here incorporated by reference.

2.2

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

2.3

Amendment to Asset Purchase Agreement made as of May 19, 1999, by and between Valuland, Inc. and Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated June 3, 1999. Here incorporated by reference.

3.1*	Restated Articles of Incorporation of Spartan Stores, Inc.
3.2

Certificate of Amendment to Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1998. Here incorporated by reference.

3.3

Proposed Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed on June 5, 2000. Here incorporated by reference.

3.4*	Bylaws of Spartan Stores, Inc.
3.5

Proposed Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed on June 5, 2000. Here incorporated by reference.

4.1*	Articles III, V, VI and IX of the Restated Articles of Incorporation. Included in Exhibit 3.1 and Exhibit 3.2 and incorporated herein by reference.
4.2

Articles IV, V, VIII, IX, X, XII and XIII of the Proposed Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed on June 5, 2000. Here incorporated by reference.

4.3*	Articles II, III, IV, VII, VIII and IX of the Bylaws. Included in Exhibit 3.4 and incorporated herein by reference.
4.4

Articles II, III and X of the Proposed Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed on June 5, 2000. Here incorporated by reference.

4.5*	Form of Spartan Stores, Inc. Stock Subscription Agreement--Shareholder Customers.
4.6*	Form of Spartan Stores, Inc. Customer Agreement.
4.7*	Form of Spartan Stores, Inc. Class A Common Stock Certificate.
10.1*	Warehouse Lease Agreement, dated October 14, 1975, between Connecticut Mutual Life Insurance Company and Spartan Stores, Inc.
10.2**	Spartan Stores, Inc. 1991 Stock Bonus Plan. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1997. Here incorporated by reference.

Exhibit Number	Document

10.3**	Spartan Stores, Inc. 1991 Stock Option Plan as amended. Previously filed as an exhibit to the Registrant's Form S-1 Registration Statement filed July 23, 1993. Here incorporated by reference.
10.4**

Spartan Stores, Inc. 1991 Associate Stock Purchase Plan. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1997. Here incorporated by reference.

10.5**

Spartan Stores, Inc. Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 27, 1999. Here incorporated by reference.

10.6

Warehouse Lease Agreement, dated November 8, 1993, between Walker Realty Co. and J.F. Walker Company, Inc. Previously filed as an exhibit to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed March 16, 1994. Here incorporated by reference.

10.7**

Employment Agreement, dated August 14, 1996, between Spartan Stores, Inc. and James B. Meyer. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1997. Here incorporated by reference.

10.8**	Spartan Stores, Inc. Long-Term Incentive Plan. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1998. Here incorporated by reference.
10.9**	Spartan Stores, Inc. Annual Incentive Plan. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1998. Here incorporated by reference.
10.10

Credit Agreement dated as of March 18, 1999 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Michigan National Bank, as Co-Arranger and Administrative Agent, and NBD Bank, as Document Agent. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated June 3, 1999. Here incorporated by reference.

10.11**

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 27, 1999. Here incorporated by reference.

10.12**

Executive Severance Agreement dated February 23, 1999 between Spartan Stores, Inc. and James B. Meyer. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 27, 1999. Here incorporated by reference.

21

Subsidiaries of the Registrant. Previously filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed June 5, 2000. Here incorporated by reference.

23	Consent and report on schedule of Deloitte & Touche LLP.
24	Powers of Attorney
27	Financial Data Schedule
99.1	Voting Agreement between Spartan Stores, Inc. and certain shareholders of Seaway Food Town, Inc. Previously filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed June 5, 2000. Here incorporated by reference.
99.2	Voting Agreement between Seaway Food Town, Inc. and certain directors of Spartan Stores, Inc. Previously filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed June 5, 2000. Here incorporated by reference.

Exhibit Number	Document

99.3	Voting Agreement between Seaway Food Town, Inc. and certain officers of Spartan Stores, Inc. Previously filed as an exhibit to the Registrant's Amendment No. 1 to Registration Statement on Form S-4, filed June 5, 2000. Here incorporated by reference.
99.4	Form of Seaway Affiliate's Agreement and List of Parties. Previously filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed June 5, 2000. Here incorporated by reference.
99.5	Form of Spartan Stores Affiliate's Agreement and List of Parties. Previously filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed June 5, 2000. Here incorporated by reference.

*	Previously filed as an exhibit to the Registrant's Form S-1 Registration Statement filed July 18, 1991. Here incorporated by reference.

**	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

(b) Reports on Form 8-K:

          During the fourth quarter of its fiscal year ended March 25, 2000, the Registrant filed a Form 8-K dated March 14, 2000. That Form 8-K included as an exhibit a press release that announced that the Registrant was in discussions regarding a possible acquisition of Seaway Food Town, Inc. No financial statements were included or required to be included in that Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SPARTAN STORES, INC.
(Registrant)

By /s/ James B. Meyer
James B. Meyer
President and Chief Executive Officer

Date: June 19, 2000

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
June 19, 2000	By /s/ Russell H. VanGilder, Jr.*
Russell H. VanGilder, Jr.
Chairman of the Board and Director

June 19, 2000	By /s/ Roger L. Boyd*
Roger L. Boyd
Director

June 19, 2000	By /s/ James G. Buick*
James G. Buick
Director

June 19, 2000	By /s/ John S. Carton*
John S. Carton
Director

June 19, 2000	By /s/ Alex J. DeYonker*
Alex J. DeYonker
Director

June 19, 2000	By /s/ Parker T. Feldpausch*
Parker T. Feldpausch
Vice Chairman of the Board and Director

June 19, 2000	By /s/ Martin P. Hill*
Martin P. Hill
Director

June 19, 2000	By /s/ James B. Meyer
James B. Meyer
Director

June 19, 2000	By /s/ Dan R. Prevo*
Dan R. Prevo
Director

June 19, 2000	By /s/ David M. Staples
David M. Staples
Vice President Finance and Chief Financial Officer

June 19, 2000	*By /s/ James B. Meyer
James B. Meyer
Attorney-in-Fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Spartan Stores' proxy statement for its 2000 Annual Meeting of Shareholders may be found in the prospectus and joint proxy statement contained in Pre-Effective Amendment No. 1 to Spartan Stores' Registration Statement on Form S-4, filed with the Securities and Exchange Commission on June 5, 2000, as well as in the Rule 424(b)(3) prospectus filed by Spartan Stores with the Securities and Exchange Commission on June 8, 2000. Spartan Stores' form of proxy relating to that meeting may be found as an exhibit to the above-mentioned Registration Statement on Form S-4. This information is furnished supplementally to the Securities and Exchange Commission pursuant to the instructions to Form 10-K.

As of the date of this Form 10-K, Spartan Stores has not yet furnished, for the fiscal year ending March 25, 2000, an annual report to its shareholders. Spartan Stores plans to furnish an annual report to its shareholders subsequent to the filing of this Form 10-K. Spartan Stores shall furnish copies of such annual report to the Securities and Exchange Commission when it is sent to the shareholders.

The furnishing of the foregoing material to the Securities and Exchange Commission shall not be deemed to be a "filing" with the Securities and Exchange Commission or otherwise to be subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

SCHEDULE II

SPARTAN STORES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C	ADDITIONS	COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (A)	BALANCE AT END OF YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended 3/28/98	$3,158,968	$2,024,205	$3,373,173	$1,810,000

Year ended 3/27/99	$1,810,000	$1,534,842	$1,009,842	$2,335,000

Year ended 3/25/00	$2,335,000	$1,484,094	$1,405,094	$2,414,000

(A)          Represents the write-off of uncollectible accounts

EXHIBIT INDEX

Exhibit Number	Document

2.1

Agreement and Plan of Merger dated as of April 6, 2000, by and between Spartan Stores, Inc., Spartan Acquisition Corp. and Seaway Food Town, Inc. Previously filed as Annex A to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed on June 5, 2000. Here incorporated by reference.

2.2

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

2.3

Amendment to Asset Purchase Agreement made as of May 19, 1999, by and between Valuland, Inc. and Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated June 3, 1999. Here incorporated by reference.

3.1*	Restated Articles of Incorporation of Spartan Stores, Inc.
3.2

Certificate of Amendment to Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1998. Here incorporated by reference.

3.3

Proposed Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed on June 5, 2000. Here incorporated by reference.

3.4*	Bylaws of Spartan Stores, Inc.
3.5

Proposed Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed on June 5, 2000. Here incorporated by reference.

4.1*	Articles III, V, VI and IX of the Restated Articles of Incorporation. Included in Exhibit 3.1 and Exhibit 3.2 and incorporated herein by reference.
4.2

Articles IV, V, VIII, IX, X, XII and XIII of the Proposed Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed on June 5, 2000. Here incorporated by reference.

4.3*	Articles II, III, IV, VII, VIII and IX of the Bylaws. Included in Exhibit 3.4 and incorporated herein by reference.
4.4

Articles II, III and X of the Proposed Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed on June 5, 2000. Here incorporated by reference.

4.5*	Form of Spartan Stores, Inc. Stock Subscription Agreement--Shareholder Customers.
4.6*	Form of Spartan Stores, Inc. Customer Agreement.
4.7*	Form of Spartan Stores, Inc. Class A Common Stock Certificate.
10.1*	Warehouse Lease Agreement, dated October 14, 1975, between Connecticut Mutual Life Insurance Company and Spartan Stores, Inc.

Exhibit Number	Document

10.2**	Spartan Stores, Inc. 1991 Stock Bonus Plan. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1997. Here incorporated by reference.
10.3**	Spartan Stores, Inc. 1991 Stock Option Plan as amended. Previously filed as an exhibit to the Registrant's Form S-1 Registration Statement filed July 23, 1993. Here incorporated by reference.
10.4**

Spartan Stores, Inc. 1991 Associate Stock Purchase Plan. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1997. Here incorporated by reference.

10.5**

Spartan Stores, Inc. Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 27, 1999. Here incorporated by reference.

10.6

Warehouse Lease Agreement, dated November 8, 1993, between Walker Realty Co. and J.F. Walker Company, Inc. Previously filed as an exhibit to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed March 16, 1994. Here incorporated by reference.

10.7**

Employment Agreement, dated August 14, 1996, between Spartan Stores, Inc. and James B. Meyer. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1997. Here incorporated by reference.

10.8**	Spartan Stores, Inc. Long-Term Incentive Plan. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1998. Here incorporated by reference.
10.9**	Spartan Stores, Inc. Annual Incentive Plan. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1998. Here incorporated by reference.
10.10

Credit Agreement dated as of March 18, 1999 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Michigan National Bank, as Co-Arranger and Administrative Agent, and NBD Bank, as Document Agent. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated June 3, 1999. Here incorporated by reference.

10.11**

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 27, 1999. Here incorporated by reference.

10.12**

Executive Severance Agreement dated February 23, 1999 between Spartan Stores, Inc. and James B. Meyer. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 27, 1999. Here incorporated by reference.

21

Subsidiaries of the Registrant. Previously filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed June 5, 2000. Here incorporated by reference.

23	Consent and report on schedule of Deloitte & Touche LLP.
24	Powers of Attorney
27	Financial Data Schedule
99.1	Voting Agreement between Spartan Stores, Inc. and certain shareholders of Seaway Food Town, Inc. Previously filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed June 5, 2000. Here incorporated by reference.
99.2	Voting Agreement between Seaway Food Town, Inc. and certain directors of Spartan Stores, Inc. Previously filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed June 5, 2000. Here incorporated by reference.

Exhibit Number	Document

99.3	Voting Agreement between Seaway Food Town, Inc. and certain officers of Spartan Stores, Inc. Previously filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed June 5, 2000. Here incorporated by reference.
99.4	Form of Seaway Affiliate's Agreement and List of Parties. Previously filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed June 5, 2000. Here incorporated by reference.
99.5	Form of Spartan Stores Affiliate's Agreement and List of Parties. Previously filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed June 5, 2000. Here incorporated by reference.

*	Previously filed as an exhibit to the Registrant's Form S-1 Registration Statement filed July 18, 1991. Here incorporated by reference.

**	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.