Form 10-Q
period 2000-06-17
SPARTAN STORES INC
filed 2000-07-28
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2000.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission File Number:  000-31127

SPARTAN STORES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-0593940 (I.R.S. Employer Identification No.)

850 76th Street, SW P.O. Box 8700 Grand Rapids, Michigan (Address of Principal Executive Offices)	49518 (Zip Code)

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

As of July 28, 2000, the registrant had 9,970,770 outstanding shares of Class A Common Stock, $2 par value.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

ASSETS	June 17, 2000	March 25, 2000
Current assets
Cash and cash equivalents	$48,071	$36,422
Marketable securities	20,984	20,628
Accounts receivable, net	84,610	83,998
Inventories	105,787	105,587
Prepaid expenses	5,810	4,736
Deferred taxes on income	5,716	5,409
Total current assets	270,978	256,780

Other assets
Goodwill, net	98,868	99,075
Other	36,168	36,127
Total other assets	135,036	135,202

Property and equipment
Land and improvements	32,598	32,152
Buildings and improvements	141,024	141,461
Equipment	182,288	179,746
Total property and equipment	355,910	353,359
Less accumulated depreciation and amortization	181,035	174,768
Net property and equipment	174,875	178,591

Total assets	$580,889	$570,573

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$83,712	$82,186
Accrued payroll and benefits	21,981	24,530
Insurance reserves	15,012	14,718
Other accrued expenses	30,077	23,036
Current maturities of long-term debt	23,588	23,862
Total current liabilities	174,370	168,332
Deferred taxes on income	5,212	5,212
Postretirement benefits other than pensions	4,981	4,951
Long-term debt	266,010	266,071
Commitments and contingencies	-	-
Shareholders' equity
Class A common stock, voting, par value $2 a share;
20,000 shares authorized; 9,971 and 9,919 outstanding	19,942	19,838
Class B common stock, no par value; 5,000 shares authorized;
no shares issued or outstanding	-	-
Additional paid-in capital	14,825	14,240
Retained earnings	95,549	91,929
Total shareholders' equity	130,316	126,007
Total liabilities and shareholders' equity	$580,889	$570,573

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	First Quarter (12 Weeks) Ended
	June 17, 2000	June 19, 1999

Net sales	$725,560	$684,370
Cost of sales	630,797	600,724
Gross profit	94,763	83,646

Operating expenses
Selling, general and administrative	83,752	73,282
Restructuring charge	-	396
Total operating expenses	83,752	73,678

Operating income	11,011	9,968

Non-operating expense (income)
Interest expense	6,659	6,204
Interest income	(1,446)	(1,183)
Other gains	(6)	(2,621)
Total non-operating expense, net	5,207	2,400

Earnings before income taxes	5,804	7,568
Income taxes	2,059	2,638

Net earnings	$3,745	$4,930

Basic and diluted earnings per share	$0.38	$0.48

Weighted average shares outstanding
- Basic	9,954	10,268
- Diluted	9,960	10,273

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In thousands, except per share data)
(Unaudited)

	Class A Common Stock	Additional Paid-In Capital	Retained Earnings

Balance - March 28, 1999	$21,689	$13,815	$85,558

Class A common stock transactions

1,225 shares purchased	(2,451)	(2,908)	(10,320)
300 shares issued	600	3,333	-

Net earnings	-	-	17,194

Cash dividends - $0.05 per share	-	-	(503)
Balance - March 25, 2000	$19,838	$14,240	$91,929

Class A common stock transactions

1 shares purchased	(2)	(10)	-
53 shares issued	106	595	-

Net earnings	-	-	3,745

Cash dividends - $0.0125 per share			(125)
Balance - June 17, 2000	$19,942	$14,825	$95,549

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	First Quarter (12 Weeks) Ended
	June 17, 2000	June 19, 1999
Cash flows from operating activities
Net earnings	$3,745	$4,930
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	7,338	6,502
Restructuring charge	-	396
Post-retirement benefits other than pensions	30	60
Deferred taxes on income	(307)	(159)
Other gains	(6)	(2,621)
Change in assets and liabilities, net of acquisitions:
Marketable securities	(356)	2,932
Accounts receivable	(612)	(5,082)
Inventories	(200)	(3,110)
Prepaid expenses	(1,074)	1,383
Accounts payable	1,526	235
Accrued payroll and benefits	(2,549)	(1,770)
Insurance reserves	294	144
Other accrued expenses	7,041	11,928
Net cash provided by operating activities	14,870	15,768

Cash flows from investing activities
Purchases of property and equipment	(2,666)	(3,770)
Proceeds from the sale of property and equipment	6	24
Decrease in restricted cash	-	78,144
Acquisitions, net of cash acquired and deposits	-	(82,583)
Other	(790)	(1,984)
Net cash used in investing activities	(3,450)	(10,169)

Cash flows from financing activities
Proceeds from long-term borrowings	332	759
Repayment of long-term debt	(667)	(2,636)
Proceeds from sale of common stock	701	691
Common stock purchased	(12)	(737)
Dividends paid	(125)	(128)
Net cash provided by (used in) financing activities	229	(2,051)

Net increase in cash and cash equivalents	11,649	3,548
Cash and cash equivalents at beginning of year	36,422	44,112
Cash and cash equivalents at end of period	$48,071	$47,660

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1
Accounting Policies

The consolidated financial statements include the accounts of Spartan Stores, Inc. and its subsidiaries ("Spartan Stores"). All significant intercompany accounts and transactions have been eliminated.

The information contained in the consolidated financial statements is unaudited. The statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal, recurring nature.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the Consolidated Financial Statements included in Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 25, 2000, filed with the Securities and Exchange Commission on June 20, 2000.

Certain prior year amounts have been reclassified to conform to current year classifications.

Note 2
New Accounting Standards

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on recognition, presentation, and disclosure of revenue in financial statements. Spartan Stores will adopt SAB No. 101 as required no later than December 31, 2000. Management has not yet determined the effect of adopting SAB No. 101.

Note 3
Contingencies

On June 20, 2000, an amended complaint was refiled in a Tennessee state court by individual plaintiffs on behalf of the state of Tennessee and its taxpayers against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including J.F. Walker Company, Inc. ("J.F. Walker"), a subsidiary of Spartan Stores. This case was initially filed in May 1997, removed to the United States District Court for the Eastern District of Tennessee, and on June 16, 1998 J.F. Walker was voluntarily dismissed as a defendant. The federal district court then dismissed the case for lack of standing. The United States Court of Appeals for the Sixth Circuit affirmed the district court decision with instructions to remand the case back to state court. The plaintiffs then filed an amended complaint including J.F. Walker as a defendant. In this case, the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. Spartan Stores believes that J.F. Walker has valid defenses to this legal action, which is being vigorously defended. One of the cigarette manufacturers named as a defendant in this action has agreed to indemnify J.F. Walker from damages arising out of this action. Management believes that the ultimate outcome of this action should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Spartan Stores.

Note 4
Operating Segment Information

The following tables set forth information required by Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information."

	First Quarter (12 Weeks) Ended
(In thousands)	June 17, 2000 (Unaudited)	June 19, 1999 (Unaudited)
Net sales
Retail grocery	$148,037	$93,058
Grocery store distribution	360,044	369,342
Convenience store distribution	211,476	215,395
Insurance	3,417	3,996
Real estate	2,586	2,579
Total	$725,560	$684,370

	First Quarter (12 Weeks) Ended
(In thousands)	June 17, 2000 (Unaudited)	June 19, 1999 (Unaudited)
Earnings before income taxes
Retail grocery	$(2)	$2,522
Grocery store distribution	3,525	2,166
Convenience store distribution	1,791	2,190
Insurance	116	282
Real estate	374	408
Total	$5,804	$7,568

	First Quarter (12 Weeks) Ended
(In thousands)	June 17, 2000 (Unaudited)	March 25, 2000 (Unaudited)
Total assets
Retail grocery	$204,067	$203,270
Grocery store distribution	431,958	428,358
Convenience store distribution	86,701	80,949
Insurance	29,618	28,987
Real estate	56,277	63,374
Less - eliminations	(227,732)	(234,365)
Total	$580,889	$570,573

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth Spartan Stores' Consolidated Statements of Earnings as percentages of net sales:

First Quarter (12 Weeks) Ended
(In thousands)	June 17, 2000 (Unaudited)	June 19, 1999 (Unaudited)

Net sales	100.0%	100.0%
Cost of sales	86.9	87.8
Gross profit	13.1	12.2
Operating expenses
Selling, general and administrative	11.6	10.6
Restructuring charge	-	.1
Total operating expenses	11.6	10.7
Operating income	1.5	1.5
Non-operating expense (income)
Interest expense	.9	.9
Interest income	(.2)	(.2)
Other gains	-	(.3)
Total non-operating expense, net	.7	.4
Earnings before income taxes	.8	1.1
Income taxes	.3	.4
Net earnings	.5%	.7%

Net Sales

Net sales for the quarter ended June 17, 2000 increased 6.0 percent or $41.2 million compared to the quarter ended June 19, 1999.

Net sales in the retail grocery segment increased 59.1 percent or $55.0 million compared to last year reflecting additional sales from the acquisition of retail stores during the first and third quarters of fiscal 2000, including a 4.4 percent increase in same store sales.

Net sales in the grocery distribution segment declined 2.5 percent or $9.3 million primarily as a result of Spartan Stores' acquisition of grocery distribution segment customers during fiscal 2000. The segment also experienced declines in sales of grocery and general merchandise products due to continued competitive market conditions. Partially offsetting these declines were increases in sales of perishable commodities as well as increases in direct sales of pharmacy and delicatessen products.

Net sales in the convenience store distribution segment decreased 1.8 percent or $3.9 million compared to last year primarily due to the acquisition of retail locations and a decline in cigarette sales volume. Partially offsetting this decline was the carryover impact of cigarette price increases from fiscal 2000.

Gross Profit

Gross profit as a percentage of net sales was 13.1 percent compared to 12.2 percent last year. The increase is primarily attributable to Spartan Stores' entrance into the retail grocery segment, for which gross margins as a percentage of sales are typically higher than in wholesale operations. This increase was partially offset by a lower convenience store distribution gross profit percentage primarily due to increased cigarette cost passed along to customers on a dollar for dollar basis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 10.6 percent of net sales compared to 9.7 percent last year. The increase was primarily due to the increasing proportion of Spartan Stores' retail grocery segment, which operates at a higher selling, general and administrative expense as a percentage of net sales than the distribution segments.

Other Gains

During the first quarter of fiscal 2000, the retail grocery segment recognized a gain of $2.6 million on the sale of an investment in the common stock of a supplier.

Net Earnings

Net earnings were $3.7 million or $.38 per share compared with last year's net earnings of $4.9 million or $.48 per share. Last year's quarter included a one-time gain of $2.6 million in the retail grocery segment related to the sale of an investment in the common stock of a supplier that was partially offset by a $.4 million restructuring charge in the grocery distribution segment. Weighted average shares outstanding decreased to 10.0 million compared with last year's 10.3 million due to the redemption of stock associated with Spartan Stores' acquisition of retail grocery stores that were shareholder-customers of Spartan Stores.

Liquidity and Capital Resources

Spartan Stores' principal sources of liquidity are cash flows generated from operations and borrowings under a senior secured credit facility. The credit facility consists of (1) a Revolving Credit Facility in the amount of $100.0 million with a term of six years, (2) a Term Loan A in the amount of $100.0 million with a term of six years, (3) an Acquisition Facility in the amount of $75.0 million with a term of seven years and (4) a Term Loan B in the amount of $150.0 million with a term of eight years. At June 17, 2000, $249.5 million was outstanding under this credit facility. Management believes that cash flows generated from operations and available borrowings under the Revolving Credit Facility will be sufficient to support operations in the foreseeable future. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, taxes, depreciation and amortization as defined in the agreement.

Spartan Stores' current ratio increased to 1.55 to 1.00 compared with 1.53 to 1.00 at March 25, 2000 and working capital increased 9.2 percent or $8.2 million. The increases were primarily the result of an $11.7 million increase in cash. Net cash provided by operating activities was $14.9 million for the quarter ended June 17, 2000.

Spartan Stores' long-term debt to equity ratio decreased to 2.04 to 1.00 compared with 2.11 to 1.00 at March 25, 2000 primarily due to scheduled principal payments and current earnings. Management continues to evaluate other acquisition opportunities, which if consummated could increase Spartan Stores' current leverage position.

Subsequent Event

On July 18, 2000, the shareholders of Seaway Food Town, Inc. ("Seaway"), during a special meeting of shareholders, approved the previously announced merger with Spartan Stores. Later this same day, the shareholders of Spartan Stores, during the annual meeting of shareholders, approved the amendments to Spartan Stores' articles of incorporation and bylaws necessary to consummate the merger. Closing of the merger is anticipated to occur on or about August 1, 2000, upon satisfaction of closing conditions.

Recent Accounting Pronouncements

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on recognition, presentation, and disclosure of revenue in financial statements. Spartan Stores will adopt SAB No. 101 as required no later than December 31, 2000. Management has not yet determined the effect of adopting SAB No. 101.

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" about the proposed merger with Seaway and about Spartan Stores' other plans, strategies, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans" or "believes" that a particular occurrence "may result" or "will likely result" or that a particular event "may occur" or "will likely occur" in the future, or similarly stated expectations. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 25, 2000 and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to be materially different from Spartan Stores' current expectations.

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

Spartan Stores' operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: the merger with Seaway; the integration of the business operations of the retail stores and other businesses acquired by Spartan Stores; future business acquisitions, including additional retail stores; unanticipated difficulties in the operation of the retail grocery segment, which is a new line of business; difficulties in assimilation of acquired personnel, operations, systems or procedures; inability to realize synergies in the amounts or within the time frame expected by management; adverse effects on existing business relationships with independent retail grocery store customers; unexpected difficulties in the retention or hiring of employees for the acquired businesses; unanticipated labor shortages, stoppages or disputes; business divestitures; increased transportation or fuel costs; and current or future lawsuits and administrative proceedings.

Spartan Stores' future interest expense and income also may differ from current expectations, depending upon, among other factors: the amount of additional borrowings necessary for retail store acquisitions; interest rate changes; cigarette inventory levels; retail property sales; the volume of notes receivable; and the amount of fees received on delinquent accounts.

This section is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all economic, competitive, governmental, technological and other factors that could adversely affect Spartan Stores' expected consolidated financial position, results of operations or liquidity. Spartan Stores disclaims any obligation or intention to update its forward-looking statements to reflect events or circumstances that occur after date of this Report.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

For a discussion of certain litigation, see Note 3 ("Contingencies") to the Consolidated Financial Statements included in Item 1 of Part I, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

27	Financial Data Schedule

(b)	Reports on Form 8-K:

During the quarter ended June 17, 2000, Spartan Stores filed a Report on Form 8-K, which was dated April 7, 2000. That Form 8-K included as an exhibit a press release, also dated April 7, 2000, announcing Spartan Stores' anticipated merger with Seaway Food Town, Inc. The press release also discussed Spartan Stores' application for listing on the Nasdaq Stock Market. No financial statements were included or required to be included in that Form 8-K.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2000

SPARTAN STORES, INC.
(Registrant)

By /s/ David M. Staples

    David M. Staples
    Vice President Finance, Chief Financial
       Officer and Treasurer
    (Principal Financial Officer
     and duly authorized signatory for
Registrant)

EXHIBIT INDEX

Exhibit Number	Document

27	Financial Data Schedule