Form 10-Q
period 2000-09-09
SPARTAN STORES INC
filed 2000-10-24
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 9, 2000.

OR

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

Yes X	No

As of October 24, 2000, the registrant had 19,585,284 outstanding shares of common stock, no par value.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements
SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except per share data) (Unaudited)

ASSETS	September 9, 2000	March 25, 2000
Current assets:
Cash and cash equivalents	$69,632	$36,422
Marketable securities	19,830	20,628
Accounts receivable, net	93,130	83,998
Inventories	186,877	105,587
Prepaid expenses	7,440	4,736
Deferred income taxes	5,616	5,409
Total current assets	382,525	256,780

Property and equipment, net	274,644	178,591

Other assets:
Goodwill, net	122,932	99,075
Other	43,076	36,127
Total other assets	166,008	135,202

Total assets	$823,177	$570,573

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$140,382	$82,186
Accrued payroll and benefits	35,634	24,530
Insurance reserves	20,630	14,718
Other accrued expenses	44,452	23,036
Current maturities of long-term debt	26,612	23,862
Total current liabilities	267,710	168,332

Deferred income taxes	12,624	5,212

Other long-term liabilities	11,910	4,951

Long-term debt	320,714	266,071

Commitments and contingencies	-	-

Shareholders' equity:
Common stock, voting, no par value;
50,000 shares authorized; 19,585 shares outstanding	112,375	-
Preferred stock, non-voting, no par value;
10,000 authorized; no shares issued or outstanding	-	-
Class A common stock, voting, par value $2.00 per share;
20,000 shares authorized; 0 and 9,919 outstanding	-	19,838
Additional paid-in capital	-	14,240
Retained earnings	97,844	91,929
Total shareholders' equity	210,219	126,007

Total liabilities and shareholders' equity	$823,177	$570,573

SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (In thousands, except per share data) (Unaudited)

	Second Quarter (12 Weeks) Ended
	September 9, 2000	September 11, 1999

Net sales	$784,910	$719,056
Cost of sales	659,965	619,849
Gross profit	124,945	99,207

Operating expenses:
Selling, general and administrative	106,482	86,268
Restructuring charge	-	396
Total operating expenses	106,482	86,664

Operating income	18,463	12,543

Non-operating expense (income):
Interest expense	7,286	5,599
Interest income	(699)	(1,032)
Other gains	(3,211)	(59)
Total non-operating expense, net	3,376	4,508

Earnings before income taxes	15,087	8,035
Income taxes	6,091	2,902

Net earnings	$8,996	$5,133

Basic and diluted net earnings per share	$0.55	$0.38

Weighted average shares outstanding:
Basic	16,304	13,564
Diluted	16,307	13,570

SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (In thousands, except per share data) (Unaudited)

	Year-to-Date (24 Weeks) Ended
	September 9, 2000	September 11, 1999

Net sales	$1,510,470	$1,403,426
Cost of sales	1,290,762	1,220,573
Gross profit	219,708	182,853

Operating expenses:
Selling, general and administrative	190,234	159,550
Restructuring charge	-	792
Total operating expenses	190,234	160,342

Operating income	29,474	22,511

Non-operating expense (income):
Interest expense	13,944	11,802
Interest income	(2,145)	(2,215)
Other gains	(3,216)	(2,680)
Total non-operating expense, net	8,583	6,907

Earnings before income taxes	20,891	15,604
Income taxes	8,150	5,540

Net earnings	$12,741	$10,064

Basic and diluted net earnings per share	$0.86	$0.74

Weighted average shares outstanding:
Basic	14,796	13,591
Diluted	14,802	13,597

SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity (In thousands, except per share data) (Unaudited)

	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings

Balance - March 28, 1999	$-	$21,689	$13,815	$85,558

Class A common stock transactions:

1,225 shares purchased	-	(2,451)	(2,908)	(10,320)
300 shares issued	-	600	3,333	-

Net earnings	-	-	-	17,194

Cash dividends - $0.05 per share	-	-	-	(503)

Balance -- March 25, 2000	$-	$19,838	$14,240	$91,929

Class A common stock transactions:

1 shares purchased	-	(2)	(11)	-
53 shares issued	-	105	596	-

Net earnings	-	-	-	12,741

Cash dividends - $0.0125 per share	-	-	-	(125)

Stock dividend -- 0.336 per share -
3,350 shares issued	-	6,701	-	(6,701)

Conversion to no par Common Stock	41,467	(26,642)	(14,825)	-

Common Stock issued -
6,264 shares	70,908	-	-	-

Balance -- September 9, 2000	$112,375	$-	$-	$97,844

SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Year-to-Date (24 Weeks) Ended
	September 9, 2000	September 11, 1999
Cash flows from operating activities:
Net earnings	$12,741	$10,064
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	15,894	14,220
Restructuring charge	-	792
Other gains	(3,216)	(2,680)
Change in assets and liabilities, net of acquisitions:
Marketable securities	798	3,835
Accounts receivable	1,952	247
Inventories	(5,219)	(15,939)
Prepaid expenses	(1,999)	857
Accounts payable	(2,368)	2,205
Accrued payroll and benefits	(2,882)	315
Insurance reserves	395	872
Other accrued expenses	12,215	15,986
Net cash provided by operating activities	28,311	30,774

Cash flows from investing activities:
Purchases of property and equipment	(7,238)	(8,518)
Proceeds from the sale of property and equipment	7,067	664
Decrease in restricted cash	-	78,144
Acquisitions, net of cash acquired and deposits	(51,792)	(82,762)
Other	250	(1,459)
Net cash used in investing activities	(51,713)	(13,931)

Cash flows from financing activities:
Proceeds from long-term borrowings	64,238	1,568
Repayment of long-term debt	(8,189)	(4,548)
Proceeds from sale of common stock	701	2,305
Common stock purchased	(13)	(4,548)
Dividends paid	(125)	(255)
Net cash provided by (used in) financing activities	56,612	(5,478)

Net increase in cash and cash equivalents	33,210	11,365

Cash and cash equivalents at beginning of period	36,422	44,112

Cash and cash equivalents at end of period	$69,632	$55,477

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

Note 2
New Accounting Standards

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on recognition, presentation, and disclosure of revenue in financial statements. Spartan Stores will adopt SAB No. 101 as required no later than December 31, 2000. Management does not believe adoption of SAB No. 101 will have a material impact on Spartan Stores' financial position and results of operations.

Note 3
Acquisition

On August 1, 2000, Spartan Acquisition Corp., a wholly owned subsidiary of Spartan Stores, consummated a merger with Seaway Food Town, Inc. ("Food Town"). Upon consummation of the merger, the name of Spartan Acquisition Corp. was changed to Seaway Food Town, Inc. Food Town is a leading regional supermarket chain that operates 47 supermarkets and 26 deep discount drugstores predominantly in northwest and central Ohio and southeast Michigan.

The merger was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities are included in the accompanying consolidated balance sheet at values representing an allocation of the purchase price. On August 1, 2000, 6.7 million shares of outstanding Food Town common stock were converted into the right to receive one share of Spartan Stores common stock and $5.00 in cash. The holders of 448,835 shares of Food Town common stock provided notice of dissent from the merger. If dissenting shareholders exercise their dissenters' rights in accordance with the requirements of Ohio law, Spartan Stores will pay the fair cash value of their dissenting shares as determined by agreement or, in the absence of agreement, by a court of law. Spartan Stores incurred $63.8 million in long-term debt to finance the cash consideration portion of the merger, merger-

related transactions costs and the retirement of Food Town's total debt outstanding through the acquisition facility within Spartan's senior secured bank credit facility. As of September 9, 2000, interest under the acquisition facility was at the 90-day Eurodollar rate plus 2.5%. Additionally, the company assumed certain operating liabilities approximating $97.3 million. Included in these liabilities is approximately $5.6 million in severance costs. Severance costs consist of obligations to employees who were terminated or were notified of termination under a plan authorized by senior management. The excess of the purchase price over the valuation of Food Town's tangible assets and liabilities amounted to approximately $24.7 million and was assigned to goodwill. Goodwill is being amortized on a straight-line basis over the estimated period benefited of forty years.

The operations of Food Town are included in the accompanying Consolidated Statements of Earnings from the date of acquisition. The following unaudited pro forma information presents summary Consolidated Statements of Earnings data of Spartan Stores as if the acquisition of Food Town had occurred at the beginning of the earliest period presented. The pro forma information has also been adjusted to give effect to acquisitions previously made by Spartan Stores as if the transactions had occurred at the beginning of the periods presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the acquisition of Food Town taken place on the dates indicated or which may be reported in the future.

	Second Quarter (12 Weeks) Ended		Year-to-Date (24 Weeks) Ended
Pro Forma	September 9, 2000 (Unaudited)	September 11, 1999 (Unaudited)	September 9, 2000 (Unaudited)	September 11, 1999 (Unaudited)

Net sales	$885,079	$891,896	$1,782,526	$1,766,365

Net earnings	$10,496	$6,484	$17,259	$12,162

Basic and diluted net
earnings per share	$0.64	$0.48	$1.17	$0.89

Note 4
Leases

In connection with Spartan Stores' acquisition of Food Town, Spartan Stores assumed a number of operating leases. Future minimum obligations under those operating leases are as follows:

(In thousands)

Year ending March,

2001	$7,780
2002	7,248
2003	6,382
2004	5,186
2005	3,415
Later	11,340

Total future minimum obligations	$41,351

Rent expense for the year-to-date period ended September 9, 2000 under these leases amounted to approximately $.9 million.

Note 5
Operating Segment Information

The following tables set forth information required by Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information."

	Second Quarter (12 Weeks) Ended
(In thousands)	September 9, 2000 (Unaudited)	September 11, 1999 (Unaudited)
Net sales
Retail grocery	$ 241,617	$ 140,578
Grocery store distribution	315,988	348,767
Convenience store distribution	222,235	222,590
Insurance	2,590	4,512
Real estate	2,480	2,609
Total	$ 784,910	$ 719,056

	Year-to-Date (24 Weeks) Ended
(In thousands)	September 9, 2000 (Unaudited)	September 11, 1999 (Unaudited)
Net sales
Retail grocery	$ 389,654	$ 233,636
Grocery store distribution	676,032	718,109
Convenience store distribution	433,711	437,985
Insurance	6,007	8,508
Real estate	5,066	5,188
Total	$ 1,510,470	$ 1,403,426

	Second Quarter (12 Weeks) Ended
(In thousands)	September 9, 2000 (Unaudited)	September 11, 1999 (Unaudited)
Earnings before income taxes
Retail grocery	$ 4,063	$ 939
Grocery store distribution	4,502	2,730
Convenience store distribution	3,089	3,806
Insurance	(37)	45
Real estate	3,470	515
Total	$ 15,087	$ 8,035

	Year-to-Date (24 Weeks) Ended
(In thousands)	September 9, 2000 (Unaudited)	September 11, 1999 (Unaudited)
Earnings before income taxes
Retail grocery	$ 4,061	$ 3,460
Grocery store distribution	8,027	4,896
Convenience store distribution	4,880	5,997
Insurance	79	328
Real estate	3,844	923
Total	$ 20,891	$ 15,604

(In thousands)	September 9, 2000 (Unaudited)	March 25, 2000 (Unaudited)
Total assets
Retail grocery	$ 439,093	$ 203,270
Grocery store distribution	575,357	428,358
Convenience store distribution	89,489	80,949
Insurance	30,128	28,987
Real estate	52,512	63,374
Less -- eliminations	(363,402)	(234,365)
Total	$ 823,177	$ 570,573

Note 6
Shareholders' Equity

On July 18, 2000, the shareholders approved a proposal to amend Spartan Stores' articles of incorporation and bylaws in connection with the merger with Food Town. On August 1, 2000, the date of the merger, Spartan Stores filed the amendment to its articles of incorporation with the Michigan Corporation, Securities and Land Development Bureau. Upon this filing, each outstanding share of Spartan Stores Class A common stock, $2.00 par value, was converted into one share of Spartan Stores common stock, no par value.

On August 1, 2000, 6.7 million shares of outstanding Food Town common stock were converted into the right to receive one share of Spartan Stores common stock and $5.00 in cash. The holders of 448,835 shares of Food Town common stock provided notice of dissent from the merger. In addition, Spartan Stores declared a stock split pursuant to a dividend of 0.336 shares of Spartan Stores' common stock for each share outstanding immediately prior to the merger. Accordingly, per share amounts have been restated throughout the consolidated financial statements. On August 2, 2000, Spartan Stores obtained a listing on the NASDAQ National Market under the stock-trading symbol of "SPTN" for all shares of its common stock issued and outstanding.

On September 12, 2000, the company announced that it has been authorized by its board of directors to purchase up to $5 million of the corporation's common stock over a twelve-month period.

Note 7
Contingencies

On June 20, 2000, an amended complaint was refiled in a Tennessee state court by individual plaintiffs on behalf of the state of Tennessee and its taxpayers against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including J.F. Walker Company, Inc. ("J.F. Walker"), a subsidiary of Spartan Stores. This case was initially filed in May 1997, removed to the United States District Court for the Eastern District of Tennessee, and on June 16, 1998, J.F. Walker was voluntarily dismissed as a defendant. The federal district court then dismissed the case for lack of standing. The United States Court of Appeals for the Sixth Circuit affirmed the district court decision with instructions to remand the case back to state court. The plaintiffs then filed an amended complaint including J.F. Walker as a defendant. In this case, the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. Spartan Stores believes that J.F. Walker has valid defenses to this legal action, which is being vigorously defended. One of the cigarette manufacturers named as a defendant in this action has agreed to indemnify J.F. Walker from damages arising out of this action. Management believes that the ultimate outcome of this action should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Spartan Stores.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth Spartan Stores' Consolidated Statements of Earnings as percentages of net sales:

	Second Quarter (12 Weeks) Ended		Year-to-Date (24 Weeks) Ended
	September 9, 2000 (Unaudited)	September 11, 1999 (Unaudited)	September 9, 2000 (Unaudited)	September 11, 1999 (Unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	15.9	13.8	14.5	13.0
Operating expenses
Selling, general and administrative	13.6	12.0	12.6	11.4
Restructuring charge	-	.1	-	-
Total operating expenses	13.6	12.1	12.6	11.4
Operating income	2.3	1.7	1.9	1.6
Non-operating expense (income)
Interest expense	.9	.7	.9	.8
Interest income	(.1)	(.1)	(.1)	(.1)
Other gains	(.4)	-	(.2)	(.2)
Total non-operating expense, net	.4	.6	.6	.5
Earnings before income taxes	1.9	1.1	1.3	1.1
Income taxes	.8	.4	.5	.4
Net earnings	1.1%	.7%	.8%	.7%

Net Sales

Net sales for the quarter and year-to-date periods ended September 9, 2000 increased 9.2 and 7.6 percent or $65.9 and $107.0 million, respectively, compared to the quarter and year-to-date periods ended September 11, 1999.

Net sales for the quarter and year-to-date periods ended September 9, 2000 in the retail grocery segment increased 71.9 and 66.8 percent or $101.0 and $156.0 million, respectively, compared to last year. The increase reflects additional sales from the acquisition of retail stores during the first and third quarters of fiscal 2000, the merger with Food Town in the second quarter of fiscal year 2001 and a 5.0 percent increase year-to-date in same store sales.

Net sales for the quarter and year-to-date periods ended September 9, 2000 in the grocery distribution segment declined 9.4 and 5.9 percent or $32.8 and $42.1 million, respectively, compared to last year. The decrease primarily resulted from Spartan Stores' acquisition of grocery distribution segment customers during fiscal 2000, requiring the elimination of sales to these customers, the loss of D&W Food Centers pharmacy business and declines in sales of grocery and general merchandise products due to continued competitive market conditions. Partially offsetting these declines were increases in sales of perishable commodities, as well as increases in direct sales of merchandise. D&W Food Centers announced on September 13, 2000 that Spartan Stores would no longer be its supplier for grocery and perishable products for all but five of its twenty-six locations beginning in mid-October. The five locations remaining with Spartan Stores are subject to real estate leases with Spartan

Stores and require certain levels of minimum purchases. Sales of grocery and perishable products to D&W Food Centers represent less than four percent of the company's total annual revenue.

Net sales in the convenience store distribution segment were comparable to the prior year quarter and declined $4.3 million on a year-to-date basis. The decline was primarily due to the acquisition of distribution segment customers, requiring the elimination of sales to these customers, declines in cigarette sales volume due to higher prices and higher gasoline prices, which reduce overall customer spending.

Gross Profit

Gross profit, as a percentage of net sales, for the quarter and year-to-date periods ended September 9, 2000, was 15.9 and 14.5 percent, respectively, compared to 13.8 and 13.0 percent last year. The increase reflects the increased percentage of retail sales in the business mix and improvements in the gross margin of existing retail operations. This increase was partially offset by a lower convenience store distribution gross profit percentage, primarily due to increased cigarette cost passed along to customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and year-to-date periods ended September 9, 2000, were 13.6 and 12.6 percent of net sales, respectively, compared to 12.0 and 11.4 percent last year. The increase was primarily due to the growth of Spartan Stores' retail grocery segment, which generates a higher selling, general and administrative expense percentage than the distribution segments. This increase was partially offset by improvements in the efficiency of the company's wholesale distribution operations.

Interest Expense

Interest expense was .9 percent of net sales for the quarter and year-to-date periods ended September 9, 2000 compared to .7 and .8 percent last year. The increase is primarily the result of an increase in average borrowings resulting from the merger with Food Town.

Other Gains

During the second quarter of fiscal 2001, the real estate segment recognized gains of $3.2 million on the sale of two properties. In the first quarter of fiscal 2000, the retail grocery segment recognized a gain of $2.6 million on the sale of an investment in the common stock of a supplier.

Net Earnings

Net earnings for the quarter and year-to-date periods ended September 9, 2000 were $9.0 and $12.7 million or $0.55 and $0.86 per share, respectively, compared with net earnings of $5.1 and $10.1 million or $0.38 and $0.74 per share for the corresponding periods last year.

Current year earnings were positively impacted by the merger with Food Town, the acquisition of Great Day consummated in the third quarter of last fiscal year, improved margins in the retail grocery segment and improved efficiencies in the company's distribution operations. Additionally, current year-to-date net earnings include gains of $3.2 million on the sale of two properties in the real estate segment. Offsetting these increases was a decline in gross profit in the Company's convenience store distribution segment.

Last year's year-to-date net earnings included a one-time gain of $2.6 million in the retail grocery segment related to the sale of an investment in the common stock of a supplier that was partially offset by $.8 million in restructuring charges in the grocery distribution segment.

Liquidity and Capital Resources

Spartan Stores' principal sources of liquidity are cash flows generated from operations and borrowings under a senior secured credit facility dated March 18, 1999. The credit facility consists of (1) a Revolving Credit Facility in the amount of $100.0 million with a term of six years, (2) a Term Loan A in the amount of $100.0 million with a term of six years, (3) an Acquisition Facility in the amount of $75.0 million with a term of seven years and (4) a Term Loan B in the amount of $150.0 million with a term of eight years. At September 9, 2000, $308.3 million was outstanding under this credit facility. Management believes that cash flows generated from operations and available borrowings under the Revolving Credit Facility will be sufficient to support operations in the foreseeable future. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, taxes, depreciation and amortization as defined in the agreement.

Spartan Stores' current ratio at September 9, 2000 decreased to 1.43 to 1.00 compared with 1.53 to 1.00 at March 25, 2000. However, working capital increased 29.8 percent or $26.4 million due primarily to the merger with Food Town.

Spartan Stores' long-term debt to equity ratio at September 9, 2000 decreased to 1.53 to 1.00 compared with 2.11 to 1.00 at March 25, 2000. The decrease was due primarily to the issuance of 6.2 million shares of common stock to facilitate the Food Town merger and the lower leverage position associated with these operations. Management continues to evaluate other acquisition opportunities, which if consummated could increase Spartan Stores' leverage position.

Recent Accounting Pronouncements

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on recognition, presentation, and disclosure of revenue in financial statements. Spartan Stores will adopt SAB No. 101 as required no later than December 31, 2000. Management does not believe adoption of SAB No. 101 will have a material impact on Spartan Stores' financial position and results of operations.

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" about Spartan Stores' plans, strategies, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans" or "believes" that a particular occurrence "may result" or "will likely result" or that a particular event "may occur" or "will likely occur" in the future, or similarly stated expectations. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 25, 2000 and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to be materially different from Spartan Stores' current expectations.

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

Spartan Stores' operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: the merger with Food Town; the integration of the business operations of the retail stores and other businesses acquired by Spartan Stores; future business acquisitions, including additional retail stores; unanticipated difficulties in the operation of the retail grocery segment, which is a new line of business; difficulties in assimilation of acquired personnel, operations, systems or procedures; inability to realize synergies in the amounts or within the time frame expected by management; adverse effects on existing business relationships with independent retail grocery store customers; unexpected difficulties in the retention or hiring of employees for the acquired businesses; unanticipated labor shortages, stoppages or disputes; business divestitures; increased transportation or fuel costs; and current or future lawsuits and administrative proceedings.

Spartan Stores' future interest expense and income also may differ from current expectations, depending upon, among other factors: the amount of additional borrowings necessary for retail store acquisitions; interest rate changes; cigarette inventory levels; retail property sales; the volume of notes receivable; and the amount of fees received on delinquent accounts.

This section is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all economic, competitive, governmental, technological and other factors that could adversely affect Spartan Stores' expected consolidated financial position, results of operations or liquidity. Spartan Stores disclaims any obligation or intention to update its forward-looking statements to reflect events or circumstances that occur after the date of this Report.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

There were no material changes in market risk of the company in the period covered by this report.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

For a discussion of certain litigation, see Note 7 ("Contingencies") to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On July 18, 2000, at the 2000 annual meeting of shareholders of Spartan Stores, the shareholders voted to elect five persons to the board of directors effective upon the merger with Food Town. The following directors were duly elected:

	Term Expiring	Votes For	Votes Withheld
Alex J. DeYonker	2001	7,269,981	587,710
Elson S. Floyd, Ph.D.	2003	7,829,071	28,620
James B. Meyer	2003	7,269,292	588,399
Elizabeth A. Nickels	2002	7,828,961	28,730
Russell H. VanGilder, Jr.	2002	7,269,422	588,269

As required by the Agreement and Plan of Merger between Spartan Stores and Food Town, two former directors of Food Town, Richard B. Iott and Joel A. Levine, were appointed to Spartan Stores' Board of Directors, to serve terms ending in 2003 and 2001, respectively.

At the same meeting, the shareholders also approved proposals to amend Spartan Stores' Articles of Incorporation and Bylaws in connection with the merger with Food Town and to confirm the appointment of Deloitte & Touche, LLP as Spartan Stores' independent auditors for the current fiscal year. The voting results were as follows:

	Votes For	Votes Against	Votes Withheld
Amendment of Articles of Incorporation and Bylaws	7,118,279	696,910	42,502
Appointment of Deloitte & Touche, LLP	7,072,920	784,771	-

There were no broker non-votes on any matter submitted to a vote of the shareholders.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document
3.1

Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed on June 5, 2000. Here incorporated by reference.

3.2

Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement of Form S-4, filed on June 5, 2000. Here incorporated by reference.

27	Financial Data Schedule

(b)	Reports on Form 8-K: Spartan Stores filed the following Current Reports on Form 8-K during the 12 weeks ended September 9, 2000.

Date of Report	Filing Date	Item(s) Reported
July 18, 2000	July 20, 2000

This Form 8-K included a press release that reported that Spartan Stores' shareholders had approved amendments to Spartan Stores' Articles of Incorporation and Bylaws necessary to complete the merger with Food Town. No financial statements were included or required to be included in this Form 8-K.

July 20, 2000	July 20, 2000

This Form 8-K included a press release that included information concerning Spartan Stores' financial results for the quarter ended June 17, 2000. It included a summary statement of earnings for that period and a summary balance sheet as of the end of that period.

August 1, 2000	August 3, 2000	This Form 8-K included a press release that reported that the merger with Food Town had been completed. No financial statements were included or required to be included in this Form 8-K.

Date of Report	Filing Date	Item(s) Reported
August 1, 2000	August 16, 2000

This Form 8-K reported, under Item 2 ("Acquisition or Disposition of Assets"), that the merger with Food Town had been completed. No financial statements were included in this Form 8-K. By Amendment No. 1 to Form 8-K, filed by Spartan Stores on September 27, 2000, Spartan Stores included the financial statements required by Item 7 of Form 8-K with respect to Food Town and the merger with Food Town.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2000	SPARTAN STORES, INC. (Registrant) By /s/David M. Staples
David M. Staples Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document
3.1

Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed on June 5, 2000. Here incorporated by reference.

3.2

Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement of Form S-4, filed on June 5, 2000. Here incorporated by reference.

27	Financial Data Schedule