Form 10-Q
period 2000-12-30
SPARTAN STORES INC
filed 2001-02-13
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2000.

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

Yes X	No

As of January 12, 2001, the registrant had 19,390,584 outstanding shares of common stock, no par value.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except per share data) (Unaudited)
ASSETS	December 30, 2000	March 25, 2000

Current assets:
Cash and cash equivalents	$64,025	$36,422
Marketable securities	20,780	20,628
Accounts receivable, net	89,042	83,998
Inventories	196,796	105,587
Prepaid expenses	7,780	4,736
Deferred income taxes	5,367	5,409
Total current assets	383,790	256,780

Property and equipment, net	269,333	178,591

Other assets:
Goodwill, net	122,008	99,075
Other	39,335	36,127
Total other assets	161,343	135,202

Total assets	$814,466	$570,573

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$151,337	$82,186
Accrued payroll and benefits	39,471	24,530
Insurance reserves	20,844	14,718
Other accrued expenses	27,179	23,036
Current maturities of long-term debt	28,660	23,862
Total current liabilities	267,491	168,332

Deferred income taxes	12,331	5,212
Other long-term liabilities	11,251	4,951
Long-term debt	307,156	266,071

Commitments and contingencies	-	-

Shareholders' equity:
Common stock, voting, no par value;
50,000 shares authorized; 19,391 shares outstanding	111,091	-
Preferred stock, non-voting, no par value;
10,000 authorized; no shares issued or outstanding	-	-
Class A common stock, voting, par value $2.00 per share;
20,000 shares authorized; 9,919 shares outstanding	-	19,838
Additional paid-in capital	-	14,240
Retained earnings	105,146	91,929
Total shareholders' equity	216,237	126,007

Total liabilities and shareholders' equity	$814,466	$570,573

SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (In thousands, except per share data) (Unaudited)

	Third Quarter (16 Weeks) Ended
	December 30, 2000	January 1, 2000

Net sales	$1,140,070	$954,885
Cost of sales	947,304	828,684
Gross profit	192,766	126,201

Operating expenses:
Selling, general and administrative	171,609	114,736
Restructuring charge	1,000	(5,540)
Total operating expenses	172,609	109,196

Operating income	20,157	17,005

Non-operating expense (income):
Interest expense	9,682	7,617
Interest income	(2,494)	(2,425)
Other losses	854	958
Total non-operating expense, net	8,042	6,150

Earnings before income taxes	12,115	10,855
Income taxes	4,812	4,064

Net earnings	$7,303	$6,791

Basic and diluted net earnings per share	$0.37	$.51

Weighted average shares outstanding:
Basic	19,498	13,320
Diluted	19,498	13,326

SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (In thousands, except per share data) (Unaudited)

	Year-to-Date (40 Weeks) Ended
	December 30, 2000	January 1, 2000

Net sales	$2,650,540	$2,358,311
Cost of sales	2,238,065	2,049,257
Gross profit	412,475	309,054

Operating expenses:
Selling, general and administrative	361,845	274,285
Restructuring charge	1,000	(4,748)
Total operating expenses	362,845	269,537

Operating income	49,630	39,517

Non-operating expense (income):
Interest expense	23,625	19,419
Interest income	(4,639)	(4,640)
Other gains	(2,362)	(1,721)
Total non-operating expense, net	16,624	13,058

Earnings before income taxes	33,006	26,459
Income taxes	12,963	9,605

Net earnings	$20,043	$16,854

Basic and diluted net earnings per share	$1.20	$1.25

Weighted average shares outstanding:
Basic	16,677	13,483
Diluted	16,678	13,489

SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity (In thousands, except per share data) (Unaudited)

	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings

Balance - March 28, 1999	$-	$21,689	$13,815	$85,558

Class A common stock transactions:

300 shares issued	-	600	3,333	-
1,225 shares purchased	-	(2,451)	(2,908)	(10,320)

Net earnings	-	-	-	17,194

Cash dividends - $0.05 per share	-	-	-	(503)

Balance - March 25, 2000	$-	$19,838	$14,240	$91,929

Class A common stock transactions:

53 shares issued	-	105	596	-
1 shares purchased	-	(2)	(11)	-

Net earnings	-	-	-	20,043

Cash dividends - $0.0125 per share	-	-	-	(125)

Stock dividend - 0.336 per share -
3,350 shares issued	-	6,701	-	(6,701)

Conversion to no par Common Stock	41,467	(26,642)	(14,825)	-

Common Stock transactions -
6,264 shares issued	70,908	-	-	-
195 shares purchased	(1,284)	-	-	-

Balance - December 30, 2000	$111,091	$-	$-	$105,146

SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Year-to-Date (40 Weeks) Ended
	December 30, 2000	January 1, 2000
Cash flows from operating activities:
Net earnings	$20,043	$16,854
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	28,699	25,809
Restructuring charge	1,000	(4,748)
Postretirement benefits other than pensions	100	200
Deferred taxes on income	(252)	(268)
Other gains	(2,362)	(1,721)
Change in assets and liabilities, net of acquisitions:
Marketable securities	(152)	1,889
Accounts receivable	6,040	(7,357)
Inventories	(15,138)	2,584
Prepaid expenses	(2,339)	1,090
Accounts payable	8,586	(4,980)
Accrued payroll and benefits	956	(394)
Insurance reserves	609	869
Other accrued expenses	(5,911)	7,964
Net cash provided by operating activities	39,879	37,791

Cash flows from investing activities:
Purchases of property and equipment	(14,725)	(14,239)
Proceeds from the sale of property and equipment	9,153	6,012
Decrease in restricted cash	-	78,144
Acquisitions, net of cash acquired and deposits	(51,792)	(101,267)
Other	1,268	2,326
Net cash used in investing activities	(56,096)	(29,024)

Cash flows from financing activities:
Proceeds from long-term borrowings	64,559	2,685
Repayment of long-term debt	(20,018)	(7,448)
Proceeds from sale of common stock	701	3,293
Class A common stock purchased	(13)	(8,208)
Common stock purchased	(1,284)	-
Dividends paid	(125)	(379)
Net cash provided by (used in) financing activities	43,820	(10,057)

Net increase (decrease) in cash and cash equivalents	27,603	(1,290)

Cash and cash equivalents at beginning of period	36,422	44,112

Cash and cash equivalents at end of period	$64,025	$42,822

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

Note 2
New Accounting Standards

During the third quarter of fiscal year 2001, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB No. 101 did not have a material impact on Spartan Stores' financial position and results of operations.

Note 3
Acquisitions and Divestitures

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

The merger was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities are included in the accompanying consolidated balance sheet at values representing an allocation of the purchase price. On August 1, 2000, 6.7 million shares of outstanding Food Town common stock were converted into the right to receive one share of Spartan Stores common stock and $5.00 in cash. The holders of 448,835 shares of Food Town common stock provided notice of dissent from the merger. If dissenting shareholders exercise their dissenters' rights in accordance with the requirements of Ohio law, Spartan Stores will pay the fair cash value of their dissenting shares as determined by agreement or, in the absence of agreement, by a court of law. Spartan Stores incurred $63.8 million in long-term senior secured debt to finance the cash consideration portion of the merger, merger-related transaction costs and the retirement of Food Town's total debt outstanding through the acquisition facility within Spartan's senior secured bank credit facility. As of December 30, 2000, interest under this acquisition facility was at the 90-day Eurodollar rate plus 2.5%. Additionally, the company assumed certain operating liabilities approximating $97.3 million. Included in these liabilities is approximately $5.6 million in severance costs. Severance costs consist of obligations to employees who were terminated or were notified of termination under a plan authorized by senior management. The excess of the purchase price over the valuation of Food Town's tangible assets and liabilities amounted to approximately $24.7 million and was assigned to goodwill. Goodwill is being amortized on a straight-line basis over the estimated period benefited of forty years.

The operations of Food Town are included in the accompanying Consolidated Statements of Earnings from the date of acquisition. The following unaudited pro forma information presents summary Consolidated Statements of Earnings data of Spartan Stores as if the acquisition of Food Town had occurred at the beginning of the earliest period presented. The pro forma information has also been adjusted to give effect to acquisitions previously made by Spartan Stores as if the transactions had occurred at the beginning of the periods presented. During the third quarter ended January 1, 2000, the Company reversed a restructuring charge accrual of $5.5 million which is included in the pro forma amounts presented below. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the acquisitions taken place on the dates indicated or which may be reported in the future.

(in thousands, except per share data)	Third Quarter (16 Weeks) Ended		Year-to-Date (40 Weeks) Ended
Pro Forma	December 30, 2000	January 1, 2000	December 30, 2000	January 1, 2000

Net sales	$1,140,070	$1,172,206	$2,909,374	$2,912,531

Net earnings	$7,303	$8,112	$24,292	$20,011

Basic and diluted net
earnings per share	$.37	$.41	$1.24	$1.01

On January 12, 2001, the Company sold its insurance agency business, Shield Insurance Services, Inc., effective December 31, 2000 and anticipates a gain to be recognized during the fourth quarter. The Company still retains the underwriting, safety and claims component of Shield Insurance Services. Year-to-date revenue and net loss for Shield Insurance Services are $2.4 and $.1 million, respectively. Management continues to evaluate alternatives for its remaining insurance segment.

On January 18, 2001, the Company signed a definitive agreement to purchase all of the issued and outstanding shares of Prevo's Family Markets, Inc. ("Prevo's"). Prevo's is a leading regional supermarket chain operating ten supermarkets in northern and western Michigan. The acquisition is expected to be consummated in March 2001 and will be accounted for as a purchase.

Note 4
Restructuring Charge

During the third quarter, the convenience store distribution segment announced the closure of its Sandusky, Ohio distribution center by the end of February 2001. As of December 30, 2000, $1 million has been accrued for the write-down of certain assets as well as severance pay, benefit continuation and outplacement assistance for affected associates.

Note 5
Impairment of Long-Lived Assets

During the third quarter ended December 30, 2000, the grocery store distribution segment recognized an impairment loss of $1.1 million on certain technology related equipment. The impairment loss is recorded in other gains and losses in the accompanying Consolidated Statements of Earnings.

Note 6
Leases

In connection with Spartan Stores' acquisition of Food Town, Spartan Stores assumed a number of operating leases. Future minimum obligations under those operating leases are as follows:

(In thousands)

Year ending March,

2001	$7,780
2002	7,248
2003	6,382
2004	5,186
2005	3,415
Later	11,340

Total future minimum obligations	$41,351

Rent expense for the year-to-date period ended December 30, 2000 under these leases amounted to approximately $3.2 million.

Note 7
Operating Segment Information

The following tables set forth information required by Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information."

	Third Quarter (16 Weeks) Ended
(In thousands)	December 30, 2000 (Unaudited)	January 1, 2000 (Unaudited)
Net sales
Retail grocery	$433,723	$175,162
Grocery store distribution	428,862	493,058
Convenience store distribution	271,687	280,167
Insurance	3,814	3,955
Real estate	1,984	2,543
Total	$1,140,070	$954,885

	Year-to-Date (40 Weeks) Ended
(In thousands)	December 30, 2000 (Unaudited)	January 1, 2000 (Unaudited)
Net sales
Retail grocery	$823,377	$408,798
Grocery store distribution	1,104,894	1,211,168
Convenience store distribution	705,398	718,152
Insurance	9,821	12,463
Real estate	7,050	7,730
Total	$2,650,540	$2,358,311

	Third Quarter (16 Weeks) Ended
(In thousands)	December 30, 2000 (Unaudited)	January 1, 2000 (Unaudited)
Earnings before income taxes
Retail grocery	$4,116	$(2,482)
Grocery store distribution	4,351	10,158
Convenience store distribution	2,427	3,004
Insurance	419	744
Real estate	802	(569)
Total	$12,115	$10,855

	Year-to-Date (40 Weeks) Ended
(In thousands)	December 30, 2000 (Unaudited)	January 1, 2000 (Unaudited)
Earnings before income taxes
Retail grocery	$8,177	$979
Grocery store distribution	12,378	15,054
Convenience store distribution	7,307	9,000
Insurance	498	1,072
Real estate	4,646	354
Total	$33,006	$26,459

(In thousands)	December 30, 2000 (Unaudited)	March 25, 2000 (Unaudited)
Total assets
Retail grocery	$434,950	$203,270
Grocery store distribution	565,016	428,358
Convenience store distribution	87,857	80,949
Insurance	31,187	28,987
Real estate	56,839	63,374
Less - eliminations	(361,383)	(234,365)
Total	$814,466	$570,573

Note 8
Shareholders' Equity

On July 18, 2000, the shareholders approved a proposal to amend Spartan Stores' articles of incorporation and bylaws in connection with the merger of Food Town. On August 1, 2000, the date of the merger, Spartan Stores filed the amendment to its articles of incorporation with the Michigan Corporation, Securities and Land Development Bureau. Upon this filing, each outstanding share of Spartan Stores Class A common stock, $2.00 par value, was converted into one share of Spartan Stores common stock, no par value.

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

On September 12, 2000, the company announced that it had been authorized by its board of directors to purchase up to $5 million of the corporation's common stock over a twelve-month period. As of December 30, 2000, the Company had purchased 194,700 shares at a total cost of $1.3 million.

Note 9
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

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth Spartan Stores' Consolidated Statements of Earnings as percentages of net sales:

	Third Quarter (16 Weeks) Ended		Year-to-Date (40 Weeks) Ended
	December 30, 2000 (Unaudited)	January 1, 2000 (Unaudited)	December 30, 2000 (Unaudited)	January 1, 2000 (Unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	16.9	13.2	15.6	13.1
Operating expenses
Selling, general and administrative	15.0	12.0	13.7	11.6
Restructuring charge	.1	(.6)	0.0	(.2)
Total operating expenses	15.1	11.4	13.7	11.4
Operating income	1.8	1.8	1.9	1.7
Non-operating expense (income)
Interest expense	.9	.8	.9	.8
Interest income	(.2)	(.2)	(.2)	(.1)
Other gains and losses	.1	.1	(.1)	(.1)
Total non-operating expense, net	.8	.7	.6	.6
Earnings before income taxes	1.0	1.1	1.3	1.1
Income taxes	.4	.4	.5	.4
Net earnings	.6%	.7%	.8%	.7%

Net Sales

Net sales for the quarter and year-to-date periods ended December 30, 2000 increased 19.4 and 12.4 percent or $185.2 and $292.2 million, respectively, compared to the quarter and year-to-date periods ended January 1, 2000.

Net sales for the quarter and year-to-date periods ended December 30, 2000 in the retail grocery segment increased 147.6 and 101.4 percent or $258.6 and $414.6 million, respectively, compared to last year. The increase reflects additional sales from the acquisition of retail stores during the first and third quarters of fiscal 2000, the merger with Food Town in the second quarter of fiscal year 2001 and a 5.8 percent increase in year-to-date same store sales. Same store sales increases are the result of improved marketing programs, better in-stock positions in acquired stores, expanded hours of operations at some sites and an aggressive advertising campaign in the third quarter of fiscal year 2001. Management continues to evaluate other acquisition opportunities in the retail grocery industry and expects acquisitions to contribute to future sales growth.

Net sales for the quarter and year-to-date periods ended December 30, 2000 in the grocery distribution segment declined 13.0 and 8.8 percent or $64.2 and $106.3 million, respectively, compared to last year. The decrease primarily resulted from Spartan Stores' acquisition of grocery distribution segment customers during fiscal 2000, requiring the elimination of sales to these customers, the loss of D&W Food Centers business and declines in sales of grocery and general merchandise products due to continued competitive market conditions.

D&W Food Centers announced on September 13, 2000 that Spartan Stores would no longer be its supplier for grocery and perishable products for all but five of its twenty-six locations effective mid-October, 2000. The five locations remaining with Spartan Stores are subject to real estate leases with Spartan Stores and require certain levels of minimum purchases. Sales of grocery and perishable products to D&W Food Centers represented less than four percent of the company's total annual revenue at the time of their announcement.

Net sales for the quarter and year-to-date periods ended December 30, 2000 in the convenience store distribution segment decreased 3.0 and 1.8 percent or $8.5 and $12.8 million, respectively, compared to January 1, 2000. The decline was primarily due to the acquisition of distribution segment customers, requiring the elimination of sales to these customers, declines in cigarette sales volume due to higher prices and the annualized impact of a customer lost in fiscal year 2000. The decline is partially offset by the cigarette price inflation and net new accounts.

Gross Profit

Gross profit, as a percentage of net sales, for the quarter and year-to-date periods ended December 30, 2000, was 16.9 and 15.6 percent, respectively, compared to 13.2 and 13.1 percent last year. The increase reflects the increased percentage of retail sales in the business mix and improvements in the gross margin of existing retail operations. This increase was partially offset by a lower convenience store distribution gross profit percentage for the year-to-date period, primarily due to increased cigarette cost passed along to customers.

As stated above, management continues to evaluate other acquisition opportunities in the retail grocery segment and expects these anticipated acquisitions to contribute to future increased gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and year-to-date periods ended December 30, 2000, were 15.1 and 13.7 percent of net sales, respectively, compared to 11.9 and 11.6 percent last year. The increase for the quarter was primarily due to the growth of Spartan Stores' retail grocery segment, which generates a higher selling, general and administrative expense percentage than the distribution segments and the impact of declining sales in the Company's grocery distribution segment.

For the year-to-date period, the grocery distribution segment has decreased selling, general and administrative expenses as a percentage of sales as a result of increased warehouse efficiency and a continued focus on reduction of overhead.

Restructuring Charge

On November 27, 2000, the convenience store distribution segment announced the closure of its Sandusky, Ohio distribution center by the end of February 2001. As of December 30, 2000, $1 million has been accrued for the write-down of certain assets as well as severance pay, benefit continuation and outplacement assistance for affected associates.

On October 14, 1998, the Company's Board of Directors approved an initiative to replace the Company's Plymouth distribution center. Due to the Company's commitment to the retail grocery segment and the potential for improved productivity at its Plymouth facility, the Company reconsidered its decision to close the facility and signed a five-year lease agreement on the Plymouth distribution center. Therefore, in the third quarter of fiscal year 2000 the Company reduced the restructuring accrual by $5.5 million to reflect costs that are no longer expected to be incurred.

Interest Expense

Interest expense was .8 and .9 percent of net sales for the quarter and year-to-date periods ended December 30, 2000 compared to .8 percent for the quarter and year-to-date periods last year. The increase is primarily the result of an increase in average borrowings resulting from the merger with Food Town and interest rate increases during fiscal year 2001.

Other Gains and Losses

In the third quarter of fiscal 2001, the grocery store distribution segment recognized an impairment loss of $1.1 million on certain technology related equipment. Additionally, the real estate segment recognized a gain of $.6 million on the sale of one property. During the second quarter of fiscal 2001, the real estate segment recognized gains of $3.2 million on the sale of two properties. In the first quarter of fiscal 2000, the retail grocery segment recognized a gain of $2.6 million on the sale of an investment in the common stock of a supplier.

Management continues to evaluate its real estate portfolio and expects proceeds from real estate dispositions to be used to fund possible retail store acquisitions.

Earnings before Income Taxes

Earnings before income taxes for the quarter and year-to-date periods ended December 30, 2000 were $12.1 and $33.0 million, respectively, compared with earnings before income taxes of $10.9 and $26.5 million for the corresponding periods last year.

Current year to date earnings before income taxes were positively impacted by the merger with Food Town, retail store acquisitions in last fiscal year, improved margins in the retail grocery segment and improved efficiencies in the company's distribution operations. Additionally, current year-to-date earnings include gains of $2.5 million on the sale of three properties in the real estate segment. Offsetting these increases was a decline in gross profit in the Company's convenience store distribution segment, a $1 million restructuring charge recorded in convenience store distribution segment and a $1.1 million impairment loss on technology related equipment in the grocery distribution segment.

Last year's year-to-date earnings included a one-time gain of $2.6 million in the retail grocery segment related to the sale of an investment in the common stock of a supplier and a reversal of a restructuring charge accrual in the grocery distribution segment amounting to $4.7 million.

Liquidity and Capital Resources

Spartan Stores' principal sources of liquidity are cash flows generated from operations and borrowings under a senior secured credit facility dated March 18, 1999. The credit facility consists of (1) a Revolving Credit Facility in the amount of $100.0 million with a term of six years, (2) a Term Loan A in the amount of $100.0 million with a term of six years, (3) an Acquisition Facility in the amount of $75.0 million with a term of seven years and (4) a Term Loan B in the amount of $150.0 million with a term of eight years. At December 30, 2000, $298.1 million was outstanding under this credit facility. Management believes that cash flows generated from operations and available borrowings under the Revolving Credit Facility will be sufficient to support operations in the foreseeable future. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, taxes, depreciation and amortization as defined in the agreement.

Spartan Stores' current ratio at December 30, 2000 decreased to 1.43 to 1.00 compared with 1.53 to 1.00 at March 25, 2000. However, working capital increased 31.5 percent or $27.9 million due primarily to the merger with Food Town.

Spartan Stores' long-term debt to equity ratio at December 30, 2000 decreased to 1.42 to 1.00 compared with 2.11 to 1.00 at March 25, 2000. The decrease was due primarily to the issuance of 6.2 million shares of common stock to facilitate the Food Town merger, the lower leverage position associated with these operations, scheduled principle payments on outstanding debt and net income generated during the period. Management continues to evaluate other acquisition opportunities, which if consummated could increase Spartan Stores' leverage position.

Recent Accounting Pronouncements

During the third quarter of fiscal year 2001, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB No. 101 did not have a material impact on Spartan Stores' financial position and results of operations.

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

For a discussion of certain litigation, see Note 9 ("Contingencies") to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

(b)	Reports on Form 8-K: Spartan Stores filed the following Current Reports on Form 8-K during the 16 weeks ended December 30, 2000.

Date of Report	Filing Date	Item(s) Reported
September 12, 2000	September 13, 2000

This Form 8-K included a press release that reported that Spartan Stores has been authorized by its board of directors to purchase up to $5 million of the corporation's common stock over the next 12 months. Additionally, Spartan Stores announced that one of its customers, D&W Food Centers, Inc., informed the Company that it will no longer be D&W's primary supplier, effective November 1, 2000. No financial statements were included or required to be included in this Form 8-K.

August 1, 2000	September 27, 2000

This Form 8-K was an amendment to the Form 8-K filed by Spartan Stores on August 16, 2000. The amendment includes the financial statements required by Item 7 of Form 8-K with respect to Food Town and the merger with Food Town.

October 9, 2000	October 10, 2000

This Form 8-K included a press release that stated the Company intends to issue a news release announcing its 2001 second-quarter financial results on October 10, 2000. It included a summary statement of earnings for that period and a summary balance sheet as of the end of that period.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2001

SPARTAN STORES, INC.
(Registrant)

By /s/David M. Staples

    David M. Staples
    Executive Vice President, Chief Financial
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