Form 10-K
period 2001-03-31
SPARTAN STORES INC
filed 2001-06-20
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2001.

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission File Number: 000-31127

SPARTAN STORES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction) of Incorporation or Organization)	38-0593940 (I.R.S. Employer Identification No.)

850 76th Street, SW P.O. Box 8700 Grand Rapids, Michigan (Address of Principal Executive Offices)	49518 (Zip Code)

Registrant's telephone number, including area code: (616) 878-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 11, 2001, was $241,395,641.37.

The number of shares of the registrant's common stock, no par value, outstanding at June 11, 2001, was 19,315,911 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12 and 13	Proxy Statement for Annual Meeting to be held July 11, 2001

PART I

Item 1.                    Business

General Development

Spartan Stores, Inc. is a premier regional food retailer and distributor based in Grand Rapids, Michigan. As a result of six acquisitions since January 1999, Spartan Stores operates 102 retail grocery stores and 25 deep discount food\drug combination stores in Michigan and Ohio, including Ashcraft's Markets, Family Fare Supermarkets, Food Town, Glen's Markets, Great Day Food Centers, Prevo's and The Pharm stores. Spartan Stores also operates three grocery distribution centers in Michigan and Ohio from which it supplies a comprehensive selection of national brand and private label grocery and related products to more than 350 retail grocery store customers and its own retail stores. In addition to its retail food and grocery distribution businesses, Spartan Stores distributes assorted products to approximately 6,600 convenience stores and other retail locations in eight states and provides real estate services in connection with both its retail and wholesale business operations.

Spartan Stores' business strategy includes growing its retail operations primarily through acquisitions while increasing efficiencies in its distribution operations. Spartan Stores looks to expand its retail operations in the midwestern United States. Continued expansion of the retail grocery business will allow Spartan Stores to more fully realize operational efficiencies throughout its supply chain, expand its geographic coverage and enhance its marketing and merchandising programs. These operational efficiencies will benefit Spartan Stores' own retail grocery stores, as well as the independent food retailers that Spartan Stores supplies.

Spartan Stores operates its company-owned retail grocery stores primarily through two wholly owned subsidiaries, Family Fare, Inc. and Seaway Food Town, Inc., and conducts its grocery distribution business directly through Spartan Stores, Inc. Spartan Stores conducts its other business operations through a number of wholly owned subsidiaries. L&L/Jiroch Company, J.F. Walker Company, Inc. and United Wholesale Grocery Company conduct Spartan Stores' convenience store distribution business. Market Development Corporation operates Spartan Stores' real estate business. Spartan Stores conducts its insurance business through two wholly owned subsidiaries, Spartan Insurance Company, Ltd. and SI Insurance Agency, Inc.

Spartan Stores was originally formed in 1917 under the name Grand Rapids Wholesale Grocery Company. It changed its name to Spartan Stores, Inc. in 1957 and in 1973 converted from a cooperative to a for-profit business corporation. Effective August 2, 2000, Spartan Stores common stock was listed on the National Market System of the Nasdaq Stock Market under the trading symbol "SPTN." Spartan Stores operates on a 52-53 week fiscal year, with the fiscal year ending on the last Saturday in March. The principal executive offices of Spartan Stores are located at 850 76th Street, SW, P.O. Box 8700, Grand Rapids, Michigan 49518. Spartan Stores' telephone number is (616) 878-2000.

Financial information concerning the operating segments of Spartan Stores and its subsidiaries is set forth in Item 8 of this Annual Report on Form 10-K under the heading "Note 13--Operating Segment Information" and is incorporated herein by reference.

Description of Business

Retail Grocery

Spartan Stores operates retail grocery stores throughout western, central, northern and southeastern Michigan and northwestern and central Ohio. Spartan Stores operates 102 retail grocery stores and 25 deep discount food\drug combination stores as a result of six acquisitions beginning in 1999. Spartan Stores continues to operate its grocery stores under their acquired names of Ashcraft's Markets, Family Fare Supermarkets, Food Town, Glen's Markets, Great Day Food Centers and Prevo's. It operates its food\drug combination stores under the name The Pharm. The stores range in size from 17,000 to 65,000 square feet and are located in the geographic areas set forth in the chart below. Many of the stores are located in small metropolitan or rural areas in Michigan and Ohio with a high proportion of locally owned independent grocery stores. While chain grocery stores and mass retailers continue to penetrate these areas, company-owned retail grocery stores benefit from favorable name recognition and geographic niche.

The following table lists the retail banner, geographic region, approximate size and ownership of the retail grocery stores operated by Spartan Stores.

Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Ownership

Ashcraft's Markets	8	Central Michigan	285,000	Leased

Family Fare Supermarkets	13	Western Michigan	629,000	Leased

Food Town	19	Northwestern and Central Ohio and Southeastern Michigan	774,000	Owned

Food Town	27	Northwestern and Central Ohio and Southeastern Michigan	1,182,000	Leased

Pharm Stores	5	Northwestern and Central Ohio and Southeastern Michigan	126,000	Owned

Pharm Stores	20	Northwestern and Central Ohio and Southeastern Michigan	597,000	Leased

Glen's Markets	22	Northern Michigan	897,000	Leased

Great Day Food Centers	3	Western Michigan	167,000	Leased

Prevo's	9	Western and Northern Michigan	286,000	Leased

Prevo's	1	Northern Michigan	34,000	Owned

Total	127		4,977,000

In addition, Spartan Stores owns a 65 percent interest in a joint venture that operates a grocery store of approximately 45,700 square feet located in southeastern Michigan.

These company-owned stores typically offer dry grocery, produce, dairy products, meat, floral, seafood, health and beauty care, cosmetics, delicatessen and bakery goods. Spartan Stores' larger stores also typically offer pharmacy and banking facilities. In addition to nationally advertised products, the stores carry "Spartan" brand private label items, "Home Harvest," which is Spartan Stores' "value" brand label, and "Bayberry Farms," which is Spartan Stores' premium private label brand.

Grocery Distribution

Spartan Stores' grocery distribution business provides its wholesale customers and company-owned stores with a selection of over 40,000 items, including dry grocery, produce, dairy products, meat, frozen food, seafood, floral, general merchandise, tobacco, pharmacy and health and beauty care items. Spartan Stores supplies its customers with both nationally advertised products and over 2,000 highly recognized "Spartan" brand private label items. Spartan Stores also supplies its customers with "Home Harvest," Spartan Stores' "value" brand and "Bayberry Farms," which is Spartan Stores' premium private label brand. To supply its wholesale customers, Spartan Stores operates a fleet of approximately 112 tractors, 201 conventional trailers and 176 refrigerated trailers, substantially all of which are leased by Spartan Stores.

Spartan Stores also provides its wholesale customers with a broad spectrum of additional services, including:

•	Site identification and market analyses	•	Coupon redemption
•	Store planning and development	•	Product reclamation
•	Marketing, promotion and advertising	•	Printing
•	Technology and information services	•	Merchandising
•	Accounting and tax preparation	•	Real estate services
•	Human resource services

Spartan Stores' grocery distribution business uses approximately 2,541,000 square feet of warehouse, distribution and office space. Spartan Stores supplies its company-owned stores and its wholesale customers from its warehouses located in Grand Rapids and Plymouth, Michigan and Maumee, Ohio. The following table lists the location, approximate size and ownership of the facilities used in Spartan Stores' grocery distribution segment.

Facilities	Locations	Square Feet	Ownership

Dry grocery	Grand Rapids	585,000	Owned
Perishables (refrigerated)	Grand Rapids	307,000	Owned
General merchandise	Grand Rapids	233,000	Owned
General office (including print shop)	Grand Rapids	151,000	Owned
Transportation and salvage	Grand Rapids	55,000	Owned
Warehouse and office	Grand Rapids	52,000	Leased
Dry grocery	Plymouth	416,000	Leased
Reclamation center/support services	Charlotte	80,000	Owned
Grocery and general merchandise	Toledo	16,000	Leased
Grocery and general merchandise	Toledo	133,000	Owned
Grocery and general merchandise	Maumee	513,000	Owned

Convenience Store Distribution

Spartan Stores' convenience store distribution business provides a selection of confections, tobacco products, specialty foods and other grocery products to approximately 3,800 convenience stores and other retail locations in Michigan, Georgia, Indiana, Kentucky, Ohio, Pennsylvania, Tennessee and West Virginia. Spartan Stores also operates 12 cash and carry outlets in Michigan and Ohio serving approximately 2,800 convenience stores. The following table lists the location, approximate size and ownership of the facilities in Spartan Stores' convenience store distribution business:

Facilities and Number of Warehouses	Locations	Square Feet	Ownership

Warehouse and office	Michigan	180,000	Owned
Transfer stations (8)	Indiana, Ohio, Pennsylvania and Tennessee	27,500	Leased
Warehouses (3)	Kentucky and Ohio	172,500	Owned
Cash and carry warehouses (10)	Michigan	206,000	Owned
Cash and carry warehouse	Michigan	9,000	Leased
Cash and carry warehouse	Ohio	17,600	Owned

Real Estate

Spartan Stores owns eight shopping centers with approximately 580,000 square feet and eight freestanding store locations with approximately 350,000 square feet. Spartan Stores leases these properties to grocery store customers supplied by Spartan Stores and to other retailers. This leased space consists of approximately 719,000 square feet of grocery retail space and approximately 211,000 square feet of other retail space. Each shopping center is substantially full and is anchored by a lease with a retail grocery store, all but one of which are supplied by Spartan Stores. Two of the freestanding stores are vacant and for sale. Spartan Stores also leases a 52,000 square foot distribution center in Hudsonville, Michigan. In addition, Spartan Stores leases 11 sites for sublease to grocery store customers that it supplies. Spartan Stores also owns several parcels of vacant land that it plans to sell or develop.

Insurance Services

On March 3, 2000, Spartan Stores sold Shield Benefit Administrators, Inc., a wholly owned subsidiary that offered third-party insurance claims administration and related services primarily to Spartan Stores' customers. In January 2001, Spartan Stores' board of directors approved management's plan to discontinue the operations of the insurance segment. On January 12, 2001, Spartan Stores sold its insurance agency business, Shield Insurance Services, Inc., effective December 31, 2000. Spartan Stores still retains the underwriting, safety and claims component of Shield Insurance Services, which now operates under the name SI Insurance Agency, Inc.

Spartan Stores is continuing to evaluate alternatives for Spartan Insurance Company, Ltd., which is incorporated and licensed as an insurance company in Bermuda. It issues policies of another insurance carrier through a fronting agreement under which Spartan Insurance Company insures some of the coverage limits and reinsures the balance of the coverage limit with reinsurance companies.

Competition

Spartan Stores' retail grocery and distribution businesses are characterized by intense competition and low profit margins. The principal competitive factors in the retail industry that face the company-owned stores and the independent retail stores supplied by Spartan Stores include the location and image of the store; the price, quality and variety of products; and the quality and consistency of service. The principal competitive factors facing Spartan Stores in the distribution industry are price, product quality and variety and service. Spartan Stores believes that both it and the customers it supplies are generally competitive in their markets.

Spartan Stores' company-owned stores and the independent retail grocery stores supplied by Spartan Stores all compete with other retail grocery stores and with several large chain stores that have integrated wholesale and retail operations, including Farmer Jack and Kroger stores. These stores also compete with mass merchandisers such as Meijer, Inc., Wal-Mart Stores, Inc. and Kmart Corporation, limited assortment stores, wholesale membership clubs such as Sam's Club (a unit of Wal-Mart Stores, Inc.) and Costco Companies, Inc., convenience stores, shop-at-home services, restaurants and fast food businesses. Spartan Stores' success is in large part dependent upon the ability of its company-owned stores and the other grocery stores it supplies to compete with these grocery store and convenience store chains. Some of these companies have greater assets and larger sales volume than Spartan Stores and its wholesale customers.

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

According to industry sources, company-owned stores and the independent grocery stores supplied by Spartan Stores together account for approximately 19 percent of all grocery sales in Michigan and 2.2 percent of all grocery sales in Ohio. These stores account for approximately 35.4 percent of all grocery sales in western Michigan (a 20 county market area), 13 percent of sales in eastern and southern Michigan (a 27 county market area), 38.3 percent of sales in northern Michigan (a 36 county market area), and 12.1 percent of sales in northwestern Ohio (a 31 county market area).

Grocery Distribution Customers

Spartan Stores' grocery store distribution segment supplies the company-owned stores and a diverse group of independent grocery store operators that range from single stores to supermarket chains with as many as 21 stores. Each grocery distribution customer has entered into a customer agreement with Spartan Stores. In addition, Spartan Stores from time to time enters into loan agreements, leases, guarantees and other agreements under which some of its grocery distribution customers agree to purchase a minimum percentage of products from Spartan Stores for the term of the agreement. At March 31, 2001, Spartan Stores had such agreements with 30 customers covering 66 retail grocery stores with terms ranging from one to 16 years. The minimum purchase requirements under these agreements varied from 30 percent to 55 percent of the total retail sales for the grocery stores covered by the agreements. For the twelve-month period ending March 31, 2001, these stores had total retail sales of approximately $618 million and total wholesale purchases from Spartan Stores of approximately $318 million.

Spartan Stores does not believe that its success is dependent upon maintaining the grocery distribution business of any one customer. Spartan Stores' ten largest grocery distribution customers (excluding company-owned stores) account for approximately 19.5 percent of Spartan Stores' total net sales, but no single customer accounts for more than 4.1 percent of total net sales. The company-owned grocery stores represented approximately 33 percent of Spartan Stores' total net sales for the fiscal year ended March 31, 2001.

Effective November 1, 2000, one of Spartan Stores' grocery distribution customers, D&W Food Centers, Inc., terminated its supply relationship for all but five of its 26 stores. Spartan Stores' annual sales to D&W have averaged less than four percent of Spartan Stores' total net sales in recent fiscal years. D&W continues to lease five of its store locations from Spartan Stores. Conditions of the leases include certain minimum purchase requirements. Other than D&W, no grocery distribution customer that was among Spartan Stores' ten largest customers has terminated its business with Spartan Stores to associate with another distributor in the last ten years.

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

Associates

Spartan Stores currently employs approximately 13,000 associates, of which approximately 5,100 are represented by several unions. Warehouse and transportation associates are represented by different Teamsters Union locals, with contracts expiring in 2001 in Grand Rapids, in 2003 in Toledo and in 2005 in Plymouth. A majority of United Wholesale Grocery's associates are represented by various unions, with contract expirations varying by location. Food Town associates are represented by UFCW with contracts expiring by location. Associates of L & L/Jiroch, J.F. Walker Company and Family Fare are not represented by a union. Spartan Stores considers its relations with its union and non-union associates to be satisfactory and has not had any work stoppages in the last five years.

Merger with Seaway Food Town, Inc.

On August 1, 2000, Spartan Stores completed its acquisition of Seaway Food Town, Inc. Food Town is a leading regional supermarket chain operating predominantly in northwestern and central Ohio and southeastern Michigan. Food Town operates 47 supermarkets and 25 deep discount food\drug combination stores under the name The Pharm. Food Town generates approximately $680 million in annual sales.

In connection with the merger, each outstanding share of Spartan Stores Class A common stock, $2.00 par value, was converted into one share of Spartan Stores common stock, no par value. Spartan Stores also declared a stock split through a dividend of 0.336 shares of Spartan Stores common stock for each share of Spartan Stores common stock outstanding immediately before the merger. In the merger, Spartan Stores issued one share of Spartan Stores common stock and $5.00 in cash to the shareholders of Food Town in exchange for each share of Food Town common stock outstanding immediately before the merger. Food Town became a wholly owned subsidiary of Spartan Stores. Spartan Stores now has approximately 20 million shares of common stock outstanding which are listed for trading on the National Market System of the Nasdaq Stock Market.

Acquisition of Prevo's Family Markets

On March 3, 2001, Spartan Stores completed the acquisition of Prevo's Family Markets, Inc. Prevo's operates 10 supermarkets in western and northern Michigan, from Traverse City to Grand Rapids. Prevo's supermarkets generate approximately $100 million in annual sales. Because Prevo's is an existing wholesale customer of Spartan Stores, the acquisition will add approximately $50 million in annual sales.

Item 2.                    Properties

Information concerning the properties of Spartan Stores and its subsidiaries is set forth in Item 1 of this Annual Report on Form 10-K under the headings "Retail Grocery," "Grocery Distribution," "Convenience Store Distribution" and "Real Estate" and is here incorporated by reference.

Item 3.                    Legal Proceedings

On June 20, 2000, an amended complaint was refiled in a Tennessee state court by individual plaintiffs on behalf of the state of Tennessee and its taxpayers against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including J.F. Walker Company, Inc., a subsidiary of Spartan Stores. This case was initially filed in May 1997, and was later removed to the United States District Court for the Eastern District of Tennessee. On June 16, 1998, J.F. Walker was voluntarily dismissed as a defendant. The federal district court then dismissed the case for lack of standing. The United States Court of Appeals for the Sixth Circuit affirmed the district court decision with instructions to remand the case back to state court. The plaintiffs then filed an amended complaint including J.F. Walker as a defendant. In this case, the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. Spartan Stores believes that J.F. Walker has valid defenses to this legal action, which is being vigorously defended. One of the cigarette manufacturers named as a defendant in this action has agreed to indemnify J.F. Walker from damages arising out of this action. Management believes that the ultimate outcome of this action should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Spartan Stores.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

Item 4.                    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Spartan Stores' shareholders during the fourth quarter of fiscal year 2001 through the solicitation of proxies or otherwise.

PART II

Item 5.                    Market for Registrant's Common Equity and Related Stockholder Matters

Until August 2, 2000, there was no established public trading market for Spartan Stores' securities. However, on August 2, 2000, Spartan Stores common stock began trading on the National Market System of the Nasdaq Stock Market under the trading symbol "SPTN."

The following table sets forth the high and low sale prices for Spartan Stores common stock for the periods indicated, all as reported by Nasdaq:

	High	Low
Fiscal Year Ended March 31, 2001:
Second Quarter*	$11.81	$5.34
Third Quarter	7.88	5.00
Fourth Quarter	11.50	6.00

*The second quarter of Spartan Stores' 2001 fiscal year ran from June 18, 2000 to September 9, 2000. However, as noted above, Spartan Stores common stock did not begin trading on Nasdaq until August 2, 2000.

At June 11, 2001, there were approximately 795 record holders of Spartan Stores common stock. There were no holders of Spartan Stores preferred stock as of that date.

The amount of quarterly dividends for the fiscal year ended March 25, 2000 was $0.0125 per share of Spartan Stores Class A common stock. During the fiscal year ended March 31, 2001, Spartan Stores paid quarterly dividends of $0.0125 per share of Class A common stock for the first quarter, which ended on June 17, 2000, but did not pay any dividends for the other three quarters of that fiscal year.

Spartan Stores' bank credit agreement prohibits Spartan Stores or its subsidiaries from making any "Restricted Payments" in excess of (1) $5,000,000 plus (2) "Excess Cash Flow" that is not required to be paid to the lenders under the credit agreement as a mandatory prepayment. Generally, Restricted Payments include (1) any non-stock dividend or other distribution on account of stock ownership, (2) redemptions or purchases of Spartan Stores stock, (3) retirement of any indebtedness other than the obligations owing under the credit agreement, (4) payment of any claim relating to (a) indebtedness other than the obligations owing under the credit agreement or (b) Spartan Stores stock and (5) any payment of management fees to any holder of Spartan Stores stock or any member of Spartan Stores' management. Spartan Stores is required to make an annual mandatory prepayment of Excess Cash Flow equal to 75% of such Excess Cash Flow for Spartan Stores' immediately preceding fiscal year, unless Spartan Stores' leverage ratio is less than or equal to 2.5 to 1.0, in which event Spartan Stores' mandatory prepayment is equal to 50% of Excess Cash Flow. Generally, Excess Cash Flow is defined in the credit agreement as EBITDA (earnings before interest, taxes, depreciation, and amortization), less (1) income taxes, (2) interest expenses, (3) principal payments of indebtedness, (4) capital expenditures and (5) permitted Restricted Payments, all calculated in accordance with generally accepted accounting principles .

Item 6.                    Selected Financial Data

The following table provides selected historical consolidated financial information of Spartan Stores. The historical information of Spartan Stores was derived from its audited consolidated financial statements for and as of each of the five fiscal years ended March 29, 1997 through March 31, 2001.

(In thousands, except per share data)

	Year Ended
	March 31, 2001 (A)	March 25, 2000	March 27, 1999	March 28, 1998	March 29, 1997

Operations Statement Data:
Net sales	$3,505,923	$3,030,917	$2,655,854	$2,473,306	$2,458,404
Cost of sales	2,960,582	2,643,490	2,397,818	2,234,165	2,238,364
Gross profit	545,341	387,427	258,036	239,141	220,040
Selling, general and administrative	482,879	344,993	224,580	215,468	202,769
Restructuring charge (B)	1,000	(4,521)	5,698	-	-
Interest expense, net	27,044	22,802	7,495	8,928	7,473
Other (gains)	(2,542)	(1,491)	(1,188)	(3,906)	(1,704)
Earnings before income taxes,
discontinued operations and
extraordinary item	36,960	25,644	21,451	18,651	11,502
Income taxes	13,925	9,653	7,909	6,710	4,226
Earnings before discontinued operations and extraordinary item	23,035	15,991	13,542	11,941	7,276
Discontinued operations, net of taxes (C)	407	1,203	2,288	2,293	2,427
Extraordinary item, net of taxes (D)	-	-	(1,031)	-	-
Net earnings	$23,442	$17,194	$14,799	$14,234	$9,703

Weighted average shares outstanding (E)	17,333	13,432	14,508	15,136	15,488
Earnings from continuing operations per share	$1.33	$1.19	$.93	$.79	$.47
Basic earnings per share	1.35	1.28	1.02	.94	.63
Cash dividends per share	$.0125	$.05	$.05	$.05	$.05

Financial Statistics:
Total assets	$810,845	$570,573	$523,378	$406,133	$403,630
Property and equipment, net	289,143	178,591	158,348	161,112	173,008
Working capital	69,064	88,448	100,863	61,682	60,673
Long-term debt	306,632	266,071	271,428	107,666	125,776
Shareholders' equity	$218,413	$126,007	$121,062	$114,192	$107,258

Financial Ratios:
Net earnings as a percent of sales	0.67%	0.57%	0.56%	0.58%	0.39%
Current ratio	1.27	1.53	1.85	1.35	1.37
Long-term debt to equity ratio	1.40	2.11	2.24	0.94	1.17

Other Data:
Net cash provided by operations	$58,281	$52,612	$53,874	$26,867	$16,407
Property and equipment additions	$36,527	$14,843	$16,419	$23,997	$46,238

(A)	-	See Note 2 to Consolidated Financial Statements
(B)	-	See Note 4 to Consolidated Financial Statements
(C)	-	See Note 3 to Consolidated Financial Statements
(D)	-	See Note 6 to Consolidated Financial Statements
(E)	-	See Note 12 to Consolidated Financial Statements

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth items from Spartan Stores' consolidated statements of earnings as percentages of net sales:

	Year Ended
	March 31, 2001	March 25, 2000	March 27, 1999
Net sales	100.0%	100.0%	100.0%
Gross profit	15.6	12.8	9.7
Less:
Selling, general and administrative expenses	13.8	11.4	8.5
Restructuring charge	-	(0.1)	0.2
Interest expense	0.9	0.9	0.3
Interest income	(0.1)	(0.1)	(0.1)
Other (gains)	(0.1)	(0.1)	-
Total	14.5	12.0	8.9
Earnings before income taxes, discontinued
operations and extraordinary item	1.1	0.8	0.8
Income taxes	0.4	0.3	0.3
Net earnings	0.7	0.6	0.6

Net Sales

Fiscal 2001

Net sales for the fiscal year ended March 31, 2001 increased 15.7 percent to $3,505.9 million compared to $3,030.9 million for the fiscal year ended March 25, 2000. Fiscal year 2001 consisted of 53 weeks compared with 52 weeks in the prior year. Additionally, all financial information has been adjusted for the discontinuance of the insurance segment. Refer to the "Discontinued Operations" section below for more details.

Net sales for the fiscal year ended March 31, 2001 in the retail grocery segment increased 114.9 percent or $620.5 million. The increase reflects additional sales from the acquisition of retail stores during the first and third quarters of fiscal 2000, the merger with Seaway Food Town, Inc. ("Food Town") in the second quarter of fiscal 2001, the acquisition of Prevo's Family Markets, Inc. ("Prevo's") in the fourth quarter of fiscal 2001 and a 6.5 percent increase in year-to-date same store sales. Same store sales increases are the result of improved marketing programs, better in-stock positions in acquired stores, expanded hours of operations at some sites and an aggressive advertising campaign in the third quarter of fiscal year 2001. Management continues to evaluate other acquisition opportunities in the retail grocery industry and expects acquisitions to contribute to future sales growth.

Net sales for the fiscal year ended March 31, 2001 in the grocery store distribution segment, after intercompany eliminations, declined 9.2 percent or $143.3 million compared to last year. The decrease primarily resulted from Spartan Stores' acquisition of grocery store distribution segment customers during fiscal years 2000 and 2001 (requiring the elimination of sales to these customers), the loss of D&W Food Center business and declines in sales of grocery and general merchandise products due to continued competitive market conditions. Partially offsetting these declines were the 53rd week of sales in fiscal year 2001 and increases in sales of perishable commodities and other direct sales.

Net sales for the fiscal year ended March 31, 2001 in the convenience store distribution segment increased 0.1 percent or $0.5 million over the fiscal year ended March 25, 2000. The increase is the result of cigarette price inflation and a 53rd week of sales. Excluding the extra week of sales, the convenience store distribution segment's sales declined as a result of increased competition in its markets and the acquisition of distribution segment customers (requiring the elimination of sales to these customers).

Fiscal 2000

Net sales for the fiscal year ended March 25, 2000 increased 14.1 percent or $375.1 million compared to the fiscal year ended March 27, 1999.

Net sales in the retail grocery segment for this period increased $540.1 million. The increase was primarily the result of the acquisition of 47 retail grocery stores since the third quarter of fiscal 1999. While price inflation in Spartan Stores' retail grocery segment was negligible, comparable store sales increased approximately 2.3 percent primarily due to Spartan Stores' promotional programs and emphasis on product line expansion.

Net sales in the grocery store distribution segment for the fiscal year ended March 25, 2000 declined 13.2 percent or $237.7 million. The decrease primarily resulted from Spartan Stores' acquisition of four grocery store distribution segment customers since January 1999, requiring the elimination of intercompany sales to these customers. The segment also experienced declines in sales of grocery products due to continued competitive market conditions. Partially offsetting these declines were increases in sales of perishable commodities as well as increases in direct sales of pharmacy and delicatessen products. Spartan Stores' success in increasing sales of perishable commodities was primarily attributable to aggressive promotions and the move from its cost-plus pricing methodology to a traditional variable markup pricing method for frozen and dairy products, meat, and produce to better respond to changing market conditions.

Net sales in the convenience store distribution segment for the fiscal year ended March 25, 2000 increased 8.7 percent or $73.0 million. The increase was primarily the result of an increase in the average sales price for cigarettes, which totaled approximately $3.10 per carton or roughly 22 percent from fiscal year ended March 27, 1999. However, the increase in sales price was partially offset by reductions in total average carton sales. Sales of products unrelated to cigarettes rose from the prior year which was primarily attributable to Spartan Stores' continued focus on its competitive pricing structure, promotional programs and customer service.

Gross Profit

Fiscal 2001

Gross profit, as a percentage of net sales for the fiscal year ended March 31, 2001, increased to 15.6 percent compared to 12.8 percent last year. The increase reflects the increased percentage of retail sales in the business mix and improvements in the gross margin of existing retail and grocery store distribution segments. This increase was partially offset by a lower convenience store distribution gross profit percentage primarily due to increased cigarette costs passed along to customers and increased competitive pricing.

As stated above, management continues to evaluate other acquisition opportunities in the retail grocery segment and expects these anticipated acquisitions to contribute to future increased gross profit margins.

Fiscal 2000

Gross profit as a percentage of net sales for the fiscal year ended March 25, 2000 was 12.8 percent, compared to 9.7 percent for the fiscal year ended March 27, 1999. The increase is primarily attributable to Spartan Stores' entrance into the retail grocery business, for which gross margins as a percentage of sales are typically higher than in wholesale operations. Gross profit in Spartan Stores' grocery store distribution segment increased due to lower product costs resulting from promotional activities with vendors. These increases were partially offset by gross profits returning to a more historical level in the convenience store distribution segment. During fiscal year 1999, the convenience store distribution segment experienced gross profits substantially above historical levels due to the sale of cigarettes purchased prior to price increases.

Selling, General and Administrative Expenses

Fiscal 2001

Selling, general and administrative expenses for the fiscal year ended March 31, 2001 were 13.8 percent of net sales compared to 11.4 percent last year. The increase was primarily due to the growth of Spartan Stores' retail grocery segment, which generates a higher selling, general and administrative expense percentage than the distribution segments and additional spending for promotional programs in certain markets. The higher costs in the retail grocery segment were partially offset by improvements in the wholesale grocery operations. Management expects selling, general and administrative expenses to continue to increase as a result of the retail stores acquired during fiscal year 2001 which will be included for a full year in fiscal year 2002.

Fiscal 2000

Selling, general and administrative expenses for the fiscal year ended March 25, 2000 were 11.4 percent of net sales, compared to 8.5 percent for the fiscal year ended March 27, 1999. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to Spartan Stores' expansion of its retail grocery operations.

Restructuring Charge

On November 27, 2000, the convenience store distribution segment announced the closure of its Sandusky, Ohio distribution center. A restructuring charge of $1.0 million was recorded for the write-down of certain assets as well as severance pay, benefit continuation and outplacement assistance for affected associates. As of March 31, 2001, a remaining accrual of $0.2 million exists for costs expected to be incurred.

On October 14, 1998, Spartan Stores' board of directors approved an initiative to replace Spartan Stores' Plymouth, Michigan distribution center with a new multi-commodity distribution center. Accordingly, $6.5 million had been accrued for contractual amounts to be paid under a collective bargaining agreement, severance pay, and amounts due in connection with the withdrawal from the union pension plan. During fiscal year 2000, Spartan Stores acquired land for approximately $1.3 million in the Toledo, Ohio area for the construction of the new distribution facility.

Subsequent to the above developments, management and Spartan Stores' collective bargaining work force entered into discussions on how efficiency at the current location could be improved. On November 2, 1999, management of Spartan Stores and the collective bargaining work force reached an agreement to begin to design innovative work teams with the goal to improve warehouse productivity. Due to Spartan Stores' significant commitment to its retail grocery business and the potential for improved productivity at its Plymouth facility, Spartan Stores reconsidered its decision to close this facility and entered into a five-year lease agreement on the Plymouth distribution center. Therefore, Spartan Stores reduced the restructuring accrual by $5.6 million to reflect costs that no longer were expected to be incurred. As of March 31, 2001, no remaining accrual exists for the Plymouth distribution center.

Interest Expense and Income

Fiscal 2001

Interest expense was .9 percent of net sales for the fiscal years ended March 31, 2001 and March 25, 2000. Total average borrowings increased to $317.5 million for fiscal year ended March 31, 2001 from $283.5 million for the prior year as a result of the acquisitions of Food Town's 71 stores and 10 stores from Prevo's. The effective borrowing rate increased to 9.84 percent at March 31, 2001 from 9.63 percent last year. Interest expense as a percentage of sales was constant due to an increase in average borrowings and effective interest rate offset by increased sales volumes resulting from the acquisitions during fiscal year 2001.

Interest on Spartan Stores' bank credit facility is payable quarterly based on the applicable LIBOR rate (currently the 90-day LIBOR) or the applicable Base Rate (higher of the prime rate or the federal funds rate plus 0.5 percent per annum) plus stipulated margins. While Spartan Stores is subject to variable interest rates, an interest rate swap agreement is used to manage interest rate risk on 49 percent of the $304.0 million currently outstanding. Refer to the "Liquidity and Capital Resources" section below for more information regarding this credit facility.

Interest income decreased slightly from fiscal year 2000 due to cash used for the retail acquisitions. Management expects interest income to continue to decline during the next fiscal year due to cash used for acquisitions.

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

Other Gains

The net gain of $2.5 million for fiscal year ended March 31, 2001 was primarily due to a $3.3 million gain on the sale of three properties in the real estate segment as well as a gain of $0.2 million from the sale of stock in a supplier. Partially offsetting these gains was an impairment loss of $1.1 million on technology related equipment in the grocery store distribution segment.

The net gain of $1.5 million for fiscal year ended March 25, 2000, was predominately the result of recognized gains of approximately $2.8 million on the sale of stock as well as approximately $0.7 million on the sale of land. Offsetting these gains was an impairment loss of $1.3 million attributable to the discontinuance of a software implementation project and an impairment loss of approximately $1.1 million on a property vacated by a lessee.

The net gain of $1.2 million for the fiscal year ended March 27, 1999 was due primarily to approximately $1.9 million in gains on the sales of three retail properties, offset by losses of approximately $0.7 million on the write-down of certain assets. These assets included certain technology related equipment in connection with the implementation of a logistics software package and assets associated with the closing of administrative offices in conjunction with Spartan Stores' continuing efforts to centralize existing processes.

Discontinued Operations

In January 2001, Spartan Stores' board of directors approved management's plan to discontinue the operations of the insurance segment. Accordingly, Spartan Stores reported the results of operations of the insurance segment and the estimated net loss on disposal as discontinued operations.

During the fourth quarter of fiscal year 2001, Spartan Stores sold the insurance agency component of its insurance segment and expects to dispose of the remaining insurance segment during fiscal year 2002. Spartan Stores has recognized an estimated net loss of $0.4 million on the discontinuance of the insurance segment.

During fiscal year 2000, Spartan Stores sold all of the issued and outstanding shares of capital stock of Shield Benefit Administrators, Inc., a wholly owned subsidiary in Spartan Stores' insurance segment. The gain of $0.2 million was recognized in the year ended March 25, 2000.

Extraordinary Item

During the fourth quarter of fiscal year 1999, Spartan Stores incurred a pre-payment penalty of approximately $1.6 million in connection with the repayment of senior notes outstanding. This extraordinary item was recorded in the grocery store distribution segment. The payment of the senior notes was required as a result of Spartan Stores' new bank credit facility discussed in the "Liquidity and Capital Resources" section below.

Net Earnings

Net earnings for the fiscal year ended March 31, 2001 increased to $23.4 million compared to $17.2 million for the fiscal year ended March 25, 2000. The increase in net earnings is primarily the result of the acquisition of Food Town, increased profitability in the other retail locations and the sale of three properties in the real estate segment. The increase was partially offset by the recognition of the estimated net loss on the sale of the insurance segment. Management expects operations to continue to improve in the retail grocery segment due to anticipated operational synergies resulting from the acquisitions.

Net earnings for the fiscal year ended March 25, 2000 were $17.2 million, compared to $14.8 million for the fiscal year ended March 27, 1999. The increase in net earnings was primarily due to improved gross profits and the reversal of the restructuring charge in the grocery store distribution segment. This increase was partially offset by declines in the convenience store distribution segment resulting from a return in gross profits to historical amounts and a loss in the retail grocery segment's first year of operations.

Liquidity and Capital Resources

Net cash from operating activities was $58.3 million in fiscal year 2001, $52.6 million in fiscal 2000 and $53.9 million in fiscal 1999. Net cash from operating activities increased in fiscal 2001 due to increased net income and changes in working capital. Net cash from operating activities in fiscal year 2000 decreased primarily as a result of changes in working capital.

Net cash used by investing activities was $115.6 million, $36.4 million and $71.3 million for the years ended March 31, 2001, March 25, 2000 and March 27, 1999, respectively. Cash used by investing activities increased in fiscal year 2001 primarily due to increased capital expenditures and cash used for the acquisitions of Food Town and Prevo's. The decrease in cash used by investing activities in 2000 is the result of cash used to acquire 47 retail grocery stores offset by the decrease in restricted cash.

Net cash provided by financing activities was $48.5 million for fiscal year 2001 due primarily to cash borrowed to finance the acquisitions of Food Town and Prevo's, partially offset by debt repayments. Cash used in financing activities was $8.5 million for fiscal year 2000 due to the repayment of debt and purchase of common stock.

Spartan Stores' principal sources of liquidity are cash generated from operations and borrowings under a senior secured credit facility. The credit facility dated March 18, 1999 consists of (i) a Revolving Credit Facility in the amount of $100 million with a term of six years, (ii) a Term Loan A in the amount of $100 million with a term of six years, (iii) an Acquisition Facility in the amount of $75 million with a term of seven years and (iv) a Term Loan B in the amount of $150 million with a term of eight years. At March 31, 2001, $304 million was outstanding under this credit facility. Management believes that cash generated from operations and available borrowings under the credit facility will be sufficient to support operations in the foreseeable future. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, taxes, depreciation and amortization as defined in the agreement.

Spartan Stores is also permitted to sell variable rate promissory notes under a "shelf" registration statement filed with the Securities and Exchange Commission, effective February 26, 2001, which provides for the issuance of up to $100 million of debt securities. The notes are offered in minimum denominations of $1,000 and may be issued by Spartan Stores at any time, although Spartan Stores' credit facility restricts the total amount outstanding under the offering to approximately $15.3  million. At March 31, 2001, approximately $13.7 million in notes were outstanding.

Spartan Stores' current ratio decreased from 1.53 to 1.00 at March 25, 2000 to 1.27 to 1.00 at March 31, 2001 and working capital decreased from $88.5 million to $69.1 million. The declines are primarily the result of installments under Spartan Stores' credit facility becoming current and cash expended for the Seaway and Prevo's acquisitions.

Spartan Stores' debt to equity ratio decreased from 2.11 to 1.00 at March 25, 2000 to 1.40 to 1.00 at March 31, 2001. The decrease was due primarily to the issuance of 6.2 million shares of common stock in connection with the Food Town merger, the lower leverage position associated with these operations, scheduled principal payments on outstanding debt and net income generated during the period. Management continues to evaluate other acquisition opportunities, which if consummated could increase Spartan Stores' leverage position.

Spartan Stores' total capital structure includes borrowings under the senior secured credit facility, variable rate promissory notes, various other debt instruments, leases, and shareholders' equity. Management continues to evaluate other acquisition opportunities, which could result in additional borrowings and additional leases being entered into if consummated.

Recent Accounting Pronouncements

During the third quarter of fiscal year 2001, Spartan Stores adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB No. 101 did not have a material impact on Spartan Stores' financial position and results of operations.

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 18, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a cash-flow hedge, changes in fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the statement of earnings when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

Spartan Stores expects at April 1, 2001, it will record $2.4 million in OCI as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS 133.

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this Annual Report on Form 10-K include "forward-looking statements" about Spartan Stores' plans, strategies, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans" or "believes" that a particular occurrence "may result" or "will likely result" or that a particular event "may occur" or "will likely occur" in the future, or similarly stated expectations. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K, there are many important factors that could cause actual results to be materially different from Spartan Stores' current expectations.

Anticipated future sales are subject to competitive pressures from many sources. Spartan Stores' grocery store and convenience store retail and distribution businesses compete with many warehouse discount stores, supermarkets, pharmacies and product manufacturers. Additionally, future sales will be dependent on the number of retail stores owned and operated by Spartan Stores and competitive pressures in the retail industry. Sales volumes in Spartan Stores' convenience store distribution segment may continue to be negatively impacted by increased cigarette and gasoline prices. Competitive pressures in this and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

Spartan Stores' selling, general and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: the acquisitions of Food Town and Prevo's; the integration of the business operations of the retail stores and other businesses acquired by Spartan Stores; future business acquisitions, including additional retail stores; unanticipated difficulties in the operation of the retail grocery segment; difficulties in assimilation of acquired personnel, operations, systems or procedures; inability to realize synergies in the amounts or within the time frame expected by management; adverse effects on existing business relationships with independent retail grocery store customers; unexpected difficulties in the retention or hiring of employees for the acquired businesses; unanticipated labor shortages, stoppages or disputes; business divestitures; increased transportation or fuel costs; and current or future lawsuits and administrative proceedings. Spartan Stores' future interest expense and income also may differ from current expectations, depending upon the following, among other factors: the amount of additional borrowings necessary for retail store acquisitions; interest rate changes; cigarette inventory levels; retail property sales; the volume of notes receivable; and the amount of fees received on delinquent accounts.

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

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk

Spartan Stores is exposed to interest rate risk related to its debt outstanding and notes receivable from customers. The interest rate paid on a majority of Spartan Stores' debt outstanding is vulnerable to changes in either the prime rate, the federal funds rate or the eurodollar rate. Interest received on notes receivable from customers is vulnerable to changes in the prime rate. Spartan Stores does not use financial instruments or derivatives for trading or speculative purposes.

Spartan Stores manages interest rate risk on a portion of its debt through the use of an interest rate swap agreement that is effective from June 30, 1999 to June 30, 2003. Under the terms of the agreement, Spartan Stores is protected against increases in interest rates from and after the date of the contract in the initial aggregate notional amount of $162.5 million which amount decreases in proportion to principal payments made on Term Loan A and Term Loan B under Spartan Stores' credit facility. The aggregate notional amount will be $123.7 million at the end of the contract's four-year term.

The following table sets forth the maturities of Spartan Stores' debt outstanding as of March 31, 2001:

Maturities	Debt Outstanding (In thousands)

Fiscal 2002	$38,478
Fiscal 2003	43,607
Fiscal 2004	38,170
Fiscal 2005	37,639
Fiscal 2006	30,337
Thereafter	156,879
Carrying value at March 31, 2001	$345,110

Average variable rate at March 31, 2001	9.84%

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Spartan Stores, Inc.
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries as of March 31, 2001 and March 25, 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of Spartan Stores' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 31, 2001 and March 25, 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
May 2, 2001

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)

Assets	March 31, 2001	March 25, 2000

Current assets
Cash and cash equivalents	$27,561	$36,422
Marketable securities	21,978	20,628
Accounts receivable, net	82,671	83,998
Inventories	179,589	105,587
Prepaid expenses	9,092	4,736
Deferred taxes on income	6,647	5,409

Total current assets	327,538	256,780

Other assets
Goodwill, net	155,737	101,170
Other, net	38,427	34,032
Total other assets	194,164	135,202

Property and equipment
Land and improvements	48,293	32,152
Buildings and improvements	203,964	141,461
Equipment	246,861	179,746
Total property and equipment	499,118	353,359
Less accumulated depreciation and amortization	209,975	174,768
Net property and equipment	289,143	178,591

Total assets	$810,845	$570,573

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)

Liabilities and Shareholders' Equity	March 31, 2001	March 25, 2000

Current liabilities
Accounts payable	$122,937	$82,186
Accrued payroll and benefits	45,461	24,530
Insurance reserves	19,981	14,718
Other accrued expenses	31,617	23,036
Current maturities of long-term debt	38,478	23,862
Total current liabilities	258,474	168,332

Deferred taxes on income	16,594	5,212

Postretirement benefits other than pensions	4,984	4,951

Long-term debt	306,632	266,071

Other long-term liabilities	5,748	-

Shareholders' equity
Common stock, voting, no par; 50,000 shares
authorized; 19,262 and 0 shares outstanding	109,868	-
Class A common stock, voting, par value $2 per share;
20,000 shares authorized; 0 and 9,919 shares outstanding	-	19,838
Preferred stock, no par value, 10,000 shares
authorized; no shares outstanding	-	-
Additional paid-in capital	-	14,240
Retained earnings	108,545	91,929
Total shareholders' equity	218,413	126,007

Total liabilities and shareholders' equity	$810,845	$570,573

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)

	Year Ended
	March 31, 2001	March 25, 2000	March 27, 1999

Net sales	$3,505,923	$3,030,917	$2,655,854
Cost of goods sold	2,960,582	2,643,490	2,397,818
Gross margin	545,341	387,427	258,036

Other costs and expenses
Selling, general and administrative	482,879	344,993	224,580
Restructuring charge	1,000	(4,521)	5,698
Interest expense	31,243	27,294	9,208
Interest income	(4,199)	(4,492)	(1,713)
Other gains	(2,542)	(1,491)	(1,188)
Total other costs and expenses	508,381	361,783	236,585
Earnings before income taxes,
discontinued operations and
extraordinary item	36,960	25,644	21,451
Income taxes	13,925	9,653	7,909
Earnings before discontinued operations
and extraordinary item	23,035	15,991	13,542
Discontinued operations
Earnings from discontinued insurance
segment (less applicable taxes of
$434, $653 and $1,239)	806	1,203	2,288
Loss on disposal of insurance segment
(less applicable taxes of $207)	(399)	-	-
Earnings from discontinued operations	407	1,203	2,288
Earnings before extraordinary item	23,442	17,194	15,830
Extraordinary item (net of income taxes
of $554)	-	-	(1,031)
Net earnings	$23,442	$17,194	$14,799

Basic and diluted earnings per share:
Earnings from continuing operations	$1.33	$1.19	$0.93
Net earnings	$1.35	$1.28	$1.02

Weighted average shares:
Basic	17,333	13,432	14,508
Diluted	17,345	13,439	14,512

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)

		Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings

Balance	March 29, 1998	$-	$22,888	$16,432	$74,872
Class A common
stock transactions	847 shares purchased	-	(1,693)	(5,108)	(3,557)
	247 shares issued	-	494	2,491
Net earnings			-	-	14,799
Cash dividends	$.05 per share	-	-	-	(556)

Balance	March 27, 1999	$-	21,689	13,815	85,558
Class A common
stock transactions	1,225 shares purchased	-	(2,451)	(2,908)	(10,320)
	300 shares issued	-	600	3,333
Net earnings			-	-	17,194
Cash dividends	$.05 per share	-	-	-	(503)

Balance	March 25, 2000	$-	19,838	14,240	91,929
Class A common
stock transactions	1 share purchased	-	(2)	(11)	-
	53 shares issued	-	105	596	-
Cash dividends	$.0125 per share	-	-	-	(125)
Stock dividend	.336 per share	-	6,701	-	(6,701)
Conversion to no par common stock		41,467	(26,642)	(14,825)	-
Net earnings		-	-	-	23,442
Common stock transactions	330 shares purchased	(2,556)	-	-	-
	6,270 shares issued	70,957	-	-	-
Balance	March 31, 2001	$109,868	$-	$-	$108,545

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries
(In thousands)

	Year Ended
	March 31, 2001	March 25, 2000	March 27, 1999
Cash flows from operating activities
Net earnings	$23,442	$17,194	$14,799
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	39,445	32,063	21,413
Restructuring charge	1,000	(4,521)	5,698
Postretirement benefits other than pensions	130	(19)	186
Deferred taxes on income	2,730	2,703	627
Other gains	(1,929)	(1,468)	(1,188)
Change in assets and liabilities, net of acquisitions:
Marketable securities	(1,350)	430	(2,725)
Accounts receivable	13,382	(3,823)	(1,318)
Inventories	8,800	5,092	14,695
Prepaid expenses	(3,452)	1,642	1,866
Accounts payable	(15,834)	(2,846)	4,554
Accrued payroll and benefits	5,789	282	5,020
Insurance reserves	(254)	(206)	(1,635)
Other accrued expenses	(13,618)	6,089	(8,118)
Net cash provided by operating activities	58,281	52,612	53,874

Cash flows from investing activities
Purchases of property and equipment	(36,527)	(14,843)	(16,419)
Proceeds from the sale of property
and equipment	11,981	5,114	6,623
Decrease in restricted cash	-	78,144	-
Acquisitions, net of cash acquired, and deposits	(85,131)	(101,188)	(61,100)
Other	(5,948)	(3,666)	(416)
Net cash used in investing activities	(115,625)	(36,439)	(71,312)

Cash flows from financing activities
Changes in notes payable	-	-	(13,650)
Proceeds from long-term borrowings	76,570	6,281	97,887
Repayment of long-term debt	(26,094)	(9,404)	(39,843)
Debt issuance costs	-	-	(9,029)
Proceeds from sale of common stock	701	3,933	2,985
Class A common stock purchased	(13)	(8,814)	(10,359)
Common stock purchased	(2,556)	-	-
Dividends paid	(125)	(503)	(556)
Net cash provided by (used in) financing activities	48,483	(8,507)	27,435

Net (decrease) increase in cash and cash equivalents	(8,861)	7,666	9,997
Cash and cash equivalents at beginning of year	36,422	28,756	18,759

Cash and cash equivalents at end of year	$27,561	$36,422	$28,756

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies

Company ownership: Prior to August 2, 2000, Spartan Stores Class A common stock was substantially owned by its grocery distribution customers. Effective August 2, 2000, Spartan Stores obtained a listing on the Nasdaq National Market under the trading symbol of "SPTN" for its common stock. A description of Spartan Stores' business is included in the Operating Segment Information note to these consolidated financial statements.

Principles of consolidation: The consolidated financial statements include the accounts of Spartan Stores and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.

Fiscal year: The fiscal year of Spartan Stores ends on the last Saturday of March. The fiscal year ended March 31, 2001 was a 53-week year. Fiscal years ended March 25, 2000 and March 27, 1999 were 52-week years.

Fair value disclosures of financial instruments: Financial instruments include cash and cash equivalents, marketable securities, accounts and notes receivable, accounts and notes payable, long-term debt and an interest rate swap agreement. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts and notes payable approximate fair value at March 31, 2001 and March 25, 2000 because of the short-term nature of these financial instruments. The fair value of marketable securities and the interest rate swap agreement are disclosed in notes five and six, respectively.

At March 31, 2001 the estimated carrying value of Spartan Stores' long-term debt (including current maturities) exceeded the fair value by approximately $2.3 million compared to $1.9 million at March 25, 2000. The estimated fair value was based on anticipated rates available to Spartan Stores for debt with similar terms and maturities.

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts receivable: Accounts receivable are shown net of allowances for credit losses of $2.8 million in 2001 and $2.4 million in 2000.

Inventory valuation: Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. If replacement cost had been used, inventories would have been $56.0 million and $52.3 million higher at March 31, 2001 and March 25, 2000, respectively. During 2001, 2000, and 1999, certain inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory carried at lower costs prevailing in prior years as compared with the costs of purchases in these years, the effect of which decreased the LIFO provision in 2001, 2000, and 1999 by $1.8 million, $3.7 million, and $1.4 million, respectively.

Recognition of loan impairment: Spartan Stores records allowances for loan impairment when it is determined that Spartan Stores will be unable to collect all amounts due according to the terms of the underlying agreement. Interest income on impaired loans is recognized only when interest payments are received. As of March 31, 2001, March 25, 2000 and March 27, 1999, no loan impairments have been recognized.

Long-lived assets: The carrying values of long-lived assets are analyzed using undiscounted future cash flows of the assets. Any adjustment to carrying value is recognized on a current basis. The estimated fair values of long-lived assets are based on market quotes where available or discounted cash flow forecasts. During the third quarter of fiscal year ended March 31, 2001, the grocery store distribution segment recognized an impairment loss of $1.1 million on certain technology-related equipment. During the third quarter of the fiscal year ended March 25, 2000, Spartan Stores recognized an impairment loss of $1.1 million on property vacated by a lessee that is currently being marketed by the real estate segment. During the fourth quarter of the fiscal year ended March 25, 2000, Spartan Stores recognized a $1.3 million impairment loss in connection with the discontinuance of a logistics software implementation in the convenience store distribution segment. These impairment losses are recorded in other gains in the Consolidated Statements of Earnings. Additionally, Spartan Stores recognized an impairment loss on the write-down of long-lived assets and the present value of future lease payments at stores to be closed of $1.6 million in fiscal year ended March 25, 2000 which was included in selling, general and administrative expenses in the Consolidated Statements of Earnings.

Goodwill: Goodwill is comprised of amounts paid in excess of the fair value of acquired net assets and is amortized on a straight-line basis over the estimated period benefited of 40 years. Goodwill is shown net of accumulated amortization of approximately $5.4 million and $2.6 million at March 31, 2001 and March 25, 2000, respectively.

Other assets: Included in other assets are non-compete agreements, favorable leases and debt issuance costs which are being amortized over the terms of the related agreements.

During the fiscal year ended March 25, 2000, a gain of approximately $2.6 million was recognized from the sale of common stock held in a supplier and is included in other gains in the accompanying Consolidated Statements of Earnings.

Property and equipment: Property and equipment are recorded at cost and depreciated over the shorter of the estimated useful lives or lease periods of the assets. Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation is computed using the straight-line and declining balance methods as follows:

Land improvements	15 to 40 years
Buildings and improvements	15 to 40 years
Machinery and equipment	5 to 20 years
Furniture and fixtures	3 to 10 years
Leasehold improvements	3 to 15 years

Software development costs are capitalized and amortized over a five-year period commencing as each system is implemented.

Insurance reserves: Insurance reserves represent a provision for reported losses and incurred but not reported losses. Losses are recorded when reported and consist of individual case estimates. Incurred but not reported losses are actuarially estimated based on available historical information.

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

New accounting standards: Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 18, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a cash-flow hedge, changes in fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the statement of earnings when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

Spartan Stores expects at April 1, 2001, it will record $2.4 million in OCI as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS 133.

Reclassifications: Certain reclassifications have been made to the 2000 and 1999 presentations in order to conform to the 2001 presentation.

Note 2

Acquisitions

On March 4, 2001, Spartan Stores consummated a merger with Prevo's Family Markets, Inc. ("Prevo's"). Prevo's is a ten store chain located in western and northern Michigan. On August 1, 2000, Spartan Stores consummated a merger with Seaway Food Town, Inc. ("Food Town"). Food Town is a leading regional supermarket chain that operates 47 supermarkets and 26 deep discount drugstores predominantly in northwest and central Ohio and southeast Michigan. At the date of the merger, 6.7 million shares of outstanding Food Town common stock were converted into the right to receive one share of Spartan Stores common stock and $5.00 in cash for each Food Town share. In addition, Spartan Stores received $12.1 million in cash and assumed certain liabilities of $97.3 million, which includes $32.5 million of long-term debt in conjunction with the Food Town merger. The holders of 448,835 shares of Food Town common stock provided notice of dissent from the merger. If dissenting shareholders exercise their dissenters' rights in accordance with the requirements of Ohio law, Spartan Stores will pay the fair cash value of their dissenting shares as determined by agreement or, in the absence of agreement, by a court of law.

The acquisitions of Food Town and Prevo's were accounted for as purchases and, accordingly, the acquired assets and assumed liabilities are included in the accompanying Consolidated Balance Sheet at values representing an allocation of the purchase price. The excess of the purchase price over the fair value of Food Town and Prevo's tangible assets and liabilities amounted to approximately $57.4 million and was assigned to goodwill. Of the total purchase price of Prevo's, $1.0 million is being held as contingent consideration until the related contingencies are discharged.

During the fiscal year ended March 25, 2000, Spartan Stores acquired 39 retail grocery stores, pharmacies and related businesses. All of the issued and outstanding shares of Family Fare, Inc., Family Fare Management Services, Inc. and Family Fare Trucking, Inc. (collectively "Family Fare") were acquired on March 29, 1999. On May 19, 1999, Spartan Stores acquired certain assets and assumed certain liabilities of Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. (collectively "Glen's"). All of the issued and outstanding shares of Great Day, Inc. and Great Day Pharmacy, Inc. (collectively "Great Day") were acquired on December 4, 1999. The acquisitions have been accounted for as purchases and accordingly, the acquired assets and assumed liabilities are included in the accompanying Consolidated Balance Sheet as of March 25, 2000 at values representing an allocation of the purchase price. The combined purchase price for the three acquisitions amounted to $138.3 million. The excess of the purchase price over the fair value of the tangible assets and liabilities amounted to approximately $95.2 million and was assigned to goodwill.

On January 4, 1999, Spartan Stores acquired certain assets and assumed certain liabilities of Ashcraft's Market, Inc. ("Ashcraft's"), an operator of eight retail grocery stores located primarily in mid-Michigan. The acquisition of Ashcraft's was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities are included in the accompanying Consolidated Balance Sheet at values representing an allocation of the purchase price.

The Consolidated Statements of Earnings for the fiscal years ended March 31, 2001, March 25, 2000 and March 27, 1999 include the operations of each of the acquisitions from the date of purchase. The following unaudited pro forma information presents summary consolidated statement of earnings data of Spartan Stores as if the acquisitions had occurred as of March 28, 1999. These pro forma results are based on assumptions considered appropriate by management and include adjustments as considered necessary in the circumstances. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the acquisitions taken place on March 28, 1999, or which may be reported in the future.

Pro Forma	March 31,	March 25,
(In thousands, except per share data)	2001	2000
Net sales	$3,819,664	$3,808,046
Earnings from continuing operations	28,550	23,653
Net earnings	28,956	24,856
Basic and diluted earnings per share:
Earnings from continuing operations	1.46	1.20
Net earnings	$1.48	$1.26

Note 3

Divestiture

In January 2001, Spartan Stores' board of directors approved management's plan to discontinue the operations of the insurance segment. Accordingly, Spartan Stores reported the results of operations of the insurance segment and the estimated net loss on disposal as discontinued operations. Thus, amounts in the consolidated financial statements and related notes for all periods shown have been restated to reflect discontinued operations.

During the fourth quarter of fiscal year 2001, Spartan Stores sold the insurance agency component of its insurance segment and expects to liquidate the remaining insurance segment during fiscal year 2002. Spartan Stores has recognized an estimated net loss of $0.4 million on the sale of the insurance segment. Net earnings from the insurance segment from the measurement date to the balance sheet date totaled $0.5 million. As of March 31, 2001, the remaining assets of the insurance segment totaling $31.1 million consisted primarily of marketable securities (see Note 5); the remaining liabilities of $16.2 million consisted primarily of insurance reserves.

On March 3, 2000, Spartan Stores sold all of the issued and outstanding shares of capital stock of Shield Benefit Administrators, Inc. ("Shield Benefit"), a wholly owned subsidiary in Spartan Stores' insurance segment. The gain of $0.2 million was recognized in the Consolidated Statements of Earnings during fiscal year ended March 25, 2000.

Following is a summary of financial information for Spartan Stores' discontinued insurance segment:

(In thousands, except per share data)	March 31, 2001	March 25, 2000	March 27, 1999
Net sales	$13,610	$17,531	$15,845
Earnings per share from discontinued Operations	$0.02	$0.09	$0.16

Note 4

Restructuring Charge

During the third quarter of fiscal year 2001, the convenience store distribution segment announced the closure of its Sandusky, Ohio distribution center. A restructuring charge of $1 million was established for the write-down of certain assets as well as severance pay, benefit continuation and outplacement assistance for the 45 affected associates. Payments of $0.8 million were made for these expenses. As of March 31, 2001, a remaining accrual of $0.2 million exists for additional costs expected to be incurred.

On October 14, 1998, Spartan Stores' board of directors approved an initiative to replace Spartan Stores' Plymouth, Michigan distribution center with a new multi-commodity distribution center. Accordingly, $6.5 million was accrued for contractual amounts to be paid under a collective bargaining agreement, severance pay, and amounts due in connection with the withdrawal from the union pension plan. During the second quarter of fiscal year 2000, Spartan Stores acquired land for approximately $1.3 million in the Toledo, Ohio area for the construction of the new distribution facility.

Subsequent to the above developments, Spartan Stores and its collective bargaining work force entered into discussions on how efficiency at the current location could be improved. On November 2, 1999, Spartan Stores and its collective bargaining work force reached an agreement to begin to design innovative work teams with the goal to improve warehouse productivity. Additionally, during fiscal years 1999 and 2000 Spartan Stores acquired 47 retail grocery stores and made it Spartan Stores' intention to continue on the retail acquisition course as additional opportunities presented themselves. Due to Spartan Stores' significant commitment to the retail grocery segment and the potential for improved productivity at its Plymouth facility, Spartan Stores reconsidered its decision to close this facility and entered into a five-year lease agreement on the Plymouth distribution center. Therefore, Spartan Stores reduced the restructuring accrual by $5.6 million to reflect costs that no longer were expected to be incurred. Payments of $0.4 million were made during fiscal year ended March 25, 2000 for related costs. As of March 25, 2000, a remaining accrual of $0.5 million existed for severance payments which were subsequently paid. As of March 31, 2001, no remaining accrual exists for the Plymouth distribution center.

Note 5

Marketable Securities

The amortized cost of marketable securities available for sale as of March 31, 2001 and March 25, 2000 is shown below. Gross unrealized gains and losses as of March 31, 2001 and March 25, 2000 were not material. Amortized cost approximated fair value for each of the dates presented in the table below.

(In thousands)	March 31, 2001	March 25, 2000

Securities available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$9,486	$9,425
Debt securities issued by foreign
Governments, corporations and agencies	12,492	11,203
	$21,978	$20,628

The amortized cost of marketable securities as of March 31, 2001, by contractual maturity, is shown below:

(In thousands)

Due in one year or less	$1,999
Due after one year through five years	9,217
Due after five years through ten years	6,792
Due after ten years through fifteen years	3,970
$21,978

Note 6

Notes Payable and Long-Term Debt

Spartan Stores has a $425.0 million senior secured credit facility dated March 18, 1999 consisting of (i) a Revolving Credit Facility in the amount of $100.0 million with a term of six years, (ii) a Term Loan A in the amount of $100.0 million with a term of six years, (iii) an Acquisition Facility in the amount of $75.0 million with a term of seven years and (iv) a Term Loan B in the amount of $150.0 million with a term of eight years. The credit facilities provide for the issuance of letters of credit of which $14.8 million and $11.0 million were outstanding and unused as of March 31, 2001 and March 25, 2000, respectively. Interest rates payable on amounts borrowed under the credit facilities are based on the prime rate, the federal funds rate or the eurodollar rate, plus a stipulated margin. The Term Loan A facility bears interest at the 90-day eurodollar rate plus 2.0 percent (6.9 percent at March 31, 2001), the Term Loan B facility bears interest at the 90-day eurodollar rate plus 3.25 percent (8.2 percent at March 31, 2001) and the Acquisition Facility bears interest at the 90-day eurodollar rate plus 2.5 percent (7.5 percent at March 31, 2001). The credit facility contains covenants that include the maintenance of certain financial ratios, restrictions on additional indebtedness and payments of cash dividends and restricted payments. The senior secured credit facility is secured by substantially all of Spartan Stores' assets.

Spartan Stores manages interest rate risk on a portion of its debt through the use of an interest rate swap agreement that is effective to June 30, 2003. Under the terms of the agreement, Spartan Stores is protected against increases in interest rates from and after the date of the agreement in the initial aggregate notional amount of $162.5 million, which decreases in proportion to principal payments made on Term Loan A and Term Loan B. The aggregate notional amount will be $123.7 million at the end of the agreement's four-year term. The interest rate swap agreement converted a portion of the credit facility from a floating rate obligation to a fixed rate obligation. As of March 31, 2001, the net unrealized loss on the $149.3 million interest rate swap agreement was $2.4 million compared to net unrealized gains of $6.1 million at March 25, 2000. At March 31, 2001, the fair value of the interest rate swap agreement had not been recognized in the Consolidated Financial Statements since the agreement was accounted for as a hedge. The fair value of the interest rate swap agreement is the amount at which it could be settled based on estimates obtained from lending institutions.

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

The weighted average interest rates for fiscal years 2001 and 2000 were 9.84 percent and 9.63 percent, respectively.

On March 18, 1999, Spartan Stores prepaid amounts borrowed under senior unsecured notes in the amount of $21.5 million. Spartan Stores incurred a pre-payment penalty of approximately $1.6 million that is presented as an extraordinary item, net of income taxes, in the accompanying Consolidated Statements of Earnings. Loss per share for the extraordinary item were $0.07 for the year ended March 27, 1999.

Spartan Stores' long-term debt consists of the following:

(In thousands)	March 31, 2001	March 25, 2000

Senior credit facility, Term Loan A, due
March, 2005, quarterly principal payments
of $5,000	$80,000	$100,000

Senior credit facility, Term Loan B, due
March, 2007, semi-annual principal payments
of $250	149,000	149,750

Senior credit facility, Acquisition facility,
due March, 2006, quarterly principal
payments of variable amounts	75,000	-

Variable Rate Promissory Notes, unsecured,
due March 31, 2003, interest payable
quarterly at 1% below the prime rate	13,705	13,877

Other	27,405	26,306
	345,110	289,933
Less current portion	38,478	23,862
Total long-term debt	$306,632	$266,071

At March 31, 2001, long-term debt was due as follows:

(In thousands)

Year ending March

2002	$38,478
2003	43,607
2004	38,170
2005	37,639
2006	30,337
Later	156,879
$345,110

Spartan Stores is currently offering non-subordinated variable rate promissory notes to the public. The notes are offered in minimum denominations of $1,000 and may be issued by Spartan Stores at any time, although Spartan Stores' bank credit agreement restricts the total amount outstanding under the offering to approximately $15.3 million. The registered notes are issued under a "shelf" registration statement filed with the Securities and Exchange Commission, effective February 26, 2001, which provides for the issuance of up to $100 million of debt securities.

Note 7

Commitments and Contingencies

Spartan Stores has guaranteed payment of certain customers' indebtedness to financial institutions aggregating approximately $6.6 million at March 31, 2001. Spartan Stores also has guaranteed a lease by a customer which expires in 2017 with annual rental payments of $0.2 million. Spartan Stores charges an annual fee for each loan guarantee and lease guarantee and requires each customer receiving a guarantee to commit to minimum purchase requirements.

On June 20, 2000, an amended complaint was refiled in a Tennessee state court by individual plaintiffs on behalf of the state of Tennessee and its taxpayers against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including J.F. Walker Company, Inc., a subsidiary of Spartan Stores. This case was initially filed in May 1997 and was removed to the United States District Court for the Eastern District of Tennessee. On June 16, 1998, J.F. Walker was voluntarily dismissed as a defendant. The federal district court then dismissed the case for lack of standing. The United States Court of Appeals for the Sixth Circuit affirmed the district court decision with instructions to remand the case back to state court. The plaintiffs then filed an amended complaint including J.F. Walker as a defendant. In this case, the plaintiffs are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. Spartan Stores believes that J.F. Walker has valid defenses to this legal action, which is being vigorously defended. One of the cigarette manufacturers named as a defendant in this action has agreed to indemnify J.F. Walker from damages arising out of this action. Management believes that the ultimate outcome of this action should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Spartan Stores.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

Note 8

Leases

Rental expense under operating leases was $27.6 million, $20.0 million, and $9.8 million in 2001, 2000, and 1999, respectively. Future minimum obligations under operating leases in effect at March 31, 2001 are as follows:

(In thousands)

Year Ending March,	Used in Operations	Subleased to Others	Total

2002	$23,056	$1,399	$24,455
2003	21,560	1,212	22,772
2004	19,658	1,185	20,843
2005	17,392	1,189	18,581
2006	15,615	1,025	16,640
Later	70,787	6,721	77,508

Total	$168,068	$12,731	$180,799

One of Spartan Stores' subsidiaries leases retail store facilities to non-related entities. Of the stores leased, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. Substantially all of the leases provide for minimum and contingent rentals based upon stipulated sales volumes.

Owned assets, included in property and equipment, which are leased to others are as follows:

(In thousands)	March 31, 2001	March 25, 2000

Land and improvements	$13,889	$13,952
Buildings	33,168	39,509
	47,057	53,461

Less accumulated depreciation	12,623	13,499

Net property	$34,434	$39,962

Future minimum rentals to be received under operating leases in effect at March 31, 2001 are as follows:

(In thousands)

Year Ending March,	Owned Property	Leased Property	Total

2002	$5,489	$1,483	$6,972
2003	5,153	1,300	6,453
2004	4,696	1,260	5,956
2005	4,254	1,260	5,514
2006	3,725	1,086	4,811
Later	22,450	6,596	29,046
Total	$45,767	$12,985	$58,752

Note 9

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

Spartan Stores' Company Plan benefit formula is designed to utilize a cash balance approach. Under the cash balance formula, credits are added annually to a participant's "account" based on a percentage of the participant's compensation and years of vested service at the beginning of each calendar year. Interest credits are also added annually to a participant's "account" based upon the participant's account balance as of the last day of the immediately preceding calendar year. Transition credits are also added to a participant's account until the year 2007 if certain age requirements are met. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA) of 1976. Company Plan assets consist principally of common stocks and U.S. Government and corporate obligations. At March 31, 2001 and March 25, 2000, Company Plan assets included shares of Spartan Stores common stock valued at $1.8 million and $1.9 million, respectively.

Matching contributions made by Spartan Stores to salary reduction defined contribution plans and contributions to profit sharing plans aggregated $3.7 million, $3.0 million, and $2.0 million in 2001, 2000, and 1999, respectively.

In addition to the plans described above, Spartan Stores participates in several multi-employer and other defined contribution plans for substantially all associates covered by collective bargaining agreements. The expense for these plans aggregated approximately $6.5 million in 2001, $5.9 million in 2000, and $5.3 million in 1999.

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

The following tables set forth the change in benefit obligation, change in plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for Spartan Stores' pension and post-retirement benefit plans. For the year ended March 31, 2001, Spartan Stores changed the measurement date to December 31, 2000. The effect of changing the measurement date did not have a material impact on the consolidated financial statements.

(In thousands)	Pension Benefits		Post-Retirement Benefits

	March 31, 2001	March 25, 2000	March 31, 2001	March 25, 2000
Beginning of year	03/26/00	03/28/99	03/26/00	03/28/99
Measurement date	12/31/00	03/25/00	12/31/00	03/25/00
End of year	03/31/01	03/25/00	03/31/01	03/25/00

Change in benefit obligation
Benefit obligation at beginning of year	$49,134	$49,809	$4,460	$4,938
Service cost	3,736	3,834	178	210
Interest cost	3,772	3,331	350	338
Actuarial loss (gain)	1,964	(4,158)	207	(485)
Benefits paid	(4,692)	(3,682)	(341)	(541)

Benefit obligation at measurement date	$53,914	$49,134	$4,854	$4,460

Change in plan assets
Plan assets at fair value at beginning of year	$58,772	$52,253	$-	$-
Actual return on plan assets	(2,387)	8,232	-	-
Company contributions	41	1,969	341	541
Benefits paid	(4,692)	(3,682)	(341)	(541)

Plan assets at fair value at measurement date	$51,734	$58,772	$-	$-

Funded status	$(2,180)	$9,638	$(4,854)	$(4,460)
Unrecognized net (gain)/loss	(388)	(9,665)	942	760
Unrecognized prior service cost	(5,408)	(5,771)	(1,186)	(1,251)
Unrecognized net transition obligation	26	32	-	-

Accrued benefit cost at measurement date	(7,950)	(5,766)	(5,098)	(4,951)
Contributions during fourth quarter	82	-	114	-
Accrued benefit cost at end of year	$(7,868)	$(5,766)	$(4,984)	$(4,951)

Weighted average assumptions at measurement date
Discount rate	7.50%	7.75%	7.50%	7.75%
Expected return on plan assets	9.00%	9.00%	N/A	N/A
Rate of compensation increase	4.75%	4.75%	N/A	N/A

(In thousands)
	Pension Benefits
	March 31,	March 25,	March 27,
Components of net periodic benefit cost	2001	2000	1999

Service cost	$3,736	$3,834	$3,605
Interest cost	3,772	3,331	3,174
Annual return on plan assets	(4,916)	(4,346)	(4,067)
Net amortization and deferral	(367)	(319)	(333)

Net periodic benefit cost	$2,225	$2,500	$2,379

(In thousands)
	Post-Retirement Benefits
	March 31,	March 25,	March 27,
Components of net periodic benefit cost	2001	2000	1999

Service cost	$178	$210	$207
Interest cost	350	338	322
Net amortization and deferral	(40)	(26)	(23)

Net periodic benefit cost	$488	$522	$506

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement plan. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was five percent for the fiscal years ended March 31, 2001, March 25, 2000 and March 27, 1999. A one percent increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation by 1.10 percent and the periodic post-retirement benefit cost by .75 percent. A one percent decrease in the assumed health care cost trend rate would decrease the accumulated post-retirement benefit obligation by 1.00 percent and periodic post-retirement benefit cost by .68 percent.

Note 10

Taxes on Income

The income tax provision is summarized as follows:

(In thousands)	March 31, 2001	March 25, 2000	March 27, 1999

Currently payable	$10,634	$6,952	$7,185
Net deferred	3,291	2,701	724

	$13,925	$9,653	$7,909

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2001	2000	1999

Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	1.2	0.7	0.9
Other	1.4	1.8	0.8

Effective income tax rate	37.6%	37.5%	36.7%

Deferred tax assets and liabilities resulting from temporary differences as of March 31, 2001 and March 25, 2000 are as follows:

(In thousands)
	2001	2000
Deferred tax assets:
Employee benefits	$12,390	$7,553
Accounts receivable	1,111	777
Insurance reserves	536	284
Research and development credit	1,309	1,309
Restructuring charge	-	170
Impairment losses	1,950	933
All other	1,211	24
Total deferred tax assets	18,507	11,050
Deferred tax liabilities:
Depreciation	18,685	8,907
Inventory	6,980	995
All other	2,788	951
Total deferred tax liabilities	28,453	10,853

Net deferred tax asset/(liability)	$(9,946)	$197

Note 11

Supplemental Cash Flow Information

Payments for interest and income taxes were as follows:

(In thousands)	2001	2000	1999

Interest	$34,211	$17,850	$10,896
Income taxes	$14,614	$6,565	$15,638

During fiscal year 2001, in conjunction with the acquisitions of Food Town and Prevo's, Spartan Stores assumed certain liabilities approximating $110.1 million. In addition, Spartan issued 6.2 million shares of Spartan Stores' common stock in exchange for the Food Town common stock totaling $70.9 million.

During fiscal year 2000, in conjunction with the acquisitions of Family Fare, Glen's, and Great Day, Spartan Stores assumed certain liabilities approximating $43.1 million. In addition, approximately $28.7 million (net of cash acquired) was on deposit at March 27, 1999 for the purchase of Family Fare. Also, Spartan Stores had approximately $6.9 million on deposit at March 27, 1999 for the redemption of common stock that occurred during the quarter ended June 20, 1999.

During fiscal year 1999, Spartan Stores refinanced $99.4 million of bank borrowings in connection with the $425 million senior secured credit facility. In conjunction with the acquisition of Ashcraft's Markets, Inc., Spartan Stores assumed certain liabilities of $2.6 million. Spartan Stores received restricted cash of $78.1 million from proceeds from long-term borrowing.

Note 12

Shareholders' Equity

On July 18, 2000, the shareholders approved a proposal to amend Spartan Stores' articles of incorporation and bylaws in connection with the merger with Food Town. Accordingly, each outstanding share of Spartan Stores Class A common stock, $2.00 par value, was converted into one share of Spartan Stores common stock, no par value.

On August 1, 2000, 6.7 million shares of outstanding Food Town common stock were converted into the right to receive one share of Spartan Stores common stock and $5.00 in cash for each Food Town share. The holders of 448,835 shares of Food Town common stock provided notice of dissent from the merger. In addition, Spartan Stores declared a stock split pursuant to a stock dividend of 0.336 shares of Spartan Stores' common stock for each share outstanding immediately prior to the merger. Accordingly, per share amounts have been restated throughout the consolidated financial statements. On August 2, 2000, Spartan Stores obtained a listing on the Nasdaq National Market under the trading symbol of "SPTN" for its common stock.

On September 12, 2000, Spartan Stores announced that the board of directors had authorized the purchase of up to $5 million of the corporation's common stock over a twelve-month period. As of March 31, 2001, Spartan Stores had purchased 329,808 shares at a total cost of $2.6 million.

Spartan Stores has a shareholder-approved stock option plan covering 668,000 shares of Spartan Stores common stock. The plan provides for the granting of incentive stock options as well as non-qualified stock options to corporate officers. Spartan Stores accounts for stock option grants in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting For Stock-Based Compensation," and as allowed by this statement recognizes expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the fair market value at the date of grant. Options must be exercised within ten years of the date of grant. The authorization to grant options under the plan terminates on October 31, 2001.

The vesting of Spartan Stores' stock option grants range from immediately to three years from the date of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, Spartan Stores' net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

(In thousands, except per share data)
	2001	2000	1999

Net earnings - as reported	$23,442	$17,194	$14,799
Net earnings - pro forma	$23,186	$17,164	$14,772
Basic and diluted earnings per share - as reported	$1.35	$1.28	$1.02
Basic and diluted earnings per share - pro forma	$1.34	$1.28	$1.02

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999
Dividend yield	0.00%	0.10%	0.10%
Expected volatility	37.00%	8.10%	8.79%
Risk-free interest rate	4.95 - 6.47%	6.00%	5.87%
Expected life of option	6 yrs.	10 yrs.	10 yrs.

	Shares Under Options	Weighted Average Exercise Price	Fair Value of Options Granted

Options outstanding at March 29, 1998	36,072	$7.55
Granted	10,688	9.21	$5.25
Exercised	(4,008)	7.93

Options outstanding at March 27, 1999	42,752	$7.93
Granted	12,024	9.96	$5.78
Options cancelled	(2,672)	9.58

Options outstanding at March 25, 2000	52,104	$8.31
Granted	339,696	5.84 - 9.96	$2.63 - 4.74
Options cancelled	(22,712)	9.02

Options outstanding and exercisable at March 31, 2001	369,088	$7.58

The following table sets forth options outstanding at March 31, 2001 by exercise price and remaining contractual life.

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life Yrs.

$6.29 - 7.86	13,360	1.1 - 5.1
8.46 - 9.96	20,040	6.2 - 8.1
5.84 - 9.96	335,688	9.1 - 9.9
$5.84 - 9.96	369,088	9.19

Spartan Stores has a shareholder-approved stock bonus plan covering 668,000 shares of Spartan Stores common stock. Under the provisions of this plan, officers and certain key employees of Spartan Stores may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of stock worth thirty percent of the portion of the bonus they elect to receive in stock. At March 31, 2001, 372,373 shares remained unissued under the plan.

Spartan Stores has an associate stock purchase plan approved by the shareholders covering 668,000 shares of Spartan Stores common stock. The plan provides that associates of Spartan Stores and its subsidiaries may purchase shares at the fair market value. At March 31, 2001, 616,775 shares remained unissued under the plan. Spartan Stores has a long-term incentive plan covering 668,000 shares of Spartan Stores common stock. Under the provisions of this plan, stock is awarded based on the achievement of board established performance levels. No amounts have been issued under this plan to date.

Spartan Stores' Restated Articles of Incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10.0 million shares of preferred stock in one or more series, each with such designations as adopted by the board of directors. At March 31, 2001, there were no preferred shares outstanding.

On October 11, 2000, the Board of Directors adopted the Spartan Stores, Inc. Directors' Stock Purchase Plan covering 25,000 shares of Spartan Stores common stock. The Plan provides that directors of Spartan Stores may elect to receive at least 25% and up to 100% of their director's fees in the form of Spartan Stores common stock. At March 31, 2001, 6,542 shares have been issued under this plan.

Note 13

Operating Segment Information

Using the management approach as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Spartan Stores' operating segments were identified by products sold and customer profile and include retail grocery, grocery store distribution, convenience store distribution, and real estate.

Consistent with management's decision to divest its insurance segment and focus on its strategic retail grocery and distribution businesses, Spartan Stores classified its insurance segment as a discontinued operation for the fiscal year ended March 31, 2001. Refer to Note 3, Divestiture, for further discussion.

Spartan Stores' retail grocery segment operates 102 supermarkets and 25 drug stores in Michigan and Ohio. Spartan Stores' retail grocery stores typically offer dry grocery, produce, dairy products, meat, floral, seafood, health and beauty care, cosmetics, delicatessen and bakery goods. Spartan Stores' larger stores also typically offer pharmacy and banking facilities. Revenue is recognized when the product is sold.

Spartan Stores' grocery store distribution segment provides its own retail grocery segment and approximately 350 independent customers with a selection of over 40,000 items, including dry grocery, produce, dairy products, meat, frozen food, seafood, floral, general merchandise, tobacco, pharmacy and health and beauty care items. To supply its wholesale customers, Spartan Stores operates a fleet of approximately 112 tractors, 201 conventional trailers and 176 refrigerated trailers, substantially all of which are leased by Spartan Stores. Revenue is recognized when the product is shipped or service provided.

Spartan Stores' convenience store distribution segment provides a selection of confections, tobacco products, specialty foods and other grocery products to approximately 6,600 convenience stores and other retail locations in Michigan, Indiana, Kentucky, Ohio, Pennsylvania, Georgia, Tennessee and West Virginia. Spartan Stores also operates 12 cash and carry outlets in Michigan and Ohio. Revenue is recognized when the product is shipped or sold.

Spartan Stores' real estate segment owns eight shopping centers with approximately 580,000 square feet and eight free-standing locations with approximately 350,000 square feet. Spartan Stores leases these properties to grocery store customers supplied by Spartan Stores and to other retailers. Spartan Stores leases 11 sites for sublease to grocery store customers that it supplies. Spartan Stores also owns several parcels of vacant land that it plans to sell or develop. Revenue is recognized according to the terms of the lease or loan.

Identifiable assets represent total assets directly associated with the various operating segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

The following table sets forth, for each of the last three fiscal years, information required by SFAS No. 131:

(In thousands)
	2001	2000	1999
Net sales
Retail grocery	$1,160,596	$540,068	$-
Grocery store distribution	1,422,548	1,565,803	1,803,551
Convenience store distribution	915,242	914,757	841,793
Real estate	7,537	10,289	10,510

Total	$3,505,923	$3,030,917	$2,655,854

Restructuring charge
Grocery store distribution	$-	$(4,521)	$5,698
Convenience store distribution	1,000	-	-

Total	$1,000	$(4,521)	$5,698

Interest expense
Retail grocery	$19,668	$14,419	$-
Grocery store distribution	6,599	7,741	5,309
Convenience store distribution	2,830	2,685	1,914
Real estate	2,146	2,449	1,985

Total	$31,243	$27,294	$9,208

Interest income
Retail grocery	$(32)	$(90)	$-
Grocery store distribution	(2,884)	(2,507)	(1,249)
Convenience store distribution	(82)	(405)	(436)
Real estate	(1,201)	(1,490)	(28)

Total	$(4,199)	$(4,492)	$(1,713)

(In thousands)	2001	2000	1999

Depreciation and amortization (excluding amortization of debt issuance costs)
Retail grocery	$20,866	$10,925	$-
Grocery store distribution	13,148	14,559	16,373
Convenience store distribution	2,471	2,663	2,523
Real estate	1,503	2,394	2,349

Total	$37,988	$30,541	$21,245

Earnings before income taxes,
discontinued operations and
extraordinary item
Retail grocery	$7,718	$(3,706)	$-
Grocery store distribution	14,667	16,637	2,328
Convenience store distribution	9,402	10,028	15,324
Real estate	5,173	2,685	3,799

Total	$36,960	$25,644	$21,451

Income taxes
Retail grocery	$2,822	$(1,299)	$-
Grocery store distribution	5,890	6,278	1,014
Convenience store distribution	3,376	3,734	5,526
Real estate	1,837	940	1,369

Total	$13,925	$9,653	$7,909

Income from discontinued
operations (net of income
taxes of $434, $653 and $1,239)
Insurance	$407	$1,203	$2,288

Extraordinary item (net of
income taxes of $554)
Grocery store distribution	$-	$-	$(1,031)

Capital expenditures
Retail grocery	$19,702	$2,892	$-
Grocery store distribution	12,919	8,589	12,061
Convenience store distribution	757	1,394	2,692
Real estate	3,126	1,563	1,480

Total	$36,504	$14,438	$16,233

(In thousands)	2001	2000	1999

Total assets
Retail grocery	$489,470	$203,270	$-
Grocery store distribution	562,983	428,358	426,891
Convenience store distribution	83,312	80,949	84,693
Real estate	56,951	63,374	60,699
Discontinued operations - insurance segment	31,068	28,987	30,354
Less - eliminations	(412,939)	(234,365)	(79,259)

Total	$810,845	$570,573	$523,378

Note 14

Quarterly Financial Information (unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. Common stock prices are shown beginning August 2, 2000 as Spartan became publicly traded on Nasdaq on this date. See further discussion in Note 12, Shareholders' Equity.

(In thousands, except per share data)

Fiscal Year 2001	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(53 weeks)	(13 weeks)	(16 weeks)	(12 weeks)	(12 weeks)

Sales	$3,505,923	$865,617	$1,135,844	$782,320	$722,142
Gross profit	545,341	143,100	188,540	122,355	91,346
Earnings before income taxes and discontinued operations	36,960	4,452	11,695	15,124	5,689
Net earnings	23,442	3,399	7,303	8,995	3,745

Earnings from continuing operations per share:
Basic	1.33	0.17	0.36	0.55	0.28
Diluted	1.33	0.17	0.36	0.55	0.28

Net earnings per share:
Basic	1.35	0.18	0.37	0.55	0.28
Diluted	1.35	0.17	0.37	0.55	0.28

Common stock price:
High	11.81	11.50	7.88	11.81	-
Low	5.00	6.00	5.00	5.34	-

(In thousands, except per share data)

Fiscal Year 2000	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(52 weeks)	(12 weeks)	(16 weeks)	(12 weeks)	(12 weeks)

Sales	$3,030,917	$685,434	$950,842	$714,415	$680,226
Gross profit	387,427	91,202	122,158	94,565	79,502
Earnings before income taxes and discontinued operations	25,644	257	10,111	7,990	7,286
Net earnings	17,194	339	6,791	5,133	4,931

Earnings from continuing operations per share:
Basic	1.19	0.01	0.47	0.38	0.35
Diluted	1.19	0.01	0.47	0.38	0.35

Net earnings per share:	1.28	0.03	0.51	0.38	0.36
Basic	1.28	0.03	0.51	0.38	0.36
Diluted

Common stock price:	-	-	-	-	-
High	-	-	-	-	-
Low

Item 9.          Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

None.

PART III

Item 10.          Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference from the sections entitled "The Board of Directors," "Spartan Stores' Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Spartan Stores' definitive proxy statement relating to its Annual Meeting of Shareholders to be held July 11, 2001.

Item 11.          Executive Compensation

The information required by this item is incorporated herein by reference from the section entitled "Executive Compensation" in Spartan Stores' definitive proxy statement relating to its Annual Meeting of Shareholders to be held July 11, 2001.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from the section entitled "Ownership of Spartan Stores Stock" in Spartan Stores' definitive proxy statement relating to its Annual Meeting of Shareholders to be held July 11, 2001 .

Item 13.          Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in Spartan Stores' definitive proxy statement relating to its Annual Meeting of Shareholders to be held July 11, 2001.

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

Independent Auditors' Report of Deloitte & Touche LLP dated May 2, 2001

Consolidated Balance Sheets at March 31, 2001 and March 25, 2000

Consolidated Statements of Earnings for each of the three years in the period ended March 31, 2001

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 31, 2001

Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2001

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

2.2

Asset Purchase Agreement dated March 5, 1999 by and between Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. as Sellers and Valuland, Inc. as Buyer and joined in by certain shareholders of Sellers as the Shareholders and by Universal Land Company as the Real Estate Company and by Spartan Stores, Inc. as the Parent of the Buyer. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K dated June 3, 1999. Here incorporated by reference.

2.3

Amendment to Asset Purchase Agreement made as of May 19, 1999, by and between Valuland, Inc. and Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K dated June 3, 1999. Here incorporated by reference.

3.1

Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-effective Amendment No. 1 to Registration Statement on Form S-4 filed June 5, 2000. Here incorporated by reference.

3.2

Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-effective Amendment No. 1 to Registration Statement on Form S-4 filed June 5, 2000. Here incorporated by reference.

Exhibit Number	Document

4.1

Articles IV, V, VIII, IX, X, XII and XIII of the Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-effective Amendment No. 1 to Registration Statement on Form S-4 filed June 5, 2000. Here incorporated by reference.

4.2

Articles II, III and X of the Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-effective Amendment No. 1 to Registration Statement on Form S-4 filed June 5, 2000. Here incorporated by reference.

4.3

Non-Subordinated Indenture dated January 12, 2001 between Spartan Stores, Inc. and Chase Manhattan Trust Company, National Association. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

4.4	Form of Subordinated Indenture. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

4.5

Form of Spartan Stores, Inc. Non-Subordinated Variable Rate Promissory Notes due March 31, 2003. Previously filed as an exhibit to Pre-effective Amendment No. 2 to Spartan Stores' Registration Statement on Form S-3 filed February 21, 2001. Here incorporated by reference.

10.1	Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores, Inc.

10.2*	Spartan Stores, Inc. 1991 Stock Bonus Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.3*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.4*

Spartan Stores, Inc. 1991 Associate Stock Purchase Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.5*

Spartan Stores, Inc. Supplemental Executive Retirement Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 27, 1999. Here incorporated by reference.

10.6*

Employment Agreement, dated August 14, 1996, between Spartan Stores, Inc. and James B. Meyer. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 29, 1997. Here incorporated by reference.

Exhibit Number	Document

10.7*	Spartan Stores, Inc. Long-Term Incentive Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.8*	Spartan Stores, Inc. 2000 Annual Incentive Plan.

10.9

Credit Agreement dated as of March 18, 1999 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Michigan National Bank, as Co-Arranger and Administrative Agent, NBD Bank, as Document Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K dated June 3, 1999. Here incorporated by reference.

10.10

Amendment No. 1 to Credit Agreement dated as of May 10, 1999 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Michigan National Bank, as Co-Arranger and Administrative Agent, and certain other financial institutions as Lenders.

10.11

Amendment No. 2 to Credit Agreement dated as of June 20, 2000 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Michigan National Bank, as Co-Arranger and Administrative Agent, and certain other financial institutions as Lenders.

10.12

Amendment No. 3 to Credit Agreement dated as of February 23, 2001 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Michigan National Bank, as Co-Arranger and Administrative Agent, and certain other financial institutions as Lenders.

10.13

Amendment No. 4 to Credit Agreement dated as of April 23, 2001 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Michigan National Bank, as Co-Arranger and Administrative Agent and certain other financial institutions as Lenders.

10.14*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 27, 1999. Here incorporated by reference.

10.15*

Executive Severance Agreement dated February 23, 1999 between Spartan Stores, Inc. and James B. Meyer. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 27, 1999. Here incorporated by reference.

10.16*	Spartan Stores, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

21	Subsidiaries of Spartan Stores, Inc.

Exhibit Number	Document

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

          (b)          Spartan Stores filed the following Forms 8-K during the quarter ended March 31, 2001.

Date of Report	Filing Date	Item(s) Reported

January 18, 2001	January 18, 2001

This Form 8-K included a press release that reported that Spartan Stores had signed a definitive agreement to purchase Prevo's Family Markets, Inc. No financial statements were included or required to be included in this Form 8-K.

January 23, 2001	January 23, 2001

This Form 8-K reported that, on January 23, 2001, Spartan Stores planned to furnish to analysts and other interested persons a fact sheet entitled "Building a New Spartan" that was attached as Exhibit 99.1 to this Form 8-K. The fact sheet contained summary consolidated financial data for the quarters ended September 9, 2000 and September 11, 1999, and as of the quarter ended September 9, 2000.

January 25, 2001	January 25, 2001

This Form 8-K reported that presentation materials attached as Exhibit 99.1 to this Form 8-K were for use by Spartan Stores in presentations to analysts and other interested persons. The presentation materials contained certain information concerning Spartan Stores' sales and earnings during various periods, as well as selected balance sheet information as of September 9, 2000 and as of March 25, 2000.

January 31, 2001	January 31, 2001

This Form 8-K included a press release that reported Spartan Stores' financial results for its fiscal 2001 third quarter, which ended December 30, 2000. The press release included summary consolidated financial data for the quarters ended December 30, 2000 and January 1, 2000 and the year-to-date periods ended December 30, 2000 and January 1, 2000. The press release also contained balance sheet information as of December 30, 2000 and as of January 1, 2000.

Date of Report	Filing Date	Item(s) Reported

February 5, 2001	February 5, 2001

This Form 8-K reported that presentation materials attached as Exhibit 99.1 to this Form 8-K were for use by Spartan Stores in presentations to analysts and other interested persons. It also reported that Spartan Stores intended to use these presentation materials at the Food & Drug Retailing Conference sponsored by Credit Suisse First Boston held in New York, New York on February 7 and 8, 2001. The presentation materials contained certain information concerning Spartan Stores' sales and earnings during various periods, as well as selected balance sheet information as of December 30, 2000 and as of January 1, 2000.

March 2, 2001	March 2, 2001

This Form 8-K included a press release that reported that Spartan Stores had completed its acquisition of Prevo's Family Markets, Inc. No financial statements were included or required to be included in this Form 8-K.

          Other than the Form 8-K filed on January 18, 2001, all of the foregoing Forms 8-K were furnished pursuant to Regulation FD and are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spartan Stores, Inc. (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: June 20, 2001	By /s/ James B. Meyer
James B. Meyer President, Chief Executive Officer and Chairman of the Board

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.

June 20, 2001	By:/s/ Alex J. DeYonker*
Alex J. DeYonker Director

June 20, 2001	By:/s/ Elson S. Floyd, Ph.D.*
Elson S. Floyd, Ph.D. Director

June 20, 2001	By:/s/ Richard B. Iott*
Richard B. Iott Director

June 20, 2001	By:/s/ Joel A. Levine*
Joel A. Levine Director

June 20, 2001	By:/s/ James B. Meyer*
James B. Meyer Director

June 20, 2000	By:/s/ Elizabeth A. Nickels*
Elizabeth A. Nickels Director

June 20, 2001	By:/s/ Russell H. VanGilder, Jr.*
Russell H. VanGilder, Jr. Director

June 20, 2001	By:/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer

June 20, 2001	By:/s/ James B. Meyer
James B. Meyer Attorney-in-Fact

SCHEDULE II

SPARTAN STORES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A DESCRIPTION	COLUMN B BALANCE AT BEGINNING OF YEAR	COLUMN C CHARGED TO COSTS AND EXPENSES	ADDITIONS CHARGED TO OTHER ACCOUNTS(A)	COLUMN D DEDUCTIONS(B)	COLUMN E BALANCE AT END OF YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended 3/27/99	$1,810,000	$1,534,842		$1,009,842	$2,335,000

Year ended 3/25/00	$2,335,000	$1,484,094		$1,405,094	$2,414,000

Year ended 3/31/01	$2,414,000	$789,526	$613,652	$1,057,178	$2,760,000

(A)          Represents the allowances acquired through acquisitions
(B)          Represents the write-off of uncollectible accounts

EXHIBIT INDEX

Exhibit Number	Document

2.1

Agreement and Plan of Merger dated as of April 6, 2000, by and between Spartan Stores, Inc., Spartan Acquisition Corp. and Seaway Food Town, Inc. Previously filed as Annex A to the prospectus and joint proxy statement contained in Spartan Stores' Pre-effective Amendment No. 1 to Registration Statement on Form S-4, filed June 5, 2000. Here incorporated by reference.

2.2

Asset Purchase Agreement dated March 5, 1999 by and between Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. as Sellers and Valuland, Inc. as Buyer and joined in by certain shareholders of Sellers as the Shareholders and by Universal Land Company as the Real Estate Company and by Spartan Stores, Inc. as the Parent of the Buyer. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K dated June 3, 1999. Here incorporated by reference.

2.3

Amendment to Asset Purchase Agreement made as of May 19, 1999, by and between Valuland, Inc. and Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K dated June 3, 1999. Here incorporated by reference.

3.1

Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-effective Amendment No. 1 to Registration Statement on Form S-4 filed June 5, 2000. Here incorporated by reference.

3.2

Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-effective Amendment No. 1 to Registration Statement on Form S-4 filed June 5, 2000. Here incorporated by reference.

4.1

Articles IV, V, VIII, IX, X, XII and XIII of the Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-effective Amendment No. 1 to Registration Statement on Form S-4 filed June 5, 2000. Here incorporated by reference.

4.2

Articles II, III and X of the Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-effective Amendment No. 1 to Registration Statement on Form S-4 filed June 5, 2000. Here incorporated by reference.

Exhibit Number	Document

4.3

Non-Subordinated Indenture dated January 12, 2001 between Spartan Stores, Inc. and Chase Manhattan Trust Company, National Association. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

4.4	Form of Subordinated Indenture. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

4.5

Form of Spartan Stores, Inc. Non-Subordinated Variable Rate Promissory Notes due March 31, 2003. Previously filed as an exhibit to Pre-effective Amendment No. 2 to Spartan Stores' Registration Statement on Form S-3 filed February 21, 2001. Here incorporated by reference.

10.1	Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores, Inc.

10.2*	Spartan Stores, Inc. 1991 Stock Bonus Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.3*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.4*

Spartan Stores, Inc. 1991 Associate Stock Purchase Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.5*

Spartan Stores, Inc. Supplemental Executive Retirement Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 27, 1999. Here incorporated by reference.

10.6*

Employment Agreement, dated August 14, 1996, between Spartan Stores, Inc. and James B. Meyer. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 29, 1997. Here incorporated by reference.

10.7*	Spartan Stores, Inc. Long-Term Incentive Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.8*	Spartan Stores, Inc. 2000 Annual Incentive Plan.

2

Exhibit Number	Document

10.9

Credit Agreement dated as of March 18, 1999 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Michigan National Bank, as Co-Arranger and Administrative Agent, NBD Bank, as Document Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K dated June 3, 1999. Here incorporated by reference.

10.10

Amendment No. 1 to Credit Agreement dated as of May 10, 1999 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Michigan National Bank, as Co-Arranger and Administrative Agent, and certain other financial institutions as Lenders.

10.11

Amendment No. 2 to Credit Agreement dated as of June 20, 2000 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Michigan National Bank, as Co-Arranger and Administrative Agent, and certain other financial institutions as Lenders.

10.12

Amendment No. 3 to Credit Agreement dated as of February 23, 2001 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Michigan National Bank, as Co-Arranger and Administrative Agent, and certain other financial institutions as Lenders.

10.13

Amendment No. 4 to Credit Agreement dated as of April 23, 2001 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Michigan National Bank, as Co-Arranger and Administrative Agent and certain other financial institutions as Lenders.

10.14*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 27, 1999. Here incorporated by reference.

10.15*

Executive Severance Agreement dated February 23, 1999 between Spartan Stores, Inc. and James B. Meyer. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 27, 1999. Here incorporated by reference.

10.16*	Spartan Stores, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

3