Form 10-Q
period 2001-06-23
SPARTAN STORES INC
filed 2001-08-06
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 23, 2001.

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

Yes X	No

As of July 14, 2001, the registrant had 19,315,911 outstanding shares of common stock, no par value.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements
SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands)

ASSETS	June 23, 2001	March 31, 2001
	(Unaudited)

Current assets:
Cash and cash equivalents	$24,499	$27,834
Marketable securities	14,473	21,978
Accounts receivable, net	96,509	86,607
Inventories	190,242	179,589
Prepaid expenses	9,324	9,092
Deferred income taxes	3,911	3,894
Total current assets	338,958	328,994

Other assets:
Goodwill, net	157,828	155,737
Other, net	36,110	36,139
Total other assets	193,938	191,876

Property and equipment, net	282,473	285,988

Total assets	$815,369	$806,858

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$123,129	$121,406
Accrued payroll and benefits	28,497	36,458
Insurance reserves	22,194	21,301
Other accrued expenses	42,109	31,730
Current maturities of long-term debt	34,911	38,478
Total current liabilities	250,840	249,373

Deferred income taxes	12,240	13,840
Postretirement benefits	13,547	12,853
Other long-term liabilities	9,215	5,747
Long-term debt	307,099	306,632

Shareholders' equity:
Common stock, voting, no par value; 50,000 shares
authorized; 19,316 and 19,262 shares outstanding	110,570	109,868
Preferred stock, non-voting, no par value;
10,000 shares authorized; no shares issued or outstanding	-	-
Accumulated other comprehensive loss	(2,290)	-
Retained earnings	114,148	108,545
Total shareholders' equity	222,428	218,413

Total liabilities and shareholders' equity	$815,369	$806,858

SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (In thousands, except per share data) (Unaudited)

	First Quarter (12 Weeks) Ended
	June 23, 2001	June 17, 2000

Net sales	$832,508	$722,143
Cost of goods sold	688,568	630,796
Gross margin	143,940	91,347

Other costs and expenses
Selling, general and administrative	128,827	80,054
Interest expense	6,712	6,659
Interest income	(412)	(1,050)
Other gains	(18)	(5)
Total other costs and expenses	135,109	85,658

Earnings before income taxes and discontinued operations	8,831	5,689

Income taxes	3,230	2,018

Earnings before discontinued operations	5,601	3,671

Earnings from discontinued insurance segment (net of taxes)	2	74

Net earnings	$5,603	$3,745

Basic and diluted earnings per share:
Earnings from continuing operations	$0.29	$0.28
Net earnings	$0.29	$0.28

Weighted average shares outstanding:
Basic	19,283	13,304
Diluted	19,471	13,311

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In thousands)

	Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income and Loss	Retained Earnings	Total

Balance -- March 26, 2000	$-	$19,838	$14,240	$-	$91,929	$126,007

Class A common stock transactions:

53 shares issued	-	105	596	-	-	701
1 shares purchased	-	(2)	(11)	-	-	(13)

Cash dividends - $0.0125 per share	-	-	-	-	(125)	(125)

Stock dividend -- 0.336 per share	-	6,701	-	-	(6,701)	-

Conversion to no par common stock	41,467	(26,642)	(14,825)	-	-	-

Common stock transactions:
6,270 shares issued	70,957	-	-	-	-	70,957
330 shares purchased	(2,556)	-	-	-	-	(2,556)

Net earnings	-	-	-	-	23,442	23,442

Balance -- March 31, 2001	109,868	-	-	-	108,545	218,413

Common stock transactions:
56 shares issued	735	-	-	-	-	735
4 shares purchased	(33)	-	-	-	-	(33)

Comprehensive income:
Net earnings	-	-	-	-	5,603	5,603
Other comprehensive income and loss, net of tax:
Cumulative effect of change in accounting	-	-	-	(1,588)	-	(1,588)
Unrealized gain on securities	-	-	-	135	-	135
Minimum pension liability adjustment	-	-	-	(125)	-	(125)
Net loss on interest rate swap agreement	-	-	-	(712)	-	(712)
Total other comprehensive loss	-	-	-	(2,290)	-	(2,290)
Total comprehensive income	-	-	-	(2,290)	5,603	3,313

Balance -- June 23, 2001 (unaudited)	$110,570	$-	$-	$(2,290)	$114,148	$222,428

SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	First Quarter (12 Weeks) Ended
	June 23, 2001	June 17, 2000
Cash flows from operating activities:
Net earnings	$5,603	$3,745
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	10,988	7,339
Postretirement benefits	480	511
Deferred taxes on income	(407)	(307)
Other gains	(18)	(6)
Change in operating assets and liabilities:
Marketable securities	7,472	(356)
Accounts receivable	(9,902)	(612)
Inventories	(10,653)	(200)
Prepaid expenses	(232)	(1,074)
Accounts payable	1,723	1,526
Accrued payroll and benefits	(7,961)	(3,030)
Insurance reserves	893	294
Other accrued expenses	7,974	7,041
Net cash provided by operating activities	5,960	14,871

Cash flows from investing activities:
Purchases of property and equipment	(5,877)	(2,666)
Proceeds from the sale of property and equipment	11	6
Other	(1,032)	(790)
Net cash used in investing activities	(6,898)	(3,450)

Cash flows from financing activities:
Proceeds from long-term borrowings	1,320	332
Repayment of long-term debt	(4,419)	(667)
Proceeds from sale of common stock	735	701
Common stock purchased	(33)	(13)
Dividends paid	-	(125)
Net cash (used in) provided by financing activities	(2,397)	228

Net (decrease) increase in cash and cash equivalents	(3,335)	11,649

Cash and cash equivalents at beginning of period	27,834	36,422

Cash and cash equivalents at end of period	$24,499	$48,071

SPARTAN STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1
Accounting Policies

The consolidated financial statements include the accounts of Spartan Stores, Inc. and its subsidiaries ("Spartan Stores"). All significant intercompany accounts and transactions have been eliminated.

The information contained in the consolidated financial statements is unaudited. The statements reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods presented. All such adjustments are of a normal, recurring nature.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the Consolidated Financial Statements included in Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission on June 20, 2001.

Comprehensive income is net income adjusted for the net loss on interest rate swap agreements, unrealized gain on securities and minimum pension liability.

Certain prior year amounts have been reclassified to conform to current year classifications.

Note 2
Cumulative Effect of Change in Accounting Principle

Spartan Stores uses interest rate swap agreements that effectively convert a portion of variable rate debt to a fixed rate basis. These agreements are considered to be a hedge against changes in future cash flow. Accordingly, the interest rate swap agreements are reflected in the consolidated balance sheet and the related gain or loss on these contracts are deferred in shareholders' equity as another component of comprehensive income. There was no impact on earnings as all existing cash flow hedges are highly effective and the Company expects no material impact on earnings in the next twelve months.

On April 1, 2001, Spartan Stores recorded a cumulative transition adjustment loss of $1.6 million (net of related income tax of $.8 million) and a current year loss of $.7 million (net of related incomes taxes of $.4 million) pertaining to its interest rate swap agreements upon adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be reported on the balance sheet at fair value. If the derivative is designated in a cash-flow hedge, changes in fair value of the derivative will be recorded in accumulated other comprehensive income (AOCI) and will be recognized in the statement of earnings as realized. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, change in fair value will be recognized in earnings.

Note 3
Operating Segment Information

The following tables set forth segment information in thousands.

	First Quarter (12 Weeks) Ended
	June 23, 2001 (Unaudited)	June 17, 2000 (Unaudited)
Net sales
Retail grocery	$336,311	$148,037
Grocery store distribution	285,138	360,044
Convenience store distribution	209,289	211,476
Real estate	1,770	2,586
Total	$832,508	$722,143

Earnings before income taxes and discontinued operations
Retail grocery	$1,288	$(2)
Grocery store distribution	4,551	3,526
Convenience store distribution	2,363	1,791
Real estate	629	374
Total	$8,831	$5,689

	June 23, 2001 (Unaudited)	March 31, 2001
Total assets
Retail grocery	$492,573	$488,237
Grocery store distribution	579,253	560,229
Convenience store distribution	85,797	83,312
Real estate	57,385	56,951
Discontinued operations -- insurance segment	33,882	31,068
Less -- eliminations	(433,521)	(412,939)
Total	$815,369	$806,858

Note 4
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

On August 1, 2000, Spartan Stores consummated a merger with Seaway Food Town, Inc. ("Food Town"). At the date of the merger, approximately 6.7 million shares of outstanding Food Town common stock were converted into the right to receive one share of Spartan Stores common stock and $5.00 in cash for each Food Town share. The holders of 448,835 shares of Food Town common stock provided notice of dissent from the merger. If dissenting shareholders exercise their dissenters' rights in accordance with the requirements of Ohio law, Spartan Stores will pay the fair cash value of their dissenting shares as determined by agreement or, in the absence of agreement, by a court of law.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, results of operations or liquidity of Spartan Stores.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth Spartan Stores' Consolidated Statements of Earnings as percentages of net sales:

	First Quarter (12 Weeks) Ended
	June 23, 2001 (Unaudited)	June 17, 2000 (Unaudited)

Net sales	100.0%	100.0%
Gross margin	17.3	12.7
Less:
Selling, general and administrative	15.4	11.1
Interest expense	0.8	0.9
Interest income	-	(.1)
Total	16.2	11.9
Earnings before income taxes and discontinued operations	1.1	0.8
Income taxes	0.4	0.3
Net earnings	0.7%	0.5%

Net Sales

Net sales for the quarter ended June 23, 2001 increased 15.3 percent to $832.5 million, a $110.4 million increase from $722.1 million for the quarter ended June 17, 2000.

Net sales for the quarter ended June 23, 2001 in the retail grocery segment increased 127.2 percent or $188.3 million compared to the quarter ended June 17, 2000. The increase reflects additional sales from the merger with Food Town in the second quarter of fiscal year 2001, the acquisition of Prevo's Family Market, Inc. ("Prevo's") during the fourth quarter of fiscal year 2001 and a 1.1 percent increase in same store sales. Same store sales increases are the result of improved promotional programs and expanded hours of operations at some sites, partially offset by increased competition in our Toledo market area. Management continues to evaluate other acquisition opportunities in the retail grocery industry and expects acquisitions to contribute to future sales growth.

Net sales for the quarter ended June 23, 2001 in the grocery store distribution segment declined 20.8 percent or $74.9 million compared to the quarter ended June 17, 2000. The decrease primarily resulted from Spartan Stores' acquisition of grocery distribution segment customers during fiscal 2001 (requiring the elimination of sales to these customers), the loss of D&W Food Centers' business, the sale of three customer stores in the second quarter of fiscal year 2001 and declines in sales of grocery products due to continued competitive market conditions, partially offset by increased sales of perishables.

Net sales for the quarter ended June 23, 2001 in the convenience store distribution segment decreased 1.0 percent or $2.2 million compared to the quarter ended June 17, 2000. The decline was primarily due to decreases in cigarette sales volume to grocery stores as a result of higher cigarette prices and the impact of customers lost in fiscal year 2001, partially offset by the increase in cigarette prices and new business obtained in fiscal year 2002.

Gross Margin

Gross margin, as a percentage of net sales, for the quarter ended June 23, 2001 was 17.3 percent compared to 12.7 percent for the same quarter last year. The increase primarily reflects the increased percentage of retail sales in the business mix, improvements in the gross margin of our existing retail and grocery distribution operations and gains realized on cigarette price increases in the convenience store distribution segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 23, 2001 were 15.4 percent of net sales compared to 11.1 percent for the same quarter last year. The increase for the quarter was primarily due to the growth of Spartan Stores' retail grocery segment, which generates a higher selling, general and administrative expense percentage than the distribution segments.

Interest Expense

Interest expense was .8 percent of net sales for the quarter ended June 23, 2001 compared to .9 percent for the same quarter last year. The decrease is primarily the result of lower interest rates in 2001, partially offset by an increase in average borrowings.

Net Earnings

Net earnings for the quarter ended June 23, 2001 were $5.6 million compared with net earnings of $3.7 million for the quarter ended June 17, 2000, an increase of 49.6 percent. Current year net earnings were positively impacted by the sales increases in the retail grocery segment discussed above and margin improvements in all segments.

Liquidity and Capital Resources

Net cash from operating activities was $6.0 million for the quarter ended June 23, 2001 compared to $14.9 million for the quarter ended June 17, 2000. The decrease in net cash provided by operating activities is primarily the result of changes in working capital related to the timing of payment for point of sale systems acquired in the prior year, the timing of receivable collections for the Company's insurance segment and coupon reimbursements from vendors, partially offset by improved earnings.

Net cash used in investing activities was $6.9 million for the quarter ended June 23, 2001 compared to $3.5 million for the quarter ended June 17, 2000. Cash used in investing activities increased primarily due to capital expenditures for the Company's retail store remodeling campaign during the current year.

Net cash used in financing activities was $2.4 million for the quarter ended June 23, 2001 due primarily to debt repayments, partially offset by proceeds from the sale of common stock and long-term debt borrowings.

Spartan Stores' principal sources of liquidity are cash flows generated from operations and borrowings under a senior secured credit facility. The credit facility dated March 18, 1999, as amended, consists of (1) a $100 million six year Revolving Credit Facility, (2) a $100 million six year Term Loan A, (3) a $75 million seven year Acquisition Facility and (4) a $150 million eight year Term Loan B. At June 23,

2001, $304 million was outstanding under this credit facility. Management believes that cash flows generated from operations and available borrowings under the credit facility will be sufficient to support operations in the foreseeable future. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, taxes, depreciation and amortization as defined in the credit agreement.

Spartan Stores is also permitted to sell variable rate promissory notes under a "shelf" registration statement filed with the Securities and Exchange Commission, effective February 26, 2001, which provides for the issuance of up to $100 million of debt securities. Spartan Stores is currently offering its non-subordinated variable rate promissory notes, which are due March 31, 2003. These notes are offered in minimum denominations of $1,000 and may be issued by Spartan Stores at any time, although Spartan Stores' credit facility restricts the total amount of these notes outstanding to approximately $15.3 million. At June 23, 2001, approximately $11.1 million of these notes were outstanding.

Spartan Stores' current ratio at June 23, 2001 increased to 1.35 to 1.00 compared with 1.32 to 1.00 at March 31, 2001. Working capital increased 10.7 percent or $8.5 million.

Spartan Stores' long-term debt to equity ratio at June 23, 2001 decreased to 1.38 to 1.00 compared with 1.40 to 1.00 at March 31, 2001. The decrease was due to scheduled principal payments on outstanding debt and net income generated during the period.

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

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" about Spartan Stores' plans, strategies, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans" or "believes" that a particular occurrence "may result" or "will likely result" or that a particular event "may occur" or "will likely occur" in the future, or similarly stated expectations. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2001 and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to be materially different from Spartan Stores' current expectations.

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

Spartan Stores' operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: the integration of the business operations of the retail stores and other businesses acquired by Spartan Stores; future business acquisitions, including additional retail stores; unanticipated difficulties in the operation of the current business segments; difficulties in assimilation of acquired personnel, operations, systems or procedures; inability to realize synergies in the amounts or within the time frame expected by management; adverse effects on existing business relationships with independent retail grocery store customers; unexpected difficulties in the retention or hiring of employees for the acquired businesses; unanticipated labor shortages, stoppages or disputes; business divestitures; increased transportation or fuel costs; and current or future lawsuits and administrative proceedings.

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

For a discussion of certain litigation, see Note 4 ("Contingencies") to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On July 11, 2001, at the 2001 annual meeting of shareholders of Spartan Stores, the shareholders voted to elect three persons to the board of directors. The following directors were duly elected:

	Term Expiring	Votes For	Votes Withheld
Alex J. DeYonker	2004	14,348,921	605,970
Joel A. Levine	2004	14,566,500	388,391
Gregory P. Josefowicz	2004	14,673,593	281,298

In addition, the following five persons continue to serve as directors of Spartan Stores: Elizabeth A. Nickels and Russell H. VanGilder, Jr. are currently serving terms that will expire at Spartan Stores' 2002 annual meeting of shareholders, and Elson S. Floyd, Ph.D., Richard B. Iott and James B. Meyer are currently serving terms that will expire at Spartan Stores' 2003 annual meeting of shareholders.

At the same meeting, the shareholders also approved the 2001 Stock Incentive Plan, 2001 Stock Bonus Plan, 2001 Associate Stock Purchase Plan, and Directors' Stock Purchase Plan. The voting results were as follows:

	Votes For	Votes Against	Votes Withheld
2001 Stock Incentive Plan	8,031,650	1,601,840	1,147,888
2001 Stock Bonus Plan	9,159,852	1,479,362	142,164
2001 Associate Stock Purchase Plan	9,807,791	839,197	134,390
Directors Stock Purchase Plan	9,954,571	688,907	137,900

There were 4,173,513 broker non-votes on each of the stock plans.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document
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

10.1

Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as Appendix B to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

10.2

Spartan Stores, Inc. 2001 Stock Bonus Plan. Previously filed as Appendix C to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

10.3

Spartan Stores, Inc. 2001 Associate Stock Purchase Plan. Previously filed as Appendix D to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

(b)	Reports on Form 8-K: Spartan Stores filed the following Current Reports on Form 8-K during the 12 weeks ended June 23, 2001.

Date of Report	Filing Date	Item(s) Reported
May 4, 2001	May 4, 2001

This Form 8-K included a statement that Spartan Stores will publicly webcast its quarterly analyst conference call regarding its 2001 fourth quarter financial results on May 10, 2001. It noted that a live webcast would be available on the company's website.

May 10, 2001	May 10, 2001

This Form 8-K included a press release announcing Spartan Stores' 2001 fourth quarter financial results. It included a summary statement of earnings for that period and a summary balance sheet as of the end of that period.

May 24, 2001	May 24, 2001	This Form 8-K included the Spartan Stores, Inc. investors presentation and fact sheet entitled "Building a New Spartan."

All of the foregoing Forms 8-K were furnished pursuant to Regulation FD and are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2001	SPARTAN STORES, INC. (Registrant) By /s/David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

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

10.1

Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as Appendix B to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

10.2

Spartan Stores, Inc. 2001 Stock Bonus Plan. Previously filed as Appendix C to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

10.3

Spartan Stores, Inc. 2001 Associate Stock Purchase Plan. Previously filed as Appendix D to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.