Form 10-Q
period 2001-09-15
SPARTAN STORES INC
filed 2001-10-26
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 15, 2001.

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

Yes X	No

As of October 8, 2001, the registrant had 19,761,006 outstanding shares of common stock, no par value.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

ASSETS	September 15, 2001	March 31, 2001
	(Unaudited)

Current assets:
Cash and cash equivalents	$32,004	$26,876
Marketable securities	15,207	21,978
Accounts receivable, net	100,878	87,565
Inventories	191,798	179,589
Prepaid expenses	10,359	9,092
Deferred income taxes	1,835	3,894
Total current assets	352,081	328,994

Other assets:
Goodwill, net	157,806	155,737
Other, net	32,234	36,139
Total other assets	190,040	191,876

Property and equipment, net	276,837	285,988

Total assets	$818,958	$806,858

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$124,596	$121,406
Accrued payroll and benefits	30,617	36,647
Insurance reserves	21,873	20,838
Other accrued expenses	46,146	32,004
Current maturities of long-term debt	33,532	38,478
Total current liabilities	256,764	249,373

Deferred income taxes	9,248	13,840
Postretirement benefits	14,029	12,853
Other long-term liabilities	11,379	5,747
Long-term debt	296,999	306,632

Shareholders' equity:
Common stock, voting, no par value; 50,000 shares
authorized; 19,318 and 19,262 shares outstanding	110,593	109,868
Preferred stock, non-voting, no par value;
10,000 shares authorized; no shares issued or outstanding	-	-
Accumulated other comprehensive loss	(3,418)	-
Retained earnings	123,364	108,545
Total shareholders' equity	230,539	218,413

Total liabilities and shareholders' equity	$818,958	$806,858

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Second Quarter (12 Weeks) Ended
	September 15, 2001	September 9, 2000

Net sales	$841,124	$782,320
Cost of goods sold	690,562	659,965
Gross margin	150,562	122,355

Other costs and expenses
Selling, general and administrative	133,038	103,606
Interest expense	5,881	7,286
Interest income	(740)	(450)
Other gains, net	(1,502)	(3,211)
Total other costs and expenses	136,677	107,231

Earnings before income taxes and discontinued operations	13,885	15,124

Income taxes	4,408	6,104

Earnings before discontinued operations	9,477	9,020

Loss from discontinued insurance segment (net of taxes)	(261)	(24)

Net earnings	$9,216	$8,996

Basic earnings per share:
Earnings from continuing operations	$0.49	$0.55
Loss from discontinued operations	$(0.01)	$-
Net earnings	$0.48	$0.55

Diluted earnings per share:
Earnings from continuing operations	$0.48	$0.55
Loss from discontinued operations	$(0.01)	$-
Net earnings	$0.47	$0.55

Weighted average shares outstanding:
Basic	19,317	16,304
Diluted	19,602	16,307

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Year-to-Date (24 Weeks) Ended
	September 15, 2001	September 9, 2000

Net sales	$1,673,632	$1,504,463
Cost of goods sold	1,379,129	1,290,762
Gross margin	294,503	213,701

Other costs and expenses
Selling, general and administrative	261,865	183,661
Interest expense	12,593	13,944
Interest income	(1,152)	(1,500)
Other gains, net	(1,520)	(3,216)
Total other costs and expenses	271,786	192,889

Earnings before income taxes and discontinued operations	22,717	20,812

Income taxes	7,638	8,122

Earnings before discontinued operations	15,079	12,690

(Loss) earnings from discontinued insurance segment (net of taxes)	(260)	51

Net earnings	$14,819	$12,741

Basic earnings per share:
Earnings from continuing operations	$0.78	$0.86
Loss from discontinued operations	$(0.01)	$-
Net earnings	$0.77	$0.86

Diluted earnings per share:
Earnings from continuing operations	$0.77	$0.86
Loss from discontinued operations	$(0.01)	$-
Net earnings	$0.76	$0.86

Weighted average shares outstanding:
Basic	19,300	14,796
Diluted	19,549	14,802

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In thousands)

	Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance -- March 26, 2000	$-	$19,838	$14,240	$-	$91,929	$126,007

Class A common stock transactions:

53 shares issued	-	105	596	-	-	701
1 shares purchased	-	(2)	(11)	-	-	(13)

Cash dividends - $0.0125 per share	-	-	-	-	(125)	(125)

Stock dividend -- 0.336 per share	-	6,701	-	-	(6,701)	-

Conversion to no par common stock	41,467	(26,642)	(14,825)	-	-	-

Common stock transactions:
6,270 shares issued	70,957	-	-	-	-	70,957
330 shares purchased	(2,556)	-	-	-	-	(2,556)

Net earnings	-	-	-	-	23,442	23,442

Balance -- March 31, 2001	109,868	-	-	-	108,545	218,413

Common stock transactions:
59 shares issued	758	-	-	-	-	758
4 shares purchased	(33)	-	-	-	-	(33)

Comprehensive income:
Net earnings	-	-	-	-	14,819	14,819
Other comprehensive income (loss), net of tax:
Cumulative effect of change in accounting	-	-	-	(1,588)	-	(1,588)
Unrealized gain on securities	-	-	-	465	-	465
Minimum pension liability adjustment	-	-	-	(125)	-	(125)
Net loss on interest rate swap agreement	-	-	-	(2,170)	-	(2,170)
Total other comprehensive loss	-	-	-	(3,418)	-	(3,418)
Total comprehensive income (loss)	-	-	-	(3,418)	14,819	11,401

Balance -- September 15, 2001 (unaudited)	$110,593	$-	$-	$(3,418)	$123,364	$230,539

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Year-to-Date (24 Weeks) Ended
	September 15, 2001	September 9, 2000
Cash flows from operating activities:
Net earnings	$14,819	$12,741
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	22,425	15,894
Postretirement benefits	962	1,009
Deferred taxes on income	(535)	(207)
Other gains	(1,520)	(3,216)
Change in operating assets and liabilities:
Marketable securities	7,013	798
Accounts receivable	(13,313)	694
Inventories	(12,209)	(5,219)
Prepaid expenses	(1,267)	(1,999)
Accounts payable	3,190	(491)
Accrued payroll and benefits	(6,030)	(3,671)
Insurance reserves	1,035	235
Other accrued expenses	11,737	10,485
Net cash provided by operating activities	26,307	27,053

Cash flows from investing activities:
Purchases of property and equipment	(15,330)	(7,201)
Proceeds from the sale of property and equipment	8,327	7,067
Acquisition of Seaway Food Town, Inc.	-	(51,792)
Other	(322)	213
Net cash used in investing activities	(7,325)	(51,713)

Cash flows from financing activities:
Proceeds from long-term borrowings	1,517	64,238
Repayment of long-term debt	(16,096)	(8,189)
Proceeds from sale of common stock	758	701
Common stock purchased	(33)	(13)
Dividends paid	-	(125)
Net cash (used in) provided by financing activities	(13,854)	56,612

Net increase in cash and cash equivalents	5,128	31,952

Cash and cash equivalents at beginning of period	26,876	36,422

Cash and cash equivalents at end of period	$32,004	$68,374

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

Comprehensive income is net earnings adjusted for the net loss on interest rate swap agreements, unrealized gain on securities and minimum pension liability.

Certain prior year amounts have been reclassified to conform to current year classifications.

Note 2
Cumulative Effect of Change in Accounting Principle

Spartan Stores uses interest rate swap agreements that effectively convert a portion of variable rate debt to a fixed rate basis. These agreements are considered to be a hedge against changes in future cash flow. Accordingly, the interest rate swap agreements are reflected in the Consolidated Balance Sheet and the related gain or loss on these contracts are deferred in shareholders' equity as a component of comprehensive income. There was no impact on earnings as all existing cash flow hedges are highly effective and, assuming the swap agreement continues to qualify as a hedge on the related debt, Spartan Stores expects no material impact on earnings in the next twelve months.

Spartan Stores recorded a cumulative transition adjustment loss of $1.6 million in other comprehensive income on April 1, 2001 (net of related income tax of $.8 million) and a current year loss of $2.2 million in other comprehensive income (net of related income tax of $1.2 million) pertaining to its interest rate swap agreements upon adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be reported on the balance sheet at fair value. If the derivative is designated in a cash-flow hedge, changes in fair value of the derivative will be recorded in accumulated other comprehensive income (AOCI) and will be recognized in the statement of earnings as realized. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

Note 3
New Accounting Standards

The Financial Accounting Standards Board recently issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of these statements will become effective for Spartan Stores on March 31, 2002, and is expected to result in significant modifications relative to Spartan Stores' accounting for intangible assets. Specifically, Spartan Stores will cease goodwill and certain other intangible asset amortization beginning March 31, 2002. For the twenty-four weeks ended September 15, 2001 and September 9, 2000, total intangible asset amortization was $2.3 and $1.6 million, respectively. Intangible assets, including goodwill, will also be subjected to new impairment testing criteria. Spartan Stores is currently evaluating the impact on its financial statements.

Note 4
Operating Segment Information

The following tables set forth segment information in thousands.

	Second Quarter (12 Weeks) Ended
	September 15, 2001 (Unaudited)	September 9, 2000 (Unaudited)
Net sales
Retail grocery	$346,022	$241,617
Grocery store distribution	275,790	315,988
Convenience store distribution	217,666	222,235
Real estate	1,646	2,480
Total	$841,124	$782,320

	Year-to-Date (24 Weeks) Ended
	September 15, 2001 (Unaudited)	September 9, 2000 (Unaudited)
Net sales
Retail grocery	$682,333	$389,654
Grocery store distribution	560,928	676,032
Convenience store distribution	426,955	433,711
Real estate	3,416	5,066
Total	$1,673,632	$1,504,463

	Second Quarter (12 Weeks) Ended
	September 15, 2001 (Unaudited)	September 9, 2000 (Unaudited)
Earnings before income taxes and discontinued operations
Retail grocery	$8,157	$4,063
Grocery store distribution	3,586	4,502
Convenience store distribution	2,047	3,089
Real estate	95	3,470
Total	$13,885	$15,124

	Year-to-Date (24 Weeks) Ended
	September 15, 2001 (Unaudited)	September 9, 2000 (Unaudited)
Earnings before income taxes and discontinued operations
Retail grocery	$9,445	$4,061
Grocery store distribution	8,138	8,027
Convenience store distribution	4,410	4,880
Real estate	724	3,844
Total	$22,717	$20,812

	September 15, 2001 (Unaudited)	March 31, 2001
Total assets
Retail grocery	$499,369	$488,237
Grocery store distribution	567,971	560,229
Convenience store distribution	87,662	83,312
Real estate	51,861	56,951
Discontinued operations -- insurance segment	36,311	31,068
Less -- eliminations	(424,216)	(412,939)
Total	$818,958	$806,858

Note 5
Contingencies

In May 1997, a complaint was filed by individual plaintiffs on behalf of the state of Tennessee and its taxpayers against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including J.F. Walker Company, Inc., a subsidiary of Spartan Stores. The plaintiffs in the case are seeking compensatory, punitive and other damages, reimbursement of medical and other expenditures and equitable relief. In 1998, J.F. Walker was voluntarily dismissed as a defendant. The federal district court dismissed the case for lack of standing. In April 2000, the court of appeals affirmed the lower court's decision.

On June 20, 2000, the plaintiffs filed an amended complaint, which included J.F. Walker as a defendant. On August 17, 2000, the court entered an order dismissing with prejudice all plaintiffs' claims brought by or on behalf of the state of Tennessee and its taxpayers, including claims against J.F. Walker. On August 21, 2001, the court entered an order dismissing the plaintiffs' motion to file another amended complaint. The court ruled that it lacked jurisdiction to hear plaintiffs' motion to file a second amended complaint after remand and that the motion should be denied if the court had jurisdiction.

While this ruling is subject to appeal, management believes that the ultimate outcome of this action should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Spartan Stores. In addition, one of the cigarette manufacturers named as a defendant in this action has agreed to indemnify J.F. Walker from damages arising out of this action.

As previously reported, on August 1, 2000, Spartan Stores consummated a merger with Seaway Food Town, Inc. ("Food Town") and certain shareholders of Food Town provided notice of dissent from the merger. As of September 12, 2001, Spartan Stores and the dissenting Food Town shareholders signed definitive agreements to settle the dissenters' rights claims. Pursuant to these agreements, Spartan Stores has issued to the dissenting Food Town shareholders one share of Spartan Stores common stock and paid $4.75 in cash for each of the 443,300 shares of Food Town common stock held in aggregate by the dissenters.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, results of operations or liquidity of Spartan Stores.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth Spartan Stores' Consolidated Statements of Earnings as percentages of net sales:

	Second Quarter (12 Weeks) Ended		Year-to-Date (24 Weeks) Ended
	September 15, 2001 (Unaudited)	September 9, 2000 (Unaudited)	September 15, 2001 (Unaudited)	September 9, 2000 (Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	17.9	15.6	17.6	14.2
Less:
Selling, general and administrative	15.8	13.2	15.6	12.2
Interest expense	0.7	0.9	0.8	0.9
Interest income	(0.1)	-	(0.1)	(0.1)
Other gains, net	(0.1)	(0.4)	(0.1)	(0.2)
Total	16.3	13.7	16.2	12.8
Earnings before income taxes and discontinued operations	1.6	1.9	1.4	1.4
Income taxes	0.5	0.8	0.5	0.6
Net earnings	1.1%	1.1%	0.9%	0.8%

Net Sales

Net sales for the quarter and year-to-date periods ended September 15, 2001 increased 7.5 and 11.2 percent to $841.1 and $1,673.6 million, respectively, from $782.3 and $1,504.5 million in the prior year quarter and year-to-date periods, respectively.

Net sales for the quarter and year-to-date periods ended September 15, 2001 in the retail grocery segment increased 43.2 and 75.1 percent or $104.4 and $292.7 million, respectively, compared to the prior year. The increase reflects additional sales from the merger with Food Town in the second quarter of fiscal year 2001 and the acquisition of Prevo's Family Market, Inc. ("Prevo's") during the fourth quarter of fiscal year 2001. Partially offsetting the increase was a 2.4 and 0.7 percent decrease in same store sales for the second quarter and year-to-date periods driven by increased competition primarily in the Toledo market area and well below normal sales for the week ended September 15th due to the tragic events of September 11th. Management believes that same store sales for the quarter would have been 0.5 percent better without the impact of the terrorist attacks. In late August, Spartan Stores modified its marketing and merchandising programs by offering three unique community support and customer reward programs in the retail grocery segment to enhance sales growth opportunities. Spartan Stores is also beginning a significant store remodeling program that is expected to contribute to future growth. Management continues to evaluate other acquisition opportunities in the retail grocery industry and expects acquisitions to contribute to future sales growth.

Net sales for the quarter and year-to-date periods ended September 15, 2001 in the grocery store distribution segment declined 12.7 and 17.0 percent or $40.2 and $115.1 million, respectively, compared to the prior year. The decrease primarily resulted from Spartan Stores' acquisition of Prevo's, a grocery distribution segment customer during fiscal year 2001 (requiring the elimination of sales to this customer), the loss of two customers in the third quarter of fiscal year 2000 and late in the second quarter of this year, the sale of three stores by independent customers in the second quarter of fiscal year 2001 and declines in sales of grocery products due to continued competitive market conditions existing with its independent retail customers, partially offset by increased perishables and pharmacy sales. During the first quarter, the grocery distribution segment implemented Spartan Stores' unique distribution marketing program, which allows our independent retail operators to participate in product cost savings and stronger retail promotional programs. As the program's operational details are refined, its opportunities and potential benefits in both the retail grocery and grocery distribution segments should begin to materialize.

Net sales for the quarter and year-to-date periods ended September 15, 2001 in the convenience store distribution segment decreased 2.1 and 1.6 percent or $4.6 and $6.8 million, respectively, compared to the corresponding periods ended September 9, 2000. The decline was primarily due to decreases in cigarette sales volume to grocery stores as a result of higher cigarette prices and the impact of customers lost in fiscal year 2001, partially offset by the increase in cigarette prices and net new business obtained this year. Management expects that annual sales relating to this net new business will be approximately $15 million in coming years.

Gross Margin

Gross margin, as a percentage of net sales, for the quarter and year-to-date periods ended September 15, 2001 was 17.9 and 17.6 percent, respectively, compared to 15.6 and 14.2 percent for the prior year. The increase primarily reflects the increased percentage of retail sales (which carry a higher margin than grocery distribution sales) in the business mix and more favorable terms negotiated on supply agreements. This increase was partially offset by a lower convenience store distribution gross margin resulting from a shift in the timing of inventory gains related to cigarette price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and year-to-date periods ended September 15, 2001 were 15.8 and 15.6 percent of net sales, respectively, compared to 13.2 and 12.2 percent for the prior year. The increase was primarily due to the growth of Spartan Stores' retail grocery segment, which generates a higher selling, general and administrative expense percentage than the distribution segments and an initial shortfall in vendor funding related to the rollout of Spartan Stores' innovative grocery distribution marketing program that began late in the first quarter.

Spartan Stores recently signed a five-year labor contract with its Grand Rapids warehouse associates and drivers. The contract provides for improved work-rule flexibility which will raise and improve overall warehouse productivity and should lead to a more efficient distribution operation. In addition, associates will share in rising healthcare and welfare benefit costs.

Interest Expense

Interest expense was .7 and .8 percent of net sales for the quarter and year-to-date periods ended September 15, 2001, compared to .9 percent for each of the same periods last year. The decrease is primarily the result of lower interest rates in fiscal year 2002, partially offset by an increase in average borrowings.

Interest Income

Interest income was .1 percent for the second quarter and year-to-date periods ended September 15,

2001, compared to 0 and .1 percent for the same periods last year. In the second quarter of fiscal year 2002, $.4 million in interest was received related to federal income tax refunds for prior years' filings. Interest income has been adversely affected by lower interest rates in fiscal year 2002.

Other Gains, Net

During the second quarter of fiscal year 2002, the grocery distribution segment recognized a gain of $.8 million on the sale of stock in a service provider. Additionally, the retail grocery segment recognized gains of $1.1 million on the sale of three properties and the real estate segment recognized a net loss of $.4 million on the sale of two properties. In the second quarter of fiscal year 2001, the real estate segment recognized gains of $3.2 million on the sale of two properties.

Income Taxes

The effective tax rate is 31.7 and 33.6 percent for the quarter and year-to-date periods ended September 15, 2001, respectively. During the second quarter a settlement was reached with the Internal Revenue Service regarding certain deductions taken by Spartan Stores in prior years. The resulting refund resulted in a reduction of income tax expense of $.7 million.

Net Earnings

Net earnings for the quarter and year-to-date periods ended September 15, 2001 were $9.2 and $14.8 million, compared with net earnings of $9.0 and $12.7 million for the prior year. Current year net earnings were positively impacted by the sales increases in the retail grocery segment and margin improvements at the retail grocery and grocery distribution segments as well as the other items specifically discussed above.

Liquidity and Capital Resources

Net cash from operating activities was $26.3 million for the year-to-date period ended September 15, 2001, compared to $27.1 million for the prior year. The decrease in net cash provided by operating activities is primarily the result of changes in working capital related to the timing of receivable collections for Spartan Stores' grocery distribution and insurance segments and increased inventory levels, partially offset by improved earnings.

Net cash used in investing activities was $7.3 million for the year-to-date period ended September 15, 2001, compared to $51.7 million for the prior year. Cash used in investing activities decreased primarily due to the acquisition of Food Town in the prior year, offset by increased capital expenditures for Spartan Stores' retail store remodeling campaign and systems integration during the current year.

Net cash used in financing activities was $13.9 million for the year-to-date period ended September 15, 2001 due primarily to debt repayments, partially offset by proceeds from the sale of common stock and long-term debt borrowings. Net cash provided by financing activities was $56.6 million for the same period last year due to borrowings utilized for the Food Town acquisition, partially offset by debt repayments.

Spartan Stores' principal sources of liquidity are cash flows generated from operations and borrowings under a senior secured credit facility. The credit facility dated March 18, 1999, as amended, consists of (1) a $100 million six year Revolving Credit Facility, (2) a $100 million six year Term Loan A, (3) a $75 million seven year Acquisition Facility and (4) a $150 million eight year Term Loan B. At

September 15, 2001, $296.5 million was outstanding under this credit facility. Management believes that cash flows generated from operations and available borrowings under the credit facility will be sufficient to support operations in the foreseeable future. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, taxes, depreciation and amortization, as defined in the credit agreement.

Spartan Stores is also permitted to sell variable rate promissory notes under a "shelf" registration statement filed with the Securities and Exchange Commission, effective February 26, 2001, which provides for the issuance of up to $100 million of debt securities. Spartan Stores is currently offering non-subordinated variable rate promissory notes that are due March 31, 2003. These notes are offered in minimum denominations of $1,000 and may be issued by Spartan Stores at any time, although Spartan Stores' credit facility restricts the total amount of these notes outstanding to approximately $15.3 million. At September 15, 2001, approximately $11.1 million of these notes were outstanding.

Spartan Stores' current ratio at September 15, 2001 increased to 1.37 to 1.00 compared with 1.32 to 1.00 at March 31, 2001. Working capital increased 19.7 percent, or $15.7 million.

Spartan Stores' long-term debt to equity ratio at September 15, 2001 decreased to 1.29 to 1.00 compared with 1.40 to 1.00 at March 31, 2001. The decrease was due to scheduled principal payments on outstanding debt and net income generated during the period.

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

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" about Spartan Stores' plans, strategies, objectives, goals, expectations or projections. These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans" or "believes" that a particular occurrence "may result" or "will likely result" or that a particular event "may occur" or "will likely occur" in the future, or similarly stated expectations. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Report, Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2001 and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to be materially different from Spartan Stores' current expectations.

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

Furthermore, recent events resulting from the terrorist attacks of September 11 create considerable economic and political uncertainties would could have adverse effects on consumer buying behavior, fuel costs, shipping and transportation, product imports and other factors affecting Spartan Stores and the grocery industry generally.

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

There were no material changes in market risk of Spartan Stores in the period covered by this Report.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

For a discussion of certain litigation, see Note 5 ("Contingencies") to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 4.	Submission of Matters to a Vote of Security Holders

For a discussion of the submission of matters to a vote of security holders, see Item 4 of Part II of Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended June 23, 2001, which was filed with the Securities and Exchange Commission on August 6, 2001 and which is incorporated herein by reference.

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

(b)	Reports on Form 8-K: Spartan Stores filed the following Current Reports on Form 8-K during the 12 weeks ended September 15, 2001.

Date of Report	Filing Date	Item(s) Reported
July 25, 2001	July 26, 2001

This Form 8-K included a press release announcing Spartan Stores' fiscal 2002 first quarter financial results. It included a summary statement of earnings for that period and a summary balance sheet as of the end of that period.

September 12, 2001	September 17, 2001

This Form 8-K included a press release that Spartan Stores and the dissenting Food Town shareholders signed definitive agreements to settle the dissenters' rights claims. No financial statements were included or required to be included in this Form 8-K.

The Form 8-K dated July 25, 2001 was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2001

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