Form 10-Q
period 2002-01-05
SPARTAN STORES INC
filed 2002-02-19
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 5, 2002.

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

Yes X	No

As of February 1, 2002, the registrant had 19,763,069 outstanding shares of common stock, no par value.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

ASSETS	January 5, 2002	March 31, 2001
	(Unaudited)

Current assets:
Cash and cash equivalents	$12,622	$21,577
Marketable securities	10,392	21,978
Accounts receivable, net	96,142	87,565
Inventories	208,655	179,589
Prepaid expenses	9,386	9,076
Deferred income taxes	1,521	3,894
Total current assets	338,718	323,679

Other assets:
Goodwill, net	156,756	155,737
Other, net	30,110	36,139
Total other assets	186,866	191,876

Property and equipment, net	271,545	285,988

Total assets	$797,129	$801,543

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$107,753	$116,105
Accrued payroll and benefits	29,347	37,158
Insurance reserves	16,833	20,602
Other accrued expenses	30,808	31,715
Current maturities of long-term debt	33,704	38,478
Total current liabilities	218,445	244,058

Deferred income taxes	10,545	13,840
Postretirement benefits	11,477	12,853
Other long-term liabilities	10,338	5,747
Long-term debt	310,445	306,632

Shareholders' equity:
Common stock, voting, no par value; 50,000 shares
Authorized; 19,763 and 19,262 shares outstanding	115,700	109,868
Preferred stock, non-voting, no par value;
10,000 shares authorized; no shares issued or outstanding	-	-
Accumulated other comprehensive loss	(3,239)	-
Retained earnings	123,418	108,545
Total shareholders' equity	235,879	218,413

Total liabilities and shareholders' equity	$797,129	$801,543

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Third Quarter (16 Weeks) Ended
	January 5, 2002	December 30, 2000

Net sales	$1,062,758	$1,135,844
Cost of goods sold	885,892	947,304
Gross margin	176,866	188,540

Other costs and expenses
Selling, general and administrative	169,924	168,220
Interest expense	8,442	9,682
Interest income	(722)	(1,912)
Other (gains) losses, net	(810)	854
Total other costs and expenses	176,834	176,844

Earnings before income taxes and discontinued operations	32	11,696

Income taxes	12	4,667

Earnings before discontinued operations	20	7,029

Earnings from discontinued insurance segment (net of taxes)	34	274

Net earnings	$54	$7,303

Basic and diluted earnings per share:
Earnings from continuing operations	$0.00	$0.36
Earnings from discontinued operations	$0.00	$0.01
Net earnings	$0.00	$0.37

Weighted average shares outstanding:
Basic	19,758	19,498
Diluted	20,009	19,498

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Year-to-Date (40 Weeks) Ended
	January 5, 2002	December 30, 2000

Net sales	$2,736,390	$2,640,306
Cost of goods sold	2,265,021	2,238,065
Gross margin	471,369	402,241

Other costs and expenses
Selling, general and administrative	431,789	351,881
Interest expense	21,035	23,626
Interest income	(1,874)	(3,412)
Other gains, net	(2,330)	(2,361)
Total other costs and expenses	448,620	369,734

Earnings before income taxes and discontinued operations	22,749	32,507

Income taxes	7,650	12,789

Earnings before discontinued operations	15,099	19,718

(Loss) earnings from discontinued insurance segment (net of taxes)	(226)	325

Net earnings	$14,873	$20,043

Basic earnings per share:
Earnings from continuing operations	$0.77	$1.18
(Loss) earnings from discontinued operations	$(0.01)	$0.02
Net earnings	$0.76	$1.20

Diluted earnings per share:
Earnings from continuing operations	$0.76	$1.18
(Loss) earnings from discontinued operations	$(0.01)	$0.02
Net earnings	$0.75	$1.20

Weighted average shares outstanding:
Basic	19,483	16,677
Diluted	19,748	16,678

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In thousands)

	Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance -- March 26, 2000	$-	$19,838	$14,240	$-	$91,929	$126,007

Class A common stock transactions:

53 shares issued	-	105	596	-	-	701
1 shares purchased	-	(2)	(11)	-	-	(13)

Cash dividends - $0.0125 per share	-	-	-	-	(125)	(125)

Stock dividend -- 0.336 per share	-	6,701	-	-	(6,701)	-

Conversion to no par common stock	41,467	(26,642)	(14,825)	-	-	-

Common stock transactions:
6,270 shares issued	70,957	-	-	-	-	70,957
330 shares purchased	(2,556)	-	-	-	-	(2,556)

Net earnings	-	-	-	-	23,442	23,442

Balance -- March 31, 2001	109,868	-	-	-	108,545	218,413

Common stock transactions:
505 shares issued	5,865	-	-	-	-	5,865
4 shares purchased	(33)	-	-	-	-	(33)

Comprehensive income:
Net earnings	-	-	-	-	14,873	14,873
Other comprehensive income (loss), net of tax:
Cumulative effect of change in accounting	-	-	-	(1,588)	-	(1,588)
Unrealized gain on securities	-	-	-	327	-	327
Minimum pension liability adjustment	-	-	-	(125)	-	(125)
Net loss on interest rate swap agreement	-	-	-	(1,853)	-	(1,853)
Total other comprehensive loss	-	-	-	(3,239)	-	(3,239)
Total comprehensive income (loss)	-	-	-	(3,239)	14,873	11,634

Balance -- January 5, 2002 (unaudited)	$115,700	$-	$-	$(3,239)	$123,418	$235,879

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Year-to-Date (40 Weeks) Ended
	January 5, 2002	December 30, 2000
Cash flows from operating activities:
Net earnings	$14,873	$20,043
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	36,396	28,699
Postretirement benefits	(1,589)	1,812
Deferred taxes on income	833	(252)
Other gains	(2,329)	(2,362)
Change in operating assets and liabilities:
Marketable securities	11,574	(152)
Accounts receivable	(8,577)	6,040
Inventories	(29,066)	(15,138)
Prepaid expenses	(310)	(2,339)
Accounts payable	(8,352)	(6,627)
Accrued payroll and benefits	(7,811)	(547)
Insurance reserves	(3,769)	400
Other accrued expenses	4,466	(6,178)
Net cash provided by operating activities	6,339	23,399

Cash flows from investing activities:
Purchases of property and equipment	(26,622)	(13,555)
Proceeds from the sale of property and equipment	13,261	9,153
Acquisition of Seaway Food Town, Inc.	(2,106)	(51,792)
Other	674	98
Net cash used in investing activities	(14,793)	(56,096)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	27,300	-
Proceeds from long-term borrowings	3,988	64,557
Repayment of long-term debt	(32,540)	(20,017)
Proceeds from sale of common stock	784	701
Class A common stock purchased	-	(13)
Common stock purchased	(33)	(1,297)
Dividends paid	-	(125)
Net cash (used in) provided by financing activities	(501)	43,819

Net (decrease) increase in cash and cash equivalents	(8,955)	11,122
Cash and cash equivalents at beginning of period	21,577	36,422
Cash and cash equivalents at end of period	$12,622	$47,544

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1
Accounting Policies

The Consolidated Financial Statements include the accounts of Spartan Stores, Inc. and its subsidiaries ("Spartan Stores"). All significant intercompany accounts and transactions have been eliminated.

The interim information contained in the Consolidated Financial Statements is unaudited. The statements reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods presented. All such adjustments are of a normal, recurring nature.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the Consolidated Financial Statements included in Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission on June 20, 2001.

Comprehensive income is net earnings adjusted for the net loss on interest rate swap agreements, including the cumulative effect of change in accounting, unrealized gain on securities and minimum pension liability.

Certain prior year amounts have been reclassified to conform to current year classifications.

Note 2
Cumulative Effect of Change in Accounting Principle

Spartan Stores uses interest rate swap agreements that effectively convert a portion of variable rate debt to a fixed rate basis. These agreements are considered to be a hedge against changes in future cash flow. Accordingly, the interest rate swap agreements are reflected in the Consolidated Balance Sheet and the related gain or loss on these contracts are deferred in shareholders' equity as a component of other comprehensive income. There was no impact on earnings as all existing cash flow hedges are highly effective and, assuming the swap agreement continues to qualify as a hedge on the related debt, Spartan Stores expects no material impact on earnings in the next twelve months.

Spartan Stores recorded a cumulative transition adjustment loss of $1.6 million in other comprehensive income on April 1, 2001 (net of related income tax of $.8 million) and a current year-to-date loss of $1.9 million in other comprehensive income (net of related income tax of $1 million) pertaining to its interest rate swap agreements in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be reported on the balance sheet at fair value. If the derivative is designated in a cash-flow hedge, changes in fair value of the derivative will be recorded in accumulated other comprehensive income (AOCI) and will be recognized in the statement of earnings as realized. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

Note 3
New Accounting Standards

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of these statements will become effective for Spartan Stores on March 31, 2002, and is expected to result in significant modifications relating to Spartan Stores' accounting for intangible assets. Specifically, Spartan Stores will cease amortizing goodwill and certain other intangible assets beginning March 31, 2002. For the forty weeks ended January 5, 2002 and December 30, 2000, total intangible asset amortization was $3.7 and $2.7 million, respectively. Intangible assets, including goodwill, will also be subjected to new impairment testing criteria. Spartan Stores is currently evaluating the impact of adopting these statements on its financial statements.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Spartan Stores determined that its current accounting policy for the impairment of long-lived assets is consistent with SFAS No. 144.

Note 4
Discontinued Operations

In January 2001, Spartan Stores' board of directors approved management's plan to discontinue the operations of the insurance segment. Accordingly, the results of operations of the insurance segment have been reported as discontinued operations. On December 31, 2001, Spartan Stores paid approximately $5 million to transfer a portion of its reinsurance loss portfolio to an unrelated entity. This transaction has allowed Spartan Stores to reduce its outstanding letters of credit by $4.6 million with an additional reduction of $1.6 million expected within 60 to 120 days after December 31, 2001.

After the aforementioned transaction, Spartan Stores has approximately $6.5 million remaining in insurance reserves for claims related to policies retained. Spartan Stores will remain obligated under these policies until all claims are closed and has retained an independent third party administrator to manage these claims.

Note 5
Operating Segment Information

The following tables set forth segment information in thousands.

	Third Quarter (16 Weeks) Ended
	January 5, 2002 (Unaudited)	December 30, 2000 (Unaudited)
Net sales
Retail grocery	$439,310	$433,723
Grocery store distribution	356,208	428,450
Convenience store distribution	265,583	271,687
Real estate	1,657	1,984
Total	$1,062,758	$1,135,844

	Year-to-Date (40 Weeks) Ended
	January 5, 2002 (Unaudited)	December 30, 2000 (Unaudited)
Net sales
Retail grocery	$1,121,643	$823,377
Grocery store distribution	917,136	1,104,481
Convenience store distribution	692,538	705,398
Real estate	5,073	7,050
Total	$2,736,390	$2,640,306

	Third Quarter (16 Weeks) Ended
	January 5, 2002 (Unaudited)	December 30, 2000 (Unaudited)
Earnings (loss) before income taxes and discontinued operations
Retail grocery	$(8,539)	$4,116
Grocery store distribution	5,194	4,351
Convenience store distribution	2,399	2,427
Real estate	978	802
Total	$32	$11,696

	Year-to-Date (40 Weeks) Ended
	January 5, 2002 (Unaudited)	December 30, 2000 (Unaudited)
Earnings before income taxes and discontinued operations
Retail grocery	$906	$8,177
Grocery store distribution	13,332	12,377
Convenience store distribution	6,809	7,307
Real estate	1,702	4,646
Total	$22,749	$32,507

	January 5, 2002 (Unaudited)	March 31, 2001
Total assets
Retail grocery	$494,309	$482,937
Grocery store distribution	569,985	560,229
Convenience store distribution	90,589	83,297
Real estate	48,936	56,951
Discontinued operations -- insurance segment	30,144	31,067
Less -- eliminations	(436,834)	(412,938)
Total	$797,129	$801,543

Note 6
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

On June 20, 2000, the plaintiffs filed an amended complaint, which included J.F. Walker as a defendant. On August 17, 2000, the court entered an order dismissing with prejudice all plaintiffs' claims brought by or on behalf of the state of Tennessee and its taxpayers, including claims against J.F. Walker. On August 21, 2001, the court entered an order dismissing the plaintiffs' motion to file another amended complaint and reaffirming the dismissal of the case. The court ruled that it lacked jurisdiction to hear plaintiffs' motion to file a second amended complaint after remand and that the motion should be denied even if the court had jurisdiction.

Due to certain procedural issues, this action may not at this time be completely resolved. However, management believes that the ultimate outcome of this action should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Spartan Stores. In addition, one of the cigarette manufacturers named as a defendant in this action has agreed to indemnify J.F. Walker from damages arising out of this action.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, results of operations or liquidity of Spartan Stores.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth Spartan Stores' Consolidated Statements of Earnings as percentages of net sales:

	Third Quarter (16 Weeks) Ended		Year-to-Date (40 Weeks) Ended
	January 5, 2002 (Unaudited)	December 30, 2000 (Unaudited)	January 5, 2002 (Unaudited)	December 30, 2000 (Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	16.6	16.6	17.2	15.2
Less:
Selling, general and administrative	16.0	14.8	15.8	13.3
Interest expense	0.8	0.9	0.8	0.9
Interest income	(0.1)	(0.2)	(0.1)	(0.1)
Other (gains) losses, net	(0.1)	0.1	(0.1)	(0.1)
Total	16.6	15.6	16.4	14.0
Earnings before income taxes and discontinued operations	-	1.0	0.8	1.2
Income taxes	-	0.4	0.3	0.5
Net earnings	-%	0.6%	0.5%	0.7%

Net Sales

Net sales for the quarter ended January 5, 2002 declined 6.4 percent to $1,062.8 million from $1,135.8 million in the prior year quarter. Net sales for the year-to-date period increased 3.6 percent to $2,736.4 million from $2,640.3 million in the prior year.

Net sales for the quarter and year-to-date periods ended January 5, 2002 in the retail grocery segment increased 1.3 and 36.2 percent or $5.6 and $298.3 million, respectively, compared to the prior year. The increase reflects additional sales from the merger with Food Town in the second quarter of fiscal year 2001 and the acquisition of Prevo's Family Market, Inc. ("Prevo's") during the fourth quarter of fiscal year 2001. Partially offsetting the increase was a 5.2 and 2.5 percent decrease in same store sales for the third quarter and year-to-date periods driven by increased competition primarily in the Toledo market area, a slow tourism season due to an uncharacteristically warm winter affecting the 37 stores in the northern Michigan market and general economic weakness affecting all markets.

In response to the retail sales declines, Spartan Stores began the implementation of plans to improve operations in Ohio. The plans focus on the in-store experience, product offerings and quality of physical facilities. Management continues to evaluate other acquisition opportunities in the retail grocery industry and expects acquisitions to contribute to future sales growth.

Net sales for the quarter and year-to-date periods ended January 5, 2002 in the grocery store distribution segment declined 16.9 and 17.0 percent or $72.2 and $187.3 million, respectively, compared to the prior year. The decrease primarily resulted from Spartan Stores' acquisition of Prevo's, a grocery distribution segment customer, during fiscal year 2001 (requiring the elimination of sales to this customer), the loss of one customer in the third quarter of fiscal year 2000 and one late in the second quarter of this year, and declines in sales of grocery products due to continued competitive market conditions existing with its independent retail customers, partially offset by increased perishables sales.

Net sales for the quarter and year-to-date periods ended January 5, 2002 in the convenience store distribution segment decreased 2.2 and 1.8 percent or $6.1 and $12.9 million, respectively, compared to the corresponding periods ended December 30, 2000. The decline was primarily due to decreases in cigarette sales volume to grocery stores as a result of higher cigarette prices, the competition of discount tobacco stores and wholesale clubs and the impact of customers lost in fiscal year 2001, partially offset by the increase in cigarette prices and new business obtained in 2002.

Gross Margin

Gross margin, as a percentage of net sales, for the quarter and year-to-date periods ended January 5, 2002 was 16.6 and 17.2 percent, respectively, compared to 16.6 and 15.2 percent for the prior year. The year-to-date increase primarily reflects the increased percentage of retail sales (which carry a higher margin than grocery distribution sales) in the business mix. This increase was partially offset by the lower retail gross margins resulting primarily from competitive pricing conditions in the Ohio market and a lower convenience store distribution gross margin resulting from a shift in the timing of inventory gains related to cigarette price increases. Additionally, due to the current economic decline, layoff announcements and uncertain employment conditions have caused grocery customers to migrate toward lower margin food products. Spartan Stores expects these conditions to extend through the fourth quarter.

In response to the margin deterioration at the retail stores, Spartan Stores has begun initiatives designed to improve efficiencies in the supply chain and improve the category management function. Spartan Stores expects that these initiatives, coupled with the previously mentioned store operations improvements, should begin to reverse this situation over the course of the next few quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and year-to-date periods ended January 5, 2002 were 16.0 and 15.8 percent of net sales, respectively, compared to 14.8 and 13.3 percent for the prior year. The increase was primarily due to the growth of Spartan Stores' retail grocery segment, which generates a higher selling, general and administrative expense percentage than the distribution segments, and lower than anticipated sales volumes.

Subsequent to the end of the quarter, asAs part of the final integration stages of the Food Town acquisition and a continuing focus on reducing its operating cost structure, Spartan Storesthe Company announced a corporate restructuring which resultedresulting in an approximate five-percent reduction in corporate and administrative staff in January 2002. Spartan StoresThe Company expects the staff reductions to yield annual after-taxpre-tax cost savings of $2.03.1 to $2.53.9 million on an annualized basis. At the time Food Town was acquired, a reserve was established to cover restructuring charges related to its integration. Any costs not anticipated by the reserve will be charged to expense in the fourth quarter. Costs exceeding the reserves previously established for these actions are estimated to range from $.1 to $.3 million on an after-tax basis and will be recognized in the fourth quarter. These costs are estimated to range from $.2 to $.5 million on a pre-tax basis.

Interest Expense

Interest expense was .8 percent of net sales for the quarter and year-to-date periods ended January 5, 2002, compared to .9 percent for both of the same periods last year. The decrease is primarily the result of lower interest rates in fiscal year 2002, partially offset by an increase in average borrowings.

Interest Income

Interest income was .1 percent for the quarter and year-to-date periods ended January 5, 2002, compared to .2 and .1 percent for the same periods last year. In the second quarter of fiscal year 2002, $.4 million in interest was received related to federal income tax refunds for prior years' filings. Interest income has been adversely affected by lower interest rates in fiscal year 2002 and Spartan Stores' reduced excess cash and marketable securities position.

Other Gains (Losses), Net

During fiscal year 2002, other gains (losses), net resulted primarily from sales of real estate and stock in a service provider. Fiscal year 2001 other gains (losses), net resulted from gains on sales of real estate offset by an impairment loss on certain technology-related equipment.

Income Taxes

The effective tax rate is 33.9 percent for the year-to-date period ended January 5, 2002 compared to 39.3 percent for the same period last year. During the second quarter a settlement was reached with the Internal Revenue Service regarding certain deductions taken by Spartan Stores in prior years. The resulting refund resulted in a reduction of income tax expense of $.7 million.

Net Earnings

Net earnings for the quarter and year-to-date periods ended January 5, 2002 were break-even and $14.9 million, compared with net earnings of $7.3 and $20.0 million for the prior year. Current year net earnings were negatively impacted by the sales decreases in the retail grocery and grocery distribution segments and margin deterioration in the retail grocery segment, as well as the other items specifically mentioned above.

As discussed above, Spartan Stores has taken steps designed to improve sales and profit levels; however, it is not likely that improving financial results will be seen until the second half of fiscal year 2003.

Liquidity and Capital Resources

Net cash from operating activities was $6.3 million for the year-to-date period ended January 5, 2002, compared to $39.9 million for the prior year. The decrease in net cash provided by operating activities is primarily the result of changes in working capital related to the timing of receivable collections and increased inventory levels.

Net cash used in investing activities was $14.8 million for the year-to-date period ended January 5, 2002, compared to $56.1 million for the prior year. Cash used in investing activities decreased primarily due to the acquisition of Food Town in the prior year, offset partially by increased capital expenditures for Spartan Stores' retail store remodeling campaign and systems integration during the current year.

Net cash used in financing activities was $.5 million for the year-to-date period ended January 5, 2002 due primarily to debt repayments, partially offset by borrowings on the Revolving Credit Facility, other long-term debt borrowings and proceeds from the sale of common stock. Net cash provided by financing activities was $43.8 million for the same period last year due to borrowings utilized for the Food Town acquisition, partially offset by debt repayments.

Spartan Stores' principal sources of liquidity are cash flows generated from operations and borrowings under a senior secured credit facility. The credit facility dated March 18, 1999, as amended, consists of (1) a $100 million six year Revolving Credit Facility, (2) a $100 million six year Term Loan A, (3) a $75 million seven year Acquisition Facility and (4) a $150 million eight year Term Loan B. At January 5, 2002, $308.6 million was outstanding under this credit facility. Management believes that cash flows generated from operations and available borrowings under the credit facility will likely be sufficient to support operations in the foreseeable future. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, taxes, depreciation and amortization, as defined in the credit agreement.

Spartan Stores is also permitted to sell variable rate promissory notes under a "shelf" registration statement filed with the Securities and Exchange Commission, effective February 26, 2001, which provides for the issuance of up to $100 million of debt securities. Spartan Stores is currently offering non-subordinated variable rate promissory notes that are due March 31, 2003. These notes are offered in minimum denominations of $1,000 and may be issued by Spartan Stores at any time, although Spartan Stores' credit facility restricts the total amount of these notes outstanding to approximately $15.3 million. At January 5, 2002, approximately $13.5 million of these notes were outstanding.

Spartan Stores' current ratio at January 5, 2002 increased to 1.55 to 1.00 compared with 1.33 to 1.00 at March 31, 2001. Working capital increased 51.1 percent, or $40.7 million.

Spartan Stores' long-term debt to equity ratio at January 5, 2002 decreased to 1.32 to 1.00 compared with 1.40 to 1.00 at March 31, 2001. The decrease was primarily due to net income generated during the period.

Spartan Stores' total capital structure includes borrowings under the senior secured credit facility, variable rate promissory notes, various other debt instruments, leases, and shareholders' equity. Management continues to evaluate other acquisition opportunities, which, if consummated, could result in additional borrowings and additional leases being established.

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

Spartan Stores' operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: the integration of the business operations of the retail stores and other businesses acquired by Spartan Stores; future business acquisitions, including additional retail stores; difficulties in the operation of the current business segments; difficulties in assimilation of acquired personnel, operations, systems or procedures; inability to realize synergies in the amounts or within the time frame expected by management; adverse effects on existing business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees for the acquired businesses; labor shortages, stoppages or disputes; business divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and bankruptcy filings by customers or suppliers.

Spartan Stores' future interest expense and income also may differ from current expectations, depending upon, among other factors: the amount of additional borrowings necessary for retail store acquisitions; interest rate changes; cigarette inventory levels; retail property sales; the volume of notes receivable; and the amount of fees received on delinquent accounts. The availability of Spartan Stores' credit facility depends on its ability to meet negotiated financial criteria specified in the credit facility.

Furthermore, events resulting from the terrorist attacks of September 11, 2001 create considerable economic and political uncertainties which could have adverse effects on consumer buying behavior, fuel costs, shipping and transportation, product imports and other factors affecting Spartan Stores and the grocery industry generally.

This section is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all economic, competitive, governmental, technological and other factors that could adversely affect Spartan Stores' expected consolidated financial position, results of operations or liquidity. Spartan Stores disclaims any obligation or intention to update its forward-looking statements to reflect events or circumstances that occur after the date of this Report

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

There were no material changes in market risk of Spartan Stores in the period covered by this Report.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

For a discussion of certain litigation, see Note 6 ("Contingencies") to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

10.1	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores' Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

(b)	Reports on Form 8-K: Spartan Stores filed the following Current Reports on Form 8-K during the 16 weeks ended January 5, 2002.

Date of Report	Filing Date	Item(s) Reported

September 12, 2001	September 17, 2001

This Form 8-K included a press release that Spartan Stores and the dissenting Food Town shareholders signed definitive agreements to settle the dissenters' rights claims. No financial statements were included or required to be included in this Form 8-K.

October 11, 2001	October 11, 2001

This Form 8-K included a press release announcing Spartan Stores' fiscal 2002 second quarter financial results. It included a summary statement of earnings for that period (and the year-to-date period) and a summary balance sheet as of the end of that period.

December 6, 2001	December 6, 2001

This Form 8-K included a press release commenting on Spartan Stores' sales trends and earnings outlook for the third quarter. No financial statements were included or required to be included in this Form 8-K.

The Forms 8-K dated October 11, 2001 and December 6, 2001 were furnished pursuant to Regulation FD and are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2002

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

10.1	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores' Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.