Form 10-K/A
period 2001-03-31
SPARTAN STORES INC
filed 2002-05-24
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 11, 2001, was $241,395,641.37.

The number of shares of the registrant's common stock, no par value, outstanding at June 11, 2001, was 19,315,911 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12 and 13	Proxy Statement for Annual Meeting held on July 11, 2001

LIST OF ITEMS AMENDED

PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters

Item 6.          Selected Financial Data.

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.          Financial Statements and Supplementary Data

PART IV

Item 14.          Exhibits, Financial Statement Schedule and Reports on Form 8-K

SIGNATURES

EXPLANATORY NOTE

          Items 5, 6, 7 and 8 of the Annual Report on Form 10-K of Spartan Stores, Inc. ("Spartan Stores") for the year ended March 31, 2001 are amended by deleting those Items in their entirety and replacing them with the Items included in this filing. Item 14 is amended by replacing the specified portions indicated herein.

          The purpose of this amendment is to provide additional and revised disclosures regarding certain items in Spartan Stores' Form 10-K for the year ended March 31, 2001, as originally filed (the "Original Filing"). Spartan Stores is filing this Form 10-K/A (Amendment No. 1) to improve the detail and quality of Spartan Stores' financial statements, notes and discussion.

          The changes in this Amendment No. 1 are the following:

          Item 5:          Disclosure concerning Spartan Stores' plans for the payment of dividends has been added.

          Item 6:          The Selected Financial Data table has been revised to remove the following two line items: (1) net cash provided by operations and (2) property and equipment additions. In addition, the amounts set forth in the rows entitled "working capital" and "current ratio" have been revised.

          Item 7:          Management's discussion and analysis has been revised to provide more detailed discussion of a number of items.

          Item 8:          The financial statements have been revised as follows:

•	The balance sheets have been revised to reclassify certain items.
•	The statements of shareholders' equity have been revised to include additional columns and other information.
•	The statements of cash flows has been revised to reclassify certain items.
•	Notes 1, 2, 9 and 12 have been revised to include certain expanded disclosures.

          None of the changes in this amendment affect Spartan Stores' results of operations as previously reported for the periods presented.

          Item 14:          Schedule II has been revised to include information concerning insurance reserves.

          The disclosures of Spartan Stores' Form 10-K have not been updated to reflect any events occurring or circumstances arising after the date of the Original Filing. Any items in the Original Filing not expressly changed by this amendment shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in Spartan Stores' reports filed with the Securities and Exchange Commission subsequent to the date of the Original Filing.

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

As of March 31, 2001, Spartan Stores' bank credit agreement prohibited Spartan Stores or its subsidiaries from making any "Restricted Payments" in excess of (1) $5,000,000 plus (2) "Excess Cash Flow" that is not required to be paid to the lenders under the credit agreement as a mandatory prepayment. Generally, Restricted Payments include (1) any non-stock dividend or other distribution on account of stock ownership, (2) redemptions or purchases of Spartan Stores stock, (3) retirement of any indebtedness other than the obligations owing under the credit agreement, (4) payment of any claim relating to (a) indebtedness other than the obligations owing under the credit agreement or (b) Spartan Stores stock and (5) any payment of management fees to any holder of Spartan Stores stock or any member of Spartan Stores' management. Spartan Stores is required to make an annual mandatory prepayment of Excess Cash Flow equal to 75% of such Excess Cash Flow for Spartan Stores' immediately preceding fiscal year, unless Spartan Stores' leverage ratio is less than or equal to 2.5 to 1.0, in which event Spartan Stores' mandatory prepayment is equal to 50% of Excess Cash Flow. Generally, Excess Cash Flow is defined in the credit agreement as EBITDA (earnings before interest, taxes, depreciation, and amortization), less (1) income taxes, (2) interest expenses, (3) principal payments of indebtedness, (4) capital expenditures and (5) permitted Restricted Payments, all calculated in accordance with generally accepted accounting principles.

Spartan Stores acquired Seaway Food Town by merger effective as of August 1, 2000. The acquisition of Seaway Food Town greatly increased Spartan Stores' retail grocery store operations. Spartan Stores has not paid any dividends since the Seaway Food Town merger. The payment of dividends by Spartan Stores after the merger will be determined by its board of directors. Spartan Stores anticipates that it will use any net earnings in its operations, to repay debt, and to acquire additional retail operations, and that it will not pay any dividends for the foreseeable future.

Item 6.                    Selected Financial Data

The following unaudited table provides selected historical consolidated financial information of Spartan Stores. The historical information of Spartan Stores was derived from its audited consolidated financial statements for and as of each of the five fiscal years ended March 29, 1997 through March 31, 2001.

(In thousands, except per share data)

	Year Ended
	March 31, 2001 (A)	March 25, 2000	March 27, 1999	March 28, 1998		March 29, 1997

Operations Statement Data:
Net sales	$3,505,923	$3,030,917	$2,655,854	$2,473,306		$2,458,404
Cost of sales	2,960,582	2,643,490	2,397,818	2,234,165		2,238,364
Gross profit	545,341	387,427	258,036	239,141		220,040
Selling, general and administrative	482,879	344,993	224,580	215,468		202,769
Restructuring charge (B)	1,000	(4,521)	5,698	-		-
Interest expense, net	27,044	22,802	7,495	8,928		7,473
Other (gains)	(2,542)	(1,491)	(1,188)	(3,906)		(1,704)
Earnings before income taxes, discontinued operations and extraordinary item	36,960	25,644	21,451	18,651		11,502
Income taxes	13,925	9,653	7,909	6,710		4,226
Earnings before discontinued operations and extraordinary item	23,035	15,991	13,542	11,941		7,276
Discontinued operations, net of taxes (C)	407	1,203	2,288	2,293		2,427
Extraordinary item, net of taxes (D)	-	-	(1,031)	-		-
Net earnings	$23,442	$17,194	$14,799	$14,234		$9,703

Weighted average shares outstanding (E)	17,333	13,432	14,508	15,136		15,488
Earnings from continuing operations per share	$1.33	$1.19 $	..93 $	..79	$	..47
Basic earnings per share	$1.35	$1.28	$1.02	$.94		$.63
Cash dividends per share	$.0125	$.05	$.05	$.05		$.05

Financial Statistics:
Total assets	$810,845	$570,573	$523,378	$406,133	$403,630
Property and equipment, net	$289,143	$178,591	$158,348	$161,112	$173,008
Working capital	$76,932	$94,214	$106,094	$64,589	$63,104
Long-term debt	$306,632	$266,071	$271,428	$107,666	$125,776
Shareholders' equity	$218,413	$126,007	$121,062	$114,192	$107,258

Financial Ratios:
Net earnings as a percent of sales	0.67%	0.57%	0.56%	0.58%	0.39%
Current ratio	1.31	1.58	1.94	1.38	1.39
Long-term debt to equity ratio	1.40	2.11	2.24	0.94	1.17

(A)	-	See Note 2 to Consolidated Financial Statements
(B)	-	See Note 4 to Consolidated Financial Statements
(C)	-	See Note 3 to Consolidated Financial Statements
(D)	-	See Note 6 to Consolidated Financial Statements
(E)	-	See Note 12 to Consolidated Financial Statements

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Spartan Stores, Inc. is a regional food distributor and retailer operating in the retail grocery, grocery distribution, convenience distribution and real estate segments.

Spartan Stores' results of operations from period to period can be significantly impacted by fluctuations in the level of net sales between its business segments. Spartan Stores' retail grocery segment generally produces significantly higher gross margins as a percent of net sales than its distribution segments. However, the retail grocery segment also generally incurs significantly higher selling, general and administrative expenses as a percent of sales. The results of operations of Spartan Stores' convenience distribution segment are also subject to significant fluctuations due to inventory gains and losses, primarily due to increases in tobacco product prices.

Results of Operations

The following table sets forth items from Spartan Stores' consolidated statements of earnings as percentages of net sales:

	Year Ended
	March 31, 2001	March 25, 2000	March 27, 1999
Net sales	100.0%	100.0%	100.0%
Gross margin	15.6	12.8	9.7
Less:
Selling, general and administrative expenses	13.8	11.4	8.5
Restructuring charge	-	(0.1)	0.2
Interest expense	0.9	0.9	0.3
Interest income	(0.1)	(0.1)	(0.1)
Other gains	(0.1)	(0.1)	-
Total expenses	14.5	12.0	8.9
Earnings before income taxes, discontinued
operations and extraordinary item	1.1	0.8	0.8
Income taxes, discontinued operations and extraordinary item	0.4	0.3	0.3
Net earnings	0.7%	0.6%	0.6%

Net Sales

Fiscal year ended March 31, 2001 compared to fiscal year ended March 25, 2000

Net sales increased 15.7% to $3,505.9 million compared to $3,030.9 million for the prior fiscal year. Fiscal year 2001 consisted of 53 weeks compared with 52 weeks in the prior year. Additionally, all financial information has been adjusted for the discontinuance of the insurance segment. Refer to the "Discontinued Operations" section below for more details.

Net sales in the retail grocery segment increased 114.9% or $620.5 million. The increase reflects additional sales of $552.4 million from the acquisition of retail stores during the first and third quarters of fiscal 2000, the merger with Seaway Food Town, Inc. ("Food Town") in the second quarter of fiscal 2001, the acquisition of Prevo's Family Markets, Inc. ("Prevo's") in the fourth quarter of fiscal 2001 and a 6.5%, or $68.1 million, increase in year-to-date same store sales. Same store sales increases are the result of improved marketing programs, better in-stock positions in acquired stores, expanded hours of operations at some sites and an aggressive advertising campaign in the third quarter of fiscal year 2001. Management continues to evaluate other acquisition opportunities in the retail grocery industry and expects acquisitions to contribute to future sales growth.

Net sales in the grocery store distribution segment, after intercompany eliminations, declined 9.2% or $143.3 million compared to last year. The decrease primarily resulted from Spartan Stores' acquisition of grocery store distribution segment customers during fiscal years 2000 and 2001 (requiring the elimination of $70.6 million of sales to these customers), the loss of D&W Food Center business of $71.5 million and declines in sales of grocery and general merchandise products due to continued competitive market conditions. Partially offsetting these declines were the 53rd week of sales in fiscal year 2001 and increases in sales of perishable commodities and other direct sales.

Net sales in the convenience store distribution segment increased 0.1% to $915.2 million. The increase is the result of cigarette price inflation and a 53rd week of sales. Excluding the extra week of sales, the convenience store distribution segment's sales declined as a result of increased competition in its markets and Spartan Stores' acquisition of retail grocery stores that were distribution segment customers with respect to tobacco products, candy and similar items.

Fiscal year ended March 25, 2000 compared to fiscal year ended March 27, 1999

Net sales increased 14.1% to $3,030.9 million from $2,655.8 million.

Retail grocery operations were accounted for as a separate segment beginning in fiscal 2000 with the acquisition of 47 additional retail grocery stores. Net sales for this period increased from $0 to $540.1 million. While price inflation in Spartan Stores' retail grocery segment was negligible, comparable store sales increased approximately 2.3%, or $12 million, primarily due to Spartan Stores' promotional programs and emphasis on product line expansion.

Net sales in the grocery store distribution segment declined 13.2% or $237.7 million to $1,565.8 milion. The decrease primarily resulted from Spartan Stores' acquisition of four grocery store distribution segment customers since January 1999, requiring the elimination of intercompany sales to these customers of $280.6 million. The segment also experienced declines in sales of grocery products of $14.3 million due to continued competitive market conditions. Partially offsetting these declines were increases in sales of perishables of $11 million, as well as increases in direct sales of pharmacy and delicatessen products of $60.8 million. Spartan Stores' success in increasing sales of perishables was primarily attributable to aggressive promotions and the move from its cost-plus pricing methodology to a traditional variable markup pricing method for frozen and dairy products, meat, and produce to better respond to changing market conditions.

Net sales in the convenience store distribution segment for the fiscal year ended March 25, 2000 increased 8.7% or $73.0 million to $914.8 million. The increase was primarily the result of an increase in the average sales price for cigarettes, which totaled approximately $3.10 per carton or roughly 22%. However, the increase in sales price was partially offset by reductions in total average carton sales. Sales of products unrelated to cigarettes rose from the prior year which was primarily attributable to Spartan Stores' continued focus on its competitive pricing structure, promotional programs and customer service.

Gross Margin

Fiscal year ended March 31, 2001 compared to fiscal year ended March 25, 2000

Gross margin, as a percentage of net sales increased to 15.6%, a $157.9 million increase to $545.3 million. The increase reflects a 14.9% increase in the percentage of retail sales, bringing the total retail mix to 33.1% of the business mix, and improvements in the gross margin of the retail and grocery store distribution segments. This increase was partially offset by a .3% lower convenience store distribution gross profit percentage primarily due to increased cigarette costs passed along to customers and increased competitive pricing.

Fiscal year ended March 25, 2000 compared to fiscal year ended March 27, 1999

Gross margin, as a percentage of net sales was 12.8%, a $129.4 million increase to $387.4 million, compared to 9.7% for the fiscal year ended March 27, 1999. The increase is primarily attributable to Spartan Stores' expansion into the retail grocery business, for which gross margins as a percentage of sales are typically higher than in wholesale operations. Gross profit in Spartan Stores' grocery store distribution segment increased .2% due to lower product costs resulting from promotional activities with vendors. These increases were partially offset by gross margin decline of 1.2% in the convenience store distribution segment as margins returned to more typical historical levels. During fiscal year 1999, the convenience store distribution segment experienced gross margins substantially above historical levels due to the sale of cigarettes purchased prior to price increases.

Selling, General and Administrative Expenses

Fiscal year ended March 31, 2001 compared to fiscal year ended March 25, 2000

Selling, general and administrative expenses increased to $482.9 million, and were 13.8% of net sales compared to 11.4% last year. The increase was primarily due to the growth of Spartan Stores' retail grocery segment, which generates a higher selling, general and administrative expense percentage than the distribution segments and additional spending for promotional programs in certain markets. The higher costs in the retail grocery segment were partially offset by improvements of .2% in the wholesale grocery operations. Management expects selling, general and administrative expenses to continue to increase as a result of the retail stores acquired during fiscal year 2001 which will be included for a full year in fiscal year 2002.

Fiscal year ended March 25, 2000 compared to fiscal year ended March 27, 1999

Selling, general and administrative expenses increased to $345 million and were 11.4% of net sales, compared to 8.5% for the fiscal year ended March 27, 1999. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the expansion of Spartan Stores' retail grocery operations.

Restructuring Charges

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

Subsequent to the above developments, management and Spartan Stores' collective bargaining work force entered into discussions on how efficiency at the current location could be improved. On November 2, 1999, Spartan Stores reached an agreement with the work force to begin to design innovative work teams to improve warehouse productivity. Because of Spartan Stores' significant commitment to its retail grocery business and the potential for improved productivity at its Plymouth facility, Spartan Stores reconsidered its decision to close this facility and entered into a five-year lease agreement on the

Plymouth distribution center. Therefore, Spartan Stores reduced the restructuring accrual by $5.6 million to reflect costs that no longer were expected to be incurred. As of March 31, 2001, no remaining accrual exists for the Plymouth distribution center.

Interest Expense and Income

Fiscal year ended March 31, 2001 compared to fiscal year ended March 25, 2000

Interest expense was .9% of net sales for both fiscal year 2001 and 2000. Interest expense was .9% of net sales for both fiscal year 2001 and 2000. Total average borrowings increased to $317.5 million from $283.5 million for the prior year as a result of the Food Town and Prevo's acquisitions. The effective borrowing rate increased to 9.84% at March 31, 2001 from 9.63% last year.

Interest income decreased slightly from fiscal year 2000 due to cash used for the retail acquisitions.

Fiscal year ended March 25, 2000 compared to fiscal year ended March 27, 1999

Interest expense for the fiscal year ended March 25, 2000 was 0.9 percent of net sales, compared to 0.3 percent for the fiscal year ended March 27, 1999.

Total average borrowings increased to $283.5 million, up from $195.7 million for the prior year. A majority of the increase occurred in the retail grocery segment due to acquisitions. In addition, Spartan Stores' effective borrowing rate increased to 9.63% per annum, up from 5.52% per annum for the prior year. The increase was attributable to a new bank credit facility that was entered into during the fourth quarter of fiscal 1999.

Interest income increased primarily due to the short-term investment of cash borrowed under the credit facility in anticipation of future acquisitions.

Other Gains

The net gain of $2.5 million for fiscal year 2001 was primarily due to a $3.3 million gain on the sale of three properties in the real estate segment as well as a gain of $0.2 million from the sale of stock in a supplier. Partially offsetting these gains was an impairment loss of $1.1 million on technology related equipment in the grocery store distribution segment.

The net gain of $1.5 million for fiscal year 2000, was predominately the result of recognized gains of approximately $2.8 million on the sale of stock in a supplier as well as approximately $0.7 million on the sale of land. Offsetting these gains was an impairment loss of $1.3 million attributable to the discontinuance of a software implementation project and an impairment loss of approximately $1.1 million on a property vacated by a lessee.

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

Discontinued Operations

In January 2001, Spartan Stores' board of directors approved management's plan to discontinue the operations of the insurance segment. Accordingly, results of operations of the insurance segment and the estimated net loss on disposal was recorded as discontinued operations.

During the fourth quarter of fiscal year 2001, Spartan Stores sold the insurance agency component of its insurance segment and expects to dispose of the remaining insurance segment during fiscal year 2002. Spartan Stores has recognized an estimated net loss of $0.4 million on the discontinuance of the insurance segment.

During fiscal year 2000, Spartan Stores sold all of the issued and outstanding shares of capital stock of Shield Benefit Administrators, Inc., a wholly owned subsidiary in Spartan Stores' insurance segment. The gain on sale of $0.2 million was recognized in the year ended March 25, 2000.

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

Net Earnings

Net earnings for fiscal year 2001 increased to $23.4 million compared to $17.2 million for the prior year. The increase was partially offset by the recognition of the estimated net loss on the sale of the insurance segment. Management expects operations to continue to improve in the retail grocery segment due to anticipated operational synergies resulting from the acquisitions.

Net earnings for fiscal year 2000 were $17.2 million, compared to $14.8 million for the prior year.

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

CONSOLIDATED BALANCE SHEETS (continued)

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)

Liabilities and Shareholders' Equity	March 31, 2001	March 25, 2000

Current liabilities
Accounts payable	$122,937	$82,186
Accrued payroll and benefits	37,593	18,764
Insurance reserves	19,981	14,718
Other accrued expenses	31,617	23,036
Current maturities of long-term debt	38,478	23,862
Total current liabilities	250,606	162,566

Deferred taxes on income	16,594	5,212

Postretirement benefits	12,852	10,717

Long-term debt	306,632	266,071

Other long-term liabilities	5,748	-

Shareholders' equity
Common stock, voting, no par; 50,000 shares
authorized; 19,262 and 0 shares outstanding	109,868	-
Class A common stock, voting, par value $2 per share;
20,000 shares authorized; 0 and 9,919 shares outstanding	-	19,838
Preferred stock, no par value, 10,000 shares
authorized; no shares outstanding	-	-
Additional paid-in capital	-	14,240
Retained earnings	108,545	91,929
Total shareholders' equity	218,413	126,007

Total liabilities and shareholders' equity	$810,845	$570,573

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

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)

		Shares Outstanding	Common Stock Amount	Class A Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance	March 29, 1998	11,444	$-	$22,888	$16,432	$74,872	$114,192

Class A common stock transactions	Purchases	(847)		(1,693)	(5,108)	(3,557)	(10,358)
	Issuances	247		494	2,491		2,985

Cash dividends	$.05 per share					(556)	(556)

Net earnings						14,799	14,799

Balance	March 27, 1999	10,844	-	21,689	13,815	85,558	121,062

Class A common stock transactions	Purchases	(1,225)		(2,451)	(2,908)	(10,320)	(15,679)
	Issuances	300		600	3,333		3,933

Cash dividends	$.05 per share					(503)	(503)

Net earnings						17,194	17,194

Balance	March 25, 2000	9,919	-	19,838	14,240	91,929	126,007

Class A common stock transactions	Purchases	(1)		(2)	(11)		(13)
	Issuances	53		105	596		701

Conversion to no par common stock			41,467	(26,642)	(14,825)		-

Stock dividend	.336 per share	3,351		6,701		(6,701)	-

Common stock transactions	Purchases	(330)	(2,556)				(2,556)
	Issuances	6,270	70,957				70,957

Cash dividends	$.0125 per share					(125)	(125)

Net earnings						23,442	23,442

Balance	March 31, 2001	19,262	$109,868	$-	$-	$108,545	$218,413

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries
(In thousands)

	Year Ended
	March 31, 2001	March 25, 2000	March 27, 1999
Cash flows from operating activities
Net earnings	$23,442	$17,194	$14,799
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	39,445	32,063	21,413
Restructuring charge	1,000	(4,521)	5,698
Postretirement benefits	2,135	516	2,510
Deferred taxes on income	2,730	1,759	627
Other gains	(1,929)	(1,339)	(1,188)
Change in assets and liabilities:
Marketable securities	(1,350)	430	(2,725)
Accounts receivable	13,382	(3,141)	(1,318)
Inventories	8,800	5,092	14,695
Prepaid expenses and other assets	(3,452)	1,642	1,866
Accounts payable	(15,834)	(2,846)	4,554
Accrued payroll and benefits	3,687	(253)	2,696
Insurance reserves	(254)	(206)	(1,635)
Other accrued expenses and other liabilities	(16,355)	6,089	(8,118)
Net cash provided by operating activities	55,447	52,479	53,874

Cash flows from investing activities
Purchases of property and equipment	(36,527)	(14,843)	(16,419)
Net proceeds from the sale of assets	11,981	5,114	6,623
Decrease in restricted cash	-	78,144	-
Acquisitions, net of cash acquired	(85,131)	(101,188)	(61,100)
Other	(3,114)	(19)	(416)
Net cash used in investing activities	(112,791)	(32,792)	(71,312)

Cash flows from financing activities
Changes in notes payable	-	-	(13,650)
Proceeds from long-term borrowings	76,570	2,767	97,887
Repayment of long-term debt	(26,094)	(9,404)	(39,843)
Debt issuance costs	-	-	(9,029)
Proceeds from sale of common stock	701	3,933	2,985
Common stock purchased	(2,569)	(8,814)	(10,359)
Dividends paid	(125)	(503)	(556)
Net cash provided by (used in) financing activities	48,483	(12,021)	27,435

Net (decrease) increase in cash and cash equivalents	(8,861)	7,666	9,997
Cash and cash equivalents at beginning of period	36,422	28,756	18,759

Cash and cash equivalents at end of period	$27,561	$36,422	$28,756

See notes to consolidated financial statements.

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

Marketable Securities: Investments in marketable secuirities are classified as available-for-sale and are reported at amortized cost, which approximate fair value.

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

Long-lived assets: Spartan Stores reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, a discounted cash flow model is utilized to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less the cost to sell.

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

Insurance reserves. Insurance reserves include a provision for reported losses and incurred but not reported losses related to reinsurance policies which insure the run-off of retained risk associated with the discontinued insurance segment and a provision for workers' compensation, healthy, and property insurance for which Spartan Stores is self-insured. Losses are recorded when reported and consist of individual case estimates. Incurred but not reported losses are actuarially estimated based on available historical information.

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

Revenue recognition: The retail grocery segment recognizes revenues from the sale of products at the point of sale. The grocery distribution and convenience store distribution segments recognize revenuews when products are shipped or ancillary services are provided. The real estate segment recognizes revenue according to the terms of the property leases.

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

Advertising expense: Spartan Stores' advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Advertising expenses were $19.1 million in 2001, $12.7 million in 2000 and $11.0 million in 1999.

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

Note 2

Acquisitions

On March 4, 2001, Spartan Stores consummated a merger with Prevo's Family Markets, Inc. ("Prevo's"). Prevo's is a ten store chain located in western and northern Michigan. The total purchase price of Prevo's was $36.1 million in cash. The excess of the purchase price over the fair value of assets and liabilities recorded was $26.1 million.

On August 1, 2000, Spartan Stores consummated a merger with Seaway Food Town, Inc. ("Food Town"). Food Town is a leading regional supermarket chain that operates 47 supermarkets and 26 deep discount drugstores predominantly in northwest and central Ohio and southeast Michigan. The purchase price of Food Town was $114.3 million, including cash of $36.2 million, the exchange of stock of $70.9 million, and a liability to dissenting shareholders of $7.3 million. At the date of the merger, 6.7 million shares of outstanding Food Town common stock were converted into the right to receive one share of Spartan Stores common stock and $5.00 in cash for each Food Town share. In addition, Spartan Stores received $12.1 million in cash and assumed certain liabilities of $97.3 million, which includes $32.5 million of long-term debt in conjunction with the Food Town merger. The holders of 448,835 shares of Food Town common stock provided notice of dissent from the merger. If dissenting shareholders exercise their dissenters' rights in accordance with the requirements of Ohio law, Spartan Stores will pay the fair cash value of their dissenting shares as determined by agreement or, in the absence of agreement, by a court of law. The excess of the purchase price over the fair value of assets and liabilities recorded was $30.1 milion.

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

During the fiscal year ended March 25, 2000, Spartan Stores acquired 39 retail grocery stores, pharmacies and related businesses. On May 19, 1999, Spartan Stores acquired certain assets and assumed certain liabilities of Glen's Markets, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. (collectively, "Glen's") for $92.4 million in cash and assumed $13 million in debt. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets and liabilities recorded was $64.3 million.

All of the issued and outstanding shares of Family Fare, Inc., Family Fare Management Services, Inc. and Family Fare Trucking, Inc. (collectively "Family Fare") were acquired on March 29, 1999. All of the issued and outstanding shares of Great Day, Inc. and Great Day Pharmacy, Inc. (collectively "Great Day") were acquired on December 4, 1999. These acquisitions were accounted for as purchases and the excess of the purchase price for these two acquisitions of $47.2 million over the fair value of assets and liabilities recorded was $32.2 million

These acquisitions have been accounted for as purchases and accordingly, the fair value of acquired assets and assumed liabilities are included in the accompanying Consolidated Balance Sheet as of March 25, 2000 at values representing an allocation of the purchase price.

On January 4, 1999, Spartan Stores acquired certain assets and assumed certain liabilities of Ashcraft's Market, Inc. ("Ashcraft's") for $17.3 milion in cash. Ashcraft's is an operator of eight retail grocery stores located primarily in mid-Michigan. The acquisition of Ashcraft's was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities are included in the accompanying Consolidated Balance Sheet at values representing an allocation of the purchase price. The excess of the purchase price over the fair value of assets and liabilities recorded was $5.9 million.

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

Pro Forma	March 31,	March 25,
(In thousands, except per share data)	2001	2000
Net sales	$3,819,664	$3,808,046
Earnings from continuing operations	27,168	16,896
Net earnings	27,575	18,099
Basic and diluted earnings per share:
Earnings from continuing operations	1.39	0.86
Net earnings	$1.41	$0.92

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

The following tables set forth the change in benefit obligation, change in plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for Spartan Stores' pension and post-retirement benefit plans. The accrued benefit costs are reported in the balance sheet under the caption "post-retirement benefits." For the year ended March 31, 2001, Spartan Stores changed the measurement date to December 31, 2000. The effect of changing the measurement date did not have a material impact on the consolidated financial statements.

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

Spartan Stores has a shareholder-approved stock bonus plan covering 668,000 shares of Spartan Stores common stock. Stock issued to employees under the stock bonus plan is appropriately accounted for in accordance with APB 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded based upon the market price of the stock as of the measurement date. Under the provisions of this plan, officers and certain key employees of Spartan Stores may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of stock worth thirty percent of the portion of the bonus they elect to receive in stock. At March 31, 2001, 372,373 shares remained unissued under the plan.

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

3.         Exhibits. The list of exhibits is amended by substituting Exhibits 23 and 24, as listed in the Exhibit Index attached hereto, for the previous Exhibits 23 and 24. All other information pertaining to this subsection is as set forth in the Original Filing.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spartan Stores, Inc. (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: May 24, 2002	By /s/ James B. Meyer*
James B. Meyer President, Chief Executive Officer and Chairman of the Board

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.

May 24, 2002	By:/s/ Alex J. DeYonker
Alex J. DeYonker Director

May 24, 2002	By:/s/ Elson S. Floyd, Ph.D.*
Elson S. Floyd, Ph.D. Director

May 24, 2002	By:/s/ Richard B. Iott*
Richard B. Iott Director

May 24, 2002	By:/s/ Joel A. Levine*
Joel A. Levine Director

May 24, 2002	By:/s/ James B. Meyer*
James B. Meyer Director

May 24, 2002	By:/s/ Elizabeth A. Nickels*
Elizabeth A. Nickels Director

May 24, 2002	By:/s/ Russell H. VanGilder, Jr.*
Russell H. VanGilder, Jr. Director

May __, 2002	By:
Gregory P. Josefowicz Director

May __, 2002	By:
Kenneth T. Stevens Director

May 24, 2002	By:/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer

May 24, 2002	By:/s/ Alex J. DeYonker
Alex J. DeYonker Attorney-in-Fact

SCHEDULE II

SPARTAN STORES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A DESCRIPTION	COLUMN B BALANCE AT BEGINNING OF YEAR	COLUMN C CHARGED TO COSTS AND EXPENSES	ADDITIONS CHARGED TO OTHER ACCOUNTS(A)	COLUMN D DEDUCTIONS(B)	COLUMN E BALANCE AT END OF YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended 3/27/99	$1,810,000	$1,534,842		$1,009,842	$2,335,000

Year ended 3/25/00	$2,335,000	$1,484,094		$1,405,094	$2,414,000

Year ended 3/31/01	$2,414,000	$789,526	$613,652	$1,057,178	$2,760,000

INSURANCE RESERVES:

Year ended 3/27/99	$15,799,160	$5,488,791		$7,123,887	$14,164,064

Year ended 3/25/00	$14,164,064	$8,093,990		$7,539,932	$14,718,122

Year ended 3/31/01	$14,718,122	$12,600,704	$4,932,182	$12,269,826	$19,981,182

(A)          Represents the allowances and reserves acquired through acquisitions
(B)          Represents the write-off of uncollectible accounts as it relates to the allowance for doubtful accounts and payments made as it relates to insurance reserves.

EXHIBIT INDEX

Exhibit Number	Document

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.