Form 10-K
period 2002-03-30
SPARTAN STORES INC
filed 2002-06-28
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 30, 2002.

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission File Number: 000-31127

SPARTAN STORES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction) of Incorporation or Organization)	38-0593940 (I.R.S. Employer Identification No.)

850 76th Street, S.W. P.O. Box 8700 Grand Rapids, Michigan (Address of Principal Executive Offices)	49518-8700 (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 14, 2002, was $76,585,955.

The number of shares of the registrant's common stock, no par value, outstanding at June 14, 2002, was 19,810,026 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12 and 13	Proxy Statement for Annual Meeting to be held August 7, 2002

Forward-Looking Statements

          The matters discussed in this Annual Report on Form 10-K include "forward-looking statements" about our plans, strategies, objectives, goals or expectations. These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans," "believes," "estimates," "intends" or is "optimistic" that a particular occurrence "may result," "could result" or "will likely result" or that a particular event "may occur," "could occur," or "will likely occur" in the future or similarly stated expectations. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K, there are many important factors that could cause actual results to differ materially. Our ability to strengthen our Ohio retail-store performance; improve sales growth; increase profit margin; reduce operating cost structures; and implement the other plans, strategies, objectives, goals or expectations described in this Annual Report will be affected by, among other factors, those discussed below, as well as changes in economic conditions generally or in the markets and geographic areas that we serve and adverse effects of the changing food and distribution industries.

          Anticipated future sales are subject to competitive pressures from many sources. Our retail grocery and grocery and convenience distribution businesses compete with many warehouse discount stores, supermarkets, pharmacies and product manufacturers. Additionally, future sales will be dependent on the number of retail stores that we own and operate and competitive pressures in the retail industry. Sales volumes in our convenience distribution segment may continue to be negatively impacted by increased cigarette prices. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

          Our operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: the integration of the business operations of our retail acquisitions and retail and distribution operations; future business acquisitions, including additional retail stores; difficulties in the operation of the current business segments; difficulties in the assimilation of acquired personnel, operations, systems or procedures; inability to realize synergies in the amounts or within the time frame expected by management; adverse effects on existing business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees for the acquired businesses; labor shortages, stoppages or disputes; business divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and loss of customers or suppliers.

          Our future interest expense and income also may differ from current expectations, depending upon, among other factors: the amount of additional borrowings necessary for retail store acquisitions and operations; changes in the interest rate environment; cigarette inventory levels; retail property sales; and the amount of fees received on delinquent accounts. The availability of our senior secured credit facility depends on continued compliance with the credit facility.

          Furthermore, events resulting from the terrorist attacks of September 11, 2001 and other acts of violence or war create considerable economic and political uncertainties which could have adverse effects on consumer buying behavior, fuel costs, shipping and transportation, product imports and other factors affecting our company and the grocery industry generally.

          This section is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this Annual Report.

PART I

Item 1.	Business

Overview

          Spartan Stores is a premier regional grocery retailer and grocery and convenience distributor, operating principally in Michigan and Ohio. We operate three primary business segments: retail grocery, grocery distribution and convenience distribution. We also operate a real estate segment. We are the ninth largest distributor to grocery stores in the United States and have been the largest distributor to grocery stores in Michigan for more than 10 years. We are also the sixth largest distributor to convenience stores in the United States. Our retail operations hold a #1 or #2 market share position in each of their key retail grocery markets of Greater Grand Rapids, northern Michigan and Greater Toledo. For the fiscal year ended March 30, 2002 ("fiscal 2002"), we generated net sales of $3.5 billion and we qualified as a Fortune 500 company in 2002.

          Established in 1917 as a cooperative, Spartan Stores converted to a for-profit business corporation in 1973. In our 85 years as a distributor, we have built a strong infrastructure and have developed extensive knowledge of the merchandising and marketing required for successful retail operations. In January 1999, we began to acquire retail grocery stores in our focused geographic regions. In August 2000, we acquired Seaway Food Town, a self-distributing operator of 47 supermarkets and 26 food/drug combination stores in northwestern and central Ohio and southeastern Michigan. This acquisition greatly increased our retail presence and resulted in the listing of our common stock on The Nasdaq Stock Market under the symbol "SPTN."

          We believe that the vertical integration of distribution and retail operations allows us to achieve improved distribution, transportation, merchandising and marketing, and increased purchasing power. In addition, this integration allows us to enhance the services we provide to both our company-owned stores and our independent grocery distribution customers. The large number of independent retail grocers in our markets (many of which are our customers) may offer continued consolidation opportunities. We believe that our experience and expertise in grocery distribution and retail operations provide us with the tools for successful integration of retail stores.

          Since the beginning of our transformation from a wholesale distributor to an integrated distributor and retailer in January 1999, we have made significant enhancements to the infrastructure of our grocery distribution and retail grocery segments and have taken many actions to fully integrate these operations and take advantage of the resulting efficiencies. In addition, we have assembled a management team with significant experience in food retailing and distribution.

Retail Grocery Segment

          Our retail grocery segment operates 100 retail grocery stores and 25 deep discount food/drug combination stores predominantly in small metropolitan and rural areas of Michigan and Ohio, and maintains the #1 or #2 market share position in each of our key retail grocery markets of Greater Grand Rapids, northern Michigan and Greater Toledo. Our retail grocery stores are operated under the banners Food Town, Family Fare Supermarkets, Glen's Markets, Great Day Food Centers, Prevo's Family

Markets and Ashcraft's Markets and our deep discount food/drug combination stores are operated under the banner The Pharm.

          According to our own estimates, the market shares of our retail stores are 38% in northern Michigan. According to the 2002 Market Scope from Trade Dimensions, the market shares of our retail stores are 24% in the Greater Toledo area and 23% in the Greater Grand Rapids area. We believe that our strong market share positions result from our distinct "neighborhood market" focus and the favorable name recognition from the local banner names we have acquired. Our neighborhood market strategy distinguishes our stores from supercenters and limited assortment stores by emphasizing convenient locations, demographically targeted merchandise selections, strong perishables offerings, customer service, value pricing and community involvement.

          We have acquired our stores as a result of six acquisitions since 1999:

Name	Location	Acquisition Date	Number of Stores Acquired	Current Number of Stores

Ashcraft's Markets	Central Michigan	January 1999	8	6
Family Fare Supermarkets	Western Michigan	March 1999	13	13
Glen's Markets	Northern Michigan	May 1999	23	23
Great Day Food Centers	Western Michigan	December 1999	3	3
Food Town/The Pharm	Ohio and southeastern Michigan	August 2000	73	70
Prevo's Family Markets	Northern and western Michigan	March 2001	10	10

			130	125

          Since the acquisitions, we have closed five stores as a result of our continual evaluation of store performance against chain-wide profitability benchmarks. We also relocated one store in Harrison, Michigan and changed that store's retail banner from Ashcraft's Markets to Glen's Markets to benefit from the strong name recognition of Glen's Markets in the region.

          Our 100 retail grocery stores typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, tobacco products, health and beauty care products, delicatessen items and bakery goods. Thirty-nine of our grocery stores also offer pharmacy facilities. In addition to nationally advertised products, the stores carry our private label items such as the "Spartan" brand, the "HomeHarvest" brand, which is our value brand label, and the "Bayberry Farms" brand, which is our premium private label brand. These private label items provide above-average retail margins and help to generate increased customer loyalty. See "Merchandising and Marketing--Private Label Brands." Our retail grocery stores range in size from approximately 16,000 to 60,000 square feet and average approximately 40,000 square feet per store.

          Our 25 deep discount food/drug combination stores, which operate under the banner The Pharm, offer a unique combination of a full-service pharmacy, general merchandise products and basic food offerings. These stores operate under a deep discount format that emphasizes everyday low prices that are typically less than a traditional supermarket or drug store. The Pharm stores range in size from approximately 10,000 to 50,000 square feet and average approximately 29,000 square feet per store. The Pharm stores also offer our successful value brand label, "Pharm."

          The following chart details the growth in the number of our retail stores from fiscal 1999 through fiscal 2002:

Fiscal Year	Number of Stores at Beginning of Fiscal Year	Stores Acquired or Added During Fiscal Year	Stores Closed During Fiscal Year	Number of Stores at End of Fiscal Year

1999	0	8	--	8
2000	8	39	--	47
2001	47	83	3	127
2002	127	--	--	127

Two stores were closed in early fiscal 2003.

          We pursue a disciplined acquisition strategy, including an extensive pre-acquisition due diligence process. Typical targets include our grocery distribution customers as well as other retail grocery stores that are supplied by competitors or that are self-distributing within the Great Lakes region, preferably in areas contiguous to our markets. Preferred targets are typically the #1 or #2 retailer in their market areas, ideally chains of 10 or more stores. However, we will consider smaller chains or single stores if they are in our existing markets.

          In fiscal 2002, we embarked on a multi-year remodeling program for our retail stores, with a goal of implementing a five-to-seven year remodeling cycle for each store. Maintenance capital expenditures are expected to approximate $10 to $15 million per year and expenditures for upgrades, remodeling and two to four new stores are expected to be approximately $20 to $25 million per year. We will evaluate projects based on demographics and competition within each market and prioritize projects based on their expected returns on investment. We generally target a 15% after-tax internal rate of return (IRR) hurdle for both new store expenditures and store remodeling projects. While we may undertake projects that do not meet this standard, we believe that focusing on such measures provides us with an appropriate level of discipline in our capital expenditures.

Grocery Distribution Segment

          Spartan Stores is the ninth largest distributor to grocery stores in the United States and the largest distributor to grocery stores in Michigan. We have been the largest distributor to grocery stores in Michigan for more than 10 years. Our grocery distribution segment provides more than 450 stores, including more than 330 independently owned grocery stores and our 125 company-owned stores, with a selection of approximately 40,000 products, including dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, and pharmacy and health and beauty care items. In addition, we offer our grocery distribution customers approximately 2,400 private label grocery and general merchandise items. Total distribution revenues, including shipments to our company-owned stores, were $1,941.8 million for fiscal 2002.

          The following chart provides information on our grocery distribution market share:

Market	Population	Market Position	Market Share

Greater Grand Rapids, Michigan(1)	1,920,000	1	47.0%
Flint, Michigan (2)	1,205,600	1	23.9%
Traverse City-Cadillac, Michigan	604,000	1	49.9%
Lansing, Michigan (2)	654,800	3	19.2%
Detroit, Michigan (2)	4,985,000	3	13.7%

Source: Trade Dimensions, DMA Market Definitions. Includes Spartan Stores distribution and retail.
(1) Includes Kalamazoo and Battle Creek, Michigan.
(2) Represents distribution markets only. We do not operate any retail stores in these markets.

          Customers. Our grocery distribution segment supplies our company-owned stores and a diverse group of independent grocery store operators that range from single stores to supermarket chains with as many as 21 stores. We offer our customers payment terms on a net six-day basis. Pricing is generally based upon a "cost plus" model for grocery, frozen, dairy, deli, bakery, pharmacy and health and beauty care items and a "variable mark-up" model for meat, produce, seafood, floral products and general merchandise.

          We do not believe that our success is dependent upon maintaining the grocery distribution business of any customer. Our ten largest grocery distribution customers (excluding company-owned stores) accounted for approximately 16.0% of our fiscal 2002 consolidated net sales, but no single grocery distribution customer accounted for more than 4.1% of our fiscal 2002 consolidated net sales.

          Distribution Functions. Our grocery distribution business utilizes approximately 2.5 million square feet of warehouse, distribution and office space. We supply our company-owned stores and our independent grocery distribution customers from our distribution centers located in Grand Rapids and Plymouth, Michigan and Toledo, Ohio. We believe that our distribution facilities are strategically located to serve our customers. During fiscal 2003, we plan to implement our network rationalization initiative, which involves shifting stock-keeping units (SKUs) within our distribution centers to create dedicated slow and fast-moving sections. We believe that this realignment will reduce our labor and inventory carrying costs when it is completed.

          To supply our grocery distribution customers, we operate a fleet of approximately 110 tractors, 200 conventional trailers and 175 refrigerated trailers, substantially all of which we lease. We are currently undertaking several initiatives to minimize our vehicles' outbound miles and increase inbound freight revenue based on our new logistics programs.

          In October 2001, we signed a five-year labor contract with our Grand Rapids grocery distribution center associates. The contract provides for improved work-rule flexibility which we believe will improve overall distribution center productivity and lead to a more efficient distribution operation. In addition, these union associates will share in rising healthcare and welfare benefit costs. Subsequent to the labor negotiations, we adopted a gain-share compensation program at our Grand Rapids grocery distribution center that provides for incentive-based compensation and has already resulted in improved productivity and reduced direct labor costs. Since October 2001, our shipping productivity, based on our engineered standards, has increased by 9.1% and our cases shipped per labor hour worked has increased by 6.3%. We plan to roll out this program to our other distribution centers in the near future.

          Additional Services. We also provide our independent grocery distribution customers with many value-added services, including:

•	Site identification and market analyses	•	Coupon redemption
•	Store planning and development	•	Product reclamation
•	Marketing, promotion and advertising	•	Printing
•	Technology and information services	•	Merchandising
•	Accounting and tax preparation	•	Real estate services
•	Human resource services

          Over the years, we have provided various types of financial support for our independent grocery distribution customers. We view such support as an important tool for cementing relationships with distribution customers, providing us with such benefits as minimum purchase commitments, rights of first refusal upon sales and rights to purchase. We maintain a conservative approach to entering into these financial supports. As of March 30, 2002, they included approximately $2.7 million of loan guarantees, $0.6 million of loans and $0.2 million per year in annual lease guarantees.

          Those of our independent grocery distribution customers with whom we have loan agreements, leases, guarantees or other agreements agree to purchase a minimum percentage of products from us for the term of the agreement. At March 30, 2002, we had such agreements with 24 customers covering 51 retail grocery stores with terms ranging from one to 15 years. The minimum purchase requirements under these agreements varied from approximately 41% to 55% of the total retail sales of the grocery stores covered by the agreements. For fiscal 2002, these stores had total retail sales of approximately $553 million and total distribution purchases from us of approximately $268 million. When combined with sales to our own stores, these sales approximate 51% of our total distribution sales volume.

Convenience Distribution Segment

          We are the sixth largest distributor to convenience stores in the United States. Our convenience distribution segment provides a broad selection of tobacco products, specialty foods, grocery products and other items to approximately 3,800 convenience stores and other retail locations in Michigan, Ohio, Indiana, Kentucky, Tennessee and Pennsylvania. We also service our company-owned retail stores out of our convenience distribution centers for certain items such as candy and tobacco products. In addition, we operate 12 cash and carry outlets in Michigan and Ohio serving an additional 2,800 stores.

          We provide our convenience distribution customers with services that range from a full-service program, including merchandising, marketing, advertising and information systems, to a customized program in which customers can order the products they desire at lower cost without the associated services. This differentiated approach allows us to target both large and small convenience store chains and provide them with a service offering program customized to their needs.

          Customers. Our typical customer's convenience store averages approximately 2,500 square feet and carries approximately 3,000 items. Approximately 50% of our convenience distribution segment's sales are to chains of two to 30 stores, 10% are to supermarkets and the remainder are to individually owned stores.

          We do not believe that our success is dependent upon maintaining the convenience distribution business of any one customer. Our ten largest convenience distribution customers (excluding company-

owned stores) accounted for approximately 4% of our fiscal 2002 consolidated net sales, but no single customer accounted for more than 1% of our fiscal 2002 consolidated net sales.

          Distribution Functions. Our convenience distribution business utilizes approximately 355,000 square feet of warehouse, distribution and office space. We supply our company-owned retail stores, other Spartan-served independent grocery stores and our convenience distribution customers using our fleet of approximately 47 straight trucks and 28 tractor-trailers (substantially all of which we lease) from our distribution centers located in Grand Rapids, Michigan, Gahanna (Columbus), Ohio and Louisville, Kentucky. We believe that our distribution facilities are strategically located to serve our convenience customers. Our distribution center personnel are non-unionized and are incentivized to maintain high productivity levels.

          We utilize our convenience distribution centers in tandem with our grocery distribution centers to increase efficiencies and reduce inventory levels. We have transferred all of our tobacco inventory and non-seasonal candy to our convenience distribution centers, with the transfer of Toledo candy to be complete by September 2002. We cross-dock these products for distribution to our grocery distribution customers. The consolidation of these products helps increase profitability as a result of reduced inventory levels while reducing transportation and distribution costs.

Real Estate Segment

          We own real estate totaling approximately 4.65 million square feet under roof, including 19 shopping centers and 17 freestanding locations. Approximately 2 million square feet is leased to customers that we supply and to other retailers. Each shopping center is substantially full and is anchored by a lease with a retail grocery store, all but one of which we supply. We also own non-operating real estate assets. Management estimates that the market value of our real estate is approximately $155 million and exceeds its book value by approximately $75 million.

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our retail grocery stores.

Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership

Ashcraft's Markets	6	Central Michigan	239,000	39,833	Leased

Family Fare Supermarkets	13	Western Michigan	520,000	40,000	Leased

Food Town	19	Northwestern and central Ohio and southeastern Michigan	774,000	40,737	Owned

Food Town	26	Northwestern and central Ohio and southeastern Michigan	1,162,000	44,692	Leased

Glen's Markets	23	Northern Michigan	844,000	36,696	Leased

Great Day Food Centers	3	Western Michigan	167,000	55,667	Leased

Prevo's Family Markets	9	Western and northern Michigan	286,000	31,778	Leased

Prevo's Family Markets	1	Northern Michigan	34,000	34,000	Owned
Total	100		4,026,000	40,260

          In addition to the stores listed above, we own a 65% interest in a joint venture that operates a grocery store of approximately 45,700 square feet located in southeastern Michigan.

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our deep discount food/drug combination stores.

Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership

Pharm Stores	5	Northwestern and central Ohio and southeastern Michigan	126,000	25,200	Owned

Pharm Stores	20	Northwestern and central Ohio	597,000	29,850	Leased
Total	25		723,000	28,920

          The following table lists the location, approximate size and ownership of the facilities used in our grocery distribution segment.

Facilities	Location	Square Feet	Ownership

Dry grocery	Grand Rapids	585,000	Owned
Perishables (refrigerated)	Grand Rapids	307,000	Owned
General merchandise	Grand Rapids	233,000	Owned
General office (including print shop)	Grand Rapids	127,000	Owned
Transportation and salvage	Grand Rapids	79,000	Owned
Warehouse and office	Grand Rapids	52,000	Leased
Dry grocery	Plymouth, MI	416,000	Leased
Reclamation center/support services	Charlotte, MI	80,000	Owned
Grocery and general merchandise	Toledo	16,000	Leased
Grocery and general merchandise	Toledo	133,000	Owned
Grocery and general merchandise	Toledo	516,000	Owned
Total		2,544,000

          The following table lists the location, approximate size and ownership of the facilities in our convenience distribution segment.

Facilities and Number of Distribution Centers	Locations	Square Feet	Ownership

Warehouse and office	Michigan	180,000	Owned
Transfer stations (8)	Indiana, Ohio, Pennsylvania and Tennessee	27,500	Leased
Distribution centers (2)	Kentucky and Ohio	172,500	Owned
Cash and carry distribution centers (10)	Michigan	206,000	Owned
Cash and carry distribution center	Michigan	9,000	Leased
Cash and carry distribution center	Ohio	17,600	Owned
Total		612,600

Operating Segment Financial Data

          More detailed information about our operating segments may be found in Note 14 to the consolidated financial statements included in Item 8 below.

Merchandising and Marketing

          Private Label Brands. We market and distribute approximately 2,400 highly recognized private label brand items under three tiers of exclusive store brands: (1) the "Spartan" brand, (2) value brands "HomeHarvest" and "Pharm" and (3) a premium brand, "Bayberry Farms."

          We believe that the Spartan brand product line, first introduced in 1954, is one of the most widely accepted and recognized brands in Michigan. Michigan consumers have come to expect high quality products from Spartan Stores at below national brand pricing. We believe that the Spartan brand is gaining consumer acceptance in our Ohio markets due to aggressive promotions, in-store couponing and product demonstrations.

          Our value brands, HomeHarvest and Pharm, have proven effective in combating limited assortment store competitors. These brands appeal to consumers who are looking for a consistent quality brand at a low price. Introduced in May 2001, the Bayberry Farms brand is positioned and marketed as a superior product in every category in which it has a presence.

          We believe that our private label brands promote customer loyalty and increase our retail margins. The private label brands typically sell at retail prices between 15 and 20% below the prices of targeted national brand products, while providing us with above-average retail gross margins. The target retail margins of the private label brands tend to be about 5% greater than similar national brand products.

          Although our private label brands have gained strong name recognition in our core markets, we are developing merchandising and marketing plans to increase their percentage of our sales. These plans include a new package design for the Spartan brand, focused in-store merchandising and further brand development of the HomeHarvest and Bayberry Farms product lines.

          Category Management Initiatives. We have recently implemented several category management initiatives to improve product selection and pricing. These initiatives include reducing inventory levels in distribution centers and store backrooms by consolidating slow-moving inventory, ensuring that no advertised merchandise is out of stock and emphasizing more locally preferred product offerings. We have also focused on more effective pricing programs and reducing our "shrink" and seasonal markdown losses by introducing improved perishable item tracking systems and adjusting our seasonal buying based on scan-based data which better reflect sales trends.

Competition

          Our company-owned stores and the independent retail grocery stores that we supply compete with, among others, other retail grocery stores, large chain stores that have integrated wholesale and retail operations, mass merchandisers, limited assortment stores and wholesale membership clubs, some of whom have greater resources than we do. The principal competitive factors in the retail grocery business include the location and image of the store; the price, quality and variety of the products; and the quality and consistency of service.

          We have developed and implemented strategies and processes to meet competition in our retail grocery segment. We monitor planned store openings by our competitors and have established strategies for proactively responding to new competition. Our goal is to have a comprehensive plan to address new competition in place six months prior to a competitor's opening. Strategies to combat competition vary based on many factors, such as the competitor's format, weaknesses, pricing and sales focus.

          Our retail and distribution segments operate in highly competitive markets and are characterized by low profit margins. Our grocery and convenience distribution segments compete with a number of national and regional distributors, some of whom have greater resources than we do. The primary competitive factors in the distribution segments include price, product quality and variety and service.

Suppliers

          We purchase products from a large number of national, regional and local suppliers of name brand and private label merchandise. We have not encountered any material difficulty in procuring or maintaining an adequate level of products to serve our customers. No single supplier accounts for more than 12% of our purchases.

Technology

          We invest in technology as a means of improving service to our customers and maximizing the efficiency of our operations. We have recently upgraded and standardized many of our systems across all of the companies we have acquired to provide better interactions among our segments and stores. These enhanced capabilities enable us to improve the service levels we provide our customers as well as reduce our costs. As a result of our technology investments, we believe that our systems are up-to-date and highly efficient.

          Our information technology strategy is organized around six functional uses:

          Retail Stores. We have recently implemented a common, standardized point-of-sale (POS) system across all of our retail grocery stores and deep discount food/drug combination stores. In addition, we have in place enhanced labor scheduling systems for our front-end associates and direct-store-delivery management system along with standard systems for our pharmacies.

          Retail Headquarters. Our customer loyalty card is backed by a marketing system to enable us to comprehensively analyze customer purchases. This will be backed by the installation of a POS-based data "warehouse" to support item profitability and price management.

          Supply Chain. Our warehouse management and other logistics systems enable common order management, warehouse withdrawal forecasting, in-bound traffic management and routing.

          Customer Relationship Management. In support of our independent grocery and convenience distribution customers, we have installed upgraded invoicing and billing software, order management, product catalog price management and promotion management.

          Financial. We maintain systems devoted to our accounts payable and receivables, warehouse and store receiving and consolidated financial reporting.

          Human Resources. We have consolidated all of these back office systems for our acquisitions onto one platform, covering benefits and administration, payroll, time and attendance, and human resource management.

Subsidiaries

          We conduct our grocery distribution business through a wholly owned subsidiary named Spartan Stores Distribution, LLC, and operate our company-owned retail grocery stores primarily through two wholly owned subsidiaries, Family Fare, LLC and Seaway Food Town, Inc. and their respective subsidiaries. We conduct our other business operations through a number of other wholly owned subsidiaries. L&L/Jiroch Company, J.F. Walker Company, Inc. and United Wholesale Grocery Company conduct our convenience distribution business. Market Development Corporation operates our real estate business.

Associates

          We currently employ approximately 11,900 associates, approximately 6,800 of which are full-time and approximately 5,100 of which are part-time.

          Unions represent approximately 38% of our associates, with contracts for 1,145 distribution center and transportation associates expiring between October 2003 and October 2006, and contracts for 3,379 retail associates expiring between March 2003 and March 2005. Contracts for 27 convenience distribution associates at our 12 cash and carry outlets expire by location from 2002 to 2006. Our convenience distribution center associates are not unionized. In October 2001, we signed a five-year labor contract with our key Grand Rapids grocery distribution center associates. The Plymouth, Michigan distribution center contract has also been renegotiated within the past twelve months.

          We consider our relations with our union and non-union associates to be satisfactory and have not had any work stoppages in the last five years.

Regulation

          We are subject to federal, state and local laws and regulations covering the purchase, handling, sale and transportation of our products. Various of our products are subject to federal Food and Drug Administration regulation. We believe that we are in substantial compliance with all Food and Drug Administration and other federal, state and local laws and regulations governing our businesses.

Forward-Looking Statements

          The matters discussed in this Item 1 include forward-looking statements. See "Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K.

Item 2.	Properties

          Information concerning the properties of Spartan Stores and its subsidiaries is set forth in Item 1 of this Annual Report on Form 10-K under the heading "Real Estate Segment" and is here incorporated by reference.

Item 3.	Legal Proceedings

          Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores and its subsidiaries. While the ultimate effect of such lawsuits and claims cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores. See Note 8 to the consolidated financial statements included in Item 8 below for a description of a lawsuit that was dismissed in the fourth quarter of fiscal 2002.

Item 4.	Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of Spartan Stores' shareholders during the fourth quarter of fiscal 2002 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

          Until August 2, 2000, there was no established public trading market for our securities. However, on August 2, 2000, Spartan Stores common stock began trading on the National Market System of The Nasdaq Stock Market under the trading symbol "SPTN."

          The following table sets forth the high and low sale prices for Spartan Stores common stock for the fiscal quarters indicated, all as reported by Nasdaq:

	High	Low
Fiscal Year Ended March 30, 2002:
First Quarter	$ 14.74	$ 9.19
Second Quarter	16.95	11.38
Third Quarter	13.66	10.79
Fourth Quarter	12.14	5.90

Fiscal Year Ended March 31, 2001:
Second Quarter*	$ 11.81	$ 5.34
Third Quarter	7.88	5.00
Fourth Quarter	11.50	6.00

*The second quarter of Spartan Stores' 2001 fiscal year ran from June 18, 2000 to September 9, 2000. However, as noted above, Spartan Stores common stock did not begin trading on Nasdaq until August 2, 2000.

          At June 14, 2002, there were approximately 882 record holders of Spartan Stores common stock.

          The amount of quarterly dividends for fiscal 2000 was $0.0125 per share of Spartan Stores Class A common stock. During fiscal 2001, we paid quarterly dividends of $0.0125 per share of Class A common stock for the first quarter, which ended on June 17, 2000, but did not pay any dividends for the other three quarters of that fiscal year. During fiscal 2002, we did not pay any dividends.

          We have not paid any dividends since the Seaway Food Town merger on August 1, 2000. The payment of future dividends will be determined by our board of directors. We anticipate that we will use any net earnings in our operations, to repay debt and to acquire additional retail operations, and that we will not pay any dividends for the foreseeable future.

          Our senior secured credit facility contains restrictions which materially limit our ability to pay future dividends and make a variety of other restricted payments. See the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 below for a more detailed discussion of these restrictions.

Item 6.	Selected Financial Data

          The following table provides selected historical consolidated financial information of Spartan Stores. The historical information of Spartan Stores was derived from its audited consolidated financial statements for and as of each of the five fiscal years ended March 28, 1998 through March 30, 2002. Fiscal 2001 was a 53-week year. Certain reclassifications have been made to the fiscal 1998 through fiscal 2001 selected financial data to conform to the fiscal 2002 presentation.

(In thousands, except per share data)

			Year Ended
	March 30, 2002	March 31, 2001 (A)	March 25, 2000	March 27, 1999	March 28, 1998

Statements of Earnings Data:
Net sales	$3,501,153	$3,505,923	$3,030,917	$2,655,854	$2,473,306
Cost of sales	2,904,865	2,960,582	2,643,490	2,397,818	2,234,165
Gross margin	596,288	545,341	387,427	258,036	239,141
Selling, general and administrative	557,580	483,879	344,993	224,580	215,468
Restructuring charge (credit) (B)	-	-	(4,521)	5,698	-
Interest expense, net	24,527	27,044	22,802	7,495	8,928
Other gains, net	(2,767)	(2,542)	(1,491)	(1,188)	(3,906)
Earnings before income taxes,
discontinued operations and
extraordinary item	16,948	36,960	25,644	21,451	18,651
Income taxes	5,610	13,925	9,653	7,909	6,710
Earnings before discontinued operations
and extraordinary item	11,338	23,035	15,991	13,542	11,941
Discontinued operations, net of taxes (C)	(1,491)	407	1,203	2,288	2,293
Extraordinary item, net of taxes	-	-	-	(1,031)	-
Net earnings	$9,847	$23,442	$17,194	$14,799	$14,234

Weighted average shares outstanding (D)	19,549	17,333	13,432	14,508	15,136
Earnings from continuing operations
per share	$.58	$1.33	$1.19	$.93	$.79
Basic earnings per share	.50	1.35	1.28	1.02	.94
Cash dividends per share	-	.0125	.05	.05	.05

Balance Sheet Data:
Total assets	$746,540	$801,543	$568,555	$521,546	$406,133
Property and equipment, net	268,315	285,988	178,591	158,348	161,112
Working capital	113,711	82,199	91,574	103,285	64,589
Long-term obligations	304,892	315,203	266,071	277,126	108,310
Shareholders' equity	231,492	218,413	126,007	121,062	114,192

(A)          See Note 3 to Consolidated Financial Statements
(B)          See Note 5 to Consolidated Financial Statements
(C)          See Note 4 to Consolidated Financial Statements
(D)          See Note 13 to Consolidated Financial Statements

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          Spartan Stores, Inc. is a premier regional grocery retailer and grocery and convenience distributor, operating principally in Michigan and Ohio. Spartan Stores was originally formed as a food distribution cooperative in 1917 but converted to a for-profit business corporation in 1973. We have historically focused on the distribution of groceries and related merchandise to independently owned stores. However, since January 1999, we have completed six acquisitions of grocery store chains. We operate three primary business segments: retail grocery, grocery distribution and convenience distribution. We also operate a real estate segment.

          Our retail grocery segment operates 100 retail grocery stores in Michigan and Ohio under the banners Food Town, Family Fare Supermarkets, Glen's Markets, Great Day Food Centers, Prevo's Family Markets and Ashcraft's Markets and 25 deep discount food/drug combination stores in Ohio and Michigan under the banner The Pharm. Our retail grocery stores average approximately 40,000 square feet and have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores.

          Our grocery distribution segment provides approximately 40,000 products and 2,400 private label grocery and general merchandise items to more than 450 stores, including more than 330 independently owned grocery stores and 125 company-owned stores. We also provide many value-added services to our grocery distribution customers, including advertising, merchandising and other administrative services.

          Our convenience distribution segment provides a broad selection of tobacco products, specialty foods, grocery products and other items to approximately 3,800 convenience stores and other retail locations in Michigan, Ohio, Indiana, Kentucky, Tennessee and Pennsylvania out of three distinct convenience distribution centers. We also operate 12 cash and carry outlets in Michigan and Ohio that serve approximately 2,800 additional stores.

          Our results of operations from period to period can be significantly impacted by fluctuations in the level of net sales between our business segments. Our retail grocery segment generally produces significantly higher gross margins as a percent of net sales than our distribution segments. However, our retail grocery segment also generally incurs significantly higher selling, general and administrative (SG&A) expenses as a percent of sales. The results of operations of our convenience distribution segment are also subject to significant fluctuations due to the effects of price increases in tobacco products, which generally significantly impact sales and also result in periodic inventory gains.

          The matters discussed in this Item 7 include forward-looking statements. See "Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as percents of net sales:

	Year Ended
	March 30, 2002	March 31, 2001	March 25, 2000
Net sales	100.0%	100.0%	100.0%
Gross margin	17.0	15.6	12.8
Less:
Selling, general and administrative expenses	15.9	13.8	11.4
Interest expense	0.8	0.9	0.9
Interest income	(0.1)	(0.1)	(0.1)
Other, net	(0.1)	(0.1)	(0.2)
Total	16.5	14.5	12.0
Earnings before income taxes and
discontinued operations	0.5	1.1	0.8
Income taxes	0.2	0.4	0.3
Net earnings	0.3%	0.7%	0.6%

          Results of Operations for the Fiscal Year Ended March 30, 2002 Compared to the Fiscal Year Ended March 31, 2001

          Net Sales. Net sales decreased $4.7 million, or 0.1%, from $3,505.9 in fiscal 2001 to $3,501.2 million in fiscal 2002.

          Fiscal 2002 consisted of 52 weeks compared with 53 weeks in fiscal 2001. Excluding the estimated effect of an early Easter holiday during fiscal 2002 and the 53rd week of sales in fiscal 2001, net sales would have increased 1.5%, from $3,440.9 million to $3,492.7 million.

          Net sales in our retail grocery segment increased $273.2 million, or 23.5%, from $1,160.6 million to $1,433.8 million. The increase reflects additional sales of $278.7 million from the merger with Seaway Food Town, Inc. ("Food Town") in the second quarter of fiscal 2001 and our acquisition of Prevo's Family Markets, Inc. ("Prevo's") in the fourth quarter of fiscal 2001. Excluding the 53rd week of sales in the prior year and the early Easter holiday in fiscal 2002, we estimate that sales would have increased $292.8 million, or 25.8%. Excluding the 53rd week of sales and the early Easter holiday in fiscal 2002, we estimate that same-store sales declined 3.2%. Same-store sales decreases are driven by increased competitive conditions in our Ohio markets, weak economic conditions in Michigan and a slow tourism season due to an uncharacteristically warm winter affecting the 37 stores in our tourism-dependent northern Michigan market.

          In response to the retail same-store sales declines, we have implemented plans to improve operations in our subsidiaries that operate retail grocery stores under the Food Town banner and deep discount food/drug combination stores under The Pharm banner in Ohio and southeastern Michigan. The plans focus on customers' in-store experiences, product offering, quality, selection and value, community involvement and quality of physical facilities. We continue to evaluate other acquisition opportunities in the retail grocery industry and, while currently focused on our operational performance, expect acquisitions to contribute to future sales growth.

          Net sales in our grocery distribution segment, after intercompany eliminations, declined $244.0 million, or 17.2%, from $1,422.5 million to $1,178.5 million. The decrease primarily resulted from our acquisition of a grocery distribution segment customer during fiscal 2001 (requiring the reclassification of $62.3 million of sales to that customer from our grocery distribution segment to our retail grocery segment), the loss of a customer in the second quarter of fiscal 2002 and the third quarter of fiscal 2001 totaling $114.6 million in sales for the comparable periods, a 53rd week of sales in fiscal 2001 which favorably affected sales in that year by an estimated $22.1 million, and declines in sales of grocery and general merchandise products due to current Michigan economic conditions and continued competitive market conditions. Partially offsetting the decrease were increases in sales of perishables of $12.1 million and an estimated increase in sales of $4.3 million as a result of the early Easter holiday in fiscal 2002.

          Net sales in our convenience distribution segment decreased $33.1 million, or 3.6%, from $915.2 million to $882.1 million. The decrease is the result of a 53rd week of sales in fiscal 2001, the impact of customers lost in fiscal 2001 and 2002, decreases in cigarette sales volume to grocery stores as a result of higher cigarette prices and the competition of discount tobacco stores and wholesale clubs, partially offset by cigarette price inflation and new business that we obtained in fiscal 2002. Excluding the 53rd week in the prior year, we estimate that net sales would have decreased $15.1 million, or 1.7%.

          Gross Margin. Gross margin increased by $51.0 million, or 9.4%, from $545.3 million to $596.3 million. As a percent of net sales, gross margin increased from 15.6% to 17.0%. The increase was primarily the result of the increase in retail grocery sales as a percent of consolidated net sales, from 33.1% in fiscal 2001 to 41.0% in fiscal 2002. This increase was partially offset by lower convenience distribution segment gross margin related to cigarette price increases and competitive pricing pressures. Additionally, we believe that declining economic conditions, layoff announcements and uncertain employment conditions caused many grocery customers to purchase lower margin food products.

          Selling, General and Administrative Expenses. SG&A expenses increased $73.7 million, or 15.2%, from $483.9 million to $557.6 million, and were 15.9% of net sales compared to 13.8% last year. The increase was primarily due to the increased sales of our retail grocery segment, which generates a higher SG&A expense percent than our distribution segments, and lower sales volumes, which resulted in less leveraging of existing infrastructure. Annualized savings of approximately $6 million have been realized due to synergies resulting from the Food Town merger.

          We signed a new labor agreement with our Grand Rapids warehouse associates and drivers in fiscal 2002. This agreement will allow improved work rule flexibility and is expected to result in reduced operating expenses in the future. In January 2002, as part of our continuing focus on reducing our operating costs, we announced a corporate restructuring which resulted in an approximate 5% reduction in corporate and administrative staff. Additionally, we plan to continue our efforts to lower our operating cost structure during fiscal 2003. In April 2002, a further reduction of approximately 50 administrative staff associates was made.

          Interest Expense. Interest expense decreased $4.4 million, or 14.3%, from $31.2 million to $26.8 million, and was 0.8% of net sales for fiscal 2002 compared to 0.9% for fiscal 2001. Total average borrowings increased to $333.6 million from $318.0 million for the prior year as a result of the Food Town and Prevo's acquisitions and borrowings on the revolving credit component of our senior secured credit facility, partially offset by debt repayments of $42.2 million. The effective borrowing rate (computed to take the effect of interest rate hedging into account) decreased to 8.02% at March 30, 2002 from 9.83% at March 31, 2001.

          Interest Income. Interest income was unchanged as a percentage of sales compared to fiscal 2001. In the second quarter of fiscal 2002, we received $0.4 million in interest related to federal income tax refunds for prior years' filings. Interest income has been adversely impacted by lower interest rates in fiscal 2002, our reduced excess cash due to acquisitions, and reduced marketable securities holdings due to the sale of our insurance segment (see "Discontinued Operations," below).

          Other, Net. Other, net remained fairly constant. During fiscal 2002, other, net consisted primarily of $2.1 million in sales of real estate and $1.4 million in sales of stock in both suppliers and a service provider. Partially offsetting these gains was an impairment loss of $1.0 million on certain assets. During fiscal 2001, other, net resulted primarily from $3.3 million in gains on sales of real estate, offset by an impairment loss of $1.1 million on certain technology-related equipment.

          Income Taxes. Our effective tax rate decreased from 37.6% for fiscal 2001 to 32.8% for fiscal 2002. During the second quarter of fiscal 2002, we reached a settlement with the Internal Revenue Service regarding certain deductions taken in prior years. The resulting refund reduced income tax expense by $0.7 million.

          Results of Operations for the Fiscal Year Ended March 31, 2001 Compared to the Fiscal Year Ended March 25, 2000

          Net Sales. Net sales increased by $475.0 million, or 15.7%, from $3,030.9 million in fiscal 2000 to $3,505.9 million in fiscal 2001. Fiscal 2001 consisted of 53 weeks compared with 52 weeks in fiscal 2000.

          Net sales in our retail grocery segment increased $620.5 million, or 114.9%, from $540.1 million in fiscal 2000 to $1,160.6 million in fiscal 2001. The increase reflects additional sales of $552.4 million from our acquisition of retail stores during the first and third quarters of fiscal 2000, the merger with Food Town in the second quarter of fiscal 2001, and our acquisition of Prevo's in the fourth quarter of fiscal 2001, as well as a 6.5%, or $68.1 million, increase in same-store sales. Same-store sales increases resulted primarily from improved marketing programs, better in-stock positions in acquired stores, expanded hours of operation at some stores and an aggressive advertising campaign in the third quarter of fiscal 2001.

          Net sales in our grocery distribution segment declined $143.3 million, or 9.2%, from $1,565.8 million to $1,422.5 million. The decrease primarily resulted from our acquisition of grocery distribution segment customers during fiscal 2000 and 2001 (requiring the reclassification of $70.6 million of sales to these customers from our grocery distribution segment to our retail grocery segment), the loss of a customer that generated sales of $71.5 million and declines in sales of grocery and general merchandise products due to continued competitive market conditions. Partially offsetting these declines were the 53rd week of sales in fiscal 2001, which added an estimated $22.1 million to sales in that year, and increases in sales of perishables and other direct sales.

          Net sales in our convenience distribution segment increased $0.5 million, or 0.1%, from $914.7 million to $915.2 million. The increase was the result of cigarette price inflation and a 53rd week of sales in fiscal 2001. Excluding the extra week of sales, our convenience distribution segment's sales declined as a result of increased competition in its markets and our acquisition of retail grocery stores that were convenience distribution segment customers with respect to tobacco products, candy and similar items (requiring the reclassification of $16.6 million of sales to these customers to our retail grocery segment).

          Gross Margin. Gross margin increased by $157.9 million, or 40.8%, from $387.4 million to $545.3 million. As a percent of net sales, gross margin increased from 12.8% to 15.6%. The increases reflect the increase in retail grocery sales from 17.8% of our consolidated net sales in fiscal 2000 to 33.1% in fiscal 2001, and improvements in the gross margins of our retail grocery and grocery distribution segments. These factors were partially offset by a 0.3% lower convenience distribution gross margin.

          Selling, General and Administrative Expenses. SG&A expenses increased by $138.9 million, or 40.3%, from $345.0 million to $483.9 million, and as a percent of net sales increased from 11.4% to 13.8%. The increase was primarily due to the increased sales of our retail grocery segment, which generates a higher SG&A expense percent than our distribution segments, and additional spending for promotional programs in certain markets.

          Interest Expense. Interest expense increased by $3.9 million, or 14.3%, from $27.3 million to $31.2 million. As a percent of net sales, interest expense was constant at 0.9%. Total average borrowings increased to $318.0 million from $283.5 million for the prior year, primarily as a result of the Food Town and Prevo's acquisitions. The effective borrowing rate (computed to take the effect of interest rate hedging into account) increased to 9.83% at March 31, 2001 from 9.63% at March 25, 2000.

          Interest Income. Interest income decreased slightly from fiscal 2000 due to cash used for retail acquisitions.

          Other, Net. Other, net of $2.5 million for fiscal 2001 consisted primarily of a $3.3 million gain on the sale of three real estate properties, partially offset by an impairment loss of $1.1 million on technology-related equipment in the grocery distribution segment.

Discontinued Operations

          During fiscal 2000, we sold all of the issued and outstanding shares of capital stock of Shield Benefit Administrators, Inc., a wholly owned subsidiary in our insurance segment. The gain on sale of $0.2 million was recognized in fiscal 2000.

          During the fourth quarter of fiscal 2001, we sold the insurance agency component of our insurance segment and approved a plan to discontinue the remaining operations of our insurance segment. Accordingly, results of operations of our insurance segment and the estimated net loss on disposal were recorded as discontinued operations.

          On December 31, 2001, we paid approximately $5 million to cede (transfer) a portion of our reinsurance loss portfolio to an unrelated third party. At that time, we also transferred the remaining underwriting, safety and claims components that had been previously retained to another unrelated third party. At March 30, 2002, we had approximately $6.6 million remaining in insurance reserves for open claims liabilities related to policies that were not ceded. We will remain obligated under these policies until all claims are closed and have retained an independent third party administrator to manage these claims. We have not retained any further insurance operations. As the timing and final terms of this transaction were different than initially anticipated, additional costs associated with discontinuing the operations of the insurance segment were recorded in fiscal 2002.

          All financial information in this Annual Report on Form 10-K has been adjusted for the discontinuance of the insurance segment.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance, closed store reserves, retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we will make adjustments as facts and circumstances dictate.

          We believe that the following represent the more critical estimates and assumptions used in the preparation of our consolidated financial statements.

          Insurance Reserves. We are primarily self-insured for workers' compensation and health care costs. Additionally, the discontinued insurance segment has provided commercial insurance coverage for fire and other casualties, liability, automobile, fidelity, theft, bonds, workers' compensation, business interruption and group health plans. We record substantially all of our insurance liabilities based upon actuarial computations using actual claims data and estimates of claims incurred but not yet reported. If a greater amount of claims is incurred compared to estimates or health care costs increase more than anticipated, recorded reserves may be insufficient and additional costs could be recorded in the consolidated financial statements.

          Asset Impairment. We review and evaluate long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, a discounted cash flow model is utilized to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices developed by certified valuation specialists. Estimates of future cash flows and expected sales prices are judgments based upon our experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, real estate market conditions and inflation.

          For stores to be closed that are subject to long-term lease commitments, reserves are recorded based upon the present value of remaining lease payments, net of estimated sublease recovery. If real estate and leasing markets change, additional reserves could be required.

          Discontinued Operations. The insurance segment is reflected as a discontinued operation in the consolidated financial statements. We have recorded estimates of expected liabilities to be incurred through their eventual discharge, which is expected to be several years in the future. The most significant liability remaining is for outstanding insurance claim loss reserves which have been actuarially determined.

Liquidity and Capital Resources

          Net cash provided by operating activities was $34.2 million in fiscal 2002, $56.9 million in fiscal 2001 and $52.5 million in fiscal 2000. The decrease in net cash provided by operating activities in fiscal 2002 is primarily the result of decreased net income and changes in working capital related to slower inventory turns. Net cash provided by operating activities increased in fiscal 2001 due to increased net income.

          Net cash used in investing activities was $16.3 million, $120.2 million and $32.8 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Cash used in investing activities decreased in fiscal 2002 primarily due to the acquisitions of Food Town and Prevo's in the prior year, offset partially by increased capital expenditures for the retail store remodeling campaign and systems integration during the current year. Cash used by investing activities increased in fiscal 2001 primarily due to increased capital expenditures and cash used for the acquisitions of Food Town and Prevo's.

          Net cash used in financing activities was $25.6 million for fiscal 2002 due primarily to debt repayments, partially offset by borrowings on the revolving credit component of our senior secured credit facility, other long-term borrowings and proceeds from the sale of common stock. Cash provided by financing activities was $48.5 million for fiscal 2001 due primarily to cash borrowed to finance the acquisitions of Food Town and Prevo's, partially offset by debt repayments. Net cash used in financing activities was $12.0 million in fiscal 2000 due primarily to debt repayments and purchases of our common stock.

          Our principal sources of liquidity are cash generated from operations and borrowings under a senior secured credit facility dated March 18, 1999, as amended. The credit facility consists of (1) a revolving credit facility in the amount of $100 million with a term of six years, (2) a term loan A in the amount of $100 million with a term of six years, (3) an acquisition facility in the amount of $75 million with a term of seven years and (4) a term loan B in the amount of $150 million with a term of eight years. At March 30, 2002, $286.5 million was outstanding under the credit facility. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, income taxes, depreciation and amortization, as defined in the credit facility. The credit facility contains covenants that include the maintenance of certain financial ratios. At March 30, 2002, Spartan Stores was in compliance with the credit facility covenants. On September 14, 2002, certain of the financial covenants will become more restrictive. Spartan Stores anticipates that it may not be able to comply with the more restrictive senior debt to EBITDA (as defined) covenant in fiscal 2003. However, management believes that it has the ability to renegotiate its covenants and, if needed, secure alternative sources of available financing.

          The credit agreement which governs our senior secured credit facility also limits our ability to make "restricted payments." Payment of cash dividends and other restricted payments are permitted only under conditions specified and are limited to amounts determined under specific and detailed formulas and allowances provided in the bank credit agreement, which is filed as an exhibit to this Form 10-K. "Restricted payments" include cash dividends, as well as redemption of shares and a variety of other types of payments. As of the date of filing of this Form 10-K, payment of cash dividends in limited amounts would be permitted under the bank credit facility. The covenants in the bank credit agreement could prohibit or limit the amount of dividends in the future. We intend to use any net earnings in our operations, to repay debt, to acquire additional retail operations and to make restricted payments other than cash dividends. We do not anticipate paying any cash dividends for the foreseeable future, regardless of whether they are or are not permitted by the credit agreement.

          We have offered non-subordinated variable rate promissory notes to the public. The notes are offered in minimum denominations of $1,000 and may be issued by us at any time, although our credit facility restricts the total amount outstanding under the offering to approximately $15.0 million. The non-subordinated variable rate promissory notes are issued under a "shelf" registration statement filed with the Securities and Exchange Commission, effective February 26, 2001, which provides for the issuance of up to $100 million of debt securities. At March 30, 2002, approximately $13.1 million of these notes were outstanding.

          Our current ratio increased from 1.34 to 1.00 at March 31, 2001 to 1.62 to 1.00 at March 30, 2002 and working capital increased from $82.2 million at March 31, 2001 to $113.7 million at March 30, 2002.

          Our long-term debt to equity ratio at March 30, 2002 decreased to 1.28 to 1.00 from 1.41 to 1.00 at March 31, 2001. The decrease was primarily due to net income generated during the year and additional principal payments. Management continues to evaluate other acquisition opportunities, which could result in additional borrowings and additional leases being entered into if consummated, in turn increasing our leverage position.

          Our total capital structure includes borrowings under the senior secured credit facility, non-subordinated variable rate promissory notes, various other debt instruments, leases and shareholders' equity. Management believes that cash generated from operating activities and available borrowings under the credit facility will likely be sufficient to support operations under current circumstances.

The table below presents our significant contractual obligations as of March 30, 2002:

(In thousands)
Fiscal Year	Long-term Debt	Operating Leases	Total Contractual Obligations

2003	$25,948	$27,361	$53,309
2004	50,412	25,487	75,899
2005	42,811	23,536	66,347
2006	32,583	21,223	53,806
2007	161,332	18,597	179,929
Thereafter	8,047	93,659	101,706
Total	$321,133	$209,863	$530,996

Recent Accounting Pronouncements

          On April 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be reported on the balance sheets at fair value. If the derivative is designated as a cash-flow hedge, changes in fair value of the derivative are recorded in accumulated other comprehensive income (loss) ("AOCI") and recognized in the statements of earnings as realized. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. We recorded a cumulative transition adjustment loss of $1.6 million in AOCI on April 1, 2001 (net of related income tax of $0.8 million) and a current year loss of $0.9 million in AOCI (net of related income tax of $0.5 million) pertaining to our interest rate swaps in accordance with SFAS No. 133.

          The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of these statements became effective for us as of the beginning of fiscal 2003, and resulted in modifications relating to our accounting for intangible assets. Specifically, we ceased amortizing goodwill on March 31, 2002. For fiscal 2002, fiscal 2001 and fiscal 2000, total goodwill amortization was $4.1 million, $2.3 million and $2.2 million, respectively. Intangible assets with indefinite lives, including goodwill, are also subjected to new impairment testing criteria. As a result of adopting these statements, we recorded a cumulative effect of a change in accounting principle to recognize an impairment of goodwill in the retail grocery segment of approximately $42 million in the first quarter of fiscal 2003.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We have determined that our current policy for the impairment of long-lived assets is consistent with SFAS No. 144.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

          We are exposed to interest rate risk related to our outstanding debt and notes receivable from customers. The interest rate paid on a majority of our outstanding debt is vulnerable to changes in the prime rate, the federal funds rate or the Eurodollar rate. Interest received on notes receivable from customers is vulnerable to changes in the prime rate. We do not use financial instruments or derivatives for trading or speculative purposes.

          We manage interest rate risk on a portion of our debt through the use of interest rate swap agreements that are effective from June 30, 1999 to June 30, 2003. Under the terms of the agreements, we are protected against increases in interest rates from and after the date of the agreement in the initial aggregate notional amount of $162.5 million, which amount decreases in proportion to principal payments made on term loan A and term loan B under our senior secured credit facility. The aggregate notional amount will be $123.7 million at the end of the agreements' four-year term.

          The following table sets forth the maturities of our debt outstanding as of March 30, 2002:

(In thousands)

Fiscal Year	March 30, 2002

2003	$25,948
2004	50,412
2005	42,811
2006	32,583
2007	161,332
Thereafter	8,047
Carrying value at March 30, 2002	$321,133

Fair value at March 30, 2002	$319,628

Weighted average rate for fiscal 2002	$8.02%

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Spartan Stores, Inc.
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries as of March 30, 2002 and March 31, 2001 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended March 30, 2002. These financial statements are the responsibility of Spartan Stores' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 30, 2002 and March 31, 2001 and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Grand Rapids, Michigan
May 3, 2002

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries
(In thousands)

Assets	March 30, 2002	March 31, 2001

Current assets
Cash and cash equivalents	$13,903	$21,577
Marketable securities	10,370	21,978
Accounts receivable, net	84,533	87,565
Inventories	179,319	180,750
Prepaid expense	8,427	8,399
Deferred taxes on income	692	3,894
Total current assets	297,244	324,163

Other assets
Goodwill, net	155,243	155,737
Other, net	25,738	35,655
Total other assets	180,981	191,392

Property and equipment
Land and improvements	40,211	48,191
Buildings and improvements	203,105	200,826
Equipment	263,907	246,946
Total property and equipment	507,223	495,963
Less accumulated depreciation and amortization	238,908	209,975
Net property and equipment	268,315	285,988

Total assets	$746,540	$801,543

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)

Spartan Stores, Inc. and Subsidiaries
(In thousands)

Liabilities and Shareholders' Equity	March 30, 2002	March 31, 2001

Current liabilities
Accounts payable	$90,327	$113,828
Accrued payroll and benefits	26,624	37,158
Insurance reserves	17,263	20,840
Other accrued expenses	23,371	31,377
Current maturities of long-term debt	25,948	38,761
Total current liabilities	183,533	241,964

Deferred taxes on income	14,490	13,111

Other long-term liabilities	9,707	7,981

Postretirement benefits	12,133	12,852

Long-term debt	295,185	307,222

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; outstanding 19,766 and 19,262 shares	115,722	109,868
Preferred stock, no par value, authorized 10,000 shares; no shares outstanding	-	-
Accumulated other comprehensive loss	(2,622)	-
Retained earnings	118,392	108,545
Total shareholders' equity	231,492	218,413

Total liabilities and shareholders' equity	$746,540	$801,543

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)

	Year Ended
	March 30, 2002	March 31, 2001	March 25, 2000

Net sales	$3,501,153	$3,505,923	$3,030,917
Cost of goods sold	2,904,865	2,960,582	2,643,490
Gross margin	596,288	545,341	387,427

Other costs and expenses
Selling, general and administrative	557,580	483,879	344,993
Restructuring charge (credit)	-	-	(4,521)
Interest expense	26,760	31,243	27,294
Interest income	(2,233)	(4,199)	(4,492)
Other gains, net	(2,767)	(2,542)	(1,491)
Total other costs and expenses	579,340	508,381	361,783
Earnings before income taxes and discontinued operations	16,948	36,960	25,644
Income taxes	5,610	13,925	9,653
Earnings before discontinued operations	11,338	23,035	15,991
Discontinued operations
(Loss) earnings from discontinued insurance segment (less applicable taxes of ($804), $434 and $653)	(1,491)	806	1,203
Loss on disposal of insurance segment (less applicable taxes of $207)	-	(399)	-
(Loss) earnings from discontinued operations	(1,491)	407	1,203
Net earnings	$9,847	$23,442	$17,194

Basic and diluted earnings per share:
Earnings from continuing operations	$0.58	$1.33	$1.19
Net earnings	$0.50	$1.35	$1.28

Weighted average shares: Basic	19,549	17,333	13,432
Diluted	19,690	17,345	13,439

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)

		Shares Outstanding	Common Stock Amount	Class A Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance	March 28, 1999	10,844	$-	$21,689	$13,815	$-	$85,558	$121,062
Class A common stock transactions	Purchases	(1,225)	-	(2,451)	(2,908)	-	(10,320)	(15,679)
	Issuances	300	-	600	3,333	-	-	3,933
Net earnings		-	-	-	-	-	17,194	17,194
Cash dividends	$.05 per share	-	-	-	-	-	(503)	(503)
Balance	March 25, 2000	9,919	-	19,838	14,240	-	91,929	126,007
Class A common stock transactions	Purchases	(1)	-	(2)	(11)	-	-	(13)
	Issuances	53	-	105	596	-	-	701
Net earnings		-	-	-	-	-	23,442	23,442
Cash dividends	$.0125 per share	-	-	-	-	-	(125)	(125)
Stock dividend	.336 per share	3,351	-	6,701	-	-	(6,701)	-
Conversion to no par common stock		-	41,467	(26,642)	(14,825)	-	-	-
Common stock transactions	Purchases	(330)	(2,556)	-	-	-	-	(2,556)
	Issuances	6,270	70,957	-	-	-	-	70,957

Balance	March 31, 2001	19,262	109,868	-	-	-	108,545	218,413

Comprehensive income:
Net earnings		-	-	-	-	-	9,847	9,847
Other comprehensive
loss, net of tax:
Cumulative effect of change in accounting for interest rate swap agreements		-	-	-		(1,588)	-	(1,588)
Unrealized loss on securities		-	-	-	-	(36)	-	(36)
Minimum pension liability adjustment		-	-	-	-	(137)	-	(137)
Net loss on interest rate swap agreements		-	-	-	-	(861)	-	(861)

Total other comprehensive loss		-	-	-	-	(2,622)	-	(2,622)
Total comprehensive income								7,225

Common stock transactions	Purchases	(4)	(33)	-	-	-	-	(33)
Issuances		508	5,887	-	-	-	-	5,887
Balance	March 30, 2002	19,766	$115,722	$-	$-	$(2,622)	$118,392	$231,492

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries
(In thousands)

	Year Ended
	March 30, 2002	March 31, 2001	March 25, 2000
Cash flows from operating activities
Net earnings	$9,847	$23,442	$17,194
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	48,551	39,445	32,063
Postretirement benefits	(976)	2,135	516
Deferred taxes on income	3,805	2,001	1,759
Other, net	(2,739)	(929)	(5,860)
Change in operating assets and liabilities, net of acquisitions:
Marketable securities	11,552	(1,350)	430
Accounts receivable	2,909	8,554	(3,141)
Inventories	(448)	8,800	5,092
Prepaid expenses and other assets	319	(3,437)	1,642
Accounts payable	(23,500)	(13,011)	(3,534)
Accrued payroll and benefits	(10,534)	3,243	(243)
Insurance reserves	(3,577)	445	(47)
Other accrued expenses and other liabilities	(1,001)	(12,456)	6,608
Net cash provided by operating activities	34,208	56,882	52,479

Cash flows from investing activities
Purchases of property and equipment	(35,236)	(36,527)	(14,843)
Net proceeds from the sale of assets	19,213	11,981	5,114
Restricted cash	-	-	78,144
Acquisitions, net of cash acquired	(2,106)	(96,694)	(101,188)
Other	1,857	1,030	(19)
Net cash used in investing activities	(16,272)	(120,210)	(32,792)

Cash flows from financing activities
Proceeds from long-term borrowings	17,017	76,570	2,767
Repayment of long-term debt	(42,158)	(26,094)	(9,404)
Debt issuance costs	(1,242)	-	-
Proceeds from sale of common stock	806	701	3,933
Common stock purchased	(33)	(2,569)	(8,814)
Dividends paid	-	(125)	(503)
Net cash (used in) provided by financing activities	(25,610)	48,483	(12,021)

Net (decrease) increase in cash and cash equivalents	(7,674)	(14,845)	7,666
Cash and cash equivalents at beginning of year	21,577	36,422	28,756
Cash and cash equivalents at end of year	$13,903	$21,577	$36,422

See notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of Spartan Stores, Inc. and its subsidiaries ("Spartan Stores"). All significant intercompany accounts and transactions have been eliminated.

Company ownership: Prior to August 2, 2000, Spartan Stores' former Class A common stock was substantially owned by its grocery distribution customers. Effective August 2, 2000, Spartan Stores listed its common stock on the National Market System of The Nasdaq Stock Market under the trading symbol "SPTN." A description of Spartan Stores' business is included in Note 14 to these consolidated financial statements.

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

Fiscal year: Spartan Stores' fiscal year ends on the last Saturday of March. The fiscal years ended March 30, 2002 and March 25, 2000 consisted of 52 weeks. The fiscal year ended March 31, 2001 consisted of 53 weeks.

Fair value disclosures of financial instruments: Financial instruments include cash and cash equivalents, marketable securities, accounts and notes receivable, accounts and notes payable, long-term debt and interest rate swap agreements. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts and notes payable approximate fair value at March 30, 2002 and March 31, 2001 because of the short-term nature of these financial instruments. The fair value of marketable securities and the interest rate swap agreements are disclosed in Notes 6 and 7, respectively.

At March 30, 2002 the estimated carrying value of Spartan Stores' long-term debt (including current maturities) exceeded its fair value by approximately $1.5 million compared to $2.3 million at March 31, 2001. The estimated fair value was based on anticipated rates available to Spartan Stores for debt with similar terms and maturities. The unrealized pre-tax net loss on the interest rate swap agreements was $3.8 million at March 30, 2002 and $2.4 million at March 31, 2001.

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Marketable securities: In fiscal 2002, investments in marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses recorded as accumulated other comprehensive income (loss) ("AOCI") in shareholders' equity. In fiscal 2001, the fair value of investments in marketable securities approximated amortized cost.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable: Accounts receivable are shown net of allowances for credit losses of $3.9 million in fiscal 2002 and $2.8 million in fiscal 2001.

Inventory valuation: Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. If replacement cost had been used, inventories would have been $53.2 million and $53.9 million higher at March 30, 2002 and March 31, 2001, respectively. During fiscal 2002, fiscal 2001 and fiscal 2000, certain inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory carried at lower costs prevailing in prior years as compared with the costs of purchases in these years, the effect of which decreased the LIFO provision in fiscal 2002, fiscal 2001 and fiscal 2000 by $2.5 million, $1.8 million and $3.7 million, respectively.

Long-lived assets: Spartan Stores reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, a discounted cash flow model is utilized to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices developed by certified valuation specialists. Estimates of future cash flows and expected sales prices are judgments based upon Spartan Stores' experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, real estate market conditions and inflation.

In fiscal 2001, the grocery distribution segment recognized an impairment loss of $1.1 million on certain technology-related equipment. In fiscal 2000, Spartan Stores recognized an impairment loss of $1.1 million on property vacated by a lessee that is currently being marketed by the real estate segment. Spartan Stores also recognized a $1.3 million impairment loss in fiscal 2000 in connection with the discontinuance of a logistics software implementation in the convenience distribution segment. These impairment losses are recorded in other gains, net in the Consolidated Statements of Earnings. Additionally, Spartan Stores recognized an impairment loss on the write-down of long-lived assets and the present value of future lease payments at stores to be closed of $1.6 million in fiscal 2000, which was included in selling, general and administrative expenses in the Consolidated Statements of Earnings.

The real estate segment currently has one property that is held for sale with an expected closing date in fiscal 2003. The carrying amount of this property is $1.4 million and is included in land in the Consolidated Balance Sheets. Any gain or loss recorded on the sale will be recorded in other gains, net in the Consolidated Statements of Earnings.

Goodwill: Goodwill is comprised of amounts paid in excess of the fair value of acquired net assets and is amortized on a straight-line basis over the estimated period benefited of 40 years. Goodwill is shown net of accumulated amortization of approximately $9.0 million and $4.9 million at March 30, 2002 and March 31, 2001, respectively.

Other assets: Included in other assets are non-compete agreements, favorable terms on acquired leases and debt issuance costs which are being amortized over the terms of the related agreements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During fiscal 2002, fiscal 2001 and fiscal 2000, net gains of approximately $1.4 million, $0.2 million and $2.6 million, respectively, were recognized from the sale of stock held in suppliers and service providers accounted for by the cost method and are included in other gains, net in the Consolidated Statements of Earnings.

Property and equipment: Property and equipment are recorded at cost and depreciated over the shorter of the estimated useful lives or lease periods of the assets. Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation is computed using the straight-line and declining balance methods as follows:

Land and improvements	15 to 40 years
Buildings and improvements	3 to 40 years
Equipment	3 to 20 years

Software development costs are capitalized and amortized between three and five-year periods commencing as each system is implemented.

Insurance reserves: Insurance reserves include a provision for reported losses and incurred but not reported losses related to reinsurance policies which insure the run-off of retained risk associated with the discontinued insurance segment. Also included are provisions for workers' compensation, health and property insurance for which Spartan Stores is self-insured. Losses are recorded when reported and consist of individual case estimates. Incurred but not reported losses are actuarially estimated based on available historical information.

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

Revenue recognition: The retail grocery segment recognizes revenues from the sale of products at the point of sale. The grocery distribution and convenience distribution segments recognize revenues when products are shipped or ancillary services are provided. The real estate segment recognizes revenue according to the terms of the property leases.

Earnings per share: Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by increasing the weighted average number of common shares outstanding by the dilutive effect of the issuance of common stock for options outstanding under Spartan Stores' stock option plans.

Advertising costs: Spartan Stores' advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Advertising expenses were $10.8 million in fiscal 2002, $19.1 million in fiscal 2001 and $12.7 million in fiscal 2000.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive income: Comprehensive income is net earnings adjusted for the net loss on interest rate swap agreements including the cumulative effect of a change in accounting, unrealized gains and losses on securities and minimum pension liability, net of applicable income taxes.

New accounting standards: The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of these statements became effective for Spartan Stores as of the beginning of fiscal 2003, and resulted in modifications relating to Spartan Stores' accounting for intangible assets. Specifically, Spartan Stores ceased amortizing goodwill on March 31, 2002. For fiscal 2002, fiscal 2001 and fiscal 2000, total goodwill amortization was $4.1 million, $2.3 million and $2.2 million, respectively. Intangible assets with indefinite lives, including goodwill, are also subjected to new impairment testing criteria. As a result of adopting these statements, Spartan Stores recorded a cumulative effect of change in accounting principle to recognize an impairment of goodwill in the retail grocery segment of approximately $42 million in the first quarter of fiscal 2003.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Spartan Stores determined that its current policy for the impairment of long-lived assets is consistent with SFAS No. 144.

Reclassifications: Certain reclassifications have been made to the fiscal 2001 and fiscal 2000 financial statements to conform to the fiscal 2002 presentation.

Note 2

Cumulative Effect of a Change in Accounting Principle

Spartan Stores uses interest rate swap agreements that effectively convert a portion of variable rate debt to a fixed rate basis. These agreements are considered to be a hedge against changes in future cash flows. Accordingly, the interest rate swap agreements are included in other long-term liabilities in the Consolidated Balance Sheet as of March 30, 2002, and the related gain or loss on these contracts is deferred in shareholders' equity as a component of AOCI. There was no impact on earnings as all existing cash flow hedges are highly effective and, assuming the swap agreements continue to qualify as a hedge on the related debt, Spartan Stores expects no material impact on earnings in the next 12 months.

Spartan Stores recorded a cumulative transition adjustment loss of $1.6 million in AOCI on April 1, 2001 (net of related income tax of $0.8 million) and a current year loss of $0.9 million in AOCI (net of related income tax of $0.5 million) pertaining to its interest rate swap agreements in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Approximately $0.7 million of the after-tax transition adjustment loss recorded in AOCI was reclassified to interest expense during fiscal

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2002. Approximately $3.1 million is expected to be reclassified to interest expense in fiscal 2003 resulting from the amortization of the pre-tax unrealized loss on the interest rate swap agreements that is included in AOCI.

SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be reported on the balance sheets at fair value. If the derivative is designated as a cash-flow hedge, changes in fair value of the derivative are recorded in AOCI and recognized in the statements of earnings as realized. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

Note 3

Acquisitions

On March 4, 2001, Spartan Stores consummated a merger with Prevo's Family Markets, Inc. ("Prevo's"). Prevo's was a supermarket chain located in western and northern Michigan. The total purchase price of Prevo's was $36.1 million in cash. The excess of the purchase price over the fair value of assets and liabilities recorded was $26.1 million.

On August 1, 2000, Spartan Stores consummated a merger with Seaway Food Town, Inc. ("Food Town"). Food Town was a leading regional supermarket chain that operated supermarkets and deep discount drugstores predominantly in northwest and central Ohio and southeast Michigan. The purchase price of Food Town was $114.3 million, including cash of $36.2 million, the exchange of stock of $70.9 million, and a liability to dissenting shareholders of $7.3 million. At the date of the merger, 6.7 million shares of outstanding Food Town common stock were converted into the right to receive one share of Spartan Stores common stock and $5.00 in cash for each Food Town share. In addition, Spartan Stores received $0.5 million in cash and assumed certain liabilities of $85.7 million, which included $32.5 million of long-term debt, in conjunction with the Food Town merger. The holders of 443,300 shares of Food Town common stock provided notice of dissent from the merger. On September 17, 2001, Spartan Stores issued to the dissenting Food Town shareholders one share of Spartan Stores common stock and paid $4.75 for each share of the Food Town common stock held in aggregate by the dissenters in settlement of the dissenters' rights claims. The excess of the purchase price over the fair value of assets and liabilities recorded was $30.1 million.

The acquisitions of Food Town and Prevo's were accounted for as purchases and, accordingly, the acquired assets and assumed liabilities were included in the accompanying Consolidated Balance Sheets at fair market value. The excess of the purchase price over the fair value of Food Town's and Prevo's tangible assets and liabilities amounted to approximately $57.4 million and was assigned to goodwill. Of the total purchase price of Prevo's, $1.0 million is being held as contingent consideration until the related contingencies are discharged.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On May 19, 1999, Spartan Stores acquired certain assets and assumed certain liabilities of Glen's Market, Inc., Catt's Realty Co. and Glen's Pharmacy, Inc. (collectively, "Glen's") for $92.4 million in cash and assumed $13.0 million in debt. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets and liabilities recorded was $64.3 million.

All of the issued and outstanding shares of Family Fare, Inc., Family Fare Management Services, Inc. and Family Fare Trucking, Inc. (collectively "Family Fare") were acquired on March 29, 1999. All of the issued and outstanding shares of Great Day, Inc. and Great Day Pharmacy, Inc. (collectively "Great Day") were acquired on December 4, 1999. These acquisitions were accounted for as purchases and the excess of the purchase price for these two acquisitions of $47.2 million over the fair value of assets and liabilities recorded was $32.2 million.

All of the acquisitions discussed above have been accounted for as purchases and, accordingly, the fair value of acquired assets and assumed liabilities are included in the accompanying Consolidated Balance Sheets.

The Consolidated Statements of Earnings for fiscal 2002, fiscal 2001 and fiscal 2000 include the operations of each of the acquisitions from the date of purchase. The following unaudited pro forma information presents summary consolidated statement of earnings data of Spartan Stores as if the acquisitions had occurred as of March 26, 2000. These pro forma results are based on assumptions considered appropriate by management and include adjustments as considered necessary in the circumstances. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the acquisitions taken place on March 26, 2000, or which may be reported in the future.

Pro Forma	March 31,
(In thousands, except per share data)	2001
Net sales	$3,819,664
Earnings from continuing operations	$27,168
Net earnings	$27,575
Basic and diluted earnings per share:
Earnings from continuing operations	$1.39
Net earnings	$1.41

Note 4

Divestiture

On March 3, 2000, Spartan Stores sold all of the issued and outstanding shares of capital stock of Shield Benefit Administrators, Inc. ("Shield Benefit"), a wholly owned subsidiary within Spartan Stores' insurance segment. The gain of $0.2 million was recognized in other gains, net in the Consolidated Statements of Earnings during fiscal 2000.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In January 2001, Spartan Stores approved a plan to discontinue the operations of the insurance segment. Accordingly, Spartan Stores reported the results of operations of the insurance segment and the estimated net loss on disposal as discontinued operations. Thus, amounts in the consolidated financial statements and related notes for all periods shown have been restated to reflect discontinued operations.

On December 31, 2001, Spartan Stores paid approximately $5 million to cede (transfer) a portion of its reinsurance loss portfolio to an unrelated third party. At that time, Spartan Stores also transferred the remaining underwriting, safety and claims component that had been previously retained to another unrelated third party. This transaction allowed Spartan Stores to reduce its outstanding letters of credit by $4.6 million. At March 30, 2002, Spartan Stores had approximately $6.6 million remaining in insurance reserves for open claims liabilities related to policies that were not ceded. Spartan Stores will remain obligated under these policies until all claims are closed and has retained an independent third party administrator to manage these claims. Spartan Stores has not retained any further insurance operations. Net loss from the insurance segment from the measurement date to March 30, 2002 totaled $1.0 million.

As of March 30, 2002, the remaining assets of the insurance segment totaling $23.7 million consisted primarily of cash, marketable securities and receivables; the remaining liabilities of $13.2 million consisted primarily of payables and insurance reserves.

During the fourth quarter of fiscal 2001, Spartan Stores sold the insurance agency component of its insurance segment. Spartan Stores recognized an estimated loss of $0.4 million on this sale.

Net sales for the discontinued insurance segment were $9.2 million, $13.6 million and $17.5 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. (Loss) earnings per share for the discontinued insurance segment were $(0.08), $0.02 and $0.09 for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Note 5

Restructuring Charge

In fiscal 1999, Spartan Stores' board of directors approved an initiative to replace its Plymouth, Michigan distribution center with a new multi-commodity distribution center. Accordingly, $6.5 million was accrued for contractual amounts to be paid under a collective bargaining agreement, severance pay and amounts due in connection with the withdrawal from the union pension plan. In fiscal 2000, because of the development of a significant commitment to the retail grocery segment and the potential for improved productivity at its Plymouth facility through negotiations with its collective bargaining workforce, Spartan Stores reconsidered its decision to close this facility and entered into a five-year lease agreement on the Plymouth distribution center. Therefore, Spartan Stores reduced the restructuring accrual by $5.6 million to reflect costs that no longer were expected to be incurred. Payments of $0.5 million and $0.4 million were made during fiscal 2001 and fiscal 2000, respectively, for related costs. No remaining accrual exists with respect to the previously planned closure of the Plymouth distribution center.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6

Marketable Securities

The amortized cost and estimated fair value of marketable securities available-for-sale as of March 30, 2002 is shown below.

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
(In thousands)

As of March 30, 2002:

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,474	$-	$167	$4,307
Debt securities issued by foreign governments, corporations and agencies	$5,951	$117	$5	$6,063
	$10,425	$117	$172	$10,370

In April 2002, approximately $9.0 million in marketable securities available-for-sale were sold. The proceeds received approximated amortized cost and were used to reduce outstanding long-term debt.

As of March 31,2001, amortized cost of marketable securities available-for-sale approximated estimated fair value.

The amortized cost of marketable securities as of March 30, 2002, by contractual maturity, is shown below:

(In thousands)

Due in one year or less	$2,289
Due after one year through five years	4,197
Due after five years through ten years	1,961
Due after ten years through fifteen years	1,978
$10,425

Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7

Notes Payable and Long-Term Debt

Spartan Stores' long-term debt consists of the following:

(In thousands)	March 30, 2002	March 31, 2001

Senior credit facility, Term Loan A, due
March, 2005, quarterly principal payments
of $5,000	$60,000	$80,000

Senior credit facility, Term Loan B, due
March, 2007, semi-annual principal payments
of $250	148,500	149,000

Senior credit facility, Acquisition facility,
due March, 2006, quarterly principal
payments of variable amounts	65,000	75,000

Senior credit facility, Revolving credit facility, due March 2005	13,000	-

Variable Rate Promissory Notes, unsecured,
due March 31, 2003, interest payable
quarterly at 1% below the prime rate	13,054	13,705

Other	21,579	28,278
	321,133	345,983
Less current portion	25,948	38,761
Total long-term debt	$295,185	$307,222

Spartan Stores has a $425.0 million senior secured credit facility dated March 18, 1999, as amended, consisting of (1) a revolving credit facility in the amount of $100.0 million with a term of six years, (2) a term loan A in the amount of $100.0 million with a term of six years, (3) an acquisition facility in the amount of $75.0 million with a term of seven years and (4) a term loan B in the amount of $150.0 million with a term of eight years. The credit facility provides for the issuance of letters of credit of which $13.0 million and $14.8 million were outstanding and unused as of March 30, 2002 and March 31, 2001, respectively. Interest rates payable on amounts borrowed under the credit facility are based on the prime rate, the federal funds rate or the Eurodollar rate, plus a stipulated margin. The term loan A facility bears interest at the 90-day Eurodollar rate plus 2.25% (4.8% at March 30, 2002), the term loan B facility bears interest at the 90-day Eurodollar rate plus 3.50% (5.5% at March 30, 2002) and the Acquisition facility bears interest at the 90-day Eurodollar rate plus 2.75% (5.1% at March 30, 2002).

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The credit facility contains covenants that include the maintenance of certain financial ratios, restrictions on additional indebtedness and payments of cash dividends and restricted payments. At March 30, 2002, Spartan Stores was in compliance with the credit facility covenants. On September 14, 2002, certain of the financial covenants will become more restrictive. Spartan Stores anticipates that it may not be able to comply with the more restrictive senior debt to EBITDA (as defined) covenant in fiscal 2003. However, management believes that it has the ability to renegotiate its covenants and, if needed, secure alternative sources of available financing. The credit facility is secured by substantially all of Spartan Stores' assets.

Spartan Stores manages interest rate risk on a portion of its debt through the use of interest rate swap agreements that expire on June 30, 2003. Under the terms of the agreements, Spartan Stores is protected against increases in interest rates from and after the date of the agreements in the initial aggregate notional amount of $162.5 million, which decreases in proportion to principal payments made on term loan A and term loan B. The aggregate notional amount will be $123.7 million at the end of the agreements' four-year term. The interest rate swap agreements converted a portion of the credit facility from a floating rate obligation to a fixed rate obligation. As of March 30, 2002, the net unrealized loss on the $136.5 million interest rate swap agreements was $3.8 million compared to a $2.4 million unrealized loss at March 31, 2001. The fair value of the interest rate swap agreements is the amount at which it could be settled based on estimates obtained from lending institutions.

The notional amount is used quarterly in the determination of cash settlements under the agreements. The interest rate swap agreements expose Spartan Stores to credit losses from counter-party nonperformance, although losses are not anticipated from the agreements, which are with a major financial institution. The interest rate swap agreements are accounted for on the accrual basis. Amounts to be paid or received under the agreements are recognized as interest expense or income in the period they accrue. Spartan Stores does not hold or issue interest rate swap agreements for trading purposes.

The weighted average interest rates for fiscal 2002, fiscal 2001 and fiscal 2000 were 8.02%, 9.83% and 9.63%, respectively.

At March 30, 2002, long-term debt was due as follows:

(In thousands)

Fiscal Year

2003	$25,948
2004	50,412
2005	42,811
2006	32,583
2007	161,332
Later	8,047

$321,133

Spartan Stores has offered non-subordinated variable rate promissory notes to the public. The notes are offered in minimum denominations of $1,000 and may be issued by Spartan Stores at any time, although

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spartan Stores' senior secured credit facility restricts the total amount outstanding under the offering to approximately $15.0 million. The non-subordinated variable rate promissory notes are issued under a "shelf" registration statement filed with the Securities and Exchange Commission, effective February 26, 2001, which provides for the issuance of up to $100 million of debt securities.

Note 8

Commitments and Contingencies

Spartan Stores has guaranteed payment of certain customers' indebtedness to financial institutions aggregating approximately $2.7 million at March 30, 2002. Spartan Stores also has guaranteed a lease of a customer which expires in 2017 with annual rental payments of $0.2 million. Spartan Stores charges an annual fee for each loan guarantee and lease guarantee and requires each customer receiving a guarantee to commit to minimum purchase requirements.

In June 20, 2000, an amended complaint was refiled in a Tennessee state court by individual plaintiffs on behalf of the state of Tennessee and its taxpayers against the leading cigarette manufacturers operating in the United States and certain wholesalers and distributors, including J.F. Walker Company, Inc., a subsidiary of Spartan Stores. This case was initially filed in May 1997 and was removed to the United States District Court for the Eastern District of Tennessee. In March 2002, this case was dismissed.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9

Leases

Rental expense under operating leases was $30.7 million, $27.7 million and $20.0 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Rental expense paid to a related party was $0.5 million, $0.3 million and $0.0 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Future minimum obligations under operating leases in effect at March 30, 2002 are as follows:

(In thousands)

Fiscal Year	Used in Operations	Subleased to Others	Total

2003	$25,962	$1,399	$27,361
2004	24,088	1,399	25,487
2005	22,128	1,408	23,536
2006	19,973	1,250	21,223
2007	17,421	1,176	18,597
Later	88,181	5,478	93,659

Total	$197,753	$12,110	$209,863

One of Spartan Stores' subsidiaries leases retail store facilities to non-related entities. Of the stores leased, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. Substantially all of the leases provide for minimum and contingent rentals based upon stipulated sales volumes.

Owned assets, included in property and equipment, which are leased to others are as follows:

(In thousands)	March 30, 2002	March 31, 2001

Land and improvements	$10,507	$13,889
Buildings	32,878	33,168
	43,385	47,057

Less accumulated depreciation	14,158	12,623

Net property	$29,227	$34,434

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum rentals to be received under operating leases in effect at March 30, 2002 are as follows:

(In thousands)

Fiscal Year	Owned Property	Leased Property	Total

2003	$4,746	$1,484	$6,230
2004	4,301	1,498	5,799
2005	4,065	1,498	5,563
2006	3,818	1,325	5,143
2007	3,550	1,267	4,817
Later	20,182	5,580	25,762
Total	$40,662	$12,652	$53,314

Note 10

Associate Retirement Plans

Spartan Stores' retirement programs include pension plans providing non-contributory benefits, salary reduction defined contribution plans and profit-sharing plans providing contributory benefits. Substantially all of Spartan Stores' associates not covered by collective bargaining agreements are covered by either a non-contributory cash balance pension plan ("Company Plan"), a defined contribution plan or both. Associates covered by collective bargaining agreements are included in multi-employer pension plans.

Spartan Stores' Company Plan benefit formula utilizes a cash balance approach. Under the cash balance formula, credits are added annually to a participant's "account" based on a percent of the participant's compensation and years of vested service at the beginning of each calendar year. Interest credits are also added annually to a participant's account based upon the participant's account balance as of the last day of the immediately preceding calendar year. Transition credits are also added to a participant's account until the year 2007 if certain age and years-of-service requirements are met. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act of 1976 (ERISA). Company Plan assets consist principally of common stocks and U.S. government and corporate obligations. At March 30, 2002 and March 31, 2001, Company Plan assets included shares of Spartan Stores common stock valued at $1.4 million and $1.8 million, respectively.

Matching contributions made by Spartan Stores to salary reduction defined contribution plans and contributions to profit sharing plans aggregated $4.6 million, $3.7 million and $3.0 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

In addition to the plans described above, Spartan Stores participates in several multi-employer and other defined contribution plans for substantially all associates covered by collective bargaining agreements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The expense for these plans aggregated approximately $8.8 million in fiscal 2002, $6.5 million in fiscal 2001 and $5.9 million in fiscal 2000.

The Multi-Employer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal from or termination of such plans. Separate actuarial calculations of Spartan Stores' position with respect to the multi-employer plans are not available.

Spartan Stores and certain subsidiaries provide health care benefits to retired associates who have at least 30 years of service or 10 years of service and have attained age 55, and who were not covered by collective bargaining arrangements during their employment ("covered associates"). Qualified covered associates that retired prior to March 31, 1992 receive major medical insurance with deductible and coinsurance provisions until age 65 and Medicare supplemental benefits thereafter. Covered associates retiring after April 1, 1992 are eligible for monthly postretirement health care benefits of $5 multiplied by the associate's years of service. This benefit is in the form of a credit against the monthly insurance premium. The balance of the premium is paid by the retiree.

The following tables set forth the change in benefit obligation, change in plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for Spartan Stores' pension and postretirement benefit plans. The accrued benefit costs are reported under the caption "postretirement benefits" in the Consolidated Balance Sheets. In fiscal 2002 and fiscal 2001, the measurement date was December 31. In fiscal 2000, the measurement date coincided with the end of the fiscal year.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands)	Pension Benefits		SERP Benefits		Postretirement Benefits
	March 30 2002	March 31, 2001	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001

Change in benefit obligation
Benefit obligation at beginning of year	$51,785	$47,698	$2,129	$1,436	$4,854	$4,460
Service cost	3,504	3,653	90	83	201	178
Interest cost	3,525	3,626	159	146	352	350
Plan amendments	21	-	15	-	32	-
Actuarial (gain) loss	(3,568)	1,459	182	505	77	207
Benefit paid	(5,144)	(4,651)	(122)	(41)	(366)	(341)

Benefit obligation at measurement date	$50,123	$51,785	$2,453	$2,129	$5,150	$4,854

Change in plan assets
Plan assets at fair value at beginning of year	$51,734	$58,772	$-	$-	$-	$-
Actual return on plan assets	(2,043)	(2,387)	-	-	-	-
Company contributions	3,431	-	122	41	366	341
Benefits paid	(5,144)	(4,651)	(122)	(41)	(366)	(341)

Plan assets at fair value at measurement date	$47,978	$51,734	$-	$-	$-	$-

Funding status	$(2,145)	$(51)	$(2,453)	$(2,129)	$(5,150)	$(4,854)
Unrecognized net loss (gain)	2,083	(1,273)	1,005	885	998	942
Unrecognized prior service cost	(5,029)	(5,430)	21	22	(1,091)	(1,186)
Unrecognized net transition obligation	21	26	-	-	-	-

Accrued benefit cost at measurement date	(5,070)	(6,728)	(1,427)	(1,222)	(5,243)	(5,098)
Contributions during fourth quarter	-	-	15	82	-	114
Accrued benefit cost at end of year	$(5,070)	$(6,728)	$(1,412)	$(1,140)	$(5,243)	$(4,984)

Weighted average assumptions at
measurement date
Discount rate	7.25%	7.50%	7.25%	7.50%	7.25%	7.50%
Expected return on plan assets	9.25%	9.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.75%	4.50%	4.75%	N/A	N/A

Components of net periodic benefit cost (In thousands)	Pension Benefits			SERP
	March 30, 2002	March 31, 2001	March 25, 2000	March 30, 2002	March 31, 2001	March 25, 2000

Service cost	$3,504	$3,653	$3,778	$90	$83	$56
Interest cost	3,525	3,626	3,228	158	146	103
Annual return on plan assets	(4,774)	(4,916)	(4,346)	-	-	-
Net amortization and deferral	(481)	(445)	(374)	78	78	55

Net periodic benefit cost	$1,774	$1,918	$2,286	$326	$307	$214

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of net periodic benefit cost (In thousands)	Postretirement Benefits
	March 30, 2002	March 31, 2001	March 25, 2000

Service cost	$201	$178	$210
Interest cost	352	350	338
Net amortization and deferral	(42)	(40)	(26)

Net periodic benefit cost	$511	$488	$522

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5% for fiscal 2002, fiscal 2001 and fiscal 2000. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by 1.14% and the periodic postretirement benefit cost by 0.9%. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation by 1.03% and periodic postretirement benefit cost by 0.64%.

Note 11

Taxes on Income

The income tax provision is summarized as follows:

(In thousands)	March 30, 2002	March 31, 2001	March 25, 2000

Currently payable	$2,167	$10,634	$6,952
Deferred	3,443	3,291	2,701

	$5,610	$13,925	$9,653

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2002	2001	2000

Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	0.6	1.2	0.7
Research and development credit	(4.3)	-	-
Other	1.5	1.4	1.8

Effective income tax rate	32.8%	37.6%	37.5%

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities resulting from temporary differences as of March 30, 2002 and March 31, 2001 are as follows:

(In thousands)
	2002	2001
Deferred tax assets:
Employee benefits	$11,188	$12,390
Accounts receivable	1,221	1,111
Other comprehensive loss	1,402	-
Insurance reserves	264	536
Research and development credit	-	1,309
Closed store reserve	2,161	1,950
All other	1,258	1,211
Total deferred tax assets	17,494	18,507
Deferred tax liabilities:
Depreciation	20,243	18,685
Inventory	8,606	6,980
All other	2,443	2,059
Total deferred tax liabilities	31,292	27,724

Net deferred tax liability	$(13,798)	$(9,217)

Note 12

Supplemental Cash Flow Information

Payments for interest and income taxes were as follows:

(In thousands)	2002	2001	2000

Interest	$25,558	$34,211	$17,850
Income taxes	$196	$14,614	$6,565

Note 13

Shareholders' Equity

On July 18, 2000, the shareholders approved a proposal to amend Spartan Stores' articles of incorporation and bylaws in connection with the merger with Food Town. As a result, each outstanding share of Spartan Stores Class A common stock, $2.00 par value, was converted into one share of Spartan Stores common stock, no par value.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On August 1, 2000, approximately 6.7 million shares of outstanding Food Town common stock were converted into the right to receive one share of Spartan Stores common stock and $5.00 in cash for each Food Town share. The holders of 443,300 shares of Food Town common stock provided notice of dissent from the merger. (In September 2001, the dissenters' rights claims were settled and the remaining shares of Food Town stock were converted into Spartan Stores common stock.) In addition, Spartan Stores declared a stock split pursuant to a stock dividend of 0.336 shares of Spartan Stores' common stock for each share outstanding immediately prior to the merger. Accordingly, per share amounts have been restated throughout the consolidated financial statements.

Spartan Stores has a shareholder-approved stock incentive plan covering 2,000,000 shares of Spartan Stores common stock. The plan provides for the granting of incentive stock options as well as non-qualified stock options, restricted stock and stock awards to directors, officers and other key associates. Spartan Stores accounts for stock option grants in accordance with SFAS No. 123, "Accounting For Stock-Based Compensation," and as allowed by this statement recognizes expense using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the fair market value at the date of grant. Options must be exercised within ten years of the date of grant. The authorization to grant options under the plan terminates on May 8, 2011.

The vesting of Spartan Stores' stock option grants range from immediately to four years from the date of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, Spartan Stores' net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

(In thousands, except per share data)
	2002	2001	2000

Net earnings -- as reported	$9,847	$23,442	$17,194
Net earnings -- pro forma	$8,949	$23,186	$17,164
Basic and diluted earnings per share -- as reported	$0.50	$1.35	$1.28
Basic and diluted earnings per share -- pro forma	$0.46	$1.34	$1.28

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Dividend yield	0.00%	0.00%	0.10%
Expected volatility	37.00%	37.00%	8.10%
Risk-free interest rate	4.38 -- 5.14%	4.95 -- 6.47%	6.00%
Expected life of option	6 yrs.	6 yrs.	10 yrs.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Options outstanding at March 28, 1999	42,752	$7.93
Granted	12,024	9.96	$5.78
Exercised	(2,672)	9.58

Options outstanding at March 25, 2000	52,104	$8.31
Granted	339,696	7.56	$3.07
Cancelled	(22,712)	9.02

Options outstanding at March 31, 2001	369,088	$7.58
Granted	628,500	13.73	$6.29
Cancelled	(97,834)	11.34

Options outstanding at March 30, 2002	899,754	$11.47

Options exercisable at March 30, 2002	152,416	$7.83

The following table sets forth options outstanding at March 30, 2002 by exercise price and remaining contractual life.
Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life Years

$6.29 -- 8.46	20,040	0.1 -- 5.2
5.84 -- 9.96	315,714	6.1 -- 8.9
10.25 -- 16.57	564,000	9.1 -- 9.5
$5.84 -- 16.57	899,754	8.82

Spartan Stores has a shareholder-approved stock bonus plan covering 300,000 shares of Spartan Stores common stock. Under the provisions of this plan, officers and certain key associates of Spartan Stores may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 30% of the portion of the bonus they elect to receive in stock. Stock issued under the stock bonus plan is accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded based upon the market price of the stock as of the measurement date. At March 30, 2002, 300,000 shares remained unissued under the plan.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spartan Stores has an associate stock purchase plan approved by the shareholders covering 200,000 shares of Spartan Stores common stock. The plan provides that associates of Spartan Stores and its subsidiaries may purchase shares at 85% of the fair market value. At March 30, 2002, no shares had been issued under the plan.

Spartan Stores has a long-term incentive plan covering 668,000 shares of Spartan Stores common stock. Under the provisions of this plan, stock is awarded to officers and certain key associates based on the achievement of board-established performance levels during rolling three-year performance periods. Spartan Stores terminated the long-term incentive plan with respect to the performance period beginning with fiscal 2002 and ending with fiscal 2004, as well as all subsequent performance periods. Participants in the plan will remain eligible to receive compensation based on the three-year performance period beginning with fiscal 2001. No amounts have been accrued and no shares have been issued under this plan to date.

On October 11, 2000, the board of directors adopted the Spartan Stores, Inc. Directors' Stock Purchase Plan covering 25,000 shares of Spartan Stores common stock. The plan provides that directors of Spartan Stores may elect to receive at least 25% and up to 100% of their director's fees in the form of Spartan Stores common stock. At March 30, 2002, 9,159 shares remained unissued under this plan.

Spartan Stores' Restated Articles of Incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the board of directors. At March 30, 2002, there were no shares of preferred stock outstanding.

Note 14

Operating Segment Information

Using the management approach as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Spartan Stores' operating segments are identified by products sold and customer profile and include retail grocery, grocery distribution, convenience distribution and real estate.

Consistent with management's decision to divest Spartan Stores' insurance segment and focus on its strategic retail grocery and distribution businesses, Spartan Stores classified its insurance segment as a discontinued operation. See Note 4 for further discussion.

Spartan Stores' retail grocery segment operates supermarkets and drug stores in Michigan and Ohio. Spartan Stores' retail grocery stores typically offer dry grocery, produce, dairy products, meat, floral, seafood, health and beauty care, cosmetics, delicatessen and bakery goods. Spartan Stores' larger stores also typically offer pharmacy services.

Spartan Stores' grocery distribution segment provides its own retail grocery segment and independent customers dry grocery, produce, dairy products, meat, frozen food, seafood, floral, general merchandise,

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tobacco, pharmacy and health and beauty care items. To supply its wholesale customers, Spartan Stores operates a fleet of tractors, conventional trailers and refrigerated trailers, substantially all of which are leased by Spartan Stores.

Spartan Stores' convenience distribution segment provides a selection of tobacco products, confections, specialty foods and other grocery products to convenience stores and other retail locations in Michigan, Ohio, Indiana, Kentucky, Tennessee and Pennsylvania. Spartan Stores also operates cash and carry warehouse outlets in Michigan and Ohio.

Spartan Stores' real estate segment owns shopping centers and free-standing retail locations. Spartan Stores leases these properties to grocery store customers supplied by Spartan Stores and to other retailers. In addition, Spartan Stores subleases sites to grocery store customers that it supplies.

Identifiable assets represent total assets directly associated with the various operating segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth, for each of the last three fiscal years, segment information:

(In thousands)
	2002	2001	2000
Net sales
Retail grocery	$1,433,840	$1,160,596	$540,068
Grocery distribution	1,178,476	1,422,548	1,565,803
Convenience distribution	882,120	915,242	914,757
Real estate	6,717	7,537	10,289

Total	$3,501,153	$3,505,923	$3,030,917

Restructuring charge (credit)
Grocery distribution	$-	$-	$(4,521)

Interest expense
Retail grocery	$20,166	$19,508	$14,419
Grocery distribution	3,101	6,759	7,741
Convenience distribution	2,183	2,830	2,685
Real estate	1,310	2,146	2,449

Total	$26,760	$31,243	$27,294

Interest income
Retail grocery	$(87)	$(32)	$(90)
Grocery distribution	(1,243)	(2,884)	(2,507)
Convenience distribution	(22)	(82)	(405)
Real estate	(881)	(1,201)	(1,490)

Total	$(2,233)	$(4,199)	$(4,492)

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands)	2002	2001	2000

Depreciation and amortization (excluding amortization of debt issuance costs)
Retail grocery	$29,982	$20,080	$10,925
Grocery distribution	13,248	13,934	14,559
Convenience distribution	2,066	2,471	2,663
Real estate	1,433	1,503	2,394

Total	$46,729	$37,988	$30,541

Earnings before income taxes and
discontinued operations
Retail grocery	$(6,039)	$7,718	$(3,706)
Grocery distribution	13,242	14,667	16,637
Convenience distribution	7,399	9,402	10,028
Real estate	2,346	5,173	2,685

Total	$16,948	$36,960	$25,644

Income taxes
Retail grocery	$(2,119)	$2,822	$(1,299)
Grocery distribution	4,146	5,890	6,278
Convenience distribution	2,728	3,376	3,734
Real estate	855	1,837	940

Total	$5,610	$13,925	$9,653

(Loss) earnings from discontinued operations
Insurance	$(1,491)	$407	$1,203

Capital expenditures
Retail grocery	$19,038	$19,702	$2,892
Grocery distribution	15,408	12,919	8,589
Convenience distribution	550	757	1,394
Real estate	228	3,126	1,563

Total	$35,224	$36,504	$14,438

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands)	2002	2001	2000

Total assets
Retail grocery	$498,783	$455,049	$203,270
Grocery distribution	908,901	588,117	426,340
Convenience distribution	82,824	83,297	80,949
Real estate	44,187	56,951	63,374
Discontinued operations -- Insurance segment	23,729	31,068	28,987
Less -- eliminations	(811,884)	(412,939)	(234,365)

Total	$746,540	$801,543	$568,555

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15

Quarterly Financial Information (unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. Common stock prices are shown beginning August 2, 2000 because Spartan Stores common stock was first listed on The Nasdaq Stock Market on that date. (See further discussion in Note 1.)

(In thousands, except per share data)

Fiscal 2002	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)

Net sales	$3,501,153	$764,763	$1,062,758	$841,124	$832,508
Gross margin	596,288	124,920	176,866	150,562	143,940
Earnings (loss) before income taxes and discontinued operations	16,948	(5,800)	32	13,885	8,831
Net earnings (loss)	9,847	(5,026)	54	9,216	5,603

Earnings (loss) from continuing operations per share:
Basic	0.58	(0.19)	0.00	0.49	0.29
Diluted	0.58	(0.19)	0.00	0.48	0.29

Net earnings (loss) per share:
Basic	0.50	(0.25)	0.00	0.48	0.29
Diluted	0.50	(0.25)	0.00	0.47	0.29

Common stock price:
High	16.95	12.14	13.66	16.95	14.74
Low	5.90	5.90	10.79	11.38	9.19

(In thousands, except per share data)

Fiscal 2001	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(53 weeks)	(13 weeks)	(16 weeks)	(12 weeks)	(12 weeks)

Net sales	$3,505,923	$865,617	$1,135,844	$782,320	$722,142
Gross margin	545,341	143,100	188,540	122,355	91,346
Earnings before income taxes and discontinued operations	36,960	4,452	11,695	15,124	5,689
Net earnings	23,442	3,399	7,303	8,995	3,745

Earnings from continuing operations per share:
Basic	1.33	0.17	0.36	0.55	0.28
Diluted	1.33	0.17	0.36	0.55	0.28

Net earnings per share:
Basic	1.35	0.18	0.37	0.55	0.28
Diluted	1.35	0.17	0.37	0.55	0.28

Common stock price:
High	11.81	11.50	7.88	11.81	-
Low	5.00	6.00	5.00	5.34	-

Item 9.	Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

          None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

          The information required by this item is incorporated herein by reference from the sections entitled "The Board of Directors," "Spartan Stores' Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 7, 2002.

Item 11.	Executive Compensation

          The information required by this item is incorporated herein by reference from the sections entitled "Executive Compensation" and "The Board of Directors" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 7, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

          The information required by this item (other than that set forth below) is incorporated herein by reference from the section entitled "Ownership of Spartan Stores Stock" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 7, 2002.

          The following table provides information about Spartan Stores' equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
________________	____________________	________________	___________________

Equity compensation plans approved by security holders (1), (3)	917,836	$11.37	1,925,337

Equity compensation plans not approved by security holders (2), (3)	0	Not applicable	668,000

Total	917,836	$11.37	2,593,337

(1) Consists of the Spartan Stores, Inc. 1991 Stock Option Plan, the Spartan Stores, Inc. 2001 Stock Incentive Plan, the Spartan Stores, Inc. 2001 Stock Bonus Plan, the Spartan Stores, Inc. Directors' Stock Purchase Plan and the Spartan Stores, Inc. 2001 Associate Stock Purchase Plan. The number of shares reflected in column (c) in the table above with respect to the 2001 Stock Bonus Plan and the Directors' Stock Purchase Plan (300,000 shares and 9,159 shares, respectively), represents shares that may be issued other than upon the exercise of an option, warrant or right. See Note 13 to the financial statements included in Item 8 above for a further discussion of these plans. With respect to the 2001 Associate Stock Purchase Plan, as of March 30, 2002, options to purchase an aggregate total of 18,082 shares of Spartan Stores common stock at an exercise price of $6.43 per share were outstanding and are reflected in column (a) in the table above. These 18,082 options were considered exercised subsequent to the end of fiscal 2002.

(2) Consists of the Spartan Stores, Inc. Long-Term Incentive Plan (the "LTIP"). The LTIP permits Spartan Stores to award shares of common stock to plan participants if certain corporate performance goals are achieved over a performance period. A "performance period" is a three-year period beginning on the first day of each of Spartan Stores' fiscal years during the term of the plan. A performance period starts at the beginning of each fiscal year. Spartan Stores terminated the LTIP with respect to the three-year performance period beginning with fiscal 2002 and ending with fiscal 2004, as well as all subsequent performance periods. However, participants in the LTIP are still eligible to receive compensation based on prior performance periods, although no shares have yet been issued under the LTIP.

(3) Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in Spartan Stores' capitalization.

Item 13.	Certain Relationships and Related Transactions

          The information required by this item is incorporated herein by reference from the section entitled "Executive Compensation--Certain Relationships and Related Transactions" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 7, 2002.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

Independent Auditors' Report of Deloitte & Touche LLP dated May 3, 2002

Consolidated Balance Sheets at March 30, 2002 and March 31, 2001

Consolidated Statements of Earnings for each of the three years in the period ended March 30, 2002

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 30, 2002

Consolidated Statements of Cash Flows for each of the three years in the period ended March 30, 2002

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

4.3

Non-Subordinated Indenture dated January 12, 2001 between Spartan Stores, Inc. and J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Trust Company, National Association). Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

4.4	Form of Subordinated Indenture. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

Exhibit Number	Document

4.5

Form of Spartan Stores, Inc. Non-Subordinated Variable Rate Promissory Notes due March 31, 2003. Previously filed as an exhibit to Pre-effective Amendment No. 2 to Spartan Stores' Registration Statement on Form S-3 filed February 21, 2001. Here incorporated by reference.

10.1

Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores Distribution, LLC. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.2*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.3*

Spartan Stores, Inc. Supplemental Executive Retirement Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 27, 1999. Here incorporated by reference.

10.4*	Spartan Stores, Inc. Long-Term Incentive Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.5*	Spartan Stores, Inc. 2000 Annual Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.6*

Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as Appendix B to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

10.7*

Spartan Stores, Inc. 2001 Stock Bonus Plan. Previously filed as Appendix C to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

10.8*	Spartan Stores, Inc. 2001 Associate Stock Purchase Plan, as amended.

10.9*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.10*	Spartan Stores, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

Exhibit Number	Document

10.11

Credit Agreement dated as of March 18, 1999 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent, NBD Bank, as Document Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K dated June 3, 1999. Here incorporated by reference.

10.12

Amendment No. 1 to Credit Agreement dated as of May 10, 1999 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.13

Amendment No. 2 to Credit Agreement dated as of June 19, 2000 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.14

Amendment No. 3 to Credit Agreement dated as of February 23, 2001 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.15

Amendment No. 4 to Credit Agreement dated as of April 23, 2001 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.16

Amendment No. 5 to Credit Agreement dated as of March 15, 2002 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent and certain other financial institutions as Lenders.

10.17

Amendment No. 6 to Credit Agreement dated as of June 13, 2002 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent and certain other financial institutions as Lenders.

Exhibit Number	Document

10.18*	Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers.

10.19*	Employment Agreement dated November 15, 2001, between Spartan Stores, Inc. and James B. Meyer.

10.20*	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers.

10.21*	Executive Severance Agreement dated November 15, 2001, between Spartan Stores, Inc. and James B. Meyer.

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

(b)          Spartan Stores filed the following Forms 8-K during the quarter ended March 30, 2002.

Date of Report	Filing Date	Item(s) Reported

January 29, 2002	January 29, 2002	This Form 8-K included a press release. No financial statements were included or required to be included in this Form 8-K.

February 4, 2002	February 5, 2002

This Form 8-K included a press release that reported Spartan Stores' financial results for the third quarter of fiscal 2002, which ended January 5, 2002. The press release included summary consolidated financial data for the quarters ended January 5, 2002 and December 30, 2000 and the year-to-date periods ended January 5, 2002 and December 30, 2000. The press release also contained balance sheet information as of January 5, 2002 and December 30, 2000.

February 6, 2002	February 6, 2002

This Form 8-K included presentation materials for use by Spartan Stores in presentations to analysts and other interested persons. The presentation materials contained certain information concerning Spartan Stores' sales and earnings during various periods, as well as selected balance sheet information as of January 5, 2002 and March 31, 2001.

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

SPARTAN STORES, INC. (Registrant)

Date:	June 28, 2002	By	/s/ James B. Meyer
James B. Meyer President, Chief Executive Officer and Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.

June 28, 2002	By	/s/ Alex J. DeYonker*
Alex J. DeYonker Director

June 28, 2002	By	/s/ Elson S. Floyd, Ph.D.*
Elson S. Floyd, Ph.D. Director

June 28, 2002	By	/s/ Richard B. Iott*
Richard B. Iott Director

June 28, 2002	By	/s/ Joel A. Levine*
Joel A. Levine Director

June 28, 2002	By	/s/ James B. Meyer
James B. Meyer Director

June 28, 2002	By	/s/ Elizabeth A. Nickels*
Elizabeth A. Nickels Director

June 28, 2002	By	/s/ Russell H. VanGilder, Jr.*
Russell H. VanGilder, Jr. Director

June 28, 2002	By	/s/ Gregory P. Josefowicz*
Gregory P. Josefowicz Director

June 28, 2002	By	/s/ Kenneth T. Stevens*
Kenneth T. Stevens Director

June 28, 2002	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer

June 28, 2002	*By	/s/ James B. Meyer
James B. Meyer Attorney-in-Fact

SCHEDULE II

SPARTAN STORES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

COLUMN A	COLUMN B	COLUMN C	ADDITIONS	COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS (A)	DEDUCTIONS (B)	BALANCE AT END OF YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended 3/25/00	$2,335	$1,484	$-	$1,405	$2,414

Year ended 3/31/01	$2,414	$790	$613	$1,057	$2,760

Year ended 3/30/02	$2,760	$2,574	$-	$1,403	$3,931

INSURANCE RESERVES:

Year ended 3/25/00	$14,164	$8,520	$-	$7,807	$14,877

Year ended 3/31/01	$14,877	$16,004	$5,444	$15,485	$20,840

Year ended 3/30/02	$20,840	$23,825	$-	$27,402	$17,263

(A)	Represents the allowances and reserves acquired through acquisitions
(B)	Represents the write-off of uncollectible accounts as it relates to the allowance for doubtful accounts and payments made as it relates to insurance reserves.

EXHIBIT INDEX

Exhibit Number	Document

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

4.3

Non-Subordinated Indenture dated January 12, 2001 between Spartan Stores, Inc. and J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Trust Company, National Association). Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

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

10.1

Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores Distribution, LLC. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.2*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.3*

Spartan Stores, Inc. Supplemental Executive Retirement Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 27, 1999. Here incorporated by reference.

10.4*	Spartan Stores, Inc. Long-Term Incentive Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.5*	Spartan Stores, Inc. 2000 Annual Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.6*

Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as Appendix B to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

10.7*

Spartan Stores, Inc. 2001 Stock Bonus Plan. Previously filed as Appendix C to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

10.8*	Spartan Stores, Inc. 2001 Associate Stock Purchase Plan, as amended.

10.9*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.10*	Spartan Stores, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.11

Credit Agreement dated as of March 18, 1999 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent, NBD Bank, as Document Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K dated June 3, 1999. Here incorporated by reference.

10.12

Amendment No. 1 to Credit Agreement dated as of May 10, 1999 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.13

Amendment No. 2 to Credit Agreement dated as of June 19, 2000 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.14

Amendment No. 3 to Credit Agreement dated as of February 23, 2001 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.15

Amendment No. 4 to Credit Agreement dated as of April 23, 2001 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.16

Amendment No. 5 to Credit Agreement dated as of March 15, 2002 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent and certain other financial institutions as Lenders.

10.17

Amendment No. 6 to Credit Agreement dated as of June 13, 2002 among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent and Collateral Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent and certain other financial institutions as Lenders.

10.18*	Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers.

10.19*	Employment Agreement dated November 15, 2001, between Spartan Stores, Inc. and James B. Meyer.

10.20*	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers.

10.21*	Executive Severance Agreement dated November 15, 2001, between Spartan Stores, Inc. and James B. Meyer.

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.