Form 10-Q
period 2002-06-22
SPARTAN STORES INC
filed 2002-08-06
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 22, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission File Number:  000-31127

SPARTAN STORES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-0593940 (I.R.S. Employer Identification No.)

850 76th Street, S.W. P.O. Box 8700 Grand Rapids, Michigan (Address of Principal Executive Offices)	49518 (Zip Code)

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

Yes X	No

As of August 1, 2002, the registrant had 19,855,840 outstanding shares of common stock, no par value.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SPARTAN STORES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (In thousands)
ASSETS	June 22, 2002	March 30, 2002
	(Unaudited)

Current assets:
Cash and cash equivalents	$7,346	$13,903
Marketable securities	1,565	10,370
Accounts receivable, net	83,783	84,533
Inventories	195,727	179,319
Prepaid expenses	10,573	8,427
Deferred income taxes	1,118	692
Total current assets	300,112	297,244

Other assets:
Goodwill, net	113,643	155,243
Other, net	25,805	25,738
Total other assets	139,448	180,981

Property and equipment, net	255,531	268,315

Total assets	$695,091	$746,540

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$99,961	$90,327
Accrued payroll and benefits	25,232	26,624
Insurance reserves	16,530	17,263
Other accrued expenses	31,318	23,371
Current maturities of long-term debt	32,658	25,948
Total current liabilities	205,699	183,533

Deferred income taxes	3,564	14,490
Postretirement benefits	12,640	12,133
Other long-term liabilities	21,210	9,707
Long-term debt	265,029	295,185

Shareholders' equity:
Common stock, voting, no par value; 50,000 shares
authorized; 19,810 and 19,766 shares outstanding	115,987	115,722
Preferred stock, non-voting, no par value;
10,000 shares authorized; no shares issued or outstanding	-	-
Accumulated other comprehensive loss	(3,677)	(2,622)
Retained earnings	74,639	118,392
Total shareholders' equity	186,949	231,492

Total liabilities and shareholders' equity	$695,091	$746,540

SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	First Quarter (12 Weeks) Ended
	June 22, 2002	June 23, 2001

Net sales	$765,621	$832,508
Cost of goods sold	637,212	688,568
Gross margin	128,409	143,940

Operating expenses
Selling, general and administrative	122,822	128,827
Provision for store closings and asset impairments	13,000	-
Total operating expenses	135,822	128,827

Operating (loss) income	(7,413)	15,113

Other costs and expenses
Interest expense	5,570	6,712
Interest income	(338)	(412)
Other gains, net	(8)	(18)
Total other costs and expenses	5,224	6,282

(Loss) earnings before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(12,637)	8,831

Income taxes	(4,257)	3,230

(Loss) earnings from continuing operations	(8,380)	5,601

Earnings from discontinued insurance segment (net of taxes)	4	2

(Loss) earnings before cumulative effect of a change in accounting principle	(8,376)	5,603

Cumulative effect of a change in accounting principle (net of taxes)	(35,377)	-

Net (loss) earnings	$(43,753)	$5,603

Basic and diluted earnings (loss) per share:
(Loss) earnings from continuing operations	$(0.42)	$0.29
Earnings from discontinued operations	-	-
Cumulative effect of a change in accounting principle	(1.79)	-
Net (loss) earnings	$(2.21)	$0.29

Weighted average shares outstanding:
Basic	19,795	19,283
Diluted	19,796	19,471

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In thousands)

	Shares Outstanding	Common Stock Amount	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

Balance -- April 1, 2001	19,262	$109,868	$-	$108,545	$218,413

Comprehensive income:
Net earnings	-	-	-	9,847	9,847
Other comprehensive loss, net of tax:
Cumulative effect of a change in accounting principle	-	-	(1,588)	-	(1,588)
Unrealized loss on securities	-	-	(36)	-	(36)
Minimum pension liability adjustment	-	-	(137)	-	(137)
Net loss on interest rate swap agreements	-	-	(861)	-	(861)
Total other comprehensive loss	-	-	(2,622)	-	(2,622)
Total comprehensive income					7,225

Common stock transactions:
Purchases	(4)	(33)	-	-	(33)
Issuances	508	5,887	-	-	5,887

Balance -- March 30, 2002	19,766	115,722	(2,622)	118,392	231,492

Comprehensive loss:
Net loss	-	-	-	(43,753)	(43,753)
Other comprehensive income (loss), net of tax:
Unrealized gain on securities	-	-	43	-	43
Net loss on interest rate swap agreements	-	-	(1,098)	-	(1,098)
Total other comprehensive loss	-	-	(1,055)	-	(1,055)
Total comprehensive loss					(44,808)

Common stock transactions:
Issuances	44	265	-	-	265

Balance -- June 22, 2002 (unaudited)	19,810	$115,987	$(3,677)	$74,639	$186,949

SPARTAN STORES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	First Quarter (12 Weeks) Ended
	June 22, 2002	June 23, 2001
Cash flows from operating activities:
Net (loss) earnings	$(43,753)	$5,603
Adjustments to reconcile net (loss) earnings to
net cash provided by operating activities:
Cumulative effect of a change in accounting principle	35,377	-
Provision for store closings and asset impairments	13,000	-
Depreciation and amortization	10,368	11,067
Postretirement benefits	507	480
Deferred taxes on income	(4,560)	(407)
Other gains, net	(8)	(18)
Change in operating assets and liabilities:
Marketable securities	8,872	7,472
Accounts receivable	750	(8,944)
Inventories	(16,408)	(10,623)
Prepaid expenses and other assets	(2,180)	(209)
Accounts payable	9,634	6,559
Accrued payroll and benefits	(1,392)	(6,086)
Insurance reserves	(733)	1,573
Other accrued expenses and other liabilities	10,056	10,859
Net cash provided by operating activities	19,530	17,326

Cash flows from investing activities:
Purchases of property and equipment	(2,351)	(5,877)
Net proceeds from the sale of assets	110	11
Acquisition costs	-	(3,066)
Other	312	(307)
Net cash used in investing activities	(1,929)	(9,239)

Cash flows from financing activities:
Net payments on Revolving Credit Facility	(13,000)	-
Proceeds from long-term borrowings	-	1,320
Repayment of long-term debt	(10,446)	(4,419)
Debt issuance costs	(977)	(276)
Proceeds from sale of common stock	265	735
Common stock purchased	-	(33)
Net cash used in financing activities	(24,158)	(2,673)

Net (decrease) increase in cash and cash equivalents	(6,557)	5,414
Cash and cash equivalents at beginning of period	13,903	21,577
Cash and cash equivalents at end of period	$7,346	$26,991

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

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis, except as disclosed in Note 2. These policies are presented in Note 1 to the Consolidated Financial Statements included in Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the Securities and Exchange Commission on June 28, 2002.

Certain reclassifications have been made to the fiscal 2002 financial statements to conform to the fiscal 2003 presentation.

Note 2
Cumulative Effect of a Change in Accounting Principle

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be applied to all business combinations after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets in a business combination. We adopted SFAS No. 141 on March 31, 2002. There was no material impact as a result of the adoption. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 will be recorded as a charge to current period earnings. SFAS No. 142 also requires that goodwill be assigned to reporting units based upon the expected benefits to be derived from synergies resulting from the business combination.

We adopted SFAS No. 142 on March 31, 2002. In accordance with the provisions of SFAS No. 142, goodwill of approximately $30.3 million previously included in the retail segment was assigned to the grocery distribution segment based upon the expected benefits to be realized by each segment. Under the transitional provisions of SFAS No. 142, goodwill was tested for impairment as of March 31, 2002. Each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined based on a valuation study which primarily considered the discounted cash flow method and comparable market values. As a result of the impairment testing, we recorded an impairment loss to reduce the carrying value of goodwill at the retail grocery segment by $41.6 million (prior to provision for tax benefit of $6.2 million) to its implied fair value. Impairment was due to a number of factors including operating performance and the impact of new competition. In accordance with SFAS No. 142, the impairment charge was reflected as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations for the first quarter of fiscal 2003.

Note 3
Goodwill and Other Intangible Assets

Spartan Stores' adoption of SFAS No. 142 eliminated the amortization of goodwill beginning in the first quarter of fiscal 2003.

The following table adjusts net (loss) earnings and (loss) earnings per share for the adoption of SFAS No. 142:

(in thousands, except per share data)	First Quarter (12 Weeks) Ended
	June 22, 2002	June 23, 2001
Net (loss) earnings:
Reported net (loss) earnings	$(43,753)	$5,603
Add:
Goodwill amortization, net of tax	-	693
Cumulative effect of a change in accounting principle, net of tax	35,377	-
Adjusted net (loss) earnings	$(8,376)	$6,296

Basic and diluted (loss) earnings per share:
Reported net (loss) earnings	$(2.21)	$0.29
Add:
Goodwill amortization, net of tax	-	0.04
Cumulative effect of a change in accounting principle, net of tax	1.79	-
Adjusted net (loss) earnings	$(0.42)	$0.33

Changes in the carrying amount of goodwill were as follows:

	Retail Grocery	Grocery Distribution	Total
Balance at March 30, 2002, net of accumulated amortization	$155,243	$-	$155,243
Allocation of goodwill upon adoption of SFAS No. 142	(30,300)	30,300	-
Impairment of goodwill recognized as a cumulative effect of a change in accounting principle	(41,600)	-	(41,600)
Balance at June 22, 2002	$83,343	$30,300	$113,643

The following table reflects the components of amortized intangible assets, included in other, net on the Condensed Consolidated Balance Sheets:

	June 22, 2002		March 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$7,613	$4,655	$7,613	$4,468
Favorable leases	2,954	1,000	2,954	953

Total	$10,567	$5,655	$10,567	$5,421

These intangible assets are amortized over the terms of the agreements (3 to 15 years) or the length of the leases (3 to 20 years). There are no expected residual values related to these intangible assets.

Amortization expense, excluding goodwill, was $.2 million for the quarters ended June 22, 2002 and June 23, 2001. Estimated amortization expense, excluding any future acquisitions, for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amortization Expense
2003	$911
2004	878
2005	540
2006	467
2007	375

Total	$3,171

Note 4
Store Closing and Asset Impairment Charges

During the quarter ended June 22, 2002, the retail grocery segment recognized an impairment loss of $5.3 million on long-lived assets at twelve stores to be closed. The carrying amount of the assets at these stores was approximately $8.0 million at June 22, 2002. Additionally, the retail grocery segment recognized a charge of $7.7 million on store lease exit costs which include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease recoveries. The stores are expected to be closed during the second and third quarters of fiscal 2003.

Note 5
Notes Payable and Long-Term Debt

On July 29, 2002, an amendment to the senior secured credit facility was approved by Spartan Stores' bank group. The credit facility dated March 18, 1999, as amended and restated July 29, 2002, consists of (1) a revolving credit facility in the amount of $75 million with a maximum term of six years from the date of the original credit facility, (2) a term loan A in the amount of $100 million with a maximum term of six years from the date of the original credit facility, (3) an acquisition facility in the amount of $75 million with a maximum term of seven years from the date of the original credit facility and (4) a term loan B in the amount of $150 million with a maximum term of eight years from the date of the original credit facility. Interest rates payable on amounts borrowed under the credit facility are based on the prime rate, the federal funds rate or the Eurodollar rate, plus a stipulated margin. Under the amended and restated credit agreement, the interest rates for the revolving credit facility increased by .50% for the revolving credit facility and term loan A and .75% for the acquisition facility and term loan B.

The amendment also resulted in the modification of certain covenants under the credit facility. Based upon current operating conditions, Spartan Stores anticipates that it will continue to be in compliance with its covenants in the current year.

Note 6
Operating Segment Information

The following tables set forth segment information in thousands.

	First Quarter (12 Weeks) Ended
	June 22, 2002 (Unaudited)	June 23, 2001 (Unaudited)
Net sales
Retail grocery	$308,877	$336,311
Grocery distribution	247,124	285,138
Convenience distribution	207,991	209,289
Real estate	1,629	1,770
Total	$765,621	$832,508

	First Quarter (12 Weeks) Ended
	June 22, 2002 (Unaudited)	June 23, 2001 (Unaudited)
Operating (loss) income
Retail grocery (fiscal 2003 includes $13 million provision for store closings and asset impairments)	$(15,332)	$6,408
Grocery distribution	4,373	5,419
Convenience distribution	2,333	2,485
Real estate	1,213	801
Total	$(7,413)	$15,113

	June 22, 2002 (Unaudited)	March 30, 2002
Total assets
Retail grocery	$476,533	$498,783
Grocery distribution	787,448	908,901
Convenience distribution	88,108	82,824
Real estate	73,369	44,187
Discontinued operations - insurance	14,627	23,729
Less -- eliminations	(744,994)	(811,884)
Total	$695,091	$746,540

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth our Consolidated Statements of Operations as percentages of net sales:

	First Quarter (12 Weeks) Ended
	June 22, 2002 (Unaudited)	June 23, 2001 (Unaudited)
Net sales	100.0%	100.0%
Gross margin	16.8	17.3
Operating expenses
Selling, general and administrative	16.1	15.4
Provision for store closings and asset impairments	1.7	-
Total operating expenses	17.8	15.4

Operating (loss) earnings	(1.0)	1.9

Other costs and expenses, primarily interest expense	0.7	0.8

(Loss) earnings before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(1.7)	1.1
Income taxes	(0.6)	0.4
Cumulative effect of a change in accounting principle	(4.6)	-
Net (loss) earnings	(5.7)%	0.7%

          Net Sales. Net sales decreased $66.9 million, or 8.0%, from $832.5 million for the quarter ended June 23, 2001 to $765.6 million for the quarter ended June 22, 2002.

          Net sales in our retail grocery segment decreased $27.4 million, or 8.2%, from $336.3 million to $308.9 million. Same-store sales declined 8.0% which was driven by increased competitive conditions in our Ohio markets, weak economic conditions in Michigan, a slow start to the summer tourism season affecting the 36 stores in our tourism-dependent northern Michigan market and an early Easter holiday in fiscal 2002. Adjusting for the early Easter holiday in fiscal 2002, same-store sales declined 6.7%.

          In response to the retail same-store sales declines, we have implemented plans to improve operations in our retail grocery segment. These plans focus on customers' in-store experiences, product offerings, quality, selection and value, community involvement and quality of physical facilities. These plans also include the addition of key managerial associates in our all regions, continued improvement in our category management techniques, introduction of additional local products, improved customer service training programs for our associates and continued implementation of our remodeling program.

          Net sales in our grocery distribution segment, after intercompany eliminations, declined $38.0 million, or 13.3%, from $285.1 million for the quarter ended June 23, 2001 to $247.1 million for the quarter ended June 22, 2002. The decrease resulted from the loss of a customer in the second quarter of fiscal 2002 totaling $13.7 million in sales for the comparable period, underperformance of our distribution marketing program which we believe restrained sales growth, and declines in sales of grocery and general merchandise products due to current Michigan economic conditions and continued competitive market conditions. Partially offsetting the decrease were increases in sales of perishables of $7.9 million. Our profitability improvement plans for this division include an increased focus on sales to existing customers, revisions to our pricing programs for certain product lines and continued efficiency enhancements.

          Net sales in our convenience distribution segment decreased $1.3 million, or 0.6%, from $209.3 million to $208.0 million. The decrease is the result of the impact of customers lost in fiscal 2002, decreases in cigarette sales volume to grocery stores as a result of higher cigarette prices and the competition of discount tobacco stores and wholesale clubs, partially offset by cigarette price inflation and new business that we obtained in fiscal 2002.

          Gross Margin. Gross margin decreased by $15.5 million, or 10.8%, from $143.9 million to $128.4 million. As a percent of net sales, gross margin decreased from 17.3% to 16.8%. The decline is primarily due to a higher mix of lower margin convenience store business and a more competitive environment for all our operating segments. Additionally, we believe that poor economic conditions, layoff announcements and uncertain employment conditions caused many grocery customers to purchase lower margin food products.

          We are continuing to improve our category management function by making additional changes to our merchandising efforts that will provide dedicated perishable and non-perishable merchants for our retail and distribution business segments. Through this effort, we expect to improve service to our customers in our retail and distribution segments by providing more strategically targeted product offerings. We are also studying changes to pricing strategies and believe that a change in pricing policy will help drive stronger customer traffic.

          Selling, General and Administrative Expenses. SG&A expenses decreased $6.0 million, or 4.7%, from $128.8 million to $122.8 million. As a percent of sales, SG&A expenses increased from 15.4% to 16.1%. The increase was primarily due to lower sales volumes, reducing leverage against fixed costs. Additionally, we recognized $.5 million in non-recurring charges related to the termination of the proposed high-yield, senior subordinated debt offering during the first quarter of fiscal 2003.

          Provision for Store Closings and Asset Impairments. During the first quarter of fiscal 2003, management made the decision to close twelve underperforming stores, ten in the Ohio market and two in the Michigan market. These stores are located in outlying geographic areas and do not meet our market share goals or present economical opportunities that will allow us to better serve our customers from other locations. As a result of this decision, asset impairments of $5.3 million and a store closing reserve of $7.7 million, included in other accrued expenses and other long-term liabilities on the Condensed Consolidated Balance Sheets, were recorded. The stores will be closed during the second and third quarters of fiscal 2003. Additionally, there will be residual pretax charges of approximately $2 million related to severance and inventory liquidation recorded as operating expenses in the remainder of fiscal

2003. We expect retail operating profits to improve by approximately $3 million annually from the store closings and produce $8 million in additional cash flow from inventory liquidations, which will be used to reduce related trade payables and bank debt, strengthening our financial position.

          Interest Expense. Interest expense decreased $1.1 million, or 17.0%, from $6.7 million to $5.6 million, and was 0.7% of net sales for the quarter ended June 22, 2002 compared to 0.8% for the corresponding period last prior year. Total average borrowings decreased to $309.4 million from $344.4 million in the corresponding period last year as a result of debt repayments. The debt reduction and lower interest rates drove this decrease in interest expense.

          Income Taxes. Our effective tax rate decreased to 33.7% for the quarter ended June 22, 2002 from 36.6% for the same period in the prior year. The federal tax provision for the current year net loss was recorded at 35%; however, this tax credit was decreased by 1.3% due to expenses related to state and city taxes recorded in the first quarter, bringing our effective tax rate to 33.7%.

Cumulative Effect of a Change in Accounting Principle

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be applied to all business combinations after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets in a business combination. We adopted SFAS No. 141 on March 31, 2002. There was no material impact as a result of the adoption. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 will be recorded as a charge to current period earnings. As a result of adopting these statements, we recorded a cumulative effect of a change in accounting principle to recognize an impairment of goodwill in the retail segment of $35.4 million, net of provision for tax benefit of $6.2 million.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, closed store reserves, retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances.

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

          Store Closings. For stores to be closed that are subject to long-term lease commitments, reserves are recorded based upon the present value of remaining lease payments, calculated using a risk-free interest rate, net of estimated sublease recovery. If real estate and leasing markets change in the future, additional reserves could be required.

Liquidity and Capital Resources

          Net cash provided by operating activities was $19.5 million for the quarter ended June 22, 2002 and $17.3 million for the same period in the prior year. The increase in net cash provided by operating activities in fiscal 2003 is primarily the result of an improvement in net current assets invested in operations. As a result of the twelve store closings, we expect an additional $8 million in cash flow from inventory liquidations, which will be used to reduce related trade payables and bank debt, strengthening our financial position.

          Net cash used in investing activities was $1.9 million and $9.2 million for quarters ended June 22, 2002 and June 23, 2001, respectively. Cash used in investing activities decreased in fiscal 2003 primarily due to decreased capital expenditures and no acquisition costs in the current year.

          Net cash used in financing activities was $24.2 million for the quarter ended June 22, 2002 due primarily to debt repayments and debt issuance costs, partially offset by proceeds from the sale of common stock. Cash used in financing activities was $2.7 million for the quarter ended June 23, 2001 due primarily to debt repayments, offset by proceeds from long-term borrowings and proceeds from the sale of common stock.

          Our principal sources of liquidity are cash generated from operations and borrowings under a senior secured credit facility dated March 18, 1999, as amended and restated July 29, 2002. The credit facility consists of (1) a revolving credit facility in the amount of $75 million with a maximum term of six years from the date of the original credit facility, (2) a term loan A in the amount of $100 million with a maximum term of six years from the date of the original credit facility, (3) an acquisition facility in the amount of $75 million with a maximum term of seven years from the date of the original credit facility and (4) a term loan B in the amount of $150 million with a maximum term of eight years from the date of the original credit facility. At June 22, 2002, $264.5 million was outstanding under the credit facility. Interest rates payable on amounts borrowed under the credit facility are based on the prime rate, the federal funds rate or the Eurodollar rate, plus a stipulated margin. Under the amended and restated credit agreement, the interest rates for the revolving credit facility increased by .50% for the revolving credit facility and term loan A and .75% for the acquisition facility and term loan B. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, income taxes, depreciation and amortization, as defined in the credit facility. The credit facility contains covenants that include the maintenance of certain financial ratios. At June 22, 2002, Spartan Stores was in compliance with the credit facility covenants as in effect prior to the amendment. The July 29, 2002 amended and restated agreement resulted in the modification of certain financial covenants. Based on current operating conditions, Spartan Stores anticipates that it will be able to comply with the modified covenants in the current year.

          The credit agreement which governs our senior secured credit facility also limits our ability to make "restricted payments." Payment of cash dividends and other restricted payments are permitted only under conditions specified and are limited to amounts determined under specific and detailed formulas and allowances provided in the credit agreement, which is filed as an exhibit to this Form 10-Q. "Restricted payments" include cash dividends, as well as redemption of shares and a variety of other types of payments. As of the date of filing of this Form 10-Q, payment of cash dividends in limited amounts would be permitted under the bank credit facility. The covenants in the bank credit agreement could prohibit or limit the amount of dividends in the future. We intend to use any net earnings in our operations to repay debt, to acquire additional retail operations and to make restricted payments other than cash dividends. We do not anticipate paying any cash dividends for the foreseeable future, regardless of whether they are or are not permitted by the credit agreement.

          We have offered non-subordinated variable rate promissory notes to the public. The notes are offered in minimum denominations of $1,000 and may be issued by us at any time, although our credit facility restricts the total amount outstanding under the offering to approximately $15.0 million. The non-subordinated variable rate promissory notes are issued under a "shelf" registration statement filed with the Securities and Exchange Commission, effective February 26, 2001, which provides for the issuance of up to $100 million of debt securities. At June 22, 2002, approximately $12.3 million of these notes were outstanding.

          Our current ratio decreased to 1.46 to 1.00 at June 22, 2002 from 1.62 to 1.00 at March 30, 2002 and working capital decreased to $94.4 million at June 22, 2002 from $113.7 million at March 30, 2002.

          Our long-term debt to equity ratio at June 22, 2002 increased to 1.42 to 1.00 from 1.28 to 1.00 at March 30, 2002. The increase was primarily due to the net loss generated as a result of the goodwill impairment charge and provision for store closings and asset impairments for the quarter, partially offset by additional principal payments. Management continues to evaluate other longer-term acquisition opportunities, which could result in additional borrowings and additional leases being entered into if consummated, in turn increasing our leverage position.

          Our total capital structure includes borrowings under the senior secured credit facility, non-subordinated variable rate promissory notes, various other debt instruments, leases and shareholders' equity. Management believes that cash generated from operating activities and available borrowings under the credit facility will likely be sufficient to support operations in the current year under current circumstances.

The table below presents our significant contractual obligations as of June 22, 2002:

Fiscal Year	Long-term Debt	Operating Leases	Total Contractual Obligations

2003	$ 24,530	$ 20,606	$ 45,136
2004	48,507	25,151	73,658
2005	41,479	23,191	64,670
2006	31,621	20,838	52,459
2007	143,503	18,200	161,703
Thereafter	8,047	93,176	101,223
Total	$ 297,687	$ 201,162	$ 498,849

Forward-Looking Statements

          The matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" about our plans, strategies, objectives, goals or expectations. These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans," "believes," "estimates," "intends," is "optimistic" or "confident" that a particular occurrence "may result," "could result" or "will likely result" or that a particular event "may occur," "could occur," or "will likely occur" in the future or similarly stated expectations. Accounting estimates, such as those used to determine insurance reserves, are inherently forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 30, 2002 and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to strengthen our Ohio retail-store performance; improve sales growth; increase profit margin; reduce operating cost structures; and implement the other plans, strategies, objectives, goals or expectations described in this Quarterly Report will be affected by, among other factors, those discussed below, as well as changes in economic conditions generally or in the markets and geographic areas that we serve and adverse effects of the changing food and distribution industries.

          Anticipated future sales are subject to competitive pressures from many sources. Our retail grocery and grocery and convenience distribution businesses compete with many warehouse discount stores, supermarkets, pharmacies and product manufacturers. Additionally, future sales will be dependent on the number of retail stores that we own and operate and competitive pressures in the retail industry generally and our geographic markets specifically. Sales volumes in our convenience distribution segment may continue to be negatively impacted by increased cigarette prices. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

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

          Furthermore, acts of violence or war create considerable economic and political uncertainties which could have adverse effects on consumer buying behavior, fuel costs, shipping and transportation, product imports and other factors affecting our company and the grocery industry generally.

          This section is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this Report.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

          There were no material changes in market risk of Spartan Stores in the period covered by this Report.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

There were no material changes in legal proceedings involving Spartan Stores or its subsidiaries in the period covered by this Report.

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

10.1

Amended and Restated Credit Agreement dated as of July 29, 2002 among Spartan Stores, Inc., ANB AMRO Bank N.V., as an Arranger, Syndication Agent, Collateral Agent and Administrative Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger, NBD Bank, as Documentation Agent, and certain other financial institutions as Lenders.

          (b)          Reports on Form 8-K: Spartan Stores filed the following Current Reports on Form 8-K during the 12 weeks ended June 22, 2002:

Date of Report	Filing Date	Item(s) Reported

June 5, 2002	June 5, 2002

This Form 8-K included a press release that Spartan Stores intended to make a private offering of approximately $200 million of Senior Subordinated Notes due 2012. No financial statements were included or required to be included in this Form 8-K.

May 8, 2002	May 9, 2002

This Form 8-K included a press release announcing Spartan Stores' 2002 fourth quarter financial results. It included a summary statement of earnings for that period and a summary balance sheet as of the end of that period.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: August 6, 2002	By /s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

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

10.1

Amended and Restated Credit Agreement dated as of July 29, 2002 among Spartan Stores, Inc., ANB AMRO Bank N.V., as an Arranger, Syndication Agent, Collateral Agent and Administrative Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger, NBD Bank, as Documentation Agent, and certain other financial institutions as Lenders.