Form 10-Q
period 2002-09-14
SPARTAN STORES INC
filed 2002-10-29
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 14, 2002.

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

As of October 24, 2002, the registrant had 19,923,886 outstanding shares of common stock, no par value.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SPARTAN STORES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

ASSETS	September 14, 2002	March 30, 2002

Current assets:
Cash and cash equivalents	$17,673	$13,903
Marketable securities	1,704	10,370
Accounts receivable, net	83,513	84,533
Inventories	184,608	179,319
Prepaid expenses	10,459	8,427
Deferred income taxes	1,854	692
Total current assets	299,811	297,244

Other assets:
Goodwill, net	113,643	155,243
Other, net	27,455	25,738
Total other assets	141,098	180,981

Property and equipment, net	246,445	268,315

Total assets	$687,354	$746,540

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$108,010	$90,327
Accrued payroll and benefits	25,347	26,624
Insurance reserves	16,788	17,263
Accrued taxes	26,911	14,517
Other accrued expenses	13,047	8,826
Current maturities of long-term debt	31,924	25,948
Total current liabilities	222,027	183,505

Deferred income taxes	2,848	14,490
Postretirement benefits	12,346	12,133
Other long-term liabilities	20,919	9,707
Long-term debt	242,248	295,213

Shareholders' equity:
Common stock, voting, no par value; 50,000 shares
authorized; 19,865 and 19,766 shares outstanding	116,156	115,722
Preferred stock, no par value;
10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(3,243)	(2,622)
Retained earnings	74,053	118,392
Total shareholders' equity	186,966	231,492

Total liabilities and shareholders' equity	$687,354	$746,540

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Second Quarter (12 Weeks) Ended
	September 14, 2002	September 15, 2001

Net sales	$796,736	$841,124
Cost of goods sold	667,035	690,562
Gross margin	129,701	150,562

Selling, general and administrative	127,569	133,038

Operating income	2,132	17,524

Other income and expenses
Interest expense	5,737	5,881
Interest income	(296)	(740)
Other gains, net	(2,464)	(1,502)
Total other income and expenses	2,977	3,639

(Loss) earnings before income taxes and discontinued operations	(845)	13,885

Income taxes	(328)	4,408

(Loss) earnings from continuing operations	(517)	9,477

Loss from discontinued insurance segment (net of taxes)	(69)	(261)

Net (loss) earnings	$(586)	$9,216

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.03)	$0.49
Loss from discontinued operations	-	(0.01)
Net (loss) earnings	$(0.03)	$0.48

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.03)	$0.48
Loss from discontinued operations	-	(0.01)
Net (loss) earnings	$(0.03)	$0.47

Weighted average shares outstanding:
Basic	19,857	19,317
Diluted	19,857	19,602

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Year-to-Date (24 Weeks) Ended
	September 14, 2002	September 15, 2001

Net sales	$1,562,357	$1,673,632
Cost of goods sold	1,304,247	1,379,129
Gross margin	258,110	294,503

Operating expenses
Selling, general and administrative	250,391	261,865
Provision for store closings and asset impairments	13,000	-
Total operating expenses	263,391	261,865

Operating (loss) income	(5,281)	32,638

Other income and expenses
Interest expense	11,307	12,593
Interest income	(634)	(1,152)
Other gains, net	(2,472)	(1,520)
Total other income and expenses	8,201	9,921

(Loss) earnings before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(13,482)	22,717

Income taxes	(4,585)	7,638

(Loss) earnings from continuing operations	(8,897)	15,079

Loss from discontinued insurance segment (net of taxes)	(65)	(260)

Net (loss) earnings before cumulative effect of a change in accounting principle	(8,962)	14,819

Cumulative effect of a change in accounting principle (net of taxes)	(35,377)	-

Net (loss) earnings	$(44,339)	$14,819

(Continued)

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
(In thousands, except per share data)
(Unaudited)

	Year-to-Date (24 Weeks) Ended
	September 14, 2002	September 15, 2001

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.46)	$0.78
Loss from discontinued operations	-	(0.01)
Cumulative effect of a change in accounting principle	(1.78)	-
Net (loss) earnings	$(2.24)	$0.77

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.46)	$0.77
Loss from discontinued operations	-	(0.01)
Cumulative effect of a change in accounting principle	(1.78)	-
Net (loss) earnings	$(2.24)	$0.76

Weighted average shares outstanding:
Basic	19,832	19,300
Diluted	19,832	19,549

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In thousands)

	Shares Outstanding	Common Stock Amount	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

Balance -- April 1, 2001	19,262	$109,868	$-	$108,545	$218,413

Comprehensive income:
Net earnings	-	-	-	9,847	9,847
Other comprehensive loss, net of tax:
Cumulative effect of a change in accounting principle	-	-	(1,588)	-	(1,588)
Unrealized loss on securities	-	-	(36)	-	(36)
Minimum pension liability adjustment	-	-	(137)	-	(137)
Net loss on interest rate swap agreements	-	-	(861)	-	(861)
Total other comprehensive loss	-	-	(2,622)	-	(2,622)
Total comprehensive income					7,225

Common stock transactions:
Purchases	(4)	(33)	-	-	(33)
Issuances	508	5,887	-	-	5,887

Balance -- March 30, 2002	19,766	115,722	(2,622)	118,392	231,492

Comprehensive loss:
Net loss	-	-	-	(44,339)	(44,339)
Other comprehensive income (loss), net of tax:
Unrealized gain on securities	-	-	106	-	106
Net loss on interest rate swap agreements	-	-	(727)	-	(727)
Total other comprehensive loss	-	-	(621)	-	(621)
Total comprehensive loss					(44,960)

Common stock transactions:
Issuances	99	434	-	-	434

Balance -- September 14, 2002 (unaudited)	19,865	$116,156	$(3,243)	$74,053	$186,966

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Year-to-Date (24 Weeks) Ended
	September 14, 2002	September 15, 2001
Cash flows from operating activities:
Net (loss) earnings	$(44,339)	$14,819
Adjustments to reconcile net (loss) earnings to
net cash provided by operating activities:
Cumulative effect of a change in accounting principle	35,377	-
Provision for store closings and asset impairments	13,000	-
Depreciation and amortization	20,735	22,584
Postretirement benefits	213	962
Deferred taxes on income	(6,246)	(535)
Other gains, net	(2,472)	(1,520)
Changes in operating assets and liabilities:
Marketable securities	8,829	7,013
Accounts receivable	771	(11,513)
Inventories	(5,289)	(13,489)
Prepaid expenses and other assets	(2,179)	(1,310)
Accounts payable	17,683	8,727
Accrued payroll and benefits	(1,277)	(6,301)
Insurance reserves	(475)	1,048
Accrued taxes	12,394	11,156
Other accrued expenses and other liabilities	6,609	4,633
Net cash provided by operating activities	53,334	36,274

Cash flows from investing activities:
Purchases of property and equipment	(4,395)	(15,256)
Net proceeds from the sale of assets	4,512	9,328
Acquisition costs	-	(2,106)
Other	607	(1,667)
Net cash provided by (used in) investing activities	724	(9,701)

Cash flows from financing activities:
Net payments on Revolving Credit Facility	(13,000)	-
Proceeds from long-term borrowings	-	1,443
Repayment of long-term debt	(34,858)	(16,238)
Debt issuance costs	(2,864)	(276)
Proceeds from sale of common stock	434	758
Common stock purchased	-	(33)
Net cash used in financing activities	(50,288)	(14,346)

Net increase in cash and cash equivalents	3,770	12,227
Cash and cash equivalents at beginning of period	13,903	21,577
Cash and cash equivalents at end of period	$17,673	$33,804

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

Note 2
Cumulative Effect of a Change in Accounting Principle and New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be applied to all business combinations after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets in a business combination. SFAS No. 141 was adopted on March 31, 2002. There was no material impact as a result of the adoption. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 will be recorded as a charge to current period earnings. SFAS No. 142 also requires that goodwill be assigned to reporting units based upon the expected benefits to be derived from synergies resulting from the business combination.

SFAS No. 142 was adopted on March 31, 2002. In accordance with the provisions of SFAS No. 142, goodwill of approximately $30.3 million previously included in the retail segment was assigned to the grocery distribution segment based upon the expected benefits to be realized by each segment. Under the transitional provisions of SFAS No. 142, goodwill was tested for impairment as of March 31, 2002. Each reporting unit was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined based on a valuation study which primarily considered the discounted cash flow method and comparable market values. As a result of the impairment testing, an impairment loss was recorded to reduce the carrying value of goodwill at the retail grocery segment by $41.6 million (prior to provision for tax benefit of $6.2 million) to its implied fair value. Impairment was due to a number of factors including operating performance and the impact of new competition. In accordance with SFAS No. 142, the impairment charge was reflected as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations for the first quarter of fiscal 2003.

The FASB recently issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. Spartan Stores is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities.

Note 3
Goodwill and Other Intangible Assets

Spartan Stores' adoption of SFAS No. 142 eliminated the amortization of goodwill beginning in the first quarter of fiscal 2003.

The following table adjusts net (loss) earnings and (loss) earnings per share for the adoption of SFAS No. 142:

(In thousands, except per share data)	Second Quarter (12 Weeks) Ended
	September 14, 2002	September 15, 2001
Net (loss) earnings:
Reported net (loss) earnings	$(586)	$9,216
Add:
Goodwill amortization, net of tax	-	680
Adjusted net (loss) earnings	$(586)	$9,896

Basic (loss) earnings per share:
Reported net (loss) earnings	$(0.03)	$0.48
Add:
Goodwill amortization, net of tax	-	0.03
Adjusted net (loss) earnings	$(0.03)	$0.51

Diluted (loss) earnings per share:
Reported net (loss) earnings	$(0.03)	$0.47
Add:
Goodwill amortization, net of tax	-	0.03
Adjusted net (loss) earnings	$(0.03)	$0.50

(In thousands, except per share data)	Year-to-Date (24 Weeks) Ended
	September 14, 2002	September 15, 2001
Net (loss) earnings:
Reported net (loss) earnings	$(44,339)	$14,819
Add:
Goodwill amortization, net of tax	-	1,373
Cumulative effect of a change in accounting principle, net of tax	35,377	-
Adjusted net (loss) earnings	$(8,962)	$16,192

Basic (loss) earnings per share:
Reported net (loss) earnings	$(2.24)	$0.77
Add:
Goodwill amortization, net of tax	-	0.07
Cumulative effect of a change in accounting principle, net of tax	1.78	-
Adjusted net (loss) earnings	$(0.46)	$0.84

Diluted (loss) earnings per share:
Reported net (loss) earnings	$(2.24)	$0.76
Add:
Goodwill amortization, net of tax	-	0.07
Cumulative effect of a change in accounting principle, net of tax	1.78	-
Adjusted net (loss) earnings	$(0.46)	$0.83

Changes in the carrying amount of goodwill were as follows:

	Retail Grocery	Grocery Distribution	Total
Balance at March 30, 2002, net of accumulated amortization	$155,243	$-	$155,243
Allocation of goodwill upon adoption of SFAS No. 142	(30,300)	30,300	-
Impairment of goodwill recognized as a cumulative effect of a change in accounting principle	(41,600)	-	(41,600)
Balance at September 14, 2002	$83,343	$30,300	$113,643

The following table reflects the components of amortized intangible assets, included in other, net on the Condensed Consolidated Balance Sheets:

	September 14, 2002		March 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$7,613	$4,803	$7,613	$4,468
Favorable leases	2,954	1,050	2,954	953

Total	$10,567	$5,853	$10,567	$5,421

These intangible assets are amortized over the terms of the agreements (3 to 15 years) or the length of the leases (3 to 20 years). There are no expected residual values related to these intangible assets.

Amortization expense, excluding goodwill, was $0.2 million for the quarters ended September 14, 2002 and September 15, 2001. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amortization Expense
2003	$919
2004	878
2005	540
2006	467
2007	375

Total	$3,179

Note 4
Store Closing and Asset Impairment Charges

During the quarter ended June 22, 2002, the retail grocery segment recognized a charge of $7.7 million on store lease exit costs, which include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease recoveries. Ten of the twelve stores designated for closure closed near the end of the second quarter and the remaining two stores have closed during the third quarter of fiscal 2003. Additionally, during the quarter ended June 22, 2002, an impairment loss of $5.3 million was recognized on long-lived assets at the twelve stores designated for closure. The carrying amount of the assets at these stores was approximately $8.0 million prior to the recognition of the impairment loss. These assets include land, buildings and equipment and are being actively marketed. The real estate segment is also actively marketing land and buildings that are expected to be sold within one year. The carrying amount of these assets is $14.8 million as of September 14, 2002. No payments were applied or adjustments made to the closed store reserves and no adjustments were made to the asset impairment reserves during the quarter ended September 14, 2002.

Note 5
Notes Payable and Long-Term Debt

On July 29, 2002, an amendment to the senior secured credit facility was approved by Spartan Stores' bank group. The credit facility dated March 18, 1999, as amended and restated July 29, 2002, consists of (1) a revolving credit facility in the amount of $75 million with a maximum term of six years from the date of the original credit facility, (2) a term loan A in the amount of $100 million with a maximum term of six years from the date of the original credit facility, (3) an acquisition facility in the amount of $75 million with a maximum term of seven years from the date of the original credit facility and (4) a term loan B in the amount of $150 million with a maximum term of eight years from the date of the original credit facility. Interest rates payable on amounts borrowed under the credit facility are based on the prime rate, the federal funds rate or the Eurodollar rate, plus a stipulated margin. Under the amended and restated credit agreement, the interest rates for the revolving credit facility increased by .50% for the revolving credit facility and term loan A and .75% for the acquisition facility and term loan B. Under the amended and restated agreement, Spartan Stores' ability to borrow on the revolving credit facility may be limited based upon compliance with certain covenants. As of September 14, 2002, Spartan Stores had $62.4 million available for borrowing on the revolving credit facility. At September 14, 2002, Spartan Stores was in compliance with the credit facility covenants. Spartan Stores continues to make significant progress on its debt reduction objectives. However, it is concerned that if its operating trends continue through the third quarter, it may not be able to meet the terms of its increasingly restrictive debt covenants. Spartan Stores is reviewing financing options, as well as moving forward with other debt reduction and operating income improvement initiatives that it expects will help temper these trends. Spartan Stores believes, however, that if needed, it will be able to work out other options with its lenders to mitigate this issue.

Note 6
Operating Segment Information

The following tables set forth segment information in thousands.

	Second Quarter (12 Weeks) Ended
	September 14, 2002	September 15, 2001
Net sales
Retail grocery	$321,521	$346,022
Grocery distribution	251,154	275,790
Convenience distribution	222,554	217,666
Real estate	1,507	1,646
Total	$796,736	$841,124

	Year-to-Date (24 Weeks) Ended
	September 14, 2002	September 15, 2001
Net sales
Retail grocery	$630,398	$682,333
Grocery distribution	498,278	560,928
Convenience distribution	430,545	426,955
Real estate	3,136	3,416
Total	$1,562,357	$1,673,632

	Second Quarter (12 Weeks) Ended
	September 14, 2002	September 15, 2001
Operating (loss) income
Retail grocery	$(3,576)	$11,965
Grocery distribution	2,817	2,750
Convenience distribution	1,813	2,113
Real estate	1,078	696
Total	$2,132	$17,524

	Year-to-Date (24 Weeks) Ended
	September 14, 2002	September 15, 2001
Operating (loss) income
Retail grocery*	$(18,908)	$18,373
Grocery distribution	7,190	8,169
Convenience distribution	4,146	4,599
Real estate	2,291	1,497
Total	$(5,281)	$32,638

	September 14, 2002	March 30, 2002
Total assets
Retail grocery	$471,192	$498,783
Grocery distribution	789,454	908,901
Convenience distribution	100,941	82,824
Real estate	71,469	44,187
Discontinued operations - insurance	14,504	23,729
Less -- eliminations	(760,206)	(811,884)
Total	$687,354	$746,540

*Includes a $13 million charge for store closings and asset impairment for the year-to-date period ended September 14, 2002.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth our Consolidated Statements of Operations as percentages of net sales:

	Second Quarter (12 Weeks) Ended		Year-to-Date (24 Weeks) Ended
	September 14, 2002 (Unaudited)	September 15, 2001 (Unaudited)	September 14, 2002 (Unaudited)	September 15, 2001 (Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	16.3	17.9	16.5	17.6

Operating expenses
Selling, general and administrative	16.0	15.8	16.0	15.6
Provision for store closings and asset impairments	-	-	0.8	-
Total operating expenses	16.0	15.8	16.8	15.6

Operating earnings (loss)	0.3	2.1	(0.3)	2.0

Other income and expenses	0.4	0.5	0.5	0.6

(Loss) earnings before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(0.1)	1.6	(0.8)	1.4

Income taxes	0.0	0.5	(0.3)	0.5

(Loss) earnings from continuing operations	(0.1)	1.1	(0.5)	0.9

Cumulative effect of a change in accounting principle	-	-	(2.3)	-

Net (loss) earnings	(0.1)%	1.1%	(2.8)%	0.9%

          Net Sales. Net sales for the quarter ended September 14, 2002 decreased $44.4 million, or 5.3 percent, from $841.1 million in the prior year quarter, to $796.7 million. Net sales for the year-to-date period ended September 14, 2002 decreased $111.2 million, or 6.6 percent, from $1,673.6 million in the prior year-to-date period, to $1,562.4 million. The overall sales declines were due to economic and competitive pressures in our operating markets, underperformance of our existing marketing program, and ten store closings that took place during the second quarter. The sales declines in our retail and grocery distribution segments were partially offset by a 2.2 percent increase in convenience distribution segment sales during the quarter ended September 14, 2002.

          Net sales for the quarter ended September 14, 2002 in our retail grocery segment decreased $24.5 million, or 7.1 percent, from $346.0 million in the prior year quarter, to $321.5 million. Net sales for the year-to-date period ended September 14, 2002 in our retail grocery segment decreased $51.9 million, or

7.6 percent, from $682.3 million in the prior year-to-date period, to $630.4 million. Excluding the effect of the closed stores, same-store sales declined 5.2 percent in the second quarter, compared to the same period last year. For the year-to-date period, same-store sales declined 6.6 percent. The same-store sales declines were driven by increased competitive conditions and economic weakness in all of our operating markets. We have recently modified our pricing strategies and have made changes that we believe will make our stores more competitive on the products consumers desire most. We have also made changes to our organizational structure by segregating key functions in our retail and grocery distribution operations. Our retail and grocery distribution segments now have separate merchandising and marketing responsibilities and more focused performance accountability. We believe this is a critical change that should provide improved results for our neighborhood market retail business strategy by dedicating resources to better understand and bring the right combination of products and pricing to each unique market, with a consistent and high level of customer service.

          Net sales for the quarter ended September 14, 2002 in the grocery distribution segment decreased $24.6 million, or 8.9 percent, from $275.8 million in the prior year quarter, to $251.2 million. Net sales for the year-to-date period ended September 14, 2002 in the grocery distribution segment decreased $62.6 million, or 11.2 percent, from $560.9 million in the prior year-to-date period, to $498.3 million. The decreases resulted from the loss of a customer late in the second quarter of fiscal 2002 totaling $22.8 million in sales for the comparable year-to-date period, underperformance of our distribution marketing program which we believe restrained sales growth in both distribution and retail segments, current economic conditions and continued competitive market conditions. We have eliminated the costly advertising component of our marketing program which will provide our independent customers flexibility in designing market-specific promotional and merchandising programs. This change provides us with an opportunity to pass along larger product discounts to our owned stores and independent customers. We believe this step will provide improved opportunities to expand sales with our existing customers.

          Net sales for the quarter ended September 14, 2002 in the convenience distribution segment increased $4.9 million, or 2.2 percent from $217.7 million in the prior year quarter, to $222.6 million. Net sales for the year-to-date period ended September 14, 2002 in the convenience distribution segment increased $3.5 million, or 0.8 percent, from $427.0 million in the prior year-to-date period, to $430.5 million. The increases are primarily the result of the net effect of cigarette price inflation of $15.1 million and $23.6 million for the quarter and year-to-date period ended September 14, 2002, respectively, and new business gained of $0.4 million and $4.9 million for the quarter and year-to-date period ended September 14, 2002, respectively, partially offset by decreases in sales volume due to the loss of K-Mart of $11.8 million and $23.2 million for the quarter and year-to-date period ended September 14, 2002, respectively.

          Gross Margin. Gross margin for the quarter ended September 14, 2002 decreased $20.9 million, or 13.9 percent, from $150.6 million in the prior year quarter, to $129.7 million. Gross margin for the year-to-date period ended September 14, 2002 decreased $36.4 million, or 12.4 percent, from $294.5 million in the prior year-to-date period, to $258.1 million. As a percent of net sales, gross margin for the quarter and year-to-date period ended September 14, 2002 decreased to 16.3 and 16.5 percent, respectively, from 17.9 and 17.6 percent for the prior year quarter and year-to-date period. These declines are primarily due to the competitive environment in the southern retail division, which began to significantly affect retail gross margins in the third quarter of last year, and a higher percentage of consolidated sales coming from the lower margin convenience distribution segment. Additionally, we believe poor economic conditions, layoff announcements and uncertain employment conditions caused many grocery customers to purchase sale items and other lower margin food products.

          Selling, General and Administrative Expenses. SG&A expenses for the quarter ended September 14, 2002 decreased $5.4 million, or 4.1 percent, from $133.0 million in the prior year quarter,

to $127.6 million. SG&A expenses for the year-to-date period ended September 14, 2002 decreased $11.5 million, or 4.4 percent, from $261.9 million in the prior year, to $250.4 million. The reductions in costs are due to ongoing cost cutting initiatives, efficiency gains in our distribution segments and the elimination of goodwill amortization expense. Goodwill amortization expense was $0.7 million and $1.4 million for the quarter and year-to-date period ended September 14, 2002. As a percentage of sales, SG&A expenses for the quarter and year-to-date period ended September 14, 2002 were 16.0 percent, compared to 15.8 and 15.6 percent for the prior year quarter and year-to-date period, respectively. The increases in percentage were primarily due to lower sales volumes, reducing leverage against fixed costs. Additionally, we incurred a $0.5 million charge related to the termination of the proposed debt offering during the first quarter of fiscal 2003. During the second quarter of fiscal 2003, we increased our reserve relating to K-Mart receivables by $0.4 million and we incurred severance costs of $1.0 million related to store closings and other staff reductions.

          Provision for Store Closings and Asset Impairments. During the first quarter of fiscal 2003, management made the decision to close twelve underperforming stores, ten in the Ohio market and two in the Michigan market. These stores are located in outlying geographic areas and do not meet our market share goals or present economical opportunities that will allow us to better serve our customers from other locations. As a result of this decision, asset impairments of $5.3 million and a store closing reserve of $7.7 million were recorded. Ten of the stores were closed late in the second quarter; the remaining stores were closed during the third quarter of fiscal 2003. Asset liquidations will provide additional cash flow contributing to our ability to reduce long-term debt and strengthening our financial position.

          Interest Expense. Interest expense for the quarter ended September 14, 2002 decreased $0.2 million, or 3.3 percent, from $5.9 million in the prior year quarter, to $5.7 million. Interest expense for the year-to-date period ended September 14, 2002 decreased $1.3 million, or 10.3 percent, from $12.6 million in the prior year, to $11.3 million. Total average borrowings for the year-to-date period decreased to $297.7 million from $338.7 million in the corresponding year-to-date period last year as a result of debt repayments. The debt reduction and lower interest rates led to the decrease in interest expense.

          Other gains, net. In the second quarter of fiscal 2003, other gains, net, resulted primarily from sales of property in the real estate segment. In the second quarter of fiscal 2002, the grocery distribution segment recognized a gain of $0.8 million on the sale of stock in a service provider. Additionally, in fiscal 2002 the retail grocery segment recognized gains of $1.1 million on the sale of three properties and the real estate segment recognized a net loss of $0.4 million on the sale of two properties.

Cumulative Effect of a Change in Accounting Principle and New Accounting Standards

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

          The FASB recently issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. We are required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities.

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

          Allowance for Losses on Receivables. In determining the adequacy of the allowances for receivables, as applicable we analyze the value of collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. If the financial condition of our customers or the fair value of the collateral were to deteriorate, additional allowances may be required.

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

Liquidity and Capital Resources

          Net cash provided by operating activities was $53.3 million for the year-to-date period ended September 14, 2002 and $36.3 million for the same period in the prior year. The increase in net cash provided by operating activities in fiscal 2003 is primarily the result of a reduction in working capital invested in operations.

          Net cash provided by (used in) investing activities was $0.7 million and $(9.7) million for the year-to-date periods ended September 14, 2002 and September 15, 2001, respectively. Cash provided by investing activities increased in fiscal 2003 primarily due to decreased capital expenditures.

          Net cash used in financing activities was $50.3 million for the year-to-date period ended September 14, 2002 due primarily to debt repayments and financing fees, partially offset by proceeds from the sale of common stock. Cash from operations, including working capital reductions, and real estate sales provided funding to make debt repayments of $24.7 million in excess of scheduled amortization for the year-to-date period ended September 14, 2002. Cash used in financing activities was $14.3 million for the year-to-date period ended September 15, 2001 due primarily to debt repayments, offset by proceeds from long-term borrowings and proceeds from the sale of common stock.

          Our principal sources of liquidity are cash generated from operations and borrowings under a senior secured credit facility dated March 18, 1999, as amended and restated July 29, 2002. The credit facility consists of (1) a revolving credit facility in the amount of $75 million with a maximum term of six years from the date of the original credit facility, (2) a term loan A in the amount of $100 million with a maximum term of six years from the date of the original credit facility, (3) an acquisition facility in the amount of $75 million with a maximum term of seven years from the date of the original credit facility and (4) a term loan B in the amount of $150 million with a maximum term of eight years from the date of the original credit facility. At September 14, 2002, $241.5 million was outstanding under the credit facility. Under the amended and restated agreement, our ability to borrow on the revolving credit facility may be limited based upon compliance with certain covenants. As of September 14, 2002, we had $62.4 million available for borrowing on the revolving credit facility. Interest rates payable on amounts borrowed under the credit facility are based on the prime rate, the federal funds rate or the Eurodollar rate, plus a stipulated margin. Under the amended and restated credit agreement, the interest rates for the revolving credit facility increased by .50% for the revolving credit facility and term loan A and .75% for the acquisition facility and term loan B.

          The credit agreement which governs our senior secured credit facility also limits our ability to make "restricted payments." Payment of cash dividends and other restricted payments are permitted only under conditions specified and are limited to amounts determined under specific and detailed formulas and allowances provided in the credit agreement. "Restricted payments" include cash dividends, as well as redemption of shares and a variety of other types of payments. As of the date of filing of this Quarterly Report on Form 10-Q, payment of cash dividends in limited amounts would be permitted under the bank credit facility. The credit facility contains covenants that include the maintenance of certain financial ratios. The covenants in the bank credit agreement could prohibit or limit the amount of dividends in the future. At September 14, 2002, we were in compliance with the credit facility covenants. We continue to make significant progress on our debt reduction objectives. However, we are concerned that if our operating trends continue through the third quarter, we may not be able to meet the terms of our increasingly restrictive debt covenants. We are reviewing financing options, as well as moving forward with other debt reduction and operating income improvement initiatives, that we expect will help temper these trends. We believe, however, that if needed, we will be able to work out other options with our lenders to mitigate this issue. We intend to use any cash flows from operations to repay debt, to make restricted payments other than cash dividends, and on a long-term basis to acquire additional retail operations. We do not anticipate paying any cash dividends for the foreseeable future, regardless of whether they are or are not permitted by the credit agreement.

          We have offered non-subordinated variable rate promissory notes to the public. The notes are offered in minimum denominations of $1,000 and may be issued by us at any time, although our credit facility restricts the total amount outstanding under the offering to approximately $15.0 million. The non-subordinated variable rate promissory notes are issued under a "shelf" registration statement filed with the Securities and Exchange Commission, effective February 26, 2001, which provides for the issuance of up to $100 million of debt securities. At September 14, 2002, approximately $11.6 million of these notes were outstanding.

          We also intend to continue selling non-core real estate. The carrying value of assets currently held for sale approximated $14.8 million as of September 14, 2002. For the remainder of fiscal 2003, we anticipate cash proceeds of approximately $6.0 million from the sale of real estate.

          Our current ratio decreased to 1.35 to 1.00 at September 14, 2002 from 1.62 to 1.00 at March 30, 2002 and working capital decreased to $77.8 million at September 14, 2002 from $113.7 million at March 30, 2002. These declines are the result of our efforts to better manage the key components of working capital.

          Our long-term debt to equity ratio at September 14, 2002 increased to 1.30 to 1.00 from 1.28 to 1.00 at March 30, 2002. The increase was primarily due to the net loss generated as a result of the goodwill impairment charge and provision for store closings and asset impairments recorded in the first quarter, partially offset by additional principal payments. Management from time to time evaluates longer-term acquisition opportunities, which could result in additional borrowings and additional leases being entered into if consummated, in turn increasing our leverage position.

          Our total capital structure includes borrowings under the senior secured credit facility, non-subordinated variable rate promissory notes, various other debt instruments, leases and shareholders' equity.

The table below presents our significant contractual obligations as of September 14, 2002:

Fiscal Year	Long-term Debt	Operating Leases	Total Contractual Obligations

2003	$15,587	$14,599	$30,186
2004	45,941	26,166	72,107
2005	39,177	24,288	63,465
2006	29,979	21,935	51,914
2007	134,925	19,296	154,221
Thereafter	8,563	95,172	103,735
Total	$274,172	$201,456	$475,628

Forward-Looking Statements

          The matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" about our plans, strategies, objectives, goals or expectations. These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans," "believes," "estimates," "intends," is "optimistic" or "confident" that a particular occurrence "will," "may," "could" or "will likely" result or that a particular event "will," "may," "could," "should" or "will likely" occur in the future or similarly stated expectations. Accounting estimates, such as those used to determine insurance reserves, are inherently forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 30, 2002 and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to strengthen our retail-store performance, particularly in our southern retail division; improve sales growth; increase profit margin; reduce operating cost structures; and implement the other plans, strategies, objectives, goals or expectations described in this Quarterly Report will be affected by, among other factors, those discussed below, as well as changes in economic conditions generally or in the markets and geographic areas that we serve and adverse effects of the changing food and distribution industries.

          Anticipated future sales are subject to competitive pressures from many sources. Our retail grocery and grocery and convenience distribution businesses compete with many warehouse discount stores, supermarkets, pharmacies and product manufacturers. Additionally, future sales will be dependent on the number of retail stores that we own and operate, competitive pressures in the retail industry generally and our geographic markets specifically and our ability to successfully implement effective new marketing and merchandising programs. Sales volumes in our convenience distribution segment may continue to be negatively impacted by increased cigarette prices. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

          Our operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: the integration of the business operations of our retail acquisitions and retail and distribution operations; future business acquisitions, including additional retail stores; difficulties in the operation of the current business segments; difficulties in the assimilation of acquired personnel, operations, systems or procedures; inability to realize synergies in the amounts or within the time frame expected by management; adverse effects on existing business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees for the acquired businesses; labor shortages, stoppages or disputes; business divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our operating and administrative expenses could also be adversely affected by changes in our sales mix. Furthermore, our ongoing cost cutting initiatives may not be as successful as we anticipate.

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

          This section is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this Quarterly Report.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

          There were no material changes in market risk of Spartan Stores in the period covered by this Quarterly Report on Form 10-Q.

ITEM 4.	Controls and Procedures

          Spartan Stores' Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Spartan Stores' disclosure controls and procedures (as defined in Rule 13a-4(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, Spartan Stores' disclosure controls and procedures were adequate and effective. There were no significant changes in Spartan Stores' internal controls or in other factors that could significantly affect Spartan Stores' disclosure controls and procedures subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

          There were no material changes in legal proceedings involving Spartan Stores or its subsidiaries in the period covered by this Quarterly Report on Form 10-Q.

ITEM 4.	Submission of Matters to a Vote of Security Holders

          On August 7, 2002 at the 2002 annual meeting of shareholders of Spartan Stores, the shareholders voted to elect three persons to the board of directors. The following persons were duly elected:

	Term Expiring	Votes For	Votes Withheld

Elizabeth A. Nickels	2005	14,733,701	460,531
Kenneth T. Stevens	2005	14,786,763	407,469
James F. Wright	2005	14,709,754	484,478

There were no broker non-votes with respect to the proposal to elect directors.

          In addition, the following six persons continue to serve as directors of Spartan Stores: Elson S. Floyd, Ph.D., Richard B. Iott and James B. Meyer are currently serving terms that will expire at Spartan Stores' 2003 annual meeting of shareholders and Alex J. DeYonker, Gregory P. Josefowicz and Joel A. Levine are currently serving terms that will expire at Spartan Stores' 2004 annual meeting of shareholders.

ITEM 5.	Other Information

          Spartan Stores' Chief Executive Officer and Chief Financial Officer have each filed with the Securities and Exchange Commission ("SEC") the certifications required by SEC Order No. 4-460.

          In addition, the Chief Executive Officer and Chief Financial Officer Certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 follow the signature page of this Quarterly Report. Also, the Chief Executive Officer and Chief Financial Officer Certifications required by Section 906 of that Act accompany this Quarterly Report.

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

10.1

Amended and Restated Credit Agreement dated as of July 29, 2002 among Spartan Stores, Inc., ANB AMRO Bank N.V., as an Arranger, Syndication Agent, Collateral Agent and Administrative Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger, NBD Bank, as Documentation Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the period ended June 22, 2002, filed on August 6, 2002. Here incorporated by reference.

          (b)          Reports on Form 8-K: Spartan Stores filed the following Current Reports on Form 8-K during the 12 weeks ended September 14, 2002:

Date of Report	Filing Date	Item(s) Reported

August 5, 2002	August 5, 2002

This Form 8-K included a press release that Spartan Stores intended to host its Annual Meeting of Shareholders on Wednesday, August 7, 2002 and webcast live. No financial statements were included or required to be included in this Form 8-K.

July 31, 2002	July 31, 2002

This Form 8-K included a press release announcing Spartan Stores' 2002 first quarter financial results. It included a summary statement of earnings for that period and the corresponding prior-year and a summary balance sheet as of the end of that period.

June 24, 2002	June 24, 2002

This Form 8-K included a press release that Spartan Stores would not proceed with the previously announced private offer of approximately $200 million of Senior Subordinated Notes. No financial statements were included or required to be included in this Form 8-K.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: October 29, 2002	By /s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

CERTIFICATIONS

          I, James B. Meyer, certify that:

          1.           I have reviewed this quarterly report on Form 10-Q of Spartan Stores, Inc.;

          2.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.           The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b)           evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.           The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.           The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002	/s/ James B. Meyer
Chairman of the Board, President and Chief Executive Officer

          I, David M. Staples, certify that:

          1.           I have reviewed this quarterly report on Form 10-Q of Spartan Stores, Inc.;

          2.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.           The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b)           evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.           The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.           The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002	/s/ David M. Staples
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document

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

10.1

Amended and Restated Credit Agreement dated as of July 29, 2002 among Spartan Stores, Inc., ANB AMRO Bank N.V., as an Arranger, Syndication Agent, Collateral Agent and Administrative Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger, NBD Bank, as Documentation Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the period ended June 22, 2002, filed on August 6, 2002. Here incorporated by reference.