Form 10-Q
period 2003-01-04
SPARTAN STORES INC
filed 2003-02-14
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 4, 2003.

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

As of February 1, 2003, the registrant had 20,000,838 outstanding shares of common stock, no par value.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SPARTAN STORES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

ASSETS	January 4, 2003	March 30, 2002

Current assets:
Cash and cash equivalents	$19,041	$13,903
Marketable securities	1,906	10,370
Accounts receivable, net	74,905	84,533
Inventories	166,052	179,319
Prepaid expenses	9,921	8,427
Deferred income taxes	2,286	692
Property and equipment held for sale	4,036	-
Total current assets	278,147	297,244

Other assets:
Goodwill, net	68,643	155,243
Deferred income taxes	21,536	-
Other, net	22,324	25,738
Total other assets	112,503	180,981

Property and equipment, net	176,634	268,315

Total assets	$567,284	$746,540

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$116,925	$90,327
Accrued payroll and benefits	27,623	26,624
Insurance reserves	17,833	17,263
Accrued taxes	15,826	14,451
Other accrued expenses	7,767	8,892
Current maturities of long-term debt	28,419	25,948
Total current liabilities	214,393	183,505

Deferred income taxes	-	14,490
Postretirement benefits	12,937	12,133
Other long-term liabilities	19,723	9,707
Long-term debt	188,114	295,213

Shareholders' equity:
Common stock, voting, no par value; 50,000 shares
authorized; 20,001 and 19,766 shares outstanding	116,394	115,722
Preferred stock, no par value;
10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(1,255)	(2,622)
Retained earnings	16,978	118,392
Total shareholders' equity	132,117	231,492

Total liabilities and shareholders' equity	$567,284	$746,540

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Third Quarter (16 Weeks) Ended
	January 4, 2003	January 5, 2002

Net sales	$995,353	$1,061,563
Cost of goods sold	842,032	885,892
Gross margin	153,321	175,671

Operating expenses
Selling, general and administrative	163,895	169,967
Provision for asset impairments and exit costs	85,195	-
Total operating expenses	249,090	169,967

Operating (loss) earnings	(95,769)	5,704

Other income and expenses
Interest expense	8,213	7,708
Interest income	(175)	(577)
Other gains, net	(787)	(411)
Total other income and expenses	7,251	6,720

Loss before income taxes and discontinued operations	(103,020)	(1,016)

Income taxes	(35,972)	(361)

Loss from continuing operations	(67,048)	(655)

Discontinued real estate operations:
Earnings from discontinued real estate operations (net of taxes)	394	420
Gain on disposal of real estate operations (net of taxes)	10,749	255
Earnings from discontinued real estate operations	11,143	675

(Loss) earnings from discontinued insurance segment (net of taxes)	(1,170)	34

Net (loss) earnings	$(57,075)	$54

Basic and diluted (loss) earnings per share:
Loss from continuing operations	$(3.37)	$(0.03)
Earnings from discontinued real estate operations	0.56	0.03
(Loss) earnings from discontinued insurance segment	(0.06)	0.00
Net (loss) earnings	$(2.87)	$0.00

Weighted average shares outstanding:
Basic	19,916	19,758
Diluted	19,916	20,009

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Year-to-Date (40 Weeks) Ended
	January 4, 2003	January 5, 2002

Net sales	$2,555,461	$2,732,775
Cost of goods sold	2,146,279	2,265,021
Gross margin	409,182	467,754

Operating expenses
Selling, general and administrative	413,527	430,874
Provision for asset impairments and exit costs	98,195	-
Total operating expenses	511,722	430,874

Operating (loss) earnings	(102,540)	36,880

Other income and expenses
Interest expense	19,388	19,766
Interest income	(531)	(1,369)
Other gains, net	(1,211)	(2,405)
Total other income and expenses	17,646	15,992

(Loss) earnings before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(120,186)	20,888

Income taxes	(41,850)	6,983

(Loss) earnings from continuing operations	(78,336)	13,905

Discontinued real estate operations:
Earnings from discontinued real estate operations (net of taxes)	1,456	1,242
Gain (loss) on disposal of real estate operations (net of taxes)	12,078	(48)
Earnings from discontinued real estate operations	13,534	1,194

Loss from discontinued insurance segment (net of taxes)	(1,235)	(226)

Net (loss) earnings before cumulative effect of a change in accounting principle	(66,037)	14,873

Cumulative effect of a change in accounting principle (net of taxes)	(35,377)	-

Net (loss) earnings	$(101,414)	$14,873

(Continued)

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
(In thousands, except per share data)
(Unaudited)

	Year-to-Date (40 Weeks) Ended
	January 4, 2003	January 5, 2002

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(3.94)	$0.71
Earnings from discontinued real estate operations	0.68	0.06
Loss from discontinued insurance segment	(0.06)	(0.01)
Cumulative effect of a change in accounting principle	(1.78)	-
Net (loss) earnings	$(5.10)	$0.76

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(3.94)	$0.70
Earnings from discontinued real estate operations	0.68	0.06
Loss from discontinued insurance segment	(0.06)	(0.01)
Cumulative effect of a change in accounting principle	(1.78)	-
Net (loss) earnings	$(5.10)	$0.75

Weighted average shares outstanding:
Basic	19,865	19,483
Diluted	19,865	19,748

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In thousands)
(Unaudited)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance - April 1, 2001	19,262	$109,868	$-	$108,545	$218,413

Comprehensive income:
Net earnings	-	-	-	9,847	9,847
Other comprehensive loss, net of tax:
Cumulative effect of a change in accounting principle	-	-	(1,588)	-	(1,588)
Unrealized loss on securities	-	-	(36)	-	(36)
Minimum pension liability adjustment	-	-	(137)	-	(137)
Net loss on interest rate swap agreements	-	-	(861)	-	(861)
Total other comprehensive loss	-	-	(2,622)	-	(2,622)
Total comprehensive income					7,225

Common stock transactions:
Purchases	(4)	(33)	-	-	(33)
Issuances	508	5,887	-	-	5,887

Balance - March 30, 2002	19,766	115,722	(2,622)	118,392	231,492

Comprehensive loss:
Net loss	-	-	-	(101,414)	(101,414)
Other comprehensive income, net of tax:
Unrealized gain on securities	-	-	133	-	133
Net gain on interest rate swap agreements	-	-	1,234	-	1,234
Total other comprehensive income	-	-	1,367	-	1,367
Total comprehensive loss					(100,047)

Common stock transactions:
Issuances	235	672	-	-	672

Balance - January 4, 2003	20,001	$116,394	$(1,255)	$16,978	$132,117

SPARTAN STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Year-to-Date (40 Weeks) Ended
	January 4, 2003	January 5, 2002
Cash flows from operating activities:
Net (loss) earnings	$(101,414)	$14,873
Adjustments to reconcile net (loss) earnings to
net cash provided by operating activities:
Cumulative effect of a change in accounting principle	35,377	-
Provision for asset impairments and exit costs	98,195	-
Depreciation and amortization	34,236	36,663
Postretirement benefits	804	(1,589)
Deferred taxes on income	(32,133)	839
Other gains, net	(19,078)	(2,365)
Changes in operating assets and liabilities:
Marketable securities	8,669	11,567
Accounts receivable	9,628	(6,777)
Inventories	13,268	(29,358)
Prepaid expenses and other assets	(4,852)	(131)
Accounts payable	26,298	(8,352)
Accrued payroll and benefits	999	(7,812)
Insurance reserves	570	(1,884)
Accrued taxes	1,375	8,174
Other accrued expenses and other liabilities	(535)	(3,447)
Net cash provided by operating activities	71,407	10,401

Cash flows from investing activities:
Purchases of property and equipment	(13,608)	(26,547)
Net proceeds from the sale of assets	55,137	14,262
Acquisition costs	-	(2,106)
Other	1,198	(1,514)
Net cash provided by (used in) investing activities	42,727	(15,905)

Cash flows from financing activities:
Net (payments) proceeds on Revolving Credit Facility	(7,600)	27,300
Proceeds from long-term borrowings	-	3,988
Repayment of long-term debt	(98,013)	(33,414)
Debt issuance costs	(4,055)	(276)
Proceeds from sale of common stock	672	784
Common stock purchased	-	(33)
Net cash used in financing activities	(108,996)	(1,651)

Net increase (decrease) in cash and cash equivalents	5,138	(7,155)
Cash and cash equivalents at beginning of period	13,903	21,577
Cash and cash equivalents at end of period	$19,041	$14,422

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1
Accounting Policies

The Consolidated Financial Statements include the accounts of Spartan Stores, Inc. and its subsidiaries ("Spartan Stores"). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of Spartan Stores as of January 4, 2003, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis, except as disclosed below and in Note 2. These policies are presented in Note 1 to the Consolidated Financial Statements included in Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the Securities and Exchange Commission on June 28, 2002.

Property and equipment held for sale consists of land, buildings and equipment that Spartan Stores expects to sell within twelve months. The assets are included in the following segments (in thousands):

Retail Grocery	$1,412
Grocery Distribution	914
Real Estate	1,710
Total	$4,036

Certain reclassifications have been made to the fiscal 2002 consolidated financial statements to conform to the fiscal 2003 presentation.

Note 2
Cumulative Effect of a Change in Accounting Principle and New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be applied to all business combinations after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets in a business combination. SFAS No. 141 was adopted on March 31, 2002. There was no material impact as a result of the adoption. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SFAS No. 142 also requires that goodwill be assigned to reporting units based upon the expected benefits to be derived from synergies resulting from the business combination.

SFAS No. 142 was adopted on March 31, 2002. In accordance with the provisions of SFAS No. 142, goodwill of approximately $30.3 million previously included in the Retail Grocery segment was assigned to the Grocery Distribution segment based upon the expected benefits to be realized by each segment. Under the transitional provisions of SFAS No. 142, goodwill was tested for impairment as of March 31, 2002. Each reporting unit was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined based on the discounted cash flows and comparable market values of the segment. As a result of the impairment testing, an impairment loss was recorded to reduce the carrying value of goodwill at the Retail Grocery segment by $41.6 million (prior to provision for tax benefit of $6.2 million) to its implied fair value. Impairment was due to a number of factors including operating performance and the impact of new competition. In accordance with SFAS No. 142, the impairment charge was reflected as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations for the first quarter of fiscal 2003.

In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No.145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result, gains and losses from the extinguishment of debt should be reported as extraordinary items only if they meet the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains and losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations for all periods presented. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are required to be adopted by Spartan Stores on March 30, 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. SFAS No. 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities. Spartan Stores has adopted SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

On December 31, 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation; however, it does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The statement also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in the summary of significant accounting policies in annual and interim financial statements. The transition and disclosure provisions of SFAS No. 148 will be applicable to Spartan Stores on March 29, 2003. Spartan Stores has not determined what effect SFAS No. 148 will have on future consolidated results of operations or financial position when adopted.

Note 3
Goodwill and Other Intangible Assets

Spartan Stores' adoption of SFAS No. 142 eliminated the amortization of goodwill beginning in the first quarter of fiscal 2003.

The following table adjusts net (loss) earnings and (loss) earnings per share for the adoption of SFAS No. 142:

(In thousands, except per share data)	Third Quarter (16 Weeks) Ended
	January 4, 2003	January 5, 2002
Net (loss) earnings:
Reported net (loss) earnings	$(57,075)	$54
Add:
Goodwill amortization, net of tax	-	862
Adjusted net (loss) earnings	$(57,075)	$916

Basic and diluted (loss) earnings per share:
Reported net (loss) earnings	$(2.87)	$0.00
Add:
Goodwill amortization, net of tax	-	0.04
Adjusted net (loss) earnings	$(2.87)	$0.04

(In thousands, except per share data)	Year-to-Date (40 Weeks) Ended
	January 4, 2003	January 5, 2002
Net (loss) earnings:
Reported net (loss) earnings	$(101,414)	$14,873
Add:
Goodwill amortization, net of tax	-	2,235
Cumulative effect of a change in accounting principle, net of tax	35,377	-
Adjusted net (loss) earnings	$(66,037)	$17,108

Basic (loss) earnings per share:
Reported net (loss) earnings	$(5.10)	$0.76
Add:
Goodwill amortization, net of tax	-	0.11
Cumulative effect of a change in accounting principle, net of tax	1.78	-
Adjusted net (loss) earnings	$(3.32)	$0.87

Diluted (loss) earnings per share:
Reported net (loss) earnings	$(5.10)	$0.75
Add:
Goodwill amortization, net of tax	-	0.11
Cumulative effect of a change in accounting principle, net of tax	1.78	-
Adjusted net (loss) earnings	$(3.32)	$0.86

Changes in the carrying amount of goodwill were as follows:

	Retail Grocery	Grocery Distribution	Total
Balance at March 30, 2002, net of accumulated amortization	$155,243	$-	$155,243
Allocation of goodwill upon adoption of SFAS No. 142	(30,300)	30,300	-
Impairment of goodwill recognized as a cumulative effect of a change in accounting principle	(41,600)	-	(41,600)
Impairment of goodwill recognized in operating loss (earnings)	(45,000)	-	(45,000)
Balance at January 4, 2003	$38,343	$30,300	$68,643

Due to increased competition, the continued difficult economy and operational challenges in our Retail Grocery segment, operating results and cash flows were significantly lower than anticipated in the third quarter of fiscal 2003. Based on this trend, the earnings forecast was revised and a valuation of the Retail Grocery segment was conducted. Fair value was determined based on the discounted cash flows and comparable market values for the segment. As a result of the impairment analysis, a loss was recorded to reduce the carrying value of goodwill at the Retail Grocery segment by $45.0 million (prior to provision for tax benefit of $15.7 million) to its implied fair value.

The following table reflects the components of amortized intangible assets, included in other, net on the Condensed Consolidated Balance Sheets:

	January 4, 2003		March 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$7,613	$5,023	$7,613	$4,468
Favorable leases	2,954	1,106	2,954	953

Total	$10,567	$6,129	$10,567	$5,421

These intangible assets are amortized over the terms of the agreements (3 to 15 years) or the length of the leases (3 to 20 years). There are no expected residual values related to these intangible assets.

Amortization expense, excluding goodwill, was $0.3 million for the quarters ended January 4, 2003 and January 5, 2002. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amortization Expense
2003	$919
2004	878
2005	540
2006	467
2007	375

Total	$3,179

Note 4
Divestiture of Real Estate

During the third quarter, Spartan Stores completed the sale of eight Michigan properties for net proceeds of $48.2 million in cash. These assets represented substantially all of the remaining assets of its Real Estate segment; accordingly, Spartan Stores reported the results of operations of the discontinued components of the Real Estate segment and the estimated net gain on disposal as discontinued operations. Thus, amounts in the consolidated financial statements and related notes for all periods presented have been reclassified to reflect discontinued operations. During the second quarter, Spartan Stores sold three properties for net proceeds of $4.0 million in cash. The net proceeds received were used to reduce long-term debt. The total year-to-date gain on sale of assets of $12.1 million (net of tax) is included in gain on disposal of real estate operations in the Consolidated Statement of Operations. The sale of these properties is part of Spartan Stores' ongoing strategy of concentrating resources on its core grocery retail and distribution operations.

As of January 4, 2003 the remaining assets of the discontinued real estate operations totaling $1.9 million consist primarily of land and buildings that are being actively marketed with the expectation of being sold within the next twelve months and are included in property and equipment held for sale in the Consolidated Balance Sheets. The remaining portion of the Real Estate segment consists primarily of properties used in the Grocery Distribution segment operation. As such, the remaining assets have been reclassified to the Grocery Distribution segment for reporting purposes.

Net sales for the discontinued real estate operations were $1.1 million for the quarters ended January 4, 2003 and January 5, 2002 and $3.4 million for the forty week periods ended January 4, 2003 and January 5, 2002. Earnings per share for the discontinued real estate operations, including the gain on disposal were $0.56 and $0.03 for the quarters ended January 4, 2003 and January 5, 2002 and $0.68 and $0.06 for the forty week periods ended January 4, 2003 and January 5, 2002.

As a result of the disposition of these properties, future rental income will be reduced. Future minimum rentals to be received under operating leases in effect as of January 4, 2003 are as follows:

Fiscal Year	Owned Property	Leased Property	Total

2003 *	$143	$269	$412
2004	574	1,075	1,649
2005	539	1,075	1,614
2006	504	902	1,406
2007	504	844	1,348
Thereafter	1,255	5,580	6,835
Total	$3,519	$9,745	$13,264

* Fiscal year 2003 future minimum rentals include only rental income to be received for the fourth quarter of the fiscal year.

Note 5
Asset Impairments and Exit Costs

Due to increased competition, the continued difficult economy and operational challenges in our Retail Grocery segment, operating results and cash flows were significantly lower than anticipated in the third quarter of fiscal 2003. Spartan Stores is in the process of evaluating various strategic alternatives for the improvement of profitability in its Retail Grocery segment. Spartan Stores has considered the possible outcomes of the various strategic alternatives in its assessment and has recognized an estimated impairment charge during the third quarter as a result of the significant decline in operating results and cash flows. The charge of $28.7 million (prior to provision for tax benefit of $10.1 million) was recognized on long-lived assets at certain stores and office facilities currently being operated. The actual charge to be realized may ultimately vary significantly depending on the strategic alternatives implemented. In addition, any exit costs associated with any alternative will be recognized in the period incurred as required by SFAS No. 146.

Furthermore, an impairment charge of $8.4 million (prior to provision for tax benefit of $2.9 million) was recognized on long-lived assets of the Grocery Distribution segment at a warehouse distribution facility in Ohio that will be closed in the fourth quarter of fiscal 2003.

During the quarters ended January 4, 2003 and June 22, 2002, the Retail Grocery segment recognized charges of $2.8 million and $7.7 million, respectively, for store and office facility exit costs, which include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease recoveries. Ten of the thirteen stores closed near the end of the second quarter and the remaining three stores closed during the third quarter of fiscal 2003. Management determined in the third quarter that one store that had been designated for closure in a previous year would not be closed because market conditions in the area changed. The office facilities, located in Michigan and Ohio, will be closed during the fourth quarter of fiscal 2003.

All exit costs recognized in the quarters ended January 4, 2003 and June 22, 2002 were recorded in accordance with EITF Issue No. 94-3. As stated in Note 2, Spartan Stores has adopted SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

Additionally, during the quarters ended January 4, 2003 and June 22, 2002, the Retail Grocery segment recognized impairment charges of $0.3 million and $5.3 million, respectively, on long-lived assets at the thirteen stores closed. The carrying amount of these assets is $1.4 million and they are classified as property and equipment held for sale on the Consolidated Balance Sheets as of January 4, 2003.

The following table provides a rollforward from March 30, 2002 to January 4, 2003 of exit costs recorded in the balance sheet as current liabilities in other accrued expenses or other long-term liabilities based on when the costs are expected to be paid:

Exit Costs

Balance at March 30, 2002	$4,912

Provision, charged to operations (net of sublease recoveries)	10,464

Reductions:

Payments, net of interest accretion, and other	(2,348)

Balance at January 4, 2003	$13,028

Note 6
Notes Payable and Long-Term Debt

On July 29, 2002, an amendment to the senior secured credit facility was approved by Spartan Stores' bank group. The credit facility dated March 18, 1999, as amended and restated July 29, 2002, consists of (1) a revolving credit facility in the amount of $75 million with a maximum term of six years from the date of the original credit facility, (2) a term loan A in the amount of $100 million with a maximum term of six years from the date of the original credit facility, (3) an acquisition facility in the amount of $75 million with a maximum term of seven years from the date of the original credit facility and (4) a term loan B in the amount of $150 million with a maximum term of eight years from the date of the original credit facility. Interest rates payable on amounts borrowed under the credit facility are based on the prime rate, the federal funds rate or the Eurodollar rate, plus a stipulated margin. Under the amended and restated credit agreement, the interest rates for the revolving credit facility increased by .50% for the revolving credit facility and term loan A and .75% for the acquisition facility and term loan B. Under the amended and restated agreement, Spartan Stores' ability to borrow on the revolving credit facility may be limited based upon compliance with certain covenants. As of January 4, 2003, Spartan Stores was in compliance with the credit facility covenants and had $56.8 million available for borrowing on the revolving credit facility. Spartan Stores continues to make significant progress on its debt reduction objectives. However, if its operating trends continue through the fourth quarter, it may not be able to meet the terms of its increasingly restrictive debt covenants. Spartan Stores is reviewing financing options, as well as moving forward with other debt reduction and operating income improvement initiatives that it expects will help temper these trends.

Note 7
Operating Segment Information

As more fully described in Note 4, Spartan Stores has discontinued substantially all of the operations of its Real Estate segment. Thus, amounts in the consolidated financial statements and related notes for all periods presented have been reclassified to reflect discontinued operations. The remaining assets of the Real Estate segment primarily represent facilities used in the Grocery Distribution segment. The remaining operations have been combined with the Grocery Distribution segment for reporting purposes. The following tables set forth segment information in thousands.

	Third Quarter (16 Weeks) Ended
	January 4, 2003	January 5, 2002
Net sales
Retail Grocery	$384,147	$439,310
Grocery Distribution	346,738	356,670
Convenience Distribution	264,468	265,583
Total	$995,353	$1,061,563

	Year-to-Date (40 Weeks) Ended
	January 4, 2003	January 5, 2002
Net sales
Retail Grocery	$1,014,545	$1,121,643
Grocery Distribution	845,903	918,594
Convenience Distribution	695,013	692,538
Total	$2,555,461	$2,732,775

	Third Quarter (16 Weeks) Ended
	January 4, 2003	January 5, 2002
Operating (loss) earnings
Retail Grocery*	$(93,118)	$(2,294)
Grocery Distribution**	(3,617)	5,441
Convenience Distribution	966	2,557
Total	$(95,769)	$5,704

	Year-to-Date (40 Weeks) Ended
	January 4, 2003	January 5, 2002
Operating (loss) earnings
Retail Grocery*	$(112,026)	$16,079
Grocery Distribution**	4,374	13,645
Convenience Distribution	5,112	7,156
Total	$(102,540)	$36,880

	January 4, 2003	March 30, 2002
Total assets
Retail Grocery	$386,318	$498,783
Grocery Distribution	856,424	917,052
Convenience Distribution	90,466	82,824
Discontinued operations - Real Estate	1,863	36,036
Discontinued operations - Insurance	14,228	23,729
Less - eliminations	(782,015)	(811,884)
Total	$567,284	$746,540

*Includes a $76.8 million and $89.8 million charge for asset impairment and exit costs for the third quarter and year-to-date period ended January 4, 2003, respectively.

**Includes an $8.4 million charge for long-lived asset impairment for the third quarter and year-to-date period ended January 4, 2003.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth our Consolidated Statements of Operations as percentages of net sales:

	Third Quarter (16 Weeks) Ended		Year-to-Date (40 Weeks) Ended
	January 4, 2003 (Unaudited)	January 5, 2002 (Unaudited)	January 4, 2003 (Unaudited)	January 5, 2002 (Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	15.4	16.5	16.0	17.1

Operating expenses
Selling, general and administrative	16.5	16.0	16.2	15.8
Provision for asset impairments and exit costs	8.5	-	3.8	-
Total operating expenses	25.0	16.0	20.0	15.8

Operating (loss) earnings	(9.6)	0.5	(4.0)	1.3

Other income and expenses	(0.7)	(0.6)	(0.7)	(0.6)

(Loss) earnings before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(10.3)	(0.1)	(4.7)	0.7

Income taxes	(3.6)	-	(1.6)	0.2

(Loss) earnings from continuing operations	(6.7)	(0.1)	(3.1)	0.5

Earnings from discontinued operations	1.0	0.1	0.5	-

Cumulative effect of a change in accounting principle	-	-	(1.4)	-

Net (loss) earnings	(5.7)%	(0.0)%	(4.0)%	0.5%

          Net Sales. Consolidated net sales for the quarter ended January 4, 2003 decreased $66.2 million, or 6.2 percent, from $1,061.6 million in the prior year quarter, to $995.4 million. Net sales for the year-to-date period ended January 4, 2003 decreased $177.3 million, or 6.5 percent, from $2,732.8 million in the prior year-to-date period, to $2,555.5 million. The overall sales declines were due to economic and competitive pressures in our operating markets, under-performance of our former marketing program that was discontinued in October 2002, and fifteen store closings that took place during the second and third quarters of fiscal 2003 and the fourth quarter of fiscal 2002. The overall negative trend was significantly reduced over the second half of the quarter as the grocery distribution business improved due to the revised marketing program and the separation of our retail and wholesale merchandising teams. Net sales for the closed stores for the quarter ended January 4, 2003 were $1.9 million versus $31.1 million in the prior year quarter. Net sales for the closed stores for the year-to-date period ended January 4, 2003 were $35.0 million versus $79.2 million in the prior year period. Excluding the effect of closed stores, consolidated net sales decreased 3.6 percent and 5.0 percent for the quarter and year-to-date periods ended January 4, 2003.

          Net sales for the quarter ended January 4, 2003 in our Retail Grocery segment decreased $55.2 million, or 12.6 percent, from $439.3 million in the prior year quarter, to $384.1 million. Net sales for the year-to-date period ended January 4, 2003 decreased $107.1 million, or 9.5 percent, from $1,121.6 million in the prior year-to-date period, to $1,014.5 million. Excluding the effect of closed stores, net sales decreased by 6.4 percent and 6.0 percent for the quarter and year-to-date periods ended January 4, 2003. Same-store sales declined 8.5 percent in the third quarter, compared to the same period last year and declined 7.3 percent for the year-to-date period. The same-store sales declines were driven by increased competitive conditions and economic weakness in our operating markets, particularly in our southern region. To address these trends we changed our merchandising structure by establishing a separate team for our retail operations and implemented new promotional programs to improve our price image. We believe changes in our structure and revised pricing strategies are already contributing to the more favorable traffic trends that we experienced near the end of third quarter.

          Net sales for the quarter ended January 4, 2003 in the Grocery Distribution segment decreased $10.0 million, or 2.8 percent, from $356.7 million in the prior year quarter, to $346.7 million. Net sales for the year-to-date period ended January 4, 2003 in the Grocery Distribution segment decreased $72.7 million, or 7.9 percent, from $918.6 million in the prior year-to-date period, to $845.9 million. The decline was principally due to the ineffectiveness of our previous promotional program canceled in October and the current economic situation, offset by increased sales as a result of the new promotional strategy launched in October 2002.

          Net sales for the quarter ended January 4, 2003 in the Convenience Distribution segment remained relatively consistent at $264.5 million versus $265.6 million in the prior year quarter. Net sales for the year-to-date period ended January 4, 2003 in the Convenience Distribution segment also remained relatively consistent at $695.0 million versus $692.5 million in the prior year period. The slight decrease in the third quarter is primarily due to increased cigarette taxes and cost of cigarettes, which drove prices up but volumes down and the loss of sales to K-Mart of $14.7 million, offset by new business gained. The increase for the year-to-date period is due to a more favorable impact of new business gained, offset by the volume reductions caused by tax and price inflation and the loss of sales to K-Mart of $37.9 million.

          Gross Margin. Gross margin for the quarter ended January 4, 2003 decreased $22.4 million, or 12.7 percent, from $175.7 million in the prior year quarter, to $153.3 million. Gross margin for the year-to-date period ended January 4, 2003 decreased $58.6 million, or 12.5 percent, from $467.8 million in the prior year-to-date period, to $409.2 million. As a percent of net sales, gross margin for the quarter and year-to-date period ended January 4, 2003 decreased to 15.4 and 16.0 percent, respectively, from 16.5 and 17.1 percent for the prior year quarter and year-to-date period. These declines were partially due to a deliberate effort on our part to reinvest gross margin to protect retail market position. In addition, declines were driven by a higher percentage of consolidated sales coming from the lower margin Convenience Distribution segment.

          Selling, General and Administrative Expenses. SG&A expenses for the quarter ended January 4, 2003 decreased $6.1 million, or 3.6 percent, from $170.0 million in the prior year quarter, to $163.9 million. SG&A expenses for the year-to-date period ended January 4, 2003 decreased $17.4 million, or 4.0 percent, from $430.9 million in the prior year, to $413.5 million. The reductions in costs are primarily due to the reduction of costs associated with the fifteen closed stores and the elimination of goodwill amortization expense, partially offset by SG&A expenses related to our three new stores opened in the third quarter. Goodwill amortization expense was $0.9 million and $2.2 million for the quarter and year-to-

date period ended January 5, 2002. As a percentage of sales, SG&A expenses for the quarter and year-to-date period ended January 4, 2003 were 16.5 and 16.2 percent, compared to 16.0 and 15.8 percent for the prior year quarter and year-to-date period, respectively. The increases in percentage were primarily due to lower cost leverage from the decline in net sales. We have decided to suspend the accrual of service and transition credits to our cash balance pension plan, covering qualifying non-union associates, for fiscal 2004. Interest credits will continue to accrue. The suspension of these credits will result in a reduction of SG&A expenses and reduce cash funding of the plan by approximately $3 to $4 million in fiscal 2004. During fiscal 2004, we will perform a competitive assessment of our retirement benefit programs.

          Asset Impairments and Exit Costs. During the third quarter and year-to-date periods, the following provisions for asset impairments and exit costs were recognized in the Consolidated Statement of Operations:

	Third Quarter (16 weeks) Ended	Year-to-Date (40 weeks) Ended

Exit costs	$2,759	$10,464
Asset impairments	37,436	42,731
Goodwill impairment	45,000	45,000
Total	$85,195	$98,195

          Due to increased competition, the continued difficult economy and operational challenges in our Retail Grocery segment, operating results and cash flows were significantly lower than anticipated in the third quarter of fiscal 2003. Based on this trend, the earnings forecast was revised and a valuation of the Retail Grocery segment was conducted. Fair value was determined based on the discounted cash flows and comparable market values for the segment. As a result of the impairment analysis, a loss was recorded to reduce the carrying value of goodwill at the Retail Grocery segment by $45.0 million (prior to provision for tax benefit of $15.7 million) to its implied fair value.

          We are in the process of evaluating various strategic alternatives for improving profitability of the Retail Grocery segment. During the third quarter of fiscal 2003, an estimated impairment charge of $28.7 million (prior to provision for tax benefit of $10.1 million) was recognized on long-lived assets at certain stores and office facilities currently being operated based on our evaluation of operating trends and possible outcomes of the alternatives considered. The actual charge to be realized may ultimately vary significantly depending on the strategic alternatives implemented. Any exit costs associated with any alternative will be recognized in the period incurred as required by SFAS No. 146.

          In addition, an impairment charge of $8.4 million (prior to provision for tax benefit of $2.9 million) was recognized on long-lived assets of the Grocery Distribution segment held at a warehouse distribution facility in Ohio that is expected to be closed in the fourth quarter of fiscal 2003.

          During the first three quarters of fiscal 2003, management decided to close thirteen under-performing stores, ten in the Ohio market and three in the Michigan market. These stores were located in outlying geographic areas and did not meet our market share goals. It was also decided that one store designated for closure in a previous year would remain open because market conditions in the area had changed which resulted in a $1.1 million change in our reserve. In addition, management decided to close two office facilities, one in Ohio and one in Michigan. As a result of these decisions, asset impairment charges of $5.6 million and exit costs of $10.5 million were recorded. Ten of the stores were closed late in the second quarter; the remaining stores were closed during the third quarter of fiscal 2003. The office facilities are expected to be closed during the fourth quarter of fiscal 2003. Asset liquidations will provide additional cash flow contributing to our ability to reduce long-term debt and strengthening our financial position.

          Interest Expense. Interest expense for the quarter ended January 4, 2003 increased $0.5 million, or 6.5 percent, from $7.7 million in the prior year quarter, to $8.2 million. Interest expense for the year-to-date period ended January 4, 2003 decreased $0.4 million, or 2.0 percent, from $19.8 million in the prior year, to $19.4 million. Total average borrowings for the year-to-date period decreased to $268.8 million from $344.6 million in the corresponding year-to-date period last year as a result of debt repayments. The debt reduction and lower interest rates led to the decrease in interest expense offset in the current quarter by a $0.7 million charge to interest expense related to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which required us to recognize a portion of our interest rate swap exposure as interest expense. This expense had previously been included in accumulated other comprehensive loss in the shareholders' equity section of the consolidated balance sheets.

          Other gains, net. In fiscal 2003, the Retail Grocery segment and the Convenience Distribution segment recognized gains from the sale of property of $1.0 and $0.2 million, respectively. In fiscal 2002, the Grocery Distribution segment recognized a gain of $0.8 million on the sale of stock in a service provider and the Retail Grocery segment recognized gains of $1.6 million on the sale of properties.

          Discontinued Operations. The Insurance segment and a majority of the Real Estate segment are reflected as discontinued operations in the consolidated financial statements. During fiscal 2003, the discontinued real estate operations recognized a gain on the sale of eleven properties for $12.1 million (net of tax). As of January 4, 2003, the remaining assets of the discontinued real estate operation totaling $1.9 million consist primarily of land and buildings that are being actively marketed with the expectation of being sold over the next twelve months. The remaining portion of the Real Estate segment consists primarily of properties used in the Grocery Distribution segment operation. As such, the remaining assets have been combined with the Grocery Distribution segment for reporting purposes.

          We recorded a $1.5 million charge in the third quarter of fiscal 2003 in the Insurance segment as an estimate of additional amounts owed for claims liabilities ceded (transferred) to an unrelated third party in December 2001 as a result of updated actuarial studies reflecting a larger than originally anticipated obligation. We will remain obligated under these policies until all claims are closed.

Cumulative Effect of a Change in Accounting Principle and New Accounting Standards

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be applied to all business combinations after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets in a business combination. We adopted SFAS No. 141 on March 31, 2002. There was no material impact as a result of the adoption. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but are tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. As a result of adopting these statements, we recorded a cumulative effect of a change in accounting principle to recognize an impairment of goodwill in the Retail Grocery segment of $35.4 million, net of provision for tax benefit of $6.2 million.

          In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No.145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result, gains and losses from the extinguishment of debt should be reported as extraordinary items only if they meet the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains and losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations for all periods presented. We are required to adopt the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 on March 30, 2003.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. SFAS No. 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities. We adopted SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

          On December 31, 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation; however, it does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The statement also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in the summary of significant accounting policies in annual and interim financial statements. The transition and disclosure provisions of SFAS No. 148 are applicable on March 29, 2003. We have not determined what effect SFAS No. 148 will have on our future consolidated results of operations or financial position when adopted.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, exit costs, retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances.

          We believe that the following represent the more critical estimates and assumptions used in the preparation of our consolidated financial statements.

          Allowance for Losses on Receivables. In determining the adequacy of the allowances for receivables, we analyze the value of collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. If the financial condition of our customers or the fair value of the collateral were to deteriorate, additional allowances may be required.

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

          Exit Costs. For stores and other facilities to be closed that are subject to long-term lease commitments, reserves are recorded based upon the present value of remaining lease payments, calculated using a risk-free interest rate, net of estimated sublease recovery. If real estate and leasing markets change in the future, adjustments to those reserves could be required.

Liquidity and Capital Resources

          Net cash provided by operating activities was $71.4 million for the year-to-date period ended January 4, 2003 and $10.4 million for the same period in the prior year. The increase in net cash provided by operating activities in fiscal 2003 is a result of a reduction in working capital invested in operations, primarily due to internal initiatives to improve our net inventory position.

          Net cash provided by (used in) investing activities was $42.7 million and $(15.9) million for the year-to-date periods ended January 4, 2003 and January 5, 2002, respectively. Cash provided by investing activities increased in fiscal 2003 primarily due to proceeds from the sale of real estate properties and decreased capital expenditures.

          Net cash used in financing activities was $109.0 million for the year-to-date period ended January 4, 2003 due primarily to debt repayments and financing fees, partially offset by proceeds from the sale of common stock. Cash from operations, including working capital reductions, and real estate sales provided funding to make debt repayments of $80.2 million in excess of scheduled amortization for the year-to-date period ended January 4, 2003. Cash used in financing activities was $1.7 million for the year-to-date period ended January 5, 2002 due primarily to debt repayments, offset by proceeds from long-term borrowings and proceeds from the sale of common stock.

          Our principal sources of liquidity are cash generated from operations and borrowings under a senior secured credit facility dated March 18, 1999, as amended and restated July 29, 2002. The credit facility consists of (1) a revolving credit facility in the amount of $75 million with a maximum term of six years from the date of the original credit facility, (2) a term loan A in the amount of $100 million with a maximum term of six years from the date of the original credit facility, (3) an acquisition facility in the amount of $75 million with a maximum term of seven years from the date of the original credit facility and

(4) a term loan B in the amount of $150 million with a maximum term of eight years from the date of the original credit facility. At January 4, 2003, $185.5 million was outstanding under the credit facility. Under the amended and restated agreement, our ability to borrow on the revolving credit facility may be limited based upon compliance with certain covenants. As of January 4, 2003, we had $56.8 million available for borrowing on the revolving credit facility. Interest rates payable on amounts borrowed under the credit facility are based on the prime rate, the federal funds rate or the Eurodollar rate, plus a stipulated margin. Under the amended and restated credit agreement, the interest rates for the revolving credit facility increased by .50% for the revolving credit facility and term loan A and .75% for the acquisition facility and term loan B.

          The credit agreement which governs our senior secured credit facility also limits our ability to make "restricted payments." Payment of cash dividends and other restricted payments are permitted only under conditions specified and are limited to amounts determined under specific and detailed formulas and allowances provided in the credit agreement. "Restricted payments" include cash dividends, as well as redemption of shares and a variety of other types of payments. As of the date of filing of this Quarterly Report on Form 10-Q, payment of cash dividends in limited amounts would be permitted under the bank credit facility. The credit facility contains covenants that include the maintenance of certain financial ratios. The covenants in the bank credit agreement could prohibit or limit the amount of dividends in the future. At January 4, 2003, we were in compliance with the credit facility covenants. We continue to make significant progress on our debt reduction objectives. However, if our operating trends continue through the fourth quarter, we may not be able to meet the terms of our increasingly restrictive debt covenants. We are reviewing financing options, as well as moving forward with other debt reduction and operating income improvement initiatives that we expect will help temper these trends. We intend to use any cash flows from our operations to repay debt, to make restricted payments other than cash dividends, and on a long-term basis to acquire additional retail operations. We do not anticipate paying any cash dividends for the foreseeable future, regardless of whether they are or are not permitted by the credit agreement.

          We have offered non-subordinated variable rate promissory notes to the public. The notes are offered in minimum denominations of $1,000 and may be issued by us at any time, although our credit facility restricts the total amount outstanding under the offering to approximately $15.0 million. The non-subordinated variable rate promissory notes are issued under a "shelf" registration statement filed with the Securities and Exchange Commission, effective February 26, 2001, which provides for the issuance of up to $100 million of debt securities. At February 1, 2003, approximately $8.3 million of these notes were outstanding.

          We also intend to continue selling non-core real estate. The carrying value of real estate expected to be sold within the next twelve months is approximately $3.5 million as of January 4, 2003.

          Our current ratio decreased to 1.30:1.00 at January 4, 2003 from 1.62:1.00 at March 30, 2002 and working capital decreased to $63.8 million at January 4, 2003 from $113.7 million at March 30, 2002. These declines are the result of our efforts to better manage the key components of working capital.

          Our long-term debt to equity ratio at January 4, 2003 increased to 1.42:1.00 from 1.28:1.00 at March 30, 2002. The increase was primarily due to the provision for asset impairments and exit costs and asset impairment charges of $63.8 million, net of tax, recorded in the first and third quarters and the $35.4 million goodwill impairment charge recorded upon adopting SFAS No. 142. These increases were partially offset by reducing long-term debt by $107.1 million, including $80.2 million in debt payments ahead of scheduled maturities. Management from time to time evaluates longer-term acquisition opportunities, which could result in additional borrowings and additional leases being entered into if consummated, in turn increasing our leverage position.

          Our total capital structure includes borrowings under the senior secured credit facility, non-subordinated variable rate promissory notes, various other debt instruments, leases and shareholders' equity.

          The table below presents our significant contractual obligations as of January 4, 2003:

Fiscal Year	Long-term Debt	Operating Leases	Total Contractual Obligations

2003	$719	$7,883	$8,602
2004	38,572	26,166	64,738
2005	36,646	24,288	60,934
2006	24,176	21,935	46,111
2007	107,419	19,296	126,715
Thereafter	9,001	95,172	104,173
Total	$216,533	$194,740	$411,273

Forward-Looking Statements

          The matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" about our plans, strategies, objectives, goals or expectations. These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans," "believes," "estimates," "intends," is "optimistic" or "confident" that a particular occurrence "will," "may," "could" or "will likely" result or that a particular event "will," "may," "could," "should" or "will likely" occur in the future or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" above, are inherently forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 30, 2002 and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to strengthen our retail-store performance; address underperformance in our southern retail division; improve sales growth; increase profit margin; reduce operating cost structures; sell assets that are held for sale on favorable terms; continue to meet the terms of our debt covenants; and implement the other programs, plans, strategies, objectives, goals or expectations described in this Quarterly Report will be affected by, among other factors, those discussed below, as well as changes in economic conditions generally or in the markets and geographic areas that we serve and adverse effects of the changing food and distribution industries.

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

          Our operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: the integration of the business operations of our retail acquisitions and retail and distribution operations; difficulties in the operation of the current business segments; future business acquisitions, including additional retail stores; difficulties in the assimilation of acquired personnel, operations, systems or procedures; inability to realize synergies in the amounts or within the time frame expected by management; adverse effects on existing business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees for the acquired businesses; labor shortages, stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our operating and administrative expenses could also be adversely affected by changes in our sales mix. Furthermore, our ongoing cost cutting initiatives and changes in our marketing and merchandising programs may not be as successful as we anticipate.

          Our future interest expense and income also may differ from current expectations, depending upon, among other factors: the amount of additional borrowings; changes in our borrowing agreements; changes in the interest rate environment; cigarette inventory levels; retail property sales; and the amount of fees received on delinquent accounts. The availability of our senior secured credit facility depends on continued compliance with the credit facility.

          Furthermore, acts of violence or war create considerable economic and political uncertainties, which could have adverse effects on consumer buying behavior, fuel costs, shipping and transportation, product imports and other factors affecting our company and the grocery industry generally.

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

ITEM 5.	Other Information

          The Chief Executive Officer and Chief Financial Officer Certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 follow the signature page of this Quarterly Report. Also, the Chief Executive Officer and Chief Financial Officer Certifications required by Section 906 of that Act accompany this Quarterly Report.

          On October 28, 2002 Joel A. Levine resigned from the Board of Directors for personal reasons.

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

(b)	Reports on Form 8-K: Spartan Stores filed the following Current Reports on Form 8-K during the 16 weeks ended January 4, 2003:

Date of Report	Filing Date	Item(s) Reported

October 17, 2002	October 18, 2002

Under Item 9, this Form 8-K included a press release announcing Spartan Stores' 2002 second quarter financial results. It included a summary statement of earnings for that quarter and year-to-date period and the corresponding prior-year periods and a summary balance sheet as of the end of that quarter.

October 29, 2002	October 29, 2002

Under Item 9, this Form 8-K included a press release announcing that James B. Meyer, Spartan Stores' Chairman, President, and Chief Executive Officer intends to retire in 2003. No financial statements were included or required to be included in this Form 8-K.

These Forms 8-K were furnished pursuant to Regulation FD and are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: February 14, 2003	By /s/ David M. Staples
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

Date: February 14, 2003	/s/James B. Meyer
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

Date: February 14, 2003	/s/David M. Staples
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document

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