Form 10-K
period 2003-03-29
SPARTAN STORES INC
filed 2003-06-25
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 29, 2003.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission File Number: 000-31127

SPARTAN STORES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction) of Incorporation or Organization)	38-0593940 (I.R.S. Employer Identification No.)

850 76th Street, S.W. P.O. Box 8700 Grand Rapids, Michigan (Address of Principal Executive Offices)	49518-8700 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes	No X

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the last sales price of such stock on The NASDAQ Stock Market on September 13, 2002 (which was the last trading day of the registrant's second quarter in the fiscal year ended March 29, 2003) was $55,394,462.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, no par value, outstanding as of June 20, 2003: 19,943,257 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part II, Item 5 and Part III, Items 10, 11, 12 and 13	Proxy Statement for Annual Meeting to be held August 6, 2003

Forward-Looking Statements

          The matters discussed in this Annual Report on Form 10-K include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or its management "expects," "anticipates," "projects," "plans," "believes," "estimates," "intends" or is "optimistic" or "confident" that a particular occurrence "will," "may," "could," "should" or "will likely" result or that a particular event "will," "may," "could," "should" or "will likely" occur in the future, that the "trend" is toward a particular result or occurrence, or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report and our other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to strengthen our retail'store performance; improve sales growth; increase gross margin; reduce operating costs; sell assets classified as held for sale on favorable terms; continue to meet the terms of our debt covenants; and implement the other programs, plans, strategies, objectives, goals or expectations described in this Annual Report will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, among others, those discussed below.

          Anticipated future sales are subject to competitive pressures from many sources. Our Retail and Grocery Distribution businesses compete with many warehouse discount stores, supermarkets, pharmacies and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, competitive pressures in the retail industry generally and our geographic markets specifically, and our ability to implement effective new marketing and merchandising programs. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

          Our operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: difficulties in the operation of our current business segments; future business acquisitions; adverse effects on existing business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor shortages, stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our operating and administrative expenses could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as we anticipate. Acts of terrorism or war have in the past and may in the future result in considerable economic and political uncertainties that could have adverse effects on consumer buying behavior, fuel costs, shipping and transportation, product imports and other factors affecting our company and the grocery industry generally.

          Our future interest expense and income also may differ from current expectations, depending upon, among other factors: the amount of additional borrowings; changes in our borrowing arrangements and agreements; changes in the interest rate environment; and the amount of fees received on delinquent accounts. The availability of our senior secured credit facility depends on compliance with the terms of the credit facility.

          As discussed in this Form 10-K, we have recently completed sales of or contracted to sell material assets, including substantially all of the assets of L&L/Jiroch Distributing Company ("L&L/Jiroch") and J.F. Walker Company, Inc. ("J.F. Walker"), and we are in the process of selling or closing additional Food Town stores. We believe that these sales and closings will allow us to better focus our efforts and capital on key strategic markets where we have the strongest growth and value creation opportunities. However, we cannot assure you that these transactions will be beneficial to our company. The agreements relating to many of these transactions require us to indemnify these asset buyers for breaches of our representations and warranties contained in the agreements and certain other matters.

          This section is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information that we obtain after the date of this Annual Report.

PART I

Item 1.	Business

Overview

          Spartan Stores is a leading regional grocery retailer and grocery distributor, operating principally in Michigan and Ohio. We operate two primary business segments: Retail and Grocery Distribution. We are the ninth largest distributor to grocery stores in the United States and have been the largest distributor to grocery stores in Michigan for more than 10 years. Our retail and distribution operations hold a combined #1 or #2 market share in many of the key Michigan markets we serve. For the fiscal year ended March 29, 2003 ("fiscal 2003"), we generated net sales from continuing operations of $2.1 billion, which excludes sales of $1.1 billion from discontinued operations.

          Established in 1917 as a cooperative, Spartan Stores converted to a for-profit business corporation in 1973. In over 85 years as a distributor, we have built a strong infrastructure and have developed extensive knowledge of the merchandising and marketing required for successful retail operations. In January 1999, we began to acquire retail grocery stores in our focused geographic regions. In August 2000, our common stock became listed on The NASDAQ Stock Market under the symbol "SPTN."

          We believe that the vertical integration of distribution and retail operations allows us to achieve improved distribution, transportation, merchandising and marketing expense leverage, and increased purchasing power. In addition, this integration allows us to enhance the services we provide to both our company-owned stores and our independent grocery distribution customers. The large number of independent retail grocers in our markets (many of which are our customers) may offer continued consolidation opportunities, although we are currently focused on our operational performance. We believe that our experience and expertise in grocery distribution and our new merchandising team for our retail operations provide us with the tools for successful operation of our integrated business.

          Since the beginning of our transformation from a wholesale distributor to an integrated distributor and retailer in January 1999, we have made significant enhancements to the infrastructure of our Grocery Distribution and Retail segments in order to better integrate these operations where efficiencies exist, while keeping each business unit focused on its customers. Furthermore, through recent additions, combined with long-term associates, we have assembled a management team with significant experience in grocery retailing and distribution. One such addition, was the appointment of Craig C. Sturken as our President and Chief Executive Officer effective March 3, 2003. Mr. Sturken has more than forty years of retail experience, including ten years as Chief Executive Officer of the Great Atlantic & Pacific Tea Company's Atlantic and Midwest regions. Prior to his tenure at A&P, Mr. Sturken held executive positions with The Grand Union Company and Hannaford Brothers' Company.

Discontinued Operations

          As a result of the transactions described below, certain of our retail operations, convenience distribution operations, grocery distribution operations, and real estate operations are recorded as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, for all years presented, the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and all related financial and non-financial disclosures in the notes to the consolidated financial statements and this Annual Report on Form 10-K have been adjusted and the discontinued operations information is excluded, unless otherwise noted.

          Discontinued Retail Operations. In March 2003, we announced our decision to close 13 Food Town stores principally located in Toledo, Ohio and outlying areas and that we were, as part of our strategic evaluation process, considering options for our remaining 26 Food Town stores. We had closed six Food Town, two Family Fare Supermarkets, one Glen's Markets and four The Pharm stores earlier in fiscal 2003.

          Discontinued Convenience Operations. During the fourth quarter of 2003, we began to actively market two of our subsidiaries in our Convenience Distribution segment. On June 9, 2003 we completed the sale of substantially all the assets of L&L/Jiroch and J.F. Walker to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities.

          Discontinued Grocery Distribution Operations. We consolidated our Toledo, Ohio distribution operations into our Michigan facilities during the fourth quarter of fiscal 2003. As a result of the decision to exit the Food Town stores, the operating results related to these facilities have been classified as discontinued operations in the consolidated financial statements because the operations and cash flows of these facilities have been substantially eliminated from ongoing operations.

          Discontinued Real Estate Operations. During 2003, we completed the sale of 11 properties within our Real Estate segment for net proceeds of approximately $52.2 million in cash.

          Discontinued Insurance Segment. Discontinued operations also include our discontinued Insurance segment, which continues to be accounted for under Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

Retail Segment

          Our Retail segment operates 55 retail grocery stores and 21 deep discount drug stores predominantly in small metropolitan and rural areas of Michigan and Ohio. Our retail grocery stores are operated under the banners Family Fare Supermarkets, Glen's Markets, Great Day Food Centers,

Prevo's Family Market, Ashcraft's Markets and Madison Family Market, and maintain a #1 or #2 market share in many of their Michigan markets. Our deep discount drug stores are operated under the banner The Pharm.

          We believe that our strong market share positions result from our distinct "neighborhood market" focus and the favorable name recognition from many of our banner names. Our neighborhood market strategy distinguishes our stores from supercenters and limited assortment stores by emphasizing convenient locations, demographically targeted merchandise selections, strong perishables offerings, customer service, value pricing and community involvement.

          Our 55 retail grocery stores typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. Twenty-two of our grocery stores also offer pharmacy facilities. In addition to nationally advertised products, the stores carry our private label items, the "Spartan" brand, and the "HomeHarvest" and "Pharm" brands, which are our value brand labels. These private label items provide above-average retail margins and we believe they help generate increased customer loyalty. See "Merchandising and Marketing-Private Label Brands." Our retail grocery stores range in size from approximately 20,000 to 64,000 square feet and average approximately 38,000 square feet per store.

          Our 21 deep discount drug stores, which operate under the banner The Pharm, offer a unique combination of a full'service pharmacy, general merchandise products and basic food offerings. These stores operate under a deep discount format that emphasizes everyday low prices that are typically less than those of a traditional supermarket or drug store. The Pharm stores range in size from approximately 16,000 to 43,000 square feet and average approximately 29,000 square feet per store.

          We have acquired our stores as a result of several acquisitions since 1999:

Name	Location	Acquisition Date	Number of Stores Acquired	Current Number of Stores

Ashcraft's Markets	Central Michigan	January 1999	8	6
Family Fare Supermarkets	Western Michigan	March 1999	13	13
Glen's Markets	Northern Michigan	May 1999	23	23
Great Day Food Centers	Western Michigan	December 1999	3	3
Food Town/The Pharm	Ohio and southeastern Michigan	August 2000	73	21
Prevo's Family Markets	Northern and western Michigan	March 2001	10	9
Madison Family Market	Western Michigan	October 2002	1	1

			131	76

          Since the acquisitions, we have closed 31 stores as a result of our continual evaluation of store performance against chain-wide profitability benchmarks. We also relocated one store in Harrison, Michigan and changed that store's retail banner from Ashcraft's Markets to Glen's Markets and changed a Cadillac, Michigan store's retail banner from Prevo's Family Markets to Glen's Markets to benefit from the strong name recognition of Glen's Markets in the region. In fiscal 2003, we opened two new stores under the Family Fare Supermarkets banner and assumed operations of a former Grocery Distribution customer, Madison Family Market.

          The following chart details the changes in the number of our retail stores from fiscal 1999 through fiscal 2003:

Fiscal Year	Number of Stores at Beginning of Fiscal Year	Stores Acquired or Added During Fiscal Year	Stores Closed During Fiscal Year	Food Town Stores Designated For Sale or Closure	Number of Stores at End of Fiscal Year

1999	0	8	-	-	8
2000	8	39	-	-	47
2001	47	83	3	-	127
2002	127	-	-	-	127
2003	127	3	28	26	76

          As noted above, in March 2003 we announced that we were considering options for our remaining 26 Food Town stores. As of June 20, 2003, we have entered into asset sale agreements and letters of intent for 20 of these 26 Food Town stores. See "Discontinued Operations" above.

          Capital expenditures, including remodeling, are expected to approximate $10.0 to $15.0 million per year, inclusive of "maintenance" capital. We will evaluate proposed retail projects based on demographics and competition within each market, and prioritize projects based on their expected returns on investment. We require projects to meet a targeted internal rate of return to be approved; however, we may undertake projects that do not meet this standard to the extent they represent required maintenance or necessary infrastructure improvements. We believe that focusing on such measures provides us with an appropriate level of discipline in our capital expenditures process.

Grocery Distribution Segment

          Spartan Stores is the ninth largest distributor to grocery stores in the United States and the largest distributor to grocery stores in Michigan. We have been the largest distributor to grocery stores in Michigan for more than 10 years. Our Grocery Distribution segment provides approximately 400 stores with a selection of approximately 40,000 products, including dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, pharmacy, and health and beauty care items. In addition, we offer our grocery distribution customers approximately 1,800 private label grocery and general merchandise items. We also operate 12 cash and carry outlets in Michigan and Ohio that serve approximately 2,800 additional stores. Total distribution revenues from continuing operations of our Grocery Distribution segment, including shipments to our company-owned stores, were $1.7 billion for fiscal 2003.

          Customers. Our Grocery Distribution segment supplies our company-owned stores and a diverse group of independent grocery store operators that range from single stores to supermarket chains with as many as 20 stores. We offer our customers payment terms on a net six-day basis from the weekly billing statement date. Pricing is generally based upon a "cost plus" model for grocery, frozen, dairy, pharmacy and health and beauty care items and a "variable mark-up" model for meat, deli, bakery, produce, seafood, floral products and general merchandise.

          Our Grocery Distribution customer base is very diverse, with no single customer exceeding 7% of consolidated net sales. Our five largest Grocery Distribution customers (excluding company-owned stores) accounted for approximately 17.5% of our fiscal 2003 consolidated net sales.

          Distribution Functions. Our Grocery Distribution business utilizes approximately 2.2 million square feet of warehouse, distribution and office space. We supply our company-owned stores and our independent grocery distribution customers from our distribution centers located in Grand Rapids and Plymouth, Michigan and our convenience store customers from 12 cash and carry locations in Michigan and Ohio. We believe that our distribution facilities are strategically located to serve our customers. During fiscal 2003, we implemented a network rationalization initiative, which involved shifting stock-keeping units (SKUs) within our distribution centers to create dedicated slow and fast-moving sections as well as the consolidation of both of our Ohio distribution centers. We believe that this realignment will reduce our labor and inventory carrying costs.

          To supply our Grocery Distribution customers, we operate a fleet of approximately 100 tractors, 200 conventional trailers and 170 refrigerated trailers, substantially all of which are leased. We are currently undertaking several initiatives intended to minimize our vehicles' outbound miles and increase inbound freight revenue based on our new logistics programs.

          In October 2001, we signed a five-year labor contract with our Grand Rapids grocery distribution center associates. The contract provides for improved work-rule flexibility that has improved overall distribution center productivity and created a more efficient distribution operation. In addition, these union associates share in rising healthcare and welfare benefit costs. Subsequent to the labor negotiations, we adopted a gain'share compensation program at our Grand Rapids grocery distribution center that provides for incentive-based compensation and has resulted in improved productivity and reduced direct labor costs. During fiscal 2003, through-put (defined as cases shipped per hour) increased in comparison to fiscal 2002 by 4.0% in our grocery warehouse and by 13.1% in our perishables warehouse.

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

          We have agreements with certain Grocery Distribution customers whereby they agree to purchase a minimum percentage of their total purchases from us for the term of the agreement. At March 29, 2003, we had such agreements with 22 customers covering 71 retail grocery stores with terms ranging from one to 13 years. The minimum purchase requirements under these agreements varied from approximately 50% to 55% of the total retail sales of the grocery stores covered by the agreements. For fiscal 2003, these stores had total retail sales of approximately $744 million and total distribution purchases from us of approximately $369 million. When combined with sales to our own stores, these sales approximate 50% of our total Grocery Distribution sales volume.

Operating Segment Financial Data

          More detailed information about our operating segments may be found in Note 14 to the consolidated financial statements included in Item 8 below, which is herein incorporated by reference. All of our sales and virtually all of our assets are in the United States of America.

Marketing and Merchandising

          General. In fiscal 2003, we implemented changes to our organizational structure that are intended to better support our system-wide efforts to improve sales growth and profitability. These changes are also intended to improve the effectiveness of our retail and wholesale marketing and merchandising functions, and to advance our organization's customer orientation.

          In March 2003, we hired an experienced Executive Vice President of Marketing and Merchandising, charged with the expectation to improve the top line sales and gross margin performance of both our Retail and Grocery Distribution segments. This change is expected to improve our category management function by better coordinating our retail and distribution marketing and merchandising efforts. The heads of Marketing and Merchandising for both our Retail and Grocery Distribution segments now report to the Executive Vice President of Marketing and Merchandising. In addition, in May 2003, a new Vice President of Retail Merchandising and Director of Pharm Merchandising were hired.

          We believe these changes are fundamental to restoring retail operations to profitability, improving our competitive market position, driving better incremental sales growth and capturing more of the natural synergies that exist between our retail stores, customer stores and distribution operations.

          Private Label Brands. We currently market and distribute approximately 1,800 highly recognized private label brand items under three exclusive store brands: the "Spartan" brand, and two value brands, "HomeHarvest" and "Pharm."

          We believe that the Spartan brand product line, first introduced in 1954, is one of the most widely accepted and recognized private label brands in Michigan. Michigan consumers have come to expect high quality products from Spartan Stores at below national brand pricing. Our value brands, HomeHarvest and Pharm, are effective in combating limited assortment store competitors. These brands appeal to consumers who are looking for a consistent quality brand at a low price.

Competition

          Our Retail and Grocery Distribution segments compete with, among others, other grocery distributors, independently owned retail grocery stores, large chain stores that have integrated wholesale and retail operations, mass merchandisers, limited assortment stores and wholesale membership clubs, some of whom have greater resources than we do. The principal competitive factors in the retail grocery business include the location and image of the store; the price, quality and variety of the products; and the quality and consistency of service.

          We believe we have developed and implemented strategies and processes to meet competition in our Retail segment. We monitor planned store openings by our competitors and have established strategies for proactively responding to new competition. Our goal is to have a comprehensive plan to address new competition in place six months prior to a competitor's opening. Strategies to combat competition vary based on many factors, such as the competitor's format, strengths, weaknesses, pricing and sales focus.

          Our Retail and Grocery Distribution segments operate in highly competitive markets, which typically result in lower profit margins. Our Grocery Distribution segment competes with a number of national and regional distributors, some of whom have greater resources than we do. The primary competitive factors in the Grocery Distribution segment include price, product quality, variety and service.

Suppliers

          We purchase products from a large number of national, regional and local suppliers of name brand and private label merchandise. We have not encountered any material difficulty in procuring or maintaining an adequate level of products to serve our customers. No single supplier accounts for more than 8% of our purchases. We have enjoyed long'standing relationships with these business partners, based on trust, respect and integrity.

Intellectual Property

          We own valuable intellectual property, including trademarks and other proprietary information, some of which, including "Spartan," "Family Fare," "The Pharm," "HomeHarvest" and other related marks, are of material importance to our business.

Technology

          We invest in technology as a means of improving service to our customers and maximizing the efficiency of our operations. During the last two years, we have consolidated and standardized many of our systems across our businesses as we have consolidated the organization. Our focus during the last year has been to provide incremental functionality in our existing systems and to maximize the utilization of our current systems and information.

          Retail Systems. We completed the consolidation of multiple price management systems to a single system for all company-owned stores, we added enhanced functionality to our electronic payment system and we significantly enhanced our retail reporting system including specific functionality for shrink and margin management. Additionally, we completed the required changes in our pharmacies for compliance with the Health Insurance Portability and Accountability Act ("HIPAA").

          Supply Chain. We continued the upgrading of our warehouse management systems and began upgrading our onboard transportation management system.

          Financial Systems. We streamlined processes and enhanced controls for many aspects of our financial and retail systems.

          Human Resource Systems. We consolidated all associates to one benefits administration system and made other human resources reporting improvements. We completed the required changes in our Human Resource systems for compliance with HIPAA.

          Information Technology. During the last year we significantly improved our business continuity strategy and made many improvements in the security of our internal network and systems.

Subsidiaries

          Our Grocery Distribution segment consists primarily of our wholly owned subsidiaries, Spartan Stores Distribution, LLC and United Wholesale Grocery Company. We operate our Retail segment primarily through two wholly owned subsidiaries, Family Fare, LLC and Seaway Food Town, Inc. and their respective subsidiaries. L&L/Jiroch and J.F. Walker comprised our discontinued Convenience Distribution segment. Substantially all assets of L&L/Jiroch and J.F. Walker were sold in the first quarter of fiscal 2004. See "Discontinued Operations," above.

Associates

          We currently employ approximately 7,400 associates, approximately 4,100 of which are full-time and approximately 3,300 of which are part-time. These numbers do not include those employees that work for a discontinued operation as described above in "Discontinued Operations."

          Unions represent approximately 22% of our associates, with contracts for 927 distribution center and transportation associates expiring between April 2005 and October 2006, contracts for 27 distribution associates at our 12 cash and carry outlets expiring by location from 2004 to 2007 and contracts for 645 retail associates expiring between June 2003 and March 2005.

          We consider our relations with our union and non-union associates to be satisfactory and have not had any material work stoppages in the last five years.

Regulation

          We are subject to federal, state and local laws and regulations covering the purchase, handling, sale and transportation of our products. Several of our products are subject to federal Food and Drug Administration regulation. We believe that we are in substantial compliance with all Food and Drug Administration and other federal, state and local laws and regulations governing our businesses.

Forward-Looking Statements

          The matters discussed in this Item 1 include forward-looking statements. See "Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K.

Item 2.	Properties

          We own real estate totaling approximately 2.6 million square feet under roof, including one shopping center and eight freestanding retail locations. Approximately 67,000 square feet is leased to customers that we supply and to other retailers. We also own certain non-operating real estate assets. Management estimates that the market value of our real estate is approximately $72 million and exceeds its book value by approximately $20 million.

Retail Segment Real Estate

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our retail grocery stores.

Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership

Ashcraft's Markets	6	Central Michigan	239,018	39,836	Leased

Family Fare Supermarkets	13	Western Michigan	550,846	42,373	Leased

Glen's Markets	23	Northern Michigan	834,834	36,297	Leased

Madison Family Market	1	Western Michigan	21,218	21,218	Leased

Great Day Food Centers	3	Western Michigan	167,464	55,821	Leased

Prevo's Family Markets	1	Northern Michigan	34,665	34,665	Owned

Prevo's Family Markets	8	Western and northern Michigan	258,021	32,253	Leased

Total	55		2,106,066	38,292

          In addition to the stores listed above, we own a 65% interest in a joint venture that operates a grocery store of approximately 45,700 square feet located in southeastern Michigan.

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our deep discount drug stores.

Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership

Pharm Stores	3	Northwestern and central Ohio and southeastern Michigan	78,010	26,003	Owned

Pharm Stores	18	Northwestern and central Ohio	525,177	29,177	Leased
Total	21		603,187	28,723

Grocery Distribution Segment Real Estate

          The following table lists the location, approximate size and ownership of the facilities used in our Grocery Distribution segment.

Facilities	Location	Square Feet	Ownership

Dry grocery	Grand Rapids, MI	585,492	Owned
Perishables (refrigerated)	Grand Rapids, MI	306,522	Owned
General merchandise	Grand Rapids, MI	232,700	Owned
General office (including print shop)	Grand Rapids, MI	127,323	Owned
Transportation and salvage	Grand Rapids, MI	78,760	Owned
Warehouse and office	Grand Rapids, MI	145,790	Leased
Dry grocery	Plymouth, MI	414,700	Leased
Reclamation center/support services	Charlotte, MI	80,000	Owned
Cash and carry distribution centers (11)	Michigan and Ohio	212,284	Owned
Cash and carry distribution center	Harrison, MI	8,200	Leased
Total		2,191,771

Item 3.	Legal Proceedings

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

          No matters were submitted to a vote of Spartan Stores' shareholders during the fourth quarter of fiscal 2003 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

          Spartan Stores common stock is traded on the National Market System of The NASDAQ Stock Market under the trading symbol "SPTN."

          Stock sale prices are based on transactions reported on The NASDAQ Stock Market. Information on quarterly high and low sales prices for Spartan Stores' common stock appears in Note 15 to the consolidated financial statements and is incorporated herein by reference. At June 20, 2003, there were approximately 870 shareholders of record of Spartan Stores common stock (excluding participants in security position listings).

          During fiscal 2002 and 2003, we did not pay any dividends. The payment of future dividends will be determined by our board of directors. We anticipate that we will use any net earnings from our operations to repay debt and to acquire additional retail operations, and that we will not pay any dividends for the foreseeable future, even if we are permitted to do so under our senior secured credit facility.

          Our senior secured credit facility contains restrictions that do not allow us to pay future dividends or make a variety of other restricted payments. See the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 below for a more detailed discussion of these restrictions, as well as Note 8 to the consolidated financial statements.

          The information required by Item 201(d) of Securities and Exchange Commission Regulation S-K is incorporated herein by reference from the section entitled "Equity Compensation Plans" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 6, 2003.

Item 6.	Selected Financial Data

          The following table provides selected historical consolidated financial information of Spartan Stores. The historical information was derived from our audited consolidated financial statements for and as of each of the five fiscal years ended March 27, 1999 through March 29, 2003. Fiscal 2001 was a 53-week year. Certain reclassifications have been made to the fiscal 1999 through fiscal 2002 selected financial data to conform to the fiscal 2003 presentation. As noted elsewhere in this Form 10-K, for all years presented, the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and all related financial and nonfinancial disclosures in the notes to the consolidated financial statements have been adjusted and the discontinued operations information is excluded, unless otherwise noted. See Notes 3 and 5 for additional information on discontinued operations and acquisitions occurring in the periods presented below.

(In thousands, except per share data)

			Year Ended
	March 29, 2003	March 30, 2002	March 31, 2001	March 25, 2000	March 27, 1999

Statements of Operations Data:
Net sales	$2,148,067	$2,270,019	$2,360,912	$2,238,597	$1,958,152
Cost of goods sold	1,774,350	1,865,334	1,980,797	1,917,851	1,760,456
Gross margin	373,717	404,685	380,115	320,746	197,696
Selling, general and administrative expenses	360,786	369,637	337,722	291,795	181,379
Provision for asset impairments and exit costs (A)	47,711	1,030	1,098	(2,914)	5,698
Operating (loss) earnings	(34,780)	34,018	41,295	31,865	10,619
Interest expense, net	17,429	16,393	17,694	14,941	3,933
Other gains, net	(135)	(1,351)	(297)	(3,315)	(20)
(Loss) earnings before income taxes, discontinued operations, extraordinary item, and cumulative effect of a change in accounting principle	(52,074)	18,976	23,898	20,239	6,706
Income taxes	(18,087)	6,222	9,177	7,548	2,468
(Loss) earnings from continuing operations	(33,987)	12,754	14,721	12,691	4,238
(Loss) earnings from discontinued operations, net of taxes (B)	(52,968)	(2,907)	8,721	4,503	11,592
Extraordinary item, net of taxes		-	-	-	(1,031)
Cumulative effect of a change in accounting principle, net of taxes (C)	(35,377)	-	-	-	-
Net (loss) earnings	$(122,332)	$9,847	$23,442	$17,194	$14,799

Basic weighted average shares outstanding (D)	19,896	19,549	17,333	13,432	14,508
(Loss) earnings from continuing operations per share	$(1.71)	$0.65	$0.85	$0.94	$0.29
Basic (loss) earnings per share	(6.15)	0.50	1.35	1.28	1.02
Cash dividends per share	-	-	0.0125	0.05	0.05

Balance Sheet Data:
Total assets	$556,306	$760,591	$801,543	$568,555	$521,546
Property and equipment, net	120,072	266,423	285,988	178,591	158,348
Working capital	88,507	115,631	82,199	91,574	103,285
Long-term obligations	204,019	304,920	315,203	266,071	277,126
Shareholders' equity	109,632	231,492	218,413	126,007	121,062

(A)	See Note 4 to Consolidated Financial Statements
(B)	See Note 3 to Consolidated Financial Statements
(C)	See Note 2 to Consolidated Financial Statements
(D)	See Note 13 to Consolidated Financial Statements

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          Spartan Stores is a leading regional grocery retailer and grocery distributor, operating principally in Michigan and Ohio. Spartan Stores was originally formed as a food distribution cooperative in 1917 but converted to a for-profit business corporation in 1973. We historically focused on the distribution of groceries and related merchandise to independently owned stores. However, since January 1999, we have completed several acquisitions of grocery store chains. We currently operate two business segments: Retail and Grocery Distribution.

          Our Retail segment operates 55 retail grocery stores in Michigan under the banners Family Fare Supermarkets, Glen's Markets, Great Day Food Centers, Prevo's Family Markets, Ashcraft's Markets and Madison Family Market and 21 deep discount drug stores in Ohio and Michigan under the banner The Pharm. Our retail grocery stores average approximately 38,000 square feet and have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores. Our deep discount drug stores average approximately 29,000 square feet and offer a unique combination of full'service pharmacy, general merchandise products and basic food offerings.

          Our Grocery Distribution segment provides approximately 40,000 products and 1,800 private label grocery and general merchandise items to approximately 400 stores, including 330 independently owned grocery stores and 76 company-owned stores. We provide many value-added services to our grocery distribution customers, including advertising, merchandising and other administrative services. We also operate 12 cash and carry outlets in Michigan and Ohio that serve approximately 2,800 convenience and smaller grocery stores.

          Our results of operations from period to period can be significantly impacted by fluctuations in the level of net sales between our business segments. Our Retail segment generally produces significantly higher gross margins as a percent of net sales than our Grocery Distribution segment. However, our Retail segment also generally incurs significantly higher selling, general and administrative ("SG&A") expenses as a percent of sales.

          The matters discussed in this Item 7 include forward-looking statements. See "Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Operations as a percentage of net sales:

	Year Ended
	March 29, 2003	March 30, 2002	March 31, 2001
Net sales	100.0%	100.0%	100.0%
Gross margin	17.4	17.8	16.1
Less:
Selling, general and administrative expenses	16.8	16.3	14.3
Provision for asset impairments and exit costs	2.2	0.0	0.0
Interest expense	0.8	0.8	0.9
Interest income	(0.0)	(0.1)	(0.1)
Other gains, net	(0.0)	(0.0)	(0.0)
Subtotal	19.8	17.0	15.1
(Loss) earnings before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(2.4)	0.8	1.0
Income taxes	(0.8)	0.3	0.4
(Loss) earnings from continuing operations	(1.6)	0.5	0.6
(Loss) earnings from discontinued operations, net of taxes	(2.5)	(0.1)	0.4
Cumulative effect of a change in accounting principle	(1.6)	-	-
Net (loss) earnings	(5.7)%	0.4%	1.0%

          Results of Continuing Operations for the Fiscal Year Ended March 29, 2003 Compared to the Fiscal Year Ended March 30, 2002

          Net Sales. Net sales decreased $121.9 million, or 5.4%, from $2,270.0 million in fiscal 2002 to $2,148.1 million in fiscal 2003.

          We estimate that fiscal 2002 sales were higher than fiscal 2003 sales by approximately $7.5 million due to the early Easter holiday in fiscal 2002. Fiscal 2003 did not include an Easter holiday. Excluding the estimated effect of the early Easter holiday during fiscal 2002, net sales decreased 5.1%, from $2,224.8 million to $2,110.4 million.

          Net sales in our Retail segment decreased $51.5 million, or 5.5%, from $932.0 million to $880.5 million. Same'store sales decreases of 9.5% were driven by increased competitive conditions, a shift in the Easter holiday from the fourth quarter of fiscal 2002 to the first quarter of fiscal 2004, representing a 1.3% decline, and the weak economic environment in Michigan.

          On March 3, 2003, Craig C. Sturken was appointed our President and Chief Executive Officer. Mr. Sturken has more than forty years of retail experience including ten years as Chief Executive Officer of the Great Atlantic & Pacific Tea Company's Atlantic and Midwest regions. Additionally, we hired an Executive Vice President of Merchandising and Marketing and replaced our Vice President of Merchandising and Director of Pharm Merchandising for our retail operations. The new management brings strong leadership and experience in retail merchandising and marketing that we believe will improve our category management efforts and sales trends. Preliminary trends in the first quarter of fiscal 2004 have been very positive.

          Net sales in our Grocery Distribution segment, after intercompany eliminations, declined $70.4 million, or 5.3%, from $1,338.0 million to $1,267.6 million. The decrease resulted from the weak Michigan economy, the ineffectiveness of our previous promotional program canceled in October 2002, increased competitive conditions affecting our distribution customers and the loss of a customer in the second quarter of fiscal 2002 which generated sales of $25.7 million in fiscal 2002. The shift in the Easter holiday, noted above, also accounted for a 0.3% decline.

          The declining sales trend was much improved during the third and fourth quarters of fiscal 2003 as a result of the elimination of our previous promotional program and the implementation of new programs. To continue the improvement during the last two quarters of fiscal 2003, we reinstated a program of strong value on every product category and everyday low costs on certain categories that allows our customers to better compete in today's economic environment.

          Gross Margin. Gross margin decreased by $31.0 million, or 7.7%, from $404.7 million to $373.7 million. As a percent of net sales, gross margin decreased from 17.8% to 17.4%. The decrease was primarily the result of more aggressive promotional activities in our Retail segment to respond to the increasingly competitive market conditions and to protect market share. While we expect the difficult economic and competitive environment to continue, our new merchandising group is implementing programs that we believe will improve our gross margin percentage in fiscal 2004.

          Selling, General and Administrative Expenses. SG&A expenses decreased $8.8 million, or 2.4%, from $369.6 million to $360.8 million, and were 16.8% of net sales compared to 16.3% last year. SG&A expenses decreased primarily as a result of improved labor productivity. Also contributing to the decrease in SG&A expenses was the elimination of goodwill amortization expense. In fiscal 2002, goodwill amortization expense was $3.3 million. Offsetting these decreases were SG&A expenses of $6.2 million related to the addition of three new retail stores in fiscal 2003 and severance of $0.9 million associated with staffing reductions made in fiscal 2003.

          In the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, we took steps to further reduce our corporate staff by approximately 11%. This reduction is expected to reduce overhead costs by up to $8.0 million annually. For fiscal 2004, we have also suspended the accrual of service and transition credits to our cash balance pension plan, covering qualifying non-union associates. Interest credits will continue to accrue. The suspension of these credits will reduce cash funding of the plan in the range of $3.0 to $4.0 million in fiscal 2004. We will continue to assess the competitiveness of our benefit programs to improve our cost structure while allowing us to maintain a high quality workforce.

          Asset Impairments and Exit Costs. In fiscal 2003, asset impairments and exit costs consist of goodwill impairment of $43.2 million, other long-lived asset impairments of $1.6 million and exit costs of $2.9 million. Based on unfavorable operating results in the third quarter of fiscal 2003, the earnings forecast was revised and a valuation of the Retail segment was conducted. Fair value was determined based on the discounted cash flows and comparable market values for the segment. As a result of the impairment analysis, a loss was recorded to reduce the carrying value of goodwill at the Retail segment to its implied fair value. The other long-lived asset impairments and exit costs relate to the closure of an administrative office for our Retail segment. In fiscal 2002, asset impairments and exit costs consisted primarily of exit costs related to the closure of underperforming stores.

          Interest Expense. Interest expense from continuing operations increased $0.1 million, or 0.8%, from $18.0 million to $18.1 million, and was 0.8% of net sales in each year. Total average borrowings decreased to $270.8 million from $333.6 million as a result of debt repayments.

          In accordance with Emerging Issues Task Force ("EITF") Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the interest on debt that will be required or was required to be repaid as a result of disposal transactions. Interest expense of $7.8 million and $8.6 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for fiscal 2003 and fiscal 2002, respectively. Allocated interest expense decreased in fiscal 2003 due to the effect of debt paydowns as a result of the disposal of certain discontinued operations, partially offset by an increase in the interest rate.

          The increase in interest expense from continuing operations was primarily due to a $1.2 million fee incurred for a covenant compliance waiver and a $0.7 million charge made in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which required us to recognize a portion of our interest rate swap exposure as interest expense. This expense had previously been included in accumulated other comprehensive income (loss) ("AOCI") in the shareholders' equity section of the consolidated balance sheets. These increases were partially offset by lower average borrowings.

          The weighted average interest rate (including the effect of interest rate swap agreements) increased to 9.59% for fiscal 2003 from 8.02% for fiscal 2002.

          Interest Income. Interest income decreased $0.9 million, or 56.0%, from $1.6 million in fiscal 2002 to $0.7 million in fiscal 2003, and was equal to 0.0% and 0.1% of net sales in the respective fiscal years. The fiscal 2002 balance includes $0.4 million in interest related to federal income tax refunds for prior years' filings. Interest income has been adversely impacted by lower interest rates in fiscal 2003.

          Other Gains, Net. Other gains, net decreased by $1.3 million, or 89.6%, from $1.4 million in fiscal 2002 to $0.1 million in fiscal 2003. During fiscal 2002, Other gains, net consisted primarily of $1.4 million in sales of stock in a supplier and a service provider.

          Income Taxes. Our effective tax rate increased from 32.8% for fiscal 2002 to 34.7% for fiscal 2003. During the second quarter of fiscal 2002, we reached a settlement with the Internal Revenue Service regarding certain deductions taken in prior years. The resulting refund reduced income tax expense by $0.7 million, resulting in a lower effective tax rate in fiscal 2002.

          Results of Continuing Operations for the Fiscal Year Ended March 30, 2002 Compared to the Fiscal Year Ended March 31, 2001

          Net Sales. Net sales decreased $90.9 million, or 3.8%, from $2,360.9 million in fiscal 2001 to $2,270.0 million in fiscal 2002.

          Fiscal 2002 consisted of 52 weeks compared with 53 weeks in fiscal 2001. We estimate that this factor, net of increased Easter holiday sales, caused fiscal 2002 sales to be lower than fiscal 2001 sales by approximately $56.9 million. Excluding the estimated effect of an early Easter holiday during fiscal 2002 and the 53rd week of sales in fiscal 2001, net sales would have decreased 1.5%, from $2,259.0 million to $2,225.0 million.

          Net sales in our Retail segment increased $159.2 million, or 20.6%, from $772.8 million to $932.0 million. The increase reflects additional sales of $156.4 million by The Pharm stores acquired in the merger with Seaway Food Town, Inc. ("Food Town") in the second quarter of fiscal 2001 and our acquisition of Prevo's Family Markets, Inc. ("Prevo's") in the fourth quarter of fiscal 2001. Excluding the 53rd week of sales in the prior year and the early Easter holiday in fiscal 2002, we estimate that sales would have increased $172.2 million, or 23.2%. Excluding the 53rd week of sales in fiscal 2001 and the early Easter holiday in fiscal 2002, we estimate that same'store sales increased 1.3%.

          Net sales in our Grocery Distribution segment, after intercompany eliminations, declined $250.1 million, or 15.7%, from $1,588.1 million to $1,338.0 million. The decrease primarily resulted from our acquisition of a Grocery Distribution segment customer during fiscal 2001 (requiring the reclassification of $62.3 million of sales to that customer from our Grocery Distribution segment to our Retail segment), the loss of a customer in both the second quarter of fiscal 2002 and the third quarter of fiscal 2001 totaling $114.6 million in sales for the comparable periods, a 53rd week of sales in fiscal 2001 which favorably affected sales in that year by an estimated $22.1 million, and declines in sales of grocery and general merchandise products due to current unfavorable Michigan economic conditions and continued competitive market conditions. Partially offsetting the decrease were increases in sales of perishables of $12.1 million and an estimated increase in sales of $4.3 million as a result of the early Easter holiday in fiscal 2002.

          Gross Margin. Gross margin increased by $24.6 million, or 6.5%, from $380.1 million to $404.7 million. As a percent of net sales, gross margin increased from 16.1% to 17.8%. The increase was primarily the result of the increase in retail grocery sales as a percent of consolidated net sales, from 32.7% in fiscal 2001 to 41.1% in fiscal 2002. This increase was partially offset by competitive pricing pressures. Additionally, we believe that declining economic conditions, layoff announcements and uncertain employment conditions in our region caused many grocery customers to purchase lower margin food products.

          Selling, General and Administrative Expenses. SG&A expenses increased $31.9 million, or 9.5%, from $337.7 million to $369.6 million, and were 16.3% of net sales compared to 14.3% in fiscal 2001. The increase was primarily due to the increased sales of our Retail segment, which generates a higher SG&A expense percent than our Grocery Distribution segment, and lower sales volumes, which resulted in less leveraging of existing infrastructure.

          Asset Impairments and Exit Costs. In fiscal 2002, asset impairments and exit costs of $1.0 million consisted primarily of exit costs related to the closure of underperforming stores. In fiscal 2001, an impairment loss of $1.1 million was incurred on technology equipment.

          Interest Expense. Interest expense from continuing operations decreased $1.5 million, or 7.7%, from $19.5 million to $18.0 million, and was 0.8% of net sales for fiscal 2002 compared to 0.9% for fiscal 2001. Total average borrowings increased to $333.6 million from $318.0 million for the prior year as a result of the Food Town and Prevo's acquisitions and borrowings on the revolving credit component of our senior secured credit facility, partially offset by debt repayments of $42.2 million.

          In accordance with EITF Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the interest on debt that will be required or was required to be repaid as a result of disposal transactions. Interest expense of $8.6 million and $10.0 million was allocated to, and is included in, (loss) earnings on discontinued operations in the Consolidated Statements of Operations for fiscal 2002 and fiscal 2001, respectively.

          Interest expense from continuing operations and allocated interest expense from discontinued operations decreased primarily as a result of lower interest rates.

          The weighted average interest rate (including the effect of the interest rate swap agreements) decreased to 8.02% at March 30, 2002 from 9.83% at March 31, 2001.

          Interest Income. Interest income was unchanged as a percentage of sales compared to fiscal 2001. In the second quarter of fiscal 2002, we received $0.4 million in interest related to federal income tax refunds for prior years' filings. Interest income was adversely impacted by lower interest rates in fiscal 2002.

          Other Gains, Net. Other gains, net increased by $1.0 million from $0.3 million in fiscal 2001 to $1.3 million in fiscal 2002. During fiscal 2002, Other gains, net consisted primarily of $1.4 million in sales of stock in a supplier and a service provider. During fiscal 2001, Other gains, net resulted primarily from sales of stock of $0.2 million.

          Income Taxes. Our effective tax rate decreased from 38.4% for fiscal 2001 to 32.8% for fiscal 2002. During the second quarter of fiscal 2002, we reached a settlement with the Internal Revenue Service regarding certain deductions taken in prior years. The resulting refund reduced income tax expense by $0.7 million in fiscal 2002.

Discontinued Operations

          Retail Operations. On March 6, 2003, we announced the closing of 13 of our Food Town retail stores principally located in Toledo, Ohio and outlying areas with the remaining 26 Food Town stores to be sold or closed. Furthermore, during the first three quarters of fiscal 2003, 15 retail stores were closed. As a result of these actions, the results of operations of the Food Town stores and other stores closed during fiscal 2003 have been classified as discontinued operations in the consolidated financial statements. Discontinued retail operations include asset impairments and exit costs of $53.5 million in fiscal 2003, respectively. See Note 4 to the consolidated financial statements.

          In the first quarter of fiscal 2004, definitive sales agreements were entered into for 20 of the 26 remaining Food Town stores. Completion of the sales for the 20 stores is contingent upon the satisfaction of contractual requirements and conditions. Management expects that proceeds from the transactions will be approximately $25 to $30 million and will be used to reduce outstanding borrowings. We expect to complete the sales of these stores in the first and second quarters of fiscal 2004.

          We expect an improvement in operating profit and cash flow from operations upon completion of these store sales and closings. Management believes that the store sales and closings will allow us to better focus our efforts and capital on key strategic markets where we have the strongest growth and value creation opportunities.

          Grocery Distribution Operations. We consolidated our Toledo, Ohio distribution operations into our Michigan facilities during the fourth quarter of fiscal 2003. As a result of the decision to exit the Food Town stores, the operations related to these facilities have been classified as discontinued operations in the consolidated financial statements because the operations and cash flows of these facilities have been substantially eliminated from ongoing operations. We will continue to distribute to our Pharm stores in Ohio from our distribution facilities in Michigan. Discontinued grocery distribution operations include asset impairments and exit costs of $9.7 million in fiscal 2003.

          Convenience Distribution Operations. During the fourth quarter of 2003, we began to actively market two of our subsidiaries in our Convenience Distribution segment. On June 9, 2003 we completed the sale of substantially all the assets of L&L/Jiroch Distributing Company ("L&L/Jiroch") and J.F. Walker Company ("J.F. Walker") to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities. The operations of these subsidiaries have been classified as discontinued operations in the consolidated financial statements.

          Real Estate Operations. In 2003, we completed the sale of 11 properties for net proceeds of $52.2 million in cash and recorded pre-tax gains of $18.6 million. These assets represented substantially all of the remaining assets and operations of our Real Estate segment; accordingly, we have reported the results of operations of the discontinued components of the Real Estate segment and the net gain on disposal as discontinued operations.

          Insurance Operations. During the fourth quarter of fiscal 2001, we sold the insurance agency component of our Insurance segment and approved a plan to discontinue the remaining operations of our Insurance segment. Accordingly, results of operations of our Insurance segment and the estimated net loss on disposal were recorded as discontinued operations.

          On December 31, 2001, we paid approximately $5.0 million to cede (transfer) a portion of our reinsurance loss portfolio to an unrelated third party. At that time, we also transferred the remaining underwriting, safety and claims components that had been previously retained to another unrelated third party. At March 29, 2003, we had approximately $6.6 million remaining in insurance reserves for open claims liabilities related to policies that were not ceded. We will remain obligated under these policies until all claims are closed and have retained an independent third party administrator to manage these claims. We have not retained any further insurance operations. Additional costs of $1.5 million in fiscal 2003 associated with this segment resulted from revised loss exposure estimates as additional data was received related to outstanding claims.

          For all years presented, the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and all related financial and nonfinancial disclosures in the notes to the consolidated financial statements in this Annual Report on Form 10-K have been adjusted and the discontinued operations information is excluded, unless otherwise noted.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, which are based on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we will make adjustments as we consider appropriate under the current facts and circumstances.

          We believe that the following represent the more critical estimates and assumptions used in the preparation of our consolidated financial statements.

          Goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we are no longer recording amortization expense related to goodwill and intangible assets with indefinite lives. Intangible assets with definite lives, including non-compete agreements and favorable lease treatments, continue to be amortized over the life of the agreement. We adopted the provisions of SFAS No. 142 on March 31, 2002. Under the transitional provisions of SFAS No. 142, goodwill was tested for impairment as of March 31, 2002. As a result of the impairment testing, a non-cash goodwill impairment charge of

$35.4 million, net of provision for tax benefit of $6.2 million, was recorded in the Retail segment as a cumulative effect of a change in accounting principle.

          SFAS No. 142 requires that we evaluate goodwill for impairment on an annual basis and on a more frequent basis if circumstances indicate that an impairment has occurred. As a result of our impairment analysis, in the third quarter of fiscal 2003 we recorded an impairment charge of $45.0 million (including $1.8 million in discontinued operations), prior to tax benefit of $15.7 million, in the Retail segment.

          Fair value was determined based on the discounted cash flows and comparable market values of the segment. Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on historical experience, current market trends and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures and a 3% long-term assumed growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based on recent sales data for existing operations and other factors.

          During our impairment testing, we estimated that future discounted cash flows projected for individual business units were less than the carrying values related to those business units. An increase in estimated discounted cash flows of 10% would have reduced the recorded impairment charge by $15.0 million. In contrast, if the current estimate of future discounted cash flows was 10% lower, we would have recorded an additional impairment charge of $15.0 million.

          Impairment of Long-Lived Assets Other Than Goodwill. Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. No material impairments for long-lived assets to be held and used were determined to exist for fiscal 2003.

          Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. During fiscal 2003, asset impairment charges of $43.9 million (including $42.3 million in discontinued operations), prior to provision for tax benefit of $15.8 million, were recorded on assets at retail stores, office and warehouse facilities. The related assets are recorded in the Consolidated Balance Sheets as Property and equipment held for sale. Fair values are determined by independent appraisals, quotes or expected sales prices developed by internal specialists. Estimates of expected sales prices are judgments based upon our experience, knowledge of market conditions and current offers received. Changes in market conditions, the economic environment and other factors can significantly impact these estimates. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome. An increase in estimated appraisal values or sales prices, as applicable, of 10% would have reduced the recorded pre-tax impairment charge by $3.6 million. In contrast, if the current estimate of appraised values or sales prices was 10% lower, we would have recorded an additional pre-tax impairment charge of $3.9 million.

          Exit Costs. We record exit costs for closed stores that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the market in which the closed store is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the market in which the property is located, the results of previous efforts to sublease similar property and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. At March 29, 2003, exit costs of $22.0 million (including $19.1 million in discontinued operations) were recorded net of $2.3 million of estimated sublease rentals.

          Pension. Accounting for defined-benefit pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The most significant factor affecting our pension costs is the fair value of plan assets and the selection of key assumptions, including the discount rate, expected return on plan assets, and rate of compensation increases used by our actuary to calculate our liability. We consider current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. In fiscal 2003, we reduced our discount rate to 6.75% from 7.25%. We also lowered our expected return on plan assets to 8.75% from 9.25% and our rate of compensation increase to 4.25% from 4.50%. While we believe the assumptions selected are reasonable, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense. For example, a 50 basis point change in the long-term rate of return would change our expense by approximately $250,000.

          During fiscal 2003, the unfunded portion of our defined benefit plans increased to $19.0 million from $4.6 million. The increase in the unfunded balance is a result of an increase in the projected benefit obligation based on the changes to the key actuarial assumptions, lower return on assets, decreased company contributions and a higher level of benefits paid. The plan assets declined by 11.65% due to lower return, as compared to a decline of 30.95% in the composite NASDAQ Stock Market.

Liquidity and Capital Resources

          Net cash provided by operating activities of continuing operations was $24.5 million in fiscal 2003, $58.1 million in fiscal 2002 and $45.9 million in fiscal 2001. The decrease in net cash provided by operating activities of continuing operations in fiscal 2003 is primarily the result of decreased earnings from continuing operations and changes in working capital related to prepaid expenses and other assets and income taxes. Net cash provided by operating activities of continuing operations increased in fiscal 2002 due to changes in working capital related to better payables management.

          Net cash used in investing activities of continuing operations was $11.1 million, $14.6 million and $123.0 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Cash used in investing activities of continuing operations decreased in fiscal 2003 primarily due to lower capital expenditures and no acquisition activity. Cash used by investing activities of continuing operations decreased in fiscal 2002 primarily due to fiscal 2001 use of cash in the Food Town and Prevo's acquisitions and reduced capital expenditures in fiscal 2002.

          Net cash used in financing activities of continuing operations was $47.5 million for fiscal 2003 due primarily to debt repayments and payment of debt issuance costs. Net cash used by financing activities of continuing operations was $21.4 million for fiscal 2002 due primarily to repayments of long-term debt, partially offset by borrowings on the revolving credit facility and other long-term borrowings. Net cash provided by financing activities of continuing operations was $49.9 million in fiscal 2001 due primarily to proceeds from long-term borrowings partially offset by debt repayments and common stock purchased.

          Our principal sources of liquidity are cash generated from operations and borrowings under a $390.0 million senior secured credit facility pursuant to an Amended and Restated Credit Agreement dated July 29, 2002, consisting of (1) a revolving credit facility in the amount of $65.0 million terminating in 2005, (2) a term loan A in the amount of $100.0 million terminating in 2005, (3) an acquisition facility in the amount of $75.0 million terminating in 2006 and (4) a term loan B in the amount of $150.0 million terminating in 2007. At March 29, 2003, $192.8 million was outstanding under the credit facility. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, income taxes, depreciation and amortization, as defined in the credit facility. The credit facility contains covenants that include the maintenance of certain financial ratios. Our creditors have waived compliance with certain financial covenants through September 12, 2003 as they work with us on alternatives to amend our existing credit facility. Should we not be able to obtain revised covenants in an amended credit facility, we may not be able to comply with the credit facility covenants in fiscal 2004. However, management believes that it has the opportunity to amend our existing financing arrangements with our creditors and, if necessary, secure alternative sources of available financing.

          Management has recently taken many actions designed to improve operating results and cash flows. In March 2003, the executive management team was strengthened with the appointment of a new President and Chief Executive Officer with over forty years of retail experience. Shortly thereafter, an Executive Vice President with extensive retail and wholesale expertise was hired to lead the Merchandising and Marketing function. Various initiatives involving category management and promotional programs have already been implemented under the vision of these executives and we believe have resulted in improved sales trends. Cost controls and efficiency have also been priorities of management. Late in the first quarter of fiscal 2004, we eliminated approximately 11% of our corporate staff, resulting in estimated annualized savings of approximately $8.0 million. Improved efficiencies in warehouse operations and store labor costs have also been realized in the first quarter of fiscal 2004 relative to the fourth quarter of fiscal 2003. Total outstanding borrowings were reduced by $100.8 million during fiscal 2003. On June 9, 2003, we completed the sale of the assets of our Convenience Distribution segment. Proceeds received to date from this transaction of $39.5 million were used to further reduce outstanding borrowings and operating liabilities. Additionally, as discussed in Note 2, we are in the process of selling or closing our under-performing Food Town stores. The elimination of these operations will have a positive impact on our continuing operating cash flows. The estimated proceeds of approximately $25 to $30 million from the sales of these stores will be used to further reduce outstanding borrowings and operating liabilities. Management believes that the early results and the long-term expectations of these initiatives and sales transactions will improve ongoing operating results and cash flows.

          The credit agreement which governs our senior secured credit facility does not allow us to make "restricted payments." "Restricted payments" include cash dividends, as well as redemption of shares and a variety of other types of payments as defined in the bank credit agreement, which is filed as an exhibit to this Form 10-K. The covenants in the bank credit agreement could allow for the payment of dividends in the future. However, we intend to use any net earnings generated from our operations, to repay debt and to acquire additional retail operations. We do not anticipate paying any cash dividends for the foreseeable future, regardless of whether they are permitted by the credit agreement.

          We have in the past offered non-subordinated variable rate promissory notes to the public. The notes have been issued in minimum denominations of $1,000 and may be issued by us at any time, although our credit facility restricts the total amount outstanding under the offering to approximately $15.0 million. The non-subordinated variable rate promissory notes are issued under a "shelf" registration statement filed with the Securities and Exchange Commission, effective February 26, 2001, which provides for the issuance of up to $100 million of debt securities. At March 29, 2003, approximately $8.3 million of these notes were outstanding. Effective March 31, 2003, Spartan Stores suspended the promissory note program and all notes were repaid as of that date.

          Our current ratio decreased from 1.59:1.00 at March 30, 2002 to 1.39:1.00 at March 29, 2003 and working capital decreased from $115.6 million at March 30, 2002 to $88.5 million at March 29, 2003. The decrease is the result of store closings and more effective working capital management.

          Our long-term debt to equity ratio at March 29, 2003 increased to 1.68:1.00 from 1.28:1.00 at March 30, 2002. The increase was primarily due to the asset impairment and exit costs recorded during the year partially offset by a reduction in the long-term debt balance.

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

          The table below presents our significant contractual obligations as of March 29, 2003:

(In thousands)

Fiscal Year	Long-term Debt	Operating Leases	Total Contractual Obligations

2004	$36,594	$23,855	$60,449
2005	45,815	22,732	68,547
2006	23,616	20,631	44,247
2007	106,820	18,077	124,897
2008	4,119	15,858	19,977
Thereafter	3,447	69,524	72,971
Total	$220,411	$170,677	$391,088

          In addition to the above amounts for operating leases are $17.6 million of obligations associated with closed facilities that have been included at their present value in other accrued expenses and other long-term liabilities in the Consolidated Balance Sheets. See Note 4 to the consolidated financial statements for additional information.

Cumulative Effect of a Change in Accounting Principle and New Accounting Standards

          In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142. SFAS No. 141 requires the purchase method of accounting to be applied to all business combinations after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets in a business combination. We adopted SFAS No. 141 on March 31, 2002. There was no material impact as a result of the adoption. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. As a result of adopting this statement, we recorded a cumulative effect of a change in accounting principle to recognize an impairment of goodwill in the Retail Grocery segment of $35.4 million, net of provision for tax benefit of $6.2 million.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS

No.145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result, gains and losses from the extinguishment of debt should be reported as extraordinary items only if they meet the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains and losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations for all periods presented. We adopted the provisions of SFAS No. 145 on March 30, 2003. The adoption of this statement will impact the classification in the Statements of Operations of any costs associated with debt extinguishment occurring in the future.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. SFAS No. 146 primarily impacts the timing of the recognition of costs associated with exit or disposal activities. We adopted SFAS No. 146 for exit and disposal activities initiated after December 31, 2002.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation; however, it does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The statement also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in the summary of significant accounting policies in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were adopted on March 29, 2003. As allowed by SFAS No. 148, we have not adopted the fair value method of accounting for stock options.

          EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of goods sold. If such payment is for assets or services delivered to the vendor, the cash consideration should be characterized as revenue, or if such payment is a reimbursement of costs incurred to sell the vendor's products, the cash consideration should be characterized as a reduction of that cost. EITF Issue No. 02-16 became effective for us on March 30, 2003. We have determined that the adoption of EITF Issue No. 02-16 will not have a material impact on our net earnings.

          In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," was issued. FIN 45 requires the initial measurement and recognition, on a prospective basis only, to guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements are effective for interim or annual periods ending after December 15, 2002. We have complied with the disclosure provisions of FIN No. 45.

          On April 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be reported on the balance sheets at fair value. If the derivative is designated as a cash-flow hedge, changes in fair value of the derivative are recorded in AOCI and recognized in the statements of operations as realized. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in operations. We recorded a cumulative transition adjustment loss of $1.6 million in AOCI on April 1, 2001 (net of related income tax of $0.8 million).

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

          We are exposed to interest rate risk related to our outstanding debt and notes receivable from customers. The interest rate paid on a portion of our outstanding debt is vulnerable to changes in the prime rate, the federal funds rate or the Eurodollar rate. We do not use financial instruments or derivatives for trading or speculative purposes.

          We manage interest rate risk on a majority of our debt through the use of interest rate swap agreements that are effective through June 30, 2003. Under the terms of the agreements, we are protected against increases in interest rates from and after the date of the agreement in the initial aggregate notional amount of $162.5 million, which amount decreases in proportion to scheduled principal payments made on term loan A and term loan B under our senior secured credit facility. The aggregate notional amount will be $123.7 million at the end of the agreements' four-year term. During fiscal 2003, the interest rate swap agreements had a weighted average pay rate of 5.60% and a weighted average receive rate of 1.78%.

          The following table sets forth the maturities of our debt outstanding as of March 29, 2003:

(In thousands)

Fiscal Year	March 29, 2003

2004	$36,594
2005	45,815
2006	23,616
2007	106,820
2008	4,119
Thereafter	3,447
Carrying value at March 29, 2003	$220,411

Fair value at March 29, 2003	$219,120

Weighted average interest rate for fiscal 2003 (including the effect of the interest rate swap agreements)	9.59%

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Spartan Stores, Inc.
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries as of March 29, 2003 and March 30, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 29, 2003. These financial statements are the responsibility of Spartan Stores, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 29, 2003 and March 30, 2002 and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, during the year ended March 29, 2003 Spartan Stores, Inc. changed its method of accounting for goodwill (Notes 2 and 6) and for discontinued operations (Note 3) to conform to Statements of Financial Accounting Standards Nos. 142 and 144.

/s/Deloitte & Touche LLP

Grand Rapids, Michigan
May 6, 2003 (June 20, 2003 as to Notes 3 and 8)

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries
(In thousands)

Assets	March 29, 2003	March 30, 2002

Current assets
Cash and cash equivalents	$23,306	$27,954
Marketable securities	1,705	10,370
Accounts receivable, net	70,747	84,533
Inventories	138,095	179,319
Prepaid expenses and other current assets	13,141	8,427
Refundable income taxes	9,349	-
Deferred taxes on income	4,113	692
Property and equipment held for sale	54,684	1,892
Total current assets	315,140	313,187

Other assets
Goodwill, net	68,743	155,243
Deferred taxes on income	25,566	-
Other, net	26,785	25,738
Total other assets	121,094	180,981

Property and equipment
Land and improvements	3,221	38,319
Buildings and improvements	125,833	208,353
Equipment	203,827	258,659
Total property and equipment	332,881	505,331
Less accumulated depreciation and amortization	212,809	238,908
Net property and equipment	120,072	266,423

Total assets	$556,306	$760,591

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)

Spartan Stores, Inc. and Subsidiaries
(In thousands)

Liabilities and Shareholders' Equity	March 29, 2003	March 30, 2002

Current liabilities
Accounts payable	$112,181	$104,378
Accrued payroll and benefits	28,533	25,957
Insurance reserves	14,783	17,263
Accrued taxes	16,735	14,323
Other accrued expenses	17,807	9,687
Current maturities of long-term debt	36,594	25,948
Total current liabilities	226,633	197,556

Deferred taxes on income	-	14,490
Other long-term liabilities	20,202	9,707
Postretirement benefits	16,022	12,133
Long-term debt	183,817	295,213

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 19,999 and 19,766 shares outstanding	116,388	115,722
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(2,816)	(2,622)
(Accumulated deficit) retained earnings	(3,940)	118,392
Total shareholders' equity	109,632	231,492

Total liabilities and shareholders' equity	$556,306	$760,591

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)

	Year Ended
	March 29, 2003	March 30, 2002	March 31, 2001

Net sales	$2,148,067	$2,270,019	$2,360,912
Cost of goods sold	1,774,350	1,865,334	1,980,797
Gross margin	373,717	404,685	380,115

Operating expenses
Selling, general and administrative	360,786	369,637	337,722
Provision for asset impairments and exit costs	47,711	1,030	1,098
Total operating expenses	408,497	370,667	338,820

Operating (loss) earnings	(34,780)	34,018	41,295

Other income and expenses
Interest expense	18,125	17,975	19,464
Interest income	(696)	(1,582)	(1,770)
Other gains, net	(135)	(1,351)	(297)
Total other income and expenses	17,294	15,042	17,397

(Loss) earnings before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(52,074)	18,976	23,898
Income taxes	(18,087)	6,222	9,177
(Loss) earnings from continuing operations	(33,987)	12,754	14,721

(Loss) earnings from discontinued operations, net of taxes	(52,968)	(2,907)	8,721
Cumulative effect of a change in accounting principle, net of taxes	(35,377)	-	-
Net (loss) earnings	$(122,332)	$9,847	$23,442

Basic and diluted earnings per share:
(Loss) earnings from continuing operations	$(1.71)	$0.65	$0.85
(Loss) earnings from discontinued operations	(2.66)	(0.15)	0.50
Cumulative effect of a change in accounting principle	(1.78)	-	-
Net (loss) earnings	$(6.15)	$0.50	$1.35

Weighted average shares: Basic	19,896	19,549	17,333
Diluted	19,896	19,690	17,345

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)

		Shares Outstanding	Common Stock Amount	Class A Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total

Balance	March 26, 2000	9,919	$-	$19,838	$14,240	$-	$91,929	$126,007

Class A common stock transactions
	Purchases	(1)	-	(2)	(11)	-	-	(13)
	Issuances	53	-	105	596	-	-	701

Net earnings		-	-	-	-	-	23,442	23,442

Cash dividends	$ .0125 per share	-	-	-	-	-	(125)	(125)
Stock dividend	.336 per share	3,351	-	6,701	-	-	(6,701)	-

Conversion to no par common stock		-	41,467	(26,642)	(14,825)	-	-	-

Common stock transactions
	Purchases	(330)	(2,556)	-	-	-	-	(2,556)
	Issuances	6,270	70,957	-	-	-	-	70,957

Balance	March 31, 2001	19,262	109,868	-	-	-	108,545	218,413

Comprehensive income:
Net earnings		-	-	-	-	-	9,847	9,847
Other comprehensive loss,
net of tax:
Cumulative effect of a change in accounting for interest rate swap agreements		-	-	-		(1,588)	-	(1,588)
Unrealized loss on securities		-	-	-	-	(36)	-	(36)
Minimum pension liability adjustment		-	-	-	-	(137)	-	(137)
Unrealized loss on interest rate swap agreements		-	-	-	-	(861)	-	(861)
Total other comprehensive loss		-	-	-	-	(2,622)	-	(2,622)
Total comprehensive income								7,225

Common stock transactions
Purchases		(4)	(33)	-	-	-	-	(33)
Issuances		508	5,887	-	-	-	-	5,887

Balance	March 30, 2002	19,766	115,722	-	-	(2,622)	118,392	231,492

Comprehensive loss:
Net loss		-	-	-	-	-	(122,332)	(122,332)
Other comprehensive (loss) income, net of tax
Unrealized gain on securities		-	-	-	-	157	-	157
Minimum pension liability adjustment		-	-	-	-	(2,428)	-	(2,428)
Unrealized gain on interest rate swap agreements		-	-	-	-	2,077	-	2,077
Total other comprehensive loss		-	-	-	-	(194)	-	(194)
Total comprehensive loss		-	-	-	-	-	-	(122,526)

Common stock transactions:
Issuances		233	666	-	-	-	-	666

Balance	March 29, 2003	19,999	$116,388	$-	$-	$(2,816)	$(3,940)	$109,632

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries
(In thousands)

	Year Ended
	March 29, 2003	March 30, 2002	March 31, 2001
Cash flows from operating activities
Net (loss) earnings	$(122,332)	$9,847	$23,442
Loss (earnings) from discontinued operations	52,968	2,907	(8,721)
Cumulative effect of a change in accounting principle	35,377	-	-
(Loss) earnings from continuing operations	(33,987)	12,754	14,721
Adjustments to reconcile net (loss) earnings to
net cash provided by operating activities:
Provision for asset impairments and exit costs	47,711	1,030	1,098
Depreciation and amortization	30,262	32,682	28,624
Postretirement benefits	(987)	(976)	2,135
Deferred taxes on income	(34,130)	2,362	1,503
Other, net	543	(1,227)	(292)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,660	513	12,062
Inventories	(2,838)	(1,063)	10,428
Prepaid expenses and other assets	(8,049)	258	(2,754)
Refundable income taxes	(9,349)	-	-
Accounts payable	15,607	15,306	(8,000)
Accrued payroll and benefits	3,432	(11,115)	4,194
Insurance reserves	(355)	3,403	(2,019)
Accrued taxes	6,336	139	1,202
Other accrued expenses and other liabilities	4,655	4,031	(17,051)
Net cash provided by operating activities	24,511	58,097	45,851

Cash flows from investing activities
Purchases of property and equipment	(12,196)	(17,570)	(27,169)
Net proceeds from the sale of assets	412	4,383	332
Acquisitions, net of cash acquired	-	(2,106)	(96,694)
Other	723	710	575
Net cash used in investing activities	(11,061)	(14,583)	(122,956)

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended
	March 29, 2003	March 30, 2002	March 31, 2001
Cash flows from financing activities
Net (payments) proceeds from revolver	(300)	13,000	-
Proceeds from long-term borrowings	-	4,017	76,570
Repayment of long-term debt	(43,401)	(37,941)	(24,645)
Debt issuance costs	(4,488)	(1,242)	-
Proceeds from sale of common stock	666	806	701
Common stock purchased	-	(33)	(2,569)
Dividends paid	-	-	(125)
Net cash (used in) provided by financing activities	(47,523)	(21,393)	49,932

Discontinued operations:
Net cash provided by (used in) discontinued operations	29,425	(15,744)	12,328

Net (decrease) increase in cash and cash equivalents	(4,648)	6,377	(14,845)
Cash and cash equivalents at beginning of year	27,954	21,577	36,422
Cash and cash equivalents at end of year	$23,306	$27,954	$21,577

Supplemental Cash Flow Information:
Cash paid for interest	$24,783	$25,558	$34,211
Cash paid for income taxes	$497	$196	$14,614

See notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation: The consolidated financial statements include the accounts of Spartan Stores, Inc. and its subsidiaries ("Spartan Stores"). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might differ from those estimates.

Fiscal Year: Spartan Stores' fiscal year ends on the last Saturday of March. The fiscal years ended March 29, 2003 and March 30, 2002 consisted of 52 weeks. The fiscal year ended March 31, 2001 consisted of 53 weeks.

Revenue Recognition: The Retail segment recognizes revenues from the sale of products at the point of sale. The Grocery Distribution segment recognizes revenues when products are shipped or ancillary services are provided.

Cost of Goods Sold: Cost of goods sold includes cost of inventory sold during the period, including purchase and distribution costs. Vendor allowances that relate to Spartan Stores' buying and merchandising activities consist primarily of promotional allowances and, to a lesser extent slotting allowances. Promotional allowances are recognized as a reduction in cost of goods sold when the related expense is incurred or the related performance is completed. Slotting allowances are recognized as a reduction in cost of goods sold when the product is first stocked, which is generally when the related expenses have been incurred. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms and conditions.

Fair Value Disclosures of Financial Instruments: Financial instruments include cash and cash equivalents, marketable securities, accounts and notes receivable, accounts and notes payable, long-term debt and interest rate swap agreements. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts and notes payable approximate fair value at March 29, 2003 and March 30, 2002 because of the short-term nature of these financial instruments. The fair value of marketable securities and the interest rate swap agreements are disclosed in Notes 7 and 8, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At March 29, 2003 the estimated carrying value of Spartan Stores' long-term debt (including current maturities) exceeds its fair value by approximately $1.3 million compared to $1.5 million at March 30, 2002. The estimated fair value was based on anticipated rates available to Spartan Stores for debt with similar terms and maturities. The unrealized pre-tax net loss on the interest rate swap agreements was $1.3 million at March 29, 2003 and $3.8 million at March 30, 2002.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Marketable Securities: Investments in marketable securities are classified as available-for'sale and are reported at fair value with unrealized gains and losses recorded as accumulated other comprehensive income (loss) ("AOCI") in shareholders' equity.

Accounts Receivable: Accounts receivable are shown net of allowances for credit losses of $6.3 million in fiscal 2003 and $4.1 million in fiscal 2002.

Inventory Valuation: Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. If replacement cost had been used, inventories would have been $53.8 million and $53.2 million higher at March 29, 2003 and March 30, 2002, respectively. During fiscal 2003, fiscal 2002 and fiscal 2001, certain inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory carried at lower costs prevailing in prior years as compared with the costs of purchases in these years, the effect of which decreased the LIFO provision in fiscal 2003, fiscal 2002 and fiscal 2001 by $1.8 million, $2.5 million, and $1.8 million, respectively.

Long-Lived Assets Other than Goodwill: Spartan Stores reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgments based upon Spartan Stores' experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, real estate market conditions and inflation.

Property and Equipment Held for Sale: Property and equipment held for sale consists of land, buildings and equipment that Spartan Stores expects to sell within 12 months. The assets are included in the following segments (in thousands):

	2003	2002
Grocery Distribution	$914	$-
Discontinued operations - Retail	39,274	-
Discontinued operations - Grocery Distribution	1,368	-
Discontinued operations - Convenience Distribution	11,612	-
Discontinued operations - Real Estate	1,516	1,892
Total	$54,684	$1,892

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Intangible Assets: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed at least annually for impairment using a discounted cash flow model. Intangible assets consist of favorable lease agreements and non-compete agreements, which are amortized on a straight-line basis over the lease terms of 3 to 20 years, or the agreement length of 3 to 15 years. Intangible assets are classified as Other assets in the Consolidated Balance Sheets.

Other Assets: Included in Other assets are intangibles, as described above, debt issuance costs and the long-term portion of prepaid customer supply agreements which are being amortized over the terms of the related agreements.

During fiscal 2002 and fiscal 2001, net gains of approximately $1.4 million and $0.2 million, respectively, were recognized from the sale of stock held in a supplier and a service provider accounted for by the cost method and are included in Other gains, net in the Consolidated Statements of Operations.

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

Software development costs are capitalized and amortized between 3 and 5 year periods commencing as each system is implemented.

Accounts Payable: Accounts payable include checks that have been issued and have not cleared Spartan Stores' controlled disbursement bank accounts.

Insurance Reserves: Insurance reserves include a provision for reported losses and incurred but not reported losses related to reinsurance policies that insure the run-off of retained risk associated with the discontinued Insurance segment. Also included are provisions for workers' compensation, health and property insurance for which Spartan Stores is self-insured. Losses are recorded when reported and consist of individual case estimates. Incurred but not reported losses are actuarially estimated based on available historical information.

Income Taxes: Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivative Financial Instruments: Spartan Stores uses interest rate swap agreements that effectively convert a portion of variable rate debt to a fixed rate basis. These agreements are considered to be a hedge against changes in future cash flows. Accordingly, the interest rate swap agreements are included in Other long-term liabilities in the Consolidated Balance Sheets as of March 29, 2003 and March 30, 2002, and the related gain or loss on these contracts is deferred in shareholders' equity as a component of AOCI.

Stock-Based Compensation: Spartan Stores has a stock incentive plan, which is more fully described in Note 13. Spartan Stores accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in net (loss) earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) earnings and (loss) earnings per share as if Spartan Stores had applied the fair value recognition principles of Statement of Financial Accounting Standards ("SFAS") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

(In thousands, except per share data)
	2003	2002	2001

Net (loss) earnings, as reported	$(122,332)	$9,847	$23,442
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,297)	(898)	(256)

Pro forma net (loss) earnings	$(123,629)	$8,949	$23,186

Basic and diluted (loss) earnings per share - as reported	$(6.15)	$0.50	$1.35
Basic and diluted (loss) earnings per share - pro forma	$(6.21)	$0.46	$1.34

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	39.00%	37.00%	37.00%
Risk-free interest rate	3.21% - 5.03%	4.38 - 5.14%	4.95 - 6.47%
Expected life of option	8 years	6 years	6 years

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Loss) earnings per share: Basic (loss) earnings per share ("EPS") excludes dilution and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by increasing the weighted average number of common shares outstanding by the dilutive effect of the issuance of common stock for options outstanding under Spartan Stores' stock option plans and stock issued under restricted stock plans.

Weighted average shares issuable upon the exercise of stock options that were not included in the (loss) earnings per share calculations were 1,419,239 in fiscal 2003, 334,014 in fiscal 2002 and 305,728 in fiscal 2001.

Advertising Costs: Spartan Stores' gross advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations. Advertising expenses were $16.3 million in fiscal 2003, $16.6 million in fiscal 2002 and $17.1 million in fiscal 2001.

Comprehensive Income: Comprehensive income (loss) is net (loss) earnings adjusted for the net gain or loss on interest rate swap agreements, including the cumulative effect of a change in accounting, unrealized gains and losses on securities and minimum pension liability, net of applicable income taxes.

(In thousands)	Unrealized Gain (Loss) on Securities	Interest Rate Swap Liability	Minimum Pension Liability	Accumulated Other Comprehensive Loss
Balances at April 1, 2001	$-	$-	$-	$-
Cumulative effect of a change in accounting for interest rate swap agreements	-	(1,588)	-	(1,588)
Other comprehensive loss for 2002	(36)	(861)	(137)	(1,034)
Balances at March 30, 2002	(36)	(2,449)	(137)	(2,622)
Other comprehensive gain (loss) for 2003	157	2,077	(2,428)	(194)
Balances at March 29, 2003	$121	$(372)	$(2,565)	$(2,816)

Recently Issued Accounting Standards: In April 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No.145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result, gains and losses from the extinguishment of debt should be reported as extraordinary items only if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains and losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations for all periods presented. Spartan Stores adopted the provisions of SFAS No. 145 on March 30, 2003. The adoption of this statement will impact the classification on the Statement of Operations of any costs associated with debt extinguishment occurring in the future.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. SFAS No. 146 primarily impacts the timing of the recognition of costs associated with exit or disposal activities. Spartan Stores adopted SFAS No. 146 for exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation; however, it does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The statement also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in the summary of significant accounting policies in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were adopted on March 29, 2003. As allowed by SFAS No. 148, Spartan Stores has not adopted the fair value method of accounting for stock options.

EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of goods sold. If such payment is for assets or services delivered to the vendor, the cash consideration should be characterized as revenue, or if such payment is a reimbursement of costs incurred to sell the vendor's products, the cash consideration should be characterized as a reduction of that cost. EITF Issue No. 02-16 became effective for Spartan Stores on March 30, 2003. Spartan Stores has determined that the adoption of EITF Issue No. 02-16 will not have a material impact on its net earnings.

In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," was issued. FIN No. 45 requires the initial measurement and recognition, on a prospective basis only, to guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements are effective for financial statements ending after December 15, 2002. Spartan Stores has complied with the disclosure provisions of FIN No. 45.

Reclassifications: Certain reclassifications have been made to the fiscal 2002 and fiscal 2001 financial statements to conform to the fiscal 2003 presentation.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2
Cumulative Effect of a Change in Accounting Principle

SFAS No. 141, "Business Combinations," requires the purchase method of accounting to be applied to all business combinations after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets in a business combination. SFAS No. 141 was adopted on March 31, 2002. There was no material impact as a result of the adoption.

SFAS No. 142, "Goodwill and Other Intangible Assets," provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SFAS No. 142 also requires that goodwill be assigned to reporting units based upon the expected benefits to be derived from synergies resulting from the business combination.

SFAS No. 142 was adopted on March 31, 2002. In accordance with the provisions of SFAS No. 142, goodwill of approximately $30.3 million previously included in the Retail segment was assigned to the Grocery Distribution segment based upon the expected benefits to be realized by each segment. Under the transitional provisions of SFAS No. 142, goodwill was tested for impairment as of March 31, 2002. Each reporting unit was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined based on the discounted cash flows and comparable market values of the segment. As a result of the impairment testing, an impairment loss was recorded to reduce the carrying value of goodwill at the Retail segment by $41.6 million (prior to provision for tax benefit of $6.2 million) to its implied fair value. Impairment was due to a number of factors, including operating performance and the impact of new competition. In accordance with SFAS No. 142, the impairment charge was reflected as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.

On April 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. Spartan Stores recorded a cumulative transition adjustment loss of $1.6 million in AOCI on April 1, 2001 (net of related income tax of $0.8 million) pertaining to its interest rate swap agreements. Approximately $1.3 million is expected to be reclassified to interest expense in fiscal 2004 resulting from the amortization of the pre-tax unrealized loss on the interest rate swap agreements that is included in AOCI.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3
Discontinued Operations

The following table details the results of discontinued operations reported on the Consolidated Statements of Operations by operating segment:

(In thousands)	Year Ended
	March 29, 2003	March 30, 2002	March 31, 2001
Discontinued retail operations
(Loss) earnings from discontinued operations (less applicable taxes of ($30,710), ($1,912) and $2,253)	$(56,104)	$(3,570)	$3,962

Discontinued convenience distribution operations
Earnings from discontinued operations (less applicable taxes of $896, $1,515 and $1,940)	1,923	2,554	3,403
Gain on disposal of discontinued operations (less applicable taxes of $32)	59	-	-
Earnings from discontinued convenience distribution operations	1,982	2,554	3,403

Discontinued grocery distribution operations
(Loss) earnings from discontinued operations (less applicable taxes of ($4,670) and $38)	(8,727)	70	-

Discontinued real estate operations
(Loss) earnings from discontinued operations (less applicable taxes of ($397), $(26) and $851)	(736)	(46)	1,499
Gain on disposal of discontinued operations (less applicable taxes of $6,509)	12,077	-	-
Earnings from discontinued real estate operations	11,341	(46)	1,499

Discontinued insurance operations
(Loss) earnings from discontinued operations (less applicable taxes of ($784), ($1,032) and $138)	(1,460)	(1,915)	256
Loss on disposal of discontinued operations (less applicable taxes of ($207))	-	-	(399)
(Loss) earnings from discontinued insurance operations	(1,460)	(1,915)	143

Total discontinued operations
(Loss) earnings from discontinued operations (less applicable taxes of ($35,665), ($1,417) and $5,182)	(65,104)	(2,907)	9,120
Gain (loss) on disposal of discontinued operations (less applicable taxes of $6,541, $0 and ($207))	12,136	-	(399)
Total (loss) earnings from discontinued operations	$(52,968)	$(2,907)	$8,721

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all years presented, unless otherwise noted.

Retail Operations

On March 6, 2003 Spartan Stores announced the closing of 13 of its Food Town retail stores principally located in Toledo, Ohio and outlying areas. The remaining 26 Food Town stores will be sold or closed. Furthermore, during the first three quarters of fiscal 2003, 15 retail stores were closed. As a result of these actions, the results of operations of the Food Town stores and other stores closed during fiscal 2003 have been classified as discontinued operations in the consolidated financial statements. Discontinued retail operations include asset impairments and exit costs (including goodwill impairment) of $53.5 million in fiscal 2003. In the first quarter of fiscal 2004, definitive sales agreements were entered into for 20 of the 26 remaining Food Town stores. Completion of the sales for the 20 stores is contingent upon the satisfaction of contractual requirements and conditions. Management expects that proceeds from the transactions will be approximately $25 to $30 million and will be used to reduce outstanding borrowings.

Convenience Distribution Operations

During the fourth quarter of 2003, Spartan Stores began to actively market two subsidiaries in the Convenience Distribution segment. On June 9, 2003 Spartan Stores completed the sale of substantially all the assets of L&L/Jiroch Distributing Company ("L&L/Jiroch") and J.F. Walker Company, Inc. ("J.F. Walker") to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities. The operations of these subsidiaries have been classified as discontinued operations in the consolidated financial statements.

Grocery Distribution Operations

Spartan Stores consolidated its Toledo, Ohio distribution operations into its Michigan facilities during the fourth quarter of fiscal 2003. As a result of the decision to exit the Food Town stores, the operations related to these facilities have been classified as discontinued operations in the consolidated financial statements because the operations and cash flows of these facilities have been substantially eliminated from ongoing operations. Spartan Stores will continue to distribute to its Pharm stores in Ohio from its distribution facilities in Michigan. Discontinued grocery distribution operations include asset impairments and exit costs of $9.7 million in fiscal 2003.

Real Estate Operations

In 2003, Spartan Stores completed the sale of 11 properties for net proceeds of $52.2 million in cash, and recorded pre-tax gains of $18.6 million These assets represented substantially all of the remaining assets and operations of its Real Estate segment; accordingly, Spartan Stores has reported the results of operations of the discontinued components of the Real Estate segment and the net gain on disposal as discontinued operations.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Insurance Operations

In January 2001, Spartan Stores approved a plan to discontinue the operations of its Insurance segment. Accordingly, Spartan Stores reported the results of operations of the Insurance segment and the estimated net loss on disposal as discontinued operations.

On December 31, 2001, Spartan Stores paid approximately $5.0 million to cede (transfer) a portion of its reinsurance loss portfolio to an unrelated third party. At that time, Spartan Stores also transferred the remaining underwriting, safety and claims component that had been previously retained to another unrelated third party. This transaction allowed Spartan Stores to reduce its outstanding letters of credit by $4.6 million. In fiscal 2003, Spartan Stores recorded a charge of $1.5 million for additional amounts required to be paid to the unrelated third party for claims liabilities previously ceded based upon updated actuarial studies reflecting a larger than originally anticipated obligation. At March 29, 2003, Spartan Stores had approximately $5.3 million remaining in insurance reserves for open claims liabilities related to policies that were not ceded. Spartan Stores will remain obligated under these policies until all claims are closed and has retained an independent third party administrator to manage these claims. Spartan Stores has not retained any further insurance operations. Net loss from the Insurance segment from January 2001 to March 29, 2003 totaled $2.5 million.

During the fourth quarter of fiscal 2001, Spartan Stores sold the insurance agency component of its Insurance segment and recognized an estimated loss of $0.4 million on this sale.

Sales and significant assets and liabilities of discontinued operations are included below:

	Retail	Convenience Distribution		Grocery Distribution	Real Estate	Insurance
(In thousands, except per share data)

Sales
March 29, 2003	$403,452	$701,153	$	*	$3,372	$-
March 30, 2002	501,867	724,700		*	4,567	9,186
March 31, 2001	387,756	752,316		*	4,939	13,610

(Loss) Earnings Per Share
March 29, 2003	$(2.82)	$0.10		$(0.44)	$0.57	$(0.07)
March 30, 2002	(0.18)	0.13		0.00	(0.00)	(0.10)
March 31, 2001	0.23	0.20		0.00	0.08	(0.01)

* All sales from the discontinued Grocery Distribution operations were intercompany, and therefore, eliminated in consolidation.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Retail	Convenience Distribution	Grocery Distribution	Real Estate	Insurance
(In thousands)

March 29, 2003
Current assets *	$62,108	$41,949	$1,368	$1,570	$6,921
Property, net	5,599	-	-	-	-
Other long-term assets	716	43	-	7	-
Current liabilities	11,274	11,813	-	185	11,216
Long-term liabilities	10,182	-	-	-	-

March 30, 2002
Current assets *	$46,744	$36,069	$21,742	$2,492	$16,306
Property, net	86,511	13,098	9,703	26,384	-
Other long-term assets	32,319	43	-	7,200	-
Current liabilities	23,331	11,107	13,363	165	13,206
Long-term liabilities	2,101	-	-	-	-

* Includes property and equipment held for sale

Note 4
Asset Impairments and Exit Costs

Spartan Stores evaluated long-lived assets for impairment and recorded charges in fiscal 2003 of $1.5 million and in fiscal 2002 of $0.2 million in the Retail segment and charges in fiscal 2001 of $1.1 million in the Grocery Distribution segment. The charges recorded were based on estimated market values of these facilities. The actual charge to be ultimately realized may vary significantly from these estimates as final sales transactions are consummated.

The Retail segment recognized charges of $2.9 million and $0.9 million in fiscal 2003 and fiscal 2002, respectively, for all other store and office facility exit costs, which include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease recoveries, as well as severance benefits. Also in fiscal 2003, management determined that one store that had previously been designated for closure would not be closed because market conditions in the area changed.

The following table provides the activity of exit costs for fiscal years 2003, 2002 and 2001. Exit costs recorded in the Consolidated Balance Sheets are included in Other accrued expenses in current liabilities and Other long-term liabilities based on when the costs are expected to be paid.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands)	Lease and Ancillary Costs	Severance

Balance at March 26, 2000	$671	$-
Provision for lease and related ancillary costs, net of estimated sublease recoveries	1,000 (a)	-
Lease reserves at acquisition date	5,067	-
Payments, net of interest accretion	(939)	-
Balance at March 31, 2001	5,799	-
Provision for lease and related ancillary costs, net of estimated sublease recoveries	873	-
Payments, net of interest accretion	(1,666)	-
Balance at March 30, 2002	5,006	-
Provision for lease and related ancillary costs, net of estimated sublease recoveries	17,936 (b)	-
Provision for severance	-	4,021	(c)
Payments, net of interest accretion	(3,969)	(155)
Balance at March 29, 2003	$18,973	$3,866

(a) Charges recorded in discontinued Convenience Distribution operations.
(b) Includes $14.9 million of charges recorded in discontinued Retail operations and $0.1 million recorded in discontinued Grocery Distribution operations.
(c) Includes $3.1 million of charges recorded in discontinued Retail operations and $0.9 million recorded in discontinued Grocery Distribution operations.

Note 5
Acquisitions

On March 4, 2001, Spartan Stores consummated a merger with Prevo's Family Markets, Inc. ("Prevo's"). Prevo's was a supermarket chain located in western and northern Michigan. The total purchase price of Prevo's was $36.1 million in cash. The excess of the purchase price over the fair value of assets and liabilities recorded was $26.1 million.

On August 1, 2000, Spartan Stores consummated a merger with Seaway Food Town, Inc. ("Food Town"). Food Town was a regional supermarket chain that operated supermarkets and deep discount drugstores predominantly in northwest and central Ohio and southeast Michigan. The purchase price of Food Town was $114.3 million, including cash of $36.2 million, the exchange of stock of $70.9 million and a liability to dissenting shareholders of $7.3 million. At the date of the merger, 6.7 million shares of outstanding Food Town common stock were converted into the right to receive one share of Spartan Stores common stock and $5.00 in cash for each Food Town share. In addition, Spartan Stores received $0.5 million in cash and assumed certain liabilities of $85.7 million, which included $32.5 million of long-term debt, in conjunction with the Food Town merger. The holders of 443,300 shares of Food Town common stock provided notice of dissent from the merger. On September 17, 2001, Spartan Stores issued to the dissenting Food Town shareholders one share of Spartan Stores common stock and paid $4.75 for each share of the Food Town common stock held in aggregate by the dissenters in settlement of the dissenters'

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

rights claims. The excess of the purchase price over the fair value of assets and liabilities recorded was $30.1 million.

The acquisitions of Food Town and Prevo's were accounted for as purchases and, accordingly, the acquired assets and assumed liabilities were included in the accompanying Consolidated Balance Sheets at fair market value.

Note 6
Goodwill and Other Intangible Assets

Spartan Stores' adoption of SFAS No. 142 eliminated the amortization of goodwill as of the beginning of fiscal 2003.

The following table adjusts net (loss) earnings and (loss) earnings per share for the adoption of SFAS No. 142:

(In thousands, except per share data)
	2003	2002	2001

Net (loss) earnings, as reported	$(122,332)	$9,847	23,442
Add: Goodwill amortization, net of tax	-	2,912	2,190
Adjusted net (loss) earnings	$(122,332)	$12,759	$25,632

Reported basic and diluted (loss) earnings per share	$(6.15)	$0.50	$1.35
Add: Goodwill amortization, net of tax	-	0.15	0.13
Adjusted basic and diluted (loss) earnings per share	$(6.15)	$0.65	$1.48

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Retail	Grocery Distribution	Total
Balance at March 30, 2002, net of accumulated amortization	$155,243	$-	$155,243
Allocation of goodwill upon adoption of SFAS No. 142	(30,300)	30,300	-
Impairment of goodwill recognized as a cumulative effect of a change in accounting principle	(41,600)	-	(41,600)
Impairment of goodwill recognized in operating loss (earnings)	(43,154)	-	(43,154)
Impairment of goodwill recognized in discontinued operations	(1,846)	-	(1,846)
Balance at March 29, 2003	$38,343	$30,300	$68,643

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Due to operational results in Spartan Stores' Retail segment, operating results and cash flows were significantly lower than anticipated. Based on this trend, the earnings forecast was revised and a valuation of the Retail segment was conducted in the third quarter of fiscal 2003. Fair value was determined based on the discounted cash flows and comparable market values for the segment. As a result of the impairment analysis, a loss was recorded to reduce the carrying value of goodwill at the Retail segment by $45.0 million (including $1.8 million in discontinued operations), prior to provision for tax benefit of $15.7 million, to its implied fair value.

The following table reflects the components of amortized intangible assets, included in Other, net on the Consolidated Balance Sheets:

(In thousands)	March 29, 2003		March 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$6,739	$3,401	$7,613	$4,468
Favorable leases	2,506	699	2,954	953
Total	$9,245	$4,100	$10,567	$5,421

The weighted average useful life of non-compete agreements, favorable leases, and intangible assets in total is 11.1 years, 14.7 years and 12.0 years, respectively. Amortization expense for intangible assets was $1.0 million and $1.1 million for the fiscal years 2003 and 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(In thousands)	Fiscal Year	Amortization Expense
	2004	$897
	2005	641
	2006	573
	2007	481
	2008	435

	Total	$3,027

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7
Marketable Securities

The amortized cost and estimated fair value of marketable securities available-for-sale is shown below:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
(In thousands)

As of March 29, 2003:
U.S. Treasury securities and obligations of U.S.
Government, corporations and agencies	$1,463	$119	$-	$1,582
Debt securities issued by foreign governments,
corporations and agencies	114	9	-	123
Total	$1,577	$128	$-	$1,705

As of March 30, 2002:
U.S. Treasury securities and obligations of U.S.
Government, corporations and agencies	$4,474	$-	$167	$4,307
Debt securities issued by foreign governments,
corporations and agencies	5,951	117	5	6,063
Total	$10,425	$117	$172	$10,370

The amortized cost of marketable securities as of March 29, 2003 by contractual maturity, is shown below:

(In thousands)

Due within one year	$-
Due after one year through five years	114
Due after five years through ten years	98
Due after ten years	1,365
$1,577

Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8
Notes Payable and Long-Term Debt

Spartan Stores' long-term debt consists of the following:

(In thousands)	March 29 2003	March 30, 2002

Senior credit facility, Term Loan A, due March 2005,
quarterly principal payments of $3,591	$32,317	$60,000

Senior credit facility, Term Loan B, due March 2007,
semi-annual principal payments of $180	106,468	148,500

Senior credit facility, Acquisition facility, due March 2006,
quarterly principal payments of variable amounts	41,294	65,000

Senior credit facility, Revolving credit facility, due March 2005	12,700	13,000

Variable Rate Promissory Notes, unsecured, due March 31, 2003,
interest payable quarterly at 1% below the prime rate	8,256	13,054

Other	19,376	21,607
	220,411	321,161
Less current portion	36,594	25,948
Total long-term debt	$183,817	$295,213

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spartan Stores has a $390.0 million senior secured credit facility pursuant to an Amended and Restated Credit Agreement dated July 29, 2002, as amended, consisting of (1) a revolving credit facility in the amount of $65.0 million terminating in 2005, (2) a term loan A in the amount of $100.0 million terminating in 2005, (3) an acquisition facility in the amount of $75.0 million terminating in 2006 and (4) a term loan B in the amount of $150.0 million terminating in 2007. The credit facility provides for the issuance of letters of credit of which $15.4 million and $13.0 million were outstanding and unused as of March 29, 2003 and March 30, 2002, respectively. Interest rates payable on amounts borrowed under the credit facility are based on the prime rate, the federal funds rate or the Eurodollar rate, plus a stipulated margin. The term loan A facility bears interest at the 90-day Eurodollar rate plus 3.50% (4.88% at March 29, 2003), the term loan B facility bears interest at the 90-day Eurodollar rate plus 4.00% (5.38% at March 29, 2003) and the Acquisition facility bears interest at the 90-day Eurodollar rate plus 3.75% (5.13% at March 29, 2003).

The credit facility contains covenants that include the maintenance of certain financial ratios, restrictions on additional indebtedness and payments of cash dividends and restricted payments. Compliance with certain financial covenants at March 29, 2003 and June 21, 2003 has been waived by Spartan Stores' creditors through September 12, 2003 as they work with Spartan Stores on alternatives to amend its existing credit facility. Should Spartan Stores not be able to obtain revised covenants in an amended credit facility, it may not be able to comply with the credit facility financial covenants in fiscal 2004. However, management believes that it has the opportunity to amend its existing financing arrangements with its creditors, and, if needed, secure alternative sources of available financing. The credit facility is secured by substantially all of Spartan Stores' and its subsidiaries assets.

Spartan Stores manages interest rate risk on a portion of its debt through the use of interest rate swap agreements that expire on June 30, 2003. Under the terms of the agreements, Spartan Stores is protected against increases in interest rates from and after the date of the agreements in the initial aggregate notional amount of $162.5 million, which decreases in proportion to scheduled principal payments made on term loan A and term loan B. The aggregate notional amount will be $123.7 million at the end of the agreements' four-year term. The interest rate swap agreements converted a portion of the credit facility from a floating rate obligation to a fixed rate obligation. As of March 29, 2003, the net unrealized loss on the $127.0 million interest rate swap agreements was $1.3 million, compared to a $3.8 million unrealized loss at March 30, 2002. The fair value of the interest rate swap agreements is the amount at which it could be settled based on estimates obtained from lending institutions.

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

The weighted average interest rates for fiscal 2003, fiscal 2002 and fiscal 2001 were 9.59%, 8.02% and 9.83%, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At March 29, 2003 long-term debt was due as follows:

(In thousands)

Fiscal Year

2004	$36,594
2005	45,815
2006	23,616
2007	106,820
2008	4,119
Thereafter	3,447
$220,411

Spartan Stores has in the past offered non-subordinated variable rate promissory notes to the public. The notes have been issued in minimum denominations of $1,000 and may be issued by Spartan Stores at any time, although Spartan Stores' senior secured credit facility restricts the total amount outstanding under the offering to approximately $15.0 million. The non-subordinated variable rate promissory notes are issued under a "shelf" registration statement filed with the Securities and Exchange Commission, effective February 26, 2001, which provides for the issuance of up to $100 million of debt securities. Effective March 31, 2003 Spartan Stores suspended the promissory note program and all notes were repaid as of that date.

Note 9
Commitments and Contingencies

Spartan Stores subleases property for eight locations to customers and receives annual rental income of $1.7 million. In the event of the customer's default, Spartan would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Notes 8 and 10.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

Note 10
Leases

Rental expense under operating leases was $25.5 million, $24.8 million and $20.9 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Future minimum obligations under operating leases in effect at March 29, 2003 are as follows:

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands)

Fiscal Year	Used in Operations	Subleased to Others	Total

2004	$22,840	$1,015	$23,855
2005	21,717	1,015	22,732
2006	19,780	851	20,631
2007	17,281	796	18,077
2008	15,249	609	15,858
Thereafter	65,117	4,407	69,524

Total	$161,984	$8,693	$170,677

In addition to the above amounts are $17.6 million of obligations associated with closed facilities that have been included at their present value in Other accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. See Note 4 for additional information.

One of Spartan Stores' subsidiaries leases retail store facilities to non-related entities. Of the stores leased, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. Substantially all of the leases provide for minimum and contingent rentals based upon stipulated sales volumes.

Owned assets, included in property and equipment, which are leased to others are as follows:

(In thousands)	March 29, 2003	March 30, 2002

Land and improvements	$2,417	$2,417
Buildings	1,271	1,271
	3,688	3,688
Less accumulated depreciation	2,044	1,928
Net property	$1,644	$1,760

Future minimum rentals to be received under operating leases in effect at March 29, 2003 are as follows:

(In thousands)

Fiscal Year	Owned Property	Leased Property	Total

2004	$330	$1,075	$1,405
2005	330	1,075	1,405
2006	295	902	1,197
2007	260	844	1,104
2008	260	646	906
Thereafter	21	4,672	4,693
Total	$1,496	$9,214	$10,710

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11
Associate Retirement Plans

Spartan Stores' retirement programs include pension plans providing non-contributory benefits, salary reduction defined contribution plans and profit'sharing plans providing contributory benefits. Substantially all of Spartan Stores' associates not covered by collective bargaining agreements are covered by either a non-contributory cash balance pension plan ("Company Plan"), a defined contribution plan or both. Associates covered by collective bargaining agreements are included in multi-employer pension plans.

Spartan Stores' Company Plan benefit formula utilizes a cash balance approach. Under the cash balance formula, credits are added annually to a participant's "account" based on a percent of the participant's compensation and years of vested service at the beginning of each calendar year. Transition credits are also added at Spartan's discretion to certain participants' accounts until the year 2007 if certain age and years-of'service requirements are met. Spartan Stores has suspended the accrual of service and transition credits to the Company Plan for fiscal 2004. The suspension of these credits will reduce cash funding of the plan by approximately $3.0 to $4.0 million in fiscal 2004. Interest credits will continue to accrue. At Spartan's discretion, interest credits are also added annually to a participant's account based upon the participant's account balance as of the last day of the immediately preceding calendar year. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act of 1976 ("ERISA"). Company Plan assets consist principally of common stocks and U.S. government and corporate obligations. At March 29, 2003 and March 30, 2002, Company Plan assets included shares of Spartan Stores common stock valued at $0.4 million and $1.4 million, respectively.

Spartan Stores also maintains a Supplemental Executive Retirement Plan ("SERP"), which provides nonqualified deferred compensation benefits to Spartan Stores' officers. Benefits under the SERP are paid from Spartan Stores' general assets, as there is no separate trust established to fund benefits. On March 21, 2003 Spartan Stores paid $2.9 million in SERP benefits under the provisions of the plan. In fiscal 2004, $1.4 million of this distribution will be recognized as expense under "settlement accounting" requirements.

Matching contributions made by Spartan Stores to salary reduction defined contribution plans and contributions to profit sharing plans totaled $3.1 million, $3.3 million and $3.0 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

In addition to the plans described above, Spartan Stores participates in several multi-employer and other defined contribution plans for substantially all associates covered by collective bargaining agreements. The expense for these plans totaled approximately $5.9 million in fiscal 2003, $6.5 million in fiscal 2002 and $6.6 million in fiscal 2001.

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

The following tables set forth the change in benefit obligation, change in plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for Spartan Stores' pension and postretirement benefit plans. The accrued benefit costs are reported in Postretirement benefits in the Consolidated Balance Sheets. The measurement date was December 31 of each year.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands)	Pension Benefits		SERP Benefits		Postretirement Benefits
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Change in benefit obligation
Benefit obligation at beginning of year	$50,123	$51,785	$2,453	$2,129	$5,150	$4,854
Service cost	4,041	3,504	93	90	198	201
Interest cost	3,443	3,525	176	159	368	352
Plan amendments	-	21	-	15	-	32
Actuarial (gain) loss	2,380	(3,568)	438	182	533	77
Benefits paid	(6,432)	(5,144)	(55)	(122)	(199)	(366)

Benefit obligation at measurement date	$53,555	$50,123	$3,105	$2,453	$6,050	$5,150

Change in plan assets
Plan assets at fair value at beginning of year	$47,978	$51,734	$-	$-	$-	$-
Actual return on plan assets	(5,591)	(2,043)	-	-	-	-
Company contributions	1,660	3,431	55	122	199	366
Benefits paid	(6,432)	(5,144)	(55)	(122)	(199)	(366)

Plan assets at fair value at measurement date	$37,615	$47,978	$-	$-	$-	$-

Funded status	$(15,940)	$(2,145)	$(3,105)	$(2,453)	$(6,050)	$(5,150)
Unrecognized net loss	14,684	2,083	1,401	1,005	1,502	998
Unrecognized prior service cost	(4,667)	(5,029)	4	21	(1,027)	(1,091)
Unrecognized net transition obligation	15	21	-	-	-	-

Accrued benefit cost at measurement date	(5,908)	(5,070)	(1,700)	(1,427)	(5,575)	(5,243)
Contributions during fourth quarter	801	-	-	15	-	-
Benefits paid	-	-	2,889	-	-	-
(Accrued) prepaid benefit cost at end of year	$(5,107)	$(5,070)	$1,189	$(1,412)	$(5,575)	$(5,243)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(8,530)	$(5,070)	$(520)	$(1,669)	$(5,575)	$(5,243)
Prepaid expense	-	-	1,189	-	-	-
Intangible asset	-	-	4	53	-	-
Accumulated other comprehensive income	3,423	-	516	204	-	-
	$(5,107)	$(5,070)	$1,189	$(1,412)	$(5,575)	$(5,243)

Weighted average assumptions at
measurement date
Discount rate	6.75%	7.25%	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	8.75%	9.25%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.25%	4.50%	4.25%	4.50%	N/A	N/A

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands)	Pension Benefits			SERP
	March 29, 2003	March 30, 2002	March 31, 2001	March 29, 2003	March 30, 2002	March 31, 2001
Components of net periodic benefit cost
Service cost	$4,041	$3,504	$3,653	$93	$90	$83
Interest cost	3,443	3,525	3,626	176	159	146
Expected return on plan assets	(4,630)	(4,774)	(4,916)	-	-	-
Net amortization and deferral	(356)	(481)	(445)	59	77	78
Net periodic benefit cost	$2,498	$1,774	$1,918	$328	$326	$307

(In thousands)	Postretirement Benefits
	March 29, 2003	March 30, 2002	March 31, 2001
Components of net periodic benefit cost
Service cost	$198	$201	$178
Interest cost	368	352	350
Net amortization and deferral	(35)	(42)	(40)

Net periodic benefit cost	$531	$511	$488

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5.00% for fiscal 2003, fiscal 2002 and fiscal 2001. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by 0.98% and the periodic postretirement benefit cost by 0.70%. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation by 0.90% and periodic postretirement benefit cost by 0.64%.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12
Taxes on Income

The income tax provision for continuing operations is summarized as follows:

(In thousands)	March 29, 2003	March 30, 2002	March 31, 2001

Currently payable	$3,421	$2,172	$7,529
Deferred	(21,508)	4,050	1,648

	$(18,087)	$6,222	$9,177

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2003	2002	2001

Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	-	0.5	1.1
Research and development credit	-	(4.9)	2.1
Other	(0.3)	2.2	0.2

Effective income tax rate	34.7%	32.8%	38.4%

Deferred tax assets and liabilities resulting from temporary differences as of March 29, 2003 and March 30, 2002 are as follows:

(In thousands)
	2003	2002
Deferred tax assets:
Employee benefits	$10,721	$11,188
Accounts receivable	1,263	1,221
Other comprehensive loss	1,516	1,402
Asset impairment and closed store reserves	25,006	2,161
All other	1,399	1,522
Total deferred tax assets	39,905	17,494
Deferred tax liabilities:
Depreciation	2,548	20,243
Inventory	4,948	8,606
All other	2,730	2,443
Total deferred tax liabilities	10,226	31,292

Net deferred tax asset (liability)	$29,679	$(13,798)

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spartan Stores has a net operating loss carryforward of $1.4 million, which expires in fiscal year 2023.

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

Spartan Stores has a shareholder-approved stock incentive plan covering 2,000,000 shares of Spartan Stores common stock. The plan provides for the granting of incentive stock options as well as non-qualified stock options, restricted stock and stock awards to directors, officers and other key associates. Spartan Stores accounts for stock option grants in accordance with SFAS No. 123, and as allowed by this statement recognizes expense using the intrinsic value method prescribed by APB Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the fair market value at the date of grant. Options must be exercised within ten years of the date of grant. The authorization to grant options under the plan terminates on May 8, 2011. The following table also includes outstanding options granted under the 1991 Stock Option Plan. As of March 29, 2003, 960,471 shares remained unissued under the plan.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Options outstanding at March 26, 2000	52,104	$8.31
Granted	339,696	7.56	$3.07
Cancelled	(22,712)	9.02

Options outstanding at March 31, 2001	369,088	$7.58
Granted	628,500	13.73	$6.29
Cancelled	(97,834)	11.34

Options outstanding at March 30, 2002	899,754	$11.47
Granted	753,784	6.60	$3.50
Exercised	(16,666)	7.44
Cancelled	(217,633)	10.52

Options outstanding at March 29, 2003	1,419,239	$9.08

Options exercisable at March 29, 2003	327,931	$9.89

The following table sets forth options outstanding at March 29, 2003 by exercise price and remaining contractual life.

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life Years

$6.59 - 9.21	24,048	0.1 - 5.1
5.84 - 16.57	742,407	6.1 - 8.5
1.75 - 8.07	652,784	9.0 - 10.0
$1.75 - 16.57	1,419,239	8.51

Spartan Stores has a stock bonus plan covering 300,000 shares of Spartan Stores common stock. Under the provisions of this plan, officers and certain key associates of Spartan Stores may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 30% of the portion of the bonus they elect to receive in stock. Stock issued under the stock bonus plan is accounted for in accordance with APB Opinion No. 25. Compensation expense is recorded based upon the market price of the stock as of the measurement date. At March 29, 2003, 300,000 shares remained unissued under the plan.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spartan Stores has an associate stock purchase plan covering 200,000 shares of Spartan Stores common stock. The plan provides that associates of Spartan Stores and its subsidiaries may purchase shares at 85% of the fair market value. At March 29, 2003, 199,823 shares had been issued under the plan. In August 2003, shareholders will vote on a proposal to increase the authorized shares for the associate stock purchase plan to 700,000 shares.

Spartan Stores has a directors' stock purchase plan covering 25,000 shares of Spartan Stores common stock. The plan provides that directors of Spartan Stores may elect to receive at least 25% and up to 100% of their director's fees in the form of Spartan Stores common stock. At March 29, 2003, no shares remain available for issuance under this plan.

Spartan Stores had a long-term incentive plan covering 668,000 shares of Spartan Stores common stock. Under the provisions of this plan, stock was to be awarded to officers and certain key associates based on the achievement of board-established performance levels during rolling three-year performance periods. Spartan Stores terminated the long-term incentive plan with respect to the performance period beginning with fiscal 2002 and ending with fiscal 2004, as well as all subsequent performance periods. No amounts have been accrued and no shares have been or will be issued under this plan.

Spartan Stores' restated articles of incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the board of directors. At March 29, 2003, there were no shares of preferred stock outstanding.

Note 14
Operating Segment Information

Using the management approach as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Spartan Stores' operating segments are identified by products sold and customer profile and include Retail and Grocery Distribution.

The operations of the Insurance, Real Estate and Convenience Distribution segments and a portion of the Retail segment have been classified as discontinued operations. Residual business operations in the Real Estate and Convenience Distribution segments are considered to be immaterial under the criteria in SFAS No. 131 and have not been separately classified. Those operations have been recorded in the Grocery Distribution segment. See Note 3 for further discussion. Segment information for earlier periods has been restated to reflect changes in the composition of the reportable segments.

The Retail segment operates supermarkets and drug stores in Michigan and Ohio that typically offer dry grocery, produce, dairy products, meat, floral, seafood, health and beauty care, cosmetics, delicatessen and bakery goods. Larger retail stores also typically offer pharmacy services.

Spartan Stores' Grocery Distribution segment supplies Spartan Stores' retail stores, independent retail and convenience store customers with dry grocery, produce, dairy products, meat, beverages, frozen food, seafood, floral, general merchandise, tobacco, pharmacy and health and beauty care items. To supply its wholesale customers, Spartan Stores operates a fleet of tractors, conventional trailers and refrigerated trailers, substantially all of which are leased by Spartan Stores.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Identifiable assets represent total assets directly associated with the various operating segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

The following tables set forth information about the Company by operating segment:

(In thousands)	Retail	Grocery Distribution	Total
Year Ended March 29, 2003
Net sales	$880,494	$1,267,573	$2,148,067
Provision for asset impairments and exit costs	47,711	-	47,711
Depreciation and amortization	16,172	11,125	27,297
Operating (loss) earnings	(51,745)	16,965	(34,780)
Capital expenditures	8,341	3,855	12,196
Year Ended March 30, 2002
Net sales	931,973	1,338,046	2,270,019
Provision for asset impairments and exit costs	1,030	-	1,030
Depreciation and amortization	18,066	12,796	30,862
Operating earnings	17,604	16,414	34,018
Capital expenditures	9,815	7,755	17,570
Year Ended March 31, 2001
Net sales	772,840	1,588,072	2,360,912
Provision for asset impairments and exit costs	-	1,098	1,098
Depreciation and amortization	13,591	13,676	27,267
Operating earnings	20,121	21,174	41,295
Capital expenditures	13,944	13,225	27,169

	2003	2002
Total assets
Retail	$313,774	$333,209
Grocery Distribution	883,553	915,203
Discontinued operations - Retail	68,423	165,574
Discontinued operations - Convenience Distribution	41,992	49,210
Discontinued operations - Grocery Distribution	1,368	31,445
Discontinued operations - Real Estate	1,577	36,076
Discontinued operations - Insurance	6,921	16,306
Eliminations	(761,302)	(786,432)
Total	$556,306	$760,591

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15
Quarterly Financial Information (unaudited)

Earnings (loss) per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. Stock sales prices are based on transactions reported on The NASDAQ Stock Market. The following financial information has been restated to exclude discontinued operations information.

(In thousands, except per share data)

Fiscal 2003	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)

Net sales	$2,148,067	$475,602	$665,244	$516,386	$490,835
Gross margin	373,717	81,671	111,315	92,553	88,178
Provision for asset impairments and exit costs	47,711	310	47,401	-	-
(Loss) earnings from continuing operations before income taxes	(52,074)	(10,398)	(53,079)	6,910	4,493
(Loss) earnings from continuing operations	(33,987)	(6,537)	(34,736)	4,391	2,895
Discontinued operations, net of taxes	(52,968)	(14,380)	(22,339)	(4,978)	(11,271)
Cumulative effect of a change in accounting principle	(35,377)	-	-	-	(35,377)
Net loss	(122,332)	(20,917)	(57,075)	(587)	(43,753)

(Loss) earnings from continuing operations per share - Basic and Diluted	(1.71)	(0.33)	(1.74)	0.22	0.15
Net loss per share - Basic and Diluted	(6.15)	(1.05)	(2.87)	(0.03)	(2.21)

Common stock sale price - High	8.51	3.89	3.25	4.80	8.51
Common stock sale price - Low	1.21	1.52	1.21	2.80	3.74

(In thousands, except per share data)

Fiscal 2002	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)

Net sales	$2,270,019	$497,638	$688,239	$546,291	$537,851
Gross margin	404,685	86,094	120,795	102,899	94,897
Provision for asset impairments and exit costs	1,030	1,030	-	-	-
Earnings (loss) before income taxes and discontinued operations	18,976	(2,537)	4,112	10,603	6,798
(Loss) earnings from continuing operations	12,754	(1,642)	2,582	7,402	4,412
Discontinued operations, net of taxes	(2,907)	(3,383)	(2,528)	1,813	1,191
Net earnings (loss)	9,847	(5,025)	54	9,215	5,603

Earnings (loss) from continuing operations per share - Basic	0.65	(0.08)	0.13	0.38	0.23
Earnings (loss) from continuing operations per share - Diluted	0.65	(0.08)	0.13	0.38	0.23

Net earnings (loss) per share - Basic	0.50	(0.25)	0.00	0.48	0.29
Net earnings (loss) per share - Diluted	0.50	(0.25)	0.00	0.47	0.29

Common stock sale price - High	16.95	12.14	13.66	16.95	14.74
Common stock sale price - Low	5.90	5.90	10.79	11.38	9.19

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

          The information required by this item is incorporated herein by reference from the sections entitled "The Board of Directors," "Spartan Stores' Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 6, 2003.

Item 11.	Executive Compensation

          The information required by this item is incorporated herein by reference from the sections entitled "Executive Compensation" and "Compensation of Directors" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 6, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is incorporated herein by reference from the sections entitled "Ownership of Spartan Stores Stock" and "Equity Compensation Plan Information" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 6, 2003.

Item 13.	Certain Relationships and Related Transactions

          The information required by this item is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 6, 2003.

Item 14.	Controls and Procedures

          As of March 29, 2003, an evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-14 under the Securities Exchange Act of 1934) was performed. This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of March 29, 2003 in timely alerting them to material information relating to Spartan Stores (including its consolidated subsidiaries) required to be included in Spartan Stores' periodic filings with the Securities and Exchange Commission. There have been no significant changes in Spartan Stores' internal controls or in other factors that could significantly affect Spartan Stores' disclosure controls and procedures subsequent to March 29, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

Independent Auditors' Report of Deloitte & Touche LLP dated May 6, 2003 (June 20, 2003 as to Notes 3 and 8)

Consolidated Balance Sheets at March 29, 2003 and March 30, 2002

Consolidated Statements of Operations for each of the three years in the period ended March 29, 2003

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 29, 2003

Consolidated Statements of Cash Flows for each of the three years in the period ended March 29, 2003

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

2.2

Asset Purchase Agreement dated May 7, 2003, by and among The H.T. Hackney Co., Spartan Stores, Inc., L&L/Jiroch Distributing Company and J.F. Walker Company, Inc. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed June 24, 2003. Here incorporated by reference.

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

10.5*

Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as Appendix B to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

10.6*

Spartan Stores, Inc. 2001 Stock Bonus Plan. Previously filed as Appendix C to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

Exhibit Number	Document

10.7*

Spartan Stores, Inc. 2001 Associate Stock Purchase Plan, as amended. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 30, 2002. Here incorporated by reference.

10.8*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.9*	Spartan Stores, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.10

Amended and Restated Credit Agreement dated as of July 29, 2002, among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent, Collateral Agent and Administrative Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent, NBD Bank, as Document Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended June 22, 2002. Here incorporated by reference.

10.11

Waiver and Amendment No. 1 dated March 27, 2003, to Amended and Restated Credit Agreement dated as of July 29, 2002, among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent, Collateral Agent and Administrative Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent, NBD Bank, as Document Agent, and certain other financial institutions as Lenders.

10.12*

Form of Employment Agreements between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 30, 2002. Here incorporated by reference.

10.13*	Form of Employment Agreements between Spartan Stores, Inc. and Craig C. Sturken and between Spartan Stores, Inc. and Dennis Eidson.

10.14*

Employment Agreement dated November 15, 2001, between Spartan Stores, Inc. and James B. Meyer. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 30, 2002. Here incorporated by reference.

10.15*	Memorandum of Understanding dated as of March 3, 2003, between Spartan Stores, Inc. and James B. Meyer.

10.16*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 30, 2002. Here incorporated by reference.

Exhibit Number	Document

10.17*	Executive Severance Agreement dated March 3, 2003, between Spartan Stores, Inc. and Craig C. Sturken.

10.18*	Executive Severance Agreement dated March 17, 2003, between Spartan Stores, Inc. and Dennis Eidson.

10.19*

Executive Severance Agreement dated November 15, 2001, between Spartan Stores, Inc. and James B. Meyer. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 30, 2002. Here incorporated by reference.

10.20	Contract of Sale dated as of May 23, 2003, between Seaway Food Town, Inc., Gruber's Food Town, Inc., Buckeye Real Estate Management Co., Gruber's Real Estate, LLC and The Kroger Co.

10.21	Purchase Agreement dated as of June 2, 2003, between Market Development Corporation and New Plan Excel Realty Trust, Inc.

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

99	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

          (b)          Spartan Stores furnished the following Forms 8-K during the quarter ended March 29, 2003.

Date of Report	Filing Date	Item(s) Reported

February 4, 2003	February 4, 2003

Under Item 9, this Form 8-K included a press release announcing that Spartan Stores was working with an investment banking firm to explore alternative strategies related to its Food Town retail grocery stores.

February 12, 2003	February 12, 2003

Under Item 9, this Form 8-K included a press release that reported Spartan Stores' financial results for the third quarter of fiscal 2003, which ended January 4, 2003. The press release included summary consolidated financial data for the quarters ended January 4, 2003 and January 5, 2002 and the year-to-date periods ended January 4, 2003 and January 5, 2002. The press release also contained balance sheet information as of January 4, 2003 and March 30, 2002.

March 3, 2003	March 3, 2003	Under Item 9, this Form 8-K included a press release announcing that Spartan Stores had appointed Craig C. Sturken as its President and Chief Executive Officer.

March 6, 2003	March 6, 2003	Under Item 9, this Form 8-K included a press release announcing the planned closing of 13 Food Town stores.

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

SPARTAN STORES, INC. (Registrant)

Date:	June 25, 2003	By	/s/ Craig C. Sturken
Craig C. Sturken President and Chief Executive Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.

June 25, 2003	By	/s/ Alex J. DeYonker
Alex J. DeYonker Director

June 25, 2003	By	/s/ Elson S. Floyd, Ph.D.*
Elson S. Floyd, Ph.D. Director

June 25, 2003	By	/s/ Richard B. Iott*
Richard B. Iott Director

June 25, 2003	By	/s/ James B. Meyer*
James B. Meyer
Director and Chairman of the Board

June 25, 2003	By	/s/ Elizabeth A. Nickels*
Elizabeth A. Nickels Director

June 25, 2003	By	/s/ James F. Wright*
James F. Wright Director

June 25, 2003	By	/s/ Gregory P. Josefowicz*
Gregory P. Josefowicz Director

June 25, 2003	By	/s/ Kenneth T. Stevens*
Kenneth T. Stevens Director

June 25, 2003	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer

June 25, 2003	*By	/s/ Alex J. DeYonker
Alex J. DeYonker Attorney-in-Fact

CERTIFICATIONS

          I, Craig C. Sturken, certify that:

          1.          I have reviewed this annual report on Form 10-K of Spartan Stores, Inc.;

          2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.          The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b)          evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.          The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 25, 2003	/s/ Craig C. Sturken
Craig C. Sturken President and Chief Executive Officer

          I, David M. Staples, certify that:

          1.          I have reviewed this annual report on Form 10-K of Spartan Stores, Inc.;

          2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.          The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b)          evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.          The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 25, 2003	/s/ David M. Staples
David M. Staples Chief Financial Officer

SCHEDULE II

SPARTAN STORES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

COLUMN A	COLUMN B	COLUMN C	ADDITIONS	COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS (B)	DEDUCTIONS (C)	BALANCE AT END OF YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended 3/31/01	$2,414	$790	$613	$1,057	$2,760

Year ended 3/30/02	$2,760	$2,774	$-	$1,403	$4,131

Year ended 3/29/03	$4,131	$6,502	$-	$4,284	$6,349

INSURANCE RESERVES:

Year ended 3/31/01	$14,877	$16,004	$5,444	$15,485	$20,840

Year ended 3/30/02	$20,840	$23,825	$-	$27,402	$17,263

Year ended 3/29/03	$17,263	$5,528	$-	$8,008	$14,783

(A)	Bad debt expense of $866, $1,460 and $2,641 and insurance expense of $762, $6,765 and $8,201 is recorded in discontinued operations in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.
(B)	Represents the allowances and reserves acquired through acquisitions.
(C)	Represents the write-off of uncollectible accounts as it relates to the allowance for doubtful accounts and payments made as it relates to insurance reserves.

EXHIBIT INDEX

Exhibit Number	Document

2.1

Agreement and Plan of Merger dated as of April 6, 2000, by and between Spartan Stores, Inc., Spartan Acquisition Corp. and Seaway Food Town, Inc. Previously filed as Annex A to the prospectus and joint proxy statement contained in Spartan Stores' Pre-effective Amendment No. 1 to Registration Statement on Form S-4, filed June 5, 2000. Here incorporated by reference.

2.2

Asset Purchase Agreement dated May 7, 2003, by and among The H.T. Hackney Co., Spartan Stores, Inc., L&L/Jiroch Distributing Company and J.F. Walker Company, Inc. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed June 24, 2003. Here incorporated by reference.

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

-i-

Exhibit Number	Document

10.4*	Spartan Stores, Inc. 2000 Annual Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.5*

Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as Appendix B to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

10.6*

Spartan Stores, Inc. 2001 Stock Bonus Plan. Previously filed as Appendix C to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

10.7*

Spartan Stores, Inc. 2001 Associate Stock Purchase Plan, as amended. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 30, 2002. Here incorporated by reference.

10.8*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.9*	Spartan Stores, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.10

Amended and Restated Credit Agreement dated as of July 29, 2002, among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent, Collateral Agent and Administrative Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent, NBD Bank, as Document Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended June 22, 2002. Here incorporated by reference.

10.11

Waiver and Amendment No. 1 dated March 27, 2003, to Amended and Restated Credit Agreement dated as of July 29, 2002, among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent, Collateral Agent and Administrative Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent, NBD Bank, as Document Agent, and certain other financial institutions as Lenders.

10.12*

Form of Employment Agreements between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 30, 2002. Here incorporated by reference.

10.13*	Form of Employment Agreements between Spartan Stores, Inc. and Craig C. Sturken and between Spartan Stores, Inc. and Dennis Eidson.

-ii-

Exhibit Number	Document

10.14*

Employment Agreement dated November 15, 2001, between Spartan Stores, Inc. and James B. Meyer. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 30, 2002. Here incorporated by reference.

10.15*	Memorandum of Understanding dated as of March 3, 2003, between Spartan Stores, Inc. and James B. Meyer.

10.16*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 30, 2002. Here incorporated by reference.

10.17*	Executive Severance Agreement dated March 3, 2003, between Spartan Stores, Inc. and Craig C. Sturken.

10.18*	Executive Severance Agreement dated March 17, 2003, between Spartan Stores, Inc. and Dennis Eidson.

10.19*

Executive Severance Agreement dated November 15, 2001, between Spartan Stores, Inc. and James B. Meyer. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 30, 2002. Here incorporated by reference.

10.20	Contract of Sale dated as of May 23, 2003, between Seaway Food Town, Inc., Gruber's Food Town, Inc., Buckeye Real Estate Management Co., Gruber's Real Estate, LLC and The Kroger Co.

10.21	Purchase Agreement dated as of June 2, 2003, between Market Development Corporation and New Plan Excel Realty Trust, Inc.

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

99	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

-iii-