Form 10-Q
period 2003-06-21
SPARTAN STORES INC
filed 2003-08-05
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 21, 2003.

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

As of July 25, 2003 the registrant had 19,943,257 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

          The matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans," "believes," "estimates," "intends," is "optimistic" or "confident" that a particular occurrence "will," "may," "could," "should" or "will likely" result or that a particular event "will," "may," "could," "should" or "will likely" occur in the future, that the "trend" is toward a particular result or occurrence, or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 2 of this Form 10-Q, are inherently forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 29, 2003 and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to strengthen our retail-store performance; improve sales growth; increase gross margin; reduce operating costs; sell on favorable terms assets classified as held for sale; continue to meet the terms of our debt covenants; renegotiate or refinance our credit facility; and implement the other programs, plans, strategies, objectives, goals or expectations described in this Quarterly Report will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

          Anticipated future sales are subject to competitive pressures from many sources. Our Retail and Grocery Distribution businesses compete with many warehouse discount stores, supermarkets, pharmacies and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, competitive pressures in the retail industry generally and our geographic markets specifically and our ability to implement effective new marketing and merchandising programs. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

          Our operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor shortages, stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our operating and administrative expenses could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as we anticipate. Acts of terrorism or war have in the past and may in the future result in considerable economic and political uncertainties that could have adverse effects on consumer buying behavior, fuel costs, shipping and transportation, product imports and other factors affecting our company and the grocery industry generally.

          Our future interest expense and income also may differ from current expectations, depending upon, among other factors: the amount of additional borrowings; changes in our borrowing agreements; changes in the interest rate environment; and changes in the amount of fees received or paid. The availability of our senior secured credit facility depends on compliance with the terms of the credit facility.

          As discussed in this Form 10-Q, we have recently completed sales of or contracted to sell material assets, including substantially all of the assets of L&L/Jiroch Distributing Company and J.F. Walker Company, Inc. and several Food Town stores, and we are in the process of selling or closing additional Food Town stores. We believe that these sales and closings will allow us to better focus our efforts and capital on key strategic markets where we have the strongest growth and value creation opportunities. However, we cannot assure you that these transactions will be beneficial to our company. The agreements relating to many of these transactions require us to indemnify these asset buyers for breaches of our representations and warranties contained in the agreements and certain other matters.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Spartan Stores, Inc. and Subsidiaries
(In thousands)
(Unaudited)

Assets	June 21, 2003	March 29, 2003

Current assets
Cash and cash equivalents	$18,492	$23,306
Marketable securities	1,765	1,705
Accounts receivable, net	55,335	70,747
Inventories	111,042	138,095
Prepaid expenses and other current assets	10,707	13,141
Refundable income taxes	-	9,349
Deferred taxes on income	4,092	4,113
Property and equipment held for sale	38,012	54,684
Total current assets	239,445	315,140

Other assets
Goodwill, net	68,700	68,743
Deferred taxes on income	25,567	25,566
Other, net	26,487	26,785
Total other assets	120,754	121,094

Property and equipment, net	117,228	120,072

Total assets	$477,427	$556,306

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$95,015	$112,181
Accrued payroll and benefits	26,140	28,533
Insurance reserves	14,805	14,783
Accrued taxes	22,033	16,735
Other accrued expenses	14,117	19,150
Current maturities of long-term debt	24,538	36,594
Total current liabilities	196,648	227,976

Other long-term liabilities	18,678	18,859
Postretirement benefits	15,362	16,022
Long-term debt	143,016	183,817

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 19,943 and 19,999 shares outstanding	116,224	116,388
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(2,444)	(2,816)
Accumulated deficit	(10,057)	(3,940)
Total shareholders' equity	103,723	109,632

Total liabilities and shareholders' equity	$477,427	$556,306

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)
(Unaudited)

	First Quarter (12 Weeks) Ended
	June 21, 2003	June 22, 2002

Net sales	$502,039	$490,835
Cost of goods sold	414,712	401,680
Gross margin	87,327	89,155

Selling, general and administrative expenses	87,675	81,171

Operating (loss) earnings	(348)	7,984

Other income and expenses
Interest expense	4,202	3,693
Interest income	(203)	(199)
Other losses (gains), net	45	(3)
Total other income and expenses	4,044	3,491

(Loss) earnings before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(4,392)	4,493
Income taxes	(1,538)	1,598
(Loss) earnings from continuing operations	(2,854)	2,895

Loss from discontinued operations, net of taxes	(3,263)	(11,271)
Cumulative effect of a change in accounting principle, net of taxes	-	(35,377)
Net loss	$(6,117)	$(43,753)

Basic and diluted earnings per share:
(Loss) earnings from continuing operations	$(0.14)	$0.14
Loss from discontinued operations	(0.17)	(0.57)
Cumulative effect of a change in accounting principle	-	(1.78)
Net loss	$(0.31)	$(2.21)

Weighted average shares:
Basic	19,977	19,795
Diluted	19,977	19,796

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)
(Unaudited)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance - March 31, 2002	19,766	$115,722	$(2,622)	$118,392	$231,492

Comprehensive loss:
Net loss	-	-	-	(122,332)	(122,332)
Other comprehensive (income) loss, net of tax:
Unrealized gain on interest rate swap agreement	-	-	2,077	-	2,077
Minimum pension liability adjustment	-	-	(2,428)	-	(2,428)
Unrealized gain on securities	-	-	157		157
Total other comprehensive loss	-	-	(194)	-	(194)
Total comprehensive loss					(122,526)

Common stock transactions:
Issuances	233	666	-	-	666

Balance - March 29, 2003	19,999	116,388	(2,816)	(3,940)	109,632

Comprehensive (income) loss:
Net loss	-	-	-	(6,117)	(6,117)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreement	-	-	333	-	333
Unrealized gain on securities	-	-	39	-	39
Total other comprehensive income	-	-	372	-	372
Total comprehensive loss					(5,745)

Common stock transactions:
Purchases	(56)	(164)	-	-	(164)

Balance - June 21, 2003	19,943	$116,224	$(2,444)	$(10,057)	$103,723

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
(Unaudited)

	First Quarter (12 Weeks) Ended
	June 21, 2003	June 22, 2002
Cash flows from operating activities
Net loss	$(6,117)	$(43,753)
Loss from discontinued operations	3,263	11,271
Cumulative effect of a change in accounting principle	-	35,377
(Loss) earnings from continuing operations	(2,854)	2,895
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	6,754	6,686
Postretirement benefits	(660)	507
Deferred taxes on income	(1)	(6,182)
Other, net	45	(3)
Change in operating assets and liabilities:
Accounts receivable	(2,968)	(736)
Inventories	5,943	(11,455)
Prepaid expenses and other assets	2,797	(1,766)
Refundable income taxes	9,349	-
Accounts payable	(10,424)	16,124
Accrued payroll and benefits	(514)	3,472
Insurance reserves	212	387
Accrued taxes	(2,761)	(141)
Other accrued expenses and other liabilities	(3,815)	13,866
Net cash provided by operating activities	1,103	23,654

Cash flows from investing activities
Purchases of property and equipment	(1,786)	(944)
Net proceeds from the sale of assets	16	14
Other	125	210
Net cash used in investing activities	(1,645)	(720)

Cash flows from financing activities
Net proceeds (payments) from revolver	3,000	(13,000)
Repayment of long-term debt	(14,316)	(1,326)
Financing fees paid	(1,782)	(976)
Proceeds from sale of common stock	-	266
Net cash used in financing activities	(13,098)	(15,036)

Discontinued operations:
Net cash provided by (used in) discontinued operations	8,826	(4,245)

Net (decrease) increase in cash and cash equivalents	(4,814)	3,653
Cash and cash equivalents at beginning of period	23,306	27,954
Cash and cash equivalents at end of period	$18,492	$31,607

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1
Basis of Presentation and Significant Accounting Policies

The Consolidated Financial Statements include the accounts of Spartan Stores, Inc. and its subsidiaries ("Spartan Stores"). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of Spartan Stores as of June 21, 2003 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Stock-Based Compensation
Spartan Stores has a stock incentive plan, which is more fully described in Note 13 of the Annual Report on Form 10-K. Spartan Stores accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if Spartan Stores had applied the fair value recognition principles of Statement of Financial Accounting Standards ("SFAS") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

(In thousands, except per share data)

	June 21, 2003	June 22, 2002

Net loss, as reported	$(6,117)	$(43,753)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(153)	(299)

Pro forma net loss	$(6,270)	$(44,052)

Basic and diluted loss per share - as reported	$(0.31)	$(2.21)
Basic and diluted loss per share - pro forma	$(0.31)	$(2.23)

Reclassifications
Certain reclassifications have been made to the fiscal 2003 consolidated financial statements to conform to the fiscal 2004 presentation.

Note 2
New Accounting Standards

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

EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of goods sold. If such payment is for assets or services delivered to the vendor, the cash consideration should be characterized as revenue, or if such payment is a reimbursement of costs incurred to sell the vendor's products, the cash consideration should be characterized as a reduction of that cost. EITF Issue No. 02-16 was adopted by Spartan Stores on March 30, 2003 and did not have a material impact on its net loss.

Note 3
Discontinued Operations

The following table details the results of discontinued operations reported on the Consolidated Statements of Operations by operating segment:

(In thousands)	First Quarter (12 Weeks) Ended
	June 21, 2003	June 22, 2002
Discontinued retail operations
Loss from discontinued operations (less taxes of ($2,089) and ($6,491))	$(3,880)	$(12,408)

Discontinued convenience distribution operations
(Loss) earnings from discontinued operations (less taxes of $345 and $382)	(283)	672
Gain on disposal of discontinued operations (less taxes of $618 and $32)	1,147	59
Earnings from discontinued convenience distribution operations	864	731

Discontinued grocery distribution, real estate and insurance operations
(Loss) earnings from discontinued operations (less taxes of ($134) and $225)	(247)	406

Total discontinued operations
Loss from discontinued operations (less taxes of ($1,878) and ($5,884))	(4,410)	(11,330)
Gain on disposal of discontinued operations (less taxes of $618 and $32)	1,147	59
Total loss from discontinued operations	$(3,263)	$(11,271)

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all years presented, unless otherwise noted.

In accordance with EITF Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the interest on debt that will be required or was required to be repaid as a result of disposal transactions. Interest expense of $1.1 million and $1.8 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for the quarters ended June 21, 2003 and June 22, 2002, respectively. Allocated interest expense from discontinued operations decreased primarily as a result of lower average borrowings.

Retail Operations

In the first quarter of fiscal 2004, Spartan Stores completed the sale of five of the Food Town stores that had been designated for sale or closure. No significant gains or losses were recognized on the transactions. To date during the second quarter of fiscal 2004, an additional 16 stores have been sold. Proceeds received on the sale of these stores are approximately $40.4 million and have been used to reduce outstanding borrowings and pay related transaction expenses. Additional store sales are currently pending and any Food Town stores not sold are expected to be closed. Future gains or losses may be recorded depending on the outcome of these potential sales transactions.

Convenience Distribution Operations

On June 9, 2003 Spartan Stores completed the sale of substantially all the assets of L&L/Jiroch Distributing Company ("L&L/Jiroch") and J.F. Walker Company, Inc. ("J.F. Walker") to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities.

Sales for the quarters ended June 21, 2003 and June 22, 2002 and significant assets and liabilities of discontinued operations at the end of those quarters are included below:

	Retail	Convenience Distribution	Other	Total
(In thousands, except per share data)

Sales
June 21, 2003	$54,537	$122,248	$-	$176,785
June 22, 2002	105,031	168,631	1,124	274,786

(Loss) Earnings Per Share
June 21, 2003	$(0.20)	$0.04	$(0.01)	$(0.17)
June 22, 2002	(0.63)	0.04	0.02	(0.57)

	Retail	Convenience Distribution	Other	Total
(In thousands)

June 21, 2003
Current assets *	$44,719	$3,502	$8,565	$56,786
Property, net	7,202	-	-	7,202
Other long-term assets	681	-	8	83
Current liabilities	11,458	13,320	10,629	35,407
Long-term liabilities	10,764	-	-	10,764

March 29, 2003
Current assets *	$62,108	$41,949	$9,859	$113,916
Property, net	5,599	-	-	5,599
Other long-term assets	716	43	7	766
Current liabilities	11,274	11,813	11,401	34,488
Long-term liabilities	10,182	-	-	10,182

* Includes property and equipment held for sale

Note 4
Asset Impairments and Exit Costs

The discontinued retail operations recognized charges of $3.6 million during the first quarter of fiscal 2004 for asset impairments and exit costs related to transaction costs and severance.

The following table provides the activity of exit costs for fiscal year 2003 and the first twelve weeks of fiscal 2004. Exit costs recorded in the Consolidated Balance Sheets are included in Other accrued expenses in current liabilities and Other long-term liabilities based on when the costs are expected to be paid.

(In thousands)	Lease and Ancillary Costs	Severance

Balance at March 31, 2002	$5,006	$-
Provision for lease and related ancillary costs, net of estimated sublease recoveries	17,936 (a)	-
Provision for severance	-	4,021	(b)
Payments, net of interest accretion	(3,969)	(155)
Balance at March 29, 2003	$18,973	$3,866
Provision for severance	-	2,808	(c)
Payments, net of interest accretion	(675)	(2,681)
Balance at June 21, 2003	$18,298	$3,993

(a) Includes $14.9 million of charges recorded in discontinued Retail operations and $0.1 million recorded in discontinued Grocery Distribution operations.
(b) Includes $3.1 million of charges recorded in discontinued Retail operations and $0.9 million recorded in discontinued Grocery Distribution operations.
(c) Recorded in discontinued Retail operations.

Note 5
Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2003 and the first twelve weeks of fiscal 2004, by reportable operating segment:

(in thousands)	Retail	Grocery Distribution	Other	Total
Balance at March 30, 2002, net of accumulated amortization	$155,200	$-	$43	$155,243
Allocation of goodwill upon adoption of SFAS No. 142	(30,300)	30,300		-
Impairment of goodwill recognized as a cumulative effect of a change in accounting principle	(41,600)	-		(41,600)
Impairment of goodwill recognized in operating loss	(43,154)	-		(43,154)
Impairment of goodwill recognized in discontinued operations	(1,846)	-		(1,846)
Other	100	-		100
Balance at March 29, 2003	38,400	30,300	43	68,743
Other		-	(43)	(43)
Balance at June 21, 2003	$38,400	$30,300	$0	$68,700

Note 6
Long-Term Debt

Spartan Stores has a $390.0 million senior secured credit facility pursuant to an Amended and Restated Credit Agreement dated July 29, 2002, consisting of (1) a revolving credit facility in the amount of $60.0 million terminating in 2005, (2) a term loan A in the amount of $100.0 million terminating in 2005, (3) an acquisition facility in the amount of $75.0 million terminating in 2006 and (4) a term loan B in the amount of $150.0 million terminating in 2007. At June 21, 2003, $148.8 million was outstanding under the credit facility. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, income taxes, depreciation and amortization, as defined in the credit facility. The credit facility contains covenants that include the maintenance of certain financial ratios. Spartan Stores' creditors have waived compliance with certain financial covenants through September 12, 2003 as they work with Spartan Stores on alternatives to amend the existing credit facility. Should Spartan Stores not be able to obtain an amended credit facility, it may not be able to comply with the credit facility covenants during the remainder of fiscal 2004. However, management believes that it has the opportunity to amend the existing financing arrangements with its creditors and, if necessary, secure alternative sources of available financing.

Effective March 31, 2003, Spartan Stores suspended the promissory note program and all notes amounting to approximately $8.3 million were paid as of that date.

Note 7
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)	Retail	Grocery Distribution	Total
First Quarter (12 Weeks) Ended June 21, 2003
Net sales	$212,273	$289,766	$502,039
Depreciation and amortization	3,919	2,209	6,128
Operating (loss) earnings	(2,987)	2,639	(348)
Capital expenditures	779	1,007	1,786
First Quarter (12 Weeks) Ended June 22, 2002
Net sales	$203,846	$286,989	$490,835
Depreciation and amortization	3,564	2,661	6,225
Operating earnings	3,320	4,664	7,984
Capital expenditures	257	687	944

	June 21, 2003	March 29, 2003
Total assets
Retail	$331,033	$313,774
Grocery Distribution	862,592	883,553
Discontinued operations - Retail	51,996	68,423
Discontinued operations - Convenience Distribution	3,502	41,992
Discontinued operations - Grocery Distribution	817	1,368
Discontinued operations - Real Estate	1,563	1,577
Discontinued operations - Insurance	6,194	6,921
Eliminations	(780,270)	(761,302)
Total	$477,427	$556,306

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth our Consolidated Statements of Operations as percentages of net sales:

	First Quarter (12 Weeks) Ended
	June 21, 2003 (Unaudited)	June 22, 2002 (Unaudited)

Net sales	100.0%	100.0%
Gross margin	17.4	18.2
Selling, general and administrative	17.5	16.5
Operating (loss) earnings	(0.1)	1.7
Other (income) and expenses	0.8	0.8
(Loss) earnings before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(0.9)	0.9
Income taxes	(0.3)	0.3
(Loss) earnings from continuing operations	(0.6)	0.6
Loss from discontinued operations	(0.6)	(2.3)
Cumulative effect of a change in accounting principle	-	(7.2)

Net loss	(1.2)%	(8.9)%

          Net Sales. Consolidated net sales for the quarter ended June 21, 2003 increased $11.2 million, or 2.3%, from $490.8 million in the prior year quarter to $502.0 million primarily due to the opening of three new retail stores in the second half of fiscal 2003 and the benefit resulting from the fact that the Easter holiday occurred in the first quarter of fiscal 2004 and did not occur in fiscal 2003.

          Net sales for the quarter ended June 21, 2003 in our Retail segment increased $8.4 million, or 4.1%, from $203.8 million in the prior year quarter, to $212.3 million. Same-store sales increased 0.7% during the first quarter, however, excluding the effect of the shift in the Easter holiday, same-store sales decreased 1.0%.

          Net sales for the quarter ended June 21, 2003 in our Grocery Distribution segment increased $2.8 million, or 1.0%, from $287.0 million in the prior year quarter, to $289.8 million. The increase was due primarily to the shift in the Easter holiday.

          Gross Margin. Gross margin for the quarter ended June 21, 2003 decreased $1.9 million, or 2.1%, from $89.2 million in the prior year quarter, to $87.3 million. As a percentage of net sales, gross margin for the quarter ended June 21, 2003 decreased to 17.4% from 18.2% for the prior year quarter, but was comparable to the rates achieved in the third and fourth quarters of fiscal 2003.

          Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the quarter ended June 21, 2003 increased $6.5 million, or 8.0%, from $81.2 million in the prior year quarter to $87.7 million. The majority of the increase was due to the additional operating costs of three new stores opened in the third quarter of fiscal 2003 of approximately $2.0 million, expenses of $1.4 million related to a distribution to the former Chief Executive Officer from the Supplemental Executive Retirement Plan, higher advertising costs of $.7 million, accrued incentive bonuses of $.7 million and severance costs of $0.6 million associated with corporate staff reductions. As a percentage of sales, SG&A expenses for the quarter ended June 21, 2003 were 17.5% compared to 16.5% for the prior year quarter. The increase in percentage was primarily due to the cost increases described above. We expect SG&A costs to show improvements during fiscal 2004 and we expect the SG&A expense ratio to improve from better fixed costs leverage as expected sales growth continues.

          Interest Expense. Interest expense from continuing operations increased $0.5 million, or 13.5%, from $3.7 million to $4.2 million, and was 0.8% of net sales for the quarters ended June 21, 2003 and June 22, 2002. The increase in interest expense from continuing operations is due to bank waiver fees recorded in the first quarter of fiscal 2004 of $1.7 million, partially offset by a reduction in expense due to lower average borrowings. Total average borrowings decreased to $206.3 million from $309.4 million for the prior year quarter as a result of the debt repayments resulting from proceeds from the sales of real estate, L&L/Jiroch Distributing Company ("L&L/Jiroch"), J.F. Walker Company, Inc. ("J.F. Walker") and Food Town stores.

          In accordance with EITF Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the interest on debt that will be required or was required to be repaid as a result of disposal transactions. Interest expense of $1.1 million and $1.8 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for the quarters ended June 21, 2003 and June 22, 2002, respectively. Allocated interest expense from discontinued operations decreased primarily as a result of lower average borrowings.

Discontinued Operations

          In the first quarter of fiscal 2004, we completed the sale of five of the Food Town stores that had been designated for sale or closure. To date during the second quarter of fiscal 2004, an additional 16 stores have been sold. Proceeds received on the sale of these stores are approximately $40.4 million and have been used to reduce outstanding borrowings and pay related transaction expenses. Additional store sales are currently pending and any Food Town stores not sold are expected to be closed. Future gains or losses may be recorded depending on the outcome of these potential sales transactions.

          On June 9, 2003 we completed the sale of substantially all the assets of L&L/Jiroch and J.F. Walker to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities. A gain of approximately $1.1 million was recognized on the sale.

Liquidity and Capital Resources

          Net cash provided by operating activities of continuing operations was $1.1 million and $23.7 million during the quarters ended June 21, 2003 and June 22, 2002, respectively. The decrease in net cash provided by operating activities of continuing operations during the first quarter of fiscal 2004 is primarily the result of changes in working capital due to the Easter shift and seasonal inventory composition and the net loss from continuing operations, partially offset by the receipt of an income tax refund of $9.3 million.

          Net cash used in investing activities of continuing operations was $1.6 million and $0.7 million during the quarters ended June 21, 2003 and June 22, 2002, respectively. Cash used in investing activities of continuing operations increased during the first quarter of fiscal 2004 primarily due to increased capital expenditures.

          Net cash used in financing activities of continuing operations was $13.1 million and $15.0 million during the quarters ended June 21, 2003 and June 22, 2002, respectively, primarily due to the repayment of long-term debt.

          Our principal sources of liquidity are cash generated from operations and borrowings under a $390.0 million senior secured credit facility pursuant to an Amended and Restated Credit Agreement dated July 29, 2002, consisting of (1) a revolving credit facility in the amount of $60.0 million terminating in 2005, (2) a term loan A in the amount of $100.0 million terminating in 2005, (3) an acquisition facility in the amount of $75.0 million terminating in 2006 and (4) a term loan B in the amount of $150.0 million terminating in 2007. At June 21, 2003, $148.8 million was outstanding under the credit facility. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, income taxes, depreciation and amortization, as defined in the credit facility. The credit facility contains covenants that include the maintenance of certain financial ratios. Our creditors have waived compliance with certain financial covenants through September 12, 2003 as they work with us on alternatives to amend our existing credit facility. Should we not be able to obtain revised covenants in an amended credit facility, we may not be able to comply with the credit facility covenants during the remainder of fiscal 2004. However, management believes that it has the opportunity to amend the existing financing arrangements with its creditors and, if necessary, secure alternative sources of available financing.

          Management has recently taken many actions designed to improve operating results and cash flows. In March 2003, the executive management team was strengthened with the appointment of a new President and Chief Executive Officer with over forty years of retail experience. Shortly thereafter, an Executive Vice President with extensive retail and wholesale expertise was hired to lead the Merchandising and Marketing function. Various initiatives involving category management and improved product and promotional programs have already been implemented under the direction of these executives and we believe have resulted in our recently improved sequential sales trends. Cost controls and efficiency have also been priorities of management. Late in the first quarter of fiscal 2004, we eliminated approximately 11% of our corporate staff, resulting in estimated annualized savings of approximately $8.0 million. Improved efficiencies in warehouse operations have also been realized in the first quarter of fiscal 2004 relative to the fourth quarter of fiscal 2003. On June 9, 2003, we completed the sale of the assets of our Convenience Distribution segment. Proceeds received from this transaction of $40.8 million were used to further reduce outstanding borrowings and operating liabilities. Total outstanding borrowings have been reduced by $52.9 million since the end of fiscal 2003. Additionally, as discussed in Note 3, we have sold 16 stores. Additional store sales are currently pending and any Food Town stores not sold are expected to be closed. The elimination of these operations is expected to have a positive impact on our continuing operating cash flows. Net proceeds received to date of $40.4 million have been used to further reduce outstanding borrowings and operating liabilities and pay transaction costs. Management believes that the early results and the long-term expectations of these initiatives and sales transactions will improve ongoing operating results and cash flows.

          The credit agreement which governs our senior secured credit facility does not allow us to make "restricted payments." "Restricted payments" include cash dividends, as well as redemption of shares and a variety of other types of payments as defined in the bank credit agreement, which was filed as an exhibit to our Annual Report on Form 10-K. The covenants in the bank credit agreement could allow for the payment of dividends in the future. However, we intend to use any net earnings generated from our operations to repay debt in the short term and to improve our distribution and retail operations in the longer term. We do not anticipate paying any cash dividends for the foreseeable future, regardless of whether they are permitted by the credit agreement.

          We have in the past offered non-subordinated variable rate promissory notes to the public. The notes were issued in minimum denominations of $1,000. The non-subordinated variable rate promissory notes were issued under a "shelf" registration statement filed with the Securities and Exchange Commission, effective February 26, 2001, which provides for the issuance of up to $100 million of debt securities. Effective March 31, 2003, Spartan Stores suspended the promissory note program and all notes were repaid as of that date.

          Our current ratio decreased to 1.22:1.00 at June 21, 2003 from 1.38:1.00 at March 29, 2003 and working capital decreased to $42.8 million at June 21, 2003 from $87.2 million at March 29, 2003. These declines are primarily the result of more efficient management of inventory and the sales of L&L/Jiroch and J.F. Walker which carried a much higher working capital level.

          Our long-term debt to equity ratio at June 21, 2003 improved to 1.38:1.00 from 1.68:1.00 at March 29, 2003. This decrease was primarily due to reducing long-term debt by $52.9 million, including $30.9 million in debt payments ahead of scheduled maturities, partially offset by first quarter net losses. Management from time to time evaluates longer-term acquisition opportunities, which could result in additional borrowings and additional leases being entered into if consummated, in turn increasing our leverage position.

          Our total capital structure includes borrowings under the senior secured credit facility, various other debt instruments, leases and shareholders' equity.

          The table below presents our significant contractual obligations as of June 21, 2003:

Fiscal Year	Long-term Debt	Operating Leases	Total Contractual Obligations

2004	$18,781	$18,708	$37,489
2005	33,165	23,131	56,296
2006	19,895	20,940	40,835
2007	88,156	18,386	106,542
2008	4,111	16,162	20,273
Thereafter	3,446	69,125	72,571
Total	$167,554	$166,452	$334,006

New Accounting Standards

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

          EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of goods sold. If such payment is for assets or services delivered to the vendor, the cash consideration should be characterized as revenue, or if such payment is a reimbursement of costs incurred to sell the vendor's products, the cash consideration should be characterized as a reduction of that cost. EITF Issue No. 02-16 was adopted on March 30, 2003 and did not have a material impact on net loss.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, exit costs, retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our 2003 Annual Report on Form 10-K.

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

2.1

Asset Purchase Agreement dated May 7, 2003, by and among The H.T. Hackney Co., Spartan Stores, Inc., L&L/Jiroch Distributing Company and J.F. Walker Company, Inc. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed June 24, 2003. Here incorporated by reference.

2.2

Contract of Sale dated as of May 23, 2003, between Seaway Food Town, Inc., Gruber's Food Town, Inc., Buckeye Real Estate Management Co., Gruber's Real Estate, LLC and The Kroger Co. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 29, 2003. Here incorporated by reference.

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

99.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

(b)	Reports on Form 8-K: Spartan Stores did not file any Current Reports on Form 8-K during the quarter ended June 21, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: August 5, 2003	By /s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

CERTIFICATIONS

I, Craig C. Sturken, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Spartan Stores, Inc.;

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

Date: August 5, 2003	/s/ Craig C. Sturken
Craig C. Sturken President and Chief Executive Officer

I, David M. Staples, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Spartan Stores, Inc.;

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

Date: August 5, 2003	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document

2.1

Asset Purchase Agreement dated May 7, 2003, by and among The H.T. Hackney Co., Spartan Stores, Inc., L&L/Jiroch Distributing Company and J.F. Walker Company, Inc. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed June 24, 2003. Here incorporated by reference.

2.2

Contract of Sale dated as of May 23, 2003, between Seaway Food Town, Inc., Gruber's Food Town, Inc., Buckeye Real Estate Management Co., Gruber's Real Estate, LLC and The Kroger Co. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 29, 2003. Here incorporated by reference.

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

99.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.