Form 10-Q
period 2003-09-13
SPARTAN STORES INC
filed 2003-10-27
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 13, 2003.

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

As of October 11, 2003 the registrant had 20,053,257 outstanding shares of common stock, no par value.

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

          Our future interest expense and income also may differ from current expectations, depending upon, among other factors: the amount of additional borrowings; changes in our borrowing agreements; changes in the interest rate environment; and changes in the amount of fees received or paid. The availability of our senior secured credit facility depends on compliance with the terms of the credit facility and related waiver agreements.

          As discussed in this Form 10-Q, we have recently completed sales of substantially all of the assets of L&L/Jiroch Distributing Company and J.F. Walker Company, Inc., most Food Town stores and have closed all Food Town stores not sold. We believe that these sales and closings will allow us to better focus our efforts and capital on key strategic markets where we have the strongest growth and value creation opportunities. However, we cannot assure you that these transactions will be beneficial to our company. The agreements relating to some of these transactions require us to indemnify these asset buyers for breaches of our representations and warranties contained in the agreements and certain other matters.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

Assets	September 13, 2003	March 29, 2003

Current assets
Cash and cash equivalents	$15,121	$23,306
Marketable securities	1,622	1,705
Accounts receivable, net	52,283	70,747
Inventories	103,857	138,095
Prepaid expenses and other current assets	10,587	13,141
Refundable income taxes	-	9,349
Deferred taxes on income	7,748	4,113
Property and equipment held for sale	7,521	54,684
Total current assets	198,739	315,140

Other assets
Goodwill, net	68,700	68,743
Deferred taxes on income	22,881	25,566
Other, net	25,068	26,785
Total other assets	116,649	121,094

Property and equipment, net	111,779	120,072

Total assets	$427,167	$556,306

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$87,959	$112,181
Accrued payroll and benefits	19,540	28,533
Insurance reserves	15,667	14,783
Accrued taxes	11,762	16,735
Other accrued expenses	10,105	19,150
Current maturities of long-term debt	18,385	36,594
Total current liabilities	163,418	227,976

Other long-term liabilities	19,932	18,859
Postretirement benefits	15,155	16,022
Long-term debt	123,008	183,817

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 20,053 and 19,999 shares outstanding	116,476	116,388
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(2,537)	(2,816)
Accumulated deficit	(8,285)	(3,940)
Total shareholders' equity	105,654	109,632

Total liabilities and shareholders' equity	$427,167	$556,306

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	September 13, 2003	September 14, 2002	September 13, 2003	September 14, 2002

Net sales	$491,371	$473,313	$953,940	$924,788
Cost of goods sold	397,991	382,681	774,989	747,144
Gross margin	93,380	90,632	178,951	177,644

Selling, general and administrative expenses	86,108	81,354	172,571	161,359

Operating earnings	7,272	9,278	6,380	16,285

Other income and expenses
Interest expense	3,203	3,518	7,241	7,047
Interest income	(144)	(156)	(347)	(355)
Other (gains) losses, net	(6)	(426)	39	(429)
Total other income and expenses	3,053	2,936	6,933	6,263

Earnings (loss) before income taxes, discontinued    operations and cumulative effect of a change in    accounting principle
	4,219	6,342	(553)	10,022
Income taxes	1,489	2,309	(193)	3,606
Earnings (loss) from continuing operations	2,730	4,033	(360)	6,416

Loss from discontinued operations, net of taxes
	(958)	(4,619)	(3,985)	(15,378)
Cumulative effect of a change in accounting    principle, net of taxes
	-	-	-	(35,377)
Net earnings (loss)	$1,772	$(586)	$(4,345)	$(44,339)

Basic and diluted earnings (loss) per share:

Earnings (loss) from continuing operations	$0.14	$0.20	$(0.02)	$0.32
Loss from discontinued operations	(0.05)	(0.23)	(0.20)	(0.78)
Cumulative effect of a change in accounting principle	-	-	-	(1.78)
Net earnings (loss)	$0.09	$(0.03)	$(0.22)	$(2.24)

Weighted average shares
Basic	19,947	19,857	19,962	19,832
Diluted	20,077	19,857	19,962	19,832

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total

Balance -- March 31, 2002	19,766	$115,722	$(2,622)	$118,392	$231,492

Comprehensive loss:
Net loss	-	-	-	(122,332)	(122,332)
Other comprehensive (loss) income, net of tax:
Unrealized gain on interest rate swap agreement	-	-	2,077	-	2,077
Minimum pension liability adjustment	-	-	(2,428)	-	(2,428)
Unrealized gain on securities	-	-	157		157
Total other comprehensive loss	-	-	(194)	-	(194)
Total comprehensive loss					(122,526)

Common stock transactions:
Issuances	233	666	-	-	666

Balance -- March 29, 2003	19,999	116,388	(2,816)	(3,940)	109,632

Comprehensive income (loss):
Net loss	-	-	-	(4,345)	(4,345)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreement	-	-	372	-	372
Unrealized loss on securities	-	-	(93)	-	(93)
Total other comprehensive income	-	-	279	-	279
Total comprehensive loss					(4,066)

Common stock transactions:
Purchases	(56)	(164)			(164)
Issuances	110	252	-	-	252

Balance -- September 13, 2003	20,053	$116,476	$(2,537)	$(8,285)	$105,654

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	24 Weeks Ended
	September 13, 2003	September 14, 2002
Cash flows from operating activities
Net loss	$(4,345)	$(44,339)
Loss from discontinued operations	3,985	15,378
Cumulative effect of a change in accounting principle	-	35,377
(Loss) earnings from continuing operations	(360)	6,416
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	13,408	13,668
Restricted stock compensation	252	-
Postretirement benefits	(867)	213
Deferred taxes on income	(960)	(3,256)
Other gains, net	(31)	(49)
Change in operating assets and liabilities:
Accounts receivable	(1,161)	254
Inventories	5,440	(9,019)
Prepaid expenses and other assets	3,374	(1,452)
Refundable income taxes	9,349	-
Accounts payable	(13,357)	11,446
Accrued payroll and benefits	(1,367)	(1,544)
Insurance reserves	1,118	(412)
Accrued taxes	(4,359)	2,059
Other accrued expenses and other liabilities	(4,639)	5,946
Net cash provided by operating activities	5,840	24,270

Cash flows from investing activities
Purchases of property and equipment	(4,173)	(2,952)
Net proceeds from the sale of assets	52	72
Other	360	403
Net cash used in investing activities	(3,761)	(2,477)

Cash flows from financing activities
Net proceeds (payments) from revolver	19,700	(13,000)
Repayment of long-term debt	(25,974)	(9,880)
Financing fees paid	(2,535)	(2,864)
Proceeds from sale of common stock	-	434
Net cash used in financing activities	(8,809)	(25,310)

Discontinued operations:
Net cash (used in) provided by discontinued operations	(1,455)	6,826

Net (decrease) increase in cash and cash equivalents	(8,185)	3,309
Cash and cash equivalents at beginning of period	23,306	27,954
Cash and cash equivalents at end of period	$15,121	$31,263

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1
Basis of Presentation and Significant Accounting Policies

The Consolidated Financial Statements include the accounts of Spartan Stores, Inc. and its subsidiaries ("Spartan Stores"). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of September 13, 2003 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Stock-Based Compensation
Spartan Stores has a stock incentive plan, which is more fully described in Note 13 of the Annual Report on Form 10-K. Spartan Stores accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in the Statements of Operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if Spartan Stores had applied the fair value recognition principles of Statement of Financial Accounting Standards ("SFAS") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

(In thousands, except per share data)

	12 Weeks Ended
	September 13, 2003	September 14, 2002

Net earnings (loss), as reported	$1,772	$(586)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(145)	(299)

Pro forma net earnings (loss)	$1,627	$(885)

Basic and diluted earnings (loss) per share -- as reported	$0.09	$(0.03)
Basic and diluted earnings (loss) per share -- pro forma	$0.08	$(0.04)

	24 Weeks Ended
	September 13, 2003	September 14, 2002

Net loss, as reported	$(4,345)	$(44,339)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(298)	(598)

Pro forma net loss	$(4,643)	$(44,937)

Basic and diluted loss per share -- as reported	$(0.22)	$(2.24)
Basic and diluted loss per share -- pro forma	$(0.23)	$(2.27)

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

Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of goods sold. If such payment is for assets or services delivered to the vendor, the cash consideration should be characterized as revenue, or if such payment is a reimbursement of costs incurred to sell the vendor's products, the cash consideration should be characterized as a reduction of that cost. EITF Issue No. 02-16 was adopted by Spartan Stores on March 30, 2003 and did not have a material impact on its financial statements.

Note 3
Discontinued Operations

The following table details the results of discontinued operations reported on the Consolidated Statements of Operations by operating segment:

(In thousands)	12 Weeks Ended
	September 13, 2003	September 14, 2002
Discontinued retail operations
Loss from discontinued operations (less taxes of ($1,125) and ($3,375))	$(2,089)	$(6,017)
Gain on disposal of discontinued operations (less taxes of $300)	557	-
Loss from discontinued retail operations	(1,532)	(6,017)

Discontinued convenience distribution operations
Earnings from discontinued operations (less taxes of $205 and $443)	382	918
Gain on disposal of discontinued operations (less taxes of $26)	48	-
Loss from discontinued convenience distribution operations	429	918

Discontinued grocery distribution, real estate and insurance operations
Loss from discontinued operations (less taxes of ($615) and ($700))	(276)	(1,299)
Gain on disposal of discontinued operations (less taxes of $227 and $958)	421	1,779
Earnings from discontinued grocery distribution, real estate and insurance operations	145	480

Total discontinued operations
Loss from discontinued operations (less taxes of ($1,535) and ($3,632))	(1,983)	(6,398)
Gain on disposal of discontinued operations (less taxes of $552 and $958)	1,026	1,779
Total loss from discontinued operations	$(958)	$(4,619)

(In thousands)	24 Weeks Ended
	September 13, 2003	September 14, 2002
Discontinued retail operations
Loss from discontinued operations (less taxes of ($3,220) and ($9,866))	$(5,981)	$(18,426)
Gain on disposal of discontinued operations (less taxes of $306)	569	-
Loss from discontinued retail operations	(5,412)	(18,426)

Discontinued convenience distribution operations
Earnings from discontinued operations (less taxes of $493 and $1,126)	334	2,102
Gain on disposal of discontinued operations (less taxes of $644 and $32)	1,195	59
Earnings from discontinued convenience distribution operations	1,529	2,161

Discontinued grocery distribution, real estate and insurance operations
Loss from discontinued operations (less taxes of ($547) and ($476))	(523)	(895)
Gain on disposal of discontinued operations (less taxes of $227 and $960)	421	1,782
(Loss) earnings from discontinued grocery distribution, real estate and insurance operations	(102)	887

Total discontinued operations
Loss from discontinued operations (less taxes of ($3,274) and ($9,216))	(6,170)	(17,219)
Gain on disposal of discontinued operations (less taxes of $1,177 and $991)	2,185	1,841
Total loss from discontinued operations	$(3,985)	$(15,378)

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

In accordance with EITF Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the interest on debt that will be required or was required to be repaid as a result of disposal transactions. Interest expense of $0.3 million and $2.1 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for the quarters ended September 13, 2003 and September 14, 2002, respectively, and interest expense of $1.6 million and $4.1 million was allocated to, and is included in, loss on discontinued operations for the year-to-date periods ended September 13, 2003 and September 14, 2002, respectively.

Retail Operations
Spartan Stores completed the sale of 24 Food Town stores during fiscal 2004. Proceeds received on the sales of these stores approximated $42.1 million and were used to reduce outstanding borrowings and operating liabilities and pay related transaction expenses. Stores not sold have been closed as of the end of the second quarter.

Convenience Distribution Operations
During the second quarter of fiscal 2004, Spartan Stores made a decision to pursue the divestiture of its cash and carry business. As such, the results of operations of the cash and carry business have been classified as discontinued in the consolidated financial statements.

On June 9, 2003 Spartan Stores completed the sale of substantially all assets of L&L/Jiroch Distributing Company ("L&L/Jiroch") and J.F. Walker Company, Inc. ("J.F. Walker") to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities.

Sales for the quarters and year-to-date periods ended September 13, 2003 and September 14, 2002 and significant assets and liabilities of discontinued operations at the end of those periods are included below:

	Retail	Convenience Distribution	Other	Total
(In thousands, except per share data)

Sales
12 Weeks Ended September 13, 2003	$5,265	$42,374	$-	$47,639
12 Weeks Ended September 14, 2002	99,736	222,554	1,125	323,415

24 Weeks Ended September 13, 2003	$59,802	$204,092	$-	$263,894
24 Weeks Ended September 14, 2002	204,767	430,545	2,249	637,561

(Loss) Earnings Per Share
12 Weeks Ended September 13, 2003	$(0.08)	$0.02	$0.01	$(0.05)
12 Weeks Ended September 14, 2002	(0.30)	0.05	0.02	(0.23)

24 Weeks Ended September 13, 2003	$(0.27)	$0.08	$(0.01)	$(0.20)
24 Weeks Ended September 14, 2002	(0.93)	0.11	0.04	(0.78)

	Retail	Convenience Distribution	Other	Total
(In thousands)

September 13, 2003
Current assets *	$3,281	$9,534	$7,091	$19,906
Property, net	4,128	-	224	4,352
Other long-term assets	32	-	-	32
Current liabilities	6,087	6,814	11,036	23,937
Long-term liabilities	11,147	-	-	11,147

March 29, 2003
Current assets *	$62,108	$46,483	$9,859	$118,450
Property, net	5,599	2,829	-	8,428
Other long-term assets	206	43	7	256
Current liabilities	11,274	15,909	11,401	38,584
Long-term liabilities	10,182	-	-	10,182

* Includes property and equipment held for sale

Note 4
Asset Impairments and Exit Costs

Spartan Stores' recognized charges of $2.9 and $6.5 million during the quarter and year-to-date periods ended September 13, 2003, respectively, for asset impairments and exit costs related to discontinued operations.

The following table provides the activity of exit costs for fiscal year 2003 and the first twenty-four weeks of fiscal 2004. Exit costs recorded in the Consolidated Balance Sheets are included in Other accrued expenses in current liabilities and Other long-term liabilities based on when the costs are expected to be paid.

(In thousands)	Lease and Ancillary Costs		Severance

Balance at March 31, 2002	$5,006		$-
Provision for lease and related ancillary costs, net of estimated sublease recoveries	17,936	(a)	-
Provision for severance	-		4,021	(b)
Payments, net of interest accretion	(3,969)		(155)
Balance at March 29, 2003	$18,973		$3,866
Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,578	(c)	-
Provision for severance	-		3,060	(d)
Payments, net of interest accretion	(2,229)		(5,735)
Balance at September 13, 2003	$19,322		$1,191

(a) Includes $14.9 million of charges recorded in discontinued Retail operations and $0.1 million recorded in discontinued Grocery Distribution operations.
(b) Includes $3.1 million of charges recorded in discontinued Retail operations and $0.9 million recorded in discontinued Grocery Distribution operations.
(c) Includes $2.0 million of charges recorded in discontinued Retail operations and $0.6 million recorded in discontinued Grocery Distribution operations.
(d) Recorded in discontinued Retail operations.

Note 5
Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2003 and the first twenty-four weeks of fiscal 2004, by reportable operating segment:

(in thousands)	Retail	Grocery Distribution	Other	Total
Balance at March 30, 2002, net of accumulated amortization	$155,200	$-	$43	$155,243
Allocation of goodwill upon adoption of SFAS No. 142	(30,300)	30,300	-	-
Impairment of goodwill recognized as a cumulative effect of a change in accounting principle	(41,600)	-	-	(41,600)
Impairment of goodwill recognized in operating loss	(43,154)	-	-	(43,154)
Impairment of goodwill recognized in discontinued operations	(1,846)	-	-	(1,846)
Other	100	-	-	100
Balance at March 29, 2003	38,400	30,300	43	68,743
Other	-	-	(43)	(43)
Balance at September 13, 2003	$38,400	$30,300	$-	$68,700

Note 6
Long-Term Debt

Spartan Stores has a $385.0 million senior secured credit facility pursuant to an Amended and Restated Credit Agreement dated July 29, 2002, as amended, consisting of (1) a revolving credit facility in the amount of $60.0 million terminating in 2005, (2) a term loan A in the amount of $100.0 million terminating in 2005, (3) an acquisition facility in the amount of $75.0 million terminating in 2006 and (4) a term loan B in the amount of $150.0 million terminating in 2007. At September 13, 2003, $123.4 million was outstanding under the credit facility. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, income taxes, depreciation and amortization, as defined in the credit facility. The credit facility contains covenants that include the maintenance of certain financial ratios. Spartan Stores' creditors have waived compliance with certain financial covenants through January 12, 2004 as Spartan Stores works to restructure its existing financial structure. Should Spartan Stores not be able to obtain an amended credit facility or obtain other sources of financing, it may not be able to comply with the credit facility covenants during the remainder of fiscal 2004. However, management believes that it has the opportunity to secure alternative sources of available financing or amend its existing facility.

Effective March 31, 2003 Spartan Stores suspended the former promissory note program and all notes, amounting to approximately $8.3 million, were paid as of that date.

Note 7
Operating Segment Information

The results of operations of our cash and carry operations, previously classified under the Grocery Distribution segment, have been classified as part of the discontinued Convenience Distribution operations, in connection with our decision to pursue the divestiture of this business. See additional discussion in Note 3.

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)	Retail	Grocery Distribution	Total
12 Weeks Ended September 13, 2003
Net sales	$230,502	$260,869	$491,371
Depreciation and amortization	4,035	2,079	6,114
Operating earnings	4,247	3,025	7,272
Capital expenditures	1,813	577	2,390
12 Weeks Ended September 14, 2002
Net sales	$221,785	$251,528	$473,313
Depreciation and amortization	3,663	2,767	6,430
Operating earnings	5,511	3,767	9,278
Capital expenditures	1,600	412	2,012

24 Weeks Ended September 13, 2003
Net sales	$442,775	$511,165	$953,940
Depreciation and amortization	7,954	4,241	12,195
Operating earnings	1,260	5,120	6,380
Capital expenditures	2,592	1,581	4,173
24 Weeks Ended September 14, 2002
Net sales	$425,631	$499,157	$924,788
Depreciation and amortization	7,227	5,370	12,597
Operating earnings	8,831	7,454	16,285
Capital expenditures	1,857	1,095	2,952

	September 13, 2003	March 29, 2003
Total assets
Retail	$181,637	$184,613
Grocery Distribution	238,913	259,858
Discontinued operations -- Retail	7,441	67,913
Discontinued operations -- Convenience Distribution	9,534	49,355
Discontinued operations -- Grocery Distribution	225	1,368
Discontinued operations -- Real Estate	1,063	1,577
Discontinued operations -- Insurance	6,027	6,921
Eliminations	(17,673)	(15,299)
Total	$427,167	$556,306

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth our Consolidated Statements of Operations as percentages of net sales:

(Unaudited)	12 Weeks Ended		24 Weeks Ended
	September 13, 2003	September 14, 2002	September 13, 2003	September, 14, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	19.0	19.1	18.8	19.2
Selling, general and administrative	17.5	17.2	18.1	17.4
Operating earnings	1.5	1.9	0.7	1.8
Other income and expenses, net	0.6	0.5	0.8	0.7
Earnings (loss) before income taxes, discontinued operations and cumulative effect of a change in accounting principle	0.9	1.4	(0.1)	1.1
Income taxes	0.3	0.5	0.0	0.4
Earnings (loss) from continuing operations	0.6	0.9	(0.1)	0.7
Loss from discontinued operations	(0.2)	(1.0)	(0.4)	(1.7)
Cumulative effect of a change in accounting principle	-	-	-	(3.8)

Net earnings (loss)	0.4%	(0.1)%	(0.5)%	(4.8)%

          Net Sales. Net sales for the quarter ended September 13, 2003 increased $18.1 million, or 3.8%, from $473.3 million in the prior year quarter to $491.4 million. Net sales for the year-to-date period ended September 13, 2003 increased $29.1 million, or 3.2%, from $924.8 million in the prior year-to-date period to $953.9 million. The sales increase represents the second consecutive quarter of year-over-year sales improvement and is the result of continuing positive retail comparable-store and distribution sales trends, as well as three new retail stores which generated sales of $6.9 million and $13.8 million for the quarter and year-to-date periods ended September 13, 2003, respectively.

          Net sales for the quarter ended September 13, 2003 in our Retail segment increased $8.7 million, or 3.9%, from $221.8 million in the prior year quarter to $230.5 million. Net sales for the year-to-date period ended September 13, 2003 in our Retail segment increased $17.2 million, or 4.0%, from $425.6 million in the prior year-to-date period to $442.8 million. This represents the second consecutive quarter of significant retail sales improvement. Second quarter comparable-store sales increased 0.7%, bringing our retail sales performance in line with recent industry averages. These continued comparable-store sales improvements are a result of improved merchandising and promotional programs.

          Net sales for the quarter ended September 13, 2003 in our Grocery Distribution segment increased $9.4 million, or 3.7%, from $251.5 million in the prior year quarter to $260.9 million. Net sales for the year-to-date period ended September 13, 2003 in the Grocery Distribution segment increased $12.0 million, or 2.4%, from $499.2 million in the prior year-to-date period to $511.2 million. These increases were primarily due to sales to new customers of $6.3 million and $8.1 million for the quarter and year-to-date periods ended September 13, 2003, respectively, as well as sales increases to our existing customers.

          Gross Margin. Gross margin for the quarter ended September 13, 2003 increased $2.8 million, or 3.0%, from $90.6 million in the prior year quarter to $93.4 million. Gross margin for the year-to-date period ended September 13, 2003 increased $1.4 million, or 0.7%, from $177.6 million in the prior year-to-date period to $179.0 million. As a percent of net sales, gross margin for the quarter and year-to-date periods ended September 13, 2003 decreased to 19.0% and 18.8%, respectively, from 19.1% and 19.2% for the prior year quarter and year-to-date period due to increased promotional activity. However, the second quarter gross margin increased from the first quarter primarily due to our improved merchandising initiatives, more balanced promotional programs in our Retail segment that provide customers with better values on the products they desire while improving our sales mix, and a higher percentage of sales from our Retail segment during the second quarter.

          Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the quarter ended September 13, 2003 increased $4.7 million, or 5.8%, from $81.4 million in the prior year quarter to $86.1 million. SG&A expenses for the year-to-date period ended September 13, 2003 increased $11.2 million, or 6.9%, from $161.4 million in the prior year to $172.6 million. The increases were primarily due to operating costs associated with three new stores of $2.1 million and $4.2 million for the quarter and year-to-date period, respectively, increased sales volume causing SG&A expenses to increase approximately $1.3 million and $2.2 million for the quarter and year-to-date period, respectively, expenses of $1.4 million related to the retirement distribution of the former Chief Executive Officer during the first quarter of fiscal 2004 and severance costs of $0.6 million associated with corporate staff reductions in the first quarter of fiscal 2004. The remaining increases were caused primarily by higher insurance costs and increased advertising expenses due to the elimination of a joint retail and wholesale marketing program in fiscal 2003's third quarter. As a percent of net sales, SG&A for the quarter and year-to-date periods ended September 13, 2003 increased to 17.5% and 18.1%, respectively, from 17.2% and 17.4% for the prior year quarter and year-to-date period. The increase in percentage was primarily due to the cost increases described above. We expect SG&A expenditures to show improvements during the remainder of fiscal 2004.

          Interest Expense. Interest expense from continuing operations for the quarter ended September 13, 2003 decreased $0.3 million, or 9.0%, from $3.5 million in the prior year quarter to $3.2 million. Interest expense from continuing operations for the year-to-date period ended September 13, 2003 increased $0.2 million, or 2.8% percent, from $7.0 million in the prior year to $7.2 million. The decrease in interest expense from continuing operations for the quarter ended September 13, 2003 is due to lower average borrowings, partially offset by bank waiver fees recorded in the second quarter of $0.2 million. The increase in interest expense from continuing operations for the year-to-date period ended September 13, 2003 is due to bank waiver fees of $1.9 million, partially offset by lower average borrowings. Total average borrowings for the year-to-date period decreased to $180.9 million from $297.7 million in the corresponding year-to-date period last year as a result of debt repayments resulting from the sale of Food Town stores, L&L/Jiroch Distributing Company ("L&L/Jiroch"), J.F. Walker Company, Inc. ("J.F. Walker") and real estate. See "Discontinued Operations" below.

          In accordance with Emerging Issues Task Force ("EITF") Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the interest on debt that will be required or was required to be repaid as a result of disposal transactions. Interest expense of $0.3 million and $2.1 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for the quarters ended September 13, 2003 and September 14, 2002, and interest expense of $1.6 million and $4.1 million was allocated to, and is included in, loss on discontinued operations for the year-to-date periods ended September 13, 2003 and September 14, 2002. Allocated interest expense from discontinued operations decreased primarily as a result of lower average borrowings.

Discontinued Operations

          We completed the sale of 24 Food Town stores during fiscal 2004. Proceeds received on the sales of these stores approximated $42.1 million and were used to reduce outstanding borrowings and operating liabilities and pay related transaction expenses. All Food Town stores not sold have been closed as of the end of the second quarter.

          During the second quarter of fiscal 2004, we made a decision to pursue the divestiture of our cash and carry business. As such, the results of operations of the cash and carry business have been classified as discontinued in the consolidated financial statements.

          On June 9, 2003, we completed the sale of substantially all assets of L&L/Jiroch and J.F. Walker to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities.

Liquidity and Capital Resources

          Net cash provided by operating activities was $5.8 million and $24.3 million during the year-to-date periods ended September 13, 2003 and September 14, 2002, respectively. The decrease in net cash provided by operating activities during fiscal 2004 is primarily the result of the timing of payment of invoices, including tax and interest payments, as well as the current year loss from continuing operations.

          Net cash used in investing activities was $3.8 million and $2.5 million during the year-to-date periods ended September 13, 2003 and September 14, 2002, respectively. Cash used in investing activities increased during fiscal 2004 primarily due to increased capital expenditures.

          Net cash used in financing activities was $8.8 million and $25.3 million during the year-to-date periods ended September 13, 2003 and September 14, 2002, respectively, primarily due to the repayment of long-term debt and financing fees related to our refinancing efforts.

          Our principal sources of liquidity are cash generated from operations and borrowings under a $385.0 million senior secured credit facility pursuant to an Amended and Restated Credit Agreement dated July 29, 2002, as amended, consisting of (1) a revolving credit facility in the amount of $60.0 million terminating in 2005, (2) a term loan A in the amount of $100.0 million terminating in 2005, (3) an acquisition facility in the amount of $75.0 million terminating in 2006 and (4) a term loan B in the amount of $150.0 million terminating in 2007. At September 13, 2003, $123.4 million was outstanding under the credit facility. Available borrowings under the credit facility are based on stipulated levels of earnings before interest, income taxes, depreciation and amortization, as defined in the credit facility. The credit facility contains covenants that include the maintenance of certain financial ratios. Our creditors have waived compliance with certain financial covenants through January 12, 2004 as we work to restructure our existing financial structure. Should we not be able to obtain revised covenants in an amended credit facility or obtain other sources of financing, we may not be able to comply with the credit facility covenants during the remainder of fiscal 2004. However, management believes that it has the opportunity to secure alternative sources of available financing or amend its existing facility.

          Management has recently taken many actions designed to improve operating results and cash flows. In March 2003, the executive management team was strengthened with the appointment of a new President and Chief Executive Officer with over 40 years of retail experience. Shortly thereafter, an Executive Vice President with extensive retail and wholesale expertise was hired to lead the Merchandising and Marketing function. Various initiatives involving category management and improved product and promotional programs have already been implemented under the direction of these executives and we believe have resulted in our recently improved sequential sales trends. Cost controls and efficiency have also been priorities of management. Late in the first quarter of fiscal 2004, we eliminated approximately 11% of our corporate staff, resulting in estimated annualized savings of approximately $8.0 million. However, these savings have been offset by higher insurance costs, higher advertising costs and costs associated with new stores. Improved efficiencies in warehouse operations have also been realized during the first two quarters of fiscal 2004 relative to the fourth quarter of fiscal 2003. On June 9, 2003, we completed the sale of the assets of L&L Jiroch and J.F. Walker. Proceeds received from this transaction of $40.8 million were used to further reduce outstanding borrowings and operating liabilities. Total outstanding borrowings have been reduced by $79.0 million since the end of fiscal 2003. As discussed in Note 3, we have sold 24 Food Town stores and closed the remaining Food Town stores. The elimination of these operations is expected to have a positive impact on our continuing operating cash flows. Net proceeds received to date of $42.1 million have been used to further reduce outstanding borrowings and operating liabilities and pay transaction costs. Management believes that the early results and the long-term expectations of these initiatives and sales transactions will improve ongoing operating results and cash flows.

          The credit agreement which governs our senior secured credit facility does not allow us to make "restricted payments." "Restricted payments" include cash dividends, as well as redemption of shares and a variety of other types of payments as defined in the bank credit agreement, which was filed as an exhibit to our Annual Report on Form 10-K. While we may be allowed to pay dividends in the future, we intend to use any net earnings generated from our operations to repay debt in the short term and to improve our distribution and retail operations in the longer term. We do not anticipate paying any cash dividends for the foreseeable future, regardless of whether they are permitted by the credit agreement.

          We have in the past offered non-subordinated variable rate promissory notes to the public. Effective March 31, 2003, Spartan Stores suspended the promissory note program and all notes were repaid as of that date.

          Our current ratio decreased to 1.22:1.00 at September 13, 2003 from 1.38:1.00 at March 29, 2003 and working capital decreased to $35.3 million at September 13, 2003 from $87.2 million at March 29, 2003. The improvement in our overall working capital requirements is primarily the result of more efficient management of inventory, the sales and closings of Food Town stores and the sales of L&L/Jiroch and J.F. Walker, which required a much higher investment in working capital level.

          Our long-term debt to equity ratio at September 13, 2003 improved to 1.16:1.00 from 1.68:1.00 at March 29, 2003. This improvement was primarily due to reducing long-term debt, including current maturities by $79.0 million, including $58.6 million in debt payments ahead of scheduled maturities, partially offset by the year-to-date net loss. Management from time to time evaluates longer-term acquisition opportunities, which could result in additional borrowings and additional leases being entered into if consummated, in turn increasing our leverage position.

          Our total capital structure includes borrowings under the senior secured credit facility, various other debt instruments, leases and shareholders' equity.

          The table below presents our significant contractual obligations as of September 13, 2003:

Fiscal Year	Long-term Debt	Operating Leases	Total Contractual Obligations

2004	$10,229	$12,172	$22,401
2005	43,147	21,945	65,092
2006	15,203	19,973	35,176
2007	65,604	17,532	83,136
2008	3,764	15,373	19,137
Thereafter	3,446	71,479	74,925
Total	$141,393	$158,474	$299,867

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

          Spartan Stores' Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Spartan Stores' disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on the evaluation of those controls and procedures required by Rule 13a-15(b), they have concluded that Spartan Stores' disclosure controls and procedures were adequate and effective as of the Evaluation Date. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

On August 6, 2003 at the 2003 annual meeting of shareholders of Spartan Stores, the shareholders voted to elect three persons to the board of directors. The following persons were duly elected:

	Term Expiring	Votes For	Votes Withheld

M. Shan Atkins	2006	16,536,789	621,399
Dr. Frank M. Gambino	2006	16,538,717	619,471
Timothy J. O'Donovan	2006	16,542,502	615,686

          The following five persons continue to serve as directors of Spartan Stores: Elizabeth A. Nickels, Kenneth T. Stevens and James F. Wright are currently serving terms that will expire at Spartan Stores' 2005 annual meeting of shareholders and Craig C. Sturken and Gregory P. Josefowicz are currently serving terms that will expire at Spartan Stores' 2004 annual meeting of shareholders. Alex J. DeYonker resigned from the Board of Directors on August 29, 2003, however he remains as General Counsel and Secretary.

          In addition, the shareholders voted on a proposal to amend the Spartan Stores, Inc. 2001 Associate Stock Purchase Plan. With respect to this proposal, shares were voted as follows:

Proposal	For	Against	Abstain

Proposal to approve an amendment to the Spartan Stores, Inc. 2001 Associate Stock Purchase Plan	14,962,224	1,951,532	244,432

There were no broker non-votes with respect to matters voted on by Spartan Stores' shareholders at the meeting.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

10.1

Waiver and Amendment No. 3 dated September 12, 2003, to Amended and Restated Credit Agreement dated as of July 29, 2002, among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent, Collateral Agent and Administrative Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent, NBD Bank, as Document Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed on October 2, 2003. Here incorporated by reference.

10.2

Spartan Stores, Inc. 2001 Associate Stock Purchase Plan, as amended. Previously filed as Appendix A to Spartan Stores' Definitive Proxy Statement on Schedule 14A, filed on July 2, 2003. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: Spartan Stores filed the following Current Report on Form 8-K during the quarter ended September 13, 2003.

Date of Report	Filing Date	Item(s) Reported

June 24, 2003	June 24, 2003

Under Items 9 and 12, this Form 8-K included a press release announcing Spartan Stores' financial results for the year ended March 29, 2003. It included a summary statement of earnings for fiscal 2003, the fourth quarter of fiscal 2003 and the corresponding prior-year periods, and summary balance sheets as of March 29, 2003 and March 30, 2002.

June 9, 2003	June 24, 2003

Under Item 2, this Form 8-K reported the consummation of the transactions contemplated by the Asset Purchase Agreement dated May 7, 2003 by and among The H.T. Hackney Co., as buyer, Spartan Stores, and Spartan Stores' wholly owned subsidiaries L&L/Jiroch Distributing Company and J.F. Walker Company, Inc. The Form 8-K also included an unaudited pro forma condensed consolidated balance sheet as of March 29, 2003, an unaudited pro forma condensed consolidated statement of operations for the year ended March 29, 2003, and notes thereto.

July 7, 2003	July 22, 2003

Under Item 2, this Form 8-K reported that Spartan Stores had completed the sale of 18 of its Food Town retail stores in the Toledo, Ohio and southeast Michigan market area. The Form 8-K also included an unaudited pro forma condensed consolidated balance sheet as of March 29, 2003, an unaudited pro forma condensed consolidated statement of operations for the year ended March 29, 2003, and notes thereto.

Date of Report	Filing Date	Item(s) Reported

July 30, 2003	July 30, 2003

Under Item 9, this Form 8-K reported that Spartan Stores' 2003 annual meeting of shareholders would be webcast live. Under Item 12, this Form 8-K reported Spartan Stores' financial results for the quarter ended June 21, 2003. The Form 8-K included a summary statement of earnings for the quarter ended June 21, 2003 and the corresponding prior-year period, and summary balance sheets as of June 21, 2003 and June 22, 2002.

June 9, 2003	August 6, 2003

This Form 8-K was an amendment to the Form 8-K dated June 9, 2003 filed on June 24, 2003 described above. It was filed for the purpose of presenting revised versions of the pro forma financial statements that were included in that Form 8-K.

          Certain of these Forms 8-K, or portions thereof, were furnished pursuant to Regulation FD and are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: October 28, 2003	By /s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

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

10.1

Waiver and Amendment No. 3 dated September 12, 2003, to Amended and Restated Credit Agreement dated as of July 29, 2002, among Spartan Stores, Inc., ABN AMRO Bank N.V., as Arranger, Syndication Agent, Collateral Agent and Administrative Agent, Standard Federal Bank (formerly known as Michigan National Bank), as Co-Arranger and Administrative Agent, NBD Bank, as Document Agent, and certain other financial institutions as Lenders. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed on October 2, 2003. Here incorporated by reference.

10.2

Spartan Stores, Inc. 2001 Associate Stock Purchase Plan, as amended. Previously filed as Appendix A to Spartan Stores' Definitive Proxy Statement on Schedule 14A, filed on July 2, 2003. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.