Form 10-Q
period 2004-01-03
SPARTAN STORES INC
filed 2004-02-05
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2004.

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

As of January 31, 2004 the registrant had 20,053,257 outstanding shares of common stock, no par value.

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

          Anticipated future sales are subject to competitive pressures from many sources. Our Retail and Grocery Distribution businesses compete with many warehouse discount stores, supermarkets, pharmacies and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, competitive pressures in the retail industry generally and our geographic markets specifically and our ability to implement effective new marketing and merchandising programs. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees. We recently announced the consolidation of our retail grocery store banners, which will result in changing the names of our six Ashcraft's Markets stores, our three Great Day Food Centers and our eight Prevo's Family Markets stores to either Family Fare Supermarkets or Glen's Markets. We can make no assurances that these changes will be received favorably by our customers or that they will not negatively impact future sales.

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

          Our future interest expense and income also may differ from current expectations, depending upon, among other factors: the amount of additional borrowings; changes in our borrowing agreements; changes in the interest rate environment; and changes in the amount of fees received or paid. The availability of our secured loan agreement depends on compliance with the terms of the loan agreement.

          As discussed in this Form 10-Q, we have recently completed sales of substantially all of the assets of United Wholesale Grocery Company, L&L/Jiroch Distributing Company, J.F. Walker Company, Inc. and most Food Town stores and have closed all Food Town stores that were not sold. We believe that these actions will allow us to better focus our efforts and capital on key strategic markets where we have the strongest growth and value creation opportunities. However, we cannot assure you that these transactions will be beneficial to our company. The agreements relating to some of these transactions require us to indemnify these asset buyers for breaches of our representations and warranties contained in the agreements and certain other matters.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	January 3, 2004	March 29, 2003

Current assets
Cash and cash equivalents	$19,083	$23,306
Marketable securities	1,656	1,705
Accounts receivable, net	46,900	70,747
Inventories	101,917	138,095
Prepaid expenses and other current assets	9,372	13,141
Refundable income taxes	-	9,349
Deferred taxes on income	6,544	4,113
Property and equipment held for sale	6,797	54,684
Total current assets	192,269	315,140

Other assets
Goodwill, net	68,700	68,743
Deferred taxes on income	27,196	25,566
Other, net	17,696	26,785
Total other assets	113,592	121,094

Property and equipment, net	109,946	120,072

Total assets	$415,807	$556,306

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$80,777	$112,181
Accrued payroll and benefits	21,870	28,533
Insurance reserves	14,625	14,783
Accrued taxes	9,918	16,735
Other accrued expenses	11,944	19,150
Current maturities of long-term debt	4,238	36,594
Total current liabilities	143,372	227,976

Other long-term liabilities	14,846	18,859
Postretirement benefits	14,842	16,022
Long-term debt	141,147	183,817

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 20,053 and 19,999 shares outstanding	116,476	116,388
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(2,514)	(2,816)
Accumulated deficit	(12,362)	(3,940)
Total shareholders' equity	101,600	109,632

Total liabilities and shareholders' equity	$415,807	$556,306

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	16 Weeks Ended		40 Weeks Ended
	January 3, 2004	January 4, 2003	January 3, 2004	January 4, 2003

Net sales	$644,119	$612,909	$1,598,059	$1,537,697
Cost of goods sold	527,916	503,080	1,302,905	1,250,224
Gross margin	116,203	109,829	295,154	287,473

Operating expenses
Selling, general and administrative	110,104	110,638	282,675	271,996
Provision for asset impairments and exit costs	-	47,401	-	47,401
Total operating expenses	110,104	158,039	282,675	319,397

Operating earnings (loss)	6,099	(48,210)	12,479	(31,924)

Other income and expenses
Interest expense	3,749	5,082	10,990	12,129
Debt extinguishment	8,798	-	8,798	-
Interest income	(156)	(176)	(503)	(531)
Other (gains) losses, net	(36)	422	3	(7)
Total other income and expenses	12,355	5,328	19,288	11,591

Loss before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(6,256)	(53,538)	(6,809)	(43,515)
Income taxes	(2,187)	(18,518)	(2,380)	(14,912)
Loss from continuing operations	(4,069)	(35,020)	(4,429)	(28,603)

Loss from discontinued operations, net of taxes	(8)	(22,055)	(3,993)	(37,434)
Cumulative effect of a change in accounting principle, net of taxes	-	-	-	(35,377)
Net loss	$(4,077)	$(57,075)	$(8,422)	$(101,414)

Basic and diluted loss per share:
Loss from continuing operations	$(0.20)	$(1.76)	$(0.22)	$(1.44)
Loss from discontinued operations	(0.00)	(1.11)	(0.20)	(1.88)
Cumulative effect of a change in accounting principle	-	-	-	(1.78)
Net loss	$(0.20)	$(2.87)	$(0.42)	$(5.10)

Weighted average shares
Basic and Diluted	20,053	19,916	19,999	19,865

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)
	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total

Balance - March 31, 2002	19,766	$115,722	$(2,622)	$118,392	$231,492

Comprehensive loss:
Net loss	-	-	-	(122,332)	(122,332)
Other comprehensive (loss) income, net of tax:
Unrealized gain on interest rate swap agreement	-	-	2,077	-	2,077
Minimum pension liability adjustment	-	-	(2,428)	-	(2,428)
Unrealized gain on securities	-	-	157		157
Total other comprehensive loss	-	-	(194)	-	(194)
Total comprehensive loss					(122,526)

Common stock transactions:
Issuances	233	666	-	-	666

Balance - March 29, 2003	19,999	116,388	(2,816)	(3,940)	109,632

Comprehensive loss:
Net loss	-	-	-	(8,422)	(8,422)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreement	-	-	372	-	372
Unrealized loss on securities	-	-	(70)	-	(70)
Total other comprehensive income	-	-	302	-	302
Total comprehensive loss					(8,120)

Common stock transactions:
Purchases	(56)	(164)	-	-	(164)
Issuances	110	252	-	-	252

Balance - January 3, 2004	20,053	$116,476	$(2,514)	$(12,362)	$101,600

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	40 Weeks Ended
	January 3, 2004	January 4, 2003
Cash flows from operating activities
Net loss	$(8,422)	$(101,414)
Loss from discontinued operations	3,993	37,434
Cumulative effect of a change in accounting principle	-	35,377
Loss from continuing operations	(4,429)	(28,603)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Debt extinguishment	8,798	-
Provision for asset impairments and exit costs	-	47,401
Depreciation and amortization	22,085	23,027
Restricted stock compensation	252	-
Postretirement benefits	(1,180)	804
Deferred taxes on income	(4,084)	(29,108)
Other (gains) losses, net	(67)	589
Change in operating assets and liabilities:
Accounts receivable	(204)	2,235
Inventories	6,735	(4,235)
Prepaid expenses and other assets	5,900	(4,246)
Refundable income taxes	9,349	-
Accounts payable	(16,764)	9,058
Accrued payroll and benefits	1,476	3,164
Insurance reserves	887	(47)
Accrued taxes	(2,905)	2,950
Other accrued expenses and other liabilities	(6,867)	(3,223)
Net cash provided by operating activities	18,982	19,766

Cash flows from investing activities
Purchases of property and equipment	(7,615)	(11,065)
Net proceeds from the sale of assets	144	252
Other	403	799
Net cash used in investing activities	(7,068)	(10,014)

Cash flows from financing activities
Net proceeds (payments) from revolver	111,040	(7,600)
Proceeds from long-term borrowings	15,000	-
Repayment of long-term debt	(126,773)	(25,144)
Financing fees paid	(8,667)	(4,055)
Proceeds from sale of common stock	-	671
Net cash used in financing activities	(9,400)	(36,128)

Discontinued operations:
Net cash (used in) provided by discontinued operations	(6,737)	17,463

Net decrease in cash and cash equivalents	(4,223)	(8,913)
Cash and cash equivalents at beginning of period	23,306	27,954
Cash and cash equivalents at end of period	$19,083	$19,041

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

In the opinion of management, the accompanying consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of January 3, 2004 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

(In thousands, except per share data)
	16 Weeks Ended
	January 3, 2004	January 4, 2003

Net loss, as reported	$(4,077)	$(57,075)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(187)	(399)

Pro forma net loss	$(4,264)	$(57,474)

Basic and diluted loss per share - as reported	$(0.20)	$(2.87)
Basic and diluted loss per share - pro forma	$(0.21)	$(2.89)

	40 Weeks Ended
	January 3, 2004	January 4, 2003

Net loss, as reported	$(8,422)	$(101,414)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(485)	(997)

Pro forma net loss	$(8,907)	$(102,411)

Basic and diluted loss per share - as reported	$(0.42)	$(5.10)
Basic and diluted loss per share - pro forma	$(0.45)	$(5.16)

Reclassifications
Certain reclassifications have been made to the fiscal 2003 consolidated financial statements to conform to the fiscal 2004 presentation.

Note 2
New Accounting Standards

In April 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No.145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result, gains and losses from the extinguishment of debt should be reported as extraordinary items only if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains and losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations for all periods presented. Spartan Stores adopted the provisions of SFAS No. 145 on March 30, 2003. The $8.8 million debt extinguishment charge was recorded in the loss from continuing operations as a result of adopting this statement.

Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of goods sold. If such payment is for assets or services delivered to the vendor, the cash consideration should be characterized as revenue, or if such payment is a reimbursement of costs incurred to sell the vendor's products, the cash consideration should be characterized as a reduction of that cost. EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers," provides additional guidance for adopting EITF Issue No. 02-16 relating to cash consideration received by a reseller in the form of reimbursement by the vendor for honoring the vendor's sale incentives offered directly to consumers (for example, coupons). When the four criteria specified in EITF Issue No. 03-10 are met, coupons offered directly to consumers should not be reported as a reduction of the cost of the reseller's purchases from the vendor. EITF Issue No. 02-16 was adopted by Spartan Stores on March 30, 2003 and EITF Issue No. 03-10 was adopted during the third quarter of fiscal 2004. The adoption of these Issues did not have a material impact on Spartan Stores' financial statements.

In December 2003, the FASB issued a revision of Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Revised Interpretation) which defers the effective date of provisions for certain variable interest entities ("VIE"), provides additional scope exceptions for certain other variable interests, clarifies the impact of troubled debt restructurings on whether an entity is a VIE or which party is the primary beneficiary of a VIE and provides additional guidance on what constitutes a variable interest. Spartan Stores has adopted the provisions of the Revised Interpretation relating to special-purpose entities in the third quarter of fiscal 2004 and will adopt the provision for all other types of VIE's during the fourth quarter of fiscal 2004. The adoption of the Revised Interpretation has not and is not expected to have a material impact on Spartan Stores' financial statements.

In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("Revised SFAS") to improve financial statement disclosures for defined benefit plans. The Revised SFAS requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Spartan Stores will now be required to provide additional disclosures, including, but not limited to, a breakdown of plan assets by category, a description of investment policies and strategies and target allocation percentages for these asset categories. Spartan Stores will adopt the disclosure provisions of the Revised SFAS in its Annual Report on Form 10-K for fiscal 2004.

Note 3
Discontinued Operations

The following table details the results of discontinued operations reported on the Consolidated Statements of Operations by operating segment:
(In thousands)	16 Weeks Ended
	January 3, 2004	January 4, 2003
Discontinued retail operations
Loss from discontinued operations (less taxes of ($158) and ($13,854))	$(292)	$(25,512)
Gain on disposal of discontinued operations (less taxes of $78)	145	-
Loss from discontinued retail operations	(147)	(25,512)

Discontinued convenience distribution operations
(Loss) earnings from discontinued operations (less taxes of $185 and $96)	(17)	343

Discontinued grocery distribution, real estate and insurance operations
Earnings (loss) from discontinued operations (less taxes of ($608) and ($4,115))	156	(7,635)
Gain on disposal of discontinued operations (less taxes of $5,791)	-	10,749
Earnings from discontinued grocery distribution, real estate and insurance operations	156	3,114

Total discontinued operations
Loss from discontinued operations (less taxes of ($581) and ($17,873))	(153)	(32,804)
Gain on disposal of discontinued operations (less taxes of $78 and $5,791)	145	10,749
Total loss from discontinued operations	$(8)	$(22,055)

(In thousands)	40 Weeks Ended
	January 3, 2004	January 4, 2003
Discontinued retail operations
Loss from discontinued operations (less taxes of ($3,378) and ($23,720))	$(6,273)	$(43,939)
Gain on disposal of discontinued operations (less taxes of $384)	714	-
Loss from discontinued retail operations	(5,559)	(43,939)

Discontinued convenience distribution operations
Earnings from discontinued operations (less taxes of $662 and $1,222)	317	2,445
Gain on disposal of discontinued operations (less taxes of $643 and $32)	1,195	59
Earnings from discontinued convenience distribution operations	1,512	2,504

Discontinued grocery distribution, real estate and insurance operations
Loss from discontinued operations (less taxes of ($1,138) and ($4,349))	(367)	(8,077)
Gain on disposal of discontinued operations (less taxes of $227 and $6,509)	421	12,078
Earnings from discontinued grocery distribution, real estate and insurance operations	54	4,001

Total discontinued operations
Loss from discontinued operations (less taxes of ($3,854) and ($26,847))	(6,323)	(49,571)
Gain on disposal of discontinued operations (less taxes of $1,255 and $6,541)	2,330	12,137
Total loss from discontinued operations	$(3,993)	$(37,434)

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

In accordance with EITF Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the interest on debt that will be required or was required to be repaid as a result of disposal transactions. Interest expense of $0.3 million and $3.1 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for the quarters ended January 3, 2004 and January 4, 2003, respectively, and interest expense of $1.9 million and $7.2 million was allocated to, and is included in, loss on discontinued operations for the year-to-date periods ended January 3, 2004 and January 4, 2003, respectively.

Retail Operations
Spartan Stores completed the sale of 24 Food Town stores during fiscal 2004. Proceeds received on the sales of these stores approximated $42.1 million and were used to reduce outstanding borrowings and operating liabilities and pay related transaction expenses. Stores not sold have been closed.

Convenience Distribution Operations
During the fourth quarter of fiscal 2004, Spartan Stores completed the sale of the operating assets of United Wholesale Grocery Company ("United"). Proceeds received on the sale of these assets of $17.4 million were used to reduce outstanding borrowings and operating liabilities and pay related transaction expenses in the fourth quarter. The asset sale includes a continuing supply agreement between Spartan Stores and the new owner; however, this supply agreement does not constitute a significant continuing involvement and the operations and discontinued cash flows of United will be eliminated from the ongoing operations of Spartan Stores, as defined by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As such, the results of operations of United will continue to be classified as discontinued in the consolidated financial statements. Spartan Stores will record a pre-tax gain of approximately $6.6 million in the fourth quarter of fiscal 2004 as a result of this transaction.

On June 9, 2003 Spartan Stores completed the sale of substantially all assets of L&L/Jiroch Distributing Company ("L&L/Jiroch") and J.F. Walker Company, Inc. ("J.F. Walker") to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities.

Sales for the quarters and year-to-date periods ended January 3, 2004 and January 4, 2003 and significant assets and liabilities of discontinued operations at the end of those periods are included below:
	Retail	Convenience Distribution	Other	Total
(In thousands, except per share data)

Sales
16 Weeks Ended January 3, 2004	$-	$47,872	$-	$47,872
16 Weeks Ended January 4, 2003	117,976	264,468	1,125	383,569

40 Weeks Ended January 3, 2004	$59,802	$251,964	$-	$311,766
40 Weeks Ended January 4, 2003	322,743	695,013	3,374	1,021,130

(Loss) Earnings Per Share
16 Weeks Ended January 3, 2004	$(0.01)	$0.00	$0.01	$(0.00)
16 Weeks Ended January 4, 2003	(1.28)	0.02	0.15	(1.11)

40 Weeks Ended January 3, 2004	$(0.28)	$0.08	$(0.00)	$(0.20)
40 Weeks Ended January 4, 2003	(2.21)	0.13	0.20	(1.88)

	Retail	Convenience Distribution	Other	Total
(In thousands)

January 3, 2004
Current assets *	$2,606	$7,289	$3,718	$13,613
Property, net	4,306	-	227	4,533
Other long-term assets	8	-	1	9
Current liabilities	6,978	5,011	5,740	17,729
Long-term liabilities	8,140	-	-	8,140

March 29, 2003
Current assets *	$62,108	$46,483	$9,859	$118,450
Property, net	5,599	2,829	-	8,428
Other long-term assets	206	43	7	256
Current liabilities	11,274	15,909	11,401	38,584
Long-term liabilities	10,182	-	-	10,182

* Includes property and equipment held for sale

Note 4
Asset Impairments and Exit Costs

Spartan Stores' recognized charges of $6.5 million during the year-to-date period ended January 3, 2004 for asset impairments and exit costs related to discontinued operations.

The following table provides the activity of exit costs for fiscal year 2003 and the first forty weeks of fiscal 2004. Exit costs recorded in the Consolidated Balance Sheets are included in Other accrued expenses in current liabilities and Other long-term liabilities based on when the costs are expected to be paid.
(In thousands)	Lease and Ancillary Costs		Severance

Balance at March 31, 2002	$5,006		$-
Provision for lease and related ancillary costs, net of estimated sublease recoveries	17,936	(a)	-
Provision for severance	-		4,021	(b)
Payments, net of interest accretion	(3,969)		(155)
Balance at March 29, 2003	$18,973		$3,866
Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,578	(c)	-
Provision for severance	-		3,060	(d)
Payments, net of interest accretion	(4,687)		(6,220)
Balance at January 3, 2004	$16,864		$706

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

Note 5
Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2003 and the first forty weeks of fiscal 2004, by reportable operating segment:
(in thousands)	Retail	Grocery Distribution	Other	Total
Balance at March 30, 2002, net of accumulated amortization	$155,200	$-	$43	$155,243
Allocation of goodwill upon adoption of SFAS No. 142	(30,300)	30,300	-	-
Impairment of goodwill recognized as a cumulative effect of a change in accounting principle	(41,600)	-	-	(41,600)
Impairment of goodwill recognized in operating loss	(43,154)	-	-	(43,154)
Impairment of goodwill recognized in discontinued operations	(1,846)	-	-	(1,846)
Other	100	-	-	100
Balance at March 29, 2003	38,400	30,300	43	68,743
Other	-	-	(43)	(43)
Balance at January 3, 2004	$38,400	$30,300	$-	$68,700

Note 6
Long-Term Debt

Effective December 23, 2003, Spartan Stores repaid its outstanding bank loans under its senior secured facility and entered into a $170.0 million senior secured revolving credit facility and a $15.0 million supplemental secured credit facility. These two credit facilities terminate on December 23, 2007. Spartan Stores recorded a charge of $8.8 million for unamortized bank fees associated with previous financing activities during the third quarter of fiscal 2004. At January 3, 2004, $113.2 million was outstanding under the senior secured credit facility and $15.0 million was outstanding under the supplemental secured credit facility. Available borrowings under the credit facilities are based on stipulated advance rates on eligible assets, as defined in the credit agreements. The credit facilities contain covenants that include the maintenance of minimum EBITDA and maximum capital expenditures, as defined in the credit agreements. These covenants will not be effective as long as Spartan Stores maintains a minimum excess availability level, as defined in the credit agreements. Currently, Spartan Stores has available borrowings of $34.3 million at January 3, 2004, which exceeds the minimum excess availability levels. The credit facilities provide for the issuance of letters of credit of which $14.3 million were outstanding and unused as of January 3, 2004. Interest rates payable on amounts borrowed under the credit facilities are based on the prime rate or the Eurodollar rate, plus a stipulated margin, or are fixed. The senior secured revolving credit facility bears interest at the Eurodollar rate plus 3.0% or the prime rate plus 0.75% (weighted average interest rate of 4.40% at January 3, 2004). The supplemental secured credit facility bears interest at a fixed 16.0% interest rate.

Prior to refinancing its outstanding bank debt, Spartan Stores had a $385.0 million senior secured credit facility pursuant to an Amended and Restated Credit Agreement dated July 29, 2002, as amended, consisting of (1) a revolving credit facility in the amount of $60.0 million, (2) a term loan A in the amount of $100.0 million, (3) an acquisition facility in the amount of $75.0 million and (4) a term loan B in the amount of $150.0 million.

Spartan Stores' long-term debt consists of the following:
(In thousands)	January 3, 2004	March 29, 2003

Senior secured revolving credit facility, due December 2007	$113,240	$-
Supplemental secured credit facility, due December 2007, monthly payments of $100	15,000	-
Senior credit facility, Term Loan A	-	32,317
Senior credit facility, Term Loan B	-	106,468
Senior credit facility, Acquisition facility	-	41,294
Senior credit facility, Revolving credit facility	-	12,700
Variable Rate Promissory Notes	-	8,256
Other	17,145	19,376
	145,385	220,411
Less current portion	4,238	36,594
Total long-term debt	$141,147	$183,817

At January 3, 2004 long-term debt was due as follows:

(In thousands)
Fiscal Year
2004	$1,940
2005	5,265
2006	3,850
2007	2,590
2008	128,212
Thereafter	3,528
$145,385

Effective March 31, 2003 Spartan Stores suspended the former promissory note program and all notes, amounting to approximately $8.3 million, were paid as of that date.

Note 7
Operating Segment Information

Beginning in the second quarter of fiscal 2004, the results of operations of United have been classified as part of the discontinued Convenience Distribution operations, in connection with the completed sale of the operating assets of United during the fourth quarter of fiscal 2004. See additional discussion in Note 3.

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)	Retail	Grocery Distribution	Total
16 Weeks Ended January 3, 2004
Net sales	$281,871	$362,248	$644,119
Depreciation and amortization	5,387	2,486	7,873
Operating (loss) earnings	(1,343)	7,442	6,099
Capital expenditures	2,528	914	3,442
16 Weeks Ended January 4, 2003
Net sales	$266,172	$346,737	$612,909
Provision for asset impairments and exit costs	47,401	-	47,401
Depreciation and amortization	5,160	3,147	8,307
Operating (loss) earnings	(53,273)	5,063	(48,210)
Capital expenditures	5,258	2,855	8,113

40 Weeks Ended January 3, 2004
Net sales	$724,646	$873,413	$1,598,059
Depreciation and amortization	13,341	6,727	20,068
Operating (loss) earnings	(83)	12,562	12,479
Capital expenditures	5,120	2,495	7,615
40 Weeks Ended January 4, 2003
Net sales	$691,803	$845,894	$1,537,697
Provision for asset impairments and exit costs	47,401	-	47,401
Depreciation and amortization	12,387	8,517	20,904
Operating (loss) earnings	(44,441)	12,517	(31,924)
Capital expenditures	7,115	3,950	11,065

	January 3, 2004	March 29, 2003
Total assets
Retail	$164,360	$184,613
Grocery Distribution	248,483	259,858
Discontinued operations - Retail	6,920	67,913
Discontinued operations - Convenience Distribution	7,289	49,355
Discontinued operations - Grocery Distribution	226	1,368
Discontinued operations - Real Estate	862	1,577
Discontinued operations - Insurance	2,858	6,921
Eliminations	(15,191)	(15,299)
Total	$415,807	$556,306

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth our Consolidated Statements of Operations as percentages of net sales:
(Unaudited)	16 Weeks Ended		40 Weeks Ended
	January 3, 2004	January 4, 2003	January 3, 2004	January 4, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	18.0	17.9	18.5	18.7
Selling, general and administrative	17.1	18.1	17.7	17.7
Provision for asset impairments and exit costs	-	7.7	-	3.1
Operating earnings (loss)	0.9	(7.9)	0.8	(2.1)
Debt extinguishment	1.4	-	0.6	-
Other expenses, net	0.5	0.8	0.6	0.8
Loss before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(1.0)	(8.7)	(0.4)	(2.9)
Income taxes	(0.4)	(3.0)	(0.1)	(1.0)
Loss from continuing operations	(0.6)	(5.7)	(0.3)	(1.9)
Loss from discontinued operations	(0.0)	(3.6)	(0.2)	(2.4)
Cumulative effect of a change in accounting principle	-	-	-	(2.3)

Net loss	(0.6)%	(9.3)%	(0.5)%	(6.6)%

          Net Sales. Net sales for the quarter ended January 3, 2004 increased $31.2 million, or 5.1%, from $612.9 million in the prior year quarter to $644.1 million. Net sales for the year-to-date period ended January 3, 2004 increased $60.4 million, or 3.9%, from $1,537.7 million in the prior year-to-date period to $1,598.1 million. The sales increase represents the third consecutive quarter of year-over-year sales improvement and is the result of continuing positive retail comparable-store and distribution sales trends.

          Net sales for the quarter ended January 3, 2004 in our Retail segment increased $15.7 million, or 5.9%, from $266.2 million in the prior year quarter to $281.9 million. Net sales for the year-to-date period ended January 3, 2004 in our Retail segment increased $32.8 million, or 4.7%, from $691.8 million in the prior year-to-date period to $724.6 million. This represents the third consecutive quarter of significant retail sales improvement. Third quarter and year-to-date comparable-store sales increased 5.7% and 2.6%, respectively. These continued comparable-store sales improvements are a result of improved merchandising and promotional programs driven by our focused category management efforts coupled with better operational execution and the closure of competing stores in three of our northern Michigan markets.

          Net sales for the quarter ended January 3, 2004 in our Grocery Distribution segment increased $15.5 million, or 4.5%, from $346.7 million in the prior year quarter to $362.2 million. Net sales for the year-to-date period ended January 3, 2004 in the Grocery Distribution segment increased $27.6 million, or 3.3%, from $845.9 million in the prior year-to-date period to $873.5 million. These increases were primarily due to sales to new customers of $15.1 million and $24.7 million for the quarter and year-to-date periods ended January 3, 2004, respectively, as well as sales increases to our existing customers.

          Gross Margin. Gross margin for the quarter ended January 3, 2004 increased $6.4 million, or 5.8%, from $109.8 million in the prior year quarter to $116.2 million. Gross margin for the year-to-date period ended January 3, 2004 increased $7.7 million, or 2.7%, from $287.5 million in the prior year-to-date period to $295.2 million. As a percent of net sales, gross margin for the quarter ended January 3, 2004 increased to 18.0% from 17.9% and for the year-to-date period ended January 3, 2004 decreased to 18.5% from 18.7%. The gross margin improvement for the quarter was primarily due to the continued roll out of more effective merchandising practices. The year-to-date decrease reflects investment in margin made at our Retail segment early in the year.

          We utilize the retail inventory method to value our inventory at the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of goods sold and gross margin calculated by applying a cost ratio to the retail value of inventories. We plan on implementing a stock ledger inventory and margin management system by the beginning of fiscal 2005 that will refine our ability to calculate and track gross margin and inventory balances on a weekly basis. The stock ledger will automatically capture purchase costs, retail prices and markdowns at the transaction level, making our inventory valuation estimates more precise. It will also allow us to more actively monitor gross margins and more easily identify opportunities for gross margin improvement. As a result of this system implementation and depending on then existing inventory levels and inventory mix we could record a non-cash charge of up to $3.0 million on an after tax basis in the fourth quarter of fiscal 2004.

          Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the quarter ended January 3, 2004 decreased $0.5 million, or 0.5%, from $110.6 million in the prior year quarter to $110.1 million. SG&A expenses for the year-to-date period ended January 3, 2004 increased $10.7 million, or 3.9%, from $272.0 million in the prior year to $282.7 million. As a percent of net sales, SG&A for the quarter ended January 3, 2004 improved to 17.1% from 18.1% and was flat for the year-to-date period ended January 3, 2004 at 17.7%. The improvements in SG&A percentages are primarily the result of the corporate staff reductions during the first quarter of fiscal 2004, sales volume leverage and other initiatives to reduce costs. The decrease in SG&A during the quarter is due to our previously announced cost containment measures partially offset with higher operating expenses as a result of higher sales. The increase in SG&A for the year-to-date period was primarily due to operating costs associated with three new stores of $4.2 million, increased sales volume driving an increase in SG&A expenses of approximately $4.5 million, expenses of $1.4 million related to the retirement distribution of the former Chief Executive Officer during the first quarter of fiscal 2004 and $0.7 million of severance costs associated with corporate staff reductions in the first and third quarters of fiscal 2004, offset by savings in salaries and benefits related to the staff reductions. The remaining increases were caused primarily by higher insurance costs and increased advertising expenses due to the elimination of a joint retail and wholesale marketing program in fiscal 2003's third quarter partially offset by reductions in bad debts and salary and benefit cost containment during the third quarter.

          Provision for Asset Impairments and Exit Costs. During the prior year quarter and year-to-date periods ended January 4, 2003, we recorded $47.4 million of asset impairments and exit costs in our Retail segment in continuing operations in the Consolidated Statements of Operations.

          Interest Expense. Interest expense from continuing operations for the quarter ended January 3, 2004 decreased $1.4 million, or 26.2%, from $5.1 million in the prior year quarter to $3.7 million. Interest expense from continuing operations for the year-to-date period ended January 3, 2004 decreased $1.1 million, or 9.4% percent, from $12.1 million in the prior year to $11.0 million. The decrease in interest expense from continuing operations for the quarter and year-to-date period ended January 3, 2004 is primarily due to lower average borrowings. Total average borrowings for the year-to-date period decreased $87.9 million from $270.8 million in the corresponding year-to-date period last year to $182.9 million as a result of debt repayments resulting from the sale of Food Town stores, L&L/Jiroch Distributing Company ("L&L/Jiroch"), J.F. Walker Company, Inc. ("J.F. Walker") and real estate assets. See "Discontinued Operations" below. As a result of the refinancing of our outstanding debt balance completed in the third quarter, assuming interest rate levels do not change, we expect that interest expense will decrease approximately $2.0 million in fiscal 2005, from our current interest expense levels.

          In accordance with Emerging Issues Task Force ("EITF") Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the interest on debt that will be required or was required to be repaid as a result of disposal transactions. Interest expense of $0.3 million and $3.1 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for the quarters ended January 3, 2004 and January 4, 2003, respectively, and interest expense of $1.9 million and $7.2 million was allocated to, and is included in, loss on discontinued operations for the year-to-date periods ended January 3, 2004 and January 4, 2003, respectively. Allocated interest expense from discontinued operations decreased primarily as a result of the sale of the assets of discontinued operations.

          Debt Extinguishment. We recorded an $8.8 million non-cash charge for unamortized financing fees during the quarter ended January 3, 2004 as result of refinancing our senior borrowing facilities.

Discontinued Operations

          During the fourth quarter of fiscal 2004, we completed the sale of the operating assets of United Wholesale Grocery Company ("United"). Proceeds received on the sale of these assets of $17.4 million were used to reduce outstanding borrowings and operating liabilities and pay related transaction expenses in the fourth quarter. The asset sale includes a continuing supply agreement between Spartan Stores and the new owner; however, this supply agreement does not constitute a significant continuing involvement and the operations and discontinued cash flows of United will be eliminated from our ongoing operations, as defined by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As such, the results of operations of United will continue to be classified as discontinued in the consolidated financial statements. We will record a gain of approximately $6.6 million in the fourth quarter of fiscal 2004 as a result of this transaction.

          We completed the sale of 24 Food Town stores during fiscal 2004. Proceeds received on the sales of these stores approximated $42.1 million and were used to reduce outstanding borrowings and operating liabilities and pay related transaction expenses. All Food Town stores not sold have been closed.

          On June 9, 2003, we completed the sale of substantially all assets of L&L/Jiroch and J.F. Walker to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities.

Liquidity and Capital Resources

          Net cash provided by operating activities was relatively consistent at $19.0 million and $19.8 million during the year-to-date periods ended January 3, 2004 and January 4, 2003, respectively.

          Net cash used in investing activities was $7.1 million and $10.0 million during the year-to-date periods ended January 3, 2004 and January 4, 2003, respectively. Cash used in investing activities decreased during fiscal 2004 primarily due to decreased capital expenditures.

          Net cash used in financing activities was $9.4 million and $36.1 million during the year-to-date periods ended January 3, 2004 and January 4, 2003, respectively, primarily due to the repayment of long-term debt and financing fees related to our refinancing efforts.

          Our principal sources of liquidity are cash generated from operations and borrowings under a $170.0 million senior secured revolving credit facility and a $15.0 million supplemental secured credit facility dated December 23, 2003. At January 3, 2004, $113.2 million was outstanding under the senior secured revolving credit facility and $15.0 million was outstanding under the supplemental secured credit facility. Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit facility. The credit facilities contain covenants that include the maintenance of minimum EBITDA and maximum capital expenditures, as defined in the credit agreements. These covenants will not be effective as long as we maintain a minimum excess availability. We currently exceed the minimum excess availability levels. We expect to repay approximately $5.7 million per year as the real estate base of the senior secured revolving credit facility is reduced.

          The credit agreements that govern our credit facilities restrict us from making certain "restricted payments," such as cash dividends, share redemptions and a variety of other types of payments as defined in the credit agreements, which are filed as exhibits to this Form 10-Q. We intend to use any net earnings generated from our operations to repay debt in the short term and to improve our distribution and retail operations in the longer term. We do not anticipate paying any cash dividends for the foreseeable future, regardless of whether they are permitted by the credit agreements.

          We have in the past offered non-subordinated variable rate promissory notes to the public. Effective March 31, 2003, we suspended the promissory note program and all notes were repaid as of that date.

          Our current ratio was 1.34:1.00 at January 3, 2004 versus 1.38:1.00 at March 29, 2003 and our investment in working capital decreased to $48.9 million at January 3, 2004 from $87.2 million at March 29, 2003. The improvement in our overall working capital requirements is primarily the result of more efficient management of inventory, the sales and closings of Food Town stores and the sales of L&L/Jiroch and J.F. Walker, which required a much higher investment in working capital.

          Our long-term debt to equity ratio at January 3, 2004 was 1.39:1.00 versus 1.68:1.00 at March 29, 2003. This improvement was primarily due to reducing long-term debt, including current maturities, by $75.0 million, partially offset by the year-to-date net loss. Management from time to time evaluates longer-term acquisition opportunities, which could result in additional borrowings and additional leases being entered into if consummated, in turn increasing our leverage position.

          Our total capital structure includes borrowings under the credit facilities, various other debt instruments, leases and shareholders' equity.

          The table below presents our significant contractual obligations as of January 3, 2004:
Fiscal Year	Long-Term Debt	Operating Leases	Lease and Ancillary Costs	Total Contractual Obligations
2004	$1,940	$5,225	$1,575	$8,740
2005	5,265	22,191	4,877	32,333
2006	3,850	20,206	3,663	27,719
2007	2,590	17,508	2,521	22,619
2008	128,212	15,321	1,634	145,167
Thereafter	3,528	66,635	2,594	72,757
	$145,385	$147,086	$16,864	$309,335

New Accounting Standards

          In April 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No.145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result, gains and losses from the extinguishment of debt should be reported as extraordinary items only if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains and losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations for all periods presented. We adopted the provisions of SFAS No. 145 on March 30, 2003. The $8.8 million debt extinguishment charge was recorded in the loss from continuing operations as a result of adopting this statement.

          Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of goods sold. If such payment is for assets or services delivered to the vendor, the cash consideration should be characterized as revenue, or if such payment is a reimbursement of costs incurred to sell the vendor's products, the cash consideration should be characterized as a reduction of that cost. EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers," provides additional guidance for adopting EITF Issue No. 02-16 relating to cash consideration received by a reseller in the form of reimbursement by the vendor for honoring the vendor's sale incentives offered directly to consumers (for example, coupons). When the four criteria specified in EITF Issue No. 03-10 are met, coupons offered directly to consumers should not be reported as a reduction of the cost of the reseller's purchases from the vendor. EITF Issue No. 02-16 was adopted on March 30, 2003 and EITF Issue No. 03-10 was adopted during the third quarter of fiscal 2004. The adoption of these Issues did not have a material impact on our financial statements.

          In December 2003, the FASB issued a revision of Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Revised Interpretation) which defers the effective date of provisions for certain variable interest entities ("VIE"), provides additional scope exceptions for certain other variable interests, clarifies the impact of troubled debt restructurings on whether an entity is a VIE or which party is the primary beneficiary of a VIE and provides additional guidance on what constitutes a variable interest. We adopted the provisions of the Revised Interpretation relating to special-purpose entities in the third quarter of fiscal 2004 and will adopt the provision for all other types of VIE's during the fourth quarter of fiscal 2004. The adoption of the Revised Interpretation has not and is not expected to have a material impact on our financial statements.

          In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("Revised SFAS") to improve financial statement disclosures for defined benefit plans. The Revised SFAS requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. We will now be required to provide additional disclosures, including, but not limited to, a breakdown of plan assets by category, a description of investment policies and strategies and target allocation percentages for these asset categories. We will adopt the disclosure provisions of the Revised SFAS in its Annual Report on Form 10-K for fiscal 2004.

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

2.3

Asset Purchase Agreement dated October 2, 2003, as amended by Amendments One, Two, Three and Four, by and among United Wholesale Grocery Company, United Distribution Group, L.L.C. and United Properties Group, L.L.C.

3.1

Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed on June 5, 2000. Here incorporated by reference.

3.2

Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 13, 2003. Here incorporated by reference.

10.1

Loan and Security Agreement dated December 23, 2003, by and among Spartan Stores, Inc. and certain subsidiaries as borrowers, Congress Financial Corporation (Central) as agent, the lenders named therein as lenders, and joined in by certain subsidiaries of Spartan Stores, Inc. as guarantors.

10.2

Loan Agreement dated December 23, 2003 between Spartan Stores, Inc. and Kimco Central Spartan, LLC, and related letter agreement dated December 23, 2003 between Spartan Stores, Inc. and Kimco Central Spartan, LLC.

10.3	Spartan Stores, Inc. Supplemental Savings Plan for Directors. Previously filed as an exhibit to Spartan Stores' Form S-8 registration statement, filed December 5, 2003. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: Spartan Stores filed the following Current Report on Form 8-K during the quarter ended January 3, 2004.

Date of Report	Filing Date	Item(s) Reported

September 12, 2003	October 2, 2003	Under Item 5, this Form 8-K stated that Spartan Stores had entered into Waiver and Amendment No. 3 to its former Amended and Restated Credit Agreement.

October 15, 2003	October 15, 2003

Under Item 12, this Form 8-K included a press release announcing Spartan Stores' financial results for the quarter ended September 13, 2003. It included a summary statement of earnings for the quarter ended September 13, 2003 and the year-to-date period, and the corresponding prior-periods, and summary balance sheets as of March 29, 2003 and September 13, 2003.

December 24, 2003	December 24, 2003	Under Item 9, this Form 8-K included a press release that announced that Spartan Stores had entered into new financing agreements.

          The second and third of the above-listed Forms 8-K are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date: February 5, 2004	By /s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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

2.3

Asset Purchase Agreement dated October 2, 2003, as amended by Amendments One, Two, Three and Four, by and among United Wholesale Grocery Company, United Distribution Group, L.L.C. and United Properties Group, L.L.C.

3.1

Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as Annex B to the prospectus and joint proxy statement contained in Spartan Stores' Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed on June 5, 2000. Here incorporated by reference.

3.2

Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 13, 2003. Here incorporated by reference.

10.1

Loan and Security Agreement dated December 23, 2003, by and among Spartan Stores, Inc. and certain subsidiaries as borrowers, Congress Financial Corporation (Central) as agent, the lenders named therein as lenders, and joined in by certain subsidiaries of Spartan Stores, Inc. as guarantors.

10.2

Loan Agreement dated December 23, 2003 between Spartan Stores, Inc. and Kimco Central Spartan, LLC, and related letter agreement dated December 23, 2003 between Spartan Stores, Inc. and Kimco Central Spartan, LLC.

10.3	Spartan Stores, Inc. Supplemental Savings Plan for Directors. Previously filed as an exhibit to Spartan Stores' Form S-8 registration statement, filed December 5, 2003. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.