Form 10-K
period 2004-03-27
SPARTAN STORES INC
filed 2004-05-27
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 27, 2004.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission File Number: 000-31127

SPARTAN STORES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction) of Incorporation or Organization)	38-0593940 (I.R.S. Employer Identification No.)

850 76th Street, S.W. P.O. Box 8700 Grand Rapids, Michigan (Address of Principal Executive Offices)	49518-8700 (Zip Code)

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the last sales price of such stock on The NASDAQ Stock Market on September 12, 2003 (which was the last trading day of the registrant's second quarter in the fiscal year ended March 27, 2004) was $55,394,462.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, no par value, outstanding as of May 21, 2004: 20,353,422 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part II, Item 5 and Part III, Items 10, 11, 12 and 13	Proxy Statement for Annual Meeting to be held August 11, 2004

Forward-Looking Statements

          The matters discussed in this Annual Report on Form 10-K include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or its management "expects," "anticipates," "projects," "plans," "believes," "estimates," "intends," is "forecasting," "optimistic" or "confident" or has "goals," "objectives" or "strategies" that a particular occurrence "will," "may," "could," "should" or "will likely" result or that a particular event "will," "may," "could," "should" or "will likely" occur in the future, that the "trend" is toward a particular result or occurrence, or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

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

          Anticipated future sales are subject to competitive pressures from many sources. Our Retail and Grocery Distribution businesses compete with many warehouse discount stores, supermarkets, pharmacies and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, competitive pressures in the retail industry generally and our geographic markets specifically, and our ability to implement effective new marketing and merchandising programs. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees. We recently consolidated our retail supermarket banners, which resulted in changing the names of our six Ashcraft's Markets stores, our three Great Day Food Centers, our eight Prevo's Family Markets and our one Madison Family Market to either Family Fare Supermarkets or Glen's Markets. We can make no assurances that these changes will be received favorably by our customers or that they will not negatively impact future sales.

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

          Our future interest expense and income also may differ from current expectations, depending upon, among other factors: the amount of additional borrowings; changes in our borrowing arrangements and agreements; changes in the interest rate environment; and the amount of fees received on delinquent accounts. The availability of our senior secured revolving credit facility depends on compliance with the terms of the credit facility.

          As discussed in this Form 10-K, during fiscal 2004, we have sold substantially all of the assets of L&L/Jiroch Distributing Company ("L&L/Jiroch"), J.F. Walker Company, Inc. ("J.F. Walker"), United Wholesale Grocery Company ("United") and have sold or closed our remaining Food Town stores. These sales and closings have allowed us to better focus our efforts and capital on key strategic markets where we have the strongest growth and value creation opportunities. However, we cannot assure you that these transactions will be beneficial to our company or that actual exit costs will not exceed our allowances. The agreements relating to many of these transactions require us to indemnify these asset buyers for breaches of our representations and warranties contained in the agreements and certain other matters.

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

Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Ohio. We operate two primary business segments: Grocery Distribution and Retail. We are the eighth largest wholesale distributor to grocery stores in the United States and the largest wholesale distributor to grocery stores in Michigan. Our distribution and retail operations hold a combined #1 or #2 market share in many of the key Michigan markets we serve. For the fiscal year ended March 27, 2004 ("fiscal 2004"), we generated net sales from continuing operations of $2.1 billion as compared to net sales of $2.0 billion for the fiscal year ended March 29, 2003.

          Established in 1917 as a cooperative grocery distributor, Spartan Stores converted to a for-profit business corporation in 1973. In January 1999, we began to acquire retail supermarkets in our focused geographic regions. In August 2000, our common stock became listed on the NASDAQ Stock Market under the symbol "SPTN."

          We appointed Craig C. Sturken as President and Chief Executive Officer ("CEO") effective March 3, 2003. Mr. Sturken was appointed as Chairman of the Board of Directors in August 2003. Mr. Sturken has more than forty years of retail experience, including ten years as Chief Executive Officer of the Great Atlantic & Pacific Tea Company's Atlantic and Midwest regions. In addition, we hired Dennis Eidson as Executive Vice President Marketing and Merchandising in March 2003 and Ted Adornato as Executive Vice President Retail Operations in December 2003. Both Mr. Eidson and Mr. Adornato have over 20 years of experience in the food industry.

          We have also improved the leadership and retail experience of our Board of Directors with the appointments of Ms. M. Shân Atkins, Dr. Frank Gambino and Mr. Timothy O'Donovan in August 2003. Ms. Atkins formerly served as Executive Vice President, Strategic Initiatives for Sears Roebuck & Co. Dr. Frank Gambino is Associate Professor of Marketing and Director of the Food Marketing Program at Western Michigan University. Mr. O'Donovan is President and CEO of Wolverine World Wide, Inc., a publicly-traded company.

          We believe that our experience and expertise as a grocery distributor and the addition of key executive team members for our retail operations provides us with the tools for successful operation of our integrated business. Under Mr. Sturken's leadership, Spartan Stores has refocused its fundamental business strategies in both its distribution and retail operations and we are beginning to see the positive effects of these changes.

Grocery Distribution Segment

          Spartan Stores is the eighth largest wholesale distributor to grocery stores in the United States and the largest wholesale distributor to grocery stores in Michigan. Our Grocery Distribution segment provides approximately 400 stores with a selection of approximately 40,000 products, including dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, pharmacy, and health and beauty care items. In addition, we offer our grocery distribution customers approximately 1,800 private label grocery and general merchandise items. Total distribution revenues from continuing operations of our Grocery Distribution segment, including shipments to our corporate owned stores, were $1.6 billion for fiscal 2004.

          Customers. Our Grocery Distribution segment supplies our corporate owned stores and a diverse group of independent grocery store operators that range from single stores to supermarket chains with as many as 21 stores. Pricing to our customers is generally based upon a "cost plus" model for grocery, frozen, dairy, pharmacy and health and beauty care items and a "variable mark-up" model for meat, deli, bakery, produce, seafood, floral and general merchandise products.

          Our Grocery Distribution customer base is very diverse, with no single customer exceeding 7% of consolidated net sales. Our five largest Grocery Distribution customers (excluding corporate owned stores) accounted for approximately 18.7% of our fiscal 2004 consolidated net sales.

          Distribution Functions. Our Grocery Distribution business utilizes approximately 2.0 million square feet of warehouse, distribution and office space. We supply our corporate owned stores and our independent grocery distribution customers from our distribution centers located in Grand Rapids and Plymouth, Michigan. We believe that our distribution facilities are strategically located to efficiently serve our customers. We are continually evaluating our inventory movement and assigning stock-keeping units (SKUs) to appropriate facilities within our distribution centers to reduce the time required to pick products. During fiscal 2003 and fiscal 2004, we implemented engineered labor standards across all direct labor functions within our distribution centers to improve productivity. Through-put (defined as cases shipped per hour) increased in comparison to fiscal 2003 by 2.7% in our grocery warehouses and 0.5% in our perishables warehouse. This is the second consecutive year of improved productivity. As we make continuous progress towards our expected productivity levels, we would expect these increases to moderate in future years.

          To supply our Grocery Distribution customers, we operate a fleet of approximately 100 tractors, 200 conventional trailers and 175 refrigerated trailers, substantially all of which are leased. In fiscal 2004, we upgraded the on-board transportation management systems on our Grand Rapids fleet of tractors, or approximately 64 of our tractors. These computers have allowed us to reduce idle time by 20% and have helped us control costs. We expect to upgrade the on-board computers on the remainder of the fleet during fiscal 2005. This should allow us to further reduce costs and vehicle idle time.

          Additional Services. We also offer and provide many of our independent grocery distribution customers with value-added services, including:

•	Site identification and market analyses	•	Coupon redemption
•	Store planning and development	•	Product reclamation
•	Marketing, promotion and advertising	•	Printing
•	Technology and information services	•	Merchandising
•	Accounting and tax preparation	•	Real estate services
•	Human resource services	•	Construction management services

Retail Segment

          Our Retail segment operates 54 retail supermarkets and 21 deep-discount food and drug stores predominantly in midsize metropolitan, tourist and rural areas of Michigan and Ohio. Beginning in fiscal 2004 we consolidated the number of banner names for our retail supermarkets from six to two. Currently, our retail supermarkets are operated under the banners Family Fare Supermarkets and Glen's Markets. We believe that the consolidation of our banner names will provide a stronger, more unified retail store brand identity, enhanced customer loyalty, a streamlined operating structure and the ability to deliver more concise, cohesive and effective advertising, which will improve our financial performance. Our 21 deep-discount food and drug stores operate under the banner The Pharm.

          We believe our retail supermarkets maintain a #1 or #2 market share position in many of the Michigan markets they serve. We believe that our strong market share positions result from our distinct "neighborhood market" focus and the favorable name recognition of our banners. Our neighborhood market strategy distinguishes our stores from supercenters and limited assortment stores by emphasizing convenient locations, demographically targeted merchandise selections, strong perishables offerings, customer service, value pricing and community involvement.

          Our 54 retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. Twenty-five of our grocery stores also offer pharmacy facilities. In addition to nationally advertised products, the stores carry our private label items: the "Spartan" and "Pharm" brands, and our value brand label, "HomeHarvest." These private label items provide above-average retail margins and we believe they help generate increased customer loyalty. See "Merchandising and Marketing-Corporate Brands." Our retail supermarkets range in size from approximately 20,000 to 64,000 total square feet and average approximately 38,000 total square feet per store.

          Our 21 deep-discount food and drug stores, which operate under the banner The Pharm, offer a unique combination of a full-service pharmacy, general merchandise products and basic food offerings. These stores operate under a deep discount format that emphasizes everyday low prices that are typically at or below supercenter offerings and are less than those of a traditional supermarket or drug store. The Pharm stores range in size from approximately 17,000 to 44,000 total square feet and average approximately 29,000 total square feet per store.

          We have acquired our stores as a result of six acquisitions from January 1999 to March 2001. Since the acquisitions, we have added 3 stores, closed 34 stores and sold 24 Food Town stores as a result of our continual evaluation of store performance. The following chart details the changes in the number of our retail stores over the last five years:

Fiscal Year	Number of Stores at Beginning of Fiscal Year	Stores Acquired or Added During Fiscal Year	Stores Closed or Sold During Fiscal Year	Number of Stores at End of Fiscal Year

2000	8	39	-	47
2001	47	83	3	127
2002	127	-	-	127
2003	127	3	28	102
2004	102	-	27	75

          During fiscal 2004, we reset and/or performed limited remodels on 37 of our stores, including all 21 Pharm stores. During fiscal 2005, we expect to reset and/or remodel an additional 13 stores. Capital expenditures, including remodeling, are expected to approximate $10.0 to $15.0 million per year as we continually maintain and update our store base. We will evaluate proposed retail projects based on demographics and competition within each market, and prioritize projects based on their expected returns on investment. We require projects to meet a targeted internal rate of return to be approved; however, we may undertake projects that do not meet this standard to the extent they represent required maintenance or necessary infrastructure improvements. We believe that focusing on such measures provides us with an appropriate level of discipline in our capital expenditures process.

Operating Segment Financial Data

          More detailed information about our operating segments may be found in Note 11 to the consolidated financial statements included in Item 8, which is herein incorporated by reference. All of our sales and virtually all of our assets are in the United States of America.

Discontinued Operations

          Our former convenience distribution operations, insurance operations, certain of our retail, grocery distribution and real estate operations have been recorded as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, for all years presented all information in this Annual Report on Form 10-K have been adjusted and the discontinued operations information is excluded, unless otherwise noted.

          Discontinued Retail Operations. In March 2003, we announced our decision to close 13 Food Town stores and our plans to either sell or close our remaining 26 Food Town stores. During fiscal 2004, we completed the sale of 24 Food Town stores for net proceeds of $42.1 million. Stores not sold have been closed. Additionally, we had closed six Food Town, two Family Fare Supermarkets, one Glen's Markets and four The Pharm stores earlier in fiscal 2003. The operations of these stores are included in discontinued operations.

          Discontinued Convenience Distribution Operations. On June 9, 2003 we consumated the sale of substantially all the assets of L&L/Jiroch and J.F. Walker to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities.

          During the fourth quarter of fiscal 2004, Spartan Stores completed the sale of the operating assets of United Wholesale Grocery Company ("United") for net proceeds of $16.9 million. The asset sale includes a continuing supply agreement between Spartan Stores and the new owner; however, this supply agreement does not constitute a significant continuing involvement and the operations and discontinued cash flows of United have been eliminated from the ongoing operations of Spartan Stores, as defined by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

          Discontinued Real Estate Operations. Discontinued real estate operations include properties either held for sale or sold during fiscal 2004, fiscal 2003 and fiscal 2002.

          Discontinued Insurance Operations. Discontinued operations also include our discontinued insurance operations, which were sold in fiscal 2002 and 2001. Insurance reserves of $4.1 million for open claim liabilities related to policies that we will remain obligated under until all claims are closed are included in the Consolidated Balance Sheet at March 27, 2004.

Marketing and Merchandising

          General. In fiscal 2004, we combined the marketing and merchandising departments of our Grocery Distribution and Retail segments to more effectively leverage the use of category management principles. We believe that this combination will produce greater focus, efficiencies and value while improving relationships with vendors and improving the offerings to our customers and consumers. Our Grocery Distribution segment has implemented marketing practices to more aggressively pursue incremental sales gains to existing and prospective customers. Our Retail segment's marketing and merchandising strategies have changed from supplier to consumer driven programs in keeping with the implementation of improved category management practices.

          We believe these changes have been fundamental to improving the financial performance of our retail operations, enhancing our competitive market position, driving incremental sales growth and capturing more of the natural synergies that exist between our retail stores, independent customer stores and distribution operations.

          With the efficiencies created from consolidation of these functions and by partnering with our vendors to develop more robust category management, we have been able to more effectively develop and roll-out our merchandising programs, which has aided our ability to increase our sales and earnings. We have and will look to expand these offerings and partner with our independent customers over time to continue to realize incremental benefits.

          Corporate Brands. We currently market and distribute approximately 1,800 highly recognized private label brand items under three exclusive store brands: the "Spartan" and "Pharm" brands, and our value brand, "HomeHarvest."

          During fiscal 2004, we began the process of reenergizing our "Spartan" brand and redesigned the label. The redesigned label is currently being used on approximately 50% of our private label products, with continued conversion expected during fiscal 2005. The new label has been well received by consumers and for the last two quarters of the current fiscal year, sales of private label products increased by approximately 8% in units and 18% in dollars at our corporate owned stores. We believe positive sales trends will continue as the new label continues to be implemented.

          We entered into new strategic relationships with private label brand partners that will provide us with greater category management expertise, product variety and improved costs. We believe these changes will further enhance the value of this already widely accepted and recognized private label brand.

Competition

          Our Retail and Grocery Distribution segments operate in highly competitive markets, which typically result in low profit margins for the industry as a whole. Our Retail and Grocery Distribution segments compete with, among others, regional and national grocery distributors, independently owned retail grocery stores, large chain stores that have integrated wholesale and retail operations, mass merchandisers, limited assortment stores and wholesale membership clubs, some of whom have greater resources than we do. The principal competitive factors in the retail grocery business include the location and image of the store; the price, quality and variety of the products; and the quality and consistency of service.

          We believe we have developed and implemented strategies and processes that allow us to be competitive in our Retail segment. We monitor planned store openings by our competitors and have established proactive strategies to respond to new competition. We have developed comprehensive plans to address competitor openings. Strategies to combat competition vary based on many factors, such as the competitor's format, strengths, weaknesses, pricing and sales focus. During fiscal 2003, eight competitor supercenters opened in significant markets that either we operate corporate owned stores, or in which our independent customers operate stores. During fiscal 2004, six additional competitor supercenters opened in similar markets and additional supercenter openings are expected to occur during fiscal 2005.

          The primary competitive factors in the distribution business include price, product quality, variety and service. We believe we have developed an internal set of matrices that allow us to measure our performance against these factors, compare our performance against our competitors and make improvements, as appropriate. We believe our overall service level, defined as actual units shipped divided by actual units ordered, is among industry leading performance.

Seasonality

          Throughout the fiscal year our Retail and Grocery Distribution segment's sales and operating performance vary with seasonality. Our first and fourth quarters are typically our slowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected based on the timing of the Easter holiday, which is a strong sales week. All quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. Most of our northern Michigan stores are dependent on tourism and therefore, most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months.

Suppliers

          We purchase products from a large number of national, regional and local suppliers of name brand and private label merchandise. We have not encountered any material difficulty in procuring or maintaining an adequate level of products to serve our customers. No single supplier accounts for more than 9% of our purchases. We have developed strategic relationships with key suppliers that did not exist in prior years. We believe this will prove valuable in the development of enhanced promotional programs and consumer value perceptions.

Intellectual Property

          We own valuable intellectual property, including trademarks and other proprietary information, some of which, including "Spartan," "Family Fare," "Glen's," "The Pharm," "HomeHarvest" and other related marks, are of material importance to our business.

Technology

          We invest in technology as a means of maximizing the efficiency of our operations and improving service to our customers. Our focus during the last year has been to refine and maximize the utilization of our existing systems and to deploy and update systems in support of the business. During the last year we have done this with a focus on business process and data integrity in the use of all our systems.

          Supply Chain. During fiscal 2004, we completed the upgrade of our warehouse management systems. In addition, we completed the upgrade of our on-board transportation management system for our Grand Rapids fleet of tractors, as discussed in "Grocery Distribution Segment - Distribution Functions." We also made significant improvements in our systems for tracking detail item and costing information for complex items flowing through our supply chain systems.

          Retail Systems. During fiscal 2004, we installed "self-checkout" systems in eight of our retail supermarkets, with four additional installations planned for fiscal 2005. We will continue to expand our deployment of "self-checkout" systems in our larger stores. In addition, we completed the following during the current fiscal year:
•	Upgraded our electronic payment system
•	Began installation of EDI based receiving technology in our corporate owned stores
•	Installed a new item management system in our corporate owned stores that will aid the potential implementation of perpetual inventory systems in these stores in the future
•	Completed the installation of a new inventory and margin management system for our corporate owned stores

          Financial Systems. We streamlined processes and enhanced controls for many aspects of our financial systems.

          Human Resource Systems. We upgraded our human resource and payroll systems software.

          Information Technology. We significantly improved our business continuity capabilities and continued to refine the security of our internal network and systems. In addition, we have begun to install and service our independent retail store customers with "self-checkout" systems.

Subsidiaries

          Our Grocery Distribution segment consists primarily of our wholly owned subsidiary, Spartan Stores Distribution, LLC. We operate our Retail segment primarily through two wholly owned subsidiaries, Family Fare, LLC and Seaway Food Town, Inc. and their respective subsidiaries. United Wholesale Grocery Company, L&L/Jiroch and J.F. Walker comprised our discontinued Convenience Distribution segment and substantially all assets of these three companies were sold during fiscal 2004.

Associates

          We currently employ approximately 6,900 associates, approximately 4,000 of which are full-time and 2,900 of which are part-time.

          Unions represent approximately 22% of our associates, with contracts for approximately 840 distribution center and transportation associates expiring between April 2005 and October 2006 and contracts for approximately 630 retail associates expiring between June 2004 and March 2005. Approximately 12% of our associates and approximately 56% of our union associates are represented by contracts that expire by April 2005.

          We consider our relations with our union and non-union associates to be good and have not had any material work stoppages in the last five years.

Regulation

          We are subject to federal, state and local laws and regulations covering the purchase, handling, sale and transportation of our products. Several of our products are subject to federal Food and Drug Administration regulation. We believe that we are in compliance with all Food and Drug Administration and other federal, state and local laws and regulations governing our businesses.

Forward-Looking Statements

          The matters discussed in this Item 1 include forward-looking statements. See "Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K.

Available Information

          The address of our web site is www.spartanstores.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act available on our web site as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission. Interested persons can view such materials without charge by clicking on "Investor Information" and then "SEC Filings" on our web site. Spartan Stores is not an "accelerated filer" within the meaning of Rule 12b-2 under the Securities Exchange Act.
Item 2.	Properties

Grocery Distribution Segment Real Estate

          The following table lists the location, approximate size and ownership of the facilities used in our Grocery Distribution segment.
Facilities	Location	Square Feet	Ownership

Dry grocery	Grand Rapids, MI	585,492	Owned
Perishables (refrigerated)	Grand Rapids, MI	306,522	Owned
General merchandise	Grand Rapids, MI	232,700	Owned
General office (including print shop)	Grand Rapids, MI	127,323	Owned
Transportation and salvage	Grand Rapids, MI	78,760	Owned
Warehouse and office	Grand Rapids, MI	145,790	Leased
Dry grocery	Plymouth, MI	414,700	Leased
Reclamation center/support services	Charlotte, MI	80,000	Owned
Total		1,971,287

Retail Segment Real Estate

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our retail supermarkets:

Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership

Family Fare Supermarkets	20	Western Michigan	843,088	42,154	Leased

Glen's Markets	34	Northern and central Michigan	1,228,313	36,127	Leased
Total	54		2,071,401	38,359

          In addition to the stores listed above, we own a 65% interest in a joint venture that operates a grocery store of approximately 45,700 square feet located in southeastern Michigan.

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our deep-discount food and drug stores:
Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership

The Pharm	3	Northwestern and central Ohio and southeastern Michigan	78,010	26,003	Owned

The Pharm	18	Northwestern and central Ohio	525,177	29,177	Leased
Total	21		603,187	28,723

Item 3.	Legal Proceedings

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

          No matters were submitted to a vote of Spartan Stores' shareholders during the fourth quarter of fiscal 2004 through the solicitation of proxies or otherwise.

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

          Spartan Stores common stock is traded on the National Market System of the NASDAQ Stock Market under the trading symbol "SPTN."

          Stock sale prices are based on transactions reported on the NASDAQ Stock Market. Information on quarterly high and low sales prices for Spartan Stores' common stock appears in Note 12 to the consolidated financial statements and is incorporated herein by reference. At May 21, 2004 there were approximately 765 shareholders of record of Spartan Stores common stock.

          During fiscal 2003 and 2004, we did not pay any dividends. The payment of future dividends will be determined by our board of directors. We anticipate that we will use any net earnings from our operations to repay debt and to acquire additional retail operations, and that we will not pay any dividends for the foreseeable future.

          Our credit facilities contain restrictions that do not allow us to pay future dividends or make a variety of other restricted payments. See the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 below for a more detailed discussion of these restrictions, as well as Note 5 to the consolidated financial statements.

          The information required by Item 201(d) of Securities and Exchange Commission Regulation S-K is incorporated herein by reference from the section entitled "Equity Compensation Plans" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 11, 2004.

Item 6.	Selected Financial Data

          The following table provides selected historical consolidated financial information of Spartan Stores. The historical information was derived from our audited consolidated financial statements as of and for each of the five fiscal years ended March 25, 2000 through March 27, 2004. Fiscal 2001 was a 53-week year. Certain reclassifications have been made to the fiscal 2000 through fiscal 2003 selected financial data to conform to the fiscal 2004 presentation. As noted elsewhere in this Form 10-K, for all years presented, all information in this Form 10-K has been adjusted and the discontinued operations information is excluded, unless otherwise noted. See Note 3 for additional information on discontinued operations occuring in the periods presented below.

(In thousands, except per share data)
	Year Ended
	March 27, 2004	March 29, 2003	March 30, 2002	March 31, 2001	March 25, 2000

Statements of Operations Data:
Net sales	$2,054,977	$1,975,677	$2,112,599	$2,197,986	$2,079,387
Cost of goods sold	1,676,361	1,608,882	1,715,556	1,826,034	1,766,319
Gross margin	378,616	366,795	397,043	371,952	313,068
Selling, general and administrative expenses	366,054	357,442	364,720	332,022	286,141
Provision for asset impairments and exit costs (A)	-	47,711	1,030	1,098	(2,914)
Operating earnings (loss)	12,562	(38,358)	31,293	38,832	29,841
Interest expense, net	12,791	16,625	15,669	16,756	14,076
Debt extinguishment (B)	8,798	-	-	-	-
Other (losses) gains, net	80	(33)	(1,353)	(297)	(3,315)
(Loss) earnings before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(9,107)	(54,950)	16,977	22,373	19,080
Income taxes	(3,187)	(19,159)	5,476	8,628	7,131
(Loss) earnings from continuing operations	(5,920)	(35,791)	11,501	13,745	11,949
(Loss) earnings from discontinued operations, net of taxes (C)	(778)	(51,164)	(1,654)	9,697	5,245
Cumulative effect of a change in accounting principle, net of taxes (D)	-	(35,377)	-	-	-
Net (loss) earnings	$(6,698)	$(122,332)	$9,847	$23,442	$17,194

Basic weighted average shares outstanding (E)	20,016	19,896	19,549	17,333	13,432
(Loss) earnings from continuing operations per share	$(0.30)	$(1.80)	$0.59	$0.79	$0.89
Basic (loss) earnings per share	(0.33)	(6.15)	0.50	1.35	1.28
Cash dividends per share	-	-	-	0.0125	0.05

Balance Sheet Data:
Total assets	$392,511	$556,306	$760,591	$801,543	$568,555
Property and equipment, net	108,437	120,072	266,423	285,988	178,591
Working capital	34,214	87,164	115,631	82,199	91,574
Long-term obligations	138,871	202,676	304,920	315,203	266,071
Shareholders' equity	105,667	109,632	231,492	218,413	126,007

(A)	See Note 4 to Consolidated Financial Statements
(B)	See Note 5 to Consolidated Financial Statements
(C)	See Note 3 to Consolidated Financial Statements
(D)	See Note 2 to Consolidated Financial Statements
(E)	See Note 10 to Consolidated Financial Statements

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Ohio.

          We currently operate two reportable business segments: Retail and Grocery Distribution. Our Retail segment operates 54 retail supermarkets in Michigan under the banners Family Fare Supermarkets and Glen's Markets and 21 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm. Beginning in fiscal 2004 we consolidated the number of banner names that we operate our retail supermarkets under from six to two. We believe that the consolidation of our banner names will provide a stronger, more unified retail store brand identity, enhanced customer loyalty, a streamlined operating structure and the ability to deliver more concise, cohesive and effective advertising, which will improve our financial performance. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores. Our deep-discount food and drug stores offer a unique combination of full-service pharmacy, general merchandise products and basic food offerings. Our Grocery Distribution segment provides a full line of grocery, general merchandise, frozen and perishable items to approximately 400 stores, including 330 independently owned grocery stores and 75 corporate owned stores.

          For fiscal 2004, we established four key management priorities we believed were central to our ability to refocus our organization on profitable growth. We have made significant progress towards achieving these short-term goals, which has provided stability to our business and allowed us to focus on future profitable growth. A summary of our goals and results follows:
1.

Focus the Company on distribution and retail sales growth: For the year ended March 27, 2004, sales at our Grocery Distribution segment increased by 3.4% and sales at our Retail segment increased by 4.8%.

2.

Restore retail operations to profitability by installing category management as a way of life: Category management, with the focus on the consumer, is now part of everything that we do. The Retail segment's operating losses have narrowed for the last three quarters. We believe that utilizing and expanding our category management principles throughout the organization combined with other initiatives will return the Retail segment to operating profitability in fiscal 2005.

3.

Align operating cost structure with industry standards: Senior management worked throughout the year to implement cost containment initiatives and improve efficiencies, which coupled with corporate staff reductions in the first and third quarters of fiscal 2004, reduced SG&A over the last two quarters by $2.6 million.

4.

Strengthen financial position by rationalizing under-performing assets: During the first and second quarters of fiscal 2004, we sold and/or closed all remaining Food Town supermarkets. In addition, during the first and fourth quarters, we sold substantially all of the assets of our convenience distribution operations, L&L/Jiroch Distributing Company ("L&L Jiroch"), J.F. Walker Company ("J.F. Walker") and United Wholesale Grocery Company ("United"). These transactions were the primary drivers that allowed us to reduce interest bearing debt by $91.6 million during fiscal 2004.

          In addition to these accomplishments, we also completed the refinancing of our bank facilities during the third quarter. Completion of this refinancing has been a major focus of the management team and its completion provides us with improved financial flexibility.

          Our strategic focus during fiscal 2005 will be on the customer. The customer will be at the forefront of all of our decisions. In conjunction with this focus, we have developed five "Phase I" priorities of our long-term strategic plan to attain our goals, they are:
•	Establish operational excellence: Become the very best we can be at every level, in every department, every day.
•	Rationalize the offer: Make what Spartan Stores offers to the marketplace a stronger, better - more compelling product.
•	Maximize existing customer base: Grow sales to distribution and retail customers.
•	Create a low cost structure: Be cost conscious and efficient in everything we do.
•	Align the organization: Streamline and focus our company to meet the challenges we face together, in a positive, united manner.

          While we expect to return to net profitability during fiscal 2005, we will be faced with competitive store openings in several of the key markets we serve. While we believe that we have developed strategies to combat these competitors, the effectiveness of our strategies will affect our actual financial performance.

          The matters discussed in this Item 7 include forward-looking statements. See "Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Operations as a percentage of net sales and the year-to-year percentage change in dollar amounts:
	Percentage of Net Sales			Percentage Change
	March 27, 2004	March 29, 2003	March 30, 2002	2004/2003	2003/2002
Net sales	100.0	100.0	100.0	4.0	(6.5)
Gross margin	18.4	18.6	18.8	3.2	(7.6)
Selling, general and administrative expenses	17.8	18.1	17.3	2.4	(2.0)
Provision for asset impairments and exit costs	-	2.4	0.0	(100.0)	*
Other	1.0	0.9	0.7	30.6	15.9
(Loss) earnings before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(0.4)	(2.8)	0.8	(83.4)	*
Income taxes	(0.1)	(1.0)	0.3	(83.4)	*
(Loss) earnings from continuing operations	(0.3)	(1.8)	0.5	(83.5)	*
Loss from discontinued operations, net of taxes	(0.0)	(2.6)	0.0	(98.5)	*
Cumulative effect of a change in accounting principle	-	(1.8)	-	(100.0)	*
Net (loss) earnings	(0.3)	(6.2)	0.5	(94.5)	*

* Percentage change is not meaningful

          Results of Continuing Operations for the Fiscal Year Ended March 27, 2004 Compared to the Fiscal Year Ended March 29, 2003

          Net Sales. Net sales increased $79.3 million, or 4.0%, from $1,975.7 million in fiscal 2003 to $2,055.0 million in fiscal 2004.

          Net sales in our Grocery Distribution segment, after intercompany eliminations, increased $37.2 million, or 3.4%, from $1,095.2 million to $1,132.4 million. The increase resulted primarily from new customer sales of $38.9 million.

          Net sales in our Retail segment increased $42.1 million, or 4.8%, from $880.5 million to $922.6 million. Comparable-store sales increased by 3.2%. The sales increases were driven by improved merchandising and promotional programs driven by our focused category management efforts coupled with better operational excellence, sales from three stores open the entire fiscal year of $16.7 million, a shift in the Easter holiday from the fourth quarter of fiscal 2002 to the first quarter of fiscal 2004, the closure of our Food Town stores which transferred some business to select The Pharm locations and the closure of competing stores in three of our northern Michigan markets in the third quarter of fiscal 2004.

          We appointed Craig C. Sturken as President and Chief Executive Officer effective March 3, 2003. Mr. Sturken was appointed Chairman of the Board of Directors in August 2003. Mr. Sturken has more than forty years of retail experience, including ten years as Chief Executive Officer of the Great Atlantic & Pacific Tea Company's Atlantic and Midwest regions. In addition, we hired Dennis Eidson as Executive Vice President Marketing and Merchandising in March 2003 and Ted Adornato as Executive Vice President Retail Operations in December 2003. Both Mr. Eidson and Mr. Adornato have over 20 years of experience in the food industry. The new management brings strong leadership and experience in merchandising, marketing and retail store operations that we believe has improved our category management efforts, sales trends and operating results.

          We reported increased year-over-year sales in both of our segments for all four quarters during fiscal 2004. This growth is despite increasing competition from supercenters and other retailers. During the past year, approximately four supercenters have opened in our markets and we expect the opening of two additional supercenters during the second half of fiscal 2005. We believe that our improved marketing and merchandising practices and the continued weakening of conventional food competitors will allow us to sustain our growth, but at rates closer to industry averages. We are forecasting fiscal 2005 consolidated net sales to improve between 1.0% and 3.0%, with comparable-store sales of 0.0% to 1.5%.

          Gross Margin. Gross margin represents sales less cost of goods sold, which include purchase costs and promotional allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of goods sold when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

          Gross margin increased by $11.8 million, or 3.2%, from $366.8 million to $378.6 million. As a percent of net sales, gross margin decreased from 18.6% to 18.4%. Gross margin was negatively impacted by a $3.7 million (0.2% of net sales) inventory adjustment due to the implementation of a stock ledger inventory and margin management system that significantly enhances our ability to calculate and track gross margin and inventory balances on a weekly basis. The stock ledger automatically captures purchase costs, retail prices and markdowns at the transaction level, making our inventory valuation estimates more precise and improving accountability for results of our merchants and store operators.

          Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses increased $8.7 million, or 2.4%, from $357.4 million to $366.1 million, and were 17.8% of net sales compared to 18.1% last year. The increase in SG&A is due to the following:

•	Increased sales volume driving an increase in SG&A of approximately $6.1 million
•	$1.4 million related to the retirement distribution to the former Chief Executive Officer
•	Increases in operating costs associated with operating three new stores that opened in the last half of fiscal 2003 of approximately $2.9 million.
•

Severance costs associated with corporate staff reductions during the first and third quarters of fiscal 2004 of $1.4 million, partially offset by savings in salaries and benefits related to the reductions

•	General increases in other compensation and benefit costs
•	Reduction in pension expense due to the suspension of service and transition credits for our defined benefit plan

          The accrual of service and transition credits have been reinstated for fiscal 2005, however, effective January 1, 2004, an amendment was made to our defined benefit plan, reducing service credits for certain participants. We expect pension expense to be approximately $2.6 million in fiscal 2005.

          Interest Expense. Interest expense from continuing operations decreased $3.9 million, or 22.5%, from $17.3 million to $13.4 million, and was 0.7% of net sales compared to 0.9% last year. Total average borrowings decreased to $174.6 from $270.8 million as a result of debt repayments primarily generated from the divestiture of non-core business activities.

          In accordance with Emerging Issues Task Force ("EITF") Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the interest on debt that will be required or was required to be repaid as a result of disposal transactions. Interest expense of $1.9 million and $8.6 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for fiscal 2004 and fiscal 2003, respectively. Interest expense allocated to discontinued operations decreased in fiscal 2004 due to the effect of debt paydowns as a result of the disposal of certain discontinued operations during the fiscal year.

          The decrease in interest expense from continuing operations was primarily due to the refinancing of our bank agreement during the third quarter and reductions in covenant waiver and compliance fees. Interest expense was $2.8 million lower during the fourth quarter of fiscal 2004 as compared to fiscal 2003. Fiscal 2003 also included a $0.7 million charge made in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which required us to recognize a portion of our interest rate swap exposure as interest expense. This expense had previously been included in accumulated other comprehensive income (loss) ("AOCI") in the shareholders' equity section of the consolidated balance sheets.

          The weighted average interest rate decreased to 8.77% for fiscal 2004 from 9.59% for fiscal 2003.

          Debt Extinguishment. We recorded a non-cash pre-tax charge of $8.8 million during the third quarter of fiscal 2004 for unamortized bank fees associated with previous financing activities.

          Results of Continuing Operations for the Fiscal Year Ended March 29, 2003 Compared to the Fiscal Year Ended March 30, 2002

          Net Sales. Net sales decreased $136.9 million, or 6.5%, from $2,112.6 million in fiscal 2002 to $1,975.7 million in fiscal 2003.

          We estimate that fiscal 2002 sales were higher than fiscal 2003 sales by approximately $7.4 million due to the two Easter holidays in fiscal 2002. Fiscal 2003 did not include an Easter holiday. Excluding the estimated effect of the early Easter holiday during fiscal 2002, net sales decreased 6.3%, from $2,072.1 million to $1,942.6 million.

          Net sales in our Grocery Distribution segment, after intercompany eliminations, declined $85.4 million, or 7.2%, from $1,180.6 million to $1,095.2 million. The decrease resulted from the weak Michigan economy, the ineffectiveness of our previous promotional program canceled in October 2002, increased competitive conditions affecting our distribution customers and the loss of a customer in the second quarter of fiscal 2002 which generated sales of $25.7 million in fiscal 2002. The shift in the Easter holiday, noted above, also accounted for a 0.1% decline.

          Net sales in our Retail segment decreased $51.5 million, or 5.5%, from $932.0 million to $880.5 million. Comparable-store sales decreased by 7.0%. The sales decreases were driven by increased competitive conditions, a shift in the Easter holiday from the fourth quarter of fiscal 2002 to the first quarter of fiscal 2004, representing a 0.3% decline, and the weak economic environment in Michigan.

          Gross Margin. Gross margin decreased by $30.2 million, or 7.6%, from $397.0 million to $366.8 million. As a percent of net sales, gross margin decreased from 18.8% to 18.6%. The decreases were primarily the result of more aggressive promotional activities and procurement activites in both segments to respond to the increasingly competitive market conditions and to protect market share.

          Selling, General and Administrative Expenses. SG&A expenses decreased $7.3 million, or 2.0%, from $364.7 million to $357.4 million, and were 18.1% of net sales in fiscal 2003 compared to 17.3% in fiscal 2002. SG&A expenses decreased primarily as a result of improved labor productivity in both segments. Also contributing to the decrease in SG&A expenses was the elimination of goodwill amortization expense in the Retail segment. In fiscal 2002, goodwill amortization expense was $3.3 million. Offsetting these decreases were SG&A expenses of $6.2 million related to the addition of three new retail supermarkets in fiscal 2003 and severance of $0.9 million associated with staffing reductions made in fiscal 2003.

          Asset Impairments and Exit Costs. In fiscal 2003, asset impairments and exit costs consist of goodwill impairment of $43.2 million, other long-lived asset impairments of $1.6 million and exit costs of $2.9 million. Based on unfavorable operating results through the third quarter of fiscal 2003, the earnings forecast was revised and a valuation of the Retail segment was conducted. Fair value was determined based on the discounted cash flows and comparable market values for the segment. As a result of the impairment analysis, a loss was recorded to reduce the carrying value of goodwill at the Retail segment to its implied fair value. The other long-lived asset impairments and exit costs relate to the closure of an administrative office for our Retail segment. In fiscal 2002, asset impairments and exit costs consisted primarily of exit costs related to the closure of underperforming stores.

          Interest Expense. Interest expense from continuing operations increased $0.1 million, or 0.4%, from $17.2 million to $17.3 million, and was 0.9% of net sales compared to 0.8% last year. Total average borrowings decreased to $270.8 million from $333.6 million as a result of debt repayments.

          Interest expense of $8.6 million and $9.3 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for fiscal 2003 and fiscal 2002, respectively. Allocated interest expense decreased in fiscal 2003 due to the effect of debt paydowns as a result of the disposal of certain discontinued operations, partially offset by an increase in the interest rate.

          The increase in interest expense from continuing operations was primarily due to a $1.2 million fee incurred for a covenant compliance waiver and a $0.7 million charge made in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which required us to recognize a portion of our interest rate swap exposure as interest expense. This expense had previously been included in AOCI in the shareholders' equity section of the consolidated balance sheets. These increases were almost entirely offset by lower average borrowings.

          The weighted average interest rate (including the effect of interest rate swap agreements) increased to 9.59% for fiscal 2003 from 8.02% for fiscal 2002 partially due to bank waiver and compliance fees.

          Interest Income. Interest income decreased $0.9 million, or 56.0%, from $1.6 million in fiscal 2002 to $0.7 million in fiscal 2003. The fiscal 2002 balance includes $0.4 million in interest related to federal income tax refunds for prior years' filings. Interest income was adversely impacted by lower interest rates in fiscal 2003.

          Other, Net. Other, net decreased by $1.4 million, or 97.6%, from $1.4 million in fiscal 2002 to $0.0 million in fiscal 2003. During fiscal 2002, Other, net consisted primarily of a $1.4 million gain on sales of stock held in a supplier and a service provider.

          Income Taxes. Our effective tax rate increased from 32.3% for fiscal 2002 to 34.9% for fiscal 2003. During the second quarter of fiscal 2002, we reached a settlement with the Internal Revenue Service regarding certain deductions taken in prior years. The resulting refund reduced income tax expense by $0.7 million, resulting in a lower effective tax rate in fiscal 2002.

Discontinued Operations

          Retail Operations. In March 2003, we announced our decision to close 13 Food Town stores and our plans to either sell or close our remaining 26 Food Town stores. During fiscal 2004, we completed the sale of 24 Food Town stores for net proceeds of $42.1 million that were used to reduce outstanding borrowings and pay related transaction expenses. Stores not sold have been closed. Additionally, we had closed six Food Town, two Family Fare Supermakets, one Glen's Markets and four The Pharm stores earlier in fiscal 2003. As a result of these actions, the results of operations of the Food Town stores and other stores closed during fiscal 2003 have been classified as discontinued operations in the consolidated financial statements. Discontinued retail operations include asset impairments and exit costs of $5.8 million and $53.5 million in fiscal 2004 and fiscal 2003, respectively. See Note 4 to the consolidated financial statements.

          Convenience Distribution Operations. During the fourth quarter of fiscal 2004, we completed the sale of the operating assets of United. Proceeds received on the sale of these assets of $16.9 million were used to reduce outstanding borrowings and operating liabilities and pay related transaction expenses in the fourth quarter. The asset sale included a continuing supply agreement between Spartan Stores and the new owner; however, this supply agreement does not constitute a significant continuing involvement, as defined by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As such, the operations and discontinued cash flows of United have been eliminated from the ongoing operations of Spartan Stores.

          During the first quarter of fiscal 2004 we completed the sale of substantially all the assets of L&L/Jiroch and J.F. Walker to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities. The net proceeds were used to reduce outstanding borrowings.

          Grocery Distribution Operations. We consolidated our Toledo, Ohio distribution operations into our Michigan facilities during the fourth quarter of fiscal 2003. As a result of the decision to exit the Food Town stores, the operations related to these facilities have been classified as discontinued operations in the consolidated financial statements because the operations and cash flows of these facilities have been substantially eliminated from ongoing operations. We will continue to distribute to our The Pharm stores in Ohio from our distribution facilities in Michigan. Discontinued grocery distribution operations include asset impairments and exit costs of $0.7 million and $9.7 million in fiscal 2004 and fiscal 2003, respectively.

          Real Estate Operations. In fiscal 2004 and 2003, we sold properties representing substantially all of the remaining assets and operations of our former Real Estate segment; accordingly, we have reported the results of operations of the discontinued components of the Real Estate segment and the net gain (loss) on disposal as discontinued operations. The following table summarizes the sales activity for the discontinued real estate operations for preceding three fiscal years:
Fiscal Year	Number of properties sold	Net proceeds (in millions)	Pre-tax gain (loss) (in millions)
2004	2	$1.6	$0.6
2003	11	$52.2	$18.6
2002	2	$8.6	($0.1)

          Insurance Operations. At March 27, 2004, we had approximately $4.1 million remaining in insurance reserves for open claim liabilities related to policies that were not ceded (transferred) to an unrelated third party. We will remain obligated under these policies until all claims are closed and have retained an independent third party administrator to manage these claims. We have not issued policies since December 31, 2001 and retained liability only for those policies issued prior to September 1, 2000. In fiscal 2003, we recorded a charge of $1.5 million for additional amounts required to be paid to an unrelated third party for claim liabilities previously ceded based upon updated actuarial studies reflecting a larger than originally anticipated obligation. Net loss from insurance operations from the measurement date, January 2001, to March 27, 2004 totaled $2.8 million.

          Discontinued operations generated sales of $320.0 million, $1,279.8 million and $1,397.7 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Total assets of discontinued operations were $8.6 million at March 27, 2004 and $127.1 million at March 29, 2003.

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

          Goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we are no longer recording amortization expense related to goodwill, and instead goodwill is reviewed for impairment on an annual basis. We adopted the provisions of SFAS No. 142 on March 31, 2002. A non-cash goodwill impairment charge of $35.4 million, net of provision for tax benefit of $6.2 million, was recorded in the Retail segment as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. In the third quarter of fiscal 2003, we recorded an impairment charge of $45.0 million (including $1.8 million in discontinued operations), prior to tax benefit of $15.7 million, in the Retail segment.

          Fair value was determined based on the discounted cash flows and comparable market values of the segment. Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on historical experience, current market trends and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures and a 3% long-term assumed growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based on recent sales data for existing operations and other factors. Based on our annual review during fiscal 2004, no goodwill impairment charge was required to be recorded. No goodwill impairment charge would be required even if the current estimate of future discounted cash flows was 10% lower.

          Impairment of Long-Lived Assets Other Than Goodwill. Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. No material impairments for long-lived assets to be held and used were determined to exist for fiscal 2004 or fiscal 2003.

          Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. During fiscal 2004, asset impairment charges of $0.9 million were recorded in discontinued operations, prior to provision for tax benefit of $0.3 million. During fiscal 2003, asset impairment charges of $43.9 million (including $42.3 million in discontinued operations), prior to provision for tax benefit of $15.8 million, were recorded on assets at retail stores, office and warehouse facilities. The related assets are recorded in the Consolidated Balance Sheets as Property and equipment held for sale. Fair values are determined by independent appraisals, quotes or expected sales prices developed by internal real estate professionals. Estimates of expected sales prices are judgments based upon our experience, knowledge of market conditions and current offers received. Changes in market conditions, the economic environment and other factors can significantly impact these estimates. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome.

          Exit Costs. We record exit costs for closed stores that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the market in which the closed store is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the market in which the property is located, the results of previous efforts to sublease similar property and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. At March 27, 2004 exit costs of $18.3 million (including $15.0 million in discontinued operations), which is net of approximately $5.6 million of estimated sublease rentals.

          Pension. Accounting for defined-benefit pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The most significant factor affecting our pension costs is the fair value of plan assets and the selection of key assumptions, including the discount rate, expected return on plan assets, and rate of compensation increases used by our actuary to calculate our liability. We consider current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. In fiscal 2004, we reduced our discount rate to 6.25% from 6.75%. We also lowered our expected return on plan assets to 8.50% from 8.75% based on the assumption that future returns will approximate the historical long-term rates of return for each asset class and our rate of increases in compensation decreased to 4.00% from 4.25% to reflect our long-term anticipated compensation trends. While we believe the assumptions selected are reasonable, significant differences in our actual experience, plan amendments or significant changes in the fair value of our plan assets may materially affect our pension obligations and our future expense.

          The unfunded portion of our defined benefit plans was $3.2 million and $19.0 million for fiscal 2004 and fiscal 2003, respectively. The improvement in the unfunded balance during fiscal 2004 is a result of a decrease in the projected benefit obligation based on lower service costs, due to the freezing of the cash balance pension plan during fiscal 2004, the effect of plan amendments, company contributions and return on plan assets in excess of benefits paid during the year. The plan assets increased by 10.7% primarily due to market gains on assets and company contributions of $4.9 million partially offset by benefit payments during the year of $8.2 million.

          Fiscal 2004 pension expense of $1.5 million includes $2.2 million of settlement expense related to the retirement of our former Chief Executive officer, staff reductions and the sale of discontinued operations. The settlement expense was partially offset by expected return on plan assets in excess of service and interest costs, amortization and deferrals and curtailment income of $0.2 million.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for fiscal 2004, fiscal 2003 and fiscal 2002 (in thousands):
	March 27, 2004	March 29, 2003	March 30, 2002
Net cash provided by operating activities	$27,566	$20,230	$57,967
Net cash used in investing activities	(10,283)	(11,148)	(14,511)
Net cash used in financing activities	(6,922)	(47,570)	(21,393)
Net cash (used in) provided by discontinued operations	(20,988)	33,840	(15,686)

Net (decrease) increase in cash and cash equivalents	(10,627)	(4,648)	6,377
Cash and cash equivalents at beginning of year	23,306	27,954	21,577
Cash and cash equivalents at end of year	$12,679	$23,306	$27,954

          Net cash provided by operating activities increased during fiscal 2004 primarily due to the receipt of a tax refund associated with net operating loss carrybacks of $9.3 million in the first quarter of fiscal 2004 and lower losses from continuing operations. These improvements were offset by reductions in accounts payable due to changes in the timing of interest payments associated with our new bank financing and vendor payments. The decrease in net cash provided by operating activities of continuing operations in fiscal 2003 is primarily the result of decreased earnings from continuing operations and changes in working capital related to the payment of supply fees to certain customers, the recording of the $9.3 million tax refund and an increase in inventory.

          Net cash used in investing activities decreased in fiscal 2004 and fiscal 2003 due to reduced capital expenditure activity. Our Retail segment uses a majority, or 65.6%, 68.9% and 56.1% during fiscal 2004, fiscal 2003 and fiscal 2002, respectively, of our capital expenditure dollars. These capital expenditures are primarily spent on store refurbishments and new equipment. Under the terms of our senior secured revolving credit facility and our supplemental secured credit facility ("credit facilities"), should our available borrowings fall below certain levels, our capital expenditures are restricted to $22.0 million in fiscal 2005, increasing to $30.3 million per year by fiscal 2008. We expect capital expenditures to approximate $22.0 million in fiscal 2005. We are not currently governed by these restrictions, as discussed below.

          Net cash used in financing activities includes cash paid and received from our long-term borrowings and the payment of financing fees associated with our new credit facilities. Our current maturities of long-term debt at March 27, 2004 are $4.2 million. Our ability to borrow additional funds is governed by the terms of our credit facilities, discussed below.

          Net cash provided by (used in) discontinued operations contains the net cash flows of our discontinued operations and consists primarily of net proceeds received on the sale of assets, net of identifiable debt repayments, the payment of store exit cost reserves, partial year operating results and the payment of severance and related benefit accruals of employees that previously worked for discontinued operations. We expect the cash usage of our discontinued operations will be approximately $7.0 million in fiscal 2005 for the payment of store exit costs and other liabilities and will gradually decrease from that level over the next five years.

          Our principal sources of liquidity are cash flows generated from operations and effective December 23, 2003, a $170.0 million senior secured revolving credit facility and a $15.0 million supplemental secured credit facility. These two credit facilities terminate on December 23, 2007, and are secured by substantially all of our assets. We recorded a charge of $8.8 million for unamortized bank fees associated with previous financing activities during the third quarter of fiscal 2004. Available borrowings under the credit facilities are based on stipulated advance rates on eligible assets, as defined in the credit agreements. The credit facilities contain covenants that include the maintenance of minimum EBITDA and maximum capital expenditures, as defined in the credit agreements. These covenants will not be effective as long as we maintain a minimum excess availability level, as defined in the credit agreements. We have available borrowings of $38.9 million at March 27, 2004 and maximum availability of $48.9 million, which exceeds the minimum excess availability levels. The credit facilities provide for the issuance of letters of credit of which $12.3 million were outstanding and unused as of March 27, 2004. The senior secured revolving credit facility bears interest at the Eurodollar rate plus 3.0% or the prime rate plus 0.75%

(weighted average interest rate of 4.21% at March 27, 2004). The supplemental secured credit facility bears interest at a fixed 16.0% interest rate.

          Prior to refinancing our outstanding bank debt, we had a $385.0 million senior secured credit facility pursuant to an Amended and Restated Credit Agreement dated July 29, 2002, as amended, consisting of (1) a revolving credit facility in the amount of $60.0 million, (2) a term loan A in the amount of $100.0 million, (3) an acquisition facility in the amount of $75.0 million and (4) a term loan B in the amount of $150.0 million.

          The credit agreements which govern our credit facilities do not allow us to make "restricted payments." "Restricted payments" include cash dividends, as well as redemption of shares and a variety of other types of payments as defined in the bank credit agreements, which are filed as an exhibit to this Form 10-K. The covenants in the bank credit agreements could allow for the payment of dividends in the future. However, we intend to use any net earnings generated from our operations, to repay debt and to acquire additional retail operations. We do not anticipate paying any cash dividends for the foreseeable future.

          We have in the past offered non-subordinated variable rate promissory notes to the public. Effective March 31, 2003, we suspended the promissory note program and all notes were repaid as of that date.

          Our current ratio decreased from 1.38:1.00 at March 29, 2003 to 1.25:1.00 at March 27, 2004 and our investment in working capital improved to $34.2 million at March 27, 2004 from $87.2 million at March 28, 2003. The reduced investment is the result of store closings, divestiture activity and more effective working capital management.

          Our long-term debt to equity ratio at March 27, 2004 improved to 1.18:1.00 from 1.68:1.00 at March 29, 2003. The improvement was primarily due to the reduction of long-term debt by $91.6, including current maturities, during fiscal 2004, partially offset by the current year net loss.

          Our total capital structure includes borrowings under our credit facilities, various other debt instruments, leases and shareholders' equity. Management believes that cash generated from operating activities and available borrowings under the credit facility will likely be sufficient to support operations under current circumstances.

          The table below presents our significant contractual obligations as of March 27, 2004:
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$128,793	$4,177	$8,505	$113,123	$2,988
Operating leases	149,213	22,801	38,926	29,989	57,497
Lease and ancillary costs of closed stores	18,338	5,669	7,679	3,500	1,490
Purchase obligations (1)	368,703	230,433	105,723	11,822	20,725
Self-insurance liability	12,838	7,008	3,907	1,245	678
Other	1,287	1,287	-	-	-
Total	$679,172	$271,375	$164,740	$159,679	$83,378

(1) The majority of our purchase obligations involve supply contracts to purchase products for resale in the ordinary course of business. These contracts are typically cancellable and therefore no amounts have been included in the table above. The purchase obligations shown in this table represents the amount of product we are contractually obligated to purchase to earn $4.4 million in upfront contract monies received. If we do not fulfill these purchase obligations, we would only be obligated to repay the unearned upfront contract monies.

          In addition to the above, we expect to contribute $0.8 million to our defined benefit plans in fiscal 2005 to meet the minimum funding requirements.

New Accounting Standards

          In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No.145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result, gains and losses from the extinguishment of debt should be reported as extraordinary items only if they meet the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains and losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations for all periods presented. We adopted the provisions of SFAS No. 145 on March 30, 2003. The $8.8 million debt extinguishment charge was recorded in the loss from continuing operations as a result of adopting this statement.

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

          In December 2003, the FASB issued a revision of Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Revised Interpretation") which defers the effective date of provisions for certain variable interest entities ("VIE"), provides additional scope exceptions for certain other variable interests, clarifies the impact of troubled debt restructurings on whether an entity is a VIE or which party is the primary beneficiary of a VIE and provides additional guidance on what constitutes a variable interest. We adopted the provisions of the Revised Interpretation relating to special-purpose entities in the third quarter of fiscal 2004 and adopted the provision for all other types of VIE's during the fourth quarter of fiscal 2004. The adoption of the Revised Interpretation did not have a material impact on our financial statements.

          In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("Revised SFAS 132") to improve financial statement disclosures for defined benefit plans. The Revised SFAS 132 requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. We are now required to provide additional disclosures, including, but not limited to, a breakdown of plan assets by category, a description of investment policies and strategies and target allocation percentages for these asset categories. We adopted the disclosure provisions of the Revised SFAS 132 in fiscal 2004.

          In January 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act, signed into law in December 2003, introduces a prescription drug benefit under Medicare ("Medicare Part D") and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP FAS 106-1 does not provide specific guidance as to whether a sponsor should recognize the effects of the Act on its accumulated postretirement benefit obligation ("APBO") and net postretirement benefit costs, and if so, when and how to account for those effects. The Act introduces two new features to Medicare that a sponsor needs to consider when measuring its APBO and net periodic postretirement benefit costs: a subsidy to a plan sponsor that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000 and the opportunity for a retiree to obtain a prescription drug benefit under Medicare.

          As permitted, we elected to defer the adoption of FSP FAS 106-1. Therefore, the APBO and net postretirement benefit costs disclosed in the financial statements do not reflect the impacts of the Act on the plan. The deferral will continue to apply until the specific authoritative accounting guidance for the federal subsidy is issued. Authoritative guidance on the accounting for the federal subsidy is pending, and when issued, could require information previously reported in the financial statements to change. The Act is not expected to have a significant impact on our APBO or net postretirement benefit costs.
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

          We are exposed to industry related price changes on several commodities that we buy and sell in both our Grocery Distribution and Retail segments.

          We are also exposed to interest rate risk on a portion of outstanding debt. The senior secured revolving credit facility bears interest at the Eurodollar rate plus 3.0% or the prime rate plus 0.75% (weighted average interest rate of 4.21% at March 27, 2004). An additional $3.1 million of our long-term debt is subject to fluctuations in the prime rate. The weighted average interest rates for fiscal 2004, fiscal 2003 and fiscal 2002 were 8.77%, 9.59%, and 8.02%, respectively.

          We previously managed interest rate risk on a majority of our debt through the use of interest rate swap agreements that expired on June 30, 2003. We did not enter into new interest rate swap agreements at the expiration of the prior agreements.

          The estimated carrying value of long-term debt approximates its fair value at March 27, 2004 and March 29, 2003 due to variable interest rates that cover a majority of the long-term debt and a comparison of fixed rate debt to estimated rates that would currently be available for debt with similar terms and maturities. The following table sets forth the maturities of our debt outstanding as of March 27, 2004:

(In thousands)
Fiscal Year
2005	$4,177
2006	5,757
2007	2,748
2008	112,545
2009	578
Thereafter	2,988
$128,793

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Spartan Stores, Inc.
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries as of March 27, 2004 and March 29, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 27, 2004. These financial statements are the responsibility of Spartan Stores, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 27, 2004 and March 29, 2003 and the results of their operations and their cash flows for each of the three years in the period ended March 27, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, during the year ended March 29, 2003, Spartan Stores, Inc. and subsidiaries changed its method of accounting for goodwill (Note 2) and discontinued operations (Note 3) to conform to Statement of Financial Accounting Standards Nos. 142 and 144.

/s/Deloitte & Touche LLP
Grand Rapids, Michigan
April 30, 2004

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
Assets	March 27, 2004	March 29, 2003

Current assets
Cash and cash equivalents	$12,679	$23,306
Accounts receivable, net	39,952	70,747
Inventories	97,771	138,095
Prepaid expenses and other current assets	9,578	14,846
Refundable income taxes	-	9,349
Deferred taxes on income	6,353	4,113
Property and equipment held for sale	4,051	54,684
Total current assets	170,384	315,140

Other assets
Goodwill, net	72,105	68,743
Deferred taxes on income	25,147	25,566
Other, net	16,438	26,785
Total other assets	113,690	121,094

Property and equipment
Land and improvements	13,221	14,295
Buildings and improvements	112,636	113,092
Equipment	204,069	205,494
Total property and equipment	329,926	332,881
Less accumulated depreciation and amortization	221,489	212,809
Net property and equipment	108,437	120,072

Total assets	$392,511	$556,306

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)

Spartan Stores, Inc. and Subsidiaries
(In thousands)
Liabilities and Shareholders' Equity	March 27, 2004	March 29, 2003

Current liabilities
Accounts payable	$75,267	$112,181
Accrued payroll and benefits	23,597	28,533
Insurance reserves	12,838	14,783
Accrued taxes	5,476	16,735
Other accrued expenses	14,815	19,150
Current maturities of long-term debt	4,177	36,594
Total current liabilities	136,170	227,976

Other long-term liabilities	14,255	18,859
Postretirement benefits	11,803	16,022
Long-term debt	124,616	183,817

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 20,092 and 19,999 shares outstanding	116,666	116,388
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Deferred stock-based compensation	(179)	-
Accumulated other comprehensive loss	(182)	(2,816)
Accumulated deficit	(10,638)	(3,940)
Total shareholders' equity	105,667	109,632

Total liabilities and shareholders' equity	$392,511	$556,306

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)
	Year Ended
	March 27, 2004	March 29, 2003	March 30, 2002

Net sales	$2,054,977	$1,975,677	$2,112,599
Cost of goods sold	1,676,361	1,608,882	1,715,556
Gross margin	378,616	366,795	397,043

Operating expenses
Selling, general and administrative	366,054	357,442	364,720
Provision for asset impairments and exit costs	-	47,711	1,030
Total operating expenses	366,054	405,153	365,750

Operating earnings (loss)	12,562	(38,358)	31,293

Other income and expenses
Interest expense	13,419	17,320	17,251
Debt extinguishment	8,798	-	-
Interest income	(628)	(695)	(1,582)
Other, net	80	(33)	(1,353)
Total other income and expenses	21,669	16,592	14,316

(Loss) earnings before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(9,107)	(54,950)	16,977
Income taxes	(3,187)	(19,159)	5,476
(Loss) earnings from continuing operations	(5,920)	(35,791)	11,501

Loss from discontinued operations, net of taxes	(778)	(51,164)	(1,654)
Cumulative effect of a change in accounting principle, net of taxes	-	(35,377)	-
Net (loss) earnings	$(6,698)	$(122,332)	$9,847

Basic and diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.30)	$(1.80)	$0.59
Loss from discontinued operations	(0.03)	(2.57)	(0.09)
Cumulative effect of a change in accounting principle	-	(1.78)	-
Net (loss) earnings	$(0.33)	$(6.15)	$0.50

Weighted average shares:
Basic	20,016	19,896	19,549
Diluted	20,016	19,896	19,690

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

Balance - April 1, 2001	19,262	$109,868	$-	$-	$108,545	$218,413

Comprehensive income, net of tax:
Net earnings for fiscal 2002	-	-	-	-	9,847	9,847
Cumulative effect of a change in
accounting principle	-	-	-	(1,588)	-	(1,588)
Unrealized loss on securities	-	-	-	(36)	-	(36)
Minimum pension liability adjustment	-	-	-	(137)	-	(137)
Net loss on interest rate swap agreements	-	-	-	(861)	-	(861)
Total comprehensive income	-	-	-	-	-	7,225

Purchases of common stock	(4)	(33)	-	-	-	(33)
Issuances of common stock	508	5,887	-	-	-	5,887

Balance - March 30, 2002	19,766	115,722	-	(2,622)	118,392	231,492

Comprehensive loss, net of tax:
Net loss for fiscal 2003	-	-	-	-	(122,332)	(122,332)
Unrealized gain on interest rate
swap agreements	-	-	-	2,077	-	2,077
Minimum pension liability adjustment	-	-	-	(2,428)	-	(2,428)
Unrealized gain on securities	-	-	-	157	-	157
Total comprehensive loss	-	-	-	-	-	(122,526)

Issuances of common stock	233	666	-	-	-	666

Balance - March 29, 2003	19,999	116,388	-	(2,816)	(3,940)	109,632

Comprehensive loss, net of tax:
Net loss for fiscal 2004	-	-	-	-	(6,698)	(6,698)
Unrealized gain on interest rate
swap agreements	-	-	-	372	-	372
Minimum pension liability adjustment	-	-	-	2,383	-	2,383
Unrealized loss on securities	-	-	-	(121)	-	(121)
Total comprehensive loss	-	-	-	-	-	(4,064)

Purchases of common stock	(56)	(164)	-	-	-	(164)
Issuances of restricted stock	149	442	(442)	-	-	-
Amortization of restricted stock	-	-	263	-	-	263

Balance - March 27, 2004	20,092	$116,666	$(179)	$(182)	$(10,638)	$105,667

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Year Ended
	March 27, 2004	March 29, 2003	March 30, 2002
Cash flows from operating activities
Net (loss) earnings	$(6,698)	$(122,332)	$9,847
Loss from discontinued operations	778	51,164	1,654
Cumulative effect of a change in accounting principle	-	35,377	-
(Loss) earnings from continuing operations	(5,920)	(35,791)	11,501
Adjustments to reconcile net (loss) earnings to
net cash provided by operating activities:
Debt extinguishment	8,798	-	-
Provision for asset impairments and exit costs	-	47,711	1,030
Depreciation and amortization	28,433	30,022	32,413
Postretirement benefits	(553)	(987)	(976)
Deferred taxes on income	(3,202)	(34,130)	2,362
Other, net	273	643	(1,228)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,422	6,680	42
Inventories	8,501	(3,841)	(731)
Prepaid expenses and other assets	6,597	(8,052)	260
Refundable income taxes	9,349	(9,349)	-
Accounts payable	(20,074)	15,326	15,975
Accrued payroll and benefits	3,490	3,296	(10,888)
Insurance reserves	43	(367)	3,403
Accrued taxes	(5,851)	4,759	772
Other accrued expenses and other liabilities	(5,740)	4,310	4,032
Net cash provided by operating activities	27,566	20,230	57,967

Cash flows from investing activities
Purchases of property and equipment	(11,539)	(12,104)	(17,498)
Net proceeds from the sale of assets	630	233	4,383
Acquisitions, net of cash acquired	-	-	(2,106)
Other	626	723	710
Net cash used in investing activities	(10,283)	(11,148)	(14,511)

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)
Cash flows from financing activities
Net proceeds (payments) from revolver	108,801	(300)	13,000
Proceeds from long-term borrowings	15,000	-	4,017
Repayment of long-term debt	(121,637)	(43,448)	(37,941)
Financing fees paid	(9,086)	(4,488)	(1,242)
Proceeds from sale of common stock	-	666	806
Common stock purchased	-	-	(33)
Net cash used in financing activities	(6,922)	(47,570)	(21,393)

Discontinued operations:
Net cash provided by (used in) discontinued operations	(20,988)	33,840	(15,686)

Net (decrease) increase in cash and cash equivalents	(10,627)	(4,648)	6,377
Cash and cash equivalents at beginning of year	23,306	27,954	21,577
Cash and cash equivalents at end of year	$12,679	$23,306	$27,954

Supplemental Cash Flow Information:
Cash paid for interest	$19,415	$24,783	$25,558
Cash paid for income taxes	$99	$497	$196

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

Risks and Uncertainties: Approximately 12% of Spartan Stores' associates, which represents approximately 56% of union associates, are represented by contracts that expire by April 2005.

Fiscal Year: Spartan Stores' fiscal year ends on the last Saturday of March. The fiscal years ended March 27, 2004, March 29, 2003 and March 30, 2002 consisted of 52 weeks.

Revenue Recognition: The Retail segment recognizes revenues from the sale of products at the point of sale. The Grocery Distribution segment recognizes revenues when products are shipped or ancillary services are provided.

Cost of Goods Sold: Cost of goods sold includes purchase costs and promotional allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of goods sold when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

Fair Value Disclosures of Financial Instruments: Financial instruments include cash and cash equivalents, marketable securities, accounts and notes receivable, accounts payable, long-term debt and interest rate swap agreements. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts and notes payable approximate fair value at March 27, 2004 and March 29, 2003 because of the short-term nature of these financial instruments. The estimated carrying value of long-term debt approximates its fair value at March 27, 2004 and March 29, 2003 due to variable interest rates that cover a majority of the long-term debt and a comparison of fixed rate debt to estimated rates that would currently be available for debt with similar terms and maturities.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts Receivable: Accounts receivable are shown net of allowances for credit losses of $4.8 million in fiscal 2004 and $6.3 million in fiscal 2003.

Inventory Valuation: Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. If replacement cost had been used, inventories would have been $40.9 million and $53.8 million higher at March 27, 2004 and March 29, 2003, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spartan Stores utilizes the retail inventory method to value inventory at the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of goods sold and gross margin calculated by applying a cost ratio to the retail value of inventories. During the fourth quarter of fiscal 2004, Spartan Stores implemented a stock ledger inventory and margin management system that significantly enhances its ability to calculate and track gross margin and inventory balances on a weekly basis. The stock ledger automatically captures purchase costs, retail prices and markdowns at the transaction level, making our inventory valuation estimates more precise. Spartan Stores recorded a pretax non-cash charge of $3.7 million ($2.4 million after tax) in Cost of goods sold as a result of the implementation of this system.

Long-Lived Assets Other than Goodwill: Spartan Stores reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices developed by internal real estate professionals. Estimates of future cash flows and expected sales prices are judgments based upon Spartan Stores' experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, real estate market conditions and inflation.

Property and Equipment Held for Sale: Property and equipment held for sale consists of land, buildings and equipment that Spartan Stores expects to sell within 12 months. The assets are included in the following segments (in thousands):
	2004	2003
Grocery Distribution	$2,652	$914
Discontinued operations - Retail	551	39,274
Discontinued operations - Grocery Distribution	-	1,368
Discontinued operations - Convenience Distribution	-	11,612
Discontinued operations - Real Estate	848	1,516
Total	$4,051	$54,684

Goodwill: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed at least annually for impairment using a discounted cash flow model.

Other Assets: Included in Other assets are intangibles, debt issuance costs and the long-term portion of prepaid customer supply agreements which are being amortized over the terms of the related agreements. Intangible assets consist of favorable lease agreements and non-compete agreements, which are amortized on a straight-line basis over the lease terms of 3 to 20 years, or the agreement length of 3 to 15 years.

During fiscal 2002, net gains of approximately $1.4 million were recognized from the sales of stock held in a supplier and a service provider accounted for by the cost method and are included in Other, net in the Consolidated Statements of Operations.

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

Software development costs are generally capitalized and amortized between 3 and 5 year periods commencing as each system is implemented.

Accounts Payable: Accounts payable include checks that have been issued and have not cleared Spartan Stores' controlled disbursement bank accounts.

Insurance Reserves: Insurance reserves include a provision for reported and incurred but not reported losses related to reinsurance policies that insure the run-off of retained risk associated with the discontinued Insurance segment. Also included are provisions for workers' compensation, health and property insurance for which Spartan Stores is self-insured. Losses are recorded when reported and consist of individual case estimates. Incurred but not reported losses are actuarially estimated based on available historical information.

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

Derivative Financial Instruments: Spartan Stores previously used interest rate swap agreements that expired on June 30, 2003. The agreements effectively converted a portion of variable rate debt to a fixed rate basis. These agreements were considered to be a hedge against changes in future cash flows. Accordingly, the interest rate swap agreements are included in Other long-term liabilities in the Consolidated Balance Sheets as of March 29, 2003, and the related gain or loss on these contracts was deferred in shareholders' equity as a component of accumulated other comprehensive income.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation: Spartan Stores has a stock incentive plan, which is more fully described in Note 10. Spartan Stores accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost for stock options is reflected in net (loss) earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) earnings and (loss) earnings per share as if Spartan Stores had applied the fair value recognition principles of Statement of Financial Accounting Standards ("SFAS") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

(In thousands, except per share data)
	2004	2003	2002

Net (loss) earnings, as reported	$(6,698)	$(122,332)	$9,847
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(442)	(1,297)	(898)

Pro forma net (loss) earnings	$(7,140)	$(123,629)	$8,949

Basic and diluted (loss) earnings per share - as reported	$(0.33)	$(6.15)	$0.50
Basic and diluted (loss) earnings per share - pro forma	$(0.36)	$(6.21)	$0.46

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
	2004	2003	2002

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	39.00%	39.00%	37.00%
Risk-free interest rate	3.19% - 3.81%	3.21% - 5.03%	4.38 - 5.14%
Expected life of option	8 years	8 years	6 years

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

Weighted average shares issuable upon the exercise of stock options that were not included in the (loss) earnings per share calculations were 1,430,340 in fiscal 2004, 1,419,239 in fiscal 2003 and 334,014 in fiscal 2002.

Advertising Costs: Spartan Stores' gross advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations. Advertising expenses were $16.2 million in fiscal 2004, $16.3 million in fiscal 2003 and $16.6 million in fiscal 2002.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Income: Comprehensive income (loss) is net earnings (loss) adjusted for the net gain or loss on interest rate swap agreements, including the cumulative effect of a change in accounting, unrealized gains and losses on securities and minimum pension liability, net of applicable income taxes.

(In thousands)	Unrealized Gain (Loss) on Securities	Interest Rate Swap Liability	Minimum Pension Liability	Accumulated Other Comprehensive Loss
Balances at March 31, 2002	$(36)	$(2,449)	$(137)	$(2,622)
Other comprehensive gain (loss) for 2003	157	2,077	(2,428)	(194)
Balances at March 29, 2003	121	(372)	(2,565)	(2,816)
Other comprehensive gain (loss) for 2004	(121)	372	2,383	2,634
Balances at March 27, 2004	$-	$-	$(182)	$(182)

Recently Issued Accounting Standards: In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No.145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result, gains and losses from the extinguishment of debt should be reported as extraordinary items only if they meet the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains and losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations for all periods presented. Spartan Stores adopted the provisions of SFAS No. 145 on March 30, 2003. The $8.8 million debt extinguishment charge was recorded in the loss from continuing operations as a result of adopting this statement.

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

          In December 2003, the FASB issued a revision of Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Revised Interpretation") which defers the effective date of provisions for certain variable interest entities ("VIE"), provides additional scope exceptions for certain other variable interests, clarifies the impact of troubled debt restructurings on whether an entity is a VIE or which party is the primary beneficiary of a VIE and provides additional guidance on what constitutes a variable interest. Spartan Stores adopted the provisions of the Revised Interpretation relating to special-purpose entities in the third quarter of fiscal 2004 and adopted the provision for all other types of VIE's during the fourth quarter of fiscal 2004. The adoption of the Revised Interpretation did not have a material impact on Spartan Stores' financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("Revised SFAS 132") to improve financial statement disclosures for defined benefit plans. The Revised SFAS 132 requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Spartan Stores is now required to provide additional disclosures, including, but not limited to, a breakdown of plan assets by category, a description of investment policies and strategies and target allocation percentages for these asset categories. Spartan Stores adopted the disclosure provisions of the Revised SFAS 132 in fiscal 2004.

          In January 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-1 , "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act, signed into law in December 2003, introduces a prescription drug benefit under Medicare ("Medicare Part D") and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP FAS 106-1 does not provide specific guidance as to whether a sponsor should recognize the effects of the Act on its accumulated postretirement benefit obligation ("APBO") and net postretirement benefit costs, and if so, when and how to account for those effects. The Act introduces two new features to Medicare that a sponsor needs to consider when measuring its APBO and net periodic postretirement benefit costs: a subsidy to a plan sponsor that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000 and the opportunity for a retiree to obtain a prescription drug benefit under Medicare.

          As permitted, Spartan Stores elected to defer the adoption of FSP FAS 106-1. Therefore, the APBO and net postretirement benefit costs disclosed in the financial statements do not reflect the impacts of the Act on the plan. The deferral will continue to apply until the specific authoritative accounting guidance for the federal subsidy is issued. Authoritative guidance on the accounting for the federal subsidy is pending, and when issued, could require information previously reported in the financial statements to change. The Act is not expected to have a significant impact on Spartan Stores' APBO or net postretirement benefit costs.

Reclassifications: Certain reclassifications have been made to the fiscal 2003 and fiscal 2002 financial statements to conform to the fiscal 2004 presentation.

Note 2
Goodwill and Other Intangible Assets

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Spartan Stores' adoption of SFAS No. 142 eliminated the amortization of goodwill as of the beginning of fiscal 2003.

The following table adjusts net (loss) earnings and (loss) earnings per share for the adoption of SFAS No. 142:
(In thousands, except per share data)
	2004	2003	2002

Net (loss) earnings, as reported	$(6,698)	$(122,332)	9,847
Add: Goodwill amortization, net of tax	-	-	2,912
Adjusted net (loss) earnings	$(6,698)	$(122,332)	$12,759

Reported basic and diluted (loss) earnings per share	$(0.33)	$(6.15)	$0.50
Add: Goodwill amortization, net of tax	-	-	0.15
Adjusted basic and diluted (loss) earnings per share	$(0.33)	$(6.15)	$0.65

Changes in the carrying amount of goodwill were as follows:
(in thousands)	Retail	Grocery Distribution	Other	Total
Balance at March 30, 2002, net of accumulated amortization	$155,200	$-	$43	$155,243
Allocation of goodwill upon adoption of SFAS No. 142	(30,300)	30,300	-	-
Impairment of goodwill recognized as a cumulative effect of a change in accounting principle	(41,600)	-	-	(41,600)
Impairment of goodwill recognized in operating loss	(43,154)	-	-	(43,154)
Impairment of goodwill recognized in discontinued operations	(1,846)	-	-	(1,846)
Other	100	-	-	100
Balance at March 29, 2003	38,400	30,300	43	68,743
Other	-	-	(43)	(43)
Acquisition of retail operations	3,405	-	-	3,405
Balance at March 27, 2004	$41,805	$30,300	$-	$72,105

During the fourth quarter of fiscal 2004, Spartan Stores acquired the equipment and lease rights for two Northern Supermarket's Inc. retail stores for approximately $3.6 million. These stores were located in markets currently served by Spartan Stores. One of the acquired locations will remain closed, while Spartan Stores will transfer the operations of its existing store into the other acquired store due to its larger size and better overall location in the community. As a result, store exit costs of $3.3 million have been recorded.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the third quarter of fiscal 2003, a valuation of the Retail segment was conducted due to significantly lower than anticipated operating results and cash flows. Fair value was determined based on the discounted cash flows and comparable market values for the segment. As a result of the impairment analysis, a loss was recorded to reduce the carrying value of goodwill at the Retail segment by $45.0 million (including $1.8 million in discontinued operations), prior to provision for tax benefit of $15.7 million, to its implied fair value.

The following table reflects the components of amortized intangible assets, included in Other, net on the Consolidated Balance Sheets:
(In thousands)	March 27, 2004		March 29, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$5,382	$2,816	$6,739	$3,401
Favorable leases	2,506	909	2,506	699
Total	$7,888	$3,725	$9,245	$4,100

The weighted average amortization period of non-compete agreements, favorable leases, and intangible assets in total is 10.5 years, 15.0 years and 11.8 years, respectively. Amortization expense for intangible assets was $0.9 million and $1.0 million for the fiscal years 2004 and 2003, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:
(In thousands)	Fiscal Year	Amortization Expense
	2005	$643
	2006	562
	2007	471
	2008	406
	2009	399

	Total	$2,481

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3
Discontinued Operations

The following table details the results of discontinued operations reported on the Consolidated Statements of Operations by operating segment:
(In thousands)	Year Ended
	March 27, 2004	March 29, 2003	March 30, 2002
Discontinued retail operations
Loss from discontinued operations (less applicable taxes of ($3,421), ($30,710) and ($1,912))	$(6,353)	$(56,104)	$(3,570)
Gain on disposal of discontinued operations (less applicable taxes of $384)	714	-	-
Loss from discontinued retail operations	(5,639)	(56,104)	(3,570)

Discontinued convenience distribution operations
(Loss) earnings from discontinued operations (less applicable taxes of $578, $1,968 and $2,261)	(94)	3,727	3,807
Gain on disposal of discontinued operations (less applicable taxes of $2,908 and $32)	5,401	59	-
Earnings from discontinued convenience distribution operations	5,307	3,786	3,807

Discontinued grocery distribution operations
(Loss) earnings from discontinued operations (less applicable taxes of $(526), ($4,670) and $38)	(518)	(8,727)	70

Discontinued real estate operations
Loss from discontinued operations (less applicable taxes of ($18), ($397) and $(26))	(33)	(736)	(46)
Gain on disposal of discontinued operations (less applicable taxes of $227 and $6,509)	421	12,077	-
Earnings (loss) from discontinued real estate operations	388	11,341	(46)

Discontinued insurance operations
Loss from discontinued operations (less applicable taxes of ($864), ($784) and ($1,032))	(316)	(1,460)	(1,915)

Total discontinued operations
Loss from discontinued operations (less applicable taxes of ($4,251), ($34,593) and ($671))	(7,314)	(63,300)	(1,654)
Gain on disposal of discontinued operations (less applicable taxes of $3,519 and $6,541)	6,536	12,136	-
Total loss from discontinued operations	$(778)	$(51,164)	$(1,654)

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all years presented, unless otherwise noted.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retail Operations

During fiscal 2003, Spartan Stores announced the closing of 13 of our Food Town retail stores principally located in Toledo, Ohio and outlying areas with the remaining 26 Food Town stores to be sold or closed. During fiscal 2004, Spartan Stores completed the sale of 24 Food Town stores for net proceeds of $42.1 million. Stores not sold have been closed. Additionally, during the first three quarters of fiscal 2003, 15 retail stores were closed. As a result of these actions, the results of operations of the Food Town stores and other stores closed during fiscal 2003 have been classified as discontinued operations in the consolidated financial statements. Discontinued retail operations include asset impairments and exit costs of $5.8 million and $53.5 million in fiscal 2004 and fiscal 2003, respectively.

Convenience Distribution Operations

During the fourth quarter of fiscal 2004, Spartan Stores completed the sale of the operating assets of United Wholesale Grocery Company ("United"). Proceeds received on the sale of these assets of $16.9 million were used to reduce outstanding borrowings and operating liabilities and pay related transaction expenses in the fourth quarter. The asset sale included a continuing supply agreement between Spartan Stores and the new owner; however, this supply agreement does not constitute a significant continuing involvement, as defined by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As such, the operations and discontinued cash flows of United have been eliminated from the ongoing operations of Spartan Stores.

During the first quarter of fiscal 2004 we completed the sale of substantially all the assets of L&L/Jiroch Distributing Company and J.F. Walker Company to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities.

Grocery Distribution Operations

Spartan Stores consolidated its Toledo, Ohio distribution operations into its Michigan facilities during the fourth quarter of fiscal 2003. As a result of the decision to exit the Food Town stores, the operations related to these facilities have been classified as discontinued operations in the consolidated financial statements because the operations and cash flows of these facilities have been substantially eliminated from ongoing operations. Spartan Stores continues to distribute to its The Pharm stores in Ohio from its distribution facilities in Michigan. Discontinued grocery distribution operations include asset impairments and exit costs of $0.7 million and $9.7 million in fiscal 2004 and fiscal 2003, respectively.

Real Estate Operations

In fiscal 2004 and 2003, we sold properties representing substantially all of the remaining assets and operations of our former Real Estate segment; accordingly, we have reported the results of operations of the discontinued components of the Real Estate segment and the net gain (loss) on disposal as discontinued operations. The following table summarizes the sales activity for the discontinued real estate operations for preceding three fiscal years:
Fiscal Year	Number of properties sold	Net proceeds (in millions)	Pre-tax gain (loss) (in millions)
2004	2	$1.6	$0.6
2003	11	$52.2	$18.6
2002	2	$8.6	($0.1)

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Insurance Operations

At March 27, 2004, Spartan Stores had approximately $4.1 million remaining in insurance reserves for open claim liabilities related to policies that were not ceded (transferred) to an unrelated third party. Spartan Stores will remain obligated under these policies until all claims are closed and have retained an independent third party administrator to manage these claims. Spartan Stores has not issued policies since December 31, 2001 and retains liability only for those policies issued prior to September 1, 2000. In fiscal 2003, Spartan Stores recorded a charge of $1.5 million for additional amounts required to be paid to an unrelated third party for claim liabilities previously ceded based upon updated actuarial studies reflecting a larger than originally anticipated obligation. Net loss from the insurance operations from the measurement date, January 2001, to March 27, 2004 totaled $2.8 million.

Sales and significant assets and liabilities of discontinued operations are included below:
	Retail	Convenience Distribution	Grocery Distribution	Real Estate	Insurance
(In thousands, except per share data)

Sales
March 27, 2004	$59,802	$260,236	$-	$-	$-
March 29, 2003	403,452	873,007	*	3,372	-
March 30, 2002	501,867	882,120	*	4,567	9,186

(Loss) earnings per share
March 27, 2004	$(0.27)	$0.27	$(0.03)	$0.02	$(0.02)
March 29, 2003	(2.82)	0.19	(0.44)	0.57	(0.07)
March 30, 2002	(0.18)	0.19	0.00	(0.00)	(0.10)

* All sales from the discontinued Grocery Distribution operations were intercompany, and therefore, eliminated in consolidation.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
	Retail	Convenience Distribution	Grocery Distribution	Real Estate	Insurance
(In thousands)

March 27, 2004
Current assets *	$1,243	$457	$-	$909	$1,288
Property, net	4,437	-	226	-	-
Other long-term assets	-	-	-	1	-
Current liabilities	5,889	1,594	227	-	3,288
Long-term liabilities	6,204	-	-	-	-

March 29, 2003
Current assets *	$62,108	$46,483	$1,368	$1,570	$6,921
Property, net	5,599	2,828	-	-	-
Other long-term assets	206	44	-	7	-
Current liabilities	11,274	15,909	-	185	11,216
Long-term liabilities	10,182	-	-	-	-

* Includes property and equipment held for sale

Note 4
Asset Impairments and Exit Costs

Spartan Stores evaluated long-lived assets for impairment and recorded charges in fiscal 2003 of $1.5 million and in fiscal 2002 of $0.2 million in the Retail segment. The charges recorded were based on estimated market values of these assets.

The Retail segment recognized charges of $3.0 million and $0.9 million in fiscal 2003 and fiscal 2002, respectively, for all other store and office facility exit costs, which include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease recoveries, as well as severance benefits. Also in fiscal 2003, management determined that one store that had previously been designated for closure would not be closed because market conditions in the area changed.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides the activity of exit costs for fiscal years 2004, 2003 and 2002. Exit costs recorded in the Consolidated Balance Sheets are included in Other accrued expenses in current liabilities and Other long-term liabilities based on when the costs are expected to be paid.
(In thousands)	Lease and Ancillary Costs	Severance

Balance at April 1, 2001	$5,799	$-
Provision for lease and related ancillary costs, net of estimated sublease recoveries	873	-
Payments, net of interest accretion	(1,666)	-
Balance at March 30, 2002	5,006	-
Provision for lease and related ancillary costs, net of estimated sublease recoveries	17,936 (a)
Provision for severance		4,021	(b)
Payments, net of interest accretion	(3,969)	(155)
Balance at March 29, 2003	18,973	3,866
Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,578 (c)	-
Assumption of leases (See Note 2)	3,347	-
Provision for severance	-	3,299	(d)
Payments, net of interest accretion	(6,560)	(6,542)
Balance at March 27, 2004	$18,338	$623

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
(d) Includes $3.1 million of charges recorded in discontinued Retail operations and $0.2 million recorded in discontinued Convenience Distribution operations.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5
Notes Payable and Long-Term Debt

Spartan Stores' long-term debt consists of the following:
(In thousands)	March 27, 2004	March 29, 2003

Senior secured revolving credit facility, due December 2007	$97,223	$-
Supplemental secured credit facility, due December 2007, monthly payments of $100	14,800	-
Senior credit facility, Term Loan A	-	32,317
Senior credit facility, Term Loan B	-	106,468
Senior credit facility, Acquisition facility	-	41,294
Senior credit facility, Revolving credit facility	-	12,700
Variable Rate Promissory Notes	-	8,256
Other	16,770	19,376
	128,793	220,411
Less current portion	4,177	36,594
Total long-term debt	$124,616	$183,817

Effective December 23, 2003, Spartan Stores repaid its outstanding bank loans under its former senior secured facility and entered into a $170.0 million senior secured revolving credit facility and a $15.0 million supplemental secured credit facility. These two credit facilities terminate on December 23, 2007, and are secured by substantially all of Spartan Stores' and its subsidiaries assets. Spartan Stores recorded a non-cash charge of $8.8 million for unamortized bank fees associated with previous financing activities during the third quarter of fiscal 2004. Available borrowings under the credit facilities are based on stipulated advance rates on eligible assets, as defined in the credit agreements. The credit facilities contain covenants that include the maintenance of minimum EBITDA and maximum capital expenditures, as defined in the credit agreements. These covenants will not be effective as long as Spartan Stores maintains a minimum excess availability level, as defined in the credit agreements. Spartan Stores had available borrowings of $38.9 million at March 27, 2004 and maximum availability of $48.9 million, which exceeds the minimum excess availability levels. The credit facilities provide for the issuance of letters of credit of which $12.3 million were outstanding and unused as of March 27, 2004. The senior secured revolving credit facility bears interest at the Eurodollar rate plus 3.0% or the prime rate plus 0.75% (weighted average interest rate of 4.21% at March 27, 2004). The supplemental secured credit facility bears interest at a fixed 16.0% interest rate.

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

The weighted average interest rates for fiscal 2004, fiscal 2003 and fiscal 2002 were 8.77%, 9.59%, and 8.02%, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At March 27, 2004 long-term debt was due as follows:

(In thousands)
Fiscal Year
2005	$4,177
2006	5,757
2007	2,748
2008	112,545
2009	578
Thereafter	2,988
$128,793

Spartan Stores has in the past offered non-subordinated variable rate promissory notes to the public. Effective March 31, 2003 Spartan Stores suspended the promissory note program and all notes were repaid as of that date.

Note 6
Commitments and Contingencies

Spartan Stores subleases property for seven locations to customers and receives annual rental income of $1.7 million. In the event of the customer's default, Spartan would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 7.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7
Leases

Rental expense was $25.4 million, $26.4 million and $24.7 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Future minimum obligations under operating leases in effect at March 27, 2004 are as follows:

(In thousands)
Fiscal Year	Used in Operations	Subleased to Others	Total

2005	$21,786	$1,015	$22,801
2006	19,998	800	20,798
2007	17,635	493	18,128
2008	15,596	305	15,901
2009	13,820	268	14,088
Thereafter	55,734	1,763	57,497

Total	$144,569	$4,644	$149,213

One of Spartan Stores' subsidiaries leases retail store facilities to non-related entities. Of the stores leased, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. Substantially all of the leases provide for minimum and contingent rentals based upon stipulated sales volumes.

Owned assets, included in property and equipment, which are leased to others are as follows:
(In thousands)	March 27, 2004	March 29, 2003

Land and improvements	$4,686	$2,417
Buildings	2,480	1,271
	7,166	3,688
Less accumulated depreciation	2,374	2,044
Net property	$4,792	$1,644

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum rentals to be received under operating leases in effect at March 27, 2004 are as follows:

(In thousands)
Fiscal Year	Owned Property	Leased Property	Total

2005	$1,074	$1,339	$2,413
2006	1,005	1,071	2,076
2007	882	723	1,605
2008	882	450	1,332
2009	228	287	515
Thereafter	-	1,869	1,869
Total	$4,071	$5,739	$9,810

Note 8
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

Spartan Stores' Company Plan benefit formula utilizes a cash balance approach. Under the cash balance formula, credits are added annually to a participant's "account" based on a percent of the participant's compensation and years of vested service at the beginning of each calendar year. Transition credits are also added at Spartan's discretion to certain participants' accounts until the year 2007 if certain age and years-of-service requirements are met. Spartan Stores suspended the accrual of service and transition credits to the Company Plan for fiscal 2004. The suspension of these credits reduced pension expense by approximately $4.0 million in fiscal 2004. Interest credits continued to accrue. The accrual of service and transition credits to the Company Plan have been reinstated for fiscal 2005; however, effective January 1, 2004, an amendment was made to the Company Plan, reducing service credits for certain participants.. At Spartan's discretion, interest credits are also added annually to a participant's account based upon the participant's account balance as of the last day of the immediately preceding calendar year. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act of 1976 ("ERISA"). Company Plan assets consist principally of common stocks and U.S. government and corporate obligations. At March 27, 2004 and March 29, 2003 Company Plan assets included shares of Spartan Stores common stock valued at $0.9 million and $0.4 million, respectively.

Spartan Stores also maintains a Supplemental Executive Retirement Plan ("SERP"), which provides nonqualified deferred compensation benefits to Spartan Stores' officers. Benefits under the SERP are paid from Spartan Stores' general assets, as there is no separate trust established to fund benefits. On March 21, 2003 Spartan Stores paid $2.9 million in SERP benefits under the provisions of the plan. In fiscal 2004, $1.4 million of this distribution was recognized as expense under settlement accounting, as described by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

Matching contributions made by Spartan Stores to salary reduction defined contribution plans and contributions to profit sharing plans totaled $2.5 million, $3.1 million and $3.3 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition to the plans described above, Spartan Stores participates in several multi-employer and other defined contribution plans for substantially all associates covered by collective bargaining agreements. The expense for these plans totaled approximately $4.7 million in fiscal 2004, $5.8 million in fiscal 2003 and $6.4 million in fiscal 2002.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands)	Pension Benefits		SERP Benefits		Postretirement Benefits
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Change in benefit obligation
Benefit obligation at beginning of year	$53,555	$50,123	$3,105	$2,453	$6,050	$5,150
Service cost	263	4,041	-	93	232	198
Interest cost	3,417	3,443	44	176	398	368
Plan amendments	(5,149)	-	(18)	-	-	-
Actuarial (gain) loss	(2,576)	2,380	359	438	(142)	533
Benefits paid	(5,269)	(6,432)	(2,929)	(55)	(163)	(199)

Benefit obligation at measurement date	$44,241	$53,555	$561	$3,105	$6,375	$6,050

Change in plan assets
Plan assets at fair value at beginning of year	$37,615	$47,978	$-	$-	$-	$-
Actual return on plan assets	7,379	(5,591)	-	-	-	-
Company contributions	1,925	1,660	2,929	55	163	199
Benefits paid	(5,269)	(6,432)	(2,929)	(55)	(163)	(199)

Plan assets at fair value at measurement date	$41,650	$37,615	$-	$-	$-	$-

Funded status	$(2,591)	$(15,940)	$(561)	$(3,105)	$(6,375)	$(6,050)
Unrecognized net loss	7,862	14,684	299	1,401	1,316	1,502
Unrecognized prior service cost	(9,283)	(4,667)	(18)	4	(967)	(1,027)
Unrecognized net transition obligation	11	15	-	-	-	-

Accrued benefit cost at measurement date	(4,001)	(5,908)	(280)	(1,700)	(6,026)	(5,575)
Contributions during fourth quarter	-	801	15	-	-	-
Benefits paid	-	-	-	2,889	-	-
(Accrued) prepaid benefit cost at end of year	$(4,001)	$(5,107)	$(265)	$1,189	$(6,026)	$(5,575)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(4,001)	$(8,530)	$(545)	$(520)	$(6,026)	$(5,575)
Prepaid expense	-	-	-	1,189	-	-
Intangible asset	-	-	-	4	-	-
Accumulated other comprehensive income	-	3,423	280	516	-	-
	$(4,001)	$(5,107)	$(265)	$1,189	$(6,026)	$(5,575)

Weighted average assumptions at
Measurement date
Discount rate	6.25%	6.75%	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	8.50%	8.75%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.25%	4.00%	4.25%	N/A	N/A

The accumulated benefit obligation for both of the defined benefit plans was $40.8 million at December 31, 2003.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of net periodic benefit cost
(In thousands)	Pension Benefits			SERP
	March 27, 2004	March 29, 2003	March 30, 2002	March 27, 2004	March 29, 2003	March 30, 2002
Service cost	$263	$4,041	$3,504	$-	$93	$90
Interest cost	3,417	3,443	3,525	44	176	159
Expected return on plan assets	(3,860)	(4,630)	(4,774)	-	-	-
Net amortization and deferral	(356)	(356)	(481)	21	59	77
Curtailment income	(172)	-	-	-	-	-
Settlement expense	726	-	-	1,444	-	-
Net periodic benefit cost	$18	$2,498	$1,774	$1,509	$328	$326

(In thousands)	Postretirement Benefits
	March 27, 2004	March 29, 2003	March 30, 2002
Service cost	$232	$198	$201
Interest cost	398	368	352
Net amortization and deferral	(16)	(35)	(42)

Net periodic benefit cost	$614	$531	$511

Spartan Stores has assumed an average long-term expected return on pension plan assets of 8.50% as of March 29, 2004. The expected return is based on upon the assumption that future returns will approximate the historical long-term rates of return for each asset class.

Spartan Stores has an investment policy for the pension plan with a long-term asset allocation mix designed to meet the long-term retirement obligations. The asset allocation mix is reviewed annually and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes actual allocations as of March 27, 2004, December 31, 2003 and December 31, 2002:
(In thousands)	Plan Assets
	Target	March 27, 2004	December 31, 2003	December 31, 2002
Asset Category
Equity securities	65.0%	65.1%	73.4%	61.6%
Fixed income	35.0	34.9	26.6	38.4
Total	100.0%	100.0%	100.0%	100.0%

The investment policy emphasizes the following key objectives: (1) maintain the purchasing power of the current assets and all future contributions by producing positive real rates of return on plan assets; (2) maximize return within reasonable and prudent levels of risk in order to minimize contributions and (3) control costs of administering the plan and managing the investments.

Spartan Stores expects to contribute $0.8 million to its defined benefit plans in fiscal 2005 to meet the minimum funding requirements.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.00% for fiscal 2004, fiscal 2003 and fiscal 2002 and will remain at that level for all future years. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by 0.98% and the periodic postretirement benefit cost by 0.66%. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation by 0.90% and periodic postretirement benefit cost by 0.60%.

Note 9
Taxes on Income

The income tax provision for continuing operations is summarized as follows:

(In thousands)	March 27, 2004	March 29, 2003	March 30, 2002

Currently (refundable) payable	$(79)	$(60)	$1,508
Deferred	(3,108)	(19,099)	3,968

	$(3,187)	$(19,159)	$5,476

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:
	2004	2003	2002

Statutory income tax rate	35.0%	35.0%	35.0%
Tax credits	0.8	0.1	(0.2)
Research and development credit	-	-	(4.9)
Other	(0.8)	(0.2)	2.4

Effective income tax rate	35.0%	34.9%	32.3%

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities resulting from temporary differences as of March 27, 2004 and March 29, 2003 are as follows:
(In thousands)
	2004	2003
Deferred tax assets:
Employee benefits	$8,244	$10,721
Accounts receivable	1,155	1,263
Goodwill	7,438	12,467
Net operating loss	14,481	3,884
Asset impairment and closed store reserves	8,973	21,021
All other	2,756	3,016
Total deferred tax assets	43,047	52,372
Deferred tax liabilities:
Depreciation	7,157	15,015
Inventory	1,532	4,948
All other	2,858	2,730
Total deferred tax liabilities	11,547	22,693

Net deferred tax asset	$31,500	$29,679

Spartan Stores has a net operating loss carryforward of $41.4 million, of which $11.1 million expires in fiscal year 2023 and $30.3 million expires in fiscal 2024.

Note 10
Shareholders' Equity

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

Spartan Stores awarded 148,399 shares of restricted stock during fiscal 2004. These shares generally vest over a three-year period and are subject to certain transfer restrictions and forfeiture prior to vesting. Deferred stock-based compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period. No restricted stock awards were issued in fiscal 2003 or fiscal 2002.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The authorization to grant options and restricted stock under the plan terminates on May 8, 2011. The following table also includes outstanding options granted under the 1991 Stock Option Plan. As of March 27, 2004, 723,197 shares remained unissued under the plan.
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Options outstanding at April 1, 2001	369,088	$7.58
Granted	628,500	13.73	$6.29
Cancelled	(97,834)	11.34

Options outstanding at March 30, 2002	899,754	$11.47
Granted	753,784	6.60	$3.50
Exercised	(16,666)	7.44
Cancelled	(217,633)	10.52

Options outstanding at March 29, 2003	1,419,239	$9.08
Granted	381,500	2.44	$1.20
Cancelled	(370,399)	8.81

Options outstanding at March 27, 2004	1,430,340	$7.38

Options exercisable at March 27, 2004	482,295	$9.58

The following table sets forth options outstanding at March 27, 2004 by exercise price and remaining contractual life:
Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life Years

$8.46 - 9.96	4,008	3.2 - 5.1
2.68 - 16.57	896,498	6.1 - 8.5
1.75 - 5.65	529,834	8.6 - 9.7
$1.75 - 16.57	1,430,340	8.06

Spartan Stores has a stock bonus plan covering 300,000 shares of Spartan Stores common stock. Under the provisions of this plan, officers and certain key associates of Spartan Stores may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 30% of the portion of the bonus they elect to receive in stock. Stock issued under the stock bonus plan is accounted for in accordance with APB Opinion No. 25. Compensation expense is recorded based upon the market price of the stock as of the measurement date. At March 27, 2004, 300,000 shares remained unissued under the plan.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spartan Stores has an associate stock purchase plan covering 700,000 shares of Spartan Stores common stock. The plan provides that associates of Spartan Stores and its subsidiaries may purchase shares at 85% of the fair market value. At March 27, 2004, 199,823 shares had been issued under the plan.

Spartan Stores has a directors' stock purchase plan covering 25,000 shares of Spartan Stores common stock. The plan provides that directors of Spartan Stores may elect to receive at least 25% and up to 100% of their director's fees in the form of Spartan Stores common stock. At March 27, 2004, no shares remain available for issuance under this plan and use of the plan has been discontinued.

Spartan Stores had a long-term incentive plan covering 668,000 shares of Spartan Stores common stock. No amounts have been accrued and no shares have been or will be issued under this plan, as the plan was terminated.

Spartan Stores' restated articles of incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the board of directors. At March 27, 2004, there were no shares of preferred stock outstanding.

Note 11
Operating Segment Information

Using the management approach as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Spartan Stores' operating segments are identified by products sold and customer profile and include the Retail and Grocery Distribution segments.

The operations of the Insurance, Real Estate and Convenience Distribution segments and a portion of the Retail segment are classified as discontinued operations. Residual real estate business operations are considered to be immaterial under the criteria in SFAS No. 131 and have not been separately classified. Those operations have been recorded in the Grocery Distribution segment. See Note 3 for further discussion. Segment information for earlier periods has been restated to reflect changes in the composition of the reportable segments.

The Retail segment operates supermarkets and deep-discount food drug stores in Michigan and Ohio that typically offer dry grocery, produce, dairy products, meat, floral, seafood, health and beauty care, cosmetics, delicatessen and bakery goods. Larger retail stores also typically offer pharmacy services.

Spartan Stores' Grocery Distribution segment supplies Spartan Stores' retail stores and independent retail customers with dry grocery, produce, dairy products, meat, beverages, frozen food, seafood, floral, general merchandise, pharmacy and health and beauty care items. To supply its wholesale customers, Spartan Stores operates a fleet of tractors, conventional trailers and refrigerated trailers, substantially all of which are leased by Spartan Stores.

Identifiable assets represent total assets directly associated with the various operating segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth information about the Company by operating segment:

(In thousands)	Retail	Grocery Distribution	Total
Year Ended March 27, 2004
Net sales	$922,639	$1,132,338	$2,054,977
Depreciation and amortization	17,196	8,681	25,877
Operating (loss) earnings	(5,802)	18,364	12,562
Capital expenditures	7,567	3,972	11,539
Year Ended March 29, 2003
Net sales	880,494	$1,095,183	$1,975,677
Provision for asset impairments and exit costs	47,711	-	47,711
Depreciation and amortization	16,172	10,883	27,055
Operating (loss) earnings	(51,745)	13,387	(38,358)
Capital expenditures	8,341	3,763	12,104
Year Ended March 30, 2002
Net sales	931,973	1,180,626	2,112,599
Provision for asset impairments and exit costs	1,030	-	1,030
Depreciation and amortization	18,066	12,525	30,591
Operating earnings	17,604	13,689	31,293
Capital expenditures	9,815	7,683	17,498

	2004	2003	2002
Total assets
Retail	$181,125	$190,428	$286,138
Grocery Distribution	202,825	238,744	168,195
Discontinued operations - Retail	5,680	67,913	165,574
Discontinued operations - Convenience Distribution	457	49,355	56,857
Discontinued operations - Grocery Distribution	226	1,368	31,445
Discontinued operations - Real Estate	910	1,577	36,076
Discontinued operations - Insurance	1,288	6,921	16,306
Total	$392,511	$556,306	$760,591

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
(In thousands, except per share data)
Fiscal 2004	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)

Net sales	$2,054,977	456,918	644,119	491,371	462,569
Gross margin	378,616	83,462	116,203	93,380	85,571
(Loss) earnings from continuing operations before income taxes	(9,107)	(2,298)	(6,256)	4,219	(4,772)
(Loss) earnings from continuing operations	(5,920)	(1,491)	(4,069)	2,730	(3,090)
Discontinued operations, net of taxes	(778)	3,215	(8)	(958)	(3,027)
Net (loss) earnings	(6,698)	1,724	(4,077)	1,772	(6,117)

(Loss) earnings from continuing operations per share - Basic and Diluted	(0.30)	(0.07)	(0.20)	0.14	(0.15)
Net (loss) earnings per share - Basic and Diluted	(0.33)	0.09	(0.20)	0.09	(0.31)

Common stock sale price - High	6.07	6.07	5.96	3.85	2.90
Common stock sale price - Low	2.00	4.25	2.61	2.40	2.00

(In thousands, except per share data)
Fiscal 2003	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)

Net sales	$1,975,677	437,980	612,909	473,313	451,475
Gross margin	366,795	79,322	109,829	90,632	87,012
Provision for asset impairments and exit costs	47,711	310	47,401	-	-
Earnings (loss) from continuing operations before income taxes	(54,950)	(11,435)	(53,537)	6,342	3,680
(Loss) earnings from continuing operations	(35,791)	(7,188)	(35,019)	4,033	2,383
Discontinued operations, net of taxes	(51,164)	(13,730)	(22,056)	(4,619)	(10,759)
Cumulative effect of a change in accounting principle	(35,377)	-	-	-	(35,377)
Net loss	(122,332)	(20,917)	(57,075)	(587)	(43,753)

(Loss) earnings from continuing operations per share - Basic and Diluted	(1.80)	(0.36)	(1.76)	0.20	0.12
Net loss per share - Basic and Diluted	(6.15)	(1.05)	(2.87)	(0.03)	(2.21)

Common stock sale price - High	8.51	3.89	3.25	4.80	8.51
Common stock sale price - Low	1.21	1.52	1.21	2.80	3.74

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.
Item 9A.	Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of March 27, 2004 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effectively designed and operated to cause material information relating to Spartan Stores (including its consolidated subsidiaries) required to be included in Spartan Stores' periodic filings with the Securities and Exchange Commission to be accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. During the last fiscal quarter, there were no significant changes in Spartan Stores' internal controls or in other factors that has affected or is reasonably likely to material affect Spartan Stores' internal controls.

PART III
Item 10.	Directors and Executive Officers of the Registrant

          The information required by this item is incorporated herein by reference from the sections entitled "The Board of Directors," "Spartan Stores' Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 11, 2004.
Item 11.	Executive Compensation

          The information required by this item is incorporated herein by reference from the sections entitled "Executive Compensation" and "Compensation of Directors" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 11, 2004.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is incorporated herein by reference from the sections entitled "Ownership of Spartan Stores Stock" and "Equity Compensation Plan Information" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 11, 2004.

Item 13.	Certain Relationships and Related Transactions

          The information required by this item is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 11, 2004.
Item 14.	Principal Accountant Fees and Services

          The information required by this item is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held August 11, 2004.

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated April 30, 2004

Consolidated Balance Sheets at March 27, 2004 and March 29, 2003

Consolidated Statements of Operations for each of the three years in the period ended March 27, 2004

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 27, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended March 27, 2004

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

2.3

Asset Purchase Agreement dated October 2, 2003, as amended by Amendments One, Two, Three and Four, by and among United Wholesale Grocery Company, United Distribution Group, L.L.C. and United Properties Group, L.L.C. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended January 3, 2004. Here incorporated by reference.

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

10.10

Loan and Security Agreement dated December 23, 2003, by and among Spartan Stores, Inc. and certain subsidiaries as borrowers, Congress Financial Corporation (Central) as agent, the lenders named therein as lenders, and joined in by certain subsidiaries of Spartan Stores, Inc. as guarantors. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended January 3, 2004. Here incorporated by reference.

10.11

Loan Agreement dated December 23, 2003, between Spartan Stores, Inc. and Kimco Central Spartan LLC, and related letter agreement dated December 23, 2003, between Spartan Stores, Inc. and Kimco Central Spartan LLC. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended January 3, 2004. Here incorporated by reference.

10.12*	Form of Employment Agreements between Spartan Stores, Inc. and certain executive officers.

10.13*	Employment Agreement dated March 3, 2003 between Spartan Stores, Inc. and Craig C. Sturken.

10.14*	Employment Agreement dated March 17, 2003 between Spartan Stores, Inc. and Dennis Eidson.

10.15*	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers.

10.16*	Executive Severance Agreement dated March 3, 2003 between Spartan Stores, Inc. and Craig C. Sturken.

10.17*	Executive Severance Agreement dated March 17, 2003 between Spartan Stores, Inc. and Dennis Eidson.

10.18*	Supplemental Savings Plan for Directors. Previously filed as an exhibit to Spartan Stores' Form S-8 registration statement, filed December 5, 2003. Here incorporated by reference.

10.19

Purchase Agreement dated as of June 2, 2003 between Market Development Corporation and New Plan Excel Realty Trust, Inc. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 29, 2003. Here incorporated by reference.

21	Subsidiaries of Spartan Stores, Inc.

23	Independent Registered Public Accounting Firm's Consent and Report on Schedule.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

          (b)          Spartan Stores furnished the following Forms 8-K during the quarter ended March 27, 2004.
Date of Report	Filing Date	Item(s) Reported

February 4, 2004	February 4, 2004

Under Items 7 and 12, this Form 8-K included a press release that reported Spartan Stores' financial results for the third quarter of fiscal 2004, which ended January 3, 2004. The press release included summary consolidated financial data for the quarters ended January 3, 2004 and January 4, 2003 and the year-to-date periods ended January 3, 2004 and January 4, 2003. The press release also contained balance sheet information as of January 3, 2004 and March 29, 2003.

February 10, 2004	February 10, 2004

Under Items 2 and 7, this Form 8-K reported the consummation of the transactions contemplated by the Asset Purchase Agreement dated October 2, 2003, by and among United Distribution Group, L.L.C. and United Properties Group, L.L.C., as buyers, and United Wholesale Grocery Company (a wholly owned subsidiary of Spartan Stores). The Form 8-K also included unaudited pro forma condensed consolidated balance sheets as of March 29, 2003 and January 3, 2004, unaudited pro forma condensed consolidated statements of operations for the year ended March 29, 2003 and the three quarters (40 weeks) ended January 3, 2004, and notes thereto.

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
SPARTAN STORES, INC. (Registrant)

Date:	May 26, 2004	By	/s/ Craig C. Sturken
Craig C. Sturken President and Chief Executive Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.
May 26, 2004	By	/s/ M. Shân Atkins*
M. Shân Atkins Director

May 26, 2004	By	/s/ Dr. Frank M. Gambino*
Dr. Frank M. Gambino Director

May 26, 2004	By	/s/ Gregory P. Josefowicz*
Gregory P. Josefowicz Director

May 26, 2004	By	/s/ Elizabeth A. Nickels*
Elizabeth A. Nickels
Director

May 26, 2004	By	/s/ Timothy J. O'Donovan*
Timothy J. O'Donovan Director

May 26, 2004	By	/s/ Kenneth T. Stevens*
Kenneth T. Stevens Director

May 26, 2004	By	/s/ Craig C. Sturken
Craig C. Sturken Director and Chairman of the Board

May 26, 2004	By	/s/ James F. Wright*
James F. Wright Director

May 26, 2004	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer

May 26, 2004	*By	/s/ David M. Staples
David M. Staples Attorney-in-Fact

SCHEDULE II

SPARTAN STORES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	DEDUCTIONS (B)	BALANCE AT END OF YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended 3/30/02	$2,760	$2,774	$1,403	$4,131

Year ended 3/29/03	$4,131	$6,502	$4,284	$6,349

Year ended 3/27/04	$6,349	$2,090	$3,671	$4,768

INSURANCE RESERVES:

Year ended 3/30/02	$20,840	$23,825	$27,402	$17,263

Year ended 3/29/03	$17,263	$5,528	$8,008	$14,783

Year ended 3/27/04	$14,783	$5,062	$7,007	$12,838

(A)	Bad debt expense of $919, $2,699 and $1,440 and insurance expense of $0, $762 and $6,765 is recorded in discontinued operations in fiscal 2004, 2003 and fiscal 2002, respectively.
(B)	Represents the write-off of uncollectible accounts as it relates to the allowance for doubtful accounts and payments made as it relates to insurance reserves.

EXHIBIT INDEX
Exhibit Number	Document

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

2.3

Asset Purchase Agreement dated October 2, 2003, as amended by Amendments One, Two, Three and Four, by and among United Wholesale Grocery Company, United Distribution Group, L.L.C. and United Properties Group, L.L.C. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended January 3, 2004. Here incorporated by reference.

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

10.4*	Spartan Stores, Inc. 2000 Annual Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

Exhibit Number	Document

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

10.10

Loan and Security Agreement dated December 23, 2003, by and among Spartan Stores, Inc. and certain subsidiaries as borrowers, Congress Financial Corporation (Central) as agent, the lenders named therein as lenders, and joined in by certain subsidiaries of Spartan Stores, Inc. as guarantors. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended January 3, 2004. Here incorporated by reference.

10.11

Loan Agreement dated December 23, 2003, between Spartan Stores, Inc. and Kimco Central Spartan LLC, and related letter agreement dated December 23, 2003, between Spartan Stores, Inc. and Kimco Central Spartan LLC. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended January 3, 2004. Here incorporated by reference.

10.12*	Form of Employment Agreements between Spartan Stores, Inc. and certain executive officers.

10.13*	Employment Agreement dated March 3, 2003 between Spartan Stores, Inc. and Craig C. Sturken.

10.14*	Employment Agreement dated March 17, 2003 between Spartan Stores, Inc. and Dennis Eidson.

10.15*	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers.

10.16*	Executive Severance Agreement dated March 3, 2003 between Spartan Stores, Inc. and Craig C. Sturken.

10.17*	Executive Severance Agreement dated March 17, 2003 between Spartan Stores, Inc. and Dennis Eidson.

10.18*	Supplemental Savings Plan for Directors. Previously filed as an exhibit to Spartan Stores' Form S-8 registration statement, filed December 5, 2003. Here incorporated by reference.

10.19

Purchase Agreement dated as of June 2, 2003 between Market Development Corporation and New Plan Excel Realty Trust, Inc. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 29, 2003. Here incorporated by reference.

Exhibit Number	Document

21	Subsidiaries of Spartan Stores, Inc.

23	Independent Registered Public Accounting Firm's Consent and Report on Schedule.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.