Form 10-Q
period 2004-06-19
SPARTAN STORES INC
filed 2004-07-23
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2004.

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

As of July 16, 2004 the registrant had 20,468,479 outstanding shares of common stock, no par value.

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

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 27, 2004 and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to strengthen our retail-store performance; improve sales growth; increase gross margin; reduce operating costs; sell on favorable terms assets classified as held for sale; continue to meet the terms of our debt covenants; and implement the other programs, plans, strategies, objectives, goals or expectations described in this Quarterly Report will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

          Anticipated future sales are subject to competitive pressures from many sources. Our Retail and Grocery Distribution businesses compete with many warehouse discount stores, supermarkets, pharmacies and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, our ability to retain and add to the retail stores to whom we distribute, competitive pressures in the retail industry generally and our geographic markets specifically and our ability to implement effective new marketing and merchandising programs. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

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

          In fiscal 2004, we completed the sales of substantially all of the assets of United Wholesale Grocery Company, L&L/Jiroch Distributing Company, J.F. Walker Company, Inc. and most Food Town stores and have closed all Food Town stores that were not sold. We believe that these actions will allow us to better focus our efforts and capital on key strategic markets where we have the strongest growth and value creation opportunities. However, we cannot assure you that these transactions will be beneficial to our company. The agreements relating to some of these transactions require us to indemnify these asset buyers for breaches of our representations and warranties contained in the agreements and certain other matters.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	June 19, 2004	March 27, 2004

Current assets
Cash and cash equivalents	$12,236	$12,838
Accounts receivable, net	41,749	39,732
Inventories	91,973	97,771
Prepaid expenses and other current assets	11,829	9,578
Deferred taxes on income	4,977	6,353
Property and equipment held for sale	4,223	4,051
Total current assets	166,987	170,323

Other assets
Goodwill, net	72,105	72,105
Deferred taxes on income	25,673	25,147
Other, net	14,581	16,438
Total other assets	112,359	113,690

Property and equipment, net	107,657	108,437

Total assets	$387,003	$392,450

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$90,174	$75,206
Accrued payroll and benefits	19,878	24,374
Insurance reserves	6,993	7,009
Other accrued expenses	22,401	20,291
Current maturities of long-term debt	4,117	4,177
Total current liabilities	143,563	131,057

Other long-term liabilities	18,178	20,084
Postretirement benefits	11,575	11,026
Long-term debt	105,980	124,616

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 20,445 and 20,092 shares outstanding	117,843	116,666
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Deferred stock-based compensation	(869)	(179)
Accumulated other comprehensive loss	(182)	(182)
Accumulated deficit	(9,085)	(10,638)
Total shareholders' equity	107,707	105,667

Total liabilities and shareholders' equity	$387,003	$392,450

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	12 Weeks Ended
	June 19, 2004	June 21, 2003

Net sales	$474,325	$462,569
Cost of sales	388,425	377,806
Gross margin	85,900	84,763

Selling, general and administrative expenses	81,023	85,655

Operating earnings (loss)	4,877	(892)

Other income and expenses
Interest expense	2,292	3,970
Interest income	(47)	(135)
Other, net	18	45
Total other income and expenses	2,263	3,880

Earnings (loss) before income taxes and discontinued operations	2,614	(4,772)
Income taxes	915	(1,682)
Earnings (loss) from continuing operations	1,699	(3,090)

Loss from discontinued operations, net of taxes	(146)	(3,027)
Net earnings (loss)	$1,553	$(6,117)

Basic and diluted loss per share:
Earnings (loss) from continuing operations	$0.08	$(0.16)
Loss from discontinued operations	(0.00)	(0.15)
Net earnings (loss)	$0.08	$(0.31)

Weighted average shares
Basic	20,253	19,977
Diluted	20,468	19,977

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance - March 30, 2003	19,999	$116,388	$-	$(2,816)	$(3,940)	$109,632

Comprehensive loss, net of tax:
Net loss for fiscal 2004	-	-	-	-	(6,698)	(6,698)
Unrealized gain on interest rate
swap agreements	-	-	-	372	-	372
Minimum pension liability adjustment	-	-	-	2,383	-	2,383
Unrealized loss on securities	-	-	-	(121)	-	(121)
Total comprehensive loss	-	-	-	-	-	(4,064)

Purchases of common stock	(56)	(164)	-	-	-	(164)
Issuances of restricted stock	149	442	(442)	-	-	-
Amortization of restricted stock	-	-	263	-	-	263

Balance - March 27, 2004	20,092	116,666	(179)	(182)	(10,638)	105,667

Comprehensive loss, net of tax:
Net earnings for fiscal 2005	-	-	-	-	1,553	1,553

Issuances of common stock	133	460	-	-	-	460
Issuances of restricted stock	243	792	(792)	-	-	-
Cancellations of restricted stock	(23)	(75)	75			-
Amortization of restricted stock	-	-	27	-	-	27

Balance - June 19, 2004	20,445	$117,843	$(869)	$(182)	$(9,085)	$107,707

          See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	12 Weeks Ended
	June 19, 2004	June 21, 2003
Cash flows from operating activities
Net earnings (loss)	$1,553	$(6,117)
Loss from discontinued operations	146	3,027
Earnings (loss) from continuing operations	1,699	(3,090)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	5,679	6,707
Postretirement benefits	549	(660)
Deferred taxes on income	834	(1)
Other	5	53
Change in operating assets and liabilities:
Accounts receivable	(2,910)	(2,410)
Inventories	5,377	6,970
Prepaid expenses and other assets	(1,172)	2,864
Refundable income taxes	-	9,349
Accounts payable	15,017	(10,275)
Accrued payroll and benefits	(3,696)	(619)
Insurance reserves	(155)	212
Other accrued expenses and other liabilities	1,786	(5,909)
Net cash provided by operating activities	23,013	3,191

Cash flows from investing activities
Purchases of property and equipment	(4,517)	(1,783)
Net proceeds from the sale of assets	67	16
Other	104	125
Net cash used in investing activities	(4,346)	(1,642)

Cash flows from financing activities
Net (payments) proceeds from revolver	(17,871)	3,000
Repayment of long-term debt	(825)	(14,384)
Financing fees paid	-	(1,782)
Proceeds from sale of common stock	460	-
Net cash used in financing activities	(18,236)	(13,166)

Discontinued operations:
Net cash (used in) provided by discontinued operations	(1,033)	6,982

Net decrease in cash and cash equivalents	(602)	(4,635)
Cash and cash equivalents at beginning of period	12,838	23,306
Cash and cash equivalents at end of period	$12,236	$18,671

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

In the opinion of management, the accompanying consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of June 19, 2004 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Stock-Based Compensation
Spartan Stores has a stock incentive plan, which is more fully described in Note 10 of the 2004 Annual Report on Form 10-K. Spartan Stores accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in the Statements of Operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if Spartan Stores had applied the fair value recognition principles of Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

(In thousands, except per share data)
	12 Weeks Ended
	June 19, 2004	June 21, 2003

Net earnings (loss), as reported	$1,553	$(6,117)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(92)	(153)

Pro forma net earnings (loss)	$1,461	$(6,270)

Basic and diluted earnings (loss) per share - as reported	$0.08	$(0.31)
Basic and diluted earnings (loss) per share - pro forma	$0.07	$(0.31)

Reclassifications
Certain reclassifications have been made to the fiscal 2004 consolidated financial statements to conform to the fiscal 2005 presentation.

Note 2
New Accounting Standards

In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 supercedes FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," and provides guidance on the accounting, disclosure, effective date and transition rules related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-2 will be effective in the second quarter of fiscal 2005 and is not expected to have a significant impact on the financial statements.

Note 3
Discontinued Operations

Spartan Stores' former convenience distribution operations, insurance operations and certain of its retail, grocery distribution and real estate operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

Discontinued operations had no sales during the quarter ended June 19, 2004 and generated sales of $216.3 million during the quarter ended June 21, 2003. The operating loss in discontinued operations for the quarter ended June 19, 2004 of $0.2 million was partially offset by an income tax benefit of $0.1 million. The net loss from discontinued operations had no impact on earnings per share. The $3.0 million loss from discontinued operations for the quarter ended June 21, 2003 consisted of a loss from operations of $2.3 million, provision for asset impairments and exit costs of $3.6 million, gain on disposal of $1.8 million and an income tax benefit of $1.1 million. The net loss from discontinued operations contributed a loss of $0.15 per share in fiscal 2004.

Total assets of discontinued operations decreased from $8.3 million at March 27, 2004 to $7.2 million at June 19, 2004. Total liabilities of discontinued operations decreased from $16.9 million at March 27, 2004 to $15.6 million at June 19, 2004.

In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the interest on debt that was required to be repaid as a result of disposal transactions. Interest expense of $1.3 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for the quarter ended June 21, 2003. Interest expense is no longer allocated to discontinued operations as all debt has been repaid as a result of the disposal of these operations.

Note 4
Asset Impairments and Exit Costs

The discontinued retail operations recognized pre-tax charges of $3.6 million during the first quarter of fiscal 2004 for asset impairments and exit costs related to transaction costs and severance.

The following table provides the activity of exit costs for fiscal year 2004 and the first quarter of fiscal 2005. Exit costs recorded in the Consolidated Balance Sheets are included in Other accrued expenses in current liabilities and Other long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
	Lease and Ancillary Costs	Severance

Balance at March 30, 2003	$18,973	$3,866
Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,578 (a)	-
Assumption of leases	3,347
Provision for severance	-	3,299 (b)
Payments, net of interest accretion	(6,560)	(6,542)
Balance at March 27, 2004	$18,338	$623
Payments, net of interest accretion	(1,366)	(200)
Balance at June 19, 2004	$16,972	$423

(a) Includes $2.0 million of charges recorded in discontinued Retail operations and $0.6 million recorded in discontinued Grocery Distribution operations.
(b) Includes $3.1 million of charges recorded in discontinued Retail operations and $0.2 million recorded in discontinued Grocery Distribution operations.

Note 5
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the first quarter of fiscal 2005 and 2004:

(In thousands)
	Pension Benefits		SERP Benefits		Postretirement Benefits
	June 19, 2004	June 21, 2003	June 19, 2004	June 21, 2003	June 19, 2004	June 21, 2003
Service cost	$797	$-	$5	$-	$57	$58
Interest cost	651	854	8	11	97	100
Expected return on plan assets	(859)	(965)	-	-	-	-
Net amortization and deferral	(137)	(89)	3	5	(7)	(4)
Settlement expense	-	-	-	1,444	-	-
Net periodic benefit cost	$452	$(200)	$16	$1,460	$147	$154

Spartan Stores expects to contribute $0.8 million to its defined benefit plans in fiscal 2005 to meet the minimum funding requirements. No amounts have been contributed as of June 19, 2004.

Note 6
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Grocery Distribution	Retail	Total
12 Weeks Ended June 19, 2004
Net sales	$260,814	$213,511	$474,325
Depreciation and amortization	1,944	3,278	5,222
Operating earnings	4,739	138	4,877
Capital expenditures	2,133	2,384	4,517
12 Weeks Ended June 21, 2003
Net sales	$250,296	$212,273	$462,569
Depreciation and amortization	2,162	3,919	6,081
Operating earnings (loss)	2,095	(2,987)	(892)
Capital expenditures	1,004	779	1,783

	June 19, 2004	March 27, 2004
Total assets
Grocery Distribution	$197,597	$202,984
Retail	182,251	181,125
Discontinued operations	7,155	8,341
Total	$387,003	$392,450

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Ohio.

          We currently operate two reportable business segments: Grocery Distribution and Retail. Our Grocery Distribution segment provides a full line of grocery, general merchandise, frozen and perishable items to more than 400 stores, including 330 independently owned grocery stores and 75 corporate owned stores. Our Retail segment operates 54 retail supermarkets in Michigan under the banners Family Fare Supermarkets and Glen's Markets and 21 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores. Our deep-discount food and drug stores offer a unique combination of full-service pharmacy, general merchandise products and basic food offerings.

          Our Grocery Distribution and Retail segments' sales and operating performance vary with seasonality. Our first and fourth quarters are typically our slowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected based on the timing of the Easter holiday, which is a strong sales week. All quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. Most of our northern Michigan stores are dependent on tourism and, therefore, most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Operations as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales		Percentage Change
	June 19, 2004	June 21, 2003	Fiscal 2005 / Fiscal 2004
Net sales	100.0	100.0	2.5
Gross margin	18.1	18.3	1.3
Selling, general and administrative	17.1	18.5	(5.4)
Operating earnings (loss)	1.0	(0.2)	*
Other income and expenses	0.5	0.8	(41.7)
Earnings (loss) before income taxes and discontinued operations	0.5	(1.0)	*
Income taxes	0.2	(0.4)	*
Earnings (loss) from continuing operations	0.3	(0.6)	*
Loss from discontinued operations	(0.0)	(0.7)	*
Net earnings (loss)	0.3	(1.3)	*

* Percentage change is not meaningful

          Net Sales - Net sales for the quarter ended June 19, 2004 ("first quarter") increased $11.7 million, or 2.5 percent, from $462.6 million in the quarter ended June 21, 2003 ("prior year first quarter") to $474.3 million.

          Net sales for the first quarter in our Grocery Distribution segment increased $10.5 million, or 4.2 percent, from $250.3 million in the prior year first quarter to $260.8 million. These increases were due to sales to new customers of $15.6 million which were partially offset by sales decreases to certain existing customers.

          Net sales for the first quarter in our Retail segment increased $1.2 million, or 0.6 percent, from $212.3 million in the prior year first quarter to $213.5 million. First quarter comparable store sales increased 1.0 percent. Comparable store sales increases include 0.4 percent due to the recording of bottle deposits as a liability when sold and an asset when returned, rather than a net reduction in sales as was done in fiscal 2004, as supermarkets typically receive more returns of bottles than originally sold. This change has no impact on reported gross margin dollars. We believe this revised reporting method better reflects the true sales performance of our stores. The remaining sales increase was due primarily to more effective marketing and merchandising programs, store refurbishing and product reset initiatives and continued improvements in store level execution at our supermarkets. Also contributing to the sales increase was higher customer traffic in certain supermarkets due to the closure of competing stores in northern Michigan. These increases were partially offset by sales decreases at our deep-discount food and drug stores as we began cycling the significant promotional activity that accompanied the closure of select Food Town stores and due to lower prescription sales resulting from an increase in direct mail order prescription fulfillment resulting from a United Auto Workers union cost containment initiative.

          The sales increases represent the fifth consecutive quarter of year-over-year sales improvement in both operating segments. During the fourth quarter of fiscal 2004, two supercenters opened in markets where we operate corporate owned stores. An additional two supercenters are expected to open in either our second or third quarter of fiscal 2005 in similar markets. We believe our improved marketing and merchandising practices and the continued weakening of conventional food competitors will allow us to sustain our growth, but at rates closer to industry averages. We continue to believe that fiscal 2005 consolidated net sales will improve between 1.0 percent and 3.0 percent, with comparable store sales ranging from flat to an increase of 1.5 percent.

          Gross Margin - Gross margin represents sales less cost of sales, which include purchase costs and promotional allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs, such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

          Gross margin for the first quarter increased $1.1 million, or 1.3 percent, from $84.8 million in the prior year first quarter to $85.9 million. As a percent of net sales, gross margin for the first quarter decreased to 18.1 percent from 18.3 percent. The gross margin dollars improvement was primarily due to increased sales in both segments. The decrease in gross margin rate was due primarily to the timing of new product launches at the Grocery Distribution segment and a higher percentage of consolidated net sales being generated from the lower margin Grocery Distribution segment. The decrease in rate was partially offset by improvements in the Retail segment's gross margin due to more refined promotional and merchandising strategies, primarily impacting our deep-discount food and drug stores.

          Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses for the first quarter decreased $4.7 million, or 5.4 percent, from $85.7 million in the prior year first quarter to $81.0 million. As a percent of net sales, SG&A for the first quarter improved to 17.1 percent from 18.5 percent. The decrease in SG&A is primarily due to the following:
•	Salaries and benefits savings associated with corporate staff reductions during fiscal 2004
•	Reduced labor costs of $0.8 million at the Retail segment driven primarily by operating efficiencies
•	Reduced depreciation and amortization of $0.8 million, primarily at the Retail segment
•	A non-recurring $1.4 million charge related to the retirement distribution to the former Chief Executive Officer in the prior year first quarter
•	Severance costs of $0.6 million associated with corporate staff reductions in the prior year first quarter

          Interest Expense - Interest expense for the first quarter decreased $1.7 million, or 42.2 percent, from $4.0 million in the prior year first quarter to $2.3 million. The decrease in interest expense is primarily due to bank waiver fees recorded in the prior year first quarter of $1.7 million that were not incurred in the current year and lower total average borrowings. Total average borrowings for the first quarter decreased $74.5 million from $194.0 million in the prior year first quarter to $119.4 million as a result of debt repayments resulting primarily from the sale of our discontinued operations.

          In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the interest on debt that was required to be repaid as a result of disposal transactions. Interest expense of $1.3 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for the prior year first quarter. Interest expense is no longer allocated to discontinued operations as all debt has been repaid as a result of the disposal of these operations.

Discontinued Operations

          Our former convenience distribution operations, insurance operations and certain of our retail, grocery distribution and real estate operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

          Discontinued operations had no sales during the first quarter and generated sales of $216.3 million during the prior year first quarter. The first quarter operating loss in discontinued operations of $0.2 million was partially offset by an income tax benefit of $0.1 million. The net loss from discontinued operations had no impact on earnings per share. The $3.0 million loss from discontinued operations for the prior year first quarter consisted of a loss from operations of $2.3 million, provision for asset impairments and exit costs of $3.6 million, gain on disposal of $1.8 million and an income tax benefit of $1.1 million. The net loss from discontinued operations contributed a loss of $0.15 per share in fiscal 2004.

          Total assets of discontinued operations decreased from $8.3 million at March 27, 2004 to $7.2 million at June 19, 2004. Total liabilities of discontinued operations decreased from $16.9 million at March 27, 2004 to $15.6 million at June 19, 2004.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the first quarter and prior year first quarter:

(In thousands)
	June 19, 2004	June 21, 2003
Net cash provided by operating activities	$23,013	$3,191
Net cash used in investing activities	(4,346)	(1,642)
Net cash used in financing activities	(18,236)	(13,166)
Net cash (used in) provided by discontinued operations	(1,033)	6,982

Net (decrease) increase in cash and cash equivalents	(602)	(4,635)
Cash and cash equivalents at beginning of year	12,838	23,306
Cash and cash equivalents at end of year	$12,236	$18,671

          Net cash provided by operating activities increased during the first quarter primarily due to the net change in our investment in working capital and an improvement in first quarter net earnings. This effect was partially offset by the receipt of a tax refund associated with net operating loss carrybacks of $9.3 million in the prior year first quarter and changes in other operating assets and liabilities.

          Net cash used in investing activities increased during the first quarter primarily due to increased capital expenditure activity. Capital expenditure dollars were split relatively equally between our two segments and were used for store refurbishments and new equipment and software. Under the terms of our senior secured revolving credit facility and our supplemental secured credit facility ("credit facilities"), should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. We expect capital expenditures to approximate $23.0 million for fiscal 2005 which would be within these restrictions.

          Net cash used in financing activities includes cash paid and received from our long-term borrowings and in the prior year first quarter, the payment of financing fees associated with our credit facilities. Our current maturities of long-term debt at June 19, 2004 are $4.1 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash (used in) provided by discontinued operations contains the net cash flows of our discontinued operations and consists primarily of net proceeds received on the sale of assets, net of identifiable debt repayments, the payment of store exit cost reserves, partial year operating results, and the payment of severance and related benefit accruals of employees that previously worked for discontinued operations. We expect the cash usage of our discontinued operations will be approximately $7.0 million in fiscal 2005 for the payment of store exit costs and other liabilities.

          Our principal sources of liquidity are cash flows generated from operations and our $185.0 million credit facilities. The credit facilities terminate December, 2007, and are secured by substantially all of our assets. We had available borrowings of $43.0 million at June 19, 2004 and maximum availability of $53.0 million, which exceeds the minimum excess availability levels, as defined in the credit agreements. We believe that cash generated from operating activities and available borrowings under the credit facilities are sufficient to support current operations.

          Our current ratio was 1.16:1.00 at June 19, 2004 versus 1.30:1.00 at March 27, 2004 and our investment in working capital decreased to $23.4 million at June 19, 2004 from $39.3 million at March 27, 2004. The improvement in our overall working capital requirements is primarily the result of the timing and mix of accounts payable balances and more efficient management of operating assets.

          Our long-term debt to equity ratio at June 19, 2004 was 0.98:1.00 versus 1.18:1.00 at March 27, 2004. This improvement was primarily due to reducing long-term debt by $18.6 million and the first quarter net earnings of $1.6 million.

          For information on contractual obligations, see our 2004 Annual Report on Form 10-K. At June 19, 2004, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

New Accounting Standards

          In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 supercedes FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," and provides guidance on the accounting, disclosure, effective date and transition rules related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FAS FSP 106-2 will be effective in the second quarter of fiscal 2005 and is not expected to have a significant impact on our financial statements.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, exit costs, retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our 2004 Annual Report on Form 10-K.

-16

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

2.3

Asset Purchase Agreement dated October 2, 2003, as amended by Amendments One, Two, Three and Four, by and among United Wholesale Grocery Company, United Distribution Group, L.L.C. and United Properties Group, L.L.C. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended January 3, 2004, filed on February 5, 2004. Here incorporated by reference.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: Spartan Stores filed the following Current Report on Form 8-K during the quarter ended June 19, 2004.

Date of Report	Filing Date	Item(s) Reported

May 5, 2004	May 5, 2004

Under Items 9 and 12, this Form 8-K included a press release announcing Spartan Stores' financial results for the fiscal year ended March 27, 2004. It included a summary statement of earnings for the quarter ended March 27, 2004 and the year-to-date period, and the corresponding prior-periods, and summary balance sheets as of March 27, 2004 and March 29, 2003.

June 18, 2004	June 18, 2004	Under Item 9, this Form 8-K announced a presentation made to certain analysts and directed investors to Spartan Stores' website for a copy of the presentation materials.

          Each of the above-listed Forms 8-K are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date: July 23, 2004	By /s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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

2.3

Asset Purchase Agreement dated October 2, 2003, as amended by Amendments One, Two, Three and Four, by and among United Wholesale Grocery Company, United Distribution Group, L.L.C. and United Properties Group, L.L.C. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended January 3, 2004, filed on February 5, 2004. Here incorporated by reference.

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