Form 10-Q
period 2004-09-11
SPARTAN STORES INC
filed 2004-10-15
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 11, 2004.

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

As of October 8, 2004 the registrant had 20,501,966 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

          The matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans," "believes," "estimates," "intends," is "optimistic" or "confident" that a particular occurrence "will," "may," "could," "should" or "will likely" result or that a particular event "will," "may," "could," "should" or "will likely" occur in the future, that the "outlook" or "trend" is toward a particular result or occurrence, or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 2 of this Form 10-Q, are inherently forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 27, 2004 and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to strengthen our retail-store performance; sustain sales growth; increase gross margin; reduce operating costs; sell on favorable terms assets classified as held for sale; continue to meet the terms of our debt covenants; and implement the other programs, plans, strategies, objectives, goals or expectations described in this Quarterly Report will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

          Anticipated future sales are subject to competitive pressures from many sources. Our Grocery Distribution and Retail businesses compete with many warehouse discount stores, supermarkets, pharmacies and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, our ability to retain and add to the retail stores to whom we distribute, competitive pressures in the retail industry generally and our geographic markets specifically and our ability to implement effective new marketing and merchandising programs. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

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

          In fiscal 2004, we completed the sales of substantially all of the assets of United Wholesale Grocery Company, L&L/Jiroch Distributing Company, J.F. Walker Company, Inc. and most Food Town stores and have closed all Food Town stores that were not sold. We believe that these actions will allow us to better focus our efforts and capital on key strategic markets where we have the strongest growth and value creation opportunities. However, we cannot assure you that these transactions will be beneficial to our company. Our asset impairment and exit cost provisions for these transactions are estimates and actual costs may be more or less than these estimates. The agreements relating to some of these transactions require us to indemnify these asset buyers for breaches of our representations and warranties contained in the agreements and certain other matters.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	September 11, 2004	March 27, 2004

Current assets
Cash and cash equivalents	$13,450	$12,838
Accounts receivable, net	41,956	39,732
Inventories	92,265	97,771
Prepaid expenses and other current assets	8,948	9,578
Deferred taxes on income	4,893	6,353
Property and equipment held for sale	3,972	4,051
Total current assets	165,484	170,323

Other assets
Goodwill, net	72,105	72,105
Deferred taxes on income	21,999	25,147
Other, net	14,657	16,438
Total other assets	108,761	113,690

Property and equipment, net	105,156	108,437

Total assets	$379,401	$392,450

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$81,591	$75,206
Accrued payroll and benefits	21,892	24,374
Insurance reserves	6,508	7,009
Other accrued expenses	18,294	20,291
Current maturities of long-term debt	5,227	4,177
Total current liabilities	133,512	131,057

Other long-term liabilities	17,779	20,084
Postretirement benefits	12,071	11,026
Long-term debt	101,230	124,616

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 20,477 and 20,092 shares outstanding	117,944	116,666
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Deferred stock-based compensation	(819)	(179)
Accumulated other comprehensive loss	(182)	(182)
Accumulated deficit	(2,134)	(10,638)
Total shareholders' equity	114,809	105,667

Total liabilities and shareholders' equity	$379,401	$392,450

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	12 Weeks Ended		24 Weeks Ended
	September 11, 2004	September 13, 2003	September 11, 2004	September 13, 2003

Net sales	$486,701	$491,371	$961,026	$953,940
Cost of sales	391,610	398,504	780,035	776,310
Gross margin	95,091	92,867	180,991	177,630

Selling, general and administrative expenses	81,845	85,595	162,868	171,250

Operating earnings	13,246	7,272	18,123	6,380

Other income and expenses
Interest expense	2,277	3,138	4,569	7,108
Other, net	58	(85)	29	(175)
Total other income and expenses	2,335	3,053	4,598	6,933

Earnings (loss) before income taxes and discontinued operations	10,911	4,219	13,525	(553)
Income taxes	3,817	1,489	4,732	(193)
Earnings (loss) from continuing operations	7,094	2,730	8,793	(360)
Loss from discontinued operations, net of taxes	(143)	(958)	(289)	(3,985)
Net earnings (loss)	$6,951	$1,772	$8,504	$(4,345)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.35	$0.14	$0.43	$(0.02)
Loss from discontinued operations	(0.01)	(0.05)	(0.01)	(0.20)
Net earnings (loss)	$0.34	$0.09	$0.42	$(0.22)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.35	$0.14	$0.42	$(0.02)
Loss from discontinued operations	(0.01)	(0.05)	(0.01)	(0.20)
Net earnings (loss)	$0.34	$0.09	$0.41	$(0.22)

Weighted average shares outstanding:
Basic	20,468	19,947	20,361	19,962
Diluted	20,694	20,077	20,572	19,962

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance - March 30, 2003	19,999	$116,388	$-	$(2,816)	$(3,940)	$109,632

Comprehensive loss, net of tax:
Net loss for fiscal 2004	-	-	-	-	(6,698)	(6,698)
Unrealized gain on interest rate
swap agreements	-	-	-	372	-	372
Minimum pension liability adjustment	-	-	-	2,383	-	2,383
Unrealized loss on securities	-	-	-	(121)	-	(121)
Total comprehensive loss	-	-	-	-	-	(4,064)

Purchases of common stock	(56)	(164)	-	-	-	(164)
Issuances of restricted stock	149	442	(442)	-	-	-
Amortization of restricted stock	-	-	263	-	-	263

Balance - March 27, 2004	20,092	116,666	(179)	(182)	(10,638)	105,667

Comprehensive loss, net of tax:
Net earnings for fiscal 2005	-	-	-	-	8,504	8,504
Issuances of common stock	166	562	-	-	-	562
Issuances of restricted stock	243	792	(792)	-	-	-
Cancellations of restricted stock	(24)	(76)	76			-
Amortization of restricted stock	-	-	76	-	-	76

Balance - September 11, 2004	20,477	$117,944	$(819)	$(182)	$(2,134)	$114,809

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	24 Weeks Ended
	September 11, 2004	September 13, 2003
Cash flows from operating activities
Net earnings (loss)	$8,504	$(4,345)
Loss from discontinued operations	289	3,985
Earnings (loss) from continuing operations	8,793	(360)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	10,846	13,408
Postretirement benefits	1,045	(867)
Deferred taxes on income	4,559	(960)
Other	154	221
Changes in operating assets and liabilities:
Accounts receivable	(3,130)	(1,161)
Inventories	5,085	5,440
Prepaid expenses and other assets	2,601	2,661
Refundable income taxes	-	9,349
Accounts payable	6,656	(12,020)
Accrued payroll and benefits	(1,575)	(1,367)
Insurance reserves	(1,076)	1,118
Other accrued expenses and other liabilities	(1,180)	(8,285)
Net cash provided by operating activities	32,778	7,177

Cash flows from investing activities
Purchases of property and equipment	(8,210)	(4,173)
Net proceeds from the sale of assets	89	52
Other	288	360
Net cash used in investing activities	(7,833)	(3,761)

Cash flows from financing activities
Net (payments) proceeds from revolver	(20,733)	19,700
Repayment of long-term debt	(1,607)	(25,974)
Financing fees paid	-	(2,535)
Proceeds from sale of common stock	562	-
Net cash used in financing activities	(21,778)	(8,809)

Discontinued operations:
Net cash used in discontinued operations	(2,555)	(1,455)

Net increase (decrease) in cash and cash equivalents	612	(6,848)
Cash and cash equivalents at beginning of period	12,838	23,306
Cash and cash equivalents at end of period	$13,450	$16,458

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

In the opinion of management, the accompanying consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of September 11, 2004 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

(In thousands, except per share data)
	12 Weeks Ended
	September 11, 2004	September 13, 2003

Net earnings, as reported	$6,951	$1,772
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(71)	(145)

Pro forma net earnings	$6,880	$1,627

Basic and diluted earnings per share - as reported	$0.34	$0.09
Basic earnings per share - pro forma	0.34	0.08
Diluted earnings per share - pro forma	$0.33	$0.08

	24 Weeks Ended
	September 11, 2004	September 13, 2003

Net earnings (loss), as reported	$8,504	$(4,345)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(163)	(298)

Pro forma net earnings (loss)	$8,341	$(4,643)

Basic earnings (loss) per share - as reported	$0.42	$(0.22)
Diluted earnings (loss) per share - as reported	0.41	(0.22)
Basic and diluted earnings (loss) per share - pro forma	$0.41	$(0.23)

Reclassifications
Certain reclassifications have been made to the fiscal 2004 consolidated financial statements to conform to the fiscal 2005 presentation.

Note 2
New Accounting Standards

In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 provides guidance on the accounting, disclosure, effective date and transition rules related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-2 was adopted in the second quarter of fiscal 2005 and did not have a significant impact on the financial statements.

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

Discontinued operations had no sales during the second quarter and year-to-date period ended September 11, 2004 and generated sales of $47.6 million and $263.4 million during the second quarter and year-to-date period ended September 13, 2003, respectively. The operating losses in discontinued operations for the second quarter and year-to-date period ended September 11, 2004 of $0.2 million and $0.4 million were partially offset by income tax benefits of $0.1 million and $0.2 million. The net losses from discontinued operations contributed a loss of $0.01 per share for the second quarter and year-to-date period ended September 11, 2004.

The $1.0 million net loss from discontinued operations for the second quarter ended September 11, 2003 consisted of a loss from operations of $0.6 million, provision for asset impairments and exit costs of $3.0 million, gain on disposal of assets of $1.6 million and an income tax benefit of $1.0 million. The net loss from discontinued operations contributed a loss of $0.05 per share. The $4.0 million net loss from discontinued operations for the year-to-date period ended September 13, 2003 consisted of a loss from operations of $1.3 million, provision for asset impairments and exit costs of $6.6 million, gain on disposal of assets of $1.8 million and an income tax benefit of $2.1 million. The net loss from discontinued operations contributed a loss of $0.20 per share.

Total assets of discontinued operations decreased from $8.3 million at March 27, 2004 to $7.1 million at September 11, 2004. Total liabilities of discontinued operations decreased from $16.9 million at March 27, 2004 to $14.8 million at September 11, 2004.

In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the debt that was required to be repaid as a result of the asset dispositions. Interest expense of $0.3 million and $1.6 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for the second quarter and year-to-date period ended September 13, 2003. Interest expense is no longer allocated to discontinued operations as all debt has been repaid as a result of the disposal of these operations.

Note 4
Asset Impairments and Exit Costs

Discontinued operations recognized pre-tax charges of $3.0 million and $6.6 million during the second quarter and year-to-date period ended September 13, 2003 for asset impairments and exit costs related to transaction costs and severance.

The following table provides the activity of exit costs for fiscal year 2004 and the twenty-four weeks ended September 11, 2004. Exit costs recorded in the Consolidated Balance Sheets are included in Other accrued expenses in current liabilities and Other long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
	Lease and Ancillary Costs	Severance

Balance at March 30, 2003	$18,973	$3,866
Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,578 (a)	-
Assumption of leases	3,347
Provision for severance	-	3,299 (b)
Payments, net of interest accretion	(6,560)	(6,542)
Balance at March 27, 2004	$18,338	$623
Payments, net of interest accretion	(2,405)	(307)
Balance at September 11, 2004	$15,933	$316

(a) Includes $2.0 million of charges recorded in discontinued Retail operations and $0.6 million recorded in discontinued Grocery Distribution operations.
(b) Includes $3.1 million of charges recorded in discontinued Retail operations and $0.2 million recorded in discontinued Convenience Distribution operations.

Note 5
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the second quarter and year-to-date periods ended September 11, 2004 and September 13, 2003:

(In thousands)
12 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 11, 2004	Sept. 13, 2003	Sept. 11, 2004	Sept. 13, 2003	Sept. 11, 2004	Sept. 13, 2003
Service cost	$1,047	$-	$5	$-	$57	$58
Interest cost	651	854	9	11	97	100
Expected return on plan assets	(859)	(965)	-	-	-	-
Net amortization and deferral	(137)	(89)	3	5	(7)	(4)
Settlement expense	-	-	-	-	-	-
Net periodic benefit cost	$702	$(200)	$17	$16	$147	$154

(In thousands)
24 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 11, 2004	Sept. 13, 2003	Sept. 11, 2004	Sept. 13, 2003	Sept. 11, 2004	Sept. 13, 2003
Service cost	$1,844	$-	$10	$-	$114	$116
Interest cost	1,302	1,708	17	22	194	200
Expected return on plan assets	(1,718)	(1,930)	-	-	-	-
Net amortization and deferral	(274)	(178)	6	10	(14)	(8)
Settlement expense	-	-	-	1,444	-	-
Net periodic benefit cost	$1,154	$(400)	$33	$1,476	$294	$308

Spartan Stores expects to contribute $1.0 million to its defined benefit plans in fiscal 2005 to meet the minimum funding requirements. No amounts have been contributed as of September 11, 2004.

Note 6
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Retail	Grocery Distribution	Total
12 Weeks Ended September 11, 2004
Net sales	$232,189	$254,512	$486,701
Depreciation and amortization	2,779	1,938	4,717
Operating earnings	6,802	6,444	13,246
Capital expenditures	2,542	1,151	3,693
12 Weeks Ended September 13, 2003
Net sales	$230,502	$260,869	$491,371
Depreciation and amortization	4,035	2,079	6,114
Operating earnings	4,247	3,025	7,272
Capital expenditures	1,813	577	2,390

24 Weeks Ended September 11, 2004
Net sales	$445,700	$515,326	$961,026
Depreciation and amortization	6,057	3,876	9,933
Operating earnings	6,940	11,183	18,123
Capital expenditures	4,926	3,284	8,210
24 Weeks Ended September 13, 2003
Net sales	$442,775	$511,165	$953,940
Depreciation and amortization	7,954	4,241	12,195
Operating earnings	1,260	5,120	6,380
Capital expenditures	2,592	1,581	4,173

	September 11, 2004	March 27, 2004
Total assets
Grocery Distribution	$189,591	$202,984
Retail	182,746	181,125
Discontinued operations	7,064	8,341
Total	$379,401	$392,450

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Ohio.

          We currently operate two reportable business segments: Grocery Distribution and Retail. Our Grocery Distribution segment provides a full line of grocery, general merchandise, frozen and perishable items to more than 300 independently owned grocery stores and our 75 corporate owned stores. Our Retail segment operates 54 retail supermarkets in Michigan under the banners Family Fare Supermarkets and Glen's Markets and 21 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores. Our deep-discount food and drug stores offer a unique combination of full-service pharmacy, general merchandise products and basic food offerings.

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

Results of Operations

          The following table sets forth items from our Consolidated Statements of Operations as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		24 Weeks Ended		12 Weeks Ended	24 Weeks Ended
	Sept. 11, 2004	Sept. 13, 2003	Sept. 11, 2004	Sept. 13, 2003	Sept. 11, 2004	Sept. 11, 2004
Net sales	100.0	100.0	100.0	100.0	(1.0)	0.7
Gross margin	19.5	18.9	18.8	18.6	2.4	1.9
Selling, general and administrative	16.8	17.4	16.9	18.0	(4.4)	(4.9)
Operating earnings	2.7	1.5	1.9	0.6	82.2	184.1
Other income and expenses	0.5	0.6	0.5	0.7	(23.5)	(33.7)
Earnings (loss) before income taxes and discontinued operations	2.2	0.9	1.4	(0.1)	*	*
Income taxes	0.8	0.3	0.5	(0.0)	*	*
Earnings (loss) from continuing operations	1.4	0.6	0.9	(0.1)	*	*
Loss from discontinued operations	(0.0)	(0.2)	(0.0)	(0.4)	(85.1)	(92.7)
Net earnings (loss)	1.4	0.4	0.9	(0.5)	*	*

* Percentage change is not meaningful

          Net Sales - Net sales for the quarter ended September 11, 2004 ("second quarter") decreased $4.7 million, or 1.0 percent, from $491.4 million in the quarter ended September 13, 2003 ("prior year second quarter") to $486.7 million. Net sales for the year-to-date period ended September 11, 2004 ("current year-to-date") increased $7.1 million, or 0.7 percent, from $953.9 million in the prior year-to-date period ended September 13, 2003 ("prior year-to-date") to $961.0 million.

          Net sales for the second quarter in our Grocery Distribution segment decreased $6.4 million, or 2.4 percent, from $260.9 million in the prior year second quarter to $254.5 million. Net sales for the current year-to-date period increased $4.2 million, or 0.8 percent, from $511.1 million in the prior year-to-date period to $515.3 million. The sales decrease in the second quarter was primarily due to a shift of our fall private label promotion to the third quarter, which is estimated to have impacted sales by approximately $4.0 to $5.0 million, the loss of two distribution customers of approximately $4.0 million and the cycling of incremental sales to customers in the prior year second quarter due to the power outage that affected the Detroit area. The sales increase for the year-to-date period was due primarily to sales to new customers, partially offset by the factors mentioned above.

          Net sales for the second quarter in our Retail segment increased $1.7 million, or 0.7 percent, from $230.5 million in the prior year second quarter to $232.2 million. Net sales for the year-to-date period increased $2.9 million, or 0.7 percent, from $442.8 million in the prior year-to-date period to $445.7 million. Comparable store sales increased 1.4 percent in the second quarter, representing the sixth consecutive quarter of comparable store sales growth, and 1.2 percent year-to-date. Comparable store sales increases include 0.7 percent and 0.6 percent during the second quarter and year-to-date periods, respectively, due to the recording of bottle deposits as a liability when sold and an asset when returned, rather than a net reduction in sales as was done in previous fiscal years, as supermarkets typically receive more returns of bottles than originally sold. This change has no impact on reported gross margin dollars. We believe this revised reporting method better reflects the true sales performance of our stores. The remaining sales increases were due primarily to store refurbishing, product merchandising and reset initiatives and continued improvements in store level execution at our supermarkets. Also contributing to the sales increase was higher customer traffic in certain supermarkets due to the closure of competing stores in northern Michigan. These increases were partially offset by sales decreases at our deep-discount food and drug stores due to lower prescription sales resulting from a United Auto Workers mandate that requires members to switch to mail order prescription refills for maintenance medication, which also resulted in lower than expected prescription sales at our supermarket pharmacies, and due to the cycling of promotional activity that accompanied the closure of select Food Town stores.

          During the fourth quarter of fiscal 2004, two supercenters opened in markets where we operate corporate owned stores. Two additional supercenters opened in the second quarter of fiscal 2005 that affected certain supermarkets and deep-discount food and drug stores, and we are anticipating another opening in the third quarter. We expect our comparable store sales growth to moderate further as we compare results against the strong sales growth reported in the previous year, we cycle competitive store closings and as new supercenters open in our markets. We are improving our offering to our customers by continuing to implement more effective category management practices, adding more convenient services such as fuel centers and in-store pharmacies and improving physical facilities with our remodel and new store programs. We expect to open two fuel centers and three in-store pharmacies during the third quarter.

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

          Gross margin for the second quarter increased $2.2 million, or 2.4 percent, from $92.9 million in the prior year second quarter to $95.1 million. As a percent of net sales, gross margin for the second quarter increased to 19.5 percent from 18.9 percent. Gross margin for the year-to-date period increased $3.4 million, or 1.9 percent, from $177.6 million in the prior year-to-date period to $181.0 million. As a percent of net sales, gross margin for the year-to-date period increased to 18.8 percent from 18.6 percent. The gross margin rate improvement was primarily due to the timing of new product initiatives at the Grocery Distribution segment.

          Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses for the second quarter decreased $3.8 million, or 4.4 percent, from $85.6 million in the prior year second quarter to $81.8 million. As a percent of net sales, SG&A expenses for the second quarter improved to 16.8 percent from 17.4 percent. SG&A expenses for the year-to-date period decreased $8.4 million, or 4.9 percent, from $171.3 million in the prior year-to-date period to $162.9 million. As a percent of net sales, SG&A expenses year-to-date improved to 16.9 percent from 18.0 percent. The decreases in SG&A are primarily due to the following:
•	Reduced depreciation and amortization of $1.4 million and $2.3 million for the second quarter and year-to-date period, respectively, primarily at the Retail segment
•	Reduced labor costs of $1.3 million and $2.1 million for the second quarter and year-to-date period, respectively, at the Retail segment driven primarily by operating efficiencies
•	Receipt of termination and penalty payments from a former Grocery Distribution customer of $1.0 million and $1.3 million in the second quarter and year-to-date periods, respectively
•	Salaries and benefits savings associated with corporate staff reductions during fiscal 2004, partially offset by increased benefit costs in the current year
•	Reduced professional services due to cycling of our refinancing efforts in the second quarter
•	A non-recurring $1.4 million charge related to the retirement distribution to the former Chief Executive Officer in the prior year first quarter
•	Severance costs of $0.6 million associated with corporate staff reductions in the prior year first quarter

          Interest Expense - Interest expense for the second quarter decreased $0.9 million, or 27.4 percent, from $3.1 million in the prior year second quarter to $2.3 million. Interest expense for the year-to-date period decreased $2.5 million, or 35.7 percent, from $7.1 million in the prior year second quarter to $4.6 million. The decrease in interest expense is primarily due to bank waiver fees incurred in the prior year second quarter of $0.2 million and $1.9 million in the prior year-to-date period and lower total average borrowings. Total average borrowings decreased $63.3 million from $180.9 million in the prior year to $117.6 million as a result of debt repayments resulting primarily from the sale of our discontinued operations and cash generated from operations.

          In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the debt that was required to be repaid as a result of the assets dispositions. Interest expense of $0.3 million and $1.6 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for the prior year second quarter and year-to-date period. Interest expense is no longer allocated to discontinued operations as all debt has been repaid as a result of the disposal of these operations.

Discontinued Operations

          Our former convenience distribution operations, insurance operations and certain of our retail, grocery distribution and real estate operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

          Discontinued operations had no sales during the second quarter and year-to-date period ended September 11, 2004 and generated sales of $47.6 million and $263.4 million during the second quarter and year-to-date period ended September 13, 2003, respectively. The operating losses in discontinued operations for the second quarter and year-to-date period ended September 11, 2004 of $0.2 million and $0.4 million were partially offset by income tax benefits of $0.1 million and $0.2 million. The net losses from discontinued operations contributed a loss of $0.01 per share for the second quarter and year-to-date period ended September 11, 2004.

          The $1.0 million loss from discontinued operations for the second quarter ended September 11, 2003 consisted of a loss from operations of $0.6 million, provision for asset impairments and exit costs of $3.0 million, gain on disposal of assets of $1.6 million and an income tax benefit of $1.0 million. The net loss from discontinued operations contributed a loss of $0.05 per share. The $4.0 million loss from discontinued operations for the year-to-date period ended September 13, 2003 consisted of a loss from operations of $1.3 million, provision for asset impairments and exit costs of $6.6 million, gain on disposal of assets of $1.8 million and an income tax benefit of $2.1 million. The net loss from discontinued operations contributed a loss of $0.20 per share.

          Total assets of discontinued operations decreased from $8.3 million at March 27, 2004 to $7.1 million at September 11, 2004. Total liabilities of discontinued operations decreased from $16.9 million at March 27, 2004 to $14.8 million at September 11, 2004.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)
	September 11, 2004	September 13, 2003
Net cash provided by operating activities	$32,778	$7,177
Net cash used in investing activities	(7,833)	(3,761)
Net cash used in financing activities	(21,778)	(8,809)
Net cash used in discontinued operations	(2,555)	(1,455)

Net increase (decrease) in cash and cash equivalents	612	(6,848)
Cash and cash equivalents at beginning of year	12,838	23,306
Cash and cash equivalents at end of period	$13,450	$16,458

          Net cash provided by operating activities increased during the year-to-date period primarily due to the net improvement in our investment in working capital, resulting from better inventory management practices and an improvement in net earnings. This effect was partially offset by the receipt of a tax refund associated with net operating loss carrybacks of $9.3 million in the prior year-to-date period and changes in other operating assets and liabilities.

          Net cash used in investing activities increased during the current fiscal year primarily due to increased capital expenditure activity. Capital expenditure dollars were split 60 percent in our Retail segment and 40 percent in our Grocery Distribution segment and were used primarily for store refurbishments, new equipment and information technology enhancements. We have completed store remodels and/or merchandise resets at eight stores during the current year. We expect to complete similar remodels on 2 to 5 additional stores by the end of the year. Although we are not currently governed by the following restrictions, under the terms of our senior secured revolving credit facility and our supplemental secured credit facility ("credit facilities"), should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. We expect capital expenditures to be approximately $20.0 million to $25.0 million for fiscal 2005, which would be within these restrictions.

          Net cash used in financing activities includes cash paid and received from our long-term borrowings and in the prior fiscal year, the payment of financing fees associated with our credit facilities. Our current maturities of long-term debt at September 11, 2004 are $5.2 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash used in discontinued operations contains the net cash flows of our discontinued operations and consists primarily of net proceeds received on the sale of assets, net of identifiable debt repayments, the payment of store exit cost reserves, partial year operating results, and the payment of severance and related benefit accruals of employees that previously worked for discontinued operations. We expect the cash usage of our discontinued operations will be approximately $6.5 million in fiscal 2005 for the payment of store exit costs and other liabilities.

          Our principal sources of liquidity are cash flows generated from operations and our $185.0 million credit facilities. The credit facilities terminate December 2007, and are secured by substantially all of our assets. We had available borrowings of $46.6 million at September 11, 2004 and maximum availability of $56.6 million, which exceeds the minimum excess availability levels, as defined in the credit agreements. We believe that cash generated from operating activities and available borrowings under the credit facilities are sufficient to support current operations.

          Our current ratio was 1.24:1.00 at September 11, 2004 versus 1.30:1.00 at March 27, 2004 and our investment in working capital decreased to $32.0 million at September 11, 2004 from $39.3 million at March 27, 2004. The improvement in our overall working capital requirements is primarily the result of improved inventory management and the shift in timing of our fall private label promotion.

          Our long-term debt to total capital ratio at September 11, 2004 was 0.48:1.00 versus 0.55:1.00 at March 27, 2004. This improvement was primarily due to reducing long-term debt by $23.4 million and the net earnings of $8.5 million.

          For information on contractual obligations, see our 2004 Annual Report on Form 10-K. At September 11, 2004, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

New Accounting Standards

          In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 provides guidance on the accounting, disclosure, effective date and transition rules related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FAS FSP 106-2 was adopted in the second quarter of fiscal 2005 and had no significant impact on our financial statements.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, exit costs, retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our 2004 Annual Report on Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

          There were no material changes in market risk of Spartan Stores from the end of the latest fiscal year to the date of the balance sheet in this report.
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

PART II
OTHER INFORMATION
ITEM 1.	Legal Proceedings

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
ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          Not applicable.
ITEM 3.	Defaults Upon Senior Securities

          Not applicable.
ITEM 4.	Submission of Matters to a Vote of Security Holders

          On August 11, 2004 at the 2004 annual meeting of shareholders of Spartan Stores, the shareholders voted to elect two persons to the board of directors. The following persons were duly elected:
	Term Expiring	Votes For	Votes Withheld

Gregory P. Josefowicz	2007	16,157,718	271,006
Craig C. Sturken	2007	16,132,297	296,427

          The following six persons continue to serve as directors of Spartan Stores: Elizabeth A. Nickels, Kenneth T. Stevens and James F. Wright are currently serving terms that will expire at Spartan Stores' 2005 annual meeting of shareholders and M. Shân Atkins, Dr. Frank M. Gambino and Timothy J. O'Donovan, are currently serving terms that will expire at Spartan Stores' 2006 annual meeting of shareholders.

          In addition, the shareholders voted on a proposal to ratify the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal year 2005. With respect to this proposal, shares were voted as follows:
Proposal	For	Against	Abstain

Proposal to ratify the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal year 2005.	16,301,783	48,490	78,451

          There were no broker non-votes with respect to matters voted on by Spartan Stores' shareholders at the meeting.
ITEM 5.	Other Information

          None.

ITEM 6.	Exhibits

(a)	Exhibits: The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

10.1	Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers.

10.2	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date: October 15, 2004	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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

10.1	Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers.

10.2	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.