Form 10-Q
period 2005-01-01
SPARTAN STORES INC
filed 2005-02-04
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005.

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

As of January 29, 2005 the registrant had 20,515,591 outstanding shares of common stock, no par value.

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

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 27, 2004 and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to strengthen our retail-store performance; sustain sales growth; increase gross margin; maintain and improve customer and supplier relationships; reduce operating costs; sell on favorable terms assets classified as held for sale; generate cash; continue to meet the terms of our debt covenants; and implement the other programs, plans, strategies, objectives, goals or expectations described in this Quarterly Report will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

          Anticipated future sales are subject to competitive pressures from many sources. Our Grocery Distribution and Retail businesses compete with many warehouse discount stores, supermarkets, supercenters, pharmacies and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, our ability to retain and add to the retail stores to whom we distribute, competitive pressures in the retail industry generally and our geographic markets specifically and our ability to successfully implement effective new marketing and merchandising programs. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

          Our operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor shortages, stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our operating and administrative expenses, net income and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as we anticipate. Acts of terrorism or war have in the past and may in the future result in considerable economic and political uncertainties that could have adverse effects on consumer buying behavior, fuel costs, shipping and transportation, product imports and other factors affecting our company and the grocery industry generally.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	January 1, 2005	March 27, 2004

Current assets
Cash and cash equivalents	$14,576	$12,838
Accounts receivable, net	40,859	39,732
Inventories	96,229	97,771
Prepaid expenses and other current assets	8,684	9,578
Deferred taxes on income	5,323	6,353
Property and equipment held for sale	3,826	4,051
Total current assets	169,497	170,323

Other assets
Goodwill, net	72,315	72,105
Deferred taxes on income	19,221	25,147
Other, net	13,423	16,438
Total other assets	104,959	113,690

Property and equipment, net	106,784	108,437

Total assets	$381,240	$392,450

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$79,879	$75,206
Accrued payroll and benefits	24,865	24,374
Insurance reserves	6,508	7,009
Other accrued expenses	19,810	20,291
Current maturities of long-term debt	2,827	4,177
Total current liabilities	133,889	131,057

Other long-term liabilities	16,949	20,084
Postretirement benefits	11,938	11,026
Long-term debt	98,991	124,616

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 20,502 and 20,092 shares outstanding	118,032	116,666
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Deferred stock-based compensation	(768)	(179)
Accumulated other comprehensive loss	(182)	(182)
Retained earnings (accumulated deficit)	2,391	(10,638)
Total shareholders' equity	119,473	105,667

Total liabilities and shareholders' equity	$381,240	$392,450

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	16 Weeks Ended		40 Weeks Ended
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004

Net sales	$624,517	$644,119	$1,585,543	$1,598,059
Cost of sales	507,165	529,035	1,287,200	1,305,345
Gross margin	117,352	115,084	298,343	292,714

Selling, general and administrative expenses	105,912	108,985	268,780	280,235

Operating earnings	11,440	6,099	29,563	12,479

Other (income) and expenses
Interest expense	2,897	3,668	7,466	10,776
Debt extinguishment	561	8,798	561	8,798
Other, net	(939)	(111)	(910)	(286)
Total other (income) and expenses	2,519	12,355	7,117	19,288

Earnings (loss) before income taxes and discontinued operations	8,921	(6,256)	22,446	(6,809)
Income taxes	3,123	(2,187)	7,855	(2,380)
Earnings (loss) from continuing operations	5,798	(4,069)	14,591	(4,429)
Loss from discontinued operations, net of taxes	(1,273)	(8)	(1,562)	(3,993)
Net earnings (loss)	$4,525	$(4,077)	$13,029	$(8,422)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.28	$(0.20)	$0.72	$(0.22)
Loss from discontinued operations	(0.06)	(0.00)	(0.08)	(0.20)
Net earnings (loss)	$0.22	$(0.20)	$0.64	$(0.42)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.28	$(0.20)	$0.71	$(0.22)
Loss from discontinued operations	(0.06)	(0.00)	(0.08)	(0.20)
Net earnings (loss)	$0.22	$(0.20)	$0.63	$(0.42)

Weighted average shares outstanding:
Basic	20,498	20,053	20,416	19,999
Diluted	20,795	20,053	20,658	19,999

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

Balance - March 30, 2003	19,999	$116,388	$-	$(2,816)	$(3,940)	$109,632

Comprehensive loss, net of tax:
Net loss for fiscal 2004	-	-	-	-	(6,698)	(6,698)
Unrealized gain on interest rate
swap agreements	-	-	-	372	-	372
Minimum pension liability adjustment	-	-	-	2,383	-	2,383
Unrealized loss on securities	-	-	-	(121)	-	(121)
Total comprehensive loss	-	-	-	-	-	(4,064)

Purchases of common stock	(56)	(164)	-	-	-	(164)
Issuances of restricted stock	149	442	(442)	-	-	-
Amortization of restricted stock	-	-	263	-	-	263

Balance - March 27, 2004	20,092	116,666	(179)	(182)	(10,638)	105,667

Comprehensive earnings, net of tax:
Net earnings	-	-	-	-	13,029	13,029
Total comprehensive earnings						13,029

Issuances of common stock	187	636	-	-	-	636
Issuances of restricted stock	248	811	(811)	-	-	-
Cancellations of restricted stock	(25)	(81)	81			-
Amortization of restricted stock	-	-	141	-	-	141

Balance - January 1, 2005	20,502	$118,032	$(768)	$(182)	$2,391	$119,473

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	40 Weeks Ended
	January 1, 2005	January 3, 2004
Cash flows from operating activities
Net earnings (loss)	$13,029	$(8,422)
Loss from discontinued operations	1,562	3,993
Earnings (loss) from continuing operations	14,591	(4,429)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Debt extinguishment	561	8,798
Depreciation and amortization	17,627	22,085
Postretirement benefits	912	(1,180)
Deferred taxes on income	6,896	(4,084)
Other, net	(670)	185
Changes in operating assets and liabilities:
Accounts receivable	(2,535)	(204)
Inventories	1,121	6,735
Prepaid expenses and other assets	3,561	4,949
Refundable income taxes	-	9,349
Accounts payable	5,374	(17,843)
Accrued payroll and benefits	1,477	1,476
Insurance reserves	(1,265)	887
Other accrued expenses and other liabilities	169	(8,821)
Net cash provided by operating activities	47,819	17,903

Cash flows from investing activities
Purchases of property and equipment	(17,771)	(7,615)
Net proceeds from the sale of assets	2,832	144
Other	(205)	403
Net cash used in investing activities	(15,144)	(7,068)

Cash flows from financing activities
Net (payments) proceeds from revolver	(8,602)	111,040
Proceeds from long-term borrowings	-	15,000
Repayment of long-term debt	(18,438)	(126,773)
Financing fees paid	(492)	(8,667)
Proceeds from sale of common stock	636	-
Net cash used in financing activities	(26,896)	(9,400)

Discontinued operations:
Net cash used in discontinued operations	(4,041)	(6,737)

Net increase (decrease) in cash and cash equivalents	1,738	(5,302)
Cash and cash equivalents at beginning of period	12,838	23,306
Cash and cash equivalents at end of period	$14,576	$18,004

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

In the opinion of management, the accompanying consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of January 1, 2005 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Stock-Based Compensation
Spartan Stores has a stock incentive plan, which is more fully described in Note 10 of the 2004 Annual Report on Form 10-K. Spartan Stores accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in the Statements of Operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if Spartan Stores had applied the fair value recognition principles of Statement of Financial Accounting Standards Statement ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

(In thousands, except per share data)
	16 Weeks Ended
	January 1, 2005	January 3, 2004

Net earnings (loss), as reported	$4,525	$(4,077)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(91)	(187)

Pro forma net earnings (loss)	$4,434	$(4,264)

Basic and diluted earnings (loss) per share - as reported	$0.22	$(0.20)
Basic earnings per share - pro forma	$0.22	$(0.21)
Diluted earnings per share - pro forma	$0.21	$(0.21)

(In thousands, except per share data)
	40 Weeks Ended
	January 1, 2005	January 3, 2004

Net earnings (loss), as reported	$13,029	$(8,422)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(253)	(485)

Pro forma net earnings (loss)	$12,776	$(8,907)

Basic earnings (loss) per share - as reported	$0.64	$(0.42)
Diluted earnings (loss) per share - as reported	$0.63	$(0.42)
Basic earnings (loss) per share - pro forma	$0.63	$(0.45)
Diluted earnings (loss) per share - pro forma	$0.62	$(0.45)

Reclassifications
Certain reclassifications have been made to the fiscal 2004 consolidated financial statements to conform to the fiscal 2005 presentation.

Note 2
New Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, and supercedes APB Opinion No. 25. This Statement becomes effective for Spartan Stores at the beginning of our second quarter in fiscal 2006. Spartan Stores expects that the impact of adopting the FAS No. 123(R) will be consistent with the pro forma expense that has been previously disclosed, adjusted for future grants, cancellations and exercises of stock options in accordance with the Statement.

In May 2004, the FASB issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 provides guidance on the accounting, disclosure, effective date and transition rules related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-2 was adopted in the second quarter of fiscal 2005 and did not have a significant impact on the financial statements.

Note 3
Long-Term Debt

Effective December 2004, Spartan Stores amended its existing senior secured revolving credit facility and terminated its $15.0 million supplemental secured credit facility. The amended senior secured revolving credit facility ("credit facility") increased to $215.0 million from its original $170.0 million and now matures in December 2008 rather than December 2007. A portion of the funds made available under the amended agreement were used to prepay without penalty the remaining $13.9 million due under the supplemental secured credit facility. Spartan Stores recorded a pre-tax, non-cash charge of $0.6 million for the write-off of unamortized bank fees associated with the supplemental secured credit facility during the third quarter of fiscal 2005 and this amount is recorded as Debt extinguishment on the Consolidated Statements of Operations. Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include the maintenance of minimum EBITDA and maximum capital expenditures, as defined in the credit agreement. These covenants will not be effective as long as Spartan Stores maintains a minimum excess availability level, as defined in the credit agreement. Spartan Stores had available borrowings of $58.9 million at January 1, 2005 and maximum availability of $68.9 million, which exceeds the minimum excess availability levels. The credit facility provides for the issuance of letters of credit of which $11.3 million were outstanding and unused as of January 1, 2005. The credit facility bears interest at the London InterBank Offered Rate ("LIBOR") plus 1.75% or the prime rate (weighted average interest rate of 4.40% at January 1, 2005).

Spartan Stores' long-term debt consists of the following:
(In thousands)	January 1, 2005	March 27, 2004

Senior secured revolving credit facility, due December 2008	$88,621	$97,223
Supplemental secured credit facility	-	14,800
Other	13,197	16,770
	101,818	128,793
Less current portion	2,827	4,177
Total long-term debt	$98,991	$124,616

At January 1, 2005 long-term debt was due as follows:

(In thousands)
Fiscal Year
2005	$468
2006	2,812
2007	2,131
2008	4,131
2009	89,208
Thereafter	3,068
$101,818

Note 4
Sale of Joint Venture

Effective December 2004, Spartan Stores sold its 65 percent ownership interest in a retail store to its former joint venture partner. Total consideration of $4.5 million from the transaction was used to reduce outstanding debt. As a result of this sale, Spartan Stores recorded a pre-tax gain of $0.8 million in the third quarter of fiscal 2005 that is included in Other, net on the Consolidated Statements of Operations. Spartan Stores' annualized retail sales and after-tax net earnings from the joint venture approximated $20.0 million and $0.3 million, respectively. Spartan Stores entered into a 10-year distribution supply agreement with the acquirer.

Note 5
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

(In thousands, except per share data)
	16 Weeks Ended		40 Weeks Ended
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004

Net sales	$-	$47,872	$-	$311,766

Loss from discontinued operations
Loss from operations	$(258)	$(706)	$(702)	$(3,562)
Gain on disposal	-	223	-	3,585
Provision for asset impairments and exit costs	(1,700)	(28)	(1,700)	(6,615)
Tax benefit	685	503	840	2,599
Loss from discontinued operations	$(1,273)	$(8)	$(1,562)	$(3,993)

Basic and diluted loss per share	$(0.06)	$(0.00)	$(0.08)	$(0.20)

Total assets of discontinued operations decreased from $8.3 million at March 27, 2004 to $6.6 million at January 1, 2005. Total liabilities of discontinued operations decreased from $16.9 million at March 27, 2004 to $14.7 million at January 1, 2005.

In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the debt that was required to be repaid as a result of the asset dispositions. Interest expense of $0.3 million and $1.9 million was allocated to, and is included in, Loss from discontinued operations in the Consolidated Statements of Operations for the third quarter and year-to-date period ended January 3, 2004. Interest expense is no longer allocated to discontinued operations as all related debt has been repaid as a result of the disposal of these operations.

Note 6
Asset Impairments and Exit Costs

Spartan Stores recorded a provision for asset impairments and exit costs of $1.7 million during the third quarter and year-to-date period ended January 1, 2005 for a pension withdrawal liability from a multi-employer pension plan affiliated with the former discontinued Food Town supermarkets. The liability is expected to be paid over several years and Spartan Stores does not anticipate any further pension liabilities attributable to our discontinued operations. Discontinued operations recognized pre-tax charges of $6.6 million during the year-to-date period ended January 3, 2004 for asset impairments and exit costs related to transaction costs and severance.

The following table provides the activity of exit costs for fiscal year 2004 and the forty weeks ended January 1, 2005. Exit costs recorded in the Consolidated Balance Sheets are included in Other accrued expenses in current liabilities and Other long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
	Lease and Ancillary Costs		Severance

Balance at March 30, 2003	$18,973		$3,866
Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,578	(a)	-
Assumption of leases	3,347
Provision for severance	-		3,299 (a)
Payments, net of interest accretion	(6,560)		(6,542)
Balance at March 27, 2004	$18,338		$623
Provision for pension withdrawal liability	1,700	(a)	-
Payments, net of interest accretion	(4,164)		(371)
Balance at January 1, 2005	$15,874		$252

(a) Charges recorded in discontinued operations

Note 7
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the third quarter and year-to-date periods ended January 1, 2005 and January 3, 2004:

(In thousands)
16 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Jan. 1, 2005	Jan. 3, 2004	Jan. 1, 2005	Jan. 3, 2004	Jan. 1, 2005	Jan. 3, 2004
Service cost	$798	$-	$5	$-	$57	$58
Interest cost	651	854	9	11	97	100
Expected return on plan assets	(859)	(965)	-	-	-	-
Net amortization and deferral	(137)	(89)	3	5	(7)	(4)
Settlement expense	-	-	-	-	-	-
Net periodic benefit cost	$453	$(200)	$17	$16	$147	$154

(In thousands)
40 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Jan. 1, 2005	Jan. 3, 2004	Jan. 1, 2005	Jan. 3, 2004	Jan. 1, 2005	Jan. 3, 2004
Service cost	$2,642	$-	$15	$-	$171	$174
Interest cost	1,953	2,562	26	33	291	300
Expected return on plan assets	(2,577)	(2,895)	-	-	-	-
Net amortization and deferral	(411)	(267)	9	15	(21)	(12)
Settlement expense	-	-	-	1,444	-	-
Net periodic benefit cost	$1,607	$(600)	$50	$1,492	$441	$462

Spartan Stores contributed $0.8 million to its defined benefit plans in fiscal 2005 to meet the minimum funding requirements. No additional amounts are expected to be contributed during the current fiscal year.

Note 8
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Grocery Distribution	Retail	Total
16 Weeks Ended January 1, 2005
Net sales	$346,532	$277,985	$624,517
Depreciation and amortization	2,426	3,745	6,171
Operating earnings	6,857	4,583	11,440
Capital expenditures	2,560	7,001	9,561
16 Weeks Ended January 3, 2004
Net sales	$362,248	$281,871	$644,119
Depreciation and amortization	2,486	5,387	7,873
Operating earnings	7,442	(1,343)	6,099
Capital expenditures	914	2,528	3,442

40 Weeks Ended January 1, 2005
Net sales	$861,858	$723,685	$1,585,543
Depreciation and amortization	6,302	9,802	16,104
Operating earnings	18,040	11,523	29,563
Capital expenditures	5,844	11,927	17,771
40 Weeks Ended January 3, 2004
Net sales	$873,413	$724,646	$1,598,059
Depreciation and amortization	6,727	13,341	20,068
Operating (loss) earnings	12,562	(83)	12,479
Capital expenditures	2,495	5,120	7,615

	January 1, 2005	March 27, 2004
Total assets
Grocery Distribution	$193,525	$202,984
Retail	181,120	181,125
Discontinued operations	6,595	8,341
Total	$381,240	$392,450

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

          In our Grocery Distribution segment, we believe we are improving our partnerships with our customer base as we continually share best practices that are available through our combined experience and offer new merchandising and promotional programs. We believe that this process will strengthen the "Spartan network." In addition, we are continually improving our private label offerings through our packaging redesign and the significant product line expansion in health and beauty care, natural and organic products and other value added categories. These expansions have been made possible due to our relatively new relationships with Damon Worldwide and Topco.

          We remain focused on continually improving our Retail segment's customer shopping experience through the addition of value added services such as fuel centers and pharmacies, the better execution of our merchandising strategy through category management and the improvement of physical store appearance. We opened four new in-store pharmacies and three fuel centers during the quarter ended January 1, 2005 and expect to complete a major store expansion, two store remodels and one minor remodel by the end of fiscal 2005. In addition, we expect to complete two store expansions and store remodels and/or merchandise resets at another 10 to 15 stores during fiscal 2006.

          We will be challenged by more supercenter competition entering our markets, but believe that the initiatives we have launched can collectively generate enough growth to offset this impact. We will fully cycle two supercenter openings in the fourth quarter and an additional two during the second and third quarters of fiscal 2006. However, we expect an additional five supercenters to open in markets served by our corporate owned stores during fiscal 2006. We believe these openings are not likely to have the same sales effect as the four opened during fiscal 2005 as two of the openings represent conversions of existing discount stores to supercenters and all of the trade areas impacted already include a supercenter alternative. Also, all of the openings are occurring in markets that will affect primarily only one of our corporate owned stores and at least one other conventional competitor in each market. We have experienced similar historical supercenter openings and we continue to show positive supermarket comparable store sales despite this activity. We believe that the growth in supercenter openings will temper following fiscal 2006 and that we will benefit from the improved competitive landscape as weaker competitors exit the market.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Operations as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales				Percentage Change
	16 Weeks Ended		40 Weeks Ended		16 Weeks Ended	40 Weeks Ended
	Jan. 1, 2005	Jan. 3, 2004	Jan. 1, 2005	Jan. 3, 2004	Jan. 1, 2005	Jan. 1, 2005
Net sales	100.0	100.0	100.0	100.0	(3.0)	(0.8)
Gross margin	18.8	17.9	18.8	18.3	2.0	1.9
Selling, general and administrative	17.0	16.9	17.0	17.5	(2.8)	(4.1)
Operating earnings	1.8	1.0	1.8	0.8	87.6	136.9
Other income and expenses, net	0.3	0.6	0.4	0.6	(45.0)	(37.5)
Debt extinguishment	0.1	1.4	0.0	0.6	(93.6)	(93.6)
Earnings (loss) before income taxes and discontinued operations	1.4	(1.0)	1.4	(0.4)	*	*
Income taxes	0.5	(0.4)	0.5	(0.1)	*	*
Earnings (loss) from continuing operations	0.9	(0.6)	0.9	(0.3)	*	*
Loss from discontinued operations	(0.2)	(0.0)	(0.1)	(0.2)	*	(60.9)
Net earnings (loss)	0.7	(0.6)	0.8	(0.5)	*	*

* Percentage change is not meaningful

          Net Sales - Net sales for the quarter ended January 1, 2005 ("third quarter") decreased $19.6 million, or 3.0 percent, from $644.1 million in the quarter ended January 3, 2004 ("prior year third quarter") to $624.5 million. Net sales for the year-to-date period ended January 1, 2005 ("current year-to-date") decreased $12.5 million, or 0.8 percent, from $1,598.0 million in the prior year-to-date period ended January 3, 2004 ("prior year-to-date") to $1,585.5 million.

          Net sales for the third quarter in our Grocery Distribution segment decreased $15.7 million, or 4.3 percent, from $362.2 million in the prior year third quarter to $346.5 million. Net sales for the current year-to-date period decreased $11.5 million, or 1.3 percent, from $873.4 million in the prior year-to-date period to $861.9 million. The sales decrease in the third quarter was primarily due to the following:

•	The transition of two distribution customers to new suppliers of $7.0 million
•	Lower than anticipated initial conversion rate from the change in our deli and bakery program from a jointly managed program to a warehouse supported program of $8.5 million
•	Lower prescription drug program sales of $1.5 million due to a United Auto Workers ("UAW") mandate that requires members to switch to mail order prescription refills for maintenance medication
•	Lower other direct sales to customers of $2.5 million

          These declines were partially offset by net new business and incremental sales from the shift in our fall private label sale. The sales decrease for the year-to-date period was due primarily to the same factors mentioned above.

          Net sales for the third quarter in our Retail segment decreased $3.9 million, or 1.4 percent, from $281.9 million in the prior year third quarter to $278.0 million. Net sales for the year-to-date period decreased $1.0 million, or 0.1 percent, from $724.6 million in the prior year-to-date period to $723.6 million. Sales decreases were due to reduced sales at our deep-discount food and drug stores and the sale of our joint venture in a retail store, which resulted in a sales decline of approximately $0.6 million during the third quarter and year-to-date period, partially offset by sales increases at our supermarkets.

          Comparable store sales at our supermarkets increased 0.9 percent in the third quarter and 2.1 percent for the year-to-date period, despite four competitor supercenter store openings during the past four quarters. Sales increased 0.8 percent in the third quarter and 0.7 percent year-to-date due to a change in the recording of bottle deposits as a liability when sold and an asset when returned, rather than a net reduction in sales as was done in previous fiscal years, as supermarkets typically receive more returns of bottles than originally sold. This change has no impact on reported gross margin dollars. We believe this revised reporting method better reflects the true sales performance of our stores. The remaining sales increases were due primarily to continued improvements in marketing, merchandising and operations and contributions from new in-store pharmacies and fuel centers. These increases were partially offset by lower prescription sales at certain in-store pharmacies due to the UAW mail-order mandate.

          Comparable store sales at our deep-discount food and drug stores decreased 8.9 percent in the third quarter and 6.6 percent year-to-date. The sales decreases were primarily due to lower prescription sales as a result of the UAW mail-order mandate and the resulting effect on front-end sales. Also contributing to the decrease were the strong sales gains recorded in the prior year's third quarter due to aggressive promotions and the cycling of customers from the previous year's Food Town store closings. On a two-year basis, which we believe more appropriately reflects the long-term effect of our retailing strategies, comparable store sales at our deep-discount food and drug stores increased 0.6 percent for the third quarter and 2.2 percent for the year-to-date period.

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

          Gross margin for the third quarter increased $2.3 million, or 2.0 percent, from $115.1 million in the prior year third quarter to $117.4 million. As a percent of net sales, gross margin for the third quarter increased from 17.9 percent to 18.8 percent. Gross margin for the year-to-date period increased $5.6 million, or 1.9 percent, from $292.7 million in the prior year-to-date period to $298.3 million. As a percent of net sales, gross margin for the year-to-date period increased from 18.3 percent to 18.8 percent. The gross margin improvement for the third quarter and the year-to-date period was partially due to a $2.3 million favorable supply contract settlement at the Retail segment received in the third quarter. This settlement increased consolidated net margin by 40 basis points and 10 basis points for the third quarter and year-to-date period, respectively. The settlement was due to a favorable costing adjustment that accumulated during the past three years, including $0.6 million attributable to fiscal 2005. We believe the new contract signed in conjunction with the settlement will favorably affect future gross margin. In addition, more targeted promotional strategies at our deep-discount food and drug stores and improved merchandising execution at our Grocery Distribution segment has improved gross margin for the third quarter and year-to-date period. These increases were partially offset by gross margin declines at our supermarkets during the third quarter and year-to-date period.

          Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses for the third quarter decreased $3.1 million, or 2.8 percent, from $109.0 million in the prior year third quarter to $105.9 million. As a percent of net sales, SG&A expenses for the third quarter increased from 16.9 percent to 17.0 percent. SG&A expenses for the year-to-date period decreased $11.5 million, or 4.1 percent, from $280.2 million in the prior year-to-date period to $268.8 million. As a percent of net sales, SG&A expenses year-to-date improved from 17.5 to 17.0 percent.

The decreases in SG&A are primarily due to the following:
•

Reduced depreciation and amortization of $1.7 million and $4.0 million for the third quarter and year-to-date period, respectively, primarily at the Retail segment due to the completion of depreciable lives on a large number of acquisition-related store assets purchased more than five years ago

•	Reduced labor costs of $1.3 million and $3.4 million for the third quarter and year-to-date period, respectively, at the Retail segment driven primarily by operating efficiencies
•	Reduced bad debt expenses due to improved collection rates of $0.7 million in the third quarter and $1.2 million in the year-to-date period
•	Receipt of termination and penalty payments from a former Grocery Distribution customer of $1.3 million in the year-to-date period
•	A non-recurring $1.4 million charge related to the retirement distribution to the former Chief Executive Officer in the prior year first quarter
•	Severance costs of $0.7 million associated with corporate staff reductions in the prior year third quarter and $1.4 million in the prior year-to-date period

          These decreases are partially offset by increases in employee benefit and transportation costs, including the reinstatement of service credits for the cash balance pension plan during fiscal 2005 and increased fuel costs in our Grocery Distribution segment.

          Interest Expense - Interest expense for the third quarter decreased $0.8 million, or 21.0 percent, from $3.7 million in the prior year third quarter to $2.9 million. Interest expense for the year-to-date period decreased $3.3 million, or 30.7 percent, from $10.8 million in the prior year-to-date period to $7.5 million. The decrease in interest expense is primarily due to more favorable interest rates under our current bank agreement, bank waiver fees of $1.9 million incurred in the prior year-to-date period and lower total average borrowings. Total average borrowings decreased $67.6 million from $182.9 million in the prior year to $115.3 million as a result of debt repayments resulting primarily from the sale of our discontinued operations and cash generated from operations.

          In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the debt that was required to be repaid as a result of the assets dispositions. Interest expense of $0.3 million and $1.9 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for the prior year third quarter and year-to-date period. Interest expense is no longer allocated to discontinued operations as all related debt has been repaid as a result of the disposal of these operations.

          Debt Extinguishment - We recorded a $0.6 million and $8.8 million pre-tax, non-cash charge for the write-off of unamortized financing fees during the third quarter and prior year third quarter, respectively, as result of amending and/or refinancing our senior borrowing facilities during both of those quarters.

          Other, net - Other, net includes interest income and gains and losses on the sale of assets.

          Effective December 2004, Spartan Stores sold its 65 percent ownership interest in a retail store to its former joint venture partner. Total consideration of $4.5 million from the transaction was used to reduce outstanding debt. As a result of this sale, Spartan Stores recorded a pre-tax gain of $0.8 million in the third quarter of fiscal 2005 that is included in Other, net on the Consolidated Statements of Operations. Spartan Stores' annualized retail sales and after-tax net earnings from the joint venture approximated $20.0 million and $0.3 million, respectively. Spartan Stores entered into a 10-year distribution supply agreement with the acquirer. While future reported retail sales will be lower due to the sale, our prior comparable store sales guidance is not impacted, as sales from the joint venture were not included in our comparable store sales totals.

Discontinued Operations

          Our former convenience distribution operations, insurance operations and certain of our retail, grocery distribution and real estate operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

(In thousands, except per share data)
	16 Weeks Ended		40 Weeks Ended
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004

Net sales	$-	$47,872	$-	$311,766

Loss from discontinued operations
Loss from operations	$(258)	$(706)	$(702)	$(3,562)
Gain on disposal	-	223	-	3,585
Provision for asset impairments and exit costs	(1,700)	(28)	(1,700)	(6,615)
Tax benefit	685	503	840	2,599
Loss from discontinued operations	$(1,273)	$(8)	$(1,562)	$(3,993)

Basic and diluted loss per share	$(0.06)	$(0.00)	$(0.08)	$(0.20)

          Total assets of discontinued operations decreased from $8.3 million at March 27, 2004 to $6.6 million at January 1, 2005. Total liabilities of discontinued operations decreased from $16.9 million at March 27, 2004 to $14.7 million at January 1, 2005.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)
	January 1, 2005	January 3, 2004
Net cash provided by operating activities	$47,819	$17,903
Net cash used in investing activities	(15,144)	(7,068)
Net cash used in financing activities	(26,896)	(9,400)
Net cash used in discontinued operations	(4,041)	(6,737)
Net increase (decrease) in cash and cash equivalents	1,738	(5,302)
Cash and cash equivalents at beginning of year	12,838	23,306
Cash and cash equivalents at end of period	$14,576	$18,004

          Net cash provided by operating activities increased during the year-to-date period primarily due to the net improvement in our investment in working capital and an improvement in net earnings.

          Net cash used in investing activities increased during the current fiscal year primarily due to increased capital expenditure activity. Capital expenditure dollars were used 67 percent in our Retail segment and 33 percent in our Grocery Distribution segment in the current year-to-date period and were used primarily for store refurbishments, in-store pharmacy construction, fuel center construction and purchase, new equipment and information technology enhancements. We expect to complete a major store expansion, two store remodels and one minor remodel by the end of fiscal 2005. Although we are not currently governed by the capital expenditure restrictions under the terms of our amended senior secured revolving credit facility ("credit facility"), should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. We expect capital expenditures to be approximately $22.0 to $25.0 million for fiscal 2005, which would be below the restriction.

          Net cash used in financing activities primarily includes cash paid and received related to our long-term borrowings and the payment of financing fees associated with bank financing. Our current maturities of long-term debt at January 1, 2005 are $2.8 million. Our ability to borrow additional funds is governed by the terms of our amended credit facility.

          Net cash used in discontinued operations contains the net cash flows of our discontinued operations and consists primarily of net proceeds received on the sale of assets, net of identifiable debt repayments, the payment of store exit cost reserves, and the payment of severance and related benefit accruals of employees that previously worked for discontinued operations. We expect the cash usage of our discontinued operations will be approximately $5.5 million in fiscal 2005 for the payment of store exit costs and other liabilities.

          Our principal sources of liquidity are cash flows generated from operations and our amended $215.0 million credit facility. The credit facility matures December 2008, and is secured by substantially all of our assets. We had available borrowings of $58.9 million at January 1, 2005 and maximum availability of $68.9 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility are sufficient to support current operations.

          Our current ratio was 1.27:1.00 at January 1, 2005 versus 1.30:1.00 at March 27, 2004 and our investment in working capital decreased to $35.6 million at January 1, 2005 from $39.3 million at March 27, 2004. Our long-term debt to total capital ratio at January 1, 2005 was 0.46:1.00 versus 0.55:1.00 at March 27, 2004. This improvement was primarily due to reducing long-term debt by $27.0 million and the net earnings of $13.0 million.

          For information on contractual obligations, see our 2004 Annual Report on Form 10-K. At January 1, 2005 there have been no other material changes to our significant contractual obligations outside the ordinary course of business other than the amendment of our senior secured revolving credit facility and the termination of our supplemental secured credit facility. The table below presents our long-term debt maturities as of January 1, 2005:

(In thousands)
Fiscal Year
2005	$468
2006	2,812
2007	2,131
2008	4,131
2009	89,208
Thereafter	3,068
$101,818

New Accounting Standards

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement becomes effective at the beginning of our second quarter in fiscal 2006. We expect that the impact of adopting the FAS No. 123(R) will be consistent with the pro forma expense that has been previously disclosed, adjusted for future grants, cancellations and exercises of stock options in accordance with the Statement.

          In May 2004, the FASB issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 provides guidance on the accounting, disclosure, effective date and transition rules related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-2 was adopted in the second quarter of fiscal 2005 and did not have a significant impact on the financial statements.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, exit costs, retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our 2004 Annual Report on Form 10-K; however, the sensitivity of those analyses can differ during the fiscal year based on changes in the underlying facts and circumstances used to calculate the estimates. We evaluate each of these estimates on a quarterly basis and different assumptions or additional changes in the underlying facts and circumstances may cause charges to be recorded in the future.

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
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable.
ITEM 3.	Defaults Upon Senior Securities

          Not applicable.
ITEM 4.	Submission of Matters to a Vote of Security Holders

          Not applicable.
ITEM 5.	Other Information

          None.

ITEM 6.	Exhibits

          The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

2.4

Amendment No. 2 to Loan and Security Agreement dated December 22, 2004, between Spartan Stores, Inc. and its subsidiaries and Congress Financial Corporation, Key Bank National Association, Fleet Capital Corporation, National City Business Credit, General Electric Capital Corporation, Fifth Third Bank.

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
SPARTAN STORES, INC. (Registrant)

Date: February 4, 2005	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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

2.4

Amendment No. 2 to Loan and Security Agreement dated December 22, 2004, between Spartan Stores, Inc. and its subsidiaries and Congress Financial Corporation, Key Bank National Association, Fleet Capital Corporation, National City Business Credit, General Electric Capital Corporation, Fifth Third Bank.

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