Form 10-K
period 2005-03-26
SPARTAN STORES INC
filed 2005-05-23
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 26, 2005.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission File Number: 000-31127

SPARTAN STORES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction) of Incorporation or Organization)	38-0593940 (I.R.S. Employer Identification No.)

850 76th Street, S.W. P.O. Box 8700 Grand Rapids, Michigan (Address of Principal Executive Offices)	49518-8700 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes X	No

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the last sales price of such stock on The NASDAQ Stock Market on September 10, 2004 (which was the last trading day of the registrant's second quarter in the fiscal year ended March 26, 2005) was $80,693,386.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, no par value, outstanding as of May 19, 2005: 20,794,202 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part II, Item 5 and Part III, Items 10, 11, 12 and 13	Proxy Statement for Annual Meeting to be held August 10, 2005

Forward-Looking Statements

          The matters discussed in this Annual Report on Form 10-K include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or its management "expects," "anticipates," "projects," "plans," "believes," "estimates," "intends," is "forecasting," "optimistic" or "confident" or has "goals," "objectives" or "strategies" that a particular occurrence "will," "may," "could," "should" or "will likely" result or that a particular event "will," "may," "could," "should", "is targeted" or "will likely" occur in the future, that the "trend" is toward a particular result or occurrence, or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report and our other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially, including our ability to:
•	Strengthen our retail-store performance;
•	Improve sales growth;
•	Increase gross margin;
•	Reduce operating costs;
•	Sell assets classified as held for sale on favorable terms;
•	Continue to meet the terms of our debt covenants; and
•	Implement the other programs, plans, strategies, objectives, goals or expectations described in this Annual Report

          These factors will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, among others, those discussed below. Programs, plans, strategies, objectives and goals that are fully or partially within our control are subject to change.

          Anticipated future sales are subject to competitive pressures from many sources. Our Grocery Distribution and Retail businesses compete with many warehouse discount stores, supermarkets, pharmacies, other distributors and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, competitive pressures in the retail industry generally and our geographic markets specifically, and our ability to implement effective new marketing and merchandising programs. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

          Our operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors:

•	Difficulties in the operation of our current business segments;
•	Future business acquisitions;
•	Adverse effects on existing business relationships with independent retail grocery store customers;
•	Difficulties in the retention or hiring of employees;
•	Labor shortages, stoppages or disputes;
•	Business and asset divestitures;
•	Increased transportation or fuel costs;
•	Current or future lawsuits and administrative proceedings;
•	Losses of, or financial difficulties of, customers or suppliers;
•	Changes in accounting policies, practices or estimates;
•	Changes in federal, state or local tax laws, regulations or interpretations

          Our operating and administrative expenses could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as we anticipate. Acts of terrorism, sabotage or war have in the past and may in the future result in considerable economic and political uncertainties that could have adverse effects on consumer buying behavior. Fuel costs, electronic information or payment systems, shipping and transportation, product imports and other factors affecting our company and the grocery industry generally may also have an adverse impact on our operating results.

          Our future interest expense and income also may differ from current expectations, depending upon, among other factors: the amount of borrowings; changes in our borrowing arrangements and agreements; and changes in the interest rate environment. The availability of our senior secured revolving credit facility depends on compliance with the terms of the credit facility.

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

Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Ohio. We operate two primary business segments: Grocery Distribution and Retail. We are the tenth largest wholesale distributor to grocery stores in the United States and the largest wholesale distributor to grocery stores in Michigan. Our distribution and retail operations hold a combined #1 or #2 market share in many of the key Michigan markets we serve. For the fiscal year ended March 26, 2005 ("fiscal 2005"), we generated net sales of $2.0 billion.

          Established in 1917 as a cooperative grocery distributor, Spartan Stores converted to a for-profit business corporation in 1973. In January 1999, we began to acquire retail supermarkets in our focused geographic regions. In August 2000, our common stock became listed on the NASDAQ Stock Market under the symbol "SPTN." Today, with approximately 6,300 employees, Spartan Stores distributes a wide variety of products to over 300 independent grocery stores and operates 54 conventional supermarkets and 20 deep-discount food and drug stores.

          In fiscal 2004, Spartan Stores established four key management priorities that were central to rebuilding and stabilizing the existing business. These priorities were:
•	Focus the Company on distribution and retail sales growth
•	Restore retail operations to profitability
•	Align operating cost structure with industry standards
•	Strengthen financial position by rationalizing under-performing assets

          We believe significant progress has been made towards achieving these short-term priorities in fiscal 2004 and 2005 and that we are now focused on the longer-term strategy of the Company, including establishing a well differentiated market offering for Grocery Distribution and Retail, and additional strategies designed to create value for our shareholders and business partners as outlined in Item 7 below.

          Grocery Distribution Segment

          Our Grocery Distribution segment provides a selection of approximately 40,000 stock-keeping units (SKU's), including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy, and health and beauty care items to over 300 independent grocery stores and our 74 corporate owned stores. In addition, we offer approximately 2,000 private label grocery and general merchandise items. Total revenues from our Grocery Distribution segment, including shipments to our corporate owned stores, were $1.6 billion for fiscal 2005.

          Customers. Our Grocery Distribution segment supplies a diverse group of independent grocery store operators that range from a single store to supermarket chains with as many as 21 stores and our corporate owned stores. Pricing to our customers is generally based upon a "cost plus" model for grocery, frozen, dairy, pharmacy and health and beauty care items and a "variable mark-up" model for meat, deli, bakery, produce, seafood, floral and general merchandise products.

          Our Grocery Distribution customer base is very diverse, with no single customer exceeding 7% of consolidated net sales. Our five largest Grocery Distribution customers (excluding corporate owned stores) accounted for approximately 17% of our fiscal 2005 consolidated net sales. In addition, approximately 20% of consolidated net sales are covered under supply agreements with our Grocery Distribution customers.

          Distribution Functions. Our Grocery Distribution business utilizes approximately 1.8 million square feet of warehouse, distribution and office space. We supply our independent grocery distribution customers and our corporate owned stores from our distribution centers located in Grand Rapids and Plymouth, Michigan. We believe that our distribution facilities are strategically located to efficiently serve our customers. We are continually evaluating our inventory movement and assigning SKU's to appropriate facilities within our distribution centers to reduce the time required to pick products. During fiscal 2005, we implemented a specialty item warehouse to efficiently distribute approximately 2,000 specialty items, line extensions and slower moving items. Through-put (defined as cases shipped per labor hour) increased in comparison to fiscal 2004 by 2.2% in our Grand Rapids grocery warehouse, 4.1% in our Plymouth grocery warehouse and 5.3% in our Grand Rapids general merchandise warehouse. This is the third consecutive year of improved productivity. As we make continuous progress towards our expected productivity goals, we would expect these increases to moderate in future years.

          To supply our Grocery Distribution customers, we operate a fleet of approximately 100 tractors, 200 conventional trailers and 175 refrigerated trailers, substantially all of which are leased. In fiscal 2004, we upgraded the on-board transportation management systems on our Grand Rapids fleet of tractors, or approximately 64 of our tractors. These systems have allowed us to reduce idle time and have helped us control costs. We expect to upgrade the on-board computers on the remainder of the fleet during fiscal 2006. This should allow us to further reduce costs and vehicle idle time.

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

Retail Segment

          Our Retail segment operates 54 retail supermarkets and 20 deep-discount food and drug stores predominantly in midsize metropolitan, tourist and lake communities of Michigan and Ohio. Our retail supermarkets are operated under the banners Family Fare Supermarkets and Glen's Markets and our 20 deep-discount food and drug stores operate under the banner The Pharm.

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

          Our 54 retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. Twenty-eight of our supermarkets also offer pharmacy facilities. In addition to nationally advertised products, the stores carry private label items, including our Spartan brand, and three private label brands that result from our strategic relationship with Topco Associates LLC: Top Care, a health and beauty care brand label, Valu Time, a value brand label, and Full Circle, a natural and organic brand label. These private label items provide above-average retail margins and we believe they help generate increased customer loyalty. See "Merchandising and Marketing-Corporate Brands." Our retail supermarkets range in size from approximately 20,000 to 62,000 total square feet and average approximately 38,000 total square feet per store.

          Our 20 deep-discount food and drug stores, which operate under the banner The Pharm, offer a unique combination of a full-service pharmacy, general merchandise products and basic food offerings. These stores operate under a deep discount format that emphasizes everyday low prices that are very competitive with supercenter offerings and are less than those of a traditional supermarket or drug store. The Pharm stores range in size from approximately 17,000 to 44,000 total square feet and average approximately 29,000 total square feet per store.

          During fiscal 2005, we opened 3 fuel centers in Michigan operated under the banners Family Fare Quick Stop and Glen's Quick Stop. We are planning to open several additional fuel centers over the next two years. These fuel centers offer refueling services and in the adjacent convenience store, a limited variety of immediately consumable products. Our prototypical Quick Stop stores will be approximately 900 square feet in size and will be located adjacent to our supermarkets. We also anticipate including fuel centers with any newly constructed stores, where possible.

          We acquired our stores as a result of six acquisitions from January 1999 to March 2001. The following chart details the changes in the number of our retail stores over the last five years:
Fiscal Year	Number of Stores at Beginning of Fiscal Year	Stores Acquired or Added During Fiscal Year	Stores Closed or Sold During Fiscal Year	Number of Stores at End of Fiscal Year

2001	47	83	3	127
2002	127	-	-	127
2003	127	3	28	102
2004	102	-	27	75
2005	75	-	-	75

          Included in the above number of stores is one The Pharm store that we closed early in the first quarter of fiscal 2006.

          During fiscal 2005, we reset and/or performed limited remodels on 15 of our stores and began one major remodel, which was completed early in the first quarter of fiscal 2006. This brings the total number of stores that have been reset and/or remodeled in the last two years to 50. During fiscal 2006, we plan to reset and/or perform remodels on 10 to 15 additional stores, perform 1 major remodel/expansion and begin construction on 2 new stores. Capital expenditures, including remodeling, but excluding new stores, are expected to approximate $10 million to $15 million per year as we continually maintain and update our store base. We evaluate proposed retail projects based on demographics and competition within each market, and prioritize projects based on their expected returns on investment. We require projects to meet a targeted internal rate of return to be approved; however, we may undertake projects that do not meet this standard to the extent they represent required maintenance or necessary infrastructure improvements. We believe that focusing on such measures provides us with an appropriate level of discipline in our capital expenditures process.

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

Convenience Distribution Operations

          Discontinued convenience distribution operations consists of the former operations of our subsidiaries: United Wholesale Grocery Company, L&L/Jiroch Distributing Company and J.F. Walker Company.

Insurance Operations

          We have approximately $4.0 million remaining in insurance reserves for open claims liabilities related to policies that were not ceded (transferred) to an unrelated third party at March 26, 2005. We will remain obligated under these policies until all claims are closed. We have retained an independent third party administrator to manage these claims.

Retail Operations

          Discontinued retail operations consist of 59 stores that were closed and/or sold during fiscal 2003 and fiscal 2004, including all former Food Town stores.

Grocery Distribution Operations

          Discontinued grocery distribution operations consist of the former operations of our Toledo, Ohio distribution operations that were consolidated into our Michigan facilities during the fourth quarter of fiscal 2003. Spartan Stores continues to distribute to its The Pharm stores in Ohio from its distribution facilities in Michigan.

Real Estate Operations

          Discontinued real estate operations include properties either held for sale or previously sold.

Marketing and Merchandising

          General. Our Grocery Distribution and Retail segments use combined marketing and merchandising departments to effectively leverage the use of category management principles. Our Grocery Distribution segment pursues incremental sales to existing and prospective customers by partnering with them to satisfy their consumers' needs. Our Retail segment's marketing and merchandising strategies are consumer driven programs in keeping with the implementation of improved category management practices.

          With the efficiencies created from combining these functions and by partnering with our vendors to develop more robust category management, we have been able to more effectively develop and roll-out our merchandising programs, which has aided our ability to increase our sales and earnings. We have and will look to expand these offerings and partner with our independent customers over time to continue to realize incremental benefits.

          As we expand our service offerings, we believe that we differentiate ourselves from our competitors by offering a full set of services, from our specialty warehouse in our Grocery Distribution segment to the addition of fuel centers and pharmacies in our "neighborhood market" retail stores. In addition, during fiscal 2005, we completed the design of our future prototype store that displays our best practices in merchandising that can be used internally and shared with our independent customers.

          Corporate Brands. We currently market and distribute approximately 2,000 private label brand items including our Spartan brand, and three private label brands that result from our strategic relationship with Topco Associates LLC: Top Care, a health and beauty care brand label, Valu Time, a value brand label, and Full Circle, a natural and organic brand label. The Top Care and Valu Time brands will replace our Pharm and Home Harvest brands, respectively.

          During fiscal 2004, we began the process of reenergizing our Spartan brand and rolled out a redesigned label and many new product categories. The redesigned label is currently being used on a majority of our private label products, with continued conversion expected until all products have been converted in fiscal 2006. We believe the new label has been well received by consumers and that this brand is one of the most valuable strategic assets of the Company.

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

          We believe we have developed and implemented strategies and processes that allow us to remain competitive in our Retail segment. We monitor planned store openings by our competitors and have established proactive strategies to respond to new competition both before and after the competitive store opening. Strategies to combat competition vary based on many factors, such as the competitor's format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, eight competitor supercenters opened in markets in which we operate corporate owned stores and an additional six supercenter openings are expected to occur during fiscal 2006.

          The primary competitive factors in the distribution business include price, product quality, variety and service. We believe we have developed an internal set of measures that allow us to monitor our performance against these factors, compare our performance against our competitors and make improvements as appropriate. We believe our overall service level, defined as actual units shipped divided by actual units ordered, is among industry leading performance.

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

Suppliers

          We purchase products from a large number of national, regional and local suppliers of name brand and private label merchandise. We have not encountered any material difficulty in procuring or maintaining an adequate level of products to serve our customers. No single supplier accounts for more than 15% of our purchases. We continue to develop strategic relationships with key suppliers. We believe this will prove valuable in the development of enhanced promotional programs and consumer value perceptions.

Intellectual Property

          We own valuable intellectual property, including trademarks and other proprietary information, some of which, including "Spartan," "Family Fare," "Glen's," "The Pharm" and other related marks, are of material importance to our business.

Technology

          We invest in technology as a means of maximizing the efficiency of our operations and improving service to our customers. Our focus during the last year has been to refine our reporting, business processes and data integrity to provide a base for continuous improvement and upgrading of our technology.

          Supply Chain. During fiscal 2005, we completed the majority of the upgrade of our supply chain systems for Global Trading Number and Sunrise 2005 support. We upgraded our supply chain systems to support a specialty warehouse for our retail customers, as discussed in "Grocery Distribution Segment - Distribution Functions." We intend to upgrade our warehouse management systems for voice selection technology in fiscal 2006.

          Retail Systems. During fiscal 2005, we installed eight additional "self-checkout" systems in our retail supermarkets, with additional installations planned for fiscal 2006. For the opening of our first three fuel centers, we developed the required support for fuel operations in our Point of Sale, Electronic Payments and other retail reporting systems. We completed the deployment of EDI based receiving in our corporate owned stores and began testing of several types of consumer kiosks in our retail supermarkets. We also installed a new central hosting system for pricing and product authorization.

          Financial Systems. We upgraded our financial systems software to the current vendor supported version and developed a variety of improved reporting systems.

          Information Technology. We continued to improve our business continuity and data security capabilities.

Subsidiaries

          Our Grocery Distribution segment consists primarily of our wholly owned subsidiary, Spartan Stores Distribution, LLC. We operate our Retail segment primarily through two wholly owned subsidiaries, Family Fare, LLC and Seaway Food Town, Inc. and their respective subsidiaries.

Associates

          We currently employ approximately 6,300 associates, 3,600 of which are full-time and 2,700 of which are part-time.

          Unions represent approximately 21% of our associates. Contracts covering approximately 620 distribution center and transportation associates expire in October 2006 and contracts covering approximately 500 retail associates expire between June 2005 and June 2006. A contract covering an additional 170 distribution center and transportation associates is currently under negotiation. The parties have agreed to extend the agreement beyond its April 2005 expiration date to allow additional time for negotiations. Either party may terminate this extension agreement with 7 days written notice. We believe that an amicable resolution to the negotiation will occur; however, in the event the parties are unable to reach an agreement, we have developed a contingency plan that will enable us to continue to operate the facility. Excluding the associates under the aforementioned contract extension, less than 1% of our associates and approximately 2% of our union associates are represented by contracts that expire by March 2006.

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

Available Information

          The address of our web site is www.spartanstores.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act available on our web site as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission. Interested persons can view such materials without charge by clicking on "Investor Information" and then "SEC Filings" on our web site. Spartan Stores is an "accelerated filer" within the meaning of Rule 12b-2 under the Securities Exchange Act.
Item 2.	Properties

Grocery Distribution Segment Real Estate

          The following table lists the location, approximate size and ownership of the facilities used in our Grocery Distribution segment.
Facilities	Location	Square Feet	Ownership

Dry grocery	Grand Rapids, MI	585,492	Owned
Perishables (refrigerated)	Grand Rapids, MI	306,522	Owned
General merchandise	Grand Rapids, MI	232,700	Owned
General office (including print shop)	Grand Rapids, MI	127,323	Owned
General office	Maumee, OH	29,802	Owned
Transportation and salvage	Grand Rapids, MI	78,760	Owned
Warehouse and office	Grand Rapids, MI	62,376	Leased
Dry grocery	Plymouth, MI	414,700	Leased
Total		1,837,675

Retail Segment Real Estate

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our retail supermarkets and deep-discount food and drug stores:

Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership

Family Fare Supermarkets	20	Western Michigan	844,372	42,219	Leased

Glen's Markets	34	Northern and central Michigan	1,216,716	35,786	Leased

The Pharm	17	Northwestern and central Ohio	494,715	29,101	Leased

The Pharm	3	Northwestern and central Ohio and southeastern Michigan	77,897	25,966	Owned
Total	74		2,633,700	35,591

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our fuel centers:
Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership
Family Fare Quick Stop	1	Western Michigan	940	940	Leased

Family Fare Quick Stop	1	Western Michigan	4,153	4,153	Owned

Glen's Quick Stop	1	Northern Michigan	940	940	Leased
Total	3		6,033	2,011

Item 3.	Legal Proceedings

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

          No matters were submitted to a vote of Spartan Stores' shareholders during the fourth quarter of fiscal 2005 through the solicitation of proxies or otherwise.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Spartan Stores common stock is traded on the National Market System of the NASDAQ Stock Market under the trading symbol "SPTN."

          Stock sale prices are based on transactions reported on the NASDAQ Stock Market. Information on quarterly high and low sales prices for Spartan Stores' common stock appears in Note 12 to the consolidated financial statements and is incorporated herein by reference. At May 19, 2005 there were approximately 630 shareholders of record of Spartan Stores common stock.

          During fiscal 2003, 2004 and 2005, we did not pay any dividends. The payment of any future dividends will be determined by our board of directors. We anticipate that we will use any net earnings from our operations to repay debt and to acquire additional retail operations, and that we will not pay any dividends for the foreseeable future.

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

          The information required by Item 201(d) of Securities and Exchange Commission Regulation S-K is incorporated herein by reference from the table entitled "Equity Compensation Plans" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2005.

Item 6.	Selected Financial Data

          The following table provides selected historical consolidated financial information of Spartan Stores. The historical information was derived from our audited consolidated financial statements as of and for each of the five fiscal years ended March 31, 2001 through March 26, 2005. Fiscal 2001 was a 53-week year. Certain reclassifications have been made to the fiscal 2001 through fiscal 2004 selected financial data to conform to the fiscal 2005 presentation. As noted elsewhere in this Form 10-K, for all years presented, all information in this Form 10-K has been adjusted and the discontinued operations information is excluded, unless otherwise noted. See Note 3 for additional information on discontinued operations.

(In thousands, except per share data)
	Year Ended
	March 26, 2005	March 27, 2004	March 29, 2003	March 30, 2002	March 31, 2001

Statements of Operations Data:
Net sales	$2,043,187	$2,054,977	$1,975,677	$2,112,599	$2,197,986
Cost of sales	1,656,516	1,679,478	1,612,142	1,719,257	1,826,034
Gross margin	386,671	375,499	363,535	393,342	371,952
Selling, general and administrative expenses	349,174	362,937	354,182	361,019	332,022
Provision for asset impairments and exit costs (A)	-	-	47,711	1,030	1,098
Operating earnings (loss)	37,497	12,562	(38,358)	31,293	38,832
Interest expense	9,315	13,146	17,322	17,250	18,526
Debt extinguishment (B)	561	8,798	-	-	-
Other, net	(924)	(275)	(730)	(2,934)	(2,067)
Earnings (loss) before income taxes, discontinued operations and cumulative effect of a change in accounting principle	28,545	(9,107)	(54,950)	16,977	22,373
Income taxes	8,682	(3,187)	(19,159)	5,476	8,628
Earnings (loss) from continuing operations	19,863	(5,920)	(35,791)	11,501	13,745
(Loss) earnings from discontinued operations, net of taxes (C)	(1,037)	(778)	(51,164)	(1,654)	9,697
Cumulative effect of a change in accounting principle, net of taxes (D)	-	-	(35,377)	-	-
Net earnings (loss)	$18,826	$(6,698)	$(122,332)	$9,847	$23,442

Basic weighted average shares outstanding	20,439	20,016	19,896	19,549	17,333
Basic earnings (loss) from continuing operations per share	$0.97	$(0.30)	$(1.80)	$0.59	$0.79
Basic earnings (loss) per share	0.92	(0.33)	(6.15)	0.50	1.35
Cash dividends per share	-	-	-	-	0.0125

Balance Sheet Data:

Total assets	$384,457	$392,864	$556,306	$760,591	$801,543
Property and equipment, net	108,879	108,437	120,072	266,423	285,988
Working capital	30,258	38,125	87,164	115,631	82,199
Long-term obligations	91,946	124,616	183,817	295,213	315,023
Shareholders' equity	125,410	105,667	109,632	231,492	218,413

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

          We currently operate two reportable business segments: Grocery Distribution and Retail. Our Grocery Distribution segment provides a full line of grocery, general merchandise, frozen and perishable items to over 300 independently owned grocery stores and 74 corporate owned stores. Our Retail segment operates 54 retail supermarkets in Michigan under the banners Family Fare Supermarkets and Glen's Markets and 20 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm. In fiscal 2005, we opened 3 fuel centers under the banners Family Fare Quick Stop and Glen's Quick Stop. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores. Our deep-discount food and drug stores offer a unique combination of full-service pharmacy, general merchandise products and basic food offerings.

          In fiscal 2004, as we embarked on the repositioning of the Company, we established four key management priorities we believed were central to our ability to refocus our organization on profitable growth. We have made significant progress towards achieving these short-term priorities, which has provided stability to our business and now allow us to focus on future growth. A summary of our priorities and results follows:
1.

Focus the Company on distribution and retail sales growth: Since 2003 our net sales have increased approximately $68 million despite a slight decrease in Grocery Distribution segment sales during fiscal 2005 due to the transition of two small customers. As we look forward, our specialty goods warehouse is providing additional product offerings and we are continuing to make significant progress with our private-label products. We have launched our Spartan brand in several major dairy categories during fiscal 2005 and have seen an increase in our private label sales percentage. During the fourth quarter of fiscal 2005, we began converting our Pharm private-label health and beauty care products to Top Care, and began to transition our Home Harvest private-label brand to Valu Time. These moves will significantly increase the product offerings in these product categories, thus offering our independent customers and corporate owned stores more variety at lower costs.

2.

Restore retail operations to profitability: We completed 15 store resets and the Retail segment had operating earnings of $13.0 million, including operating earnings in every quarter of fiscal 2005. Retail operations continue to improve due to better execution at the store-level, a better product mix, more effective promotional strategies, more efficient use of labor, and our continued remodeling and merchandise reset efforts.

3.

Align operating cost structure with industry standards: Senior management worked throughout the year with operating and administrative management to implement cost containment initiatives and improve efficiencies, which coupled with corporate staff reductions in fiscal 2004, reduced selling, general and administrative ("SG&A") expenses by $13.8 million, or 3.8%, during fiscal 2005.

4.

Strengthen financial position by rationalizing under-performing assets: During fiscal 2004 certain remaining non-core operations were sold and/or closed. Also, we sold our 65% ownership interest in a retail store to our former joint venture partner in the third quarter of fiscal 2005. We believe the additional focus that we have been able to place on our core operations is evident in our improved financial and operational performance this year. Our net earnings increased by $25.5 million in fiscal 2005.

          In addition to these accomplishments, we also amended our credit facility, which included an interest rate reduction and facility increase. A portion of the funds made available under the amended facility were used to prepay the remaining $13.9 million due under the supplemental secured credit facility.

          Significant progress has been made towards achieving these short-term priorities in fiscal 2005. We are now focused on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Grocery Distribution and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. We will continue to face competitive big-box store openings in fiscal 2006, and while we have developed strategies to combat these competitors, the impact of our strategies will affect our actual financial performance.

          Our focus for fiscal 2006 will be:
•

Distribution sales growth: Focus on penetration of existing customers, attract new customers due to competitive activities, continue to refine our specialty goods offering and share "best retail practices" with customers to drive growth.

•

Retail sales growth: Leverage investments in fuel centers and pharmacy operations to drive adjacent supermarket comparable sales, continue the rollout of category management initiatives, specifically focusing on perishables offerings and continue with our capital plan focusing on remodels, expansions and new stores to fill in existing markets when available.

•

Margin enhancement: Continue focus on retail shrink improvement, increase penetration of private label programs, improved offerings in our perishables department and continued focus on improving the cost of merchandise through vendor partnerships.

•	SG&A expense cost containment: Continue to focus on cost reductions and efficiencies to help offset inflationary pressures on SG&A expenses.

          The matters discussed in this Item 7 include forward-looking statements. See "Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Operations as a percentage of net sales and the year-to-year percentage change in dollar amounts:
	Percentage of Net Sales			Percentage Change
	March 26, 2005	March 27, 2004	March 29, 2003	2005/2004	2004/2003
Net sales	100.0	100.0	100.0	(0.6)	4.0
Gross margin	18.9	18.3	18.4	3.0	3.3
Selling, general and administrative expenses	17.1	17.7	17.9	(3.8)	2.5
Provision for asset impairments and exit costs	-	-	2.4	-	(100.0)
Other	0.5	1.0	0.9	(58.7)	30.6
Earnings (loss) before income taxes, discontinued operations and cumulative effect of a change in accounting principle	1.3	(0.4)	(2.8)	*	(83.4)
Income taxes	0.4	(0.1)	(1.0)	*	(83.4)
Earnings (loss) from continuing operations	0.9	(0.3)	(1.8)	*	(83.5)
Loss from discontinued operations, net of taxes	(0.0)	(0.0)	(2.6)	33.3	(98.5)
Cumulative effect of a change in accounting principle	-	-	(1.8)	-	(100.0)
Net earnings (loss)	0.9	(0.3)	(6.2)	*	(94.5)

* Percentage change is not meaningful

          Results of Continuing Operations for the Fiscal Year Ended March 26, 2005 Compared to the Fiscal Year Ended March 27, 2004

          Net Sales. Net sales decreased $11.8 million, or 0.6%, from $2,055.0 million in fiscal 2004 to $2,043.2 million in fiscal 2005.

          Net sales in our Grocery Distribution segment, after intercompany eliminations, decreased $11.8 million, or 1.0%, from $1,132.4 million to $1,120.6 million primarily due to the transition of two distribution customers to new suppliers of $15.4 million, a lower than anticipated conversion rate from the change in our deli and bakery program from a jointly managed program to a warehouse supported program of $21.5 million and lower other direct sales to customers of $8.3 million. These decreases were partially offset by new customer sales of $22.8 million, a shift in timing of the Easter holiday and increased prescription drug program sales.

          Net sales in our Retail segment were essentially flat at $922.6 million in fiscal 2004 and fiscal 2005. Comparable store sales increased by 0.7%. Sales increases at our supermarkets were offset by sales declines at our deep-discount food and drug stores and the sale of our joint venture in a retail store, which resulted in a sales decline of approximately $4.9 million.

          Comparable store sales at our supermarkets increased 2.4% despite four new supercenter store competitive openings that impacted sales for most of fiscal 2005. The increase includes 0.8% due to a change in the recording of bottle deposits as a liability when sold and an asset when returned, rather than a net reduction in sales as was done in previous fiscal years, as supermarkets typically receive more returns of bottles than originally sold. This change has no impact on reported gross margin dollars. We believe this revised reporting method better reflects the true sales performance of our stores. The remaining sales increases were due primarily to continued improvements in marketing, merchandising and operations, the shift in timing of the Easter holiday and contributions from new in-store pharmacies and fuel centers of 0.7%. These increases were partially offset by lower prescription sales at certain in-store pharmacies due to the United Auto Workers ("UAW") mail-order mandate.

          Comparable store sales at our The Pharm deep-discount food and drug stores decreased 5.7%. The sales decreases were primarily due to lower prescription sales as a result of the UAW mail-order mandate and the resulting effect on front-end sales. Also contributing to the decrease were the strong sales gains recorded in the prior year due to aggressive promotions and the cycling of customers from the previous year's Food Town store closings. On a two-year basis, which we believe more appropriately reflects the long-term effect of our retailing strategies, comparable store sales at our deep-discount food and drug stores increased 2.8%.

          During the past three fiscal years, eight competitor supercenters opened in markets where we operate corporate owned stores and an additional six supercenter openings are expected to occur during fiscal 2006. We believe that due to the new competitor supercenter openings being expansions of existing discount stores or in markets already served by a supercenter, our improved marketing and merchandising practices and the continued weakening of conventional food competitors will allow us to sustain our growth, but at rates closer to industry averages.

          Gross Margin. Gross margin represents sales less cost of goods sold, which include purchase costs and vendor allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of goods sold when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

          Gross margin increased by $11.2 million, or 3.0%, from $375.5 million to $386.7 million. As a percent of net sales, gross margin increased from 18.3% to 18.9%. The gross margin improvement was primarily due to improved buying practices resulting from our category management improvements at both segments, a $3.7 million non-cash inventory charge in the fourth quarter of fiscal 2004 related to the implementation of a stock ledger and margin management system and a $2.3 million favorable supply contract settlement in the third quarter of fiscal 2005 related to pricing on purchases during the past three years, including $0.6 million attributable to fiscal 2005.

          Selling, General and Administrative Expenses. SG&A expenses consist primarily of salaries and wages, employee benefits, warehousing costs, merchandising and marketing costs, store operating costs, equipment rental, depreciation and other administrative costs.

          SG&A expenses decreased $13.8 million, or 3.8%, from $362.9 million to $349.2 million, and were 17.1% of net sales compared to 17.7% last year. The decrease in SG&A is due to the following:
•

Reduced depreciation and amortization of $5.2 million, primarily at the Retail segment due to the completion of depreciable lives on a large number of acquisition-related store assets purchased more than five years ago

•	Reduced labor costs of $5.0 million at the Retail segment driven primarily by operating efficiencies
•	Reduced bad debt expense due to improved collection systems and procedures and recoveries of $0.8 million
•	Receipt of termination and penalty payments from a former Grocery Distribution customer of $1.3 million
•	A non-recurring $1.4 million charge in the fiscal 2004's first quarter related to the retirement distribution to the former Chief Executive Officer
•	Severance costs of $1.4 million associated with corporate staff reductions in fiscal 2004

          These decreases are partially offset by increases in employee benefit and transportation costs, including the reinstatement of service credits for the cash balance pension plan during fiscal 2005 and increased fuel costs in our Grocery Distribution segment.

          Interest Expense. Interest expense decreased $3.8 million, or 29.1%, from $13.1 million to $9.3 million, and was 0.5% of net sales compared to 0.6% last year due to lower interest rates resulting from the amendment of our senior secured revolving credit facility ("credit facility") and the resulting repayment of the supplemental secured credit facility. See additional discussion in "Liquidity and Capital Resources," below. Total average borrowings decreased to $111.8 million from $174.6 million as a result of debt repayments primarily generated from the divestiture of non-core business activities and cash flow from operations.

          In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the interest on debt that was required to be repaid as a result of disposal transactions. Interest expense of $1.9 million was allocated to, and is included in, loss on discontinued operations in the Consolidated Statements of Operations for fiscal 2004. Interest expense is no longer allocated to discontinued operations as all related debt has been repaid as a result of the disposal of these operations.

          The weighted average interest rate decreased to 8.33% for fiscal 2005 from 8.77% for fiscal 2004.

          Debt Extinguishment. We recorded a non-cash pre-tax charge of $0.6 million and $8.8 million during the third quarters of fiscal 2005 and 2004 for unamortized bank fees associated with previous financing activities.

          Other, net. Other, net includes gains on sale of assets and interest income. Fiscal 2005 includes a $0.8 million gain recorded on the sale of our 65% ownership interest in a retail store to its former joint venture partner in the third quarter of fiscal 2005. We received total consideration of $4.5 million from the transaction that was used to reduce outstanding debt.

          Income Taxes. Companies are regularly audited by federal and state tax authorities, which may result in proposed assessments or adjustments. During the fourth quarter of fiscal 2005, the Internal Revenue Service concluded its audit of the fiscal 2001 through 2003 tax returns. As a result of the audit, we released $2.0 million in tax reserves that are no longer required with respect to these years, of which $1.3 million is reflected in continuing operations and reduced our effective tax rate to 30.4%. The remaining $0.7 million is included in the Loss from discontinued operations on the Consolidated Statements of Operations.

          Results of Continuing Operations for the Fiscal Year Ended March 27, 2004 Compared to the Fiscal Year Ended March 29, 2003

          Net Sales. Net sales increased $79.3 million, or 4.0%, from $1,975.7 million in fiscal 2003 to $2,055.0 million in fiscal 2004.

          Net sales in our Grocery Distribution segment, after intercompany eliminations, increased $37.2 million, or 3.4%, from $1,095.2 million in fiscal 2003 to $1,132.4 million in fiscal 2004. The increase resulted primarily from new customer sales of $38.9 million.

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

          Gross Margin. Gross margin increased by $12.0 million, or 3.3%, from $363.5 million to $375.5 million. As a percent of net sales, gross margin decreased from 18.4% to 18.3%. Gross margin in fiscal 2004 was negatively impacted by a $3.7 million (0.2% of net sales) inventory adjustment related to the implementation of a stock ledger inventory and margin management system.

          Selling, General and Administrative Expenses. SG&A expenses increased $8.8 million, or 2.5%, from $354.2 million to $362.9 million, and were 17.7% of net sales in fiscal 2004 compared to 17.9% in fiscal 2003. The change in SG&A is due to the following:

•	Increased sales volume driving a related increase in SG&A of approximately $6.1 million
•	$1.4 million related to the retirement distribution to the former Chief Executive Officer
•	Increases in operating costs associated with operating three new stores that opened in the last half of fiscal 2003 of approximately $2.9 million.
•

Severance costs associated with corporate staff reductions during the first and third quarters of fiscal 2004 of $1.4 million, partially offset by savings in salaries and benefits related to the reductions

•	General increases in other compensation and benefit costs
•	Reduction in pension expense due to the suspension of service and transition credits for our defined benefit pension plan

          The accrual of pension service and transition credits were reinstated for fiscal 2005, however, effective January 1, 2004, an amendment was made to our defined benefit plan, reducing service credits for certain participants.

          Interest Expense. Interest expense decreased $4.2 million, or 24.1%, from $17.3 million to $13.1 million, and was 0.6% of net sales in fiscal 2004 compared to 0.9% in fiscal 2003. Total average borrowings decreased to $174.6 million from $270.8 million as a result of debt repayments primarily generated from the divestiture of non-core business activities.

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

          The decrease in interest expense from continuing operations was primarily due to the refinancing of our bank agreement during the third quarter and reductions in covenant waiver and compliance fees. Interest expense was $2.8 million lower during the fourth quarter of fiscal 2004 as compared to fiscal 2003. Fiscal 2003 also included a $0.7 million charge made in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which required us to recognize a portion of our interest rate swap exposure as interest expense. This expense had previously been included in accumulated other comprehensive income (loss) in the shareholders' equity section of the consolidated balance sheets.

          The weighted average interest rate decreased to 8.77% for fiscal 2004 from 9.59% for fiscal 2003.

          Debt Extinguishment. We recorded a non-cash pre-tax charge of $8.8 million during the third quarter of fiscal 2004 for unamortized bank fees associated with previous financing activities.

Discontinued Operations

          Convenience Distribution Operations. During the fourth quarter of fiscal 2004, we completed the sale of the operating assets of United Wholesale Grocery Company ("United"). Proceeds received on the sale of these assets were $16.9 million. The asset sale included a continuing supply agreement between Spartan Stores and the new owner; however, this supply agreement does not constitute a significant continuing involvement, as defined by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As such, the operations and discontinued cash flows of United have been eliminated from our ongoing operations.

          During the first quarter of fiscal 2004 we completed the sale of substantially all the assets of L&L/Jiroch Distributing Company and J.F. Walker Company to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities.

          Insurance Operations. At March 26, 2005, we had approximately $4.0 million remaining in insurance reserves for open claim liabilities related to policies that were not ceded (transferred) to an unrelated third party. We will remain obligated under these policies until all claims are closed and have retained an independent third party administrator to manage these claims. We have not issued policies since December 31, 2001 and retain liability only for those policies issued prior to September 1, 2000. In fiscal 2003, we recorded a charge of $1.5 million for additional amounts required to be paid to an unrelated third party for claims liabilities previously ceded based upon updated actuarial studies reflecting a larger than originally anticipated obligation in accordance with the third party agreement. In fiscal 2005, a $1.2 million credit was recorded based upon better than anticipated claims results, which resulted in lower actuarial determined liabilities. Net loss from the insurance operations from the measurement date, January 2001, to March 26, 2005 totaled $2.1 million.

          Retail Operations. During fiscal 2005 we recorded provision for asset impairments and exit costs of $3.1 million, of which $1.7 million was for a pension withdrawal liability from a multi-employer pension plan affiliated with the former discontinued Food Town supermarkets. The liability will be paid over several years and we do not anticipate any further pension liabilities attributable to our discontinued operations. The remaining $1.4 million was recorded for additional store exit costs due to changes in our sublease assumptions.

          During fiscal 2003, we closed 15 retail stores and announced the closing of 13 of its Food Town retail stores principally located in Toledo, Ohio and outlying areas with the remaining 26 Food Town stores to be sold or closed. During fiscal 2004, we completed the sale of 24 Food Town stores for net proceeds of $42.1 million. Stores not sold were closed.

          Grocery Distribution Operations. We consolidated our Toledo, Ohio distribution operations into our Michigan facilities during the fourth quarter of fiscal 2003. As a result of the decision to exit the Food Town stores, the operations related to these facilities were classified as discontinued operations in the consolidated financial statements because the operations and cash flows of these facilities were substantially eliminated from ongoing operations. We continue to distribute to our The Pharm stores in Ohio from our distribution facilities in Michigan.

          Real Estate Operations. In fiscal 2004 and 2003, we sold properties representing substantially all of the remaining assets and operations of our former Real Estate segment; accordingly, we have reported the results of operations of the discontinued components of the Real Estate segment and the net gain (loss) on disposal as discontinued operations.

          Discontinued operations generated sales of $320.0 million and $1,279.8 million in fiscal 2004 and fiscal 2003, respectively. There were no sales in fiscal 2005. Total assets of discontinued operations were $6.1 million at March 26, 2005 and $8.3 million at March 27, 2004.

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

          Fair value was determined based on the discounted cash flows and comparable market values of the segment. Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on historical experience, current market trends and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures and a 3% long-term assumed growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based on recent sales data for existing operations and other factors. Based on our annual review during fiscal 2005 and fiscal 2004, no goodwill impairment charge was required to be recorded. No goodwill impairment charge would be required even if the current estimate of future discounted cash flows was 10% lower.

          Impairment of Long-Lived Assets Other Than Goodwill. Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. No material impairments for long-lived assets to be held and used were determined to exist for fiscal 2005, fiscal 2004 and fiscal 2003.

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

          Exit Costs. We record exit costs for closed stores that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the market in which the closed store is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the market in which the property is located, the results of previous efforts to sublease similar property and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. At March 26, 2005 exit costs of $15.5 million are recorded net of approximately $4.5 million of estimated sublease rentals. The following table provides the activity of exit costs for fiscal years 2005, 2004 and 2003:

(In thousands)	Lease and Ancillary Costs

Balance at March 31, 2002	$5,006
Provision for lease and related ancillary costs, net of estimated sublease recoveries	17,936
Payments, net of interest accretion	(3,969)
Balance at March 29, 2003	18,973
Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,578
Assumption of leases	3,347
Payments, net of interest accretion	(6,560)
Balance at March 27, 2004	18,338
Provision for lease and related ancillary costs, net of estimated sublease recoveries	1,400
Provision for pension withdrawal liability	1,700
Payments, net of interest accretion	(5,918)
Balance at March 26, 2005	$15,520

          Pension. Accounting for defined-benefit cash balance pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The significant factors affecting our pension costs are the fair value of plan assets and the selection of key assumptions, including the expected return on plan assets, rate of compensation increases and discount rate used by our actuary to calculate our liability. We consider current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. In fiscal 2005, we reduced our discount rate to 5.75% from 6.25%. We maintained our expected return on plan assets at 8.50% and our rate of increases in compensation at 4.00%. While we believe the assumptions selected are reasonable, significant differences in our actual experience, plan amendments or significant changes in the fair value of our plan assets may materially affect our pension obligations and our future expense. A $4.0 million change in the fair value of our plan assets would change fiscal 2006 pension expense by approximately $0.2 million.

          The unfunded portion of our defined benefit plans was $4.8 million and $3.2 million for fiscal 2005 and fiscal 2004, respectively. The increase in the unfunded balance during fiscal 2005 is a result of an increase in service cost primarily as a result of reinstating the accrual of service and transition credits and benefits paid in excess of actual return on plan assets and company contributions. The plan assets decreased by 5.0% primarily due to benefit payments during the year of $7.3 million partially offset by market gains on assets and company contributions of $5.2 million.

          Fiscal 2005 pension expense increased by $0.6 million from $1.5 million in fiscal 2004 to $2.1 million. Fiscal 2005 expense is higher primarily due to the reinstatement of the accrual of service and transition credits. Fiscal 2004 expense includes $2.2 million of settlement expense related to the retirement of our former Chief Executive officer, staff reductions and the sale of discontinued operations. The settlement expense was partially offset by expected return on plan assets in excess of service and interest costs, amortization and deferrals and curtailment income of $0.2 million.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for fiscal 2005, fiscal 2004 and fiscal 2003 (in thousands):
	March 26, 2005	March 27, 2004	March 29, 2003
Net cash provided by operating activities	$60,630	$28,139	$20,230
Net cash used in investing activities	(21,784)	(10,283)	(11,148)
Net cash used in financing activities	(33,814)	(6,922)	(47,570)
Net cash (used in) provided by discontinued operations	(3,404)	(20,988)	33,840

Net increase (decrease) in cash and cash equivalents	1,628	(10,054)	(4,648)
Cash and cash equivalents at beginning of year	13,252	23,306	27,954
Cash and cash equivalents at end of year	$14,880	$13,252	$23,306

          Net cash provided by operating activities increased during fiscal 2005 primarily due to increased earnings and favorable changes in working capital related to the timing of accounts payable and benefit accruals. The increase during fiscal 2004 was primarily due to the receipt of a tax refund associated with net operating loss carrybacks of $9.3 million in the first quarter of fiscal 2004 and lower losses from continuing operations. These improvements were offset by reductions in accounts payable due to changes in the timing of interest payments associated with our new bank financing and vendor payments.

          Net cash used in investing activities increased in fiscal 2005 due to increased capital expenditure activity. We spent as many capital dollars in fiscal 2005 as we had in the previous two fiscal years combined as our improved financial performance allowed us to reinvest in the business. Our Retail segment uses a majority, or 74.8%, 65.6% and 68.9% during fiscal 2005, fiscal 2004 and fiscal 2003, respectively, of our capital expenditure dollars. These capital expenditures were spent on our three new fuel centers, one major store remodel, the construction of in-store pharmacies, other minor remodels and merchandise resets and upgrades to our information systems. Under the terms of our credit facility, should our available borrowings fall below certain levels, our capital expenditures are restricted to $30.0 million in fiscal 2006, increasing to $35.0 million per year in fiscal 2007 and thereafter. We are not currently governed by these restrictions, as discussed below.

          Net cash used in financing activities includes cash paid and received from our long-term borrowings and the payment of financing fees associated with our new credit facilities. Our current maturities of long-term debt at March 26, 2005 are $2.8 million. Our ability to borrow additional funds is governed by the terms of our credit facilities, discussed below.

          Net cash provided by (used in) discontinued operations contains the net cash flows of our discontinued operations and consists primarily of net proceeds received on the sale of assets, net of identifiable debt repayments, the payment of store exit cost reserves, partial year operating results and the payment of severance and related benefit accruals of employees that previously worked for discontinued operations. We expect the cash usage of our discontinued operations will be approximately $3.0 million in fiscal 2006 for the payment of store exit costs and other liabilities.

          Our principal sources of liquidity are cash flows generated from operations and our amended $215.0 million credit facility. The credit facility matures December 2008, and is secured by substantially all of our assets. We had available borrowings of $78.9 million at March 26, 2005 and maximum availability of $88.9 million, which exceeds the minimum excess availability levels, as defined in the credit agreement.

          Prior to amending our credit facility in the third quarter of fiscal 2005 we had a $170.0 million senior secured revolving credit facility and a $15.0 million supplemental secured credit facility. The amended credit facility increased to $215.0 million from its original $170.0 million, increased the advance rates on certain assets, included a reduction in interest rates and extended the maturity by one year. A portion of the funds made available under the amended agreement were used to prepay without penalty the remaining $13.9 million due under the supplemental secured credit facility. We recorded a pre-tax, non-cash charge of $0.6 million for the write-off of unamortized bank fees associated with the supplemental secured credit facility during the third quarter of fiscal 2005.

          Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include the maintenance of minimum EBITDA and maximum capital expenditures, as defined in the credit agreement. These covenants will not be effective as long as we maintain a minimum excess availability level, as defined in the credit agreement. The credit facility provides for the issuance of letters of credit of which $11.3 million were outstanding and unused as of March 26, 2005. The senior secured revolving credit facility bears interest at the London InterBank Offered Rate plus 1.75% or the prime rate (weighted average interest rate of 4.67% at March 26, 2005).

          The credit agreement which governs our credit facility does not allow us to make "restricted payments." "Restricted payments" include cash dividends, as well as redemption of shares and a variety of other types of payments as defined in the bank credit agreements, which are filed as an exhibit to this Form 10-K. The covenants in the bank credit agreements could allow for the payment of dividends in the future. However, we intend to use any net earnings generated from our operations, to repay debt and to acquire additional retail operations. We do not anticipate paying any cash dividends for the foreseeable future.

          Our current ratio decreased from 1.29:1.00 at March 27, 2004 to 1.21:1.00 at March 26, 2005 and our investment in working capital improved to $30.3 million at March 26, 2005 from $38.1 million at March 27, 2004. The reduced investment is the result of more effective working capital management.

          Our debt to total capital ratio at March 26, 2005 improved to 0.43:1.00 from 0.55:1.00 at March 27, 2004. The improvement was primarily due to the reduction in long-term debt of $34.0 million, including current maturities, during fiscal 2005 and the current year net earnings.

          Our total capital structure includes borrowings under our credit facility, various other debt instruments, leases and shareholders' equity. Management believes that cash generated from operating activities and available borrowings under the credit facility will be sufficient to support operations under current circumstances.

          The table below presents our significant contractual obligations as of March 26, 2005:
(In thousands)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$94,794	$2,848	$6,255	$83,265	$2,426
Operating leases	128,447	21,590	36,295	28,410	42,152
Lease and ancillary costs of closed stores	15,520	4,708	7,030	2,926	856
Purchase obligations (1)	147,769	101,835	15,668	10,073	20,193
Self-insurance liability	11,252	5,371	3,802	1,110	969
Other	17,143	7,667	9,476	-	-
Total	$414,925	$144,019	$78,526	$125,784	$66,596

(1) The majority of our purchases involve supply orders to purchase products for resale in the ordinary course of business. These contracts are typically cancelable and therefore no amounts have been included in the table above. The purchase obligations shown in this table represent the amount of product we are contractually obligated to purchase to earn $3.3 million in upfront contract monies received that are recorded on the Consolidated Balance Sheet. If we do not fulfill these purchase obligations, we would only be obligated to repay the unearned upfront contract monies.

          In addition to the above, we expect to contribute $3.2 million to our defined benefit plans in fiscal 2006 to meet the minimum funding requirements.

New Accounting Standards

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, and supercedes Accounting Principles Board Opinion No. 25. This Statement becomes effective at the beginning of fiscal 2007. We expect that the impact of adopting the FAS No. 123(R) will be consistent with the pro forma expense that has been previously disclosed, adjusted for future grants, cancellations and exercises of stock options in accordance with the Statement.

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

          We are exposed to industry related price changes on several commodities, such as dairy, meat and produce, that we buy and sell in both our Grocery Distribution and Retail segments.

          We are also exposed to interest rate risk on a portion of outstanding debt. The senior secured revolving credit facility bears interest at the London InterBank Offered Rate plus 1.75% or the prime rate (weighted average interest rate of 4.67% at March 26, 2005). An additional $0.7 million of our long-term debt is subject to fluctuations in the prime rate. The weighted average interest rates including loan fee amortization for fiscal 2005, fiscal 2004 and fiscal 2003 were 8.33%, 8.77% and 9.59%, respectively.

          We previously managed interest rate risk on a majority of our debt through the use of interest rate swap agreements that expired on June 30, 2003. We did not enter into new interest rate swap agreements at the expiration of the prior agreements.

          The estimated carrying value of long-term debt approximates its fair value at March 26, 2005 and March 27, 2004 due to variable interest rates that cover a majority of the long-term debt and a comparison of fixed rate debt to estimated rates that would currently be available for debt with similar terms and maturities. The following table sets forth the maturities of our debt outstanding as of March 26, 2005:

(In thousands)
Fiscal Year
2006	$2,848
2007	2,124
2008	4,131
2009	82,623
2010	642
Thereafter	2,426
$94,794

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Spartan Stores, Inc.
Grand Rapids, Michigan

          We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that Spartan Stores, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 26, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

          A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles"). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

          Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 26, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 26, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 26, 2005, of the Company, and our report dated May 3, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's change in method of accounting for goodwill.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
May 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Spartan Stores, Inc.
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries (the "Company") as of March 26, 2005 and March 27, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 26, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 26, 2005 and March 27, 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 26, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, during the year ended March 29, 2003, Spartan Stores, Inc. and subsidiaries changes its method of accounting for goodwill (Note 2) to conform to Statement of Financial Accounting Standards No. 142.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 26, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 3, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
May 3, 2005

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
Assets	March 26, 2005	March 27, 2004

Current assets
Cash and cash equivalents	$14,880	$13,252
Accounts receivable, net	43,445	39,732
Inventories, net	95,988	97,771
Prepaid expenses and other current assets	7,884	9,578
Deferred taxes on income	5,396	6,353
Property and equipment held for sale	3,855	4,051
Total current assets	171,448	170,737

Other assets
Goodwill	72,315	72,105
Deferred taxes on income	18,680	25,147
Other, net	13,135	16,438
Total other assets	104,130	113,690

Property and equipment
Land and improvements	13,674	13,221
Buildings and improvements	117,797	112,636
Equipment	209,239	204,069
Total property and equipment	340,710	329,926
Less accumulated depreciation and amortization	231,831	221,489
Net property and equipment	108,879	108,437

Total assets	$384,457	$392,864

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)

Spartan Stores, Inc. and Subsidiaries
(In thousands)
Liabilities and Shareholders' Equity	March 26, 2005	March 27, 2004

Current liabilities
Accounts payable	$82,391	$75,620
Accrued payroll and benefits	30,775	25,516
Insurance reserves	5,371	7,008
Other accrued expenses	19,805	20,291
Current maturities of long-term debt	2,848	4,177
Total current liabilities	141,190	132,612

Other long-term liabilities	16,814	20,085
Postretirement benefits	9,097	9,884
Long-term debt	91,946	124,616

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 20,524 and 20,092 shares outstanding	118,144	116,666
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Deferred stock-based compensation	(719)	(179)
Accumulated other comprehensive loss	(203)	(182)
Retained earnings (accumulated deficit)	8,188	(10,638)
Total shareholders' equity	125,410	105,667

Total liabilities and shareholders' equity	$384,457	$392,864

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)
	Year Ended
	March 26, 2005	March 27, 2004	March 29, 2003

Net sales	$2,043,187	$2,054,977	$1,975,677
Cost of goods sold	1,656,516	1,679,478	1,612,142
Gross margin	386,671	375,499	363,535

Operating expenses
Selling, general and administrative	349,174	362,937	354,182
Provision for asset impairments and exit costs	-	-	47,711
Total operating expenses	349,174	362,937	401,893

Operating earnings (loss)	37,497	12,562	(38,358)

Other income and expenses
Interest expense	9,315	13,146	17,322
Debt extinguishment	561	8,798	-
Other, net	(924)	(275)	(730)
Total other income and expenses	8,952	21,669	16,592

Earnings (loss) before income taxes,     discontinued operations and cumulative     effect of a change in accounting principle
	28,545	(9,107)	(54,950)
Income taxes	8,682	(3,187)	(19,159)
Earnings (loss) from continuing operations	19,863	(5,920)	(35,791)

Loss from discontinued operations, net of taxes	(1,037)	(778)	(51,164)
Cumulative effect of a change in     accounting principle, net of taxes
	-	-	(35,377)
Net earnings (loss)	$18,826	$(6,698)	$(122,332)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.97	$(0.30)	$(1.80)
Loss from discontinued operations	(0.05)	(0.03)	(2.57)
Cumulative effect of a change in accounting principle	-	-	(1.78)
Net earnings (loss)	$0.92	$(0.33)	$(6.15)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.96	$(0.30)	$(1.80)
Loss from discontinued operations	(0.05)	(0.03)	(2.57)
Cumulative effect of a change in accounting principle	-	-	(1.78)
Net earnings (loss)	$0.91	$(0.33)	$(6.15)

Weighted average shares:
Basic	20,439	20,016	19,896
Diluted	20,743	20,016	19,896

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

Balance - March 31, 2002	19,766	$ 115,722	$ -	$ (2,622)	$ 118,392	$ 231,492

Comprehensive loss, net of tax:
Net loss for fiscal 2003	-	-	-	-	(122,332)	(122,332)
Unrealized gain on securities	-	-	-	157	-	157
Minimum pension liability adjustment	-	-	-	(2,428)	-	(2,428)
Net gain on interest rate swap agreements	-	-	-	2,077	-	2,077
Total comprehensive loss	-	-	-	-	-	(122,526)

Issuances of common stock	233	666	-	-	-	666

Balance - March 29, 2003	19,999	116,388	-	(2,816)	(3,940)	109,632

Comprehensive loss, net of tax:
Net loss for fiscal 2004	-	-	-	-	(6,698)	(6,698)
Unrealized gain on interest rate
swap agreements	-	-	-	372	-	372
Minimum pension liability adjustment	-	-	-	2,383	-	2,383
Unrealized loss on securities	-	-	-	(121)	-	(121)
Total comprehensive loss	-	-	-	-	-	(4,064)

Purchases of common stock	(56)	(164)	-	-	-	(164)
Issuances of restricted stock	149	442	(442)	-	-	-
Amortization of restricted stock	-	-	263	-	-	263

Balance - March 27, 2004	20,092	116,666	(179)	(182)	(10,638)	105,667

Comprehensive income, net of tax:
Net earnings for fiscal 2005	-	-	-	-	18,826	18,826
Minimum pension liability adjustment	-	-	-	(21)	-	(21)
Total comprehensive income	-	-	-	-	-	18,805

Issuances of common stock	209	748	-	-	-	748
Issuances of restricted stock	248	811	(811)	-	-	-
Cancellations of restricted stock	(25)	(81)	81	-	-	-
Amortization of restricted stock	-	-	190	-	-	190

Balance - March 26, 2005	20,524	$ 118,144	$ (719)	$ (203)	$ 8,188	$ 125,410

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Year Ended
	March 26, 2005	March 27, 2004	March 29, 2003
Cash flows from operating activities
Net earnings (loss)	$18,826	$(6,698)	$(122,332)
Loss from discontinued operations	1,037	778	51,164
Cumulative effect of a change in accounting principle	-	-	35,377
Earnings (loss) from continuing operations	19,863	(5,920)	(35,791)
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Debt extinguishment	561	8,798	-
Provision for asset impairments and exit costs	-	-	47,711
Depreciation and amortization	22,582	28,433	30,022
Postretirement benefits	(819)	(553)	(987)
Deferred taxes on income	8,426	(3,202)	(34,130)
Other, net	(494)	273	643
Change in operating assets and liabilities:
Accounts receivable	(4,590)	3,422	6,680
Inventories	91	8,501	(3,841)
Prepaid expenses and other assets	4,263	6,597	(8,052)
Refundable income taxes	-	9,349	(9,349)
Accounts payable	7,547	(19,501)	15,326
Accrued payroll and benefits	6,390	3,490	3,296
Insurance reserves	(1,426)	43	(367)
Other accrued expenses and other liabilities	(1,764)	(11,591)	9,069
Net cash provided by operating activities	60,630	28,139	20,230

Cash flows from investing activities
Purchases of property and equipment	(25,354)	(11,539)	(12,104)
Net proceeds from the sale of assets	3,897	630	233
Other	(327)	626	723
Net cash used in investing activities	(21,784)	(10,283)	(11,148)

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Year Ended
	March 26, 2005	March 27, 2004	March 29, 2003
Cash flows from financing activities
Net proceeds (payments) from revolver	$(15,187)	$108,801	$(300)
Proceeds from long-term borrowings	-	15,000	-
Repayment of long-term debt	(18,883)	(121,637)	(43,448)
Financing fees paid	(492)	(9,086)	(4,488)
Proceeds from sale of common stock	748	-	666
Net cash used in financing activities	(33,814)	(6,922)	(47,570)

Discontinued operations:
Net cash (used in) provided by discontinued operations	(3,404)	(20,988)	33,840

Net increase (decrease) in cash and cash equivalents	1,628	(10,054)	(4,648)
Cash and cash equivalents at beginning of year	13,252	23,306	27,954
Cash and cash equivalents at end of year	$14,880	$13,252	$23,306

Supplemental Cash Flow Information:
Cash paid for interest	$11,062	$19,415	$24,783
Cash paid for income taxes	$17	$99	$497

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

Risks and Uncertainties: Unions represent approximately 21% of our associates. Contracts covering approximately 620 distribution center and transportation associates expire in October 2006 and contracts covering approximately 500 retail associates expire between June 2005 and June 2006. A contract covering an additional 170 distribution center and transportation associates is currently under negotiation. The parties have agreed to extend the agreement beyond its April 2005 expiration date to allow additional time for negotiations. Either party may terminate this extension agreement with 7 days written notice. We believe that an amicable resolution to the negotiation will occur; however, in the event the parties are unable to reach an agreement, we have developed a contingency plan that will enable us to continue to operate the facility. Excluding the associates under the aforementioned contract extension, less than 1% of our associates and approximately 2% of our union associates are represented by contracts that expire by March 2006.

Fiscal Year: Spartan Stores' fiscal year ends on the last Saturday of March. The fiscal years ended March 26, 2005, March 27, 2004 and March 29, 2003 each consisted of 52 weeks.

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

Fair Value Disclosures of Financial Instruments: Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts and notes payable approximate fair value at March 26, 2005 and March 27, 2004 because of the short-term nature of these financial instruments. The estimated carrying value of long-term debt approximates its fair value at March 26, 2005 and March 27, 2004 due to variable interest rates that cover a majority of the long-term debt and a comparison of fixed rate debt to estimated rates that would currently be available for debt with similar terms and maturities.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts Receivable: Accounts receivable are shown net of allowances for credit losses of $3.4 million in fiscal 2005 and $4.8 million in fiscal 2004.

Inventory Valuation: Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. If replacement cost had been used, inventories would have been $41.3 million and $40.9 million higher at March 26, 2005 and March 27, 2004, respectively.

Spartan Stores utilizes the retail inventory method to value inventory for the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of goods sold and gross margin calculated by applying a cost

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ratio to the retail value of inventories. During the fourth quarter of fiscal 2004, Spartan Stores implemented a stock ledger inventory and margin management system that significantly enhanced its ability to calculate and track gross margin and inventory balances on a weekly basis. The stock ledger automatically captures purchase costs, retail prices and markdowns at the transaction level, making our inventory valuation estimates more precise. Spartan Stores recorded a pretax non-cash charge of $3.7 million ($2.4 million after tax) in Cost of goods sold in fiscal 2004 as a result of the implementation of this system.

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

Property and Equipment Held for Sale: Property and equipment held for sale consists of land, buildings and equipment that Spartan Stores expects to sell within 12 months. The assets are included in the following segments (in thousands):
	2005	2004
Grocery Distribution	$2,483	$2,652
Discontinued operations	1,372	1,399
Total	$3,855	$4,051

Goodwill: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed at least annually for impairment using a discounted cash flow model.

Other Assets: Included in Other assets are intangibles and debt issuance costs. Intangible assets consist of favorable lease agreements and non-compete agreements, which are amortized on a straight-line basis over the lease terms of 8 to 20 years, or the non-compete agreement length of 3 to 15 years.

Property and Equipment: Property and equipment are recorded at cost and depreciated over the shorter of the estimated useful lives or lease periods of the assets. Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation is computed using the straight-line method as follows:
Land improvements	15 years
Buildings and improvements	15 to 40 years
Equipment	3 to 10 years

Software development costs are generally capitalized and amortized between 3 and 5 year periods commencing as each system is implemented.

Accounts Payable: Accounts payable include checks that have been issued and have not cleared Spartan Stores' controlled disbursement bank accounts.

Insurance Reserves: Insurance reserves include provisions for workers' compensation, health and property insurance for which Spartan Stores is self-insured. Losses are recorded when reported and consist of individual case estimates. Incurred but not reported losses are actuarially estimated based on available historical information. Also included is a provision for reported and incurred but not reported losses related to reinsurance policies that insure the run-off of retained risk associated with the discontinued Insurance segment.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Derivative Financial Instruments: Spartan Stores previously used interest rate swap agreements that expired on June 30, 2003. The agreements effectively converted a portion of variable rate debt to a fixed rate basis. These agreements were considered to be a hedge against changes in future cash flows. Accordingly, the related gain or loss on these contracts was deferred in shareholders' equity as a component of accumulated other comprehensive income (loss).

Stock-Based Compensation: Spartan Stores has a stock incentive plan, which is more fully described in Note 10. Spartan Stores accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost for stock options is reflected in net earnings (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if Spartan Stores had applied the fair value recognition principles of Statement of Financial Accounting Standards ("SFAS") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

(In thousands, except per share data)
	2005	2004	2003

Net earnings (loss), as reported	$18,826	$(6,698)	$(122,332)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(307)	(442)	(1,297)

Pro forma net earnings (loss)	$18,519	$(7,140)	$(123,629)

Basic earnings (loss) per share - as reported	$0.92	$(0.33)	$(6.15)
Basic earnings (loss) per share - pro forma	$0.91	$(0.36)	$(6.21)

Diluted earnings (loss) per share - as reported	$0.91	$(0.33)	$(6.15)
Diluted earnings (loss) per share - pro forma	$0.89	$(0.36)	$(6.21)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
	2005	2004	2003

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	57.73%	39.00%	39.00%
Risk-free interest rate	3.89% - 4.41%	3.19% - 3.81%	3.21% - 5.03%
Expected life of option	7 years	8 years	8 years

Earnings (loss) per share: Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by increasing the weighted average number of common shares outstanding by the dilutive effect of the issuance of common stock for options outstanding under Spartan Stores' stock option plans.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings (loss) per share calculations because they were antidilutive were 1,018,889 in fiscal 2005, 1,364,725 in fiscal 2004 and 1,186,987 in fiscal 2003.

Advertising Costs: Spartan Stores' advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations. Advertising expenses were $9.9 million in fiscal 2005, $9.2 million in fiscal 2004 and $10.2 million in fiscal 2003.

Comprehensive Income: Comprehensive income (loss) is net earnings (loss) adjusted for the net gain or loss on interest rate swap agreements, unrealized gains and losses on securities and minimum pension liability, net of applicable income taxes. The components of accumulated other comprehensive income (loss) are as follows:
(In thousands)	Unrealized Gain (Loss) on Securities	Interest Rate Swap Liability	Minimum Pension Liability	Accumulated Other Comprehensive Loss
Balances at March 30, 2003	$121	$(372)	$(2,565)	$(2,816)
Other comprehensive gain (loss) for 2004, net of tax of $1,418	(121)	372	2,383	2,634
Balances at March 27, 2004	-	-	(182)	(182)
Other comprehensive loss for 2005, net of tax of $11	-	-	(21)	(21)
Balances at March 26, 2005	$-	$-	$(203)	$(203)

Recently Issued Accounting Standards: In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, and supercedes APB Opinion No. 25. This Statement becomes effective for Spartan Stores at the beginning of fiscal 2007. Spartan Stores expects that the impact of adopting the FAS No. 123(R) will be consistent with the pro forma expense that has been previously disclosed, adjusted for future grants, cancellations and exercises of stock options in accordance with the Statement.

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

Reclassifications: Certain reclassifications have been made to the fiscal 2004 and fiscal 2003 financial statements to conform to the fiscal 2005 presentation.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Changes in the carrying amount of goodwill were as follows:
(In thousands)	Retail	Grocery Distribution	Other	Total
Balance at March 30, 2002, net of accumulated amortization	$155,154	$46	$43	$155,243
Allocation of goodwill upon adoption of SFAS No. 142	(30,300)	30,300	-	-
Impairment of goodwill recognized as a cumulative effect of a change in accounting principle	(41,600)	-	-	(41,600)
Impairment of goodwill recognized in operating loss	(43,154)	-	-	(43,154)
Impairment of goodwill recognized in discontinued operations	(1,846)	-	-	(1,846)
Other	100	-	-	100
Balance at March 29, 2003	38,354	30,346	43	68,743
Other	-	-	(43)	(43)
Acquisition of retail operations	3,405	-	-	3,405
Balance at March 27, 2004	41,759	30,346	-	72,105
Other	210			210
Balance at March 26, 2005	$41,969	$30,346	$-	$72,315

During the fourth quarter of fiscal 2004, Spartan Stores acquired the equipment and lease rights for two Northern Supermarket's Inc. retail stores for approximately $3.6 million. These stores were located in markets currently served by Spartan Stores. One of the acquired locations was closed, while Spartan Stores transferred the operations of its existing store into the other acquired store due to its larger size and better overall location in the community. As a result, store exit costs of $3.3 million were recorded.

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

The following table reflects the components of amortized intangible assets, included in Other, net on the Consolidated Balance Sheets:
(In thousands)	March 26, 2005		March 27, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$4,332	$1,619	$5,382	$2,816
Favorable leases	2,506	1,104	2,506	909
Total	$6,838	$2,723	$7,888	$3,725

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average amortization period of non-compete agreements, favorable leases, and intangible assets in total is 9.0 years, 13.2 years and 10.2 years, respectively. Amortization expense for intangible assets was $0.7 million and $0.9 million for the fiscal years 2005 and 2004, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:
(In thousands)	Fiscal Year	Amortization Expense
	2006	$660
	2007	574
	2008	518
	2009	477
	2010	379

	Total	$2,608

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

Convenience Distribution Operations

During the fourth quarter of fiscal 2004, Spartan Stores completed the sale of the operating assets of United Wholesale Grocery Company ("United"). Proceeds received on the sale of these assets were $16.9 million. The asset sale included a continuing supply agreement between Spartan Stores and the new owner; however, this supply agreement does not constitute a significant continuing involvement, as defined by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As such, the operations and discontinued cash flows of United have been eliminated from the ongoing operations of Spartan Stores.

During the first quarter of fiscal 2004 Spartan Stores completed the sale of substantially all the assets of L&L/Jiroch Distributing Company and J.F. Walker Company to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities.

Insurance Operations

At March 26, 2005, Spartan Stores had approximately $4.0 million remaining in insurance reserves for open claim liabilities related to policies that were not ceded (transferred) to an unrelated third party. Spartan Stores will remain obligated under these policies until all claims are closed and have retained an independent third party administrator to manage these claims. Spartan Stores has not issued policies since December 31, 2001 and retains liability only for those policies issued prior to September 1, 2000. In fiscal 2003, Spartan Stores recorded a charge of $1.5 million for additional amounts required to be paid to an unrelated third party for claim liabilities previously ceded based upon updated actuarial studies reflecting a larger than originally anticipated obligation in accordance with the third party agreement. In fiscal 2005, a $1.2 million credit was recorded based upon better than anticipated claims results, which resulted in lower actuarial determined liabilities. Net loss from the insurance operations from the measurement date, January 2001, to March 26, 2005 totaled $2.1 million.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retail Operations

During fiscal 2003, Spartan Stores closed 15 retail stores and announced the closing of 13 of its Food Town retail stores principally located in Toledo, Ohio and outlying areas with the remaining 26 Food Town stores to be sold or closed. During fiscal 2004, Spartan Stores completed the sale of 24 Food Town stores for net proceeds of $42.1 million. Stores not sold were closed.

Grocery Distribution Operations

Spartan Stores consolidated its Toledo, Ohio distribution operations into its Michigan facilities during the fourth quarter of fiscal 2003. As a result of the decision to exit the Food Town stores, the operations related to these facilities were classified as discontinued operations in the consolidated financial statements because the operations and cash flows of these facilities were substantially eliminated from ongoing operations. Spartan Stores continues to distribute to its The Pharm stores in Ohio from its distribution facilities in Michigan.

Real Estate Operations

In fiscal 2004 and 2003, we sold properties representing substantially all of the remaining assets and operations of our former Real Estate segment; accordingly, we have reported the results of operations of the discontinued components of the Real Estate segment and the net gain (loss) on disposal as discontinued operations.

A summary of the results of discontinued operations reported in the Consolidated Statements of Operations and significant assets and liabilities of discontinued operations reported in the Consolidated Balance Sheets are included below:

(In thousands, except per share data)
	Year Ended
	March 26, 2005	March 27, 2004	March 29, 2003

Net sales	$-	$320,038	$1,279,831

Loss from discontinued operations
Loss from operations, including provision for asset impairments and exit costs of $3,100, $6,794 and $63,190	$(2,683)	$(11,565)	$(97,893)
Gain on disposal	-	10,055	18,677
Tax benefit	1,646	732	28,052
Loss from discontinued operations	$(1,037)	$(778)	$(51,164)

Basic and diluted loss per share
	$(.05)	$(.03)	$(2.57)

	March 26, 2005	March 27, 2004
(In thousands)

Current assets *	$1,909	$3,675
Property, net	4,157	4,666
Current liabilities	6,896	8,537
Long-term liabilities	7,459	8,445

* Includes property and equipment held for sale

In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the debt that was required to be repaid as a

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

result of asset dispositions. Interest expense of $1.9 million and $8.6 million was allocated to, and is included in, Loss from discontinued operations in the Consolidated Statements of Operations for fiscal 2004 and fiscal 2003, respectively. Interest expense was not allocated to discontinued operations in fiscal 2005 as all related debt has been paid as a result of the disposal of these operations.

Note 4
Asset Impairments and Exit Costs

The Retail segment recognized charges of $4.5 million in fiscal 2003 for asset impairment and store and office facility exit costs, which include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease recoveries, as well as severance benefits. Also in fiscal 2003, management determined that one store that had previously been designated for closure would not be closed because market conditions in the area changed.

The following table provides the activity of exit costs for fiscal years 2005, 2004 and 2003. Exit costs recorded in the Consolidated Balance Sheets are included in Other accrued expenses in current liabilities and Other long-term liabilities based on when the costs are expected to be paid.
(In thousands)	Lease and Ancillary Costs		Severance

Balance at March 31, 2002	$5,006		$-
Provision for lease and related ancillary costs, net of estimated sublease recoveries	17,936	(a)	-
Provision for severance			4,021 (b)
Payments, net of interest accretion	(3,969)		(155)
Balance at March 29, 2003	18,973		3,866
Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,578	(b)	-
Assumption of leases (See Note 2)	3,347		-
Provision for severance	-		3,299 (b)
Payments, net of interest accretion	(6,560)		(6,542)
Balance at March 27, 2004	18,338		623
Provision for lease and related ancillary costs, net of estimated sublease recoveries	1,400	(b)
Provision for pension withdrawal liability	1,700	(c)
Payments, net of interest accretion	(5,918)		(456)
Balance at March 26, 2005	$15,520		$167

(a)	Includes $14.9 million of charges recorded in discontinued operations
(b)	Recorded in discontinued operations.
(c)

Represents a pension withdrawal liability from a multi-employer pension plan affiliated with the former discontinued Food Town supermarkets. The liability is being paid over seven years. Charge was recorded in discontinued operations.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5
Long-Term Debt

Spartan Stores' long-term debt consists of the following:
(In thousands)	March 26, 2005	March 27, 2004

Senior secured revolving credit facility, due December 2008	$82,036	$97,223
Supplemental secured credit facility	-	14,800
Notes payable, due June 2007, monthly principal payments of variable amounts	4,223	4,649
Other	8,535	12,121
	94,794	128,793
Less current portion	2,848	4,177
Total long-term debt	$91,946	$124,616

Effective December 23, 2003, Spartan Stores repaid its outstanding bank loans under its former senior secured facility and entered into a $170.0 million senior secured revolving credit facility and a $15.0 million supplemental secured credit facility. The senior secured credit facility is secured by substantially all of Spartan Stores' and its subsidiaries' assets. Spartan Stores recorded a non-cash charge of $8.8 million for unamortized bank fees associated with previous financing activities during the third quarter of fiscal 2004. In December 2004, Spartan Stores amended the senior secured revolving credit agreement and terminated the supplemental secured credit facility. The amended senior secured revolving credit facility ("credit facility") increased to $215.0 million from its original $170.0 million, includes a reduction in interest rates and now matures in December 2008 rather than December 2007. A portion of the funds made available under the amended agreement were used to prepay without penalty the remaining $13.9 million due under the supplemental secured credit facility. Spartan Stores recorded a pre-tax, non-cash charge of $0.6 million for the write-off of unamortized bank fees associated with the supplemental secured credit facility during the third quarter of fiscal 2005.

Available borrowings under the credit facilities are based on stipulated advance rates on eligible assets, as defined in the credit agreements. The credit facilities contain covenants that include the maintenance of minimum EBITDA and maximum capital expenditures, as defined in the credit agreements. These covenants will not be effective as long as Spartan Stores maintains a minimum excess availability level, as defined in the credit agreements. Spartan Stores had available borrowings of $78.9 million at March 26, 2005 and maximum availability of $88.9 million, which exceeds the minimum excess availability levels. The credit facilities provide for the issuance of letters of credit of which $11.3 million were outstanding and unused as of March 26, 2005. The senior secured revolving credit facility bears interest at the London InterBank Offered Rate plus 1.75% or the prime rate (weighted average interest rate of 4.67% at March 26, 2005).

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average interest rates including loan fee amortization for fiscal 2005, 2004 and fiscal 2003 were 8.33%, 8.77% and 9.59%, respectively.

At March 26, 2005 long-term debt was due as follows:

(In thousands)
Fiscal Year
2006	$2,848
2007	2,124
2008	4,131
2009	82,623
2010	642
Thereafter	2,426
$94,794

Note 6
Commitments and Contingencies

Spartan Stores subleases property at six locations to customers and receives annual rental income of $1.4 million. In the event of the customer's default, Spartan would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 7.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

Note 7
Leases

Rental expense was $25.8 million, $25.5 million and $26.4 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Future minimum obligations under operating leases in effect at March 26, 2005 are as follows:

(In thousands)
Fiscal Year	Used in Operations	Subleased to Others	Total

2006	$20,719	$871	$21,590
2007	18,258	879	19,137
2008	16,467	691	17,158
2009	14,488	608	15,096
2010	12,796	518	13,314
Thereafter	40,594	1,558	42,152

Total	$123,322	$5,125	$128,447

One of Spartan Stores' subsidiaries leases retail store facilities to non-related entities. Of the stores leased, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. A majority of our leases provide for minimum and contingent rentals based upon stipulated sales volumes.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Owned assets, included in property and equipment, which are leased to others are as follows:
(In thousands)	March 26, 2005	March 27, 2004

Land and improvements	$4,686	$4,686
Buildings	2,480	2,480
	7,166	7,166
Less accumulated depreciation	2,593	2,374
Net property	$4,573	$4,792

Future minimum rentals to be received under operating leases in effect at March 26, 2005 are as follows:

(In thousands)
Fiscal Year	Owned Property	Leased Property	Total

2006	$1,005	$1,427	$2,432
2007	882	1,374	2,256
2008	882	1,058	1,940
2009	229	748	977
2010	-	649	649
Thereafter	-	1,751	1,751
Total	$2,998	$7,007	$10,005

Note 8
Associate Retirement Plans

Spartan Stores' retirement programs include pension plans providing non-contributory benefits and salary reduction defined contribution plans providing contributory benefits. Substantially all of Spartan Stores' associates not covered by collective bargaining agreements are covered by either a non-contributory cash balance pension plan ("Company Plan"), a defined contribution plan or both. Associates covered by collective bargaining agreements are included in multi-employer pension plans.

Spartan Stores' Company Plan benefit formula utilizes a cash balance approach. Under the cash balance formula, credits are added annually to a participant's "account" based on a percent of the participant's compensation and years of vested service at the beginning of each calendar year. Transition credits are also added at Spartan Stores' discretion to certain participants' accounts until the year 2007 if certain age and years-of-service requirements are met. Spartan Stores suspended the accrual of service and transition credits to the Company Plan for fiscal 2004, while interest credits continued to accrue. The accrual of service and transition credits to the Company Plan were reinstated for fiscal 2005; however, effective January 1, 2004, an amendment was made to the Company Plan, reducing service credits for certain participants and placing all participants on the same service credit schedule. At Spartan Stores' discretion, interest credits are also added annually to a participant's account based upon the participant's account balance as of the last day of the immediately preceding calendar year. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act of 1976 ("ERISA"). Company Plan assets consist principally of common stocks and U.S. government and corporate obligations. At March 26, 2005 and March 27, 2004 Company Plan assets included shares of Spartan Stores common stock valued at $2.0 million and $0.9 million, respectively.

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

Matching contributions made by Spartan Stores to salary reduction defined contribution plans totaled $2.0 million, $2.6 million and $3.1 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

In addition to the plans described above, Spartan Stores participates in several multi-employer and other defined contribution plans for substantially all associates covered by collective bargaining agreements. The expense for these plans totaled approximately $6.5 million in fiscal 2005, $6.4 million in fiscal 2004 and $5.8 million in fiscal 2003.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except percentages)	Pension Benefits		SERP Benefits		Postretirement Benefits
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004

Change in benefit obligation
Benefit obligation at beginning of year	$44,241	$53,555	$561	$3,105	$6,375	$6,050
Service cost	3,438	263	20	-	227	232
Interest cost	2,605	3,417	33	44	389	398
Plan amendments	-	(5,149)	-	(18)	-	-
Actuarial loss (gain)	825	(2,576)	52	359	136	(142)
Benefits paid	(7,302)	(5,269)	(88)	(2,929)	(306)	(163)

Benefit obligation at measurement date	$43,807	$44,241	$578	$561	$6,821	$6,375

Change in plan assets
Plan assets at fair value at beginning of year	$41,650	$37,615	$-	$-	$-	$-
Actual return on plan assets	4,423	7,379	-	-	-	-
Company contributions	777	1,925	88	2,929	306	163
Benefits paid	(7,302)	(5,269)	(88)	(2,929)	(306)	(163)

Plan assets at fair value at measurement date	$39,548	$41,650	$-	$-	$-	$-

Funded status	$(4,259)	$(2,591)	$(578)	$(561)	$(6,821)	$(6,375)
Unrecognized net gain	7,564	7,862	335	299	1,414	1,316
Unrecognized prior service cost	(8,592)	(9,283)	(17)	(18)	(903)	(967)
Unrecognized net transition obligation	5	11		-	-	-

Accrued benefit cost at measurement date	(5,282)	(4,001)	(260)	(280)	(6,310)	(6,026)
Contributions during fourth quarter	-	-	15	15	-	-
Accrued benefit cost at end of year	$(5,282)	$(4,001)	$(245)	$(265)	$(6,310)	$(6,026)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(5,282)	$(4,001)	$(558)	$(545)	$(6,310)	$(6,026)
Accumulated other comprehensive income	-	-	313	280	-	-
	$(5,282)	$(4,001)	$(245)	$(265)	$(6,310)	$(6,026)

Weighted average assumptions at
Measurement date
Discount rate	5.75%	6.25%	5.75%	6.25%	5.75%	6.25%
Expected return on plan assets	8.50%	8.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

The accumulated benefit obligation for both of the defined benefit plans was $43.8 million and $40.8 million at December 31, 2004 and 2003.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of net periodic benefit cost
(In thousands)	Pension Benefits			SERP
	March 26, 2005	March 27, 2004	March 29, 2003	March 26, 2005	March 27, 2004	March 29, 2003
Service cost	$3,438	$263	$4,041	$20	$-	$93
Interest cost	2,605	3,417	3,443	33	44	176
Expected return on plan assets	(3,438)	(3,860)	(4,630)	-	-	-
Net amortization and deferral	(547)	(356)	(356)	15	21	59
Curtailment income	-	(172)	-	-	-	-
Settlement expense	-	726	-	-	1,444	-
Net periodic benefit cost	$2,058	$18	$2,498	$68	$1,509	$328

	Postretirement Benefits
	March 26, 2005	March 27, 2004	March 29, 2003
Service cost	$227	$232	$198
Interest cost	389	398	368
Net amortization and deferral	(26)	(16)	(35)

Net periodic benefit cost	$590	$614	$531

Spartan Stores has assumed an average long-term expected return on pension plan assets of 8.5% as of March 26, 2005. The expected return is based upon the assumption that future returns will approximate the historical long-term rates of return for each asset class.

Spartan Stores has an investment policy for the pension plan with a long-term asset allocation mix designed to meet the long-term retirement obligations. The asset allocation mix is reviewed annually and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes actual allocations as of March 26, 2005, December 31, 2004 and December 31, 2003:
	Plan Assets
	Target Range	December 31, 2004	December 31, 2003
Asset Category
Equity securities	60.0 - 75.0%	74.4%	73.4%
Fixed income	25.0 - 40.0	25.6	26.6
Total	100.0%	100.0%	100.0%

The investment policy emphasizes the following key objectives: (1) maintain the purchasing power of the current assets and all future contributions by producing positive real rates of return on plan assets; (2) maximize return within reasonable and prudent levels of risk in order to minimize contributions and (3) control costs of administering the plan and managing the investments.

Spartan Stores expects to contribute $3.2 million to its defined benefit plans in fiscal 2006 to meet the minimum funding requirements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:
(In thousands)	Pension Benefits	Other Benefits

2006	$2,816	$384
2007	2,678	386
2008	3,687	384
2009	3,055	390
2010	3,628	381
2011 to 2015	22,784	2,052

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5.00% for fiscal 2005, fiscal 2004 and fiscal 2003 and will remain at that level for all future years. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by 0.98% and the periodic postretirement benefit cost by 0.66%. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation by 0.90% and periodic postretirement benefit cost by 0.60%.

Note 9
Taxes on Income

The income tax provision for continuing operations is summarized as follows:

(In thousands)	March 26, 2005	March 27, 2004	March 29, 2003

Currently refundable	$(84)	$(79)	$(60)
Deferred	8,766	(3,108)	(19,099)

	$8,682	$(3,187)	$(19,159)

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:
	2005	2004	2003

Statutory income tax rate	35.0%	35.0%	35.0%
Tax credits	(0.2)	0.8	0.1
Tax reserve adjustment	(4.6)	-	-
Other	0.2	(0.8)	(0.2)

Effective income tax rate	30.4%	35.0%	34.9%

Companies are regularly audited by federal and state tax authorities, which may result in proposed assessments and adjustments. During the fourth quarter of fiscal 2005, the Internal Revenue Service concluded its audit of the fiscal tax returns for 2001 through 2003. As a result of the audit, Spartan Stores released $2.0 million in tax reserves that are no longer required with respect to these years, of which $1.3 million and $0.7 million, respectively, is reflected in Income taxes and Loss from discontinued operations, net of taxes, on the Consolidated Statements of Operations, respectively, for fiscal 2005.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities resulting from temporary differences as of March 26, 2005 and March 27, 2004 are as follows:
(In thousands)
	2005	2004
Deferred tax assets:
Employee benefits	$8,018	$8,244
Accounts receivable	1,190	1,155
Goodwill	4,626	7,438
Net operating loss	11,983	14,481
Asset impairment and closed store reserves	5,476	8,973
All other	3,980	2,756
Total deferred tax assets	35,273	43,047
Deferred tax liabilities:
Depreciation	8,799	7,157
Inventory	1,901	1,532
All other	497	2,858
Total deferred tax liabilities	11,197	11,547

Net deferred tax asset	$24,076	$31,500

Spartan Stores has a net operating loss carryforward of $34.2 million, of which $2.1 million expires in fiscal year 2023 and $32.1 million expires in fiscal 2024.

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

Spartan Stores awarded 248,253 and 148,399 shares of restricted stock during fiscal 2005 and fiscal 2004. These shares vest over a three to five year period and are subject to certain transfer restrictions and forfeiture prior to vesting. Deferred stock-based compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period. No restricted stock awards were issued in fiscal 2003.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The authorization to grant options and restricted stock under the plan terminates on May 8, 2011. As of March 26, 2005, 486,939 shares remained unissued under the 2001 Stock Option Plan. The following table also includes outstanding options granted under the 1991 Stock Option Plan.

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Options outstanding at March 31, 2002	899,754	$11.47
Granted	753,784	6.60	$3.50
Exercised	(16,666)	7.44
Cancelled	(217,633)	10.52

Options outstanding at March 29, 2003	1,419,239	$9.08
Granted	381,500	2.44	$1.20
Cancelled	(370,399)	8.81

Options outstanding at March 27, 2004	1,430,340	$7.38
Granted	121,278	3.26	$2.03
Exercised	(20,646)	3.33
Cancelled	(190,212)	7.92

Options outstanding at March 26, 2005	1,340,760	$6.99

Options exercisable at March 26, 2005	669,779	$8.70

The following table sets forth options outstanding at March 26, 2005 by exercise price and remaining contractual life:
Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life Years

$8.46 - 9.96	6,680	2.2 - 5.1
2.68 - 16.57	742,615	5.5 - 7.5
1.75 - 5.65	479,188	7.6 - 8.7
3.25 - 4.26	112,277	9.1 - 9.5
$1.75 - 16.57	1,340,760	7.29

Spartan Stores has a stock bonus plan covering 300,000 shares of Spartan Stores common stock. Under the provisions of this plan, certain officers and key associates of Spartan Stores may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 30% of the portion of the bonus they elect to receive in stock. Stock issued under the stock bonus plan is accounted for in accordance with APB Opinion No. 25. Compensation expense is recorded based upon the market price of the stock as of the measurement date. At March 26, 2005, 185,485 shares remained unissued under the plan.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spartan Stores has an associate stock purchase plan covering 700,000 shares of Spartan Stores common stock. The plan provides that associates of Spartan Stores and its subsidiaries may purchase shares at 85% of the fair market value. At March 26, 2005, 275,178 shares had been issued under the plan. The plan was terminated on April 1, 2005.

Spartan Stores' restated articles of incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the board of directors. At March 26, 2005, there were no shares of preferred stock outstanding.

Note 11
Operating Segment Information

Using the management approach as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Spartan Stores' operating segments are identified by products sold and customer profile and include the Grocery Distribution and Retail segments.

The operations of the Insurance, Real Estate and Convenience Distribution segments and a portion of the Retail and Grocery Distribution segments are classified as discontinued operations. Residual real estate business operations are considered to be immaterial under the criteria in SFAS No. 131 and have not been separately classified. Those operations have been recorded in the Grocery Distribution segment. See Note 3 for further discussion. Segment information for earlier periods has been restated to reflect changes in the composition of the reportable segments.

Spartan Stores' Grocery Distribution segment supplies independent retail customers and its own retail stores with dry grocery, produce, dairy products, meat, deli, bakery, beverages, frozen food, seafood, floral, general merchandise, pharmacy and health and beauty care items. To supply its wholesale customers, Spartan Stores operates a fleet of tractors, conventional trailers and refrigerated trailers, substantially all of which are leased by Spartan Stores.

The Retail segment operates supermarkets and deep-discount food drug stores in Michigan and Ohio that typically offer dry grocery, produce, dairy products, meat, floral, seafood, health and beauty care, cosmetics, delicatessen and bakery goods and over half of the stores offer pharmacy services.

Identifiable assets represent total assets directly associated with the various operating segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth information by operating segment:

(In thousands)	Grocery
	Distribution	Retail	Total
Year Ended March 26, 2005
Net sales	$1,120,637	$922,550	$2,043,187
Depreciation and amortization	8,146	12,578	20,724
Operating earnings	24,528	12,969	37,497
Capital expenditures	6,377	18,977	25,354
Year Ended March 27, 2004
Net sales	$1,132,338	$922,639	$2,054,977
Depreciation and amortization	8,681	17,196	25,877
Operating earnings (loss)	18,364	(5,802)	12,562
Capital expenditures	3,972	7,567	11,539
Year Ended March 29, 2003
Net sales	$1,095,183	$880,494	$1,975,677
Provision for asset impairments and exit costs	-	47,711	47,711
Depreciation and amortization	10,883	16,172	27,055
Operating earnings (loss)	13,387	(51,745)	(38,358)
Capital expenditures	3,763	8,341	12,104

	2005	2004	2003
Total assets
Grocery Distribution	$191,086	$203,398	$238,744
Retail	187,301	181,125	190,428
Discontinued operations	6,070	8,341	127,134
Total	$384,457	$392,864	$556,306

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12
Quarterly Financial Information (unaudited)

Earnings (loss) per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. Stock sales prices are based on transactions reported on The NASDAQ Stock Market.

(In thousands, except per share data)
Fiscal 2005	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)

Net sales	$2,043,187	$457,644	$624,517	$486,701	$474,325
Gross margin	386,671	88,328	117,352	95,091	85,900
Earnings from continuing operations before income taxes	28,545	6,099	8,921	10,911	2,614
Earnings from continuing operations	19,863	5,272	5,798	7,094	1,699
Discontinued operations, net of taxes	(1,037)	525	(1,273)	(143)	(146)
Net earnings	18,826	5,797	4,525	6,951	1,553

Earnings from continuing operations per share:
Basic	$0.97	$0.25	$0.28	$0.35	$0.08
Diluted	0.96	0.25	0.28	0.35	0.08
Net earnings per share:
Basic	$0.92	$0.28	$0.22	$0.34	$0.08
Diluted	0.91	0.28	0.22	0.34	0.08

Common stock sale price - High	$11.14	$11.14	$6.64	$4.44	$4.88
Common stock sale price - Low	3.05	6.22	3.96	3.14	3.05

(In thousands, except per share data)
Fiscal 2004	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(52 weeks)	(12 weeks)	(16 weeks)	(12 weeks)	(12 weeks)

Net sales	$2,054,977	$456,918	$644,119	$491,371	$462,569
Gross margin	375,499	82,785	115,084	92,867	84,763
(Loss) earnings from continuing operations before income taxes	(9,107)	(2,298)	(6,256)	4,219	(4,772)
(Loss) earnings from continuing operations	(5,920)	(1,491)	(4,069)	2,730	(3,090)
Discontinued operations, net of taxes	(778)	3,215	(8)	(958)	(3,027)
Net (loss) earnings	(6,698)	1,724	(4,077)	1,772	(6,117)

(Loss) earnings from continuing operations per share - Basic and Diluted	$(0.30)	$(0.07)	$(0.20)	$0.14	$(0.16)
Net (loss) earnings per share - Basic and Diluted	(0.33)	0.09	(0.20)	0.09	(0.31)

Common stock sale price - High	$6.07	$6.07	$5.96	$3.85	$2.90
Common stock sale price - Low	2.00	4.25	2.61	2.40	2.00

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Item 9A.	Controls and Procedures

          Disclosure Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of March 26, 2005 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effectively designed and operated to cause material information relating to Spartan Stores (including its consolidated subsidiaries) required to be included in Spartan Stores' periodic filings with the Securities and Exchange Commission to be accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

          Management's Report on Internal Controls Over Financial Reporting

          The management of Spartan Stores, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Spartan Stores' internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Spartan Stores; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Spartan Stores are being made only in accordance with authorizations of management and directors of Spartan Stores; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Spartan Stores' assets that could have a material effect on the financial statements.

          Management of Spartan Stores conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal controls. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting; however, based on the evaluation, management has concluded that Spartan Stores' internal controls over financial reporting were effective as of March 26, 2005.

          Attestation Report of Independent Registered Public Accounting Firm

          The Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting appearing in Item 8 of this Annual Report on Form 10-K is herein incorporated by reference.

          Changes in Internal Controls Over Financial Reporting

          During the last fiscal quarter, there were no significant changes in Spartan Stores' internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal controls over financial reporting.

Item 9B.	Other Information

          None.

PART III
Item 10.	Directors and Executive Officers of the Registrant

          The information required by this item is incorporated herein by reference from the sections entitled "The Board of Directors," "Spartan Stores' Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2005.
Item 11.	Executive Compensation

          The information required by this item is incorporated herein by reference from the sections entitled "Executive Compensation" and "Compensation of Directors" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2005.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is incorporated herein by reference from the sections entitled "Ownership of Spartan Stores Stock" and the table captioned "Equity Compensation Plans" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2005.
Item 13.	Certain Relationships and Related Transactions

          The information required by this item is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2005.
Item 14.	Principal Accountant Fees and Services

          The information required by this item is incorporated herein by reference from the section entitled "Independent Auditors" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2005.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.
Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated May 3, 2005

Consolidated Balance Sheets at March 26, 2005 and March 27, 2004

Consolidated Statements of Operations for each of the three years in the period ended March 26, 2005

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 26, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended March 26, 2005

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

10.12

Loan Agreement dated December 23, 2003, between Spartan Stores, Inc. and Kimco Central Spartan LLC, and related letter agreement dated December 23, 2003, between Spartan Stores, Inc. and Kimco Central Spartan LLC. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended January 3, 2004. Here incorporated by reference.

10.13*

Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference.

10.14*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference.

10.15*	Supplemental Savings Plan for Directors. Previously filed as an exhibit to Spartan Stores' Form S-8 registration statement, filed December 5, 2003. Here incorporated by reference.

10.16

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
SPARTAN STORES, INC. (Registrant)

Date:	May 23, 2005	By	/s/ Craig C. Sturken Craig C. Sturken Chairman, President and Chief Executive Officer (Principal Executive Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.
May 23, 2005	By	/s/ M. Shân Atkins* M. Shân Atkins Director

May 23, 2005	By	Dr. Frank M. Gambino Director

May 23, 2005	By	/s/ Gregory P. Josefowicz* Gregory P. Josefowicz Director

May 23, 2005	By	/s/ Elizabeth A. Nickels* Elizabeth A. Nickels Director

May 23, 2005	By	/s/ Timothy J. O'Donovan* Timothy J. O'Donovan Director

May 23, 2005	By	/s/ Kenneth T. Stevens* Kenneth T. Stevens Director

May 23, 2005	By	/s/ Craig C. Sturken Craig C. Sturken Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

May 23, 2005	By	/s/ James F. Wright* James F. Wright Director

May 23, 2005	By	/s/ David M. Staples David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

May 23, 2005	*By	/s/ Craig C. Sturken Craig C. Sturken Attorney-in-Fact

SCHEDULE II

SPARTAN STORES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	DEDUCTIONS (B)	BALANCE AT END OF YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended 3/29/03	$4,131	$6,502	$4,284	$6,349

Year ended 3/27/04	$6,349	$2,090	$3,671	$4,768

Year ended 3/26/05	$4,768	$376	$1,743	$3,401

INSURANCE RESERVES:

Year ended 3/29/03	$17,263	$5,528	$8,008	$14,783

Year ended 3/27/04	$14,783	$5,062	$7,007	$12,838

Year ended 3/26/05	$12,838	$3,565	$5,151	$11,252

(A)	Bad debt expense of $27, $919 and $2,699 and insurance expense of $0, $0 and $762 is recorded in discontinued operations in fiscal 2005, 2004 and fiscal 2003, respectively.
(B)	Represents the write-off of uncollectible accounts as it relates to the allowance for doubtful accounts and payments made as it relates to insurance reserves.

EXHIBIT INDEX
Exhibit Number	Document

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

10.12

Loan Agreement dated December 23, 2003, between Spartan Stores, Inc. and Kimco Central Spartan LLC, and related letter agreement dated December 23, 2003, between Spartan Stores, Inc. and Kimco Central Spartan LLC. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended January 3, 2004. Here incorporated by reference.

10.13*

Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference.

10.14*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference.

Exhibit Number	Document

10.15*	Supplemental Savings Plan for Directors. Previously filed as an exhibit to Spartan Stores' Form S-8 registration statement, filed December 5, 2003. Here incorporated by reference.

10.16

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