Form 10-Q
period 2005-06-18
SPARTAN STORES INC
filed 2005-07-22
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 18, 2005.

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

As of July 15, 2005 the registrant had 20,810,303 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

          The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans," "believes," "estimates," "intends," is "optimistic" or "confident" that a particular occurrence "will," "may," "could," "should" or "will likely" result or that a particular event "will," "may," "could," "should" or "will likely" occur in the future, that the "outlook" or "trend" is toward a particular result or occurrence, or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 2 of this Form 10-Q, are inherently forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 26, 2005 and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to strengthen our retail-store performance; sustain sales growth; increase gross margin; maintain and improve customer and supplier relationships; reduce operating costs; sell on favorable terms assets classified as held for sale; generate cash; continue to meet the terms of our debt covenants; and implement the other programs, plans, strategies, objectives, goals or expectations described in this Quarterly Report will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

          Anticipated future sales are subject to competitive pressures from many sources. Our Retail and Grocery Distribution businesses compete with many warehouse discount stores, supermarkets, supercenters, pharmacies and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, our ability to retain and add to the retail stores to whom we distribute, competitive pressures in the retail industry generally and our geographic markets specifically and our ability to successfully implement effective new marketing and merchandising programs. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

          Our operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor shortages, stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as we anticipate. Acts of terrorism or war have in the past and may in the future result in considerable economic and political uncertainties that could have adverse effects on consumer buying behavior, fuel costs, shipping and transportation, product imports and other factors affecting our company and the grocery industry generally. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	June 18, 2005	March 26, 2005

Current assets
Cash and cash equivalents	$13,367	$14,880
Accounts receivable, net	45,785	43,445
Inventories, net	93,150	95,988
Prepaid expenses and other current assets	6,411	7,884
Deferred taxes on income	5,384	5,396
Property and equipment held for sale	5,566	3,855
Total current assets	169,663	171,448

Other assets
Goodwill	72,315	72,315
Deferred taxes on income	17,489	18,680
Other, net	12,407	13,135
Total other assets	102,211	104,130

Property and equipment, net	105,528	108,879

Total assets	$377,402	$384,457

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$87,264	$82,391
Accrued payroll and benefits	23,084	30,775
Insurance reserves	5,371	5,371
Other accrued expenses	21,547	19,805
Current maturities of long-term debt	2,817	2,848
Total current liabilities	140,083	141,190

Other long-term liabilities	15,960	16,814
Postretirement benefits	9,663	9,097
Long-term debt	83,321	91,946

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 20,801 and 20,524 shares outstanding	121,254	118,144
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Deferred stock-based compensation	(3,516)	(719)
Accumulated other comprehensive loss	(203)	(203)
Retained earnings	10,840	8,188
Total shareholders' equity	128,375	125,410

Total liabilities and shareholders' equity	$377,402	$384,457

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	12 Weeks Ended
	June 18, 2005	June 19, 2004

Net sales	$459,320	$474,325
Cost of goods sold	373,513	388,425
Gross margin	85,807	85,900

Selling, general and administrative expenses	79,809	81,023

Operating earnings	5,998	4,877

Other income and expenses:
Interest expense	1,769	2,292
Interest income	(56)	(47)
Other, net	4	18
Total other income and expenses	1,717	2,263

Earnings before income taxes and discontinued operations
	4,281	2,614
Income taxes	1,466	915
Earnings from continuing operations	2,815	1,699

Loss from discontinued operations, net of taxes
	(163)	(146)
Net earnings	$2,652	$1,553

Basic earnings per share:
Earnings from continuing operations	$.14	$0.08
Loss from discontinued operations	(.01)	(0.00)
Net earnings	$.13	$0.08

Diluted earnings per share:
Earnings from continuing operations	$.13	$0.08
Loss from discontinued operations	(.01)	(0.00)
Net earnings	$.12	$0.08

Weighted average shares
Basic	20,636	20,253
Diluted	21,252	20,468

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total

Balance - March 28, 2004	20,092	$116,666	$(179)	$(182)	$(10,638)	$105,667

Comprehensive income, net of tax:
Net earnings for fiscal 2005	-	-	-	-	18,826	18,826
Minimum pension liability adjustment	-	-	-	(21)	-	(21)
Total comprehensive income	-	-	-	-	-	18,805

Issuances of common stock	209	748	-	-	-	748
Issuances of restricted stock	248	811	(811)	-	-	-
Cancellations of restricted stock	(25)	(81)	81	-	-	-
Amortization of restricted stock	-	-	190	-	-	190

Balance - March 26, 2005	20,524	118,144	(719)	(203)	8,188	125,410

Comprehensive income, net of tax-
Net earnings for fiscal 2006	-	-	-	-	2,652	2,652

Issuances of common stock	27	218	-	-	-	218
Issuances of restricted stock	252	2,900	(2,900)	-	-	-
Cancellations of restricted stock	(2)	(8)	8	-	-	-
Amortization of restricted stock	-	-	95	-	-	95

Balance - June 18, 2005	20,801	$121,254	$(3,516)	$(203)	$10,840	$128,375

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	12 Weeks Ended
	June 18, 2005	June 19, 2004
Cash flows from operating activities
Net earnings	$2,652	$1,553
Loss from discontinued operations	163	146
Earnings from continuing operations	2,815	1,699
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	5,218	5,679
Postretirement benefits	566	549
Deferred taxes on income	1,196	839
Other	496	-
Change in operating assets and liabilities:
Accounts receivable	(2,382)	(2,910)
Inventories	2,838	5,377
Prepaid expenses and other assets	1,377	(1,172)
Accounts payable	5,090	15,017
Accrued payroll and benefits	(7,630)	(3,696)
Insurance reserves	(115)	(155)
Other accrued expenses and other liabilities	1,637	1,786
Net cash provided by operating activities	11,106	23,013

Cash flows from investing activities
Purchases of property and equipment	(3,487)	(4,517)
Net proceeds from the sale of assets	-	67
Other	302	104
Net cash used in investing activities	(3,185)	(4,346)

Cash flows from financing activities
Net payments on revolver	(8,268)	(17,871)
Repayment of long-term debt	(369)	(825)
Proceeds from sale of common stock	218	460
Net cash used in financing activities	(8,419)	(18,236)

Discontinued operations:
Net cash used in discontinued operations	(1,015)	(1,033)

Net decrease in cash and cash equivalents	(1,513)	(602)
Cash and cash equivalents at beginning of period	14,880	12,838
Cash and cash equivalents at end of period	$13,367	$12,236

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

In the opinion of management, the accompanying consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of June 18, 2005 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Stock-Based Compensation
Spartan Stores has a stock incentive plan, which is more fully described in Note 10 of the 2005 Annual Report on Form 10-K. Spartan Stores accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in the Consolidated Statements of Earnings for stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if Spartan Stores had applied the fair value recognition principles of Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation," to stock options granted to employees:

(In thousands, except per share data)
	12 Weeks Ended
	June 18, 2005	June 19, 2004

Net earnings, as reported	$2,652	$1,553
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(80)	(92)

Pro forma net earnings	$2,572	$1,461

Basic earnings per share - as reported	$0.13	$0.08
Basic earnings per share - pro forma	0.12	0.07

Diluted earnings per share - as reported	$0.12	$0.08
Diluted earnings per share - pro forma	0.12	0.07

Reclassifications
Certain reclassifications have been made to the fiscal 2005 consolidated financial statements to conform to the fiscal 2006 presentation.

Note 2
New Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, and supercedes APB Opinion No. 25. This Statement becomes effective for Spartan Stores at the beginning of fiscal 2007. Spartan Stores expects that the impact of adopting SFAS No. 123(R) will be consistent with the pro forma expense that has been previously disclosed, adjusted for future grants, cancellations and exercises of stock options in accordance with the Statement.

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

Discontinued operations had no sales during the quarters ended June 18, 2005 and June 19, 2004. The operating losses of $.2 million for 2005 and 2004 were partially offset by an income tax benefit of $.1 million in 2005 and 2004.

Total assets of discontinued operations decreased from $6.1 million at March 26, 2005 to $6.0 million at June 18, 2005. Total liabilities of discontinued operations decreased from $14.4 million at March 26, 2005 to $14.0 million at June 18, 2005.

Note 4
Exit Costs

The following table provides the activity of exit costs for fiscal year 2005 and the first quarter of fiscal 2006. Exit costs recorded in the Consolidated Balance Sheets are included in Other accrued expenses in current liabilities and Other long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
	Lease and Ancillary Costs

Balance at March 28, 2004	$18,338
Provision for lease and related ancillary costs, net of estimated sublease recoveries	1,400	(a)
Provision for pension withdrawal liability	1,700	(b)
Payments, net of interest accretion	(5,918)
Balance at March 26, 2005	$15,520
Payments, net of interest accretion	(653)
Balance at June 18, 2005	$14,867

(a) Recorded in discontinued operations.
(b) Represents a pension withdrawal liability from a multi-employer pension plan affiliated with the former discontinued Food Town supermarkets. The liability is being paid over seven years. Charge was recorded in discontinued operations.

Note 5
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the first quarters of fiscal 2006 and 2005:

(In thousands)
	Pension Benefits		SERP Benefits		Postretirement Benefits
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
Service cost	$753	$797	$4	$5	$53	$57
Interest cost	577	651	8	8	96	97
Expected return on plan assets	(723)	(859)	-	-	-	-
Net amortization and deferral	(98)	(137)	4	3	(5)	(7)
Net periodic benefit cost	$509	$452	$16	$16	$144	$147

Spartan Stores expects to contribute $3.2 million to its defined benefit plans in fiscal 2006 to meet the minimum funding requirements. No amounts have been contributed as of June 18, 2005. In fiscal 2005, Spartan Stores contributed $.8 million to its defined benefit plans.

Note 6
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $2.9 million.

Note 7
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Grocery Distribution	Retail	Total
12 Weeks Ended June 18, 2005
Net sales	$256,717	$202,603	$459,320
Depreciation and amortization	2,004	2,873	4,877
Operating earnings	3,482	2,516	5,998
Capital expenditures	2,101	1,386	3,487
12 Weeks Ended June 19, 2004
Net sales	$260,814	$213,511	$474,325
Depreciation and amortization	1,944	3,278	5,222
Operating earnings	4,739	138	4,877
Capital expenditures	2,133	2,384	4,517

	June 18, 2005	March 26, 2005
Total assets
Grocery Distribution	$187,088	$191,086
Retail	184,330	187,301
Discontinued operations	5,984	6,070
Total	$377,402	$384,457

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Ohio.

          We currently operate two reportable business segments: Grocery Distribution and Retail. Our Grocery Distribution segment provides a full line of grocery, general merchandise, frozen and perishable items to over 300 independently owned grocery stores and 73 corporate owned stores. Our Retail segment operates 54 retail supermarkets in Michigan under the banners Family Fare Supermarkets and Glen's Markets, 19 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm, and 3 fuel centers under the banners Family Fare Quick Stop and Glen's Quick Stop. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores. Our deep-discount food and drug stores offer a unique combination of full-service pharmacy, general merchandise products and basic food offerings.

          Our Grocery Distribution and Retail segments' sales and operating performance vary with seasonality. Our first and fourth quarters are typically our slowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected based on the timing of the Easter holiday, which is a strong sales week. All quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. Most of our northern Michigan stores are dependent on tourism and, therefore, most affected by seasons and weather patterns, including, but not limited to, the temperature and rainfall during the summer months and to a lesser extent snowfall during the winter months.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales		Percentage Change
	June 18, 2005	June 19, 2004	Fiscal 2006 / Fiscal 2005
Net sales	100.0	100.0	(3.2)
Gross margin	18.7	18.1	(.1)
Selling, general and administrative expenses	17.4	17.1	(1.5)
Operating earnings	1.3	1.0	23.0
Other income and expenses	0.4	0.5	(24.1)
Earnings before income taxes and discontinued operations	0.9	0.5	63.8
Income taxes	0.3	0.2	60.2
Earnings from continuing operations	0.6	0.3	65.7
Loss from discontinued operations	(0.0)	(0.0)	11.6
Net earnings	0.6	0.3	70.8

          Net Sales - Net sales for the quarter ended June 18, 2005 ("first quarter") decreased $15.0 million, or 3.2 percent, from $474.3 million in the quarter ended June 19, 2004 ("prior year first quarter") to $459.3 million.

          Net sales for the first quarter in our Grocery Distribution segment decreased $4.1 million, or 1.6 percent, from $260.8 million in the prior year first quarter to $256.7 million. The transition of two customers to new suppliers in the prior year second quarter resulted in a sales decrease of approximately $5.0 million and the Easter holiday shift reduced sales by approximately $3.0 million. Partially offsetting these decreases were general sales increases to new and existing customers.

          Net sales for the first quarter in our Retail segment decreased $10.9 million, or 5.1 percent, from $213.5 million in the prior year first quarter to $202.6 million. The decrease was primarily due to competitive supercenter openings ($7.0 million), the sale of a single store joint venture in the third quarter of fiscal 2005 and the closure of one The Pharm retail store ($6.0 million) and the shift in the Easter holiday from the first quarter to the fourth quarter of fiscal 2005 ($3.0 million). Excluding the shift in the Easter holiday sales, comparable store sales at supermarkets declined 0.5 percent during the first quarter, while comparable store sales at our The Pharm deep-discount food and drug stores declined 5.0 percent. Excluding the Easter holiday shift, comparable store sales at supermarkets not affected by competitive openings increased 3.3 percent. Sales from a fuel center contributed 0.6 percent to the increase. Total retail comparable store sales decreased 2.8 percent with the Easter shift resulting in a decrease in comparable sales of 1.4 percent, while fuel center sales increased comparable store sales 1.0 percent.

          Gross Margin - Gross margin represents sales less cost of sales, which include purchase costs and vendor allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs, such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

          Gross margin for the first quarter was relatively flat at $85.8 million. As a percent of net sales, gross margin for the first quarter increased to 18.7 percent from 18.1 percent. The gross margin rate improvement was primarily due to an improvement in inventory shrink at the Retail segment. This improvement was enabled by the retail inventory stock ledger and margin management tools put in place at the beginning of fiscal 2005 coupled with a focus on improving shrink throughout the operations.

          Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses for the first quarter decreased $1.2 million, or 1.5 percent, from $81.0 million in the prior year first quarter to $79.8 million. As a percent of net sales, SG&A for the first quarter was 17.4 percent versus 17.1 percent in the prior year quarter. The decrease in SG&A is primarily due to improvements in store labor efficiency resulting in a decrease in store labor expense of $1.9 million (including the divestiture of the retail store joint venture in the third quarter of fiscal 2005 of $.6 million). The store labor improvements were partially offset by asset impairment charges of $.4 million.

          Interest Expense - Interest expense for the first quarter decreased $.5 million, or 22.8 percent, from $2.3 million in the prior year first quarter to $1.8 million. The decrease in interest expense is primarily due to lower total average borrowings and lower interest rates. Total average borrowings for the first quarter decreased $29.7 million from $119.9 million in the prior year first quarter to $90.2 million as a result of debt repayments resulting primarily from cash flow from operations.

Discontinued Operations

          Our former convenience distribution operations, insurance operations and certain of our retail, grocery distribution and real estate operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

          Discontinued operations had no sales during the quarters ended June 18, 2005 and June 19, 2004. The operating losses of $.2 million for 2005 and 2004 were partially offset by an income tax benefit of $.1 million in 2005 and 2004.

          Total assets of discontinued operations decreased from $6.1 million at March 26, 2005 to $6.0 million at June 18, 2005. Total liabilities of discontinued operations decreased from $14.4 million at March 26, 2005 to $14.0 million at June 18, 2005.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the first quarter and prior year first quarter:

(In thousands)
	June 18, 2005	June 19, 2004
Net cash provided by operating activities	$11,106	$23,013
Net cash used in investing activities	(3,185)	(4,346)
Net cash used in financing activities	(8,419)	(18,236)
Net cash used in discontinued operations	(1,015)	(1,033)

Net decrease in cash and cash equivalents	(1,513)	(602)
Cash and cash equivalents at beginning of year	14,880	12,838
Cash and cash equivalents at end of year	$13,367	$12,236

          Net cash provided by operating activities during the first quarter were less than the prior year primarily due to the significant net change in our investment in working capital due to the timing and composition of trade payables during the prior year first quarter.

          Net cash used in investing activities decreased during the first quarter primarily due to decreased capital expenditure activity. Our Grocery Distribution and Retail segments utilized 60% and 40%, respectively, of our capital expenditure dollars. Expenditures were used for new equipment, software and store remodels and refurbishments. Under the terms of our senior secured revolving credit facility and our supplemental secured credit facility ("credit facilities"), should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. We expect capital expenditures to approximate $27 million to $29 million for fiscal 2006 which would be within these restrictions. We are not currently limited by these restrictions.

          Net cash used in financing activities includes cash paid and received from our long-term borrowings. Our current maturities of long-term debt at June 18, 2005 are $2.8 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash used in discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the payment of store exit cost reserves and the payment of severance and related benefit accruals of employees that previously worked for discontinued operations. We expect the cash usage of our discontinued operations will be approximately $3.0 million in fiscal 2006 for the payment of store exit costs and other liabilities.

          Our principal sources of liquidity are cash flows generated from operations and our amended $215.0 million credit facility. The credit facility matures December 2008, and is secured by substantially all of our assets. We had available borrowings of $83.5 million at June 18, 2005 and maximum availability of $93.5 million, which exceeds the minimum excess availability levels, as defined in the credit agreements. We believe that cash generated from operating activities and available borrowings under the credit facilities are sufficient to support current operations.

          Our current ratio was 1.21:1.00 at June 18, 2005 and March 26, 2005 and our investment in working capital decreased slightly to $29.6 million at June 18, 2005 from $30.3 million at March 26, 2005.

          Our debt to total capital ratio at June 18, 2005 was .40:1.00 versus .43:1.00 at March 26, 2005. This improvement was primarily due to reducing long-term debt by $8.7 million and the first quarter net earnings of $2.7 million.

          For information on contractual obligations, see our 2005 Annual Report on Form 10-K. At June 18, 2005, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

New Accounting Standards

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, and supercedes APB Opinion No. 25. This Statement becomes effective for Spartan Stores at the beginning of fiscal 2007. We expect that the impact of adopting the SFAS No. 123(R) will be consistent with the pro forma expense that has been previously disclosed, adjusted for future grants, cancellations and exercises of stock options in accordance with the Statement.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, exit costs, retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our 2005 Annual Report on Form 10-K.
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

10.1

Spartan Stores Form 8-K/A dated May 11, 2005, and the forms of Stock Option Grant to officers, Restricted Stock Award to officers and Restricted Stock Award to outside directors filed as Exhibits 10.1, 10.2 and 10.3 to that report are here incorporated by reference.

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
SPARTAN STORES, INC. (Registrant)

Date: July 22, 2005	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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

10.1

Spartan Stores Form 8-K/A dated May 11, 2005, and the forms of Stock Option Grant to officers, Restricted Stock Award to officers and Restricted Stock Award to outside directors filed as Exhibits 10.1, 10.2 and 10.3 to that report are here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.