Form 10-Q
period 2005-09-10
SPARTAN STORES INC
filed 2005-10-14
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 10, 2005.

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
Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act)
Yes	No X

As of October 7, 2005 the registrant had 20,814,593 outstanding shares of Common Stock, no par value.

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

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 26, 2005 and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to strengthen our retail-store performance; maintain or grow sales; maintain or increase gross margin; maintain and improve customer and supplier relationships; successfully realize expected benefits of new relationships; realize growth opportunities; expand our customer base; anticipate and successfully respond to openings of competitors'; reduce operating costs; sell on favorable terms assets classified as held for sale; generate cash; continue to meet the terms of our debt covenants; and implement the other programs, plans, strategies, objectives, goals or expectations described in this Quarterly Report, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

          Anticipated future sales are subject to competitive pressures from many sources. Our Grocery Distribution and Retail businesses compete with many supercenters, warehouse discount stores, supermarkets, pharmacies and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, our ability to retain and add to the retail stores to whom we distribute, competitive pressures in the retail industry generally and our geographic markets specifically and our ability to implement effective new marketing and merchandising programs. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

          Our operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor shortages, stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions and contributions of other employers who participate in multi-employer plans to which we contribute. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as we anticipate. Acts of terrorism or war have in the past and may in the future result in considerable economic and political uncertainties that could have adverse effects on consumer buying behavior, fuel costs, shipping and transportation, product imports and other factors affecting our company and the grocery industry generally. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates.

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

          This section is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Other risk factors exist and new risk factors may emerge at any time. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of future results. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this Quarterly Report.

PART I
FINANCIAL INFORMATION
ITEM 1.	Financial Statements

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	September 10, 2005	March 26, 2005

Current assets
Cash and cash equivalents	$13,494	$14,880
Accounts receivable, net	42,468	43,445
Inventories, net	98,544	95,988
Prepaid expenses and other current assets	6,437	7,884
Deferred taxes on income	5,158	5,396
Property and equipment held for sale	5,566	3,855
Total current assets	171,667	171,448

Other assets
Goodwill	72,465	72,315
Deferred taxes on income	14,092	18,680
Other, net	13,175	13,135
Total other assets	99,732	104,130

Property and equipment, net	106,702	108,879

Total assets	$378,101	$384,457

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$88,687	$82,391
Accrued payroll and benefits	24,212	30,775
Other accrued expenses	24,990	25,176
Current maturities of long-term debt	1,624	2,848
Total current liabilities	139,513	141,190

Other long-term liabilities	13,315	16,814
Postretirement benefits	9,773	9,097
Long-term debt	79,914	91,946

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 20,812 and 20,524 shares outstanding	121,501	118,144
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Deferred stock-based compensation	(3,405)	(719)
Accumulated other comprehensive loss	(203)	(203)
Retained Earnings	17,693	8,188
Total shareholders' equity	135,586	125,410

Total liabilities and shareholders' equity	$378,101	$384,457

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	12 Weeks Ended		24 Weeks Ended
	September 10, 2005	September 11, 2004	September 10, 2005	September 11, 2004

Net sales	$485,541	$486,701	$944,861	$961,026
Cost of sales	391,995	391,610	765,508	780,035
Gross margin	93,546	95,091	179,353	180,991

Selling, general and administrative expenses	81,303	81,845	161,112	162,868

Operating earnings	12,243	13,246	18,241	18,123

Other income and expenses
Interest expense	1,763	2,277	3,532	4,569
Other, net	(3)	58	(55)	29
Total other income and expenses	1,760	2,335	3,477	4,598

Earnings before income taxes and discontinued operations	10,483	10,911	14,764	13,525
Income taxes	3,415	3,817	4,881	4,732
Earnings from continuing operations	7,068	7,094	9,883	8,793
Loss from discontinued operations, net of taxes	(215)	(143)	(378)	(289)
Net earnings	$6,853	$6,951	$9,505	$8,504

Basic earnings per share:
Earnings from continuing operations	$0.34	$0.35	$0.48	$0.43
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Net earnings	$0.33	$0.34	$0.46	$0.42

Diluted earnings per share:
Earnings from continuing operations	$0.33	$0.35	$0.47	$0.42
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Net earnings	$0.32	$0.34	$0.45	$0.41

Weighted average shares outstanding:
Basic	20,808	20,468	20,722	20,361
Diluted	21,437	20,694	21,338	20,572

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total

Balance - March 27, 2005	20,524	$118,144	$(719)	$(203)	$8,188	$125,410

Comprehensive income, net of tax:
Net earnings for fiscal 2006	-	-	-	-	9,505	9,505

Issuances of common stock	38	305	-	-	-	305
Issuances of restricted stock	252	3,060	(3,060)	-	-	-
Cancellations of restricted stock	(2)	(8)	8	-	-	-
Amortization of restricted stock	-	-	366	-	-	366

Balance - September 10, 2005	20,812	$121,501	$(3,405)	$(203)	$17,693	$135,586

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	24 Weeks Ended
	September 10, 2005	September 11, 2004
Cash flows from operating activities
Net earnings	$9,505	$8,504
Loss from discontinued operations	378	289
Earnings from continuing operations	9,883	8,793
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	10,154	10,846
Postretirement benefits	676	1,045
Deferred taxes on income	4,786	4,559
Restricted stock amortization	366	76
Other	440	78
Changes in operating assets and liabilities:
Accounts receivable	951	(3,130)
Inventories	(2,556)	5,085
Prepaid expenses and other assets	(21)	2,601
Accounts payable	5,072	6,656
Accrued payroll and benefits	(6,379)	(1,575)
Other accrued expenses and other liabilities	(997)	(2,256)
Net cash provided by operating activities	22,375	32,778

Cash flows from investing activities
Purchases of property and equipment	(9,151)	(8,210)
Net proceeds from the sale of assets	10	89
Other	384	288
Net cash used in investing activities	(8,757)	(7,833)

Cash flows from financing activities
Net payments on revolver	(11,301)	(20,733)
Repayment of long-term debt	(1,446)	(1,607)
Proceeds from sale of common stock	305	562
Net cash used in financing activities	(12,442)	(21,778)

Discontinued operations:
Net cash used in discontinued operations	(2,562)	(2,555)

Net (decrease) increase in cash and cash equivalents	(1,386)	612
Cash and cash equivalents at beginning of period	14,880	12,838
Cash and cash equivalents at end of period	$13,494	$13,450

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

In the opinion of management, the accompanying consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of September 10, 2005 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Stock-Based Compensation
Spartan Stores has a stock incentive plan, which is more fully described in Note 10 of the 2005 Annual Report on Form 10-K. Spartan Stores accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost for stock options is reflected in the Consolidated Statements of Earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if Spartan Stores had applied the fair value recognition principles of Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation," to stock options granted to employees:

(In thousands, except per share data)
	12 Weeks Ended
	September 10, 2005	September 11, 2004

Net earnings, as reported	$6,853	$6,951
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(89)	(71)

Pro forma net earnings	$6,764	$6,880

Basic earnings per share - as reported	$0.33	$0.34
Basic earnings per share - pro forma	0.33	0.34

Diluted earnings per share - as reported	$0.32	$0.34
Diluted earnings per share - pro forma	0.32	0.33

	24 Weeks Ended
	September 10, 2005	September 11, 2004

Net earnings, as reported	$9,505	$8,504
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(169)	(163)

Pro forma net earnings	$9,336	$8,341

Basic earnings per share - as reported	$0.46	$0.42
Basic earnings per share - pro forma	0.45	0.41

Diluted earnings per share - as reported	$0.45	$0.41
Diluted earnings per share - pro forma	0.44	0.41

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

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). EITF 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for Spartan Stores' fiscal quarter beginning September 11, 2005. The impact of EITF 05-6 is not expected to have a material effect on Spartan Stores' consolidated financial statements.

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

Discontinued operations had no sales during the second quarter and year-to-date periods ended September 10, 2005 and September 11, 2004. The operating losses in discontinued operations for the second quarters ended September 10, 2005 and September 11, 2004 of $0.3 million and $0.2 million were partially offset by income tax benefits of $0.1 million for both periods. The operating losses in discontinued operations for the year-to-date periods ended September 10, 2005 and September 11, 2004 of $0.6 million and $0.5 million were partially offset by income tax benefits of $0.2 million for both periods.

Total assets of discontinued operations decreased from $6.1 million at March 26, 2005 to $5.9 million at September 10, 2005. Total liabilities of discontinued operations decreased from $14.4 million at March 26, 2005 to $12.2 million at September 10, 2005.

Spartan Stores anticipates that it will be subject to a partial withdrawal liability from a multi-employer pension plan related to the 2003 closures of certain of its discontinued Food Town stores when a final determination is made after June 30, 2006. Recent estimates provided by the trustees of the multi-employer pension plan indicate that there will be an underfunded liability which we believe to have resulted from a change in actuarial assumptions, investment performance, other employers' withdrawals, or a combination of these factors, occurring subsequent to the closure of these stores. Spartan Stores intends to challenge such a determination prior to settling the partial withdrawal liability when assessed after June 2006. At this time the amount of the liability is not reasonably estimable, however, Spartan Stores does not expect it will exceed $2.0 million. No provision for this potential liability has been included in the accompanying consolidated financial statements due to the inability to reasonably estimate the amount.

Note 4
Exit Costs

The following table provides the activity of exit costs for fiscal year 2005 and the twenty-four weeks ended September 10, 2005. Exit costs recorded in the Consolidated Balance Sheets are included in Other accrued expenses in current liabilities and Other long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
Lease and Ancillary Costs

Balance at March 27, 2005	$15,520
Provision for lease and related ancillary costs, net of estimated sublease recoveries	189
Payments, net of interest accretion	(1,833)
Balance at September 10, 2005	$13,876

Note 5
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the second quarter and year-to-date periods ended September 10, 2005 and September 11, 2004:

(In thousands)
12 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 10, 2005	Sept. 11, 2004	Sept. 10, 2005	Sept. 11, 2004	Sept. 10, 2005	Sept. 11, 2004
Service cost	$753	$1,047	$4	$5	$53	$57
Interest cost	577	651	8	9	96	97
Expected return on plan assets	(723)	(859)	-	-	-	-
Net amortization and deferral	(98)	(137)	4	3	(5)	(7)
	-	-	-	-	-	-
Net periodic benefit cost	$509	$702	$16	$17	$144	$147

(In thousands)
24 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 10, 2005	Sept. 11, 2004	Sept. 10, 2005	Sept. 11, 2004	Sept. 10, 2005	Sept. 11, 2004
Service cost	$1,506	$1,844	$8	$10	$106	$114
Interest cost	1,154	1,302	16	17	192	194
Expected return on plan assets	(1,446)	(1,718)	-	-	-	-
Net amortization and deferral	(196)	(274)	8	6	(10)	(14)
	-	-	-	-	-	-
Net periodic benefit cost	$1,018	$1,154	$32	$33	$288	$294

Spartan Stores expects to contribute $3.2 million to its defined benefit plans in fiscal 2006 to meet the minimum funding requirements. As of September 10, 2005 $.5 million has been contributed. In fiscal 2005, Spartan Stores contributed $.8 million to its defined benefit plans.

Note 6
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $3.1 million for the year-to-date period ended September 10, 2005 of which $.2 million has been amortized to compensation expense. The remaining balance of $2.9 million is included in deferred stock-based compensation in the Statement of Shareholders' Equity and will be amortized to expense over the vesting term.

Note 7
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Grocery Distribution	Retail	Total
12 Weeks Ended September 10, 2005
Net sales	$263,670	$221,871	$485,541
Depreciation and amortization	1,910	2,682	4,592
Operating earnings	5,694	6,549	12,243
Capital expenditures	2,231	3,433	5,664
12 Weeks Ended September 11, 2004
Net sales	$254,512	$232,189	$486,701
Depreciation and amortization	1,932	2,779	4,711
Operating earnings	6,444	6,802	13,246
Capital expenditures	1,151	2,542	3,693

24 Weeks Ended September 10, 2005
Net sales	$520,387	$424,474	$944,861
Depreciation and amortization	3,914	5,555	9,469
Operating earnings	9,176	9,065	18,241
Capital expenditures	4,332	4,819	9,151
24 Weeks Ended September 11, 2004
Net sales	$515,326	$445,700	$961,026
Depreciation and amortization	3,876	6,057	9,933
Operating earnings	11,183	6,940	18,123
Capital expenditures	3,284	4,926	8,210

	September 10, 2005	March 26, 2005
Total assets
Grocery Distribution	$188,438	$191,086
Retail	183,724	187,301
Discontinued operations	5,939	6,070
Total	$378,101	$384,457

Note 8
Subsequent Event

On September 16, 2005, Spartan Stores sold a vacant parcel of land for $2.3 million resulting in a pre-tax gain on sale of approximately $1.4 million. The gain will be recorded in other income in the third quarter of Fiscal 2006.

In December 2004, Spartan Stores began a process of exploring strategic alternatives including mergers, acquisitions, or sale of the company. In February 2005, Spartan Stores retained the services of an investment banking firm to assist with this process. On September 30, 2005, the Board of Directors decided that the best course of action, at this time, is to continue its present strategic course including improving category management, new store construction or expansions, new fuel centers and pharmacies, expanding its distribution customer base and pursuing opportunistic retail acquisitions of existing distribution customer stores and other operators that fill in the company's geographic markets. In the second quarter of fiscal 2006, expenses of approximately $.6 million were incurred for advisory fees related to the evaluation of strategic alternatives. An additional $.3 million to $.5 million for residual advisory fees is expected to be recorded in Selling, general and administrative expenses in the third quarter of Fiscal 2006.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Ohio.

          We currently operate two reportable business segments: Grocery Distribution and Retail. Our Grocery Distribution segment provides a full line of grocery, general merchandise, frozen and perishable items to over 350 independently owned grocery stores and 73 corporate owned stores. Our Retail segment operates 54 retail supermarkets in Michigan under the banners Family Fare Supermarkets and Glen's Markets, 19 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm, and 3 fuel centers under the banners Family Fare Quick Stop and Glen's Quick Stop. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores. Our deep-discount food and drug stores offer a unique combination of full-service pharmacy, general merchandise products and basic food offerings.

          Our sales and operating performance vary with seasonality. Our first and fourth quarters are typically our slowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected based on the timing of the Easter holiday, which is a strong sales week. All quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. Most of our northern Michigan stores are dependent on tourism and, therefore, most affected by seasons and weather patterns, including, but not limited to, the temperature and rainfall during the summer months and to a lesser extent snowfall during the winter months.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		24 Weeks Ended		12 Weeks Ended	24 Weeks Ended
	Sept. 10, 2005	Sept. 11, 2004	Sept. 10, 2005	Sept. 11, 2004	Sept. 10, 2005	Sept. 10, 2005
Net sales	100.0	100.0	100.0	100.0	(0.2)	(1.7)
Gross margin	19.3	19.5	19.0	18.8	(1.6)	(0.9)
Selling, general and administrative	16.7	16.8	17.1	16.9	(0.7)	(1.1)
Operating earnings	2.6	2.7	1.9	1.9	(7.6)	0.7
Other income and expenses	0.4	0.5	0.4	0.5	(24.6)	(24.4)
Earnings before income taxes and discontinued operations	2.2	2.2	1.5	1.4	(3.9)	9.2
Income taxes	0.7	0.8	0.5	0.5	(10.5)	3.1
Earnings from continuing operations	1.5	1.4	1.0	0.9	(0.4)	12.4
Loss from discontinued operations	(0.1)	(0.0)	(0.0)	(0.0)	50.3	30.8
Net earnings	1.4	1.4	1.0	0.9	(1.4)	11.8

          Net Sales - Net sales for the quarter ended September 10, 2005 ("second quarter") decreased $1.2 million, or 0.2 percent, from $486.7 million in the quarter ended September 11, 2004 ("prior year second quarter") to $485.5 million. Net sales for the year-to-date period ended September 10, 2005 ("current year-to-date") decreased $16.2 million, or 1.7 percent, from $961.0 million in the prior year-to-date period ended September 11, 2004 ("prior year-to-date") to $944.9 million.

          Net sales for the second quarter in our Grocery Distribution segment increased $9.2 million, or 3.6 percent, from $254.5 million in the prior year second quarter to $263.7 million. Net sales for the current year-to-date period increased $5.1 million, or 1.0 percent, from $515.3 million in the prior year-to-date period to $520.4 million. The sales increase in the second quarter was primarily due to the addition of two new customers and the expansion of sales to existing customers. These new supply relationships increased the company's distribution base by 27 stores.

          Net sales for the second quarter in our Retail segment decreased $10.3 million, or 4.4 percent, from $232.2 million in the prior year second quarter to $221.9 million. Net sales for the year-to-date period decreased $21.2 million, or 4.8 percent, from $445.7 million in the prior year-to-date period to $424.5 million. The sale of a single store joint venture in the third quarter of fiscal 2005 and the closure of two The Pharm retail stores contributed $7.2 million and $13.7 million to the second quarter and year-to-date decreases, respectively. The remaining decrease is primarily due to competitive supercenter openings. Offsetting these decreases were incremental sales from fuel centers. Comparable store sales at supermarkets declined 2.3 percent during the second quarter, while comparable store sales at our The Pharm deep-discount food and drug stores declined 0.4 percent. Comparable store sales at supermarkets not affected by competitive openings increased 0.6 percent during the second quarter. Total retail comparable store sales declined 2.0 percent in the second quarter, while fuel center sales contributed a positive 1.2 percent to the total. For the current year-to-date period, comparable store sales at supermarkets declined 2.1 percent, while comparable store sales at our The Pharm deep-discount food and drug stores declined 3.6 percent. Comparable store sales at supermarkets not affected by competitive openings increased 1.1 percent during the current year-to-date period. Total retail comparable store sales declined 2.4 percent in the current year-to-date period, while fuel center sales contributed a positive 1.1 percent to the total.

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

          Gross margin for the second quarter decreased $1.6 million, or 1.6 percent, from $95.1 million in the prior year second quarter to $93.5 million. As a percent of net sales, gross margin for the second quarter decreased to 19.3 percent from 19.5 percent. Gross margin for the year-to-date period decreased $1.6 million, or 0.9 percent, from $181.0 million in the prior year-to-date period to $179.4 million. As a percent of net sales, gross margin for the year-to-date period increased to 19.0 percent from 18.8 percent. A greater percentage of consolidated sales being generated from the lower margin Grocery Distribution segment decreased consolidated gross margin by 30 basis points for the second quarter. Partially offsetting this decrease was an improvement of 10 basis points at the Retail segment due to improvement in inventory shrink. On a year-to-date basis, the improvement in inventory shrink at the Retail segment increased gross margin by 30 basis points. The increase in percentage of consolidated sales attributed to the Grocery Distribution segment partially offset the improvement in inventory shrink.

          Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses for the second quarter decreased $0.5 million, or 0.7 percent, from $81.8 million in the prior year second quarter to $81.3 million. As a percent of net sales, SG&A expenses were 16.7% for the current quarter compared to 16.8% in the prior year second quarter. SG&A expenses for the year-to-date period decreased

$1.8 million, or 1.1 percent, from $162.9 million in the prior year-to-date period to $161.1 million. As a percent of net sales, SG&A expenses were 17.1 percent year-to-date versus 16.9 percent for the prior year-to-date period. The decreases in SG&A are primarily due to improvements in store labor efficiency at the Retail segment resulting in a decrease in store labor expense of $1.8 million and $3.7 million for the second quarter and year-to-date period, respectively, (including the effect of the divestiture of the retail store joint venture in the third quarter of fiscal 2005 of $1.1 million and $1.4 million, respectively). The store labor improvements were partially offset by increased compensation and benefit costs, utilities and bank card fees, professional fees of $.6 million related to the evaluation of strategic alternatives and the absence of a distribution customer contract termination payment of $1.3 million received in the prior year.

          Interest Expense - Interest expense for the second quarter decreased $0.5 million, or 22.6 percent, from $2.3 million in the prior year second quarter to $1.8 million. Interest expense for the year-to-date period decreased $1.1 million, or 22.7 percent, from $4.6 million in the prior year second quarter to $3.5 million. The decrease in interest expense is primarily due to lower total average borrowings. Total average borrowings decreased $28.4 million from $114.6 million in the prior year to $86.2 million as a result of debt repayments resulting primarily from cash flow from operations.

          Income Taxes - The effective tax rate for the second quarter and year-to-date period ended September 10, 2005 is 32.6% and 33.1%. The slightly lower rate is due primarily to permanent tax deductions for restricted stock expense being greater than the related expense recorded in the consolidated financial statements.

Discontinued Operations

          Our former convenience distribution operations, insurance operations and certain of our retail, grocery distribution and real estate operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

          Discontinued operations had no sales during the second quarter and year-to-date periods ended September 10, 2005 and September 11, 2004. The operating losses in discontinued operations for the second quarters ended- September 10, 2005 and September 11, 2004 of $0.3 million and $0.2 million were partially offset by income tax benefits of $0.1 million for both periods. The operating losses in discontinued operations for the year-to-date periods ended September 10, 2005 and September 11, 2004 of $0.6 million and $0.5 million were partially offset by income tax benefits of $0.2 million for both periods.

          Total assets of discontinued operations decreased from $6.1 million at March 26, 2005 to $5.9 million at September 10, 2005. Total liabilities of discontinued operations decreased from $14.4 million at March 26, 2005 to $12.2 million at September 10, 2005.

          We anticipate that we will be subject to a partial withdrawal liability from a multi-employer pension plan related to the 2003 closures of certain of our discontinued Food Town stores when a final determination is made after June 30, 2006. Recent estimates provided by the trustees of the multi-employer pension plan indicate that there will be an underfunded liability which we believe to have resulted from a change in actuarial assumptions, investment performance, other employers' withdrawals, or a combination of these factors, occurring subsequent to the closure of these stores. We intend to challenge such a determination prior to settling the partial withdrawal liability when assessed after June 2006. At this time the amount of the liability is not reasonably estimable, however, we do not expect it will exceed $2.0 million. No provision for this potential liability has been included in the accompanying consolidated financial statements due to the inability to reasonably estimate the amount.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)
	September 10, 2005	September 11, 2004
Net cash provided by operating activities	$22,375	$32,778
Net cash used in investing activities	(8,757)	(7,833)
Net cash used in financing activities	(12,442)	(21,778)
Net cash used in discontinued operations	(2,562)	(2,555)

Net (decrease) increase in cash and cash equivalents	(1,386)	612
Cash and cash equivalents at beginning of year	14,880	12,838
Cash and cash equivalents at end of period	$13,494	$13,450

          Net cash provided by operating activities decreased from the prior year-to-date period primarily due to payment of fiscal 2005 bonuses, customer supply fees and an increase in inventory.

          As of September 10, 2005, we have available a Federal income tax net operating loss carryforward of approximately $25.8 million. As a result, no regular Federal income taxes have been paid in Fiscal 2006 nor do we expect to pay any for the remainder of Fiscal 2006. We do anticipate paying approximately $.4 million in Alternative Minimum Tax in Fiscal 2006. No Federal income taxes were paid in Fiscal 2005.

          Net cash used in investing activities increased during the current fiscal year primarily due to increased capital expenditure activity. Our Grocery Distribution and Retail segments utilized 47% and 53%, respectively, of our capital expenditure dollars. Expenditures were used for new equipment, software and store remodels and refurbishments. Under the terms of our credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. We expect capital expenditures to range from $25.0 million to $30.0 million for fiscal 2006, which would be within these restrictions. On September 16, 2005, we sold a vacant parcel of land for $2.3 million resulting in a pre-tax gain on sale of $1.4 million. The sale will be recorded in the third quarter of Fiscal 2006.

          Net cash used in financing activities includes cash paid and received from our long-term borrowings. Our current maturities of long-term debt at September 10, 2005 are $1.6 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash used in discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the payment of store exit cost reserves and long-term debt. We expect the cash usage of our discontinued operations will be approximately $3.0 million in fiscal 2006 for the payment of store exit costs and other liabilities.

          Our principal sources of liquidity are cash flows generated from operations and our amended $215.0 million credit facility. The credit facility matures December 2008, and is secured by substantially all of our assets. We had available borrowings of $87.6 million at September 10, 2005 and maximum availability of $97.6 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility are sufficient to support current operations.

          Our current ratio was 1.23:1.00 at September 10, 2005 versus 1.21:1.00 at March 26, 2005 and our investment in working capital increased to $32.2 million at September 10, 2005 from $30.3 million at March 26, 2005.

          Our debt to total capital ratio at September 10, 2005 was .38:1.00 versus .43:1.00 at March 26, 2005. This improvement was primarily due to reducing debt by $13.3 million and the year-to-date net earnings of $9.5 million.

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 26, 2005. At September 10, 2005, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

New Accounting Standards

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, and supercedes APB Opinion No. 25. This Statement becomes effective for Spartan Stores at the beginning of fiscal 2007. We expect that the impact of adopting SFAS No. 123(R) will be consistent with the pro forma expense that has been previously disclosed, adjusted for future grants, cancellations and exercises of stock options in accordance with the Statement.

          In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). EITF 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for our fiscal quarter beginning September 11, 2005. The impact of EITF 05-6 is not expected to have a material effect on our consolidated financial statements.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, exit costs, retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended March 26, 2005.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

          There have been no material changes in market risk of Spartan Stores from the end of its preceding fiscal year to the date of the interim consolidated balance sheet included in this filing.

ITEM 4.	Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of September 10, 2005 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effectively designed and operated to cause material information relating to Spartan Stores (including its consolidated subsidiaries) required to be included in Spartan Stores' periodic filings with the Securities and Exchange Commission to be accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 4.	Submission of Matters to a Vote of Security Holders

          Spartan Stores held its 2005 annual meeting on August 10, 2005. At the meeting, the following matters were submitted to a vote of the shareholders:

1.	election of three directors;
2.	approval of the Annual Executive Incentive Plan of 2005;
3.	approval of the Stock Incentive Plan of 2005; and
4.	ratification of the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal 2006.

          The following three persons were duly elected at the meeting:
	Term Expiring	Votes For	Votes Withheld

Elizabeth A. Nickels	2008	16,123,901	1,890,136
Kenneth T. Stevens	2008	16,121,022	1,893,015
James F. Wright	2008	16,121,102	1,892,935

          The following five persons continue to serve as directors of Spartan Stores: Craig C. Sturken and Gregory P. Josefowicz are currently serving terms that will expire at Spartan Stores' 2007 annual meeting of shareholders and M. Shân Atkins, Dr. Frank M. Gambino and Timothy J. O'Donovan are currently serving terms that will expire at Spartan Stores' 2006 annual meeting of shareholders.

          The shareholders voted on proposals to approve the Annual Executive Incentive Plan of 2005 and the Stock Incentive Plan of 2005 and to ratify the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal year 2006. With respect to these proposals, shares were voted as follows:
Proposal	For	Against	Abstain	Broker Non- Votes

Proposal to approve the Annual Executive Incentive Plan of 2005.	10,559,674	776,333	226,555	6,451,475
Proposal to approve the Stock Incentive Plan of 2005.	9,442,869	2,073,804	45,889	6,451,475
Proposal to ratify the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal year 2006.	17,748,072	214,981	50,984	0

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of Spartan Stores, Inc.

3.2

Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 13, 2003. Here incorporated by reference.

10.1	Spartan Stores, Inc. Annual Executive Incentive Plan of 2005. Previously filed as Appendix A to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.2	Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as Appendix B to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date: October 14, 2005	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of Spartan Stores, Inc.

3.2

Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 13, 2003. Here incorporated by reference.

10.1	Spartan Stores, Inc. Annual Executive Incentive Plan of 2005. Previously filed as Appendix A to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.2	Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as Appendix B to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.