Form 10-Q
period 2005-12-31
SPARTAN STORES INC
filed 2006-02-03
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005.

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

As of January 27, 2006 the registrant had 20,814,894 outstanding shares of Common Stock, no par value.

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

          Our ability to complete the proposed acquisition of certain of the assets of D&W Food Centers, Inc. ("D&W") depends on satisfaction of a variety of contractual conditions, not all of which are entirely within the control of us or D&W. Realization of increased sales and earnings, as a result of that transaction, depends on our ability to successfully complete the transaction, integrate the acquired assets, and implement our plans and business practices.

          Our adoption of a dividend policy on December 13, 2005 does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors in its discretion. The ability of the Board of Directors to continue to declare dividends will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	December 31, 2005	March 26, 2005

Current assets
Cash and cash equivalents	$11,782	$14,880
Accounts receivable, net	41,075	43,445
Inventories, net	104,004	95,988
Prepaid expenses and other current assets	5,424	7,884
Deferred taxes on income	5,604	5,396
Property and equipment held for sale	4,668	3,855
Total current assets	172,557	171,448

Other assets
Goodwill	72,465	72,315
Deferred taxes on income	12,087	18,680
Other, net	13,369	13,135
Total other assets	97,921	104,130

Property and equipment, net	108,394	108,879

Total assets	$378,872	$384,457

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$88,751	$82,391
Accrued payroll and benefits	25,420	30,775
Other accrued expenses	27,340	25,176
Current maturities of long-term debt	1,654	2,848
Total current liabilities	143,165	141,190

Other long-term liabilities	11,596	16,814
Postretirement benefits	10,054	9,097
Long-term debt	74,867	91,946

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 20,812 and 20,524 shares outstanding	121,513	118,144
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Deferred stock-based compensation	(3,170)	(719)
Accumulated other comprehensive loss	(203)	(203)
Retained earnings	21,050	8,188
Total shareholders' equity	139,190	125,410

Total liabilities and shareholders' equity	$378,872	$384,457

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	16 Weeks Ended		40 Weeks Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005

Net sales	$642,274	$624,517	$1,587,135	$1,585,543
Cost of sales	526,530	507,165	1,292,038	1,287,200
Gross margin	115,744	117,352	295,097	298,343

Operating expenses
Selling, general and administrative expenses	106,592	105,912	267,434	268,780
Provision for asset impairments and exit costs	787	-	1,057	-
Total operating expenses	107,379	105,912	268,491	268,780

Operating earnings	8,365	11,440	26,606	29,563

Other income and expenses
Interest expense	2,538	2,897	6,070	7,466
Debt extinguishment	-	561	-	561
Other, net	(1,294)	(939)	(1,349)	(910)
Total other income and expenses	1,244	2,519	4,721	7,117

Earnings before income taxes and discontinued operations	7,121	8,921	21,885	22,446
Income taxes	2,351	3,123	7,232	7,855
Earnings from continuing operations	4,770	5,798	14,653	14,591
Loss from discontinued operations, net of taxes	(1,413)	(1,273)	(1,791)	(1,562)
Net earnings	$3,357	$4,525	$12,862	$13,029

Basic earnings per share:
Earnings from continuing operations	$0.23	$0.28	$0.71	$0.72
Loss from discontinued operations	(0.07)	(0.06)	(0.09)	(0.08)
Net earnings	$0.16	$0.22	$0.62	$0.64

Diluted earnings per share:
Earnings from continuing operations	$0.22	$0.28	$0.69	$0.71
Loss from discontinued operations	(0.06)	(0.06)	(0.09)	(0.08)
Net earnings	$0.16	$0.22	$0.60	$0.63

Weighted average shares outstanding:
Basic	20,812	20,498	20,758	20,416
Diluted	21,321	20,795	21,330	20,658

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance - March 27, 2005	20,524	$118,144	$(719)	$(203)	$8,188	$125,410

Comprehensive income, net of tax:
Net earnings for fiscal 2006	-	-	-	-	12,862	12,862

Issuances of common stock	43	317	-	-	-	317
Issuances of restricted stock	252	3,060	(3,060)	-	-	-
Cancellations of restricted stock	(7)	(8)	8	-	-	-
Amortization of restricted stock	-	-	601	-	-	601

Balance - December 31, 2005	20,812	$121,513	$(3,170)	$(203)	$21,050	$139,190

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	40 Weeks Ended
	December 31, 2005	January 1, 2005
Cash flows from operating activities
Net earnings	$12,862	$13,029
Loss from discontinued operations	1,791	1,562
Earnings from continuing operations	14,653	14,591
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Debt extinguishment	-	561
Provision for asset impairments and exit costs	1,057	-
Depreciation and amortization	16,089	17,627
Postretirement benefits	957	912
Deferred taxes on income	6,665	6,896
Restricted stock amortization	601	141
Gain/loss on sale of assets	(1,218)	(770)
Other, net	368	(41)
Changes in operating assets and liabilities:
Accounts receivable	2,332	(2,535)
Inventories	(8,016)	1,121
Prepaid expenses and other assets	916	3,561
Accounts payable	4,826	4,960
Accrued payroll and benefits	(5,234)	1,477
Other accrued expenses and other liabilities	(822)	(1,096)
Net cash provided by operating activities	33,174	47,405

Cash flows from investing activities
Purchases of property and equipment	(16,975)	(17,771)
Net proceeds from the sale of assets	2,324	2,832
Other	(114)	(205)
Net cash used in investing activities	(14,765)	(15,144)

Cash flows from financing activities
Net payments on revolver	(15,975)	(8,602)
Repayment of long-term debt	(1,882)	(18,438)
Financing fees paid	-	(492)
Proceeds from sale of common stock	317	636
Net cash used in financing activities	(17,540)	(26,896)

Discontinued operations
Net cash used in discontinued operations	(3,967)	(4,041)

Net (decrease) increase in cash and cash equivalents	(3,098)	1,324
Cash and cash equivalents at beginning of period	14,880	13,252
Cash and cash equivalents at end of period	$11,782	$14,576

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1
Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements include the accounts of Spartan Stores, Inc. and its subsidiaries ("Spartan Stores"). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of December 31, 2005 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

(In thousands, except per share data)
	16 Weeks Ended
	December 31, 2005	January 1, 2005

Net earnings, as reported	$3,357	$4,525
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(116)	(91)

Pro forma net earnings	$3,241	$4,434

Basic earnings per share - as reported	$0.16	$0.22
Basic earnings per share - pro forma	0.16	0.22

Diluted earnings per share - as reported	$0.16	$0.22
Diluted earnings per share - pro forma	0.15	0.21

(In thousands, except per share data)
	40 Weeks Ended
	December 31, 2005	January 1, 2005

Net earnings, as reported	$12,862	$13,029
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(285)	(253)

Pro forma net earnings	$12,577	$12,776

Basic earnings per share - as reported	$0.62	$0.64
Basic earnings per share - pro forma	$0.61	$0.63

Diluted earnings per share - as reported	$0.60	$0.63
Diluted earnings per share - pro forma	$0.59	$0.62

Reclassifications
Certain reclassifications have been made to the fiscal 2005 condensed consolidated financial statements to conform to the fiscal 2006 presentation.

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

Spartan Stores intends to adopt SFAS No. 123(R) using the "modified prospective" transition method beginning with the first quarter of fiscal 2007. Under this method, awards that are modified, granted, or settled on or after March 26, 2006 will be measured and accounted for in accordance with SFAS No. 123(R). In addition, in Spartan Stores' first quarter of fiscal 2007, expense must be recognized for unvested awards that were granted prior to Spartan Stores' adoption of SFAS No. 123(R), and the expense will be based on the fair value determined at the grant date under SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, Spartan Stores currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had Spartan Stores adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123(R) may be different from the calculation of compensation cost under SFAS No. 123, and such differences have not yet been quantified.

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). EITF 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 became effective for Spartan Stores' fiscal quarter beginning September 11, 2005. The adoption of EITF 05-6 did not have a material effect on Spartan Stores' consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP FAS 13-1"). FSP FAS 13-1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005; however, a lessee is required to cease capitalizing rental costs as of December 15, 2005 for operating lease arrangements entered into prior to December 15, 2005. Early adoption is permitted for annual or interim financial statements that have not yet been issued. Spartan Stores will adopt FSP FAS 13-1 beginning with the fiscal fourth quarter beginning January 1, 2006. The impact of FSP FAS 13-1 is not expected to have a material effect on Spartan Stores' consolidated financial statements.

Note 3
Long-Term Debt

Effective December 9, 2005, Spartan Stores amended its existing senior secured revolving credit facility. The amendment increased the senior secured revolving credit facility ("credit facility") to $225.0 million from its original $215.0 million and now matures in December 2010 rather than December 2008. In addition, a $15.0 million Term B loan is included as part of the total $225.0 million credit facility, which may be drawn upon at Spartan Stores' option through June 1, 2006. The amended agreement provides increased flexibility for engaging in acquisitions and paying cash dividends. In addition, the amended agreement increases availability of credit on fixed assets, and increases the advance rates on certain categories of assets, resulting in additional availability. Interest rates under the amended agreement may be up to 50 basis points lower for LIBOR borrowings depending on levels of excess availability under the agreement.

Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include the maintenance of minimum EBITDA and maximum capital expenditures, as defined in the credit agreement. These covenants will not be effective as long as Spartan Stores maintains a minimum excess availability level, as defined in the credit agreement. Spartan Stores had available borrowings of $107.8 million at December 31, 2005 and maximum availability of $117.8 million, which exceeds the minimum excess availability levels. The credit facility provides for the issuance of letters of credit of which $10.5 million were outstanding and unused as of December 31, 2005. The credit facility bears interest at the London InterBank Offered Rate ("LIBOR") plus 1.50% or the prime rate (weighted average interest rate of 6.05% at December 31, 2005).

Spartan Stores' long-term debt consists of the following:
(In thousands)	December 31, 2005	March 26, 2005

Senior secured revolving credit facility, due December 2010	$66,061	$82,036
Notes payable, due June 2007, monthly principal payments of variable amounts	3,880	4,223
Other	6,580	8,535
	76,521	94,794
Less current portion	1,654	2,848
Total long-term debt	$74,867	$91,946

At December 31, 2005 long-term debt was due as follows:

(In thousands)
Fiscal Year
2006	$450
2007	2,135
2008	4,135
2009	591
2010	66,707
Thereafter	2,503
$76,521

Note 4
Sale of Joint Venture

Effective December 2004, Spartan Stores sold its 65 percent ownership interest in a retail store to its former joint venture partner. Total consideration of $4.5 million from the transaction was used to reduce outstanding debt. As a result of this sale, Spartan Stores recorded a pre-tax gain of $0.8 million in the third quarter of fiscal 2005 that is included in Other, net on the Consolidated Statements of Earnings. Spartan Stores' annualized retail sales and after-tax net earnings from the joint venture approximated $20.0 million and $0.3 million, respectively. Spartan Stores entered into a 10-year distribution supply agreement with the acquirer.

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

Discontinued operations had no sales during the third quarter and year-to-date periods ended December 31, 2005 and January 1, 2005. The operating losses in discontinued operations for the third quarters ended December 31, 2005 and January 1, 2005 of $2.1 million and $2.0 million were partially offset by income tax benefits of $0.7 million and $0.7 million for the third quarters ended December 31, 2005 and January 1, 2005, respectively. The operating losses in discontinued operations for the year-to-date periods ended December 31, 2005 and January 1, 2005 of $2.7 million and $2.4 million were partially offset by income tax benefits of $0.9 million and $0.8 million for the year-to-date periods ended December 31, 2005 and January 1, 2005, respectively.

Total assets of discontinued operations totaled $6.1 million at March 26, 2005 and $6.2 million at December 31, 2005. Total liabilities of discontinued operations decreased from $14.4 million at March 26, 2005 to $12.5 million at December 31, 2005.

Spartan Stores anticipates that it will be subject to a partial withdrawal liability from a multi-employer pension plan related to the 2003 closures of certain of its discontinued Food Town stores when a final determination is made after June 30, 2006. Recent estimates provided by the trustees of the multi-employer pension plan indicate that there will be an underfunded liability which we believe to have resulted from a change in actuarial assumptions, investment performance, other employers' withdrawals, or a combination of these factors, occurring subsequent to the closure of these stores. Spartan Stores intends to challenge such a determination prior to settling the partial withdrawal liability when assessed after June 2006. Spartan Stores has estimated its liability based on available preliminary information and recorded an after-tax charge of approximately $1.1 million in Discontinued Operations in the third quarter of fiscal 2006.

Note 6
Asset Impairments and Exit Costs

The Grocery Distribution segment recognized an asset impairment charge of $0.3 million in the third quarter related to banana ripening equipment that is being replaced. We are in the process of upgrading this equipment to the latest technology as well as expanding our produce storage facility in anticipation of higher incremental produce sales volumes from new customers and expanded contracts with existing customers.

The Retail segment recognized charges of $0.2 million in the second quarter of fiscal 2006 for lease and related ancillary costs related to the closure of two Pharm stores. In the third quarter of fiscal 2006, a charge of $0.5 million was incurred due to changes in real estate market conditions and resulting estimated sublease income for closed stores.

The following table provides the activity of exit costs for the 40 weeks ended December 31, 2005. Exit costs recorded in the Consolidated Balance Sheets are included in Other accrued expenses in current liabilities and Other long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
	Lease and Ancillary Costs

Balance at March 27, 2005	$15,520
Provision for lease and related ancillary costs, net of estimated sublease recoveries	639
Provision for pension withdrawal liability	1,654	(a)
Payments, net of interest accretion	(3,292)
Balance at December 31, 2005	$14,521

(a)

Represents a pension withdrawal liability from a multi-employer pension plan affiliated with the former discontinued Food Town supermarkets. Charge was recorded in discontinued operations. (See Note 5)

Note 7
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the third quarter and year-to-date periods ended December 31, 2005 and January 1, 2005:

(In thousands)
16 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005
Service cost	$753	$798	$4	$5	$54	$57
Interest cost	577	651	8	9	96	97
Expected return on plan assets	(723)	(859)	-	-	-	-
Net amortization and deferral	(98)	(137)	4	3	(6)	(7)
Net periodic benefit cost	$509	$453	$16	$17	$144	$147
(In thousands)
40 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005
Service cost	$2,259	$2,642	$12	$15	$161	$171
Interest cost	1,730	1,953	23	26	287	291
Expected return on plan assets	(2,169)	(2,577)	-	-	-	-
Net amortization and deferral	(293)	(411)	12	9	(15)	(21)
Net periodic benefit cost	$1,527	$1,607	$47	$50	$433	$441

Spartan Stores expects to contribute $3.2 million to its defined benefit plans in fiscal 2006 to meet the minimum funding requirements. As of December 31, 2005, $2.8 million has been contributed. In fiscal 2005, Spartan Stores contributed $0.8 million to its defined benefit plans.

Note 8
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $3.1 million for the year-to-date period ended December 31, 2005 of which $0.4 million has been amortized to compensation expense. The remaining balance of $2.7 million is included in deferred stock-based compensation in the Statement of Shareholders' Equity and will be amortized to expense over the vesting term.

Note 9
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Grocery Distribution	Retail	Total
16 Weeks Ended December 31, 2005
Net sales	$375,023	$267,251	$642,274
Depreciation and amortization	2,420	3,519	5,939
Operating earnings	7,249	1,116	8,365
Capital expenditures	1,318	6,506	7,824
16 Weeks Ended January 1, 2005
Net sales	$346,532	$277,985	$624,517
Depreciation and amortization	2,426	3,745	6,171
Operating earnings	6,857	4,583	11,440
Capital expenditures	2,560	7,001	9,561

40 Weeks Ended December 31, 2005
Net sales	$895,410	$691,725	$1,587,135
Depreciation and amortization	6,334	9,074	15,408
Operating earnings	16,425	10,181	26,606
Capital expenditures	5,650	11,325	16,975
40 Weeks Ended January 1, 2005
Net sales	$861,858	$723,685	$1,585,543
Depreciation and amortization	6,302	9,802	16,104
Operating earnings	18,040	11,523	29,563
Capital expenditures	5,844	11,927	17,771

	December 31, 2005	March 26, 2005
Total assets
Grocery Distribution	$186,687	$191,086
Retail	185,962	187,301
Discontinued operations	6,223	6,070
Total	$378,872	$384,457

Note 10
Acquisition of Assets

On December 17, 2005, Spartan Stores entered into an Asset Purchase Agreement (the "Purchase Agreement") with D&W Food Centers, Inc. and D&W Associate Resources, LLC (together "D&W"), to acquire certain operating assets of D&W, a privately held Grand Rapids, Michigan-based retail grocery operator with 20 retail stores located in West Michigan. Under the terms of the Purchase Agreement, Spartan Stores would acquire and assume D&W's leases at 20 stores, leasehold improvements and certain operating assets associated with those stores, D&W trademarks, trade names and intangibles, and certain other property for a purchase price of $45 million in cash. Spartan Stores would also purchase a limited amount of inventory.

Spartan Stores intends to finance this acquisition with borrowings on its senior secured revolving credit facility and expects the transaction to be completed late in its fiscal 2006 fourth quarter or early in its fiscal 2007 first quarter. The closing of the transaction is subject to a number of conditions stated in the Purchase Agreement. These conditions include, among others, that Spartan Stores be satisfied with its due diligence investigation; that certain consents, waivers, approvals, agreements, and certificates be obtained from landlords and a variety of other third parties affected by the transaction; and that required regulatory approvals be obtained. The Purchase Agreement also contains representations and warranties of both parties, indemnification agreements, termination rights, and a variety of covenants and agreements.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Ohio.

          We currently operate two reportable business segments: Grocery Distribution and Retail. Our Grocery Distribution segment provides a full line of grocery, general merchandise, frozen and perishable items to over 350 independently owned grocery stores and our 73 corporate owned stores. Our Retail segment operates 54 retail supermarkets in Michigan under the banners Family Fare Supermarkets and Glen's Markets, 19 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm, and 5 fuel centers under the banners Family Fare Quick Stop and Glen's Quick Stop. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores. Our deep-discount food and drug stores offer a unique combination of full-service pharmacy, general merchandise products and basic food offerings.

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

          On December 17, 2005, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with D&W Food Centers, Inc. and D&W Associate Resources, LLC (together "D&W"), to acquire certain operating assets of D&W, a privately held Grand Rapids, Michigan-based retail grocery operator with 20 retail stores located in West Michigan. Under the terms of the Purchase Agreement, we would acquire and assume D&W's leases at 20 stores, leasehold improvements and certain operating assets associated with those stores, D&W trademarks, trade names and intangibles, and certain other property for a purchase price of $45 million in cash. We would also purchase a limited amount of inventory.

          We intend to finance this acquisition with borrowings on our senior secured revolving credit facility and expect the transaction to be completed late in our fiscal 2006 fourth quarter or early in our fiscal 2007 first quarter. The closing of the transaction is subject to a number of conditions stated in the Purchase Agreement. These conditions include, among others, that we be satisfied with our due diligence investigation; that certain consents, waivers, approvals, agreements, and certificates be obtained from landlords and a variety of other third parties affected by the transaction; and that required regulatory approvals be obtained. The Purchase Agreement also contains representations and warranties of both parties, indemnification agreements, termination rights, and a variety of covenants and agreements.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales				Percentage Change
	16 Weeks Ended		40 Weeks Ended		16 Weeks Ended	40 Weeks Ended
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Dec. 31, 2005
Net sales	100.0	100.0	100.0	100.0	2.8	0.1
Gross margin	18.0	18.8	18.6	18.8	(1.4)	(1.1)
Selling, general and administrative	16.6	17.0	16.8	17.0	.6	(0.5)
Provision for asset impairments and exit costs	0.1	0.0	0.1	0.0
Operating earnings	1.3	1.8	1.7	1.8	(26.9)	(10.0)
Other income and expenses	0.2	0.3	0.3	0.4	(36.5)	(28.0)
Debt extinguishment	0.0	0.1	0.0	0.0	(100.0)	(100.0)
Earnings before income taxes and discontinued operations	1.1	1.4	1.4	1.4	(20.2)	(2.5)
Income taxes	0.4	0.5	0.5	0.5	(24.7)	(7.9)
Earnings from continuing operations	0.7	0.9	0.9	0.9	(17.7)	0.4
Loss from discontinued operations	(0.2)	(0.2)	(0.1)	(0.1)	11.0	14.7
Net earnings	0.5	0.7	0.8	0.8	(25.8)	(1.3)

          Net Sales - Net sales for the quarter ended December 31, 2005 ("third quarter") increased $17.8 million, or 2.8 percent, from $624.5 million in the quarter ended January 1, 2005 ("prior year third quarter") to $642.3 million. Net sales for the year-to-date period ended December 31, 2005 ("current year-to-date") increased $1.6 million, or 0.1 percent, from $1,585.5 million in the prior year-to-date period ended January 1, 2005 ("prior year-to-date") to $1,587.1 million.

          Net sales for the third quarter in our Grocery Distribution segment increased $28.5 million, or 8.2 percent, from $346.5 million in the prior year third quarter to $375.0 million. Net sales for the current year-to-date period increased $33.6 million, or 3.9 percent, from $861.9 million in the prior year-to-date period to $895.4 million. The sales increases were primarily due to the previously announced addition of new distribution customers to the segment's sales base ($6.4 million for the third quarter and $11.9 million year-to-date) and an increase in sales to existing customers and strong holiday sales. Sales increases for the year-to-date period were partially offset by the previously disclosed transition of two customers to new suppliers ($5.9 million).

          Net sales for the third quarter in our Retail segment decreased $10.7 million, or 3.9 percent, from $278.0 million in the prior year third quarter to $267.3 million. Net sales for the year-to-date period decreased $32.0 million, or 4.4 percent, from $723.7 million in the prior year-to-date period to $691.7 million. Sales decreases were due primarily to the closing of two underperforming Pharm stores ($4.2 million for the third quarter and $9.0 million year-to-date), supercenter competition, and sale of a retail store joint venture ($5.6 million for the third quarter and $15.2 million year-to-date). The sales decline was partially offset by higher incremental sales from the Company's fuel centers ($2.0 million for the third quarter and $4.6 million year-to-date).

          Comparable store sales at supermarkets declined 1.3 percent during the third quarter, while comparable store sales at our Pharm deep-discount food and drug stores increased 0.4 percent. Total retail comparable store sales declined 1.0 percent in the third quarter, including sales from five fuel centers, which contributed a positive 1.4 percent. For the current year-to-date period, comparable store sales at supermarkets declined 1.8 percent, while comparable store sales at our Pharm deep-discount food and drug stores declined 2.0 percent. Total retail comparable store sales declined 1.9 percent during the current year-to-date period, while fuel center sales contributed a positive 1.2 percent to the total.

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

          Gross margin for the third quarter decreased $1.6 million, or 1.4 percent, from $117.4 million in the prior year third quarter to $115.7 million. As a percent of net sales, gross margin for the third quarter decreased to 18.0 percent from 18.8 percent. Gross margin for the year-to-date period decreased $3.2 million, or 1.1 percent, from $298.3 million in the prior year-to-date period to $295.1 million. As a percent of net sales, gross margin for the year-to-date period decreased to 18.6 percent from 18.8 percent. The decline in gross margin for the third quarter and year-to-date periods was primarily due to a favorable supplier contract settlement of $2.2 million recorded in last year's third quarter and a greater percentage of consolidated sales contribution from the lower-margin Grocery Distribution segment and fuel sales in the current year. A greater percentage of Grocery Distribution segment sales decreased consolidated gross margin by 29 basis points for the third quarter and 20 basis points year-to-date.

          Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, advertising, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses for the third quarter increased $.7 million, or .6 percent, from $105.9 million in the prior year third quarter to $106.6 million. As a percent of net sales, SG&A expenses were 16.6 percent for the current quarter compared to 17.0 percent in the prior year third quarter. SG&A expenses for the year-to-date period decreased $1.3 million, or 0.5 percent, from $268.8 million in the prior year-to-date period to $267.4 million. As a percent of net sales, SG&A expenses were 16.8 percent year-to-date versus 17.0 percent for the prior year-to-date period.

          The dollar increase in SG&A for the third quarter was due to the following:
•	Increased compensation and benefits of $1.7 million due to increases in sales volume at the Grocery Distribution segment
•	Increased utilities expense of $1.1million
•	Additional legal and professional fees associated with the conclusion of the review of strategic alternatives and a contract dispute resolution of $0.5 million
•	Increased fuel costs of $0.4 million
•	The prior year included a favorable adjustment of $0.7 million to the allowance for bad debts due to improved credit collection trends
•	The costs of operating additional fuel centers of $0.3 million

          These increases were partially offset by the following:
•	The sale of a single store joint venture in the prior year which had SG&A expenses of $1.6 million
•	Closure of two Pharm stores which decreased SG&A by $1.0 million
•	Decreased store labor due to productivity improvements of $1.0 million
•	A $0.6 million favorable Michigan Single Business Tax adjustment due to a closed audit

          On a year-to-date basis, the decrease in SG&A is due to the following:
•	The sale of a single store joint venture in the prior year which had SG&A expenses of $4.2 million
•	The closure of two Pharm stores which decreased SG&A by $1.6 million
•	Reduced store labor of $3.0 million due to productivity improvements
•	The Michigan Single Business Tax adjustment previously mentioned of $0.6 million

          These decreases were substantially offset by the following:
•	Increases in other compensation and benefits of $2.2 million due to increases in sales volume at the Grocery Distribution segment
•	The termination and penalty payments received in the prior year from a former Grocery Distribution customer of $1.3 million
•	Increased utilities expense of $1.6 million
•	Legal and professional fees associated with the conclusion of the review of strategic alternatives and a contract dispute resolution of $1.4 million
•	The costs of operating additional fuel centers of $0.8 million
•	Increased fuel costs of $0.8 million
•	The prior year included a favorable adjustment of $0.7 million to the allowance for bad debts due to improved credit collection trends

          Provision for Asset Impairments and Exit Costs - Asset impairments and exit costs were $0.8 million for the third quarter and $1.1 million for the year-to-date period. In the third quarter, an asset impairment charge of $0.3 million was incurred related to banana ripening equipment that is being replaced. We are in the process of upgrading this equipment to the latest technology as well as expanding our produce storage facility in anticipation of higher incremental produce sales volumes from new customers and expanded contracts with existing customers. We also increased the exit cost reserve $0.5 million due to changes in real estate market conditions and resulting estimated sublease income. The year-to-date amount also includes charges related to the closure of two Pharm stores.

          Interest Expense - Interest expense for the third quarter decreased $0.4 million, or 12.4 percent, from $2.9 million in the prior year third quarter to $2.5 million. Interest expense for the year-to-date period decreased $1.4 million, or 18.7 percent, from $7.5 million in the prior year-to-date period to $6.1 million. The decrease in interest expense is primarily due to lower total average borrowings partially offset with market driven rate increases. Total average borrowings decreased $28.2 million from $112.1 million in the prior year to $83.9 million as a result of debt repayments resulting primarily from cash flow from operations.

          Debt Extinguishment - We recorded a $0.6 million non-cash charge for the write-off of unamortized financing fees during the prior year third quarter as result of refinancing activities.

          Other, net - Other, net for the third quarter and year-to-date period increased $0.4 million, from $0.9 million in the prior year third quarter to $1.3 million. Other, net for the third quarter and year-to-date period includes a gain on the sale of land of $1.4 million. Other, net for the prior year third quarter and prior year-to-date period includes a gain of $0.8 million on the sale of a single store joint venture.

          Income Taxes - The effective tax rate for the third quarter and year-to-date periods ended December 31, 2005 is 33.0%. The slightly lower rate is due primarily to permanent tax deductions for restricted stock expense being greater than the related expense recorded in the consolidated financial statements.

Discontinued Operations

          Our former convenience distribution operations, insurance operations and certain of our retail, grocery distribution and real estate operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

          Discontinued operations had no sales during the third quarter and year-to-date periods ended December 31, 2005 and January 1, 2005. The operating losses in discontinued operations for the third quarters ended December 31, 2005 and January 1, 2005 of $2.1 million and $2.0 million were partially offset by income tax benefits of $0.7 million and $0.7 million for the third quarters ended December 31, 2005 and January 1, 2005, respectively. The operating losses in discontinued operations for the year-to-date periods ended December 31, 2005 and January 1,

2005 of $2.7 million and $2.4 million were partially offset by income tax benefits of $0.9 million and $0.8 million for the year-to-date periods ended December 31, 2005 and January 1, 2005, respectively.

          Total assets of discontinued operations were $6.1 million at March 26, 2005 and $6.2 million at December 31, 2005. Total liabilities of discontinued operations decreased from $14.4 million at March 26, 2005 to $12.5 million at December 31, 2005.

          We anticipate that we will be subject to a partial withdrawal liability from a multi-employer pension plan related to the 2003 closures of certain of our discontinued Food Town stores when a final determination is made after June 30, 2006. Recent estimates provided by the trustees of the multi-employer pension plan indicate that there will be an underfunded liability which we believe to have resulted from a change in actuarial assumptions, investment performance, other employers' withdrawals, or a combination of these factors, occurring subsequent to the closure of these stores. We intend to challenge such a determination prior to settling the partial withdrawal liability when assessed after June 2006. Spartan Stores has estimated its liability based on available preliminary information and recorded an after-tax charge of approximately $1.1 million in Discontinued Operations in the third quarter of fiscal 2006.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)
	December 31, 2005	January 1, 2005
Net cash provided by operating activities	$33,174	$47,405
Net cash used in investing activities	(14,765)	(15,144)
Net cash used in financing activities	(17,540)	(26,896)
Net cash used in discontinued operations	(3,967)	(4,041)

Net (decrease) increase in cash and cash equivalents	(3,098)	1,324
Cash and cash equivalents at beginning of year	14,880	13,252
Cash and cash equivalents at end of period	$11,782	$14,576

          Net cash provided by operating activities decreased from the prior year-to-date period primarily due to an increase in inventory due primarily to additional private label and specialty product offerings, the timing of certain winter promotional programs and incremental pharmacy and fuel inventories, a vendor contract settlement received in the prior year, pension contributions, and payment of incentive compensation related to fiscal 2005 performance.

          As of December 31, 2005, we have available a Federal income tax net operating loss carryforward of approximately $24.3 million. As a result, no regular Federal income taxes have been paid in Fiscal 2006, however, we do anticipate paying approximately $.2 million in Alternative Minimum Tax in Fiscal 2006. No Federal income taxes were paid in Fiscal 2005.

          Net cash used in investing activities decreased during the current fiscal year primarily due to decreased capital expenditure activity. Our Grocery Distribution and Retail segments utilized 33% and 67%, respectively, of our capital expenditure dollars. Expenditures were used for new equipment, software and store remodels and refurbishments. Under the terms of our credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. We expect capital expenditures to range from $25.0 million to $28.0 million for fiscal 2006, which would be below the restriction.

          Net cash used in financing activities includes cash paid and received from our long-term borrowings. Our current maturities of long-term debt at December 31, 2005 are $1.7 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash used in discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the payment of store exit cost reserves and long-term debt. We expect the cash usage of our discontinued operations will be approximately $7.2 million to $8.2 million in fiscal 2006 for the payment of store exit costs, insurance runoff claims and other liabilities.

          Our principal sources of liquidity are cash flows generated from operations and our amended $225.0 million credit facility. The credit facility matures December 2010, and is secured by substantially all of our assets. As of December 31, 2005, we had outstanding borrowings of $66.1 million on our credit facility. We had available borrowings of $107.8 million at December 31, 2005 and maximum availability of $117.8 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. Also in December 2005, as permitted by amendment to our senior secured revolving credit facility, our board of directors approved a change to our dividend policy. Under the new policy, we expect to begin paying a quarterly cash dividend of $0.05 per common share beginning in our fiscal 2006 fourth quarter. We believe that cash generated from operating activities and available borrowings under the credit facility are sufficient to support current operations, payment of cash dividends and the pending D&W acquisition.

          Our current ratio was 1.21:1.00 at December 31, 2005 and March 26, 2005 and our investment in working capital was $29.4 million at December 31, 2005 versus $30.3 million at March 26, 2005. Our debt to total capital ratio at December 31, 2005 was .36:1.00 versus .43:1.00 at March 26, 2005 primarily due to reducing debt by $18.3 million and the year-to-date net earnings of $12.9 million.

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 26, 2005. At December 31, 2005, there have been no material changes to our significant contractual obligations outside the ordinary course of business other than the amendment of our senior secured revolving credit facility and entry into the Asset Purchase Agreement with D&W.

          At December 31, 2005 long-term debt was due as follows:

(In thousands)
Fiscal Year
2006	$450
2007	2,135
2008	4,135
2009	591
2010	66,707
Thereafter	2,503
$76,521

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

          We intend to adopt SFAS No. 123(R) using the "modified prospective" transition method beginning with the first quarter of fiscal 2007. Under this method, awards that are modified, granted, or settled on or after March 26, 2006 will be measured and accounted for in accordance with SFAS No. 123(R). In addition, in our first quarter of fiscal 2007, expense must be recognized for unvested awards that were granted prior to our adoption of SFAS No. 123(R), and the expense will be based on the fair value determined at the grant date under SFAS No. 123,

"Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, recognize no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123(R) may be different from the calculation of compensation cost under SFAS No. 123, and such differences have not yet been quantified.

          In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). EITF 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 became effective for our fiscal quarter beginning September 11, 2005. The impact of EITF 05-6 did not have a material effect on our consolidated financial statements.

          In October 2005, the FASB issued FASB Staff Position FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP FAS 13-1"). FSP FAS 13-1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005; however, a lessee is required to cease capitalizing rental costs as of December 15, 2005 for operating lease arrangements entered into prior to December 15, 2005. Early adoption is permitted for annual or interim financial statements that have not yet been issued. We will adopt FSP FAS 13-1 beginning with the fiscal fourth quarter beginning January 1, 2006. The impact of FSP FAS 13-1 is not expected to have a material effect on our consolidated financial statements.

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

          There have been no material changes in market risk of Spartan Stores from the end of its preceding fiscal year to the date of the interim consolidated balance sheet in this filing.
ITEM 4.	Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of December 31, 2005 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial

Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effectively designed and operated to cause material information relating to Spartan Stores (including its consolidated subsidiaries) required to be included in Spartan Stores' periodic filings with the Securities and Exchange Commission to be accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 6.	Exhibits

          The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:
Exhibit Number	Document

2.1

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

3.1

Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 10, 2005. Here incorporated by reference.

3.2

Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 13, 2003. Here incorporated by reference.

10.1

Amendment No. 3 to Loan and Security Agreement dated December 9, 2005 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 12, 2005. Here incorporated by reference.

10.2

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc. and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

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
SPARTAN STORES, INC. (Registrant)

Date: February 3, 2006	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

2.1

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

3.1

Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 10, 2005. Here incorporated by reference.

3.2

Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 13, 2003. Here incorporated by reference.

10.1

Amendment No. 3 to Loan and Security Agreement dated December 9, 2005 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 12, 2005. Here incorporated by reference.

10.2

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.