Form 10-K
period 2006-03-25
SPARTAN STORES INC
filed 2006-05-19
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 25, 2006.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission File Number:  000-31127

SPARTAN STORES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction) of Incorporation or Organization)	38-0593940 (I.R.S. Employer Identification No.)

850 76th Street, S.W. P.O. Box 8700 Grand Rapids, Michigan (Address of Principal Executive Offices)	49518-8700 (Zip Code)

Registrant's telephone number, including area code: (616) 878-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	No X

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Large accelerated filer	Accelerated filer X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No X

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on The NASDAQ Stock Market on September 9, 2005 (which was the last trading day of the registrant's second quarter in the fiscal year ended March 25, 2006) was $218,043,959.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, no par value, outstanding as of May 12, 2006:  21,024,184 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Part II, Item 5 and Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for Annual Meeting to be held August 16, 2006

Forward-Looking Statements

          The matters discussed in this Annual Report on Form 10-K include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans," "believes," "estimates," "intends," is "optimistic" or "confident" that a particular occurrence "will," "may," "could," "should" or "will likely" result or that a particular event "will," "may," "could," "should", or "will likely" occur or "continue" in the future, that the "outlook" or "trend" is toward a particular result or occurrence, that a development is a "priority" or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to strengthen our retail-store performance; maintain or grow sales; respond successfully to competitors, maintain or increase gross margin; maintain and improve customer and supplier relationships; reduce operating costs; sell on favorable terms assets classified as held for sale; generate cash; continue to meet the terms of our debt covenants; and implement the other programs, plans, priorities, strategies, objectives, goals or expectations described in this Annual Report, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed in the "Risk Factors" discussion in Item 1A of this Annual Report.

          This section and the discussion contained in Item 1A, "Risk Factors," of this report, which is incorporated here by reference, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information that we obtain after the date of this Annual Report.

PART I
Item 1.	Business

Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating in Michigan, Ohio and Indiana. We operate two primary business segments: Distribution and Retail. We are the tenth largest wholesale distributor to supermarkets in the United States and the largest wholesale distributor to supermarkets in Michigan. Our distribution and retail operations hold a combined #1 or #2 market share in many of the key Michigan markets we serve. For the fiscal year ended March 25, 2006 ("fiscal 2006"), we generated net sales of $2.0 billion.

          Established in 1917 as a cooperative grocery distributor, Spartan Stores converted to a for-profit business corporation in 1973. In January 1999, we began to acquire retail supermarkets in our focused geographic regions. In August 2000, our common stock became listed on The NASDAQ Stock Market under the symbol "SPTN." Today, with approximately 7,500 employees, Spartan Stores distributes a wide variety of products to over 350 independent supermarkets and operates 70 conventional supermarkets and 19 deep-discount food and drug stores.

          In fiscal 2005, Spartan Stores established four key management priorities that focused on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Distribution and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities were:
•

Distribution sales growth:  Focus on penetration of existing customers, attract new customers due to competitive activities, continue to refine our specialty goods offering, and share "best retail practices" with customers to drive growth.

•

Retail sales growth:  Leverage investments in fuel centers and pharmacy operations to drive adjacent supermarket comparable sales, continue the rollout of category management initiatives, specifically focusing on perishables offerings, and continue with our capital plan focusing on remodels, adjacent acquisitions, expansions and new stores to fill in existing markets when available.

•

Margin enhancement:  Continue focus on retail shrink improvement, increase penetration of private label programs, improved offerings in our perishables department, and continue to focus on improving the cost of merchandise through vendor partnerships.

•	SG&A expense cost containment: Continue to focus on cost reductions and efficiencies to help offset inflationary pressures on SG&A expenses.

          We believe significant progress has been made towards achieving these long-term priorities in fiscal 2005 and 2006 and we will continue to focus on these items as we move forward.

Distribution Segment

          Our Distribution segment provides a selection of approximately 42,000 stock-keeping units (SKU's), including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy, and health and beauty care items to over 350 independent grocery stores and our 89 corporate-owned stores. In addition, we offer approximately 2,800 private label grocery and general merchandise items. Total revenues from our Distribution segment, including shipments to our corporate-owned stores, were $1.6 billion for fiscal 2006.

          Customers.  Our Distribution segment supplies a diverse group of independent grocery store operators that range from a single store to supermarket chains with as many as 21 stores and our corporate-owned stores. Pricing to our customers is generally based upon a "cost plus" model for grocery, frozen, dairy, pharmacy and health and beauty care items and a "variable mark-up" model for meat, deli, bakery, produce, seafood, floral and general merchandise products.

          Our Distribution customer base is very diverse, with no single customer exceeding 12% of Distribution net sales, excluding corporate-owned stores. Our five largest Distribution customers (excluding corporate-owned stores) accounted for approximately 32% of our fiscal 2006 Distribution net sales. In addition, approximately 58% of

Distribution net sales, including corporate-owned stores, are covered under supply agreements with our Distribution customers.

          Distribution Functions.  Our Distribution business utilizes approximately 1.9 million square feet of warehouse, distribution and office space. We supply our independent Distribution customers and our corporate-owned stores from our distribution centers located in Grand Rapids and Plymouth, Michigan. We believe that our distribution facilities are strategically located to efficiently serve our customers. We are continually evaluating our inventory movement and assigning SKU's to appropriate facilities within our distribution centers to reduce the time required to pick products. During fiscal 2006, we implemented voice-activated selection technology in three of our warehouse facilities and expect to add this capability to the last warehouse facility in fiscal 2007. This technology will significantly improve inventory selection accuracy and will enable better management of warehouse inventory by allowing for "real time" tracking.

          Also in fiscal 2006, we reconfigured and reallocated existing facility space in our perishables warehouse, which gives us the ability to accommodate additional volume and variety of produce business. One of the key changes is the replacement of older banana ripening equipment with new equipment that utilizes the latest technology. These changes will enhance the quality of the produce we offer the consumer and will enable our distribution customers and corporate-owned stores the opportunity to offer increased variety, especially in the organics, value-added salads and pre-cut fruits and vegetables categories.

          To supply our Distribution customers, we operate a fleet of approximately 100 tractors, 200 conventional trailers and 175 refrigerated trailers, substantially all of which are leased. In fiscal 2006, as part of a three-year effort to upgrade the fleet, we replaced 32 tractors. We expect to continue investing capital into developing the fleet as our wholesale distribution business expands. The new units have more logo visibility and should allow us to reduce vehicle maintenance costs. Also in fiscal 2006, we implemented a new in-bound scheduling system that centralizes the scheduling function, and should allow us to further reduce costs.

          Additional Services.  We also offer and provide many of our independent Distribution customers with value-added services, including:
•	Site identification and market analyses	•	Coupon redemption
•	Store planning and development	•	Product reclamation
•	Marketing, promotion and advertising	•	Printing
•	Technology and information services	•	Merchandising
•	Accounting and tax preparation	•	Real estate services
•	Human resource services	•	Construction management services

Retail Segment

          On March 27, 2006, we acquired certain assets and assumed certain liabilities related to 20 stores of D&W Food Centers, Inc. and D&W Associate Resources, LLC (together "D&W"). We continue to operate 16 of the 20 locations. This acquisition positions us as the leading conventional supermarket operator in the metro Grand Rapids, Michigan market and is expected to provide significant synergies to our operations. Our Retail segment now operates 70 retail supermarkets and 19 deep-discount food and drug stores predominantly in midsize metropolitan, tourist and lakeshore communities of Michigan and Ohio. Our retail supermarkets are operated under the banners Family Fare Supermarkets, Glen's Markets and D&W Fresh Markets and our 19 deep-discount food and drug stores operate under the banner The Pharm.

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

          Our 70 retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. Forty of our supermarkets also offer pharmacy services. In addition to nationally advertised products, the stores carry private label items, including our Spartan brand, President's Choice, Aroma Street Bakery and three private label brands that result from our strategic relationship with Topco Associates LLC: Top Care, a health and beauty care brand label, Valu Time, a value brand label, and Full Circle, a natural and organic brand label. These private label items provide above-average retail margins and we believe they help generate increased customer loyalty. See "Marketing and Merchandising-Corporate Brands." Our retail supermarkets range in size from approximately 20,000 to 62,000 total square feet and average approximately 40,000 total square feet per store.

          Our 19 deep-discount food and drug stores, which operate under the banner The Pharm, offer a unique combination of a full-service pharmacy, general merchandise products and basic food offerings. These stores operate under a deep discount format that emphasizes everyday low prices that are very competitive with supercenter offerings and are less than those of a traditional supermarket or drug store. The Pharm stores range in size from approximately 17,000 to 37,000 total square feet and average approximately 28,000 total square feet per store.

          During fiscal 2006, we opened 3 fuel centers in Michigan operating under the banners Family Fare Quick Stop and Glen's Quick Stop. We now operate a total of 6 fuel centers. These fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of immediately consumable products. Our prototypical Quick Stop stores are approximately 900 square feet in size and are located adjacent to our supermarkets. We expect that the location of the fuel center, along with cross-merchandising initiatives, will attract customers to the adjacent supermarket, resulting in increased supermarket sales. We are planning to open several additional fuel centers over the next two years. We also plan to include fuel centers with certain acquired stores and any newly constructed stores, where possible.

          We acquired our stores as a result of seven acquisitions from January 1999 to March 2006. The following chart details the changes in the number of our retail stores over the last five fiscal years:
Fiscal Year	Number of Stores at Beginning of Fiscal Year	Number of Stores Acquired or Added During Fiscal Year	Number of Stores Closed or Sold During Fiscal Year		Number of Stores at End of Fiscal Year

2002	127	-	-		127
2003	127	3	28	*	102
2004	102	-	27	*	75
2005	75	-	-		75
2006	75	-	2		73

*  Represents closure/sale of Foodtown stores. See "Discontinued Operations" in Item 7.

          On March 27, 2006, we acquired 16 operating stores from D&W Food Centers, Inc. bringing our total number of stores to 89. See further discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to Consolidated Financial Statements included in Item 8.

          During fiscal 2006, we reset and/or performed limited remodels on nine of our stores, which brings the total number of stores that have been reset and/or remodeled in the last three years to 59, and began remodels/resets on six of our newly-acquired D&W stores. During fiscal 2007, we plan to reset and/or perform remodels on 10 to 20 additional stores, including the six D&W stores, and begin construction on one to two new stores and four new fuel centers. Capital expenditures, including remodeling, but excluding new stores and fuel centers, are expected to approximate $15 million to $20 million per year as we continually maintain and update our store base. We evaluate proposed retail projects based on demographics and competition within each market, and prioritize projects based on their expected returns on investment. Approval of proposed capital projects requires a projected internal rate of return that meets or exceeds our policy; however, we may undertake projects that do not meet this standard to the extent they represent required maintenance or necessary infrastructure improvements. We believe that focusing on such measures provides us with an appropriate level of discipline in our capital expenditures process.

Operating Segment Financial Data

          More detailed information about our operating segments may be found in Note 12 to the consolidated financial statements included in Item 8, which is herein incorporated by reference. All of our sales and substantially all of our assets are in the United States of America.

Discontinued Operations

          Our former convenience distribution operations, insurance operations and certain of our retail, Distribution and real estate operations have been recorded as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, for all years presented all information in this Annual Report on Form 10-K have been adjusted and the discontinued operations information is excluded, unless otherwise noted.

Convenience Distribution Operations

          Discontinued convenience distribution operations consists of the former operations of our subsidiaries: United Wholesale Grocery Company, L&L/Jiroch Distributing Company and J.F. Walker Company.

Insurance Operations

          At March 25, 2006, we had approximately $1.7 million in insurance reserves for open claims liabilities related to policies that were not ceded (transferred) to an unrelated third party. We will remain obligated under these policies until all claims are closed. We have retained an independent third party administrator to manage these claims.

Retail Operations

          Discontinued retail operations consist of 59 stores, including all former Food Town stores.

Distribution Operations

          Discontinued Distribution operations consist of our Toledo, Ohio distribution centers that were consolidated into our Michigan facilities during the fourth quarter of fiscal 2003. Spartan Stores continues to distribute to its The Pharm stores in Ohio from its distribution facilities in Michigan.

Real Estate Operations

          Discontinued real estate operations include properties either held for sale or previously sold.

Marketing and Merchandising

          General.  Our Distribution and Retail segments use combined marketing and merchandising departments to effectively leverage the use of category management principles. Our Distribution segment pursues incremental sales to existing and prospective customers by partnering with them to satisfy their consumers' needs. Our Retail segment's marketing and merchandising strategies are consumer driven programs in keeping with the implementation of improved category management practices.

          With the efficiencies created from combining these functions and by partnering with our vendors to develop more robust category management, we have been able to more effectively develop and roll out our merchandising programs, which has aided our ability to increase our sales and earnings. We have and will look to expand these offerings and partner with our independent customers over time to continue to realize incremental benefits.

          As we expand our service offerings, we believe that we differentiate ourselves from our competitors by offering a full set of services, from our specialty warehouse in our Distribution segment to the addition of fuel centers in our "neighborhood market" retail stores. In addition, during fiscal 2006 we began a fresh food initiative in our Distribution segment, with a focus on produce, that will allow us to accommodate current and forecasted new produce customers, enhance the quality of the fruit we offer the consumer, and enable our distribution customers and corporate-owned stores to offer increased variety in certain product categories. We expect to leverage this investment going forward in anticipation of higher incremental produce sales volumes from new customers and expanded contracts with existing customers.

          Corporate Brands.  We currently market and distribute approximately 2,800 private label brand items including our Spartan brand, President's Choice, Aroma Street Bakery and three private label brands that result from our strategic relationship with Topco Associates LLC: Top Care, a health and beauty care brand label, Valu Time, a value brand label, and Full Circle, a natural and organic brand label.

          During fiscal 2004, we began the process of reenergizing our Spartan brand and rolled out an award-winning redesigned label and many new product categories. Conversion to the redesigned label continued throughout fiscal 2005 and 2006 and is now being used on all of our private label products. We believe the new label has been well received by consumers and that this brand is one of the most valuable strategic assets of the Company. We expect the brand repositioning to lead to increased penetration with corporate-owned stores and distribution customers.

Competition

          Our Distribution and Retail segments operate in highly competitive markets, which typically result in low profit margins for the industry as a whole. Our Distribution and Retail segments compete with, among others, regional and national grocery distributors, independently owned retail grocery stores, large chain stores that have integrated wholesale and retail operations, mass merchandisers, limited assortment stores and wholesale membership clubs, some of whom have greater resources than we do. The principal competitive factors in the retail grocery business include the location and image of the store; the price, quality and variety of the products; and the quality and consistency of service.

          We believe we have developed and implemented strategies and processes that allow us to remain competitive in our Retail segment. We monitor planned store openings by our competitors and have established proactive strategies to respond to new competition both before and after the competitive store opening. Strategies to combat competition vary based on many factors, such as the competitor's format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, twelve competitor supercenters opened in markets in which we operate corporate-owned stores. No additional openings are expected to occur during fiscal 2007 against our corporate-owned stores. As a result of these openings we believe the majority of our supermarkets compete with at least one supercenter.

          The primary competitive factors in the distribution business include price, product quality, variety and service. We believe our overall service level, defined as actual units shipped divided by actual units ordered, is among industry leading performance.

Seasonality

          Our sales and operating performance vary with seasonality. Our first and fourth quarters are typically our lowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected based on the timing of the Easter holiday, which results in a strong sales week. All quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. Many northern Michigan stores are dependent on tourism and therefore, most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months.

Suppliers

          We purchase products from a large number of national, regional and local suppliers of name brand and private label merchandise. We have not encountered any material difficulty in procuring or maintaining an adequate level of products to serve our customers. No single supplier accounts for more than 14% of our purchases. We continue to develop strategic relationships with key suppliers. We believe this will prove valuable in the development of enhanced promotional programs and consumer value perceptions.

Intellectual Property

          We own valuable intellectual property, including trademarks and other proprietary information, some of which, including "Spartan," "Family Fare," "Glen's," "D&W", "The Pharm" and other related marks, are of material importance to our business.

Technology

          We invest in technology as a means of maximizing the efficiency of our operations and improving service to our customers. Our focus has been to refine our reporting, business processes and data integrity to provide a base for continuous improvement and seemless information flow.

          Supply Chain.  During fiscal 2006, we deployed voice selection technology in 75% of our warehouses and plan to complete the rollout in fiscal 2007. We also deployed a network-based inbound transportation and appointment scheduling system for our distribution centers. Our customer website was enhanced with a new ordering system for use when ordering seasonal product. A new plan-o-gram management application was added for corporate stores and our independent retailers.

          Retail Systems.  During fiscal 2006, a new online ordering system was deployed in all corporate-owned stores in preparation for the implementation of perpetual inventory system and computer-assisted ordering. We installed six additional "self-checkout" systems in our retail supermarkets, with 10 additional installations planned for fiscal 2007. Our Electronic Payment and Point of Sale systems were further enhanced during fiscal 2006 with support for third-party gift cards. We also improved our inventory and markdown management systems by deploying additional automation tools for tracking transfers and returned product. We also began implementation of an improved front-end auditing system for our retail locations to further enhance our cash and shrink controls.

          Financial Systems.  We completed the consolidation of all retail financial functions into our standard financial software. With the completion of this project, all financial system functions are supported in a single software environment.

          Information Technology.  We continued to reduce infrastructure costs through consolidation of our computing and storage platforms.

Subsidiaries

          Our Distribution segment consists primarily of our wholly owned subsidiary, Spartan Stores Distribution, LLC. We operate our Retail segment primarily through two wholly owned subsidiaries, Family Fare, LLC and Seaway Food Town, Inc. and their respective subsidiaries.

Associates

          We currently employ approximately 7,500 associates, 4,100 of which are full-time and 3,400 of which are part-time.

          Unions represent approximately 16% of our associates. Contracts covering approximately 600 distribution center and transportation associates expire in October 2006. A contract covering an additional 160 distribution center and transportation associates will expire in April 2010. Contracts covering approximately 450 retail associates will expire between June 2006 and February 2009.

          We consider our relations with our union and non-union associates to be very good and have not had any material work stoppages in the last twenty years.

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
Item 1A.	Risk Factors

          The Company's business faces many risks. These risks include those described below and may include additional risks and uncertainties not presently known to the Company or risks that the Company currently deems immaterial or unlikely. If any of the events or circumstances described in the following risk factors occurs, the Company's financial condition or results of operations may suffer, and the trading price of the Company's common stock could decline. This discussion of risk factors should be read in conjunction with the other information in this Form 10-K Annual Report. All of our forward-looking statements are effected by the risk factors discussed in this item and this discussion of risk factors should be read in conjunction with the discussion of forward-looking statements which appears at the beginning of this report. This discussion of risk factors is not exhaustive, and we do not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

We operate in an extremely competitive industry. Many of our competitors are much larger than we are and may be able to compete more effectively.

          Our Distribution and Retail segments compete with, among others, regional and national grocery distributors, independently owned retail grocery stores, large chain stores that have integrated wholesale and retail operations, mass merchandisers, limited assortment stores and wholesale membership clubs, some of whom have greater resources than we do.

          This competition may result in reduced profit margins and other harmful effects on us and the independent retail grocery stores that we supply. Ongoing industry consolidation could result in our loss of customers that we currently supply and could confront our retail operations with competition from larger and better-capitalized chains in existing or new markets. We cannot assure you that we will be able to compete successfully in this environment.

Unfavorable changes in government regulation could harm our business.

          Like other companies that sell food, our stores are subject to various federal, state, local, and foreign laws, regulations, and administrative practices affecting our business. We must comply with numerous provisions regulating health and sanitation standards, facilities inspection, food labeling, equal employment opportunity, minimum wage, and licensing for the sale of food, drugs, and alcoholic beverages.

          We cannot predict the nature of future laws, regulations, interpretations, or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state, local, and foreign regulatory requirements would have on our future business. They could, however, require that we recall or discontinue sale of certain products, make substantial changes to our facilities or operations, or otherwise result in substantial increases in operating expense. Any or all of such requirements could have an adverse effect on our results of operations and financial condition.

Safety concerns regarding our products could harm our business.

          Concerns regarding the safety of food products sold by us could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply for some or all of their food needs, even if the basis for concern is outside of our control. Any loss of confidence on the part of our customers would be difficult and costly to re-establish. Any real or perceived issue regarding the safety of any food items sold by us, regardless of the cause, could have a substantial and adverse effect on our business.

We may not be able to implement our strategy of growth through acquisitions.

          Part of our growth strategy involves selected acquisitions of additional retail grocery stores or grocery store chains. We cannot assure you that we will be able to implement this part of our growth strategy or that it will be ultimately successful. We may not be able to identify suitable acquisition candidates in the future, complete acquisitions or obtain the necessary financing.

          Because we operate in the Distribution business, future acquisitions of retail grocery stores could result in us competing with our independent grocery store customers and could have adverse effects on existing business relationships with our distribution customers.

          The success of our retail store acquisitions will depend, in part, on whether we obtain the business synergies and related cost savings that we anticipated in connection with these transactions and any future acquisitions.

Our business is subject to risks from regional economic conditions and other factors in our markets.

          Our business is dependent upon the sale of groceries and related products to our customers. Most of our sales are to customers located in Michigan and Ohio. Adverse economic conditions or reduction in the populations of or the loss of purchasing power by residents in those areas could reduce the amount of groceries purchased, which could adversely affect our revenues and profitability. Further adverse developments in the automotive and auto supply industries in Michigan could have an additional adverse affect on purchasing power of our customers and prospective customers in some markets served by our retail stores and those of our distribution customers.

          Many of our retail grocery stores, as well as stores operated by our independent grocery store customers, are located in areas of northern Michigan that are heavily dependent upon tourism. Unseasonable weather conditions and higher fuel costs in these areas could result in decreased sales by our retail grocery stores and decreased sales to our distribution customers, adversely affecting our business.

A substantial number of our associates are covered by collective bargaining agreements.

          Certain of our associates, particularly those in our Distribution segment, are covered by collective bargaining agreements, most of which expire at various times over the course of the next four years. In future negotiations with labor unions, we expect that rising health care, pension and employee benefit costs, among other issues, will continue to be important topics of negotiation. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate acceptable contracts with labor unions. This could significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

Post-retirement obligations could increase future expenses.

          We contribute to several multi-employer pension plans based on obligations arising under collective bargaining agreements. These plans are not administered by or in any way controlled by us and we have relatively little control over the level of contributions we are required to make to these plans. We believe a number of these multi-employer plans are underfunded. As a result, we expect that contributions to these plans may increase. Additionally, the benefit levels and related issues will continue to create collective bargaining challenges. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan's underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, governmental regulations, the actual return on assets held in the plan, and the potential payment of a withdrawal liability if we choose to exit a market, among other factors.

          We maintain defined benefit retirement plans for substantially all of our employees that do not participate in multi-employer pension plans. Expenses associated with the defined benefit plans may significantly increase with changes to actuarial assumptions or investment returns on plan assets that are less favorable than projected.

Risks associated with insurance plan claims.

          We use a combination of insurance and self-insurance to provide for potential liabilities for workers' compensation, automobile and general liability, property insurance, director and officers' liability insurance, and employee health care benefits. The liabilities that have been recorded for these claims represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through March 25, 2006. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect ultimate settlements of claims.

Changes in vendor promotions or allowances, including the way vendors target their promotional spending, and our ability to effectively manage these programs could significantly impact our margins and profitability.

          We cooperatively engage in a variety of promotional programs with our vendors. As the parties assess the results of specific promotions and plan for future promotions, the nature of these programs and the allocation of dollars among them change over time. We carefully manage these programs in order to maintain or improve margins while at the same time increasing sales for us and for the vendors. A reduction in overall promotional spending, or a shift in promotional spending away from certain types of promotions that we and our distribution customers have historically utilized, could have a significant impact on profitability.

Unavailability of our data systems could harm our business.

          We have large, complex information technology systems that are important to our business operations. Although we have installed security programs and procedures, security could be compromised and systems disruptions could occur. This could result in a loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.
Item 1B.	Unresolved Staff Comments

          None.

Item 2.	Properties

Distribution Segment Real Estate

          The following table lists the location, approximate size and ownership of the facilities used in our Distribution segment.
Facilities	Location	Total Square Feet	Ownership

Dry grocery	Grand Rapids, MI	585,492	Owned
Perishables (refrigerated)	Grand Rapids, MI	306,522	Owned
General merchandise	Grand Rapids, MI	232,700	Owned
General office (including print shop)	Grand Rapids, MI	127,323	Owned
General office	Maumee, OH	29,802	Owned
Transportation and salvage	Grand Rapids, MI	78,760	Owned
Warehouse and office	Grand Rapids, MI	89,002	Leased
Dry grocery	Plymouth, MI	414,700	Leased
Total		1,864,301

Retail Segment Real Estate

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our retail supermarkets and deep-discount food and drug stores:
Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership

Family Fare Supermarkets	26*	Western Michigan	1,093,695	42,065	Leased

Glen's Markets	34	Northern and Central Michigan	1,216,716	35,786	Leased

D&W Fresh Markets	10*	Western Michigan	476,339	47,634	Leased

The Pharm	16	Northwestern and Central Ohio	450,834	28,177	Leased

The Pharm	3	Northwestern and Central Ohio and Southeastern Michigan	77,897	25,966	Owned
Total	89		3,315,481	37,253

*  Six of the Family Fare Supermarkets and all of the D&W Fresh Markets were acquired in Fiscal 2007. Total square footage of the acquired stores is 718,426 and the average store size is 44,902 square feet.

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our fuel centers:
Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership

Family Fare Quick Stop	2	Western Michigan	1,880	940	Land lease

Family Fare Quick Stop	2	Western Michigan	5,093	2,547	Owned

Glen's Quick Stop	2	Northern Michigan	3,754	1,877	Land lease

Total	6		10,727	1,788

Item 3.	Legal Proceedings

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

          No matters were submitted to a vote of Spartan Stores' shareholders during the fourth quarter of fiscal 2006 through the solicitation of proxies or otherwise.

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

          Spartan Stores' common stock is traded on the National Market System of The NASDAQ Stock Market under the trading symbol "SPTN."

          Stock sale prices are based on transactions reported on The NASDAQ Stock Market. Information on quarterly high and low sales prices for Spartan Stores' common stock appears in Note 13 to the consolidated financial statements and is incorporated herein by reference. At May 12, 2006 there were approximately 595 shareholders of record of Spartan Stores' common stock.

          During fiscal 2004 and 2005, we did not pay any dividends. During fiscal 2006, the board of directors approved a change to the Company's dividend policy. Under the new policy, the Company paid a quarterly cash dividend of $0.05 per common share in the fiscal 2006 fourth quarter. Under its senior revolving credit facility, the Company is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions or share repurchases, do not exceed $15.0 million. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors at its discretion. The ability of the board of directors to continue to declare dividends will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

          The information required by Item 201(d) of Securities and Exchange Commission Regulation S-K is incorporated herein by reference from the table entitled "Equity Compensation Plans" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2006.

          The following table provides information regarding the Company's purchases of its own common stock during the fourth quarter. The Company has no public stock repurchase plans or programs. All transactions reported are with associates under stock compensation plans. These include: (1) shares of Spartan Stores, Inc. stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares withheld to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. Under the Company's employee stock compensation plans, the value of the shares delivered or withheld is the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share

Period 1 (January 1 - 28, 2006)
Employee Transactions	-	-

Period 2 (January 29 - February 25, 2006)
Employee Transactions	63,955	$ 11.61

Period 3 (February 26 - March 25, 2006)
Employee Transactions	6,111	$ 12.65

Total for Fourth Quarter ended March 25, 2006	70,066	$ 11.70

Item 6.	Selected Financial Data

          The following table provides selected historical consolidated financial information of Spartan Stores. The historical information was derived from our audited consolidated financial statements as of and for each of the five fiscal years ended March 30, 2002 through March 25, 2006. As noted elsewhere in this Form 10-K, for all years presented, all information in this Form 10-K has been adjusted for the reclassification of discontinued operations information, unless otherwise noted. See Note 4 to the consolidated financial statements in Item 8 for additional information on discontinued operations.

(In thousands, except per share data)
	Year Ended
	March 25, 2006	March 26, 2005	March 27, 2004	March 29, 2003	March 30, 2002

Statements of Earnings Data:
Net sales	$2,039,926	$2,043,187	$2,054,977	$1,975,677	$2,112,599
Cost of sales	1,657,742	1,656,516	1,679,478	1,612,142	1,719,257
Gross margin	382,184	386,671	375,499	363,535	393,342
Selling, general and administrative expenses	344,095	349,174	362,937	354,182	361,019
Provision for asset impairments and exit costs (A)	1,057	-	-	47,711	1,030
Operating earnings (loss)	37,032	37,497	12,562	(38,358)	31,293
Interest expense	7,669	9,315	13,146	17,322	17,250
Debt extinguishment (B)	-	561	8,798	-	-
Other, net	(1,306)	(924)	(275)	(730)	(2,934)
Earnings (loss) before income taxes, discontinued operations and cumulative effect of a change in accounting principle	30,669	28,545	(9,107)	(54,950)	16,977
Income taxes	10,307	8,682	(3,187)	(19,159)	5,476
Earnings (loss) from continuing operations	20,362	19,863	(5,920)	(35,791)	11,501
Loss from discontinued operations, net of taxes (C)	(2,190)	(1,037)	(778)	(51,164)	(1,654)
Cumulative effect of a change in accounting principle, net of taxes	-	-	-	(35,377)	-
Net earnings (loss)	$18,172	$18,826	$(6,698)	$(122,332)	$9,847

Basic weighted average shares outstanding	20,796	20,439	20,016	19,896	19,549
Basic earnings (loss) from continuing operations per share	$0.98	$0.97	$(0.30)	$(1.80)	$0.59
Basic earnings (loss) per share	0.87	0.92	(0.33)	(6.15)	0.50
Cash dividends per share	0.05	-	-	-	-

Balance Sheet Data:

Total assets	$378,597	$384,457	$392,864	$556,306	$760,591
Property and equipment, net	115,178	108,879	108,437	120,072	266,423
Working capital	20,736	30,258	38,125	87,164	115,631
Long-term obligations	64,015	91,946	124,616	183,817	295,213
Shareholders' equity	145,417	125,410	105,667	109,632	231,492

(A)	See Note 5 to Consolidated Financial Statements
(B)	See Note 6 to Consolidated Financial Statements
(C)	See Note 4 to Consolidated Financial Statements

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan, Ohio and Indiana.

          We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, frozen and perishable items to over 350 independently owned grocery stores and 89 corporate-owned stores. Our Retail segment operates 70 retail supermarkets in Michigan under the banners Family Fare Supermarkets, Glen's Markets and D&W Fresh Markets, 19 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm, and 6 fuel centers in Michigan under the banners Family Fare Quick Stop and Glen's Quick Stop. Sixteen of our supermarkets were acquired early in Fiscal 2007. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores. Our deep-discount food and drug stores offer a unique combination of full-service pharmacy, general merchandise products and basic food offerings.

          Our sales and operating performance vary with seasonality. Our first and fourth quarters are typically our lowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected based on the timing of the Easter holiday, which results in a strong sales week. All quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. Many northern Michigan stores are dependent on tourism and, therefore, most affected by seasons and weather patterns, including, but not limited to, the temperature and rainfall during the summer months, and to a lesser extent, snowfall during the winter months.

          On March 27, 2006, we acquired certain assets and assumed certain liabilities of sixteen operating and four non-operating supermarkets from D&W Food Centers, Inc. and D&W Associate Resources, LLC (together "D&W"), a privately held Grand Rapids, Michigan-based retail grocery operator with 20 retail stores located in West Michigan. Under the terms of the Purchase Agreement, we assumed leases at 20 stores and acquired leasehold improvements, inventories and certain other operating assets associated with those stores, D&W trademarks, trade names and intangibles, and certain other property for a purchase price of $47.9 million in cash. The acquisition has been financed with borrowings on our senior secured revolving credit facility.

          In fiscal 2005, we established four key management priorities that focused on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Distribution and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities were:
1.

Distribution sales growth: Focus on penetration of existing customers, attract new customers due to competitive activities, continue to refine our specialty goods offering and share "best retail practices" with customers to drive growth.

2.

Retail sales growth: Leverage investments in fuel centers and pharmacy operations to drive adjacent supermarket comparable sales, continue the rollout of category management initiatives, specifically focusing on perishables offerings and continue with our capital plan focusing on remodels, expansions, adjacent acquisitions and new stores to fill in existing markets when available.

3.

Margin enhancement: Continued focus on retail shrink improvement, increased penetration of private label programs, improved offerings in our perishables department and continue to focus on improving the cost of merchandise through vendor partnerships.

4.	SG&A expense cost containment: Continue to focus on cost reductions and efficiencies to help offset inflationary pressures on SG&A expenses.

Significant progress has been made towards achieving these longer-term priorities in fiscal 2006 and we continue to remain focused on these priorities, as well as integrating our recent retail acquisition.

          The matters discussed in this Item 7 include forward-looking statements. See "Forward-Looking Statements" at the beginning and "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Operations as a percentage of net sales and the year-to-year percentage change in dollar amounts:
	Percentage of Net Sales			Percentage Change
	March 25, 2006	March 26, 2005	March 27, 2004	2006/2005	2005/2004
Net sales	100.0	100.0	100.0	(0.2)	(0.6)
Gross margin	18.7	18.9	18.3	(1.2)	3.0
Selling, general and administrative expenses	16.8	17.1	17.7	(1.5)	(3.8)
Provision for asset impairments and exit Costs	0.1	-	-	*	-
Operating earnings	1.8	1.8	0.6	(1.2)	198.5
Other income and expenses	0.3	0.5	1.0	(28.9)	(58.7)
Earnings (loss) before income taxes and discontinued operations	1.5	1.3	(0.4)	7.4	*
Income taxes	0.5	0.4	(0.1)	18.7	*
Earnings (loss) from continuing operations	1.0	0.9	(0.3)	2.5	*
Loss from discontinued operations, net of taxes	(0.1)	(0.0)	(0.0)	111.2	33.3
Net earnings (loss)	0.9	0.9	(0.3)	(3.5)	*

*  Percentage change is not meaningful

          Results of Continuing Operations for the Fiscal Year Ended March 25, 2006 Compared to the Fiscal Year Ended March 26, 2005

          Net Sales.  Net sales decreased $3.3 million, or 0.2%, from $2,043.2 million in fiscal 2005 to $2,039.9 million in fiscal 2006. Higher sales in the Distribution segment to new and existing customers and increased fuel center sales were offset by lower retail segment sales due to closed stores, the sale of a retail-store joint venture, the shift in the Easter holiday sales to fiscal 2007 and an increase in competitive store openings during fiscal 2006 and fiscal 2005.

          Net sales in our Distribution segment, after intercompany eliminations, increased $35.2 million, or 3.1%, from $1,120.6 million to $1,155.9 million primarily due to new customer sales of $21.9 million and increased sales to existing customers of $17.7 million, net of a shift in the timing of the Easter holiday, partially offset by the transition of a distribution customer to a new supplier of $4.4 million.

          Net sales in our Retail segment decreased $38.5 million, or 4.2%, from $922.6 million to $884.0 million. The sales decline included reductions of $15.2 million from the sale of a retail-store joint venture, $11.4 million from two closed stores, and $3.0 million from the shift in the Easter holiday. The influence of higher energy costs on consumer spending and the 6 competitor retail store openings during fiscal 2006, coupled with the four competitive openings in fiscal 2005, also contributed to the sales decline. Partially offsetting these items were higher fuel sales of $18.0 million and new in-store pharmacy sales. Comparable store sales decreased by 1.8%, including the positive contribution of 1.5% by fuel center sales, partially offset by 0.7% for the shift in the Easter holiday.

          During the past three fiscal years, twelve competitor supercenters opened in markets where we operate corporate-owned stores. We do not expect any additional openings in our corporate-owned store markets during fiscal 2007. We believe that the new competitor supercenter openings which are expansions of existing discount stores or in markets already served by a supercenter, our improved marketing and merchandising practices and the continued weakening of conventional food competitors will allow us to sustain our growth, but at rates closer to industry averages.

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

          Gross margin decreased by $4.5 million, or 1.2%, from $386.7 million to $382.2 million. As a percent of net sales, gross margin decreased from 18.9% to 18.7%. The gross margin rate decline was primarily due to a higher concentration of distribution and fuel sales in fiscal 2006. We expect to continue to add supermarket fuel centers, which generate lower profit margins but significant sales.

          Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, advertising, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses decreased $4.0 million, or 1.2%, from $349.2 million to $345.2 million, and were 16.9% of net sales compared to 17.1% last year. The decrease in SG&A is due primarily to the following:
•	The sale of a single-store joint venture which had SG&A expenses of $4.2 million
•	Reduced store labor costs of $2.5 million due to productivity improvements and $1.2 million due to lower sales
•	Lower advertising expenses of $1.0 million
•	The closure of two The Pharm stores which decreased SG&A by $0.8 million
•	Reduced Michigan Single Business Tax of $0.9 million at the Distribution segment primarily due to the favorable conclusion of an audit
•	Reduced depreciation and amortization of $0.7 million primarily due to the completion of depreciable lives on a large number of acquisition-related store assets purchased more than five years ago
•	A contract termination payment received of $0.6 million

          These decreases are largely offset by the following:
•	Increased utilities expense of $1.9 million
•	Legal and professional fees associated with the conclusion of the review of strategic alternatives and a contract dispute resolution of $1.4 million
•	The termination and penalty payments received in the prior year from a former Distribution customer of $1.3 million
•	Increases in compensation and benefits of $1.0 million due to increases in sales volume at the Distribution segment
•	The costs of operating additional fuel centers of $1.0 million
•	Increased transportation fuel costs of $1.0 million
•	Increased credit card fees of $0.7 million

          Provision for Asset Impairments and Exit Costs.  Asset impairments and exit costs, included in SG&A expenses above, were $1.1 million for fiscal 2006. An asset impairment charge of $0.3 million was incurred related to banana ripening equipment that was replaced. We upgraded this equipment to the latest technology and expanded our produce storage facility in anticipation of higher incremental produce sales volumes from new customers and expanded contracts with existing customers. We also increased the exit cost reserve $0.5 million due to changes in real estate market conditions and recorded a $0.3 million charge for the closure of two The Pharm stores.

          Interest Expense.  Interest expense decreased $1.6 million, or 17.7%, from $9.3 million to $7.7 million, and was 0.4% of net sales compared to 0.5% last year due to lower total average borrowings partially offset with market driven rate increases. Total average borrowings decreased $31.6 million from $111.8 million to $80.2 million as a result of debt repayments resulting primarily from cash flow from operations and the use of our net operating loss tax carryforward.

          The weighted average interest rate, including financing fee amortization, increased to 9.56% for fiscal 2006 from 8.33% for fiscal 2005.

          Debt Extinguishment.  We recorded a $0.6 million non-cash charge for the write-off of unamortized financing fees during the third quarter of fiscal 2005 as result of refinancing activities.

          Other, net.  Other, net increased $0.4 million, from $0.9 million to $1.3 million. Fiscal 2006 included a gain on the sale of land of $1.4 million and fiscal 2005 included a gain of $0.8 million on the sale of a single store joint venture.

          Income Taxes.  The effective tax rate is 33.6% and 30.4% for fiscal 2006 and fiscal 2005, respectively. Companies are regularly audited by federal and state tax authorities, which may result in proposed assessments or adjustments. During the fourth quarter of fiscal 2005, the Internal Revenue Service concluded its audit of the fiscal 2001 through 2003 tax returns. As a result of the audit, we released $2.0 million in tax reserves that were no longer required with respect to those years, of which $1.3 million is reflected in continuing operations and reduced our effective tax rate to 30.4% for fiscal 2005. The remaining $0.7 million is included in the Loss from discontinued operations on the Consolidated Statements of Operations.

          Results of Continuing Operations for the Fiscal Year Ended March 26, 2005 Compared to the Fiscal Year Ended March 27, 2004

          Net Sales.  Net sales decreased $11.8 million, or 0.6%, from $2,055.0 million in fiscal 2004 to $2,043.2 million in fiscal 2005.

          Net sales in our Distribution segment, after intercompany eliminations, decreased $11.8 million, or 1.0%, from $1,132.4 million to $1,120.6 million primarily due to the transition of two distribution customers to new suppliers of $15.4 million, a lower than anticipated conversion rate from the change in our deli and bakery program from a jointly managed program to a warehouse supported program of $21.5 million and lower other direct sales to customers of $8.3 million. These decreases were partially offset by new customer sales of $22.8 million, a shift in timing of the Easter holiday and increased prescription drug program sales.

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

          Comparable store sales at our The Pharm deep-discount food and drug stores decreased 5.7% in fiscal 2005. The sales decreases were primarily due to lower prescription sales as a result of the UAW mail-order mandate and the resulting effect on front-end sales. Also contributing to the decrease were the strong sales gains recorded in the prior year due to aggressive promotions and the cycling of customers from the previous year's Food Town store closings. On a two-year basis, which we believe more appropriately reflects the long-term effect of our retailing strategies, comparable store sales at our deep-discount food and drug stores increased 2.8%.

          Gross Margin.  Gross margin increased by $11.2 million, or 3.0%, from $375.5 million in fiscal 2004 to $386.7 million in fiscal 2005. As a percent of net sales, gross margin increased from 18.3% to 18.9%. The gross margin improvement was primarily due to improved buying practices resulting from our category management improvements at both segments, a $3.7 million non-cash inventory charge in the fourth quarter of fiscal 2004 related to the implementation of a stock ledger and margin management system and a $2.3 million favorable supply contract settlement in the third quarter of fiscal 2005 related to pricing on purchases during the previous three years, including $0.6 million attributable to fiscal 2005.

          Selling, General and Administrative Expenses.  SG&A expenses decreased $13.8 million, or 3.8%, from $362.9 million in fiscal 2004 to $349.2 million in fiscal 2005, and were 17.1% of net sales compared to 17.7% in the previous year. The decrease in SG&A is due to the following:
•

Reduced depreciation and amortization of $5.2 million, primarily at the Retail segment due to the completion of depreciable lives on a large number of acquisition-related store assets purchased more than five years ago

•	Reduced labor costs of $5.0 million at the Retail segment driven primarily by operating efficiencies
•	Reduced bad debt expense due to improved collection systems and procedures and recoveries of $0.8 million
•	Receipt of termination and penalty payments from a former Distribution customer of $1.3 million
•	A non-recurring $1.4 million charge in the fiscal 2004's first quarter related to the retirement distribution to the former Chief Executive Officer
•	Severance costs of $1.4 million associated with corporate staff reductions in fiscal 2004

          These decreases are partially offset by increases in employee benefit and transportation costs, including the reinstatement of service credits for the cash balance pension plan during fiscal 2005 and increased fuel costs in our Distribution segment.

          Interest Expense.  Interest expense decreased $3.8 million, or 29.1%, from $13.1 million in fiscal 2004 to $9.3 million in fiscal 2005, and was 0.5% of net sales in fiscal 2005 compared to 0.6% in fiscal 2004 due to lower interest rates resulting from the amendment of our senior secured revolving credit facility ("credit facility") and the resulting repayment of the supplemental secured credit facility. See additional discussion in "Liquidity and Capital Resources," below. Total average borrowings decreased to $111.8 million from $174.6 million as a result of debt repayments primarily generated from the divestiture of non-core business activities and cash flow from operations.

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

          Debt Extinguishment.  We recorded a non-cash pre-tax charge of $0.6 million and $8.8 million during the third quarters of fiscal 2005 and 2004, respectively, for unamortized bank fees associated with previous financing activities.

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

Discontinued Operations

          Convenience Distribution Operations

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

          Insurance Operations

          At March 25, 2006, we had approximately $1.7 million remaining in insurance reserves for open claim liabilities related to policies that were not ceded (transferred) to an unrelated third party. We will remain obligated under these policies until all claims are closed and we have retained an independent third party administrator to manage these claims. We have not issued policies since December 31, 2001 and retain liability only for those policies issued prior to September 1, 2000. In fiscal 2005, a $1.2 million credit was recorded based upon better than anticipated claims results, which resulted in lower actuarial determined liabilities. Net loss from the insurance operations from the measurement date, January 2001, to March 25, 2006 totaled $1.8 million.

          Retail Operations

          During fiscal 2003, we closed 15 retail stores and announced the closing of 13 of its Food Town retail stores principally located in Toledo, Ohio and outlying areas with the remaining 26 Food Town stores to be sold or closed. During fiscal 2004, we completed the sale of 24 Food Town stores for net proceeds of $42.1 million. Stores not sold were closed.

          We anticipate that we will be subject to a partial withdrawal liability from a multi-employer pension plan related to the 2003 closures of certain of our discontinued Food Town stores when a final determination is made after June 30, 2006. Recent estimates provided by the trustees of the multi-employer pension plan indicate that there will be an underfunded liability which we believe to have resulted from a change in actuarial assumptions, investment performance, other employers' withdrawals, or a combination of these factors, occurring subsequent to the closure of these stores. We intend to challenge such a determination prior to settling the partial withdrawal liability when assessed after June 2006. We have estimated our liability based on available preliminary information and recorded an after-tax charge of approximately $1.1 million in Discontinued Operations in the third quarter of fiscal 2006.

          Distribution Operations

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

          Discontinued operations generated sales of $320.0 million in fiscal 2004. There were no sales in fiscal 2006 or fiscal 2005. Total assets of discontinued operations were $6.1 million at March 25, 2006 and March 26, 2005.

          For all years presented, the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and all related financial and nonfinancial disclosures in the notes to the consolidated financial statements in the Annual Report on Form 10-K have been adjusted and the discontinued operations information is excluded, unless otherwise noted.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, which are based on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Directors. Based on our ongoing review, we will make adjustments as we consider appropriate under the current facts and circumstances.

          We believe that the following represent the more critical estimates and assumptions used in the preparation of our consolidated financial statements.

          Goodwill.  In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is reviewed for impairment on an annual basis. Fair value is determined based on the discounted cash flows and comparable market values of the segment. Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on historical experience, current market trends and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures and a 3% long-term assumed growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based on recent sales data for existing operations and other factors. Based on our annual review during fiscal 2006, fiscal 2005 and fiscal 2004, no goodwill impairment charge was required to be recorded. No goodwill impairment charge would be required even if the current estimate of future discounted cash flows was 10% lower.

          Impairment of Long-Lived Assets Other Than Goodwill.  Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. No material impairments for long-lived assets to be held and used were determined to exist for fiscal 2006, fiscal 2005 and fiscal 2004.

          Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. During fiscal 2006, the Distribution segment recorded an asset impairment charge of $0.3 million related to banana ripening equipment that was replaced by upgraded equipment with the latest technology. During fiscal 2004, asset impairment charges of $0.9 million were recorded in discontinued operations, prior to provision for tax benefit of $0.3 million. Fair values are determined by independent appraisals, quotes or expected sales prices developed by internal licensed real estate professionals. Estimates of expected sales prices are judgments based upon our experience, knowledge of market conditions and current offers received. Changes in market conditions, the economic environment and other factors can significantly impact these estimates. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome.

          Exit Costs.  We record exit costs for closed stores that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the market in which the closed store is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the market in which the property is located, the results of previous efforts to sublease similar property and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. At March 25, 2006 exit costs of $15.3 million are recorded net of approximately $2.5 million of estimated sublease rentals. The following table provides the activity of exit costs for fiscal years 2006, 2005 and 2004:
(In thousands)	Lease and Ancillary Costs

Balance at March 29, 2003	$18,973
Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,578
Assumption of leases	3,347
Payments, net of interest accretion	(6,560)
Balance at March 27, 2004	18,338
Provision for lease and related ancillary costs, net of estimated sublease recoveries	1,400
Provision for pension withdrawal liability	1,700
Payments, net of interest accretion	(5,918)
Balance at March 26, 2005	15,520
Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,719
Provision for pension withdrawal liability	1,654
Payments, net of interest accretion	(4,576)
Balance at March 25, 2006	$15,317

          On March 27, 2006, Spartan Stores assumed lease obligations for 20 stores in conjunction with the D&W acquisition. The leases assumed included obligations for four closed stores, as well as, costs for expected future restructuring based upon anticipated events. The present value of future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease terms of $19.2 million were recorded on the date of acquisition.

          Pension.  Accounting for defined benefit cash balance pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The significant factors affecting our pension costs are the fair value of plan assets and the selection of key assumptions, including the expected return on plan assets, rate of compensation increases and discount rate used by our actuary to calculate our liability. We consider current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. Our discount rate is based on current investment yields on high quality fixed-income investments. The discount rate used to determine fiscal 2006 pension expense was 5.50%. A lower discount rate increases the present value of benefit obligations and increases pension expense. Expected return on plan assets is based on historical experience of the plan's portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target allocation mix is designed to meet our long-term pension requirements. For fiscal 2006, our assumed rate of return was 8.50%. Over the ten-year period ended March 25, 2006, the average return was approximately 9.50%. We maintained our rate of increases in compensation at 4.00%. While we believe the assumptions selected are reasonable, significant differences in our actual experience, plan amendments or significant changes in the fair value of our plan assets may materially affect our pension obligations and our future expense. A 1.0 point increase/decrease in the discount rate would have decreased/increased fiscal 2006 pension expense by $0.4 million. A 1.0 point increase/decrease in the expected return on plan assets would have decreased/increased fiscal 2006 pension expense by $0.3 million.

          The unfunded portion of our defined benefit plans was $5.5 million and $4.8 million for fiscal 2006 and fiscal 2005, respectively. The increase in the unfunded balance during fiscal 2006 is a result of an actuarial loss resulting from unfavorable plan experience compared to actuarial assumptions. Actual return on plan assets of 9.6% and company contributions approximated service and interest costs. Plan assets increased by 6.6% primarily due to market gains on assets and company contributions of $2.9 million partially offset by benefit payments during the year of $4.0 million. Pension expense was $2.1 million in fiscal 2006 and fiscal 2005.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for fiscal 2006, fiscal 2005 and fiscal 2004:

(In thousands)
	March 25, 2006	March 26, 2005	March 27, 2004
Net cash provided by operating activities	$54,746	$60,630	$28,139
Net cash used in investing activities	(27,983)	(21,784)	(10,283)
Net cash used in financing activities	(29,437)	(33,814)	(6,922)
Net cash used in discontinued operations	(4,551)	(3,404)	(20,988)

Net (decrease) increase in cash and cash equivalents	(7,225)	1,628	(10,054)
Cash and cash equivalents at beginning of year	14,880	13,252	23,306
Cash and cash equivalents at end of year	$7,655	$14,880	$13,252

          Net cash provided by operating activities decreased during fiscal 2006 primarily due to unfavorable changes in working capital related to certain operating assets and the timing of benefit accruals. The increase during fiscal 2005 was primarily due to increased earnings and favorable changes in working capital related to the timing of accounts payable and benefit accruals.

          As of March 25, 2006, we have available a Federal income tax net operating loss carryforward of approximately $27.9 million. As a result, no regular Federal income taxes have been paid in fiscal 2006, however, we did pay approximately $0.2 million in Alternative Minimum Tax in Fiscal 2006. No Federal income taxes were paid in Fiscal 2005.

          Net cash used in investing activities increased in fiscal 2006 due to increased capital expenditure activity as our improved financial performance allowed us to reinvest in the business. Our Distribution and Retail segments utilized 40.0% and 60.0%, respectively, of our capital expenditure dollars. Expenditures were used for new equipment, software and store remodels and refurbishments. Under the terms of our credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. We are not currently governed by these restrictions, as discussed below.

          Net cash used in financing activities includes cash paid and received from our long-term borrowings, payment of financing fees associated with our new credit facilities and dividends paid. We continued to pay down long-term debt during fiscal 2006. Our current maturities of long-term debt at March 25, 2006 are $1.7 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash used in discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the payment of store exit cost reserves, insurance run-off claims and other liabilities. We expect the cash usage of our discontinued operations will be approximately $7.0 million to $8.0 million in fiscal 2007.

          Our principal sources of liquidity are cash flows generated from operations and our amended $225.0 million senior secured revolving credit facility. The credit facility matures December 2010, and is secured by substantially all of our assets. As of March 25, 2006, we had outstanding borrowings of $55.5 million on our credit facility. We had available borrowings of $112.9 million and maximum availability of $122.9 million at March 25, 2006, which exceeds the minimum excess availability levels, as defined in the credit agreement. On March 27, 2006, proceeds from our senior secured revolving credit facility of $47.9 million were used to acquire certain assets of D&W.

          Prior to amending our credit facility in the third quarter of fiscal 2006, we had a $215.0 million senior secured revolving credit facility. The amended credit facility increased to $225.0 million from its original $215.0 million, extended the maturity by two years, and includes a $15.0 million Term B loan as part of the total $225.0 million credit facility, which may be drawn at Spartan Stores' option through June 1, 2006, and thereafter with bank approval of the specific need for the draw.

          Also in fiscal 2006, as permitted by the amendment to our credit facility, our board of directors approved a change to our dividend policy and we paid a cash dividend of $0.05 per common share in the fourth quarter. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. The ability of the board of directors to continue to declare dividends will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

          Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include the maintenance of minimum EBITDA and maximum capital expenditures, as defined in the credit agreement. These covenants will not be effective as long as we maintain a minimum excess availability level, as defined in the credit agreement. The credit facility provides for the issuance of letters of credit of which $10.5 million were outstanding and unused as of March 25, 2006. Borrowings under the revolving credit portion of the facility bear interest at the London InterBank Offered Rate ("LIBOR") plus 1.50%, adjusted based upon availability levels, or the prime rate (weighted average interest rate of 6.28% at March 25, 2006), and borrowings under the Term B loan bear interest at LIBOR plus 3.50%.

          Our current ratio decreased from 1.21:1.00 at March 26, 2005 to 1.14:1.00 at March 25, 2006 and our investment in working capital was $20.7 million at March 25, 2006 versus $30.3 million at March 26, 2005. Our debt to total capital ratio at March 25, 2006 was .31:1.00 versus .43:1.00 at March 26, 2005, primarily due to reducing debt by $29.1 million and the current year net earnings of $18.2 million.

          Our total capital structure includes borrowings under our credit facility, various other debt instruments, leases and shareholders' equity. Management believes that cash generated from operating activities and available borrowings under the credit facility are sufficient to support current operations, payment of cash dividends and the D&W acquisition.

          The table below presents our significant contractual obligations as of March 25, 2006:
(In thousands)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$65,690	$1,675	$5,269	$56,894	$1,852
Operating leases	109,847	20,096	34,440	26,321	28,990
Lease and ancillary costs of closed stores	15,317	6,078	6,064	3,075	100
Purchase obligations (merchandise) (1)	107,193	52,693	38,248	6,979	9,273
Purchase obligations (building, equipment, services and other)	1,933	1,933
Self-insurance liability	8,782	5,024	2,486	764	508
Total	$308,762	$87,499	$86,507	$94,033	$40,723

(1) The majority of our purchases involve supply orders to purchase products for resale in the ordinary course of business. These contracts are typically cancelable and therefore no amounts have been included in the table above. The purchase obligations shown in this table represent the amount of product we are contractually obligated to purchase to earn $3.4 million in advanced contract monies received where recognition has been deferred on the

Consolidated Balance Sheet. If we do not fulfill these purchase obligations, we would only be obligated to repay the unearned upfront contract monies.

          In addition to the above, we expect to contribute $2.2 million to our defined benefit plans in fiscal 2007 to meet the minimum funding requirements.

Off-Balance Sheet Arrangements

          Letters of Credit.  We had letters of credit of $10.5 million outstanding and unused at March 25, 2006. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of 3% on the face amount of the letters of credit.

New Accounting Standards

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," that will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee is required to provide services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, and supercedes APB Opinion No. 25 and related implementation guidance. This Statement became effective as of the beginning of fiscal 2007.

          We have adopted SFAS No. 123(R) using the "modified prospective" transition method beginning with the first quarter of fiscal 2007. Under this method, awards that are modified, granted, or settled on or after March 26, 2006 will be measured and accounted for in accordance with SFAS No. 123(R). In addition, in our first quarter of fiscal 2007, expense must be recognized for unvested awards that were granted prior to our adoption of SFAS No. 123(R), and the expense will be based on the fair value determined at the grant date under SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, we formerly accounted for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, recognized no compensation cost for employee stock options. We believe the impact on net earnings as a result of the adoption of SFAS No. 123(R) will be approximately $0.3 million to $0.4 million in fiscal 2007. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Consolidated Financial Statements.

          In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation," as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 became effective for the Company on March 25, 2006 and did not have a material effect on our consolidated financial statements.

          In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). EITF 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was adopted starting with our fiscal 2006 second quarter beginning September 11, 2005. Our historical accounting policies comply with these provisions and, consequently, the impact of EITF 05-6 did not have a material effect on our consolidated financial statements.

          In October 2005, the FASB issued FASB Staff Position FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP FAS 13-1"). FSP FAS 13-1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 was effective for the first reporting period beginning after December 15, 2005, and we adopted FSP FAS 13-1 starting with our fiscal fourth quarter beginning January 1, 2006. The impact of FSP FAS 13-1 did not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

          We are exposed to industry related price changes on several commodities, such as dairy, meat and produce, that we buy and sell in both our Distribution and Retail segments, and fuel costs. These products, except fuel, are purchased for and sold from inventory in the ordinary course of business.

          We are currently exposed to interest rate risk on our outstanding debt. The senior secured revolving credit facility currently bears interest at the LIBOR plus 1.50% or the prime rate (weighted average interest rate of 6.28% at March 25, 2006) on the revolving credit portion of the facility. An additional $0.6 million of our long-term debt is subject to fluctuations in the prime rate. The weighted average interest rates including loan fee amortization for fiscal 2006, fiscal 2005 and fiscal 2004 were 9.56%, 8.33% and 8.77%, respectively.

          The estimated carrying value of long-term debt approximates its fair value at March 25, 2006 and March 26, 2005, due to variable interest rates that cover a majority of the long-term debt and a comparison of fixed rate debt to estimated rates that would currently be available for debt with similar terms and maturities. The following table sets forth the maturities of our debt outstanding as of March 25, 2006:

(In thousands)
Fiscal Year
2007	$1,675
2008	4,676
2009	593
2010	648
2011	56,246
Thereafter	1,852
$65,690

          As discussed previously, on March 27, 2006, proceeds of $47.9 million from the revolving credit facility were used to acquire D&W. The balance outstanding on the revolving credit facility is due in fiscal 2011.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Spartan Stores, Inc.
Grand Rapids, Michigan

          We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that Spartan Stores, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 25, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

          In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 25, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 25, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 25, 2006 of the Company, and our report dated May 5, 2006, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
May 5, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Spartan Stores, Inc.
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries (the "Company") as of March 25, 2006 and March 26, 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 25, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 25, 2006 and March 26, 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 25, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States of America), the effectiveness of the Company's internal control over financial reporting as of March 25, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 5, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
May 5, 2006

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
Assets	March 25, 2006	March 26, 2005

Current assets
Cash and cash equivalents	$7,655	$14,880
Accounts receivable, net	45,280	43,445
Inventories, net	95,892	95,988
Prepaid expenses and other current assets	5,433	7,884
Deferred taxes on income	6,801	5,396
Property and equipment held for sale	6,634	3,855
Total current assets	167,695	171,448

Other assets
Goodwill	72,555	72,315
Deferred taxes on income	9,061	18,680
Other, net	14,108	13,135
Total other assets	95,724	104,130

Property and equipment
Land and improvements	13,513	13,674
Buildings and improvements	120,851	117,797
Equipment	216,082	209,239
Total property and equipment	350,446	340,710
Less accumulated depreciation and amortization	235,268	231,831
Property and equipment, net	115,178	108,879

Total assets	$378,597	$384,457

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)

Spartan Stores, Inc. and Subsidiaries
(In thousands)
Liabilities and Shareholders' Equity	March 25, 2006	March 26, 2005

Current liabilities
Accounts payable	$90,992	$82,391
Accrued payroll and benefits	29,826	30,775
Other accrued expenses	24,466	25,176
Current maturities of long-term debt	1,675	2,848
Total current liabilities	146,959	141,190

Other long-term liabilities	13,504	16,814
Postretirement benefits	8,702	9,097
Long-term debt	64,015	91,946

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 21,023 and 20,524 shares outstanding	123,256	118,144
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Deferred stock-based compensation	(2,873)	(719)
Accumulated other comprehensive loss	(276)	(203)
Retained earnings	25,310	8,188
Total shareholders' equity	145,417	125,410

Total liabilities and shareholders' equity	$378,597	$384,457

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)
	Year Ended
	March 25, 2006	March 26, 2005	March 27, 2004

Net sales	$2,039,926	$2,043,187	$2,054,977
Cost of sales	1,657,742	1,656,516	1,679,478
Gross margin	382,184	386,671	375,499

Operating expenses
Selling, general and administrative	344,095	349,174	362,937
Provision for asset impairments and exit costs	1,057	-	-
Total operating expenses	345,152	349,174	362,937

Operating earnings	37,032	37,497	12,562

Other income and expenses
Interest expense	7,669	9,315	13,146
Debt extinguishment	-	561	8,798
Other, net	(1,306)	(924)	(275)
Total other income and expenses	6,363	8,952	21,669

Earnings (loss) before income taxes and    discontinued operations
	30,669	28,545	(9,107)
Income taxes	10,307	8,682	(3,187)
Earnings (loss) from continuing operations	20,362	19,863	(5,920)

Loss from discontinued operations, net of taxes	(2,190)	(1,037)	(778)
Net earnings (loss)	$18,172	$18,826	$(6,698)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.98	$0.97	$(0.30)
Loss from discontinued operations	(0.11)	(0.05)	(0.03)
Net earnings (loss)	$0.87	$0.92	$(0.33)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.96	$0.96	$(0.30)
Loss from discontinued operations	(0.10)	(0.05)	(0.03)
Net earnings (loss)	$0.86	$0.91	$(0.33)

Weighted average shares:
Basic	20,796	20,439	20,016
Diluted	21,174	20,743	20,016

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

Balance - March 30, 2003	19,999	$ 116,388	$-	$(2,816)	$(3,940)	$109,632

Comprehensive loss, net of tax:
Net loss for fiscal 2004	-	-	-	-	(6,698)	(6,698)
Unrealized gain on interest rate
swap agreements	-	-	-	372	-	372
Minimum pension liability adjustment	-	-	-	2,383	-	2,383
Unrealized loss on securities	-	-	-	(121)	-	(121)
Total comprehensive loss	-	-	-	-	-	(4,064)

Purchases of common stock	(56)	(164)	-	-	-	(164)
Issuances of restricted stock	149	442	(442)	-	-	-
Amortization of restricted stock	-	-	263	-	-	263

Balance - March 27, 2004	20,092	116,666	(179)	(182)	(10,638)	105,667

Comprehensive income, net of tax:
Net earnings for fiscal 2005	-	-	-	-	18,826	18,826
Minimum pension liability adjustment	-	-	-	(21)	-	(21)
Total comprehensive income	-	-	-	-	-	18,805

Issuances of common stock	209	748	-	-	-	748
Issuances of restricted stock	248	811	(811)	-	-	-
Cancellations of restricted stock	(25)	(81)	81	-	-	-
Amortization of restricted stock	-	-	190	-	-	190

Balance - March 26, 2005	20,524	118,144	(719)	(203)	8,188	125,410

Comprehensive income, net of tax:
Net earnings for fiscal 2006	-	-	-	-	18,172	18,172
Minimum pension liability adjustment	-	-	-	(73)	-	(73)
Total comprehensive income	-	-	-	-	-	18,099

Dividends - $.05 per share	-	-	-	-	(1,050)	(1,050)
Issuances of common stock and related tax benefit on stock option exercises	294	1,703	-	-	-	1,703
Issuances of restricted stock and related income tax benefits	252	3,616	(3,121)	-	-	495
Cancellations of restricted stock	(47)	(207)	126	-	-	(81)
Amortization of restricted stock	-	-	841	-	-	841

Balance - March 25, 2006	21,023	$ 123,256	$(2,873)	$(276)	$25,310	$145,417

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Year Ended
	March 25, 2006	March 26, 2005	March 27, 2004
Cash flows from operating activities
Net earnings (loss)	$18,172	$18,826	$(6,698)
Loss from discontinued operations	2,190	1,037	778
Earnings (loss) from continuing operations	20,362	19,863	(5,920)
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Provision for asset impairments and exit costs	1,057	-	-
Debt extinguishment	-	561	8,798
Depreciation and amortization	21,392	22,582	28,433
Postretirement benefits	(507)	(819)	(553)
Deferred taxes on income	9,677	8,426	(3,202)
Restricted stock amortization	760	190	263
(Gain) loss on sale of assets	(1,135)	(748)	80
Other	367	64	(70)
Change in operating assets and liabilities:
Accounts receivable	(1,871)	(4,590)	3,422
Inventories	96	91	8,501
Prepaid expenses and other assets	678	4,263	6,597
Refundable income taxes	-	-	9,349
Accounts payable	6,259	7,547	(19,501)
Accrued payroll and benefits	(828)	6,390	3,490
Other accrued expenses and other liabilities	(1,561)	(3,190)	(11,548)
Net cash provided by operating activities	54,746	60,630	28,139

Cash flows from investing activities
Purchases of property and equipment	(29,498)	(25,354)	(11,539)
Net proceeds from the sale of assets	2,370	3,897	630
Other	(855)	(327)	626
Net cash used in investing activities	(27,983)	(21,784)	(10,283)

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Year Ended
	March 25, 2006	March 26, 2005	March 27, 2004
Cash flows from financing activities
Net (payments) proceeds from revolving credit facility	$(26,498)	$(15,187)	$108,801
Proceeds from long-term borrowings	-	-	15,000
Repayment of long-term debt	(2,324)	(18,883)	(121,637)
Financing fees paid	(447)	(492)	(9,086)
Proceeds from sale of common stock	882	748	-
Dividends paid	(1,050)	-	-
Net cash used in financing activities	(29,437)	(33,814)	(6,922)

Cash flows from discontinued operations (Revised - See note 1)
Net cash (used in) provided by operating activities	(4,042)	(3,895)	24,213
Net cash provided by investing activities	-	565	49,032
Net cash used in financing activities	(509)	(74)	(94,233)
Net cash used in discontinued operations	(4,551)	(3,404)	(20,988)

Net (decrease) increase in cash and cash equivalents	(7,225)	1,628	(10,054)
Cash and cash equivalents at beginning of year	14,880	13,252	23,306
Cash and cash equivalents at end of year	$7,655	$14,880	$13,252

Supplemental Cash Flow Information:
Cash paid for interest	$7,740	$8,859	$15,146
Cash paid for income taxes	$215	$17	$99

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

Risks and Uncertainties:  Unions represent approximately 16% of our associates. Contracts covering approximately 600 distribution center and transportation associates will expire in October 2006. A contract covering an additional 160 distribution center and transportation associates will expire in April 2010. Contracts covering approximately 450 retail associates will expire between June 2006 and February 2009.

Fiscal Year:  Spartan Stores' fiscal year ends on the last Saturday of March. The fiscal years ended March 25, 2006, March 26, 2005 and March 27, 2004 each consisted of 52 weeks.

Revenue Recognition:  The Retail segment recognizes revenues from the sale of products at the point of sale. The Distribution segment recognizes revenues when products are shipped or ancillary services are provided.

Cost of Sales:  Cost of sales includes purchase costs, freight, physical inventory adjustments, markdowns and promotional allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

Fair Value Disclosures of Financial Instruments:  Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts and notes payable approximate fair value at March 25, 2006 and March 26, 2005 because of the short-term nature of these financial instruments. The estimated carrying value of long-term debt approximates its fair value at March 25, 2006 and March 26, 2005 due to variable interest rates that cover a majority of the long-term debt and a comparison of fixed rate debt to estimated rates that would currently be available for debt with similar terms and maturities.

Cash and Cash Equivalents:  Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts Receivable:  Accounts receivable are shown net of allowances for credit losses of $2.6 million in fiscal 2006 and $3.4 million in fiscal 2005. Spartan Stores evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors.

Inventory Valuation:  Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. If replacement cost had been used, inventories would have been $42.1 million and $41.3 million higher at March 25, 2006 and March 26, 2005, respectively. During fiscal 2006 and fiscal 2005, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in fiscal 2006 and fiscal 2005 by $0.9 million and $0.6 million, respectively.

Spartan Stores utilizes the retail inventory method to value inventory for the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of goods sold and gross margin calculated by applying a cost ratio to the retail value of inventories. During the fourth quarter of fiscal 2004, Spartan Stores implemented a stock

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ledger inventory and margin management system that significantly enhanced its ability to calculate and track gross margin and inventory balances on a weekly basis. The stock ledger automatically captures purchase costs, retail prices and markdowns at the transaction level, making our inventory valuation estimates more precise. Spartan Stores recorded a pretax non-cash charge of $3.7 million ($2.4 million after tax) in Cost of sales in fiscal 2004 as a result of the implementation of this system.

Long-Lived Assets Other than Goodwill:  Spartan Stores reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices developed by internal licensed real estate professionals. Estimates of future cash flows and expected sales prices are judgments based upon Spartan Stores' experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, real estate market conditions and inflation.

Property and Equipment Held for Sale:  Property and equipment held for sale consists of land, buildings and equipment that Spartan Stores expects to sell within 12 months. The assets are included in the following segments:

(in thousands)
	2006	2005
Distribution	$1,567	$2,483
Retail	3,278	-
Discontinued operations	1,789	1,372
Total	$6,634	$3,855

Goodwill:  Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed at least annually for impairment using a discounted cash flow model.

Other Assets:  Included in Other assets are intangibles and debt issuance costs. Intangible assets primarily consist of favorable lease agreements and non-compete agreements, which are amortized on a straight-line basis over the lease terms of 8 to 20 years, or the non-compete agreement length of 3 to 15 years. Debt issuance costs are amortized over the term of the related financing agreement.

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

Software development costs are generally capitalized and amortized between 3 and 7 year periods commencing as each system is implemented.

Gains on the sales of property and equipment totaled $1.4 million, $.8 million and $0 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Gains and losses on the disposal of property and equipment is included in Other, net in the Consolidated Statements of Operations.

Accounts Payable:  Accounts payable also include checks that have been issued and have not cleared Spartan Stores' controlled disbursement bank accounts.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Insurance Reserves:  Insurance reserves include provisions for workers' compensation, health and property insurance for which Spartan Stores is self-insured. Losses are recorded when reported and consist of individual case estimates. Incurred but not reported losses are actuarially estimated based on available historical information. Also included is a provision for losses related to reinsurance policies that insure the run-off of retained risk associated with the discontinued Insurance segment.

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

Stock-Based Compensation:  Spartan Stores has stock incentive plans, which are more fully described in Note 11. Spartan Stores accounts for stock option grants in accordance with SFAS No. 123, and as allowed by this statement recognizes expense using the intrinsic value method prescribed by APB Opinion No. 25 and related Interpretations. No stock-based compensation cost for stock options is reflected in the Consolidated Statements of Operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if Spartan Stores had applied the fair value recognition principles of Statement of Financial Accounting Standards ("SFAS") Statement No. 123, "Accounting for Stock-Based Compensation," to stock options granted to employees:

(In thousands, except per share data)
	2006	2005	2004

Net earnings (loss), as reported	$18,172	$18,826	$(6,698)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(328)	(307)	(442)

Pro forma net earnings (loss)	$17,844	$18,519	$(7,140)

Basic earnings (loss) per share - as reported	$0.87	$0.92	$(0.33)
Basic earnings (loss) per share - pro forma	$0.86	$0.91	$(0.36)

Diluted earnings (loss) per share - as reported	$0.86	$0.91	$(0.33)
Diluted earnings (loss) per share - pro forma	$0.84	$0.89	$(0.36)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
	2006	2005	2004

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	57.73%	57.73%	39.00%
Risk-free interest rate	3.86%	3.89% - 4.41%	3.19% - 3.81%
Expected life of option	7 years	7 years	8 years

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

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings (loss) per share calculations because they were antidilutive were 618,593 in fiscal 2006, 1,018,889 in fiscal 2005 and 1,364,725 in fiscal 2004.

Advertising Costs:  Spartan Stores' advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. Advertising expenses were $8.6 million in fiscal 2006, $9.9 million in fiscal 2005 and $9.2 million in fiscal 2004.

Comprehensive Income:  Comprehensive income (loss) is net earnings (loss) adjusted for the net gain or loss on interest rate swap agreements, unrealized gains and losses on securities and minimum pension liability, net of applicable income taxes. The components of accumulated other comprehensive income (loss) are as follows:
(In thousands)	Unrealized Gain (Loss) on Securities	Interest Rate Swap Liability	Minimum Pension Liability	Accumulated Other Comprehensive Loss
Balances at March 30, 2003	$121	$(372)	$(2,565)	$(2,816)
Other comprehensive (loss) gain for 2004, net of tax of $1,418	(121)	372	2,383	2,634
Balances at March 27, 2004	-	-	(182)	(182)
Other comprehensive loss for 2005, net of tax of $11	-	-	(21)	(21)
Balances at March 26, 2005	-	-	(203)	(203)
Other comprehensive loss for 2006, net of tax of $39	-	-	(73)	(73)
Balances at March 25, 2006	$-	$-	$(276)	$(276)

Recently Issued Accounting Standards:  In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee is required to provide services in exchange for the award. SFAS No. 123(R) will require the immediate recognition at the date of grant of the full share-based compensation expense for grants to retirement eligible employees, as the explicit vesting period is non-substantive. SFAS No. 123(R) replaces SFAS No. 123, and supercedes APB Opinion No. 25 and related implementation guidance. This Statement became effective for Spartan Stores as of the beginning of fiscal 2007.

Spartan Stores adopted SFAS No. 123(R) using the "modified prospective" transition method beginning with the first quarter of fiscal 2007. Under this method, awards that are modified, granted, or settled on or after March 26, 2006 will be measured and accounted for in accordance with SFAS No. 123(R). In addition, in Spartan Stores' first quarter of fiscal 2007, expense must be recognized for unvested awards that were granted prior to Spartan Stores' adoption of SFAS No. 123(R), and the expense will be based on the fair value determined at the grant date under SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, Spartan Stores formerly accounted for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, recognized no compensation cost for employee stock options. Spartan Stores believes the impact on net earnings as a result of the adoption of SFAS No. 123(R) will be approximately $0.3 million to $0.4 million in fiscal 2007. Had Spartan Stores adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 became effective for Spartan Stores on March 25, 2006 and did not have a material effect on Spartan Stores' consolidated financial statements.

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). EITF 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was adopted starting with Spartan Stores' fiscal 2006 second quarter beginning September 11, 2005. Spartan Stores' historical accounting policies comply with these provisions and, consequently, the adoption of EITF 05-6 did not have a material effect on Spartan Stores' consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP FAS 13-1"). FSP FAS 13-1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 was effective for the first reporting period beginning after December 15, 2005, and Spartan Stores adopted FSP FAS 13-1 starting with the fiscal fourth quarter beginning January 1, 2006. The impact of FSP FAS 13-1 did not have a material effect on Spartan Stores' consolidated financial statements.

Revision:  In fiscal 2006 the operating, investing and financing portions of the cash flows attributable to discontinued operations have been separately disclosed, which in prior periods were reported on a combined basis as a single amount.

Reclassifications:  Certain reclassifications have been made to the fiscal 2005 and fiscal 2004 financial statements to conform to the fiscal 2006 presentation.

Note 2
Acquisition of Assets

On March 27, 2006, Spartan Stores acquired certain operating assets of D&W Food Centers, Inc. and D&W Associate Resources, LLC (together "D&W"), a privately-held Grand Rapids, Michigan-based retail grocery operator with 20 retail stores located in West Michigan. The acquisition was made to obtain the store locations and operations of D&W, to diversify our retail offering with a more perishable oriented operation, to solidify and grow market share and to realize numerous synergies. The purchased assets included leasehold improvements, fixtures, tangible personal property, equipment, trademarks, trade names, intangible property and inventories. Spartan Stores paid a total cash purchase price of $47.9 million for these operations. Spartan Stores assumed D&W's lease obligations for the 20 stores and the central commissary as well as specified contracts. Spartan Stores continues to operate 16 of the former D&W stores and the commissary. The funds used for the transaction were drawn under Spartan Stores' existing bank credit facilities.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.
(In thousands)	March 27, 2006

Current assets	$5,035
Goodwill	68,111
Favorable leases	1,365
Other intangible assets	1,211
Property and equipment, net	21,083
Total assets acquired	96,805

Current liabilities	2,744
Capital lease obligations, less current portion	21,377
Exit cost reserves, less current portion	17,488
Unfavorable leases	7,274
Total liabilities assumed	48,883
Net assets acquired	$47,922

Goodwill of $45.2 million and $22.9 million was assigned to the Retail and Distribution segments, respectively, based upon the expected benefits to be derived from the business combination. Goodwill of $68.1 million is expected to be deductible for tax purposes.

Amortizable intangible assets acquired consisted of favorable leases and amounted to $1.4 million. The weighted average amortization period is 10.9 years. Other intangible assets acquired include $1.2 million of licenses for the sale of alcoholic beverages. The licenses have an indefinite life and therefore are not amortized.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future lease commitments under the assumed capital and operating leases are as follows:

(In thousands)
Fiscal Year	Capital	Operating	Total

2007	$2,645	$6,103	$8,748
2008	2,645	6,142	8,787
2009	2,682	5,792	8,474
2010	2,765	4,952	7,717
2011	2,831	4,590	7,421
Thereafter	26,324	25,698	52,022

Total	39,892	$53,277	$93,169
Interest	(17,854)
Present value of minimum obligations	22,038
Current portion	661
Long-term obligations at March 27, 2006	$21,377

Capital lease assets resulting from the D&W acquisition had a value of $14.2 million on March 27, 2006.

Unaudited Pro Forma Condensed Combined Financial Information

The following tables provide unaudited pro forma condensed combined financial information for Spartan Stores after giving effect to the acquisition described above and the assumptions and adjustments described in the accompanying notes to the unaudited pro forma condensed combined financial statements. This information is based on adjustments to the historical consolidated financial statements of Spartan Stores and D&W using the purchase method of accounting for business combinations. The pro forma adjustments do not include any of the cost savings and other synergies anticipated to result from the acquisition. These pro forma results are based on assumptions considered appropriate by management and include all material adjustments as considered necessary. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results that would have actually been reported as of the date or for the year presented had the acquisition taken place on such date or at the beginning of the year indicated, or to project Spartan Stores' financial position or results of operations which may be reported in the future.

The following unaudited pro forma condensed combined balance sheet as of March 25, 2006 is based upon the historical consolidated financial statements of Spartan Stores and D&W as of that period. The following unaudited pro forma condensed combined statement of earnings for the year ended March 25, 2006 is based upon the historical consolidated financial statements of Spartan Stores and D&W for that period. The pro forma adjustments are described in the accompanying notes to the unaudited pro forma condensed combined financial statements.

The unaudited pro forma condensed combined financial statements should be read in conjunction with the audited historical financial statements of Spartan Stores included in this report and the audited historical financial statements of D&W found in Exhibit 99 of this Annual Report.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Pro Forma Condensed Combined Balance Sheet
March 25, 2006
(In thousands) ASSETS	Spartan Stores[1]	D&W2	Pro Forma Adjustments[3]		Pro Forma Combined

Current assets
Cash and cash equivalents	$7,655	$2,225	$(2,221)	(a)	$7,659
Accounts receivable, net	45,280	3,730	(4,212)	(a)(b)	44,798
Inventories	95,892	7,984	(3,459)	(a)(c)	100,417
Other current assets	18,868	425	1,437	(a)(d)(f)	20,730
Total current assets	167,695	14,364	(8,455)		173,604

Other assets
Goodwill, net	72,555	852	68,261	(a)(g)	141,668
Other, net	23,169	751	(419)	(a)(d)(e)(f)	23,501
Total other assets	95,724	1,603	67,842		165,169

Property and equipment
Land, buildings and improvements	134,364	35,160	(18,856)	(a)(h)	150,668
Equipment	216,082	62,216	(57,437)	(a)(h)	220,861
Total property and equipment	350,446	97,376	(76,293)		371,529
Less accumulated depreciation and amortization	235,268	75,691	(75,691)	(a)(h)	235,268
Net property and equipment	115,178	21,685	(602)		136,261

Total assets	$378,597	$37,652	$58,785		$475,034

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$90,992	$15,072	$(15,042)	(a)(b)(j)	$91,022
Accrued payroll and benefits	29,826	2,887	(2,548)	(a)(j)	30,165
Other accrued expenses	24,466	5,129	(2,548)	(a)(i)	27,047
Current maturities of long-term debt and capital lease obligations	1,675	10,464	(9,803)	(k)	2,336
Total current liabilities	146,959	33,552	(29,941)		150,570

Other long-term liabilities	22,206	5,122	19,641	(a)(e)(i)	46,969
Long-term debt and capital lease obligations	64,015	18,170	49,893	(k)	132,078

Shareholders' equity
Common stock	123,256	5	(5)	(l)	123,256
Other	(3,149)	186	(186)	(l)	(3,149)
Retained earnings (accumulated deficit)	25,310	(19,383)	19,383	(l)	25,310
Total shareholders' equity (deficiency)	145,417	(19,192)	19,192		145,417

Total liabilities and shareholders' equity	$378,597	$37,652	$58,785		$475,034

See accompanying notes to unaudited pro forma condensed combined financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Pro Forma Condensed Combined Statement of Earnings
Year ended March 25, 2006
(In thousands, except per share amounts)	Spartan Stores[4]	D&W5	Pro Forma Adjustments[6]		Pro Forma Combined

Net sales	$2,039,926	$244,773	$(40,865)	(m)(n)	$2,243,834
Cost of goods sold	1,657,742	172,581	(39,899)	(m)(n)(r)	1,790,424
Gross margin	382,184	72,192	(966)		453,410

Operating expenses
Selling, general and administrative	344,095	72,371	(12,786)	(m)(o)(p)(r)	403,680
Provision for asset impairment and exit costs	1,057				1,057
Total operating expenses	345,152	72,371	(12,786)		404,737

Operating earnings (loss)	37,032	(179)	11,820		48,673

Other income and expenses
Interest expense	7,669	3,579	2,009	(q)	13,257
Other, net	(1,306)	(204)	204		(1,306)
Other income and expenses, net	6,363	3,375	2,213		11,951

Earnings (loss) before income taxes and discontinued operations	30,669	(3,554)	9,607		36,722
Income taxes	10,307		3,732	(s)(t)	14,039

Earnings (loss) from continuing operations	$20,362	$(3,554)	$5,875		$22,683

Basic earnings per share from continuing operations:	$0.98				$1.09

Diluted earnings per share from continuing operations:	$0.96				$1.07

Weighted average shares outstanding:
Basic	20,796				20,796
Diluted	21,176				21,176

See accompanying notes to unaudited pro forma condensed combined financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Notes to Unaudited Pro Forma Condensed Combined Financial Statements
1.	Represents the historical audited balance sheet of Spartan Stores as of March 25, 2006.

2.	Represents the historical audited balance sheet of D&W as of December 25, 2005.

3.	Represents the pro forma adjustments required to account for the acquisition as a purchase as of March 25, 2006, including the following:

	(a)	To eliminate D&W assets and liabilities not acquired or assumed.
	(b)	To eliminate receivable and payable between Spartan Stores and D&W.
	(c)	To record inventories at fair market value, including the elimination of the LIFO reserve.
	(d)	To record deferred taxes on assets acquired and liabilities assumed.
	(e)	To record favorable and unfavorable leases assumed.
	(f)	To adjust other assets acquired to fair value.
	(g)	To record goodwill in connection with the acquisition including legal and professional directly related to the acquisition.
	(h)	To adjust property and equipment acquired to fair value and eliminate historical accumulated depreciation.
	(i)	To record exit costs related to acquired closed store locations and estimated future restructurings.
	(j)	To record other liabilities assumed.
	(k)	To reflect the financing transactions related to the acquisition. Such financing was presented assuming borrowings under Spartan Stores' revolving credit facility.
	(l)	To eliminate D&W's historical shareholders' equity.

4.	Represents the historical audited statement of earnings of Spartan Stores for the year ended March 25, 2006.

5.

Represents the historical audited statement of operations of D&W for the year ended December 25, 2005. Certain reclassifications have been made to the historical Statement of Operations of D&W to conform to the classifications used by Spartan Stores.

6.	Represents the pro forma adjustments required to account for the acquisition as a purchase as of March 27, 2005, including the following:

	(m)	To eliminate certain business operations of D&W not acquired.
	(n)	To eliminate sales and purchases transactions between Spartan Stores and D&W.
	(o)	To adjust rent expense for changes resulting from the fair valuation of leases assumed.
	(p)	To adjust depreciation expense for changes resulting from the fair valuation of property and equipment acquired.
	(q)	To record interest expense associated with borrowings incurred in connection with the acquisition and to eliminate interest expense related to D&W debt not assumed.
	(r)	To record incremental gross profit and selling, general and administrative expenses to the Distribution segment due to increased volume resulting from the acquisition.
	(s)	To record provision for federal income taxes as a "C" corporation based on D&W's historical results as D&W was a Subchapter S corporation.
	(t)	To record provision for federal income taxes on the pro forma adjustments.

Spartan Stores expects to incur approximately $1.0 million, $.6 million after-tax, of start up costs during fiscal 2007 related to training, cleaning the stores and restocking shelves. These costs were not considered in the preceding pro forma condensed combined statement of operations.

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

Changes in the carrying amount of goodwill were as follows:
(In thousands)	Retail	Grocery Distribution	Total

Balance at March 28, 2004	$41,759	$30,346	$72,105
Other	210	-	210
Balance at March 26, 2005	41,969	30,346	72,315
Other	240	-	240
Balance at March 25, 2006	$42,209	$30,346	$72,555

The following table reflects the components of amortized intangible assets, included in Other, net on the Consolidated Balance Sheets:
(In thousands)	March 25, 2006		March 26, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$4,682	$2,106	$4,332	$1,619
Favorable leases	2,506	1,290	2,506	1,104
Total	$7,188	$3,396	$6,838	$2,723

The weighted average amortization period of non-compete agreements, favorable leases, and intangible assets in total is 9.4 years, 13.2 years and 10.4 years, respectively. Amortization expense for intangible assets was $0.7 million for fiscal years 2006 and 2005. Estimated amortization expense for each of the five succeeding fiscal years is as follows:
(In thousands)	Fiscal Year	Amortization Expense
	2007	$592
	2008	542
	2009	500
	2010	399
	2011	362

	Total	$2,395

Note 4
Discontinued Operations

Spartan Stores' former convenience distribution operations, insurance operations and certain of its retail, Distribution and real estate operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

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

During the first quarter of fiscal 2004 Spartan Stores completed the sale of substantially all the assets of L&L/Jiroch Distributing Company and J.F. Walker Company to The H.T. Hackney Co. for approximately $40.8 million in cash and the assumption of certain liabilities. In fiscal 2006, a pre-tax gain of $1.5 million was recognized in anticipation of liquidation of the convenience distribution entities.

Insurance Operations

At March 25, 2006, Spartan Stores had approximately $1.7 million remaining in insurance reserves for open claim liabilities related to policies that were not ceded (transferred) to an unrelated third party. Spartan Stores will remain obligated under these policies until all claims are closed and has retained an independent third party administrator to manage these claims. Spartan Stores has not issued policies since December 31, 2001, and retains liability only for those policies issued prior to September 1, 2000. In fiscal 2005, a $1.2 million credit was recorded based upon better than anticipated claims results, which resulted in lower actuarial determined liabilities. Net loss from the insurance operations from the measurement date, January 2001, to March 25, 2006 totaled $1.8 million.

Retail Operations

During fiscal 2003, Spartan Stores closed 15 retail stores and announced the closing of 13 of its Food Town retail stores principally located in Toledo, Ohio and outlying areas, with the remaining 26 Food Town stores to be sold or closed. During fiscal 2004, Spartan Stores completed the sale of 24 Food Town stores for net proceeds of $42.1 million. Stores not sold were closed.

Spartan Stores anticipates that it will be subject to a partial withdrawal liability from a multi-employer pension plan related to the 2003 closures of certain of its discontinued Food Town stores when a final determination is made after June 30, 2006. Recent estimates provided by the trustees of the multi-employer pension plan indicate that there will be an underfunded liability which Spartan Stores believes to have resulted from a change in actuarial assumptions, investment performance, other employers' withdrawals, or a combination of these factors, occurring subsequent to the closure of these stores. Spartan Stores intends to challenge such a determination prior to settling the partial withdrawal liability when assessed after June 2006. Spartan Stores has estimated its liability based on available preliminary information and recorded an after-tax charge of approximately $1.1 million in Discontinued Operations in the third quarter of fiscal 2006.

Spartan Stores continually monitors specific market conditions for its discontinued operations real estate. During fiscal 2006, fiscal 2005 and fiscal 2004 Spartan Stores recorded an additional liability of $2.2 million, $1.4 million and $2.6 million, respectively, for changes in its estimated sublease income due to revised estimates of such offsets to its closed store lease liabilities.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Real Estate Operations

In fiscal 2004 and 2003, Spartan Stores sold properties representing substantially all of the remaining assets and operations of its former Real Estate segment; accordingly, the results of operations of the discontinued components of the Real Estate segment and the net gain (loss) on disposal have been reported as discontinued operations.

A summary of the results of discontinued operations reported in the Consolidated Statements of Operations and significant assets and liabilities of discontinued operations reported in the Consolidated Balance Sheets are included below:

(In thousands, except per share data)
	Year Ended
	March 25, 2006	March 26, 2005	March 27, 2004

Net sales	$-	$-	$320,038

Loss from discontinued operations
Loss from operations, including provision for asset impairments and exit costs of $2,210, $3,100 and $6,794	$(3,758)	$(2,683)	$(11,565)
Gain on disposal	-	-	10,055
Tax benefit	1,568	1,646	732
Loss from discontinued operations	$(2,190)	$(1,037)	$(778)

Basic loss per share
	$(0.11)	$(0.05)	$(0.03)
Diluted loss per share
	$(0.10)	$(0.05)	$(0.03)

	March 25, 2006	March 26, 2005
(In thousands)

Current assets *	$2,326	$1,909
Property and equipment, net	3,724	4,157
Current liabilities	6,700	6,896
Long-term liabilities	6,083	7,459

* Includes property and equipment held for sale

In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the debt that was required to be repaid as a result of asset dispositions. Interest expense of $1.9 million was allocated to, and is included in, Loss from discontinued operations in the Consolidated Statements of Operations for fiscal 2004. Interest expense was not allocated to discontinued operations in fiscal 2005 and fiscal 2006, as all related debt has been paid as a result of the disposal of these operations.

Note 5
Asset Impairments and Exit Costs

The Distribution segment recognized an asset impairment charge of $0.3 million in fiscal 2006 related to banana ripening equipment that has been replaced. This equipment has been upgraded to the latest technology and the produce storage facility has been upgraded to accomodate increased produce sales volumes from new customers and expanded contracts with existing customers.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Retail segment recognized charges of $0.7 million in fiscal 2006 for asset impairment and store and office facility exit costs, which include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease recoveries, as well as severance benefits.

The following table provides the activity of exit costs for fiscal years 2006, 2005 and 2004. Exit costs recorded in the Consolidated Balance Sheets are included in Other accrued expenses in Current liabilities and Other long-term liabilities based on when the costs are expected to be paid.
(In thousands)	Lease and Ancillary Costs		Severance

Balance at March 30, 2003	$18,973		$3,866

Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,578	(a)	-
Assumption of leases	3,347		-
Provision for severance	-		3,299 (a)
Payments, net of interest accretion	(6,560)		(6,542)

Balance at March 27, 2004	18,338		623

Provision for lease and related ancillary costs, net of estimated sublease recoveries	1,400	(a)	-
Provision for pension withdrawal liability	1,700	(b)	-
Payments, net of interest accretion	(5,918)		(456)

Balance at March 26, 2005	15,520		167

Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,719	(c)	-
Provision for pension withdrawal liability	1,654	(b)	-
Provision for severance	-		46
Payments, net of interest accretion	(4,576)		(213)

Balance at March 25, 2006	$15,317		$-

(a)	Recorded in discontinued operations.
(b)

Represents pension withdrawal liabilities from multi-employer pension plans affiliated with the former discontinued Food Town supermarkets. The $1.7 million charge in fiscal 2005 is being paid over seven years. The $1.7 million charge in fiscal 2006 is discussed in Note 4. Both charges were recorded in discontinued operations.

(c)	Includes $2.2 million of charges recorded in discontinued operations.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6
Long-Term Debt

Spartan Stores' long-term debt consists of the following:
(In thousands)	March 25, 2006	March 26, 2005

Senior secured revolving credit facility, due December 2010	$55,538	$82,036
Notes payable, due June 2007, monthly principal payments of variable amounts	3,835	4,223
Other	6,317	8,535
	65,690	94,794
Less current portion	1,675	2,848
Total long-term debt	$64,015	$91,946

Effective December 9, 2005, Spartan Stores amended its existing senior secured revolving credit facility. The amendment increased the senior secured revolving credit facility ("credit facility") to $225.0 million from its original $215.0 million and now matures in December 2010 rather than December 2008. In addition, a $15.0 million Term B loan is included as part of the total $225.0 million credit facility, which may be drawn upon at Spartan's option through June 1, 2006, and thereafter with bank approval of the specific need for the draw. The amended agreement provides increased flexibility for engaging in acquisitions and paying cash dividends. In addition, the amended agreement increases availability of credit on fixed assets, and increases the advance rates on certain categories of assets, resulting in additional availability. Interest rates under the amended agreement may be up to 50 basis points lower for London InterBank Offered Rate ("LIBOR") borrowings, depending on levels of excess availability under the agreement. The credit facility is secured by substantially all of Spartan Stores' assets.

Available borrowings under the credit facilities are based on stipulated advance rates on eligible assets, as defined in the credit agreements. The credit facility contains covenants that include the maintenance of minimum EBITDA and maximum capital expenditures, as defined in the credit agreement. These covenants will not be effective as long as Spartan Stores maintains a minimum excess availability level of $20.0 million. Spartan Stores had available borrowings of $112.9 million at March 25, 2006 and maximum availability of $122.9 million. Payment of dividends and repurchases of outstanding shares are permitted up to a total of $15.0 million per year, provided that excess availability of $20.0 million is maintained. The credit facility provides for the issuance of letters of credit of which $10.5 million were outstanding and unused as of March 25, 2006. Borrowings under the revolving credit portion of the facility bear interest at LIBOR plus 1.50% or the prime rate (weighted average interest rate of 6.28% at March 25, 2006), and borrowings under the Term B loan bear interest at LIBOR plus 3.50%.

The weighted average interest rates including loan fee amortization for fiscal 2006, 2005 and fiscal 2004 were 9.56%, 8.33% and 8.77%, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At March 25, 2006, long-term debt was due as follows:

(In thousands)
Fiscal Year
2007	$1,675
2008	4,676
2009	593
2010	648
2011	56,246
Thereafter	1,852
$65,690

Note 7
Commitments and Contingencies

Spartan Stores subleases property at six locations to customers and received rental income of $1.5 million in fiscal 2006. In the event of the customer's default, Spartan Stores would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 8.

Various other lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

Note 8
Leases

Rental expense was $25.3 million, $25.8 million and $25.5 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Future minimum obligations under operating leases in effect at March 25, 2006 (including with respect to properties that have been subleased) are as follows:

(In thousands)
Fiscal Year	Used in Operations	Subleased to Others	Total

2007	$20,096	$913	$21,009
2008	18,237	727	18,964
2009	16,203	644	16,847
2010	14,415	553	14,968
2011	11,906	387	12,293
Thereafter	28,990	1,390	30,380

Total	$109,847	$4,614	$114,461

One of Spartan Stores' subsidiaries leases retail store facilities to non-related entities. Of the stores leased, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. A majority of our leases provide for minimum and contingent rentals based upon stipulated sales volumes and contain renewal options. Certain of our leases contain escalation clauses.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Owned assets, included in property and equipment, which are leased to others are as follows:
(In thousands)	March 25, 2006	March 26, 2005

Land and improvements	$4,686	$4,686
Buildings	2,480	2,480
	7,166	7,166
Less accumulated depreciation	2,800	2,593
Net property	$4,366	$4,573

Future minimum rentals to be received under operating leases in effect at March 25, 2006 are as follows:

(In thousands)
Fiscal Year	Owned Property	Leased Property	Total

2007	$1,059	$1,438	$2,497
2008	970	1,122	2,092
2009	258	813	1,071
2010	-	703	703
2011	-	527	527
Thereafter	-	1,548	1,548

Total	$2,287	$6,151	$8,438

Note 9
Associate Retirement Plans

Spartan Stores' retirement programs include pension plans providing non-contributory benefits and salary reduction defined contribution plans providing contributory benefits. Substantially all of Spartan Stores' associates not covered by collective bargaining agreements are covered by either a non-contributory cash balance pension plan ("Company Plan"), a defined contribution plan, or both. Associates covered by collective bargaining agreements are included in multi-employer pension plans.

Spartan Stores' Company Plan benefit formula utilizes a cash balance approach. Under the cash balance formula, credits are added annually to a participant's "account" based on a percent of the participant's compensation and years of vested service at the beginning of each calendar year. Transition credits are also added at Spartan Stores' discretion to certain participants' accounts until the year 2007 if certain age and years-of-service requirements are met. Spartan Stores suspended the accrual of service and transition credits to the Company Plan for fiscal 2004, while interest credits continued to accrue. The accrual of service and transition credits to the Company Plan were reinstated for fiscal 2005; however, effective January 1, 2004, an amendment was made to the Company Plan, reducing service credits for certain participants and placing all participants on the same service credit schedule. At Spartan Stores' discretion, interest credits are also added annually to a participant's account based upon the participant's account balance as of the last day of the immediately preceding calendar year. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act of 1976 ("ERISA"). Company Plan assets consist principally of common stocks and U.S. government and corporate obligations. At March 25, 2006 and March 26, 2005 Company Plan assets included shares of Spartan Stores' common stock valued at $2.4 million and $2.0 million, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spartan Stores also maintains a Supplemental Executive Retirement Plan ("SERP"), which provides nonqualified deferred compensation benefits to Spartan Stores' officers. Benefits under the SERP are paid from Spartan Stores' general assets, as there is no separate trust established to fund benefits. In fiscal 2004, $1.4 million of a fiscal 2003 distribution was recognized as expense under settlement accounting, as described by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

Matching contributions made by Spartan Stores to salary reduction defined contribution plans totaled $2.0 million, $2.0 million and $2.6 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

In addition to the plans described above, Spartan Stores participates in several multi-employer and other defined contribution plans for substantially all associates covered by collective bargaining agreements. The expense for these plans totaled approximately $6.5 million in fiscal 2006, $6.5 million in fiscal 2005 and $6.4 million in fiscal 2004.

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
(In thousands, except percentages)	Pension Benefits		SERP Benefits		Postretirement Benefits
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005

Change in benefit obligation
Benefit obligation at beginning of year	$43,807	$44,241	$578	$561	$6,821	$6,375
Service cost	3,011	3,438	16	20	214	227
Interest cost	2,307	2,605	31	33	383	389
Actuarial loss	1,763	825	135	52	518	136
Benefits paid	(3,944)	(7,302)	(90)	(88)	(327)	(306)

Benefit obligation at measurement date	$46,944	$43,807	$670	$578	$7,609	$6,821

Change in plan assets
Plan assets at fair value at beginning of year	$39,548	$41,650	$-	$-	$-	$-
Actual return on plan assets	3,777	4,423	-	-	-	-
Company contributions	2,783	777	90	88	327	306
Benefits paid	(3,944)	(7,302)	(90)	(88)	(327)	(306)

Plan assets at fair value at measurement date	$42,164	$39,548	$-	$-	$-	$-

Funded status	$(4,780)	$(4,259)	$(670)	$(578)	$(7,609)	$(6,821)
Unrecognized net gain	8,147	7,564	453	335	1,889	1,414
Unrecognized prior service cost	(7,902)	(8,592)	(16)	(17)	(840)	(903)
Unrecognized net transition obligation	-	5	-	-	-	-

Accrued benefit cost at measurement date	(4,535)	(5,282)	(233)	(260)	(6,560)	(6,310)
Contributions during fourth quarter	463	-	15	15	-	-
Accrued benefit cost at end of year	$(4,072)	$(5,282)	$(218)	$(245)	$(6,560)	$(6,310)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(4,072)	$(5,282)	$(642)	$(558)	$(6,560)	$(6,310)
Accumulated other comprehensive income	-	-	424	313	-	-
	$(4,072)	$(5,282)	$(218)	$(245)	$(6,560)	$(6,310)

Weighted average assumptions at
Measurement date
Discount rate	5.50%	5.75%	5.50%	5.75%	5.50%	5.75%
Expected return on plan assets	8.50%	8.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

The accumulated benefit obligation for both of the defined benefit plans was $46.9 million and $43.8 million at December 31, 2005 and 2004, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of net periodic benefit cost
(In thousands)	Pension Benefits			SERP
	March 25, 2006	March 26, 2005	March 27, 2004	March 25, 2006	March 26, 2005	March 27, 2004

Service cost	$3,011	$3,438	$263	$16	$20	$-
Interest cost	2,307	2,605	3,417	31	33	44
Expected return on plan assets	(2,892)	(3,438)	(3,860)	-	-	-
Net amortization and deferral	(390)	(547)	(356)	16	15	21
Curtailment income	-	-	(172)	-	-	-
Settlement expense	-	-	726	-	-	1,444
Net periodic benefit cost	$2,036	$2,058	$18	$63	$68	$1,509

	Postretirement Benefits
	March 25, 2006	March 26, 2005	March 27, 2004

Service cost	$214	$227	$232
Interest cost	383	389	398
Net amortization and deferral	(20)	(26)	(16)

Net periodic benefit cost	$577	$590	$614

Spartan Stores has assumed an average long-term expected return on pension plan assets of 8.5% as of March 25, 2006. The expected return is based upon the assumption that future returns will approximate the historical long-term rates of return for each asset class.

Spartan Stores has an investment policy for the pension plan with a long-term asset allocation mix designed to meet the long-term retirement obligations. The asset allocation mix is reviewed annually and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes actual allocations as of December 31, 2005 and December 31, 2004:
	Plan Assets
	Target Range	December 31, 2005	December 31, 2004
Asset Category
Equity securities	60.0 - 75.0%	69.6%	74.4%
Fixed income	25.0 - 40.0	30.4	25.6
Total	100.0%	100.0%	100.0%

The investment policy emphasizes the following key objectives: (1) maintain the purchasing power of the current assets and all future contributions by producing positive real rates of return on plan assets; (2) maximize return within reasonable and prudent levels of risk in order to minimize contributions; and (3) control costs of administering the plan and managing the investments.

Spartan Stores expects to contribute $2.2 million to its defined benefit plans in fiscal 2007 to meet the minimum funding requirements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:
(In thousands)	Pension Benefits	Other Benefits

2007	$2,776	$343
2008	3,888	357
2009	3,073	350
2010	3,516	362
2011	3,787	373
2012 to 2016	23,042	1,960

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11.00% (decreasing .50% per year to 5.00%) for fiscal 2006 and 5.00% for fiscal 2005 and fiscal 2004. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by 0.99% and the periodic postretirement benefit cost by 0.68%. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation by 0.90% and periodic postretirement benefit cost by 0.70%.

Note 10
Taxes on Income

The income tax provision for continuing operations is summarized as follows:

(In thousands)	March 25, 2006	March 26, 2005	March 27, 2004

Currently refundable	$(136)	$(84)	$(79)
Deferred	10,443	8,766	(3,108)

Total	$10,307	$8,682	$(3,187)

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:
	2006	2005	2004

Statutory income tax rate	35.0%	35.0%	35.0%
Tax credits	(0.3)	(0.2)	0.8
Tax reserve adjustment	(0.4)	(4.6)	-
Other	(0.7)	0.2	(0.8)

Effective income tax rate	33.6%	30.4%	35.0%

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

Deferred tax assets and liabilities resulting from temporary differences as of March 25, 2006 and March 26, 2005 are as follows:
(In thousands)
	2006	2005
Deferred tax assets:
Employee benefits	$8,058	$8,018
Accounts receivable	911	1,190
Goodwill	1,609	4,626
Net operating loss carryforward	9,755	11,983
Asset impairment and closed store reserves	5,209	5,476
All other	3,315	3,980
Total deferred tax assets	28,857	35,273
Deferred tax liabilities:
Depreciation	10,187	8,799
Inventory	2,079	1,901
All other	729	497
Total deferred tax liabilities	12,995	11,197

Net deferred tax asset	$15,862	$24,076

Spartan Stores has a net operating loss carryforward of $27.9 million, of which $6.0 million expires in fiscal year 2023 and $21.9 million expires in fiscal 2024.

Note 11
Shareholders' Equity

Spartan Stores has two shareholder-approved stock incentive plans covering 3,200,000 shares of Spartan Stores' common stock, the Spartan Stores, Inc. 2001 Stock Incentive Plan (the "2001 Plan") and the Spartan Stores, Inc. Stock Incentive Plan of 2005 (the "2005 Plan"). The plans provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates. As of March 25, 2006, no options or restricted stock were issued under the 2005 Plan.

Spartan Stores accounts for stock option grants in accordance with SFAS No. 123 and, as allowed by this statement, recognizes expense using the intrinsic value method prescribed by APB Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the fair market value at the date of grant. Options must be exercised within ten years of the date of grant.

Spartan Stores awarded 252,173 shares, 248,253 shares and 38,399 shares of restricted stock during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The weighted average prices per share of the restricted shares when issued were $11.50, $3.26 and $4.93 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. These shares vest over a three to five year period and are subject to certain transfer restrictions and forfeiture prior to vesting. Deferred stock-based compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period.

The authorization to grant options and restricted stock under the 2001 Plan terminates on May 8, 2011. The authorization to grant options and restricted stock under the 2005 Plan terminates on May 10, 2015. As of

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 25, 2006, 335,258 shares remained unissued under the 2001 Plan, and 1,200,000 shares remained unissued under the 2005 Plan. The following table also includes outstanding options granted under the 1991 Stock Option Plan.

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Options outstanding at March 29, 2003	1,419,239	$9.08
Granted	381,500	2.44	$1.20
Cancelled	(370,399)	8.81

Options outstanding at March 27, 2004	1,430,340	$7.38
Granted	121,278	3.26	$2.03
Exercised	(20,646)	3.33
Cancelled	(190,212)	7.92

Options outstanding at March 26, 2005	1,340,760	$6.99
Granted	83,250	11.50	$7.05
Exercised	(341,455)	4.79
Cancelled	(73,612)	8.15

Options outstanding at March 25, 2006	1,008,943	$8.03

Options exercisable at March 25, 2006	696,340	$8.98
Options exercisable at March 26, 2005	669,779	$8.70
Options exercisable at March 27, 2004	482,295	$9.58

The following tables summarize information concerning options outstanding and options exercisable at March 25, 2006:
Options Outstanding
Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price

$9.21 - 9.96	5,344	2.1 - 4.1	$9.77
2.68 - 16.57	570,920	4.5 - 6.5	10.87
1.75 - 5.65	263,707	6.6 - 7.7	2.48
3.25 - 11.50	168,972	8.1 - 9.1	7.06
$1.75 - 16.57	1,008,943	6.41	$8.03

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Options Exercisable
Exercise Prices	Options Exercisable	Weighted Average Exercise Price

$9.21 - 9.96	5,344	$9.77
2.68 - 16.57	514,611	11.17
1.75 - 5.65	153,612	2.47
3.25 - 11.50	22,774	3.26
$1.75 - 16.57	696,340	$8.98

Spartan Stores has a stock bonus plan covering 300,000 shares of Spartan Stores' common stock. Under the provisions of this plan, certain officers and key associates of Spartan Stores may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 30% of the portion of the bonus they elect to receive in stock. Stock issued under the stock bonus plan is accounted for in accordance with APB Opinion No. 25. Compensation expense is recorded based upon the market price of the stock as of the measurement date. At March 25, 2006, 185,320 shares remained unissued under the plan.

Spartan Stores had an associate stock purchase plan covering 700,000 shares of Spartan Stores' common stock. The plan provided that associates of Spartan Stores and its subsidiaries may purchase shares at 85% of the fair market value. At March 25, 2006, 282,321 shares had been issued under the plan. The plan was terminated on April 1, 2005.

Spartan Stores' restated articles of incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the board of directors. At March 25, 2006, there were no shares of preferred stock outstanding.

Note 12
Operating Segment Information

Using the management approach as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Spartan Stores' operating segments are identified by products sold and customer profile and include the Distribution and Retail segments.

The operations of the Insurance, Real Estate and Convenience Distribution segments and a portion of the Retail and Distribution segments are classified as discontinued operations. Residual real estate business operations are considered to be immaterial under the criteria in SFAS No. 131 and have not been separately classified. Those operations have been recorded in the Distribution segment. See Note 4 for further discussion. Segment information for earlier periods has been restated to reflect changes in the composition of the reportable segments.

Spartan Stores' Distribution segment supplies independent retail customers and its own retail stores with dry grocery, produce, dairy products, meat, deli, bakery, beverages, frozen food, seafood, floral, general merchandise, pharmacy and health and beauty care items. Sales to independent retail customers and inter-segment sales are recorded based upon a "cost plus" model for grocery, frozen, dairy, pharmacy and health and beauty care items and a "variable mark-up" model for meat, deli, bakery, produce, seafood, floral and general merchandise products. To supply its wholesale customers, Spartan Stores operates a fleet of tractors, conventional trailers and refrigerated trailers, substantially all of which are leased by Spartan Stores.

The Retail segment operates supermarkets and deep-discount food and drug stores in Michigan and Ohio that typically offer dry grocery, produce, dairy products, meat, floral, seafood, health and beauty care, cosmetics, delicatessen and bakery goods, and over half of the stores offer pharmacy services.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Identifiable assets represent total assets directly associated with the various operating segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

The following tables set forth information by operating segment:

(In thousands)	Grocery Distribution	Retail	Total
Year Ended March 25, 2006
Net sales	$1,155,880	$884,046	$2,039,926
Depreciation and amortization	8,281	11,741	20,022
Operating earnings	24,761	12,271	37,032
Capital expenditures	11,730	17,768	29,498
Year Ended March 26, 2005
Net sales	$1,120,637	$922,550	$2,043,187
Depreciation and amortization	8,146	12,578	20,724
Operating earnings	24,528	12,969	37,497
Capital expenditures	6,377	18,977	25,354
Year Ended March 27, 2004
Net sales	$1,132,338	$922,639	$2,054,977
Depreciation and amortization	8,681	17,196	25,877
Operating earnings (loss)	18,364	(5,802)	12,562
Capital expenditures	3,972	7,567	11,539

	2006	2005	2004
Total assets
Distribution	$184,098	$191,086	$203,398
Retail	188,443	187,301	181,125
Discontinued operations	6,056	6,070	8,341
Total	$378,597	$384,457	$392,864

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13
Quarterly Financial Information (unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. Stock sales prices are based on transactions reported on The NASDAQ Stock Market.

	Fiscal 2006
(In thousands, except per share data)	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)

Net sales	$2,039,926	$452,791	$642,274	$485,541	$459,320
Gross margin	382,184	87,087	115,744	93,546	85,807
Earnings from continuing operations before income taxes	30,669	8,784	7,121	10,483	4,281
Earnings from continuing operations	20,362	5,709	4,770	7,068	2,815
Discontinued operations, net of taxes	(2,190)	(399)	(1,413)	(215)	(163)
Net earnings	18,172	5,310	3,357	6,853	2,652

Earnings from continuing operations per share:
Basic	$0.98	$0.27	$0.23	$0.34	$0.14
Diluted	0.96	0.27	0.22	0.33	0.13
Net earnings per share:
Basic	$0.87	$0.25	$0.16	$0.33	$0.13
Diluted	0.86	0.25	0.16	0.32	0.12

Common stock sale price - High	$15.50	$13.43	$11.45	$15.50	$14.80
Common stock sale price - Low	8.42	10.46	8.42	9.68	9.82

	Fiscal 2005
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands, except per share data)	(52 weeks)	(12 weeks)	(16 weeks)	(12 weeks)	(12 weeks)

Net sales	$2,043,187	$457,644	$624,517	$486,701	$474,325
Gross margin	386,671	88,328	117,352	95,091	85,900
Earnings from continuing operations before income taxes	28,545	6,099	8,921	10,911	2,614
Earnings from continuing operations	19,863	5,272	5,798	7,094	1,699
Discontinued operations, net of taxes	(1,037)	525	(1,273)	(143)	(146)
Net earnings	18,826	5,797	4,525	6,951	1,553

Earnings from continuing operations per share:
Basic	$0.97	$0.25	$0.28	$0.35	$0.08
Diluted	0.96	0.25	0.28	0.35	0.08
Net earnings per share:
Basic	$0.92	$0.28	$0.22	$0.34	$0.08
Diluted	0.91	0.28	0.22	0.34	0.08

Common stock sale price - High	$11.40	$11.40	$6.70	$4.45	$4.96
Common stock sale price - Low	2.99	6.01	3.87	3.13	2.99

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A.	Controls and Procedures

          Disclosure Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of March 25, 2006 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effectively designed and operated to cause material information relating to Spartan Stores (including its consolidated subsidiaries) required to be included in Spartan Stores' periodic filings with the Securities and Exchange Commission to be accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

          Management's Report on Internal Control Over Financial Reporting

          The management of Spartan Stores, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Spartan Stores' internal controls were designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Spartan Stores; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Spartan Stores are being made only in accordance with authorizations of management and directors of Spartan Stores; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Spartan Stores' assets that could have a material effect on the financial statements.

          Management of Spartan Stores conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting. Based on the evaluation, management has concluded that Spartan Stores' internal control over financial reporting was effective as of March 25, 2006.

          Attestation Report of Independent Registered Public Accounting Firm

          The registered public accounting firm that audited the financial statements included in this Form 10-K Annual Report has issued an attestation report on management's assessment of the Company's internal control over financial reporting. The Report of Independent Registered Public Accounting Firm on its audit of management's assessment of internal controls over financial reporting appearing in Item 8 of this Form 10-K Annual Report is here incorporated by reference.

          Changes in Internal Controls Over Financial Reporting

          During the last fiscal quarter, there was no significant change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.
Item 9B.	Other Information

          This Item 9B amends the Form 8-K current report filed by Spartan Stores to report events on March 27, 2006 (the "Form 8-K"). As permitted by Form 8-K Item 9.01(a)(5), the company delayed filing of the financial statements required by Item 9.01(a)(4) and pro forma financial information required by Item 9.01(b)(2) and is filing those financial statements and pro forma financial information under Item 9B of this Annual Report. The Form 8-K is amended by this filing. As required by Item 9.01 of the Form 8-K, the financial statements of the business acquired, filed as Exhibit 99 to this Form 10-K Annual Report and the pro forma financial information contained in Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K Annual Report are here incorporated by reference.

PART III
Item 10.	Directors and Executive Officers of the Registrant

          The information required by this item is incorporated herein by reference from the sections entitled "The Board of Directors," "Spartan Stores' Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct and Business Ethics" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2006.
Item 11.	Executive Compensation

          The information required by this item is incorporated herein by reference from the sections entitled "Executive Compensation" and "Compensation of Directors" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2006.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is incorporated herein by reference from the sections entitled "Ownership of Spartan Stores Stock" and the table captioned "Equity Compensation Plans" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2006.
Item 13.	Certain Relationships and Related Transactions

          The information required by this item is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2006.

Item 14.	Principal Accountant Fees and Services

          The information required by this item is incorporated herein by reference from the section entitled "Independent Auditors" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2006.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated May 5, 2006

Consolidated Balance Sheets at March 25, 2006 and March 26, 2005

Consolidated Statements of Operations for each of the three years in the period ended March 25, 2006

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 25, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended March 25, 2006

Notes to Consolidated Financial Statements

B. In Exhibit 99

Financial Statements of Business Acquired

	2.	Financial Statement Schedules.

Schedule	Document

II	Valuation and Qualifying Accounts

Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit Number	Document

2.1

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

2.2

First Amendment to Asset Purchase Agreement dated March 24, 2006 by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 30, 2006. Here incorporated by reference.

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

10.2

Amendment No. 2 to Loan and Security Agreement dated December 22, 2004, between Spartan Stores, Inc. and its subsidiaries and Congress Financial Corporation, Key Bank National Association, Fleet Capital Corporation, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended January 3, 2004. Here incorporated by reference.

10.3

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

10.4

Amendment No. 4 to Loan and Security Agreement dated March 17, 2006 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 23, 2006. Here incorporated by reference.

10.5

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

Exhibit Number	Document

10.6

First Amendment to Asset Purchase Agreement dated March 24, 2006 by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 30, 2006. Here incorporated by reference.

10.7*	Spartan Stores, Inc. Annual Executive Incentive Plan of 2005. Previously filed as Appendix A to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.8*	Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as Appendix B to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.9*	Form of Stock Option Grant to Officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed June 14, 2005. Here incorporated by reference.

10.10*	Form of Restricted Stock Award to Officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed June 14, 2005. Here incorporated by reference.

10.11*	Form of Restricted Stock Award to Outside Directors. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed June 14, 2005. Here incorporated by reference.

10.12*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.13*	Spartan Stores, Inc. Supplemental Executive Retirement Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K filed May 23, 2005. Here incorporated by reference.

10.14*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores' Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.15*	Spartan Stores, Inc. 2000 Annual Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.16*

Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as Appendix B to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

10.17*

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

10.19*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference.

Exhibit Number	Document

10.20

Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores Distribution, LLC. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

21	Subsidiaries of Spartan Stores, Inc.

23	Consents of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

99	Financial Statements of Business Acquired.

*  These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spartan Stores, Inc. (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date:	May 19, 2006	By	/s/ Craig C. Sturken
Craig C. Sturken Chairman, President and Chief Executive Officer (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.
May 19, 2006	By	/s/ M. Shân Atkins
M. Shân Atkins Director

May 19, 2006	By	/s/ Frank M. Gambino
Dr. Frank M. Gambino Director

May 19, 2006	By	/s/ Frederick S. Morganthall, II,
Frederick S. Morganthall, II, Director

May 19, 2006	By	/s/ Elizabeth A. Nickels
Elizabeth A. Nickels Director

May 19, 2006	By	/s/ Timothy J. O'Donovan
Timothy J. O'Donovan Director

May 19, 2006	By	/s/ Kenneth T. Stevens
Kenneth T. Stevens Director

May 19, 2006	By	/s/ Craig C. Sturken
Craig C. Sturken Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

May 19, 2006	By	/s/ James F. Wright
James F. Wright Director

May 19, 2006	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

SCHEDULE II

SPARTAN STORES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	DEDUCTIONS (B)	BALANCE AT END OF YEAR

ALLOWANCE FOR CREDIT LOSSES:

Year ended 3/27/04	$6,349	$2,090	$3,671	$4,768

Year ended 3/26/05	$4,768	$376	$1,743	$3,401

Year ended 3/25/06	$3,401	$216	$1,013	$2,604
INSURANCE RESERVES:

Year ended 3/27/04	$14,783	$5,062	$7,007	$12,838

Year ended 3/26/05	$12,838	$3,565	$5,151	$11,252

Year ended 3/25/06	$11,252	$2,450	$4,920	$8,782

(A)	Bad debt expense of $0, $27 and $919 and insurance expense of $0, $0 and $0 is recorded in discontinued operations in fiscal 2006, 2005 and fiscal 2004, respectively.
(B)	Represents the write-off of uncollectible accounts as it relates to the allowance for doubtful accounts and payments made as it relates to insurance reserves.

EXHIBIT INDEX

Exhibit Number	Document

2.1

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

2.2

First Amendment to Asset Purchase Agreement dated March 24, 2006 by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 30, 2006. Here incorporated by reference.

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

10.2

Amendment No. 2 to Loan and Security Agreement dated December 22, 2004, between Spartan Stores, Inc. and its subsidiaries and Congress Financial Corporation, Key Bank National Association, Fleet Capital Corporation, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended January 3, 2004. Here incorporated by reference.

10.3

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

10.4

Amendment No. 4 to Loan and Security Agreement dated March 17, 2006 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 23, 2006. Here incorporated by reference.

10.5

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

-i-

Exhibit Number	Document

10.6

First Amendment to Asset Purchase Agreement dated March 24, 2006 by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 30, 2006. Here incorporated by reference.

10.7*	Spartan Stores, Inc. Annual Executive Incentive Plan of 2005. Previously filed as Appendix A to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.8*	Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as Appendix B to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.9*	Form of Stock Option Grant to Officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed June 14, 2005. Here incorporated by reference.

10.10*	Form of Restricted Stock Award to Officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed June 14, 2005. Here incorporated by reference.

10.11*	Form of Restricted Stock Award to Outside Directors. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed June 14, 2005. Here incorporated by reference.

10.12*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.13*	Spartan Stores, Inc. Supplemental Executive Retirement Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K filed May 23, 2005. Here incorporated by reference.

10.14*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores' Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.15*	Spartan Stores, Inc. 2000 Annual Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

10.16*

Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as Appendix B to Spartan Stores' Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, filed on June 8, 2001. Here incorporated by reference.

10.17*

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

10.19*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference.

-ii-

Exhibit Number	Document

10.20

Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores Distribution, LLC. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Here incorporated by reference.

21	Subsidiaries of Spartan Stores, Inc.

23	Consents of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

99	Financial Statements of Business Acquired.

*  These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

-iii-