Form 10-Q
period 2006-06-17
SPARTAN STORES INC
filed 2006-07-27
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2006.

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
Large accelerated filer ___	Accelerated filer X	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act)
Yes __	No X

As of July 19, 2006 the registrant had 21,314,916 outstanding shares of common stock, no par value.

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

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 25, 2006 (in particular, you should refer to the discussion of "Risk Factors" in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to strengthen our retail-store performance; maintain or grow sales; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; sell on favorable terms assets classified as held for sale; generate cash; continue to meet the terms of our debt covenants; and implement the other programs, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

          Anticipated future sales are subject to competitive pressures from many sources. Our Distribution and Retail businesses compete with many supercenters, warehouse discount stores, supermarkets, pharmacies and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, our ability to retain and add to the retail stores to whom we distribute, competitive pressures in the retail industry generally and our geographic markets specifically and our ability to implement effective new marketing and merchandising programs. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

          Our operating and administrative expenses, and as a result our net earnings, may be adversely affected by unexpected costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor shortages, stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions and contributions of other employers who participate in multi-employer plans to which we contribute. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as we anticipate. Acts of terrorism or war have in the past and may in the future result in considerable economic and political uncertainties that could have adverse effects on consumer buying behavior, fuel costs, shipping and transportation, product imports and other factors affecting our company and the grocery industry generally. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates.

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

          Our ability to realize increased sales and earnings as a result of our recent acquisition of certain of the assets of D&W Food Centers, Inc. ("D&W") depends on our ability to successfully integrate the acquired assets and implement our plans and business practices. Our ability to identify and realize opportunities to grow through acquisition is not assured and depends on a variety of factors, not all of which are within our control.

          Our adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors in its discretion. The ability of the Board of Directors to continue to declare dividends will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	June 17, 2006	March 25, 2006

Current assets
Cash and cash equivalents	$9,918	$7,655
Accounts receivable, net	50,833	45,280
Inventories, net	107,518	95,892
Prepaid expenses and other current assets	5,443	5,433
Deferred taxes on income	6,890	6,801
Property and equipment held for sale	5,996	6,634
Total current assets	186,598	167,695

Other assets
Goodwill	141,784	72,555
Deferred taxes on income	8,142	9,061
Other, net	15,194	14,108
Total other assets	165,120	95,724

Property and equipment, net	137,882	115,178

Total assets	$489,600	$378,597

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$100,360	$90,992
Accrued payroll and benefits	26,303	29,826
Other accrued expenses	21,068	17,953
Current portion of exit costs	8,161	6,513
Current maturities of long-term debt and capital lease obligations	5,462	1,675
Total current liabilities	161,354	146,959

Long-term liabilities
Postretirement benefits	8,786	8,702
Other long-term liabilities	12,109	4,700
Exit costs	29,558	8,804
Long-term debt and capital lease obligations	129,895	64,015
Total long-term liabilities	180,348	86,221

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 21,322 and 21,023 shares outstanding	127,051	123,256
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Deferred stock-based compensation	(5,811)	(2,873)
Accumulated other comprehensive loss	(276)	(276)
Retained earnings	26,934	25,310
Total shareholders' equity	147,898	145,417

Total liabilities and shareholders' equity	$489,600	$378,597

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	12 Weeks Ended
	June 17, 2006	June 18, 2005

Net sales	$528,016	$459,320
Cost of sales	424,516	373,513
Gross margin	103,500	85,807

Operating expenses
Selling, general and administrative expenses	92,180	79,412
Provision for asset impairments and exit costs	4,464	397
Total operating expenses	96,644	79,809

Operating earnings	6,856	5,998

Other income and expenses
Interest expense	2,857	1,769
Other, net	(32)	(52)
Total other income and expenses	2,825	1,717

Earnings before income taxes and discontinued operations	4,031	4,281
Income taxes	1,413	1,466
Earnings from continuing operations	2,618	2,815

Earnings (loss) from discontinued operations, net of taxes	71	(163)
Net earnings	$2,689	$2,652

Basic earnings per share:
Earnings from continuing operations	$.13	$.14
Earnings (loss) from discontinued operations	.00	(.01)
Net earnings	$.13	$.13

Diluted earnings per share:
Earnings from continuing operations	$.12	$.13
Earnings (loss) from discontinued operations	-	(.01)
Net earnings	$.12	$.12

Weighted average shares outstanding:
Basic	21,154	20,636
Diluted	21,542	21,252

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance - March 26, 2006	21,023	$123,256	$(2,873)	$(276)	$25,310	$145,417

Comprehensive earnings, net of tax:
Net earnings for fiscal 2007	-	-	-	-	2,689	2,689

Dividends - $.05 per share	-	-	-	-	(1,065)	(1,065)
Stock-based employee compensation	-	147	303	-	-	450
Issuances of common stock and related
tax benefit on stock option exercises	96	771	-	-	-	771
Issuances of restricted stock and
related income tax benefit	249	3,669	(3,485)	-	-	184
Cancellations of restricted stock	(46)	(792)	244	-	-	(548)

Balance - June 17, 2006	21,322	$127,051	$(5,811)	$(276)	$26,934	$147,898

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	12 Weeks Ended
	June 17, 2006	June 18, 2005
Cash flows from operating activities
Net earnings	$2,689	$2,652
(Earnings) loss from discontinued operations	(71)	163
Earnings from continuing operations	2,618	2,815
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Provision for asset impairments and exit costs	4,464	397
Depreciation and amortization	5,194	5,218
Postretirement benefits	84	566
Deferred taxes on income	1,345	1,196
Stock-based compensation expense	450	95
Other	(9)	4
Changes in operating assets and liabilities:
Accounts receivable	(6,042)	(2,382)
Inventories	(7,101)	2,838
Prepaid expenses and other assets	464	1,377
Accounts payable	9,951	5,090
Accrued payroll and benefits	(4,410)	(7,630)
Other accrued expenses and other liabilities	1,119	1,522
Net cash provided by operating activities	8,127	11,106

Cash flows from investing activities
Purchases of property and equipment	(6,810)	(3,487)
Acquisition, net of cash acquired	(47,922)	-
Other	14	302
Net cash used in investing activities	(54,718)	(3,185)

Cash flows from financing activities
Net proceeds from (payments on) revolving credit facility	49,394	(8,268)
Repayment of long-term debt	(525)	(369)
Proceeds from sale of common stock	437	218
Dividends paid	(1,065)	-
Net cash provided by (used in) financing activities	48,241	(8,419)

Cash flows from discontinued operations (Revised - See note 1)
Net cash used in operating activities	(432)	(996)
Net cash provided by investing activities	1,045	-
Net cash used in financing activities	-	(19)
Net cash provided by (used in) discontinued operations	613	(1,015)

Net increase (decrease) in cash and cash equivalents	2,263	(1,513)
Cash and cash equivalents at beginning of period	7,655	14,880
Cash and cash equivalents at end of period	$9,918	$13,367

See accompanying notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1
Basis of Presentation and Significant Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Spartan Stores, Inc. and its subsidiaries ("Spartan Stores"). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of June 17, 2006 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Revision
In fiscal 2007 the operating, investing and financing portions of the cash flows attributable to discontinued operations have been separately disclosed, which in prior periods were reported on a combined basis as a single amount.

Reclassifications
Certain reclassifications have been made to the fiscal 2006 condensed consolidated balance sheet to separately present the Current portion of exit costs and Exit costs which were previously included in Other accrued expenses and Other long-term liabilities, respectively.

Note 2
New Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", that addresses the accounting for share-based payments to employees, including grants of employee stock options and other forms of share-based compensation. Under SFAS No. 123(R), it is no longer acceptable to account for share-based payments to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Instead, SFAS No. 123(R) requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. SFAS No. 123(R) became effective for Spartan Stores at the beginning of fiscal 2007. The adoption of SFAS No. 123(R) and its effects are more fully described in Note 7, Stock-Based Compensation.

Note 3
Acquisition of Assets

On March 27, 2006, Spartan Stores acquired certain operating assets of D&W Food Centers, Inc. and D&W Associate Resources, LLC (together "D&W"), a privately-held Grand Rapids, Michigan-based retail grocery operator with retail stores located in West Michigan. The acquisition was made to obtain the store locations and operations of D&W, to diversify our retail offering with a more perishable oriented operation, to solidify and grow market share and to realize numerous synergies. The purchased assets included leasehold improvements, fixtures, tangible personal property, equipment, trademarks, trade names, intangible property and inventories. Spartan Stores paid a total cash purchase price of $47.9 million for these operations. Spartan Stores assumed D&W's lease obligations for the 20 stores and the central commissary as well as specified contracts. Spartan Stores continues to operate 16 of the former D&W stores and the commissary. The funds used for the transaction were drawn under Spartan Stores' existing bank credit facilities. Additional information regarding the acquisition of D&W is included in Spartan Stores' Annual Report on Form 10-K for the year ended March 25, 2006.

Pro forma financial information

The following pro forma financial information illustrates estimated results of operations for the 12 weeks ended June 18, 2005 after giving effect to the acquisition of D&W described above at the beginning of the period presented. The pro forma results are presented for comparative purposes only and do not purport to be indicative of results that would have actually been reported had the acquisition taken place on the date assumed, or to project Spartan Stores' results of operations which may be reported in the future.

(In thousands, except per share amounts)
12 Weeks Ended June 18, 2005

Net sales	$507,085
Earnings from continuing operations	$3,624
Earnings from continuing operations per share:
Basic	$0.18
Diluted	$0.17

Weighted average shares outstanding:
Basic	20,636
Diluted	21,252

In the first quarter ended June 17, 2006, Spartan Stores incurred approximately $1.1 million, $0.7 million after tax, in start-up costs related to training, remerchandising and rebranding the stores. These charges are included in Selling, general and administrative expenses.

Note 4
Asset Impairments and Exit Costs

The Retail segment recognized charges of $0.4 million for asset impairment costs and $4.1 million for lease and related ancillary costs in the first quarter of fiscal 2007 related to the closure of two Family Fare Supermarkets stores and moving the central bakery operation into individual retail stores. Neither of the closed stores was acquired in the acquisition of D&W. The restructuring was based on Spartan Stores' comprehensive review of retail grocery store capacity in its markets following the completion of the acquisition of 16 D&W supermarkets on March 27, 2006, its desire to move the production of bakery products closer to the consumer, and the economics of its central bakery operation.

The following table provides the activity of exit costs for the 12 weeks ended June 17, 2006. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in current liabilities and "Exit costs" in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
Lease and Ancillary Costs

Balance at March 26, 2006	$15,317
Exit costs assumed in acquisition of D&W	19,231
Provision for lease and related ancillary costs, net of estimated sublease recoveries	4,050
Payments, net of interest accretion	(879)
Balance at June 17, 2006	$37,719

Note 5
Leases

In conjunction with the D&W acquisition (see Note 3), Spartan Stores assumed the leases of the 16 retail stores that it continues to operate. Total future lease commitments of Spartan Stores under capital and operating leases in effect at June 17, 2006 are as follows:
(In thousands)	Capital			Operating
Fiscal Year	Used in Operations	Subleased to Others	Total	Used in Operations	Subleased to Others	Total

2007	$2,715	$329	$3,044	$17,837	$685	$18,522
2008	3,506	385	3,891	21,884	727	22,611
2009	3,515	-	3,515	19,437	644	20,081
2010	3,599	-	3,599	17,249	553	17,802
2011	3,664	-	3,664	14,450	386	14,836
Thereafter	27,958	-	27,958	48,381	1,390	49,771

Total	44,957	714	45,671	$139,238	$4,385	$143,623
Interest	(18,783)	(58)	(18,841)
Present value of minimum lease obligations	26,174	656	26,830
Current portion	1,219	388	1,607
Long-term obligations at June 17, 2006	$24,955	$268	$25,223

Note 6
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the first quarters of fiscal 2007 and 2006:

(In thousands)
	Pension Benefits		SERP Benefits		Postretirement Benefits
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
Service cost	$771	$753	$11	$4	$56	$53
Interest cost	610	577	9	8	102	96
Expected return on plan assets	(802)	(723)	-	-	-	-
Net amortization and deferral	(95)	(98)	7	4	1	(5)
Net periodic benefit cost	$484	$509	$27	$16	$159	$144

Spartan Stores expects to contribute $2.2 million to its defined benefit plans in fiscal 2007 to meet the minimum funding requirements. As of June 17, 2006, $0.5 million has been contributed. In fiscal 2006, Spartan Stores contributed $3.2 million to its defined benefit plans.

Note 7
Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans covering 3,200,000 shares of Spartan Stores' common stock, the Spartan Stores, Inc. 2001 Stock Incentive Plan (the "2001 Plan") and the Spartan Stores, Inc. Stock Incentive Plan of 2005 (the "2005 Plan"). The plans provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates. As of June 17, 2006, 71,410 shares remained unissued under the 2001 Plan, and 1,139,000 shares remained unissued under the 2005 Plan.

Prior to March 26, 2006, Spartan Stores accounted for the plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." No stock-based compensation cost was reflected in the Consolidated Statements of Earnings for stock options as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of restricted stock was determined based on the average of the highest and lowest sales prices of Spartan Stores' common stock on the date of grant, and deferred stock-based compensation, representing the fair value of the stock at the measurement date of the award, was amortized to compensation expense over the vesting period.

Effective March 26, 2006, Spartan Stores adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under that transition method, compensation cost recognized in the quarter ended June 17, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 26, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to March 26, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Upon adoption of SFAS No. 123(R), Spartan Stores elected to begin recognizing compensation expense using the straight-line amortization method for share-based awards granted on or after March 26, 2006, consistent with restricted stock awards granted prior to adoption. In accordance with the provisions of SFAS No. 123(R), results for prior periods have not been restated.

For share-based awards granted prior to adoption of SFAS No. 123(R), compensation expense was recognized over the stated vesting period, without regard for terms that accelerate vesting upon retirement. Upon adoption of SFAS No. 123(R), compensation expense will continue to be recognized under this method for awards granted prior to adoption. However, for awards granted on or after March 26, 2006, compensation expense will be recognized over the shorter of the vesting period or the period from the date of grant through the date the employee first becomes eligible to retire.

As a result of adopting SFAS No. 123(R) on March 26, 2006, Earnings before income taxes, Earnings from continuing operations and Net earnings for the 12 weeks ended June 17, 2006 are $0.1 million lower, respectively, than if Spartan Stores had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the 12 weeks ended June 17, 2006 would have been $0.13 had Spartan Stores not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.13 and $0.12, respectively.

The following table illustrates the effect on net earnings and earnings per share as if share-based compensation expense for the 12 weeks ended June 18, 2005 had been determined based on the fair value recognition provisions of SFAS No. 123(R):

(In thousands, except per share data)
12 Weeks Ended June 18, 2005

Net earnings, as reported	$2,652
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(80)

Pro forma net earnings	$2,572

Basic earnings per share - as reported	$0.13
Basic earnings per share - pro forma	$0.12

Diluted earnings per share - as reported	$0.12
Diluted earnings per share - pro forma	$0.12

Stock option awards are generally granted with an exercise price equal to the market value of Spartan Stores common stock at the date of grant, vest and become exercisable in 25 percent increments over a four-year service period and have a maximum contractual term of 10 years. Upon a "Change in Control", as defined by the Plan, all outstanding options vest immediately. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility was determined based upon a combination of historical volatility of Spartan Stores common stock and the expected volatilities of guideline companies that are comparable to Spartan Stores in most significant respects. The expected term of options granted is determined using the "simplified method" as described in SEC Staff Accounting Bulletin No. 107 that uses the following formula: ((vesting term + original contract term)/2). The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, using U.S. constant maturities with remaining terms equal to the expected term. Expected dividend yield is based on historical dividend payments.

The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
	12 Weeks Ended
	June 17, 2006	June 18, 2005

Dividend yield	1.46%	0.00%
Expected volatility	30.43%	57.73%
Risk-free interest rate	5.05%	3.89% - 4.41%
Expected life of option	6.25 years	7 years

The following table summarizes stock option activity for the 12 weeks ended June 17, 2006:
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value (In thousands)

Options outstanding at March 25, 2006	1,003,943	$8.01
Granted	173,750	13.70
Exercised	(119,490)	4.76
Cancelled	(21,104)	10.52

Options outstanding at June 17, 2006	1,037,099	$9.28	6.80	$4,829

Vested and expected to vest in the future at June 17, 2006	997,733	$9.20	6.69	$4,766

Options exercisable at June 17, 2006	647,222	$9.51	5.68	$3,026

The weighted average grant-date fair value of stock options granted during the 12 weeks ended June 17, 2006 and June 18, 2005 was $4.73 and $7.05, respectively. The total intrinsic value of stock options exercised during the 12 weeks ended June 17, 2006 and June 18, 2005 was $1.1 million and $0.1 million, respectively. Cash received from option exercises was $0.6 million and $0.1 million during the 12 weeks ended June 17, 2006 and June 18, 2005, respectively.

Spartan Stores awarded 249,053 shares and 252,173 shares of restricted stock during the 12 weeks ended June 17, 2006 and June 18, 2005, respectively. Shares awarded to employees vest in 20 percent increments over a five-year service period. Awards granted to directors prior to May 10, 2006 vest 100 percent after three years and awards granted on or after May 10, 2006 vest in one-third increments over a three-year service period. Awards are subject to certain transfer restrictions and forfeiture prior to vesting. All shares fully vest upon a "Change in Control" as defined by the Plan. Deferred stock-based compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period.

The following table summarizes restricted stock activity for the 12 weeks ended June 17, 2006:
	Shares	Weighted Average Grant-Date Fair Value

Outstanding and nonvested at March 25, 2006	436,998	$7.83
Granted	249,053	13.70
Vested	(78,427)	7.97
Forfeited	(22,775)	10.22

Outstanding and nonvested at June 17, 2006	584,849	$10.22

The weighted average grant-date fair value of restricted shares granted during the 12 weeks ended June 17, 2006 and June 18, 2005 was $13.70 and $11.50, respectively. The total fair value of shares vested during the 12 weeks ended June 17, 2006 and June 18, 2005 was $0.6 million and $0.1 million, respectively.

Share-based compensation expense recognized and included in Selling, general and administrative expenses in the Consolidated Statements of Earnings and related tax benefits were as follows:

(In thousands)
	12 Weeks Ended
	June 17, 2006	June 18, 2005

Stock options	$147	$-
Restricted stock	303	95
Tax benefits	(158)	(33)
	$292	$62

As of June 17, 2006, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $1.3 million for stock options and $5.8 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.9 years for stock options and approximately 3.9 years for restricted stock.

Note 8
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $3.5 million.

Note 9
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
12 Weeks Ended June 17, 2006
Net sales	$275,855	$252,161	$528,016
Depreciation and amortization	2,016	3,070	5,086
Operating earnings	5,689	1,167	6,856
Capital expenditures	1,636	5,174	6,810
12 Weeks Ended June 18, 2005
Net sales	$256,717	$202,603	$459,320
Depreciation and amortization	2,004	2,873	4,877
Operating earnings	3,482	2,516	5,998
Capital expenditures	2,101	1,386	3,487

	June 17, 2006	March 25, 2006
Total assets
Distribution	$210,868	$184,098
Retail	273,507	188,443
Discontinued operations	5,225	6,056
Total	$489,600	$378,597

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan, Ohio and Indiana.

          We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, frozen and perishable items to over 350 independently owned grocery stores and our 87 corporate owned stores. Our Retail segment operates 68 retail supermarkets in Michigan under the banners Family Fare Supermarkets, Glen's Markets and D&W Fresh Markets, 19 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm, and six fuel centers under the banners Family Fare Quick Stop and Glen's Quick Stop. Sixteen of our supermarkets were acquired early in Fiscal 2007. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores. Our deep-discount food and drug stores offer a unique combination of full-service pharmacy, general merchandise products and basic food offerings.

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

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales		Percentage Change
	June 17, 2006	June 18, 2005	Fiscal 2007/ Fiscal 2006

Net sales	100.0	100.0	15.0
Gross margin	19.6	18.7	20.6
Selling, general and administrative expenses	17.5	17.3	16.1
Provision for asset impairments and exit costs	0.8	0.1	*
Operating earnings	1.3	1.3	14.3
Other income and expenses	0.5	0.4	64.5
Earnings before income taxes and discontinued operations	0.8	0.9	(5.8)
Income taxes	0.3	0.3	(3.6)
Earnings from continuing operations	0.5	0.6	(7.0)
Earnings (loss) from discontinued operations	(0.0)	(0.0)	-
Net earnings	0.5	0.6	1.4

* Percentage change is not meaningful

          Net Sales - Net sales for the quarter ended June 17, 2006 ("first quarter") increased $68.7 million, or 15.0 percent, from $459.3 million in the quarter ended June 18, 2005 ("prior year first quarter") to $528.0 million.

          Net sales for the first quarter in our Distribution segment increased $19.1 million, or 7.5 percent, from $256.7 million in the prior year first quarter to $275.9 million. The increase was due to the addition of new distribution customers ($15.8 million), the Easter holiday sales shift to this year's first quarter ($3.0 million), and an increase in sales to existing customers ($2.4 million).

          Net sales for the first quarter in our Retail segment increased $49.6 million, or 24.5 percent, from $202.6 million in the prior year first quarter to $252.2 million. The increase was primarily due to incremental sales from the recently acquired D&W retail stores ($43.4 million), an increase in fuel center sales ($6.2 million) and higher comparable store sales due to the Easter holiday sales shift to this year's first quarter ($3.0 million). The sales increase was partially offset by the previously disclosed closing of two The Pharm retail stores in the prior year first quarter and the influence of higher energy costs on consumer spending.

          Comparable store sales at supermarkets increased 4.7 percent during the first quarter, while comparable store sales at our The Pharm deep-discount food and drug stores increased 0.8 percent. Total retail comparable store sales increased 4.0 percent in the first quarter, including sales from six fuel centers, which contributed a positive 3.1 percent, and the Easter holiday sales impact, which contributed 1.5 percent to the comparable store sales increase.

          Cost of Sales and Gross Margin - Gross margin represents sales less cost of sales, which include purchase costs and promotional allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs, such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

          Gross margin for the first quarter increased $17.7 million, or 20.6 percent, from $85.8 million in the prior year first quarter to $103.5 million. As a percent of net sales, gross margin for the first quarter increased to 19.6 percent from 18.7 percent. The gross margin rate improvement was primarily due to a larger concentration of higher margin retail sales, market efficiencies and product mix changes resulting from our retail acquisition. These gains were partially offset by an increase in lower margin fuel centers sales.

          Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses for the first quarter increased $12.8 million, or 16.1 percent, from $79.4 million in the prior year first quarter to $92.2 million. As a percent of net sales, SG&A expenses were 17.5 percent for the current quarter compared to 17.3 percent in the prior year first quarter. The increase in SG&A is primarily due to added operating costs associated with the acquired retail stores, including approximately $1.1 million of training and other start-up related costs, and higher fuel, bank charge and utility costs.

          Provision for Asset Impairments and Exit Costs - In the first quarter, the Retail segment recognized charges of $4.5 million for asset impairment and lease and related ancillary costs related to the closure of two Family Fare Supermarkets stores and moving the central bakery operation into individual retail stores. The store base rationalization and associated charge was incurred due to the proximity of acquired stores to our existing store base. This limited reduction of our store network was based on an evaluation of stores that were best positioned to provide customers with the highest quality overall shopping experience. The central bakery decision was based on the desire to move the production of bakery products closer to the consumer, and the economics of the central bakery operation. Although the charge reduced first-quarter earnings performance, we expect the restructuring decision to improve ongoing earnings trends. The prior year first quarter included asset impairment and store closing charges of $0.4 million.

          Interest Expense - Interest expense for the first quarter increased $1.1 million, or 61.5 percent, from $1.8 million in the prior year first quarter to $2.9 million. The increase in interest expense is primarily due to higher total average borrowings as a result of the D&W acquisition. Total average borrowings for the first quarter increased $26.7 million from $90.2 million in the prior year first quarter to $116.9 million.

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

          Discontinued operations had no sales during the quarters ended June 17, 2006 and June 18, 2005. Operating earnings and earnings, net of taxes, from discontinued operations for the quarter ended June 17, 2006 were $0.1 million. The operating loss in discontinued operations for the quarter ended June 18, 2005 of $0.3 million was partially offset by an income tax benefit of $0.1 million.

          Total assets of discontinued operations decreased from $6.1 million at March 25, 2006 to $5.2 million at June 17, 2006. Total liabilities of discontinued operations decreased from $12.8 million at March 25, 2006 to $12.5 million at June 17, 2006.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the first quarter and prior year first quarter:

(In thousands)
	June 17, 2006	June 18, 2005
Net cash provided by operating activities	$8,127	$11,106
Net cash used in investing activities	(54,718)	(3,185)
Net cash provided by (used in) financing activities	48,241	(8,419)
Net cash provided by (used in) discontinued operations	613	(1,015)

Net increase (decrease) in cash and cash equivalents	2,263	(1,513)
Cash and cash equivalents at beginning of period	7,655	14,880
Cash and cash equivalents at end of period	$9,918	$13,367

          Net cash provided by operating activities during the first quarter were less than the prior year primarily due to the net change in our investment in working capital due to the timing and composition of trade receivables and payables and an increase in inventory during the first quarter related to the D&W acquisition.

          As of June 17, 2006, we have available a Federal income tax net operating loss carryforward of approximately $22.2 million. As a result, no regular Federal income taxes have been paid in Fiscal 2007, however, we do anticipate paying approximately $.4 million in Alternative Minimum Tax in Fiscal 2007. No regular Federal income taxes were paid in Fiscal 2006. Payments of Alternative Minimum Tax in Fiscal 2006 totaled $0.2 million.

          Net cash used in investing activities increased during the first quarter primarily due to increased capital expenditure activity and the D&W acquisition. We paid a total cash purchase price of $47.9 million for the acquisition, which is reflected in investing activities. Excluding the acquisition, our Distribution and Retail segments utilized 24.0% and 76.0%, respectively, of our capital expenditure dollars. Expenditures were used for new equipment, software and store remodels and refurbishments. Under the terms of our credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. We expect capital expenditures to range from $30.0 million to $35.0 million for fiscal 2007, which would be below the restriction.

          Net cash provided by (used in) financing activities includes cash paid and received from our long-term borrowings and dividends paid. The increase in cash from financing activities was due to borrowings on our revolving credit facility that were used to finance the D&W acquisition, partially offset by dividend payments of $1.1 million in the first quarter. In the fiscal 2006 fourth quarter, as permitted by amendment to our credit facility, our board of directors approved a change to our dividend policy and we began paying a quarterly cash dividend of $0.05 per common share. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. The ability of the board of directors to continue to declare dividends will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt at June 17, 2006 are $5.5 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash provided by (used in) discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the payment of store exit cost reserves, insurance run-off claims and other liabilities. In the first quarter, proceeds on the sale of assets were $1.0 million resulting in a gain of $0.2 million. We expect the cash usage of our discontinued operations will be approximately $5.0 million to $6.0 million in fiscal 2007.

          Our principal sources of liquidity are cash flows generated from operations and our amended $225.0 million senior secured revolving credit facility. The credit facility matures December 2010, and is secured by substantially all of our assets. As of June 17, 2006, we had outstanding borrowings of $103.7 million, available borrowings of $74.2 million and maximum availability of $84.2 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. On March 27, 2006, proceeds from our senior secured revolving credit facility of $47.9 million were used to acquire certain assets of D&W. We believe that cash generated from operating activities and available borrowings under the credit facility are sufficient to support current operations.

          Our current ratio increased to 1.16:1.00 at June 17, 2006 from 1.14:1.00 at March 25, 2006 and our investment in working capital was $25.2 million at June 17, 2006 versus $20.7 million at March 25, 2006. Our debt to total capital ratio at June 17, 2006 was .48:1.00 versus .31:1.00 at March 25, 2006. The change in these ratios was primarily due to funds drawn under the credit facility and capital lease obligations assumed related to the acquisition.

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 25, 2006. At June 17, 2006, there have been no material changes to our significant contractual obligations outside the ordinary course of business, except for the assumption of lease obligations in the D&W acquisition. As of June 17, 2006, our obligations under the leases assumed in the D&W acquisition are as follows:
(In thousands)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$38,254	$4,612	$8,298	$6,917	$18,427
Capital leases	39,231	2,594	5,355	5,612	25,670
Lease and ancillary costs of closed stores, including imputed interest	22,965	2,689	6,152	2,082	12,042
Total	$100,450	$9,895	$19,805	$14,611	$56,139

Off-Balance Sheet Arrangements

          We had letters of credit of $10.0 million outstanding and unused at June 17, 2006. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of 3% on the face amount of the letters of credit.

New Accounting Standards

          Effective March 26, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", using the modified-prospective transition method. SFAS No. 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options and other forms of share-based compensation. Prior to adoption of SFAS No. 123(R), we accounted for share-based awards under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Under this method, no stock-based compensation cost was reflected in the Consolidated Statements of Earnings for stock options as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Adoption of SFAS No. 123(R) resulted in additional compensation expense of $0.1 million net of tax during the 12 weeks ended June 17, 2006, and we expect a similar amount of incremental expense in future periods during Fiscal 2007. Basic and diluted earnings per share for the 12 weeks ended June 17, 2006 would have been $0.13 had Spartan Stores not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.13 and $0.12, respectively. As of June 17, 2006, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $1.3 million for stock options and $5.8 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.9 years for stock options and approximately 3.9 years for restricted stock.

          The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to adoption of SFAS No. 123(R), under the provisions of SFAS No. 123, expected volatility was determined based upon historical volatility of Spartan Stores common stock and the historical volatilities of guideline companies for the period of time that Spartan Stores was not publicly traded. The expected term of options granted was based upon expectations of future exercise behavior derived from vesting and contractual terms. Upon adoption of SFAS No. 123(R), and under the provisions of this statement, expected volatility was determined based upon a combination of historical volatility of Spartan Stores common stock and the expected volatilities of guideline companies that are comparable to Spartan Stores in most significant respects. The expected term of options granted is determined using the "simplified method" as described in SEC Staff Accounting Bulletin No. 107 that uses the following formula: ((vesting term + original contract term)/2). Expected dividend yield is based on historical dividend payments under the current dividend policy.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, exit costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended March 25, 2006.
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

          There have been no material changes in market risk of Spartan Stores from the information provided under Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk", of the Company's Annual Report on Form 10-K for the fiscal year ended March 25, 2006.

ITEM 4.	Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of June 17, 2006 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effectively designed and operated to cause material information relating to Spartan Stores (including its consolidated subsidiaries) required to be included in Spartan Stores' periodic filings with the Securities and Exchange Commission to be accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A.	Risk Factors

          In addition to the other information set forth in this report, investors should carefully consider the factors discussed under Part I, Item 1A, "Risk Factors", of the Company's Annual Report on Form 10-K for the fiscal year ended March 25, 2006. There have been no material changes to such risk factors.
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          The following table provides information regarding the Company's purchases of its own common stock during the first quarter. The Company has no public stock repurchase plans or programs. All transactions reported are with associates under stock compensation plans. These include: (1) shares of Spartan Stores, Inc. stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares withheld to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. Under the Company's employee stock compensation plans, the value of the shares delivered or withheld is the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
Period 1 (March 26 - April 22, 2006)
Employee Transactions	-	-
Period 2 (April 23 - May 20, 2006)
Employee Transactions	49,076	$13.41
Period 3 (May 21 - June 17, 2006)
Employee Transactions	-	-
Total for First Quarter ended June 17, 2006	49,076	$13.41

ITEM 6.	Exhibits

          The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

10.1	Form of Stock Option Grant to officers, dated May 10, 2006, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 16, 2006. Here incorporated by reference.

10.2	Form of Restricted Stock Award to officers dated May 10, 2006, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 16, 2006. Here incorporated by reference.

10.3	Form of Restricted Stock Award to outside directors dated May 10, 2006, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 16, 2006. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date: July 27, 2006	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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

10.1	Form of Stock Option Grant to officers, dated May 10, 2006, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 16, 2006. Here incorporated by reference.

10.2	Form of Restricted Stock Award to officers dated May 10, 2006, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 16, 2006. Here incorporated by reference.

10.3	Form of Restricted Stock Award to outside directors dated May 10, 2006, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 16, 2006. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.