Form 10-Q
period 2006-09-09
SPARTAN STORES INC
filed 2006-10-12
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 9, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes	No X

As of October 2, 2006 the registrant had 21,493,957 outstanding shares of common stock, no par value.

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

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 25, 2006 (in particular, you should refer to the discussion of "Risk Factors" in Item 1A of our Annual Report on Form 10-K), and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to strengthen our retail-store performance; maintain or grow sales; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; sell on favorable terms assets classified as held for sale; generate cash; continue to meet the terms of our debt covenants; and implement the other programs, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

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

          Our adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors in its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	September 9, 2006	March 25, 2006

Current assets
Cash and cash equivalents	$10,221	$7,655
Accounts receivable, net	47,369	45,280
Inventories, net	119,840	95,892
Prepaid expenses and other current assets	6,889	5,433
Deferred taxes on income	7,334	6,801
Property and equipment held for sale	5,050	6,634
Total current assets	196,703	167,695

Other assets
Goodwill	141,216	72,555
Deferred taxes on income	3,343	9,061
Other, net	14,592	14,108
Total other assets	159,151	95,724

Property and equipment, net	138,751	115,178

Total assets	$494,605	$378,597

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$109,773	$90,992
Accrued payroll and benefits	27,252	29,423
Other accrued expenses	19,455	18,356
Current portion of exit costs	8,161	6,513
Current maturities of long-term debt and capital lease obligations	5,367	1,675
Total current liabilities	170,008	146,959

Long-term liabilities
Postretirement benefits	8,671	8,702
Other long-term liabilities	11,357	4,700
Exit costs	27,764	8,804
Long-term debt and capital lease obligations	118,782	64,015
Total long-term liabilities	166,574	86,221

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 21,476 and 21,023 shares outstanding	123,105	123,256
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Deferred stock-based compensation	-	(2,873)
Accumulated other comprehensive loss	(276)	(276)
Retained earnings	35,194	25,310
Total shareholders' equity	158,023	145,417

Total liabilities and shareholders' equity	$494,605	$378,597

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	12 Weeks Ended		24 Weeks Ended
	September 9, 2006	September 10, 2005	September 9, 2006	September 10, 2005

Net sales	$559,384	$485,541	$1,087,400	$944,861
Cost of sales	447,409	391,995	871,925	765,508
Gross margin	111,975	93,546	215,475	179,353

Operating expenses
Selling, general and administrative expenses	94,252	81,303	186,432	160,842
Provision for asset impairments and exit costs	-	-	4,464	270
Total operating expenses	94,252	81,303	190,896	161,112

Operating earnings	17,723	12,243	24,579	18,241

Other income and expenses
Interest expense	2,952	1,763	5,809	3,532
Other, net	238	(3)	206	(55)
Total other income and expenses	3,190	1,760	6,015	3,477

Earnings before income taxes and discontinued operations	14,533	10,483	18,564	14,764
Income taxes	5,085	3,415	6,498	4,881
Earnings from continuing operations	9,448	7,068	12,066	9,883
Loss from discontinued operations, net of taxes	(114)	(215)	(43)	(378)
Net earnings	$9,334	$6,853	$12,023	$9,505

Basic earnings (loss) per share:
Earnings from continuing operations	$0.46	$0.34	$0.58	$0.48
Loss from discontinued operations	(0.01)	(0.01)	-	(0.02)
Net earnings	$0.45	$0.33	$0.58	$0.46

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.45	$0.33	$0.57	$0.47
Loss from discontinued operations	(0.01)	(0.01)	-	(0.02)
Net earnings	$0.44	$0.32	$0.57	$0.45

Weighted average shares outstanding:
Basic	20,796	20,808	20,756	20,722
Diluted	21,191	21,437	21,148	21,338

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance - March 26, 2006	21,023	$123,256	$(2,873)	$(276)	$25,310	$145,417

Reclassification of deferred stock- based compensation upon adoption of SFAS 123(R)		(2,873)	2,873	-	-	-

Comprehensive income, net of tax:
Net earnings	-	-	-	-	12,023	12,023

Dividends - $.05 per share	-	-	-	-	(2,139)	(2,139)
Stock-based employee compensation	-	919	-	-	-	919
Issuances of common stock and related tax benefit on stock option exercises	265	1,472	-	-	-	1,472
Issuances of restricted stock and related income tax benefit	250	705	-	-	-	705
Cancellations of restricted stock	(62)	(374)	-	-	-	(374)

Balance - September 9, 2006	21,476	$123,105	$-	$(276)	$35,194	$158,023

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	24 Weeks Ended
	September 9, 2006	September 10, 2005
Cash flows from operating activities
Net earnings	$12,023	$9,505
Loss from discontinued operations	43	378
Earnings from continuing operations	12,066	9,883
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Provision for asset impairments and exit costs	4,464	270
Depreciation and amortization	10,290	10,154
Postretirement benefits	(31)	676
Deferred taxes on income	6,216	4,786
Stock-based compensation expense	908	366
Other	292	405
Changes in operating assets and liabilities:
Accounts receivable	(2,571)	951
Inventories	(19,423)	(2,556)
Prepaid expenses and other assets	(113)	(21)
Accounts payable	17,706	5,072
Accrued payroll and benefits	(3,202)	(6,425)
Other accrued expenses and other liabilities	(2,407)	(1,186)
Net cash provided by operating activities	24,195	22,375

Cash flows from investing activities
Purchases of property and equipment	(12,074)	(9,151)
Net proceeds from the sale of assets	70	10
Acquisition, net of cash acquired	(47,922)	-
Other	65	384
Net cash used in investing activities	(59,861)	(8,757)

Cash flows from financing activities
Net proceeds from (payments on) revolving credit facility	38,555	(11,301)
Repayment of long-term debt	(1,040)	(1,446)
Proceeds from sale of common stock	1,464	305
Dividends paid	(1,065)	-
Net cash provided by (used in) financing activities	37,914	(12,442)

Cash flows from discontinued operations (Revised - See note 1)
Net cash used in operating activities	(1,370)	(2,054)
Net cash provided by investing activities	1,688	1
Net cash used in financing activities	-	(509)
Net cash provided by (used in) discontinued operations	318	(2,562)

Net increase (decrease) in cash and cash equivalents	2,566	(1,386)
Cash and cash equivalents at beginning of period	7,655	14,880
Cash and cash equivalents at end of period	$10,221	$13,494

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of September 9, 2006 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Revision
In fiscal 2007 the operating, investing and financing portions of the cash flows attributable to discontinued operations have been separately disclosed, which in prior periods were reported on a combined basis as a single amount.

Reclassifications
Certain reclassifications have been made to the fiscal 2006 condensed consolidated balance sheet to conform to the fiscal 2007 presentation.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for Spartan Stores' at the beginning of fiscal year 2008. Spartan Stores is currently evaluating the impact of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 will become effective for Spartan Stores at the beginning of fiscal 2009. Spartan Stores is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)", effective for public companies for fiscal years ending after December 15, 2006. SFAS No. 158 requires employers that sponsor a defined benefit postretirement plan to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. This aspect of SFAS No. 158 is effective for Spartan Stores' current fiscal year ending March 31, 2007. The Statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with Spartan Stores' year ending March 28, 2009. Spartan Stores is currently evaluating the impact of the Statement on its financial statements.

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

Pro forma financial information

The following pro forma financial information illustrates estimated results of operations for the 12 weeks and 24 weeks ended September 10, 2005 after giving effect to the acquisition of D&W described above at the beginning of the period presented. The pro forma results are presented for comparative purposes only and do not purport to be indicative of results that would have actually been reported had the acquisition taken place on the date assumed, or to project Spartan Stores' results of operations which may be reported in the future.

(In thousands, except per share amounts)
	12 Weeks Ended Sept. 10, 2005	24 Weeks Ended Sept. 10, 2005

Net sales	$533,398	$1,040,483
Earnings from continuing operations	$7,766	$11,390
Earnings from continuing operations per share:
Basic	$0.37	$0.55
Diluted	$0.36	$0.53

Weighted average shares outstanding:
Basic	20,808	20,722
Diluted	21,437	21,338

In the first quarter of fiscal 2007, Spartan Stores incurred approximately $1.1 million, $0.7 million after tax, in start-up costs related to training, remerchandising and rebranding the stores. These charges are included in "Selling, general and administrative expenses".

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

The following table provides the activity of exit costs for the 24 weeks ended September 9, 2006. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in "Current liabilities" and "Exit costs" in "Long-term liabilities" based on when the obligations are expected to be paid.

(In thousands)
Lease and Ancillary Costs

Balance at March 26, 2006	$15,317
Exit costs assumed in acquisition of D&W	19,231
Provision for lease and related ancillary costs, net of estimated sublease recoveries	4,050
Payments, net of interest accretion	(2,673)
Balance at September 9, 2006	$35,925

Note 5
Leases

In conjunction with the D&W acquisition (see Note 3), Spartan Stores assumed the leases of the 16 retail stores that it continues to operate. Total future lease commitments of Spartan Stores under capital and operating leases in effect at September 9, 2006 are as follows:
(In thousands)	Capital			Operating
Fiscal Year	Used in Operations	Subleased to Others	Total	Used in Operations	Subleased to Others	Total

2007	$1,847	$219	$2,066	$11,967	$457	$12,424
2008	3,571	385	3,956	22,288	727	23,015
2009	3,579	-	3,579	19,829	644	20,473
2010	3,615	-	3,615	17,654	553	18,207
2011	3,664	-	3,664	14,816	386	15,202
Thereafter	27,958	-	27,958	48,952	1,390	50,342

Total	44,234	604	44,838	$135,506	$4,157	$139,663
Interest	(18,175)	(41)	(18,216)
Present value of minimum lease obligations	26,059	563	26,622
Current portion	1,274	376	1,650
Long-term obligations at September 9, 2006	$24,785	$187	$24,972

Note 6
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the second quarter and year-to-date periods ended September 9, 2006 and September 10, 2005:

(In thousands)
12 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 9, 2006	Sept. 10, 2005	Sept. 9, 2006	Sept. 10, 2005	Sept. 9, 2006	Sept. 10, 2005
Service cost	$771	$753	$11	$4	$56	$53
Interest cost	610	577	9	8	102	96
Expected return on plan assets	(802)	(723)	-	-	-	-
Net amortization and deferral	(95)	(98)	7	4	1	(5)

Net periodic benefit cost	$484	$509	$27	$16	$159	$144

(In thousands)
24 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 9, 2006	Sept. 10, 2005	Sept. 9, 2006	Sept. 10, 2005	Sept. 9, 2006	Sept. 10, 2005
Service cost	$1,542	$1,506	$22	$8	$112	$106
Interest cost	1,219	1,154	18	16	205	192
Expected return on plan assets	(1,604)	(1,446)	-	-	-	-
Net amortization and deferral	(190)	(196)	13	8	1	(10)

Net periodic benefit cost	$967	$1,018	$53	$32	$318	$288

Spartan Stores expects to contribute $2.2 million to its defined benefit plans in fiscal 2007 to meet the minimum funding requirements. As of September 9, 2006, $1.2 million has been contributed. In fiscal 2006, Spartan Stores contributed $3.2 million to its defined benefit plans.

Note 7
Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans covering 3,200,000 shares of Spartan Stores' common stock, the Spartan Stores, Inc. 2001 Stock Incentive Plan (the "2001 Plan") and the Spartan Stores, Inc. Stock Incentive Plan of 2005 (the "2005 Plan"). The plans provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates. As of September 9, 2006, 124,812 shares remained unissued under the 2001 Plan, and 1,139,000 shares remained unissued under the 2005 Plan.

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

Effective March 26, 2006, Spartan Stores adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under that transition method, compensation cost recognized in the second quarter and year-to-date periods ended September 9, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 26, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to March 26, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Upon adoption of SFAS No. 123(R), Spartan Stores elected to begin recognizing compensation expense using the straight-line amortization method for share-based awards granted on or after March 26, 2006, consistent with restricted stock awards granted prior to adoption. In accordance with the provisions of SFAS No. 123(R), results for prior periods have not been restated.

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

As a result of adopting SFAS No. 123(R) on March 26, 2006, Earnings before income taxes, Earnings from continuing operations and Net earnings for the 12 weeks ended September 9, 2006 are $0.1 million lower than if Spartan Stores had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the 12 weeks ended September 9, 2006 would have been $0.45 and $0.44, respectively, had Spartan Stores not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.45 and $0.44, respectively. For the 24 weeks ended September 9, 2006, Earnings before income taxes are $0.3 million lower and Earnings from continuing operations and Net earnings are $0.2 million lower, respectively, than if Spartan Stores had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the 24 weeks ended September 9, 2006 would have been $0.59 and $0.57, respectively, had Spartan Stores not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.58 and $0.57, respectively.

The following table illustrates the effect on net earnings and earnings per share as if share-based compensation expense for the 12 and 24 weeks ended September 10, 2005 had been determined based on the fair value recognition provisions of SFAS No. 123(R):

(In thousands, except per share data)
	12 Weeks Ended September 10, 2005	24 Weeks Ended September 10, 2005

Net earnings, as reported	$6,853	$9,505
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(89)	(169)

Pro forma net earnings	$6,764	$9,336

Basic earnings per share - as reported	$0.33	$0.46
Basic earnings per share - pro forma	0.33	0.45

Diluted earnings per share - as reported	$0.32	$0.45
Diluted earnings per share - pro forma	0.32	0.44

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

The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
	24 Weeks Ended
	September 9, 2006	September 10, 2005

Dividend yield	1.46%	0.00%
Expected volatility	30.43%	57.73%
Risk-free interest rate	5.05%	3.86%
Expected life of option	6.25 years	7 years

The following table summarizes stock option activity for the 24 weeks ended September 9, 2006:
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value (In thousands)

Options outstanding at March 25, 2006	1,003,943	$8.01
Granted	173,750	13.70
Exercised	(340,447)	6.53
Cancelled	(29,152)	10.26

Options outstanding at September 9, 2006	808,094	$9.77	6.79	$6,318

Vested and expected to vest in the future at September 9, 2006	772,872	$9.69	6.64	$6,086

Options exercisable at September 9, 2006	426,581	$10.55	5.33	$3,003

The weighted average grant-date fair value of stock options granted during the 24 weeks ended September 9, 2006 and September 10, 2005 was $4.73 and $7.05, respectively. The total intrinsic value of stock options exercised during the 24 weeks ended September 9, 2006 and September 10, 2005 was $2.9 million and $0.2 million, respectively. Cash received from option exercises was $1.5 million and $0.1 million during the 24 weeks ended September 9, 2006 and September 10, 2005, respectively.

Spartan Stores awarded 250,386 shares and 252,173 shares of restricted stock during the 24 weeks ended September 9, 2006 and September 10, 2005, respectively. Shares awarded to employees vest in 20 percent increments over a five-year service period. Awards granted to directors prior to May 10, 2006 vest 100 percent after three years and awards granted on or after May 10, 2006 vest in one-third increments over a three-year service period. Awards are subject to certain transfer restrictions and forfeiture prior to vesting. All shares fully vest upon a "Change in Control"

as defined by the Plan. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the vesting period.

The following table summarizes restricted stock activity for the 24 weeks ended September 9, 2006:
	Shares	Weighted Average Grant-Date Fair Value

Outstanding and nonvested at March 25, 2006	436,998	$7.83
Granted	250,386	13.71
Vested	(93,398)	7.44
Forfeited	(39,882)	10.10

Outstanding and nonvested at September 9, 2006	554,104	$10.39

The weighted average grant-date fair value of restricted shares granted during the 24 weeks ended September 9, 2006 and September 10, 2005 was $13.71 and $11.50, respectively. The total fair value of shares vested during the 24 weeks ended September 9, 2006 and September 10, 2005 was $0.7 million and $0.2 million, respectively.

Share-based compensation expense recognized and included in Selling, general and administrative expenses in the Consolidated Statements of Earnings and related tax benefits were as follows:

(In thousands)
	24 Weeks Ended
	September 9, 2006	September 10, 2005

Stock options	$282	$-
Restricted stock	626	366
Tax benefits	(318)	(128)
	$590	$238

As of September 9, 2006, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $1.2 million for stock options and $5.3 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.7 years for stock options and approximately 3.7 years for restricted stock.

Note 8
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $3.5 million and $3.1 million for the year-to-date periods ended September 9, 2006 and September 10, 2005, respectively, of which $0.2 million has been recognized as compensation expense in each year-to-date period.

Note 9
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
12 Weeks Ended September 9, 2006
Net sales	$281,469	$277,915	$559,384
Depreciation and amortization	1,838	3,087	4,925
Operating earnings	7,864	9,859	17,723
Capital expenditures	1,243	4,021	5,264
12 Weeks Ended September 10, 2005
Net sales	$263,670	$221,871	$485,541
Depreciation and amortization	1,910	2,682	4,592
Operating earnings	5,694	6,549	12,243
Capital expenditures	2,231	3,433	5,664

24 Weeks Ended September 9, 2006
Net sales	$557,324	$530,076	$1,087,400
Depreciation and amortization	3,854	6,157	10,011
Operating earnings	13,553	11,026	24,579
Capital expenditures	2,879	9,195	12,074
24 Weeks Ended September 10, 2005
Net sales	$520,387	$424,474	$944,861
Depreciation and amortization	3,914	5,555	9,469
Operating earnings	9,176	9,065	18,241
Capital expenditures	4,332	4,819	9,151

	September 9, 2006	March 25, 2006
Total assets
Distribution	$214,837	$184,098
Retail	274,462	188,443
Discontinued operations	4,582	6,056
Total	$493,881	$378,597

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan, Ohio and Indiana.

          We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, frozen and perishable items to over 350 independently owned grocery stores and our 87 corporate owned stores. Our Retail segment operates 68 retail supermarkets in Michigan under the banners Family Fare Supermarkets, Glen's Markets and D&W Fresh Markets, 19 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm, and six fuel centers under the banners Family Fare Quick Stop and Glen's Quick Stop which are typically located adjacent to one of our supermarkets. Sixteen of our supermarkets were acquired early in Fiscal 2007. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores. Our deep-discount food and drug stores offer a unique combination of full-service pharmacy, general merchandise products and basic food offerings.

          Our sales and operating performance vary with seasonality. The first and fourth quarters are typically our lowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected by the timing of the Easter holiday, which results in a strong sales week. All quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. Fiscal 2007 will contain 53 weeks, therefore, the fourth quarter of fiscal 2007 will consist of 13 weeks rather than 12 weeks. Many northern Michigan stores are dependent on tourism, and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months.

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

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		24 Weeks Ended		12 Weeks Ended	24 Weeks Ended
	Sept. 9, 2006	Sept. 10, 2005	Sept. 9, 2006	Sept. 10, 2005	Sept. 9, 2006	Sept. 9, 2006
Net sales	100.0	100.0	100.0	100.0	15.2	15.1
Gross margin	20.0	19.3	19.8	19.0	19.7	20.1
Selling, general and administrative	16.8	16.7	17.1	17.1	15.9	15.9
Provision for asset impairments and exit costs	0.0	0.0	0.4	0.0	0.0	*
Operating earnings	3.2	2.6	2.3	1.9	44.8	34.7
Other income and expenses	0.6	0.4	0.6	0.4	81.3	73.0
Earnings before income taxes and discontinued operations	2.6	2.2	1.7	1.5	38.6	25.7
Income taxes	0.9	0.7	0.6	0.5	48.9	33.1
Earnings from continuing operations	1.7	1.5	1.1	1.0	33.7	22.1
Loss from discontinued operations	(0.0)	(0.1)	(0.0)	(0.0)	(47.0)	(88.6)
Net earnings	1.7	1.4	1.1	1.0	36.2	26.5

* Percentage change is not meaningful

          Net Sales - Net sales for the quarter ended September 9, 2006 ("second quarter") increased $73.8 million, or 15.2 percent, from $485.5 million in the quarter ended September 10, 2005 ("prior year second quarter") to $559.4 million. Net sales for the year-to-date period ended September 9, 2006 ("current year-to-date") increased $142.5 million, or 15.1 percent, from $944.9 million in the prior year-to-date period ended September 10, 2005 ("prior year-to-date") to $1,087.4 million.

          Net sales for the second quarter in our Distribution segment increased $17.8 million, or 6.8 percent, from $263.7 million in the prior year second quarter to $281.5 million. Net sales for the current year-to-date period increased $36.9 million, or 7.1 percent, from $520.4 million in the prior year-to-date period to $557.3 million. The sales increase was due to new distribution customer business of $7.4 million and $20.4 million for the second quarter and year-to-date period, respectively, and an increase in sales to existing customers of $10.4 million and $16.5 million for the second quarter and year-to-date period, respectively.

          Net sales for the second quarter in our Retail segment increased $56.0 million, or 25.3 percent, from $221.9 million in the prior year second quarter to $277.9 million. Net sales for the year-to-date period increased $105.6 million, or 24.9 percent, from $424.5 million in the prior year-to-date period to $530.1 million. The sales increase was due primarily to incremental sales from the acquired D&W retail stores of $46.1 million and $89.5 million for the second quarter and year-to-date period, respectively, higher fuel center sales of $7.7 million and $13.9 million for the second quarter and year-to-date period, respectively, and comparable store sales growth. Comparable stores sales were favorably impacted by the closing of competitive conventional supermarkets in our markets. The second quarter and year-to-date sales increases were partially offset by lost sales of $3.6 million and $4.2 million, respectively, from two stores closed near the end of the first quarter as part of our store base rationalization effort.

          Total retail comparable store sales increased 6.4 percent in the second quarter, including sales from six fuel centers, which contributed a positive 3.5 percentage points to the total. Total retail comparable store sales increased 5.3 percent in the current year-to-date period, while fuel center sales contributed a positive 3.3 percent to the total.

          Cost of Sales and Gross Margin - Gross margin represents sales less cost of sales, which include purchase costs and promotional allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

          Gross margin for the second quarter increased $18.4 million, or 19.7 percent, from $93.5 million in the prior year second quarter to $112.0 million. As a percent of net sales, gross margin for the second quarter increased to 20.0 percent from 19.3 percent. Gross margin for the year-to-date period increased $36.1 million, or 20.1 percent, from $179.4 million in the prior year-to-date period to $215.5 million. As a percent of net sales, gross margin for the year-to-date period increased to 19.8 percent from 19.0 percent. The gross margin rate improvement was primarily due to a larger concentration of higher margin retail sales and operational synergies resulting from our retail acquisition.

          Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses for the second quarter increased $12.9 million, or 15.9 percent, from $81.3 million in the prior year second quarter to $94.3 million. As a percent of net sales, SG&A expenses were 16.8 percent for the current quarter compared to 16.7 percent in the prior year second quarter. SG&A expenses for the year-to-date period increased $25.6 million, or 15.9 percent, from $160.8 million in the prior year-to-date period to $186.4 million. As a percent of net sales, SG&A expenses were 17.1 percent for each year-to-date period. The increase in SG&A was primarily due to incremental expenses associated with the acquired stores of $12.4 million and $24.8 million for the second quarter and year-to-date period, respectively. The year-to-date increase includes $1.1 million of training and other start-up related costs related to the D&W acquisition in the first quarter. Incremental costs of operating additional fuel centers and higher utilities, Distribution fuel costs and bank card fees contributed $1.1 million and $2.3 million to the second quarter and year-to-date period increases in SG&A expenses, respectively. These increases were partially offset by positive loss trends in health care, workers' compensation and general liability insurance resulting in a decrease in SG&A of $1.3 million and $.6 million for the second quarter and year-to-date period, respectively.

          Provision for Asset Impairments and Exit Costs -In the first quarter, the Retail segment recognized charges of $4.5 million for asset impairment and lease and related ancillary costs related to the closure of two Family Fare Supermarkets stores and moving the central bakery operation into individual retail stores. The store base rationalization and associated charge was incurred due to the proximity of acquired stores to our existing store base. This limited reduction of our store network was based on an evaluation of stores that were best positioned to provide customers with the highest quality overall shopping experience. The central bakery decision was based on the desire to move the production of bakery products closer to the consumer, and the economics of the central bakery operation. Although the charge reduced first-quarter earnings performance, we expect the restructuring decision to improve ongoing earnings trends.

          Interest Expense - Interest expense for the second quarter increased $1.2 million, or 67.4 percent, from $1.8 million in the prior year second quarter to $3.0 million. Interest expense for the year-to-date period increased $2.3 million, or 64.5 percent, from $3.5 million in the prior year-to-date period to $5.8 million. Interest expense increased by $1.0 million and $1.4 million for the second quarter and year-to-date period, respectively, due to an increase in total average borrowings as a result of the D&W acquisition. Interest expense increased $0.2 million and $0.9 million for the second quarter and year-to-date period, respectively, due to multiple rate increases by the Federal Reserve. Total average borrowings increased $33.8 million from $86.2 million in the prior year to $120.0 million.

Discontinued Operations

          Our former convenience distribution operations, insurance operations and certain of our retail, grocery distribution and real estate operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted. Discontinued operations activity was not significant in the second quarter and year-to date periods in fiscal 2007 and fiscal 2006.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)
	September 9, 2006	September 10, 2005
Net cash provided by operating activities	$24,195	$22,375
Net cash used in investing activities	(59,861)	(8,757)
Net cash provided by (used in) financing activities	37,914	(12,442)
Net cash provided by (used in) discontinued operations	318	(2,562)
Net increase (decrease) in cash and cash equivalents	2,566	(1,386)
Cash and cash equivalents at beginning of period	7,655	14,880
Cash and cash equivalents at end of period	$10,221	$13,494

          Net cash provided by operating activities increased from the prior year-to-date period primarily due to earnings from continuing operations.

          As of September 9, 2006, we have available a Federal income tax net operating loss carryforward of approximately $14.1 million. As a result, no regular Federal income taxes have been paid in Fiscal 2007; however, we do anticipate paying approximately $0.5 million in Alternative Minimum Tax in Fiscal 2007. No regular Federal income taxes were paid in Fiscal 2006. Payments of Alternative Minimum Tax in Fiscal 2006 totaled $0.2 million.

          Net cash used in investing activities increased during the current fiscal year primarily due to the D&W acquisition and increased capital expenditure activity. We paid a total cash purchase price of $47.9 million for the acquisition, which is reflected in investing activities. Excluding the acquisition, our Distribution and Retail segments utilized 23.8% and 76.2%, respectively, of our capital expenditure dollars. Expenditures were used for new equipment, software and store remodels and refurbishments. Under the terms of our credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. We expect capital expenditures to range from $30.0 million to $33.0 million for fiscal 2007, which would be allowed even if the restriction applied.

          Net cash provided by (used in) financing activities includes cash paid and received from our long-term borrowings, proceeds from the issuance of common stock and dividends paid. The increase in cash from financing activities was due to borrowings on our revolving credit facility that were used to finance the D&W acquisition and common stock proceeds, partially offset by dividend payments of $1.1 million in the first quarter. The second quarterly dividend of $1.1 million was paid on September 15, 2006. In the fiscal 2006 fourth quarter, as permitted by amendment to our credit facility, our board of directors approved a change to our dividend policy and we began paying a quarterly cash dividend of $0.05 per common share. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt at September 9, 2006 are $5.4 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash provided by (used in) discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the payment of store exit cost reserves, insurance run-off claims and other liabilities and proceeds from the sale of assets. Year-to-date fiscal 2007 proceeds on the sale of assets were $1.7 million resulting in a gain of $0.2 million. We expect the cash usage of our discontinued operations will be approximately $4.0 million to $5.0 million in fiscal 2007.

          Our principal sources of liquidity are cash flows generated from operations and our amended $225.0 million senior secured revolving credit facility. The credit facility matures December 2010, and is secured by substantially all of our assets. As of September 9, 2006, we had outstanding borrowings of $92.9 million, available borrowings of $91.1 million and maximum availability of $101.1 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. On March 27, 2006, proceeds from our senior secured revolving credit facility of $47.9 million were used to acquire certain assets of D&W. We believe that cash generated from operating activities and available borrowings under the credit facility are sufficient to support current operations.

          Our current ratio increased to 1.16:1.00 at September 9, 2006 from 1.14:1.00 at March 25, 2006 and our investment in working capital was $26.7 million at September 9, 2006 versus $20.7 million at March 25, 2006. Our debt to total capital ratio at September 9, 2006 was .44:1.00 versus .31:1.00 at March 25, 2006. The change in these ratios was primarily due to funds drawn under the credit facility and capital lease obligations assumed related to the D&W acquisition.

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 25, 2006. At September 9, 2006, there have been no material changes to our significant contractual obligations outside the ordinary course of business, except for the assumption of lease obligations in the D&W acquisition. As of September 9, 2006, our obligations under the leases assumed in the D&W acquisition are as follows:
(In thousands)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$37,085	$4,549	$8,110	$6,776	$17,650
Capital leases	38,570	2,645	5,387	5,629	24,909
Lease and ancillary costs of closed stores, including imputed interest	22,339	2,875	5,874	3,969	9,621
Total	$97,994	$10,069	$19,371	$16,374	$52,180

Off-Balance Sheet Arrangements

          We had letters of credit of $10.0 million outstanding and unused at September 9, 2006. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of 3% on the face amount of the letters of credit.

New Accounting Standards

          Effective March 26, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", using the modified-prospective transition method. SFAS No. 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options and other forms of share-based compensation. Prior to adoption of SFAS No. 123(R), we accounted for share-based awards under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Under this method, no stock-based compensation cost was reflected in the Consolidated Statements of Earnings for stock options as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Adoption of SFAS No. 123(R) resulted in additional compensation expense of $0.1 million and $0.2 million net of tax for the second quarter and year-to-date period, respectively. We expect a similar amount of incremental expense in future periods during Fiscal 2007. Basic earnings per share decreased $0.01 for the year-to-date period as a result of adopting SFAS 123(R). Basic earnings per share for the second quarter and dilutive earnings per share for the second quarter and year-to-date period did not change as a result of adopting SFAS 123(R). As of September 9, 2006, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $1.2 million for stock options and $5.3 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.7 years for stock options and approximately 3.7 years for restricted stock.

          The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to adoption of SFAS No. 123(R), under the provisions of SFAS No. 123, expected volatility was determined based upon historical volatility of Spartan Stores common stock and the historical volatilities of guideline companies for the period of time that Spartan Stores was not publicly traded. The expected term of options granted was based upon expectations of future exercise behavior derived from vesting and contractual terms. Upon adoption of SFAS No. 123(R), and under the provisions of this statement, expected volatility was determined based upon a combination of applicable historical volatility of Spartan Stores common stock and the expected volatilities of guideline companies that are comparable to Spartan Stores in most significant respects to reflect management's best estimate of Spartan Stores' future volatility over the option term. The expected term of options granted is determined using the "simplified method" as described in SEC Staff Accounting Bulletin No. 107 that uses the following formula: ((vesting term + original contract term)/2). Expected dividend yield is based on historical dividend payments under the current dividend policy.

          In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective at the beginning of our fiscal year 2008. We are currently evaluating the impact of FIN 48 on our financial statements.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 will become effective for at the beginning of our fiscal year 2009. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial statements.

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)", effective for public companies for fiscal years ending after December 15, 2006. SFAS No. 158 requires employers that sponsor a defined benefit postretirement plan to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. This aspect of SFAS No. 158 is effective for our current fiscal year ending March 31, 2007. The Statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with our fiscal year ending March 28, 2009. We are currently evaluating the impact of the Statement on our financial statements.

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

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of September 9, 2006 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effectively designed and operated to cause material information relating to Spartan Stores (including its consolidated subsidiaries) required to be included in Spartan Stores' periodic filings with the Securities and Exchange Commission to be accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

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

          The following table provides information regarding the Company's purchases of its own common stock during the second quarter. The Company has no public stock repurchase plans or programs. All transactions reported are with associates under stock compensation plans. These include: (1) shares of Spartan Stores, Inc. stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares withheld to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. Under the Company's associate stock compensation plans, the value of the shares delivered or withheld is the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
Period 1 (June 18 - July 15, 2006)
Employee Transactions	-	-
Period 2 (July 16 - August 12, 2006)
Employee Transactions	51,163	$15.09
Period 3 (August 13 - September 9, 2006)
Employee Transactions	228	$18.05
Total for Second Quarter ended September 9, 2006	51,391	$15.10

ITEM 4.	Submission of Matters to a Vote of Security Holders

          Spartan Stores held its 2006 annual meeting on August 16, 2006. At the meeting, the following matters were submitted to a vote of the shareholders:

1.	election of three directors; and
2.	ratification of the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal 2007.

          The following three persons were duly elected at the meeting:
	Term Expiring	Votes For	Votes Withheld

M. Shân Atkins	2009	17,625,541	166,503
Dr. Frank M. Gambino	2009	17,621,719	170,325
Timothy J. O'Donovan	2009	17,602,058	189,986

          The following five persons continue to serve as directors of Spartan Stores: Craig C. Sturken and Frederick J. Morganthall, II are currently serving terms that will expire at Spartan Stores' 2007 annual meeting of shareholders and Elizabeth A. Nickels, Kenneth T. Stevens and James F. Wright are currently serving terms that will expire at Spartan Stores' 2008 annual meeting of shareholders.

          The shareholders voted on a proposal to ratify the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal year 2007. With respect to this proposal, shares were voted as follows:
Proposal	For	Against	Abstain	Broker Non-Votes

Proposal to ratify the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal year 2007.	17,580,132	151,000	60,912	0

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

10.1	Director Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date: October 12, 2006	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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

10.1	Director Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.