Form 10-Q
period 2006-12-30
SPARTAN STORES INC
filed 2007-02-02
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006.

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

As of January 31, 2007 the registrant had 21,620,517 outstanding shares of common stock, no par value.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	December 30, 2006	March 25, 2006

Current assets
Cash and cash equivalents	$13,160	$7,655
Accounts receivable, net	43,862	45,280
Inventories, net	118,145	95,892
Prepaid expenses and other current assets	7,875	5,433
Deferred taxes on income	8,689	6,801
Property and equipment held for sale	3,418	6,634
Total current assets	195,149	167,695

Other assets
Goodwill	142,440	72,555
Deferred taxes on income	-	9,061
Other, net	16,899	14,108
Total other assets	159,339	95,724

Property and equipment, net	141,311	115,178

Total assets	$495,799	$378,597

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$96,411	$90,992
Accrued payroll and benefits	31,008	29,423
Other accrued expenses	21,130	18,356
Current portion of exit costs	8,111	6,513
Current maturities of long-term debt and capital lease obligations	5,216	1,675
Total current liabilities	161,876	146,959

Long-term liabilities
Postretirement benefits	8,081	8,702
Other long-term liabilities	11,767	4,700
Exit costs	26,053	8,804
Long-term debt and capital lease obligations	122,822	64,015
Total long-term liabilities	168,723	86,221

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 21,616 and 21,023 shares outstanding	125,468	123,256
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Deferred stock-based compensation	-	(2,873)
Accumulated other comprehensive loss	(276)	(276)
Retained earnings	40,008	25,310
Total shareholders' equity	165,200	145,417

Total liabilities and shareholders' equity	$495,799	$378,597

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	16 Weeks Ended		40 Weeks Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005

Net sales	$723,547	$642,274	$1,810,947	$1,587,135
Cost of sales	586,320	526,530	1,458,245	1,292,038
Gross margin	137,227	115,744	352,702	295,097

Operating expenses
Selling, general and administrative expenses	124,074	106,712	310,798	267,591
Provision for asset impairments and exit costs	-	787	4,464	1,057
Total operating expenses	124,074	107,499	315,262	268,648

Operating earnings	13,153	8,245	37,440	26,449

Other income and expenses
Interest expense	3,920	2,538	9,729	6,070
Other, net	(27)	(1,414)	(113)	(1,506)
Total other income and expenses	3,893	1,124	9,616	4,564

Earnings before income taxes and discontinued operations	9,260	7,121	27,824	21,885
Income taxes	3,208	2,351	9,706	7,232
Earnings from continuing operations	6,052	4,770	18,118	14,653
Loss from discontinued operations, net of taxes	(158)	(1,413)	(201)	(1,791)
Net earnings	$5,894	$3,357	$17,917	$12,862

Basic earnings (loss) per share:
Earnings from continuing operations	$0.29	$0.23	$0.87	$0.71
Loss from discontinued operations	(0.01)	(0.07)	(0.01)	(0.09)
Net earnings	$0.28	$0.16	$0.86	$0.62

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.28	$0.22	$0.85	$0.69
Loss from discontinued operations	(0.01)	(0.06)	(0.01)	(0.09)
Net earnings	$0.27	$0.16	$0.84	$0.60

Weighted average shares outstanding:
Basic	21,014	20,812	20,859	20,758
Diluted	21,455	21,321	21,260	21,330

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance - March 26, 2006	21,023	$123,256	$(2,873)	$(276)	$25,310	$145,417

Reclassification of deferred stock- based compensation upon adoption of SFAS 123(R)	-	(2,873)	2,873	-	-	-

Comprehensive income, net of tax:
Net earnings	-	-	-	-	17,917	17,917

Dividends - $.15 per share	-	-	-	-	(3,219)	(3,219)
Stock-based employee compensation	-	1,492	-	-	-	1,492
Issuances of common stock and related tax benefit on stock option exercises	387	3,743	-	-	-	3,743
Issuances of restricted stock and related income tax benefit	268	228	-	-	-	228
Cancellations of restricted stock	(62)	(378)	-	-	-	(378)

Balance - December 30, 2006	21,616	$125,468	$-	$(276)	$40,008	$165,200

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	40 Weeks Ended
	December 30, 2006	December 31, 2005
Cash flows from operating activities
Net earnings	$17,917	$12,862
Loss from discontinued operations	201	1,791
Earnings from continuing operations	18,118	14,653
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Provision for asset impairments and exit costs	4,464	1,057
Depreciation and amortization	16,712	16,089
Postretirement benefits expense	1,909	1,855
Deferred taxes on income	8,827	6,665
Stock-based compensation expense	1,481	601
(Gain) loss on sale of assets	254	(1,218)
Other	-	368
Changes in operating assets and liabilities:
Accounts receivable	942	2,332
Inventories	(16,154)	(8,016)
Prepaid expenses and other assets	(1,143)	916
Accounts payable	5,904	4,826
Accrued payroll and benefits	691	(3,379)
Postretirement benefits payments	(2,982)	(2,753)
Other accrued expenses and other liabilities	(2,087)	(822)
Net cash provided by operating activities	36,936	33,174

Cash flows from investing activities
Purchases of property and equipment	(20,414)	(16,975)
Net proceeds from the sale of assets	468	2,324
Acquisitions, net of cash acquired	(53,600)	-
Other	245	(114)
Net cash used in investing activities	(73,301)	(14,765)

Cash flows from financing activities
Net proceeds from (payments on) revolving credit facility	43,131	(15,975)
Repayment of long-term debt	(1,727)	(1,882)
Proceeds from sale of common stock	2,944	317
Dividends paid	(3,219)	-
Net cash provided by (used in) financing activities	41,129	(17,540)

Cash flows from discontinued operations (Revised - See note 1)
Net cash used in operating activities	(2,401)	(3,458)
Net cash provided by investing activities	3,142	-
Net cash used in financing activities	-	(509)
Net cash provided by (used in) discontinued operations	741	(3,967)

Net increase (decrease) in cash and cash equivalents	5,505	(3,098)
Cash and cash equivalents at beginning of period	7,655	14,880
Cash and cash equivalents at end of period	$13,160	$11,782

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of December 30, 2006 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Revision
In fiscal 2007 the operating, investing and financing portions of the cash flows attributable to discontinued operations have been separately disclosed, which in prior periods were reported on a combined basis as a single amount.

Reclassifications
Certain reclassifications have been made to the fiscal 2006 condensed consolidated financial statements to conform to the fiscal 2007 presentation.

Note 2
New Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", that addresses the accounting for share-based payments to employees, including grants of employee stock options and other forms of share-based compensation. Under SFAS No. 123(R), it is no longer acceptable to account for share-based payments to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Instead, SFAS No. 123(R) requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. SFAS No. 123(R) became effective for Spartan Stores at the beginning of fiscal 2007. The adoption of SFAS No. 123(R) and its effects are more fully described in Note 9, Stock-Based Compensation.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied prospectively. FIN 48 is effective for Spartan Stores' at the beginning of fiscal year 2008. Spartan Stores is currently evaluating the impact of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 will become effective for Spartan Stores at the beginning of fiscal 2009. The provisions of the Statement are to be applied prospectively, except for limited retrospective application permitted for certain items. Spartan Stores is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)", effective for public companies for fiscal years ending after December 15, 2006. SFAS No. 158 requires employers that sponsor a defined benefit postretirement plan to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. This aspect of SFAS No. 158 is effective for Spartan Stores' current fiscal year ending March 31, 2007. Spartan Stores is awaiting the completion of its actuarial valuation to determine the impact of this aspect of SFAS No. 158 on its financial statements. The Statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with Spartan Stores' fiscal year ending March 28, 2009. Spartan Stores is currently evaluating the impact of this aspect of SFAS No. 158 on its financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements for the purpose of a materiality assessment. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for Spartan Stores' annual financial statements for the current fiscal year ending March 31, 2007. Spartan Stores does not expect that the adoption of SAB 108 will have a material impact on its financial statements.

Note 3
Acquisitions of Assets

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

Pro forma financial information

The following pro forma financial information illustrates estimated results of operations for the 16 weeks and 40 weeks ended December 31, 2005 after giving effect to the acquisition of D&W described above at the beginning of the period presented. The pro forma results are presented for comparative purposes only and do not purport to be indicative of results that would have actually been reported had the acquisition taken place on the date assumed, or to project Spartan Stores' results of operations which may be reported in the future.

(In thousands, except per share amounts)
	16 Weeks Ended Dec. 31, 2005	40 Weeks Ended Dec. 31, 2005

Net sales	$705,118	$1,745,601
Earnings from continuing operations	$4,826	$16,216

Earnings from continuing operations per share:
Basic	$0.23	$0.78
Diluted	$0.23	$0.76

Weighted average shares outstanding:
Basic	20,812	20,758
Diluted	21,321	21,330

In the first quarter of fiscal 2007, Spartan Stores incurred approximately $1.1 million, $0.7 million after tax, in start-up costs related to training, remerchandising and rebranding the stores. These charges are included in "Selling, general and administrative expenses".

During the third quarter of fiscal 2007, Spartan Stores acquired certain equipment at five closed grocery stores from Carter's Inc. in a Chapter 7 federal bankruptcy liquidation proceeding. Store lease obligations were assumed for two of the store locations. The stores will remain closed. The acquisition was made to increase market share of existing retail stores. Spartan Stores also acquired certain operating assets and assumed certain liabilities of a subsidiary of PrairieStone Pharmacy, LLC that were used in the operations of in-store pharmacies in 12 of Spartan Stores' retail grocery stores. The acquisition was made to allow us to better coordinate in-store operations and improve our overall customer service at these locations. For the two acquisitions, Spartan Stores paid a cash purchase price of $5.4 million. The funds used for the transaction were drawn under Spartan Stores' existing bank credit facilities. The estimated fair value of assets acquired consisted of $1.6 million for inventory, $0.6 million for equipment $2.9 million for customer lists and $1.1 million for goodwill and liabilities assumed consisted of $0.6 million for lease obligations and $0.2 million for accrued expenses. Goodwill of $1.0 million and $0.1 million was assigned to the Retail and Distribution segments, respectively, based upon the expected benefits to be derived from the business combination. Goodwill of $1.1 million is expected to be deductible for tax purposes. Spartan Stores is also committed to purchasing the real estate of one store for $0.6 million, subject to certain contractual conditions being met.

Note 4
Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:
(In thousands)	Retail	Distribution	Total

Balance at March 25, 2006	$42,209	$30,346	$72,555
D&W acquisition	45,564	23,116	68,680
Carter's Inc. and PrairieStone acquisitions	1,068	137	1,205
Balance at December 30, 2006	$88,841	$53,599	$142,440

The following table reflects the components of amortized intangible assets, included in "Other, net" on the Consolidated Balance Sheets:
(In thousands)	December 30, 2006		March 25, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$4,432	$2,361	$4,277	$2,054
Favorable leases	4,025	1,587	2,660	1,360
Customer lists	3,293	103	405	53
Total	$11,750	$4,051	$7,342	$3,467

The weighted average amortization period of customer lists, non-compete agreements, favorable leases, and intangible assets in total is 7.5 years, 9.0 years, 13.5 years and 9.6 years, respectively. Amortization expense for intangible assets was $0.6 million and $0.5 million for the 40 weeks ended December 30, 2006 and December 31, 2005, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:
(In thousands)	Fiscal Year	Amortization Expense
	2008	$1,077
	2009	1,034
	2010	937
	2011	899
	2012	894

	Total	$4,841

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

Discontinued operations had no sales during the third quarter and year-to-date periods ended December 30, 2006 and December 31, 2005. The operating losses in discontinued operations for the third quarters ended December 30, 2006 and December 31, 2005 of $0.4 million and $2.1 million were partially offset by income tax benefits of $0.2 million and $0.7 million for the third quarters ended December 30, 2006 and December 31, 2005, respectively. The operating losses in discontinued operations for the year-to-date periods ended December 30, 2006 and December 31,

2005 of $0.4 million and $2.7 million were partially offset by income tax benefits of $0.2 million and $0.9 million for the year-to-date periods ended December 30, 2006 and December 31, 2005, respectively.

Total assets of discontinued operations were $4.4 million at December 30, 2006 and $6.1 million at March 25, 2006. Total liabilities of discontinued operations decreased from $12.8 million at March 25, 2006 to $10.5 million at December 30, 2006.

Spartan Stores anticipates that it will be subject to a partial withdrawal liability from a multi-employer pension plan related to the 2003 closures of certain of its discontinued Food Town stores when a final determination is made based on the June 30, 2006 financial condition of the plan. Previous estimates provided by the trustees of the multi-employer pension plan indicate that there is an underfunded liability which we believe to have resulted from a change in actuarial assumptions, investment performance, other employers' withdrawals, or a combination of these factors, occurring subsequent to the closure of these stores. Spartan Stores intends to challenge such a determination prior to settling the partial withdrawal liability if, and when, assessed after actuarial work is complete for the June 30, 2006 date. At this time, Spartan Stores has received no indication of when the June 30, 2006 actuarial work will be completed. Spartan Stores has estimated its liability based on available preliminary information and recorded an after-tax charge of approximately $1.1 million in Discontinued Operations in the third quarter of fiscal 2006.

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

The following table provides the activity of exit costs for our Retail segment for the 40 weeks ended December 30, 2006. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in "Current liabilities" and "Exit costs" in "Long-term liabilities" based on when the obligations are expected to be paid.

(In thousands)
Lease and Ancillary Costs

Balance at March 26, 2006	$15,317
Exit costs assumed in acquisition of D&W (see Note 3)	19,231
Exit costs assumed in Carter's acquisition (see Note 3)	552
Provision for lease and related ancillary costs, net of estimated sublease recoveries	4,050
Payments, net of interest accretion	(4,986)
Balance at December 30, 2006	$34,164

Note 7
Leases

In conjunction with the D&W acquisition (see Note 3), Spartan Stores assumed the leases of the 16 retail stores that it continues to operate. Total future lease commitments of Spartan Stores under capital and operating leases in effect at December 30, 2006 are as follows:
(In thousands)	Capital			Operating
Fiscal Year	Used in Operations	Subleased to Others	Total	Used in Operations	Subleased to Others	Total

2007	$901	$73	$974	$6,084	$229	$6,313
2008	3,571	403	3,974	23,506	914	24,420
2009	3,579	-	3,579	21,414	869	22,283
2010	3,615	-	3,615	19,241	778	20,019
2011	3,664	-	3,664	16,325	612	16,937
Thereafter	27,958	-	27,958	51,109	1,652	52,761

Total	43,288	476	43,764	$137,679	$5,054	$142,733
Interest	(17,618)	(36)	(17,654)
Present value of minimum lease obligations	25,670	440	26,110
Current portion	1,281	360	1,641
Long-term obligations at December 30, 2006	$24,389	$80	$24,469

On January 11, 2006, Spartan Stores entered into a lease agreement for the land and construction of a replacement store. Total minimum lease payments, contingent upon the completion of the store, over the term of the lease are $10.1 million.

Note 8
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the third quarter and year-to-date periods ended December 30, 2006 and December 31, 2005:

(In thousands)
16 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Service cost	$771	$753	$11	$4	$56	$54
Interest cost	610	577	9	8	102	96
Expected return on plan assets	(802)	(723)	-	-	-	-
Net amortization and deferral	(95)	(98)	7	4	1	(6)

Net periodic benefit cost	$484	$509	$27	$16	$159	$144

(In thousands)
40 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Service cost	$2,313	$2,259	$33	$12	$168	$161
Interest cost	1,828	1,730	26	23	307	287
Expected return on plan assets	(2,405)	(2,169)	-	-	-	-
Net amortization and deferral	(285)	(293)	21	12	2	(15)

Net periodic benefit cost	$1,451	$1,527	$80	$47	$477	$433

Spartan Stores expects to contribute $3.7 million to its defined benefit plans in fiscal 2007 to meet the minimum funding requirements. As of December 30, 2006, $3.0 million has been contributed. In fiscal 2006, Spartan Stores contributed $3.2 million to its defined benefit plans.

Note 9
Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans covering 3,200,000 shares of Spartan Stores' common stock, the Spartan Stores, Inc. 2001 Stock Incentive Plan (the "2001 Plan") and the Spartan Stores, Inc. Stock Incentive Plan of 2005 (the "2005 Plan"). The plans provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates. As of December 30, 2006, 117,800 shares remained unissued under the 2001 Plan, and 1,139,000 shares remained unissued under the 2005 Plan.

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

Effective March 26, 2006, Spartan Stores adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under that transition method, compensation cost recognized in the third quarter and year-to-date periods ended December 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 26, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to March 26, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Upon adoption of SFAS No. 123(R), Spartan Stores elected to begin recognizing compensation expense using the straight-line amortization method for share-based awards granted on or after March 26, 2006, consistent with restricted stock awards granted prior to adoption. In accordance with the provisions of SFAS No. 123(R), results for prior periods have not been restated.

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

As a result of adopting SFAS No. 123(R) on March 26, 2006, Earnings before income taxes, Earnings from continuing operations and Net earnings for the 16 weeks ended December 30, 2006 are $0.1 million lower than if Spartan Stores had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the 16 weeks ended December 30, 2006 would have each been $0.28 had Spartan Stores not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.28 and $0.27, respectively. For the 40 weeks ended December 30, 2006, Earnings before income taxes are $0.4 million lower and Earnings from continuing operations and Net earnings are $0.3 million lower, respectively, than if Spartan Stores had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the 40 weeks ended December 30, 2006 would have been $0.87 and $0.85, respectively, had Spartan Stores not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.86 and $0.84, respectively.

The following table illustrates the effect on net earnings and earnings per share as if share-based compensation expense for the 16 and 40 weeks ended December 31, 2005 had been determined based on the fair value recognition provisions of SFAS No. 123(R):

(In thousands, except per share data)
	16 Weeks Ended December 31, 2005	40 Weeks Ended December 31, 2005

Net earnings, as reported	$3,357	$12,862
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(116)	(285)

Pro forma net earnings	$3,241	$12,577

Basic earnings per share - as reported	$0.16	$0.62
Basic earnings per share - pro forma	0.16	0.61

Diluted earnings per share - as reported	$0.16	$0.60
Diluted earnings per share - pro forma	0.15	0.59

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

The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
	40 Weeks Ended
	December 30, 2006	December 31, 2005

Dividend yield	1.00% - 1.46%	0.00%
Expected volatility	30.43% - 31.70%	57.73%
Risk-free interest rate	4.58% - 5.05%	3.86%
Expected life of option	6.25 years	7 years

The following table summarizes stock option activity for the 40 weeks ended December 30, 2006:
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value (In thousands)

Options outstanding at March 25, 2006	1,003,943	$8.01
Granted	187,342	13.95
Exercised	(489,863)	8.29
Cancelled	(29,840)	10.28

Options outstanding at December 30, 2006	671,582	$9.36	6.92	$7,963

Vested and expected to vest in the future at December 30, 2006	639,037	$9.21	6.80	$7,673

Options exercisable at December 30, 2006	282,738	$9.52	5.18	$3,307

The weighted average grant-date fair value of stock options granted during the 40 weeks ended December 30, 2006 and December 31, 2005 was $4.84 and $7.05, respectively. The total intrinsic value of stock options exercised during the 40 weeks ended December 30, 2006 and December 31, 2005 was $4.0 million and $0.2 million, respectively. Cash received from option exercises was $4.1 million and $0.2 million during the 40 weeks ended December 30, 2006 and December 31, 2005, respectively.

Spartan Stores awarded 268,677 shares and 252,173 shares of restricted stock during the 40 weeks ended December 30, 2006 and December 31, 2005, respectively. Shares awarded to employees vest in 20 percent increments over a five-year service period. Awards granted to directors prior to May 10, 2006 vest 100 percent after three years and awards granted on or after May 10, 2006 vest in one-third increments over a three-year service period. Awards are subject to certain transfer restrictions and forfeiture prior to vesting. All shares fully vest upon a "Change in Control"

as defined by the Plan. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the vesting period.

The following table summarizes restricted stock activity for the 40 weeks ended December 30, 2006:
	Shares	Weighted Average Grant-Date Fair Value

Outstanding and nonvested at March 25, 2006	436,998	$7.83
Granted	268,677	13.95
Vested	(93,398)	7.44
Forfeited	(41,182)	10.09

Outstanding and nonvested at December 30, 2006	571,095	$10.61

The weighted average grant-date fair value of restricted shares granted during the 40 weeks ended December 30, 2006 and December 31, 2005 was $13.95 and $11.50, respectively. The total fair value of shares vested during the 40 weeks ended December 30, 2006 and December 31, 2005 was $0.7 million and $0.2 million, respectively.

Share-based compensation expense recognized and included in Selling, general and administrative expenses in the Consolidated Statements of Earnings and related tax benefits were as follows:
(In thousands)	40 Weeks Ended
	December 30, 2006	December 31, 2005

Stock options	$400	$-
Restricted stock	1,081	601
Tax benefits	(518)	(210)
	$963	$391

As of December 30, 2006, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $1.1 million for stock options and $5.2 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.6 years for stock options and approximately 3.4 years for restricted stock.

Note 10
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $3.8 million and $3.1 million for the year-to-date periods ended December 30, 2006 and December 31, 2005, respectively, of which $0.5 million and $0.4 million has been recognized as compensation expense in each year-to-date period, respectively.

Note 11
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
16 Weeks Ended December 30, 2006
Net sales	$386,996	$336,551	$723,547
Depreciation and amortization	2,099	4,147	6,246
Operating earnings	7,912	5,241	13,153
Capital expenditures	2,157	6,183	8,340
16 Weeks Ended December 31, 2005
Net sales	$375,023	$267,251	$642,274
Depreciation and amortization	2,420	3,519	5,939
Operating earnings	7,251	994	8,245
Capital expenditures	1,318	6,506	7,824

40 Weeks Ended December 30, 2006
Net sales	$944,320	$866,627	$1,810,947
Depreciation and amortization	5,953	10,304	16,257
Operating earnings	21,271	16,169	37,440
Capital expenditures	5,036	15,378	20,414
40 Weeks Ended December 31, 2005
Net sales	$895,410	$691,725	$1,587,135
Depreciation and amortization	6,334	9,074	15,408
Operating earnings	16,414	10,035	26,449
Capital expenditures	5,650	11,325	16,975

	December 30, 2006	March 25, 2006
Total assets
Distribution	$200,900	$184,098
Retail	290,488	188,443
Discontinued operations	4,411	6,056
Total	$495,799	$378,597

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Ohio.

          We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, frozen and perishable items to over 350 independently owned grocery stores and our 87 corporate owned stores. Our Retail segment operates 68 retail supermarkets in Michigan under the banners Family Fare Supermarkets, Glen's Markets and D&W Fresh Markets, 19 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm, and ten fuel centers under the banners Family Fare Quick Stop, Glen's Quick Stop and D&W Fresh Markets Quick Stop which are typically located adjacent to one of our supermarkets. Sixteen of our supermarkets were acquired early in Fiscal 2007. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores. Our deep-discount food and drug stores offer a unique combination of full-service pharmacy, general merchandise products and basic food offerings.

          Our sales and operating performance vary with seasonality. The first and fourth quarters are typically our lowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected by the timing of the Easter holiday, which results in a strong sales week. All quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. Fiscal 2007 will contain 53 weeks; therefore, the fourth quarter of fiscal 2007 will consist of 13 weeks rather than 12 weeks. Many northern Michigan stores are dependent on tourism, and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months.

          On March 27, 2006, we acquired certain assets and assumed certain liabilities of sixteen operating and four non-operating supermarkets from D&W Food Centers, Inc. and D&W Associate Resources, LLC (together "D&W"), a privately held Grand Rapids, Michigan-based retail grocery operator located in West Michigan.

          During the third quarter of fiscal 2007, Spartan Stores acquired certain equipment at five closed grocery stores from Carter's Inc. under the Chapter 7 federal bankruptcy liquidation. Store lease obligations were assumed for two of the store locations. The stores will remain closed. The acquisition was made to increase market share of existing retail stores. Spartan Stores also acquired certain operating assets and assumed certain liabilities of a subsidiary of PrairieStone Pharmacy, LLC that were used in the operations of in-store pharmacies in 12 of Spartan Stores' retail grocery stores. The acquisition was made to allow us to better coordinate in-store operations and improve our overall customer service at these locations.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales				Percentage Change
	16 Weeks Ended		40 Weeks Ended		16 Weeks Ended	40 Weeks Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 30, 2006
Net sales	100.0	100.0	100.0	100.0	12.7	14.1
Gross margin	19.0	18.0	19.5	18.6	18.6	19.5
Selling, general and administrative	17.2	16.6	17.2	16.8	16.3	16.1
Provision for asset impairments and exit costs	0.0	0.1	0.3	0.1	(100.0)	322.3
Operating earnings	1.8	1.3	2.0	1.7	59.5	41.6
Other income and expenses	0.5	0.2	0.5	0.3	246.4	110.7
Earnings before income taxes and discontinued operations	1.3	1.1	1.5	1.4	30.0	27.1
Income taxes	0.5	0.4	0.5	0.5	36.5	34.2
Earnings from continuing operations	0.8	0.7	1.0	0.9	26.9	23.6
Loss from discontinued operations	(0.0)	(0.2)	(0.0)	(0.1)	(88.8)	(88.8)
Net earnings	0.8	0.5	1.0	0.8	75.6	39.3

          Net Sales - Net sales for the quarter ended December 30, 2006 ("third quarter") increased $81.3 million, or 12.7 percent, from $642.3 million in the quarter ended December 31, 2005 ("prior year third quarter") to $723.5 million. Net sales for the year-to-date period ended December 30, 2006 ("current year-to-date") increased $223.8 million, or 14.1 percent, from $1,587.1 million in the prior year-to-date period ended December 31, 2005 ("prior year-to-date") to $1,810.9 million.

          Net sales for the third quarter in our Distribution segment increased $12.0 million, or 3.2 percent, from $375.0 million in the prior year third quarter to $387.0 million. Net sales for the current year-to-date period increased $48.9 million, or 5.5 percent, from $895.4 million in the prior year-to-date period to $944.3 million. The sales increase was due to new distribution customer business of $14.1 million and $35.6 million for the third quarter and year-to-date period, respectively, and an increase in sales to existing customers of $4.2 million and $20.7 million for the third quarter and year-to-date period, respectively, partially offset by sales associated with the ending of relationships with two unprofitable customers totaling $6.3 million and $7.4 million for the third quarter and year-to-date period, respectively. Annual net sales to these two customers for fiscal 2006 totaled approximately $19 million, or less than two percent of annual distribution net sales.

          Net sales for the third quarter in our Retail segment increased $69.3 million, or 25.9 percent, from $267.3 million in the prior year third quarter to $336.6 million. Net sales for the year-to-date period increased $174.9 million, or 25.3 percent, from $691.7 million in the prior year-to-date period to $866.6 million. The sales increase was due primarily to incremental sales from the acquired D&W retail stores of $62.0 million and $151.5 million for the third quarter and year-to-date period, respectively, higher fuel center sales of $7.0 million and $20.9 million for the third quarter and year-to-date period, respectively, incremental sales from the acquired PrairieStone pharmacies of $3.8 million for the third quarter and year-to-date period, estimated incremental sales from the closure of competitor's stores of $3.1 million and $4.9 million for the third quarter and year-to-date period, respectively, and comparable store sales growth. The third quarter and year-to-date sales increases were partially offset by lost sales of $5.0 million and $8.6 million, respectively, from two stores closed near the end of the first quarter as part of our store base rationalization effort.

          Total retail comparable store sales increased 3.2 percent in the third quarter. Excluding sales from fuel centers, comparable store sales increased 0.6 percent. Total retail comparable store sales increased 4.5 percent in the current year-to-date period. Excluding sales from fuel centers, comparable store sales increased 1.4 percent.

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

          Gross margin for the third quarter increased $21.5 million, or 18.6 percent, from $115.7 million in the prior year third quarter to $137.2 million. As a percent of net sales, gross margin for the third quarter increased to 19.0 percent from 18.0 percent. Gross margin for the year-to-date period increased $57.6 million, or 19.5 percent, from $295.1 million in the prior year-to-date period to $352.7 million. As a percent of net sales, gross margin for the year-to-date period increased to 19.5 percent from 18.6 percent. The gross margin rate improvement was primarily due to a larger concentration of higher margin retail sales and operational synergies resulting from our retail acquisition.

          Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses for the third quarter increased $17.4 million, or 16.3 percent, from $106.7 million in the prior year third quarter to $124.1 million. As a percent of net sales, SG&A expenses were 17.2 percent for the current quarter compared to 16.6 percent in the prior year third quarter. SG&A expenses for the year-to-date period increased $43.2 million, or 16.1 percent, from $267.6 million in the prior year-to-date period to $310.8 million. As a percent of net sales, SG&A expenses were 17.2 percent year-to-date versus 16.8 percent for the prior year-to-date period.

          The net increase in third quarter SG&A expenses was primarily due to the following:
•	Incremental expenses associated with the acquired stores of $17.3 million
•	Increased compensation and benefits of $2.1 million, including $0.6 million related to a union contract signing bonus
•	The costs of operating additional fuel centers of $0.4 million
•	Reduction in expenses due to the closure of two stores in the first quarter of $1.3 million
•	Reduction in legal and professional fees associated with the conclusion of the review of strategic alternatives and a contract dispute resolution in the prior year of $0.5 million

          The increase in year-to-date SG&A expenses was primarily due to the following:
•

Incremental expenses associated with the acquired stores of $42.1 million for the year-to-date period, including $1.1 million of training and other start-up related costs related to the D&W acquisition in the first quarter

•	Increased compensation and benefits of $5.4 million, including $0.6 million related to a union contract signing bonus
•	The costs of operating additional fuel centers of $1.0 million
•	Reduction in expenses due to the closure of two stores in the first quarter and two stores in the prior year totaling $3.4 million
•	Reduction in legal and professional fees associated with the conclusion of the review of strategic alternatives and a contract dispute resolution in the prior year of $1.4 million

          Provision for Asset Impairments and Exit Costs - Asset impairments and exit costs were $4.5 million for the year-to-date period. In the first quarter, the Retail segment recognized charges of $4.5 million for asset impairment and lease and related ancillary costs related to the closure of two Family Fare Supermarkets stores and moving the central bakery operation into individual retail stores. The store base rationalization and associated charge was incurred due to the proximity of acquired stores to our existing store base. This limited reduction of our store network was based on an evaluation of stores that were best positioned to provide customers with the highest quality overall shopping experience. The central bakery decision was based on the desire to move the production of bakery products closer to the consumer, and the economics of the central bakery operation. Although the charge reduced first-quarter earnings performance, we expect the restructuring decision to improve ongoing earnings trends.

          Asset impairments and exit costs were $0.8 million for the prior year third quarter and $1.1 million for the prior year-to-date period. In the prior year third quarter, an asset impairment charge of $0.3 million was incurred related to banana ripening equipment that was replaced and the exit cost reserve was increased $0.5 million due to changes in real estate market conditions and resulting estimated sublease income. The prior year-to-date amount also includes charges related to the closure of two Pharm stores.

          Interest Expense - Interest expense for the third quarter increased $1.4 million, or 54.5 percent, from $2.5 million in the prior year third quarter to $3.9 million. Interest expense for the year-to-date period increased $3.7 million, or 60.3 percent, from $6.1 million in the prior year-to-date period to $9.7 million. Interest expense increased principally due to an increase in total average borrowings as a result of acquisitions and multiple rate increases by the Federal Reserve, partially offset by repayments of debt due to improved cash flows. Total average borrowings increased $40.0 million from $83.9 million in the prior year to $124.0 million.

          Other, net - Other, net for the third quarter decreased $1.4 million, from $1.4 million in the prior year third quarter to $0.0 million. Other, net for the year-to-date period decreased $1.4 million, from $1.5 million in the prior year third quarter to $0.1 million. Other, net for the prior year third quarter and prior year-to-date period includes a gain on the sale of land not used in operations of $1.4 million.

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

          Discontinued operations had no sales during the third quarter and year-to-date periods ended December 30, 2006 and December 31, 2005. The operating losses in discontinued operations for the third quarters ended December 30, 2006 and December 31, 2005 of $0.4 million and $2.1 million were partially offset by income tax benefits of $0.2 million and $0.7 million for the third quarters ended December 30, 2006 and December 31, 2005, respectively. The operating losses in discontinued operations for the year-to-date periods ended December 30, 2006 and December 31, 2005 of $0.4 million and $2.7 million were partially offset by income tax benefits of $0.2 million and $0.9 million for the year-to-date periods ended December 30, 2006 and December 31, 2005, respectively.

          Total assets of discontinued operations were $4.4 million at December 30, 2006 and $6.1 million at March 25, 2006. Total liabilities of discontinued operations decreased from $12.8 million at March 25, 2006 to $10.5 million at December 30, 2006.

          We anticipate that we will be subject to a partial withdrawal liability from a multi-employer pension plan related to the 2003 closures of certain of our discontinued Food Town stores when a final determination is made based on the June 30, 2006 financial condition of the plan. Previous estimates provided by the trustees of the multi-employer pension plan indicate that there is an underfunded liability which we believe to have resulted from a change in actuarial assumptions, investment performance, other employers' withdrawals, or a combination of these factors, occurring subsequent to the closure of these stores. We intend to challenge such a determination prior to settling the partial withdrawal liability if, and when, assessed after actuarial work is complete for the June 30, 2006 date. At this time, we have received no indication of when the June 30, 2006 actuarial work will be completed. We have estimated our liability based on available preliminary information and recorded an after-tax charge of approximately $1.1 million in Discontinued Operations in the prior year third quarter.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)
	December 30, 2006	December 31, 2005
Net cash provided by operating activities	$36,936	$33,174
Net cash used in investing activities	(73,301)	(14,765)
Net cash provided by (used in) financing activities	41,129	(17,540)
Net cash provided by (used in) discontinued operations	741	(3,967)
Net increase (decrease) in cash and cash equivalents	5,505	(3,098)
Cash and cash equivalents at beginning of year	7,655	14,880
Cash and cash equivalents at end of period	$13,160	$11,782

          Net cash provided by operating activities increased from the prior year-to-date period primarily due to an increase in net earnings.

          As of December 30, 2006, we have available a Federal income tax net operating loss carryforward of approximately $1.8 million. As a result, no regular Federal income taxes have been paid in Fiscal 2007; however, we do anticipate paying approximately $0.6 million in Alternative Minimum Tax in Fiscal 2007. No regular Federal income taxes were paid in Fiscal 2006, however, payments of Alternative Minimum Tax in Fiscal 2006 totaled $0.2 million.

          Net cash used in investing activities increased during the current fiscal year primarily due to the acquisitions and increased capital expenditure activity. We paid a total cash purchase price of $53.6 million for the acquisitions, which is reflected in investing activities. Excluding the acquisition, our Distribution and Retail segments utilized 24.7% and 75.3%, respectively, of our capital expenditure dollars. Expenditures were used for store remodels and refurbishments, new equipment and software. Under the terms of our credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. We expect capital expenditures to range from $31.0 million to $33.0 million for fiscal 2007, which would be allowed even if the restriction applied.

          Net cash provided by (used in) financing activities includes cash paid and received from our long-term borrowings, proceeds from the issuance of common stock and dividends paid. The increase in cash from financing activities was due to borrowings on our revolving credit facility that were used to finance the acquisitions and common stock proceeds, partially offset by year-to-date dividend payments of $3.2 million for the first, second and third quarters. In the fiscal 2006 fourth quarter, as permitted by amendment to our credit facility, our board of directors approved a change to our dividend policy and we began paying a quarterly cash dividend of $0.05 per common share. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at December 30, 2006 are $5.2 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash provided by (used in) discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the payment of store exit cost reserves, insurance run-off claims and other liabilities and proceeds from the sale of assets. Year-to-date fiscal 2007 proceeds on the sale of assets were $3.1 million. We expect the cash flows from operations and the cash flows from investing activities for fiscal 2007 to substantially offset.

          Our principal sources of liquidity are cash flows generated from operations and our amended $225.0 million senior secured revolving credit facility. The credit facility matures December 2010, and is secured by substantially all of our assets. As of December 30, 2006, we had outstanding borrowings of $97.4 million, available borrowings of $74.2 million and maximum availability of $84.2 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility are sufficient to support current operations.

          Our current ratio increased to 1.21:1.00 at December 30, 2006 from 1.14:1.00 at March 25, 2006 and our investment in working capital was $33.3 million at December 30, 2006 versus $20.7 million at March 25, 2006. Our debt to total capital ratio at December 30, 2006 was .44:1.00 versus .31:1.00 at March 25, 2006. The change in these ratios was primarily due to funds drawn under the credit facility and capital lease obligations assumed related to the D&W acquisition.

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 25, 2006. At December 30, 2006, there have been no material changes to our significant contractual obligations outside the ordinary course of business, except for the assumption of lease obligations in the acquisitions. As of December 30, 2006, our obligations under the leases assumed in the acquisitions are as follows:
(In thousands)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$36,002	$4,494	$7,938	$6,654	$16,916
Capital leases, including interest	37,908	2,645	5,417	5,646	24,200
Lease and ancillary costs of closed stores, including imputed interest	22,289	3,404	5,830	3,925	9,130
Total	$96,199	$10,543	$19,185	$16,225	$50,246

On January 11, 2006, Spartan Stores entered into a lease agreement for the land and construction of a replacement store. Total minimum lease payments, contingent upon completion of the store, over the term of the lease are $10.1 million.

Off-Balance Sheet Arrangements

          We had letters of credit of $10.0 million outstanding and unused at December 30, 2006. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of 3% on the face amount of the letters of credit.

New Accounting Standards

          Effective March 26, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", using the modified-prospective transition method. SFAS No. 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options and other forms of share-based compensation. Prior to adoption of SFAS No. 123(R), we accounted for share-based awards under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Under this method, no stock-based compensation cost was reflected in the Consolidated Statements of Earnings for stock options as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Adoption of SFAS No. 123(R) resulted in additional compensation expense of $0.1 million and $0.3 million net of tax for the third quarter and year-to-date period, respectively. We expect a similar amount of incremental expense in the remaining period during Fiscal 2007. Basic and diluted earnings per share decreased $0.01 for the year-to-date period as a result of adopting SFAS 123(R). Basic earnings per share for the third quarter did not change and diluted earnings per share decreased $0.01 as a result of adopting SFAS 123(R). As of December 30, 2006, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $1.1 million for stock options and $5.2 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.6 years for stock options and approximately 3.4 years for restricted stock.

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

          In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied prospectively. FIN 48 is effective at the beginning of our fiscal year 2008. We are currently evaluating the impact of FIN 48 on our financial statements.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 will become effective for us at the beginning of our fiscal year 2009. The provisions of the Statement are to be applied prospectively, except for limited retrospective application permitted for certain items. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial statements.

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)", effective for public companies for fiscal years ending after December 15, 2006. SFAS No. 158 requires employers that sponsor a defined benefit postretirement plan to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. This aspect of SFAS No. 158 is effective for our current fiscal year ending March 31, 2007. We are awaiting the completion of our actuarial valuation to determine the impact of this aspect of SFAS No. 158 on our financial statements. The Statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with our fiscal year ending March 28, 2009. We are currently evaluating the impact of this aspect of SFAS No. 158 on our financial statements.

          In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements for the purpose of a materiality assessment. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our annual financial statements for the current fiscal year ending March 31, 2007. We do not expect that the adoption of SAB 108 will have a material impact on our financial statements.

Critical Accounting Estimates

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, exit costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended March 25, 2006.
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

          There have been no material changes in market risk of Spartan Stores from the information provided under Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk", of the Company's Annual Report on Form 10-K for the fiscal year ended March 25, 2006.
ITEM 4.	Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of December 30, 2006 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

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

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
Period 1 (September 10 - October 7, 2006)
Employee Transactions	-	-
Period 2 (October 8 - November 4, 2006)
Employee Transactions	27,108	$20.46
Period 3 (November 5 - December 2, 2006)
Employee Transactions	-	-
Period 4 (December 3 - December 30, 2006)
Employee Transactions	-	-
Total for Third Quarter ended December 30, 2006	27,108	$20.46

ITEM 6.	Exhibits

          The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

10.1

Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference. The variable terms of contracts entered into in the quarterly period ended December 30, 2006 are reported in Form 8-K current reports dated September 18, 2006 and October 1, 2006, which reports are herein incorporated by reference.

10.2

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference. The variable terms of contracts entered into in the quarterly period ended December 30, 2006 are reported in Form 8-K current reports dated September 18, 2006 and October 1, 2006, which reports are herein incorporated by reference.

10.3

Form of Stock Option Grant to Officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on May 16, 2006. Here incorporated by reference. The variable terms of contracts entered into in the quarterly period ended December 30, 2006 are reported in Form 8-K current reports dated September 18, 2006 and October 1, 2006, which reports are herein incorporated by reference.

10.4

Form of Restricted Stock Award to Officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on May 16, 2006. Here incorporated by reference. The variable terms of contracts entered into in the quarterly period ended December 30, 2006 are reported in Form 8-K current reports dated September 18, 2006 and October 1, 2006, which reports are herein incorporated by reference.

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
SPARTAN STORES, INC. (Registrant)

Date: February 2, 2007	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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

10.1

Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference. The variable terms of contracts entered into in the quarterly period ended December 30, 2006 are reported in Form 8-K current reports dated September 18, 2006 and October 1, 2006, which reports are herein incorporated by reference.

10.2

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference. The variable terms of contracts entered into in the quarterly period ended December 30, 2006 are reported in Form 8-K current reports dated September 18, 2006 and October 1, 2006, which reports are herein incorporated by reference.

10.3

Form of Stock Option Grant to Officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on May 16, 2006. Here incorporated by reference. The variable terms of contracts entered into in the quarterly period ended December 30, 2006 are reported in Form 8-K current reports dated September 18, 2006 and October 1, 2006, which reports are herein incorporated by reference.

10.4

Form of Restricted Stock Award to Officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on May 16, 2006. Here incorporated by reference. The variable terms of contracts entered into in the quarterly period ended December 30, 2006 are reported in Form 8-K current reports dated September 18, 2006 and October 1, 2006, which reports are herein incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.