Form 10-K
period 2007-03-31
SPARTAN STORES INC
filed 2007-05-18
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2007.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission File Number: 000-31127

SPARTAN STORES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction) of Incorporation or Organization)	38-0593940 (I.R.S. Employer Identification No.)

850 76th Street, S.W. P.O. Box 8700 Grand Rapids, Michigan (Address of Principal Executive Offices)	49518-8700 (Zip Code)

Registrant's telephone number, including area code: (616) 878-2000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Class Common Stock, no par value	Name of Exchange on which Registered The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Large accelerated filer ___	Accelerated filer X	Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Market on September 8, 2006 (which was the last trading day of the registrant's second quarter in the fiscal year ended March 31, 2007) was $350,434,731.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, no par value, outstanding as of May 15, 2007: 21,672,388 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held August 15, 2007

Forward-Looking Statements

          The matters discussed in this Annual Report on Form 10-K include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans," "believes," "estimates," "intends," is "optimistic" or "confident" that a particular occurrence "will," "may," "could," "should" or "will likely" result or that a particular event "will," "may," "could," "should", or "will likely" occur or "continue" in the future, that the "outlook" or "trend" is toward a particular result or occurrence, that a development is a "priority" or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Estimates" in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and strengthen our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; sell on favorable terms assets classified as held for sale; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends, and implement the other programs, plans, priorities, strategies, objectives, goals or expectations described in this Annual Report, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed in the "Risk Factors" discussion in Item 1A of this Annual Report.

          This section and the discussions contained in Item 1A, "Risk Factors," of this report and in Item 7, subheading "Critical Accounting Policies" in this report, both of which are incorporated here by reference, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this Annual Report.

PART I
Item 1.	Business

Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating in Michigan, Ohio and Indiana. We operate two primary business segments: Distribution and Retail. We are the tenth largest wholesale distributor to supermarkets in the United States and the largest wholesale distributor to supermarkets in Michigan. Our distribution and retail operations hold a combined #1 or #2 market share in many of the key Michigan markets we serve. For the fiscal year ended March 31, 2007 ("fiscal 2007"), we generated net sales of $2.4 billion.

          Established in 1917 as a cooperative grocery distributor, Spartan Stores converted to a for-profit business corporation in 1973. In January 1999, we began to acquire retail supermarkets in our focused geographic regions. In August 2000, our common stock became listed on the NASDAQ Global Market under the symbol "SPTN." With approximately 7,300 employees, Spartan Stores distributes a wide variety of products to nearly 400 independent supermarkets and operates 68 conventional supermarkets and 19 deep-discount food and drug stores.

          Spartan Stores has established four key management priorities that focus on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Distribution and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:
•

Retail sales growth: Leverage investments in fuel centers and pharmacy operations to drive adjacent supermarket comparable sales, continue to focus on category management initiatives, specifically focusing on perishables offerings and continue with our capital plan focusing on remodels, adjacent acquisitions, expansions and new stores to fill in existing markets.

•

Distribution sales growth: Focus on increased penetration of existing customers, attract new customers due to competitive activities, continue to share "best retail practices" with customers and provide a value-added relationship.

•

Margin enhancement: Continued focus on retail shrink improvement, increased penetration of private label programs, improved offerings in our perishables department and continued focus on improving the cost of merchandise through vendor partnerships.

•	SG&A expense cost containment: Continue to focus on improving efficiency to help offset inflationary pressures on SG&A expenses.

          We believe significant progress has been made towards achieving these long-term priorities in recent years and we will continue to focus on these priorities.

Distribution Segment

          Our Distribution segment provides a selection of approximately 47,000 stock-keeping units (SKU's), including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy, and health and beauty care items to nearly 400 independent grocery stores and our 87 corporate-owned stores. Also included are approximately 3,000 private label grocery and general merchandise items. Total revenues from our Distribution segment, including shipments to our corporate-owned stores, were $1.8 billion for fiscal 2007.

          Customers. Our Distribution segment supplies a diverse group of independent grocery store operators that range from a single store to supermarket chains with as many as 20 stores and our corporate-owned stores. Pricing to our customers is generally based upon a "cost plus" model for grocery, frozen, dairy, pharmacy and health and beauty care items and a "variable mark-up" model for meat, deli, bakery, produce, seafood, floral and general merchandise products.

          On April 24, 2007, we announced a significant expansion to our existing distribution supply relationship with Martin's Super Markets, an independent supermarket retailer with twenty retail grocery stores in Southwest Michigan and North Central Indiana. The relationship expanded to include dry groceries, dairy, frozen and our portfolio of corporate private label brands in addition to the existing health and beauty care products, general merchandise and pharmacy products. This expanded distribution relationship represents our first major move to distribute outside the state of Michigan and begins to fulfill our stated strategy of expanding our distribution customer base to contiguous Midwestern states.

          Our Distribution customer base is very diverse, with no single customer exceeding 11% of Distribution net sales, excluding corporate-owned stores. Our five largest Distribution customers (excluding corporate-owned stores) accounted for approximately 30% of our fiscal 2007 Distribution net sales. In addition, approximately 60% of Distribution net sales, including corporate-owned stores, are covered under supply agreements with our Distribution customers.

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

          During fiscal 2007, we added voice-activated selection technology to our Fresh warehouse, which completed implementation of this capability in all of our warehouse facilities. Voice selection technology has proven to be a valuable investment through a substantial reduction in warehouse selection errors and significant improvement in inventory accuracy. For fiscal 2008, our focus in our distribution centers will be to optimize product slotting in order to reduce travel time and increase productivity, which should allow us to further reduce costs.

          To supply our Distribution customers, we operate a fleet of approximately 100 tractors, 200 conventional trailers and 170 refrigerated trailers, substantially all of which are leased. In fiscal 2007, we replaced 56 tractors and 43 refrigerated trailers, as we continue to place emphasis on investing, updating and developing the fleet as our wholesale distribution business expands. This allows us to continue to reduce vehicle maintenance costs, while ensuring that our fleet has a world class appearance on the road. Also in fiscal 2007, we centralized our dispatch operations through the elimination of our Ohio transfer hub, which has resulted in streamlined delivery operations, and improved load density and equipment and labor resource utilization. For fiscal 2008, we will focus on increased cube utilization of our trailers which should allow us to improve our sales dollar delivered per mile, hence reducing cost to deliver.

          In fiscal 2007 we negotiated a five-year labor agreement with our Grand Rapids union associates. The contract is a good compromise that includes benefits for both parties and demonstrates our long-standing history of favorable labor relations with our valued associates.

          We have developed a safe and participative work environment, resulting in a considerable reduction of worker compensation claims at our distribution centers. Critical success factors include coordination of the Health and Safety and Distribution departments to develop and execute safety and sanitation audit processes.

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

Retail Segment

          Our retail supermarkets maintain a #1 or #2 market share position in most of the Michigan markets they serve. We believe that our strong market share positions result from our distinct "neighborhood market" focus and the favorable name recognition of our banners. Our neighborhood market strategy distinguishes our stores from supercenters and limited assortment stores by emphasizing convenient locations, demographically targeted merchandise selections, strong perishables offerings, customer service, value pricing and community involvement.

          On March 27, 2006, we acquired certain assets and assumed certain liabilities related to 20 stores of D&W Food Centers, Inc. and D&W Associate Resources, LLC (together "D&W"). We continue to operate 16 of the 20 locations. This acquisition positioned us as the leading conventional supermarket operator in the metro Grand Rapids, Michigan market and provided significant synergies to our operations. Our Retail segment now operates 68 retail supermarkets and 19 deep-discount food and drug stores predominantly in midsize metropolitan, tourist and lake communities of Michigan and Ohio. Our retail supermarkets are operated under the banners Family Fare Supermarkets, Glen's Markets and D&W Fresh Markets and our 19 deep-discount food and drug stores operate under the banner The Pharm.

          During the third quarter of fiscal 2007, we acquired certain operating assets and assumed certain liabilities of a subsidiary of PrairieStone Pharmacy, LLC that were used in the operations of in-store pharmacies in 12 of our retail grocery stores. The acquisition was made to allow us to better coordinate in-store operations and improve our overall customer service at these locations.

          Our 68 retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. Forty-two of our supermarkets also offer pharmacy services. In addition to nationally advertised products, the stores carry private label items, including our Spartan brand, President's Choice, Aroma Street Bakery and three private label brands that result from our strategic relationship with Topco Associates LLC: Top Care, a health and beauty care brand label, Valu Time, a value brand label, and Full Circle, a natural and organic brand label. These private label items provide above-average retail margins and we believe they help generate increased customer loyalty. See "Merchandising and Marketing - Corporate Brands." Our retail supermarkets range in size from approximately 20,000 to 62,000 total square feet and average approximately 40,000 total square feet per store.

          Our 19 deep-discount food and drug stores, which operate under the banner The Pharm, offer a unique combination of a full-service pharmacy, general merchandise products and basic food offerings. These stores operate under a deep discount format that emphasizes everyday low prices that are competitive with supercenter offerings and are less than those of a traditional supermarket or drug store. The Pharm stores range in size from approximately 17,000 to 37,000 total square feet and average approximately 28,000 total square feet per store.

          During fiscal 2007, we opened four fuel centers in Michigan operating under the banners Family Fare Quick Stop and D&W Fresh Markets Quick Stop. We now operate a total of ten fuel centers. These fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of immediately consumable products. Our prototypical Quick Stop stores are approximately 900 square feet in size and are located adjacent to our supermarkets. We expect that the location of the fuel center along with cross-merchandising initiatives will attract customers to the adjacent supermarket, resulting in increased supermarket sales. We are planning to continue to open several additional fuel centers over the next few years. We also plan to include fuel centers with certain acquired stores and any newly constructed stores, where possible.

          We acquired our stores as a result of seven acquisitions from January 1999 to March 2006. The following chart details the changes in the number of our retail stores over the last five fiscal years:

Fiscal Year	Number of Stores at Beginning of Fiscal Year	Stores Acquired or Added During Fiscal Year	Stores Closed or Sold During Fiscal Year		Number of Stores at End of Fiscal Year

2003	127	3	28	*	102
2004	102	-	27	*	75
2005	75	-	-		75
2006	75	-	2		73
2007	73	16	2		87

      *    Represents closure/sale of Foodtown stores.

          During fiscal 2007, we reset and/or performed limited remodels on 17 of our stores, which brings the total number of stores that have been reset and/or remodeled in the last four years to 76. During fiscal 2008, we plan to reset and/or perform remodels on approximately 10 additional stores, and begin construction on one to two new stores and approximately six new fuel centers. Capital expenditures, excluding the Felpausch acquisition, are expected to approximate $35 million to $40 million per year as we continually maintain and update our store base. We evaluate proposed retail projects based on demographics and competition within each market, and prioritize projects based on their expected returns on investment. Approval of proposed capital projects requires a projected internal rate of return that meets or exceeds our policy; however, we may undertake projects that do not meet this standard to the extent they represent required maintenance or necessary infrastructure improvements. We believe that focusing on such measures provides us with an appropriate level of discipline in our capital expenditures process.

          On March 19, 2007, we entered into an asset purchase agreement to acquire certain assets and assume certain liabilities related to 20 retail grocery stores, two fuel centers and three convenience stores from G&R Felpausch Company ("Felpausch"), a privately-held retail grocery operator and current customer of our Distribution segment. The retail grocery stores include the operations of nine in-store pharmacies. The transaction is expected to close in June 2007.

Operating Segment Financial Data

          More detailed information about our operating segments may be found in Note 12 to the consolidated financial statements included in Item 8, which is herein incorporated by reference. All of our sales and substantially all of our assets are in the United States of America.

Discontinued Operations

          Our former convenience distribution operations, insurance operations and certain of our retail, distribution and real estate operations have been recorded as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, for all years presented all information in this Annual Report on Form 10-K has been adjusted and the discontinued operations information is excluded, unless otherwise noted.

Convenience Distribution Operations

          Discontinued convenience distribution operations consists of the operations of our former subsidiaries: United Wholesale Grocery Company, LLJiroch Distributing Company and JFW Distributing Company.

Insurance Operations

          At March 31, 2007, we had approximately $1.3 million in insurance reserves for open claims liabilities related to policies that were not ceded (transferred) to an unrelated third party. We will remain obligated under these policies until all claims are closed. We have retained an independent third party administrator to manage these claims.

Retail Operations

          Discontinued retail operations consist of 59 stores, including all former Food Town stores.

Distribution Operations

          Discontinued Distribution operations consist of our Maumee, Ohio and Toledo, Ohio distribution centers that were consolidated into our Michigan facilities during the fourth quarter of fiscal 2003. Spartan Stores continues to distribute to its The Pharm stores in Ohio from its distribution facilities in Michigan.

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

          As we expand our service offerings, we believe that we differentiate ourselves from our competitors by offering a full set of services, from our specialty warehouse in our Distribution segment to the addition of fuel centers and Starbucks Coffee shops in our "neighborhood market" retail stores. In addition, during fiscal 2006 we began a fresh food initiative in our Distribution segment, with a focus on produce, in order to accommodate current and forecasted new produce customers, to enhance the quality and freshness of the fruit we offer the consumer, and to enable our distribution customers and corporate-owned stores to offer increased variety in certain product categories. Through this initiative, we have realized a significant increase in produce business over the past year, and we expect to continue to leverage this investment going forward in anticipation of higher incremental produce sales volumes from new customers and expanded contracts with existing customers. In fiscal 2007, we expanded the fresh food initiative to our corporate-owned stores by expanding and fine-tuning our fresh department consumer offerings at our recently acquired D&W Fresh Markets stores and by incorporating many of these merchandising enhancements into our existing conventional stores.

          We expanded our consumer offerings by adding new premium beef offerings to our fresh meat cases. Through our Star Ranch Natural Angus Beef and Preferred Angus Beef offerings in our D&W Fresh Markets stores and our Tender Ridge Angus beef offering at our Glen's Markets and Family Fare Supermarkets stores, we now offer our customers fine quality Angus beef with all the quality characteristics customers want in beef including all-natural, tender, juicy and flavorful. We also offer these programs to our distribution customers.

          We have also embarked on a pharmacy initiative with a healthy living emphasis. As noted above, we recently acquired the operations of 12 in-store pharmacies bringing the total of our supermarkets that offer pharmacy services to 42. We believe the pharmacy service offering is an important part of the consumer experience, and we have begun an initiative to link our pharmacies with our center store product offerings in order to promote wellness and healthy living, and improve overall customer service.

          Corporate Brands. We currently market and distribute approximately 3,000 private label brand items including our Spartan brand, President's Choice, Aroma Street Bakery and three private label brands that result from our strategic relationship with Topco Associates LLC: Top Care, a health and beauty care brand label, Valu Time, a value brand label, and Full Circle, a natural and organic brand label.

          During fiscal 2004, we began the process of reenergizing our Spartan brand and rolled out an award-winning redesigned label and many new product categories. Conversion to the redesigned label continued throughout fiscal 2005 and 2006 and is now being used on all of our private label products. We believe the new label has been well received by consumers and that this brand is one of the most valuable strategic assets of the Company, demonstrated through customer loyalty and profitability. Indeed, the brand repositioning has led to increased private label penetration with our corporate stores and distribution customers, and we now surpass the national average for private label penetration in our retail stores.

Competition

          Our Distribution and Retail segments operate in highly competitive markets, which typically result in low profit margins for the industry as a whole. Our Distribution and Retail segments compete with, among others, regional and national grocery distributors, independently owned retail grocery stores, large chain stores that have integrated wholesale and retail operations, mass merchandisers, limited assortment stores and wholesale membership clubs, some of whom have greater resources than we do. The principal competitive factors in the retail grocery business include the location and image of the store; the price, quality and variety of the perishable products; and the quality and consistency of service.

          We believe we have developed and implemented strategies and processes that allow us to remain competitive in our Retail segment. We monitor planned store openings by our competitors and have established proactive strategies to respond to new competition both before and after the competitive store opening. Strategies to combat competition vary based on many factors, such as the competitor's format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, 13 competitor supercenters opened in markets in which we operate corporate-owned stores. Three additional openings are expected to occur during fiscal 2008 against our corporate-owned stores. As a result of these openings we believe the majority of our supermarkets compete with at least one supercenter.

          The primary competitive factors in the distribution business include price, product quality, variety and service. We believe our overall service level, defined as actual units shipped divided by actual units ordered, is among industry leading performance.

Seasonality

          Our sales and operating performance vary with seasonality. Our first and fourth quarters are typically our lowest sales quarters and therefore operating results are generally lower during these two quarters. Those two quarters can also be affected by the timing of the Easter holiday, which results in a strong sales week. All quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. Fiscal 2007 contained 53 weeks; therefore, the fourth quarter of fiscal 2007 consisted of 13 weeks rather than 12 weeks. Many northern Michigan stores are dependent on tourism and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months.

Suppliers

          We purchase products from a large number of national, regional and local suppliers of name brand and private label merchandise. We have not encountered any material difficulty in procuring or maintaining an adequate level of products to serve our customers. No single supplier accounts for more than 13% of our purchases. We continue to develop strategic relationships with key suppliers. We believe this will prove valuable in the development of enhanced promotional programs and consumer value perceptions.

Intellectual Property

          We own valuable intellectual property, including trademarks and other proprietary information, including "Spartan," "Family Fare," "Glen's," "D&W", "The Pharm" and other related trademarks, some of which are of material importance to our business.

Technology

          We invest in technology as a means of maximizing the efficiency of our operations and improving service to our customers. Our focus has been to refine our reporting, business processes and data integrity to provide a base for continuous improvement and seamless information flow.

          Supply Chain. During fiscal 2007, we completed deployment of voice selection technology in all of our distribution centers. We also upgraded our onboard transportation management system, and improved our perishable product tracking ability. Our customer website was enhanced with many new features, including a new ordering system for seasonal merchandise.

          Retail Systems. During fiscal 2007, we began piloting implementation of computer-assisted ordering and perpetual inventory in two of our corporate-owned stores for the grocery, frozen and dairy departments. We installed ten additional "self-checkout" systems in our retail supermarkets, and one system for an independent customer. We upgraded all of the electronic payment terminals in our corporate-owned stores and began installing terminals for our independent customers. We also completed the implementation of an improved front-end auditing system for our retail locations to further enhance our cash and shrink controls.

          Financial Systems. During fiscal 2007, we enhanced our budgeting and forecasting system for internal financial management. We also upgraded our human resource and payroll system to the vendor's latest software version. We developed an in-house coupon tracking and reconciliation system for coupons redeemed in our customer and corporate-owned stores.

          Information Technology. We completed a facilities upgrade and hardware upgrades of our backup data center in support of our disaster recovery strategy.

Subsidiaries

          Our Distribution segment consists primarily of our wholly-owned subsidiary, Spartan Stores Distribution, LLC. We operate our Retail segment primarily through two wholly-owned subsidiaries, Family Fare, LLC and Seaway Food Town, Inc. and their respective subsidiaries.

Associates

          We currently employ approximately 7,300 associates, 4,000 of which are full-time and 3,300 of which are part-time.

          Unions represent approximately 17% of our associates. A contract covering 170 distribution center and transportation associates expires in April 2010. Contracts covering approximately 600 distribution center and transportation associates expire in October 2011. Contracts covering approximately 450 retail associates expire between March 2008 and June 2009.

          We consider our relations with our union and non-union associates to be good and have not had any material work stoppages in the last twenty years.

Regulation

          We are subject to federal, state and local laws and regulations covering the purchase, handling, sale and transportation of our products. Several of our products are subject to federal Food and Drug Administration regulation. We believe that we are in substantial compliance with Food and Drug Administration and other federal, state and local laws and regulations governing our businesses.

Forward-Looking Statements

          The matters discussed in this Item 1 include forward-looking statements. See "Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K.

Available Information

          The address of our web site is www.spartanstores.com. The inclusion of our website address in this Form 10-K does not include or incorporate by reference the information on or accessible through our website, and you should not consider information contained on or accessible through those websites as part of this Form 10-K. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act available on our web site as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission. Interested persons can view such materials without charge by clicking on "Investor Information" and then "SEC Filings" on our web site. Spartan Stores is an "accelerated filer" within the meaning of Rule 12b-2 under the Securities Exchange Act.
Item 1A.	Risk Factors

          The Company's business faces many risks. These risks include those described below and may include additional risks and uncertainties not presently known to the Company or risks that the Company currently deems immaterial or unlikely. If any of the events or circumstances described in the following risk factors occurs, the Company's financial condition or results of operations may suffer, and the trading price of the Company's common stock could decline. This discussion of risk factors should be read in conjunction with the other information in this Form 10-K Annual Report. All of our forward-looking statements are affected by the risk factors discussed in this item and this discussion of risk factors should be read in conjunction with the discussion of forward-looking statements which appears at the beginning of this report. This discussion of risk factors is not exhaustive, and we do not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

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

          This competition may result in reduced profit margins and other harmful effects on us and the independent retail grocery stores that we supply. Ongoing industry consolidation could result in our loss of customers that we currently supply and could confront our retail operations with competition from larger and better-capitalized chains in existing or new markets. We may not be able to compete successfully in this environment.

Government regulation could harm our business.

          Our business is subject to extensive governmental laws and regulations including, but not limited to, employment and wage laws and regulations, regulations governing the sale of alcohol and tobacco, minimum wage requirements, working condition requirements, public accessibility requirements, citizenship requirements and other laws and regulations. A violation or change of these laws could have a material effect on our business, financial condition and results of operations.

          Like other companies that sell food, our stores are subject to various federal, state, local, and foreign laws, regulations, and administrative practices affecting our business. We must comply with numerous provisions regulating health and sanitation standards, facilities inspection, food labeling, and licensing for the sale of food, drugs, and alcoholic beverages.

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

We are subject to state and federal environmental regulations.

          Under various federal, state and local laws, ordinances and regulations, we may, as the owner or operator of our locations, be liable for the costs of removal or remediation of contamination at these or our former locations, whether or not we knew of, or were responsible for, the presences of such contamination. The failure to properly remediate such contamination may subject us to liability to third parties and may adversely affect our ability to sell or lease such property or to borrow money using such property as collateral.

          Compliance with existing and future environmental laws regulating underground storeage tanks may require significant capital expenditures and increased operating and maintenance costs. The remediation costs and other costs required to clean up or treat contaminated sites could be substantial.

          In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing or acquired locations. We cannot assure you that we have identified all environmental liabilities at all of our current and former locations; that material environmental conditions not known to us do not exist; that future laws, ordinances or regulations will not impose material environmental liability on us; or that a material environmental condition does not otherwise exist as to any one or more of our locations. In addition, failure to comply with any environmental laws, ordinances or regulations or an increase in regulations could adversely affect our operating results and financial condition.

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

          Part of our growth strategy involves selected acquisitions of additional retail grocery stores or grocery store chains. We may not be able to implement this part of our growth strategy or ultimately be successful. We may not be able to identify suitable acquisition candidates in the future, complete acquisitions or obtain the necessary financing.

          Because we operate in the Distribution business, future acquisitions of retail grocery stores could result in us competing with our independent grocery store customers and could have adverse effects on existing business relationships with our distribution customers.

          The success of our retail store acquisitions will depend, in part, on whether we obtain the business synergies and related cost savings that we anticipated in connection with these transactions and any future acquisitions. Accordingly, we may not achieve forecasted results and long-term business goals.

We may not be able to complete the acquisition of Felpausch or, if the transaction is completed, we may be unable to integrate the acquired assets successfully and achieve expected synergies.

          Our ability to complete the proposed acquisition of the assets of Felpausch depends on the satisfaction of a variety of contractual conditions, not all of which are entirely within the controls of the Company or Felpausch. We have invested significant resources in the acquisition process, but there is no guarantee that the transaction will be completed. Even if the transaction is completed, realization of increased sales and earnings depends on our ability to integrate the acquired assets successfully and to implement our plans and business practices at the acquired locations. Combining the operations of Felpausch with our existing operations may require significant effort and expense. If we are unable to integrate the Felpausch assets, we may not realize the synergies, business opportunities, and growth prospects anticipated in connection with this transaction.

Our business is subject to risks from regional economic conditions and other factors in our markets.

          Our business is dependent upon the sale of groceries and related products to our customers. Most of our sales are to customers located in Michigan, Ohio and Indiana. Adverse economic conditions or reduction in the populations of or the loss of purchasing power by residents in those areas could reduce the amount of groceries purchased, which could adversely affect our revenues and profitability. Further adverse developments in the automotive and auto supply industries in Michigan could have an additional adverse affect on purchasing power of our customers and prospective customers in some markets served by our retail stores and those of our distribution customers.

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

A new business tax in Michigan may significantly affect our future expenses.

          The majority of our business operates in Michigan and we are subject to the Michigan Single Business Tax ("MSBT"). The MSBT will be discontinued as of December 31, 2007. The State of Michigan has not yet determined how the revenues generated from this tax will be replaced.

We may be unable to retain our key management personnel.

          Our success depends to a significant degree upon the continued contributions of senior management, including Craig C. Sturken, our President and Chief Executive Officer. The loss of any key member of our management team may prevent us from implementing our business plans in a timely manner. While succession planning is a priority for our board of directors, we cannot assure you that a successor Chief Executive Officer of comparable ability will be identified and appointed or that departures of other executives will not adversely affect our business.

A substantial number of our associates are covered by collective bargaining agreements.

          Certain of our associates, particularly those in our distribution business segment, are covered by collective bargaining agreements, most of which expire at various times over the course of the next 4 years. In future negotiations with labor unions, we expect that rising health care, pension and employee benefit costs, among other issues, will continue to be important topics of negotiation. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate acceptable contracts with labor unions. This could significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

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

          Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan's underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. Withrawal liabilities may be incurred under a variety of circumstances, including selling or closing a facility. Withdrawal liabilities could be material, and potential exposure to withdrawal liabilities may influence business decisions and could cause the company to forgo business opportunities.

          We maintain defined benefit retirement plans for substantially all of our employees that do not participate in multi-employer pension plans. Expenses associated with the defined benefit plans may significantly increase with changes to actuarial assumptions or investment returns on plan assets that are less favorable than projected.

Risks associated with insurance plan claims could increase future expenses.

          We use a combination of insurance and self-insurance to provide for potential liabilities for workers' compensation, automobile and general liability, property insurance, director and officers' liability insurance, and employee health care benefits. The liabilities that have been recorded for these claims represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through March 31, 2007. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect the level of reserves required and could cause material future expense to maintain reserves at appropriate levels.

Changes in vendor promotions or allowances, including the way vendors target their promotional spending, and our ability to effectively manage these programs could significantly impact our margins and profitability.

          We cooperatively engage in a variety of promotional programs with our vendors. As the parties assess the results of specific promotions and plan for future promotions, the nature of these programs and the allocation of dollars among them change over time. We carefully manage these programs in order to maintain or improve margins while at the same time increasing sales for us and for the vendors. A reduction in overall promotional spending or a shift in promotional spending away from certain types of promotions that we and our distribution customers have historically utilized could have a significant impact on profitability.

Unavailability of our information systems could harm our business.

          We have large, complex information technology systems that are important to our business operations. Although we have installed security programs and disaster recovery facilities and procedures, security could be compromised and systems disruptions could occur. This could result in a loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.

We are subject to restrictive covenants imposed by our credit facility.

          Our ability to borrow additional funds is governed by the terms of our credit facilities. The credit facilities contain financial and other covenants that, among other things, limit the Company's ability to draw down the full amount of facility, incur additional debt outside of the credit facility, create new liens on property, make acquisitions, or pay dividends. These covenants may affect our operating flexibility and may require us to seek the consent of the lenders to certain transactions that we may wish to carry out. We believe that cash generated from operating activities and available borrowings under our credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.
Item 1B.	Unresolved Staff Comments

          None.

Item 2.	Properties

Distribution Segment Real Estate

          The following table lists the location, approximate size and ownership of the facilities used in our Distribution segment.
Facilities	Location	Total Square Feet	Ownership

Dry grocery	Grand Rapids, MI	585,492	Owned
Fresh (refrigerated)	Grand Rapids, MI	306,522	Owned
General merchandise	Grand Rapids, MI	232,700	Owned
General office (including print shop)	Grand Rapids, MI	127,323	Owned
General office	Maumee, OH	29,802	Owned
Transportation and salvage	Grand Rapids, MI	78,760	Owned
Warehouse and office	Grand Rapids, MI	85,001	Leased
Dry grocery	Plymouth, MI	414,700	Leased
Total		1,860,300

The Company believes that its distribution facilities are generally well maintained, are generally in good operating condition, have sufficient capacity and are suitable and adequate to carry on the Company's distribution business.

Retail Segment Real Estate

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our retail supermarkets and deep-discount food and drug stores:

Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership

Family Fare Supermarkets	24	Western Michigan	1,018,405	42,434	Leased

Glen's Markets	34	Northern and Central Michigan	1,216,716	35,786	Leased

D&W Fresh Markets	10	Western Michigan	476,339	47,634	Leased

The Pharm	16	Northwestern and Central Ohio	450,834	28,177	Leased

The Pharm	3	Northwestern and Central Ohio and Southeastern Michigan	77,897	25,966	Owned
Total	87		3,240,191	37,244

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our fuel centers:
Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership
Family Fare Quick Stop	4	Western Michigan	3,760	940	Land lease

Family Fare Quick Stop	2	Western Michigan	5,093	2,547	Owned

D&W Fresh Markets Quick Stop	2	Western Michigan	1,880	940	Land lease

Glen's Quick Stop	2	Northern Michigan	3,754	1,877	Land lease
Total	10		14,487	1, 449

Item 3.	Legal Proceedings

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

          No matters were submitted to a vote of Spartan Stores' shareholders during the fourth quarter of fiscal 2007 through the solicitation of proxies or otherwise.

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

          Spartan Stores common stock is traded on the NASDAQ Global Market under the trading symbol "SPTN."

          Stock sale prices are based on transactions reported on The NASDAQ Market. Information on quarterly high and low sales prices for Spartan Stores' common stock appears in Note 13 to the consolidated financial statements and is incorporated herein by reference. At May 15, 2007 there were approximately 616 shareholders of record of Spartan Stores common stock.

          During fiscal 2006, the board of directors approved a change to the Company's dividend policy. Under the new policy, the Company paid a quarterly cash dividend of $0.05 per common share in the fiscal 2006 fourth quarter, and in each quarter of fiscal 2007. Under its senior revolving credit facility, the Company is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions or share repurchases, do not exceed $15.0 million. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors at its discretion. The ability of the board of directors to continue to declare dividends will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

          The following table provides information about Spartan Stores' equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2007.

EQUITY COMPENSATION PLANS
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	609,397	$9.44	1,447,941

Equity compensation plans not approved by security holders	0	Not applicable	0

Total	609,397	$9.44	1,447,941

(1)

Consists of the Spartan Stores, Inc. 1991 Stock Option Plan, the Spartan Stores, Inc. 2001 Stock Incentive Plan, the Spartan Stores, Inc. 2001 Stock Bonus Plan, and the Stock Incentive Plan of 2005. Stock options may no longer be issued under the 1991 Stock Option Plan. The numbers of shares reflected in column (c) in the table above with respect to the Stock Incentive Plan of 2005 (1,139,000 shares), the 2001 Stock Incentive Plan (127,533 shares) and the 2001 Stock Bonus Plan (181,408 shares) represent shares that may be issued other than upon the exercise of an option, warrant or right. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in Spartan Stores' capitalization.

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

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
Period 1 (December 31, 2006 - January 27, 2007)

Employee Transactions	-	-

Period 2 (January 28 - February 24, 2007)

Employee Transactions	15,021	$24.05

Period 3 (February 25 - March 31, 2007)

Employee Transactions	-	-

Total for Fourth Quarter ended March 31, 2007	15,021	$24.05

Item 6.	Selected Financial Data

          The following table provides selected historical consolidated financial information of Spartan Stores. The historical information was derived from our audited consolidated financial statements as of and for each of the five fiscal years ended March 29, 2003 through March 31, 2007. As noted elsewhere in this Form 10-K, for all years presented, all information in this Form 10-K has been adjusted for the reclassification of discontinued operations information, unless otherwise noted. See Note 4 to the consolidated financial statements in Item 8 for additional information on discontinued operations. Fiscal 2007 consisted of fifty-three weeks. All other years presented consisted of fifty-two weeks.

(In thousands, except per share data)
	Year Ended
	March 31, 2007 (E)	March 25, 2006	March 26, 2005	March 27, 2004	March 29, 2003

Statements of Operations Data:
Net sales	$2,370,428	$2,039,926	$2,043,187	$2,054,977	$1,975,677
Cost of sales	1,903,258	1,657,742	1,656,516	1,679,478	1,612,142
Gross margin	467,170	382,184	386,671	375,499	363,535
Selling, general and administrative expenses	411,279	344,095	349,174	362,937	354,182
Provision for asset impairments and exit costs (A)	4,464	1,057	-	-	47,711
Operating earnings (loss)	51,427	37,032	37,497	12,562	(38,358)
Interest expense	12,751	7,669	9,315	13,146	17,322
Debt extinguishment (B)	-	-	561	8,798	-
Other, net	(647)	(1,306)	(924)	(275)	(730)
Earnings (loss) before income taxes, discontinued operations and cumulative effect of a change in accounting principle	39,323	30,669	28,545	(9,107)	(54,950)
Income taxes	13,748	10,307	8,682	(3,187)	(19,159)
Earnings (loss) from continuing operations	25,575	20,362	19,863	(5,920)	(35,791)
Loss from discontinued operations, net of taxes (C)	(415)	(2,190)	(1,037)	(778)	(51,164)
Cumulative effect of a change in accounting principle, net of taxes (D)	-	-	-	-	(35,377)
Net earnings (loss)	$25,160	$18,172	$18,826	$(6,698)	$(122,332)

Basic weighted average shares outstanding	20,913	20,796	20,439	20,016	19,896
Basic earnings (loss) from continuing operations per share	$1.22	$0.98	$0.97	$(0.30)	$(1.80)
Basic earnings (loss) per share	1.20	0.87	0.92	(0.33)	(6.15)
Cash dividends declared per share	0.20	0.05	-	-	-

Balance Sheet Data:

Total assets	$487,499	$378,597	$384,457	$392,864	$556,306
Property and equipment, net	143,213	115,178	108,879	108,437	120,072
Working capital	27,213	20,736	30,258	38,125	87,164
Long-term obligations	106,341	64,015	91,946	124,616	183,817
Shareholders' equity	172,741	145,417	125,410	105,667	109,632

(A)	See Note 5 to Consolidated Financial Statements
(B)

We recorded non-cash pre-tax charges of $0.6 million and $8.8 million during fiscal 2005 and fiscal 2004, respectively, for the write-off of unamortized financing fees as a result of refinancing activities.

(C)	See Note 4 to Consolidated Financial Statements

(D)	A $35.4 million charge was recorded in fiscal 2003 for the cumulative effect of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."
(E)	For information regarding the D&W acquisition, refer to Note 2 to the consolidated financial statements set forth in Part II, Item 8 of this report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan, Ohio and Indiana.

          We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to nearly 400 independently owned grocery stores and our 87 corporate owned stores. Our Retail segment operates 68 retail supermarkets in Michigan under the banners Family Fare Supermarkets, Glen's Markets and D&W Fresh Markets, 19 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm, and ten fuel centers under the banners Family Fare Quick Stop, Glen's Quick Stop and D&W Fresh Markets Quick Stop which are typically located adjacent to one of our supermarkets. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores. Our deep-discount food and drug stores offer a unique combination of full-service pharmacy, general merchandise products and basic food offerings.

          Our sales and operating performance vary with seasonality. Our first and fourth quarters are typically our lowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected by the timing of the Easter holiday, which results in a strong sales week. All quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. Fiscal 2007 contained 53 weeks; therefore, the fourth quarter of fiscal 2007 consisted of 13 weeks rather than 12 weeks. Many northern Michigan stores are dependent on tourism, and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months.

          On March 27, 2006, we acquired certain assets and assumed certain liabilities of sixteen operating and four non-operating supermarkets from D&W Food Centers, Inc. and D&W Associate Resources, LLC (together "D&W"), a privately held Grand Rapids, Michigan based retail grocery operator with retail stores located in West Michigan. The acquired stores have generally operated according to our plans, however, certain stores still have opportunities to improve performance to our longer-term expectations.

          During the third quarter of fiscal 2007, Spartan Stores acquired certain equipment at five closed grocery stores from Carter's Inc. under a Chapter 7 federal bankruptcy liquidation. Store lease obligations were assumed for two of the store locations which remain closed. Spartan Stores also acquired certain operating assets and assumed certain liabilities of a subsidiary of PrairieStone Pharmacy, LLC that were used in the operations of pharmacies located in 12 of the retail grocery stores acquired from D&W. The acquisition was made to allow us to better coordinate in-store operations and improve our overall customer service at these locations.

          During the fourth quarter of fiscal 2007, Spartan Stores entered into a purchase agreement to acquire 20 retail grocery stores, two fuel centers and three convenience stores, from G&R Felpausch Company ("Felpausch"), a privately held Hastings, Michigan-based retail grocery operator serving South and Central Michigan. The retail stores include the operations of nine in-store pharmacies. The transaction, anticipated to be finalized late in the fiscal 2008 first quarter, represents another step in the component of our business strategy focused on growing our business through opportunistic acquisitions of other grocery operators that are adjacent to or in markets where we operate today. The Felpausch stores serve many communities where we currently have no retail presence. They also provide an outstanding geographic fit with our current retail store footprint, while providing expansion into central Michigan.

          Upon completion, the transaction is expected to increase annual retail segment sales by approximately $200 million but annual consolidated sales are expected to increase by approximately $100 million as Felpausch is an existing distribution customer. The Company expects to realize many operational synergies from the transaction, but the gains are expected to be more than offset by transition expenditures of approximately $5.0 million to $6.0 million. These transitional expenses are for marketing and promotional activities associated with merchandising, product and branding initiatives, as well as initial employee training and other costs associated with integrating the acquired operations and are expected to be incurred over the first 15 months of operation. The acquisition is expected to be accretive to net earnings during the second year of operation. The first year expenditures, in addition to planned capital expenditures, are expected to improve sales volumes at the acquired stores and to strengthen Spartan's retail market position in Western and Central Michigan.

          We have established four key management priorities that focus on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Distribution and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:
1.

Retail sales growth: Leverage investments in fuel centers and pharmacy operations to drive adjacent supermarket comparable sales, continue to focus on category management initiatives, specifically focusing on perishables offerings and continue with our capital plan focusing on remodels, expansions, adjacent acquisitions and new stores to fill in existing markets.

2.

Distribution sales growth: Focus on increased penetration of existing customers, attract new customers due to competitive activities, continue to share "best retail practices" with customers and provide a value-added relationship.

3.

Margin enhancement: Continued focus on retail shrink improvement, increased penetration of private label programs, improved offerings in our perishables department and continued focus on improving the cost of merchandise through vendor partnerships.

4.	SG&A expense cost containment: Continue to focus on improving efficiency to help offset inflationary pressures on SG&A expenses.

          Significant progress has been made towards achieving these longer-term priorities over the past few years and we continue to remain focused on them over time.

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

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:
	Percentage of Net Sales			Percentage Change
	March 31, 2007	March 25, 2006	March 26, 2005	2007/2006	2006/2005
Net sales	100.0	100.0	100.0	16.2	(0.2)
Gross margin	19.7	18.7	18.9	22.2	(1.2)
Selling, general and administrative expenses	17.3	16.8	17.1	19.5	(1.5)
Provision for asset impairments and exit costs	0.2	0.1	-	*	*
Operating earnings	2.2	1.8	1.8	38.9	(1.2)
Other income and expenses	0.5	0.3	0.5	90.2	(28.9)
Earnings before income taxes and discontinued operations	1.7	1.5	1.3	28.2	7.4
Income taxes	0.6	0.5	0.4	33.4	18.7
Earnings from continuing operations	1.1	1.0	0.9	25.6	2.5
Loss from discontinued operations, net of taxes	(0.0)	(0.1)	(0.0)	(81.1)	111.2
Net earnings	1.1	0.9	0.9	38.5	(3.5)

* Percentage change is not meaningful

          Results of Continuing Operations for the Fiscal Year Ended March 31, 2007 Compared to the Fiscal Year Ended March 25, 2006

          Net Sales. Net sales increased $330.5 million, or 16.2%, from $2,039.9 million in fiscal 2006 to $2,370.4 million in fiscal 2007. The sales increase was due primarily to incremental sales from the D&W acquisition, new distribution customer business, increased sales to existing distribution customers, an extra week in fiscal 2007 (a 53 week year), higher fuel center sales, incremental sales from the acquired PrairieStone pharmacies and comparable store sales growth in our supermarkets. The sales increase was partially offset by lost sales associated with the ending of two customer relationships in the third quarter, negative comparable store sales at our The Pharm stores and lost sales from two corporate-owned stores closed near the end of the first quarter.

          Net sales in our Distribution segment, after intercompany eliminations, increased $82.2 million, or 7.1%, from $1,155.9 million to $1,238.1 million primarily due to new distribution customer business of $46.4 million, increased sales to existing customers of $24.8 million and additional sales from the extra week in fiscal 2007 totaling $22.9 million, partially offset by lost sales associated with the ending of relationships with two unprofitable customers totaling $11.9 million. Annual net sales to these two customers for fiscal 2006 totaled approximately $19 million, or less than two percent of annual distribution net sales. In April of 2007, we reached an agreement to significantly expand our supply agreement with a customer. As a result, we expect annual distribution sales to increase by approximately $100 million after we have fully transitioned the customer.

Net sales in our Retail segment increased $248.3 million, or 28.1%, from $884.0 million to $1,132.3 million. The sales increase was due primarily to incremental sales from the acquired D&W retail stores of $200.5 million, higher fuel center sales of $26.2 million, additional sales from the extra week in fiscal 2007 totaling $19.4 million, incremental sales from the acquired PrairieStone pharmacies of $9.3 million, and comparable supermarket stores sales growth. Partially offsetting the sales increase were lost sales of $12.5 million from two stores closed near the end of the first quarter as part of our store base rationalization effort, and lower sales at The Pharm retail stores due to the closure of two stores in the prior year and lower comparable store sales. Total retail comparable store sales increased 5.9 percent in fiscal 2007. Excluding sales from fuel centers and the extra week, comparable store sales increased 1.4 percent. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

          During the past three fiscal years, 13 competitor supercenters opened in markets where we operate corporate-owned stores. Three additional openings are expected in our owned store markets during fiscal 2008. The new competitor supercenter openings are expansions of existing discount stores or are in markets already served by a supercenter; therefore, we believe that our practices and the continued weakening of conventional food competitors will allow us to sustain our growth, but at rates closer to industry averages.

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

          Gross margin increased by $85.0 million, or 22.2%, from $382.2 million to $467.2 million. As a percent of net sales, gross margin increased from 18.7% to 19.7%. The gross margin rate increase was primarily due to a higher concentration of higher-margin retail sales in fiscal 2007, partially offset by an increase in lower-margin pharmacy and fuel sales. We expect to continue to add supermarket fuel centers, which generate lower profit margins but allow us to increase sales in the adjacent supermarket, as well as, offer the consumer a convenience alternative.

          Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses increased $67.2 million, or 19.5%, from $344.1 million to $411.3 million, and were 17.3% of net sales compared to 16.8% last year. The net increase in SG&A is due primarily to the following:
•	Incremental expenses associated with the acquired stores of $56.4 million, including $1.1 million of training and other start-up related costs related to the D&W acquisition in the first quarter
•	Increased compensation and benefits of $13.0 million, including increases driven by increased sales volume and inflation, incentive compensation, stock compensation and a union contract signing bonus
•	Incremental expenses associated with the extra week in fiscal 2007 of $2.3 million
•	The costs of operating additional fuel centers of $1.4 million
•	Increased fuel costs of $0.7 million
•	A contract termination fee received in the prior year of $0.6 million
•	Reduction in expenses due to the closure of two stores in the first quarter and two stores in the prior year totaling $4.3 million
•	Reduction in legal and professional fees associated with the conclusion of the review of strategic alternatives and a contract dispute resolution in the prior year of $1.4 million

          Provision for Asset Impairments and Exit Costs. In the first quarter, the Retail segment recognized charges of $4.5 million for asset impairment and lease and related ancillary costs related to the closure of two Family Fare Supermarkets stores and moving the central bakery operation into individual retail stores. The store base rationalization and associated charge was incurred due to the proximity of acquired stores to our existing store base. This limited reduction of our store network was based on an evaluation of stores that were best positioned to provide customers with the highest quality overall shopping experience. The central bakery decision was based on the desire to move the production of bakery products closer to the consumer, and the economics of the central bakery operation.

          Asset impairments and exit costs were $1.1 million for the prior fiscal year. In fiscal 2006, an asset impairment charge of $0.3 million was incurred related to banana ripening equipment that was replaced and the exit cost reserve was increased $0.5 million due to changes in real estate market conditions and resulting estimated sublease income. The prior year amount also included charges related to the closure of two The Pharm stores.

          Interest Expense. Interest expense increased $5.1 million, or 66.3%, from $7.7 million to $12.8 million, and was 0.5% of net sales compared to 0.4% last year. Interest expense increased principally due to an increase in total average borrowings as a result of acquisitions and multiple rate increases by the Federal Reserve. Total average borrowings increased $40.9 million from $81.1 million in the prior year to $122.0 million.

          The weighted average interest rate, including financing fee amortization, increased to 9.73% for fiscal 2007 from 8.65% for fiscal 2006.

          Other, net. Other, net decreased $0.7 million, from $1.3 million to $0.6 million. Fiscal 2007 includes a gain on the sale of land and a building facility not used in operations of $0.5 million. Fiscal 2006 included a gain on the sale of land not used in operations of $1.4 million.

          Income Taxes. The effective tax rate is 35.0% and 33.6% for fiscal 2007 and fiscal 2006, respectively. The difference from the statutory rate in fiscal 2006 is due to tax credits and reserve adjustments totaling $0.4 million.

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

          Net sales in our Retail segment decreased $38.5 million, or 4.2%, from $922.6 million to $884.0 million. The sales decline included reductions of $15.2 million from the sale of a retail-store joint venture, $11.4 million from two closed stores, and $3.0 million from the shift in the Easter holiday. The influence of higher energy costs on consumer spending and the 6 competitor retail store openings during fiscal 2006 coupled with the 4 competitive openings in fiscal 2005 also contributed to the sales decline. Partially offsetting these items were higher fuel sales of $18.0 million and new in-store pharmacy sales. Comparable store sales decreased by 1.8%, including the positive contribution of 1.5% by fuel center sales, partially offset by 0.7% for the shift in the Easter holiday.

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

          Selling, General and Administrative Expenses. SG&A expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, advertising, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses decreased $5.1 million, or 1.5%, from $349.2 million to $344.1 million, and were 16.8% of net sales compared to 17.1% last year. The decrease in SG&A is due primarily to the following:
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

          Provision for Asset Impairments and Exit Costs. Asset impairments and exit costs were $1.1 million for fiscal 2006. An asset impairment charge of $0.3 million was incurred related to banana ripening equipment that was replaced. We upgraded this equipment to the latest technology and expanded our produce storage facility in anticipation of higher incremental produce sales volumes from new customers and expanded contracts with existing customers. We also increased the exit cost reserve $0.5 million due to changes in real estate market conditions and recorded a $0.3 million charge for the closure of two The Pharm stores.

          Interest Expense. Interest expense decreased $1.6 million, or 17.7%, from $9.3 million to $7.7 million, and was 0.4% of net sales in fiscal 2006 compared to 0.5% in fiscal 2005 due to lower total average borrowings partially offset with market driven rate increases. Total average borrowings decreased $27.5 million from $108.6 million to $81.1 million as a result of debt repayments resulting primarily from cash flow from operations and the use of our net operating loss tax carryforward.

          The weighted average interest rate, including financing fee amortization, increased to 8.65% for fiscal 2006 from 8.16% for fiscal 2005.

          Debt Extinguishment. We recorded a $0.6 million non-cash charge for the write-off of unamortized financing fees during the third quarter of fiscal 2005 as result of refinancing activities.

          Other, net. Other, net increased $0.4 million, from $0.9 million to $1.3 million. Fiscal 2006 included a gain on the sale of land not used in operations of $1.4 million and fiscal 2005 included a gain of $0.8 million on the sale of a retail store joint venture.

          Income Taxes. The effective tax rate is 33.6% and 30.4% for fiscal 2006 and fiscal 2005, respectively. Companies are regularly audited by federal and state tax authorities, which may result in proposed assessments or adjustments. During the fourth quarter of fiscal 2005, the Internal Revenue Service concluded its audit of the fiscal 2001 through 2003 tax returns. As a result of the audit, we released $2.0 million in tax reserves that were no longer required with respect to those years, of which $1.3 million is reflected in continuing operations and reduced our effective tax rate to 30.4% for fiscal 2005. The remaining $0.7 million is included in the Loss from discontinued operations on the Consolidated Statements of Earnings.

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

          Discontinued operations had no sales during the fiscal years ended March 31, 2007, March 25, 2006 and March 26, 2005. The operating losses in discontinued operations for the fiscal years ended March 31, 2007, March 25, 2006 and March 26, 2005 of $0.7 million, $3.8 million and $2.6 million were partially offset by income tax benefits of $0.3 million, $1.6 million and $1.6 million, respectively.

          Total assets of discontinued operations were $4.4 million at March 31, 2007 and $6.1 million at March 25, 2006. Total liabilities of discontinued operations decreased from $12.8 million at March 25, 2006 to $9.1 million at March 31, 2007.

          We anticipate that we will be subject to a partial withdrawal liability from a multi-employer pension plan related to the 2003 closures of certain of our discontinued Food Town stores when a final determination is made based on the June 30, 2006 financial condition of the plan. Previous estimates provided by the trustees of the multi-employer pension plan indicate that there is an underfunded liability which we believe to have resulted from a change in actuarial assumptions, investment performance, other employers' withdrawals, or a combination of these factors, occurring subsequent to the closure of these stores. We intend to challenge such a determination prior to settling the partial withdrawal liability if, and when, assessed after actuarial work is complete for the June 30, 2006 date. At this time, we do not know when the June 30, 2006 actuarial work will be completed. We have estimated our liability based on available preliminary information and recorded an after-tax charge of approximately $1.1 million in Discontinued Operations in the fiscal 2006 third quarter.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, exit costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these policies with the Audit Committee.

          We believe that the following represent the more critical estimates and assumptions used in the preparation of our consolidated financial statements.

          Goodwill. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is reviewed for impairment on an annual basis. Fair value is determined based on the discounted cash flows and comparable market values of the segment. Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on historical experience, current market trends and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures and a 3% long-term assumed growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based on recent sales data for existing operations and other factors. Based on our annual review during fiscal years 2007, 2006 and 2005, no goodwill impairment charge was required to be recorded. No goodwill impairment charge would be required even if the current estimate of future discounted cash flows was 10% lower.

          Impairment of Long-Lived Assets Other Than Goodwill. Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. No material impairments for long-lived assets to be held and used were determined to exist for fiscal years 2007, 2006 and 2005.

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

          Exit Costs. We record exit costs for closed stores that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the market in which the closed store is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the market in which the property is located, the results of previous efforts to sublease similar property and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. At March 31, 2007 exit costs of $32.7 million are recorded net of approximately $0.4 million of estimated sublease rentals. The following table provides the activity of exit costs for fiscal years 2007, 2006 and 2005:
(In thousands)	Lease and Ancillary Costs

Balance at March 28, 2004	$18,338
Provision for lease and related ancillary costs, net of estimated sublease recoveries	1,400
Provision for pension withdrawal liability	1,700
Payments, net of interest accretion	(5,918)
Balance at March 26, 2005	15,520
Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,719
Provision for pension withdrawal liability	1,654
Payments, net of interest accretion	(4,576)
Balance at March 25, 2006	15,317
Exit costs assumed in acquisition of D&W (see Note 2 to the consolidated financial statements)	19,231
Exit costs assumed in Carter's acquisition (see Note 2 to the consolidated financial statements)	552
Provision for lease and related ancillary costs, net of estimated sublease recoveries	4,050
Payments, net of interest accretion	(6,447)
Balance at March 31, 2007	$32,703

          Pension. Accounting for defined benefit cash balance pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The significant factors affecting our pension costs are the fair value of plan assets and the selection of management's key assumptions, including the expected return on plan assets, rate of compensation increases and discount rate used by our actuary to calculate our liability. We consider current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. Our discount rate is based on current investment yields on high quality fixed-income investments and projected cash flow obligations. The discount rate used to determine fiscal 2007 pension expense was 5.75%. A lower discount rate increases the present value of benefit obligations and generally increases pension expense. Expected return on plan assets is based on historical experience of the plan's portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target allocation mix is designed to meet our long-term pension requirements. For fiscal 2007, our assumed rate of return was 8.50%. Over the ten-year period ended March 31, 2007, the average return was approximately 10.0%. We maintained our rate of increases in compensation at 4.00%. While we believe the assumptions selected are reasonable, significant differences in our actual experience, plan amendments or significant changes in the fair value of our plan assets may materially affect our pension obligations and our future expense. A one point increase in the discount rate would have decreased fiscal 2007 pension expense by $0.4 million and a one point decrease in the discount rate would have increased fiscal 2007 pension expense by $0.5 million. A one point increase/decrease in the expected return on plan assets would have decreased/increased fiscal 2007 pension expense by $0.4 million.

          In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)". SFAS No. 158 requires employers that sponsor a defined benefit postretirement plan to recognize the overfunded or underfunded status of the plan in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. We adopted these provisions of SFAS No. 158 effective March 31, 2007, as required. Adoption of SFAS No. 158 resulted in an increase of $0.3 million to Shareholders' Equity. For additional information, refer to Note 9 to the consolidated financial statements.

          The unfunded portion of our defined benefit plans was $2.5 million and $5.5 million for fiscal 2007 and fiscal 2006, respectively. The decrease in the unfunded balance during fiscal 2007 is a result of actual return on plan assets of 13.4% and Company contributions exceeding service and interest costs by $4.0 million, offset by an actuarial loss of $1.0 million. Plan assets increased by 14.0% primarily due to market gains on assets and company contributions of $3.5 million partially offset by benefit payments during the year of $3.7 million. Pension expense was $2.0 million and $2.1 million in fiscal 2007 and fiscal 2006, respectively.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for fiscal years 2007, 2006 and 2005:

(In thousands)
	March 31, 2007	March 25, 2006	March 26, 2005
Net cash provided by operating activities	$64,182	$54,746	$60,630
Net cash used in investing activities	(79,274)	(27,983)	(21,784)
Net cash provided by (used in) financing activities	20,370	(29,437)	(33,814)
Net cash used in discontinued operations	(870)	(4,551)	(3,404)

Net increase (decrease) in cash and cash equivalents	4,408	(7,225)	1,628
Cash and cash equivalents at beginning of year	7,655	14,880	13,252
Cash and cash equivalents at end of year	$12,063	$7,655	$14,880

          Net cash provided by operating activities increased during fiscal 2007 primarily due to an increase in net earnings and favorable changes in working capital related to certain operating assets and the timing of benefit accruals. The decrease during fiscal 2006 was primarily due to unfavorable changes in working capital related to certain operating assets and the timing of benefit accruals.

          As of March 31, 2007, we have available a Federal income tax net operating loss carryforward of approximately $8.3 million. As a result, no regular Federal income taxes have been paid in fiscal years 2007, 2006 and 2005; however, we did pay approximately $0.6 million and $0.2 million in Alternative Minimum Tax in fiscal years 2007 and 2006, respectively. No Alternative Minimum Tax was paid in fiscal 2005.

          Net cash used in investing activities increased in fiscal 2007 and fiscal 2006 compared to the prior year primarily due to acquisitions and increased capital expenditure activity. We paid a total cash purchase price of $53.8 million, including $6.1 million for inventories, for the acquisitions in fiscal 2007, which is reflected in investing activities. Excluding the acquisitions, our Distribution and Retail segments utilized 22.2% and 77.8%, respectively, of our capital expenditure dollars. Expenditures were used for store remodels and refurbishments, new fuel centers, new equipment and software. Under the terms of our credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. We are not currently governed by these restrictions, as discussed below. Excluding the anticipated Felpausch acquisition, we expect capital expenditures to range from $35.0 million to $40.0 million for fiscal 2008, which would be allowed even if the restriction applied. Our planned capital expenditures for fiscal 2008 include new stores and store remodels, fuel centers, new equipment and software.

          On March 19, 2007, we entered into an asset purchase agreement to acquire certain assets and assume certain liabilities related to 20 retail grocery stores, two fuel centers and three convenience stores from G&R Felpausch Company ("Felpausch"), a privately-held retail grocery operator and current customer of our Distribution segment. The retail grocery stores include the operations of nine in-store pharmacies. The transaction is expected to close in June 2007. We expect to pay a cash purchase price of $38.5 million plus up to $14 million for inventories.

          Net cash provided by (used in) financing activities includes cash paid and received from our long-term borrowings, proceeds from the issuance of common stock and dividends paid. The increase in cash from financing activities was due to borrowings on our revolving credit facility that were used to finance the acquisitions and common stock proceeds, partially offset by dividend payments of $4.3 million and debt repayments. In the fiscal 2006 fourth quarter, as permitted by amendment to our credit facility, our board of directors approved a change to our dividend policy and we began paying a quarterly cash dividend of $0.05 per common share. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at March 31, 2007 are $2.5 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash used in discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the payment of store exit cost reserves, insurance run-off claims and other liabilities and proceeds from the sale of assets. Fiscal 2007 proceeds on the sale of assets were $3.1 million. We expect the cash usage of our discontinued operations will be approximately $4.0 million to $6.0 million in fiscal 2008.

          Our principal sources of liquidity are cash flows generated from operations and our amended $225.0 million senior secured revolving credit facility. The credit facility matures December 2012, and is secured by substantially all of our assets. As of March 31, 2007, we had outstanding borrowings of $78.2 million, available borrowings of $86.7 million and maximum availability of $96.7 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. Subject to final appraisals related to the amended credit facility, we expect to increase our availability under the credit agreement by an additional $10 million to $15 million.

          Prior to amending our credit facility in the first quarter of fiscal 2008, we had a $225.0 million senior secured revolving credit facility maturing December 2010. The amended credit facility extended the maturity by two years, and includes a $15.0 million Term B loan as part of the total $225.0 million credit facility, which may be drawn at Spartan Stores' option through October 1, 2007, and thereafter by agreement with the lenders as set forth in the credit agreement. As of this date no borrowings are outstanding under the Term B loan. Also, at our option, we may increase the maximum amount available under the credit facility up to $275.0 million through the addition of new lenders. Additional borrowing would be subject to existing asset levels.

          Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include the maintenance of minimum EBITDA, a minimum fixed charge coverage ratio and maximum capital expenditures, as defined in the credit agreement. These covenants will not be effective as long as we maintain minimum excess availability levels, as defined in the credit agreement. The credit facility provides for the issuance of letters of credit of which $10.0 million were outstanding and unused as of March 31, 2007. Borrowings under the revolving credit portion of the facility bear interest at the London InterBank Offered Rate ("LIBOR") plus 1.25%, adjusted based upon availability levels, or the prime rate (weighted average interest rate of 6.75% at March 31, 2007), and borrowings under the Term B loan would bear interest at LIBOR plus 2.50%.

          Our current ratio increased slightly to 1.17:1.00 at March 31, 2007 from 1.14:1.00 at March 25, 2006 and our investment in working capital was $27.2 million at March 31, 2007 versus $20.7 million at March 25, 2006. Our debt to total capital ratio at March 31, 2007 was 0.39:1.00 versus 0.31:1.00 at March 25, 2006. The change in these ratios was primarily due to funds drawn under the credit facility and capital lease obligations assumed related to the acquisitions.

          Our total capital structure includes borrowings under our credit facility, various other debt instruments, leases and shareholders' equity. Historically, we have financed our capital needs through a combination of internal and external sources. Management believes that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores' business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

          The table below presents our significant contractual obligations as of March 31, 2007 (1):
(In thousands)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$82,481	$686	$3,221	$82	$78,492
Estimated interest on long- term debt	40,106	7,160	13,870	13,730	5,346
Capital leases (2)	26,354	1,808	3,484	3,903	17,159
Interest on capital leases	17,144	2,329	4,175	3,505	7,135
Operating leases (2)	139,906	25,565	43,509	29,596	41,236
Lease and ancillary costs of closed stores, including imputed interest	37,098	9,051	13,119	6,922	8,006
Purchase obligations (merchandise) (3)	53,471	25,751	12,518	9,626	5,576
Purchase obligations (building, equipment, services and other)	803	803	-	-	-
Self-insurance liability	8,082	4,583	2,059	725	715
Total	$405,445	$77,736	$95,955	$68,089	$163,665

(1) Excludes funding of pension and other postretirement benefit obligations, which totaled approximately $4.4 million in fiscal 2007. We expect to contribute $2.5 million to our defined benefit plans in fiscal 2008 to meet the minimum funding requirements. For additional information, refer to Note 9 to the consolidated financial statements.
(2) Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2007, these charges totaled approximately $7.8 million.
(3) The majority of our purchases involve supply orders to purchase products for resale in the ordinary course of business. These contracts are typically cancelable and therefore no amounts have been included in the table above. The purchase obligations shown in this table represent the amount of product we are contractually obligated to purchase to earn $3.6 million in advanced contract monies received where recognition has been deferred on the Consolidated Balance Sheet. If we do not fulfill these purchase obligations, we would only be obligated to repay the unearned upfront contract monies.

Off-Balance Sheet Arrangements

          Letters of Credit. We had letters of credit of $10.0 million outstanding and unused at March 31, 2007. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

New Accounting Standards

          Effective March 26, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. SFAS No. 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options and other forms of share-based compensation, and requires all share-based payments to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. Prior to adoption of SFAS No. 123(R), we accounted for share-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Under this method, no stock-based compensation cost was reflected in the Consolidated Statements of Earnings for stock options as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Adoption of SFAS No. 123(R) resulted in additional compensation expense of $0.3 million net of tax for the year ended March 31, 2007. Basic and diluted earnings per share decreased $0.02 and $0.01, respectively, as a result of adopting SFAS 123(R). As of March 31, 2007, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $1.0 million for stock options and $4.8 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.4 years for stock options and approximately 3.6 years for restricted stock. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, as described in Part II, Item 8, Note 11.

          In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied prospectively. FIN 48 is effective at the beginning of our fiscal year 2008. We expect that the adoption of FIN 48 will increase retained earnings by approximately $1.0 million as of the beginning of fiscal year 2008.

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)". SFAS No. 158 requires employers that sponsor a defined benefit postretirement plan to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. Effective March 31, 2007, we adopted these provisions of SFAS No. 158. The impact of adopting SFAS No. 158 on our financial condition at March 31, 2007 has been included in the accompanying consolidated financial statements. Adoption of SFAS No. 158 resulted in an increase of $0.3 million to Shareholders' Equity. The Statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with our fiscal year ending March 28, 2009. We are currently evaluating the impact of the measurement date aspect of SFAS No. 158 on our financial statements. See Note 9 to the consolidated financial statements for further discussion of the effect of adopting SFAS No. 158 on our consolidated financial statements.

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

Effective March 31, 2007, we adopted SAB 108. Our adoption of SAB 108 did not have a material impact on our financial statements.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will become effective for us at the beginning of our fiscal year 2009. The provisions of the Statement are to be applied prospectively, except for limited retrospective application permitted for certain items. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial statements.
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

          We are exposed to industry related price changes on several commodities, such as dairy, meat and produce, that we buy and sell in both our Distribution and Retail segments. These products are purchased for and sold from inventory in the ordinary course of business. We are also exposed to other general commodity price changes such as utilities, insurance and fuel costs.

          We are currently exposed to interest rate risk on our outstanding debt. The senior secured revolving credit facility currently bears interest at the LIBOR plus 1.25% or the prime rate (weighted average interest rate of 6.75% at March 31, 2007) on the revolving credit portion of the facility. An additional $0.5 million of our long-term debt is subject to fluctuations in the prime rate. The weighted average interest rates including loan fee amortization for fiscal years 2007, 2006 and 2005 were 9.73%, 8.65% and 8.16%, respectively.

          The estimated carrying value of long-term debt approximates its fair value at March 31, 2007 and March 25, 2006 due to variable interest rates that cover a majority of the long-term debt and a comparison of fixed rate debt to estimated rates that would currently be available for debt with similar terms and maturities. The following table sets forth the principal cash flows of our debt outstanding and related weighted average interest rates by year of maturity as of March 31, 2007:

(In thousands)
Fiscal Year	Principal Cash Flow	Average Interest Rate
2008	$2,494	8.8%
2009	4,847	8.8%
2010	1,858	8.8%
2011	1,928	8.8%
2012	2,057	8.8%
Thereafter	95,651	8.9%
	$108,835

          The balance outstanding on the revolving credit facility is due in fiscal 2013.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Spartan Stores, Inc.
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries (the "Company") as of March 31, 2007 and March 25, 2006, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 31, 2007 and March 25, 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 11, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
May 11, 2007

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
Assets	March 31, 2007	March 25, 2006

Current assets
Cash and cash equivalents	$12,063	$7,655
Accounts receivable, net	45,347	45,280
Inventories, net	106,854	95,892
Prepaid expenses and other current assets	7,122	5,433
Deferred taxes on income	10,214	6,801
Property and equipment held for sale	3,595	6,634
Total current assets	185,195	167,695

Other assets
Goodwill	142,888	72,555
Deferred taxes on income	-	9,061
Other, net	16,203	14,108
Total other assets	159,091	95,724

Property and equipment
Land and improvements	12,677	13,513
Buildings and improvements	140,092	120,851
Equipment	239,884	216,082
Total property and equipment	392,653	350,446
Less accumulated depreciation and amortization	249,440	235,268
Property and equipment, net	143,213	115,178

Total assets	$487,499	$378,597

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)

Spartan Stores, Inc. and Subsidiaries
(In thousands)
Liabilities and Shareholders' Equity	March 31, 2007	March 25, 2006

Current liabilities
Accounts payable	$93,729	$90,992
Accrued payroll and benefits	33,367	29,423
Other accrued expenses	19,503	18,356
Current portion of exit costs	8,889	6,513
Current maturities of long-term debt and capital lease obligations	2,494	1,675
Total current liabilities	157,982	146,959

Long-term liabilities
Postretirement benefits	9,208	8,702
Other long-term liabilities	17,413	4,700
Exit costs	23,814	8,804
Long-term debt and capital lease obligations	106,341	64,015
Total long-term liabilities	156,776	86,221

Commitments and contingencies (Note 7)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 21,658 and 21,023 shares outstanding	126,447	123,256
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Deferred stock-based compensation	-	(2,873)
Accumulated other comprehensive income (loss)	126	(276)
Retained earnings	46,168	25,310
Total shareholders' equity	172,741	145,417

Total liabilities and shareholders' equity	$487,499	$378,597

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)
	Year Ended
	March 31, 2007	March 25, 2006	March 26, 2005

Net sales	$2,370,428	$2,039,926	$2,043,187
Cost of sales	1,903,258	1,657,742	1,656,516
Gross margin	467,170	382,184	386,671

Operating expenses
Selling, general and administrative	411,279	344,095	349,174
Provision for asset impairments and exit costs	4,464	1,057	-
Total operating expenses	415,743	345,152	349,174

Operating earnings	51,427	37,032	37,497

Other income and expenses
Interest expense	12,751	7,669	9,315
Debt extinguishment	-	-	561
Other, net	(647)	(1,306)	(924)
Total other income and expenses	12,104	6,363	8,952

Earnings before income taxes and discontinued operations	39,323	30,669	28,545
Income taxes	13,748	10,307	8,682
Earnings from continuing operations	25,575	20,362	19,863
Loss from discontinued operations, net of taxes	(415)	(2,190)	(1,037)
Net earnings	$25,160	$18,172	$18,826

Basic earnings per share:
Earnings from continuing operations	$1.22	$0.98	$0.97
Loss from discontinued operations	(0.02)	(0.11)	(0.05)
Net earnings	$1.20	$0.87	$0.92

Diluted earnings per share:
Earnings from continuing operations	$1.20	$0.96	$0.96
Loss from discontinued operations	(0.02)	(0.10)	(0.05)
Net earnings	$1.18	$0.86	$0.91

Weighted average shares outstanding:
Basic	20,913	20,796	20,439
Diluted	21,408	21,174	20,743

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

Balance - March 28, 2004	20,092	$ 116,666	$(179)	$(182)	$(10,638)	$105,667

Comprehensive income, net of tax:
Net earnings	-	-	-	-	18,826	18,826
Minimum pension liability adjustment	-	-	-	(21)	-	(21)
Total comprehensive income	-	-	-	-	-	18,805

Issuances of common stock	209	748	-	-	-	748
Issuances of restricted stock	248	811	(811)	-	-	-
Cancellations of restricted stock	(25)	(81)	81	-	-	-
Amortization of restricted stock	-	-	190	-	-	190

Balance - March 26, 2005	20,524	118,144	(719)	(203)	8,188	125,410

Comprehensive income, net of tax:
Net earnings	-	-	-	-	18,172	18,172
Minimum pension liability adjustment	-	-	-	(73)	-	(73)
Total comprehensive income	-	-	-	-	-	18,099

Dividends - $.05 per share	-	-	-	-	(1,050)	(1,050)
Issuances of common stock and related tax benefit on stock option exercises	294	1,703	-	-	-	1,703
Issuances of restricted stock and related income tax benefits	252	3,616	(3,121)	-	-	495
Cancellations of restricted stock	(47)	(207)	126	-	-	(81)
Amortization of restricted stock	-	-	841	-	-	841

Balance - March 25, 2006	21,023	123,256	(2,873)	(276)	25,310	145,417

Reclassification of deferred stock- based compensation upon adoption of SFAS 123(R)	-	(2,873)	2,873	-	-	-

Comprehensive income, net of tax:
Net earnings	-	-	-	-	25,160	25,160
Minimum pension liability adjustment	-	-	-	89	-	89
Total comprehensive income	-	-	-	-	-	25,249

Adjustment to initially apply SFAS No. 158, net of tax	-	-	-	313	-	313
Dividends - $.20 per share	-	-	-	-	(4,302)	(4,302)
Stock-based employee compensation	-	1,918	-	-	-	1,918
Issuances of common stock and related tax benefit on stock option exercises	430	4,110	-	-	-	4,110
Issuances of restricted stock and related income tax benefits	268	415	-	-	-	415
Cancellations of restricted stock	(63)	(379)	-	-	-	(379)

Balance - March 31, 2007	21,658	$ 126,447	$-	$126	$46,168	$172,741

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Year Ended
	March 31, 2007	March 25, 2006	March 26, 2005
Cash flows from operating activities
Net earnings	$25,160	$18,172	$18,826
Loss from discontinued operations	415	2,190	1,037
Earnings from continuing operations	25,575	20,362	19,863
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Provision for asset impairments and exit costs	4,464	1,057	-
Debt extinguishment	-	-	561
Depreciation and amortization	22,153	21,392	22,582
Postretirement benefits expense	2,260	2,458	2,463
Deferred taxes on income	12,774	9,677	8,426
Stock-based compensation expense	1,906	760	190
Gain on disposal of assets	(255)	(1,135)	(748)
Other	-	367	64
Change in operating assets and liabilities:
Accounts receivable	(561)	(1,871)	(4,590)
Inventories	(4,845)	96	91
Prepaid expenses and other assets	(565)	678	4,263
Accounts payable	2,063	6,259	7,547
Accrued payroll and benefits	5,011	(547)	3,921
Postretirement benefits payments	(3,695)	(3,246)	(813)
Other accrued expenses and other liabilities	(2,103)	(1,561)	(3,190)
Net cash provided by operating activities	64,182	54,746	60,630

Cash flows from investing activities
Purchases of property and equipment	(28,365)	(29,498)	(25,354)
Net proceeds from the sale of assets	2,573	2,370	3,897
Acquisitions, net of cash acquired	(53,773)	-
Other	291	(855)	(327)
Net cash used in investing activities	(79,274)	(27,983)	(21,784)

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Year Ended
	March 31, 2007	March 25, 2006	March 26, 2005
Cash flows from financing activities
Net proceeds (payments) from revolving credit facility	$23,884	$(26,498)	$(15,187)
Repayment of long-term debt	(2,330)	(2,324)	(18,883)
Financing fees paid	(90)	(447)	(492)
Proceeds from sale of common stock	3,208	882	748
Dividends paid	(4,302)	(1,050)	-
Net cash provided by (used in) financing activities	20,370	(29,437)	(33,814)

Cash flows from discontinued operations
Net cash used in operating activities	(4,012)	(4,042)	(3,895)
Net cash provided by investing activities	3,142	-	565
Net cash used in financing activities	-	(509)	(74)
Net cash used in discontinued operations	(870)	(4,551)	(3,404)

Net increase (decrease) in cash and cash equivalents	4,408	(7,225)	1,628
Cash and cash equivalents at beginning of year	7,655	14,880	13,252
Cash and cash equivalents at end of year	$12,063	$7,655	$14,880

Supplemental Cash Flow Information:
Cash paid for interest	$12,259	$7,740	$8,859
Cash paid for income taxes	$595	$215	$17

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

Fiscal Year: Spartan Stores' fiscal year ends on the last Saturday of March. The fiscal year ended March 31, 2007 consisted of 53 weeks, and the fiscal years ended March 25, 2006 and March 26, 2005 each consisted of 52 weeks.

Revenue Recognition: The Retail segment recognizes revenues from the sale of products at the point of sale. Sales and excise taxes are excluded from revenue. The Distribution segment recognizes revenues when products are delivered or ancillary services are provided.

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

Fair Value Disclosures of Financial Instruments: Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts and notes payable approximate fair value at March 31, 2007 and March 25, 2006 because of the short-term nature of these financial instruments. The estimated carrying value of long-term debt approximates its fair value at March 31, 2007 and March 25, 2006 due to variable interest rates that cover a majority of the long-term debt and a comparison of fixed rate debt to estimated rates that would currently be available for debt with similar terms and maturities.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts Receivable: Accounts receivable are shown net of allowances for credit losses of $3.0 million in fiscal 2007 and $2.6 million in fiscal 2006. Spartan Stores evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors. Operating results include bad debt expense of $0.2 million, $0.2 million, and $0.4 million for fiscal years 2007, 2006 and 2005, respectively.

Inventory Valuation: Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. If replacement cost had been used, inventories would have been $42.6 million and $42.1 million higher at March 31, 2007 and March 25, 2006, respectively. During fiscal years 2007, 2006 and 2005, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in fiscal years 2007, 2006 and 2005 by $2.0 million, $0.9 million and $0.6 million, respectively.

Spartan Stores utilizes the retail inventory method to value inventory for the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories.

Long-Lived Assets Other than Goodwill: Spartan Stores reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Property and Equipment Held for Sale: Property and equipment held for sale consists of land, buildings and equipment that Spartan Stores expects to sell within 12 months. The assets are included in the following segments:

(in thousands)
	2007	2006
Distribution	$154	$1,567
Retail	3,053	3,278
Discontinued operations	388	1,789
Total	$3,595	$6,634

Goodwill: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed at least annually for impairment using a discounted cash flow model.

Other Assets: Included in Other assets are intangibles and debt issuance costs. Intangible assets primarily consist of favorable lease agreements, prescription lists, non-compete agreements, and franchise fees. Favorable leases are amortized on a straight-line basis over the lease terms of 8 to 20 years. Prescription lists are amortized on a straight-line basis over 7 to 15 years. Non-compete agreements are amortized on a straight-line basis over the length of the agreement of 3 to 15 years. Franchise fees are amortized on a straight-line basis over the term of the franchise agreement of 2 to 10 years. Debt issuance costs are amortized over the term of the related financing agreement.

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

Gains on the disposal of property and equipment totaled $0.3 million, $1.1 million and $0.8 million in fiscal years 2007, 2006 and 2005, respectively. Gains and losses on the disposal of property and equipment is included in "Selling, general and administrative expenses" and "Other, net" in the Consolidated Statements of Earnings.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of changes in Spartan Stores' self-insurance liability is as follows:
(In thousands)	March 31, 2007	March 25, 2006	March 26, 2005

Beginning balance	$8,782	$11,252	$12,838
Expense	2,290	2,450	3,565
Claim payments	(2,990)	(4,920)	(5,151)
Ending balance	8,082	8,782	11,252
Less current portion	4,583	5,024	5,370
Long-term portion	$3,499	$3,758	$5,882

The current portion of the self-insurance liability is included in "Other accrued expenses" and the long-term portion is included in "Other long-term liabilities" in the Consolidated Balance Sheets.

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

Earnings per share: Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by increasing the weighted average number of common shares outstanding by the dilutive effect of nonvested restricted stock shares outstanding and issuance of common stock for options outstanding under Spartan Stores' stock incentive plans.

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings per share calculations because they were antidilutive were 7,058 in fiscal 2007, 618,593 in fiscal 2006 and 1,018,889 in fiscal 2005.

Stock-Based Compensation: Effective March 26, 2006, Spartan Stores adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. We determine the fair value of such awards using the Black-Scholes option-pricing model, which incorporates certain assumptions - such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options - in order to arrive at a fair value estimate, as described in Note 11.

Shareholders' Equity: Spartan Stores' restated articles of incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the board of directors. At March 31, 2007, there were no shares of preferred stock outstanding.

Advertising Costs: Spartan Stores' advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $11.1 million in fiscal 2007, $8.6 million in fiscal 2006 and $9.9 million in fiscal 2005.

Recently Issued Accounting Standards: Effective March 26, 2006, Spartan Stores adopted the provisions of SFAS No. 123(R), "Share-Based Payment", that addresses the accounting for share-based payments to employees, including grants of employee stock options and other forms of share-based compensation. Under SFAS No. 123(R), it is no longer acceptable to account for share-based payments to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Instead, SFAS No. 123(R) requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the period that an employee is required to provide services in exchange for the award. The adoption of SFAS No. 123(R) and its effects are more fully described in Note 11.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied prospectively. FIN 48 is effective at the beginning of Spartan Stores' fiscal year 2008. Spartan Stores expects that the adoption of FIN 48 will increase retained earnings by approximately $1.0 million as of the beginning of fiscal year 2008.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)". SFAS No. 158 requires employers that sponsor a defined benefit postretirement plan to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. Effective March 31, 2007, Spartan Stores adopted these provisions of SFAS No. 158. The impact of adopting SFAS No. 158 on Spartan Stores' financial condition at March 31, 2007 has been included in the accompanying consolidated financial statements. The Statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with Spartan Stores' fiscal year ending March 28, 2009. Spartan Stores is currently evaluating the impact of the measurement date aspect of SFAS No. 158 on the consolidated financial statements. See Note 9 for further discussion of the effect of adopting SFAS No. 158 on Spartan Stores' consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements for the purpose of a materiality assessment. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Effective March 31, 2007, Spartan Stores adopted SAB 108. The adoption of SAB 108 did not have a material impact on Spartan Stores' consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will become effective for Spartan Stores at the beginning of fiscal year 2009. The provisions of the Statement are to be applied prospectively, except for limited retrospective application permitted for certain items. Spartan Stores is currently evaluating the impact, if any, that SFAS No. 157 will have on the consolidated financial statements.

Reclassifications: Reclassifications of certain current liabilities have been made to the fiscal 2006 and fiscal 2005 financial statements to conform to the fiscal 2007 presentation.

Note 2
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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

paid a total cash purchase price of $47.9 million for these operations. Spartan Stores assumed D&W's lease obligations for the 20 stores and the central commissary as well as specified contracts. Spartan Stores continues to operate 16 of the former D&W stores and the commissary. The funds used for the transaction were drawn under Spartan Stores' existing bank credit facilities.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.
(In thousands)	March 27, 2006

Current assets	$5,035
Goodwill	67,914
Favorable leases	1,365
Other intangible assets	1,211
Property and equipment, net	21,280
Total assets acquired	96,805

Current liabilities	2,744
Capital lease obligations, less current portion	21,377
Exit cost reserves, less current portion	17,488
Unfavorable leases	7,274
Total liabilities assumed	48,883
Net assets acquired	$47,922

Goodwill of $45.0 million and $22.9 million was assigned to the Retail and Distribution segments, respectively, based upon the expected benefits to be derived from the business combination. Goodwill of $67.9 million is expected to be deductible for tax purposes.

Additionally, $1.1 million in costs directly related to the acquisition have been included in goodwill.

Amortizable intangible assets acquired consisted of favorable leases and amounted to $1.4 million. The weighted average amortization period is 7.4 years. Other intangible assets acquired include $1.2 million of licenses for the sale of alcoholic beverages. The licenses have an indefinite life and therefore are not amortized.

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

The unaudited pro forma condensed combined financial statements should be read in conjunction with the audited historical financial statements of Spartan Stores included in this report and the audited historical financial statements of D&W found in Exhibit 99 of our fiscal 2006 Annual Report on Form 10-K.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Pro Forma Condensed Combined Balance Sheet
March 25, 2006
(In thousands)	Spartan Stores[1]	D&W [2]	Pro Forma Adjustments[3]		Pro Forma Combined
ASSETS
Current assets
Cash and cash equivalents	$7,655	$2,225	$(2,221)	(a)	$7,659
Accounts receivable, net	45,280	3,730	(4,212)	(a) (b)	44,798
Inventories	95,892	7,984	(3,459)	(a) (c)	100,417
Other current assets	18,868	425	1,437	(a) (d) (f)	20,730
Total current assets	167,695	14,364	(8,455)		173,604

Other assets
Goodwill, net	72,555	852	68,064	(a) (g)	141,471
Other, net	23,169	751	(419)	(a) (d) (e) (f)	23,501
Total other assets	95,724	1,603	67,645		164,972

Property and equipment
Land, buildings and improvements	134,364	35,160	(18,856)	(a) (h)	150,668
Equipment	216,082	62,216	(57,240)	(a) (h)	221,058
Total property and equipment	350,446	97,376	(76,096)		371,726
Less accumulated depreciation and amortization	235,268	75,691	(75,691)	(a) (h)	235,268
Net property and equipment	115,178	21,685	(405)		136,458

Total assets	$378,597	$37,652	$58,785		$475,034

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$90,992	$15,072	$(15,042)	(a) (b) (j)	$91,022
Accrued payroll and benefits	29,423	2,887	(2,548)	(a) (j)	29,762
Other accrued expenses	24,869	5,129	(2,548)	(a) (i)	27,450
Current maturities of long-term debt and capital lease obligations	1,675	10,464	(9,803)	(k)	2,336
Total current liabilities	146,959	33,552	(29,941)		150,570

Other long-term liabilities	22,206	5,122	19,641	(a) (e) (i)	46,969
Long-term debt and capital lease obligations	64,015	18,170	49,893	(k)	132,078

Shareholders' equity
Common stock	123,256	5	(5)	(l)	123,256
Other	(3,149)	186	(186)	(l)	(3,149)
Retained earnings (accumulated deficit)	25,310	(19,383)	19,383	(l)	25,310
Total shareholders' equity (deficiency)	145,417	(19,192)	19,192		145,417

Total liabilities and shareholders' equity	$378,597	$37,652	$58,785		$475,034

See accompanying notes to unaudited pro forma condensed combined financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Pro Forma Condensed Combined Statement of Earnings
Year ended March 25, 2006
(In thousands, except per share amounts)	Spartan Stores, Inc.[4]	D&W [5]	Pro Forma Adjustments[6]		Pro Forma Combined

Net sales	$2,039,926	$244,773	$(40,865)	(m) (n)	$2,243,834
Cost of goods sold	1,657,742	172,581	(39,899)	(m) (n) (r)	1,790,424
Gross margin	382,184	72,192	(966)		453,410

Operating expenses
Selling, general and administrative	344,095	72,371	(12,786)	(m) (o) (p) (r)	403,680
Provision for asset impairment and exit costs	1,057				1,057
Total operating expenses	345,152	72,371	(12,786)		404,737

Operating earnings (loss)	37,032	(179)	11,820		48,673

Other income and expenses
Interest expense	7,669	3,579	2,009	(q)	13,257
Other, net	(1,306)	(204)	204		(1,306)
Other income and expenses, net	6,363	3,375	2,213	(m)	11,951

Earnings (loss) before income taxes and discontinued operations	30,669	(3,554)	9,607		36,722
Income taxes	10,307		3,732	(s) (t)	14,039

Earnings (loss) from continuing operations	$20,362	$(3,554)	$5,875		$22,683

Basic earnings per share from continuing operations:	$0.98				$1.09

Diluted earnings per share from continuing operations:	$0.96				$1.07

Weighted average shares outstanding:
Basic	20,796				20,796
Diluted	21,174				21,174

See accompanying notes to unaudited pro forma condensed combined financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Notes to Unaudited Pro Forma Condensed Combined Financial Statements
1.	Represents the historical audited balance sheet of Spartan Stores as of March 25, 2006.

2.	Represents the historical audited balance sheet of D&W as of December 25, 2005.

3.	Represents the pro forma adjustments required to account for the acquisition as a purchase as of March 25, 2006, including the following:

	(a)	To eliminate D&W assets and liabilities not acquired or assumed.
	(b)	To eliminate receivable and payable between Spartan Stores and D&W.
	(c)	To record inventories at fair market value, including the elimination of the LIFO reserve.
	(d)	To record deferred taxes on assets acquired and liabilities assumed.
	(e)	To record favorable and unfavorable leases assumed.
	(f)	To adjust other assets acquired to fair value.
	(g)	To record goodwill in connection with the acquisition including legal and professional fees directly related to the acquisition.
	(h)	To adjust property and equipment acquired to fair value and eliminate historical accumulated depreciation.
	(i)	To record exit costs related to acquired closed store locations and estimated future restructurings.
	(j)	To record other liabilities assumed.
	(k)	To reflect the financing transactions related to the acquisition. Such financing was presented assuming borrowings under Spartan Stores' revolving credit facility.
	(l)	To eliminate D&W's historical shareholders' equity.

4.	Represents the historical audited statement of earnings of Spartan Stores for the year ended March 25, 2006.

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

In the first quarter of fiscal 2007, Spartan Stores incurred approximately $1.1 million, $0.7 million after-tax, in start-up costs related to training, remerchandising and rebranding the stores. These charges are included in "Selling, general and administrative expenses".

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Acquisitions

During the third quarter of fiscal 2007, Spartan Stores acquired certain equipment at five closed grocery stores from Carter's, Inc. in a Chapter 7 federal bankruptcy liquidation proceeding. Store lease obligations were assumed for two of the store locations. The stores will remain closed. The acquisition was made to increase market share of existing retail stores. Spartan Stores also acquired certain operating assets and assumed certain liabilities of a subsidiary of PrairieStone Pharmacy, LLC that were used in the operations of in-store pharmacies in 12 of Spartan Stores' retail supermarkets. The acquisition was made to allow us to better coordinate in-store operations and improve our overall customer service at these locations. For the two acquisitions, Spartan Stores paid a cash purchase price of $5.4 million. The funds used for the transaction were drawn under Spartan Stores' existing bank credit facilities. The estimated fair value of assets acquired consisted of $1.6 million for inventory, $0.9 million for equipment, $2.9 million for customer lists and $1.1 million for goodwill and liabilities assumed consisted of $0.3 million for capital lease obligations, $0.6 million for closed store lease obligations and $0.2 million for accrued expenses. Goodwill of $1.0 million and $0.1 million was assigned to the Retail and Distribution segments, respectively, based upon the expected benefits to be derived from the business combination. Goodwill of $1.1 million is expected to be deductible for tax purposes. Additionally, $0.2 million in costs directly related to the acquisitions have been included in goodwill.

On March 19, 2007, we entered into an asset purchase agreement to acquire certain assets and assume certain liabilities related to 20 retail grocery stores, two fuel centers and three convenience stores from G&R Felpausch Company ("Felpausch"), a privately-held retail grocery operator and current customer of our Distribution segment. The retail supermarkets include the operations of nine in-store pharmacies. The purchase price is expected to be $38.5 million plus up to $14.0 million for inventory. The transaction is expected to close in June 2007.

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

Changes in the carrying amount of goodwill were as follows:
(In thousands)	Retail	Distribution	Total

Balance at March 27, 2005	$41,969	$30,346	$72,315
Other	240	-	240
Balance at March 25, 2006	42,209	30,346	72,555
D&W acquisition (Note 2)	45,772	23,224	68,996
Carter's, Inc. and PrairieStone Pharmacy, LLC acquisitions (Note 2)	1,125	137	1,262
Other	75	-	75
Balance at March 31, 2007	$89,181	$53,707	$142,888

The following table reflects the components of amortized intangible assets, included in "Other, net" on the Consolidated Balance Sheets:

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands)	March 31, 2007		March 25, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$3,234	$2,096	$3,206	$1,811
Favorable leases	4,025	1,655	2,660	1,360
Customer lists	3,293	239	405	53
Franchise fees and other	1,201	347	1,071	243
Total	$11,753	$4,337	$7,342	$3,467

The weighted average amortization period of non-compete agreements, favorable leases, customer lists, franchise fees and other, and intangible assets in total is 8.9 years, 10.4 years, 7.5 years, 11.0 years and 8.9 years, respectively. Amortization expense for intangible assets was $0.9 million, $0.7 million, and $0.7 million for fiscal years 2007, 2006, and 2005, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:
(In thousands)	Fiscal Year	Amortization Expense
	2008	$1,240
	2009	1,099
	2010	972
	2011	933
	2012	808

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

Discontinued operations had no sales during fiscal years 2007, 2006 and 2005. The operating losses in discontinued operations for fiscal years 2007, 2006 and 2005 of $0.7 million, $3.8 million and $2.6 million were partially offset by income tax benefits of $0.3 million, $1.6 million and $1.6 million for fiscal 2007, 2006 and 2005, respectively. Spartan Stores continually monitors specific market conditions for its discontinued operations real estate. During fiscal 2006 and fiscal 2005 Spartan Stores recorded an additional liability of $2.2 million and $1.4 million, respectively, for changes in its estimated sublease income due to revised estimates of such offsets to its closed store lease liabilities.

Total assets of discontinued operations were $4.4 million at March 31, 2007 and $6.1 million at March 25, 2006. Total liabilities of discontinued operations decreased from $12.8 million at March 25, 2006 to $9.1 million at March 31, 2007.

Spartan Stores anticipates that it will be subject to a partial withdrawal liability from a multi-employer pension plan related to the 2003 closures of certain of its discontinued Food Town stores when a final determination is made based on the June 30, 2006 financial condition of the plan. Previous estimates provided by the trustees of the multi-employer pension plan indicate that there is an underfunded liability which we believe to have resulted from a change in actuarial assumptions, investment performance, other employers' withdrawals, or a combination of these factors, occurring subsequent to the closure of these stores. Spartan Stores intends to challenge such a determination prior to settling the partial withdrawal liability if, and when, assessed after actuarial work is complete for the June 30, 2006 date. At this time, Spartan Stores does not know when the June 30, 2006 actuarial work will be completed. Spartan Stores has estimated its liability based on available preliminary information and recorded an after-tax charge of approximately $1.1 million in Discontinued Operations in the third quarter of fiscal 2006.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5
Asset Impairments and Exit Costs

The Retail segment recognized charges of $0.4 million for asset impairment costs and $4.1 million for lease and related ancillary costs in the first quarter of fiscal 2007 related to the closure of two Family Fare Supermarkets stores and moving the central bakery operation into individual retail stores. Neither of the closed stores was acquired in the acquisition of D&W. The restructuring was based on Spartan Stores' comprehensive review of retail grocery store capacity in its markets following the completion of the acquisition of 16 D&W supermarkets on March 27, 2006, its desire to move the production of bakery products closer to the consumer, and the economics of its central bakery operation. In fiscal 2006, the Retail segment recognized charges of $0.7 million for asset impairment and store and office facility exit costs, which include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease recoveries, as well as severance benefits.

The following table provides the activity of exit costs for our Retail segment for fiscal years 2007, 2006 and 2005. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in "Current liabilities" and "Exit costs" in "Long-term liabilities" based on when the obligations are expected to be paid.
(In thousands)	Lease and Ancillary Costs

Balance at March 28, 2004	$18,338
Provision for lease and related ancillary costs, net of estimated sublease recoveries	1,400	(a)
Provision for pension withdrawal liability	1,700	(b)
Payments, net of interest accretion	(5,918)
Balance at March 26, 2005	15,520
Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,719	(c)
Provision for pension withdrawal liability	1,654	(b)
Payments, net of interest accretion	(4,576)
Balance at March 25, 2006	15,317
Exit costs assumed in acquisition of D&W (see Note 2)	19,231
Exit costs assumed in Carter's acquisition (see Note 2)	552
Provision for lease and related ancillary costs, net of estimated sublease recoveries	4,050
Payments, net of interest accretion	(6,447)
Balance at March 31, 2007	$32,703

(a)	Recorded in discontinued operations.
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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6
Long-Term Debt

Spartan Stores' long-term debt consists of the following:
(In thousands)	March 31, 2007	March 25, 2006

Senior secured revolving credit facility, due December 2012	$78,182	$55,538
Notes payable, 8.00%, due May 2008, monthly principal payments of variable amounts	3,272	3,835
Capital lease obligations (Note 8)	26,354	5,154
Other, 7.00% - 9.25%, due 2009 - 2021	1,027	1,163
	108,835	65,690
Less current portion	2,494	1,675
Total long-term debt	$106,341	$64,015

Effective April 5, 2007, Spartan Stores amended its existing senior secured revolving credit facility. The amendment extended the senior secured revolving credit facility ("credit facility") maturity by two years and now matures in December 2012 rather than December 2010. In addition, a $15.0 million Term B loan is included as part of the total $225.0 million credit facility, which may be drawn upon at Spartan's option through October 1, 2007, and thereafter by agreement with the lenders as set forth in the credit agreement. Also at Spartan Stores' option, the maximum amount under the credit facility may be increased up to $275.0 million through the addition of new lenders, and provided that asset levels are increased sufficient to support the increased borrowings. Interest rates under the amended agreement may be up to 50 basis points lower for London InterBank Offered Rate ("LIBOR") borrowings depending on levels of excess availability under the agreement. The credit facility is secured by substantially all of Spartan Stores' assets.

Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include the maintenance of minimum EBITDA, a minimum fixed charge coverage ratio and maximum capital expenditures, as defined in the credit agreement. These covenants will not be effective as long as Spartan Stores maintains minimum excess availability levels of $20.0 - $25.0 million. Spartan Stores had available borrowings of $86.7 million at March 31, 2007 and maximum availability of $96.7 million. Payment of dividends and repurchases of outstanding shares are permitted up to a total of $15.0 million per year, provided that excess availability of $20.0 million is maintained. The credit facility provides for the issuance of letters of credit of which $10.0 million were outstanding and unused as of March 31, 2007. Borrowings under the revolving credit portion of the facility bear interest at LIBOR plus 1.25% or the prime rate (weighted average interest rate of 6.75% at March 31, 2007), and borrowings under the Term B loan bear interest at LIBOR plus 2.50%.

The weighted average interest rates including loan fee amortization for fiscal 2007, 2006 and fiscal 2005 were 9.73%, 8.65% and 8.16%, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At March 31, 2007, long-term debt was due as follows:
(In thousands)	Fiscal Year
	2008	$2,494
	2009	4,847
	2010	1,858
	2011	1,928
	2012	2,057
	Thereafter	95,651
		$108,835

Note 7
Commitments and Contingencies

Spartan Stores subleases property at certain locations and received rental income of $1.4 million in fiscal 2007. In the event of the customer's default, Spartan would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 8.

Unions represent approximately 17% of our associates. Contracts covering approximately 450 retail associates expire between March 2008 and June 2009. A contract covering 170 distribution center and transportation associates expires in April 2010. Contracts covering an additional 600 distribution center and transportation associates expire in October 2011.

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

Note 8
Leases

Most of the Company's retail stores are operated in leased facilities. The Company also leases certain warehouse facilities, its tractor and trailer fleet and certain other equipment. Most of the property leases contain renewal options of varying terms. Terms of certain leases contain provisions requiring payment of percentage rent based on sales and payment of executory costs such as property taxes, utilities, insurance and maintenance. Terms of certain leases of transportation equipment contain provisions requiring payment of percentage rent based upon miles driven. Portions of certain property are subleased to others.

Rental expense, net of sublease income, under operating leases consisted of the following:

(In thousands)	2007	2006	2005

Minimum rentals	$27,622	$24,487	$24,642
Contingent payments	962	780	1,109
Sublease income	(1,408)	(1,335)	(1,830)
	$27,176	$23,932	$23,921

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total future lease commitments of Spartan Stores under capital and operating leases in effect at March 31, 2007 are as follows:
(In thousands)	Capital			Operating
Fiscal Year	Used in Operations	Subleased to Others	Total	Used in Operations	Subleased to Others	Total

2008	$3,770	$367	$4,137	$24,651	$914	$25,565
2009	3,826	-	3,826	22,328	869	23,197
2010	3,833	-	3,833	19,534	778	20,312
2011	3,732	-	3,732	16,619	612	17,231
2012	3,676	-	3,676	11,837	528	12,365
Thereafter	24,294	-	24,294	40,112	1,124	41,236

Total	43,131	367	43,498	$135,081	$4,825	$139,906
Interest	(17,125)	(19)	(17,144)
Present value of minimum lease obligations	26,006	348	26,354
Current portion	1,460	348	1,808
Long-term obligations at March 31, 2007	$24,546	$-	$24,546

Amortization expense for property under capital leases was $1.7 million, $0.5 million and $0.5 million in fiscal years 2007, 2006 and 2005, respectively.

Assets held under capital leases consisted of the following:
(In thousands)	March 31, 2007	March 25, 2006

Buildings and improvements	$20,299	$6,132
Equipment	889	379
	21,188	6,511
Less accumulated depreciation	4,098	2,701
Net property	$17,090	$3,810

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

Owned assets, included in property and equipment, which are leased to others are as follows:
(In thousands)	March 31, 2007	March 25, 2006

Land and improvements	$1,644	$2,480
Buildings	5,527	4,686
	7,171	7,166
Less accumulated depreciation	3,010	2,800
Net property	$4,161	$4,366

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum rentals to be received under operating leases in effect at March 31, 2007 are as follows:

(In thousands)
Fiscal Year	Owned Property	Leased Property	Total

2008	$1,067	$1,514	$2,581
2009	258	1,168	1,426
2010	-	1,075	1,075
2011	-	874	874
2012	-	586	586
Thereafter	-	1,250	1,250
Total	$1,325	$6,467	$7,792

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

Spartan Stores' Company Plan benefit formula utilizes a cash balance approach. Under the cash balance formula, credits are added annually to a participant's "account" based on a percent of the participant's compensation and years of vested service at the beginning of each calendar year. Transition credits are also added at Spartan Stores' discretion to certain participants' accounts until the year 2007 if certain age and years-of-service requirements are met. At Spartan Stores' discretion, interest credits are also added annually to a participant's account based upon the participant's account balance as of the last day of the immediately preceding calendar year. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act of 1976 ("ERISA"). Company Plan assets consist principally of common stocks and U.S. government and corporate obligations. At March 25, 2006 Company Plan assets included shares of Spartan Stores common stock valued at $2.4 million, respectively. At March 31, 2007, no shares of Spartan Stores common stock were held by the Company Plan.

Spartan Stores also maintains a Supplemental Executive Retirement Plan ("SERP"), which provides nonqualified deferred compensation benefits to Spartan Stores' officers. Benefits under the SERP are paid from Spartan Stores' general assets, as there is no separate trust established to fund benefits.

Matching contributions made by Spartan Stores to salary reduction defined contribution plans totaled $2.2 million, $2.0 million and $2.0 million in fiscal years 2007, 2006 and 2005, respectively.

In addition to the plans described above, Spartan Stores participates in several multi-employer and other defined contribution plans for substantially all associates covered by collective bargaining agreements. The expense for these plans totaled approximately $6.8 million in fiscal 2007, $6.5 million in fiscal 2006 and $6.5 million in fiscal 2005.

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

Effective March 31, 2007, Spartan Stores adopted the recognition and disclosure provisions of SFAS No. 158 which required the Company to recognize the funded status of its pension plan and other postretirement benefits in the March 31, 2007 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.

The incremental effect of adopting the provisions of SFAS No. 158 on the year-end Consolidated Balance Sheet is presented in the following table. SFAS No. 158 has no effect on the Consolidated Statements of Earnings.
(In thousands)	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at March 31, 2007
Pension Benefits
Current liabilities	$(2,258)	$2,258	$-
Noncurrent liabilities	134	(1,524)	(1,390)
Accumulated other comprehensive income	-	(734)	(734)
SERP Benefits
Current liabilities	-	(61)	(61)
Noncurrent liabilities	(349)	3	(346)
Accumulated other comprehensive income	187	58	245
Postretirement Benefits
Current liabilities	-	(346)	(346)
Noncurrent liabilities	(4,274)	(17)	(4,291)
Accumulated other comprehensive income	-	363	363

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
(In thousands, except percentages)	Pension Benefits		SERP Benefits		Postretirement Benefits
	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006

Change in benefit obligation
Benefit obligation at beginning of year	$46,944	$43,807	$670	$578	$7,609	$6,821
Service cost	3,084	3,011	45	16	224	214
Interest cost	2,438	2,307	35	31	409	383
Actuarial (gain) loss	1,085	1,763	(33)	135	(488)	518
Benefits paid	(3,623)	(3,944)	(74)	(90)	(621)	(327)

Benefit obligation at measurement date	$49,928	$46,944	$643	$670	$7,133	$7,609

Change in plan assets
Plan assets at fair value at beginning of year	$42,164	$39,548	$-	$-	$-	$-
Actual return on plan assets	6,047	3,777	-	-	-	-
Company contributions	3,470	2,783	74	90	621	327
Benefits paid	(3,623)	(3,944)	(74)	(90)	(621)	(327)

Plan assets at fair value at measurement date	$48,058	$42,164	$-	$-	$-	$-

Funded status	$(1,870)	$(4,780)	$(643)	$(670)	$(7,133)	$(7,609)
Unrecognized net gain	-	8,147	-	453	-	1,889
Unrecognized prior service cost	-	(7,902)	-	(16)	-	(840)
Contributions during fourth quarter	741	463	17	15	-	-
Net amount recognized in financial position	(1,129)	(4,072)	(626)	(218)	(7,133)	(6,560)

Components of net amount recognized in financial position:
Noncurrent assets	-	-	-	-	-	-
Current liabilities	-	(2,965)	(61)	-	(346)	-
Noncurrent liabilities	(1,129)	(1,107)	(565)	(642)	(6,787)	(6,560)
	$(1,129)	$(4,072)	$(626)	$(642)	$(7,133)	$(6,560)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss (gain)	$6,082	$-	$392	$453	$1,334	$-
Prior service cost (credit)	(7,212)	-	(15)	(16)	(776)	-
Future pay increases	-	-	-	(13)	-	-
Net transition obligation	-	-	-	-	-	-
	$(1,130)	$-	$377	$424	$558	$-

Weighted average assumptions at Measurement date
Discount rate	5.75%	5.50%	5.75%	5.50%	5.75%	5.50%
Expected return on plan assets	8.50%	8.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under SFAS No. 158, the benefit obligation for pension plans is measured as the projected benefit obligation; the benefit obligation for postretirement benefit plans is measured as the accumulated benefit obligation. The accumulated benefit obligation for both of the defined benefit plans was $49.5 million and $46.9 million at December 31, 2006 and 2005, respectively.

Components of net periodic benefit cost
(In thousands)	Pension Benefits			SERP
	March 31, 2007	March 25, 2006	March 26, 2005	March 31, 2007	March 25, 2006	March 26, 2005
Service cost	$3,084	$3,011	$3,438	$45	$16	$20
Interest cost	2,438	2,307	2,605	35	31	33
Expected return on plan assets	(3,207)	(2,892)	(3,438)	-	-	-
Amortization of net transition obligation	-	5	5	-	-	-
Amortization of prior service cost	(690)	(690)	(691)	(1)	(1)	(1)
Amortization of unrecognized net loss	310	295	139	27	17	16
Net periodic benefit cost	$1,935	$2,036	$2,058	$106	$63	$68

	Postretirement Benefits
	March 31, 2007	March 25, 2006	March 26, 2005
Service cost	$224	$214	$227
Interest cost	409	383	389
Amortization of prior service cost	(63)	(63)	(64)
Amortization of unrecognized net loss	66	43	38
Net periodic benefit cost	$636	$577	$590

The net actuarial loss, prior service cost and transition obligation included in "Accumulated Other Comprehensive Income" and expected to be recognized in net periodic benefit cost during fiscal year 2008 are as follows:
(In thousands)	Pension Benefits	SERP Benefits	Postretirement Benefits

Net actuarial loss	$290	$27	$39
Prior service credit	(690)	(1)	(64)
	$(400)	$26	$(25)

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses are amortized over the average remaining service life of active participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets.

Spartan Stores has assumed an average long-term expected return on pension plan assets of 8.50% as of March 31, 2007. The expected return assumption was modeled by third-party investment portfolio managers, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. The expected return was developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the plan assets. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. This overall return assumption is believed to be reasonable over a longer-term period that is consistent with the liabilities.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.50% (decreasing .50% per year to 5.00%) for fiscal 2007, 11.00% (decreasing .50% per year to 5.00%) for fiscal 2006 and 5.00% for fiscal 2005. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by 0.98% and the periodic postretirement benefit cost by 0.66%. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation by 0.90% and periodic postretirement benefit cost by 0.60%.

Spartan Stores has an investment policy for the pension plan with a long-term asset allocation mix designed to meet the long-term retirement obligations. The asset allocation mix is reviewed annually and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes actual allocations as of December 31, 2006 and December 31, 2005:
		Plan Assets
	Target Range	December 31, 2006	December 31, 2005
Asset Category
Equity securities	60.0 - 75.0%	67.4%	69.6%
Fixed income	25.0 - 40.0	32.6	30.4
Total	100.0%	100.0%	100.0%

The investment policy emphasizes the following key objectives: (1) maintain the purchasing power of the current assets and all future contributions by producing positive real rates of return on plan assets; (2) maximize return within reasonable and prudent levels of risk in order to minimize contributions and (3) control costs of administering the plan and managing the investments.

Spartan Stores expects to contribute approximately $2.5 million to its defined benefit plans in fiscal 2008 to meet the minimum funding requirements.

The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:
(In thousands)	Pension Benefits and SERP Benefits	Other Benefits

2008	$3,701	$346
2009	3,244	342
2010	3,604	357
2011	3,774	367
2012	4,193	381
2013 to 2017	25,813	2,006

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10
Taxes on Income

The income tax provision for continuing operations is summarized as follows:

(In thousands)	March 31, 2007	March 25, 2006	March 26, 2005

Currently payable (refundable)	$281	$(136)	$(84)
Deferred	13,467	10,443	8,766

	$13,748	$10,307	$8,682

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:
	2007	2006	2005

Statutory income tax rate	35.0%	35.0%	35.0%
Tax credits	(0.3)	(0.3)	(0.2)
Tax reserve adjustment	-	(0.4)	(4.6)
Other	0.3	(0.7)	0.2

Effective income tax rate	35.0%	33.6%	30.4%

Companies are regularly audited by federal and state tax authorities, which may result in proposed assessments and adjustments. During the fourth quarter of fiscal 2005, the Internal Revenue Service concluded its audit of the fiscal tax returns for 2001 through 2003. As a result of the audit, Spartan Stores released $2.0 million in tax reserves that are no longer required with respect to these years, of which $1.3 million and $0.7 million, respectively, is reflected in "Income taxes" and "Loss from discontinued operations, net of taxes", on the Consolidated Statements of Earnings, respectively, for fiscal 2005.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities resulting from temporary differences as of March 31, 2007 and March 25, 2006 are as follows:
(In thousands)
	2007	2006
Deferred tax assets:
Employee benefits	$8,263	$8,058
Accounts receivable	1,072	911
Goodwill	-	1,609
Net operating loss carryforward	2,898	9,755
Asset impairment and closed store reserves	4,167	5,209
State taxes	1,083	1,201
All other	3,441	2,114
Total deferred tax assets	20,924	28,857
Deferred tax liabilities:
Depreciation	10,244	10,187
Inventory	2,403	2,079
Goodwill	2,550	-
All other	1,136	729
Total deferred tax liabilities	16,333	12,995

Net deferred tax asset	$4,591	$15,862

At March 31, 2007, Spartan Stores has a Federal net operating loss carryforward of $8.3 million, which expires in fiscal year 2024.

Note 11
Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans covering 3,200,000 shares of Spartan Stores' common stock, the Spartan Stores, Inc. 2001 Stock Incentive Plan (the "2001 Plan") and the Spartan Stores, Inc. Stock Incentive Plan of 2005 (the "2005 Plan"). The plans provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates. As of March 31, 2007, 127,533 shares remained unissued under the 2001 Plan, and 1,139,000 shares remained unissued under the 2005 Plan.

Prior to March 26, 2006, Spartan Stores accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123. No stock-based compensation cost was reflected in the Consolidated Statements of Earnings for stock options as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of restricted stock was determined based on the average of the highest and lowest sales prices of Spartan Stores' common stock on the date of grant, and deferred stock-based compensation, representing the fair value of the stock at the measurement date of the award, was amortized to compensation expense over the vesting period.

Effective March 26, 2006, Spartan Stores adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 26, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to March 26, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Upon adoption of SFAS No. 123(R), Spartan Stores elected to begin recognizing compensation expense using the straight-line amortization

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

method for share-based awards granted on or after March 26, 2006, consistent with restricted stock awards granted prior to adoption. In accordance with the provisions of SFAS No. 123(R), results for prior periods have not been restated.

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

As a result of adopting SFAS No. 123(R) on March 26, 2006, fiscal 2007 Earnings before income taxes are $0.5 million lower and Earnings from continuing operations and Net earnings are $0.3 million lower than if Spartan Stores had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for fiscal 2007 would have been $1.22 and $1.19, respectively, had Spartan Stores not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $1.20 and $1.18, respectively.

The following table illustrates the effect on net earnings and earnings per share as if share-based compensation expense for fiscal 2006 and fiscal 2005 had been determined based on the fair value recognition provisions of SFAS No. 123(R):

(In thousands, except per share data)
	2006	2005

Net earnings, as reported	$18,172	$18,826
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(328)	(307)

Pro forma net earnings	$17,844	$18,519

Basic earnings per share - as reported	$0.87	$0.92
Basic earnings per share - pro forma	0.86	0.91

Diluted earnings per share - as reported	$0.86	$0.91
Diluted earnings per share - pro forma	0.84	0.89

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
	2007	2006	2005

Dividend yield	1.00% - 1.46%	0.00%	0.00%
Expected volatility	30.43% - 31.70%	57.73%	57.73%
Risk-free interest rate	4.58% - 5.11%	3.86%	3.89% - 4.41%
Expected life of option	6.25 years	7 years	7 years

The following table summarizes stock option activity for the three years ended March 31, 2007:
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value (In thousands)

Options outstanding at March 27, 2004	1,430,340	$7.38
Granted	121,278	3.26
Exercised	(20,646)	3.33
Cancelled	(190,212)	7.92

Options outstanding at March 26, 2005	1,340,760	$6.99	7.29	$6,426
Granted	83,250	11.50
Exercised	(341,455)	4.79
Cancelled	(73,612)	8.15

Options outstanding at March 25, 2006	1,008,943	$8.01	6.41	$5,323
Granted	187,845	13.95
Exercised	(547,269)	8.30
Cancelled	(40,122)	10.68

Options outstanding at March 31, 2007	609,397	$9.44	6.87	$10,553

Options exercisable at March 26, 2005	669,779	$8.70	6.77	$2,311
Options exercisable at March 25, 2006	696,340	$8.98	5.85	$3,220
Options exercisable at March 31, 2007	265,832	$8.57	5.17	$4,833

Vested and expected to vest in the future at March 31, 2007	584,712	$9.30	6.78	$10,205

The weighted average grant-date fair value of stock options granted during fiscal years 2007, 2006 and 2005 was $4.85, $7.05 and $2.03, respectively. The total intrinsic value of stock options exercised during fiscal years 2007, 2006 and 2005 was $5.0 million, $2.3 million and $0.1 million, respectively. Cash received from option exercises was $3.2 million, $0.9 million and $0.1 million during fiscal years 2007, 2006 and 2005, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize information concerning options outstanding and options exercisable at March 31, 2007:
Options Outstanding
Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price

$2.68 - 16.57	176,054	3.5 - 5.5	$11.16
1.75 - 5.65	126,181	5.6 - 6.7	2.44
3.25 - 11.50	124,442	7.1 - 8.1	7.47
13.69 - 19.81	182,720	9.1 - 9.6	13.95
$1.75 - 19.81	609,397	6.87	$9.44

Options Exercisable
Exercise Prices	Options Exercisable	Weighted Average Exercise Price

$2.68 - 16.57	176,054	$11.16
1.75 - 5.65	66,181	2.36
3.25 - 11.50	23,597	6.72
13.69 - 19.81	-	-
$1.75 - 19.81	265,832	$8.57

Spartan Stores awarded 268,677 shares, 252,173 shares and 248,253 shares of restricted stock during fiscal years 2007, 2006 and 2005, respectively. Shares awarded to employees vest in 20 percent increments over a five-year service period. Awards granted to directors prior to May 10, 2006 vest 100 percent after three years and awards granted on or after May 10, 2006 vest in one-third increments over a three-year service period. Awards are subject to certain transfer restrictions and forfeiture prior to vesting. All shares fully vest upon a "Change in Control" as defined by the Plan. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the vesting period.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes restricted stock activity for the three years ended March 31, 2007:
	Shares	Weighted Average Grant-Date Fair Value

Outstanding and nonvested at March 27, 2004	148,399	$2.97
Granted	248,253	3.26
Forfeited	(27,251)	2.85

Outstanding and nonvested at March 26, 2005	369,401	$3.18
Granted	252,173	11.50
Vested	(146,200)	2.80
Forfeited	(38,376)	6.32

Outstanding and nonvested at March 25, 2006	436,998	$7.83
Granted	268,677	13.96
Vested	(117,790)	6.92
Forfeited	(41,181)	10.09

Outstanding and nonvested at March 31, 2007	546,704	$10.86

The weighted average grant-date fair value of restricted shares granted during fiscal years 2007, 2006 and 2005 was $13.96, $11.50 and $3.26, respectively. The total fair value of shares vested during fiscal years 2007, 2006 and 2005 was $0.8 million, $0.4 million and $0, respectively.

Share-based compensation expense recognized and included in "Selling, general and administrative expenses" in the Consolidated Statements of Earnings and related tax benefits were as follows:
(In thousands)
	2007	2006	2005

Stock options	$493	$-	$-
Restricted stock	1,413	760	190
Tax benefits	(667)	(266)	(66)
	$1,239	$494	$124

As of March 31, 2007, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $1.0 million for stock options and $4.8 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.4 years for stock options and approximately 3.6 years for restricted stock.

Spartan Stores has a stock bonus plan covering 300,000 shares of Spartan Stores common stock. Under the provisions of this plan, certain officers and key associates of Spartan Stores may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 30% of the portion of the bonus they elect to receive in stock. Compensation expense is recorded based upon the market price of the stock as of the measurement date. At March 31, 2007, 181,408 shares remained unissued under the plan.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spartan Stores had an associate stock purchase plan covering 700,000 shares of Spartan Stores common stock. The plan provided that associates of Spartan Stores and its subsidiaries may purchase shares at 85% of the fair market value. At March 31, 2007, 282,321 shares had been issued under the plan. The plan was terminated on April 1, 2005.

Note 12
Operating Segment Information

Using the management approach as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131") Spartan Stores' operating segments are identified by products sold and customer profile and include the Distribution and Retail segments.

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

Spartan Stores' Distribution segment supplies independent retail customers and its own retail stores with dry grocery, produce, dairy, meat, delicatessen, bakery, beverages, frozen food, seafood, floral, general merchandise, pharmacy and health and beauty care items. Sales to independent retail customers and inter-segment sales are recorded based upon a "cost plus" model for grocery, frozen, dairy, pharmacy and health and beauty care items and a "variable mark-up" model for meat, deli, bakery, produce, seafood, floral and general merchandise products. To supply its wholesale customers, Spartan Stores operates a fleet of tractors, conventional trailers and refrigerated trailers, substantially all of which are leased by Spartan Stores.

The Retail segment operates supermarkets and deep-discount food and drug stores in Michigan and Ohio that typically offer dry grocery, produce, frozen, dairy, meat, beverages, floral, seafood, health and beauty care, delicatessen and bakery goods. Over two-thirds of the stores offer pharmacy services and ten fuel centers are currently in operation.

Identifiable assets represent total assets directly associated with the various operating segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth information by operating segment:

(In thousands)
	Distribution	Retail	Total
Year Ended March 31, 2007
Net sales	$1,238,079	$1,132,349	$2,370,428
Depreciation and amortization	7,837	13,596	21,433
Operating earnings	31,205	20,222	51,427
Capital expenditures	6,284	22,081	28,365
Year Ended March 25, 2006
Net sales	$1,155,880	$884,046	$2,039,926
Depreciation and amortization	8,281	11,741	20,022
Operating earnings	24,761	12,271	37,032
Capital expenditures	11,730	17,768	29,498
Year Ended March 26, 2005
Net sales	$1,120,637	$922,550	$2,043,187
Depreciation and amortization	8,146	12,578	20,724
Operating earnings	24,528	12,969	37,497
Capital expenditures	6,377	18,977	25,354

	2007	2006	2005
Total assets
Distribution	$193,442	$184,098	$191,086
Retail	289,671	188,443	187,301
Discontinued operations	4,386	6,056	6,070
Total	$487,499	$378,597	$384,457

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13
Quarterly Financial Information (unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. Stock sales prices are based on transactions reported on The NASDAQ Stock Market.

(In thousands, except per share data)
Fiscal 2007	Full Year (53 weeks)	4th Quarter (13 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)

Net sales	$2,370,428	$559,481	$723,547	$559,384	$528,016
Gross margin	467,170	114,468	137,227	111,975	103,500
Earnings from continuing operations before income taxes	39,323	11,499	9,260	14,533	4,031
Earnings from continuing operations	25,575	7,457	6,052	9,448	2,618
Discontinued operations, net of taxes	(415)	(214)	(158)	(114)	71
Net earnings	25,160	7,243	5,894	9,334	2,689

Earnings from continuing operations per share:
Basic	$1.22	$0.35	$0.29	$0.46	$0.12
Diluted	1.20	0.35	0.28	0.45	0.12
Net earnings per share:
Basic	$1.20	$0.34	$0.28	$0.45	$0.13
Diluted	1.18	0.34	0.27	0.44	0.12

Dividends paid	$4,302	$1,083	$2,154	$-	$1,065
Common stock price - High	27.40	27.40	22.62	18.60	14.73
Common stock price - Low	12.17	19.98	15.61	12.17	12.43

(In thousands, except per share data)
Fiscal 2006	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)

Net sales	$2,039,926	$452,791	$642,274	$485,541	$459,320
Gross margin	382,184	87,087	115,744	93,546	85,807
Earnings from continuing operations before income taxes	30,669	8,784	7,121	10,483	4,281
Earnings from continuing operations	20,362	5,709	4,770	7,068	2,815
Discontinued operations, net of taxes	(2,190)	(399)	(1,413)	(215)	(163)
Net earnings	18,172	5,310	3,357	6,853	2,652

Earnings from continuing operations per share:
Basic	$0.98	$0.27	$0.23	$0.34	$0.14
Diluted	0.96	0.27	0.22	0.33	0.13
Net earnings per share:
Basic	$0.87	$0.25	$0.16	$0.33	$0.13
Diluted	0.86	0.25	0.16	0.32	0.12

Dividends paid	$1,050	$1,050	$-	$-	$-
Common stock price - High	15.50	13.43	11.45	15.50	14.80
Common stock price - Low	8.42	10.46	8.42	9.68	9.82

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.
Item 9A.	Controls and Procedures

          Disclosure Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of March 31, 2007 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

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

          Management of Spartan Stores conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that Spartan Stores' internal control over financial reporting was effective as of March 31, 2007.

          The registered public accounting firm that audited the financial statements included in this Form 10-K Annual Report has issued an attestation report on management's assessment of the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Spartan Stores, Inc.
Grand Rapids, Michigan

          We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that Spartan Stores, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

          In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2007 of the Company and our report dated May 11, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
May 11, 2007

          Changes in Internal Controls Over Financial Reporting

          During the last fiscal quarter, there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.
Item 9B.	Other Information

          None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

          The information required by this item regarding Directors of the Registrant is incorporated herein by reference from the sections entitled "The Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct and Business Ethics" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2007. Certain information regarding executive officers of the Registrant is included in Part I of this Annual Report immediately following Item 4 above.
Item 11.	Executive Compensation

          The information required by this item is incorporated herein by reference from the sections entitled "Executive Compensation" and "Compensation of Directors" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2007.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is incorporated herein by reference from the sections entitled "Ownership of Spartan Stores Stock" and the table captioned "Equity Compensation Plans" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2007.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

          The information required by this item is incorporated herein by reference from the section entitled "Transactions with Related Persons" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2007.
Item 14.	Principal Accountant Fees and Services

          The information required by this item is incorporated herein by reference from the section entitled "Independent Auditors" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2007.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated May 11, 2007

Consolidated Balance Sheets at March 31, 2007 and March 25, 2006

Consolidated Statements of Earnings for each of the three years in the period ended March 31, 2007

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 31, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2007

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules.

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit Number	Document

2.1

Asset Purchase Agreement dated March 19, 2007 by and among Family Fare, LLC, Prevo's Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC collectively as Purchaser and G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., and Felpausch Kalamazoo, LLC collectively as Seller. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 23, 2007. Here incorporated by reference.

2.2

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

2.3

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

10.5

Amendment No. 5 to Loan and Security Agreement dated April 5, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed April 11, 2007. Here incorporated by reference.

10.6

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

10.7

First Amendment to Asset Purchase Agreement dated March 24, 2006 by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 30, 2006. Here incorporated by reference.

10.8*	Spartan Stores, Inc. Annual Executive Incentive Plan of 2005. Previously filed as Appendix A to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.9*	Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as Appendix B to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.10*	Form of Stock Option Grant to Officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 16, 2006. Here incorporated by reference.

Exhibit Number	Document

10.11*	Form of Restricted Stock Award to Officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 16, 2006. Here incorporated by reference.

10.12*	Form of Restricted Stock Award to Outside Directors. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 16, 2006. Here incorporated by reference.

10.13*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.14*	Spartan Stores, Inc. Supplemental Executive Retirement Plan. Previously filed as an exhibit to Spartan Stores Annual Report on Form 10-K filed May 23, 2005. Here incorporated by reference.

10.15*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.16*	Spartan Stores, Inc. 2000 Annual Incentive Plan.

10.17*	Spartan Stores, Inc. 2001 Stock Incentive Plan.

10.18*	Spartan Stores, Inc. 2001 Stock Bonus Plan.

10.19*

Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference.

10.20*

Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on October 3, 2006. Here incorporated by reference.

10.21*

Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on September 21, 2006. Here incorporated by reference.

10.22*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference.

10.23*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on October 3, 2006. Here incorporated by reference.

10.24*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on September 21, 2006. Here incorporated by reference.

10.25	Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores Distribution, LLC.

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spartan Stores, Inc. (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date:	May 18, 2007	By	/s/ Craig C. Sturken
Craig C. Sturken Chairman, President and Chief Executive Officer (Principal Executive Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.
May 18, 2007	By	/s/ M. Shân Atkins
M. Shân Atkins Director

May 18, 2007	By	/s/ Dr. Frank M. Gambino
Dr. Frank M. Gambino Director

May 18, 2007	By	/s/ Frederick S. Morganthall, II
Frederick S. Morganthall, II Director

May 18, 2007	By	/s/ Elizabeth A. Nickels
Elizabeth A. Nickels Director

May 18, 2007	By	/s/ Timothy J. O'Donovan
Timothy J. O'Donovan Director

May 18, 2007	By	/s/ Kenneth T. Stevens
Kenneth T. Stevens Director

May 18, 2007	By	/s/ Craig C. Sturken
Craig C. Sturken Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

May 18, 2007	By	/s/ James F. Wright
James F. Wright Director

May 18, 2007	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Document

2.1

Asset Purchase Agreement dated March 19, 2007 by and among Family Fare, LLC, Prevo's Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC collectively as Purchaser and G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., and Felpausch Kalamazoo, LLC collectively as Seller. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 23, 2007. Here incorporated by reference.

2.2

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

2.3

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

-i-

Exhibit Number	Document

10.5

Amendment No. 5 to Loan and Security Agreement dated April 5, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed April 11, 2007. Here incorporated by reference.

10.6

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

10.7

First Amendment to Asset Purchase Agreement dated March 24, 2006 by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 30, 2006. Here incorporated by reference.

10.8*	Spartan Stores, Inc. Annual Executive Incentive Plan of 2005. Previously filed as Appendix A to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.9*	Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as Appendix B to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.10*	Form of Stock Option Grant to Officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 16, 2006. Here incorporated by reference.

10.11*	Form of Restricted Stock Award to Officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 16, 2006. Here incorporated by reference.

10.12*	Form of Restricted Stock Award to Outside Directors. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 16, 2006. Here incorporated by reference.

10.13*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.14*	Spartan Stores, Inc. Supplemental Executive Retirement Plan. Previously filed as an exhibit to Spartan Stores Annual Report on Form 10-K filed May 23, 2005. Here incorporated by reference.

10.15*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.16*	Spartan Stores, Inc. 2000 Annual Incentive Plan.

10.17*	Spartan Stores, Inc. 2001 Stock Incentive Plan.

10.18*	Spartan Stores, Inc. 2001 Stock Bonus Plan.

-ii-

Exhibit Number	Document

10.19*

Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference.

10.20*

Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on October 3, 2006. Here incorporated by reference.

10.21*

Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on September 21, 2006. Here incorporated by reference.

10.22*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference.

10.23*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on October 3, 2006. Here incorporated by reference.

10.24*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on September 21, 2006. Here incorporated by reference.

10.25	Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores Distribution, LLC.

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

-iii-