Form 10-Q
period 2007-06-23
SPARTAN STORES INC
filed 2007-08-02
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 23, 2007.

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
Large accelerated filer ___	Accelerated filer X	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act)
Yes ___	No X

As of July 30, 2007 the registrant had 21,832,664 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

          The matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "projects," "plans," "believes," "estimates," "intends," is "optimistic" or "confident" that a particular occurrence "may," "could," or "will likely" result or that a particular event "will," "may," "could," "should" or "will likely" occur or "continue" in the future, that the "outlook" or "trend" is toward a particular result or occurrence, that a development is a "priority" or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 2 of this Form 10-Q, are inherently forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007 (in particular, you should refer to the discussion of "Risk Factors" in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and strengthen our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; sell on favorable terms assets classified as held for sale; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends; and, implement the other programs, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

          Anticipated future sales are subject to competitive pressures from many sources. Our Distribution and Retail businesses compete with many supercenters, warehouse discount stores, supermarkets, pharmacies and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, our ability to retain and add to the retail stores to whom we distribute, competitive pressures in the retail industry generally and our geographic markets specifically, and our ability to implement effective new marketing and merchandising programs. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

          Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by unexpected costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor shortages, stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions and contributions of other employers who participate in multi-employer plans to which we contribute. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism or war have in the past and may in the future result in considerable economic and political uncertainties that could have adverse effects on consumer buying behavior, fuel costs, shipping and transportation, product imports and other factors affecting our company and the grocery industry generally. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates.

          Our future interest expense and income also may differ from current expectations, depending upon, among other factors: the amount of additional borrowings; changes in our borrowing agreements; changes in the interest rate environment; changes in accounting pronouncements; and changes in the amount of fees received or paid. The availability of our secured loan agreement depends on compliance with the terms of the loan agreement.

          Our ability to realize increased sales and earnings as a result of our recent acquisition of certain of the assets of G&R Felpausch Company and its affiliates ("Felpausch") depends on our ability to integrate the acquired assets successfully and to implement our plans and business practices at the acquired locations. Combining the operations of Felpausch with our existing operations is expected to require significant effort and expense. If we are unable to integrate the Felpausch assets as planned, we may not realize the synergies, business opportunities, and growth prospects anticipated in connection with this transaction.

          Our dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors in its discretion. The ability of the Board of Directors to continue to declare dividends will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

Assets	June 23, 2007	March 31, 2007

Current assets
Cash and cash equivalents	$14,690	$12,063
Accounts receivable, net	48,221	45,347
Inventories, net	127,714	106,854
Prepaid expenses and other current assets	7,979	7,122
Deferred taxes on income	8,683	10,214
Property and equipment held for sale	3,982	3,595
Total current assets	211,269	185,195

Other assets
Goodwill	176,425	142,888
Other, net	28,360	16,203
Total other assets	204,785	159,091

Property and equipment, net	159,078	143,213

Total assets	$575,132	$487,499

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$112,498	$93,729
Accrued payroll and benefits	25,488	33,367
Other accrued expenses	23,197	19,503
Current portion of exit costs	8,664	8,889
Current maturities of long-term debt and capital lease obligations	8,567	2,494
Total current liabilities	178,414	157,982

Long-term liabilities
Postretirement benefits	9,273	9,208
Other long-term liabilities	18,753	17,413
Exit costs	27,564	23,814
Long-term debt and capital lease obligations	160,853	106,341
Total long-term liabilities	216,443	156,776

Commitments and contingencies (Note 7)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 21,822 and 21,658 shares outstanding	127,588	126,447
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive income	126	126
Retained earnings	52,561	46,168
Total shareholders' equity	180,275	172,741

Total liabilities and shareholders' equity	$575,132	$487,499

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	12 Weeks Ended
	June 23, 2007	June 17, 2006

Net sales	$556,671	$528,016
Cost of sales	448,964	424,516
Gross margin	107,707	103,500

Operating expenses
Selling, general and administrative expenses	94,862	92,180
Provision for asset impairments and exit costs	-	4,464
Total operating expenses	94,862	96,644

Operating earnings	12,845	6,856

Other income and expenses
Interest expense	2,525	2,857
Other, net	(78)	(32)
Total other income and expenses	2,447	2,825

Earnings before income taxes and discontinued operations
	10,398	4,031
Income taxes	3,639	1,413
Earnings from continuing operations	6,759	2,618

(Loss) earnings from discontinued operations, net of taxes
	(243)	71
Net earnings	$6,516	$2,689

Basic earnings per share:
Earnings from continuing operations	$0.32	$0.13
(Loss) earnings from discontinued operations	(0.01)	0.00
Net earnings	$0.31	$0.13

Diluted earnings per share:
Earnings from continuing operations	$0.31	$0.12
(Loss) earnings from discontinued operations	(0.01)	0.00
Net earnings	$0.30	$0.12

Weighted average shares outstanding:
Basic	21,181	21,154
Diluted	21,650	21,542

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance - April 1, 2007	21,658	$126,447	$126	$46,168	$172,741

Adjustment to initially apply FIN 48	-	-	-	967	967

Comprehensive earnings:
Net earnings	-	-	-	6,516	6,516

Dividends - $.05 per share	-	-	-	(1,090)	(1,090)
Stock-based employee compensation	-	596	-	-	596
Issuances of common stock and related
tax benefits on stock option exercises	36	608	-	-	608
Issuances of restricted stock and
related income tax benefits	168	1,000	-	-	1,000
Cancellations of restricted stock	(40)	(1,063)	-	-	(1,063)

Balance - June 23, 2007	21,822	$127,588	$126	$52,561	$180,275

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	12 Weeks Ended
	June 23, 2007	June 17, 2006
Cash flows from operating activities
Net earnings	$6,516	$2,689
Loss (earnings) from discontinued operations	243	(71)
Earnings from continuing operations	6,759	2,618
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Provision for asset impairments and exit costs	-	4,464
Depreciation and amortization	5,163	5,194
Postretirement benefits expense	694	522
Deferred taxes on income	3,817	1,345
Stock-based compensation expense	596	450
Other	(3)	(9)
Change in operating assets and liabilities:
Accounts receivable	(3,993)	(6,042)
Inventories	(9,063)	(7,101)
Prepaid expenses and other assets	(2,928)	464
Accounts payable	19,533	9,951
Accrued payroll and benefits	(9,340)	(4,410)
Postretirement benefits payments	(629)	(438)
Other accrued expenses and other liabilities	(808)	1,119
Net cash provided by operating activities	9,798	8,127

Cash flows from investing activities
Purchases of property and equipment	(8,230)	(6,810)
Acquisitions, net of cash acquired	(46,334)	(47,922)
Other	3	14
Net cash used in investing activities	(54,561)	(54,718)

Cash flows from financing activities
Net (payments on) proceeds from revolving credit facility	(57,316)	49,394
Proceeds from long-term borrowings	110,000	-
Repayment of long-term borrowings	(601)	(525)
Financing fees paid	(3,358)	-
Proceeds from sale of common stock	352	437
Dividends paid	(1,090)	(1,065)
Net cash provided by financing activities	47,987	48,241

Cash flows from discontinued operations
Net cash used in operating activities	(689)	(432)
Net cash provided by investing activities	92	1,045
Net cash used in financing activities	-	-
Net cash (used in) provided by discontinued operations	(597)	613

Net increase in cash and cash equivalents	2,627	2,263
Cash and cash equivalents at beginning of period	12,063	7,655
Cash and cash equivalents at end of period	$14,690	$9,918

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of June 23, 2007 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Reclassifications
Accrued health insurance has been reclassified from Accrued payroll and benefits to Other accrued expenses in the fiscal 2007 condensed consolidated balance sheet to conform to the fiscal 2008 presentation.

Note 2
New Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied prospectively. FIN 48 became effective at the beginning of Spartan Stores' fiscal year 2008, and the effect of adoption of FIN 48 increased retained earnings by approximately $1.0 million as of the beginning of fiscal year 2008. The adoption of FIN 48 and its effects are more fully described in Note 10.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)" (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 was effective at the beginning of Spartan Stores' fiscal 2008 first quarter. An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority as a result of this consensus. Amounts collected from members, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. Spartan Stores has no intention of modifying this accounting policy; therefore, the adoption of EITF 06-03 did not have any effect on Spartan Stores' financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will become effective for Spartan Stores at the beginning of fiscal year 2009. The provisions of the Statement are to be applied prospectively, except for limited retrospective application permitted for certain items. Spartan Stores is currently evaluating the impact, if any, that SFAS No. 157 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)". SFAS 158 required Spartan Stores to recognize the funded status of defined benefit postretirement plans as an asset or liability in the consolidated balance sheet and to recognize changes in funded status through comprehensive income as of March 31,

2007. SFAS 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with Spartan Stores' fiscal year ending March 28, 2009. Spartan Stores is currently evaluating the impact of changing the measurement date on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115" (SFAS No. 159). Under SFAS 159, entities may irrevocably elect to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will become effective for Spartan Stores at the beginning of fiscal year 2009. Spartan Stores is currently evaluating the impact, if any, that SFAS No. 159 will have on the consolidated financial statements.

Note 3
Acquisition of Assets

On June 15, 2007, Spartan Stores acquired certain assets and assumed certain liabilities related to 20 retail grocery stores, two fuel centers and three convenience stores from G&R Felpausch Company and affiliated companies ("Felpausch"), a privately-held retail grocery operator and customer of the Distribution segment. The Felpausch supermarkets include the operations of nine in-store pharmacies. The cash purchase price paid to Felpausch was $38.0 million plus $12.7 million for inventories. Spartan Stores acquired the store locations and operations of Felpausch in an effort to increase our leading market share position in West Michigan and expand our market presence in central Michigan. The purchased assets included leasehold improvements, fixtures, tangible personal property, equipment, intangible property and inventories. Spartan Stores assumed Felpausch's lease obligations for the 20 stores, two fuel centers and three convenience stores.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are estimates as of June 23, 2007 based on a combination of third-party valuations and internal analyses and will be further adjusted during the allocation period as defined in SFAS 141. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of property and equipment, other intangible assets, capital lease obligations and residual goodwill.
(In thousands)	June 15, 2007

Current assets	$13,190
Goodwill	31,865
Favorable leases	2,503
Customer lists	2,953
Other intangible assets	723
Property and equipment, net	11,150
Total assets acquired	62,384

Current liabilities	1,661
Capital lease obligations, less current portion	4,285
Exit cost reserves, less current portion	3,904
Other long-term liabilities	1,827
Total liabilities assumed	11,677
Net assets acquired	$50,707

Goodwill of $21.5 million and $10.4 million was assigned to the Retail and Distribution segments, respectively, based upon the expected benefits to be derived from the business combination. Additionally, $1.6 million in costs directly related to the acquisition have been included in goodwill, of which $1.1 million and $0.5 million were assigned to the Retail and Distribution segments, respectively. Goodwill of $33.5 million is expected to be deductible for tax purposes.

Amortizable intangible assets acquired consisted of favorable leases and customer lists and amounted to $2.5 million and $3.0 million, respectively. The weighted average amortization period is 11.7 years for favorable leases and seven years for customer lists. Other intangible assets acquired include $0.7 million of licenses for the sale of alcoholic beverages. The licenses have an indefinite life and therefore are not amortized.

Note 4
Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:
(In thousands)	Retail	Distribution	Total

Balance at April 1, 2007	$89,181	$53,707	$142,888
Felpausch stores acquisition	22,651	10,874	33,525
Other	12	-	12
Balance at June 23, 2007	$111,844	$64,581	$176,425

The following table reflects the components of amortized intangible assets, included in "Other, net" on the Consolidated Balance Sheets:
(In thousands)	June 23, 2007		March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$3,234	$2,153	$3,234	$2,096
Favorable leases	6,528	1,833	4,025	1,655
Customer lists	6,246	340	3,293	239
Franchise fees and other	1,211	372	1,201	347
Total	$17,219	$4,698	$11,753	$4,337

The weighted average amortization period for amortizable intangible assets is as follows:
Non-compete agreements	8.3 years
Favorable leases	10.9 years
Customer lists	7.3 years
Franchise fees and other	11.1 years
Total	8.8 years

Amortization expense for intangible assets was $0.4 million and $0.2 million for the 12 weeks ended June 23, 2007 and June 17, 2006, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:
(In thousands)	Fiscal Year	Amortization Expense
	2008	$1,475
	2009	1,734
	2010	1,607
	2011	1,568
	2012	1,436

Note 5
Asset Impairments and Exit Costs

The following table provides the activity of exit costs for our Retail segment for the 12 weeks ended June 23, 2007. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in Current liabilities and "Exit costs" in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
Lease and Ancillary Costs

Balance at April 1, 2007	$32,703
Exit costs related to Felpausch acquisition (Note 3)	4,366
Payments, net of interest accretion	(841)
Balance at June 23, 2007	$36,228

Note 6
Long-Term Debt

On May 30, 2007, Spartan Stores issued $110 million in aggregate principal amount of unsecured 3.375% convertible senior notes due May 15, 2027. The notes are general unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated obligations. They are effectively subordinated to our existing and any future secured indebtedness to the extent of the assets securing such indebtedness. The net proceeds from the sale of the notes after deducting selling discounts of 2.5% and estimated offering expenses of $0.7 million were approximately $106.5 million, and were used to pay down amounts owed under our senior secured revolving credit facility and partially fund the Felpausch stores acquisition.

Interest at an annual rate of 3.375% is payable semi-annually beginning November 15, 2007. Contingent interest will be paid to holders of the notes during the period commencing May 20, 2012 and ending on November 14, 2012 and for any six-month period thereafter, if the average contingent interest trading price per $1,000 principal amount of the notes for the five-consecutive-trading-day-period ending on the third trading day immediately preceding the first day of such interest period equals 120% or more of the principal amount of the notes. Contingent interest payable with respect to any six-month period will equal 0.25% per annum of the average contingent interest trading price of $1,000 principal amount of notes during the five-consecutive-trading-day measurement period described above.

Spartan Stores may redeem the notes for cash in whole or in part, at any time or from time to time, on or after May 15, 2014 at 100% of the principal amount of the notes to be redeemed, and prior to that date on or after May 20, 2012 at a price equal to a specified percentage of the principal amount, plus, in each case, any accrued and unpaid interest. Holders may require Spartan Stores to repurchase their notes, in whole or in part, on May 15, 2014, May 15, 2017 and May 15, 2022 for a cash price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. In addition, upon certain fundamental change transactions, each holder would have the option, subject to certain conditions, to require Spartan Stores to repurchase for cash, in whole or in part, such holder's notes. For the purposes of the notes, a "fundamental change" would include, among other events set forth in the Indenture governing the notes, the acquisition of 50% or more of our common stock by a person or group, a consolidation, merger, or sale of all or substantially all of our assets, certain changes in our board of directors, or a termination of trading of our common stock.

The notes will be convertible at the option of the holder only under certain circumstances summarized as follows:
1.	If the closing sale price per share of Spartan Stores common stock is greater than 130% of the applicable conversion price for a specified period of time,
2.

If the trading price of the notes was less than 98% of the product of the closing sale price per share of Spartan Stores common stock and the conversion rate in effect for the notes for a specified period of time,

3.	If the notes are called for redemption,
4.	At any time on or after February 15, 2027 until the close of business on the business day immediately preceding the maturity date,
5.	Upon the occurrence of specified corporate transactions.

Upon conversion by the holder, the notes convert at an initial conversion rate of 28.0310 shares of Spartan Stores common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $35.67 per share), subject to adjustments upon certain events, under the following circumstances: 1) during specified periods if the price of Spartan Stores stock reaches specified thresholds; 2) if the trading price of the notes is below a specified threshold; 3) at any time on or after February 15, 2027; 4) upon the occurrence of certain corporate transactions; or 5) in the case of notes called for redemption, at any time prior to the close of business on the business day prior to the redemption date. Upon a surrender of notes for conversion, Spartan Stores will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and our total conversion obligation, and shares of Spartan Stores common stock in respect of the remainder, if any, of our conversion obligation - unless we have elected to satisfy our obligation under such conversion by delivering only shares of our common stock. For the twelve weeks ended June 23, 2007, the notes had no impact on diluted earnings per share because the average stock price during the period was below $35.67 per share, and the notes, if converted, would require only cash at settlement.

In connection with the closing of the sale of the notes, Spartan Stores entered into a registration rights agreement with the initial purchasers of the notes, pursuant to which Spartan Stores intends to file by August 28, 2007, with the Securities and Exchange Commission (SEC) a shelf registration statement covering resale by security holders of the notes and the shares of Spartan Stores common stock issuable upon conversion of the notes.

Spartan Stores' long-term debt consists of the following:
(In thousands)	June 23, 2007	March 31, 2007

Senior secured revolving credit facility, due December 2012	$19,509	$78,182
Convertible subordinated notes, 3.375% due May 2027	110,000	-
Capital lease obligations (Note 8)	30,777	26,354
Other, 5.00% - 9.25% due fiscal 2009 - 2021	9,134	4,299
	169,420	108,835
Less current portion	8,567	2,494
Total long-term debt	$160,853	$106,341

At June 23, 2007, long-term debt was due as follows:
(In thousands)	Fiscal Year
	2008	$5,413
	2009	7,196
	2010	2,285
	2011	2,395
	2012	2,565
	Thereafter	149,566
		$169,420

Note 7
Commitments and Contingencies

Spartan Stores subleases property at certain locations and received rental income of $0.3 million in the first quarter of fiscal 2008. In the event of the customer's default, Spartan Stores would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 8.

Unions represent approximately 14% of our associates. Contracts covering approximately 400 retail associates expire between March 2008 and June 2009. A contract covering approximately 200 distribution center and transportation associates expires in April 2010. Contracts covering approximately 700 distribution center and transportation associates expire on October 2011.

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

Note 8
Leases

In conjunction with the Felpausch acquisition (see Note 3), Spartan Stores assumed the leases of the 20 retail stores, two fuel centers and three convenience stores that it continues to operate. Total future lease commitments of Spartan Stores under capital and operating leases in effect at June 23, 2007 are as follows:
(In thousands)	Capital			Operating
Fiscal Year	Used in Operations	Subleased to Others	Total	Used in Operations	Subleased to Others	Total

2008	$3,598	$282	$3,880	$20,837	$686	$21,523
2009	4,554	-	4,554	25,840	869	26,709
2010	4,580	-	4,580	22,962	778	23,740
2011	4,478	-	4,478	19,959	612	20,571
2012	4,423	-	4,423	14,732	528	15,260
Thereafter	27,550	-	27,550	44,277	1,124	45,401

Total	49,183	282	49,465	$148,607	$4,597	$153,204
Interest	(18,669)	(19)	(18,688)
Present value of minimum lease obligations	30,514	263	30,777
Current portion	2,040	263	2,303
Long-term obligations at June 23, 2007	$28,474	$-	$28,474

Assets held under capital leases consisted of the following:
(In thousands)	June 23, 2007	March 31, 2007

Buildings and improvements	$25,241	$20,299
Equipment	889	889
	26,130	21,188
Less accumulated depreciation	4,501	4,098
Net property	$21,629	$17,090

Note 9
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the first quarters of fiscal 2008 and 2007:

(In thousands)
	Pension Benefits		SERP Benefits		Postretirement Benefits
	June 23, 2007	June 17, 2006	June 23, 2007	June 17, 2006	June 23, 2007	June 17, 2006
Service cost	$883	$771	$13	$11	$53	$56
Interest cost	683	610	9	9	100	102
Expected return on plan assets	(933)	(802)	-	-	-	-
Amortization of prior service credit	(173)	(173)	-	-	(16)	(16)
Recognized actuarial net loss	73	78	7	7	10	17
Net periodic benefit cost	$533	$484	$29	$27	$147	$159

Spartan Stores expects to contribute $2.5 million to its defined benefit plans in fiscal 2008 to meet the minimum funding requirements. As of June 23, 2007, $0.8 million has been contributed.

Note 10
Taxes on Income

Spartan Stores adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) on April 1, 2007, the first day of fiscal year 2008. Spartan Stores recorded the cumulative effect of adopting FIN 48 by increasing shareholders' equity by $1.0 million. As of April 1, 2007, unrecognized tax benefits were not material. Spartan Stores recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Accrued interest and penalties is not material.

Spartan Stores files income tax returns with federal, state and local tax authorities within the United States. With few exceptions, we are no longer subject to U.S. federal or state examinations by tax authorities for fiscal years before 2004, and are no longer subject to local examination by tax authorities for fiscal years before 2003. In February 2005, the Internal Revenue Service (IRS) completed its examination of Spartan Stores' federal income tax returns for fiscal years 2001 through 2003.

As of June 23, 2007, there have been no material changes to the amount of unrecognized tax benefits. Spartan Stores does not anticipate that total unrecognized tax benefits will significantly change prior to June 21, 2008.

Note 11
Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

We account for stock-based compensation awards in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment", which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. We recognized stock-based compensation expense (net of tax) of $0.4 million ($0.02 per diluted share) and $0.3 million ($0.01 per diluted share) in the first quarter of fiscal 2008 and 2007, respectively, as a component of Selling, general and administrative expenses in the Consolidated Statements of Earnings.

The following table summarizes activity in our share-based compensation plans for the first quarter ended June 23, 2007:
	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value

Outstanding at April 1, 2007	609,397	$9.44	546,704	$10.86
Granted	91,302	28.28	159,447	28.28
Exercised/Vested	(38,092)	9.57	(127,938)	9.84
Cancelled/Forfeited	(1,313)	$7.64	(800)	$13.70

Outstanding at June 23, 2007	661,294	$12.04	577,413	$15.90

Vested and expected to vest in the future at June 23, 2007	633,280	$11.71

Exercisable at June 23, 2007	366,262	$7.92

The weighted average grant-date fair value of stock options granted during the first quarter ended June 23, 2007 and June 17, 2006 was $10.99 and $4.73, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
	12 Weeks Ended
	June 23, 2007	June 17, 2006

Dividend yield	0.70%	1.46%
Expected volatility	32.84%	30.43%
Risk-free interest rate	4.76%	5.05%
Expected life of option	6.25 years	6.25 years

As of June 23, 2007, total unrecognized compensation cost related to nonvested share-based awards granted under our stock incentive plans was $1.8 million for stock options and $9.0 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.6 years for stock options and 4.1 years for restricted stock.

Note 12
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $4.5 million.

Note 13
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
12 Weeks Ended June 23, 2007
Net sales	$282,415	$274,256	$556,671
Depreciation and amortization	1,749	3,421	5,170
Operating earnings	5,799	7,046	12,845
Capital expenditures	1,882	6,348	8,230
12 Weeks Ended June 17, 2006
Net sales	$275,855	$252,161	$528,016
Depreciation and amortization	2,016	3,070	5,086
Operating earnings	5,689	1,167	6,856
Capital expenditures	1,636	5,174	6,810

	June 23, 2007	March 31, 2007
Total assets
Distribution	$219,519	$193,442
Retail	351,232	289,671
Discontinued operations	4,381	4,386
Total	$575,132	$487,499

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan, Ohio and Indiana.

          We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to nearly 400 independently owned grocery stores and our 107 corporate owned stores. Our Retail segment operates 88 retail supermarkets in Michigan under the banners Family Fare Supermarkets, Glen's Markets, D&W Fresh Markets and Felpausch Food Centers, 19 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm, 14 fuel centers and convenience stores under the banners Family Fare Quick Stop, Glen's Quick Stop, D&W Fresh Markets Quick Stop and Felpausch Quick Stop which are typically located adjacent to one of our supermarkets, and three convenience stores operated under the banner Felpausch Xpressmart.

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

          On April 24, 2007, we reached an agreement to significantly expand our distribution supply relationship with Martin's Super Markets, an independent supermarket retailer with locations in southwest Michigan and north central Indiana. Our existing supply relationship expanded to include dry groceries, dairy, frozen products, produce and our portfolio of corporate private label brands in addition to the existing health and beauty care products, general merchandise and pharmacy products. The expanded relationship will include all 20 locations of Martin's Super Markets. We expect annual distribution sales to increase by approximately $100 million after we have fully transitioned the customer which we expect to occur during September 2007. This new relationship, our first major move to distribute outside the state of Michigan, significantly increases our distribution presence in Indiana and demonstrates a successful beginning to fulfill our stated business strategy of growing our distribution customer base to contiguous Midwestern states.

          On June 15, 2007, we acquired certain assets and assumed certain liabilities related to 20 retail grocery stores, two fuel centers and three convenience stores from G&R Felpausch Company and affiliated companies ("Felpausch"), a privately-held retail grocery operator serving south and central Michigan. The retail stores include the operations of nine in-store pharmacies. The transaction represents another step in the component of our business strategy focused on growing our business through opportunistic acquisitions of other grocery operators that are adjacent to or in markets where we operate today. The Felpausch stores serve many communities where we previously had no retail presence. They also provide an outstanding geographic fit with our current retail store footprint, while providing expansion into central Michigan.

          The Felpausch transaction is expected to increase annual retail segment sales by approximately $200 million, but annual consolidated sales are expected to increase by approximately $100 million as Felpausch is an existing distribution customer. The Company expects to realize many operational synergies from the transaction, but the gains are initially expected to be more than offset by transition expenditures of approximately $5.0 million to $6.0 million. These transitional expenses are for marketing and promotional activities associated with merchandising, product and branding initiatives, as well as initial employee training and other costs associated with integrating the acquired operations and are expected to be incurred over the first 15 months of operation. The acquisition is expected to be accretive to net earnings during the second year of operations. The first year expenditures, in addition to planned capital expenditures, are expected to improve sales volumes at the acquired stores and to strengthen our retail market position in western and central Michigan.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales		Percentage Change
	June 23, 2007	June 17, 2006	Fiscal 2008 / Fiscal 2007
Net sales	100.0	100.0	5.4
Gross margin	19.3	19.6	4.1
Selling, general and administrative expenses	17.0	17.5	2.9
Provision for asset impairments and exit costs	-	0.8	*
Operating earnings	2.3	1.3	87.4
Other income and expenses	0.4	0.5	(13.4)
Earnings before income taxes and discontinued operations	1.9	0.8	158.0
Income taxes	0.7	0.3	157.5
Earnings from continuing operations	1.2	0.5	158.2
Loss from discontinued operations, net of taxes	(0.0)	(0.0)	*
Net earnings	1.2	0.5	142.3

* Percentage change is not meaningful

          Net Sales - Net sales for the quarter ended June 23, 2007 ("first quarter") increased $28.7 million, or 5.4 percent, from $528.0 million in the quarter ended June 17, 2006 ("prior year first quarter") to $556.7 million.

          Net sales for the first quarter in our Distribution segment increased $6.6 million, or 2.4 percent, from $275.9 million in the prior year first quarter to $282.4 million. The increase was due to the addition of new distribution customers of $9.3 million and an increase in sales to existing customers of $4.6 million, partially offset by the elimination of sales to Felpausch stores of $3.1 million (due to the acquisition) and lost sales of $4.2 million as a result of ending relationships with two unprofitable customers in the prior year's second quarter. In April of 2007, we reached an agreement to significantly expand our supply relationship with Martin's Super Markets. As a result, we expect annual distribution sales to increase by approximately $100 million after we have fully transitioned the customer which we expect to occur during September 2007. As a result of the acquisition of Felpausch, we expect annual Distribution sales to decline approximately $90 million due to the elimination of intercompany sales.

          Net sales for the first quarter in our Retail segment increased $22.1 million, or 8.8 percent, from $252.2 million in the prior year first quarter to $274.3 million. The increase was primarily due to increases in supermarket comparable sales growth of $9.2 million and fuel center sales of $7.6 million, incremental sales from the recently acquired Felpausch retail stores of $5.3 million and the PrairieStone pharmacies of $4.9 million, partially offset by lost sales relating to the previously disclosed closing of two retail stores near the end of the prior year first quarter of $3.1 million and declining comparable store sales at our The Pharm stores of $1.8 million.

          Total Retail comparable store sales increased 6.3 percent during the first quarter. Excluding sales from fuel centers, comparable store sales increased 3.6 percent. The increase is the result of a favorable calendar in the current year, as well as, the acquired pharmacy locations. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

          Gross margin for the first quarter increased $4.2 million, or 4.1 percent, from $103.5 million in the prior year first quarter to $107.7 million. As a percent of net sales, gross margin for the first quarter decreased to 19.3 percent from 19.6 percent. The gross margin rate decline was primarily due to an increase in the mix of lower margin fuel center and pharmacy sales.

          Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses for the first quarter increased $2.7 million, or 2.9 percent, from $92.2 million in the prior year first quarter to $94.9 million. As a percent of net sales, SG&A expenses were 17.0 percent for the current quarter compared to 17.5 percent in the prior year first quarter. The increase in SG&A is primarily due to added operating costs associated with the acquired retail stores of $1.2 million, including approximately $0.5 million of training and other start-up related costs, increased store labor of $1.0 million, increases in other compensation and benefits of $0.8 million, increased repairs and maintenance expense of $0.5 million and an increase of $0.4 million due to the operation of additional fuel centers, partially offset by a decrease in expenses of $1.1 million related to the closure of two supermarkets near the end of the prior year quarter. The decrease as a percentage of sales is the result of increased sales volumes better leveraging fixed costs.

          Provision for Asset Impairments and Exit Costs - In the prior year first quarter, the Retail segment recognized charges of $4.5 million for asset impairment and lease and related ancillary costs related to the closure of two Family Fare Supermarkets stores and moving the central bakery operation into individual retail stores. The store base rationalization and associated charge was incurred due to the proximity of acquired stores to our existing store base. This limited reduction of our store network was based on an evaluation of stores that were best positioned to provide customers with the highest quality overall shopping experience. The central bakery decision was based on the desire to move the production of bakery products closer to the consumer, and the economics of the central bakery operation.

          Interest Expense - Interest expense for the first quarter decreased $0.3 million, or 11.6 percent, from $2.9 million in the prior year first quarter to $2.5 million. The decrease in interest expense is primarily due to lower average outstanding borrowings, the amendment of our existing revolving credit facility and the issuance of the convertible senior notes, the proceeds of which were used to pay down amounts owed under our revolving credit facility which has a higher interest rate. See the Liquidity section for additional information on the issuance of convertible senior notes.

Discontinued Operations

          Our former convenience distribution operations, insurance operations and certain of our retail, grocery distribution and real estate operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted. Discontinued operations activity was not significant in the first quarters of fiscal 2008 and fiscal 2007.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the first quarter and prior year first quarter:

(In thousands)
	June 23, 2007	June 17, 2006
Net cash provided by operating activities	$9,798	$8,127
Net cash used in investing activities	(54,561)	(54,718)
Net cash provided by financing activities	47,987	48,241
Net cash (used in) provided by discontinued operations	(597)	613

Net increase in cash and cash equivalents	2,627	2,263
Cash and cash equivalents at beginning of period	12,063	7,655
Cash and cash equivalents at end of period	$14,690	$9,918

          Net cash provided by operating activities during the first quarter were greater than the prior year primarily due to increased net earnings and changes in working capital related to certain operating assets and the timing of benefit accruals.

          As of June 23, 2007, we have available a Federal income tax net operating loss carryforward of approximately $8.5 million which is expected to become fully utilized during Fiscal 2008.

          Net cash used in investing activities approximated the prior year. We used cash of $46.3 million for the acquisition of Felpausch stores in the first quarter and we used cash of $47.9 million in the prior year quarter for the acquisition of D&W Food Centers stores. Capital expenditures, which do not include the acquisitions, increased $1.4 million to $8.2 million, of which our Retail and Distribution segments utilized 77% and 23%, respectively. Expenditures were used for store replacements, remodels and refurbishments, new fuel centers and new equipment and software. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. We expect capital expenditures to range from $35.0 million to $40.0 million for fiscal 2008, which would be allowed even if the restriction applied.

          Net cash provided by financing activities includes cash paid and received related to our long-term borrowings, dividends paid and proceeds from the issuance of common stock. Proceeds of $110 million from the issuance of convertible senior notes were used to reduce borrowings on the senior secured revolving credit facility, to pay related financing fees and to partially fund the Felpausch acquisition. Dividends of $1.1 million were paid in each quarter. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at June 23, 2007 are $8.6 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash (used in) provided by discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the payment of store exit cost reserves, insurance run-off claims and other liabilities and proceeds from the sale of assets. The prior year quarter included proceeds on the sale of property of $1.0 million. We expect the cash usage of our discontinued operations will be approximately $4.0 million to $6.0 million in fiscal 2008.

          Our principal sources of liquidity are cash flows generated from operations, proceeds from the issuance of convertible senior notes and our senior secured revolving credit facility. Net proceeds from the issuance of the convertible senior notes, after deducting the initial purchasers' discounts of 2.5% and estimated offering expenses of

$0.7 million, of $106.5 million were used to pay down the senior secured revolving credit facility. Interest is payable on May 15 and November 15 of each year, beginning on November 15, 2007. The credit facility matures December 2012, and is secured by substantially all of our assets. As of June 23, 2007, our senior secured revolving credit facility had outstanding borrowings of $19.5 million, available borrowings of $162.6 million and maximum availability of $172.6 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores' business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

          Our current ratio increased to 1.18:1.00 at June 23, 2007 from 1.17:1.00 at March 31, 2007 and our investment in working capital was $32.9 million at June 23, 2007 versus $27.2 million at March 31, 2007. Our debt to total capital ratio at June 23, 2007 was 0.48:1.00 versus 0.39:1.00 at March 31, 2007. The change in these ratios was primarily due to obligations assumed related to the Felpausch acquisition.

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. At June 23, 2007, there have been no material changes to our significant contractual obligations outside the ordinary course of business, except for the assumption of lease obligations in the Felpausch acquisition. As of June 23, 2007, our obligations under the leases assumed in the Felpausch acquisition are as follows:
(In thousands)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$17,361	$3,114	$6,121	$5,129	$2,997
Capital leases	4,859	572	833	995	2,459
Interest on capital leases	2,141	370	648	497	626
Lease and ancillary costs of closed stores, including imputed interest	5,165	624	1,878	910	1,753
Total	$29,526	$4,680	$9,480	$7,531	$7,835

Indebtedness and Liabilities of Subsidiaries

          On May 30, 2007, the Company sold $110 million aggregate principal amount of 3.375% Convertible Senior Notes due 2027 (the "Notes") in an offering exempt from registration under the Securities Act of 1933. The Notes are general unsecured obligations and rank equally in right of payment with all of the Company's other existing and future obligations that are unsecured and unsubordinated.

          Because the Notes are unsecured, they are structurally subordinated to our subsidiaries' existing and future indebtedness and other liabilities and any preferred equity issued by our subsidiaries. We rely in part on distributions and advances from our subsidiaries in order to meet our payment obligations under the notes and our other obligations. The Notes are not guaranteed by our subsidiaries. Many of our subsidiaries serve as guarantors with respect to our existing credit facility. Creditors of each of our subsidiaries, including trade creditors, and preferred equity holders, generally have priority with respect to the assets and earnings of the subsidiary over the claims of our creditors, including holders of the Notes. The Notes, therefore, are effectively subordinated to the claims of creditors, including trade creditors, judgment creditors and preferred equity holders of our subsidiaries. In addition, our rights and the rights of our creditors, including the holders of the notes, to participate in the assets of a subsidiary during its liquidation or reorganization are effectively subordinated to all existing and future liabilities and preferred equity of that subsidiary. The Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing such indebtedness and to existing and future indebtedness and other liabilities of our subsidiaries (including subsidiary guarantees of our senior credit facility).

          The following table shows the indebtedness and other liabilities of our subsidiaries as of June 23, 2007:

Spartan Stores Subsidiaries Only
(In thousands)
June 23, 2007
Current Liabilities
Accounts payable	$112,301
Accrued payroll and benefits	24,983
Other accrued expenses	21,145
Current portion of exit costs	8,664
Current maturities of long-term debt and capital lease obligations	8,567
Total current liabilities	175,660

Long-term Liabilities
Postretirement benefits	8,681
Other long-term liabilities	13,089
Exit costs	27,564
Long-term debt and capital lease obligations	31,344
Total long-term liabilities	80,678

Total Subsidiary Liabilities	256,338
Operating Leases	147,891
Total Subsidiary Liabilities and Operating Leases	$404,229

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges was 3.18:1.0 and 1.80:1.0 for the first quarter and prior year first quarter, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

          We had letters of credit of $10.0 million outstanding and unused at June 23, 2007. In July 2007, the letters of credit were reduced to $5.3 million. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

New Accounting Standards

          In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied prospectively. FIN 48 became effective at the beginning of our fiscal year 2008, and the adoption of FIN 48 increased retained earnings by approximately $1.0 million as of the beginning of fiscal year 2008. The adoption of FIN 48 and its effects are more fully described in Note 10 to the consolidated financial statements for the quarter ended June 23, 2007.

          In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)" (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 was effective at the beginning of our fiscal 2008 first quarter. An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority as a result of this consensus. Amounts collected from members, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. We have no intention of modifying this accounting policy; therefore, the adoption of EITF 06-03 did not have any effect on our financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will become effective at the beginning of our fiscal year 2009. The provisions of the Statement are to be applied prospectively, except for limited retrospective application permitted for certain items. We are currently evaluating the impact, if any, that SFAS No. 157 will have on the consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)". SFAS 158 required that we recognize the funded status of defined benefit postretirement plans as an asset or liability in the consolidated balance sheet and to recognize changes in funded status through comprehensive income as of March 31, 2007. SFAS 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with our fiscal year ending March 28, 2009. We are currently evaluating the impact of changing the measurement date on the consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115" (SFAS No. 159). Under SFAS 159, entities may irrevocably elect to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will become effective for at the beginning of our fiscal year 2009. We are currently evaluating the impact, if any, that SFAS No. 159 will have on the consolidated financial statements.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, exit costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

          There have been no material changes in market risk of Spartan Stores from the information provided under Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk", of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

ITEM 4.	Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of June 23, 2007 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          The following table provides information regarding the Company's purchases of its own common stock during the first quarter. The Company has no public stock repurchase plans or programs. All transactions reported are with associates under stock compensation plans. These include: (1) shares of Spartan Stores, Inc. stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares withheld to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
Period 1 (April 1 - April 28, 2007)
Employee Transactions	-	$-
Period 2 (April 29 - May 26, 2007)
Employee Transactions	39,620	$26.91
Period 3 (May 27 - June 23, 2007)
Employee Transactions	-	$-
Total for First Quarter ended June 23, 2007	39,620	$26.91

Item 6.	Exhibits

          The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

2.3

Asset Purchase Agreement, dated March 19, 2007, by and among G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., and Felpausch Kalamazoo, LLC as Seller, and Family Fare, LLC, Prevo's Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC as Purchaser, previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 23, 2007. Here incorporated by reference.

2.4

Third Amendment to the Asset Purchase Agreement, dated June 15, 2007, by and among G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., Felpausch Kalamazoo, LLC, and Felpausch-Kelly, L.L.C. as Seller, and Family Fare, LLC, Prevo's Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC as Purchaser, previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed June 21, 2007. Here incorporated by reference.

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

4.1

Indenture by and between Spartan Stores, Inc. and The Bank of New York Trust Company, N.A. as Trustee dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.2

Registration Rights Agreement among Spartan Stores, Inc. and Banc of America Securities LLC and Bear, Stearns & Co., Inc., as representatives of the Initial Purchasers named therein dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.3	Form of 3.375% Convertible Senior Note due 2027. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

10.1

Purchase Agreement by and among Spartan Stores, Inc. and the Initial Purchasers therein dated as of May 23, 2007. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

10.2	Form of Stock Option Grant to officers, dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.3	Form of Restricted Stock Award to officers dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.4	Form of Restricted Stock Award to outside directors dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 21, 2007. Here incorporated by reference.

10.5	Form of Stock Option Award to outside directors dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.6

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

10.7

Amendment No. 6 to Loan and Security Agreement dated May 22, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 22, 2007. Here incorporated by reference.

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
SPARTAN STORES, INC. (Registrant)

Date: August 2, 2007	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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

2.3

Asset Purchase Agreement, dated March 19, 2007, by and among G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., and Felpausch Kalamazoo, LLC as Seller, and Family Fare, LLC, Prevo's Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC as Purchaser, previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 23, 2007. Here incorporated by reference.

2.4

Third Amendment to the Asset Purchase Agreement, dated June 15, 2007, by and among G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., Felpausch Kalamazoo, LLC, and Felpausch-Kelly, L.L.C. as Seller, and Family Fare, LLC, Prevo's Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC as Purchaser, previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed June 21, 2007. Here incorporated by reference.

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

4.1

Indenture by and between Spartan Stores, Inc. and The Bank of New York Trust Company, N.A. as Trustee dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.2

Registration Rights Agreement among Spartan Stores, Inc. and Banc of America Securities LLC and Bear, Stearns & Co., Inc., as representatives of the Initial Purchasers named therein dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.3	Form of 3.375% Convertible Senior Note due 2027. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

10.1

Purchase Agreement by and among Spartan Stores, Inc. and the Initial Purchasers therein dated as of May 23, 2007. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

10.2	Form of Stock Option Grant to officers, dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.3	Form of Restricted Stock Award to officers dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.4	Form of Restricted Stock Award to outside directors dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 21, 2007. Here incorporated by reference.

10.5	Form of Stock Option Award to outside directors dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.6

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

10.7

Amendment No. 6 to Loan and Security Agreement dated May 22, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 22, 2007. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.