Form 10-Q
period 2007-09-15
SPARTAN STORES INC
filed 2007-10-18
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 15, 2007.

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
Large accelerated filer ___	Accelerated filer X	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ___	No X

As of October 12, 2007 the registrant had 21,877,043 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

          The matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "plans," "believes," "estimates," that a particular occurrence "may," "could," or "will likely" result or that a particular event "will," "may," "could," "should" or "will likely" occur or "continue" in the future, that the "outlook," "strategy," or "trend" is toward a particular result or occurrence, or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 2 of this Form 10-Q, are inherently forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.

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

          Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by unexpected costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor shortages, stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions and contributions of other employers who participate in multi-employer plans to which we contribute. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws. Our accounting estimates could change due to changes in facts, assumptions, or acceptable methods, and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, or other circumstances beyond our control could have adverse effects on the availability of and our ability to operate our warehouse and other facilities, consumer buying behavior, fuel costs, shipping and transportation, product imports and other factors affecting our company and the grocery industry generally. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates.

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

          This section is intended to provide meaningful cautionary statements. This should not be construed as a complete list of all economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this Quarterly Report.

PART I
FINANCIAL INFORMATION
ITEM 1.	Financial Statements

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	September 15, 2007	March 31, 2007

Current assets
Cash and cash equivalents	$12,308	$12,063
Accounts receivable, net	57,164	45,347
Inventories, net	144,411	106,854
Prepaid expenses and other current assets	9,272	7,122
Deferred taxes on income	5,694	10,214
Property and equipment held for sale	646	3,595
Total current assets	229,495	185,195

Other assets
Goodwill	176,329	142,888
Other, net	27,649	16,203
Total other assets	203,978	159,091

Property and equipment, net	164,449	143,213

Total assets	$597,922	$487,499

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$110,991	$93,729
Accrued payroll and benefits	28,475	33,367
Other accrued expenses	20,738	19,503
Current portion of exit costs	8,641	8,889
Current maturities of long-term debt and capital lease obligations	8,619	2,494
Total current liabilities	177,464	157,982

Long-term liabilities
Postretirement benefits	9,160	9,208
Other long-term liabilities	23,439	17,413
Exit costs	25,675	23,814
Long-term debt and capital lease obligations	172,535	106,341
Total long-term liabilities	230,809	156,776

Commitments and contingencies (Note 8)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 21,878 and 21,658 shares outstanding	128,951	126,447
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive income	126	126
Retained earnings	60,572	46,168
Total shareholders' equity	189,649	172,741

Total liabilities and shareholders' equity	$597,922	$487,499

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	12 Weeks Ended		24 Weeks Ended
	September 15, 2007	September 9, 2006	September 15, 2007	September 9, 2006

Net sales	$627,060	$552,574	$1,177,173	$1,073,540
Cost of sales	497,888	441,898	941,682	860,935
Gross margin	129,172	110,676	235,491	212,605

Operating expenses
Selling, general and administrative expenses	109,089	92,736	202,457	183,401
Provision for asset impairments and exit costs	-	-	-	4,464
Total operating expenses	109,089	92,736	202,457	187,865

Operating earnings	20,083	17,940	33,034	24,740

Other income and expenses
Interest expense	2,494	2,913	4,995	5,728
Other, net	(100)	238	(178)	206
Total other income and expenses	2,394	3,151	4,817	5,934

Earnings before income taxes and discontinued operations	17,689	14,789	28,217	18,806

Income taxes:
Net impact of enactment of Michigan Business Tax (Note 11)	2,748	-	2,748	-
Federal, net of Michigan Business Tax impact	6,190	5,175	9,875	6,583
Total income taxes	8,938	5,175	12,623	6,583
Earnings from continuing operations	8,751	9,614	15,594	12,223
Earnings (loss) from discontinued operations, net of taxes	351	(280)	24	(200)
Net earnings	$9,102	$9,334	$15,618	$12,023

Basic earnings per share:
Earnings from continuing operations	$0.41	$0.46	$0.74	$0.59
Earnings (loss) from discontinued operations	0.02	(0.01)	0.00	(0.01)
Net earnings	$0.43	$0.45	$0.74	$0.58

Diluted earnings per share:
Earnings from continuing operations	$0.40	$0.45	$0.72	$0.58
Earnings (loss) from discontinued operations	0.02	(0.01)	0.00	(0.01)
Net earnings	$0.42	$0.44	$0.72	$0.57

Weighted average shares outstanding:
Basic	21,260	20,796	21,221	20,756
Diluted	21,695	21,191	21,673	21,148

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance - April 1, 2007	21,658	$126,447	$126	$46,168	$172,741

Adjustment to initially apply FIN 48	-	-	-	967	967

Comprehensive earnings:
Net earnings	-	-	-	15,618	15,618

Dividends - $.10 per share	-	-	-	(2,181)	(2,181)
Stock-based employee compensation	-	1,312	-	-	1,312
Issuances of common stock and related
tax benefits on stock option exercises	91	1,251	-	-	1,251
Issuances of restricted stock and
related income tax benefits	172	1,018	-	-	1,018
Cancellations of restricted stock	(43)	(1,077)	-	-	(1,077)

Balance - September 15, 2007	21,878	$128,951	$126	$60,572	$189,649

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	24 Weeks Ended
	September 15, 2007	September 9, 2006
Cash flows from operating activities
Net earnings	$15,618	$12,023
(Earnings) loss from discontinued operations	(24)	200
Earnings from continuing operations	15,594	12,223
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Provision for asset impairments and exit costs	-	4,464
Depreciation and amortization	10,920	10,211
Postretirement benefits expense	1,171	1,131
Deferred taxes on income related to enactment of the Michigan Business Tax (Note 11)	2,748	-
Deferred taxes on income	9,765	6,216
Stock-based compensation expense	1,310	908
Other	-	292
Change in operating assets and liabilities:
Accounts receivable	(12,879)	(2,756)
Inventories	(26,829)	(19,500)
Prepaid expenses and other assets	(4,065)	(141)
Accounts payable	20,119	17,634
Accrued payroll and benefits	(6,365)	(3,202)
Postretirement benefits payments	(1,219)	(1,162)
Other accrued expenses and other liabilities	(3,523)	(2,424)
Net cash provided by operating activities	6,747	23,894

Cash flows from investing activities
Purchases of property and equipment	(16,004)	(12,061)
Acquisitions, net of cash acquired	(46,777)	(47,922)
Other	28	135
Net cash used in investing activities	(62,753)	(59,848)

Cash flows from financing activities
Net (payments on) proceeds from revolving credit facility	(46,512)	38,555
Proceeds from long-term borrowings	110,000	-
Repayment of long-term borrowings	(1,335)	(1,040)
Financing fees paid	(3,496)	-
Proceeds from sale of common stock	575	1,464
Dividends paid	(2,181)	(1,065)
Net cash provided by financing activities	57,051	37,914

Cash flows from discontinued operations
Net cash used in operating activities	(3,641)	(1,069)
Net cash provided by investing activities	2,841	1,675
Net cash used in financing activities	-	-
Net cash (used in) provided by discontinued operations	(800)	606

Net increase in cash and cash equivalents	245	2,566
Cash and cash equivalents at beginning of period	12,063	7,655
Cash and cash equivalents at end of period	$12,308	$10,221

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of September 15, 2007 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2
New Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied prospectively. FIN 48 became effective at the beginning of Spartan Stores' fiscal year 2008, and the effect of adoption of FIN 48 increased retained earnings by approximately $1.0 million as of the beginning of fiscal year 2008. The adoption of FIN 48 and its effects are more fully described in Note 11.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)" (SFAS No. 158). SFAS No. 158 required Spartan Stores to recognize the funded status of defined benefit postretirement plans as an asset or liability in the consolidated balance sheet and to recognize changes in funded status through comprehensive income as of March 31, 2007. SFAS No. 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with Spartan Stores' fiscal year ending March 28, 2009. Spartan Stores is currently evaluating the impact of changing the measurement date on the consolidated financial statements.

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

Note 3
Acquisition of Assets

On June 15, 2007, Spartan Stores acquired certain assets and assumed certain liabilities related to 20 retail grocery stores, two fuel centers and three convenience stores from G&R Felpausch Company and affiliated companies ("Felpausch"), a privately-held retail grocery operator and customer of its Distribution segment. The Felpausch supermarkets include the operations of nine in-store pharmacies. The cash purchase price paid to Felpausch was $38.0 million plus $12.7 million for inventories. Spartan Stores acquired the store locations and operations of Felpausch in an effort to increase its leading market share position in West Michigan and expand its market presence in central Michigan. The purchased assets included leasehold improvements, fixtures, tangible personal property, equipment, intangible property and inventories. Spartan Stores assumed Felpausch's lease obligations for the 20 stores, two fuel centers and three convenience stores.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are estimates as of September 15, 2007 based on a combination of third-party valuations and internal analyses and may be further adjusted during the allocation period, as defined by SFAS No. 141. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of property and equipment, other intangible assets, capital lease obligations and residual goodwill. We expect the purchase price allocation to be finalized by the end of fiscal 2008.

(In thousands)	June 15, 2007

Current assets	$13,271
Goodwill	31,653
Favorable leases	2,503
Customer lists	2,953
Other intangible assets	723
Property and equipment, net	11,150
Total assets acquired	62,253

Current liabilities	1,638
Capital lease obligations, less current portion	4,285
Exit cost reserves, less current portion	3,796
Other long-term liabilities	1,827
Total liabilities assumed	11,546
Net assets acquired	$50,707

Goodwill of $21.4 million and $10.3 million was assigned to the Retail and Distribution segments, respectively, based upon the expected benefits to be derived from the business combination. Additionally, $1.7 million in costs directly related to the acquisition have been included in goodwill, of which $1.2 million and $0.5 million were assigned to the Retail and Distribution segments, respectively. Goodwill of $33.4 million is expected to be deductible for tax purposes.

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

Note 4
Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:
(In thousands)	Retail	Distribution	Total

Balance at April 1, 2007	$89,181	$53,707	$142,888
Felpausch stores acquisition	22,581	10,860	33,441
Balance at September 15, 2007	$111,762	$64,567	$176,329

The following table reflects the components of amortized intangible assets, included in "Other, net" on the Consolidated Balance Sheets:
(In thousands)	September 15, 2007		March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$2,551	$1,528	$3,234	$2,096
Favorable leases	6,488	1,924	4,025	1,655
Customer lists	6,439	545	3,293	239
Franchise fees and other	1,201	397	1,201	347
Total	$16,679	$4,394	$11,753	$4,337

The weighted average amortization period for amortizable intangible assets is as follows:
Non-compete agreements	10.3 years
Favorable leases	11.4 years
Customer lists	7.2 years
Franchise fees and other	11.0 years
Total	9.2 years

Amortization expense for intangible assets was $0.3 million and $0.2 million for the 12 weeks ended September 15, 2007 and September 9, 2006, respectively. Amortization expense was $0.7 million and $0.4 million for the year-to-date periods ended September 15, 2007 and September 9, 2006, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:
(In thousands)	Fiscal Year	Amortization Expense
	2008	$1,749
	2009	1,761
	2010	1,635
	2011	1,596
	2012	1,464

Note 5
Discontinued Operations

During the second quarter of fiscal year 2008, Spartan Stores decided to close five The Pharm stores and one Felpausch Xpressmart. The decision to close the stores was based on a comprehensive evaluation of the stores' performance trends, long-term growth prospects, on-going capital requirements and lease expiration dates. As Spartan Stores will have no continuing interest in the operations of these stores, they have been classified as discontinued operations for all years presented. Prescription lists and pharmacy inventories of five of the stores were sold during the second quarter of fiscal 2008 for $3.9 million and of the other store in the third quarter of fiscal 2008 for $0.8 million. Asset impairment charges of $0.9 million were recognized in the second quarter of fiscal 2008. The stores were closed early in the third quarter of fiscal 2008. The net impact of the closing of the stores and sale of certain assets was a $0.8 million pre-tax net gain in the second quarter.

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:
(In thousands)	12 Weeks Ended
	September 15, 2007	September 9, 2006

Loss from discontinued operations (net of taxes of ($669) and ($151))	$(1,242)	$(280)
Gain on disposal of discontinued operations (net of taxes of $857)	1,593	-
Total earnings (loss) from discontinued operations	$351	$(280)

(In thousands)	24 Weeks Ended
	September 15, 2007	September 9, 2006

Loss from discontinued operations (net of taxes of ($845) and ($107))	$(1,569)	$(200)
Gain on disposal of discontinued operations (net of taxes of $857)	1,593	-
Total earnings (loss) from discontinued operations	$24	$(200)

Sales for the quarters and year-to-date periods ended September 15, 2007 and September 9, 2006 and significant assets and liabilities of discontinued operations at the end of those periods are included below:
(In thousands)	12 Weeks Ended		24 Weeks Ended

September 15, 2007

September 9, 2006
			September 15, 2007	September 9, 2006

Net sales	$6,763	$6,810	$13,321	$13,860

Basic and diluted earnings (loss) per share	0.02	(0.01)	0.00	(0.01)

	September 15, 2007	March 31, 2007
(In thousands)

Current assets *	$4,570	$6,146
Property, net	4,117	4,544
Other long-term assets	45	-
Current liabilities	4,554	6,491
Long-term liabilities	1,745	2,637

* Includes property and equipment held for sale

Note 6
Asset Impairments and Exit Costs

The following table provides the activity of exit costs for our Retail segment for the 24 weeks ended September 15, 2007. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in Current liabilities and "Exit costs" in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
Lease and Ancillary Costs

Balance at April 1, 2007	$32,703
Exit costs related to Felpausch acquisition	4,235
Payments, net of interest accretion	(2,622)
Balance at September 15, 2007	$34,316

Exit costs of $4.2 million were recorded in the purchase price allocation for the Felpausch acquisition (Note 3) for acquired stores that management plans to or has closed. The exit costs include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term.

Note 7
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

Upon conversion by the holder, the notes convert at an initial conversion rate of 28.0310 shares of Spartan Stores common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $35.67 per share), subject to adjustments upon certain events, under the following circumstances: 1) during specified periods if the price of Spartan Stores stock reaches specified thresholds; 2) if the trading price of the notes is below a specified threshold; 3) at any time on or after February 15, 2027; 4) upon the occurrence of certain corporate transactions; or 5) in the case of notes called for redemption, at any time prior to the close of business on the business day prior to the redemption date. Upon a surrender of notes for conversion, Spartan Stores will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and our total conversion obligation, and shares of Spartan Stores common stock in respect of the remainder, if any, of our conversion obligation - unless we have elected to satisfy our obligation under such conversion by delivering only shares of our common stock. For the twelve weeks and twenty-four weeks ended September 15, 2007, the notes had no impact on diluted earnings per share because the average stock price during the period was below $35.67 per share, and the notes, if converted, would require only cash at settlement.

In connection with the closing of the sale of the notes, Spartan Stores entered into a registration rights agreement with the initial purchasers of the notes, pursuant to which Spartan Stores filed with the Securities and Exchange Commission (SEC) a shelf registration statement covering resale by security holders of the notes and the shares of Spartan Stores common stock issuable upon conversion of the notes. The registration statement was declared effective by the SEC on September 27, 2007.

On August 17, 2007, Spartan Stores entered into an agreement to increase the maximum credit available under its existing senior secured credit facility from $225.0 million to $255.0 million.

Spartan Stores' long-term debt consists of the following:
(In thousands)	September 15, 2007	March 31, 2007

Senior secured revolving credit facility, due December 2012	$30,313	$78,182
Convertible subordinated notes, 3.375% due May 2027	110,000	-
Capital lease obligations (Note 9)	31,873	26,354
Other, 5.00% - 9.25% due fiscal 2009 - 2021	8,968	4,299
	181,154	108,835
Less current portion	8,619	2,494
Total long-term debt	$172,535	$106,341

At September 15, 2007, long-term debt was due as follows:
(In thousands)	Fiscal Year
	2008	$4,859
	2009	7,522
	2010	2,612
	2011	2,728
	2012	2,898
	Thereafter	160,535
		$181,154

The estimated fair value of our long-term debt, including current maturities, was lower than book value by approximately $26.9 million and $12.8 million at September 15, 2007 based upon a twenty-year maturity and seven-year prepayment provision of the convertible subordinated notes, respectively. The estimated fair value was based on market quotes for similar instruments.

Note 8
Commitments and Contingencies

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

Note 9
Leases

In conjunction with the Felpausch acquisition (see Note 3), Spartan Stores assumed the leases of the 20 retail stores, two fuel centers and two convenience stores that it continues to operate. Total future lease commitments of Spartan Stores under capital and operating leases in effect at September 15, 2007 are as follows:
(In thousands)	Capital			Operating
Fiscal Year	Used in Operations	Subleased to Others	Total	Used in Operations	Subleased to Others	Total

2008	$2,642	$207	$2,849	$13,976	$476	$14,452
2009	5,007		5,007	26,359	1,094	27,453
2010	5,002		5,002	23,599	1,004	24,603
2011	4,878		4,878	20,597	837	21,434
2012	4,795		4,795	15,370	754	16,124
Thereafter	27,724		27,724	45,912	1,312	47,224

Total	50,048	207	50,255	$145,813	$5,477	$151,290
Interest	(18,362)	(20)	(18,382)
Present value of minimum lease obligations	31,686	187	31,873
Current portion	2,303	187	2,490
Long-term obligations at September 15, 2007	$29,383	$-	$29,383

Assets held under capital leases consisted of the following:
(In thousands)	September 15, 2007	March 31, 2007

Buildings and improvements	$25,241	$20,299
Equipment	2,553	889
	27,794	21,188
Less accumulated depreciation	6,250	4,098
Net property	$21,544	$17,090

Note 10
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the second quarter and year-to-date periods ended September 15, 2007 and September 9, 2006:

(In thousands)
12 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 15, 2007	Sept. 9, 2006	Sept. 15, 2007	Sept. 9, 2006	Sept. 15, 2007	Sept. 9, 2006
Service cost	$883	$771	$13	$11	$53	$56
Interest cost	683	610	9	9	100	102
Expected return on plan assets	(933)	(802)	-	-	-	-
Amortization of prior service cost	(173)	(173)	-	-	(16)	(16)
Recognized actuarial net loss	73	78	7	7	10	17
Net periodic benefit cost	$533	$484	$29	$27	$147	$159

(In thousands)
24 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 15, 2007	Sept. 9, 2006	Sept. 15, 2007	Sept. 9, 2006	Sept. 15, 2007	Sept. 9, 2006
Service cost	$1,766	$1,542	$26	$22	$106	$112
Interest cost	1,366	1,219	18	18	200	205
Expected return on plan assets	(1,866)	(1,604)	-	-	-	-
Net amortization and deferral	(346)	(346)	-	-	(32)	(32)
	146	156	14	13	20	33
Net periodic benefit cost	$1,066	$967	$58	$53	$294	$318

Spartan Stores expects to contribute $2.5 million to its defined benefit plans in fiscal 2008 to meet the minimum funding requirements. Contributions of $3.7 million were made in the fiscal year ended March 31, 2007. As of September 15, 2007 and September 9, 2006, $1.4 million and $1.2 million, respectively, had been contributed.

Note 11
Taxes on Income

During the second quarter, the Michigan legislature enacted a new business income tax effective January 1, 2008. The new income tax will replace the current Michigan Single Business Tax that is in effect through December 31, 2007 and is currently included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings. The new income tax law was subsequently revised on September 30, 2007, two weeks after the end of Spartan Stores' second quarter, to correct a deficiency in the tax code that would have significantly penalized Michigan-based companies. Because the legislative revision was not enacted until Spartan Stores' fiscal 2008 third quarter, generally accepted accounting principles required recognition of the negative impact of the originally enacted law in Spartan Stores' second quarter results, and a credit of this same charge in the third quarter of fiscal 2008 when the revision was enacted. As a result, Spartan Stores recorded a one-time, non-cash charge of $2.7 million in Income taxes in the second quarter and a corresponding change in deferred taxes on income. This charge has already been credited in the third quarter as a reduction to Income taxes of $2.7 million. As a result of this charge in the second quarter, the effective income tax rate was 51% and 45% for the second quarter and year-to-date period, respectively, versus the Federal statutory income tax rate of 35%.

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

Spartan Stores files income tax returns with federal, state and local tax authorities within the United States. With few exceptions, we are no longer subject to U.S. federal or state examinations by tax authorities for fiscal years before 2004, and are no longer subject to local examination by tax authorities for fiscal years before 2003. In February 2005, the Internal Revenue Service (IRS) completed its examination of Spartan Stores' federal income tax returns for fiscal years 2001 through 2003. In October 2007, the IRS will begin its examination of the fiscal 2006 tax return.

As of September 15, 2007, there have been no material changes to the amount of unrecognized tax benefits. Spartan Stores does not anticipate that total unrecognized tax benefits will significantly change prior to September 13, 2008.

Note 12
Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment", which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.5 million ($0.02 per diluted share) and $0.3 million ($0.01 per diluted share) in the second quarter of fiscal 2008 and 2007, respectively, as a component of Selling, general and administrative expenses in the Consolidated Statements of Earnings. Stock-based compensation expense (net of tax) was $0.9 million ($0.04 per diluted share) and $0.6 million ($0.03 per diluted share) for the year-to-date period ended September 15, 2007 and September 9, 2006, respectively.

The following table summarizes activity in the share-based compensation plans for the year-to-date period ended September 15, 2007:
	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value

Outstanding at April 1, 2007	609,397	$9.44	546,704	$10.86
Granted	94,135	28.18	163,939	28.19
Exercised/Vested	(91,395)	6.29	(129,248)	9.83
Cancelled/Forfeited	(1,658)	6.73	(3,836)	14.91

Outstanding at September 15, 2007	610,479	$12.81	577,559	$15.99

Vested and expected to vest in the future at September 15, 2007	584,292	$12.50

Exercisable at September 15, 2007	313,632	$8.60

The weighted average grant-date fair value of stock options granted during the second quarter ended September 15, 2007 was $9.51. The weighted average grant-date fair value of stock options granted during the year-to-date period ended September 15, 2007 and September 9, 2006 was $10.99 and $4.73, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
	24 Weeks Ended
	Sept. 15, 2007	Sept. 9, 2006

Dividend yield	0.70%-0.79%	1.46%
Expected volatility	32.84%-32.92%	30.43%
Risk-free interest rate	4.43%-4.76%	5.05%
Expected life of option	6.25 years	6.25 years

As of September 15, 2007, total unrecognized compensation cost related to nonvested share-based awards granted under our stock incentive plans was $1.6 million for stock options and $8.5 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.5 years for stock options and 3.9 years for restricted stock.

Note 13
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $4.6 million and $3.5 million for the year-to-date periods ended September 15, 2007 and September 9, 2006, respectively.

Note 14
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
12 Weeks Ended September 15, 2007
Net sales	$293,820	$333,240	$627,060
Depreciation and amortization	1,717	3,892	5,609
Operating earnings	8,142	11,941	20,083
Capital expenditures	1,874	5,990	7,864
12 Weeks Ended September 9, 2006
Net sales	$281,469	$271,105	$552,574
Depreciation and amortization	1,838	3,048	4,886
Operating earnings	7,768	10,172	17,940
Capital expenditures	1,243	4,008	5,251

24 Weeks Ended September 15, 2007
Net sales	$576,235	$600,938	$1,177,173
Depreciation and amortization	3,466	7,270	10,736
Operating earnings	13,862	19,172	33,034
Capital expenditures	3,756	12,248	16,004
24 Weeks Ended September 9, 2006
Net sales	$557,324	$516,216	$1,073,540
Depreciation and amortization	3,854	6,078	9,932
Operating earnings	13,369	11,371	24,740
Capital expenditures	2,879	9,182	12,061

	September 15, 2007	March 31, 2007
Total assets
Distribution	$237,150	$193,475
Retail	352,040	283,334
Discontinued operations	8,732	10,690
Total	$597,922	$487,499

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan, Ohio and Indiana.

          We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to nearly 400 independently owned grocery stores and our 102 corporate owned stores. Our Retail segment operates 88 retail supermarkets in Michigan under the banners Family Fare Supermarkets, Glen's Markets, D&W Fresh Markets and Felpausch Food Centers, 14 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm, 15 fuel centers and convenience stores under the banners Family Fare Quick Stop, Glen's Quick Stop, D&W Fresh Markets Quick Stop and Felpausch Quick Stop which are typically located adjacent to one of our supermarkets.

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

          On April 24, 2007, we reached an agreement to significantly expand our distribution supply relationship with Martin's Super Markets, an independent supermarket retailer with locations in southwest Michigan and north central Indiana. Our existing supply relationship expanded to include dry groceries, dairy and frozen products and our portfolio of corporate private label brands in addition to the existing health and beauty care products, general merchandise and pharmacy products. The expanded relationship includes all 20 locations of Martin's Super Markets. We expect annual distribution sales to increase by approximately $100 million after we have fully transitioned the customer, which occurred during September 2007. This new relationship, our first major move to distribute to independent retailers outside the state of Michigan, significantly increases our distribution presence in Indiana and demonstrates a successful beginning to fulfill our stated business strategy of growing our distribution customer base to contiguous midwestern states.

          On June 15, 2007, we acquired certain assets and assumed certain liabilities related to 20 retail grocery stores, two fuel centers and three convenience stores from G&R Felpausch Company and affiliated companies ("Felpausch"), a privately-held retail grocery operator serving south and central Michigan. The retail stores include the operations of nine in-store pharmacies. The transaction represents another step in the component of our business strategy focused on growing our business through opportunistic acquisitions of other grocery operators that are adjacent to or in markets where we operate today. The Felpausch stores serve many communities where we previously had no retail presence. They also provide a geographic fit with our current retail store footprint, while providing expansion into central Michigan.

          The Felpausch transaction is expected to increase annual retail segment sales by approximately $200 million, but annual consolidated sales are expected to increase by approximately $100 million as Felpausch is an existing distribution customer. The Company expects to realize many operational synergies from the transaction, however, the gains are initially expected to be more than offset by transition expenditures of approximately $5.0 million to $6.0 million. These transitional expenses are for marketing and promotional activities associated with merchandising, product and branding initiatives, as well as initial employee training and other costs associated with integrating the acquired operations and are expected to be primarily incurred over the first 15 to 21 months of operation.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		24 Weeks Ended		12 Weeks Ended	24 Weeks Ended
	Sept. 15, 2007	Sept. 9, 2006	Sept. 15, 2007	Sept. 9, 2006	Sept. 15, 2007	Sept. 15, 2007
Net sales	100.0	100.0	100.0	100.0	13.5	9.7
Gross margin	20.6	20.0	20.0	19.8	16.7	10.8
Selling, general and administrative	17.4	16.8	17.2	17.1	17.6	10.4
Provision for asset impairments and exit costs	0.0	0.0	0.0	0.4	-	(100.0)
Operating earnings	3.2	3.2	2.8	2.3	11.9	33.5
Other income and expenses	0.4	0.5	0.4	0.6	(24.0)	(18.8)
Earnings before income taxes and discontinued operations	2.8	2.7	2.4	1.7	19.6	50.0
Income taxes:
Net impact of enactment of Michigan Business Tax	0.4	-	0.2	-	*	*
Federal, net of Michigan Business Tax impact	1.0	0.9	0.9	0.6	19.6	50.0
Total income taxes	1.4	0.9	1.1	0.6	72.7	91.8
Earnings from continuing - operations	1.4	1.8	1.3	1.1	(9.0)	27.6
Earnings (loss) from discontinued operations, net of taxes	0.1	(0.1)	(0.0)	(0.0)	*	*
Net earnings	1.5	1.7	1.3	1.1	(2.5)	29.9

* Percentage change is not meaningful

          Net Sales - Net sales for the quarter ended September 15, 2007 ("second quarter") increased $74.5 million, or 13.5 percent, from $552.6 million in the quarter ended September 9, 2006 ("prior year second quarter") to $627.1 million. Net sales for the year-to-date period ended September 15, 2007 ("current year-to-date") increased $103.6 million, or 9.7 percent, from $1,073.5 million in the prior year-to-date period ended September 9, 2006 ("prior year-to-date") to $1,177.2 million.

          Net sales for the second quarter in our Distribution segment increased $12.4 million, or 4.4 percent, from $281.5 million in the prior year second quarter to $293.8 million. Net sales for the current year-to-date period increased $18.9 million, or 3.4 percent, from $557.3 million in the prior year-to-date period to $576.2 million. The second quarter increase was due to the addition of new distribution customers of $35.0 million and an increase in sales to existing customers of $4.0 million primarily as a result of a retail competitor exiting the eastern Michigan market. These increases were partially offset by the elimination of sales to Felpausch stores of $23.2 million (due to the acquisition), and lost sales of $3.4 million as a result of ending relationships with two unprofitable customers in the prior year's second quarter. The increase for the current year-to-date period was due to the addition of new distribution customers of $52.8 million, partially offset by the elimination of sales to Felpausch stores of $26.2 million and lost sales of $7.7 million as a result of the terminated relationships. In April of 2007, we reached an agreement to significantly expand our supply relationship with Martin's Super Markets. As a result, we expect annual distribution sales to increase by approximately $100 million after we have fully transitioned the customer, which occurred during September 2007. As a result of the acquisition of Felpausch, we expect annual Distribution sales to decline approximately $100 million due to the elimination of intercompany sales.

          Net sales for the second quarter in our Retail segment increased $62.1 million, or 22.9 percent, from $271.1 million in the prior year second quarter to $333.2 million. Net sales for the year-to-date period increased $84.7 million, or 16.4 percent, from $516.2 million in the prior year-to-date period to $600.9 million. The increases were primarily due to increases in supermarket comparable sales growth of $3.7 million and $12.9 million for the second quarter and current year-to-date period, respectively, and fuel center sales of $7.8 million and $15.4 million for the second quarter and current year-to-date period, respectively, incremental sales from the recently acquired Felpausch retail stores of $46.9 million and $52.2 million for the second quarter and current year-to-date period, respectively, and the PrairieStone pharmacies of $4.8 million and $9.7 million for the second quarter and current year-to-date period, respectively, partially offset by lost sales relating to the previously disclosed closing of two retail stores near the end of the prior year first quarter of $3.1 million for the current year-to-date period.

          Total Retail comparable store sales increased 5.1 percent during the second quarter due to our continued capital investments, including store remodels, the opening of additional fuel centers and the PrairieStone Pharmacy acquisition. Fuel center sales contributed a positive 2.3 percentage points toward the total comparable store sales increase. Total Retail comparable store sales increased 5.9 percent in the current year-to-date period, while fuel center sales contributed a positive 2.6 percent to the total. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

          Cost of Sales and Gross Margin - Gross margin represents net sales less cost of sales, which include purchase costs and promotional allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

          Gross margin for the second quarter increased $18.5 million, or 16.7 percent, from $110.7 million in the prior year second quarter to $129.2 million. As a percent of net sales, gross margin for the second quarter increased to 20.6 percent from 20.0 percent. Gross margin for the year-to-date period increased $22.9 million, or 10.8 percent, from $212.6 million in the prior year-to-date period to $235.5 million. As a percent of net sales, gross margin for the year-to-date period increased to 20.0 percent from 19.8 percent. On a year-to-date basis, the gross margin rate improvement was primarily due to a larger concentration of higher margin retail sales as a percentage of consolidated sales.

          Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses for the second quarter increased $16.4 million, or 17.6 percent, from $92.7 million in the prior year second quarter to $109.1 million. As a percent of net sales, SG&A expenses were 17.4 percent for the current quarter compared to 16.8 percent in the prior year second quarter. SG&A expenses for the year-to-date period increased $19.1 million, or 10.4 percent, from $183.4 million in the prior year-to-date period to $202.5 million. As a percent of net sales, SG&A expenses were 17.2 percent for the current year-to-date period compared to 17.1 percent in the prior year-to-date period.

          The net increase in second quarter SG&A expenses was primarily due to the following:
•	Incremental operating costs associated with the acquired retail stores of $11.6 million, including approximately $0.3 million of training and other start-up related costs
•	Increased store labor of $1.2 million primarily due to increases in volume
•

Increases in other compensation and benefits of $2.3 million due to increased sales volume and a $1.3 million insurance reserve adjustment in the prior year quarter due to positive loss trends in health care and workers' compensation

•	The cost of operating additional fuel centers of $0.6 million

          The net increase in year-to-date SG&A expenses was primarily due to the following:
•	Incremental operating costs associated with the acquired retail stores of $13.3 million, including approximately $0.8 million of training and other start-up related costs
•	Increased store labor of $2.2 million primarily due to increases in volume
•

Increases in other compensation and benefits of $3.2 million due to increased sales volume and a $1.3 million insurance reserve adjustment in the prior year quarter due to positive loss trends in health care and workers' compensation

•	The cost of operating additional fuel centers of $1.0 million
•	Reduced operating costs due to the closure of two supermarkets near the end of the prior year first quarter of $1.1 million

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

          Interest Expense - Interest expense for the second quarter decreased $0.4 million, or 14.4 percent, from $2.9 million in the prior year second quarter to $2.5 million. Interest expense for the year-to-date period decreased $0.7 million, or 12.8 percent, from $5.7 million in the prior year-to-date period to $5.0 million. The decrease in interest expense is primarily due to the amendment of our existing revolving credit facility and the issuance of the convertible senior notes, the proceeds of which were used to pay down amounts owed under our revolving credit facility which has a higher interest rate. See the Liquidity section for additional information on the issuance of convertible senior notes.

          Income Taxes - During the second quarter, the Michigan legislature enacted a new business income tax effective January 1, 2008. The new income tax will replace the current Michigan Single Business Tax that is in effect through December 31, 2007 and is currently included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings. The new income tax law was subsequently revised on September 30, 2007, two weeks after the end of our second quarter, to correct a deficiency in the tax code that would have significantly penalized Michigan-based companies. Because the legislative revision was not enacted until our fiscal 2008 third quarter, generally accepted accounting principles required recognition of the negative impact of the originally enacted law in our second quarter results, and a credit of this same charge in the third quarter of fiscal 2008 when the revision was enacted. As a result, we recorded a one-time, non-cash charge of $2.7 million in Income taxes in the second quarter and a corresponding change in deferred taxes on income. This charge has already been credited in the third quarter as a reduction to Income taxes of $2.7 million. As a result of this charge in the second quarter, the effective income tax rate was 51% and 45% for the second quarter and year-to-date period, respectively, versus the Federal statutory income tax rate of 35%.

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

          During the second quarter of fiscal year 2008, we decided to close five The Pharm stores and one Felpausch Xpressmart. The decision to close the stores was based on a comprehensive evaluation of the stores' performance trends, long-term growth prospects, on-going capital requirements and lease expiration dates.

Prescription lists and pharmacy inventories of five of the stores were sold during the second quarter of fiscal 2008 for $3.9 million and of the other store in the third quarter of fiscal 2008 for $0.8 million. The gain on disposal was $1.6 million, net of tax, in the second quarter. Asset impairment charges of $0.9 million, pre-tax, were recognized in the second quarter of fiscal 2008. The stores were closed early in the third quarter of fiscal 2008. The net impact of the closing of the stores and sale of certain assets was a $0.8 million pre-tax net gain in the second quarter.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)
	September 15, 2007	September 9, 2006
Net cash provided by operating activities	$6,747	$23,894
Net cash used in investing activities	(62,753)	(59,848)
Net cash provided by financing activities	57,051	37,914
Net cash (used in) provided by discontinued operations	(800)	606
Net increase in cash and cash equivalents	245	2,566
Cash and cash equivalents at beginning of period	12,063	7,655
Cash and cash equivalents at end of period	$12,308	$10,221

          Net cash provided by operating activities decreased from the prior year-to-date period primarily due to changes in working capital requirements related to sales growth and delayed payment terms for customers opening stores previously closed by a competitor.

          Our Federal income tax net operating loss carryforward was fully utilized during the second quarter.

          Net cash used in investing activities increased during the current fiscal year primarily due to increased capital expenditure activity. We used cash of $46.4 million for the acquisition of Felpausch stores in the current year and we used cash of $47.9 million in the prior year for the acquisition of D&W Food Centers stores. Capital expenditures, which do not include the acquisitions, increased $3.9 million to $16.0 million, of which our Retail and Distribution segments utilized 76.5% and 23.5%, respectively. Expenditures were used for store replacements, remodels and refurbishments, new fuel centers and new equipment and software. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. We expect capital expenditures to range from $40.0 million to $45.0 million for fiscal 2008, which would be allowed even if the restriction applied.

          Net cash provided by financing activities includes cash paid and received related to our long-term borrowings, dividends paid and proceeds from the issuance of common stock. Proceeds of $110 million from the issuance of convertible senior notes were used to reduce borrowings on the senior secured revolving credit facility, to pay related financing fees and to partially fund the Felpausch acquisition. Cash dividends of $2.2 million and $1.1 million were paid in each year-to-date period and cash dividends of $1.1 million were paid in the current year quarter. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at September 15, 2007 are $8.6 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash (used in) provided by discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the payment of store exit cost reserves, insurance run-off claims and other liabilities and proceeds from the sale of assets. Included in current year cash flows from discontinued operations are proceeds on the disposal of assets of $2.9 million. We expect the cash usage of our discontinued operations will be approximately $3.0 million to $4.0 million in fiscal 2008.

          Our principal sources of liquidity are cash flows generated from operations, proceeds from the issuance of convertible senior notes and our senior secured revolving credit facility. Net proceeds from the issuance of the convertible senior notes, after deducting the initial purchasers' discounts of 2.5% and estimated offering expenses of $0.7 million, of $106.5 million were used to pay down the senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year, beginning on November 15, 2007. The credit facility matures December 2012, and is secured by substantially all of our assets. As of September 15, 2007, our senior secured revolving credit facility had outstanding borrowings of $30.3 million, available borrowings of $173.3 million and maximum availability of $183.3 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores' business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

          Our current ratio increased to 1.29:1.00 at September 15, 2007 from 1.17:1.00 at March 31, 2007 and our investment in working capital was $52.0 million at September 15, 2007 versus $27.2 million at March 31, 2007. Our debt to total capital ratio at September 15, 2007 was .49:1.00 versus .39:1.00 at March 31, 2007. The change in these ratios was primarily due to obligations assumed related to the Felpausch acquisition, sales growth, seasonal inventory build-up and delayed payment terms to customers opening stores previously closed by a competitor.

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. At September 15, 2007, there have been no material changes to our significant contractual obligations outside the ordinary course of business, except for the assumption of lease obligations in the Felpausch acquisition. As of September 15, 2007, our obligations under the leases assumed in the Felpausch acquisition are as follows:
(In thousands)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$17,383	$3,875	$6,118	$4,748	$2,642
Capital leases	4,713	514	852	1,015	2,332
Interest on capital leases	2,043	352	632	478	581
Lease and ancillary costs of closed stores, including imputed interest	4,912	718	1,721	839	1,634
Total	$29,051	$5,459	$9,323	$7,080	$7,189

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

          The following table shows the indebtedness and other liabilities of our subsidiaries as of September 15, 2007:

Spartan Stores Subsidiaries Only
(In thousands)
September 15, 2007
Current Liabilities
Accounts payable	$110,864
Accrued payroll and benefits	27,459
Other accrued expenses	17,735
Current portion of exit costs	8,641
Current maturities of long-term debt and capital lease obligations	8,619
Total current liabilities	173,318

Long-term Liabilities
Postretirement benefits	8,542
Other long-term liabilities	12,485
Exit costs	25,675
Long-term debt and capital lease obligations	32,222
Total long-term liabilities	78,924

Total Subsidiary Liabilities	252,242
Operating Leases	146,434
Total Subsidiary Liabilities and Operating Leases	$398,676

Ratio of Earnings to Fixed Charges

          Our ratio of earnings to fixed charges was 4.51:1.0 and 3.87:1.0 for the second quarter and prior year second quarter, respectively, and 3.88:1.0 and 2.85:1.0 for the year-to-date and prior year-to-date periods, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

          We had letters of credit of $5.3 million outstanding and unused at September 15, 2007. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

New Accounting Standards

          In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied prospectively. FIN 48 became effective at the beginning of our fiscal year 2008, and the adoption of FIN 48 increased retained earnings by approximately $1.0 million as of the beginning of fiscal year 2008. The adoption of FIN 48 and its effects are more fully described in Note 11 to the consolidated financial statements for the quarter ended September 15, 2007.

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

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)" (SFAS No. 158). SFAS No. 158 required that we recognize the funded status of defined benefit postretirement plans as an asset or liability in the consolidated balance sheet and to recognize changes in funded status through comprehensive income as of March 31, 2007. SFAS No. 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with our fiscal year ending March 28, 2009. We are currently evaluating the impact of changing the measurement date on the consolidated financial statements.

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

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of September 15, 2007 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A.	Risk Factors

          In addition to the risk factors contained in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, we have identified the following modification to our risk factors disclosure:

          The accounting treatment of our convertible subordinated notes could change in a manner that has a negative impact on our reported earnings and earnings per share.

          The Financial Accounting Standards Board is considering a proposed staff position which would change the accounting principles which govern our accounting treatment of the convertible subordinated notes. The proposal would, if issued, require us to record interest expense for the notes from time to time in amounts that exceed the amounts we actually pay. Such an increase in our recorded interest expense would result in a decrease in our reported net earnings and earnings per share which could have an adverse impact on the market value of our common stock.
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

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
June 24 - July 21, 2007

Employee Transactions	55	$32.00

July 22 - August 18, 2007

Employee Transactions	56	$25.45

August 19 - September 15, 2007

Employee Transactions	314	$24.41

Total for Second Quarter ended September 15, 2007	425	$25.53

ITEM 4.	Submission of Matters to a Vote of Security Holders

          Spartan Stores held its 2007 annual meeting on August 15, 2007. At the meeting, the following matters were submitted to a vote of the shareholders:

1.	Election of two directors; and
2.	Ratification of the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal 2008.

          The following two persons were duly elected at the meeting:
	Term Expiring	Votes For	Votes Withheld
Craig C. Sturken	2010	17,658,959	827,529
Frederick J. Morganthall	2010	17,756,759	729,729

          The following six persons continue to serve as directors of Spartan Stores: Elizabeth A. Nickels, Kenneth T. Stevens and James F. Wright are currently serving terms that will expire at Spartan Stores' 2008 annual meeting of shareholders, and M. Shan Atkins, Dr. Frank M. Gambino and Timothy J. O'Donovan are currently serving terms that will expire at Spartan Stores' 2009 annual meeting of shareholders.

          The shareholders voted on a proposal to ratify the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal year 2008. With respect to this proposal, shares were voted as follows:
Proposal	For	Against	Abstain	Broker Non- Votes

Proposal to ratify the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal year 2008	17,598,234	864,961	23,293	-

ITEM 6.	Exhibits

          The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare, LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

2.2

First Amendment to Asset Purchase Agreement dated March 24, 2006, by and among Family Fare, LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 30, 2006. Here incorporated by reference.

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

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 20, 2007. Here incorporated by reference.

10.1

Letter Agreement between the Company and Wachovia Capital Finance Corporation (Central) as Agent for the Lenders, dated August 17, 2007. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed August 23, 2007. Here incorporated by reference.

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
SPARTAN STORES, INC. (Registrant)

Date: October 18, 2007	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

2.1

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare, LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

2.2

First Amendment to Asset Purchase Agreement dated March 24, 2006, by and among Family Fare, LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 30, 2006. Here incorporated by reference.

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

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 20, 2007. Here incorporated by reference.

10.1

Letter Agreement between the Company and Wachovia Capital Finance Corporation (Central) as Agent for the Lenders, dated August 17, 2007. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed August 23, 2007. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.