Form 10-Q
period 2008-01-05
SPARTAN STORES INC
filed 2008-02-07
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 5, 2008.

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

As of January 29, 2008 the registrant had 21,905,617 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

          The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our publicly accessible conference calls include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "plans," "believes," "estimates," that a particular occurrence "may," "could," or "will likely" result or that a particular event "will," "may," "could," "should" or "will likely" occur or "continue" in the future, that the "outlook," "strategy," or "trend" is toward a particular result or occurrence, or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 2 of this Form 10-Q, are inherently forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, release or statement.

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

          Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by changes in costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor shortages, stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions and contributions of other employers who participate in multi-employer plans to which we contribute. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws. Our accounting estimates could change due to changes in facts, assumptions, or acceptable methods, and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, or other circumstances beyond our control could have adverse effects on the availability of and our ability to operate our warehouse and other facilities, consumer buying behavior, fuel costs, shipping and transportation, product imports, product cost inflation and its impact on LIFO expense and other factors affecting our company and the grocery industry generally. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	January 5, 2008	March 31, 2007

Current assets
Cash and cash equivalents	$11,396	$12,063
Accounts receivable, net	53,196	45,347
Inventories, net	133,494	106,854
Prepaid expenses and other current assets	9,563	7,122
Deferred taxes on income	5,501	10,214
Property and equipment held for sale	840	3,595
Total current assets	213,990	185,195

Other assets
Goodwill	176,383	142,888
Other, net	31,967	16,203
Total other assets	208,350	159,091

Property and equipment, net	175,732	143,213

Total assets	$598,072	$487,499

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$93,939	$93,729
Accrued payroll and benefits	31,940	33,367
Other accrued expenses	21,142	19,503
Current portion of exit costs	8,641	8,889
Current maturities of long-term debt and capital lease obligations	10,567	2,494
Total current liabilities	166,229	157,982

Long-term liabilities
Postretirement benefits	8,608	9,208
Other long-term liabilities	26,003	17,413
Exit costs	23,798	23,814
Long-term debt and capital lease obligations	173,032	106,341
Total long-term liabilities	231,441	156,776

Commitments and contingencies (Note 8)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 21,905 and 21,658 shares outstanding	130,197	126,447
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive income	126	126
Retained earnings	70,079	46,168
Total shareholders' equity	200,402	172,741

Total liabilities and shareholders' equity	$598,072	$487,499

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	16 Weeks Ended		40 Weeks Ended
	January 5, 2008	December 30, 2006	January 5, 2008	December 30, 2006

Net sales	$826,096	$714,414	$2,003,269	$1,787,954
Cost of sales	663,663	578,988	1,605,345	1,439,923
Gross margin	162,433	135,426	397,924	348,031

Operating expenses
Selling, general and administrative expenses	146,804	122,076	349,261	305,769
Provision for asset impairments and exit costs	-	-	-	4,464
Total operating expenses	146,804	122,076	349,261	310,233

Operating earnings	15,629	13,350	48,663	37,798

Other income and expenses
Interest expense	3,818	3,873	8,813	9,601
Other, net	(153)	(27)	(331)	(113)
Total other income and expenses	3,665	3,846	8,482	9,488

Earnings before income taxes and discontinued operations	11,964	9,504	40,181	28,310

Income taxes:
Net impact of enactment of Michigan Business Tax (Note 11)	(2,748)	-	-	-
Federal, net of Michigan Business Tax impact	4,229	3,293	14,104	9,876
Total income taxes	1,481	3,293	14,104	9,876
Earnings from continuing operations	10,483	6,211	26,077	18,434
Earnings (loss) from discontinued operations, net of taxes	119	(317)	143	(517)
Net earnings	$10,602	$5,894	$26,220	$17,917

Basic earnings per share:
Earnings from continuing operations	$0.49	$0.30	$1.22	$0.88
Earnings (loss) from discontinued operations	0.01	(0.02)	0.01	(0.02)
Net earnings	$0.50	$0.28	$1.23	$0.86

Diluted earnings per share:
Earnings from continuing operations	$0.48	$0.28	$1.20	$0.86
Earnings (loss) from discontinued operations	0.01	(0.01)	0.01	(0.02)
Net earnings	$0.49	$0.27	$1.21	$0.84

Weighted average shares outstanding:
Basic	21,318	21,014	21,260	20,859
Diluted	21,660	21,455	21,668	21,260

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance - April 1, 2007	21,658	$126,447	$126	$46,168	$172,741

Adjustment to initially apply FIN 48	-	-	-	967	967

Comprehensive earnings-
Net earnings	-	-	-	26,220	26,220

Dividends - $.15 per share	-	-	-	(3,276)	(3,276)
Stock-based employee compensation	-	2,267	-	-	2,267
Issuances of common stock and related
tax benefits on stock option exercises	115	1,552	-	-	1,552
Issuances of restricted stock and
related income tax benefits	177	1,034	-	-	1,034
Cancellations of restricted stock	(45)	(1,103)	-	-	(1,103)

Balance - January 5, 2008	21,905	$130,197	$126	$70,079	$200,402

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	40 Weeks Ended
	January 5, 2008	December 30, 2006
Cash flows from operating activities
Net earnings	$26,220	$17,917
(Earnings) loss from discontinued operations	(143)	517
Earnings from continuing operations	26,077	18,434
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Provision for asset impairments and exit costs	-	4,464
Depreciation and amortization	18,914	16,578
Postretirement benefits expense	1,927	1,909
Deferred taxes on income	13,975	8,827
Stock-based compensation expense	2,262	1,481
Other	24	254
Change in operating assets and liabilities:
Accounts receivable	(10,038)	760
Inventories	(18,800)	(16,337)
Prepaid expenses and other assets	(3,839)	(1,173)
Accounts payable	4,392	5,868
Accrued payroll and benefits	(2,577)	691
Postretirement benefits payments	(6,764)	(2,982)
Other accrued expenses and other liabilities	(2,421)	(2,129)
Net cash provided by operating activities	23,132	36,645

Cash flows from investing activities
Purchases of property and equipment	(30,081)	(20,352)
Net proceeds from the sale of assets	24	468
Acquisitions, net of cash acquired	(49,413)	(53,600)
Other	(17)	245
Net cash used in investing activities	(79,487)	(73,239)

Cash flows from financing activities
Net (payments on) proceeds from revolving credit facility	(47,757)	43,131
Proceeds from long-term borrowings	110,000	-
Repayment of long-term borrowings	(2,703)	(1,727)
Financing fees paid	(3,751)	-
Proceeds from sale of common stock	729	2,944
Dividends paid	(3,276)	(3,219)
Net cash provided by financing activities	53,242	41,129

Cash flows from discontinued operations
Net cash used in operating activities	(998)	(2,110)
Net cash provided by investing activities	3,444	3,080
Net cash used in financing activities	-	-
Net cash provided by discontinued operations	2,446	970

Net (decrease) increase in cash and cash equivalents	(667)	5,505
Cash and cash equivalents at beginning of period	12,063	7,655
Cash and cash equivalents at end of period	$11,396	$13,160

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of January 5, 2008 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2
New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied prospectively. FIN 48 became effective at the beginning of Spartan Stores' fiscal year 2008, and the effect of adoption of FIN 48 increased retained earnings by $1.0 million as of the beginning of fiscal year 2008. The adoption of FIN 48 and its effects are more fully described in Note 11.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)" (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 was effective at the beginning of Spartan Stores' fiscal 2008 first quarter. An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority as a result of this consensus. Amounts collected from customers, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. Spartan Stores has no intention of modifying this accounting policy; therefore, the adoption of EITF 06-03 did not have any effect on Spartan Stores' financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. The provisions of the Statement are to be applied prospectively, except for limited retrospective application permitted for certain items. Spartan Stores is currently evaluating the impact, if any, that SFAS 157 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 required Spartan Stores to recognize the funded status of defined benefit postretirement plans as an asset or liability in the consolidated balance sheet and to recognize changes in funded status through comprehensive income as of March 31, 2007. SFAS 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with Spartan Stores' fiscal year ending March 28, 2009. Spartan Stores is currently evaluating the impact of changing the measurement date on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115" (SFAS 159). Under SFAS 159, entities may irrevocably elect to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Spartan Stores does not expect to adopt SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141R), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R will become effective for Spartan Stores at the beginning of fiscal year 2010, and must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal year 2010. Spartan Stores is currently evaluating the impact that SFAS 141R will have on future consolidated financial statements.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are estimates as of January 5, 2008 based on a combination of third-party valuations and internal analyses and may be further adjusted during the allocation period, as defined by SFAS No. 141. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of property and equipment, other intangible assets and residual goodwill. We expect the purchase price allocation to be finalized by the end of fiscal 2008.
(In thousands)	June 15, 2007

Current assets	$13,271
Goodwill	31,653
Favorable leases	2,503
Customer lists	2,953
Other intangible assets	723
Property and equipment	11,150
Total assets acquired	62,253

Current liabilities	1,638
Capital lease obligations, less current portion	4,285
Exit cost reserves, less current portion	3,796
Other long-term liabilities	1,827
Total liabilities assumed	11,546
Net assets acquired	$50,707

Goodwill of $21.4 million and $10.3 million was assigned to the Retail and Distribution segments, respectively, based upon the expected benefits to be derived from the business combination. Additionally, $1.8 million in costs directly related to the acquisition have been included in goodwill, of which $1.2 million and $0.6 million were assigned to the Retail and Distribution segments, respectively. Goodwill of $33.5 million is expected to be deductible for tax purposes.

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

Note 4
Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:
(In thousands)	Retail	Distribution	Total

Balance at April 1, 2007	$89,181	$53,707	$142,888
Felpausch stores acquisition	22,596	10,861	33,457
Other	38	-	38
Balance at January 5, 2008	$111,815	$64,568	$176,383

The following table reflects the components of amortized intangible assets, included in "Other, net" on the Consolidated Balance Sheets:
(In thousands)	January 5, 2008		March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$3,874	$1,604	$3,234	$2,096
Favorable leases	6,488	2,098	4,025	1,655
Customer lists	6,439	819	3,293	239
Franchise fees and other	1,221	431	1,201	347
Total	$18,022	$4,952	$11,753	$4,337

The weighted average amortization period for amortizable intangible assets is as follows:
Non-compete agreements	8.9 years
Favorable leases	11.4 years
Customer lists	7.2 years
Franchise fees and other	11.0 years
Total	9.0 years

Amortization expense for intangible assets was $1.3 million and $0.6 million for the 40 weeks ended January 5, 2008 and December 30, 2006, respectively. Estimated amortization expense for fiscal 2008 and each of the four succeeding fiscal years is as follows:
(In thousands)	Fiscal Year	Amortization Expense
	2008	$1,794
	2009	1,952
	2010	1,826
	2011	1,787
	2012	1,655

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

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:
(In thousands)	16 Weeks Ended
	January 5, 2008	December 30, 2006

Loss from discontinued operations (net of taxes of ($130) and ($279))	$(241)	$(317)
Gain on disposal of discontinued operations (net of taxes of $194)	360	-
Total earnings (loss) from discontinued operations	$119	$(317)

(In thousands)	40 Weeks Ended
	January 5, 2008	December 30, 2006

Loss from discontinued operations (net of taxes of ($975) and ($386))	$(1,810)	$(517)
Gain on disposal of discontinued operations (net of taxes of $1,051)	1,953	-
Total earnings (loss) from discontinued operations	$143	$(517)

Sales for the quarters and year-to-date periods ended January 5, 2008 and December 30, 2006 and significant assets and liabilities of discontinued operations at the end of those periods are included below:
(In thousands)	16 Weeks Ended		40 Weeks Ended
	January 5, 2008	December 30, 2006	January 5, 2008	December 30, 2006

Net sales	$793	$9,133	$14,114	$22,993

Basic earnings (loss) per share	0.01	(0.02)	0.01	(0.02)
Diluted earnings (loss) per share	0.01	(0.01)	0.01	(0.02)

	January 5, 2008	March 31, 2007
(In thousands)

Current assets *	$418	$6,146
Property, net	4,156	4,544
Other long-term assets	45	-
Current liabilities	4,406	6,491
Long-term liabilities	931	2,637

* Includes property and equipment held for sale

Note 6
Asset Impairments and Exit Costs

The following table provides the activity of exit costs for our Retail segment for the 40 weeks ended January 5, 2008. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in Current liabilities and "Exit costs" in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
Lease and Ancillary Costs

Balance at April 1, 2007	$32,703
Exit costs related to Felpausch acquisition	4,235
Payments, net of interest accretion	(4,499)
Balance at January 5, 2008	$32,439

Exit costs of $4.2 million were recorded in the purchase price allocation for the Felpausch acquisition (Note 3) for acquired stores that management plans to or has closed. The exit costs include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term.

Note 7
Long-Term Debt

On May 30, 2007, Spartan Stores issued $110 million in aggregate principal amount of unsecured 3.375% convertible senior notes due May 15, 2027. The notes are general unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated obligations. They are effectively subordinated to our existing and any future secured indebtedness to the extent of the assets securing such indebtedness. The net proceeds from the sale of the notes after deducting selling discounts of 2.5% and offering expenses of $0.7 million were approximately $106.5 million, and were used to pay down amounts owed under our senior secured revolving credit facility and partially fund the Felpausch stores acquisition.

Interest at an annual rate of 3.375% is payable semi-annually on May 15 and November 15 of each year. Contingent interest will be paid to holders of the notes during the period commencing May 20, 2012 and ending on November 14, 2012 and for any six-month period thereafter, if the average contingent interest trading price per $1,000 principal amount of the notes for the five-consecutive-trading-day-period ending on the third trading day immediately preceding the first day of such interest period equals 120% or more of the principal amount of the notes. Contingent interest payable with respect to any six-month period will equal 0.25% per annum of the average contingent interest trading price of $1,000 principal amount of notes during the five-consecutive-trading-day measurement period described above.

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

Upon conversion by the holder, the notes convert at an initial conversion rate of 28.0310 shares of Spartan Stores common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $35.67 per share), subject to adjustments upon certain events, under the following circumstances: 1) during specified periods if the price of Spartan Stores stock reaches specified thresholds; 2) if the trading price of the notes is below a specified threshold; 3) at any time on or after February 15, 2027; 4) upon the occurrence of certain corporate transactions; or 5) in the case of notes called for redemption, at any time prior to the close of business on the business day prior to the redemption date. Upon a surrender of notes for conversion, Spartan Stores will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and our total conversion obligation, and shares of Spartan Stores common stock in respect of the remainder, if any, of our conversion obligation - unless we have elected to satisfy our obligation under such conversion by delivering only shares of our common stock. For the sixteen weeks and forty weeks ended January 5, 2008, the notes had no impact on diluted earnings per share because the average stock price during the period was below $35.67 per share, and the notes, if converted, would require only cash at settlement.

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

Spartan Stores' long-term debt consists of the following:
(In thousands)	January 5, 2008	March 31, 2007

Senior secured revolving credit facility, due December 2012	$29,068	$78,182
Convertible subordinated notes, 3.375% due May 2027	110,000	-
Capital lease obligations (Note 9)	35,773	26,354
Other, 5.00% - 9.25% due fiscal 2009 - 2021	8,758	4,299
	183,599	108,835
Less current portion	10,567	2,494
Total long-term debt	$173,032	$106,341

At January 5, 2008, long-term debt was due as follows:
(In thousands)	Fiscal Year
	2008	$3,938
	2009	7,800
	2010	2,937
	2011	3,079
	2012	3,267
	Thereafter	162,578
		$183,599

The estimated fair value of our long-term debt, including current maturities, was lower than book value by approximately $39.9 million and $19.3 million at January 5, 2008 based upon a twenty-year maturity and seven-year prepayment provision of the convertible subordinated notes, respectively. The estimated fair value was based on market quotes for similar instruments.

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

Note 9
Leases

In conjunction with the Felpausch acquisition (see Note 3), Spartan Stores assumed the leases of the 20 retail stores, two fuel centers and two convenience stores that it continues to operate. Total future lease commitments of Spartan Stores under capital and operating leases in effect at January 5, 2008 are as follows:
(In thousands)	Capital			Operating
Fiscal Year	Used in Operations	Subleased to Others	Total	Used in Operations	Subleased to Others	Total

2008	$1,473	$80	$1,553	$7,033	$238	$7,271
2009	5,671	-	5,671	27,714	1,094	28,808
2010	5,632	-	5,632	25,144	1,004	26,148
2011	5,533	-	5,533	22,105	837	22,942
2012	5,456	-	5,456	16,594	754	17,348
Thereafter	32,845	-	32,845	49,041	1,312	50,353

Total	56,610	80	56,690	$147,631	$5,239	$152,870
Interest	(20,917)	-	(20,917)
Present value of minimum lease obligations	35,693	80	35,773
Current portion	2,539	80	2,619
Long-term obligations at January 5, 2008	$33,154	$-	$33,154

Assets held under capital leases consisted of the following:
(In thousands)	January 5, 2008	March 31, 2007

Buildings and improvements	$29,322	$20,299
Equipment	3,538	889
	32,860	21,188
Less accumulated depreciation	5,979	4,098
Net property	$26,881	$17,090

Note 10
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the third quarter and year-to-date periods ended January 5, 2008 and December 30, 2006:

(In thousands)
16 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Jan. 5, 2008	Dec. 30, 2006	Jan. 5, 2008	Dec. 30, 2006	Jan. 5, 2008	Dec. 30, 2006
Service cost	$883	$771	$13	$11	$53	$56
Interest cost	683	610	9	9	100	102
Expected return on plan assets	(933)	(802)		-		-
Amortization of prior service cost	(173)	(173)			(16)	(16)
Recognized actuarial net loss	73	78	7	7	10	17
Net periodic benefit cost	$533	$484	$29	$27	$147	$159

(In thousands)
40 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Jan. 5, 2008	Dec. 30, 2006	Jan. 5, 2008	Dec. 30, 2006	Jan. 5, 2008	Dec. 30, 2006
Service cost	$2,649	$2,313	$40	$33	$158	$168
Interest cost	2,050	1,828	26	26	301	307
Expected return on plan assets	(2,799)	(2,405)		-		-
Amortization of prior service cost	(518)	(518)	(1)		(48)	(48)
Recognized actuarial net loss	217	233	21	21	29	50
Net periodic benefit cost	$1,599	$1,451	$86	$80	$440	$477

Spartan Stores expects to contribute $7.6 million to its defined benefit pension plans in fiscal 2008 consisting of $2.6 million to meet the minimum funding requirements and a voluntary contribution of $5.0 million. The voluntary contribution will eliminate certain Pension Benefits Guaranty Corporation premiums, move the plan closer to a fully funded status and reduce future pension expense. Contributions of $3.7 million were made in the fiscal year ended March 31, 2007. As of January 5, 2008 and December 30, 2006, $7.0 million and $3.0 million, respectively, had been contributed.

Note 11
Taxes on Income

During the second quarter, the Michigan legislature enacted a new business income tax effective January 1, 2008, which replaced the former Michigan Single Business Tax (SBT) that was in effect through December 31, 2007. The new income tax, or Michigan Business Tax (MBT), is reported in Income taxes in the consolidated statements of earnings, whereas the former SBT was included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings. The new income tax law was subsequently revised on September 30, 2007, two weeks after the end of Spartan Stores' second quarter, to correct a deficiency in the tax code that would have significantly penalized Michigan-based companies. Because the legislative revision was not enacted until Spartan Stores' fiscal 2008 third quarter, generally accepted accounting principles required recognition of the negative impact of the originally enacted law in Spartan Stores' second quarter results, and a credit of this same charge in the third quarter of fiscal 2008 when the revision was enacted. As a result, Spartan Stores recorded a one-time, non-cash charge of $2.7 million in Income taxes in the second quarter and a corresponding change in deferred taxes on income. This charge was credited in the third quarter as a reduction to Income taxes of $2.7 million. As a result of this credit in the third quarter, and five days of MBT expense, the effective income tax rate was 12.4% and 35.1% for the third quarter and year-to-date period, respectively, versus the Federal statutory income tax rate of 35%.

Spartan Stores adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) on April 1, 2007, the first day of fiscal year 2008. Spartan Stores recorded the cumulative effect of adopting FIN 48 by increasing shareholders' equity by $1.0 million. As of April 1, 2007, unrecognized tax benefits were not material. Spartan Stores recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Accrued interest and penalties are not material.

Spartan Stores files income tax returns with federal, state and local tax authorities within the United States. With few exceptions, we are no longer subject to U.S. federal or state examinations by tax authorities for fiscal years before 2004, and are no longer subject to local examination by tax authorities for fiscal years before 2003. In February 2005, the Internal Revenue Service (IRS) completed its examination of Spartan Stores' federal income tax returns for fiscal years 2001 through 2003. In October 2007, the IRS began its examination of the fiscal 2006 tax return.

As of January 5, 2008, there have been no material changes to the amount of unrecognized tax benefits. Spartan Stores does not anticipate that total unrecognized tax benefits will significantly change prior to January 3, 2009.

Note 12
Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment", which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.6 million ($0.03 per diluted share) and $0.4 million ($0.02 per diluted share) in the third quarter of fiscal 2008 and 2007, respectively, as a component of Selling, general and administrative expenses in the Consolidated Statements of Earnings. Stock-based compensation expense (net of tax) was $1.5 million ($0.07 per diluted share) and $1.0 million ($0.05 per diluted share) for the year-to-date period ended January 5, 2008 and December 30, 2006, respectively.

The following table summarizes activity in the share-based compensation plans for the year-to-date period ended January 5, 2008:
	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value

Outstanding at April 1, 2007	609,397	$9.44	546,704	$10.86
Granted	97,138	28.00	168,553	28.03
Exercised/Vested	(115,245)	6.31	(132,789)	10.02
Cancelled/Forfeited	(1,783)	6.48	(3,836)	14.91

Outstanding at January 5, 2008	589,507	$13.12	578,632	$16.03

Vested and expected to vest in the future at January 5, 2008	572,160	$12.90

Exercisable at January 5, 2008	297,173	$8.82

The weighted average grant-date fair value of stock options granted during the third quarter ended January 5, 2008 was $8.59. The weighted average grant-date fair value of stock options granted during the 40 weeks ended January 5, 2008 and December 30, 2006 was $10.91 and $4.84, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
40 Weeks Ended
	January 5, 2008	December 30, 2006

Dividend yield	0.70% - 0.89%	1.00% - 1.46%
Expected volatility	32.84% - 34.51%	30.43% - 31.70%
Risk-free interest rate	4.37% - 4.76%	4.58% - 5.05%
Expected life of option	6.25 years	6.25 years

As of January 5, 2008, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $1.4 million for stock options and $7.9 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.3 years for stock options and approximately 3.6 years for restricted stock.

Note 13
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $4.7 million and $3.8 million for the year-to-date periods ended January 5, 2008 and December 30, 2006, respectively. Non-cash investing and financing activities include capital leases of $6.7 million for the year-to-date period ended January 5, 2008.

Note 14
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:
(In thousands)
	Distribution	Retail	Total
16 Weeks Ended January 5, 2008
Net sales	$410,710	$415,386	$826,096
Depreciation and amortization	2,374	5,369	7,743
Operating earnings	11,587	4,042	15,629
Capital expenditures	2,455	11,622	14,077
16 Weeks Ended December 30, 2006
Net sales	$386,996	$327,418	$714,414
Depreciation and amortization	2,099	4,092	6,191
Operating earnings	7,782	5,568	13,350
Capital expenditures	2,157	6,134	8,291

40 Weeks Ended January 5, 2008
Net sales	$986,945	$1,016,324	$2,003,269
Depreciation and amortization	5,840	12,639	18,479
Operating earnings	25,449	23,214	48,663
Capital expenditures	6,211	23,870	30,081
40 Weeks Ended December 30, 2006
Net sales	$944,320	$843,634	$1,787,954
Depreciation and amortization	5,953	10,170	16,123
Operating earnings	20,957	16,841	37,798
Capital expenditures	5,036	15,316	20,352

	January 5, 2008	March 31, 2007
Total assets
Distribution	$225,170	$193,475
Retail	368,283	283,334
Discontinued operations	4,619	10,690
Total	$598,072	$487,499

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan, Ohio and Indiana.

          We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to nearly 400 independently owned grocery stores and our 102 corporate owned stores. Our Retail segment operates 88 retail supermarkets in Michigan under the banners Family Fare Supermarkets, Glen's Markets, D&W Fresh Markets and Felpausch Food Centers, 14 deep-discount food and drug stores in Ohio and Michigan under the banner The Pharm, 16 fuel centers and convenience stores under the banners Family Fare Quick Stop, Glen's Quick Stop, D&W Fresh Markets Quick Stop and Felpausch Quick Stop which are typically located adjacent to one of our supermarkets.

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

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales				Percentage Change
	16 Weeks Ended		40 Weeks Ended		16 Weeks Ended	40 Weeks Ended
	Jan. 5, 2008	Dec. 30, 2006	Jan. 5, 2008	Dec. 30, 2006	Jan. 5, 2008	Jan. 5, 2008
Net sales	100.0	100.0	100.0	100.0	15.6	12.0
Gross margin	19.7	19.0	19.9	19.5	19.9	14.3
Selling, general and administrative	17.8	17.1	17.5	17.1	20.3	14.2
Provision for asset impairments and exit costs	0.0	0.0	0.0	0.3	0.0	(100.0)
Operating earnings	1.9	1.9	2.4	2.1	17.1	28.7
Other income and expenses	0.5	0.5	0.4	0.5	(4.7)	(10.6)
Earnings before income taxes and discontinued operations	1.4	1.4	2.0	1.6	25.9	41.9
Income taxes	0.1	0.5	0.7	0.6	(55.0)	42.8
Earnings from continuing operations	1.3	0.9	1.3	1.0	68.8	41.5
Earnings (loss) from discontinued operations, net of taxes	0.0	(0.1)	0.0	(0.0)	*	*
Net earnings	1.3	0.8	1.3	1.0	79.9	46.3

* Percentage change is not meaningful

          Net Sales - Net sales for the quarter ended January 5, 2008 ("third quarter") increased $111.7 million, or 15.6 percent, from $714.4 million in the quarter ended December 30, 2006 ("prior year third quarter") to $826.1 million. Net sales for the year-to-date period ended January 5, 2008 ("current year-to-date") increased $215.3 million, or 12.0 percent, from $1,788.0 million in the prior year-to-date period ended December 30, 2006 ("prior year-to-date") to $2,003.3 million.

          Net sales for the third quarter in our Distribution segment increased $23.7 million, or 6.1 percent, from $387.0 million in the prior year third quarter to $410.7 million. Net sales for the current year-to-date period increased $42.6 million, or 4.5 percent, from $944.3 million in the prior year-to-date period to $986.9 million. The third quarter increase was due to the addition of new distribution customers of $57.1 million and an increase in sales to existing customers primarily as a result of a retail competitor exiting the eastern Michigan market, partially offset by the elimination of sales to Felpausch stores of $34.4 million (due to the acquisition). The increase for the current year-to-date period was due to the addition of new distribution customers of $110.0 million and an increase in sales to existing customers , partially offset by the elimination of sales to Felpausch stores of $60.6 million and lost sales of $7.7 million as a result of the terminated relationships. In April of 2007, we reached an agreement to significantly expand our supply relationship with Martin's Super Markets. As a result, we expect annual distribution sales to increase by approximately $100 million after we have fully transitioned the customer, which occurred during September 2007. Year-to-date incremental sales to Martin's Super Markets were approximately $61.0 million. As a result of the acquisition of Felpausch, we expect annual Distribution sales to decline approximately $100 million due to the elimination of intercompany sales.

          Net sales for the third quarter in our Retail segment increased $88.0 million, or 26.9 percent, from $327.4 million in the prior year third quarter to $415.4 million. Net sales for the year-to-date period increased $172.7 million, or 20.5 percent, from $843.6 million in the prior year-to-date period to $1,016.3 million. The third quarter increase was primarily due to incremental sales from the recently acquired Felpausch retail stores of $62.0 million, continued increases in fuel center sales of $15.0 million, supermarket comparable store sales growth of $10.4 million and incremental sales from the acquisition of the PrairieStone pharmacies of $2.8 million. The year-to-date increase was primarily due to incremental sales from the recently acquired Felpausch retail stores of $114.2 million, continued increases in fuel center sales of $30.4 million, supermarket comparable sales growth of $23.3 million, and incremental sales resulting from the acquisition of the PrairieStone pharmacies of $12.5 million, partially offset by lost sales relating to the previously disclosed closing of two retail stores near the end of the prior year first quarter of $3.1 million.

          Total Retail comparable store sales increased 7.2 percent during the third quarter due to our continued capital investments, including store remodels, the opening of additional fuel centers and the PrairieStone Pharmacy acquisition. Fuel center sales contributed a positive 3.8 percentage points toward the total comparable store sales increase. Total Retail comparable store sales increased 6.4 percent in the current year-to-date period, while fuel center sales contributed a positive 3.0 percent to the total. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

          Gross margin for the third quarter increased $27.0 million, or 19.9 percent, from $135.4 million in the prior year third quarter to $162.4 million. As a percent of net sales, gross margin for the third quarter increased to 19.7 percent from 19.0 percent. Gross margin for the year-to-date period increased $49.9 million, or 14.3 percent, from $348.0 million in the prior year-to-date period to $397.9 million. As a percent of net sales, gross margin for the year-to-date period increased to 19.9 percent from 19.5 percent. The gross margin rate improvement was primarily due to a larger concentration of higher margin retail sales as a percentage of consolidated sales and an improvement in distribution segment gross margin, partially offset by growth in lower margin fuel and pharmacy sales and additional promotional activity during grand re-openings of four remodeled stores and one replacement store which have resulted in increased sales and market share.

          Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses for the third quarter increased $24.7 million, or 20.3 percent, from $122.1 million in the prior year third quarter to $146.8 million. As a percent of net sales, SG&A expenses were 17.8 percent for the current quarter compared to 17.1 percent in the prior year third quarter. SG&A expenses for the year-to-date period increased $43.5 million, or 14.2 percent, from $305.8 million in the prior year-to-date period to $349.3 million. As a percent of net sales, SG&A expenses were 17.5 percent year-to-date versus 17.1 percent for the prior year-to-date period.

          The net increase in third quarter SG&A expenses was primarily due to the following:
•	Incremental operating costs associated with the acquired retail stores of $16.6 million, including costs of grand re-openings of two remodeled stores
•	Increases in other compensation and benefits of $2.3 million due to increased sales volume
•	Increased store labor of $2.1 million primarily due to increases in volume, including costs associated with grand re-openings of four remodeled stores and one replacement store
•	The cost of operating additional fuel centers of $0.9 million
•	Increased advertising costs of $0.8 million
•	Increased transportation fuel costs of $0.7 million

•	Increased depreciation and amortization of $0.7 million

          The net increase in year-to-date SG&A expenses was primarily due to the following:
•

Incremental operating costs associated with the acquired retail stores of $30.4 million, including approximately $0.8 million of training and other start-up related costs, and also including costs of grand re-openings of two remodeled stores

•

Increases in other compensation and benefits of $5.5 million due to increased sales volume and the absence of a $1.3 million insurance reserve adjustment recorded in the prior year quarter due to positive loss trends in health care and workers' compensation

•	Increased store labor of $4.3 million primarily due to increases in volume, including costs associated with grand re-openings of four remodeled stores and one replacement store
•	The cost of operating additional fuel centers of $1.9 million
•	Increased transportation fuel costs of $0.8 million
•	Increased depreciation and amortization of $0.8 million
•	Increased advertising of $0.6 million

The increased SG&A expenses were partially offset by reduced operating costs due to the closure of two supermarkets near the end of the prior year first quarter of $1.1 million.

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

          Interest Expense - Interest expense for the third quarter decreased $0.1 million, or 1.4 percent, from $3.9 million in the prior year third quarter to $3.8 million. Interest expense for the year-to-date period decreased $0.8 million, or 8.2 percent, from $9.6 million in the prior year-to-date period to $8.8 million. The decrease in interest expense is primarily due to the amendment of our existing revolving credit facility and the issuance of the convertible senior notes, the proceeds of which were used to pay down amounts owed under our revolving credit facility, which has a higher interest rate. The effect of the lower rates was partially offset by an increase in outstanding debt due to the Felpausch acquisition. See the Liquidity section for additional information on the issuance of convertible senior notes.

          Income Taxes - During the second quarter, the Michigan legislature enacted a new business income tax effective January 1, 2008, which replaced the former Michigan Single Business Tax (SBT) that was in effect through December 31, 2007. The new income tax, or Michigan Business Tax (MBT), is reported in Income taxes in the consolidated statements of earnings, whereas the former SBT is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings through December 31, 2007. The new income tax law was subsequently revised on September 30, 2007, two weeks after the end of our second quarter, to correct a deficiency in the tax code that would have significantly penalized Michigan-based companies. Because the legislative revision was not enacted until our fiscal 2008 third quarter, generally accepted accounting principles required recognition of the negative impact of the originally enacted law in our second quarter results, and a credit of this same charge in the third quarter of fiscal 2008 when the revision was enacted. As a result, we recorded a one-time, non-cash charge of $2.7 million in Income taxes in the second quarter and a corresponding change in deferred taxes on income. This charge was credited in the third quarter as a reduction to Income taxes of $2.7 million. As a result of this credit in the third quarter, and five days of MBT expense, the effective income tax rate was 12.4% and 35.1% for the third quarter and year-to-date period, respectively, versus the Federal statutory income tax rate of 35%.

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

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)
	January 5, 2008	December 30, 2006
Net cash provided by operating activities	$23,132	$36,645
Net cash used in investing activities	(79,487)	(73,239)
Net cash provided by financing activities	53,242	41,129
Net cash provided by discontinued operations	2,446	970
Net (decrease) increase in cash and cash equivalents	(667)	5,505
Cash and cash equivalents at beginning of year	12,063	7,655
Cash and cash equivalents at end of period	$11,396	$13,160

          Net cash provided by operating activities decreased from the prior year-to-date period primarily due to changes in working capital requirements related to sales growth, delayed payment terms for customers opening stores previously closed by a competitor, a pension plan funding contribution and the timing of benefit accruals, partially offset by increased net earnings.

          Our Federal income tax net operating loss carryforward was fully utilized during the second quarter.

          Net cash used in investing activities increased during the current fiscal year primarily due to the acquisition of Felpausch and related capital expenditures. Capital expenditures, which do not include the acquisitions, increased $9.7 million to $30.1 million, of which our Retail and Distribution segments utilized 79.4% and 20.6%, respectively. Expenditures were used for store replacements, remodels and refurbishments, new fuel centers and new equipment and software. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. Our current available borrowings are over $142 million above these limits as of January 5, 2008 and we do not expect to fall below these levels. We expect capital expenditures to range from $47.0 million to $52.0 million for fiscal 2008, which would be allowed even if the restriction applied.

          Net cash provided by financing activities includes cash paid and received related to our long-term borrowings, dividends paid and proceeds from the issuance of common stock. Proceeds of $110 million from the issuance of convertible senior notes were used to reduce borrowings on the senior secured revolving credit facility, to pay related financing fees and to partially fund the Felpausch acquisition. Cash dividends of $3.3 million and $3.2 million were paid in each year-to-date period and cash dividends of $1.1 million and $2.2 million were paid in the current year quarter and prior year quarter, respectively. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at January 5, 2008 are $10.6 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash (used in) provided by discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the payment of store exit cost reserves, insurance run-off claims and other liabilities and proceeds from the sale of assets. Included in current year cash flows from discontinued operations are proceeds on the disposal of assets of $3.6 million. We expect cash provided by discontinued operations to approximate $1.2 million to $2.0 million in fiscal 2008.

          Our principal sources of liquidity are cash flows generated from operations, proceeds from the issuance of convertible senior notes and our senior secured revolving credit facility. Net proceeds from the issuance of the convertible senior notes, after deducting the initial purchasers' discounts of 2.5% and offering expenses of $0.7 million, of $106.5 million were used to pay down the senior secured revolving credit facility and to partially fund the Felpausch acquisition. Interest on our convertible senior notes is payable on May 15 and November 15 of each year, beginning on November 15, 2007. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of January 5, 2008, our revolving credit facility had outstanding borrowings of $29.1 million, available borrowings of $167.4 million and maximum availability of $177.4 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores' business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our revolving credit facility.

          Our current ratio increased to 1.29:1.00 at January 5, 2008 from 1.17:1.00 at March 31, 2007 and our investment in working capital was $47.8 million at January 5, 2008 versus $27.2 million at March 31, 2007. Our debt to total capital ratio at January 5, 2008 was .48:1.00 versus .39:1.00 at March 31, 2007. The change in these ratios was primarily due to obligations assumed related to the Felpausch acquisition, sales growth, seasonal inventory build-up and delayed payment terms to customers opening stores previously closed by a competitor.

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. At January 5, 2008, there have been no material changes to our significant contractual obligations outside the ordinary course of business, except for the assumption of lease obligations in the Felpausch acquisition. As of January 5, 2008, our obligations under the leases assumed in the Felpausch acquisition are as follows:
(In thousands)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$15,863	$3,130	$6,089	$4,359	$2,285
Capital leases	4,520	431	877	1,039	2,173
Interest on capital leases	1,939	349	612	454	524
Lease and ancillary costs of closed stores, including imputed interest	4,782	816	1,605	841	1,520
Total	$27,104	$4,740	$9,183	$6,693	$6,502

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

The following table shows the indebtedness and other liabilities of our subsidiaries as of January 5, 2008:

Spartan Stores Subsidiaries Only
(In thousands)
January 5, 2008
Current Liabilities
Accounts payable	$93,839
Accrued payroll and benefits	30,083
Other accrued expenses	20,613
Current portion of exit costs	8,641
Current maturities of long-term debt and capital lease obligations	10,567
Total current liabilities	163,743

Long-term Liabilities
Postretirement benefits	7,954
Other long-term liabilities	17,798
Exit costs	23,798
Long-term debt and capital lease obligations	33,964
Total long-term liabilities	83,514

Total Subsidiary Liabilities	247,257
Operating Leases	146,485
Total Subsidiary Liabilities and Operating Leases	$393,742

Ratio of Earnings to Fixed Charges

          Our ratio of earnings to fixed charges was 2.65:1.00 and 2.39:1.00 for the third quarter and prior year third quarter, respectively, and 3.36:1.00 and 2.66:1.00 for the year-to-date and prior year-to-date periods, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

          We had letters of credit of $5.3 million outstanding and unused at January 5, 2008. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

New Accounting Standards

          In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied prospectively. FIN 48 became effective at the beginning of our fiscal year 2008, and the adoption of FIN 48 increased retained earnings by approximately $1.0 million as of the beginning of fiscal year 2008. The adoption of FIN 48 and its effects are more fully described in Note 11 to the consolidated financial statements for the quarter ended January 5, 2008.

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

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 will become effective at the beginning of our fiscal year 2009. The provisions of the Statement are to be applied prospectively, except for limited retrospective application permitted for certain items. We are currently evaluating the impact, if any, that SFAS 157 will have on the consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 required that we recognize the funded status of defined benefit postretirement plans as an asset or liability in the consolidated balance sheet and to recognize changes in funded status through comprehensive income as of March 31, 2007. SFAS 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with our fiscal year ending March 28, 2009. We are currently evaluating the impact of changing the measurement date on the consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115" (SFAS 159). Under SFAS 159, entities may irrevocably elect to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect to adopt SFAS 159.

          In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141R), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R will become effective at the beginning of our fiscal year 2010, and must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal year 2010. We are currently evaluating the impact that SFAS 141R will have on our future consolidated financial statements.

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

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of January 5, 2008 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

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

          The Financial Accounting Standards Board is considering a proposed staff position that would change the accounting principles that govern our accounting treatment of the convertible subordinated notes. The proposal would, if issued, require us to record interest expense for the notes from time to time in amounts that exceed the amounts we actually pay. Such an increase in our recorded interest expense would result in a decrease in our reported net earnings and earnings per share.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          The following table provides information regarding the Company's purchases of its own common stock during the third quarter. The Company has no public stock repurchase plans or programs. All transactions reported are with associates under stock compensation plans. These include: (1) shares of Spartan Stores, Inc. stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares withheld to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share

September 16 - October 13, 2007

Employee Transactions	1,064	$22.16

October 14 - November 10, 2007

Employee Transactions	15	$19.92

November 11 - December 8, 2007

Employee Transactions	-	$-

December 9 - January 5, 2008

Employee Transactions	-	$-

Total for Third Quarter ended January 5, 2008	1,079	$22.12

ITEM 6.	Exhibits

          The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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
SPARTAN STORES, INC. (Registrant)

Date: February 7, 2008	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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