Form 10-K
period 2008-03-29
SPARTAN STORES INC
filed 2008-05-15
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 29, 2008.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission File Number: 000-31127

SPARTAN STORES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction) of Incorporation or Organization)	38-0593940 (I.R.S. Employer Identification No.)

850 76th Street, S.W. P.O. Box 8700 Grand Rapids, Michigan (Address of Principal Executive Offices)	49518-8700 (Zip Code)

Registrant's telephone number, including area code: (616) 878-2000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Class Common Stock, no par value	Name of Exchange on which Registered NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act).
Large accelerated filer ___	Accelerated filer X	Non-accelerated filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Select Market on September 14, 2007 (which was the last trading day of the registrant's second quarter in the fiscal year ended March 29, 2008) was $462,258,770.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, no par value, outstanding as of May 12, 2008: 21,876,748 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held August 13, 2008

Forward-Looking Statements

          The matters discussed in this Annual Report on Form 10-K include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "plans," "believes," "estimates," "intends," is "optimistic" or "confident" that a particular occurrence or event "will," "may," "could," "should" or "will likely" result or occur or "continue" in the future, that the "outlook" or "trend" is toward a particular result or occurrence, that a development is a "priority" or "strategy" or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Estimates" in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and strengthen our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; sell on favorable terms assets classified as held for sale; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends, and implement the other programs, plans, priorities, strategies, objectives, goals or expectations described in this Annual Report, our other reports, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed in the "Risk Factors" discussion in Item 1A of this Annual Report.

          This section and the discussions contained in Item 1A, "Risk Factors," of this report and in Item 7, subheading "Critical Accounting Policies" in this report, both of which are incorporated here by reference, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to Spartan Stores or that Spartan Stores currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this Annual Report.

PART I
Item 1.	Business

Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana. We operate two business segments: Distribution and Retail. We estimate that we are the tenth largest wholesale distributor to supermarkets in the United States and the largest wholesale distributor to supermarkets in Michigan. According to Trade Dimensions Market Scope, our distribution and retail operations hold a combined #1 or #2 market share in many of the key Michigan markets we serve. For the fiscal year ended March 29, 2008 ("fiscal 2008"), we generated net sales of $2.5 billion.

          Established in 1917 as a cooperative grocery distributor, Spartan Stores converted to a for-profit business corporation in 1973. In January 1999, we began to acquire retail supermarkets in our focused geographic regions. In August 2000, our common stock became listed on the NASDAQ Stock Market under the symbol "SPTN." With approximately 8,100 associates, Spartan Stores distributes a wide variety of products to nearly 400 independent grocery stores and operates 84 conventional supermarkets.

          Spartan Stores has established four key management priorities that focus on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Distribution and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:
•

Retail sales growth: Leverage investments in fuel centers and pharmacy operations to drive related supermarket comparable sales, continue to focus on category management initiatives, specifically focusing on perishables offerings and continue with our capital plan focusing on remodels, replacement stores, adjacent acquisitions, expansions and new stores to fill in existing markets.

•

Distribution sales growth: Focus on increased penetration of existing customers, attract new in-market customers and adjacent-state customers, continue to share "best retail practices" with customers, provide a superior value-added relationship and pursue acquisitions.

•

Margin enhancement: Continued focus on retail shrink improvement, increased penetration of private label programs, improved offerings in our perishables department and continued focus on improving the cost of merchandise through vendor partnerships.

•

Selling, general and administrative ("SG&A") expense cost containment: Continue to focus on improving efficiency and general cost containment in all areas to help offset inflationary pressures on total SG&A expenses.

          We believe significant progress has been made towards achieving these long-term priorities in recent years and we will continue to focus on these priorities.

Distribution Segment

          Our Distribution segment provides a selection of approximately 45,000 stock-keeping units (SKU's), including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care items to nearly 400 independent grocery stores and our 84 corporate-owned stores. Also included are approximately 3,000 private label grocery and general merchandise items. Total revenues from our Distribution segment, including shipments to our corporate-owned stores which are eliminated in the consolidated financial statements, were $1.9 billion for fiscal 2008.

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

          On April 24, 2007, we reached an agreement to significantly expand our distribution supply relationship with Martin's Super Markets, an independent supermarket retailer with locations in southwest Michigan and north central Indiana. Our existing supply relationship expanded to include dry groceries, dairy and frozen products and our portfolio of corporate private label brands in addition to the existing health and beauty care products, general merchandise and pharmacy products. The expanded relationship includes all 20 locations of Martin's Super Markets. We expect annual distribution sales to increase by approximately $100 million after we have fully transitioned the customer, which occurred during September 2007. This relationship, our first major move to distribute to independent retailers outside the state of Michigan, significantly increases our distribution presence in Indiana and demonstrates a successful beginning to fulfill our stated business strategy of growing our distribution customer base to contiguous midwestern states.

          Our Distribution customer base is very diverse, with no single customer exceeding 12% of Distribution net sales, excluding corporate-owned stores. Our five largest Distribution customers (excluding corporate-owned stores) accounted for approximately 30% of our fiscal 2008 Distribution net sales. In addition, approximately 62% of Distribution net sales, including corporate-owned stores, are covered under supply agreements with our Distribution customers or are directly controlled by Spartan Stores.

          Distribution Functions. Our Distribution business utilizes approximately 1.8 million square feet of warehouse, distribution and office space. We supply our independent Distribution customers and our corporate-owned stores from our distribution centers located in Grand Rapids and Plymouth, Michigan. We believe that our distribution facilities are strategically located to efficiently serve our customers. We are continually evaluating our inventory movement and assigning SKU's to appropriate facilities within our distribution centers to reduce the time required to pick products.

          During fiscal 2008, we successfully implemented a product slotting optimization software tool that enables us to locate product in our distribution centers more efficiently, which leads to increased productivity by reducing travel time expended during our inbound and outbound processing of merchandise. In fiscal 2009, our goal is to implement a comprehensive inventory management strategy that will result in accelerated improvement in inventory turnover. We are committed to ensuring that we have the warehouse capacity that will support distribution growth, and to improving our distribution cost structure through productivity initiatives and technology, such as re-racking portions of our facilities that allows for optimized cube utilization as well as increasing warehouse square footage for commodities in which we are aggressively growing.

          We continue to reap benefits from our voice-activated selection technology in our warehouse job functions used in all of our warehouse facilities. Having completed implementation in fiscal 2007, the voice selection technology has proven to be a valuable investment through a substantial reduction in warehouse selection errors and significant improvement in inventory accuracy. We will continue to rely on this tool to realize continued service improvements.

          To supply our Distribution customers, we operate a fleet of approximately 90 tractors, 200 conventional trailers and 175 refrigerated trailers, substantially all of which are leased. In fiscal 2008, we replaced 42 conventional trailers and four tractors and refurbished 66 refrigerated trailers as we continue to place emphasis on investing, updating and developing the fleet as our wholesale distribution business expands. We have developed an equipment replacement strategy whereby we continually evaluate the optimum equipment life cycle in order to capitalize on reduced vehicle maintenance costs and the most favorable equipment residual value. We have also introduced power equipment with new emission level requirements to support the clean cities "Green" initiative and to assess the operational impact to the company. This investment also ensures that our fleet has a world-class appearance on the road and, as we continue to add new units with more Spartan private label logo visibility, we take pride in our "rolling billboards". For fiscal 2009, we will focus on increased cube utilization of our trailers that should allow us to improve our sales dollars delivered per mile, resulting in a reduction in our cost to deliver products.

          We have developed a safe and participative work environment and continue to see fewer workplace accidents, resulting in a considerable reduction of worker compensation claims at our distribution centers. Critical success factors include coordination of the Health and Safety and Distribution departments to develop and execute safety and sanitation audit processes.

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

Retail Segment

          According to Trade Dimensions Market Scope, our retail supermarkets maintain a #1 or #2 market share position in most of the Michigan markets they serve. We believe that our strong market share positions result from our distinct "neighborhood market" focus and the favorable name recognition of our banners. Our neighborhood market strategy distinguishes our stores from supercenters and limited assortment stores by emphasizing convenient locations, demographically targeted merchandise selections, strong perishables offerings, customer service, value pricing and community involvement.

          On June 15, 2007, we acquired certain assets and assumed certain liabilities related to 20 retail grocery stores, two fuel centers and three convenience stores from G&R Felpausch Company and affiliated companies ("Felpausch"), a privately-held retail grocery operator serving south and central Michigan. The retail stores include the operations of nine in-store pharmacies. The transaction represents another step in the component of our business strategy focused on growing our business through opportunistic acquisitions of other grocery operators that are adjacent to or in markets where we operate today. The Felpausch stores serve many communities where we previously had no retail presence. They also provide a geographic fit with our current retail store footprint, while providing expansion into central Michigan. Our Retail segment now operates 84 retail supermarkets predominantly in midsize metropolitan, tourist and lake communities of Michigan. Our retail supermarkets are operated under the banners Family Fare Supermarkets, Glen's Markets, D&W Fresh Markets and Felpausch Food Centers.

          Our 84 retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. Fifty-one of our supermarkets also offer pharmacy services. In addition to nationally advertised products, the stores carry private label items, including our Spartan brand, Aroma Street Bakery and three private label brands that result from our strategic relationship with Topco Associates LLC: Top Care, a health and beauty care brand label, Valu Time, a value brand label, and Full Circle, a natural and organic brand label. These private label items provide above-average retail margins and we believe they help generate increased customer loyalty. See "Merchandising and Marketing - Corporate Brands." Our retail supermarkets range in size from approximately 13,100 to 62,100 total square feet and average approximately 40,000 total square feet per store.

          During fiscal 2008, we added six fuel centers in Michigan operating under the banners Family Fare Quick Stop, Glen's Quick Stop and Felpausch Quick Stop. The additional fuel centers consisted of four new openings and two acquired fuel centers. We now operate a total of 16 fuel centers. These fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of immediately consumable products. Our prototypical Quick Stop stores are approximately 1,100 square feet in size and are typically located adjacent to our supermarkets. We expect that the location of the fuel center along with cross-merchandising initiatives will attract customers to the adjacent supermarket, resulting in increased supermarket sales. We are planning to continue to open several additional fuel centers each year over the next few years.

          We acquired our stores as a result of eight acquisitions from January 1999 to June 2007. The following chart details the changes in the number of our retail stores over the last five fiscal years:
Fiscal Year	Number of Stores at Beginning of Fiscal Year	Stores Acquired or Added During Fiscal Year	Stores Closed or Sold During Fiscal Year		Number of Stores at End of Fiscal Year

2004	102	-	27	*	75
2005	75	-	-		75
2006	75	-	2		73
2007	73	16	2		87
2008	87	20	8		99	**

* Represents closure/sale of Foodtown stores.
** Includes 14 The Pharm stores intended to be sold and one Felpausch store to be closed in the first quarter of Fiscal 2009.

          During fiscal 2008, we completed five major remodels of our stores in addition to many other limited remodels and store resets. Two of those stores were grand re-openings of remodeled Felpausch Food Centers stores. We also replaced one existing store with a newly constructed store that nearly doubles the square footage of the former store. The new store is the prototype for future Family Fare Supermarkets stores and offers a much larger selection of products, new services including a drive-thru pharmacy and a fuel center. The store also is environmentally friendly, with energy efficient lighting, heating and other equipment and has received the Energy Star certification.

          We are finalizing details of a five-year plan for new stores, remodels and fuel centers, and we have significantly increased our capital commitment to support the growth phase of our business strategy. During fiscal 2009, we plan to complete major remodels on seven stores, and begin construction on one new store and up to two replacement stores and approximately five new fuel centers. We are eagerly anticipating the planned development of a new D&W Fresh Markets store that, by design and product offer, will become a prototype model for future D&W offerings. The D&W Fresh Market of the future is currently in design development with final plans to begin construction as soon as is feasible.

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

Reporting Segment Financial Data

          More detailed information about our reporting segments may be found in Note 13 to the consolidated financial statements included in Item 8, which is herein incorporated by reference. All of our sales and substantially all of our assets are in the United States of America.

Discontinued Operations

          Our former insurance operations and certain of our retail, distribution and real estate operations have been recorded as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, for all years presented, all Consolidated Statements of Earnings information in this Annual Report on Form 10-K has been adjusted and the discontinued operations information is excluded, unless otherwise noted.

Insurance Operations

          At March 29, 2008, we had approximately $0.8 million in insurance reserves for open claims liabilities related to policies that were not ceded (transferred) to an unrelated third party. We will remain obligated under these policies until all claims are closed. We have retained an independent third party administrator to manage these claims.

Retail Operations

          Discontinued retail operations consist of 79 stores, including all former Food Town and The Pharm stores.

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

          With the efficiencies created from combining each of these functions and by partnering with our vendors to develop more robust category management, we have been able to more effectively develop and roll out our merchandising programs, which has aided our ability to increase our sales and earnings. We have and will look to expand these offerings and partner with our independent customers over time to continue to realize incremental benefits.

          As we expand our service offerings, we believe that we differentiate ourselves from our competitors by offering a full set of services, from our specialty warehouse in our Distribution segment to the addition of fuel centers and Starbucks Coffee shops and Seattle's Best Coffee cafes in our "neighborhood market" retail stores. During fiscal 2008, our D&W Fresh Markets began sharing a passion for food with a new Culinary Classroom program. Through this program, consumers are invited to attend chef presentations and hands-on cooking classes covering a wide variety of class topics. A variety of highly qualified chefs and food experts are enlisted to teach the D&W Fresh Markets Culinary Classroom.

          In 2007, we embarked on a pharmacy initiative with a healthy living emphasis. As noted above, the total number of our supermarkets that offer pharmacy services is 51. We believe the pharmacy service offering is an important part of the consumer experience, and we have continued this initiative in 2008 to link our pharmacies with our center store product offerings in order to promote wellness and healthy living, and improve overall customer service.

          At Spartan Stores, we are committed to being a consumer driven retailer. Beginning in fiscal 2009, we will be implementing a new customer satisfaction program that asks customers to give us feedback every day in every store. Our retail customers will be randomly selected via point-of-sale receipts and invited to give us feedback by taking an online survey. With this improved process, we will be better able to assess overall customer satisfaction and perform even more insightful analysis of how well we are executing on key drivers of customer satisfaction and loyalty. We believe this program will better enable us to strive for consistency and excellence in the overall consumer experience.

          Corporate Brands. We currently market and distribute approximately 3,000 private label brand items including our Spartan brand, Aroma Street Bakery and three private label brands that result from our strategic relationship with Topco Associates LLC: Top Care, a health and beauty care brand label, Valu Time, a value brand label, and Full Circle, a natural and organic brand label. We believe that our private label offerings have been well received by consumers and that these brands are part of our most valuable strategic assets of the Company, demonstrated through customer loyalty and profitability.

          Since fiscal 2004, we have re-energized our Spartan brand and rolled out an award-winning redesigned label and many new product categories, and have fully converted to the redesigned label on all of our private label products. Two of our new private label products were recently recognized for excellence. Spartan Black Forest Deli Ham won the Salute to Excellence Award in the ready-to-eat category presented by the Private Label Manufacturers Association, an award that represents the industry's appreciation for outstanding products. Also, Private Label Buyer magazine gave Spartan Stores a 2007 award for packaging of Spartan Photo Paper and Inkjet Cartridges. This award underscores Spartan Stores' commitment to quality packaging as well as excellent products.

          With our Spartan brand, we expect to leverage our investment in our fresh food initiative going forward by pursuing opportunity in fresh department consumer offerings with Spartan fresh products. We began this objective this year by introducing Spartan brand frozen seafood and Spartan brand fresh baby carrots, and plan to expand our Spartan fresh product offerings in the future.

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

          We believe we have developed and implemented strategies and processes that allow us to remain competitive in our Retail segment. We monitor planned store openings by our competitors and have established proactive strategies to respond to new competition both before and after the competitive store opening. Strategies to combat competition vary based on many factors, such as the competitor's format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, 12 competitor supercenters opened in markets in which we operate corporate-owned stores. Two additional openings are expected to occur during fiscal 2009 against our corporate-owned stores. As a result of these openings we believe the majority of our supermarkets compete with at least one supercenter.

          The primary competitive factors in the distribution business include price, product quality, variety and service. We believe our overall service level, defined as actual units shipped divided by actual units ordered, is among industry leading performance.

Seasonality

          Our sales and operating performance vary with seasonality. Our first and fourth quarters are typically our lowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected by the timing of the Easter holiday, which results in stronger sales. Many northern Michigan stores are dependent on tourism and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. All quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. Fiscal 2007 contained 53 weeks; therefore, the fourth quarter of fiscal 2007 consisted of 13 weeks rather than 12 weeks.

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

Intellectual Property

          We own valuable intellectual property, including trademarks and other proprietary information, some of which are of material importance to our business.

Technology

          We invest in technology as a means of maximizing the efficiency of our operations and improving service to our customers. Our focus has been to continue to refine and enhance our reporting, business processes and data integrity to provide a base for continuous improvement and seamless information flow.

          Supply Chain. During fiscal 2008, we installed a new warehouse product slotting and layout optimization system. We also implemented the first phase of a comprehensive distribution metric reporting system, and began the implementation of a new transportation management system during the last quarter of the fiscal year. We continued to enhance our web site in support of vendor and customer communications and processes.

          Retail Systems. During fiscal 2008, we expanded our computer-assisted ordering and perpetual inventory pilot from two to four of our corporate-owned stores for the grocery, frozen, dairy, general merchandise and HBC departments. We also deployed a new promotion planning and Ad layout system for use by our Marketing and Merchandising departments.

          Financial Systems. During fiscal 2008, we enhanced our budgeting and forecasting system. We also continued to increase the number of automated interfaces with our business partners to our financial systems. We deployed associate self-service support for our benefits and human resource management system, and we enhanced our capabilities for organization management and change tracking in our human resource system.

          Information Technology. We upgraded and expanded our storage infrastructure at our production and backup data centers. We continued to enhance the processing infrastructure at our back up data center.

Subsidiaries

          Our Distribution segment consists primarily of our wholly-owned subsidiary, Spartan Stores Distribution, LLC. We operate our Retail segment through our wholly-owned subsidiary, Seaway Food Town, Inc. and its respective subsidiaries.

Associates

          We currently employ approximately 8,100 associates, 4,300 of which are full-time and 3,800 of which are part-time.

          Unions represent approximately 11% of our associates. A contract covering 180 distribution center and transportation associates expires in April 2010. Contracts covering approximately 660 distribution center and transportation associates expire in October 2011.

          We consider our relations with our union and non-union associates to be good and have not had any material work stoppages in over twenty years.

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

          Our business faces many risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or risks that we currently deem immaterial or unlikely. If any of the events or circumstances described in the following risk factors occurs, our financial condition or results of operations may suffer, and the trading price of our common stock could decline. This discussion of risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K. All of our forward-looking statements are affected by the risk factors discussed in this item and this discussion of risk factors should be read in conjunction with the discussion of forward-looking statements which appears at the beginning of this report.

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

The sales of The Pharm stores are subject to certain closing conditions that, if not satisfied or waived, will result in the transactions not being completed.

          The pending sales of The Pharm stores have not closed at this time. If we do not complete the transactions, the market price of our common stock may fluctuate to the extent that the current market price reflects a market assumption that the transactions will be completed. We will also be obligated to pay certain professional fees and related expenses in connection with the transactions, whether or not the transactions are completed.

Our business is subject to risks from regional economic conditions and other factors in our markets.

          Our business is dependent upon the sale of groceries and related products to our customers. Most of our sales are to customers located in Michigan, Ohio and Indiana. Adverse economic conditions or reduction in the populations of or the loss of purchasing power by residents in those areas could reduce the amount of groceries purchased, which could adversely affect our revenues and profitability. Further adverse developments in the automotive and auto supply industries in Michigan and Indiana could have an additional adverse affect on purchasing power of our customers and prospective customers in some markets served by our retail stores and those of our distribution customers.

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

          Our success depends to a significant degree upon the continued contributions of senior management. The loss of any key member of our management team may prevent us from implementing our business plans in a timely manner. We cannot assure you that successors of comparable ability will be identified and appointed and that our business will not be adversely affected.

A number of our associates are covered by collective bargaining agreements.

          Certain of our associates in our distribution business segment are covered by collective bargaining agreements, most of which expire at various times over the course of the next four years. In future negotiations with labor unions, we expect that rising health care, pension and employee benefit costs, among other issues, will continue to be important topics of negotiation. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate acceptable contracts with labor unions. This could significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

Postretirement obligations could increase future expenses.

          We contribute to several multi-employer pension plans based on obligations arising under collective bargaining agreements. These plans are not administered by or in any way controlled by us and we have relatively little control over the level of contributions we are required to make to these plans. We believe a number of these multi-employer plans are underfunded. As a result, contributions are scheduled to increase and we expect that contributions to these plans may be subject to further increases. Additionally, the benefit levels and related issues will continue to create collective bargaining challenges. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, governmental regulations, the actual return on assets held in the plan, the continued viability and contributions of other employers which contribute to the plan, and the potential payment of a withdrawal liability if we choose to exit a market, among other factors.

          Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan's underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. Withrawal liabilities may be incurred under a variety of circumstances, including selling, closing or substantially reducing employment at a facility. Withdrawal liabilities could be material, and potential exposure to withdrawal liabilities may influence business decisions and could cause the company to forgo business opportunities.

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

          We use a combination of insurance and self-insurance to provide for potential liabilities for workers' compensation, automobile and general liability, property insurance, director and officers' liability insurance, and employee health care benefits. The liabilities that have been recorded for these claims represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through March 29, 2008. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect the level of reserves required and could cause material future expense to maintain reserves at appropriate levels.

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

Damage to our facilities could harm our business.

          A majority of the product we supply to our retail stores and distribution customers flows through our two distribution centers. While we believe we have adopted commercially reasonable precautions, insurance programs, and contingency plans, destruction of, or substantial damage to either of these facilities due to natural disaster, accident, terrorism, or other causes could substantially compromise our ability to distribute products to our retail stores and distribution customers. This could result in a substantial loss of sales, profits and asset value.

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
Item 1B.	Unresolved Staff Comments

          None.

Item 2.	Properties

Distribution Segment Real Estate

          The following table lists the location, approximate size and ownership of the facilities used in our Distribution segment:
Facilities	Location	Total Square Feet	Ownership

Dry grocery	Grand Rapids, MI	585,492	Owned
Fresh (refrigerated)	Grand Rapids, MI	306,522	Owned
General merchandise	Grand Rapids, MI	232,700	Owned
General office (including print shop)	Grand Rapids, MI	127,323	Owned
Transportation and salvage	Grand Rapids, MI	78,760	Owned
Warehouse and office	Grand Rapids, MI	66,626	Leased
Dry grocery	Plymouth, MI	414,700	Leased
Total		1,812,123

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

Retail Segment Real Estate

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our retail supermarkets:

Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership

Family Fare Supermarkets	27	Western Michigan	1,203,619	44,578	Leased

Glen's Markets	34	Northern and Central Michigan	1,216,716	35,786	Leased

D&W Fresh Markets	10	Western Michigan	476,339	47,634	Leased

Felpausch Food Centers	13	Western and Central Michigan	466,656	35,897	Leased

Total	84		3,363,330	40,040

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our fuel centers:
Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership
Family Fare Quick Stop	7	Western Michigan	8,340	1,191	Leased

Family Fare Quick Stop	2	Western Michigan	5,093	2,547	Owned

D&W Fresh Markets Quick Stop	2	Western Michigan	2,110	1,055	Leased

Glen's Quick Stop	4	Northern Michigan	5,634	1,409	Leased

Felpausch Quick Stop	1	Central Michigan	2,700	2,700	Leased

Total	16		23,877	1,492

Item 3.	Legal Proceedings

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

          No matters were submitted to a vote of Spartan Stores' shareholders during the fourth quarter of fiscal 2008 through the solicitation of proxies or otherwise.

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

          Spartan Stores common stock is traded on the NASDAQ Global Select Market under the trading symbol "SPTN."

          Stock sale prices are based on transactions reported on the NASDAQ Global Select Market. Information on quarterly high and low sales prices for Spartan Stores' common stock appears in Note 14 to the consolidated financial statements and is incorporated here by reference. At May 13, 2008 there were approximately 552 shareholders of record of Spartan Stores common stock.

          The Company paid a quarterly cash dividend of $0.05 per common share in the fiscal 2006 fourth quarter, and in each quarter of fiscal 2007 and 2008. Under its senior revolving credit facility, the Company is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions or share repurchases, do not exceed $15.0 million. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors at its discretion. The ability of the board of directors to continue to declare dividends will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

          See Item 12 for information regarding the Spartan Stores' equity compensation plans.

          There were no transactions regarding the Company's purchases of its own common stock during the fourth quarter. The Company has no public stock repurchase plans or programs.

Item 6.	Selected Financial Data

          The following table provides selected historical consolidated financial information of Spartan Stores. The historical information was derived from our audited consolidated financial statements as of and for each of the five fiscal years ended March 27, 2004 through March 29, 2008. As noted elsewhere in this Form 10-K, for all years presented, Consolidated Statements of Earnings information in this Form 10-K has been adjusted for the reclassification of discontinued operations information, unless otherwise noted. See Note 4 to the consolidated financial statements in Item 8 for additional information on discontinued operations. Fiscal 2007 consisted of fifty-three weeks. All other years presented consisted of fifty-two weeks.

(In thousands, except per share data)
	Year Ended
	March 29, 2008 (D)	March 31, 2007 (D)	March 25, 2006	March 26, 2005	March 27, 2004

Statements of Operations Data:
Net sales	$2,476,822	$2,206,270	$1,872,854	$1,861,111	$1,861,864
Cost of sales	1,981,854	1,774,816	1,527,736	1,514,118	1,524,763
Gross margin	494,968	431,454	345,118	346,993	337,101
Selling, general and administrative expenses	433,346	378,324	310,013	311,535	322,357
Provision for asset impairments and exit costs (A)	-	4,464	985	-	715
Operating earnings	61,622	48,666	34,120	35,458	14,029
Interest expense	11,133	12,132	7,138	8,557	12,223
Debt extinguishment (B)	-	-	-	561	8,798
Other, net	(287)	(647)	(1,317)	(898)	(316)
Earnings (loss) before income taxes and discontinued operations	50,776	37,181	28,299	27,238	(6,676)
Income taxes	18,265	13,013	9,650	8,316	(2,336)
Earnings (loss) from continuing operations	32,511	24,168	18,649	18,922	(4,340)
Earnings (loss) from discontinued operations, net of taxes (C)	1,795	992	(477)	(96)	(2,358)
Net earnings (loss)	$34,306	$25,160	$18,172	$18,826	$(6,698)

Basic weighted average shares outstanding	21,275	20,913	20,796	20,439	20,016
Diluted weighted average shares outstanding	21,668	21,408	21,174	20,743	20,016
Basic earnings (loss) from continuing operations per share	$1.53	$1.15	$0.89	$0.92	$(0.22)
Diluted earnings (loss) from continuing operations per share	1.50	1.13	0.88	0.91	(0.22)
Basic earnings (loss) per share	1.61	1.20	0.87	0.92	(0.33)
Diluted earnings (loss) per share	1.58	1.18	0.86	0.91	(0.33)
Cash dividends declared per share	0.20	0.20	0.05	-	-

Balance Sheet Data:

Total assets	$610,137	$487,499	$378,597	$384,457	$392,864
Property and equipment, net	183,185	143,213	115,178	108,879	108,437
Working capital	20,499	27,213	20,736	30,258	38,125
Long-term obligations	143,574	106,341	64,015	91,946	124,616
Shareholders' equity	206,646	172,741	145,417	125,410	105,667

(A)	See Note 5 to Consolidated Financial Statements

(B)

We recorded non-cash pre-tax charges of $0.6 million and $8.8 million during fiscal 2005 and fiscal 2004, respectively, for the write-off of unamortized financing fees as a result of refinancing activities.

(C)	See Note 4 to Consolidated Financial Statements
(D)	For information regarding the Felpausch and D&W acquisitions, refer to Note 2 to the consolidated financial statements set forth in Part II, Item 8 of this report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

          We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to nearly 400 independently owned grocery stores and our 84 corporate owned stores. Our Retail segment operates 84 retail supermarkets in Michigan under the banners Family Fare Supermarkets, Glen's Markets, D&W Fresh Markets, and Felpausch Food Centers and 16 fuel centers/convenience stores under the banners Family Fare Quick Stop, Glen's Quick Stop, D&W Fresh Markets Quick Stop and Felpausch Quick Stop which are typically located adjacent to one of our supermarkets. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores.

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

          On April 24, 2007, we reached an agreement to significantly expand our distribution supply relationship with Martin's Super Markets, an independent supermarket retailer with locations in southwest Michigan and north central Indiana. Our existing supply relationship expanded to include dry groceries, dairy and frozen products and our portfolio of corporate private label brands in addition to the existing health and beauty care products, general merchandise and pharmacy products. The expanded relationship includes all 20 locations of Martin's Super Markets. We expect annual distribution sales to increase by approximately $100 million after we have fully transitioned the customer, which occurred during September 2007. This relationship, our first major move to distribute to independent retailers outside the state of Michigan, significantly increases our distribution presence in Indiana and demonstrates a successful beginning to fulfill our stated business strategy of growing our distribution customer base to contiguous midwestern states.

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

          The Felpausch transaction is expected to increase annual retail segment sales by approximately $200 million, but annual consolidated sales are expected to increase by approximately $100 million as Felpausch was an existing distribution customer. The Company expects to realize many operational synergies from the transaction, however, the gains are initially expected to be more than offset by transition expenditures of approximately $5.0 million to $6.0 million. These transitional expenses are for marketing and promotional activities associated with merchandising, product and branding initiatives, as well as initial employee training and other costs associated with integrating the acquired operations and are expected to be primarily incurred over the first 15 to 21 months of operation.

          We also operated 14 deep-discount food and drug stores under the banner The Pharm. We have entered into agreements to sell certain assets of 13 of the 14 stores. We are in negotiations to sell certain assets of the one remaining store. Divesting these stores will allow us to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. The Pharm has been included in discontinued operations in the accompanying consolidated financial statements for all years presented.

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

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:
	Percentage of Net Sales			Percentage Change
	March 29, 2008	March 31, 2007	March 25, 2006	2008/2007	2007/2006
Net sales	100.0	100.0	100.0	12.3	17.8
Gross margin	20.0	19.6	18.4	14.7	25.0
Selling, general and administrative expenses	17.5	17.2	16.5	14.5	22.0
Provision for asset impairments and exit costs	-	0.2	0.1	(100.0)	*
Operating earnings	2.5	2.2	1.8	26.6	42.6
Other income and expenses	0.5	0.5	0.3	(5.6)	97.3
Earnings before income taxes and discontinued operations	2.0	1.7	1.5	36.6	31.4
Income taxes	0.7	0.6	0.5	40.4	34.8
Earnings from continuing operations	1.3	1.1	1.0	34.5	29.6
Earnings (loss) from discontinued operations, net of taxes	0.1	0.0	(0.0)	80.9	*
Net earnings	1.4	1.1	1.0	36.4	38.5

* Percentage change is not meaningful

          Results of Continuing Operations for the Fiscal Year Ended March 29, 2008 Compared to the Fiscal Year Ended March 31, 2007

          Net Sales. Net sales increased $270.6 million, or 12.3%, from $2,206.3 million in fiscal 2007 to $2,476.8 million in fiscal 2008. The sales increase was primarily due to incremental sales from the Felpausch acquisition, new distribution customer business, higher fuel center sales, comparable store sales growth in our supermarkets, increased sales to existing distribution customers and incremental sales from the acquired PrairieStone pharmacies. The sales increase was partially offset by the absence of an extra week of sales included in the prior year fourth quarter, lost sales associated with the ending of two customer relationships during the prior year, and lost sales from two corporate-owned stores closed near the end of the first quarter of fiscal 2007.

          Net sales in our Distribution segment, after intercompany eliminations, increased $46.2 million, or 3.7%, from $1,238.1 million to $1,284.3 million primarily due to addition of new distribution customers of $159.0 million and an increase in sales to existing customers of $19.5 million primarily as a result of a retail competitor exiting the eastern Michigan market, partially offset by the elimination of sales to Felpausch stores of $101.7 million (due to the acquisition), an extra week of sales in fiscal 2007 of $22.9 million and lost sales of $7.7 million as a result of terminated customer relationships in fiscal 2007. In April of 2007, we reached an agreement to significantly expand our supply relationship with Martin's Super Markets. As a result, we expect annual distribution sales to increase by approximately $100 million after we have fully transitioned the customer, which occurred during September 2007. Fiscal 2008 incremental sales to Martin's Super Markets were approximately $87.0 million.

          Net sales in our Retail segment increased $224.3 million, or 23.2%, from $968.2 million to $1,192.5 million. The sales increase was primarily due to incremental sales from the recently acquired Felpausch retail stores of $160.4 million, increases in fuel center sales of $40.4 million, supermarket comparable sales growth of $31.5 million, and incremental sales resulting from the acquisition of the PrairieStone pharmacies of $11.5 million, partially offset by lost sales relating to the previously disclosed closing of two retail stores near the end of the prior year first quarter of $3.1 million and an extra week of sales included in the prior year of $16.4 million. Total retail comparable store sales increased 6.1 percent in fiscal 2008 due to our ongoing capital investment program, including store remodels, the opening of additional fuel centers and the PrairieStone Pharmacy acquisition. Excluding sales from fuel centers, the PrairieStone Pharmacy acquisition and the impact of the extra week of sales in the prior year, comparable store sales increased 3.4 percent. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

          During the past three fiscal years, 12 competitor supercenters opened in markets where we operate corporate-owned stores. Two additional openings are expected in our owned store markets during fiscal 2009. The new competitor supercenter openings are expansions of existing discount stores or are in markets already served by a supercenter; therefore, we believe that our operating practices will allow us to sustain our growth.

          Cost of Sales and Gross Margin. Gross margin represents net sales less cost of sales, which include purchase costs and promotional allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

          Gross margin increased by $63.5 million, or 14.7%, from $431.5 million to $495.0 million. As a percent of net sales, gross margin increased from 19.6% to 20.0%. The gross margin rate improvement was primarily due to a larger concentration of higher margin retail sales as a percentage of consolidated sales and an improvement in distribution segment gross margin primarily due to the elimination of sales to our Felpausch stores, partially offset by an increase in LIFO expense of $2.3 million due to higher product costs, growth in lower margin fuel and pharmacy sales and additional promotional activity during grand re-openings of five remodeled stores and one replacement store which have resulted in increased sales and market share. We expect to continue to add supermarket fuel centers, which generate lower profit margins but allow us to increase sales in the adjacent supermarket, as well as offer the consumer a convenience alternative.

          Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses increased $55.0 million, or 14.5%, from $378.3 million to $433.3 million, and were 17.5% of net sales compared to 17.2% last year. The net increase in SG&A is due primarily to the following:
•

Incremental operating costs associated with the acquired retail stores of $42.0 million, including approximately $0.6 million of training and other start-up related costs, and also including $1.3 million of costs for grand re-openings of five remodeled stores and one relocated store

•	Increases in other compensation and benefits of $6.2 million due to increased sales volume and the absence of a $1.3 million insurance reserve adjustment recorded in the prior year
•	Increased store labor of $2.9 million primarily due to increases in volume, including costs associated with grand re-openings of five remodeled stores and one replacement store
•	The cost of operating additional fuel centers of $2.5 million
•	Increased transportation fuel costs of $1.1 million
•	Increased depreciation and amortization of $0.9 million

          The increased SG&A expenses were partially offset by reduced operating costs due to the closure of two supermarkets near the end of the prior year first quarter of $1.1 million.

          Interest Expense. Interest expense decreased $1.0 million, or 8.2%, from $12.1 million to $11.1 million, and was 0.4% of net sales compared to 0.5% last year. The decrease in interest expense is primarily due to the amendment of our existing revolving credit facility and the issuance of convertible senior notes, the proceeds of which were used to pay down amounts owed under our revolving credit facility, which has a higher interest rate. The effect of the lower rates was partially offset by an increase in outstanding debt due to the Felpausch acquisition. See the Liquidity and Capital Resources section for additional information on the issuance of convertible senior notes. Total average borrowings increased $36.0 million from $122.0 million in the prior year to $158.0 million.

          In accordance with Emerging Issues Task Force ("EITF") Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the principal amount of debt that could be paid with the proceeds from the sale of such operations, and is allocated based on the ratio of net assets to be sold or discontinued to the sum of total net assets of the consolidated entity plus consolidated debt other than (a) debt of the discontinued operation that will be assumed by the buyer, (b) debt that is required to be paid as a result of the disposal transaction, and (c) debt that can be directly attributed to other operations. Interest expense of $0.2 million and $0.6 million was allocated to, and is included in, earnings from discontinued operations in the Consolidated Statements of Earnings for fiscal 2008 and fiscal 2007, respectively. Interest expense allocated to discontinued operations decreased in fiscal 2008 due to the decrease in consolidated interest expense and a decrease in the net assets ratio.

          The weighted average interest rate, including financing fee amortization, decreased to 6.71% for fiscal 2008 from 9.73% for fiscal 2007.

          Other, net. Other, net decreased $0.3 million, from $0.6 million to $0.3 million. Fiscal 2008 includes a gain on the disposal of businesses of $0.1 million. Fiscal 2007 includes a gain on the sale of land and a building facility not used in operations of $0.5 million.

          Income Taxes. The effective tax rate is 36.0% and 35.0% for fiscal 2008 and fiscal 2007, respectively. The difference from the statutory rate in fiscal 2008 is primarily due to State of Michigan income taxes. On January 1, 2008 a new income tax for the State of Michigan became effective which replaced the Michigan Single Business Tax ("MSBT"). The MSBT was not considered an income tax and was included in SG&A expenses. MSBT expense, net of Federal income tax benefit, was $0.8 million and $0.7 million for fiscal 2008 and fiscal 2007, respectively. The new state income tax is expected to be a larger burden on our net earnings than the former MSBT.

Results of Continuing Operations for the Fiscal Year Ended March 31, 2007 Compared to the Fiscal Year Ended March 25, 2006

          Net Sales. Net sales increased $333.4 million, or 17.8%, from $1,872.9 million in fiscal 2006 to $2,206.3 million in fiscal 2007. The sales increase was due primarily to incremental sales from the D&W acquisition, new distribution customer business, increased sales to existing distribution customers, an extra week in fiscal 2007 (a 53 week year), higher fuel center sales, incremental sales from the acquired PrairieStone pharmacies and comparable store sales growth in our supermarkets. The sales increase was partially offset by lost sales associated with the ending of two customer relationships in the third quarter and lost sales from two corporate-owned stores closed near the end of the first quarter.

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

          Net sales in our Retail segment increased $251.2 million, or 35.0%, from $717.0 million to $968.2 million. The sales increase was due primarily to incremental sales from the acquired D&W retail stores of $200.5 million, higher fuel center sales of $26.2 million, additional sales from the extra week in fiscal 2007 totaling $19.4 million, incremental sales from the acquired PrairieStone pharmacies of $9.3 million, and comparable supermarket stores sales growth. Partially offsetting the sales increase were lost sales of $12.5 million from two stores closed near the end of the first quarter as part of our store base rationalization effort. Total retail comparable store sales increased 7.4 percent in fiscal 2007. Excluding sales from fuel centers and the extra week, comparable store sales increased 2.3 percent.

          Cost of Sales and Gross Margin. Gross margin represents net sales less cost of sales, which include purchase costs and promotional allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

          Gross margin increased by $86.3 million, or 25.0%, from $345.1 million to $431.5 million. As a percent of net sales, gross margin increased from 18.4% to 19.6%. The gross margin rate increase was primarily due to a higher concentration of higher-margin retail sales in fiscal 2007, partially offset by an increase in lower-margin pharmacy and fuel sales. We expect to continue to add supermarket fuel centers, which generate lower profit margins but allow us to increase sales in the adjacent supermarket, as well as, offer the consumer a convenience alternative.

          Selling, General and Administrative Expenses. SG&A expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses increased $68.3 million, or 22.0%, from $310.0 million to $378.3 million, and were 17.2% of net sales in fiscal 2007 compared to 16.5% in fiscal 2006. The net increase in SG&A is due primarily to the following:
•	Incremental expenses associated with the acquired stores of $56.4 million, including $1.1 million of training and other start-up related costs related to the D&W acquisition in the first quarter
•	Increased compensation and benefits of $14.5 million, including increases driven by increased sales volume and inflation, incentive compensation, stock compensation and a union contract signing bonus
•	Incremental expenses associated with the extra week in fiscal 2007 of $2.1 million
•	The costs of operating additional fuel centers of $1.4 million
•	Increased fuel costs of $0.7 million
•	A contract termination fee received in the prior year of $0.6 million

          The increased SG&A expenses were partially offset by a reduction in expenses due to the closure of two stores in the first quarter of fiscal 2007 totaling $3.4 million and a reduction in legal and professional fees associated with the conclusion of the review of strategic alternatives and a contract dispute resolution in fiscal 2006 of $1.4 million.

          Provision for Asset Impairments and Exit Costs. In the first quarter of fiscal 2007, the Retail segment recognized charges of $4.5 million for asset impairment and lease and related ancillary costs related to the closure of two Family Fare Supermarkets stores and moving the central bakery operation into individual retail stores. The store base rationalization and associated charge was incurred due to the proximity of acquired stores to our existing store base. This limited reduction of our store network was based on an evaluation of stores that were best positioned to provide customers with the highest quality overall shopping experience. The central bakery decision was based on the desire to move the production of bakery products closer to the consumer, and the economics of the central bakery operation.

          Asset impairments and exit costs were $1.0 million in fiscal 2006. In fiscal 2006, an asset impairment charge of $0.3 million was incurred related to banana ripening equipment that was replaced, an asset impairment charge of $0.2 million was incurred related to a store closure and the exit cost reserve was increased $0.5 million due to changes in real estate market conditions and resulting estimated sublease income.

          Interest Expense. Interest expense increased $5.0 million, or 70.0%, from $7.1 million to $12.1 million, and was 0.5% of net sales in fiscal 2007 compared to 0.4% in fiscal 2006. Interest expense increased principally due to an increase in total average borrowings as a result of acquisitions and multiple rate increases. Total average borrowings increased $40.9 million from $81.1 million in the prior year to $122.0 million.

          Interest expense of $0.6 million and $0.5 million was allocated to, and is included in, earnings (loss) on discontinued operations in the Consolidated Statements of Earnings for fiscal 2007 and fiscal 2006, respectively. Allocated interest expense increased in fiscal 2007 due to the increase in consolidated total average borrowings.

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

          Income Taxes. The effective tax rate was 35.0% and 34.1% for fiscal 2007 and fiscal 2006, respectively. The difference from the statutory rate in fiscal 2006 was due to tax credits of $0.3 million.

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

          During the second quarter of fiscal year 2008, Spartan Stores decided to close five The Pharm stores and one Felpausch Xpressmart. The decision to close the stores was based on a comprehensive evaluation of the stores' performance trends, long-term growth prospects, on-going capital requirements and lease expiration dates. As Spartan Stores will have no continuing interest in the operations of these stores, they have been classified as discontinued operations for all years presented. Prescription lists and pharmacy inventories were sold for $4.7 million, and asset impairment charges of $0.9 million were recognized. The stores were closed early in the third quarter of fiscal 2008.

          During the fourth quarter of fiscal year 2008, we approved a plan to sell the remaining 14 The Pharm stores. In April 2008, we entered into agreements to sell certain assets of 13 of the 14 stores and we are in negotiations to sell certain assets of the one remaining store. Divesting these stores will allow us to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. As a result of the plan to dispose of these stores, the results of operations of these stores have been classified as discontinued operations in the consolidated financial statements. Proceeds from the transactions are expected to approximate $20 million. A minor gain on the disposal is currently anticipated dependent on the final negotiations of the one remaining store.

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

          Inventories. Inventories are valued at the lower of cost or market using the last-in, first-out ("LIFO") method. If replacement cost had been used, inventories would have been $45.4 million and $42.6 million higher at March 29, 2008 and March 31, 2007, respectively. We use the retail inventory method ("RIM") and replacement cost method to determine the cost of our inventory. Under the RIM method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

          Vendor Funds. We receive funds from many of the vendors whose products we buy for resale in our corporate-owned stores and to our independent retail customers. Given the highly promotional nature of the retail supermarket industry, vendor allowances are generally intended to defray the costs of promotion, advertising and selling the vendor's products. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs such as setting up warehouse infrastructure. The proper recognition and timing of accounting for these items are significant to the reporting of the results of our operations. In accordance with EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

          Goodwill. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is reviewed for impairment on an annual basis. Fair value is determined based on the discounted cash flows and comparable market values of the segment. Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on historical experience, current market trends and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures and a 3% long-term assumed growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based on recent sales data for existing operations and other factors. Based on our annual review during fiscal years 2008, 2007 and 2006, no goodwill impairment charge was required to be recorded. No goodwill impairment charge would be required even if the current estimate of future discounted cash flows was 10% lower.

          Impairment of Long-Lived Assets Other Than Goodwill. Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. No material impairments for long-lived assets to be held and used were determined to exist for fiscal years 2008, 2007 and 2006.

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

          Insurance Reserves. We are primarily self-insured for costs related to workers' compensation, health insurance and general liability claims. We record our self-insurance liabilities based on claims filed and estimates of claims incurred but not yet reported, discounted at a risk-free interest rate. Any projection of losses concerning workers' compensation, health care and general liability is subject to a considerable degree of variability. Among the causes of variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. We had reserves of $7.0 million and $8.1 million as of March 29, 2008 and March 31, 2007, respectively.

          Exit Costs. We record exit costs for closed stores that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the market in which the closed store is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the market in which the property is located, the results of previous efforts to sublease similar property and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. At March 29, 2008 exit costs of $36.1 million are recorded net of approximately $0.6 million of estimated sublease rentals. The following table provides the activity of exit costs for fiscal years 2008, 2007 and 2006:
(In thousands)	Lease and Ancillary Costs

Balance at March 27, 2005	$15,520
Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,719
Provision for pension withdrawal liability	1,654
Payments, net of interest accretion	(4,576)
Balance at March 25, 2006	15,317
Exit costs assumed in acquisition of D&W (see Note 2 to the consolidated financial statements)	19,231
Exit costs assumed in Carter's acquisition (see Note 2 to the consolidated financial statements)	552
Provision for lease and related ancillary costs, net of estimated sublease recoveries	4,050
Payments, net of interest accretion	(6,447)
Balance at March 31, 2007	32,703
Exit costs assumed in Felpausch acquisition (see Note 2 to the consolidated financial statements)	11,305
Changes in estimates	(1,868)
Payments, net of interest accretion	(6,013)
Balance at March 29, 2008	$36,127

          Pension. Accounting for defined benefit cash balance pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The significant factors affecting our pension costs are the fair value of plan assets and the selection of management's key assumptions, including the expected return on plan assets, rate of compensation increases and discount rate used by our actuary to calculate our liability. We consider current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. Our discount rate is based on current investment yields on high quality fixed-income investments and projected cash flow obligations. The discount rate used to determine fiscal 2008 pension expense was 6.25%. Expected return on plan assets is based on historical experience of the plan's portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target allocation mix is designed to meet our long-term pension requirements. For fiscal 2008, our assumed rate of return was 8.50%. Over the ten-year period ended March 29, 2008, the average actual return was approximately 7.3%. We maintained our rate of increases in compensation at 4.00%. While we believe the assumptions selected are reasonable, significant differences in our actual experience, plan amendments or significant changes in the fair value of our plan assets may materially affect our pension obligations and our future expense. A one point increase or decrease in the discount rate would have decreased/increased fiscal 2008 pension expense by less than $0.1 million. A one point increase/decrease in the expected return on plan assets would have decreased/increased fiscal 2008 pension expense by $0.4 million.

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

          The funded (unfunded) status of our defined benefit plans was $0.1 million and ($2.5) million for 2008 and 2007, respectively. The increase in the funded balance during fiscal 2008 is a result of actual return on plan assets of 6.4% and Company contributions exceeding service and interest costs by $4.5 million, offset by an actuarial loss of $1.9 million. Plan assets increased by 12.2% primarily due to market gains on assets and company contributions of $7.8 million partially offset by benefit payments during the year of $5.1 million. Pension expense was $2.2 million and $2.0 million in fiscal 2008 and fiscal 2007, respectively.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for fiscal years 2008, 2007 and 2006:

(In thousands)
	March 29, 2008	March 31, 2007	March 25, 2006
Net cash provided by operating activities	$67,777	$58,594	$49,814
Net cash used in investing activities	(87,946)	(77,639)	(27,178)
Net cash provided by (used in) financing activities	21,940	20,370	(29,437)
Net cash provided by (used in) discontinued operations	6,033	3,083	(424)

Net increase (decrease) in cash and cash equivalents	7,804	4,408	(7,225)
Cash and cash equivalents at beginning of year	12,063	7,655	14,880
Cash and cash equivalents at end of year	$19,867	$12,063	$7,655

          Net cash provided by operating activities increased during fiscal 2008 primarily due to an increase in net earnings and favorable changes in working capital, partially offset by a pension plan funding contribution. The increase during fiscal 2007 was primarily due to an increase in net earnings and favorable changes in working capital related to certain operating assets and the timing of benefit accruals.

          During fiscal 2008, our Federal income tax net operating loss carryforward was fully utilized. As a result, we paid $2.1 million of Federal income taxes in fiscal 2008, compared to $0.6 million and $0.2 million in Alternative Minimum Tax in fiscal years 2007 and 2006, respectively.

          Net cash used in investing activities increased in fiscal 2008 and fiscal 2007 due to acquisitions and increased capital expenditure activity. We paid a total cash purchase price of $49.1 million and $53.8 million for acquisitions in fiscal 2008 and fiscal 2007, respectively. Excluding the acquisitions, our Distribution and Retail segments utilized 21.0% and 79.0%, respectively, of our capital expenditure dollars for fiscal 2008. Expenditures were used for store replacements, remodels and refurbishments, new fuel centers and new equipment and software. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. Our current available borrowings are over $156 million above these limits as of March 29, 2008 and we do not expect to fall below these levels. We expect capital expenditures to range from $60 million to $65 million for fiscal 2009. Our planned capital expenditures for fiscal 2009 include new stores and store remodels, fuel centers, new equipment and software.

          Net cash provided by (used in) financing activities includes cash paid and received related to our long-term borrowings, dividends paid and proceeds from the issuance of common stock. The increase in cash provided from financing activities in fiscal 2008 was due to proceeds from the issuance of $110 million of convertible senior notes that were used to reduce borrowings on the senior secured revolving credit facility, to pay related financing fees and to partially fund the Felpausch acquisition, partially offset by dividend payments of $4.4 million and other debt repayments. The increase in cash provided from financing activites in fiscal 2007 was due to borrowings on our revolving credit facility that were used to finance acquisitions and common stock proceeds, partially offset by dividend payments of $4.3 million and other debt repayments. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at March 29, 2008 are $10.9 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash provided by (used in) discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the payment of store exit cost reserves, insurance run-off claims and other liabilities and proceeds from the sale of assets. Included in fiscal 2008 and 2007 cash flows from discontinued operations are proceeds on the disposal of assets of $3.6 million and $3.1 million, respectively. We expect the cash provided by our discontinued operations will be approximately $2.0 million to $5.0 million in fiscal 2009 depending on the final closings of The Pharm disposition transactions.

          Our principal sources of liquidity are cash flows generated from operations, proceeds from the issuance of convertible senior notes and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year, beginning on November 15, 2007. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of March 29, 2008, our revolving credit facility had no outstanding borrowings, available borrowings of $176.3 million and maximum availability of $186.3 million, which exceeds the minimum excess availability levels, as defined in the credit agreement.

          Prior to amending our credit facility in the first quarter of fiscal 2008, we had a $225.0 million senior secured revolving credit facility maturing December 2010. The amended credit facility extended the maturity by two years, and, at our option, we may increase the maximum amount available under the credit facility up to $275.0 million through increased commitments from lenders. Additional borrowing would be subject to existing asset levels. On August 17, 2007, Spartan Stores entered into an agreement to increase the maximum credit available under its existing senior secured credit facility from $225.0 million to $255.0 million.

          Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include a minimum fixed charge coverage ratio and maximum capital expenditures, as defined in the credit agreement. These covenants are not effective as long as we maintain minimum excess availability levels, as defined in the credit agreement. The credit facility provides for the issuance of letters of credit of which $4.3 million were outstanding and unused as of March 29, 2008. Borrowings under the revolving credit portion of the facility bear interest at the London InterBank Offered Rate ("LIBOR") plus 1.25%, adjusted based upon availability levels, or the prime rate (weighted average interest rate of 6.00% at March 29, 2008).

          Our current ratio decreased slightly to 1.11:1.00 at March 29, 2008 from 1.17:1.00 at March 31, 2007 and our investment in working capital was $20.5 million at March 29, 2008 versus $27.2 million at March 31, 2007. Our debt to total capital ratio at March 29, 2008 was 0.43:1.00 versus 0.39:1.00 at March 31, 2007. The change in these ratios was primarily due to obligations assumed related to the Felpausch acquisition and the timing and mix of payables and other liabilities.

          Our total capital structure includes borrowings under our credit facility, convertible senior notes, various other debt instruments, leases and shareholders' equity. Historically, we have financed our capital needs through a combination of internal and external sources. Management believes that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

          The table below presents our significant contractual obligations as of March 29, 2008 (1):
(In thousands)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$118,633	$7,854	$405	$114	$110,260
Estimated interest on long- term debt (2)	72,855	4,004	7,489	7,469	53,893
Capital leases (3)	35,815	3,020	6,272	6,503	20,020
Interest on capital leases	19,866	2,977	5,218	4,148	7,523
Operating leases (3)	144,941	28,925	47,898	29,921	38,197
Lease and ancillary costs of closed stores, including imputed interest	40,716	9,460	15,732	8,101	7,423
Purchase obligations (merchandise) (4)	922,130	213,691	416,097	280,600	11,742
FIN 48 unrecognized tax liability	618	592	20	6	-
Self-insurance liability	6,979	4,808	1,522	516	133
Total	$1,362,553	$275,331	$500,653	$337,378	$249,191

(1) Excludes funding of pension and other postretirement benefit obligations, which totaled approximately $8.5 million in fiscal 2008. No payments are required to be made in fiscal 2009 to meet minimum funding requirements. However, Spartan Stores currently expects to contribute approximately $1.5 million to its defined benefit pension plan in fiscal 2009. Also excludes contributions under various multi-employer pension plans, which totaled $7.1 million in fiscal 2008. For additional information, refer to Note 9 to the consolidated financial statements.
(2) The interest on long-term debt for periods subsequent to fiscal 2013 reflects our convertible subordinated debt accreted interest for fiscal 2014 through 2028, should the convertible debt remain outstanding until maturity. Interest payments assume debt is held to maturity.
(3) Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2008, these charges totaled approximately $9.1 million.
(4) The majority of our purchases involve supply orders to purchase products for resale in the ordinary course of business. These contracts are typically cancelable and therefore no amounts have been included in the table above. Also excluded are contracts that do not contain minimum annual purchase commitments but include other standard contractual considerations that must be fulfilled in order to earn $4.6 million in advanced contract monies that has been received where recognition has been deferred on the Consolidated Balance Sheet. The purchase obligations shown in this table represent the amount of product we are contractually obligated to purchase to earn $7.3 million in advanced contract monies that are receivable under the contracts. At March 29, 2008, $3.2 million in advanced contract monies has been received under these contracts where recognition has been deferred on the Consolidated Balance Sheet. If we do not fulfill these purchase obligations, we would only be obligated to repay the unearned upfront contract monies.

Indebtedness and Liabilities of Subsidiaries

          On May 30, 2007, the Company sold $110 million aggregate principal amount of 3.375% Convertible Senior Notes due 2027 (the "Notes") in an offering exempt from registration under the Securities Act of 1933. In connection with the closing of the sale of the notes, we entered into a registration rights agreement with the initial purchasers of the notes, pursuant to which we filed with the Securities and Exchange Commission (SEC) a shelf registration statement covering resale by security holders of the notes and the shares of our common stock issuable upon conversion of the notes. The registration statement was declared effective by the SEC on September 27, 2007.

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

          The following table shows the indebtedness and other liabilities of our subsidiaries as of March 29, 2008:

Spartan Stores Subsidiaries Only
(In thousands)
March 29, 2008
Current Liabilities
Accounts payable	$112,475
Accrued payroll and benefits	33,139
Other accrued expenses	22,276
Current portion of exit costs	9,280
Current maturities of long-term debt and capital lease obligations	10,874
Total current liabilities	188,044

Long-term Liabilities
Postretirement benefits	7,481
Other long-term liabilities	15,202
Exit costs	26,847
Long-term debt and capital lease obligations	33,568
Total long-term liabilities	83,098

Total Subsidiary Liabilities	271,142
Operating Leases	139,077
Total Subsidiary Liabilities and Operating Leases	$410,219

Ratio of Earnings to Fixed Charges

          Our ratio of earnings to fixed charges was 3.38:1.00 and 2.76:1.00 for fiscal 2008 and fiscal 2007, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

          We had letters of credit of $4.3 million outstanding and unused at March 29, 2008. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

New Accounting Standards

          In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied prospectively. FIN 48 became effective at the beginning of our fiscal year 2008, and the adoption of FIN 48 increased retained earnings by approximately $1.0 million as of the beginning of fiscal year 2008. The adoption of FIN 48 and its effects are more fully described in Note 10 to the consolidated financial statements.

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

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 will become effective at the beginning of our fiscal year 2009, except as provided in FASB Staff Position (FSP) No. FAS 157-2. The provisions of the Statement are to be applied prospectively, except for limited retrospective application permitted for certain items. We are currently evaluating the impact, if any, that SFAS 157 will have on the consolidated financial statements. In February 2007, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115" (SFAS 159). Under SFAS 159, entities may irrevocably elect to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect to elect the optional provisions of SFAS 159, as allowed.

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

          In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," that changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP No. APB 14-1 will require us to recognize non-cash interest expense on our $110 million convertible senior notes based on the market rate for similar debt instruments without the conversion feature. FSP No. APB 14-1 will be effective at the beginning of fiscal year 2010 and must be applied on a retrospective basis. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

          We are exposed to industry related price changes on several commodities, such as dairy, meat and produce that we buy and sell in both our Distribution and Retail segments. These products are purchased for and sold from inventory in the ordinary course of business. We are also exposed to other general commodity price changes such as utilities, insurance and fuel costs.

          We are currently exposed to interest rate risk on our outstanding debt. The senior secured revolving credit facility currently bears interest at the LIBOR plus 1.25% or the prime rate (weighted average interest rate of 6.00% at March 29, 2008) on the revolving credit portion of the facility. An additional $0.4 million of our long-term debt is subject to fluctuations in the prime rate. The weighted average interest rates including loan fee amortization for fiscal years 2008, 2007 and 2006 were 6.71%, 9.73% and 8.65%, respectively. We do not use financial instruments or derivatives for any trading or other speculative purposes.

          The estimated fair value of our long-term debt, including current maturities, was lower than book value by approximately $23.5 million at March 29, 2008. The estimated fair value of our long-term debt, including current maturities, was higher than book value by approximately $0.2 million at March 31, 2007. The estimated fair values were based on market quotes for similar instruments.

          The following table sets forth the principal cash flows of our debt outstanding and related weighted average interest rates by year of maturity as of March 29, 2008:

(In thousands, except rates)
	March 29, 2008		Aggregate Payments by Fiscal Year
	Fair Value	Total	2009	2010	2011	2012	2013	Thereafter
Fixed rate debt
Principal payable	$130,528	154,011	10,776	3,133	3,205	3,409	3,208	130,280
Average interest rate		4.77%	4.70%	4.58%	4.49%	4.40%	4.29%	4.13%
Variable rate debt
Principal payable	$437	437	98	339	-	-	-	-
Average interest rate		6.00%	6.00%	6.00%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Spartan Stores, Inc. and subsidiaries
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries (the "Company") as of March 29, 2008 and March 31, 2007, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended March 29, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 29, 2008 and March 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for income taxes as a result of adopting Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, in 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 29, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 9, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
May 9, 2008

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
Assets	March 29, 2008	March 31, 2007

Current assets
Cash and cash equivalents	$19,867	$12,063
Accounts receivable, net	59,885	45,347
Inventories, net	113,078	106,854
Prepaid expenses and other current assets	9,252	7,122
Deferred taxes on income	7,792	10,214
Property and equipment held for sale	2,404	3,595
Total current assets	212,278	185,195

Other assets
Goodwill	186,531	142,888
Other, net	28,143	16,203
Total other assets	214,674	159,091

Property and equipment
Land and improvements	12,393	12,677
Buildings and improvements	169,761	140,092
Equipment	266,424	239,884
Total property and equipment	448,578	392,653
Less accumulated depreciation and amortization	265,393	249,440
Property and equipment, net	183,185	143,213

Total assets	$610,137	$487,499

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)

Spartan Stores, Inc. and Subsidiaries
(In thousands)
Liabilities and Shareholders' Equity	March 29, 2008	March 31, 2007

Current liabilities
Accounts payable	$112,899	$93,729
Accrued payroll and benefits	35,723	33,367
Other accrued expenses	23,003	19,503
Current portion of exit costs	9,280	8,889
Current maturities of long-term debt and capital lease obligations	10,874	2,494
Total current liabilities	191,779	157,982

Long-term liabilities
Deferred income taxes	17,730	5,623
Postretirement benefits	8,127	9,208
Other long-term liabilities	15,434	11,790
Exit costs	26,847	23,814
Long-term debt and capital lease obligations	143,574	106,341
Total long-term liabilities	211,712	156,776

Commitments and contingencies (Note 7)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 21,909 and 21,658 shares outstanding	130,718	126,447
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive (loss) income	(1,142)	126
Retained earnings	77,070	46,168
Total shareholders' equity	206,646	172,741

Total liabilities and shareholders' equity	$610,137	$487,499

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)
	Year Ended
	March 29, 2008	March 31, 2007	March 25, 2006

Net sales	$2,476,822	$2,206,270	$1,872,854
Cost of sales	1,981,854	1,774,816	1,527,736
Gross margin	494,968	431,454	345,118

Operating expenses
Selling, general and administrative	433,346	378,324	310,013
Provision for asset impairments and exit costs	-	4,464	985
Total operating expenses	433,346	382,788	310,998

Operating earnings	61,622	48,666	34,120

Other income and expenses
Interest expense	11,133	12,132	7,138
Other, net	(287)	(647)	(1,317)
Total other income and expenses	10,846	11,485	5,821

Earnings before income taxes and     discontinued operations
	50,776	37,181	28,299
Income taxes	18,265	13,013	9,650
Earnings from continuing operations	32,511	24,168	18,649
Earnings (loss) from discontinued operations, net of taxes	1,795	992	(477)
Net earnings	$34,306	$25,160	$18,172

Basic earnings per share:
Earnings from continuing operations	$1.53	$1.15	$0.89
Earnings (loss) from discontinued operations	0.08	0.05	(0.02)
Net earnings	$1.61	$1.20	$0.87

Diluted earnings per share:
Earnings from continuing operations	$1.50	$1.13	$0.88
Earnings (loss) from discontinued operations	0.08	0.05	(0.02)
Net earnings	$1.58	$1.18	$0.86

Weighted average shares outstanding:
Basic	21,275	20,913	20,796
Diluted	21,668	21,408	21,174

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance - March 27, 2005	20,524	$ 118,144	$ (719)	$ (203)	$ 8,188	$ 125,410

Comprehensive income, net of tax:
Net earnings	-	-	-	-	18,172	18,172
Minimum pension liability adjustment, net of taxes of $39	-	-	-	(73)	-	(73)
Total comprehensive income	-	-	-	-	-	18,099

Dividends - $.05 per share	-	-	-	-	(1,050)	(1,050)
Issuances of common stock and related tax benefit on stock option exercises	294	1,703	-	-	-	1,703
Issuances of restricted stock and related income tax benefits	252	3,616	(3,121)	-	-	495
Cancellations of restricted stock	(47)	(207)	126	-	-	(81)
Amortization of restricted stock	-	-	841	-	-	841

Balance - March 25, 2006	21,023	123,256	(2,873)	(276)	25,310	145,417

Reclassification of deferred stock- based compensation upon adoption of SFAS 123(R)	-	(2,873)	2,873	-	-	-

Comprehensive income, net of tax:
Net earnings	-	-	-	-	25,160	25,160
Minimum pension liability adjustment, net of taxes of $78	-	-	-	89	-	89
Total comprehensive income	-	-	-	-	-	25,249

Adjustment to initially apply SFAS No. 158, net of taxes of $169	-	-	-	313	-	313
Dividends - $.20 per share	-	-	-	-	(4,302)	(4,302)
Stock-based employee compensation	-	1,918	-	-	-	1,918
Issuances of common stock and related tax benefit on stock option exercises	430	4,110	-	-	-	4,110
Issuances of restricted stock and related income tax benefits	268	415	-	-	-	415
Cancellations of restricted stock	(63)	(379)	-	-	-	(379)

Balance - March 31, 2007	21,658	126,447	-	126	46,168	172,741

Adjustment to initially apply FIN 48	-	-	-	-	967	967

Comprehensive income, net of tax:
Net earnings	-	-	-	-	34,306	34,306
Pension liability adjustment, net of taxes of $770	-	-	-	(1,268)	-	(1,268)
Total comprehensive income	-	-	-	-	-	33,038

Dividends - $.20 per share	-	-	-	-	(4,371)	(4,371)
Stock-based employee compensation	-	3,018	-	-	-	3,018
Issuances of common stock and related tax benefit on stock option exercises	118	1,573	-	-	-	1,573
Issuances of restricted stock and related income tax benefits	178	783	-	-	-	783
Cancellations of restricted stock	(45)	(1,103)	-	-	-	(1,103)

Balance - March 29, 2008	21,909	$ 130,718	$ -	$ (1,142)	$ 77,070	$ 206,646

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Year Ended
	March 29, 2008	March 31, 2007	March 25, 2006
Cash flows from operating activities
Net earnings	$34,306	$25,160	$18,172
(Earnings) loss from discontinued operations	(1,795)	(992)	477
Earnings from continuing operations	32,511	24,168	18,649
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Provision for asset impairments and exit costs	-	4,464	985
Depreciation and amortization	24,421	21,166	20,125
Postretirement benefits expense	2,195	2,260	2,458
Deferred taxes on income	18,227	12,774	9,677
Stock-based compensation expense	3,013	1,906	760
(Gain) loss on disposal of assets	15	(257)	(1,147)
Change in operating assets and liabilities:
Accounts receivable	(16,866)	(1,510)	(1,674)
Inventories	(117)	(5,479)	(826)
Prepaid expenses and other assets	(4,376)	(571)	669
Accounts payable	13,917	(305)	5,400
Accrued payroll and benefits	1,603	5,115	(588)
Postretirement benefits payments	(7,339)	(3,695)	(3,246)
Other accrued expenses and other liabilities	573	(1,442)	(1,428)
Net cash provided by operating activities	67,777	58,594	49,814

Cash flows from investing activities
Purchases of property and equipment	(40,076)	(26,734)	(28,657)
Net proceeds from the sale of assets	58	2,573	2,360
Acquisitions, net of cash acquired	(49,145)	(53,773)	-
Proceeds from business divestitures	1,266	-	-
Other	(49)	295	(881)
Net cash used in investing activities	(87,946)	(77,639)	(27,178)

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Year Ended
	March 29, 2008	March 31, 2007	March 25, 2006
Cash flows from financing activities
Net (payments) proceeds from revolving credit facility	$(76,819)	$23,884	$(26,498)
Proceeds from long-term borrowings	110,000	-	-
Repayment of long-term debt	(3,830)	(2,330)	(2,324)
Financing fees paid	(3,775)	(90)	(447)
Proceeds from sale of common stock	735	3,208	882
Dividends paid	(4,371)	(4,302)	(1,050)
Net cash provided by (used in) financing activities	21,940	20,370	(29,437)

Cash flows from discontinued operations
Net cash provided by operating activities	3,287	1,576	529
Net cash provided by (used in) investing activities	2,746	1,507	(444)
Net cash used in financing activities	-	-	(509)
Net cash provided by (used in) discontinued operations	6,033	3,083	(424)

Net increase (decrease) in cash and cash equivalents	7,804	4,408	(7,225)
Cash and cash equivalents at beginning of year	12,063	7,655	14,880
Cash and cash equivalents at end of year	$19,867	$12,063	$7,655

Supplemental Cash Flow Information:
Cash paid for interest	$9,765	$12,259	$7,740
Cash paid for income taxes	$2,100	$595	$215

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

Fiscal Year: Spartan Stores' fiscal year ends on the last Saturday of March. The fiscal years ended March 29, 2008, and March 25, 2006 consisted of 52 weeks. The fiscal year ended March 31, 2007 consisted of 53 weeks.

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

Fair Value Disclosures of Financial Instruments: Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value at March 29, 2008 and March 31, 2007 because of the short-term nature of these financial instruments. The estimated fair value of long-term debt, including current maturities, was lower than book value by approximately $23.5 million at March 29, 2008. The estimated fair value of long-term debt, including current maturities, was higher than book value by approximately $0.2 million at March 31, 2007. The estimated fair values were based on market quotes for similar instruments.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts Receivable: Accounts receivable are shown net of allowances for credit losses of $2.6 million in fiscal 2008 and $3.0 million in fiscal 2007. Spartan Stores evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors. Operating results include bad debt expense of $0.1 million, $0.2 million, and $0.2 million for fiscal years 2008, 2007 and 2006, respectively.

Inventory Valuation: Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. If replacement cost had been used, inventories would have been $45.4 million and $42.6 million higher at March 29, 2008 and March 31, 2007, respectively. During fiscal years 2008, 2007 and 2006, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in fiscal years 2008, 2007 and 2006 by $1.3 million, $2.0 million and $0.9 million, respectively. Spartan Stores utilizes the retail inventory method to value inventory for the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Property and Equipment Held for Sale: Property and equipment held for sale consists of land, buildings and equipment that Spartan Stores expects to sell within 12 months. The assets are included in the following segments:

(In thousands)
	2008	2007
Distribution	$-	$154
Retail	36	3,053
Discontinued operations	2,368	388
Total	$2,404	$3,595

The fiscal 2008 balance consists primarily of assets of The Pharm stores planned to be sold. (See Note 4). The fiscal 2007 balance consisted primarily of a building that is no longer expected to be sold within 12 months.

Goodwill: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed at least annually for impairment using a discounted cash flow model and comparable market values of each reporting segment.

Other Assets: Included in Other assets are intangibles and debt issuance costs. Intangible assets primarily consist of favorable lease agreements, prescription lists, non-compete agreements, and franchise fees. Favorable leases are amortized on a straight-line basis over the lease terms of 2 to 19 years. Prescription lists are amortized on a straight-line basis over 7 to 15 years. Non-compete agreements are amortized on a straight-line basis over the length of the agreement of 4 to 15 years. Franchise fees are amortized on a straight-line basis over the term of the franchise agreement of 2 to 10 years. Debt issuance costs are amortized over the term of the related financing agreement.

Property and Equipment: Property and equipment are recorded at cost and depreciated over the shorter of the estimated useful lives or lease periods of the assets. Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation is computed using the straight-line method as follows:
Land improvements	15 years
Buildings and improvements	15 to 40 years
Equipment	3 to 15 years

Software development costs are generally capitalized and amortized between 3 and 7 year periods commencing as each system is implemented.

Gains and (losses) on the disposal of property and equipment totaled $(0.1) million, $0.3 million and $1.1 million in fiscal years 2008, 2007 and 2006, respectively. Gains and losses on the disposal of property and equipment is included in "Selling, general and administrative expenses" and "Other, net" in the Consolidated Statements of Earnings.

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

A summary of changes in Spartan Stores' self-insurance liability is as follows:
(In thousands)	March 29, 2008	March 31, 2007	March 25, 2006

Beginning balance	$8,082	$8,782	$11,252
Expense	2,187	2,290	2,450
Claim payments	(3,290)	(2,990)	(4,920)
Ending balance	6,979	8,082	8,782
Less current portion	4,808	4,583	5,024
Long-term portion	$2,171	$3,499	$3,758

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

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings per share calculations because they were antidilutive were 84,824 in fiscal 2008, 7,058 in fiscal 2007, and 618,593 in fiscal 2006.

Stock-Based Compensation: Effective March 26, 2006, Spartan Stores adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," using the modified prospective transition method. SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. We determine the fair value of such awards using the Black-Scholes option-pricing model, which incorporates certain assumptions - such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options - in order to arrive at a fair value estimate, as described in Note 11.

Shareholders' Equity: Spartan Stores' restated articles of incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the board of directors. At March 29, 2008, there were no shares of preferred stock outstanding.

Advertising Costs: Spartan Stores' advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $10.6 million in fiscal 2008, $9.2 million in fiscal 2007 and $6.9 million in fiscal 2006.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recently Issued Accounting Standards: In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied prospectively. FIN 48 became effective at the beginning of Spartan Stores' fiscal year 2008, and the effect of adoption of FIN 48 increased retained earnings by $1.0 million as of the beginning of fiscal year 2008. The adoption of FIN 48 and its effects are more fully described in Note 10.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will become effective for Spartan Stores at the beginning of fiscal year 2009, except as provided in FASB Staff Position (FSP) No. 157-2. The provisions of the Statement are to be applied prospectively, except for limited retrospective application permitted for certain items. Spartan Stores is currently evaluating the impact, if any, that SFAS 157 will have on the consolidated financial statements. In February 2007, the FASB issued FSP No. 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115" (SFAS 159). Under SFAS 159, entities may irrevocably elect to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Spartan Stores does not expect to elect the optional provisions of SFAS 159, as allowed.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141R), which revises SFAS No. 141. SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R will become effective for Spartan Stores at the beginning of fiscal year 2010, and must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

year 2010. Spartan Stores is currently evaluating the impact that SFAS 141R will have on future consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," that changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP No. APB 14-1 will require Spartan Stores to recognize non-cash interest expense on its $110 million convertible senior notes based on the market rate for similar debt instruments without the conversion feature. FSP No. APB 14-1 will be effective at the beginning of fiscal year 2010 and must be applied on a retrospective basis. Spartan Stores is currently evaluating the impact that this standard will have on its consolidated financial statements.

Note 2
Acquisitions of Assets

G&R Felpausch Company

On June 15, 2007, Spartan Stores acquired certain assets and assumed certain liabilities related to 20 retail grocery stores, two fuel centers and three convenience stores from G&R Felpausch Company and affiliated companies ("Felpausch"), a privately-held retail grocery operator and customer of its Distribution segment. The Felpausch supermarkets included the operations of ten in-store pharmacies. The cash purchase price paid to Felpausch was $38.0 million plus $12.7 million for inventories. Spartan Stores acquired the store locations and operations of Felpausch in an effort to increase its leading market share position in West Michigan and expand its market presence in central Michigan. The purchased assets included leasehold improvements, fixtures, tangible personal property, equipment, intangible property and inventories. Spartan Stores assumed Felpausch's lease obligations for the 20 stores, two fuel centers and three convenience stores.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(In thousands)	June 15, 2007

Current assets	$12,336
Goodwill	41,268
Favorable leases	2,228
Customer lists	2,953
Other intangible assets	723
Property and equipment	10,014
Total assets acquired	69,522

Current liabilities	1,915
Capital lease obligations, less current portion	4,285
Exit cost reserves, less current portion	10,866
Other long-term liabilities	1,749
Total liabilities assumed	18,815
Net assets acquired	$50,707

Goodwill of $27.9 million and $13.4 million was assigned to the Retail and Distribution segments, respectively, based upon the expected benefits to be derived from the business combination. Additionally, $1.8 million in costs directly related to the acquisition have been included in goodwill, of which $1.2 million and $0.6 million were assigned to the Retail and Distribution segments, respectively. Goodwill of $43.1 million is expected to be deductible for tax purposes.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortizable intangible assets acquired consisted of favorable leases and customer lists and amounted to $2.2 million and $3.0 million, respectively. The weighted average amortization period is 10.2 years for favorable leases and seven years for customer lists. Other intangible assets acquired include $0.7 million of licenses for the sale of alcoholic beverages. The licenses have an indefinite life and therefore are not amortized.

D&W Food Centers, Inc.

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

Goodwill of $45.0 million and $22.9 million was assigned to the Retail and Distribution segments, respectively, based upon the expected benefits to be derived from the business combination. Additionally, $1.1 million in costs directly related to the acquisition have been included in goodwill. Goodwill of $69.0 million is expected to be deductible for tax purposes.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Pro Forma Condensed Combined Financial Information

The following tables provide unaudited pro forma condensed combined financial information for Spartan Stores after giving effect to the acquisition described above and the assumptions and adjustments described in the accompanying notes to the unaudited pro forma condensed combined financial information. This information is based on adjustments to the historical consolidated financial statements of Spartan Stores, as adjusted for discontinued operations (see Note 4), and D&W using the purchase method of accounting for business combinations. The pro forma adjustments do not include any of the cost savings and other synergies anticipated to result from the acquisition. These pro forma results are based on assumptions considered appropriate by management and include all material adjustments as considered necessary. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results that would have actually been reported as of the date or for the year presented had the acquisition taken place on such date or at the beginning of the year indicated, or to project Spartan Stores' financial position or results of operations which may be reported in the future.
(In thousands, except per share amounts)	Year Ended March 25, 2006

Pro forma net sales	$2,076,762
Pro forma operating earnings	45,761
Pro forma earnings before income taxes and discontinued operations	34,352
Pro forma earnings from continuing operations	20,970

Pro forma basic earnings per share from continuing operations	1.01
Pro forma diluted earnings per share from continuing operations	0.99

Combined results for Spartan Stores and D&W for the year ended March 25, 2006 were adjusted for the following in order to create the pro forma results in the table above:
•	Adjustments were made to eliminate certain business operations of D&W not acquired.
•	Transactions between Spartan Stores and D&W were eliminated.
•	Rent expense was adjusted to reflect the fair valuation of leases assumed.
•	Depreciation expense was adjusted to reflect changes resulting from the fair valuation of property and equipment acquired.
•	Interest expense was adjusted for additional borrowings incurred in connection with the acquisition and to eliminate interest expense related to D&W debt not assumed.
•	Adjustments were made to reflect incremental gross profit and selling, general and administrative expenses to the Distribution segment due to increased volume resulting from the acquisition.
•	Adjustments were made for federal income taxes as a "C" corporation based on D&W's historical results as D&W was a Subchapter S corporation.

In the first quarter of fiscal 2007, Spartan Stores incurred approximately $1.1 million, $0.7 million after-tax, in start-up costs related to training, remerchandising and rebranding the stores. These charges are included in "Selling, general and administrative expenses".

Other

During the fourth quarter of fiscal 2008, Spartan Stores acquired certain assets and assumed certain liabilities of two retail stores in separate transactions for a total purchase price of $2.6 million. The stores were closed upon acquisition. One store will be razed and a new store constructed. The other store will be expanded and re-opened in late fiscal 2009. The acquisitions were made to increase market share. Goodwill of $2.3 million and $0.6 million

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

was assigned to the Retail segment and Distribution segment, respectively, all of which is expected to be deductible for tax purposes.

During the third quarter of fiscal 2007, Spartan Stores acquired certain equipment at five closed grocery stores from Carter's, Inc. in a Chapter 7 federal bankruptcy liquidation proceeding. Store lease obligations were assumed for two of the store locations. The stores will remain closed. The acquisition was made to increase market share of existing retail stores. Spartan Stores also acquired certain operating assets and assumed certain liabilities of a subsidiary of PrairieStone Pharmacy, LLC that were used in the operations of in-store pharmacies in 12 of Spartan Stores' retail supermarkets. The acquisition was made to allow Spartan Stores to better coordinate in-store operations and improve our overall customer service at these locations. For the two acquisitions, Spartan Stores paid a cash purchase price of $5.4 million. The funds used for the transaction were drawn under Spartan Stores' existing bank credit facilities. The estimated fair value of assets acquired consisted of $1.6 million for inventory, $0.9 million for equipment, $2.9 million for customer lists and $1.1 million for goodwill and liabilities assumed consisted of $0.3 million for capital lease obligations, $0.6 million for closed store lease obligations and $0.2 million for accrued expenses. Goodwill of $1.0 million and $0.1 million was assigned to the Retail and Distribution segments, respectively, based upon the expected benefits to be derived from the business combination. Goodwill of $1.1 million is expected to be deductible for tax purposes. Additionally, $0.2 million in costs directly related to the acquisitions have been included in goodwill.

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

Changes in the carrying amount of goodwill were as follows:
(In thousands)	Retail	Distribution	Total

Balance at March 26, 2006	$42,209	$30,346	$72,555
D&W acquisition (Note 2)	45,772	23,224	68,996
Carter's, Inc. and PrairieStone Pharmacy, LLC acquisitions (Note 2)	1,125	137	1,262
Other	75	-	75
Balance at March 31, 2007	89,181	53,707	142,888
Felpausch acquisition (Note 2)	29,057	13,987	43,044
Other acquisitions	2,313	582	2,895
Store sales	(428)	-	(428)
Other (Note 5)	(1,868)	-	(1,868)
Balance at March 29, 2008	$118,255	$68,276	$186,531

The following table reflects the components of amortized intangible assets, included in "Other, net" on the Consolidated Balance Sheets:
(In thousands)	March 29, 2008		March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$3,749	$1,574	$3,234	$2,096
Favorable leases	6,217	2,234	4,025	1,655
Customer lists	6,439	1,024	3,293	239
Franchise fees and other	475	72	1,201	347
Total	$16,880	$4,904	$11,753	$4,337

The weighted average amortization period for amortizable intangible assets is as follows:
Non-compete agreements	9.5 years
Favorable leases	10.8 years
Customer lists	7.2 years
Franchise fees and other	13.0 years
Total	8.9 years

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization expense for intangible assets was $1.8 million, $0.9 million and $0.7 million for fiscal years 2008, 2007 and 2006, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:
(In thousands)	Fiscal Year	Amortization Expense
	2009	$1,884
	2010	1,724
	2011	1,684
	2012	1,553
	2013	1,542

Indefinite-lived intangible assets that are not amortized consist primarily of licenses for the sale of alcoholic beverages and amounted to $2.3 million and $1.5 million as of March 29, 2008 and March 31, 2007.

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

During the second quarter of fiscal year 2008, Spartan Stores decided to close five The Pharm stores and one Felpausch Xpressmart. The decision to close the stores was based on a comprehensive evaluation of the stores' performance trends, long-term growth prospects, on-going capital requirements and lease expiration dates. As Spartan Stores will have no continuing interest in the operations of these stores, they have been classified as discontinued operations for all years presented. Prescription lists and pharmacy inventories were sold for $4.7 million, and asset impairment charges of $0.9 million were recognized. The stores were closed early in the third quarter of fiscal 2008.

During the fourth quarter of fiscal year 2008, Spartan Stores approved a plan to sell the remaining 14 The Pharm stores. In April 2008, Spartan Stores entered into agreements to sell certain assets of 13 of the 14 stores and is in negotiations to sell certain assets of the one remaining store. Divesting these stores will allow Spartan Stores to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. As a result of the plan to dispose of these stores, the results of operations of these stores have been classified as discontinued operations in the consolidated financial statements for all years presented. Proceeds from the transactions are expected to approximate $20 million. A minor gain on the disposal is currently anticipated dependent on the final negotiations of the one remaining store.

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:
(In thousands)	March 29, 2008 (52 Weeks)	March 31, 2007 (53 Weeks)	March 25, 2006 (52 Weeks)

Earnings (loss) from discontinued operations (net of taxes of ($90), $444 and ($911))	$(93)	$992	$(477)
Gain on disposal of discontinued operations (net of taxes of $1,027)	1,888	-	-
Total earnings (loss) from discontinued operations	$1,795	$992	$(477)

In accordance with Emerging Issues Task Force (EITF) Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the principal amount of debt that could be

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

paid with the proceeds from the sale of such operations, and is allocated based on the ratio of net assets to be sold or discontinued to the sum of total net assets of the consolidated entity plus consolidated debt other than (a) debt of the discontinued operation that will be assumed by the buyer, (b) debt that is required to be paid as a result of the disposal transaction, and (c) debt that can be directly attributed to other operations. Interest expense of $0.1 million, $0.4 million and $0.3 million, net of tax, was allocated to, and is included in, earnings (loss) from discontinued operations in the Consolidated Statements of Earnings for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Spartan Stores monitors specific market conditions for its discontinued operations real estate on a regular basis. During fiscal 2006, Spartan Stores recorded an additional liability of $2.3 million for changes in its estimated sublease income due to revised estimates of such offsets to its closed store lease liabilities.

Sales of discontinued operations for fiscal years 2008, 2007 and 2006 were $139.2 million, $164.2 million and $167.1 million, respectively. Significant assets and liabilities of discontinued operations are as follows:
(In thousands)	March 29, 2008	March 31, 2007

Current assets *	$18,523	$22,023
Property, net	6,607	9,633
Other long-term assets	381	79
Current liabilities	14,173	14,659
Long-term liabilities	1,569	3,756

* Includes property and equipment held for sale

Spartan Stores anticipates that it will be subject to a partial withdrawal liability from a multi-employer pension plan related to the 2003 closures of certain of its discontinued Food Town stores when a final determination is made based on the June 30, 2006 financial condition of the plan. Previous estimates provided by the trustees of the multi-employer pension plan indicate that there is an underfunded liability which we believe to have resulted from a change in actuarial assumptions, investment performance, other employers' withdrawals, or a combination of these factors, occurring subsequent to the closure of these stores. Spartan Stores intends to challenge such a determination prior to settling the partial withdrawal liability if, and when, assessed after actuarial work is complete for the June 30, 2006 date. At this time, Spartan Stores does not know when the June 30, 2006 actuarial work will be completed. Spartan Stores has estimated its potential liability based on available preliminary information and recorded an after-tax charge of approximately $1.1 million in Discontinued Operations in the third quarter of fiscal 2006.

Note 5
Asset Impairments and Exit Costs

In fiscal 2008, exit costs of $11.3 million were recorded in the purchase price allocation of the Felpausch acquisition (Note 2) for acquired stores that management plans to or has closed. In fiscal 2008, exit costs were reduced by $1.9 million for changes in estimated future sublease recoveries in excess of previous estimates. Goodwill was reduced as a result of this change in estimate as the initial charges were established in the purchase price allocation for previous acquisitions.

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

In fiscal 2006, the Retail segment recognized charges of $0.6 million for asset impairment, store and office facility exit costs and severance benefits.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The exit costs include severance benefits and the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

The following table provides the activity of exit costs for our Retail segment for fiscal years 2008, 2007 and 2006. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in Current liabilities and "Exit costs" in Long-term liabilities based on when the obligations are expected to be paid.
(In thousands)	Lease and Ancillary Costs

Balance at March 27, 2005	$15,520
Provision for lease and related ancillary costs, net of estimated sublease recoveries	2,719 (a)
Provision for pension withdrawal liability	1,654 (b)
Payments, net of interest accretion	(4,576)
Balance at March 25, 2006	15,317
Exit costs assumed in acquisition of D&W (see Note 2)	19,231
Exit costs assumed in Carter's acquisition (see Note 2)	552
Provision for lease and related ancillary costs, net of estimated sublease recoveries	4,050
Payments, net of interest accretion	(6,447)
Balance at March 31, 2007	32,703
Exit costs assumed in Felpausch acquisition (see Note 2)	11,305
Change in estimates	(1,868)
Payments, net of interest accretion	(6,013)
Balance at March 29, 2008	$36,127

(a)	Includes $2.3 million of charges recorded in discontinued operations.
(b)

Represents pension withdrawal liabilities from multi-employer pension plans affiliated with the former discontinued Food Town supermarkets. The $1.7 million charge in fiscal 2006 was recorded in discontinued operations and is discussed in Note 4.

Note 6
Long-Term Debt

Spartan Stores' long-term debt consists of the following:
(In thousands)	March 29, 2008	March 31, 2007

Senior secured revolving credit facility, due December 2012	$-	$78,182
Convertible subordinated notes, 3.375% due May 2027	110,000	-
Capital lease obligations (Note 8)	35,815	26,354
Other, 5.00% - 9.25%, due fiscal 2009 - 2021	8,633	4,299
	154,448	108,835
Less current portion	10,874	2,494
Total long-term debt	$143,574	$106,341

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective April 5, 2007, Spartan Stores amended its existing senior secured revolving credit facility. The amendment extended the senior secured revolving credit facility ("credit facility") maturity by two years and now matures in December 2012 rather than December 2010. Spartan Stores amended the credit facility effective May 22, 2007, in part to permit the issuance of the convertible senior notes described below. At Spartan Stores' option, the maximum amount under the credit facility may be increased up to $275.0 million through the increased commitments from lenders, and provided that asset levels are increased sufficient to support the increased borrowings. Interest rates under the amended agreement may be up to 50 basis points lower for London InterBank Offered Rate ("LIBOR") borrowings depending on levels of excess availability under the agreement. The credit facility is secured by substantially all of Spartan Stores' assets. On August 17, 2007, Spartan Stores entered into an agreement to increase the maximum credit available under its existing senior secured credit facility from $225.0 million to $255.0 million.

Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include a minimum fixed charge coverage ratio and maximum capital expenditures, as defined in the credit agreement. These covenants are not effective as long as Spartan Stores maintains minimum excess availability levels of $25.0 million with respect to the minimum fixed charge coverage ratio and $20 million with respect to maximum capital expenditures. Spartan Stores had available borrowings of $176.3 million at March 29, 2008 and excess availability of $186.3 million. Payment of dividends and repurchases of outstanding shares are permitted up to a total of $15.0 million per year, provided that excess availability of $20.0 million is maintained. The credit facility provides for the issuance of letters of credit of which $4.3 million were outstanding and unused as of March 29, 2008. Borrowings under the revolving credit portion of the facility bear interest at LIBOR plus 1.25% or the prime rate (weighted average interest rate of 6.00% at March 29, 2008).

On May 30, 2007, Spartan Stores issued $110 million in aggregate principal amount of unsecured 3.375% convertible senior notes due May 15, 2027. The notes are general unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated obligations. They are effectively subordinated to our existing and any future secured indebtedness to the extent of the assets securing such indebtedness. The notes are structurally subordinated to our subsidiaries' indebtedness and other liabilities. The Notes are not guaranteed by our subsidiaries. The net proceeds from the sale of the notes after deducting selling discounts of 2.5% and offering expenses of $0.6 million were approximately $106.5 million, and were used to pay down amounts owed under our senior secured revolving credit facility and partially fund the Felpausch stores acquisition.

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

Upon conversion by the holder, the notes convert at an initial conversion rate of 28.0310 shares of Spartan Stores common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $35.67 per share), subject to adjustments upon certain events. Upon a surrender of notes for conversion, Spartan Stores will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and the total conversion obligation, and shares of Spartan Stores common stock in respect of the remainder, if any, of the conversion obligation - unless Spartan Stores has elected to satisfy its obligation under such conversion by delivering only shares of common stock. For the fiscal year ended March 29, 2008, the notes had no impact on diluted earnings per share because the average stock price during the period was below $35.67 per share, and the notes, if converted, would require only cash at settlement.

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

The weighted average interest rates including loan fee amortization for fiscal 2008, 2007 and fiscal 2006 were 6.71%, 9.73% and 8.65%, respectively.

At March 29, 2008, long-term debt was due as follows:
(In thousands)	Fiscal Year
	2009	$10,874
	2010	3,472
	2011	3,205
	2012	3,409
	2013	3,208
	Thereafter	130,280
		$154,448

Note 7
Commitments and Contingencies

Spartan Stores subleases property at certain locations and received rental income of $1.6 million in fiscal 2008. In the event of the customer's default, Spartan would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 8.

Unions represent approximately 11% of Spartan Stores' associates. A contract covering 180 distribution center and transportation associates expires in April 2010. Contracts covering an additional 660 distribution center and transportation associates expire in October 2011.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Rental expense, net of sublease income, under operating leases consisted of the following:

(In thousands)	2008	2007	2006

Minimum rentals	$29,083	$25,530	$22,331
Contingent payments	1,056	870	698
Sublease income	(1,609)	(1,409)	(1,335)
	$28,530	$24,991	$21,694

Total future lease commitments of Spartan Stores under capital and operating leases in effect at March 29, 2008 are as follows:
(In thousands)	Capital	Operating
Fiscal Year	Used in Operations	Used in Operations	Subleased to Others	Total

2009	$5,997	$27,830	$1,095	$28,925
2010	5,847	24,662	1,004	25,666
2011	5,643	21,395	837	22,232
2012	5,576	16,198	754	16,952
2013	5,075	12,441	528	12,969
Thereafter	27,543	37,414	783	38,197

Total	55,681	$139,940	$5,001	$144,941
Interest	(19,866)
Present value of minimum lease obligations	35,815
Current portion	3,020
Long-term obligations	$32,795

Spartan Stores anticipates a reduction in the above total operating lease obligations of $4.1 million as The Pharm transactions are completed, of which $1.1 million to $2.2 million is expected to be included in the liability for exit costs as the lease obligations of certain stores are not expected to be assumed by the buyers.

Amortization expense for property under capital leases was $2.5 million, $1.7 million and $0.5 million in fiscal years 2008, 2007 and 2006, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets held under capital leases consisted of the following:
(In thousands)	March 29, 2008	March 31, 2007

Buildings and improvements	$28,970	$20,299
Equipment	4,163	889
	33,133	21,188
Less accumulated depreciation	6,420	4,098
Net property	$26,713	$17,090

One of Spartan Stores' subsidiaries leases retail store facilities to non-related entities. Of the stores leased, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. A majority of the leases provide for minimum and contingent rentals based upon stipulated sales volumes and contain renewal options. Certain of the leases contain escalation clauses.

Owned assets, included in property and equipment, which are leased to others are as follows:
(In thousands)	March 29, 2008	March 31, 2007

Land and improvements	$1,644	$1,644
Buildings	5,527	5,527
	7,171	7,171
Less accumulated depreciation	3,220	3,010
Net property	$3,951	$4,161

Future minimum rentals to be received under operating leases in effect at March 29, 2008 are as follows:

(In thousands)
Fiscal Year	Owned Property	Leased Property	Total

2009	$1,417	$1,571	$2,988
2010	1,151	1,477	2,628
2011	932	1,277	2,209
2012	566	894	1,460
2013	406	579	985
Thereafter	151	870	1,021
Total	$4,623	$6,668	$11,291

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spartan Stores' Company Plan benefit formula utilizes a cash balance approach. Under the cash balance formula, credits are added annually to a participant's "account" based on a percent of the participant's compensation and years of vested service at the beginning of each calendar year. Transition credits were also added at Spartan Stores' discretion to certain participants' accounts until the year 2007 if certain age and years-of-service requirements were met. At Spartan Stores' discretion, interest credits are also added annually to a participant's account based upon the participant's account balance as of the last day of the immediately preceding calendar year. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act of 1976 ("ERISA"). Company Plan assets consist principally of common stocks and U.S. government and corporate obligations. The Company Plan does not hold any Spartan Stores stock.

Spartan Stores also maintains a Supplemental Executive Retirement Plan ("SERP"), which provides nonqualified deferred compensation benefits to Spartan Stores' officers. Benefits under the SERP are paid from Spartan Stores' general assets, as there is no separate trust established to fund benefits.

Matching contributions made by Spartan Stores to salary reduction defined contribution plans totaled $2.4 million, $2.0 million and $1.8 million in fiscal years 2008, 2007 and 2006, respectively.

In addition to the plans described above, Spartan Stores participates in several multi-employer and other defined contribution plans for substantially all associates covered by collective bargaining agreements. The expense for these plans totaled approximately $7.7 million in fiscal 2008, $6.6 million in fiscal 2007 and $6.3 million in fiscal 2006.

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

Effective March 31, 2007, Spartan Stores adopted the recognition and disclosure provisions of SFAS No. 158 which required the Company to recognize the funded status of its pension plan and other postretirement benefits beginning in the March 31, 2007 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The incremental effect of adopting the provisions of SFAS No. 158 on the March 31, 2007 Consolidated Balance Sheet is presented in the following table. SFAS No. 158 had no effect on the Consolidated Statements of Earnings.

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
(In thousands, except percentages)	Pension Benefits		SERP Benefits		Postretirement Benefits
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Change in benefit obligation
Benefit obligation at beginning of year	$49,928	$46,944	$643	$670	$7,133	$7,609
Service cost	3,532	3,084	53	45	211	224
Interest cost	2,733	2,438	35	35	401	409
Plan amendments	-	-	-	-	88	-
Actuarial (gain) loss	1,884	1,085	57	(33)	(941)	(488)
Benefits paid	(5,008)	(3,623)	(60)	(74)	(803)	(621)

Benefit obligation at measurement date	$53,069	$49,928	$728	$643	$6,089	$7,133

Change in plan assets
Plan assets at fair value at beginning of year	$48,058	$42,164	$-	$-	$-	$-
Actual return on plan assets	3,182	6,047	-	-		-
Company contributions	7,705	3,470	60	74	803	621
Benefits paid	(5,008)	(3,623)	(60)	(74)	(803)	(621)

Plan assets at fair value at measurement date	$53,937	$48,058	$-	$-	$-	$-

Funded status	$868	$(1,870)	$(728)	$(643)	$(6,089)	$(7,133)
Contributions during fourth quarter	625	741	13	17	-	-
Net amount recognized in financial position	$1,493	$(1,129)	$(715)	$(626)	$(6,089)	$(7,133)

Components of net amount recognized in financial position:
Noncurrent assets	$1,493	$-	$-	$-	$-	$-
Current liabilities	-	-	(69)	(61)	(320)	(346)
Noncurrent liabilities	-	(1,129)	(646)	(565)	(5,769)	(6,787)
	$1,493	$(1,129)	$(715)	$(626)	$(6,089)	$(7,133)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss (gain)	$8,226	$6,082	$422	$392	$355	$1,334
Prior service cost (credit)	(6,521)	(7,212)	(14)	(15)	(624)	(776)
Net transition obligation	-	-	-	-	-	-
	$1,705	$(1,130)	$408	$377	$(269)	$558

Weighted average assumptions at
Measurement date
Discount rate	6.25%	5.75%	6.25%	5.75%	6.25%	5.75%
Expected return on plan assets	8.50%	8.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

Under SFAS No. 158, the benefit obligation for pension plans is measured as the projected benefit obligation; the benefit obligation for postretirement benefit plans is measured as the accumulated benefit obligation. The

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

accumulated benefit obligation for both of the defined benefit plans was $52.1 million and $49.5 million at December 31, 2007 and 2006, respectively.

Components of net periodic benefit cost
(In thousands)	Pension Benefits			SERP
	March 29, 2008	March 31, 2007	March 25, 2006	March 29, 2008	March 31, 2007	March 25, 2006
Service cost	$3,532	$3,084	$3,011	$53	$45	$16
Interest cost	2,733	2,438	2,307	35	35	31
Expected return on plan assets	(3,732)	(3,207)	(2,892)	-	-	-
Amortization of net transition obligation	-	-	5	-	-	-
Amortization of prior service cost	(690)	(690)	(690)	(1)	(1)	(1)
Recognized actuarial net loss	290	310	295	27	27	17
Net periodic benefit cost	$2,133	$1,935	$2,036	$114	$106	$63

	Postretirement Benefits
	March 29, 2008	March 31, 2007	March 25, 2006
Service cost	$211	$224	$214
Interest cost	401	409	383
Amortization of prior service cost	(64)	(63)	(63)
Recognized actuarial net loss	39	66	43
Net periodic benefit cost	$587	$636	$577

The net actuarial loss, prior service cost and transition obligation included in "Accumulated Other Comprehensive Income" and expected to be recognized in net periodic benefit cost during fiscal year 2009 are as follows:

(In thousands)	Pension Benefits	SERP Benefits	Postretirement Benefits

Net actuarial loss	$346	$(690)	$-
Prior service credit	36	(1)	(54)
	$382	$(691)	$(54)

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses are amortized over the average remaining service life of active participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets.

Spartan Stores has assumed an average long-term expected return on pension plan assets of 8.50% as of March 29, 2008. The expected return assumption was modeled by third-party investment portfolio managers, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. The expected return was developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the plan assets. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. This overall return assumption is believed to be reasonable over a longer-term period that is consistent with the liabilities.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.0% for fiscal 2008, 10.50% for fiscal 2007 and 11.00% for fiscal 2006, decreasing .50% per year to 5.00%. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

by 0.98% and the periodic postretirement benefit cost by 0.66%. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation by 0.90% and periodic postretirement benefit cost by 0.60%.

Plan assets

Plan assets are valued using quoted market prices when available.

Spartan Stores has an investment policy for the pension plan with a long-term asset allocation mix designed to meet the long-term retirement obligations. The asset allocation mix is reviewed annually and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes actual allocations as of December 31, 2007 and December 31, 2006:
		Plan Assets
	Target Range	December 31, 2007	December 31, 2006
Asset Category
Equity securities	60.0 - 75.0%	62.9%	67.4%
Fixed income	25.0 - 40.0	37.1	32.6
Total	100.0%	100.0%	100.0%

The investment policy emphasizes the following key objectives: (1) maintain the purchasing power of the current assets and all future contributions by producing positive real rates of return on plan assets; (2) maximize return within reasonable and prudent levels of risk in order to minimize contributions and (3) control costs of administering the plan and managing the investments.

Spartan Stores made a voluntary contribution of $5.0 million to its defined benefit pension plan in fiscal 2008. The voluntary contribution will eliminate certain Pension Benefits Guaranty Corporation premiums, move the plan to a fully funded status and reduce future pension expense. As a result of this payment, no payments are required to be made in fiscal 2009 to meet the minimum funding requirements. However, Spartan Stores currently expects to contribute approximately $1.5 million to its defined benefit pension plan in fiscal 2009.

The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:
(In thousands)	Pension Benefits and SERP Benefits	Other Benefits

2009	$4,207	$320
2010	4,672	336
2011	4,670	346
2012	5,205	359
2013	4,919	373
2014 to 2018	30,103	1,986

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10
Taxes on Income

The income tax provision for continuing operations is summarized as follows:

(In thousands)	March 29, 2008	March 31, 2007	March 25, 2006

Currently payable:
Federal	$3,080	$463	$59
State	800	-	-

Deferred
Federal	14,385	12,550	9,591

Total	$18,265	$13,013	$9,650

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:
	2008	2007	2006

Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	1.0	-	-
Tax credits	(0.2)	(0.3)	(0.3)
Other	0.2	0.3	(0.6)

Effective income tax rate	36.0%	35.0%	34.1%

During the second quarter of fiscal 2008, the Michigan legislature enacted a new business income tax effective January 1, 2008, which replaced the former Michigan Single Business Tax (SBT) that was in effect through December 31, 2007. The new income tax, or Michigan Business Tax, is reported in Income taxes in the accompanying consolidated statements of earnings, whereas the former SBT was included in Selling, general and administrative expenses.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities resulting from temporary differences as of March 29, 2008 and March 31, 2007 are as follows:
(In thousands)
	2008	2007
Deferred tax assets:
Employee benefits	$8,082	$8,263
Accounts receivable	916	1,072
Net operating loss carryforward	-	2,898
Alternative Minimum Tax credit	1,103	726
Asset impairment and closed store reserves	2,309	4,167
Deferred revenue	893	932
State taxes	790	1,083
All other	2,413	1,783
Total deferred tax assets	16,506	20,924

Deferred tax liabilities:
Depreciation	14,176	10,244
Inventory	3,245	2,403
Goodwill	5,999	2,550
Convertible debt interest	1,599	-
All other	1,425	1,136
Total deferred tax liabilities	26,444	16,333

Net deferred tax (liability) asset	$(9,938)	$4,591

Spartan Stores adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) on April 1, 2007, the first day of fiscal year 2008. Spartan Stores recorded the cumulative effect of adopting FIN 48 by increasing shareholders' equity by $1.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
(In thousands)

Balance at April 1, 2007	$384
Gross increases - tax positions taken in prior years	365
Gross decreases - tax positions taken in prior years	(86)
Gross increases - tax positions taken in current year	-
Gross decreases - tax positions taken in current year	-
Settlements with taxing authorities	-
Lapse of statute of limitations	(45)

Balance at March 29, 2008	$618

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spartan Stores anticipates that substantially all of the unrecognized tax benefits will be settled prior to March 28, 2009. Spartan Stores recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Accrued interest and penalties are not material. No amounts of unrecognized tax liabilities, if recognized, would affect the effective tax rate.

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

Note 11
Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans covering 3,200,000 shares of Spartan Stores' common stock, the Spartan Stores, Inc. 2001 Stock Incentive Plan (the "2001 Plan") and the Spartan Stores, Inc. Stock Incentive Plan of 2005 (the "2005 Plan"). The plans provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates. As of March 29, 2008, 175,587 shares remained unissued under the 2001 Plan, and 877,030 shares remained unissued under the 2005 Plan.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table illustrates the effect on net earnings and earnings per share as if share-based compensation expense for fiscal 2006 had been determined based on the fair value recognition provisions of SFAS No. 123(R):
(In thousands, except per share data)	2006

Net earnings, as reported	$18,172
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(328)

Pro forma net earnings	$17,844

Basic earnings per share - as reported	$0.87
Basic earnings per share - pro forma	0.86

Diluted earnings per share - as reported	$0.86
Diluted earnings per share - pro forma	0.84

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

The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
	2008	2007	2006

Dividend yield	0.70% - 0.89%	1.00% - 1.46%	0.00%
Expected volatility	32.84% - 34.51%	30.43% - 31.70%	57.73%
Risk-free interest rate	4.27% - 4.76%	4.58% - 5.11%	3.86%
Expected life of option	6.25 years	6.25 years	7 years

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes stock option activity for the three years ended March 29, 2008:

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value (In thousands)

Options outstanding at March 27, 2005	1,340,760	$6.99	7.29	$6,426
Granted	83,250	11.50
Exercised	(341,455)	4.79
Cancelled	(73,612)	8.15

Options outstanding at March 25, 2006	1,008,943	$8.01	6.41	$5,323
Granted	187,845	13.95
Exercised	(547,269)	8.30
Cancelled	(40,122)	10.68

Options outstanding at March 31, 2007	609,397	$9.44	6.87	$10,553
Granted	97,138	28.00
Exercised	(117,620)	6.24
Cancelled	(8,283)	9.92

Options outstanding at March 29, 2008	580,632	$13.16	6.56	$5,059

Options exercisable at March 25, 2006	696,340	$8.98	5.85	$3,220
Options exercisable at March 31, 2007	265,832	$8.57	5.17	$4,833
Options exercisable at March 29, 2008	293,321	$8.85	4.94	$3,461

Vested and expected to vest in the future at March 29, 2008	565,129	$12.96	6.50	$5,003

The weighted average grant-date fair value of stock options granted during fiscal years 2008, 2007 and 2006 was $10.91, $4.85 and $7.05, respectively. The total intrinsic value of stock options exercised during fiscal years 2008, 2007 and 2006 was $2.4 million, $5.0 million and $2.3 million, respectively. Cash received from option exercises was $0.7 million, $3.2 million and $0.9 million during fiscal years 2008, 2007 and 2006, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize information concerning options outstanding and options exercisable at March 29, 2008:
Options Outstanding
Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price

$2.29 - 8.00	131,009	4.97	$3.72
8.01 - 12.00	139,710	5.32	9.65
12.01 - 14.00	155,475	8.12	13.70
14.01 - 28.28	154,438	7.44	23.81
$2.29 - 28.28	580,632	6.56	$13.16

Options Exercisable
Exercise Prices	Options Exercisable	Weighted Average Exercise Price

$2.29 - 8.00	108,648	$3.82
8.01 - 12.00	103,897	9.00
12.01 - 14.00	33,674	13.70
14.01 - 28.28	47,102	16.61
$2.29 - 28.28	293,321	$8.85

Spartan Stores awarded 170,011 shares, 268,677 shares, and 252,173 shares of restricted stock during fiscal years 2008, 2007 and 2006, respectively. Shares awarded to employees vest in 20 percent increments over a five-year service period. Awards granted to directors prior to May 10, 2006 vest 100 percent after three years and awards granted on or after May 10, 2006 vest in one-third increments over a three-year service period. Awards are subject to certain transfer restrictions and forfeiture prior to vesting. All shares fully vest upon a "Change in Control" as defined by the Plan. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the vesting period.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes restricted stock activity for the three years ended March 29, 2008:

	Shares	Weighted Average Grant-Date Fair Value

Outstanding and nonvested at March 27, 2005	369,401	$3.18
Granted	252,173	11.50
Vested	(146,200)	2.80
Forfeited	(38,376)	6.32

Outstanding and nonvested at March 25, 2006	436,998	$7.83
Granted	268,677	13.96
Vested	(117,790)	6.92
Forfeited	(41,181)	10.09

Outstanding and nonvested at March 31, 2007	546,704	$10.86
Granted	170,011	27.98
Vested	(132,789)	10.02
Forfeited	(3,836)	14.91

Outstanding and nonvested at March 29, 2008	580,090	$16.04

The weighted average grant-date fair value of restricted shares granted during fiscal years 2008, 2007 and 2006 was $27.98, $13.96 and $11.50, respectively. The total fair value of shares vested during fiscal years 2008, 2007 and 2006 was $1.3 million, $0.8 million and $0.4 million, respectively.

Share-based compensation expense recognized and included in "Selling, general and administrative expenses" in the Consolidated Statements of Earnings and related tax benefits were as follows:
(In thousands)	2008	2007	2006

Stock options	$821	$493	$-
Restricted stock	2,192	1,413	760
Tax benefits	(1,094)	(667)	(266)
	$1,919	$1,239	$494

As of March 29, 2008, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $1.2 million for stock options and $7.0 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.2 years for stock options and 3.4 years for restricted stock.

Spartan Stores realized excess tax benefits of $5.2 million, $6.3 million and $4.2 million related to the exercise of stock options and the vesting of restricted stock during fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Spartan Stores has a stock bonus plan covering 300,000 shares of Spartan Stores common stock. Under the provisions of this plan, certain officers and key associates of Spartan Stores may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 30% of the portion of the bonus they elect to receive in stock. Compensation expense is recorded based upon the market price of the stock as of the measurement date. At March 29, 2008, 172,687 shares remained unissued under the plan.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $4.8 million, $3.8 million and $3.1 million for fiscal years ended 2008, 2007 and 2006, respectively. Non-cash investing and financing activities include capital leases of $7.6 million, $0.8 million and $0.2 million for fiscal years 2008, 2007 and 2006, respectively. Non-cash investing activities also include capital expenditures included in accounts payable of $7.0 million, $1.2 million and $0.6 million for fiscal years 2008, 2007 and 2006.

Note 13
Reporting Segment Information

Using the management approach as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), Spartan Stores' reporting segments are identified by products sold and customer profile and include the Distribution and Retail segments.

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

The Retail segment operates supermarkets in Michigan that typically offer dry grocery, produce, frozen, dairy, meat, beverages, floral, seafood, health and beauty care, delicatessen and bakery goods. Approximately 60% of the stores offer pharmacy services and 16 fuel centers were in operation as of March 29, 2008.

Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth information by reporting segment:

(In thousands)
	Distribution	Retail	Total
Year Ended March 29, 2008
Net sales	$1,284,299	$1,192,523	$2,476,822
Depreciation and amortization	7,642	16,139	23,781
Operating earnings	34,681	26,941	61,622
Capital expenditures	8,425	31,651	40,076
Year Ended March 31, 2007
Net sales	$1,238,079	$968,191	$2,206,270
Depreciation and amortization	7,837	12,609	20,446
Operating earnings	28,442	20,224	48,666
Capital expenditures	6,284	20,450	26,734
Year Ended March 25, 2006
Net sales	$1,155,880	$716,974	$1,872,854
Depreciation and amortization	8,281	10,474	18,755
Operating earnings	21,983	12,137	34,120
Capital expenditures	11,730	16,927	28,657

(In thousands)
	2008	2007	2006
Total Assets at Year End
Distribution	$219,962	$192,176	$182,813
Retail	364,664	263,588	161,530
Discontinued operations	25,511	31,735	34,254
Total	$610,137	$487,499	$378,597

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14
Quarterly Financial Information (unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. Common stock prices are the high and low sales prices for transactions reported on the NASDAQ Global Select Market for each period.

(In thousands, except per share data)
Fiscal 2008	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)		2nd Quarter (12 weeks)		1st Quarter (12 weeks)

Net sales	$2,476,822	$570,731	$787,835	(a)	$598,053	(a)	$520,203	(a)
Gross margin	494,968	119,444	153,839	(a)	122,415	(a)	99,270	(a)
Earnings from continuing operations before income taxes	50,776	12,676	11,630	(a)	16,943	(a)	9,527	(a)
Earnings from continuing operations	32,511	7,787	10,266	(a)	8,266	(a)	6,192	(a)
Discontinued operations, net of taxes	1,795	299	336	(a)	836	(a)	324	(a)
Net earnings	34,306	8,086	10,602		9,102		6,516

Earnings from continuing operations per share:
Basic	$1.53	$0.37	$0.48	(a)	$0.39	(a)	$0.29	(a)
Diluted	1.50	0.36	0.47	(a)	0.38	(a)	0.29	(a)
Net earnings per share:
Basic	$1.61	$0.38	$0.50		$0.43		$0.31
Diluted	1.58	0.37	0.49		0.42		0.30

Dividends paid	$4,371	$1,095	$1,095		$1,091		$1,090
Common stock price - High	34.09	23.09	24.56		34.09		25.41
Common stock price - Low	17.08	17.08	18.85		21.64		32.51

(In thousands, except per share data)
Fiscal 2007	Full Year (53 weeks)	4th Quarter (13 weeks)	3rd Quarter (16 weeks)		2nd Quarter (12 weeks)		1st Quarter (12 weeks)

Net sales	$2,206,270	$520,063	$673,936	(a)	$522,475	(a)	$489,796	(a)
Gross margin	431,454	105,546	126,712	(a)	104,221	(a)	94,975	(a)
Earnings from continuing operations before income taxes	37,181	10,474	9,126	(a)	14,440	(a)	3,141	(a)
Earnings from continuing operations	24,168	6,791	5,949	(a)	9,388	(a)	2,040	(a)
Discontinued operations, net of taxes	992	452	(55	)(a)	(54	)(a)	649	(a)
Net earnings	25,160	7,243	5,894		9,334		2,689

Earnings from continuing operations per share:
Basic	$1.15	$0.32	$0.28	(a)	$0.45	(a)	$0.10	(a)
Diluted	1.13	0.32	0.28	(a)	0.44	(a)	0.09	(a)
Net earnings per share:
Basic	$1.20	$0.34	$0.28		$0.45		$0.13
Diluted	1.18	0.34	0.28		0.44		0.12

Dividends paid	$4,302	$1,083	$2,154		$-		$1,065
Common stock price - High	27.40	27.40	22.62		18.60		14.73
Common stock price - Low	12.17	19.98	15.61		12.17		12.43

(a) Amounts have been adjusted from the amounts previously reported on Form 10-Q for reclassification of discontinued operations. See Note 4.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.
Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of March 29, 2008 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

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

          Management of Spartan Stores conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that Spartan Stores' internal control over financial reporting was effective as of March 29, 2008.

          The registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of March 29, 2008 as stated in their report below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Spartan Stores, Inc. and subsidiaries
Grand Rapids, Michigan

          We have audited the internal control over financial reporting of Spartan Stores, Inc. and subsidiaries (the "Company") as of March 29, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 29, 2008 of the Company and our report dated May 9, 2008, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company's change in its methods of accounting for income taxes as a result of adopting Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, in 2008.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
May 9, 2008

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

          The information required by this item is here incorporated by reference from the sections titled "The Board of Directors," "Spartan Stores' Executive Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Conduct and Ethics," and "Board Committees" (through "Audit Committee") in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2008.
Item 11.	Executive Compensation

          The information required by this item is here incorporated by reference from the sections entitled "Executive Compensation," "Potential Payments Upon Termination or Change in Control," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2008.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is here incorporated by reference from the sections titled "Ownership of Spartan Stores Stock" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2008.

          The following table provides information about Spartan Stores' equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2008.

EQUITY COMPENSATION PLANS
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	580,632	$ 13.16	1,225,304

Equity compensation plans not approved by security holders	0	Not applicable	0

Total	580,632	$ 13.16	1,225,304

(1)

Consists of the Spartan Stores, Inc. 1991 Stock Option Plan, the Spartan Stores, Inc. 2001 Stock Incentive Plan, the Spartan Stores, Inc. 2001 Stock Bonus Plan, and the Stock Incentive Plan of 2005. Stock options may no longer be issued under the 1991 Stock Option Plan. The numbers of shares reflected in column (c) in the table above with respect to the Stock Incentive Plan of 2005 (877,030 shares), the 2001 Stock Incentive Plan (175,587 shares) and the 2001 Stock Bonus Plan (172,687 shares) represent shares that may be issued other than upon the exercise of an option, warrant or right. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in Spartan Stores' capitalization.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          The information required by this item is here incorporated by reference from the section titled "Transactions with Related Persons" and the table captioned "Board of Directors Committee Membership" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2008.
Item 14.	Principal Accountant Fees and Services

          The information required by this item is here incorporated by reference from the section titled "Independent Auditors" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2008.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated May 9, 2008

Consolidated Balance Sheets at March 29, 2008 and March 31, 2007

Consolidated Statements of Earnings for each of the three years in the period ended March 29, 2008

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 29, 2008

Consolidated Statements of Cash Flows for each of the three years in the period ended March 29, 2008

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

2.3

Asset Purchase Agreement, dated March 19, 2007, by and among G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., and Felpausch Kalamazoo, LLC as Seller, and Family Fare, LLC, Prevo's Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC as Purchaser, previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, as filed March 23, 2007. Here incorporated by reference.

Exhibit Number	Document

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

2.5	Asset Purchase Agreement dated March 31, 2008 between Rite Aid of Ohio, Inc. and Seaway Food Town, Inc.

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

10.1

Purchase Agreement by and among Spartan Stores, Inc. and the Initial Purchasers named therein dated as of May 23, 2007. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

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

10.3

Amendment No. 2 to Loan and Security Agreement dated December 22, 2004, between Spartan Stores, Inc. and its subsidiaries and Congress Financial Corporation, Key Bank National Association, Fleet Capital Corporation, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Here incorporated by reference.

10.4

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

Exhibit Number	Document

10.5

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

10.8

Letter Agreement between Spartan Stores, Inc. and Wachovia Capital Finance Corporation (Central) as Agent for the Lenders, dated August 17, 2007. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed August 17, 2007. Here incorporated by reference.

10.9

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

10.10

First Amendment to Asset Purchase Agreement dated March 24, 2006 by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 30, 2006. Here incorporated by reference.

10.11

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

10.12

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

10.13	Asset Purchase Agreement dated March 31, 2008 between Rite Aid of Ohio, Inc. and Seaway Food Town, Inc. Disclosed as Exhibit 2.5 to this Annual Report on Form 10-K and here incorporated by reference.

10.14*	Spartan Stores, Inc. Annual Executive Incentive Plan of 2005. Previously filed as Appendix A to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

Exhibit Number	Document

10.15*	Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as Appendix B to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.16*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.17*	Spartan Stores, Inc. Supplemental Executive Retirement Plan. Previously filed as an exhibit to Spartan Stores Annual Report on Form 10-K filed May 23, 2005. Here incorporated by reference.

10.18*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.19*	Spartan Stores, Inc. 2000 Annual Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

10.20*	Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

10.21*	Form of Stock Option Grant to officers, dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.22*	Form of Restricted Stock Award to officers dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.23*	Form of Restricted Stock Award to outside directors dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 21, 2007. Here incorporated by reference.

10.24*	Form of Stock Option Award to outside directors dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.25*

Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference.

10.26*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference.

10.27

Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores Distribution, LLC. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Document

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spartan Stores, Inc. (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date:	May 15, 2008	By	/s/ Craig C. Sturken
Craig C. Sturken Chairman and Chief Executive Officer (Principal Executive Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.
May 15, 2008	By	*/s/ M. Shân Atkins
M. Shân Atkins Director

May 15, 2008	By	/s/ Dennis Eidson
Dennis Eidson President, Chief Operating Officer and Director

May 15, 2008	By	*/s/ Dr. Frank M. Gambino
Dr. Frank M. Gambino Director

May 15, 2008	By	*/s/ Frederick S. Morganthall, II
Frederick S. Morganthall, II, Director

May 15, 2008	By	*/s/ Elizabeth A. Nickels
Elizabeth A. Nickels Director

May 15, 2008	By	*/s/ Timothy J. O'Donovan
Timothy J. O'Donovan Director

May 15, 2008	By	*/s/ Kenneth T. Stevens
Kenneth T. Stevens Director

May 15, 2008	By	/s/ Craig C. Sturken
Craig C. Sturken Chairman, Chief Executive Officer and Director (Principal Executive Officer)

May 15, 2008	By	*/s/ James F. Wright
James F. Wright Director

May 15, 2008	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

May 15, 2008	*By	/s/ Craig C. Sturken
Craig C. Sturken Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Document

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

2.3

Asset Purchase Agreement, dated March 19, 2007, by and among G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., and Felpausch Kalamazoo, LLC as Seller, and Family Fare, LLC, Prevo's Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC as Purchaser, previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, as filed March 23, 2007. Here incorporated by reference.

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

2.5	Asset Purchase Agreement dated March 31, 2008 between Rite Aid of Ohio, Inc. and Seaway Food Town, Inc.

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

4.3	Form of 3.375% Convertible Senior Note due 2027. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

-i-

Exhibit Number	Document

10.1

Purchase Agreement by and among Spartan Stores, Inc. and the Initial Purchasers named therein dated as of May 23, 2007. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

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

10.3

Amendment No. 2 to Loan and Security Agreement dated December 22, 2004, between Spartan Stores, Inc. and its subsidiaries and Congress Financial Corporation, Key Bank National Association, Fleet Capital Corporation, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Here incorporated by reference.

10.4

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

10.5

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

10.8

Letter Agreement between Spartan Stores, Inc. and Wachovia Capital Finance Corporation (Central) as Agent for the Lenders, dated August 17, 2007. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed August 17, 2007. Here incorporated by reference.

10.9

Asset Purchase Agreement dated December 17, 2005, by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed December 22, 2005. Here incorporated by reference.

-ii-

Exhibit Number	Document

10.10

First Amendment to Asset Purchase Agreement dated March 24, 2006 by and among Family Fare LLC, Prevo's Family Markets, Inc., D&W Food Centers, Inc., and D&W Associate Resources, LLC. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 30, 2006. Here incorporated by reference.

10.11

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

10.12

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

10.13	Asset Purchase Agreement dated March 31, 2008 between Rite Aid of Ohio, Inc. and Seaway Food Town, Inc. Disclosed as Exhibit 2.5 to this Annual Report on Form 10-K and here incorporated by reference.

10.14*	Spartan Stores, Inc. Annual Executive Incentive Plan of 2005. Previously filed as Appendix A to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.15*	Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as Appendix B to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.16*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.17*	Spartan Stores, Inc. Supplemental Executive Retirement Plan. Previously filed as an exhibit to Spartan Stores Annual Report on Form 10-K filed May 23, 2005. Here incorporated by reference.

10.18*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.19*	Spartan Stores, Inc. 2000 Annual Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

10.20*	Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

10.21*	Form of Stock Option Grant to officers, dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.22*	Form of Restricted Stock Award to officers dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

-iii-

Exhibit Number	Document

10.23*	Form of Restricted Stock Award to outside directors dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 21, 2007. Here incorporated by reference.

10.24*	Form of Stock Option Award to outside directors dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.25*

Form of Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference.

10.26*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 11, 2004. Here incorporated by reference.

10.27

Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores Distribution, LLC. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

-iv-