Form 10-Q
period 2008-06-21
SPARTAN STORES INC
filed 2008-07-31
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 21, 2008.

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
Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act)
Yes ☐	No ☒

As of July 28, 2008 the registrant had 22,083,451 outstanding shares of common stock, no par value.

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

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 29, 2008 (in particular, you should refer to the discussion of "Risk Factors" in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and strengthen our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; sell on favorable terms assets classified as held for sale; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends; and, implement the other programs, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

          Anticipated future sales are subject to competitive pressures from many sources. Our Distribution and Retail businesses compete with many supercenters, warehouse discount stores, supermarkets, pharmacies and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, our ability to retain and add to the retail stores to whom we distribute, competitive pressures in the retail industry generally and our geographic markets specifically, our ability to implement effective new marketing and merchandising programs and unseasonable weather conditions. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	June 21, 2008	March 29, 2008

Current assets
Cash and cash equivalents	$30,616	$19,867
Accounts receivable, net	58,976	59,885
Inventories, net	121,721	113,078
Prepaid expenses and other current assets	10,730	9,252
Deferred taxes on income	6,417	7,792
Property and equipment held for sale	230	2,404
Total current assets	228,690	212,278

Other assets
Goodwill	186,487	186,531
Other, net	27,627	28,143
Total other assets	214,114	214,674

Property and equipment, net	185,036	183,185

Total assets	$627,840	$610,137

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$127,360	$112,899
Accrued payroll and benefits	25,276	35,723
Other accrued expenses	25,922	23,003
Current portion of exit costs	10,177	9,280
Current maturities of long-term debt and capital lease obligations	8,010	10,874
Total current liabilities	196,745	191,779

Long-term liabilities
Deferred income taxes	19,564	17,730
Postretirement benefits	8,499	8,127
Other long-term liabilities	14,993	15,434
Exit costs	28,897	26,847
Long-term debt and capital lease obligations	142,560	143,574
Total long-term liabilities	214,513	211,712

Commitments and contingencies (Note 5)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 22,102 and 21,909 shares outstanding	132,086	130,718
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(1,189)	(1,142)
Retained earnings	85,685	77,070
Total shareholders' equity	216,582	206,646

Total liabilities and shareholders' equity	$627,840	$610,137

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	12 Weeks Ended
	June 21, 2008	June 23, 2007

Net sales	$586,705	$520,203
Cost of sales	471,175	420,933
Gross margin	115,530	99,270

Operating expenses	100,520	87,392

Operating earnings	15,010	11,878

Other income and expenses
Interest expense	2,452	2,429
Other, net	(69)	(78)
Total other income and expenses	2,383	2,351

Earnings before income taxes and discontinued operations	12,627	9,527
Income taxes	5,050	3,335
Earnings from continuing operations	7,577	6,192

Earnings from discontinued operations, net of taxes	2,342	324
Net earnings	$9,919	$6,516

Basic earnings per share:
Earnings from continuing operations	$0.35	$0.29
Earnings from discontinued operations	0.11	0.02
Net earnings	$0.46	$0.31

Diluted earnings per share:
Earnings from continuing operations	$0.35	$0.29
Earnings from discontinued operations	0.11	0.01
Net earnings	$0.46	$0.30

Weighted average shares outstanding:
Basic	21,411	21,181
Diluted	21,729	21,650

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance - March 30, 2008	21,909	$130,718	$(1,142)	$77,070	$206,646

Effects of changing the pension plans'
measurement date pursuant to SFAS
No. 158, net of taxes	-	-	(47)	(199)	(246)

Comprehensive earnings -
Net earnings	-	-	-	9,919	9,919

Dividends - $.05 per share	-	-	-	(1,105)	(1,105)
Stock-based employee compensation	-	1,092	-	-	1,092
Issuances of common stock and related
tax benefits on stock option exercises	33	734	-	-	734
Issuances of restricted stock and
related income tax benefits	219	556	-	-	556
Cancellations of restricted stock	(59)	(1,014)	-	-	(1,014)

Balance - June 21, 2008	22,102	$132,086	$(1,189)	$85,685	$216,582

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	12 Weeks Ended
	June 21, 2008	June 23, 2007
Cash flows from operating activities
Net earnings	$9,919	$6,516
Earnings from discontinued operations	(2,342)	(324)
Earnings from continuing operations	7,577	6,192
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	5,966	4,919
Postretirement benefits expense	414	694
Deferred taxes on income	4,026	3,778
Stock-based compensation expense	1,092	596
Excess tax benefit on stock compensation	(1,572)	-
Other	(19)	(3)
Change in operating assets and liabilities:
Accounts receivable	(2,520)	(3,704)
Inventories	(18,912)	(9,303)
Prepaid expenses and other assets	(2,958)	(3,059)
Accounts payable	29,390	19,103
Accrued payroll and benefits	(9,831)	(10,317)
Postretirement benefits payments	(13)	(629)
Other accrued expenses and other liabilities	1,028	(892)
Net cash provided by operating activities	13,668	7,375

Cash flows from investing activities
Purchases of property and equipment	(14,294)	(8,169)
Net proceeds from the sale of assets	389	2
Acquisitions, net of cash acquired	-	(46,334)
Other	(71)	(11)
Net cash used in investing activities	(13,976)	(54,512)

Cash flows from financing activities
Net payments on revolving credit facility	-	(57,316)
Proceeds from long-term borrowings	-	110,000
Repayment of long-term borrowings	(3,878)	(601)
Financing fees paid	-	(3,358)
Excess tax benefit on stock compensation	1,572	-
Proceeds from sale of common stock	283	352
Dividends paid	(1,105)	(1,090)
Net cash (used in) provided by financing activities	(3,128)	47,987

Cash flows from discontinued operations
Net cash provided by operating activities	1,183	1,733
Net cash provided by investing activities	13,002	44
Net cash provided by discontinued operations	14,185	1,777

Net increase in cash and cash equivalents	10,749	2,627
Cash and cash equivalents at beginning of period	19,867	12,063
Cash and cash equivalents at end of period	$30,616	$14,690

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of June 21, 2008 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2
New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. In February 2007, the FASB delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective March 30, 2008, the first day of fiscal year 2009, Spartan Stores adopted the provisions of SFAS 157 related to financial assets and liabilities recognized or disclosed on a recurring basis. Adoption of these provisions had no impact on the consolidated financial statements. Spartan Stores is currently evaluating the impact, if any, that SFAS 157 provisions related to nonfinancial assets and nonfinancial liabilities will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with Spartan Stores' fiscal year ending March 28, 2009. Spartan Stores adopted the measurement date provisions of SFAS 158 on March 30, 2008, the first day of fiscal year 2009, and recorded the cumulative effect of adopting these provisions by decreasing shareholders' equity by $0.2 million.

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

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1), that changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will require Spartan Stores to recognize non-cash interest expense on its $110 million convertible senior notes based on the market rate for similar debt instruments without the conversion feature as of the date of debt issuance. FSP APB 14-1 will be effective at the beginning of fiscal year 2010 and must be applied on a retrospective basis.

Upon adoption on March 29, 2009, Spartan Stores expects to retroactively record additional non-cash interest expense of approximately $2.7 million and $3.2 million, pre-tax, for fiscal years 2008 and 2009, respectively. Spartan Stores also expects to record an increase in shareholders' equity of $27.6 million and a decrease in long-term debt of $27.6 million.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share pursuant to the two-class method described in FASB Statement No. 128, "Earnings Per Share." FSP EITF 03-6-1 will be effective at the beginning of fiscal year 2010 and must be applied on a retrospective basis. Spartan Stores is currently evaluating the impact that FSP EITF 03-6-1 will have on the consolidated financial statements.

Note 3
Discontinued Operations

During the fourth quarter of fiscal year 2008, Spartan Stores approved a plan to close the remaining 14 The Pharm stores and sell the prescription files. In the first quarter of fiscal 2009, Spartan Stores completed the closure and disposition of the prescription files of 13 of the 14 remaining The Pharm stores. Net cash proceeds of $13.0 million were received. Asset impairment charges and exit costs of $5.4 million were also recognized (Note 4). Spartan Stores continues in negotiations to sell the prescription file of the last remaining store. Divesting these stores allows Spartan Stores to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. The results of operations of these stores have been classified as discontinued operations in the consolidated financial statements for all periods presented.

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:
(In thousands)	12 Weeks Ended
	June 21, 2008	June 23, 2007

(Loss) earnings from discontinued operations (net of taxes of ($3,582) and $174)	$(5,176)	$324
Gain on disposal of discontinued operations (net of taxes of $5,203)	7,518	-
Total earnings from discontinued operations	$2,342	$324

Sales in discontinued operations for the quarters ended June 21, 2008 and June 23, 2007 were $20.8 million and $36.5 million, respectively. Significant assets and liabilities of discontinued operations are as follows:
	June 21, 2008	March 29, 2008
(In thousands)

Current assets *	$1,986	$18,523
Property, net	4,621	6,607
Other long-term assets	67	381
Current liabilities	6,348	14,173
Long-term liabilities	4,341	1,569

* Includes property and equipment held for sale

Note 4
Asset Impairments and Exit Costs

The following table provides the activity of exit costs for our Retail segment for the 12 weeks ended June 21, 2008. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in Current liabilities and "Exit costs" in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
Balance at March 30, 2008	$36,127
Exit costs related to disposition of The Pharm stores	4,284
Payments, net of interest accretion	(1,337)
Balance at June 21, 2008	$39,074

Exit costs of $4.3 million were recorded related to the disposition of The Pharm stores (Note 3) for store lease obligations not assumed by the purchaser of $1.6 million, an estimated partial withdrawal liability from a multi-employer pension plan of $2.3 million and severance of $0.4 million. The store lease obligations include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term. In addition, asset impairment charges of $1.1 million were recorded for unsold assets.

Note 5
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

Note 6
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the first quarters of fiscal 2009 and 2008:

(In thousands)
	Pension Benefits		SERP Benefits		Postretirement Benefits
	June 21, 2008	June 23, 2007	June 21, 2008	June 23, 2007	June 21, 2008	June 23, 2007
Service cost	$665	$883	$13	$13	$42	$53
Interest cost	797	683	11	9	92	100
Expected return on plan assets	(1,082)	(933)	-	-	-	-
Amortization of prior service cost	(173)	(173)	-	-	(13)	(16)
Recognized actuarial net loss	87	73	9	7	-	10
Net periodic benefit cost	$294	$533	$33	$29	$121	$147

No payments are required to be made in fiscal 2009 to meet the minimum funding requirements. However, Spartan Stores expects to contribute approximately $1.5 million to its defined benefit pension plan in fiscal 2009. As of June 21, 2008, no contributions have been made.

Note 7
Taxes on Income

As of June 21, 2008, there have been no material changes to the amount of unrecognized tax benefits. Spartan Stores expects that substantially all of the unrecognized tax benefits will be settled prior to June 20, 2009.

The effective income tax rate is higher than the statutory Federal income tax rate due to state income taxes.

Note 8
Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment", which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.7 million ($0.03 per diluted share) and $0.4 million ($0.02 per diluted share) in the first quarter of fiscal 2009 and 2008, respectively, as a component of Selling, general and administrative expenses in the Consolidated Statements of Earnings.

The following table summarizes activity in our share-based compensation plans for the first quarter ended June 21, 2008:
	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value

Outstanding at March 30, 2008	580,632	$13.16	580,090	$16.04
Granted	268,600	22.69	204,300	23.02
Exercised/Vested	(32,802)	8.78	(172,388)	13.64
Cancelled/Forfeited	(2,658)	22.73	(4,632)	22.50

Outstanding at June 21, 2008	813,772	$16.45	607,370	$19.02

Vested and expected to vest in the future at June 21, 2008	779,506	$16.20

Exercisable at June 21, 2008	366,354	$10.49

The weighted average grant-date fair value of stock options granted during the first quarter ended June 21, 2008 and June 23, 2007 was $8.80 and $10.99, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
	12 Weeks Ended
	June 21, 2008	June 23, 2007

Dividend yield	0.88%	0.70%
Expected volatility	37.55%	32.84%
Risk-free interest rate	3.28%	4.76%
Expected life of option	6.25 years	6.25 years

Due to certain events that are considered unusual and/or infrequent in nature, and that resulted in significant business changes during the limited historical exercise period, management does not believe that Spartan Stores' historical exercise data will provide a reasonable basis upon which to estimate the expected term of stock options. Therefore, the expected term of stock options granted is determined using the "simplified" method as described in SEC Staff Accounting Bulletins that uses the following formula: ((vesting term + original contract term)/2).

As of June 21, 2008, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $3.1 million for stock options and $10.5 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.8 years for stock options and 3.8 years for restricted stock.

Note 9
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $4.6 million and $4.5 million for the first quarter ended June 21, 2008 and June 23, 2007, respectively. Non-cash investing activities include capital expenditures included in other accrued expenses of $1.3 million and $2.5 million for the first quarter ended June 21, 2008 and June 23, 2007, respectively.

Note 10
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
12 Weeks Ended June 21, 2008
Net sales	$298,144	$288,561	$586,705
Depreciation and amortization	1,766	3,976	5,742
Operating earnings	7,486	7,524	15,010
Capital expenditures	1,340	12,954	14,294
12 Weeks Ended June 23, 2007
Net sales	$282,415	$237,788	$520,203
Depreciation and amortization	1,749	3,177	4,926
Operating earnings	5,209	6,669	11,878
Capital expenditures	1,882	6,287	8,169

	June 21, 2008	March 29, 2008
Total assets
Distribution	$236,790	$219,962
Retail	384,376	364,664
Discontinued operations	6,674	25,511
Total	$627,840	$610,137

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

          We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to nearly 400 independently owned grocery stores and our 84 corporate owned stores. Our Retail segment operates 84 retail supermarkets in Michigan under the banners Family Fare Supermarkets, Glen's Markets, D&W Fresh Markets and Felpausch Food Centers and 17 fuel centers / convenience stores under the banners Family Fare Quick Stop, Glen's Quick Stop, D&W Fresh Markets Quick Stop and Felpausch Quick Stop which are typically located adjacent to one of our supermarkets. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores.

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

          We also operated 14 deep-discount food and drug stores under the banner The Pharm. In the first quarter of fiscal 2009, we completed the closure and sale of prescription files of 13 of the 14 The Pharm stores. We remain in negotiations to sell the prescription file of the last remaining store. Divesting these stores allows us to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. The financial results of The Pharm stores have been included in discontinued operations in the accompanying consolidated financial statements for all periods presented.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales		Percentage Change
	June 21, 2008	June 23, 2007	Fiscal 2009 / Fiscal 2008
Net sales	100.0	100.0	12.8
Gross margin	19.7	19.1	16.4
Operating expenses	17.1	16.8	15.0
Operating earnings	2.6	2.3	26.4
Other income and expenses	0.4	0.5	1.4
Earnings before income taxes and discontinued operations	2.2	1.8	32.5
Income taxes	0.9	0.6	51.4
Earnings from continuing operations	1.3	1.2	22.4
Earnings from discontinued operations, net of taxes	0.4	0.1	*
Net earnings	1.7	1.3	52.2

* Percentage change is not meaningful

          Net Sales - Net sales for the quarter ended June 21, 2008 ("first quarter") increased $66.5 million, or 12.8 percent, from $520.2 million in the quarter ended June 23, 2007 ("prior year first quarter") to $586.7 million.

          Net sales for the first quarter in our Distribution segment increased $15.7 million, or 5.6 percent, from $282.4 million in the prior year first quarter to $298.1 million. The increase was due to the addition of new distribution customers of $33.5 million and an increase in sales to existing customers of $2.8 million, partially offset by the elimination of sales to Felpausch stores of $20.6 million (due to the acquisition).

          Net sales for the first quarter in our Retail segment increased $50.8 million, or 21.4 percent, from $237.8 million in the prior year first quarter to $288.6 million. The increase was primarily due to incremental sales from the recently acquired Felpausch retail stores of $42.4 million and increases in fuel center sales of $11.2 million, partially offset by lost sales relating to the sale of two retail stores in the prior year fourth quarter of $3.4 million.

          Total Retail comparable store sales increased 4.0 percent during the first quarter principally due to our ongoing capital investment program, including store remodels and the opening of additional fuel centers. Excluding sales from fuel centers and Easter holiday sales in the prior year first quarter, comparable store sales increased 1.6 percent. The Easter holiday occurred in the first and fourth quarters of fiscal 2008. There will be no Easter holiday during fiscal 2009. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

          Gross margin for the first quarter increased $16.3 million, or 16.4 percent, from $99.3 million in the prior year first quarter to $115.5 million. As a percent of net sales, gross margin for the first quarter increased to 19.7 percent from 19.1 percent. The gross margin rate improvement was primarily due to a larger concentration of higher margin retail sales as a percentage of consolidated sales and an improvement in distribution segment gross margin primarily due to the impact of the elimination of sales to our Felpausch stores, partially offset by an increase in LIFO expense due to higher product costs and growth in lower margin fuel sales.

          Operating Expenses - Operating expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          Operating expenses for the first quarter increased $13.1 million, or 15.0 percent, from $87.4 million in the prior year first quarter to $100.5 million. As a percent of net sales, SG&A expenses were 17.1 percent for the current quarter compared to 16.8 percent in the prior year first quarter. The net increase in SG&A is primarily due to added operating costs associated with the acquired Felpausch retail stores of $10.1 million, increases in compensation and benefits of $2.5 million, an increase in transportation fuel costs of $0.7 million and an increase of $0.5 million due to the operation of additional fuel centers, partially offset by a reduction in operating expenses of $0.9 million related to the sale of two retail stores in the prior year fourth quarter and $0.5 million due to the replacement of the Michigan Single Business Tax (MSBT) with a new income tax for the State of Michigan. The MSBT was not considered an income tax and was included in SG&A expenses.

          Interest Expense - Interest expense increased slightly from $2.4 million in the prior year first quarter to $2.5 million. The increase was due to higher average outstanding borrowings, substantially offset by lower interest rates. Interest expense of $0.0 million and $0.1 million was allocated to, and is included in, earnings from discontinued operations in the consolidated statements of earnings for the current quarter and the prior year first quarter, respectively.

          Income Taxes - The effective tax rate is 40.0% and 35.0% for the first quarter and prior year first quarter, respectively. The difference from the statutory rate in the first quarter is due to State of Michigan income taxes. The new state income tax is expected to be a larger burden on our net earnings than the former MSBT.

Discontinued Operations

          Our former insurance operations and certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

          During the fourth quarter of fiscal year 2008, Spartan Stores approved a plan to close the remaining 14 The Pharm stores. In the first quarter of fiscal 2009, we completed the closure and disposition of the prescription files of 13 of the 14 The Pharm stores. Cash proceeds of $13.7 million were received Asset impairment charges and exit costs of $5.4 million were recognized. We continue in negotiations to sell the prescription file of the last remaining store. Divesting these stores allows us to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the first quarter and prior year first quarter:

(In thousands)
	June 21, 2008	June 23, 2007
Net cash provided by operating activities	$13,668	$7,375
Net cash used in investing activities	(13,976)	(54,512)
Net cash (used in) provided by financing activities	(3,128)	47,987
Net cash provided by discontinued operations	14,185	1,777

Net increase in cash and cash equivalents	10,749	2,627
Cash and cash equivalents at beginning of period	19,867	12,063
Cash and cash equivalents at end of period	$30,616	$14,690

          Net cash provided by operating activities during the first quarter were greater than the prior year primarily due to increased net earnings and timing of accounts payable.

          Net cash used in investing activities decreased during the current quarter primarily due to the acquisition of Felpausch stores in the prior year. We used cash of $46.3 million for the acquisition of Felpausch stores in the first quarter of fiscal 2008. Capital expenditures, which do not include the acquisitions, increased $6.1 million to $14.3 million, of which our Retail and Distribution segments utilized 91% and 9%, respectively. Expenditures were used for store remodels and refurbishments, new fuel centers and new equipment and software. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. Our current available borrowings are over $155 million above these limits as of June 21, 2008 and we do not expect to fall below these levels. We expect capital expenditures to range from $55 million to $60 million for fiscal 2009. Our planned capital expenditures for fiscal 2009 include one new store, one replacement store, two to three additional store remodels, up to four new fuel centers, new equipment and software.

          Net cash (used in) provided by financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. In the prior year first quarter, proceeds of $110 million from the issuance of convertible senior notes were used to reduce borrowings on the senior secured revolving credit facility, to pay related financing fees and to partially fund the Felpausch acquisition. Cash dividends of $1.1 million were paid in each quarter. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at June 21, 2008 are $8.0 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash provided by discontinued operations contains the net cash flows of our discontinued operations and consists primarily of proceeds from the sale of assets and the payment of store exit cost reserves, insurance run-off claims and other liabilities. Included in current year quarter cash flows from discontinued operations are net proceeds on the disposal of assets of $13.0 million. We expect the cash provided by our discontinued operations will be approximately $11.5 million to $12.5 million in fiscal 2009.

          Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of June 21, 2008, our senior secured revolving credit facility had no outstanding borrowings, available borrowings of $175.3 million and maximum availability of $185.3 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores' business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

          Our current ratio increased to 1.16:1.00 at June 21, 2008 from 1.11:1.00 at March 29, 2008 and our investment in working capital was $31.9 million at June 21, 2008 versus $20.5 million at March 29, 2008. Our debt to total capital ratio at June 21, 2008 was 0.41:1.00 versus 0.43:1.00 at March 29, 2008. The change in these ratios was primarily due to seasonality of the business.

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 29, 2008. At June 21, 2008, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

Indebtedness and Liabilities of Subsidiaries

          On May 30, 2007, the Company sold $110 million aggregate principal amount of 3.375% Convertible Senior Notes due 2027 (the "Notes"). The Notes are general unsecured obligations and rank equally in right of payment with all of the Company's other existing and future obligations that are unsecured and unsubordinated. Because the Notes are unsecured, they are structurally subordinated to our subsidiaries' existing and future indebtedness and other liabilities and any preferred equity issued by our subsidiaries. We rely in part on distributions and advances from our subsidiaries in order to meet our payment obligations under the notes and our other obligations. The Notes are not guaranteed by our subsidiaries. Many of our subsidiaries serve as guarantors with respect to our existing credit facility. Creditors of each of our subsidiaries, including trade creditors, and preferred equity holders, generally have priority with respect to the assets and earnings of the subsidiary over the claims of our creditors, including holders of the Notes. The Notes, therefore, are effectively subordinated to the claims of creditors, including trade creditors, judgment creditors and preferred equity holders of our subsidiaries. In addition, our rights and the rights of our creditors, including the holders of the notes, to participate in the assets of a subsidiary during its liquidation or reorganization are effectively subordinated to all existing and future liabilities and preferred equity of that subsidiary. The Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing such indebtedness and to existing and future indebtedness and other liabilities of our subsidiaries (including subsidiary guarantees of our senior credit facility).

          The following table shows the indebtedness and other liabilities of our subsidiaries as of June 21, 2008:

Spartan Stores Subsidiaries Only
(In thousands)
June 21, 2008
Current Liabilities
Accounts payable	$127,229
Accrued payroll and benefits	24,766
Other accrued expenses	23,737
Current portion of exit costs	10,177
Current maturities of long-term debt and capital lease obligations	8,010
Total current liabilities	193,919

Long-term Liabilities
Postretirement benefits	7,799
Other long-term liabilities	14,761
Exit costs	28,897
Long-term debt and capital lease obligations	32,559
Total long-term liabilities	84,016

Total Subsidiary Liabilities	277,935
Operating Leases	131,342
Total Subsidiary Liabilities and Operating Leases	$409,277

Ratio of Earnings to Fixed Charges

          Our ratio of earnings to fixed charges was 3.59:1.00 and 2.99:1.00 for the first quarter and prior year first quarter, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

          We had letters of credit of $4.3 million outstanding and unused at June 21, 2008. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

New Accounting Standards

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. In February 2007, the FASB delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective March 30, 2008, the first day of fiscal year 2009, we adopted the provisions of SFAS 157 related to financial assets and liabilities recognized or disclosed on a recurring basis. Adoption of these provisions had no impact on the consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 provisions related to nonfinancial assets and nonfinancial liabilities will have on the consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with our fiscal year ending March 28, 2009. We adopted the measurement date provisions of SFAS 158 on March 30, 2008, the first day of fiscal year 2009, and recorded the cumulative effect of adopting these provisions by decreasing shareholders' equity by $0.2 million.

          In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141R), which revises SFAS No. 141. SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R will become effective for Spartan Stores at the beginning of fiscal year 2010, and must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal year 2010. We are currently evaluating the impact that SFAS 141R will have on future consolidated financial statements.

          In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1), that changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will require Spartan Stores to recognize non-cash interest expense on our $110 million convertible senior notes based on the market rate for similar debt instruments without the conversion feature as of the date of debt issuance. FSP APB 14-1 will be effective at the beginning of fiscal year 2010 and must be applied on a retrospective basis. Upon adoption on March 29, 2009, we expect to retroactively record additional non-cash interest expense of approximately $2.7 million and $3.2 million, pre-tax, for fiscal years 2008 and 2009, respectively. We also expect to record an increase in shareholders' equity of $27.6 million and a decrease in long-term debt of $27.6 million.

          In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share pursuant to the two-class method described in FASB Statement No. 128, "Earnings Per Share." FSP EITF 03-6-1 will be effective at the beginning of fiscal year 2010 and must be applied on a retrospective basis. We are currently evaluating the impact that FSP EITF 03-6-1 will have on the consolidated financial statements.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, exit costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

          There have been no material changes in market risk of Spartan Stores from the information provided under Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk", of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2008.
ITEM 4.	Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of June 21, 2008 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

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

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
Period 1 (March 30 - April 26, 2008)

Employee Transactions	-	$-

Period 2 (April 27 - May 24, 2008)

Employee Transactions	48,691	$20.83

Period 3 (May 25 - June 21, 2008)

Employee Transactions	-	$-

Total for First Quarter ended June 21, 2008	48,691	$20.83

Item 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

2.3

Asset Purchase Agreement dated March 31, 2008 between Rite Aid of Ohio, Inc. and Seaway Food Town, Inc., with amendments. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2008. Here incorporated by reference.

3.1

Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 10, 2005. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 20, 2007. Here incorporated by reference.

10.1	Form of Restricted Stock Award to executive officers.

10.2	Form of Stock Option Award to executive officers.

10.3	Form of Restricted Stock Award to non-employee directors.

10.4	Form of Stock Option Award to non-employee directors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date: July 31, 2008	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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

2.3

Asset Purchase Agreement dated March 31, 2008 between Rite Aid of Ohio, Inc. and Seaway Food Town, Inc., with amendments. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2008. Here incorporated by reference.

3.1

Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 10, 2005. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 20, 2007. Here incorporated by reference.

10.1	Form of Restricted Stock Award to executive officers.

10.2	Form of Stock Option Award to executive officers.

10.3	Form of Restricted Stock Award to non-employee directors.

10.4	Form of Stock Option Award to non-employee directors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.