Form 10-Q
period 2008-09-13
SPARTAN STORES INC
filed 2008-10-16
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 13, 2008.

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
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ☐	No ☒

As of October 10, 2008 the registrant had 22,086,869 outstanding shares of common stock, no par value.

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

          Anticipated future sales are subject to competitive pressures from many sources. Our Distribution and Retail businesses compete with many distributors, supercenters, warehouse discount stores, supermarkets, pharmacies and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, our ability to retain and add to the retail stores to whom we distribute, competitive pressures in the retail industry generally and our geographic markets specifically, our ability to implement effective new marketing and merchandising programs and unseasonable weather conditions. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

          Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by changes in costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor shortages, stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions and contributions of other employers who participate in multi-employer plans to which we contribute. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws. Our accounting estimates could change due to changes in facts, assumptions, or acceptable methods, and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, general economic conditions or other circumstances beyond our control could have adverse effects on the availability of and our ability to operate our warehouses and other facilities, consumer buying behavior, fuel costs, shipping and transportation, product imports, product cost inflation and its impact on LIFO expense and other factors affecting our company and the grocery industry generally. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates.

          Our future interest expense and income also may differ from current expectations, depending upon, among other factors: the amount of additional borrowings; changes in our borrowing agreements; changes in the interest rate environment; changes in accounting pronouncements; and changes in the amount of fees received or paid. The availability of our secured loan agreement depends on compliance with the terms of the loan agreement and financial stability of the banking community.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	September 13, 2008	March 29, 2008

Current assets
Cash and cash equivalents	$28,477	$19,867
Accounts receivable, net	54,479	59,885
Inventories, net	131,301	113,078
Prepaid expenses and other current assets	8,286	9,252
Deferred taxes on income	6,470	7,792
Property and equipment held for sale	-	2,404
Total current assets	229,013	212,278

Other assets
Goodwill	186,265	186,531
Other, net	27,713	28,143
Total other assets	213,978	214,674

Property and equipment, net	190,819	183,185

Total assets	$633,810	$610,137

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$121,217	$112,899
Accrued payroll and benefits	26,434	35,723
Other accrued expenses	24,497	23,003
Current portion of exit costs	10,154	9,280
Current maturities of long-term debt and capital lease obligations	7,976	10,874
Total current liabilities	190,278	191,779

Long-term liabilities
Deferred income taxes	22,527	17,730
Postretirement benefits	8,592	8,127
Other long-term liabilities	13,979	15,434
Exit costs	28,442	26,847
Long-term debt and capital lease obligations	141,957	143,574
Total long-term liabilities	215,497	211,712

Commitments and contingencies (Note 5)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 22,086 and 21,909 shares outstanding	133,571	130,718
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(1,189)	(1,142)
Retained earnings	95,653	77,070
Total shareholders' equity	228,035	206,646

Total liabilities and shareholders' equity	$633,810	$610,137

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	12 Weeks Ended		24 Weeks Ended
	September 13, 2008	September 15, 2007	September 13, 2008	September 15, 2007

Net sales	$626,830	$598,053	$1,213,535	$1,118,256
Cost of sales	499,312	475,638	970,487	896,571
Gross margin	127,518	122,415	243,048	221,685

Operating expenses	104,971	103,126	205,491	190,518

Operating earnings	22,547	19,289	37,557	31,167

Other income and expenses
Interest expense	2,408	2,446	4,860	4,875
Other, net	(140)	(100)	(209)	(178)
Total other income and expenses	2,268	2,346	4,651	4,697

Earnings before income taxes and discontinued operations	20,279	16,943	32,906	26,470

Income taxes:
Net impact of enactment of Michigan Business Tax (Note 7)	-	2,748	-	2,748
Income taxes	8,244	5,929	13,294	9,264
Total income taxes	8,244	8,677	13,294	12,012

Earnings from continuing operations	12,035	8,266	19,612	14,458

(Loss) earnings from discontinued operations, net of taxes	(963)	836	1,379	1,160
Net earnings	$11,072	$9,102	$20,991	$15,618

Basic earnings per share:
Earnings from continuing operations	$0.56	$0.39	$0.92	$0.68
(Loss) earnings from discontinued operations	(0.04)	0.04	0.06	0.06
Net earnings	$0.52	$0.43	$0.98	$0.74

Diluted earnings per share:
Earnings from continuing operations	$0.55	$0.38	$0.90	$0.67
(Loss) earnings from discontinued operations	(0.04)	0.04	0.06	0.05
Net earnings	$0.51	$0.42	$0.96	$0.72

Weighted average shares outstanding:
Basic	21,478	21,260	21,445	21,221
Diluted	21,778	21,695	21,754	21,673

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance - March 30, 2008	21,909	$130,718	$(1,142)	$77,070	$206,646

Effects of changing the pension plans'
measurement date pursuant to SFAS
No. 158, net of taxes	-	-	(47)	(199)	(246)

Comprehensive earnings:
Net earnings	-	-	-	20,991	20,991

Dividends - $.10 per share	-	-	-	(2,209)	(2,209)
Stock-based employee compensation	-	2,622	-	-	2,622
Issuances of common stock and related
tax benefits on stock option exercises	41	578	-	-	578
Issuances of restricted stock and
related income tax benefits	221	674	-	-	674
Cancellations of restricted stock	(85)	(1,021)	-	-	(1,021)

Balance - September 13, 2008	22,086	$133,571	$(1,189)	$95,653	$228,035

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	24 Weeks Ended
	September 13, 2008	September 15, 2007
Cash flows from operating activities
Net earnings	$20,991	$15,618
Earnings from discontinued operations	(1,379)	(1,160)
Earnings from continuing operations	19,612	14,458
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	12,519	10,512
Postretirement benefits expense	721	1,171
Deferred taxes on income related to enactment of the Michigan Business Tax (Note 7)	-	2,748
Deferred taxes on income	7,154	9,726
Stock-based compensation expense	2,622	1,310
Excess tax benefit on stock compensation	(1,471)	-
Other	(28)	(2)
Change in operating assets and liabilities:
Accounts receivable	310	(12,713)
Inventories	(29,182)	(26,929)
Prepaid expenses and other assets	(523)	(4,100)
Accounts payable	22,732	19,255
Accrued payroll and benefits	(8,624)	(6,680)
Postretirement benefits payments	(26)	(1,219)
Other accrued expenses and other liabilities	(2,482)	(3,282)
Net cash provided by operating activities	23,334	4,255

Cash flows from investing activities
Purchases of property and equipment	(24,877)	(15,923)
Net proceeds from the sale of assets	392	18
Acquisitions, net of cash acquired	-	(46,447)
Other	17	(10)
Net cash used in investing activities	(24,468)	(62,362)

Cash flows from financing activities
Net payments on revolving credit facility	-	(46,512)
Proceeds from long-term borrowings	-	110,000
Repayment of long-term borrowings	(4,711)	(1,335)
Financing fees paid	-	(3,496)
Excess tax benefit on stock compensation	1,471	-
Proceeds from exercise of stock options	348	575
Dividends paid	(1,105)	(2,181)
Net cash (used in) provided by financing activities	(3,997)	57,051

Cash flows from discontinued operations
Net cash used in operating activities	(44)	(1,150)
Net cash provided by investing activities	13,785	2,451
Net cash provided by discontinued operations	13,741	1,301

Net increase in cash and cash equivalents	8,610	245
Cash and cash equivalents at beginning of period	19,867	12,063
Cash and cash equivalents at end of period	$28,477	$12,308

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of September 13, 2008 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Note 3
Discontinued Operations

During the fourth quarter of fiscal year 2008, Spartan Stores approved a plan to close the remaining 14 The Pharm stores and sell the prescription files. In the first quarter of fiscal 2009, Spartan Stores completed the closure and disposition of the prescription files of 13 of the 14 remaining The Pharm stores, allowing Spartan Stores to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. In the second quarter of fiscal 2009, the closure and disposition of the prescription file of the last remaining store was completed. Total net cash proceeds of $13.8 million were received during the current fiscal year. Asset impairment charges and exit costs of $6.4 million were also recognized (Note 4). The results of operations of these stores have been classified as discontinued operations in the consolidated financial statements for all periods presented.

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:
(In thousands)	12 Weeks Ended
	September 13, 2008	September 15, 2007

Loss from discontinued operations (net of taxes of ($915) and ($408))	$(1,435)	$(754)
Gain on disposal of discontinued operations (net of taxes of $301 and $860)	472	1,590
Total (loss) earnings from discontinued operations	$(963)	$836

(In thousands)	24 Weeks Ended
	September 13, 2008	September 15, 2007

Loss from discontinued operations (net of taxes of ($4,688) and ($233))	$(6,420)	$(430)
Gain on disposal of discontinued operations (net of taxes of $5,695 and $858)	7,799	1,590
Total earnings from discontinued operations	$1,379	$1,160

Sales in discontinued operations for the quarters ended September 13, 2008 and September 15, 2007 were $1.4 million and $35.8 million, respectively. Sales for the year-to-date periods ended September 13, 2008 and September 15, 2007 were $22.3 million and $72.2 million, respectively. Significant assets and liabilities of discontinued operations are as follows:
(In thousands)	September 13, 2008	March 29, 2008

Current assets	$393	$18,523	*
Property, net	4,737	6,607
Other long-term assets	54	381
Current liabilities	5,217	14,173
Long-term liabilities	4,668	1,569

* Includes property and equipment held for sale

Note 4
Asset Impairments and Exit Costs

The following table provides the activity of exit costs for our Retail segment for the 24 weeks ended September 13, 2008. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in Current liabilities and "Exit costs" in Long-term liabilities based on when the obligations are expected to be paid.
(In thousands)

Balance at March 30, 2008	$36,127
Exit costs related to disposition of The Pharm stores	5,362
Payments, net of interest accretion	(2,893)
Balance at September 13, 2008	$38,596

Exit costs of $5.4 million were recorded related to the disposition of The Pharm stores (Note 3) for store lease obligations not assumed by the purchaser of $2.7 million, an estimated partial withdrawal liability from a multi-employer pension plan of $2.3 million and severance of $0.4 million. The store lease obligations include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income. In addition, asset impairment charges of $1.0 million were recorded for unsold assets.

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

Note 6
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the second quarter and year-to-date periods ended September 13, 2008 and September 15, 2007:

(In thousands)
12 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 13, 2008	Sept. 15, 2007	Sept. 13, 2008	Sept. 15, 2007	Sept. 13, 2008	Sept. 15, 2007
Service cost	$665	$883	$13	$13	$42	$53
Interest cost	797	683	11	9	92	100
Expected return on plan assets	(1,082)	(933)	-	-	-	-
Amortization of prior service cost	(173)	(173)	-	-	(13)	(16)
Recognized actuarial net loss	87	73	9	7	-	10
Net periodic benefit cost	$294	$533	$33	$29	$121	$147

(In thousands)
24 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 13, 2008	Sept. 15, 2007	Sept. 13, 2008	Sept. 15, 2007	Sept. 13, 2008	Sept. 15, 2007
Service cost	$1,330	$1,766	$26	$26	$84	$106
Interest cost	1,595	1,366	22	18	185	200
Expected return on plan assets	(2,165)	(1,866)	-	-	-	-
Amortization of prior service cost	(345)	(346)	-	-	(27)	(32)
Recognized actuarial net loss	173	146	17	14	-	20
Net periodic benefit cost	$588	$1,066	$65	$58	$242	$294

No payments are required to be made in fiscal 2009 to meet the minimum funding requirements; however, Spartan Stores may elect to make a voluntary contribution.

Note 7
Taxes on Income

As of September 13, 2008, there have been no material changes to the amount of unrecognized tax benefits. Spartan Stores does not anticipate that total unrecognized tax benefits will significantly change prior to September 12, 2009.

The effective income tax rate is higher than the statutory Federal income tax rate due to state income taxes.

During the prior year second quarter, the Michigan legislature enacted a new business income tax effective January 1, 2008, which replaced the former Michigan Single Business Tax that was in effect through December 31, 2007. The new income tax law was subsequently revised on September 30, 2007, two weeks after the end of Spartan Stores' prior year second quarter, to correct a deficiency in the tax code that would have significantly penalized Michigan-based companies. Because the legislative revision was not enacted until Spartan Stores' fiscal 2008 third quarter, generally accepted accounting principles required recognition of the negative impact of the originally enacted law in Spartan Stores' prior year second quarter results, and a credit of this same charge in the third quarter of fiscal 2008 when the revision was enacted. As a result, Spartan Stores recorded a one-time, non-cash charge of $2.7 million in Income taxes in the prior year second quarter and a corresponding change in deferred taxes on income, and credited the same amount in the third quarter as a reduction to Income taxes of $2.7 million. As a result of this charge in the prior year second quarter, the effective income tax rate was 51.2% and 45.4% for the second quarter and year-to-date periods ended September 15, 2007, versus the Federal statutory income tax rate of 35%.

Note 8
Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment", which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.9 million ($0.04 per diluted share) and $0.5 million ($0.02 per diluted share) in the second quarter of fiscal 2009 and 2008, respectively, as a component of Selling, general and administrative expenses in the Consolidated Statements of Earnings. Stock-based compensation expense (net of tax) was $1.6 million ($0.07 per diluted share) and $0.9 million ($0.04 per diluted share) for the year-to-date period ended September 13, 2008 and September 15, 2007, respectively.

The following table summarizes activity in our share-based compensation plans for the year-to-date period ended September 13, 2008:
	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value

Outstanding at March 30, 2008	580,632	$13.16	580,090	$16.04
Granted	268,600	22.69	205,710	23.03
Exercised/Vested	(41,113)	8.48	(173,520)	13.56
Cancelled/Forfeited	(7,491)	17.79	(30,118)	20.01

Outstanding at September 13, 2008	800,628	$16.56	582,162	$19.04

Vested and expected to vest in the future at September 13, 2008	768,945	$16.32

Exercisable at September 13, 2008	358,013	$10.53

The weighted average grant-date fair value of stock options granted during the second quarter ended September 15, 2007 was $9.51. No stock options were granted during the second quarter ended September 13, 2008. The weighted average grant-date fair value of stock options granted during the year-to-date period ended September 13, 2008 and September 15, 2007 was $8.80 and $10.99, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
	24 Weeks Ended
	Sept. 13, 2008	Sept. 15, 2007

Dividend yield	0.88%	0.70%-0.79%
Expected volatility	37.55%	32.84%-32.92%
Risk-free interest rate	3.28%	4.43%-4.76%
Expected life of option	6.25 years	6.25 years

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

As of September 13, 2008, total unrecognized compensation cost related to nonvested share-based awards granted under our stock incentive plans was $2.3 million for stock options and $9.4 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.7 years for stock options and 3.6 years for restricted stock.

Note 9
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $4.7 million and $4.6 million for the year-to-date periods ended September 13, 2008 and September 15, 2007, respectively. Non-cash investing activities include capital expenditures included in other accrued expenses of $2.2 million and $1.1 million for the year-to-date periods ended September 13, 2008 and September 15, 2007, respectively.

Note 10
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
12 Weeks Ended September 13, 2008
Net sales	$303,302	$323,528	$626,830
Depreciation and amortization	1,856	4,487	6,343
Operating earnings	9,999	12,548	22,547
Capital expenditures	3,707	6,876	10,583
12 Weeks Ended September 15, 2007
Net sales	$293,820	304,233	598,053
Depreciation and amortization	1,717	3,687	5,404
Operating earnings	7,647	11,642	19,289
Capital expenditures	1,874	5,880	7,754

24 Weeks Ended September 13, 2008
Net sales	$601,446	$612,089	$1,213,535
Depreciation and amortization	3,622	8,463	12,085
Operating earnings	17,485	20,072	37,557
Capital expenditures	5,047	19,830	24,877
24 Weeks Ended September 15, 2007
Net sales	$576,235	542,021	1,118,256
Depreciation and amortization	3,466	6,864	10,330
Operating earnings	12,856	18,311	31,167
Capital expenditures	3,756	12,167	15,923

	September 13, 2008	March 29, 2008
Total assets
Distribution	$245,019	$219,962
Retail	383,607	364,664
Discontinued operations	5,184	25,511
Total	$633,810	$610,137

Note 11
Subsequent Event

On October 13, 2008, Spartan Stores entered into an Asset Purchase Agreement (the "Purchase Agreement") with VG's Food Center, Inc. and VG's Pharmacy, Inc. (collectively, "VG's"), to acquire certain operating assets of VG's, a privately held retail grocery operator, and a current customer of the Distribution segment, with 17 retail stores located in southeastern Michigan. Under the terms of the Purchase Agreement, Spartan Stores would acquire and assume store leases, leasehold improvements and certain operating assets associated with those stores, VG's trademarks, trade names and intangibles, and certain other property for a purchase price of $85.0 million in cash. Spartan Stores would also purchase inventories.

Spartan Stores intends to finance this acquisition with available cash and borrowings on its senior secured revolving credit facility and expects the transaction to be completed late in its fiscal 2009 third quarter. The closing of the transaction is subject to a number of conditions stated in the Purchase Agreement. These conditions include, among others, that Spartan Stores be satisfied with its due diligence investigation; that certain consents and certificates be obtained from landlords and a variety of other third parties affected by the transaction; and that required regulatory approvals be obtained. The Purchase Agreement also contains representations and warranties of both parties, indemnification agreements, termination rights, and a variety of covenants and agreements.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

          We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to nearly 400 independently owned grocery stores and our 84 corporate owned stores. Our Retail segment operates 84 retail supermarkets in Michigan under the banners Family Fare Supermarkets, Glen's Markets, D&W Fresh Markets and Felpausch Food Centers and 18 fuel centers / convenience stores under the banners Family Fare Quick Stop, Glen's Quick Stop, D&W Fresh Markets Quick Stop and Felpausch Quick Stop which are typically located adjacent to one of our supermarkets. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores.

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

          We also operated 14 deep-discount food and drug stores under the banner The Pharm. In fiscal 2009, we completed the closure and sale of prescription files of all The Pharm stores, allowing us to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. The financial results of The Pharm stores have been included in discontinued operations in the accompanying consolidated financial statements for all periods presented.

          On October 13, 2008, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with VG's Food Center, Inc. and VG's Pharmacy, Inc. (collectively "VG's") , to acquire certain operating assets of VG's, a privately held retail grocery operator, and a current customer of our Distribution segment, with 17 retail stores located in southeastern Michigan. Under the terms of the Purchase Agreement, we would acquire and assume store leases, leasehold improvements and certain operating assets associated with those stores, VG's trademarks, trade names and intangibles, and certain other property for a purchase price of $85.0 million in cash. We would also purchase inventories.

          We intend to finance this acquisition with available cash and borrowings on our senior secured revolving credit facility and expect the transaction to be completed late in our fiscal 2009 third quarter. The closing of the transaction is subject to a number of conditions stated in the Purchase Agreement. These conditions include, among others, that we be satisfied with our due diligence investigation; that certain consents and certificates be obtained from landlords and a variety of other third parties affected by the transaction; and that required regulatory approvals be obtained. The Purchase Agreement also contains representations and warranties of both parties, indemnification agreements, termination rights, and a variety of covenants and agreements.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		24 Weeks Ended		12 Weeks Ended	24 Weeks Ended
	Sept. 13, 2008	Sept. 15, 2007	Sept. 13, 2008	Sept. 15, 2007	Sept. 13, 2008	Sept. 13, 2008
Net sales	100.0	100.0	100.0	100.0	4.8	8.5
Gross margin	20.3	20.5	20.0	19.8	4.2	9.6
Operating expenses	16.7	17.3	16.9	17.0	1.8	7.9
Operating earnings	3.6	3.2	3.1	2.8	16.9	20.5
Other income and expenses	0.4	0.4	0.4	0.4	(3.3)	(1.0)
Earnings before income taxes and discontinued operations	3.2	2.8	2.7	2.4	19.7	24.3
Income taxes:
Net impact of enactment of Michigan Business Tax	-	0.4	-	0.3	*	*
Income taxes	1.3	1.0	1.1	0.8	39.0	43.5
Total income taxes	1.3	1.4	1.1	1.1	(5.0)	10.7
Earnings from continuing operations	1.9	1.4	1.6	1.3	45.6	35.6
(Loss) earnings from discontinued operations, net of taxes	(0.1)	0.1	0.1	0.1	*	18.9
Net earnings	1.8	1.5	1.7	1.4	21.6	34.4

* Percentage change is not meaningful

          Net Sales - Net sales for the quarter ended September 13, 2008 ("second quarter") increased $28.8 million, or 4.8 percent, from $598.1 million in the quarter ended September 15, 2007 ("prior year second quarter") to $626.8 million. Net sales for the year-to-date period ended September 13, 2008 ("current year-to-date") increased $95.3 million, or 8.5 percent, from $1,118.3 million in the prior year-to-date period ended September 15, 2007 ("prior year-to-date") to $1,213.5 million.

          Net sales for the second quarter in our Distribution segment increased $9.5 million, or 3.2 percent, from $293.8 million in the prior year second quarter to $303.3 million. Net sales for the current year-to-date period increased $25.2 million, or 4.4 percent, from $576.2 million in the prior year-to-date period to $601.4 million. The second quarter increase was due to the addition of new distribution customers of $7.3 million and an increase in sales to existing customers of $2.2 million. The year-to-date increase was due to the addition of new distribution customers of $44.3 million and an increase in sales to existing customers of $1.5 million, partially offset by the elimination of sales to Felpausch stores of $20.6 million (due to our acquisition of the stores).

          Net sales for the second quarter in our Retail segment increased $19.3 million, or 6.3 percent, from $304.2 million in the prior year second quarter to $323.5 million. Net sales for the year-to-date period increased $70.1 million, or 12.9 percent, from $542.0 million in the prior year-to-date period to $612.1 million. The second quarter increase was primarily due to an increase in fuel center sales of $13.5 million and comparable store supermarket sales growth of $10.8 million, partially offset by lost sales relating to sold and closed stores of $6.8 million. The year-to-date increase was primarily due to incremental sales from the recently acquired Felpausch retail stores of $42.5 million, increases in fuel center sales of $25.4 million and increases in supermarket comparable sales growth of $11.2 million, partially offset by lost sales relating to sold and closed stores of $9.2 million.

          Total Retail comparable store sales increased 8.3 percent during the second quarter principally due to our ongoing capital investment program, including store remodels and the opening of additional fuel centers. Excluding sales from fuel centers, comparable store sales increased 4.1 percent. Total Retail comparable store sales increased 6.4 percent in the current year-to-date period. Excluding sales from fuel centers and Easter holiday sales in the prior year first quarter, comparable store sales increased 3.0 percent. The Easter holiday occurred in the first and fourth quarters of fiscal 2008. There will be no Easter holiday during fiscal 2009. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

          Gross margin for the second quarter increased $5.1 million, or 4.2 percent, from $122.4 million in the prior year second quarter to $127.5 million. As a percent of net sales, gross margin for the second quarter decreased to 20.3 percent from 20.5 percent. Gross margin for the year-to-date period increased $21.4 million, or 9.6 percent, from $221.7 million in the prior year-to-date period to $243.0 million. As a percent of net sales, gross margin for the year-to-date period increased to 20.0 percent from 19.8 percent. For the second quarter, the decrease in the gross margin rate was driven by growth in lower margin fuel sales, partially offset by improvements in the distribution segment gross margin. On a year-to-date basis, the gross margin rate improvement was primarily due to a larger concentration of higher margin retail sales as a percentage of consolidated sales and an improvement in distribution segment gross margin primarily due to the impact of the elimination of sales to our Felpausch stores, partially offset by an increase in LIFO expense due to higher product costs and growth in lower margin fuel sales.

          Operating Expenses - Operating expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          Operating expenses for the second quarter increased $1.8 million, or 1.8 percent, from $103.1 million in the prior year second quarter to $105.0 million. As a percent of net sales, operating expenses were 16.7 percent for the second quarter compared to 17.3 percent in the prior year second quarter. Operating expenses for the year-to-date period increased $15.0 million, or 7.9 percent, from $190.5 million in the prior year-to-date period to $205.5 million. As a percent of net sales, operating expenses were 16.9 percent for the current year-to-date period compared to 17.0 percent in the prior year-to-date period.

          The net increase in second quarter operating expenses was primarily due to the following:
•	Increases in compensation and benefits of $1.4 million.
•	Increases in transportation fuel costs of $0.8 million.
•	The cost of operating additional fuel centers of $0.7 million.
•	Reduced operating costs related to the sale of two retail stores in the prior year fourth quarter of $0.8 million.
•

Reduced operating expenses due to replacement of the Michigan Single Business Tax (MSBT) with a new income tax for the State of Michigan of $0.6 million. The MSBT was not considered an income tax and was included in operating expenses.

          The net increase in year-to-date operating expenses was primarily due to the following:
•	Additional operating costs associated with the acquired Felpausch retail stores of $10.2 million.
•	Increases in compensation and benefits of $3.9 million.
•	Increases in transportation fuel costs of $1.5 million.
•	The cost of operating additional fuel centers of $1.2 million.

•	Reduced operating costs related to the sale of two retail stores in the prior year fourth quarter of $1.7 million.
•	Reduced operating expenses due to replacement of the MSBT with a new income tax for the State of Michigan of $1.1 million.

          Income Taxes - The effective tax rate is 40.7% and 40.4% for the second quarter and current year-to-date period, respectively. The difference from the statutory rate is due to State of Michigan income taxes. The new state income tax is a larger burden on our net earnings than the former MSBT.

          During the prior year second quarter, the Michigan legislature enacted a new business income tax effective January 1, 2008, which replaced the former MSBT that was in effect through December 31, 2007. The new income tax law was subsequently revised on September 30, 2007, two weeks after the end of our prior year second quarter, to correct a deficiency in the tax code that would have significantly penalized Michigan-based companies. Because the legislative revision was not enacted until our fiscal 2008 third quarter, generally accepted accounting principles required recognition of the negative impact of the originally enacted law in our prior year second quarter results, and a credit of this same charge in the third quarter of fiscal 2008 when the revision was enacted. As a result, we recorded a one-time, non-cash charge of $2.7 million in Income taxes in the prior year second quarter and a corresponding change in deferred taxes on income, and credited the same amount in the third quarter as a reduction to Income taxes of $2.7 million. As a result of this charge in the prior year second quarter, the effective income tax rate was 51.2% and 45.4% for the second quarter and year-to-date periods ended September 15, 2007, versus the Federal statutory income tax rate of 35%.

Discontinued Operations

          Our former insurance operations and certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

          During the fourth quarter of fiscal year 2008, Spartan Stores approved a plan to close the remaining 14 The Pharm stores. In fiscal 2009, we completed the closure and sale of prescription files of all The Pharm stores, allowing us to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. Cash proceeds of $13.8 million were received. Asset impairment charges and exit costs of $6.4 million were recognized.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)
	September 13, 2008	September 15, 2007
Net cash provided by operating activities	$23,334	$4,255
Net cash used in investing activities	(24,468)	(62,362)
Net cash (used in) provided by financing activities	(3,997)	57,051
Net cash provided by discontinued operations	13,741	1,301
Net increase in cash and cash equivalents	8,610	245
Cash and cash equivalents at beginning of period	19,867	12,063
Cash and cash equivalents at end of period	$28,477	$12,308

          Net cash provided by operating activities increased from the prior year-to-date period primarily due to increased net earnings, timing of new business in the prior year, collection of new customer advances made in the prior year with delayed payment terms and timing of cash flows of inventories and accounts payable.

          Net cash used in investing activities decreased during the current fiscal year primarily due to the acquisition of Felpausch stores in the prior year. We used cash of $46.4 million for the acquisition of Felpausch stores in the fiscal 2008 year-to-date period. Capital expenditures, which do not include the acquisitions, increased $9.0 million to $24.9 million, of which our Retail and Distribution segments utilized 80% and 20%, respectively. Expenditures were used for store remodels and refurbishments, new fuel centers and new equipment and software. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. Our current available borrowings are over $164 million above these limits as of September 13, 2008 and we do not expect to fall below these levels. We expect capital expenditures to range from $55 million to $60 million for fiscal 2009. Our planned capital expenditures, excluding the effects of the VG's acquisition, for the remainder of fiscal 2009 include completion of one replacement store, two or three store remodels, and possibly one new fuel center, in addition to new equipment and software and the beginning of construction of one new store.

          Net cash (used in) provided by financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. In the prior year-to-date period, proceeds of $110 million from the issuance of convertible senior notes were used to reduce borrowings on the senior secured revolving credit facility, to pay related financing fees and to partially fund the Felpausch acquisition. Cash dividends of $1.1 million and $2.2 million were paid in the current and prior year-to-date periods, respectively. The decrease in cash dividends paid in the current year was due to timing of the end of the second quarter. Dividends declared were $2.2 million in each year-to-date period. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at September 13, 2008 are $8.0 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash provided by discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the proceeds from the sale of assets and the payment of store exit cost reserves, insurance run-off claims and other liabilities. Included in current year cash flows from discontinued operations are proceeds on the disposal of assets of $13.8 million. We expect cash provided by our discontinued operations will be approximately $8.0 million to $9.0 million in fiscal 2009.

          Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of September 13, 2008, our senior secured revolving credit facility had no outstanding borrowings, available borrowings of $184.4 million and maximum availability of $194.4 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for the pending acquisition and working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores' business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

          Our current ratio increased to 1.20:1.00 at September 13, 2008 from 1.11:1.00 at March 29, 2008 and our investment in working capital was $38.7 million at September 13, 2008 versus $20.5 million at March 29, 2008. Our debt to total capital ratio at September 13, 2008 was 0.40:1.00 versus 0.43:1.00 at March 29, 2008. The change in these ratios was primarily due to sales growth and seasonal inventory build.

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 29, 2008. At September 13, 2008, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

Indebtedness and Liabilities of Subsidiaries

          On May 30, 2007, the Company sold $110 million aggregate principal amount of 3.375% Convertible Senior Notes due 2027 (the "Notes"). The Notes are general unsecured obligations and rank equally in right of payment with all of the Company's other existing and future obligations that are unsecured and unsubordinated. Because the Notes are unsecured, they are structurally subordinated to our subsidiaries' existing and future indebtedness and other liabilities and any preferred equity issued by our subsidiaries. We rely in part on distributions and advances from our subsidiaries in order to meet our payment obligations under the notes and our other obligations. The Notes are not guaranteed by our subsidiaries. Many of our subsidiaries serve as guarantors with respect to our existing credit facility. Creditors of each of our subsidiaries, including trade creditors, and preferred equity holders, generally have priority with respect to the assets and earnings of the subsidiary over the claims of our creditors, including holders of the Notes. The Notes, therefore, are effectively subordinated to the claims of creditors, including trade creditors, judgment creditors and equity holders of our subsidiaries. In addition, our rights and the rights of our creditors, including the holders of the notes, to participate in the assets of a subsidiary during its liquidation or reorganization are effectively subordinated to all existing and future liabilities and preferred equity of that subsidiary. The Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing such indebtedness and to existing and future indebtedness and other liabilities of our subsidiaries (including subsidiary guarantees of our senior credit facility).

          The following table shows the indebtedness and other liabilities of our subsidiaries as of September 13, 2008:

Spartan Stores Subsidiaries Only
(In thousands)
September 13, 2008
Current Liabilities
Accounts payable	$120,083
Accrued payroll and benefits	25,566
Other accrued expenses	20,734
Current portion of exit costs	10,154
Current maturities of long-term debt and capital lease obligations	7,976
Total current liabilities	184,513

Long-term Liabilities
Postretirement benefits	7,862
Other long-term liabilities	13,979
Exit costs	28,442
Long-term debt and capital lease obligations	31,957
Total long-term liabilities	82,240

Total Subsidiary Liabilities	266,753
Operating Leases	136,314
Total Subsidiary Liabilities and Operating Leases	$403,067

Ratio of Earnings to Fixed Charges

          Our ratio of earnings to fixed charges was 5.2:1.00 and 4.5:1.00 for the second quarter and prior year second quarter, respectively, and 4.4:1.00 and 3.8:1.00 for the year-to-date and prior year-to-date periods, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

          We had letters of credit of $4.3 million outstanding and unused at September 13, 2008. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

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

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of September 13, 2008 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          The following table provides information regarding the Company's purchases of its own common stock during the second quarter. The Company has no public stock repurchase plans or programs. All transactions reported are with associates under stock compensation plans. These include: (1) shares of Spartan Stores, Inc. stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
June 22 - July 19, 2008
Employee Transactions	-	$-
July 20 - August 16, 2008
Employee Transactions	55	$25.37
August 17 - September 13, 2008
Employee Transactions	305	$23.76
Total for Second Quarter ended September 13, 2008	360	$24.01

ITEM 4.	Submission of Matters to a Vote of Security Holders

          Spartan Stores held its 2008 annual meeting on August 13, 2008. At the meeting, the following matters were submitted to a vote of the shareholders:

1.	Election of three directors; and
2.	Ratification of the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal 2009.

          The following three persons were duly elected at the meeting:
	Term Expiring	Votes For	Votes Withheld
Elizabeth A. Nickels	2011	17,136,744	2,610,998
Kenneth T. Stevens	2011	17,136,225	2,611,517
James F. Wright	2011	19,230,483	517,259

          The following six persons continue to serve as directors of Spartan Stores: M. Shan Atkins, Dr. Frank M. Gambino and Timothy J. O'Donovan are currently serving terms that will expire at Spartan Stores' 2009 annual meeting of shareholders, and Craig C. Sturken, Frederick J. Morganthall, II and Dennis Eidson are currently serving terms that will expire at Spartan Stores' 2010 annual meeting of shareholders.

          The shareholders voted on a proposal to ratify the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal year 2009. With respect to this proposal, shares were voted as follows:
Proposal	For	Against	Abstain	Broker Non- Votes

Proposal to ratify the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal year 2009.	15,225,418	4,507,825	14,497	-

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

2.4

Asset Purchase Agreement, dated October 13, 2008, by and among V.G.'s Food Center, Inc. and VG's Pharmacy, Inc. as Seller and Family Fare, LLC as Purchaser, previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed October 15, 2008. Here incorporated by reference.

3.1

Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 10, 2005. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 20, 2007. Here incorporated by reference.

10.1	Spartan Stores, Inc. Stock Incentive Plan of 2005.

10.2	Spartan Stores, Inc. Annual Executive Incentive Plan of 2005.

10.3	Spartan Stores, Inc. 2001 Stock Incentive Plan.

10.4	Spartan Stores, Inc. 2001 Stock Bonus Plan.

10.5	Spartan Stores, Inc. 2000 Annual Incentive Plan.

10.6	Spartan Stores, Inc. 1991 Stock Option Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date: October 16, 2008	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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

2.4

Asset Purchase Agreement, dated October 13, 2008, by and among V.G.'s Food Center, Inc. and VG's Pharmacy, Inc. as Seller and Family Fare, LLC as Purchaser, previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed October 15, 2008. Here incorporated by reference.

3.1

Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 10, 2005. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 20, 2007. Here incorporated by reference.

10.1	Spartan Stores, Inc. Stock Incentive Plan of 2005.

10.2	Spartan Stores, Inc. Annual Executive Incentive Plan of 2005.

10.3	Spartan Stores, Inc. 2001 Stock Incentive Plan

10.4	Spartan Stores, Inc. 2001 Stock Bonus Plan

10.5	Spartan Stores, Inc. 2000 Annual Incentive Plan

10.6	Spartan Stores, Inc. 1991 Stock Option Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.