Form 10-Q
period 2009-01-03
SPARTAN STORES INC
filed 2009-02-05
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2009.

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

As of January 31, 2009 the registrant had 22,208,663 outstanding shares of common stock, no par value.

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

          Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by changes in costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor shortages, stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions and contributions of other employers who participate in multi-employer plans to which we contribute. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws. Our accounting estimates could change and the actual effects of changes in accounting principles could deviate from our estimates due to changes in facts, assumptions, or acceptable methods, and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, general economic conditions or other circumstances beyond our control could have adverse effects on the availability of and our ability to operate our warehouses and other facilities, consumer buying behavior, fuel costs, shipping and transportation, product imports, product cost inflation and its impact on LIFO expense and other factors affecting our company and the grocery industry generally. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	January 3, 2009	March 29, 2008

Current assets
Cash and cash equivalents	$9,650	$19,867
Accounts receivable, net	46,811	59,885
Inventories, net	132,389	113,078
Prepaid expenses and other current assets	9,462	9,252
Deferred taxes on income	6,008	7,792
Property and equipment held for sale	-	2,404
Total current assets	204,320	212,278

Other assets
Goodwill	253,107	186,531
Other, net	57,070	28,143
Total other assets	310,177	214,674

Property and equipment, net	224,893	183,185

Total assets	$739,390	$610,137

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$100,857	$112,899
Accrued payroll and benefits	31,882	35,723
Other accrued expenses	14,497	23,003
Current portion of exit costs	10,066	9,280
Current maturities of long-term debt and capital lease obligations	3,883	10,874
Total current liabilities	161,185	191,779

Long-term liabilities
Deferred income taxes	33,154	17,730
Postretirement benefits	8,603	8,127
Other long-term liabilities	21,312	15,434
Exit costs	39,589	26,847
Long-term debt and capital lease obligations	237,391	143,574
Total long-term liabilities	340,049	211,712

Commitments and contingencies (Note 8)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 22,163 and 21,909 shares outstanding	135,889	130,718
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(1,189)	(1,142)
Retained earnings	103,456	77,070
Total shareholders' equity	238,156	206,646

Total liabilities and shareholders' equity	$739,390	$610,137

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	16 Weeks Ended		40 Weeks Ended
	January 3, 2009	January 5, 2008	January 3, 2009	January 5, 2008

Net sales	$781,949	$787,835	$1,995,484	$1,906,091
Cost of sales	624,509	633,996	1,594,996	1,530,567
Gross margin	157,440	153,839	400,488	375,524

Operating expenses	139,552	138,608	345,043	329,126

Operating earnings	17,888	15,231	55,445	46,398

Other income and expenses
Interest expense	3,216	3,754	8,076	8,629
Other, net	(142)	(153)	(351)	(331)
Total other income and expenses	3,074	3,601	7,725	8,298

Earnings before income taxes and discontinued operations	14,814	11,630	47,720	38,100

Income taxes:
Net impact of enactment of Michigan Business tax (Note 11)	-	(2,748)	-	-
Income taxes	6,132	4,112	19,426	13,376
Total income taxes	6,132	1,364	19,426	13,376

Earnings from continuing operations	8,682	10,266	28,294	24,724

Earnings from discontinued operations, net of taxes	229	336	1,608	1,496
Net earnings	$8,911	$10,602	$29,902	$26,220

Basic earnings per share:
Earnings from continuing operations	$0.40	$0.48	$1.32	$1.16
Earnings from discontinued operations	0.01	0.02	0.07	0.07
Net earnings	$0.41	$0.50	$1.39	$1.23

Diluted earnings per share:
Earnings from continuing operations	$0.40	$0.47	$1.30	$1.14
Earnings from discontinued operations	0.01	0.02	0.07	0.07
Net earnings	$0.41	$0.49	$1.37	$1.21

Weighted average shares outstanding:
Basic	21,547	21,318	21,486	21,260
Diluted	21,861	21,660	21,797	21,668

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance - March 30, 2008	21,909	$130,718	$(1,142)	$77,070	$206,646

Effects of changing the pension plans'
measurement date pursuant to SFAS
No. 158, net of taxes	-	-	(47)	(199)	(246)

Comprehensive earnings:
Net earnings	-	-	-	29,902	29,902

Dividends - $.15 per share	-	-	-	(3,317)	(3,317)
Stock-based employee compensation	-	4,047	-	-	4,047
Issuances of common stock and related
tax benefits on stock option exercises	109	1,388	-	-	1,388
Issuances of restricted stock and
related income tax benefits	231	786	-	-	786
Cancellations of restricted stock	(86)	(1,050)	-	-	(1,050)

Balance - January 3, 2009	22,163	$135,889	$(1,189)	$103,456	$238,156

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	40 Weeks Ended
	January 3, 2009	January 5, 2008
Cash flows from operating activities
Net earnings	$29,902	$26,220
Earnings from discontinued operations	(1,608)	(1,496)
Earnings from continuing operations	28,294	24,724
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	21,181	18,223
Postretirement benefits expense	1,023	1,927
Deferred taxes on income	18,678	13,975
Stock-based compensation expense	4,047	2,262
Excess tax benefit on stock compensation	(1,924)	-
Other	13	24
Change in operating assets and liabilities:
Accounts receivable	8,123	(10,085)
Inventories	(14,469)	(19,013)
Prepaid expenses and other assets	(1,312)	(3,926)
Accounts payable	3,388	3,459
Accrued payroll and benefits	(2,968)	(2,942)
Postretirement benefits payments	(3,387)	(6,764)
Other accrued expenses and other liabilities	(13,863)	(2,076)
Net cash provided by operating activities	46,824	19,788

Cash flows from investing activities
Purchases of property and equipment	(42,557)	(29,666)
Net proceeds from the sale of assets	815	24
Acquisitions, net of cash acquired	(101,773)	(49,083)
Other	3	(37)
Net cash used in investing activities	(143,512)	(78,762)

Cash flows from financing activities
Net proceeds from (payments on) revolving credit facility	85,485	(47,757)
Proceeds from long-term borrowings	-	110,000
Repayment of long-term borrowings	(10,326)	(2,703)
Financing fees paid	-	(3,751)
Excess tax benefit on stock compensation	1,924	-
Proceeds from exercise of stock options	844	729
Dividends paid	(3,317)	(3,276)
Net cash provided by financing activities	74,610	53,242

Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(1,933)	2,346
Net cash provided by investing activities	13,794	2,719
Net cash provided by discontinued operations	11,861	5,065

Net decrease in cash and cash equivalents	(10,217)	(667)
Cash and cash equivalents at beginning of period	19,867	12,063
Cash and cash equivalents at end of period	$9,650	$11,396

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of January 3, 2009 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2
New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a FASB Staff Position on SFAS 157, "Effective Date of FASB Statement No. 157" (FSP FAS 157-2). FSP FAS 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. Effective March 30, 2008, the first day of fiscal year 2009, Spartan Stores adopted the provisions of SFAS 157 related to financial assets and liabilities recognized or disclosed on a recurring basis. Adoption of these provisions had no impact on the consolidated financial statements. Spartan Stores is currently evaluating the impact, if any, that SFAS 157 provisions related to nonfinancial assets and nonfinancial liabilities will have on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 is effective March 28, 2009. Spartan Stores does not expect SFAS 161 to have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets". The intent of FSP FAS 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP FAS 142-3 will become effective for Spartan Stores on March 29, 2009. Spartan Stores is currently evaluating the impact that FSP FAS 142-3 will have on the consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1), that changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will require Spartan Stores to recognize non-cash interest expense on its $110 million convertible senior notes based on the market rate for similar debt instruments without the conversion feature as of the date of debt issuance. FSP APB 14-1 will be effective at the beginning of fiscal year 2010 and must be applied on a retrospective basis. Upon adoption on March 29, 2009, Spartan Stores expects to retroactively record additional non-cash interest expense of approximately $2.7 million and $3.2 million, pre-tax, for fiscal years 2008 and 2009, respectively. Spartan Stores also expects to record an increase in shareholders' equity of $27.6 million and a decrease in long-term debt of $27.6 million.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share pursuant to the two-class method described in FASB Statement No. 128, "Earnings Per Share." FSP EITF 03-6-1 will be effective at the beginning of fiscal year 2010 and must be applied on a retrospective basis. Spartan Stores expects that basic earnings per share will decrease by $0.04 to $0.05, $0.04 and $0.03 for fiscal years 2009, 2008 and 2007, respectively, and dilutive earnings per share will decrease by $0.03 to $0.04, $0.02 and $0.02 for fiscal years 2009, 2008 and 2007, respectively.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends and expands the disclosure requirements of SFAS No. 132(R) for plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 will be effective for Spartan Stores' on March 27, 2010. Spartan Stores does not expect that FSP FAS 132(R)-1 will have a significant impact on the consolidated financial statements.

Note 3
Acquisition of Assets

On December 29, 2008, Spartan Stores acquired certain assets and assumed certain liabilities related to VG's Food Center, Inc. and VG's Pharmacy, Inc. (collectively, "VG's"). The results of operations of the VG's acquisition are included in the accompanying consolidated financial statements from the date of acquisition. VG's was a privately-held operator of 17 retail grocery stores based in southeastern Michigan. Prior to the acquisition, VG's was a customer of Spartan Stores' Distribution segment. The cash purchase price paid to VG's was $85.0 million plus $16.7 million for inventories and cash acquired. Spartan Stores acquired the store locations and operations of VG's in an effort to establish its retail presence in southeastern Michigan. The purchased assets included inventories, prescription files, trade names, leasehold improvements, equipment and licenses. Spartan Stores assumed VG's lease obligations for the 17 stores.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are estimates as of January 3, 2009 based on a combination of third-party valuations and internal analyses and will be further adjusted during the allocation period as defined in SFAS 141, which is usually within one year of the date of the acquisition. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of property and equipment, other intangible assets, capital lease obligations and goodwill.

(In thousands)	December 29, 2008

Current assets	$16,253
Goodwill	66,842
Trade name	22,700
Favorable leases	269
Customer lists	4,007
Other intangible assets	602
Property and equipment	25,349
Total assets acquired	136,022

Current liabilities	325
Capital lease obligations	11,476
Exit cost reserves	13,809
Other long-term liabilities	6,983
Total liabilities assumed	32,593
Net assets acquired	103,429
Reconciliation to purchase price paid to VG's:
Cash acquired	304
Direct costs of the acquisition	(2,031)
Total purchase price paid to VG's	$101,702

Goodwill of $43.2 million and $23.6 million was assigned to the Retail and Distribution segments, respectively, based upon the expected benefits to be derived from the business combination. Goodwill of $66.8 million is expected to be deductible for tax purposes.

Amortizable intangible assets acquired consisted of favorable leases and customer lists and amounted to $0.3 million and $4.0 million, respectively. The weighted average amortization period is 12 years for favorable leases and 7 years for customer lists. Other intangible assets acquired include trade name valued at $22.7 million and licenses for the sale of alcoholic beverages valued at $0.6 million. The trade name and licenses have indefinite lives and are not amortized.

Note 4
Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:
(In thousands)	Retail	Distribution	Total

Balance at March 30, 2008	$118,255	$68,276	$186,531
VG's acquisition	43,175	23,667	66,842
Other	(266)	-	(266)
Balance at January 3, 2009	$161,164	$91,943	$253,107

The following table reflects the components of amortized intangible assets, included in "Other, net" on the Consolidated Balance Sheets:
(In thousands)	January 3, 2009		March 29, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$3,769	$1,883	$3,749	$1,574
Favorable leases	6,137	2,372	6,217	2,234
Customer lists	9,744	1,556	6,439	1,024
Franchise fees and other	515	101	475	72
Total	$20,165	$5,912	$16,880	$4,904

The weighted average amortization period for amortizable intangible assets is as follows:
Non-compete agreements	9.3 years
Favorable leases	11.3 years
Customer lists	7.2 years
Franchise fees and other	12.4 years
Total	8.6 years

Amortization expense for intangible assets was $1.4 million and $1.3 million for the 40 weeks ended January 3, 2009 and January 5, 2008, respectively. Estimated amortization expense for fiscal 2009 and each of the five succeeding fiscal years is as follows:
(In thousands)	Fiscal Year	Amortization Expense
	2009	$1,944
	2010	2,215
	2011	2,165
	2012	2,038
	2013	2,037
	2014	1,654

Note 5
Discontinued Operations

During the fourth quarter of fiscal year 2008, Spartan Stores approved a plan to close the remaining 14 The Pharm stores and sell the prescription files. In the first quarter of fiscal 2009, Spartan Stores completed the closure and disposition of the prescription files of 13 of the 14 remaining The Pharm stores, allowing Spartan Stores to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. In the second quarter of fiscal 2009, the closure and disposition of the prescription file of the last remaining store was completed. Total net cash proceeds of $13.8 million were received during the current fiscal year. Asset impairment charges and exit costs of $5.6 million were also recognized (Note 6). The results of operations of these stores have been classified as discontinued operations in the consolidated financial statements for all periods presented.

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:

(In thousands)	16 Weeks Ended
	January 3, 2009	January 5, 2008

Earnings (loss) from discontinued operations (net of taxes of $148 and ($15))	$157	$(24)
Gain on disposal of discontinued operations (net of taxes of $67 and $194)	72	360
Total earnings from discontinued operations	$229	$336

(In thousands)	40 Weeks Ended
	January 3, 2009	January 5, 2008

Loss from discontinued operations (net of taxes of ($4,665) and ($246))	$(6,138)	$(458)
Gain on disposal of discontinued operations (net of taxes of $5,887 and $1,050)	7,746	1,954
Total earnings from discontinued operations	$1,608	$1,496

There were no sales in discontinued operations for the quarter ended January 3, 2009. Sales in discontinued operations for the quarter ended January 5, 2008 were $39.1 million. Sales for the year-to-date periods ended January 3, 2009 and January 5, 2008 were $22.3 million and $111.3 million, respectively. Significant assets and liabilities of discontinued operations are as follows:

(In thousands)	January 3, 2009	March 29, 2008

Current assets	$515	$18,523	*
Property, net	4,758	6,607
Other long-term assets	44	381
Current liabilities	5,193	14,173
Long-term liabilities	3,033	1,569

* Includes property and equipment held for sale

Note 6
Asset Impairments and Exit Costs

The following table provides the activity of exit costs for our Retail segment for the 40 weeks ended January 3, 2009. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in Current liabilities and "Exit costs" in Long-term liabilities based on when the obligations are expected to be paid.
(In thousands)

Balance at March 30, 2008	$36,127
Exit costs related to disposition of The Pharm stores	4,562
Exit costs related to VG's acquisition (Note 3)	13,809
Payments, net of interest accretion	(4,843)
Balance at January 3, 2009	$49,655

Exit costs of $4.6 million were recorded related to the disposition of The Pharm stores (Note 5) for store lease obligations not assumed by the purchaser of $1.9 million, an estimated partial withdrawal liability from a multi-employer pension plan of $2.3 million and severance of $0.4 million. The store lease obligations include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income. In addition, asset impairment charges of $1.0 million were recorded for unsold assets.

Note 7
Derivative Instruments

Spartan Stores has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risk exposure when appropriate, based on market conditions. Spartan Stores' objective in managing exposure to changes in interest rates is to reduce fluctuations in earnings and cash flows, and consequently, from time to time Spartan Stores uses interest rate swap agreements to manage this risk. Spartan Stores does not use financial instruments or derivatives for any trading or other speculative purposes.

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores' senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate (based upon the 1-month LIBOR) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012.

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

Note 9
Leases

In conjunction with the VG's acquisition (see Note 3), Spartan Stores assumed the leases of the 17 retail stores that it continues to operate. Total future lease commitments of Spartan Stores under capital and operating leases in effect at January 3, 2009 are as follows:
(In thousands)	Capital	Operating
Fiscal Year	Used in Operations	Used in Operations	Subleased to Others	Total

2009	$1,818	$8,449	$285	$8,734
2010	7,352	30,969	1,140	32,109
2011	7,156	27,667	973	28,640
2012	7,091	22,667	890	23,557
2013	6,590	18,223	664	18,887
2014	5,480	14,210	394	14,604
Thereafter	33,329	50,313	480	50,793

Total	68,816	$172,498	$4,826	$177,324
Interest	(23,960)
Present value of minimum lease obligations	44,856
Current portion	3,497
Long-term obligations at January 3, 2009	$41,359

Assets held under capital leases consisted of the following:
(In thousands)	January 3, 2009	March 29, 2008

Buildings and improvements	$39,437	$28,970
Equipment	4,166	4,163
	43,603	33,133
Less accumulated depreciation	8,826	6,420
Net property	$34,777	$26,713

Note 10
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the third quarter and year-to-date periods ended January 3, 2009 and January 5, 2008:

(In thousands)
16 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Jan. 3, 2009	Jan. 5, 2008	Jan. 3, 2009	Jan. 5, 2008	Jan. 3, 2009	Jan. 5, 2008
Service cost	$665	$883	$13	$13	$42	$53
Interest cost	797	683	11	9	93	100
Expected return on plan assets	(1,082)	(933)	-	-	-	-
Amortization of prior service cost	(173)	(173)	-	-	(13)	(16)
Recognized actuarial net loss	87	73	9	7	-	10
Net periodic benefit cost	$294	$533	$33	$29	$122	$147

(In thousands)
40 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Jan. 3, 2009	Jan. 5, 2008	Jan. 3, 2009	Jan. 5, 2008	Jan. 3, 2009	Jan. 5, 2008
Service cost	$1,995	$2,649	$39	$40	$126	$158
Interest cost	2,392	2,050	33	26	278	301
Expected return on plan assets	(3,247)	(2,799)	-	-	-	-
Amortization of prior service cost	(518)	(518)	(1)	(1)	(40)	(48)
Recognized actuarial net loss	260	217	27	21	-	29
Net periodic benefit cost	$882	$1,599	$98	$86	$364	$440

No payments are required to be made in fiscal 2009 to meet the minimum funding requirements; however, Spartan Stores made a voluntary contribution of $3.3 million in the third quarter to move the plan closer to a fully funded status and reduce future pension expense.

Note 11
Taxes on Income

As of January 3, 2009, there have been no material changes to the amount of unrecognized tax benefits. Spartan Stores does not anticipate that total unrecognized tax benefits will significantly change prior to January 2, 2010.

The effective income tax rate is higher than the statutory Federal income tax rate primarily due to state income taxes.

During the prior year second quarter, the Michigan legislature enacted a new business income tax effective January 1, 2008, which replaced the former Michigan Single Business Tax that was in effect through December 31, 2007. The new income tax law was subsequently revised on September 30, 2007, two weeks after the end of Spartan

Stores' prior year second quarter, to correct a deficiency in the tax code that would have significantly penalized Michigan-based companies. Because the legislative revision was not enacted until Spartan Stores' fiscal 2008 third quarter, generally accepted accounting principles required recognition of the negative impact of the originally enacted law in Spartan Stores' prior year second quarter results, and a credit of this same charge in the third quarter of fiscal 2008 when the revision was enacted. As a result, Spartan Stores recorded a one-time, non-cash charge of $2.7 million in Income taxes in the prior year second quarter and a corresponding change in deferred taxes on income, and credited the same amount in the third quarter as a reduction to Income taxes of $2.7 million. As a result of this credit, and five days of MBT expense, in the prior year third quarter, the effective income tax rate was 11.7% and 35.1% for the third quarter and year-to-date periods ended January 5, 2008, versus the Federal statutory income tax rate of 35%.

Note 12
Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment", which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.8 million ($0.04 per diluted share) and $0.6 million ($0.03 per diluted share) in the third quarter of fiscal 2009 and 2008, respectively, as a component of Selling, general and administrative expenses in the Consolidated Statements of Earnings. Stock-based compensation expense (net of tax) was $2.4 million ($0.11 per diluted share) and $1.5 million ($0.07 per diluted share) for the year-to-date period ended January 3, 2009 and January 5, 2008, respectively.

The following table summarizes activity in the share-based compensation plans for the year-to-date period ended January 3, 2009:
	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value

Outstanding at March 30, 2008	580,632	$13.16	580,090	$16.04
Granted	287,155	22.76	215,908	23.06
Exercised/Vested	(109,429)	7.72	(177,062)	13.67
Cancelled/Forfeited	(7,491)	17.79	(30,118)	20.01

Outstanding at January 3, 2009	750,867	$17.58	588,818	$19.11

Vested and expected to vest in the future at January 3, 2009	721,300	$17.37

Exercisable at January 3, 2009	292,736	$11.36

The weighted average grant-date fair value of stock options granted during the third quarter ended January 3, 2009 and January 5, 2008 was $9.35 and $8.59, respectively. The weighted average grant-date fair value of stock options granted during the year-to-date period ended January 3, 2009 and January 5, 2008 was $8.92 and $10.91, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:

40 Weeks Ended
	January 3, 2009	January 5, 2008

Dividend yield	0.86% - 0.88%	0.70% - 0.89%
Expected volatility	37.55% - 38.56%	32.84% - 34.51%
Risk-free interest rate	3.16% - 3.28%	4.37% - 4.76%
Expected life of option	6.25 years	6.25 years

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

As of January 3, 2009, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $2.0 million for stock options and $8.9 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.8 years for stock options and approximately 3.4 years for restricted stock.

Note 13
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $5.0 million and $4.7 million for the year-to-date periods ended January 3, 2009 and January 5, 2008, respectively. Non-cash investing activities include capital expenditures included in other accrued expenses of $1.3 million and $1.1 million for the year-to-date periods ended January 3, 2009 and January 5, 2008, respectively.

Note 14
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
16 Weeks Ended January 3, 2009
Net sales	$397,947	$384,002	$781,949
Depreciation and amortization	2,528	5,852	8,380
Operating earnings	11,065	6,823	17,888
Capital expenditures	4,814	12,866	17,680
16 Weeks Ended January 5, 2008
Net sales	$410,710	$377,125	$787,835
Depreciation and amortization	2,374	5,084	7,458
Operating earnings	10,914	4,317	15,231
Capital expenditures	2,455	11,288	13,743

40 Weeks Ended January 3, 2009
Net sales	$999,393	$996,091	$1,995,484
Depreciation and amortization	6,150	14,315	20,465
Operating earnings	28,550	26,895	55,445
Capital expenditures	9,861	32,696	42,557
40 Weeks Ended January 5, 2008
Net sales	$986,945	$919,146	$1,906,091
Depreciation and amortization	5,840	11,948	17,788
Operating earnings	23,770	22,628	46,398
Capital expenditures	6,211	23,455	29,666

	January 3, 2009	March 29, 2008
Total assets
Distribution	$243,106	$219,962
Retail	490,967	364,664
Discontinued operations	5,317	25,511
Total	$739,390	$610,137

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

          We operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 350 independently owned grocery stores and our 100 corporate owned stores. Our Retail segment operates 100 retail supermarkets in Michigan under the banners Family Fare Supermarkets, Glen's Markets, D&W Fresh Markets, Felpausch Food Centers and VG's Food and Pharmacy and 19 fuel centers / convenience stores under the banners Family Fare Quick Stop, Glen's Quick Stop, D&W Fresh Markets Quick Stop and Felpausch Quick Stop which are typically located adjacent to one of our supermarkets. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores.

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

          On December 29, 2008, Spartan Stores acquired certain assets and assumed certain liabilities related to VG's Food Center, Inc. and VG's Pharmacy, Inc. (collectively, "VG's"). The results of operations of the VG's acquisition are included in the accompanying consolidated financial statements from the date of acquisition. VG's was a privately-held operator of 17 retail grocery stores based in southeastern Michigan. Prior to the acquisition, VG's was an independent customer of Spartan Stores' Distribution segment. This transaction, following our successful acquisitions of D&W Food Centers and Felpausch Food Centers, represents another step in the component of our business strategy focused on growing our business through opportunistic acquisitions of other grocery operators that are adjacent to or in markets where we operate today. The VG's stores serve communities in key Michigan markets where we previously had no retail presence.

          The VG's transaction is expected to increase annual retail segment sales by approximately $300 million, but annual consolidated sales are expected to increase by approximately $150.0 million as VG's was an existing distribution customer. The acquisition is expected to be slightly dilutive to net earnings during the 2009 fourth quarter, but accretive to net earnings during fiscal 2010.

          We previously operated 14 deep-discount food and drug stores under the banner The Pharm. In fiscal 2009, we completed the closure and sale of prescription files of all The Pharm stores, allowing us to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. The financial results of The Pharm stores have been included in discontinued operations in the accompanying consolidated financial statements for all periods presented.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales				Percentage Change
	16 Weeks Ended		40 Weeks Ended		16 Weeks Ended	40 Weeks Ended
	Jan. 3, 2009	Jan. 5, 2008	Jan. 3, 2009	Jan. 5, 2008	Jan. 3, 2009	Jan. 3, 2009
Net sales	100.0	100.0	100.0	100.0	(0.7)	4.7
Gross margin	20.1	19.5	20.1	19.7	2.3	6.6
Operating expenses	17.8	17.6	17.3	17.3	0.7	4.8
Operating earnings	2.3	1.9	2.8	2.4	17.4	19.5
Other income and expenses	0.4	0.4	0.4	0.4	(14.6)	(6.9)
Earnings before income taxes and discontinued operations	1.9	1.5	2.4	2.0	27.4	25.2
Income taxes:
Net impact of enactment of Michigan Business Tax	-	(0.3)	-	-	*	-
Income taxes	0.8	0.5	1.0	0.7	49.1	45.2
Total income taxes	0.8	0.2	1.0	0.7	349.6	45.2
Earnings from continuing operations	1.1	1.3	1.4	1.3	(15.4)	14.4
Earnings from discontinued operations, net of taxes	0.0	0.0	0.1	0.1	(31.8)	7.5
Net earnings	1.1	1.3	1.5	1.4	(15.9)	14.0

* Percentage change is not meaningful

          Net Sales - Net sales for the quarter ended January 3, 2009 ("third quarter") decreased $5.9 million, or 0.7 percent, from $787.8 million in the quarter ended January 5, 2008 ("prior year third quarter") to $781.9 million. Net sales for the year-to-date period ended January 3, 2009 ("current year-to-date") increased $89.4 million, or 4.7 percent, from $1,906.1 million in the prior year-to-date period ended January 5, 2008 ("prior year-to-date") to $1,995.5 million.

          Net sales for the third quarter in our Distribution segment decreased $12.8 million, or 3.1 percent, from $410.7 million in the prior year third quarter to $397.9 million. Net sales for the current year-to-date period increased $12.4 million, or 1.3 percent, from $986.9 million in the prior year-to-date period to $999.4 million. The third quarter decrease was due to a decrease in pharmacy product sales of approximately $9.1 million, a decrease in other sales to existing customers of $6.1 million and the elimination of sales to VG's stores of $2.6 million (due to our acquisition of the stores), partially offset by the addition of new distribution customers of $5.0 million. The year-to-date increase was due to the addition of new distribution customers of $49.0 million and an increase in sales to existing customers (excluding pharmacy) of $5.3 million, partially offset by the elimination of sales to Felpausch stores of $20.6 million and VG's stores of $2.6 million (due to our acquisitions of the stores), and a decrease in pharmacy product sales of $18.7 million. As a result of the acquisition of VG's, we expect reported annual Distribution sales to decline approximately $150.0 million due to the elimination of intercompany sales.

          Net sales for the third quarter in our Retail segment increased $6.9 million, or 1.8 percent, from $377.1 million in the prior year third quarter to $384.0 million. Net sales for the year-to-date period increased $76.9 million, or 8.4 percent, from $919.1 million in the prior year-to-date period to $996.1 million. The third quarter increase was primarily due to comparable store supermarket sales growth of $11.1 million and sales from the recently acquired VG's retail stores of $5.1 million, partially offset by lost sales relating to four sold stores and one closed store of $9.0 million since last year's third quarter and a decrease in fuel center sales of $0.3 million due to lower retail prices. The year-to-date increase was primarily due to incremental sales from the recently acquired Felpausch retail stores of $43.2 million and VG's stores of $5.1 million, increases in fuel center sales of $24.4 million and supermarket comparable store sales growth of $22.3 million, partially offset by lost sales relating to the sold and closed stores of $18.3 million.

          Retail comparable store sales, excluding fuel, increased 3.3 percent for the third quarter principally due to our marketing programs and ongoing capital investment program, including store remodels. Excluding sales from fuel centers and Easter holiday sales in the prior year first quarter, comparable store sales increased 3.1 percent. The Easter holiday occurred in the first and fourth quarters of fiscal 2008. There will be no Easter holiday during fiscal 2009. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

          Gross margin for the third quarter increased $3.6 million, or 2.3 percent, from $153.8 million in the prior year third quarter to $157.4 million. As a percent of net sales, gross margin for the third quarter increased to 20.1 percent from 19.5 percent. Gross margin for the year-to-date period increased $25.0 million, or 6.6 percent, from $375.5 million in the prior year-to-date period to $400.5 million. As a percent of net sales, gross margin for the year-to-date period increased to 20.1 percent from 19.7 percent. The improved gross margin rate was due principally to an increase in the mix of higher margin retail sales compared with the prior year and improved margin rates in our retail segment.

          Operating Expenses - Operating expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          Operating expenses for the third quarter increased $0.9 million, or 0.7 percent, from $138.6 million in the prior year third quarter to $139.6 million. As a percent of net sales, operating expenses were 17.8 percent for the third quarter compared to 17.6 percent in the prior year third quarter. Operating expenses for the year-to-date period increased $15.9 million, or 4.8 percent, from $329.1 million in the prior year-to-date period to $345.0 million. As a percent of net sales, operating expenses were 17.3 percent in the current year-to-date and prior year-to-date periods.

          The net increase in third quarter operating expenses was primarily due to the following:
•	Increases in compensation and benefits of $1.7 million.
•	Increased occupancy costs of $1.5 million.
•	Additional operating costs associated with the acquired VG's retail stores of $1.1 million.
•	Reduced operating costs related to the sale of four retail stores and closure of one store since the prior year third quarter of $2.4 million.
•

Reduced operating expenses due to replacement of the Michigan Single Business Tax (MSBT) with a new income tax for the State of Michigan of $0.4 million. The MSBT was not considered an income tax and was included in operating expenses.

•	Decreases in transportation fuel costs of $0.2 million.

          The net increase in year-to-date operating expenses was primarily due to the following:
•	Additional operating costs associated with the acquired Felpausch retail stores of $9.4 million.
•	Increases in compensation and benefits of $5.5 million.
•	Increased occupancy costs of $3.1 million.
•	Increases in transportation fuel costs of $1.3 million.

•	The cost of operating additional fuel centers of $1.3 million.
•	Additional operating costs associated with the acquired VG's retail stores of $1.1 million.
•	Reduced operating costs related to the sale of four retail stores and closure of one store since the prior year third quarter of $4.5 million.
•	Reduced operating expenses due to replacement of the MSBT with a new income tax for the State of Michigan of $1.4 million.

          Interest Expense - Interest expense decreased $0.6 million, or 14.3%, from $3.8 million in the prior year third quarter to $3.2 million. Interest expense decreased $0.5 million, or 6.4%, from $8.6 million in the prior year-to-date period to $8.1 million. The decrease in interest expense was due to a decrease in average outstanding borrowings.

          On January 2, 2009, we entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under our senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, we have agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate (based upon the 1-month LIBOR) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012.

          Income Taxes - The effective tax rate is 41.4% and 40.7% for the third quarter and current year-to-date period, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes. The new state income tax is a larger burden on our net earnings than the former Michigan Single Business Tax (MSBT).

          During the prior year second quarter, the Michigan legislature enacted a new business income tax effective January 1, 2008, which replaced the former MSBT that was in effect through December 31, 2007. The new income tax law was subsequently revised on September 30, 2007, two weeks after the end of our prior year second quarter, to correct a deficiency in the tax code that would have significantly penalized Michigan-based companies. Because the legislative revision was not enacted until our fiscal 2008 third quarter, generally accepted accounting principles required recognition of the negative impact of the originally enacted law in our prior year second quarter results, and a credit of this same charge in the third quarter of fiscal 2008 when the revision was enacted. As a result, we recorded a one-time, non-cash charge of $2.7 million in Income taxes in the prior year second quarter and a corresponding change in deferred taxes on income, and credited the same amount in the third quarter as a reduction to Income taxes of $2.7 million. As a result of this credit, and five days of MBT expense, in the prior year third quarter, the effective income tax rate was 11.7% and 35.1% for the third quarter and year-to-date periods ended January 5, 2008, versus the Federal statutory income tax rate of 35%.

Discontinued Operations

          Our former insurance operations and certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

          During the fourth quarter of fiscal year 2008, Spartan Stores approved a plan to close the remaining 14 The Pharm stores. In fiscal 2009, we completed the closure and sale of prescription files of all The Pharm stores, allowing us to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. Cash proceeds of $13.8 million were received. Asset impairment charges and exit costs of $5.6 million were recognized.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)
	January 3, 2009	January 5, 2008
Net cash provided by operating activities	$46,824	$19,788
Net cash used in investing activities	(143,512)	(78,762)
Net cash provided by financing activities	74,610	53,242
Net cash provided by discontinued operations	11,861	5,065
Net decrease in cash and cash equivalents	(10,217)	(667)
Cash and cash equivalents at beginning of year	19,867	12,063
Cash and cash equivalents at end of period	$9,650	$11,396

          Net cash provided by operating activities increased from the prior year-to-date period primarily due to increased net earnings, timing of new business in the prior year, collection of new customer advances made in the prior year with delayed payment terms and timing of cash flows related to inventories and accounts payable.

          Net cash used in investing activities increased during the current fiscal year primarily due to the recent acquisition of VG's, and capital expenditures. Capital expenditures, which do not include acquisitions, increased $12.9 million to $42.6 million, of which our Retail and Distribution segments utilized 76.8% and 23.2%, respectively. Expenditures were used for store remodels and refurbishments, new fuel centers and new equipment and software. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. Our current available borrowings are over $70 million above these limits as of January 3, 2009 and we do not expect to fall below these levels. Including VG's, we expect capital expenditures to range from $58.0 million to $60.0 million for fiscal 2009. Our planned capital expenditures for the remainder of fiscal 2009, include completion of one replacement store, two store remodels, in addition to new equipment and software and the beginning of construction of one new store.

          Net cash provided by financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. The increase in cash from financing activities was primarily due to borrowings on our senior secured revolving credit facility that were used to finance the VG's acquisition. In the prior year-to-date period, proceeds of $110 million from the issuance of convertible senior notes were used to reduce borrowings on the revolving credit facility, to pay related financing fees and to partially fund the Felpausch acquisition. Cash dividends of $3.3 million were paid in each year-to-date period. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at January 3, 2009 are $3.9 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash provided by discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the proceeds from the sale of assets and the payment of store exit cost reserves, insurance run-off claims and other liabilities. Included in current year cash flows from discontinued operations are proceeds on the disposal of assets of $13.8 million. We expect cash provided by our discontinued operations will be approximately $10.0 million to $11.0 million in fiscal 2009.

          Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of

January 3, 2009, our senior secured revolving credit facility had outstanding borrowings of $85.5 million, available borrowings of $90.3 million and maximum availability of $100.3 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores' business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

          Our current ratio increased to 1.27:1.00 at January 3, 2009 from 1.11:1.00 at March 29, 2008 and our investment in working capital was $43.1 million at January 3, 2009 versus $20.5 million at March 29, 2008. Our debt to total capital ratio at January 3, 2009 was 0.50:1.00 versus 0.43:1.00 at March 29, 2008. The change in these ratios was primarily due to obligations assumed related to the VG's acquisition and seasonal inventory build.

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 29, 2008. At January 3, 2009, there have been no material changes to our significant contractual obligations outside the ordinary course of business, except for the assumption of lease obligations and store exit costs in the VG's acquisition. As of January 3, 2009, our obligations under the leases assumed in the VG's acquisition are as follows:
(In thousands)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$30,129	4,866	7,255	5,872	12,136
Capital leases	11,476	690	1,536	1,803	7,447
Interest on capital leases	6,344	831	1,512	1,266	2,735
Lease and ancillary costs of closed stores, including imputed interest	17,117	702	3,356	3,356	9,703
Total	$65,066	$7,089	$13,659	$12,297	$32,021

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

The following table shows the indebtedness and other liabilities of our subsidiaries as of January 3, 2009:

Spartan Stores Subsidiaries Only
(In thousands)
January 3, 2009
Current Liabilities
Accounts payable	$100,767
Accrued payroll and benefits	30,386
Other accrued expenses	17,768
Current portion of exit costs	10,066
Current maturities of long-term debt and capital lease obligations	3,883
Total current liabilities	162,870

Long-term Liabilities
Postretirement benefits	7,833
Other long-term liabilities	21,312
Exit costs	39,589
Long-term debt and capital lease obligations	41,906
Total long-term liabilities	110,640

Total Subsidiary Liabilities	273,510
Operating Leases	170,987
Total Subsidiary Liabilities and Operating Leases	$444,497

Ratio of Earnings to Fixed Charges

          Our ratio of earnings to fixed charges was 3.19:1.00 and 2.69:1.00 for the third quarter and prior year third quarter, respectively, and 3.90:1.00 and 3.31:1.00 for the year-to-date and prior year-to-date periods, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

          We had letters of credit of $4.3 million outstanding and unused at January 3, 2009. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

New Accounting Standards

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a FASB Staff Position on SFAS 157, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. Effective March 30, 2008, the first day of fiscal year 2009, we adopted the provisions of SFAS 157 related to financial assets and liabilities recognized or disclosed on a recurring basis. Adoption of these provisions had no impact on the consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 provisions related to nonfinancial assets and nonfinancial liabilities will have on the consolidated financial statements.

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

          In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 is effective March 28, 2009. We do not expect SFAS 161 to have a material impact on the consolidated financial statements.

          In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets". The intent of FSP FAS 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP FAS 142-3 will become effective for us on March 29, 2009. We are currently evaluating the impact that FSP FAS 142-3 will have on the consolidated financial statements.

          In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share pursuant to the two-class method described in FASB Statement No. 128, "Earnings Per Share." FSP EITF 03-6-1 will be effective at the beginning of fiscal year 2010 and must be applied on a retrospective basis. We expect that basic earnings per share will decrease by $0.04 to $0.05, $0.04 and $0.03 for fiscal years 2009, 2008 and 2007, respectively, and dilutive earnings per share will decrease by $0.03 to $0.04, $0.02 and $0.02 for fiscal years 2009, 2008 and 2007, respectively.

          In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends and expands the disclosure requirements of SFAS No. 132(R) for plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 will be effective on March 27, 2010. We do not expect that FSP FAS 132(R)-1 will have a significant impact on the consolidated financial statements.

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

          There have been no material changes in market risk of Spartan Stores from the information provided under Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk", of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2008, with the exception of an interest rate swap agreement that was entered into on January 2, 2009. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under our senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, we have agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate (based upon the 1-month LIBOR) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012.

ITEM 4.	Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of January 3, 2009 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

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

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share

September 14 - October 11, 2008

Employee Transactions	1,078	$24.31

October 12 - November 8, 2008

Employee Transactions	16	$25.62

November 9 - December 6, 2008

Employee Transactions	-	$-

December 7 - January 3, 2009

Employee Transactions	-	$-

Total for Third Quarter ended January 3, 2009	1,094	$24.33

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1

Asset Purchase Agreement, dated March 19, 2007, by and among G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., and Felpausch Kalamazoo, LLC as Seller, and Family Fare, LLC, Prevo's Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC as Purchaser, previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 23, 2007. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

2.2

Third Amendment to the Asset Purchase Agreement, dated June 15, 2007, by and among G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., Felpausch Kalamazoo, LLC, and Felpausch-Kelly, L.L.C. as Seller, and Family Fare, LLC, Prevo's Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC as Purchaser, previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed June 21, 2007. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

2.3

Asset purchase agreement dated March 31, 2008 between Rite Aid of Ohio, Inc. and Seaway Food Town, Inc., with amendments. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

2.4

Asset Purchase Agreement, dated October 13, 2008, by and among V.G.'s Food Center, Inc. and VG's Pharmacy, Inc. as Seller and Family Fare, LLC as Purchaser, previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed October 15, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

3.1

Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 10, 2005. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 20, 2007. Here incorporated by reference.

10.1	Form of Executive Employment Agreement. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.2	Form of Executive Severance Agreement. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.3	Employment Agreement with Craig C. Sturken. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.4	Executive Severance Agreement with Craig C. Sturken. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.5	Swap Transaction Confirmation. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on January 8, 2009. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Condensed Consolidated Statement of Earnings for the Fifty-Two Weeks Ending January 3, 2009.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date: February 5, 2009	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

2.1

Asset Purchase Agreement, dated March 19, 2007, by and among G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., and Felpausch Kalamazoo, LLC as Seller, and Family Fare, LLC, Prevo's Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC as Purchaser, previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed March 23, 2007. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

2.2

Third Amendment to the Asset Purchase Agreement, dated June 15, 2007, by and among G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., Felpausch Kalamazoo, LLC, and Felpausch-Kelly, L.L.C. as Seller, and Family Fare, LLC, Prevo's Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC as Purchaser, previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed June 21, 2007. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

2.3

Asset purchase agreement dated March 31, 2008 between Rite Aid of Ohio, Inc. and Seaway Food Town, Inc., with amendments. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

2.4

Asset Purchase Agreement, dated October 13, 2008, by and among V.G.'s Food Center, Inc. and VG's Pharmacy, Inc. as Seller and Family Fare, LLC as Purchaser, previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed October 15, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

3.1

Amended and Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended September 10, 2005. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 20, 2007. Here incorporated by reference.

10.1	Form of Executive Employment Agreement. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.2	Form of Executive Severance Agreement. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.3	Employment Agreement with Craig C. Sturken. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.4	Executive Severance Agreement with Craig C. Sturken. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.5	Swap Transaction Confirmation. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on January 8, 2009. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Condensed Consolidated Statement of Earnings for the Fifty-Two Weeks Ending January 3, 2009.