Form 10-Q/A
period 2009-01-03
SPARTAN STORES INC
filed 2009-04-28
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

          This amendment to our Quarterly Report on Form 10-Q for the quarterly period ended January 3, 2009, originally filed on February 5, 2009, is being filed to correct a clerical error on Exhibit 32.1 to the Quarterly Report (the "Certification"). The Certification incorrectly stated that the period of the report was January 5, 2008. We have corrected the error in this amendment and have refiled the Quarterly Report on Form 10-Q in its entirety.

          No other changes have been made to the original filing. This Form 10-Q/A continues to speak as of the date of the original filing, and does not modify or update disclosures in the original filing, except as noted above. This Form 10-Q/A does not reflect events occurring after the filing of the original filing.

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
SPARTAN STORES, INC. (Registrant)

Date: April 28, 2009	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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