Form 10-K
period 2009-03-28
SPARTAN STORES INC
filed 2009-06-08
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 28, 2009.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission File Number: 000-31127

SPARTAN STORES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction) of Incorporation or Organization)	38-0593940 (I.R.S. Employer Identification No.)

850 76th Street, S.W. P.O. Box 8700 Grand Rapids, Michigan (Address of Principal Executive Offices)	49518-8700 (Zip Code)

Registrant's telephone number, including area code: (616) 878-2000
Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of Class Common Stock, no par value	Name of Exchange on which Registered NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Select Market on September 12, 2008 (which was the last trading day of the registrant's second quarter in the fiscal year ended March 28, 2009) was $493,092,405.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, no par value, outstanding as of May 11, 2009: 22,173,139 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held August 12, 2009

Forward-Looking Statements

          The matters discussed in this Annual Report on Form 10-K include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "plans," "believes," "estimates," "intends," is "optimistic" or "confident" that a particular occurrence or event "will," "may," "could," "should" or "will likely" result or occur or "continue" in the future, that the "outlook" or "trend" is toward a particular result or occurrence, that a development is an "opportunity," a "priority" or "strategy" or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

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

Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana. We operate two reportable business segments: Distribution and Retail. We estimate that we are the eleventh largest wholesale distributor to supermarkets in the United States and the largest wholesale distributor to supermarkets in Michigan. According to Trade Dimensions Market Scope, our distribution and retail operations hold a combined #1 or #2 market share in the Northern Michigan and Western Michigan markets we serve and a #3 market share in other Michigan markets. For the fiscal year ended March 28, 2009 ("fiscal 2009"), we generated net sales of $2.6 billion.

          Established in 1917 as a cooperative grocery distributor, Spartan Stores converted to a for-profit business corporation in 1973. In January 1999, we began to acquire retail supermarkets in our focused geographic regions. In August 2000, our common stock became listed on the NASDAQ Stock Market under the symbol "SPTN." With approximately 9,700 associates, Spartan Stores distributes a wide variety of products to approximately 350 independent grocery stores and operates 99 conventional supermarkets.

          Spartan Stores' hybrid business model supports the close functioning of its Distribution and Retail operations, optimizing the natural complements of each business segment. The model produces operational efficiencies, helps stimulate distribution product demand, and provides sharper market visibility and broader business growth options. In addition, the Distribution and Retail diversification provides added flexibility to pursue the best growth opportunities in each segment.

          Spartan Stores has established four key management priorities that focus on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Distribution and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:
•

Retail sales growth: Continue with our capital plan focusing on remodels, replacement stores, adjacent acquisitions, expansions and new stores to fill in existing markets, leverage investments in fuel centers and pharmacy operations to drive related supermarket customer traffic and continue to focus on category management initiatives, specifically focusing on fresh offerings.

•

Distribution sales growth: Focus on increasing penetration of existing customers, attracting new in-market customers and adjacent-state customers, continue to share "best retail practices" with customers, provide a superior value-added relationship and pursue acquisitions.

•

Margin enhancement: Continued focus on increasing penetration of private label programs, enhancing offerings in our fresh department, lowering the cost of merchandise through vendor partnerships and improving retail shrink.

•

Selling, general and administrative ("SG&A") expense cost containment: Continue to focus on improving efficiency and general cost containment in all areas to allow us to remain cost competitive in the long-term and help offset recessionary impacts on our business in the short-term.

          We believe significant progress has been made towards achieving these long-term priorities in recent years and we will continue to focus on these priorities.

Distribution Segment

          Our Distribution segment provides a selection of approximately 43,000 stock-keeping units (SKU's), including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care items to approximately 350 independent grocery stores and our 99 corporate-owned stores. Also included are approximately 3,000 private label grocery and general merchandise items. Total revenues from our Distribution segment, including shipments to our corporate-owned stores which are eliminated in the consolidated financial statements, were $1.9 billion for fiscal 2009.

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

          Our Distribution customer base is very diverse, with no single customer exceeding 5% of consolidated net sales, excluding corporate-owned stores. Our five largest Distribution customers (excluding corporate-owned stores) accounted for approximately 25% of our fiscal 2009 Distribution net sales. In addition, approximately 63% of Distribution net sales, including corporate-owned stores, are covered under supply agreements with our Distribution customers or are directly controlled by Spartan Stores.

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

          During fiscal 2009, we began implementation of a comprehensive inventory management strategy that we believe will result in improvement in inventory turnover. We are committed to ensuring that we have the warehouse capacity that will support distribution growth, and to improving our distribution cost structure through productivity initiatives and technology. After nearly two years of planning and modeling, we launched and completed a racking reset project in our entire Grand Rapids grocery warehouse during fiscal 2009. This project will increase the overall capacity and productivity of the warehouse by compressing the selection areas and optimizing the selection process, and allowing for increased cube utilization in transport. Resetting the Grand Rapids grocery warehouse is the first step in the overall Supply Chain strategic plan to upgrade the efficiency and capacity of all our warehouses. Planning is already underway to evaluate alternatives to increase the capacity of our fresh warehouse. Our Plymouth grocery and Grand Rapids general merchandise warehouses will follow, and plans are to complete all warehouses within the next three years. We also upgraded our dock scheduling and traffic management systems that enable the automation of manual processes for scheduling and routing of inbound deliveries to all warehouses.

          To supply our Distribution customers, we operate a fleet of approximately 90 tractors, 200 conventional dry trailers and 180 refrigerated trailers, substantially all of which are leased. We have developed an equipment replacement strategy whereby we continually evaluate the optimum equipment life cycle in order to capitalize on reduced vehicle maintenance costs and the most favorable equipment residual value. In fiscal 2009, we replaced 86 tractors, 120 conventional dry trailers and 30 refrigerated trailers as we continue to place emphasis on investing, updating and developing the fleet as our wholesale distribution business expands. This investment also ensures that our fleet has current pollution control and fuel efficiency equipment, a world-class appearance on the road, and we continue to add new units with more Spartan private label logo visibility. We take pride in our "rolling billboards" that showcase over 25 different colorful designs of Spartan private label brand products and create positive visual impressions to the consumer as the fleet travels approximately 12 million miles annually.

          Additionally, we upgraded our transportation routing system - an investment that will be critical for aligning and balancing delivery schedules to reduce average route mileage, increase load density and integrate with supply chain business applications to improve cost structure through productivity iniatives. For fiscal 2010, we will continue to focus on leveraging technology to support efficiency improvements in equipment fuel economy and increased cube utilization of our trailers that should allow us to improve our sales dollars delivered per mile, resulting in a reduction in our cost to deliver products.

          Additional Services. We also offer and provide many of our independent Distribution customers with value-added services, including:

•	Site identification and market analyses	•	Coupon redemption
•	Store planning and development	•	Product reclamation
•	Marketing, promotion and advertising	•	Printing
•	Technology and information services	•	Category management
•	Accounting and tax preparation	•	Real estate services
•	Human resource services	•	Construction management services

Retail Segment

          Our neighborhood market strategy distinguishes our stores from supercenters and limited assortment stores by emphasizing convenient locations, demographically targeted merchandise selections, strong perishables offerings, customer service, value pricing and community involvement.

          On December 29, 2008, we acquired certain assets and assumed certain liabilities related to VG's Food Center, Inc. and VG's Pharmacy, Inc. (collectively, "VG's"). VG's was a privately-held operator of 17 retail grocery stores based in Eastern Michigan. Prior to the acquisition, VG's was an independent customer of our Distribution segment. This transaction, following our acquisitions of D&W Food Centers and Felpausch Food Centers, represents another step in the component of our business strategy focused on growing our business through opportunistic acquisitions of other grocery operators that are adjacent to or in markets where we operate today. The VG's stores serve communities in key markets in Eastern Michigan where we previously had no retail presence. Our Retail segment now operates 99 retail supermarkets predominantly in midsize metropolitan, tourist and lake communities of Michigan. Our retail supermarkets are operated under the banners Glen's Markets, Family Fare Supermarkets, D&W Fresh Markets, Felpausch Food Centers and VG's Food and Pharmacy.

          Our 99 retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. Sixty-six of our supermarkets also offer pharmacy services. In addition to nationally advertised products, the stores carry private label items, including our flagship Spartan brand, Top Care, a health and beauty care brand label, Valu Time, a value brand label, and Full Circle, a natural and organic brand label. These private label items provide above-average retail margins and we believe they help generate increased customer loyalty. See "Merchandising and Marketing - Corporate Brands." Our retail supermarkets range in size from approximately 20,300 to 62,100 total square feet and average approximately 41,000 total square feet per store.

          During fiscal 2009, we opened three new fuel centers at our supermarket locations in Michigan operating under the banners Family Fare Quick Stop and Felpausch Quick Stop. We now operate a total of 19 fuel centers. These fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of immediately consumable products. Our prototypical Quick Stop stores are approximately 1,100 square feet in size and are located adjacent to our supermarkets. We have experienced increases in supermarket sales upon opening fuel centers and initiating cross-merchandising activities. We are planning to continue to open additional fuel centers at our supermarket locations each year over the next few years.

          We acquired our stores primarily as a result of acquisitions from January 1999 to December 2008. The following chart details the changes in the number of our retail stores over the last five fiscal years:
Fiscal Year	Number of Stores at Beginning of Fiscal Year	Stores Acquired or Added During Fiscal Year	Stores Closed or Sold During Fiscal Year	Number of Stores at End of Fiscal Year

2005	75	-	-	75
2006	75	-	2	73
2007	73	16	2	87
2008	87	20	8	99
2009	99	17	16	100

          In May 2009, one store was closed.

          During fiscal 2009, we completed seven major remodels of our stores in addition to many other limited remodels and store resets. One of those stores was a significant expansion of the existing store to our prototype store format. We also replaced one of the existing stores with a newly constructed prototype store. The two stores follow our prototype for future Family Fare Supermarkets stores and offer a much larger selection of products, new services including a drive-thru pharmacy and a fuel center. The prototype store also is environmentally friendly, with energy efficient lighting, heating and other equipment and has received the Energy Star certification.

          We expect to continue making meaningful progress with our capital investment program during fiscal 2010, and plan to complete remodel work on three additional stores, complete the new construction and relocation of one store, build one new store late in the fiscal year and open six new fuel centers. We evaluate proposed retail projects based on demographics and competition within each market, and prioritize projects based on their expected returns on investment. Approval of proposed capital projects requires a projected internal rate of return that meets or exceeds our policy; however, we may undertake projects that do not meet this standard to the extent they represent required maintenance or necessary infrastructure improvements. We believe that focusing on such measures provides us with an appropriate level of discipline in our capital expenditures process.

Products

          The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The Company's consolidated net sales include the net sales of the Company's corporate-owned stores and fuel centers and the net sales of the Company's Distribution business, net of sales to affiliated stores.

          The following table presents sales by type of similar product and services:
(Dollars in thousands)	2009		2008		2007

Non-perishables (1)	$1,374,566	53%	$1,315,621	53%	$1,167,593	53%
Perishables (2)	904,999	35	857,278	35	777,715	35
Fuel	98,258	4	81,185	3	43,531	2
Pharmacy	198,915	8	222,738	9	217,431	10
Consolidated net sales	$2,576,738	100%	$2,476,822	100%	$2,206,270	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Reporting Segment Financial Data

          More detailed information about our reporting segments may be found in Note 14 to the consolidated financial statements included in Item 8, which is herein incorporated by reference. All of our sales and substantially all of our assets are in the United States of America.

Discontinued Operations

          Certain of our retail and grocery distribution operations have been recorded as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, for all years presented, all Consolidated Statements of Earnings information in this Annual Report on Form 10-K has been adjusted and the discontinued operations information is excluded, unless otherwise noted. Discontinued retail operations consist of certain stores that have been closed or sold. Discontinued Distribution operations consist of our Maumee, Ohio and Toledo, Ohio distribution centers that were consolidated into our Michigan facilities during the fourth quarter of fiscal 2003.

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

          With the efficiencies created from combining each of these functions and by partnering with our vendors to develop more robust category management, we have been able to more effectively develop and roll out our merchandising programs, which has aided our ability to increase our sales and earnings. Our over-arching focus on the consumer gives us keen insight about purchasing behavior and the flexibility to adapt to rapidly changing market conditions by making tactical adjustments to our marketing and merchandising programs that deliver even more tangible value to our customers. We have and will look to expand these offerings and partner with our independent customers over time to continue to realize incremental benefits.

          As we expand our service offerings, we believe that we differentiate ourselves from our competitors by offering a full set of services, from our value added services in our Distribution segment to the addition of fuel centers and Starbucks Coffee shops in our "neighborhood market" retail stores. Our D&W Fresh Markets and Family Fare Supermarkets offer a year round FUEL SAVINGS program that provides gas savings depending on what products shoppers purchase in the retail stores. Fuel centers have proven to be effective traffic-builders for fuel-purchasing customers who wish to take advantage of cross-promotions between the stores and the Quick Stop fuel centers. Consumers are focusing on value in today's economy, and coupons such as the FUEL SAVINGS program are helping us to meet that need.

          In 2007, we embarked on a pharmacy initiative with a healthy living emphasis. As noted above, 66 of our supermarkets now offer pharmacy services. We believe the pharmacy service offering is an important part of the consumer experience, and we have continued this initiative in 2009 by introducing our new $4 Generic Drug Program in the Family Fare Supermarkets and D&W Fresh Markets. In the first quarter of fiscal 2010 we expanded this program to include our Felpausch Food Centers. The comprehensive generic drug program covers more than 300 generic drugs prescribed in 30-day or 90-day supplies that treat a variety of conditions and diseases, including drugs to treat common problems such as diabetes, asthma and heart disease. It offers consumers lower prices and drug choices to meet their healthcare needs, and is another example of the many ways our supermarkets and pharmacies are making it easier for customers to stretch their healthcare dollars.

          In 2009, we also introduced an innovative partnership with an international company that resulted in the formation of the first employer-pharmacy health benefits plan in Michigan, a model for future health management involving employees, pharmacists and physicians. Through the plan, employees have access to a network of pharmacists specially prepared to provide individualized health and wellness information, and consultation as part of their benefits plan. In addition, employees receive reduced co-pays on selected prescriptions, no co-pay on selected medication, and the ability to pick up a 90-day fill at any convenient full service in-store pharmacy. The alliance is an important new step in our health and wellness initiative, and offers covered employees the opportunity to utilize the benefits that the supermarkets offer for a total heath and nutrition solution that the drugstore formats cannot provide.

          We are currently consolidating our multiple pharmacy software systems into one system. This will improve our ability to serve customers as well as reduce the cost and effort involved in supporting the current systems.

          At Spartan Stores, we are committed to being a consumer driven retailer. In fiscal 2009, we implemented a new customer satisfaction program that gives consumers a new channel for communicating their store experiences. Retail customers are randomly selected via point-of-sale receipts and invited to give us feedback by taking an online survey. Customers that complete the survey are eligible to win a gift card. Results of the survey will help assess overall customer satisfaction and identify how well we are executing on key drivers of customer satisfaction and loyalty. We value the opinions of our consumers and believe the best way to deliver a satisfactory shopping experience is to let customers tell us what they want and need. We believe this survey dialogue will better enable us to identify opportunities for continuous improvements for consistency and excellence in the overall consumer experience.

          Corporate Brands. We currently market and distribute approximately 3,000 private label brand items including our flagship Spartan brand, Top Care, a health and beauty care brand label, Valu Time, a value brand label, and Full Circle, a natural and organic brand label. We believe that our private label offerings are part of our most valuable strategic assets of the Company, demonstrated through customer loyalty and profitability. These product offerings are serving us particularly well as the consumer shifts toward a more value orientation.

          Since 2004, we have worked diligently to develop a premier private label program. We have added more than 1,300 corporate brand products to our offer in the past five years, with the largest number of products introduced in fiscal 2009. Two of our new products were recently recognized for excellence, marking six consecutive years of award-winning private label products. Spartan Mandarin Oranges won the Salute to Excellence Award in the ready-to-eat category presented by the Private Label Manufacturers Association, an award that represents the industry's appreciation for outstanding products. Also, Private Label Buyer magazine gave Spartan Stores a 2008 packaging award for Spartan Gourmet Coffee. This award underscores Spartan Stores' commitment to quality packaging as well as excellent products.

          With our Spartan brand, we expect to leverage our investment in our fresh food initiative going forward by continuing to focus on pursuing opportunity in fresh department consumer offerings with Spartan fresh products. We recently introduced Spartan brand 100% Natural Fresh Chicken in 21 different varieties, an attractive value option that is also 100% all natural and free of hormones and artificial ingredients. We plan to expand our Spartan fresh product offerings in the future, and are targeting 75 new fresh Spartan brand SKU's for fiscal 2010.

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

          We believe we have developed and implemented strategies and processes that allow us to remain competitive in our Retail segment. We monitor planned store openings by our competitors and have established proactive strategies to respond to new competition both before and after the competitive store opening. Strategies to combat competition vary based on many factors, such as the competitor's format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, 13 competitor supercenters opened in markets in which we operate corporate-owned stores. Seven additional openings are expected to occur during fiscal 2010 against our corporate-owned stores. As a result of these openings we believe the majority of our supermarkets compete with one, if not multiple, supercenters.

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

Technology

          We invest in technology as a means of maximizing the efficiency of our operations, improving service to our customers, and where possible deploying technology to provide a competitive advantage in the marketplace. Our focus is to refine and enhance reporting, business processes and data integrity to provide a base for continuous improvement and seamless information flow.

          Supply Chain. During fiscal 2009, we implemented a new inbound transportation scheduling system. We also continued the development of a comprehensive distribution metric reporting system, and implemented a new transportation management system including a major upgrade to our fleet routing system. Additionally, we launched a project to integrate a new yard and dock management system for campus wide scheduling in both of our distribution centers.

          Retail Systems. During fiscal 2009, we deployed a computer-assisted ordering and perpetual inventory system in 20 of our corporate-owned stores for the corporately supplied categories in the grocery, frozen, dairy, general merchandise and HBC departments and we will continue deployment to remaining stores and expanding products covered during fiscal 2010. We also completed installation of a new pharmacy system in 12 of our corporate pharmacies. We expect deployment to the remaining pharmacies will be completed in fiscal 2010. Additionally, we developed and implemented a new fuel POS system and a fuel inventory management system in all 19 fuel centers.

          Financial Systems. During fiscal 2009, we upgraded our financial systems and continued to increase the number of automated interfaces between business partners and our financial systems.

          Human Resources. We replaced an external employment application tracking system with an integrated solution as part of our human resource management system. With our most recent acquisition, we implemented a new labor management system which will be deployed across the remainder of our retail stores.

          Information Technology. We initiated an upgrade to our core network to expand the capacity and security at both our primary and backup data centers. We continued to enhance the processing infrastructure at our backup data center.

Subsidiaries

          Our Distribution segment consists primarily of our wholly-owned subsidiary, Spartan Stores Distribution, LLC. We operate our Retail segment through our wholly-owned subsidiary, Seaway Food Town, Inc. and its respective subsidiaries.

Associates

          We currently employ approximately 9,700 associates, 4,700 of which are full-time and 5,000 of which are part-time.

          Unions represent approximately 8% of our associates. Contracts covering 161and 635 distribution center and transportation associates expire in April 2010 and October 2011, respectively.

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

          We cannot predict the nature of future laws, regulations, interpretations, or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state, local, and foreign regulatory requirements would have on our future business. They could, however, require that we recall or discontinue sale of certain products, make substantial changes to our facilities or operations, or otherwise result in substantial increases in operating expense. Furthermore, if the Federal Employee Free Choice Act is passed it could adversely affect our flexibility to run our business in the most efficient manner to remain competitive. Any or all of such requirements could have an adverse effect on our results of operations and financial condition.

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

          Our business is sensitive to changes in general economic conditions. The United States economy and financial markets have declined and experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sector, the decline in the housing market, diminished market liquidity, falling consumer confidence and rising unemployement rates. Furthermore, most of our sales are to customers located in Michigan and Indiana and the Michigan economy in particular is dependent upon the automotive industry which is experiencing historical economic challenges. Michigan has the highest unemployment rate in the country and that rate is expected to increase. These adverse economic conditions in our markets, potential reduction in the populations in our markets and the loss of purchasing power by residents in our markets could reduce the amount of groceries purchased, adversely affecting our revenues and profitability. Further adverse developments in the automotive and auto supply industries in Michigan and Indiana could have an additional adverse affect on purchasing power of our customers and prospective customers in some markets served by our retail stores and those of our distribution customers. This could lead to additional reductions in consumer spending, to consumers trading down to less expensive mix of products or to consumers trading down to discounters, all of which may affect our financial condition and results of operations.

          In addition, many of our retail grocery stores, as well as stores operated by our independent grocery store customers, are located in areas of northern Michigan that are heavily dependent upon tourism. Unseasonable weather conditions and the economic conditions discussed above may decrease tourism activity and could result in decreased sales by our retail grocery stores and decreased sales to our distribution customers, adversely affecting our business.

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

          Certain of our associates in our distribution business segment, are covered by collective bargaining agreements, which expire in April 2010 and October 2011. In future negotiations with labor unions, we expect that rising health care, pension and employee benefit costs, among other issues, will continue to be important topics of negotiation. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate acceptable contracts with labor unions. This could significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

Costs related to multi-employer pension plans and other postretirement plans could increase.

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

          We maintain defined benefit retirement plans for substantially all of our employees that do not participate in multi-employer pension plans. Expenses associated with the defined benefit plans may significantly increase with changes to actuarial assumptions or investment returns on plan assets that are less favorable than projected. In addition, changes in our funding status could adversely affect our financial position.

Risks associated with insurance plan claims could increase future expenses.

          We use a combination of insurance and self-insurance to provide for potential liabilities for workers' compensation, automobile and general liability, property insurance, director and officers' liability insurance, and employee health care benefits. The liabilities that have been recorded for these claims represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through March 28, 2009. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect the level of reserves required and could cause material future expense to maintain reserves at appropriate levels.

Changes in vendor promotions or allowances, including the way vendors target their promotional spending, and our ability to effectively manage these programs could significantly impact our margins and profitability.

          We cooperatively engage in a variety of promotional programs with our vendors. As the parties assess the results of specific promotions and plan for future promotions, the nature of these programs and the allocation of dollars among them change over time. We manage these programs in order to maintain or improve margins while at the same time increasing sales for us and for the vendors. A reduction in overall promotional spending or a shift in promotional spending away from certain types of promotions that we and our distribution customers have historically utilized could have a significant impact on profitability.

Threats to security or the occurrence of a health pandemic could harm our business.

          Our business could be severely impacted by wartime activities, threats or acts of terrorism or a widespread health pandemic may adversely impact our business by disrupting delivery of products to our corporate stores or our independent retail customers, by affecting our ability to appropriately staff our stores and by causing customers to avoid public places.

          We have large, complex information technology systems that are important to our business operations. Although we have implemented security programs and disaster recovery facilities and procedures, security could be compromised and systems disruptions, deta theft or other criminal activity could occur. This could result in a loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.

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
Item 1B.	Unresolved Staff Comments

          None.

Item 2.	Properties

Distribution Segment Real Estate

          The following table lists the location, approximate size and ownership of the facilities used in our Distribution segment:
Facilities	Location	Total Square Feet	Ownership

Dry grocery	Grand Rapids, MI	585,492	Owned
Fresh (refrigerated)	Grand Rapids, MI	306,522	Owned
General merchandise	Grand Rapids, MI	232,700	Owned
General office (including print shop)	Grand Rapids, MI	127,323	Owned
Transportation and salvage	Grand Rapids, MI	78,760	Owned
Warehouse and office	Grand Rapids, MI	47,500	Leased
Dry grocery	Plymouth, MI	414,700	Leased
Total		1,792,997

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

Retail Segment Real Estate

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our retail supermarkets:

Retail Banner	Number of Stores (Including Fuel Centers)	Geographic Region	Total Square Feet	Average Store Size	Ownership

Family Fare Supermarkets	28	Western and Central Michigan	1,265,465	45,195	Leased

Glen's Markets	34	Northern and Central Michigan	1,222,350	35,951	Leased

D&W Fresh Markets	10	Western Michigan	478,449	47,845	Leased

D&W Fresh Markets	1	Central Michigan	34,460	34,460	Owned

Felpausch Food Centers	9	Western and Central Michigan	339,573	37,730	Leased

VG's Food and Pharmacy	17	Eastern Michigan	777,247	45,720	Leased

Total	99		4,117,544	41,591

We also own one fuel center in Western Michigan that is not included in a supermarket location.

Item 3.	Legal Proceedings

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

          No matters were submitted to a vote of Spartan Stores' shareholders during the fourth quarter of fiscal 2009 through the solicitation of proxies or otherwise.

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

          Spartan Stores common stock is traded on the NASDAQ Global Select Market under the trading symbol "SPTN."

          Stock sale prices are based on transactions reported on the NASDAQ Global Select Market. Information on quarterly high and low sales prices for Spartan Stores' common stock appears in Note 15 to the consolidated financial statements and is incorporated here by reference. At May 11, 2009 there were approximately 516 shareholders of record of Spartan Stores common stock.

          The Company has paid a quarterly cash dividend of $0.05 per common share since the fiscal 2006 fourth quarter. Under its senior revolving credit facility, the Company is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions or share repurchases, do not exceed $15.0 million. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors at its discretion. The ability of the board of directors to continue to declare dividends will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

          See Item 12 for information regarding the Spartan Stores' equity compensation plans.

          There were no transactions regarding Company purchases of its own common stock during the fourth quarter. The Company has no public stock repurchase plans or programs.

Item 6.	Selected Financial Data

          The following table provides selected historical consolidated financial information of Spartan Stores. The historical information was derived from our audited consolidated financial statements as of and for each of the five fiscal years ended March 26, 2005 through March 28, 2009. As noted elsewhere in this Form 10-K, for all years presented, Consolidated Statements of Earnings information in this Form 10-K has been adjusted for the reclassification of discontinued operations information, unless otherwise noted. See Note 4 to the consolidated financial statements in Item 8 for additional information on discontinued operations. Fiscal 2007 consisted of 53 weeks. All other years presented consisted of 52 weeks.

(In thousands, except per share data)
	Year Ended
	March 28, 2009 (D)	March 29, 2008 (D)	March 31, 2007 (D)	March 25, 2006	March 26, 2005

Statements of Operations Data:
Net sales	$2,576,738	$2,476,822	$2,206,270	$1,872,854	$1,861,111
Cost of sales	2,040,625	1,981,854	1,774,816	1,527,736	1,514,118
Gross margin	536,113	494,968	431,454	345,118	346,993
Selling, general and administrative expenses	463,369	433,346	378,324	310,013	311,535
Provision for asset impairments and exit costs (A)	-	-	4,464	985	-
Operating earnings	72,744	61,622	48,666	34,120	35,458
Interest expense	10,998	11,133	12,132	7,138	8,557
Debt extinguishment (B)	-	-	-	-	561
Other, net	(341)	(287)	(647)	(1,317)	(898)
Earnings before income taxes and discontinued operations	62,087	50,776	37,181	28,299	27,238
Income taxes	25,130	18,265	13,013	9,650	8,316
Earnings from continuing operations	36,957	32,511	24,168	18,649	18,922
Earnings (loss) from discontinued operations, net of taxes (C)	1,838	1,795	992	(477)	(96)
Net earnings	$38,795	$34,306	$25,160	$18,172	$18,826

Basic weighted average shares outstanding	21,516	21,275	20,913	20,796	20,439
Diluted weighted average shares outstanding	21,802	21,668	21,408	21,174	20,743
Basic earnings from continuing operations per share	$1.71	$1.53	$1.15	$0.89	$0.92
Diluted earnings from continuing operations per share	1.70	1.50	1.13	0.88	0.91
Basic earnings per share	1.80	1.61	1.20	0.87	0.92
Diluted earnings per share	1.78	1.58	1.18	0.86	0.91
Cash dividends declared per share	0.20	0.20	0.20	0.05	-

Balance Sheet Data:

Total assets	$723,932	$610,137	$487,499	$378,597	$384,457
Property and equipment, net	234,806	183,185	143,213	115,178	108,879
Working capital	20,969	20,499	27,213	20,736	30,258
Long-term obligations	215,686	143,574	106,341	64,015	91,946
Shareholders' equity	234,369	206,646	172,741	145,417	125,410

(A)	See Note 5 to Consolidated Financial Statements
(B)	We recorded non-cash pre-tax charges of $0.6 million during fiscal 2005 for the write-off of unamortized financing fees as a result of refinancing activities.
(C)	See Note 4 to Consolidated Financial Statements
(D)	For information regarding the VG's, Felpausch and D&W acquisitions, refer to Note 2 to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

Historical data is not necessarily indicative of the Company's future results of operations or financial condition. See discussion of "Risk Factors" in Part I, Item 1A of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report, and the Consolidated Financial Statements and notes thereto in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

          We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 350 independently owned grocery stores and our 99 corporate owned stores. Our Retail segment operates 99 retail supermarkets in Michigan under the banners Glen's Markets, Family Fare Supermarkets, D&W Fresh Markets, Felpausch Food Centers, and VG's Food and Pharmacy, and 19 fuel centers/convenience stores, included at our supermarket locations, under the banners Glen's Quick Stop, Family Fare Quick Stop, D&W Fresh Markets Quick Stop and Felpausch Quick Stop. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores.

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

          On December 29, 2008, we acquired certain assets and assumed certain liabilities related to VG's Food Center, Inc. and VG's Pharmacy, Inc. (collectively, "VG's"). The results of operations of the VG's acquisition are included in the accompanying consolidated financial statements from the date of acquisition. VG's was a privately-held operator of 17 retail grocery stores based in Eastern Michigan. Prior to the acquisition, VG's was an independent customer of our Distribution segment. This transaction, following our acquisitions of D&W Food Centers and Felpausch Food Centers, represents another step in the component of our business strategy focused on growing our business through opportunistic acquisitions of other grocery operators that are adjacent to or in markets where we operate today. The VG's stores serve communities in key Eastern Michigan markets where we previously had no retail presence. The VG's transaction is expected to increase annual retail segment sales by approximately $300 million, but annual consolidated sales are expected to increase by approximately $150 million as VG's was an existing distribution customer.

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

          We have established four key management priorities that focus on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Distribution and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:
•

Retail sales growth: Continue with our capital plan focusing on remodels, replacement stores, adjacent acquisitions, expansions and new stores to fill in existing markets, leverage investments in fuel centers and pharmacy operations to drive related supermarket customer traffic and continue to focus on category management initiatives, specifically focusing on fresh offerings.

•

Distribution sales growth: Focus on increasing penetration of existing customers, attracting new in-market customers and adjacent-state customers, continue to share "best retail practices" with customers, provide a superior value-added relationship and pursue acquisitions.

•

Margin enhancement: Continued focus on increasing penetration of private label programs, enhancing offerings in our fresh department, lowering the cost of merchandise through vendor partnerships and improving retail shrink.

•

Selling, general and administrative expense cost containment: Continue to focus on improving efficiency and general cost containment in all areas to allow us to remain cost competitive in the long-term and help offset recessionary impacts on our business in the short-term.

          During fiscal 2009, retail sales growth was fueled by the VG's acquisition completed in fiscal 2009 and the Felpausch acquisition completed in fiscal 2008 and capital expenditures that were made on major remodels at seven stores, one replacement store and three fuel centers. Late in fiscal 2009 we expanded our $4.00 generic prescription program to include additional stores. In fiscal 2010, we expect to continue to focus on capital investments in our retail segment by completing five store remodels, completing one store relocation into a newly constructed facility, adding one new store late in the year and adding six fuel centers. We will also continue to pursue opportunistic acquisitions.

          During fiscal 2009, we continued focusing on product offerings that met or enhanced our individual customers' needs. During fiscal 2010, we will continue our successful model store program where we share the latest product offerings and merchandising programs with our customers.

          We introduced over 200 new private label products during fiscal 2009. These products are typically less expensive and produce higher gross margins than national brands and tend to be more desired by consumers in challenging economic times. In fiscal 2010, we plan to expand our Spartan branded fresh product offerings and are targeting 75 SKU's.

          During fiscal 2009 we completed a re-racking project in our grocery warehouse that will improve operational efficiency in fiscal 2010. Resetting the Grand Rapids grocery warehouse is the first step in the overall Supply Chain strategic plan to upgrade the efficiency and capacity of all our warehouses with a goal to complete all warehouses within the next three years. We also upgraded our dock scheduling and traffic management systems that enable the automation of manual processes for scheduling and routing of inbound deliveries to all warehouses.

          We believe the weak economic cycle is likely to continue for the majority of fiscal 2010 and will influence consumer buying behavior towards a continued value orientation. Given this economic outlook, our near-term position is to be cautious, but opportunistic. We expect to continue making meaningful progress with our capital investment program and the acquisition integration, but we are also expecting additional competition from seven new supercenter openings in several markets where we own retail stores. We expect that these competitive openings will unfavorably impact fiscal 2010 retail comparable sales by approximately 1.7 percent. Moreover, the rate of product cost inflation tempered as we progressed through fiscal 2009, which will lower the inflation sensitive procurement and sales gains that we realized. These lower gains, however, should be partially mitigated by lower LIFO inventory valuation charges in the first three quarters of the fiscal year. Due to these events, retail comparable store sales could be slightly negative and core distribution sales, excluding the effect of the VG's sales reclassification, are expected to be comparable to fiscal 2009 levels. To proactively address these trends, we have taken a number of additional steps to reduce operating costs in fiscal 2010 such as, reducing the annual associate target bonus by twenty-five percent, suspending 401(k) matching contributions for all but our non-bonus eligible store associates and department managers, implementing a hiring freeze, and shifting the timing of annual merit pay increases.

          We continuously evaluate our retail store base in the normal course of business to determine actions needed for store remodels, relocations and closings. We expect the retail sales reductions resulting from our store evaluations plus store carryover activity from fiscal 2009 to be approximately $20.0 million for fiscal 2010. The store opening, remodel, closing and other costs related to these activities will be approximately $5.2 million in fiscal 2010 compared with $4.2 million incurred in fiscal 2009.

          As we look forward to what is likely to remain a challenging economic period, we will remain focused on a consumer-centric business strategy. Successfully navigating through this challenging period will require sound execution of the basics in grocery retailing and distribution. The basics include providing everyday good values to consumers, consistently delivering high quality products and services, working to help our distribution customers be more profitable and competitive, and being aware of, and adapting to, evolving conditions in our market place. We remain confident that we can be successful against this environment with our retail value proposition and value-added distribution services.

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

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:
	Percentage of Net Sales			Percentage Change
	March 28, 2009	March 29, 2008	March 31, 2007	2009/2008	2008/2007
Net sales	100.0	100.0	100.0	4.0	12.3
Gross margin	20.8	20.0	19.6	8.3	14.7
Selling, general and administrative expenses	18.0	17.5	17.2	6.9	14.5
Provision for asset impairments and exit costs	-	-	0.2	-	*
Operating earnings	2.8	2.5	2.2	18.0	26.6
Other income and expenses	0.4	0.5	0.5	(1.7)	(5.6)
Earnings before income taxes and discontinued operations	2.4	2.0	1.7	22.3	36.6
Income taxes	1.0	0.7	0.6	37.6	40.4
Earnings from continuing operations	1.4	1.3	1.1	13.7	34.5
Earnings from discontinued operations, net of taxes	0.1	0.1	0.0	2.4	80.9
Net earnings	1.5	1.4	1.1	13.1	36.4

* Percentage change is not meaningful

          Results of Continuing Operations for the Fiscal Year Ended March 28, 2009 Compared to the Fiscal Year Ended March 29, 2008

          Net Sales. Net sales increased $99.9 million, or 4.0%, from $2,476.8 million in fiscal 2008 to $2,576.7 million in fiscal 2009. The sales increase was primarily due to incremental sales from the Felpausch and VG's retail acquisitions, comparable store sales growth in our supermarkets, new distribution customer business and product cost inflation.

          Net sales in our Distribution segment, after intercompany eliminations, decreased $35.7 million, or 2.8%, from $1,284.3 million to $1,248.6 million primarily due to the elimination of sales to VG's and Felpausch stores of $37.8 million and $20.6 million, respectively, (due to our acquisitions of the stores), lower sales in our marginally profitable pharmacy distribution program of $26.1 million, partially offset by incremental sales of $53.5 million to new distribution customers primarily obtained in fiscal 2008. As a result of the VG's acquisition, we expect reported annual Distribution sales to decline approximately $150.0 million compared to pre-acquisition annual sales due to the elimination of intercompany sales.

          Net sales in our Retail segment increased $135.6 million, or 11.4%, from $1,192.5 million to $1,328.1 million. The sales increase was primarily due to incremental sales from the recently acquired VG's stores of $72.7 million and Felpausch retail stores of $43.2 million, supermarket comparable store sales growth of $23.3 million and increases in fuel center sales of $19.4 million, partially offset by lost sales of $23.4 million relating to three stores that were sold in fiscal 2008, one store that was closed early in fiscal 2009 and one store that was sold in the third quarter of fiscal 2009. Total retail comparable store sales increased 3.5 percent in fiscal 2009 principally due to our marketing programs, ongoing capital investment program, including store remodels, and product cost inflation. Excluding sales from fuel centers and Easter holiday sales in the prior year first and fourth quarters, comparable store sales increased 2.7 percent. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

          Gross margin increased by $41.1 million, or 8.3%, from $495.0 million to $536.1 million. As a percent of net sales, gross margin increased from 20.0% to 20.8%. The gross margin rate improvement was due principally to an increase in the mix of higher margin retail sales as a percentage of consolidated sales and an improvement in distribution segment gross margin. We are anticipating higher overall gross profit margin rates in fiscal 2010 due to a higher mix of retail sales and improving gross profits in our retail segment. Higher private label penetration rates, the implementation of additional merchandising initiatives and improvements in our fuel procurement program will contribute to the expected gross profit margin improvement.

          Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses increased $30.0 million, or 6.9%, from $433.3 million to $463.4 million, and were 18.0% of net sales compared to 17.5% last year. The net increase in SG&A is due primarily to the following:
•	Additional operating costs associated with the acquired VG's retail stores of $17.8 million, including approximately $0.3 million of training and other start-up related costs.
•	Additional operating costs, excluding incremental grand re-opening costs for remodeled stores, associated with the acquired Felpausch retail stores of $7.5 million.
•	Increases in compensation and benefits, excluding VG's, Felpausch and fuel centers, of $6.7 million.
•	Incremental costs of $1.0 million related to grand re-opening costs for remodeled stores.
•	Increased depreciation and amortization, excluding VG's, Felpausch and fuel centers, of $1.6 million.
•	The cost of operating additional fuel centers of $1.4 million.
•	Increased utilities costs, excluding VG's, Felpausch and fuel centers, of $1.2 million.
•	Reduced operating costs related to the sale of four retail stores and closure of one store since the prior year of $6.0 million.
•

Reclassification of operating expenses due to replacement of $1.5 million of the Michigan Single Business Tax (MSBT) with a new income tax for the State of Michigan. The MSBT was not considered an income tax and was included in operating expenses.

          Given the challenging economic environment previously discussed, we have also taken a number of steps to reduce operating costs in fiscal 2010 such as completing the warehouse re-racking initiative, reducing the annual associate incentive bonus target by twenty-five percent, suspending 401(k) matching contributions for all but our non-bonus eligible store associates and department managers, implementing a hiring freeze, and shifting the timing of annual merit pay increases. Offsetting these cost savings, will be an increase in pension expense of $1.3 million resulting primarily from a decline in the fair value of pension plan assets. We also expect health care costs to trend higher.

          Interest Expense. Interest expense decreased $0.1 million, or 1.2%, from $11.1 million to $11.0 million, and was 0.4% of net sales in both years. The decrease in interest expense is due to a decrease in interest rates, partially offset by an increase in average outstanding borrowings of $14.9 million.

          On January 2, 2009, we entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under our senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, we have agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.77% at March 28, 2009) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012.

          Our fiscal 2010 financial reporting will be modified to comply with FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP No. APB 14-1). In short, this requires that the Company recognize non-cash interest expense on its $110.0 million convertible senior notes. The amount of incremental expense anticipated for fiscal 2010 is approximately $3.4 million, pre-tax. FSP No. APB 14-1 must be applied on a retrospective basis, therefore, upon adoption on March 29, 2009, we expect to retroactively record additional non-cash interest expense of approximately $3.2 million and $2.7 million, pre-tax, for fiscal years 2009 and 2008, respectively.

          Income Taxes. The effective tax rate is 40.5% and 36.0% for fiscal 2009 and fiscal 2008, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes. On January 1, 2008 a new income tax for the State of Michigan became effective which replaced the Michigan Single Business Tax ("MSBT"). The MSBT was not considered an income tax and was included in SG&A expenses. Total Michigan taxes, net of the Federal income tax benefit, were $3.3 million in fiscal 2009 compared to $1.3 million in fiscal 2008. The fiscal 2008 amount is comprised of MSBT expense of $0.8 million and $0.5 million for the new Michigan income tax, both net of the Federal tax benefit. We expect the effective tax rate for fiscal 2010 to increase to approximately 41.2% due to the affects of state income taxes.

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

          Net sales in our Distribution segment, after intercompany eliminations, increased $46.2 million, or 3.7%, from $1,238.1 million in fiscal 2007 to $1,284.3 million in fiscal 2008 primarily due to the addition of new distribution customers of $159.0 million and an increase in sales to existing customers of $19.5 million primarily as a result of a retail competitor exiting the eastern Michigan market, partially offset by the elimination of sales to Felpausch stores of $101.7 million (due to the acquisition), an extra week of sales in fiscal 2007 of $22.9 million and lost sales of $7.7 million as a result of terminated customer relationships in fiscal 2007.

          Net sales in our Retail segment increased $224.3 million, or 23.2%, from $968.2 million in fiscal 2007 to $1,192.5 million in fiscal 2008. The sales increase was primarily due to incremental sales from the recently acquired Felpausch retail stores of $160.4 million, increases in fuel center sales of $40.4 million, supermarket comparable sales growth of $31.5 million, and incremental sales resulting from the acquisition of the PrairieStone pharmacies of $11.5 million, partially offset by lost sales relating to the previously disclosed closing of two retail stores near the end of the prior year first quarter of $3.1 million and an extra week of sales included in the prior year of $16.4 million. Total retail comparable store sales increased 6.1 percent in fiscal 2008 due to our ongoing capital investment program, including store remodels, the opening of additional fuel centers and the PrairieStone Pharmacy acquisition. Excluding sales from fuel centers, the PrairieStone Pharmacy acquisition and the impact of the extra week of sales in the prior year, comparable store sales increased 3.4 percent. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

          Gross margin increased by $63.5 million, or 14.7%, from $431.5 million in fiscal 2007 to $495.0 million in fiscal 2008. As a percent of net sales, gross margin increased from 19.6% to 20.0%. The gross margin rate improvement was primarily due to a larger concentration of higher margin retail sales as a percentage of consolidated sales and an improvement in distribution segment gross margin primarily due to the elimination of sales to our Felpausch stores, partially offset by an increase in LIFO expense of $2.3 million due to higher product costs, growth in lower margin fuel and pharmacy sales and additional promotional activity during grand re-openings of five remodeled stores and one replacement store which have resulted in increased sales and market share.

          Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses increased $55.0 million, or 14.5%, from $378.3 million in fiscal 2007 to $433.3 million in fiscal 2008, and were 17.5% of net sales in fiscal 2008 compared to 17.2% in fiscal 2007. The net increase in SG&A is due primarily to the following:
•

Incremental operating costs associated with the acquired retail stores of $42.0 million, including approximately $0.6 million of training and other start-up related costs, and also including $1.3 million of costs for grand re-openings of five remodeled stores and one relocated store.

•

Increases in other compensation and benefits of $6.2 million due to increased sales volume and the absence of a $1.3 million insurance reserve adjustment recorded in fiscal 2007 due to reductions in workers' compensation and health care costs. The reduction in costs was due to improvement in workplace safety programs, implementation of procedures to settle claims quicker, and improvement in claims trends.

•	Increased store labor of $2.9 million primarily due to increases in volume, including costs associated with grand re-openings of five remodeled stores and one replacement store.
•	The cost of operating additional fuel centers of $2.5 million.
•	Increased transportation fuel costs of $1.1 million.
•	Increased depreciation and amortization of $0.9 million.

          The increased SG&A expenses were partially offset by reduced operating costs due to the closure of two supermarkets near the end of the prior year first quarter of $1.1 million.

          Interest Expense. Interest expense decreased $1.0 million, or 8.2%, from $12.1 million in fiscal 2007 to $11.1 million in fiscal 2008, and was 0.4% of net sales in fiscal 2008 compared to 0.5% in fiscal 2007. The decrease in interest expense is primarily due to the amendment of our existing revolving credit facility and the issuance of convertible senior notes, the proceeds of which were used to pay down amounts owed under our revolving credit facility, which has a higher interest rate. The effect of the lower rates was partially offset by an increase in outstanding debt due to the Felpausch acquisition. See the Liquidity and Capital Resources section for additional information on the issuance of convertible senior notes. Total average borrowings increased $36.0 million from $122.0 million in fiscal 2007 to $158.0 million in fiscal 2008.

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

          Other, net. Other, net decreased $0.3 million, from $0.6 million in fiscal 2007 to $0.3 million in fiscal 2008. Fiscal 2008 includes a gain on the disposal of businesses of $0.1 million. Fiscal 2007 includes a gain on the sale of land and a building facility not used in operations of $0.5 million.

          Income Taxes. The effective tax rate was 36.0% and 35.0% for fiscal 2008 and fiscal 2007, respectively. The difference from the statutory rate in fiscal 2008 is primarily due to State of Michigan income taxes. On January 1, 2008 a new income tax for the State of Michigan became effective which replaced the Michigan Single Business Tax ("MSBT"). The MSBT was not considered an income tax and was included in SG&A expenses. MSBT expense, net of Federal income tax benefit, was $0.8 million and $0.7 million for fiscal 2008 and fiscal 2007, respectively.

Discontinued Operations

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

          Inventories. Inventories are valued at the lower of cost or market using the last-in, first-out ("LIFO") method. If replacement cost had been used, inventories would have been $46.8 million and $45.4 million higher at March 28, 2009 and March 29, 2008, respectively. We use the retail inventory method ("RIM") and replacement cost method to determine the cost of our inventory. Under the RIM method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

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

          Goodwill. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is reviewed for impairment on an annual basis (during the fourth quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair values are determined based on the discounted cash flows and comparable market values of each reporting segment. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of each reporting segment to our total market capitalization. Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

          Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures and a 4% long-term assumed growth rate of cash flows for periods after the five-year forecast for the Retail segment and 2.5% for the Distribution segment. The future estimated cash flows were discounted using a rate of 10.4% and 9.7% for the Retail and Distribution segments, respectively. We generally develop these forecasts based on recent sales data for existing operations and other factors. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes. We have either met or exceeded assumptions used in prior year's goodwill impairment models. Based on our annual review during fiscal years 2009, 2008 and 2007, no goodwill impairment charge was required to be recorded. No goodwill impairment charge would be required even if the current estimate of future discounted cash flows was 10% lower. Furthermore, no goodwill impairment charge would be required if the discount rate was increased 1%.

          Impairment of Long-Lived Assets Other Than Goodwill. Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. No material impairments for long-lived assets to be held and used were determined to exist for fiscal years 2009, 2008 and 2007.

          Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less cost to sell. Fair values are determined by independent appraisals, quotes or expected sales prices developed by internal real estate professionals. Estimates of expected sales prices are judgments based upon our experience, knowledge of market conditions and current offers received. Changes in market conditions, the economic environment and other factors can significantly impact these estimates. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome. If the current estimate of future discounted cash flows was 10% lower an additional impairment reserve of $0.2 million would be required.

          Insurance Reserves. We are primarily self-insured for costs related to workers' compensation, general liability and health insurance. We record our self-insurance liabilities based on reported claims experience and an estimate of claims incurred but not yet reported. Workers' compensation and general liability are actuarially determined on a discounted basis. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. Our exposure for workers' compensation and general liability is $0.5 million per claim and for health insurance our exposure is $0.3 million per associate per year.

          Any projection of losses concerning workers' compensation, general liability and health insurance is subject to a considerable degree of variability. Among the causes of variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. The impact of many of these variables is difficult to estimate. As of March 28, 2009, a one percentage point decrease in the discount rate, or 100 basis points, would increase our liability less than $0.1 million and a one percentage point increase in the discount rate would decrease our liability by less than $0.1 million.

          Exit Costs. We record exit costs for closed stores that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the market in which the closed store is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the market in which the property is located, the results of previous efforts to sublease similar property and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. At March 28, 2009 exit costs of $44.5 million are recorded net of approximately $1.0 million of existing sublease rentals. A 10% increase/decrease in future estimated ancillary costs would increase/decrease the exit costs reserve by approximately $1.9 million. Based upon the current economic environment we do not believe that we will be able to obtain any additional sublease rentals.

          The following table provides the activity of exit costs for fiscal years 2009, 2008 and 2007:
(In thousands)	Lease and Ancillary Costs

Balance at March 26, 2006	$15,317
Exit costs assumed in acquisition of D&W (see Note 2 to the consolidated financial statements)	19,231
Exit costs assumed in Carter's acquisition (see Note 2 to the consolidated financial statements)	552
Provision for lease and related ancillary costs, net of estimated sublease recoveries	4,050
Payments, net of interest accretion	(6,447)
Balance at March 31, 2007	32,703
Exit costs assumed in Felpausch acquisition (see Note 2 to the consolidated financial statements)	11,305
Changes in estimates (see Note 5 to the consolidated financial statements)	(1,868)
Payments, net of interest accretion	(6,013)
Balance at March 29, 2008	36,127
Exit costs related to the disposition of The Pharm stores	4,562
Exit costs assumed in VG's acquisition (see Note 2 to the consolidated financial statements)	15,146
Changes in estimates (see Note 5 to the consolidated financial statements)	(4,392)
Payments, net of interest accretion	(6,898)
Balance at March 28, 2009	$44,545

          Pension. Accounting for defined benefit cash balance pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The significant factors affecting our pension costs are the fair value of plan assets and the selection of management's key assumptions, including the expected return on plan assets, rate of compensation increases and discount rate used by our actuary to calculate our liability. We consider current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. Our discount rate is based on current investment yields on high quality fixed-income investments and projected cash flow obligations. The discount rate used to determine fiscal 2009 pension expense was 7.00%. Expected return on plan assets is based on historical experience of the plan's portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target allocation mix is designed to meet our long-term pension requirements. For fiscal 2009, our assumed rate of return was 8.25%. Over the ten-year period ended March 28, 2009, the average actual return was approximately 3.3%. The deteriorating conditions in the global financial markets during 2008 led to a substantial reduction in the 10-year average rate of return on pension assets. We expect that the markets will eventually recover to our assumed long-term rate of return. We maintained our rate of increases in compensation at 4.00%. While we believe the assumptions selected are reasonable, significant differences in our actual experience, plan amendments or significant changes in the fair value of our plan assets may materially affect our pension obligations and our future expense. A 50 basis point increase or decrease in the discount rate would have decreased/increased fiscal 2009 pension expense by less than $0.2 million. A 50 basis point increase or decrease in the expected return on plan assets would have decreased/increased fiscal 2009 pension expense by $0.3 million.

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 required that we recognize the funded status of defined benefit postretirement plans as an asset or liability in the consolidated balance sheet and to recognize changes in funded status through comprehensive income as of March 31, 2007. SFAS 158 requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with our fiscal year ending March 28, 2009. We adopted the measurement date provisions of SFAS 158 on March 30, 2008, the first day of fiscal year 2009, and recorded the cumulative effect of adopting these provisions by decreasing shareholders' equity by $0.3 million.

          The (unfunded) funded status of our defined benefit plans was $(17.6) million and $0.1 million for 2009 and 2008, respectively. The decrease in the funded balance during fiscal 2009 is a result of actual loss on plan assets of 30.0%, service and interest costs exceeding contributions by $2.5 million, partially offset by an actuarial gain and effects of changes in measurement date of $0.9 million. Plan assets decreased by 31.3% primarily due to market losses on assets and benefit payments, partially offset by company contributions of $3.4 million. Pension expense was $1.3 million and $2.2 million in fiscal 2009 and fiscal 2008, respectively.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for fiscal years 2009, 2008 and 2007:

(In thousands)
	March 28, 2009	March 29, 2008	March 31, 2007
Net cash provided by operating activities	$80,922	$67,777	$58,594
Net cash used in investing activities	(159,736)	(87,946)	(77,639)
Net cash provided by financing activities	52,554	21,940	20,370
Net cash provided by discontinued operations	12,912	6,033	3,083

Net (decrease) increase in cash and cash equivalents	(13,348)	7,804	4,408
Cash and cash equivalents at beginning of year	19,867	12,063	7,655
Cash and cash equivalents at end of year	$6,519	$19,867	$12,063

          Net cash provided by operating activities increased during fiscal 2009 primarily due to increased net earnings, timing of new business in the prior year and collection of new customer advances made in the prior year with delayed payment terms. The increase during fiscal 2008 was primarily due to an increase in net earnings and favorable changes in working capital, partially offset by a pension plan funding contribution.

          During fiscal 2009, our Federal income tax net operating loss carryforward was fully utilized. As a result, we paid $3.9 million of Federal income taxes in fiscal 2009, compared to $2.1 million in fiscal 2008 and $0.6 million in Alternative Minimum Tax in fiscal year 2007.

          Net cash used in investing activities increased in fiscal 2009 and fiscal 2008 due to acquisitions and increased capital expenditure activity. We paid a total cash purchase price of $103.4 million, $49.1 million and $53.8 million for acquisitions in fiscal years 2009, 2008 and 2007, respectively. Excluding the acquisitions, our Distribution and Retail segments utilized 22% and 78%, respectively, of our capital expenditure dollars for fiscal 2009. Expenditures were used for store remodels and refurbishments, new fuel centers and new equipment and software. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. Our current available borrowings are approximately $80 million above these limits as of March 28, 2009 and we do not expect to fall below these levels. We expect capital expenditures to range from $48 million to $52 million in fiscal 2010, primarily for one new store, one relocated store, store remodels, fuel centers, new equipment and software.

          Net cash provided by financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. The increase in cash from financing activities in fiscal 2009 was primarily due to borrowings on our senior secured revolving credit facility that were used to finance the VG's acquisition, partially offset by dividend payments of $4.4 million and other debt repayments. The increase in cash provided from financing activities in fiscal 2008 was due to proceeds from the issuance of $110 million of convertible senior notes that were used to reduce borrowings on the senior secured revolving credit facility, to pay related financing fees and to partially fund the Felpausch acquisition, partially offset by dividend payments of $4.4 million and other debt repayments. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at March 28, 2009 are $3.9 million. Our ability to borrow additional funds is governed by the terms of our credit facilities. We expect that improved cash flows should result in an additional $10 million of availability to reduce debt or apply towards other capital initiatives.

          On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores' senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.77% at March 28, 2009) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012.

          Net cash provided by discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the proceeds from the sale of assets and the payment of store exit cost reserves, insurance run-off claims and other liabilities. Included in fiscal years 2009, 2008 and 2007 cash flows from discontinued operations are proceeds on the disposal of assets of $13.8 million, $3.6 million and $3.1 million, respectively. We expect the cash used by our discontinued operations will be approximately $5.0 million to $6.0 million in fiscal 2010.

          Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of March 28, 2009, our revolving credit facility had outstanding borrowings of $64.9 million, available borrowings of $100.0 million and maximum availability of $110.0 million, which exceeds the minimum excess availability levels, as defined in the credit agreement.

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

          Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include a minimum fixed charge coverage ratio and maximum capital expenditures, as defined in the credit agreement. These covenants are not effective as long as we maintain minimum excess availability levels, as defined in the credit agreement. The credit facility provides for the issuance of letters of credit of which $4.3 million were outstanding and unused as of March 28, 2009. Borrowings under the revolving credit portion of the facility bear interest at the London InterBank Offered Rate ("LIBOR") plus 1.25%, adjusted based upon availability levels, or the prime rate (weighted average interest rate of 3.01% at March 28, 2009 including the effects of the interest rate swap).

          Our current ratio increased slightly to 1.13:1.00 at March 28, 2009 from 1.11:1.00 at March 29, 2008 and our investment in working capital was $21.0 million at March 28, 2009 versus $20.5 million at March 29, 2008. Our debt to total capital ratio increased to 0.48:1.00 at March 28, 2009 versus 0.43:1.00 at March 29, 2008, primarily due to obligations assumed related to the VG's acquisition.

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

          The table below presents our significant contractual obligations as of March 28, 2009 (1):
(In thousands)	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$175,585	$139	$193	$65,074	$110,179
Estimated interest on long- term debt (2)	25,557	5,676	11,344	8,207	330
Capital leases (3)	44,033	3,793	8,083	7,213	24,944
Interest on capital leases	22,964	3,558	6,164	4,857	8,385
Operating leases (3)	173,940	32,689	53,382	35,581	52,288
Lease and ancillary costs of closed stores, including imputed interest	50,360	9,827	16,959	12,129	11,445
Purchase obligations (merchandise) (4)	742,690	178,187	347,031	203,207	14,265
FIN 48 unrecognized tax liability	812	529	19	58	206
Self-insurance liability	7,783	6,041	1,024	547	171
Total	$1,243,724	$240,439	$444,199	$336,873	$222,213

(1) Excludes funding of pension and other postretirement benefit obligations, which totaled approximately $3.0 million in fiscal 2009. We are not required to make a contribution in fiscal 2010 to meet minimum funding requirements; however we will assess the prudence of making a voluntary contribution to the plan during the third quarter of fiscal 2010. Historically, such voluntary annual contributions have been between $3 million and $5 million. Also excludes contributions under various multi-employer pension plans, which totaled $7.6 million in fiscal 2009. For additional information, refer to Note 10 to the consolidated financial statements.
(2) Interest payments on long-term debt assume our convertible subordinated notes are repurchased in whole on May 15, 2014 in accordance with the applicable terms. For additional information refer to Note 6 to the consolidated financial statements.
(3) Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2009, these charges totaled approximately $10.0 million.
(4) The majority of our purchases involve supply orders to purchase products for resale in the ordinary course of business. These contracts are typically cancelable and therefore no amounts have been included in the table above.

Also excluded are contracts that do not contain minimum annual purchase commitments but include other standard contractual considerations that must be fulfilled in order to earn $3.6 million in advanced contract monies that has been received where recognition has been deferred on the Consolidated Balance Sheet. The purchase obligations shown in this table represent the amount of product we are contractually obligated to purchase to earn $8.5 million in advanced contract monies that are receivable under the contracts. At March 28, 2009, $4.3 million in advanced contract monies has been received under these contracts where recognition has been deferred on the Consolidated Balance Sheet. If we do not fulfill these purchase obligations, we would only be obligated to repay the unearned upfront contract monies.

Cash Dividends

          We paid a quarterly cash dividend of $0.05 per common share in each quarter of fiscal years 2009, 2008 and 2007. Under our senior revolving credit facility, we are generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends together with any cash distributions or share repurchases, do not exceed $15.0 million. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

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

The following table shows the indebtedness and other liabilities of our subsidiaries as of March 28, 2009:

Spartan Stores Subsidiaries Only
(In thousands)
March 28, 2009
Current Liabilities
Accounts payable	$97,237
Accrued payroll and benefits	32,929
Other accrued expenses	20,671
Current portion of exit costs	9,759
Current maturities of long-term debt and capital lease obligations	3,932
Total current liabilities	164,528

Long-term Liabilities
Postretirement benefits	24,696
Other long-term liabilities	20,208
Exit costs	34,786
Long-term debt and capital lease obligations	40,746
Total long-term liabilities	120,436

Total Subsidiary Liabilities	284,964
Operating Leases	168,294
Total Subsidiary Liabilities and Operating Leases	$453,258

Ratio of Earnings to Fixed Charges

          Our ratio of earnings to fixed charges was 3.87:1.00 and 3.38:1.00 for fiscal 2009 and fiscal 2008, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

          We had letters of credit of $4.3 million outstanding and unused at March 28, 2009. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

New Accounting Standards

          In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied prospectively. FIN 48 became effective at the beginning of our fiscal year 2008, and the adoption of FIN 48 increased retained earnings by approximately $1.0 million as of the beginning of fiscal year 2008. The adoption of FIN 48 and its effects are more fully described in Note 11 to the consolidated financial statements.

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

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 became effective at the beginning of our fiscal year 2009, except as provided in FASB Staff Position (FSP) No. FAS 157-2. The provisions of the Statement are to be applied prospectively, except for limited retrospective application permitted for certain items. The adoption of SFAS 157 did not have a material impact on our financial statements. In February 2007, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact, if any, that FSP No. FAS 157-2 will have on the consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 required that we recognize the funded status of defined benefit postretirement plans as an asset or liability in the consolidated balance sheet and to recognize changes in funded status through comprehensive income as of March 31, 2007. Effective March 31, 2007, we adopted these provisions of SFAS No. 158. The impact of adopting SFAS No. 158 on our financial condition at March 31, 2007 has been included in the accompanying consolidated financial statements. Adoption of SFAS No. 158 resulted in an increase of $0.3 million to Shareholders' Equity. SFAS 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with our fiscal year ending March 28, 2009. We adopted the measurement date provisions of SFAS 158 on March 30, 2008, the first day of fiscal year 2009, and recorded the cumulative effect of adopting these provisions by decreasing shareholders' equity by $0.3 million.

          In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141R), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R will become effective at the beginning of our fiscal year 2010, and must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal year 2010. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

          In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," that changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP No. APB 14-1 will require us to recognize non-cash interest expense on our $110 million convertible senior notes based on the market rate for similar debt instruments without the conversion feature. FSP No. ABP 14-1 will be effective at the beginning of fiscal year 2010 and must be applied on a retrospective basis. Upon adoption on March 29, 2009, we expect to retroactively record additional non-cash interest expense of approximately $3.2 million and $2.7 million, pre-tax, for fiscal years 2009 and 2008, respectively. We also expect to retroactively record an increase in shareholders' equity of $17.1 million, net of deferred taxes, and a decrease in long-term debt of $27.6 million.

          In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 is effective beginning March 29, 2009. We do not expect SFAS 161 to have a material impact on the consolidated financial statements.

          In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share pursuant to the two-class method described in FASB Statement No. 128, "Earnings Per Share." FSP EITF 03-6-1 will be effective at the beginning of fiscal year 2010 and must be applied on a retrospective basis. We expect that basic earnings per share will decrease by $0.05, $0.04 and $0.03 for fiscal years 2009, 2008 and 2007, respectively, and dilutive earnings per share will decrease by $0.04, $0.02 and $0.02 for fiscal years 2009, 2008 and 2007, respectively.

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

          We are currently exposed to interest rate risk on our outstanding debt. The senior secured revolving credit facility currently bears interest at the LIBOR plus 1.25% or the prime rate (weighted average interest rate of 3.01% at March 28, 2009 including the effects of the interest rate swap) on the revolving credit portion of the facility. The weighted average interest rates on outstanding debt including loan fee amortization for fiscal years 2009, 2008 and 2007 were 5.53%, 6.71% and 9.73%, respectively.

          On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under our senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, we have agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.77% at March 28, 2009) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012. As of March 28, 2009, the net unrealized loss on the interest rate swap agreement was $0.5 million. We do not use financial instruments or derivatives for any trading or other speculative purposes.

          At March 28, 2009 and March 29, 2008, the estimated fair value of our long-term debt, including current maturities, was lower than book value by approximately $35.5 million and a $23.5 million, respectively. The estimated fair values were based on market quotes for similar instruments.

          The following table sets forth the principal cash flows of our debt outstanding and related weighted average interest rates by year of maturity as of March 28, 2009:

(In thousands, except rates)
	March 28, 2009		Aggregate Payments by Fiscal Year
	Fair Value	Total	2010	2011	2012	2013	2014	Thereafter
Fixed rate debt
Principal payable	$119,170	$154,678	$3,932	$4,051	$4,225	$4,091	$3,256	$135,123
Average interest rate		4.82%	4.78%	4.70%	4.60%	4.49%	4.38%	8.09%
Variable rate debt
Principal payable	$19,940	$19,940	-	-	-	$19,940	-	-
Average interest rate		2.28%				2.28%
Interest rate swap	$(462)
Variable to fixed	$45,000	$45,000				$45,000
Average pay rate		3.33%				3.33%
Average receive rate		1.77%				1.77%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Spartan Stores, Inc. and subsidiaries
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries (the "Company") as of March 28, 2009 and March 29, 2008, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended March 28, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 28, 2009 and March 29, 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 28, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
June 5, 2009

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
Assets	March 28, 2009	March 29, 2008

Current assets
Cash and cash equivalents	$6,519	$19,867
Accounts receivable, net	51,470	59,885
Inventories, net	113,790	113,078
Prepaid expenses and other current assets	9,579	9,252
Deferred taxes on income	5,201	7,792
Property and equipment held for sale	-	2,404
Total current assets	186,559	212,278

Other assets
Goodwill	249,303	186,531
Other, net	53,264	28,143
Total other assets	302,567	214,674

Property and equipment
Land and improvements	16,660	12,393
Buildings and improvements	198,509	169,761
Equipment	291,532	266,424
Total property and equipment	506,701	448,578
Less accumulated depreciation and amortization	271,895	265,393
Property and equipment, net	234,806	183,185

Total assets	$723,932	$610,137

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)

Spartan Stores, Inc. and Subsidiaries
(In thousands)
Liabilities and Shareholders' Equity	March 28, 2009	March 29, 2008

Current liabilities
Accounts payable	$97,248	$112,899
Accrued payroll and benefits	35,456	35,723
Other accrued expenses	19,195	23,003
Current portion of exit costs	9,759	9,280
Current maturities of long-term debt and capital lease obligations	3,932	10,874
Total current liabilities	165,590	191,779

Long-term liabilities
Deferred income taxes	27,224	17,730
Postretirement benefits	25,401	8,127
Other long-term liabilities	20,876	15,434
Exit costs	34,786	26,847
Long-term debt and capital lease obligations	215,686	143,574
Total long-term liabilities	323,973	211,712

Commitments and contingencies (Note 8)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 22,213 and 21,909 shares outstanding	137,358	130,718
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(14,151)	(1,142)
Retained earnings	111,162	77,070
Total shareholders' equity	234,369	206,646

Total liabilities and shareholders' equity	$723,932	$610,137

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)
	Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007

Net sales	$2,576,738	$2,476,822	$2,206,270
Cost of sales	2,040,625	1,981,854	1,774,816
Gross margin	536,113	494,968	431,454

Operating expenses
Selling, general and administrative	463,369	433,346	378,324
Provision for asset impairments and exit costs	-	-	4,464
Total operating expenses	463,369	433,346	382,788

Operating earnings	72,744	61,622	48,666

Other income and expenses
Interest expense	10,998	11,133	12,132
Other, net	(341)	(287)	(647)
Total other income and expenses	10,657	10,846	11,485

Earnings before income taxes and discontinued operations	62,087	50,776	37,181
Income taxes	25,130	18,265	13,013
Earnings from continuing operations	36,957	32,511	24,168
Earnings from discontinued operations, net of taxes	1,838	1,795	992
Net earnings	$38,795	$34,306	$25,160

Basic earnings per share:
Earnings from continuing operations	$1.71	$1.53	$1.15
Earnings from discontinued operations	0.09	0.08	0.05
Net earnings	$1.80	$1.61	$1.20

Diluted earnings per share:
Earnings from continuing operations	$1.70	$1.50	$1.13
Earnings from discontinued operations	0.08	0.08	0.05
Net earnings	$1.78	$1.58	$1.18

Weighted average shares outstanding:
Basic	21,516	21,275	20,913
Diluted	21,802	21,668	21,408

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Shares Outstanding	Common Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance - March 26, 2006	21,023	$123,256	$ (2,873)	$ (276)	$ 25,310	$145,417

Reclassification of deferred stock- based compensation upon adoption of SFAS 123(R)	-	(2,873)	2,873	-	-	-

Comprehensive income, net of tax:
Net earnings	-	-	-	-	25,160	25,160
Minimum pension liability adjustment, net of taxes of $78	-	-	-	89	-	89
Total comprehensive income	-	-	-	-	-	25,249

Adjustment to initially apply SFAS No. 158, net of taxes of $169	-	-	-	313	-	313
Dividends - $.20 per share	-	-	-	-	(4,302)	(4,302)
Stock-based employee compensation	-	1,918	-	-	-	1,918
Issuances of common stock and related tax benefit on stock option exercises	430	4,110	-	-	-	4,110
Issuances of restricted stock and related income tax benefits	268	415	-	-	-	415
Cancellations of restricted stock	(63)	(379)	-	-	-	(379)

Balance - March 31, 2007	21,658	126,447	-	126	46,168	172,741

Adjustment to initially apply FIN 48	-	-	-	-	967	967

Comprehensive income, net of tax:
Net earnings	-	-	-	-	34,306	34,306
Pension liability adjustment, net of taxes of $770	-	-	-	(1,268)	-	(1,268)
Total comprehensive income	-	-	-	-	-	33,038

Dividends - $.20 per share	-	-	-	-	(4,371)	(4,371)
Stock-based employee compensation	-	3,018	-	-	-	3,018
Issuances of common stock and related tax benefit on stock option exercises	118	1,573	-	-	-	1,573
Issuances of restricted stock and related income tax benefits	178	783	-	-	-	783
Cancellations of restricted stock	(45)	(1,103)	-	-	-	(1,103)

Balance - March 29, 2008	21,909	130,718	-	(1,142)	77,070	206,646

Effects of changing the pension plans' measurement date pursuant to SFAS No. 158, net of taxes	-	-	-	(55)	(275)	(330)

Comprehensive income, net of tax:
Net earnings	-	-	-	-	38,795	38,795
Pension liability adjustment, net of taxes of $8,029	-	-	-	(12,671)	-	(12,671)
Change in fair value of interest rate swap, net of taxes of $179	-	-	-	(283)	-	(283)
Total comprehensive income	-	-	-	-	-	25,841

Dividends - $.20 per share	-	-	-	-	(4,428)	(4,428)
Stock-based employee compensation	-	4,879	-	-	-	4,879
Issuances of common stock and related tax benefit on stock option exercises	158	2,034	-	-	-	2,034
Issuances of restricted stock and related income tax benefits	232	777	-	-	-	777
Cancellations of restricted stock	(86)	(1,050)	-	-	-	(1,050)

Balance - March 28, 2009	22,213	$137,358	$ -	$ (14,151)	$ 111,162	$234,369

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Cash flows from operating activities
Net earnings	$38,795	$34,306	$25,160
Earnings from discontinued operations	(1,838)	(1,795)	(992)
Earnings from continuing operations	36,957	32,511	24,168
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Provision for asset impairments and exit costs	-	-	4,464
Depreciation and amortization	28,919	24,421	21,166
Postretirement benefits expense	1,559	2,195	2,260
Deferred taxes on income	18,143	18,227	12,774
Stock-based compensation expense	4,878	3,013	1,906
Excess tax benefit on stock compensation	(2,099)	-	-
Loss (gain) on disposal of assets	105	15	(257)
Change in operating assets and liabilities:
Accounts receivable	3,294	(16,866)	(1,510)
Inventories	4,130	(117)	(5,479)
Prepaid expenses and other assets	(1,190)	(4,376)	(571)
Accounts payable	(3,296)	13,917	(305)
Accrued payroll and benefits	481	1,603	5,115
Postretirement benefits payments	(4,279)	(7,339)	(3,695)
Other accrued expenses and other liabilities	(6,680)	573	(1,442)
Net cash provided by operating activities	80,922	67,777	58,594

Cash flows from investing activities
Purchases of property and equipment	(57,249)	(40,076)	(26,734)
Net proceeds from the sale of assets	422	58	2,573
Acquisitions, net of cash acquired	(103,386)	(49,145)	(53,773)
Proceeds from business divestitures	414	1,266	-
Other	63	(49)	295
Net cash used in investing activities	(159,736)	(87,946)	(77,639)

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Cash flows from financing activities
Net proceeds from (payments on) revolving credit facility	$64,940	$(76,819)	$23,884
Proceeds from long-term borrowings	-	110,000	-
Repayment of long-term borrowings	(11,437)	(3,830)	(2,330)
Financing fees paid	-	(3,775)	(90)
Excess tax benefit on stock compensation	2,099	-	-
Proceeds from exercise of stock options	1,380	735	3,208
Dividends paid	(4,428)	(4,371)	(4,302)
Net cash provided by financing activities	52,554	21,940	20,370

Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(885)	3,287	1,576
Net cash provided by investing activities	13,797	2,746	1,507
Net cash provided by discontinued operations	12,912	6,033	3,083

Net (decrease) increase in cash and cash equivalents	(13,348)	7,804	4,408
Cash and cash equivalents at beginning of year	19,867	12,063	7,655
Cash and cash equivalents at end of year	$6,519	$19,867	$12,063

Supplemental Cash Flow Information:
Cash paid for interest	$9,965	$9,765	$12,259
Cash paid for income taxes	$6,610	$2,100	$595

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

Fiscal Year: Spartan Stores' fiscal year ends on the last Saturday of March. The fiscal years ended March 28, 2009 and March 29, 2008 consisted of 52 weeks. The fiscal year ended March 31, 2007 consisted of 53 weeks.

Revenue Recognition: The Retail segment recognizes revenues from the sale of products at the point of sale. Customer returns are immaterial. Discounts provided to customers by Spartan Stores at the time of sale are recognized as a reduction in sales as the products are sold. Spartan Stores does not recognize a sale when it sells gift cards and gift certificates, rather, a sale is recognized when the gift card or gift certificate is redeemed to purchase product. The Distribution segment recognizes revenues when products are delivered or ancillary services are provided. Sales and excise taxes are excluded from revenue.

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

Fair Value of Financial Instruments: Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value at March 28, 2009 and March 29, 2008 because of the short-term nature of these financial instruments. The estimated fair value of debt is based on interest rate quotes for instruments with similar terms and remaining maturities. At March 28, 2009, and March 29, 2008 the estimated fair value of long-term debt, including current maturities, was lower than book value by approximately $35.5 million and $23.5 million, respectively. The estimated fair values were based on market quotes for similar instruments.

SFAS 157, "Fair Value Measurements," defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 prioritizes the inputs to valuation techniques used to measure fair value into the following hierarchy:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3: Unobservable inputs for the asset or liability, reflecting the reporting entity's own assumptions about the assumptions that market participants would use in pricing.

At March 28, 2009, the fair value liability of the interest rate swap agreement was $0.5 million and is included in the accompanying Consolidated Balance Sheet. This fair value measurement is classified within Level 2 of the hierarchy as significant observable market inputs are readily available as the basis of the fair value measurement.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable: Accounts receivable are shown net of allowances for credit losses of $1.8 million in fiscal 2009 and $2.6 million in fiscal 2008. Spartan Stores evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors. Operating results include bad debt expense of $0.8 million, $0.1 million, and $0.2 million for fiscal years 2009, 2008 and 2007, respectively.

Inventory Valuation: Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. If replacement cost had been used, inventories would have been $46.8 million and $45.4 million higher at March 28, 2009 and March 29, 2008, respectively. During fiscal years 2009, 2008 and 2007, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in fiscal years 2009, 2008 and 2007 by $2.9 million, $1.3 million and $2.0 million, respectively. Spartan Stores utilizes the retail inventory method to value inventory for the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories.

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

Property and Equipment Held for Sale: Property and equipment held for sale as of March 29, 2008 consisted of land, buildings and equipment that Spartan Stores expected to sell within 12 months, substantially all of which related to The Pharm stores closed and sold in fiscal 2009 (see Note 4).

Goodwill: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed for impairment during the fourth quarter of each year, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a discounted cash flow model and comparable market values of each reporting segment.

Other Assets: Included in Other assets are intangible assets and debt issuance costs. Intangible assets primarily consist of trade name, favorable lease agreements, prescription lists, non-compete agreements, liquor licenses and franchise fees. Favorable leases are amortized on a straight-line basis over the related lease terms. Prescription lists are amortized on a straight-line basis over the period of expected benefit. Non-compete agreements are amortized on a straight-line basis over the length of the agreements. Franchise fees are amortized on a straight-line basis over the term of the franchise agreement. Debt issuance costs are amortized over the term of the related financing agreement. The trade name and liquor licenses are not amortized as they have indefinite lives.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Losses) gains on the disposal of property and equipment totaled $(0.1) million, $(0.1) million and $0.3 million in fiscal years 2009, 2008 and 2007, respectively. Gains and losses on the disposal of property and equipment is included in "Selling, general and administrative expenses" and "Other, net" in the Consolidated Statements of Earnings.

Insurance Reserves: Spartan Stores is primarily self-insured for workers' compensation and general liability costs. Losses are recorded when reported and consist of individual case estimates. Incurred but not reported losses are actuarially estimated based on available historical information. Also included is a provision for losses related to reinsurance policies that insure the run-off of retained risk associated with the discontinued Insurance segment. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. Our exposure for workers' compensation and general liability is $0.5 million per claim.

A summary of changes in Spartan Stores' self-insurance liability is as follows:
(In thousands)	March 28, 2009	March 29, 2008	March 31, 2007

Beginning balance	$6,979	$8,082	$8,782
Expense	2,214	2,187	2,290
Claim payments	(5,345)	(3,290)	(2,990)
Ending balance	3,848	6,979	8,082

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

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:
(In thousands, except per share amounts)	March 28, 2009	March 29, 2008	March 31, 2007
Numerator:
Earnings from continuing operations	$36,957	$32,511	$24,168
Denominator:
Weighted average shares outstanding - basic	21,516	21,275	20,913
Effect of dilutive options and restricted shares outstanding	286	393	495
Weighted average shares outstanding - diluted	21,802	21,668	21,408
Basic earnings per share from continuing operations	$1.71	$1.53	$1.15
Diluted earnings per share from continuing operations	$1.70	$1.50	$1.13

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings per share calculations because they were antidilutive were 307,014 in fiscal 2009, 84,824 in fiscal 2008, and 7,058 in fiscal 2007. Weighted average nonvested restricted shares outstanding that were not included in the earnings per share calculations because they were antidilutive amounted to 124,791 shares in fiscal 2009. There were no antidilutive

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

nonvested restricted share awards that were not included in the earnings per share calculations in fiscal 2008 and fiscal 2007.

The senior subordinated convertible notes due 2027 will be convertible at the option of the holder, only upon the occurrence of certain events, at an initial conversion rate of 28.0310 shares of Spartan Stores common stock per $1,000 principal amount at maturity of the notes (equal to an initial conversion price of approximately $35.67 per share). Upon conversion, Spartan Stores will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in shares of Spartan Stores common stock - unless Spartan Stores elects to satisfy its obligation under such conversion by delivering only shares of common stock. Therefore, the notes are not currently dilutive to earnings per share as they are only dilutive above the accreted value. (See Note 6.)

Stock-Based Compensation: Effective March 26, 2006, Spartan Stores adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," using the modified prospective transition method. SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. We determine the fair value of such awards using the Black-Scholes option-pricing model, which incorporates certain assumptions - such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options - in order to arrive at a fair value estimate, as described in Note 12.

Shareholders' Equity: Spartan Stores' restated articles of incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the board of directors. At March 28, 2009, there were no shares of preferred stock outstanding.

Comprehensive Income: Comprehensive income is net earnings adjusted for the net loss on the interest rate swap agreement and the minimum pension liability, net of applicable income taxes.
(In thousands)	Interest Rate Swap Liability	Minimum Pension Liability	Accumulated Other Comprehensive Income (Loss)

Balance at March 26, 2006	$-	$(276)	$(276)
Other comprehensive income		89	89
Adjustment to initially apply SFAS 158		313	313
Balance March 31, 2007	-	126	126
Other comprehensive loss		(1,268)	(1,268)
Balance March 29, 2008	-	(1,142)	(1,142)
Other comprehensive loss	(283)	(12,671)	(12,954)
Adjustment to apply the measurement date provisions of SFAS 158	-	(55)	(55)
Balance March 28, 2009	$(283)	$(13,868)	$(14,151)

Advertising Costs: Spartan Stores' advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $12.4 million in fiscal 2009, $10.6 million in fiscal 2008 and $9.2 million in fiscal 2007.

Recently Issued Accounting Standards: In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied prospectively. FIN 48 became effective at the beginning of fiscal year 2008, and the adoption of FIN 48 increased

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retained earnings by approximately $1.0 million as of the beginning of fiscal year 2008. The adoption of FIN 48 and its effects are more fully described in Note 11 to the consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)" (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 was effective at the beginning of the fiscal 2008 first quarter. An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority as a result of this consensus. Amounts collected from members, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. Spartan Stores has no intention of modifying this accounting policy; therefore, the adoption of EITF 06-03 did not have any effect on Spartan Stores' financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 became effective at the beginning of fiscal year 2009, except as provided in FASB Staff Position (FSP) No. FAS 157-2. The provisions of the Statement are to be applied prospectively, except for limited retrospective application permitted for certain items. The adoption of SFAS 157 did not have a material impact on Spartan Stores' financial statements. In February 2007, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Spartan Stores is currently evaluating the impact, if any, that FSP No. FAS 157-2 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 required that the funded status of defined benefit postretirement plans be recognized as an asset or liability in the consolidated balance sheet and to recognize changes in funded status through comprehensive income as of March 31, 2007. Effective March 31, 2007, Spartan Stores' adopted these provisions of SFAS No. 158. The impact of adopting SFAS No. 158 on Spartan Stores' financial condition at March 31, 2007 has been included in the accompanying consolidated financial statements. Adoption of SFAS No. 158 resulted in an increase of $0.3 million to Shareholders' Equity. SFAS 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with the fiscal year ending March 28, 2009. Spartan Stores adopted the measurement date provisions of SFAS 158 on March 30, 2008, the first day of fiscal year 2009, and recorded the cumulative effect of adopting these provisions by decreasing shareholders' equity by $0.3 million.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141R), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R will become effective at the beginning of fiscal year 2010, and must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal year 2010. The impact of adopting SFAS 141R will be dependent on the future business combinations that Spartan Stores' may pursue after its effective date.

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," that changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP No. APB 14-1 will require us to recognize non-cash interest expense on our $110 million convertible senior notes based on the market rate for similar debt instruments without the conversion feature. FSP No. ABP 14-1 will be effective at the beginning of fiscal year 2010 and must be applied on a retrospective basis. Upon adoption on March 29, 2009, Spartan Stores expects to retroactively record additional non-cash interest expense of approximately $3.2 million and $2.7 million, pre-tax, for fiscal years 2009 and 2008, respectively. We also expect to retroactively record an

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increase in shareholders' equity of $17.1 million, net of deferred taxes, and a decrease in long-term debt of $27.6 million.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 is effective beginning March 29, 2009. Spartan Stores does not expect SFAS 161 to have a material impact on the consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share pursuant to the two-class method described in FASB Statement No. 128, "Earnings Per Share." FSP EITF 03-6-1 will be effective at the beginning of fiscal year 2010 and must be applied on a retrospective basis. Spartan Stores expects that basic earnings per share will decrease by $0.05, $0.04 and $0.03 for fiscal years 2009, 2008 and 2007, respectively, and dilutive earnings per share will decrease by $0.04, $0.02 and $0.02 for fiscal years 2009, 2008 and 2007, respectively.

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

Note 2
Acquisitions of Assets

VG's Food Center, Inc.

On December 29, 2008, Spartan Stores acquired certain assets and assumed certain liabilities related to VG's Food Center, Inc. and VG's Pharmacy, Inc. (collectively, "VG's"). The results of operations of the VG's acquisition are included in the accompanying consolidated financial statements from the date of acquisition. VG's was a privately-held operator of 17 retail grocery stores based in Eastern Michigan. Prior to the acquisition, VG's was a customer of Spartan Stores' Distribution segment. The cash purchase price paid to VG's was $85.0 million plus $16.7 million for inventories and cash acquired. Spartan Stores acquired the store locations and operations of VG's in an effort to establish its retail presence in Eastern Michigan. The purchased assets included inventories, prescription files, trade names, leasehold improvements, equipment and licenses. Spartan Stores assumed VG's lease obligations for the 17 stores.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are estimates as of March 28, 2009 based on a combination of third-party valuations and internal analyses and will be further adjusted during the allocation period as defined in SFAS 141, which is usually within one year of the date of the acquisition. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of property and equipment, other intangible assets, capital lease obligations and goodwill.
(In thousands)	December 29, 2008

Current assets, less cash acquired	$16,253
Goodwill	67,366
Trade name	23,690
Favorable leases	269
Customer lists	4,007
Other intangible assets	602
Property and equipment	25,359
Total assets acquired	137,546

Current liabilities	325
Capital lease obligations	11,476
Exit cost reserves	15,146
Other long-term liabilities	6,983
Total liabilities assumed	33,930
Net assets acquired	103,616
Reconciliation to purchase price paid to VG's:
Cash acquired	304
Direct costs of the acquisition	(2,218)
Total purchase price paid to VG's	$101,702

Goodwill of $43.5 million and $23.9 million was assigned to the Retail and Distribution segments, respectively, based upon the expected benefits to be derived from the business combination. Goodwill of $67.4 million is expected to be deductible for tax purposes.

Amortizable intangible assets acquired consisted of favorable leases and customer lists and amounted to $0.3 million and $4.0 million, respectively. The weighted average amortization period is 12 years for favorable leases and 7 years for customer lists. Other intangible assets acquired include trade name valued at $23.7 million and licenses for the sale of alcoholic beverages valued at $0.6 million. The trade name and licenses have indefinite lives and are not amortized.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.
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

Other

During the fourth quarter of fiscal 2008, Spartan Stores acquired certain assets and assumed certain liabilities of two retail stores in separate transactions for a total purchase price of $2.6 million. The stores were closed upon acquisition. One store was razed and a new store constructed. The other store was expanded and re-opened in the fourth quarter of fiscal 2009. The acquisitions were made to increase market share. Goodwill of $2.3 million and $0.6 million was assigned to the Retail segment and Distribution segment, respectively, all of which is expected to be deductible for tax purposes.

During the third quarter of fiscal 2007, Spartan Stores acquired certain equipment at five closed grocery stores from Carter's, Inc. in a Chapter 7 federal bankruptcy liquidation proceeding. Store lease obligations were assumed for two of the store locations. The stores will remain closed. The acquisition was made to increase market share of existing retail stores. Spartan Stores also acquired certain operating assets and assumed certain liabilities of a subsidiary of PrairieStone Pharmacy, LLC that were used in the operations of in-store pharmacies in 12 of Spartan Stores' retail supermarkets. The acquisition was made to allow Spartan Stores to better coordinate in-store operations and improve its overall customer service at these locations. For the two acquisitions, Spartan Stores paid a cash purchase price of $5.4 million. The funds used for the transactions were drawn under Spartan Stores' existing bank credit facilities. The estimated fair value of assets acquired consisted of $1.6 million for inventory, $0.9 million for equipment, $2.9 million for customer lists and $1.1 million for goodwill and liabilities assumed consisted of $0.3 million for capital lease obligations, $0.6 million for closed store lease obligations and $0.2 million for accrued expenses. Goodwill of $1.0 million and $0.1 million was assigned to the Retail and Distribution segments, respectively, based upon the expected benefits to be derived from the business combination. Goodwill of $1.1

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million is expected to be deductible for tax purposes. Additionally, $0.2 million in costs directly related to the acquisitions have been included in goodwill.

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

Changes in the carrying amount of goodwill were as follows:
(In thousands)	Retail	Distribution	Total

Balance at April 1, 2007	$89,181	$53,707	$142,888
Felpausch acquisition (Note 2)	29,057	13,987	43,044
Other acquisitions	2,313	582	2,895
Store sales	(428)	-	(428)
Other (Note 5)	(1,868)	-	(1,868)
Balance at March 29, 2008	118,255	68,276	186,531
VG's acquisition (Note 2)	43,514	23,852	67,366
Other (Note 5)	(4,594)	-	(4,594)
Balance at March 28, 2009	$157,175	$92,128	$249,303

The following table reflects the components of amortized intangible assets, included in "Other, net" on the Consolidated Balance Sheets:
(In thousands)	March 28, 2009		March 29, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$3,769	$1,976	$3,749	$1,574
Favorable leases	5,844	2,205	6,217	2,234
Customer lists	9,744	1,863	6,439	1,024
Franchise fees and other	535	110	475	72
Total	$19,892	$6,154	$16,880	$4,904

The weighted average amortization period for amortizable intangible assets is as follows:
Non-compete agreements	9.3 years
Favorable leases	12.4 years
Customer lists	7.2 years
Franchise fees and other	12.3 years
Total	8.7 years

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for intangible assets was $1.9 million, $1.8 million and $0.9 million for fiscal years 2009, 2008 and 2007, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:
(In thousands)	Fiscal Year	Amortization Expense
	2010	$2,214
	2011	2,167
	2012	2,040
	2013	2,039
	2014	1,845

Indefinite-lived intangible assets that are not amortized consist primarily of a trade name and licenses for the sale of alcoholic beverages and amounted to $26.7 million and $2.3 million as of March 28, 2009 and March 29, 2008.

Note 4
Discontinued Operations

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

During the fourth quarter of fiscal year 2008, Spartan Stores approved a plan to close the remaining 14 The Pharm stores and sell the prescription files. In the first quarter of fiscal 2009, Spartan Stores completed the closure and disposition of the prescription files of 13 of the 14 remaining The Pharm stores, allowing Spartan Stores to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. In the second quarter of fiscal 2009, the closure and disposition of the prescription file of the last remaining store was completed. Total net cash proceeds of $13.8 million were received during the current fiscal year. Asset impairment charges and exit costs of $5.6 million were also recognized (Note 5).

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:
(In thousands)	March 28, 2009	March 29, 2008	March 31, 2007

(Loss) earnings from discontinued operations (net of taxes of ($4,204), ($90) and $444)	$(6,380)	$(93)	$992
Gain on disposal of discontinued operations (net of taxes of $5,415 and $1,027)	8,218	1,888	-
Total earnings from discontinued operations	$1,838	$1,795	$992

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of discontinued operations for fiscal years 2009, 2008 and 2007 were $22.3 million, $139.2 million and $164.2 million, respectively. Significant assets and liabilities of discontinued operations are as follows:
(In thousands)	March 28, 2009	March 29, 2008

Current assets	$169	$18,523
Property, net	5,627	6,607
Other long-term assets	36	381
Current liabilities	4,256	14,173
Long-term liabilities	2,342	1,569

Note 5
Asset Impairments and Exit Costs

In fiscal 2009, the Retail segment recorded exit costs of $4.6 million related to the closure of The Pharm stores (Note 4) for store lease obligations of $1.9 million, an estimated partial withdrawal liability from a multi-employer pension plan of $2.3 million and severance of $0.4 million. In addition, asset impairment charges of $1.0 million were recorded for unsold assets.

In fiscal 2009, exit costs were reduced by $4.4 million for changes in estimated future sublease recoveries in excess of previous estimates. Goodwill was reduced as a result of these changes in estimates as the initial charges were established in the purchase price allocations for previous acquisitions.

In fiscal 2008, the Retail segment recorded exit costs of $11.3 million in the purchase price allocation of the Felpausch acquisition (Note 2) for acquired stores that management planned to or had closed. These exit costs were reduced by $1.9 million for changes in estimated future sublease recoveries in excess of previous estimates. Goodwill was reduced as a result of this change in estimate as the initial charges were established in the purchase price allocation for previous acquisitions.

The Retail segment recognized charges of $0.4 million for asset impairment costs and $4.1 million for lease and related ancillary costs in the first quarter of fiscal 2007 related to the closure of two Family Fare Supermarkets stores and moving the central bakery operation into individual retail stores. Neither of the closed stores was acquired in the acquisition of D&W. The restructuring was based on Spartan Stores' comprehensive review of retail grocery store capacity in its markets following the completion of the acquisition of 16 D&W supermarkets, its desire to move the production of bakery products closer to the consumer, and the economics of its central bakery operation.

The exit costs include severance benefits and the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the activity of exit costs for our Retail segment for fiscal years 2009, 2008 and 2007. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in Current liabilities and "Exit costs" in Long-term liabilities based on when the obligations are expected to be paid.
(In thousands)	Lease and Ancillary Costs

Balance at March 26, 2006	$15,317
Exit costs assumed in acquisition of D&W (see Note 2)	19,231
Exit costs assumed in Carter's acquisition (see Note 2)	552
Provision for lease and related ancillary costs, net of estimated sublease recoveries	4,050
Payments, net of interest accretion	(6,447)
Balance at March 31, 2007	32,703
Exit costs assumed in Felpausch acquisition (see Note 2)	11,305
Change in estimates	(1,868)
Payments, net of interest accretion	(6,013)
Balance at March 29, 2008	36,127
Exit costs related to disposition of The Pharm stores	4,562
Exit costs assumed in VG's acquisition (see Note 2)	15,146
Changes in estimates	(4,392)
Payments, net of interest accretion	(6,898)
Balance at March 28, 2009	$44,545

Note 6
Long-Term Debt

Spartan Stores' long-term debt consists of the following:
(In thousands)	March 28, 2009	March 29, 2008

Senior secured revolving credit facility, due December 2012	$64,940	$-
Convertible subordinated notes, 3.375% due May 2027	110,000	110,000
Capital lease obligations (Note 9)	44,033	35,815
Other, 7.00% - 9.25%, due fiscal 2012 - 2021	645	8,633
	219,618	154,448
Less current portion	3,932	10,874
Total long-term debt	$215,686	$143,574

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include a minimum fixed charge coverage ratio and maximum capital expenditures, as defined in the credit agreement. These covenants are not effective as long as Spartan Stores maintains minimum excess availability levels of $25.0 million with respect to the minimum fixed charge coverage ratio and $20 million with respect to maximum capital expenditures. Spartan Stores had available borrowings of $100.0 million at March 28, 2009 and excess availability of $110.0 million. Payment of dividends and repurchases of outstanding shares are permitted up to a total of $15.0 million per year, provided that excess availability of $20.0 million is maintained. The credit facility provides for the issuance of letters of credit of which $4.3 million were outstanding and unused as of March 28, 2009. Borrowings under the revolving credit portion of the facility bear interest at LIBOR plus 1.25% or the prime rate (weighted average interest rate of 3.01% at March 28, 2009 including the effect of the interest rate swap (see Note 7)).

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon conversion by the holder, the notes convert at an initial conversion rate of 28.0310 shares of Spartan Stores common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $35.67 per share), subject to adjustments upon certain events. Upon a surrender of notes for conversion, Spartan Stores will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and the total conversion obligation, and shares of Spartan Stores common stock in respect of the remainder, if any, of the conversion obligation - unless Spartan Stores has elected to satisfy its obligation under such conversion by delivering only shares of common stock. For the fiscal year ended March 28, 2009, the notes had no impact on diluted earnings per share because the average stock price during the period was below $35.67 per share, and the notes, if converted, would require only cash at settlement.

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

The weighted average interest rates including loan fee amortization for fiscal 2009, 2008 and fiscal 2007 were 5.53%, 6.71% and 9.73%, respectively.

At March 28, 2009, long-term debt was due as follows:
(In thousands)	Fiscal Year
	2010	$3,932
	2011	4,051
	2012	4,225
	2013	69,031
	2014	3,256
	Thereafter	135,123
		$219,618

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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores' senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.77% at March 28, 2009) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012. The interest rate swap agreement is reflected in the Consolidated Balance Sheets at fair value and the related gain or loss on the contract is deferred in shareholders' equity as a component of other comprehensive income. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income; however, to the extent that the swap is not considered to be effective in accordance with SFAS No. 133, any changes in fair value relating to the ineffective portion of the swap is immediately recognized in income. There was no impact on earnings in fiscal 2009 as the cash flow hedge is highly effective and, assuming the swap agreement continues to qualify as a hedge on the related debt, Spartan Stores expects no material impact on earnings in the next twelve months.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8
Commitments and Contingencies

Spartan Stores subleases property at certain locations and received rental income of $1.8 million in fiscal 2009. In the event of the customer's default, Spartan would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 9.

Unions represent approximately 8% of Spartan Stores' associates. Contracts covering 161 and 635 distribution center and transportation associates expire in April 2010 and October 2011, respectively.

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

Rental expense, net of sublease income, under operating leases consisted of the following:

(In thousands)	2009	2008	2007

Minimum rentals	$30,665	$29,083	$25,530
Contingent payments	1,063	1,056	870
Sublease income	(1,816)	(1,609)	(1,409)
	$29,912	$28,530	$24,991

Total future lease commitments of Spartan Stores under capital and operating leases in effect at March 28, 2009 are as follows:

(In thousands)	Capital	Operating
Fiscal Year	Used in Operations	Used in Operations	Subleased to Others	Total

2010	$7,351	$31,549	$1,140	$32,689
2011	7,156	28,200	973	29,173
2012	7,091	23,319	890	24,209
2013	6,590	19,418	665	20,083
2014	5,480	15,104	394	15,498
Thereafter	33,329	51,808	480	52,288

Total	66,997	$169,398	$4,542	$173,940
Interest	(22,964)
Present value of minimum lease obligations	44,033
Current portion	3,793
Long-term obligations	$40,240

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for property under capital leases was $3.2 million, $2.5 million and $1.7 million in fiscal years 2009, 2008 and 2007, respectively.

Assets held under capital leases consisted of the following:
(In thousands)	March 28, 2009	March 29, 2008

Buildings and improvements	$39,436	$28,970
Equipment	4,096	4,163
	43,532	33,133
Less accumulated depreciation	9,636	6,420
Net property	$33,896	$26,713

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

Owned assets, included in property and equipment, which are leased to others are as follows:
(In thousands)	March 28, 2009	March 29, 2008

Land and improvements	$1,172	$1,644
Buildings	5,617	5,527
	6,789	7,171
Less accumulated depreciation	3,653	3,220
Net property	$3,136	$3,951

Future minimum rentals to be received under operating leases in effect at March 28, 2009 are as follows:

(In thousands)
Fiscal Year	Owned Property	Leased Property	Total

2010	$1,224	$1,607	$2,831
2011	1,005	1,420	2,425
2012	639	1,021	1,660
2013	479	705	1,184
2014	390	418	808
Thereafter	1,555	509	2,064
Total	$5,292	$5,680	$10,972

Note 10
Associate Retirement Plans

Spartan Stores' retirement programs include pension plans providing non-contributory benefits and salary reduction defined contribution plans providing contributory benefits. Substantially all of Spartan Stores' associates not covered by collective bargaining agreements are covered by either a non-contributory cash balance pension plan

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Matching contributions made by Spartan Stores to salary reduction defined contribution plans totaled $2.9 million, $2.4 million and $2.0 million in fiscal years 2009, 2008 and 2007, respectively.

In addition to the plans described above, Spartan Stores participates in several multi-employer and other defined contribution plans for substantially all associates covered by collective bargaining agreements. The expense for these plans totaled approximately $7.4 million in fiscal 2009, $7.7 million in fiscal 2008 and $6.6 million in fiscal 2007.

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

Deteriorating conditions in the global financial markets led to a substantial reduction in the fair value of Spartan Stores' pension plan assets during fiscal 2009. Upon remeasurement of the Company's pension plan benefit obligations as of March 28, 2009, the benefit obligations exceeded the plan assets, resulting in an underfunded status, and eliminating the previously reported prepaid benefit cost.

The following tables set forth the change in benefit obligation, change in plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for Spartan Stores' pension and postretirement benefit plans. The accrued benefit costs are reported in Postretirement benefits in the Consolidated Balance Sheets. The measurement date was December 31 for fiscal 2008 and 2007. In accordance with SFAS 158, in fiscal 2009 Spartan Stores changed its measurement date to coincide with its fiscal year end. Spartan Stores adopted the measurement date provisions of SFAS 158 on March 30, 2008, the first day of fiscal year 2009, and recorded the cumulative effect of adopting these provisions by decreasing shareholders' equity by $0.3 million.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages)	Pension Benefits		SERP Benefits		Postretirement Benefits
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Change in benefit obligation
Benefit obligation at beginning of year	$53,069	$49,928	$728	$643	$6,089	$7,133
Service cost	2,660	3,532	52	53	168	211
Interest cost	3,189	2,733	43	35	370	401
Plan amendments	568	-	6	-	-	88
Actuarial (gain) loss	(2,427)	1,884	138	57	10	(941)
Benefits paid	(3,569)	(5,008)	(59)	(60)	(272)	(803)
Adjustment for change in measurement date	287	-	9	-	66	-

Benefit obligation at measurement date	$53,777	$53,069	$917	$728	$6,431	$6,089

Change in plan assets
Plan assets at fair value at beginning of year	$53,937	$48,058	$-	$-	$-	$-
Actual return on plan assets	(16,091)	3,182	-	-	-	-
Actuarial loss	-	-	-	-	539	-
Company contributions	3,343	7,705	59	60	272	803
Benefits paid	(3,569)	(5,008)	(59)	(60)	(817)	(803)
Adjustment for change in measurement date	(551)	-	-	-	6	-

Plan assets at fair value at measurement date	$37,069	$53,937	$-	$-	$-	$-

Funded (unfunded) status	$(16,708)	$868	$(917)	$(728)	$(6,431)	$(6,089)
Contributions during fourth quarter	-	625	-	13	-	-
Net amount recognized in financial position	$(16,708)	$1,493	$(917)	$(715)	$(6,431)	$(6,089)

Components of net amount recognized in financial position:
Noncurrent assets	$-	$1,493	$-	$-	$-	$-
Current liabilities	-	-	(212)	(69)	(328)	(320)
Noncurrent liabilities	(16,708)	-	(705)	(646)	(6,103)	(5,769)
	$(16,708)	$1,493	$(917)	$(715)	$(6,431)	$(6,089)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$26,869	$8,226	$515	$422	$903	$355
Prior service credit	(5,089)	(6,521)	(7)	(14)	(557)	(624)
	$21,780	$1,705	$508	$408	$346	$(269)

Weighted average assumptions at Measurement date
Discount rate	7.00%	6.25%	7.00%	6.25%	7.00%	6.25%
Expected return on plan assets	8.25%	8.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

Under SFAS No. 158, the benefit obligation for pension plans is measured as the projected benefit obligation; the benefit obligation for postretirement benefit plans is measured as the accumulated benefit obligation. The accumulated benefit obligation for both of the defined benefit plans was $53.3 million and $52.1 million at March 28, 2009 and December 31, 2008, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit cost
(In thousands)	Pension Benefits			SERP
	March 28, 2009	March 29, 2008	March 31, 2007	March 28, 2009	March 29, 2008	March 31, 2007
Service cost	$2,660	$3,532	$3,084	$52	$53	$45
Interest cost	3,190	2,733	2,438	43	35	35
Expected return on plan assets	(4,330)	(3,732)	(3,207)	-	-	-
Amortization of prior service cost	(690)	(690)	(690)	(1)	(1)	(1)
Recognized actuarial net loss	346	290	310	36	27	27
Net periodic benefit cost	$1,176	$2,133	$1,935	$130	$114	$106

	Postretirement Benefits
	March 28, 2009	March 29, 2008	March 31, 2007
Service cost	$168	$211	$224
Interest cost	371	401	409
Amortization of prior service cost	(54)	(64)	(63)
Recognized actuarial net loss	-	39	66
Net periodic benefit cost	$485	$587	$636

The net actuarial loss, prior service cost and transition obligation included in "Accumulated Other Comprehensive Income" and expected to be recognized in net periodic benefit cost during fiscal year 2010 are as follows:
(In thousands)	Pension Benefits	SERP Benefits	Postretirement Benefits
Net actuarial loss	$658	$43	$20
Prior service credit	(637)	-	(54)
	$21	$43	$(34)

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses are amortized over the average remaining service life of active participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets.

Spartan Stores has assumed an average long-term expected return on pension plan assets of 8.25% as of March 28, 2009. The expected return assumption was modeled by third-party investment portfolio managers, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. The expected return was developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the plan assets. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. This overall return assumption is believed to be reasonable over a longer-term period that is consistent with the liabilities.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.50% for fiscal 2009, 10.00% for fiscal 2008 and 10.50% for fiscal 2007, decreasing .50% per year to 5.00%. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by 0.53% and the periodic postretirement benefit cost by 0.76%. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation by 0.47% and periodic postretirement benefit cost by 0.61%.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan assets

Plan assets are valued using quoted market prices when available.

Spartan Stores has an investment policy for the pension plan with a long-term asset allocation mix designed to meet the long-term retirement obligations. The asset allocation mix is reviewed annually and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes actual allocations as of March 28, 2009 and December 31, 2007:
		Plan Assets
	Target Range	March 28, 2009	December 31, 2007
Asset Category
Equity securities	55.0 - 75.0%	55.1%	62.9%
Fixed income	25.0 - 45.0	44.9	37.1
Total	100.0%	100.0%	100.0%

The investment policy emphasizes the following key objectives: (1) maintain the purchasing power of the current assets and all future contributions by producing positive real rates of return on plan assets; (2) maximize return within reasonable and prudent levels of risk in order to minimize contributions and (3) control costs of administering the plan and managing the investments.

No payments were required to be made in fiscal 2009 to meet the minimum funding requirements. However, Spartan Stores made a voluntary contribution of $3.3 million to move the plan closer to a fully funded status and reduce future pension expense. Spartan Stores is not required to make a contribution to its defined benefit pension plan in fiscal 2010 to meet minimum pension funding requirements; however, Spartan Stores will assess the prudence of making an additional voluntary contribution to the plan during the third quarter of fiscal 2010.

The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:
(In thousands)	Pension Benefits and SERP Benefits	Other Benefits

2010	$4,843	$327
2011	4,868	355
2012	5,289	388
2013	5,117	420
2014	5,892	438
2015 to 2019	32,209	2,630

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11
Taxes on Income

The income tax provision for continuing operations is summarized as follows:

(In thousands)	March 28, 2009	March 29, 2008	March 31, 2007

Currently payable:
Federal	$4,816	$3,080	$463
State	2,171	800	-
Total currently payable	6,987	3,880	463
Deferred:
Federal	15,259	14,385	12,550
State	2,884	-	-
Total deferred	18,143	14,385	12,550
Total	$25,130	$18,265	$13,013

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:
	2009	2008	2007

Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	5.3	1.0	-
Tax credits	(0.1)	(0.2)	(0.3)
Other	0.3	0.2	0.3
Effective income tax rate	40.5%	36.0%	35.0%

During fiscal 2008, the Michigan legislature enacted a new business income tax effective January 1, 2008, which replaced the former Michigan Single Business Tax ("MSBT") that was in effect through December 31, 2007. The new income tax, or Michigan Business Tax, is reported in Income taxes in the accompanying consolidated statements of earnings, whereas the former MSBT was included in Selling, general and administrative expenses.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities resulting from temporary differences as of March 28, 2009 and March 29, 2008 are as follows:
(In thousands)
	2009	2008
Deferred tax assets:
Employee benefits	$16,077	$8,082
Accounts receivable	704	916
Alternative Minimum Tax credit	-	1,103
Asset impairment and closed store reserves	1,833	2,309
Deferred revenue	853	893
State taxes	416	790
All other	2,597	2,413
Total deferred tax assets	22,480	16,506

Deferred tax liabilities:
Depreciation	22,049	14,176
Inventory	4,422	3,245
Goodwill	12,142	5,999
Convertible debt interest	4,036	1,599
All other	1,854	1,425
Total deferred tax liabilities	44,503	26,444

Net deferred tax liability	$(22,023)	$(9,938)

Spartan Stores adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) on April 1, 2007, the first day of fiscal year 2008. Spartan Stores recorded the cumulative effect of adopting FIN 48 by increasing shareholders' equity by $1.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
(In thousands)
	March 28, 2009	March 29, 2008
Balance at beginning of year	$618	$384
Gross increases - tax positions taken in prior years	7	365
Gross decreases - tax positions taken in prior years	(521)	(86)
Gross increases - tax positions taken in current year	725	-
Lapse of statute of limitations	(17)	(45)
Balance at end of year	$812	$618

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spartan Stores anticipates that $0.6 million of the unrecognized tax benefits will be settled prior to March 27, 2010. Spartan Stores recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Accrued interest and penalties are not material. As of March 28, 2009, the balance of unrecognized tax benefits included tax positions of $0.2 million that would reduce Spartan Stores' effective income tax rate if recognized in future periods.

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

Note 12
Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans covering 3,200,000 shares of Spartan Stores' common stock: the Spartan Stores, Inc. 2001 Stock Incentive Plan (the "2001 Plan") and the Spartan Stores, Inc. Stock Incentive Plan of 2005 (the "2005 Plan"). The plans provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. Holders of restricted stock and stock awards are entitled to participate in cash dividends and dividend equivalents. As of March 28, 2009, 87,350 shares remained unissued under the 2001 Plan, and 544,468 shares remained unissued under the 2005 Plan.

Stock option awards are generally granted with an exercise price equal to the market value of Spartan Stores common stock at the date of grant, vest and become exercisable in 25 percent increments over a four-year service period and have a maximum contractual term of 10 years. Upon a "Change in Control", as defined by the Plan, all outstanding options vest immediately. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is determined based upon a combination of historical volatility of Spartan Stores common stock and the expected volatilities of guideline companies that are comparable to Spartan Stores in most significant respects to reflect management's best estimate of Spartan Stores' future volatility over the option term. Due to certain events that are considered unusual and/or infrequent in nature, and that resulted in significant business changes during the limited historical exercise period, management does not believe that Spartan Stores' historical exercise data will provide a reasonable basis upon which to estimate the expected term of stock options. Therefore, the expected term of stock options granted is determined using the "simplified" method as described in SEC Staff Accounting Bulletins that uses the following formula: ((vesting term + original contract term)/2). The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, using U.S. constant maturities with remaining terms equal to the expected term. Expected dividend yield is based on historical dividend payments.

The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
	2009	2008	2007

Dividend yield	0.86% - 1.01%	0.70% - 0.89%	1.00% - 1.46%
Expected volatility	37.55% - 39.82%	32.84% - 34.51%	30.43% - 31.70%
Risk-free interest rate	2.25% - 3.28%	4.27% - 4.76%	4.58% - 5.11%
Expected life of option	6.25 years	6.25 years	6.25 years

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the three years ended March 28, 2009:

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value (In thousands)

Options outstanding at March 26, 2006	1,008,943	$8.01	6.41	$5,323
Granted	187,845	13.95
Exercised	(547,269)	8.30		4,953
Cancelled	(40,122)	10.68

Options outstanding at March 31, 2007	609,397	9.44	6.87	10,553
Granted	97,138	28.00
Exercised	(117,620)	6.24		2,370
Cancelled	(8,283)	9.92

Options outstanding at March 29, 2008	580,632	13.16	6.56	5,059
Granted	290,780	22.72
Exercised	(157,554)	8.94		2,302
Cancelled	(7,491)	17.79

Options outstanding at March 28, 2009	706,367	$17.99	7.20	$1,506

Options exercisable at March 31, 2007	265,832	$8.57	5.17	$4,833
Options exercisable at March 29, 2008	293,321	$8.85	4.94	$3,461
Options exercisable at March 28, 2009	244,111	$11.29	4.65	$1,329

Vested and expected to vest in the future at March 28, 2009	679,020	$17.80	7.12	$1,503

The weighted average grant-date fair value of stock options granted during fiscal years 2009, 2008 and 2007 was $8.90, $10.91 and $4.85, respectively. Cash received from option exercises was $1.4 million, $0.7 million and $3.2 million during fiscal years 2009, 2008 and 2007, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize information concerning options outstanding and options exercisable at March 28, 2009:
Options Outstanding
Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price

$2.29 - 13.00	161,974	4.33	$6.83
13.01 - 22.00	162,933	6.01	14.83
22.01 - 23.00	271,603	9.13	22.69
23.01 - 28.28	109,857	8.38	27.51
$2.29 - 28.28	706,367	7.20	$17.99

Options Exercisable
Exercise Prices	Options Exercisable	Weighted Average Exercise Price

$2.29 - 13.00	144,751	$6.27
13.01 - 22.00	75,194	15.55
22.01 - 23.00	750	22.31
23.01 - 28.28	23,416	28.28
$2.29 - 28.28	244,111	$11.29

Restricted shares awarded to employees vest ratably over a five-year service period. Awards granted to directors prior to May 10, 2006 vest 100 percent after three years and awards granted on or after May 10, 2006 vest in one-third increments over a three-year service period. Awards are subject to certain transfer restrictions and forfeiture prior to vesting. All shares fully vest upon a "Change in Control" as defined by the Plan. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the vesting period.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock activity for the three years ended March 28, 2009:

	Shares	Weighted Average Grant-Date Fair Value

Outstanding and nonvested at March 26, 2006	436,998	$7.83
Granted	268,677	13.96
Vested	(117,790)	6.92
Forfeited	(41,181)	10.09

Outstanding and nonvested at March 31, 2007	546,704	10.86
Granted	170,011	27.98
Vested	(132,789)	10.02
Forfeited	(3,836)	14.91

Outstanding and nonvested at March 29, 2008	580,090	16.04
Granted	217,783	23.03
Vested	(177,062)	13.67
Forfeited	(30,118)	20.01

Outstanding and nonvested at March 28, 2009	590,693	$19.12

The total fair value of shares vested during fiscal years 2009, 2008 and 2007 was $2.4 million, $1.3 million and $0.8 million, respectively.

Share-based compensation expense recognized and included in "Selling, general and administrative expenses" in the Consolidated Statements of Earnings and related tax benefits were as follows:
(In thousands)	2009	2008	2007

Stock options	$1,841	$821	$493
Restricted stock	3,037	2,192	1,413
Tax benefits	(1,976)	(1,094)	(667)
	$2,902	$1,919	$1,239

As of March 28, 2009, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $1.8 million for stock options and $8.3 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.6 years for stock options and 3.2 years for restricted stock.

Spartan Stores recognized tax deductions of $5.4 million, $5.2 million and $6.3 million related to the exercise of stock options and the vesting of restricted stock during fiscal years 2009, 2008 and 2007, respectively.

Spartan Stores has a stock bonus plan covering 300,000 shares of Spartan Stores common stock. Under the provisions of this plan, certain officers and key associates of Spartan Stores may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 30% of the portion of the bonus they elect to receive in stock. Compensation expense is recorded based upon the market price of the stock as of the measurement date. At March 28, 2009, 157,638 shares remained unissued under the plan.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $5.0 million, $4.8 million and $3.8 million for fiscal years ended 2009, 2008 and 2007, respectively. Non-cash investing and financing activities include capital leases and notes payable of $0.3 million, $7.6 million and $0.8 million for fiscal years 2009, 2008 and 2007, respectively. Non-cash investing activities also include capital expenditures included in accounts payable of $3.8 million, $7.0 million and $1.2 million for fiscal years 2009, 2008 and 2007.

Note 14
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

The Retail segment operates supermarkets in Michigan that typically offer dry grocery, produce, frozen, dairy, meat, beverages, floral, seafood, health and beauty care, delicatessen and bakery goods. Approximately 66% of the stores offer pharmacy services and 19 fuel centers were in operation as of March 28, 2009.

Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth information about Spartan Stores by reporting segment:

(In thousands)
	Distribution	Retail	Total
Year Ended March 28, 2009
Net sales to external customers	$1,248,614	$1,328,124	$2,576,738
Inter-segment sales	635,307	-	635,307
Depreciation and amortization	8,102	20,031	28,133
Operating earnings	43,184	29,560	72,744
Capital expenditures	12,647	44,602	57,249
Year Ended March 29, 2008
Net sales to external customers	$1,284,299	$1,192,523	$2,476,822
Inter-segment sales	608,886	-	608,886
Depreciation and amortization	7,642	16,139	23,781
Operating earnings	34,681	26,941	61,622
Capital expenditures	8,425	31,651	40,076
Year Ended March 31, 2007
Net sales to external customers	$1,238,079	$968,191	$2,206,270
Inter-segment sales	528,210	-	528,210
Depreciation and amortization	7,837	12,609	20,446
Operating earnings	28,442	20,224	48,666
Capital expenditures	6,284	20,450	26,734

(In thousands)
	2009	2008	2007
Total Assets at Year End
Distribution	$234,071	$219,962	$192,176
Retail	484,029	364,664	263,588
Discontinued operations	5,832	25,511	31,735
Total	$723,932	$610,137	$487,499

Spartan Stores offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The following table presents sales by type of similar product and services:
(Dollars in thousands)	2009		2008		2007

Non-perishables (1)	$1,374,566	53%	$1,315,621	53%	$1,167,593	53%
Perishables (2)	904,999	35	857,278	35	777,715	35
Fuel	98,258	4	81,185	3	43,531	2
Pharmacy	198,915	8	222,738	9	217,431	10
Consolidated net sales	$2,576,738	100%	$2,476,822	100%	$2,206,270	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15
Quarterly Financial Information (unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. Common stock prices are the high and low sales prices for transactions reported on the NASDAQ Global Select Market for each period.

(In thousands, except per share data)
Fiscal 2009	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)

Net sales	$2,576,738	$581,254	$781,949	$626,830	$586,705
Gross margin	536,113	135,625	157,440	127,518	115,530
Earnings from continuing operations before income taxes	62,087	14,367	14,814	20,279	12,627
Earnings from continuing operations	36,957	8,663	8,682	12,035	7,577
Discontinued operations, net of taxes	1,838	230	229	(963)	2,342
Net earnings	38,795	8,893	8,911	11,072	9,919

Earnings from continuing operations per share:
Basic	$1.71	$0.40	$0.40	$0.56	$0.35
Diluted	1.70	0.40	0.40	0.55	0.35
Net earnings per share:
Basic	$1.80	$0.41	$0.41	$0.52	$0.46
Diluted	1.78	0.41	0.41	0.51	0.46

Dividends paid	$4,428	$1,111	$1,108	$1,104	$1,105
Common stock price - High	27.26	22.38	27.26	25.87	24.53
Common stock price - Low	12.25	12.25	20.40	22.04	18.24

(In thousands, except per share data)
Fiscal 2008	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)

Net sales	$2,476,822	$570,731	$787,835	$598,053	$520,203
Gross margin	494,968	119,444	153,839	122,415	99,270
Earnings from continuing operations before income taxes	50,776	12,676	11,630	16,943	9,527
Earnings from continuing operations	32,511	7,787	10,266	8,266	6,192
Discontinued operations, net of taxes	1,795	299	336	836	324
Net earnings	34,306	8,086	10,602	9,102	6,516

Earnings from continuing operations per share:
Basic	$1.53	$0.37	$0.48	$0.39	$0.29
Diluted	1.50	0.36	0.47	0.38	0.29
Net earnings per share:
Basic	$1.61	$0.38	$0.50	$0.43	$0.31
Diluted	1.58	0.37	0.49	0.42	0.30

Dividends paid	$4,371	$1,095	$1,095	$1,091	$1,090
Common stock price - High	34.09	23.09	24.56	34.09	32.51
Common stock price - Low	17.08	17.08	18.85	21.64	25.41

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.
Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of March 28, 2009 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

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

          Management of Spartan Stores conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that Spartan Stores' internal control over financial reporting was effective as of March 28, 2009. On December 29, 2008, we completed the acquisition of certain assets of VG's Food Center, Inc. and VG's Pharmacy, Inc. (the "acquired business"). The acquired business has been excluded from management's assessment of internal controls as of March 28, 2009 as it was acquired by Spartan Stores during the current fiscal year. The acquired business excluded from management's assessment represents 7.0% and 2.8% of total assets and total sales, respectively, as of and for the year ended March 28, 2009.

          The registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of March 28, 2009 as stated in their report below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Spartan Stores, Inc. and subsidiaries
Grand Rapids, Michigan

          We have audited the internal control over financial reporting of Spartan Stores, Inc. and subsidiaries (the "Company") as of March 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

          On December 29, 2008, the Company completed the acquisition of certain assets of VG's Food Center, Inc. and VG's Pharmacy, Inc. (the "acquired business"). The acquired business has been excluded from management's assessment of internal controls as of March 28, 2009 as it was acquired by the Company during the current fiscal year. The acquired business excluded from management's assessment represents 7.0% and 2.8% of total assets and total sales, respectively, as of and for the year ended March 28, 2009.

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 28, 2009 of the Company and our report dated June 5, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
June 5, 2009

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

          The information required by this item is here incorporated by reference from the sections titled "The Board of Directors," "Spartan Stores' Executive Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Principles," and "Transactions with Related Parties" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2009.

Item 11.	Executive Compensation

          The information required by this item is here incorporated by reference from the sections entitled "Executive Compensation," "Potential Payments Upon Termination or Change in Control," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2009.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is here incorporated by reference from the sections titled "Ownership of Spartan Stores Stock" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2009.

          The following table provides information about Spartan Stores' equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2009.

EQUITY COMPENSATION PLANS
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	706,367	$ 17.99	789,456

Equity compensation plans not approved by security holders	0	Not applicable	0

Total	706,367	$ 17.99	789,456

(1)

Consists of the Spartan Stores, Inc. 1991 Stock Option Plan, the Spartan Stores, Inc. 2001 Stock Incentive Plan, the Spartan Stores, Inc. 2001 Stock Bonus Plan, and the Stock Incentive Plan of 2005. Stock options may no longer be issued under the 1991 Stock Option Plan. The numbers of shares reflected in column (c) in the table above with respect to the Stock Incentive Plan of 2005 (544,468 shares), the 2001 Stock Incentive Plan (87,350 shares) and the 2001 Stock Bonus Plan (157,638 shares) represent shares that may be issued other than upon the exercise of an option, warrant or right. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in Spartan Stores' capitalization.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          The information required by this item is here incorporated by reference from the section titled "Transactions with Related Persons" and the table captioned "Board of Directors Committee Membership" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2009.
Item 14.	Principal Accountant Fees and Services

          The information required by this item is here incorporated by reference from the section titled "Independent Auditors" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2009.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated June 5, 2009

Consolidated Balance Sheets at March 28, 2009 and March 29, 2008

Consolidated Statements of Earnings for each of the three years in the period ended March 28, 2009

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 28, 2009

Consolidated Statements of Cash Flows for each of the three years in the period ended March 28, 2009

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

Exhibit Number	Document

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

2.6

Asset Purchase Agreement dated October 13, 2008 by and among V.G.'s Food Center, Inc. and VG's Pharmacy, Inc. as Seller and Family Fare, LLC as Purchaser. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed October 15, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

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

4.3	Form of 3.375% Convertible Senior Note due 2027. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

10.1	Purchase Agreement by and among Spartan Stores, Inc. and the Initial Purchasers named therein dated as of May 23, 2007.

Exhibit Number	Document

10.2

Loan and Security Agreement dated December 23, 2003, by and among Spartan Stores, Inc. and certain subsidiaries as borrowers, Congress Financial Corporation (Central) as agent, the lenders named therein as lenders, and joined in by certain subsidiaries of Spartan Stores, Inc. as guarantors.

10.3

Amendment No. 2 to Loan and Security Agreement dated December 22, 2004, between Spartan Stores, Inc. and its subsidiaries and Congress Financial Corporation, Key Bank National Association, Fleet Capital Corporation, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended January 1, 2005. Here incorporated by reference.

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

10.9*	Spartan Stores, Inc. Annual Executive Incentive Plan of 2005. Previously filed as Appendix A to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.10*	Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as Appendix B to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.11*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.12*	Spartan Stores, Inc. Supplemental Executive Retirement Plan. Previously filed as an exhibit to Spartan Stores Annual Report on Form 10-K filed May 23, 2005. Here incorporated by reference.

Exhibit Number	Document

10.13*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.14*	Spartan Stores, Inc. 2000 Annual Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

10.15*	Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

10.16*	Form of Stock Option Grant to officers, dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.17*	Form of Restricted Stock Award to officers dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.18*	Form of Restricted Stock Award to outside directors dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 21, 2007. Here incorporated by reference.

10.19*	Form of Stock Option Award to outside directors dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.20*

Form of Executive Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.21*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.22*

Form of Executive Employment Agreement between Spartan Stores, Inc. and Craig C. Sturken. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.23*

Form of Executive Severance Agreement between Spartan Stores, Inc. and Craig C. Sturken. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.24	Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores Distribution, LLC.

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Document

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spartan Stores, Inc. (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date:	June 5, 2009	By	/s/ Dennis Eidson
Dennis Eidson President and Chief Executive Officer (Principal Executive Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.
June 5, 2009	By	*/s/ M. Shân Atkins
M. Shân Atkins Director

June 5, 2009	By	/s/ Dennis Eidson
Dennis Eidson President, Chief Executive Officer and Director (Principal Executive Officer)

June 5, 2009	By	*/s/ Dr. Frank M. Gambino
Dr. Frank M. Gambino Director

June 5, 2009	By	*/s/ Frederick S. Morganthall, II
Frederick S. Morganthall, II Director

June 5, 2009	By	*/s/ Elizabeth A. Nickels
Elizabeth A. Nickels Director

June 5, 2009	By	*/s/ Timothy J. O'Donovan
Timothy J. O'Donovan Director

June 5, 2009	By	*/s/ Kenneth T. Stevens
Kenneth T. Stevens Director

June 5, 2009	By	*/s/ Craig C. Sturken
Craig C. Sturken Executive Chairman and Director

June 5, 2009	By	*/s/ James F. Wright
James F. Wright Director

June 5, 2009	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

June 5, 2009	*By	/s/ Dennis Eidson
Dennis Eidson Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Document

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

2.6

Asset Purchase Agreement dated October 13, 2008 by and among V.G.'s Food Center, Inc. and VG's Pharmacy, Inc. as Seller and Family Fare, LLC as Purchaser. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed October 15, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

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

10.3

Amendment No. 2 to Loan and Security Agreement dated December 22, 2004, between Spartan Stores, Inc. and its subsidiaries and Congress Financial Corporation, Key Bank National Association, Fleet Capital Corporation, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended January 1, 2005. Here incorporated by reference.

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

Exhibit Number	Document

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

10.9*	Spartan Stores, Inc. Annual Executive Incentive Plan of 2005. Previously filed as Appendix A to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.10*	Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as Appendix B to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference.

10.11*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.12*	Spartan Stores, Inc. Supplemental Executive Retirement Plan. Previously filed as an exhibit to Spartan Stores Annual Report on Form 10-K filed May 23, 2005. Here incorporated by reference.

10.13*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.14*	Spartan Stores, Inc. 2000 Annual Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

10.15*	Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

10.16*	Form of Stock Option Grant to officers, dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.17*	Form of Restricted Stock Award to officers dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.18*	Form of Restricted Stock Award to outside directors dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed May 21, 2007. Here incorporated by reference.

10.19*	Form of Stock Option Award to outside directors dated May 18, 2007, filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 21, 2007. Here incorporated by reference.

10.20*

Form of Executive Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

Exhibit Number	Document

10.21*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.22*

Form of Executive Employment Agreement between Spartan Stores, Inc. and Craig C. Sturken. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.23*

Form of Executive Severance Agreement between Spartan Stores, Inc. and Craig C. Sturken. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.24	Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores Distribution, LLC.

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.