Form 10-Q
period 2009-06-20
SPARTAN STORES INC
filed 2009-07-29
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 20, 2009.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of July 27, 2009 the registrant had 22,429,293 outstanding shares of common stock, no par value.

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

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 28, 2009 (in particular, you should refer to the discussion of "Risk Factors" in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and strengthen our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends; and implement the other programs, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

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

          Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by changes in costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions and contributions of other employers who participate in multi-employer plans to which we contribute. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws. Our accounting estimates could change and the actual effects of changes in accounting principles could deviate from our estimates due to changes in facts, assumptions, or acceptable methods, and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, general economic conditions, particularly in Michigan, unemployment rates, or other circumstances beyond our control could have adverse effects on the availability of and our ability to operate our warehouses and other facilities, consumer buying behavior, fuel costs, shipping and transportation, product imports, product cost inflation and its impact on LIFO expense and other factors affecting our company and the grocery industry generally. Our asset impairment and exit cost provisions are estimates and actual amounts may be more or less than these estimates.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	June 20, 2009	March 28, 2009

Current assets
Cash and cash equivalents	$7,802	$6,519
Accounts receivable, net	53,413	51,470
Inventories, net	132,836	113,790
Prepaid expenses and other current assets	8,775	9,579
Deferred taxes on income	5,257	5,201
Total current assets	208,083	186,559

Other assets
Goodwill	249,328	249,303
Other, net	52,321	52,643
Total other assets	301,649	301,946

Property and equipment, net	235,422	234,806

Total assets	$745,154	$723,311

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$116,503	$97,248
Accrued payroll and benefits	27,355	35,456
Other accrued expenses	21,143	19,195
Current portion of exit costs	9,859	9,759
Current maturities of long-term debt and capital lease obligations	3,883	3,932
Total current liabilities	178,743	165,590

Long-term liabilities
Deferred income taxes	39,704	35,338
Postretirement benefits	26,362	25,401
Other long-term liabilities	19,894	20,876
Exit costs	33,967	34,786
Long-term debt and capital lease obligations	191,930	194,115
Total long-term liabilities	311,857	310,516

Commitments and contingencies (Note 6)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 22,429 and 22,213 shares outstanding	154,762	153,778
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(13,524)	(14,151)
Retained earnings	113,316	107,578
Total shareholders' equity	254,554	247,205

Total liabilities and shareholders' equity	$745,154	$723,311

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	12 Weeks Ended
	June 20, 2009	June 21, 2008

Net sales	$596,027	$586,705
Cost of sales	465,013	471,175
Gross margin	131,014	115,530

Operating expenses
Selling, general and administrative	115,322	100,520
Provision for asset impairments and exit costs	601	-
Total operating expenses	115,923	100,520

Operating earnings	15,091	15,010

Other income and expenses
Interest expense	3,663	3,152
Other, net	(23)	(69)
Total other income and expenses	3,640	3,083

Earnings before income taxes and discontinued operations	11,451	11,927
Income taxes	4,607	4,779
Earnings from continuing operations	6,844	7,148

Earnings from discontinued operations, net of taxes	15	2,342
Net earnings	$6,859	$9,490

Basic earnings per share:
Earnings from continuing operations	$0.31	$0.32
Earnings from discontinued operations	-	0.11
Net earnings	$0.31	$0.43

Diluted earnings per share:
Earnings from continuing operations	$0.31	$0.32
Earnings from discontinued operations	-	0.11
Net earnings	$0.31	$0.43

Weighted average shares outstanding:
Basic	22,296	21,991
Diluted	22,375	22,170

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance - March 29, 2009	22,213	$153,778	$(14,151)	$107,578	$247,205

Comprehensive income, net of tax:
Net earnings	-	-	-	6,859	6,859
Change in fair value of interest rate
swap, net of taxes of $397	-	-	627	-	627
Total comprehensive income	-	-	-	-	7,486

Dividends - $.05 per share	-	-	-	(1,121)	(1,121)
Stock-based employee compensation	-	1,359	-	-	1,359
Issuances of common stock and related
tax benefits on stock option exercises	5	19	-	-	19
Issuances of restricted stock and
related income tax benefits	286	522	-	-	522
Cancellations of restricted stock	(75)	(916)	-	-	(916)

Balance - June 20, 2009	22,429	$154,762	$(13,524)	$113,316	$254,554

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	12 Weeks Ended
	June 20, 2009	June 21, 2008
Cash flows from operating activities
Net earnings	$6,859	$9,490
Earnings from discontinued operations	(15)	(2,342)
Earnings from continuing operations	6,844	7,148
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Provision for asset impairments and exit costs	601	-
Non-cash convertible debt interest	790	728
Depreciation and amortization	8,086	5,938
Postretirement benefits expense	800	414
Deferred taxes on income	3,587	3,744
Stock-based compensation expense	1,354	1,092
Excess tax benefit on stock compensation	(282)	(1,572)
Other	124	(19)
Change in operating assets and liabilities:
Accounts receivable	(1,935)	(2,520)
Inventories	(19,046)	(18,912)
Prepaid expenses and other assets	837	(2,958)
Accounts payable	22,361	29,390
Accrued payroll and benefits	(8,310)	(9,831)
Postretirement benefits payments	(12)	(13)
Other accrued expenses and other liabilities	692	1,039
Net cash provided by operating activities	16,491	13,668

Cash flows from investing activities
Purchases of property and equipment	(10,582)	(14,294)
Net proceeds from the sale of assets	48	389
Other	27	(71)
Net cash used in investing activities	(10,507)	(13,976)

Cash flows from financing activities
Net payments on revolving credit facility	(2,088)	-
Repayment of long-term borrowings	(936)	(3,878)
Excess tax benefit on stock compensation	282	1,572
Proceeds from sale of common stock	-	283
Dividends paid	(1,121)	(1,105)
Net cash used in financing activities	(3,863)	(3,128)

Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(838)	1,183
Net cash provided by investing activities	-	13,002
Net cash (used in) provided by discontinued operations	(838)	14,185

Net increase in cash and cash equivalents	1,283	10,749
Cash and cash equivalents at beginning of period	6,519	19,867
Cash and cash equivalents at end of period	$7,802	$30,616

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of June 20, 2009 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2
Changes in Accounting Principles

FASB Staff Position No. APB 14-1

Effective March 29, 2009, Spartan Stores adopted the provisions of FASB Staff Position (FSP) No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1), which changed the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 requires Spartan Stores to recognize non-cash interest expense on its $110 million convertible senior notes based on the market rate for similar debt instruments without the conversion feature. Under FSP APB 14-1, convertible debt instruments are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds from the issuance and the amount reflected as a debt liability is assigned to equity. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the consolidated statements of earnings. Additionally, FSP APB 14-1 states that transaction costs incurred with third parties shall be allocated to and accounted for as debt issuance costs and equity issuance costs in proportion to the allocation of proceeds between the liability and equity component, respectively. FSP APB 14-1 requires retrospective application to all periods presented.

The following table sets forth the retrospective accounting impacts of the adoption of FSP APB 14-1 on the Consolidated Statement of Earnings for the quarter ended June 21, 2008 and the Consolidated Balance Sheet as of March 28, 2009.
(In thousands, except per share amounts)	12 Weeks Ended June 21, 2008
	As Reported		Adjustment	As Adjusted
Consolidated Statement of Earnings:
Interest expense	$2,452		$700	$3,152
Income taxes	5,050		(271)	4,779
Earnings from continuing operations	7,577		(429)	7,148
Net earnings	9,919		(429)	9,490
Basic and diluted earnings per share:
Earnings from continuing operations	0.34	(1)	(0.02)	0.32
Net earnings	0.45	(1)	(0.02)	0.43

(1)  Amounts are after giving effect to the adoption of FASB Staff Position No. 03-6-1 (see below)

(In thousands)	March 28, 2009
	As Reported	Adjustment	As Adjusted
Consolidated Balance Sheet
Other, net	$53,264	$(621)	$52,643
Deferred income taxes	27,224	8,114	35,338
Long-term debt	215,686	(21,571)	194,115
Common stock	137,358	16,420	153,778
Retained earnings	111,162	(3,584)	107,578
Total shareholders' equity	234,369	12,836	247,205

The amount of interest expense recognized and the effective interest rate for Spartan Stores' convertible senior notes were as follows:

(In thousands)	12 Weeks Ended
	June 20, 2009	June 21, 2008

Contractual coupon interest	$866	$866
Amortization of discount on convertible senior notes	790	728
Interest expense	$1,656	$1,594

Effective interest rate	8.125%	8.125%

The debt and equity components recognized for Spartan Stores' convertible senior notes were as follows:
(In thousands)	June 20, 2009		March 28, 2009

Principal amount of convertible senior notes	$110,000		$110,000
Unamortized discount	20,781	(1)	21,571
Net carrying amount	89,219		88,429
Common stock	16,420		16,420

(1)  Will be recognized over a remaining period of 4.9 years.

FASB Staff Position No. EITF 03-6-1

Effective March 29, 2009, Spartan Stores adopted the provisions of FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share pursuant to the two-class method described in FASB Statement No. 128, "Earnings Per Share." FSP EITF 03-6-1 must be applied on a retrospective basis. Historically, Spartan Stores' unvested restricted shares have been included in the calculation of diluted earnings per share under the treasury stock method. In accordance with FSP EITF 03-6-1, these shares are now included in the computation of basic earnings per share. The retrospective application resulted in a reduction in both basic and diluted earnings per share for the quarter ended June 21, 2008.

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for continuing operations and net earnings:
(In thousands, except per share amounts)	12 Weeks Ended
	June 20,	June 21, 2008
	2009	As Reported	Adjustment	As Adjusted
Numerator:
Earnings from continuing operations [1]	$6,844	$7,577	$(429)	$7,148

Denominator:
Weighted average shares outstanding - basic	22,296	21,411	580	21,991
Effect of dilutive options and restricted shares outstanding	79	318	(139)	179
Weighted average shares outstanding - diluted	22,375	21,729	441	22,170

Basic and diluted earnings per share from continuing operations	$0.31	$0.35	$(0.03)	$0.32
Basic and diluted net earnings per share	$0.31	$0.46	$(0.03)	$0.43

1  Retrospective application of FSP APB 14-1 resulted in the recognition of additional non-cash interest expense for the quarter ended June 21, 2008. See above.

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings per share calculations because they were antidilutive were 520,135 in fiscal 2010 and 214,720 in fiscal 2009.

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

Restricted stock units granted in the first quarter of 2010 are only issuable if certain performance criteria are met, making these shares contingently issuable under SFAS No. 128, "Earnings per Share." Therefore, the restricted stock units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period. Accordingly, the impact of 80,500 restricted stock units for the period ended June 20, 2009 were excluded from the computation of diluted shares.

Note 3
Exit Costs

The following table provides the activity of exit costs for our Retail segment for the 12 weeks ended June 20, 2009. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in Current liabilities and "Exit costs" in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)

Balance at March 29, 2009	$44,545
Exit costs related to store closing	550
Payments, net of interest accretion	(1,269)
Balance at June 20, 2009	$43,826

Exit costs of $0.6 million were recorded related to the closing of one store for store lease obligations and severance. The store lease obligations include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 4
Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At June 20, 2009 and March 28, 2009 the estimated fair value and the book value of our debt instruments were as follows:
(In thousands)	June 20, 2009	March 28, 2009

Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$3,883	$3,932
Long-term debt and capital lease obligations	191,930	194,115
Equity component of convertible debt	20,781	21,571
Total book value of debt instruments	216,594	219,618
Fair value of debt instruments	175,046	184,110
Excess of book value over fair value	$41,548	$35,508

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. In February 2007, the FASB issued FASB Staff Position (FSP) No. FAS 157-2 which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Spartan Stores adopted FSP No. FAS 157-2 on March 29, 2009. Adoption of FSP FAS No. 157-2 had no impact on the consolidated financial statements.

SFAS 157 prioritizes the inputs to valuation techniques used to measure fair value into the following hierarchy:
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

At June 20, 2009, the fair value of the interest rate swap asset was approximately $0.6 million and is included in long-term other assets in the accompanying consolidated balance sheet. At March 28, 2009 the fair value of the interest rate swap liability was approximately $0.5 million and is included in other long-term liabilities in the accompanying consolidated balance sheet. The fair value measurements are classified within Level 2 of the hierarchy as significant observable market inputs are readily available as the basis of the fair value measurements.

Note 5
Derivative Instruments

Effective March 29, 2009, Spartan Stores adopted the provisions of SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities.

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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap has been designated as a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores' senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33 percent and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25 percent (1.56 percent at June 20, 2009) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with the senior secured revolving credit facility on December 24, 2012.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instrument designated as an interest rate cash flow hedge:
Balance Sheet Classification	June 20, 2009	March 28, 2009

Other assets	$562
Other long-term liabilities		$462

The following table provides a summary of the pre-tax financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for the first quarter of fiscal 2010:

	Location in Consolidated Financial Statements
Gain recognized in other comprehensive income	Other comprehensive income	$1,024

Loss reclassified from accumulated other comprehensive income	Interest expense	(190)

Note 6
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

Note 7
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the first quarters of fiscal 2010 and 2009:

(In thousands)
	Pension Benefits		SERP Benefits		Postretirement Benefits
	June 20, 2009	June 21, 2008	June 20, 2009	June 21, 2008	June 20, 2009	June 21, 2008
Service cost	$680	$665	$19	$13	$31	$42
Interest cost	832	797	13	11	101	92
Expected return on plan assets	(939)	(1,082)		-		-
Amortization of prior service cost	(147)	(173)		-	(12)	(13)
Recognized actuarial net loss	152	87	10	9	4	-
Net periodic benefit cost	$578	$294	$42	$33	$124	$121

No payments are required to be made in fiscal 2010 to meet the minimum pension funding requirements. As of June 20, 2009, no contributions have been made. Spartan Stores will assess the prudence of making an additional voluntary contribution to the plan during the third quarter of fiscal 2010.

Note 8
Taxes on Income

There were no material changes to the amount of unrecognized tax benefits during the first quarter of fiscal 2010. Spartan Stores expects that an immaterial amount of the unrecognized tax benefits will be settled prior to June 19, 2010.

The effective income tax rate differs from the statutory Federal income tax rate primarily due to state income taxes.

Note 9
Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment", which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.8 million ($0.04 per diluted share) and $0.7 million ($0.03 per diluted share) in the first quarter of fiscal 2010 and 2009, respectively, as a component of Selling, general and administrative expenses in the Consolidated Statements of Earnings.

Historically, awards have been granted in the form of stock options and restricted stock. In the first quarter of fiscal 2010, Spartan Stores also granted restricted stock units ("RSU's") to certain executive employees of the Company. The RSU's have a service condition and a performance condition that must be met in order for the awards to vest. Depending on whether the Company achieves specified threshold, target, or maximum levels of earnings per share as defined in the award documents, an employee could receive a number of shares of Spartan Stores common stock ranging from zero to 200 percent of the number of RSU's granted. Any shares received upon conversion are subject to a cliff vesting period ending on the third anniversary of the grant date as designated in the award documents. Compensation expense is recognized over the service vesting period if and when the Company concludes it is probable that the performance vesting condition will be satisfied. If the performance condition is not satisfied, then no compensation cost is recorded and any compensation cost previously recognized will be reversed.

The following table summarizes activity in our share-based compensation plans for the first quarter ended June 20, 2009:
	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards/Units	Weighted Average Grant-Date Fair Value

Outstanding at March 29, 2009	706,367	$17.99	590,693	$19.12
Granted	174,632	13.87	324,002	13.87
Exercised/Vested	(4,688)	3.67	(197,758)	15.75
Cancelled/Forfeited	(14,563)	21.60	(14,944)	20.16

Outstanding at June 20, 2009	861,748	$17.17	701,993	$17.62

Vested and expected to vest in the future at June 20, 2009	839,413	$17.13

Exercisable at June 20, 2009	389,601	$14.76

The weighted average grant-date fair value of stock options granted during the first quarter ended June 20, 2009 and June 21, 2008 was $5.23 and $8.80, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
	12 Weeks Ended
	June 20, 2009	June 21, 2008

Dividend yield	1.43%	0.88%
Expected volatility	41.50%	37.55%
Risk-free interest rate	2.28%	3.28%
Expected life of option	6.25 years	6.25 years

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

As of June 20, 2009, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $2.3 million for stock options and $11.2 million for restricted stock/units. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.8 years for stock options and 3.5 years for restricted stock/units.

Note 10
Discontinued Operations

In the first quarter of fiscal 2009, Spartan Stores completed the closure and disposition of the prescription files of 13 of the 14 remaining The Pharm stores, allowing Spartan Stores to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. Net cash proceeds of $13.0 million were received. Asset impairment charges and exit costs of $5.4 million were also recognized. The results of operations of these stores have been classified as discontinued operations in the consolidated financial statements for all periods presented.

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:
(In thousands)	12 Weeks Ended
	June 20, 2009	June 21, 2008

Earnings (loss) from discontinued operations (net of taxes of $10 and ($3,582))	$15	$(5,176)
Gain on disposal of discontinued operations (net of taxes of $5,203)	-	7,518
Total earnings from discontinued operations	$15	$2,342

There were no sales in discontinued operations for the quarter ended June 20, 2009. Sales in discontinued operations for the quarter June 21, 2008 were $20.8 million. Significant assets and liabilities of discontinued operations are as follows:
(In thousands)	June 20, 2009	March 28, 2009

Current assets	$190	$169
Property, net	5,621	5,627
Other long-term assets	36	36
Current liabilities	3,774	4,256
Long-term liabilities	1,704	2,342

Note 11
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock/units to employees and directors of $4.5 million and $4.6 million for the first quarter ended June 20, 2009 and June 21, 2008, respectively. Non-cash investing activities include capital expenditures included in other accrued expenses of $1.6 million and $1.3 million for the first quarter ended June 20, 2009 and June 21, 2008, respectively.

Note 12
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
12 Weeks Ended June 20, 2009
Net sales to external customers	$253,367	$342,660	$596,027
Inter-segment sales	161,570		161,570
Depreciation and amortization	2,154	5,858	8,012
Operating earnings	7,765	7,326	15,091
Capital expenditures	2,861	7,721	10,582
12 Weeks Ended June 21, 2008
Net sales to external customers	$298,144	$288,561	$586,705
Inter-segment sales	133,253		133,253
Depreciation and amortization	1,766	3,976	5,742
Operating earnings	7,486	7,524	15,010
Capital expenditures	1,340	12,954	14,294

	June 20, 2009	March 28, 2009
Total assets
Distribution	$249,421	$233,450
Retail	489,886	484,029
Discontinued operations	5,847	5,832
Total	$745,154	$723,311

The following table presents sales by type of similar product and services:
	12 Weeks Ended
(Dollars in thousands)	June 20, 2009		June 21, 2008

Non-perishables(1)	$317,672	53%	$304,544	52%
Perishables(2)	215,660	36	204,686	35
Pharmacy	44,166	8	50,860	9
Fuel	18,529	3	26,615	4
Consolidated net sales	$596,027	100%	$586,705	100%

(1)  Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)  Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 13
Subsequent Events

Events or transactions occurring after the balance sheet date have been evaluated through July 29, 2009, the date the financial statements were issued. The financial statements do not reflect events or transactions after this date.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

          We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 350 independently owned grocery stores and our 99 corporate owned stores. Our Retail segment operates 99 retail supermarkets in Michigan under the banners Glen's Markets, Family Fare Supermarkets, D&W Fresh Markets, Felpausch Food Centers and VG's Food and Pharmacy and 21 fuel centers/convenience stores, included at our supermarket locations, under the banners Glen's Quick Stop, Family Fare Quick Stop, D&W Fresh Markets Quick Stop and Felpausch Quick Stop. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores.

          Our sales and operating performance vary with seasonality. Our first and fourth quarters are typically our lowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected by the timing of the Easter holiday, which results in a strong sales week. Many northern Michigan stores are dependent on tourism, which is affected by the economic environment and seasonal weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. All quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays.

          In the first quarter, we continued with the integration of the VG's retail store acquisition. We are using the additional insight gained during the integration process to further refine our product offerings and services in these markets to address the current economic environment.

          We also continued execution of our capital investment program by completing four major store remodels, two of which were substantially complete during the prior year fourth quarter. In addition, we began major remodel activities on one additional store that we expect to complete in the current year third quarter along with one store relocation project which opened in July 2009.

          We also began the implementation of our new customer loyalty program late in the first quarter. When complete, we believe that the new customer loyalty program will provide better and more sophisticated understanding of our customers' purchasing behavior, which we will use to improve the effectiveness of our promotions, marketing and merchandising programs. We also expect the program will help solidify our long-term customer loyalty, improve our sales growth opportunities and further strengthen our market position.

          While we expect the economic environment in our markets to weaken further and continue to be a challenge for our customer base for the next 12 to 18 months, we believe that refinements to our marketing, merchandising and pricing tactics, as well as our mix of quality products and services, capital investment program and integration of the VG's retail stores, will bring additional value to our customers, while providing additional sales growth opportunities when we eventually emerge from the current environment. In addition, we believe our continued focus on cost reduction and efficiency improvement efforts will create incremental operating leverage when sales improve.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales		Percentage Change
	June 20, 2009	June 21, 2008	Fiscal 2010 / Fiscal 2009
Net sales	100.0	100.0	1.6
Gross margin	22.0	19.7	13.4
Selling, general and administrative expenses	19.4	17.1	14.7
Provision for asset impairments and exit costs	0.1	-	*
Operating earnings	2.5	2.6	0.5
Other income and expenses	0.6	0.6	18.1
Earnings before income taxes and discontinued operations	1.9	2.0	(4.0)
Income taxes	0.8	0.8	(3.6)
Earnings from continuing operations	1.1	1.2	(4.3)
Earnings from discontinued operations, net of taxes	0.0	0.4	*
Net earnings	1.2	1.6	(27.7)

*  Percentage change is not meaningful

          Net Sales - Net sales for the quarter ended June 20, 2009 ("first quarter") increased $9.3 million, or 1.6 percent, from $586.7 million in the quarter ended June 21, 2008 ("prior year first quarter") to $596.0 million.

          Net sales for the first quarter in our Distribution segment decreased $44.8 million, or 15.0 percent, from $298.1 million in the prior year first quarter to $253.4 million. The decrease was primarily due to the elimination of sales to VG's stores of $34.3 million (due to the acquisition) and lower sales in our marginally profitable pharmacy distribution program of $7.7 million, partially offset by approximately $2.0 million of Easter holiday sales in the first quarter. The Easter holiday did not fall in the prior year first quarter. Distribution sales, excluding the effect of the VG's sales reclassification, for fiscal 2010 are expected to decline slightly from last year as a result of the current economic conditions in Michigan and product deflation in certain key commodity categories.

          Net sales for the first quarter in our Retail segment increased $54.1 million, or 18.7 percent, from $288.6 million in the prior year first quarter to $342.7 million. The increase was primarily due to incremental sales from the recently acquired VG's retail stores of $68.6 million and Easter holiday sales of approximately $2.2 million, partially offset by lower fuel center sales of $7.5 million due to significantly lower retail prices, a loss of sales of $4.8 million relating to the closures or sale of three retail stores and the temporary closing of one store that is undergoing a major remodel and a 1.8 percent decline in comparable store sales (excluding the effect of fuel sales and the Easter holiday in the current year).

          Excluding sales from fuel centers and Easter holiday sales, comparable store sales decreased 1.8 percent due to economic uncertainty, which is causing changes in consumer purchasing behavior, such as a shift to lower priced private label products, price deflation in certain high volume product categories and competitive openings. There was no Easter holiday during fiscal 2009. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

          We expect retail comparable sales to be in the negative low single digit range during the remainder of fiscal 2010 due to the prolonged economic weakness and its effect on Michigan industry, unseasonably cool summer weather and lower state tourism business and competitive openings in fiscal 2010.

          Gross Margin - Gross margin represents net sales less cost of sales, which include purchase costs and vendor allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

          Gross margin for the first quarter increased $15.5 million, or 13.4 percent, from $115.5 million in the prior year first quarter to $131.0 million. As a percent of net sales, gross margin for the first quarter increased to 22.0 percent from 19.7 percent. The gross margin rate improvement was due principally to an increase in the mix of higher margin retail sales as a percentage of consolidated sales resulting from the acquisition of VG's.

          Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses for the first quarter increased $14.8 million, or 14.7 percent, from $100.5 million in the prior year first quarter to $115.3 million. As a percent of net sales, SG&A expenses were 19.4 percent for the first quarter compared to 17.1 percent in the prior year first quarter. The net increase in SG&A is primarily due to added operating costs associated with the acquired VG's retail stores of $16.5 million, increased depreciation and amortization expense of $1.3 million and costs related to the introduction of a new customer loyalty program of $0.4 million, partially offset by decreases in transportation fuel costs of $0.9 million and operating costs associated with four closed/sold stores of $0.5 million.

          Asset Impairment and Exit Costs - Asset impairment and exit costs of $0.6 million were incurred in the first quarter related to the closing of one underperforming retail store.

          Interest Expense - Interest expense increased $0.5 million from $3.2 million in the prior year first quarter to $3.7 million. The increase was due to higher average outstanding borrowings due to the acquisition of VG's.

          On January 2, 2009, we entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under our senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, we have agreed to pay the counterparty a fixed interest rate of 3.33 percent and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25 percent (1.56 percent at June 20, 2009) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with the senior secured revolving credit facility on December 24, 2012.

          Effective March 29, 2009 we adopted FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP No. APB 14-1). In short, this requires that we recognize non-cash interest expense on our $110.0 million convertible senior notes. FSP No. APB 14-1 must be applied on a retrospective basis; therefore, upon adoption we retroactively recorded additional non-cash interest expense of approximately $0.7 million, pre-tax, in the prior year first quarter.

          Income Taxes - The effective tax rate is 40.2 percent and 40.1 percent for the first quarter and prior year first quarter, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes.

Discontinued Operations

          Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

          In the first quarter of fiscal 2009, we completed the closure and disposition of the prescription files of 13 of the 14 The Pharm stores, allowing us to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. Cash proceeds of $13.0 million were received. Asset impairment charges and exit costs of $5.4 million were recognized.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the first quarter and prior year first quarter:

(In thousands)
	June 20, 2009	June 21, 2008
Net cash provided by operating activities	$16,491	$13,668
Net cash used in investing activities	(10,507)	(13,976)
Net cash used in financing activities	(3,863)	(3,128)
Net cash (used in) provided by discontinued operations	(838)	14,185
Net increase in cash and cash equivalents	1,283	10,749
Cash and cash equivalents at beginning of period	6,519	19,867
Cash and cash equivalents at end of period	$7,802	$30,616

          Net cash provided by operating activities during the first quarter was greater than the prior year primarily due to increased net earnings before depreciation and amortization and other non-cash charges, partially offset by the timing of accounts payable.

          Net cash used in investing activities decreased during the first quarter primarily due to a decrease in capital expenditures of $3.7 million to $10.6 million, of which our Retail and Distribution segments utilized 73 percent and 27 percent, respectively. Expenditures were used for store remodels and refurbishments, new fuel centers and new equipment and software. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. Our current available borrowings are over $96 million above these limits as of June 20, 2009 and we do not expect to fall below these levels. We expect capital expenditures to range from $48 million to $52 million for fiscal 2010.

          Net cash used in financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. Cash dividends of $1.1 million were paid in each quarter. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at June 20, 2009 are $3.9 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores' senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33 percent and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25 percent (1.56 percent at June 20, 2009) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with the senior secured revolving credit facility on December 24, 2012.

          Net cash (used in) provided by discontinued operations contains the net cash flows of our discontinued operations and consists primarily of proceeds from the sale of assets and the payment of store exit cost reserves, insurance run-off claims and other liabilities. Included in prior year first quarter cash flows from discontinued operations are net proceeds on the disposal of assets of $13.0 million. We expect the cash used by our discontinued operations will be approximately $4.5 million to $5.5 million in fiscal 2010.

          Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of June 20, 2009, our revolving credit facility had outstanding borrowings of $62.9 million, available borrowings of $116.3 million and maximum availability of $126.3 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

          Our current ratio increased to 1.16:1.00 at June 20, 2009 from 1.13:1.00 at March 28, 2009 and our investment in working capital was $29.3 million at June 20, 2009 versus $21.0 million at March 28, 2009. Our debt to total capital ratio at June 20, 2009 was 0.43:1.00 versus 0.44:1.00 at March 28, 2009. The change in these ratios was primarily due to seasonality of the business.

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 28, 2009. At June 20, 2009, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

Indebtedness and Liabilities of Subsidiaries

          On May 30, 2007, the Company sold $110 million aggregate principal amount of 3.375 percent Convertible Senior Notes due 2027 (the "Notes"). The Notes are general unsecured obligations and rank equally in right of payment with all of the Company's other existing and future obligations that are unsecured and unsubordinated. Because the Notes are unsecured, they are structurally subordinated to our subsidiaries' existing and future indebtedness and other liabilities and any preferred equity issued by our subsidiaries. We rely in part on distributions and advances from our subsidiaries in order to meet our payment obligations under the notes and our other obligations. The Notes are not guaranteed by our subsidiaries. Many of our subsidiaries serve as guarantors with respect to our existing credit facility. Creditors of each of our subsidiaries, including trade creditors, and preferred equity holders, generally have priority with respect to the assets and earnings of the subsidiary over the claims of our creditors, including holders of the Notes. The Notes, therefore, are effectively subordinated to the claims of creditors, including trade creditors, judgment creditors and preferred equity holders of our subsidiaries. In addition, our rights and the rights of our creditors, including the holders of the notes, to participate in the assets of a subsidiary during its liquidation or reorganization are effectively subordinated to all existing and future liabilities and preferred equity of that subsidiary. The Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing such indebtedness and to existing and future indebtedness and other liabilities of our subsidiaries (including subsidiary guarantees of our senior credit facility).

The following table shows the indebtedness and other liabilities of our subsidiaries as of June 20, 2009:

Spartan Stores Subsidiaries Only
(In thousands)
June 20, 2009
Current Liabilities
Accounts payable	$116,339
Accrued payroll and benefits	26,842
Other accrued expenses	21,961
Current portion of exit costs	9,859
Current maturities of long-term debt and capital lease obligations	3,883
Total current liabilities	178,884

Long-term Liabilities
Postretirement benefits	25,615
Other long-term liabilities	19,688
Exit costs	33,967
Long-term debt and capital lease obligations	39,859
Total long-term liabilities	119,129

Total Subsidiary Liabilities	298,013
Operating Leases	159,733
Total Subsidiary Liabilities and Operating Leases	$457,746

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges was 2.77:1.00 and 3.14:1.00 for the first quarter and prior year first quarter, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

          We had letters of credit of $4.1 million outstanding and unused at June 20, 2009. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2 percent on the face amount of the letters of credit.

Recently Adopted Accounting Standards

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. In February 2007, the FASB issued FASB Staff Position (FSP) No. FAS 157-2 which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. We adopted FSP No. FAS 157-2 on March 29, 2009. Adoption of FSP FAS No. 157-2 had no impact on the consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141R), which revises SFAS No. 141. SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R was effective for Spartan Stores on March 29, 2009 and must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal year 2010. Adoption of SFAS 141R has not impacted the consolidated financial statements as we have not entered into any business combinations in fiscal 2010.

          In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 was adopted on March 29, 2009. Adoption of SFAS 161 did not have a material impact on the consolidated financial statements.

          In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1), that changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 requires us to recognize non-cash interest expense on our $110 million convertible senior notes based on the market rate for similar debt instruments without the conversion feature as of the date of debt issuance. FSP APB 14-1 was adopted on March 29, 2009 and was applied on a retrospective basis. As required, upon adoption on March 29, 2009, we retroactively recorded additional non-cash interest expense of approximately $0.7 million for the first quarter of fiscal 2009. We also retroactively recorded an increase in shareholders' equity of $16.4 million, net of deferred taxes, and a decrease in long-term debt of $27.6 million.

          In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share pursuant to the two-class method described in FASB Statement No. 128, "Earnings Per Share." FSP EITF 03-6-1 was adopted on March 29, 2009 and applied on a retrospective basis as required.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, exit costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

          There have been no material changes in market risk of Spartan Stores from the information provided under Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk", of the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2009.
ITEM 4.	Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of June 20, 2009 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

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

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
Period 1 (March 29 - April 25, 2009)

Employee Transactions	312	$16.36

Period 2 (April 26 - May 23, 2009)

Employee Transactions	59,580	$15.28

Period 3 (May 24 - June 20, 2009)

Employee Transactions	-	$-

Total for First Quarter ended June 20, 2009	59,892	$15.29

Item 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

2.3

Asset Purchase Agreement dated March 31, 2008 between Rite Aid of Ohio, Inc. and Seaway Food Town, Inc., with amendments. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K, for the fiscal year ended March 29, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

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

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 20, 2007. Here incorporated by reference.

10.1	Form of Restricted Stock Award to executive officers.

10.2	Form of Stock Option Award to executive officers.

10.3	Form of Restricted Stock Unit Award to executive officers.

10.4	Form of Restricted Stock Award to non-employee directors.

10.5	Form of Stock Option Award to non-employee directors.

10.6

Amendment No. 7 to Loan and Security Agreement dated May 20, 2009 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 22, 2009. Here incorporated by reference.

10.7	Swap Transaction Confirmation. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on January 8, 2009. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date: July 29, 2009	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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

2.3

Asset Purchase Agreement dated March 31, 2008 between Rite Aid of Ohio, Inc. and Seaway Food Town, Inc., with amendments. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K, for the fiscal year ended March 29, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

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

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 20, 2007. Here incorporated by reference.

10.1	Form of Restricted Stock Award to executive officers.

10.2	Form of Stock Option Award to executive officers.

10.3	Form of Restricted Stock Unit Award to executive officers.

10.4	Form of Restricted Stock Award to non-employee directors.

10.5	Form of Stock Option Award to non-employee directors.

10.6

Amendment No. 7 to Loan and Security Agreement dated May 20, 2009 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 22, 2009. Here incorporated by reference.

10.7	Swap Transaction Confirmation. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on January 8, 2009. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.