Form 10-Q
period 2009-09-12
SPARTAN STORES INC
filed 2009-10-15
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 12, 2009.

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

As of October 12, 2009 the registrant had 22,431,783 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

          The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls and investor presentations include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "plans," "believes," "estimates," "intends," is "optimistic" or "confident" that a particular occurrence or event "will," "may," "could," "should" or "will likely" result or occur or "continue" in the future, that the "outlook" or "trend" is toward a particular result or occurrence, that a development is an "opportunity," a "priority" or "strategy" or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, release, presentation, or statement.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 28, 2009 (in particular, you should refer to the discussion of "Risk Factors" in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and strengthen our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends; and implement the other programs, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports or presentations, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

          Anticipated future sales are subject to competitive pressures from many sources. Our Distribution and Retail businesses compete with many distributors, supercenters, warehouse discount stores, supermarkets and other retail stores selling food and related products, pharmacies and product manufacturers. Future sales will be dependent on the number of retail stores that we own and operate, our ability to retain and add to the retail stores to whom we distribute, competitive pressures in the retail industry generally and our geographic markets specifically, our ability to implement effective new marketing and merchandising programs and unseasonable weather conditions. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

          Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by changes in costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions and contributions of other employers who participate in multi-employer plans to which we contribute. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws. Our accounting estimates could change and the actual effects of changes in accounting principles could deviate from our estimates due to changes in facts, assumptions, or acceptable methods, and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, general economic conditions and unemployment, particularly in Michigan, government assistance programs, or other circumstances beyond our control could have adverse effects on the availability of and our ability to operate our warehouses and other facilities, consumer buying behavior, fuel costs, shipping and transportation, product imports, product cost inflation or deflation and its impact on LIFO expense and other factors affecting our company and the grocery industry generally.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	September 12, 2009	March 28, 2009

Current assets
Cash and cash equivalents	$6,746	$6,519
Accounts receivable, net	53,673	51,470
Inventories, net	143,332	113,790
Prepaid expenses and other current assets	9,757	9,579
Deferred taxes on income	4,835	5,201
Total current assets	218,343	186,559

Other assets
Goodwill	249,492	249,303
Other, net	51,397	52,643
Total other assets	300,889	301,946

Property and equipment, net	246,360	234,806

Total assets	$765,592	$723,311

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$129,646	$97,248
Accrued payroll and benefits	27,791	35,456
Other accrued expenses	20,083	19,195
Current portion of exit costs	9,859	9,759
Current maturities of long-term debt and capital lease obligations	3,900	3,932
Total current liabilities	191,279	165,590

Long-term liabilities
Deferred income taxes	42,358	35,338
Postretirement benefits	27,246	25,401
Other long-term liabilities	19,103	20,876
Exit costs	32,120	34,786
Long-term debt and capital lease obligations	189,115	194,115
Total long-term liabilities	309,942	310,516

Commitments and contingencies (Note 6)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 22,437 and 22,213 shares outstanding	155,832	153,778
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(14,089)	(14,151)
Retained earnings	122,628	107,578
Total shareholders' equity	264,371	247,205

Total liabilities and shareholders' equity	$765,592	$723,311

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	12 Weeks Ended		24 Weeks Ended
	September 12, 2009	September 13, 2008	September 12, 2009	September 13, 2008

Net sales	$610,222	$626,830	$1,206,249	$1,213,535
Cost of sales	474,209	499,312	939,222	970,487
Gross margin	136,013	127,518	267,027	243,048

Operating expenses	114,974	104,971	230,897	205,491

Operating earnings	21,039	22,547	36,130	37,557

Other income and expenses
Interest expense	3,727	3,119	7,390	6,271
Other, net	(30)	(140)	(53)	(209)
Total other income and expenses	3,697	2,979	7,337	6,062

Earnings before income taxes and discontinued operations	17,342	19,568	28,793	31,495
Income taxes	6,845	7,969	11,452	12,748
Earnings from continuing operations	10,497	11,599	17,341	18,747

(Loss) earnings from discontinued operations, net of taxes	(63)	(963)	(48)	1,379
Net earnings	$10,434	$10,636	$17,293	$20,126

Basic earnings per share:
Earnings from continuing operations	$0.47	$0.52	$0.78	$0.85
(Loss) earnings from discontinued operations	-	(0.04)	(0.01)*	0.06
Net earnings	$0.47	$0.48	$0.77	$0.91

Diluted earnings per share:
Earnings from continuing operations	$0.47	$0.52	$0.77	$0.85
(Loss) earnings from discontinued operations	(0.01)*	(0.04)	-	0.06
Net earnings	$0.46	$0.48	$0.77	$0.91

Weighted average shares outstanding:
Basic	22,432	22,085	22,364	22,038
Diluted	22,496	22,268	22,435	22,219

*includes rounding
See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance - March 29, 2009	22,213	$153,778	$(14,151)	$107,578	$247,205

Comprehensive income, net of tax:
Net earnings	-	-	-	17,293	17,293
Change in fair value of interest rate swap, net of taxes of $40	-	-	62	-	62
Total comprehensive income	-	-	-	-	17,355

Dividends - $.10 per share	-	-	-	(2,243)	(2,243)
Stock-based employee compensation	-	2,411	-	-	2,411
Issuances of common stock and related
tax benefits on stock option exercises	7	43	-	-	43
Issuances of restricted stock and
related income tax benefits	292	520	-	-	520
Cancellations of restricted stock	(75)	(920)	-	-	(920)

Balance - September 12, 2009	22,437	$155,832	$(14,089)	$122,628	$264,371

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	24 Weeks Ended
	September 12, 2009	September 13, 2008
Cash flows from operating activities
Net earnings	$17,293	$20,126
Loss (earnings) from discontinued operations	48	(1,379)
Earnings from continuing operations	17,341	18,747
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Provision for asset impairments and exit costs	601	-
Non-cash convertible debt interest	1,591	1,467
Depreciation and amortization	16,232	12,464
Postretirement benefits expense	1,637	721
Deferred taxes on income	6,923	6,607
Stock-based compensation expense	2,406	2,622
Excess tax benefit on stock compensation	(285)	(1,471)
Other	110	(28)
Change in operating assets and liabilities:
Accounts receivable	(2,206)	310
Inventories	(29,117)	(29,182)
Prepaid expenses and other assets	254	(523)
Accounts payable	34,617	22,732
Accrued payroll and benefits	(7,819)	(8,624)
Postretirement benefits payments	(25)	(26)
Other accrued expenses and other liabilities	(1,392)	(2,482)
Net cash provided by operating activities	40,868	23,334

Cash flows from investing activities
Purchases of property and equipment	(22,707)	(24,877)
Net proceeds from the sale of assets	54	392
Acquisitions	(1,405)	-
Other	61	17
Net cash used in investing activities	(23,997)	(24,468)

Cash flows from financing activities
Net payments on revolving credit facility	(12,402)	-
Repayment of long-term borrowings	(1,863)	(4,711)
Excess tax benefit on stock compensation	285	1,471
Proceeds from exercise of stock options	28	348
Dividends paid	(1,121)	(1,105)
Net cash used in financing activities	(15,073)	(3,997)

Cash flows from discontinued operations
Net cash used in operating activities	(1,571)	(44)
Net cash provided by investing activities	-	13,785
Net cash (used in) provided by discontinued operations	(1,571)	13,741

Net increase in cash and cash equivalents	227	8,610
Cash and cash equivalents at beginning of period	6,519	19,867
Cash and cash equivalents at end of period	$6,746	$28,477

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of September 12, 2009 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

The following table sets forth the retrospective accounting impacts of the adoption of FSP APB 14-1 on the Consolidated Statement of Earnings for the quarter and year-to-date period ended September 13, 2008 and the Consolidated Balance Sheet as of March 28, 2009.
(In thousands, except per share amounts)	12 Weeks Ended September 13, 2008
	As Reported		Adjustment	As Adjusted
Consolidated Statement of Earnings:
Interest expense	$2,408		$711	$3,119
Income taxes	8,244		(275)	7,969
Earnings from continuing operations	12,035		(436)	11,599
Net earnings	11,072		(436)	10,636

Basic and diluted earnings per share:
Earnings from continuing operations	0.54	(1)	(0.02)	0.52
Net earnings	0.50	(1)	(0.02)	0.48

	24 Weeks Ended September 13, 2008
	As Reported		Adjustment	As Adjusted

Interest expense	$4,860		$1,411	$6,271
Income taxes	13,294		(546)	12,748
Earnings from continuing operations	19,612		(865)	18,747
Net earnings	20,991		(865)	20,126

Basic earnings per share:
Earnings from continuing operations	0.89	(1)	(0.04)	0.85
Net earnings	0.95	(1)	(0.04)	0.91

Diluted earnings per share:
Earnings from continuing operations	0.88	(1)	(0.03)	0.85
Net earnings	0.94	(1)	(0.03)	0.91

(1) Amounts are after giving effect to the adoption of FASB Staff Position No. 03-6-1 (see below)

(In thousands)	March 28, 2009
	As Reported		Adjustment	As Adjusted
Consolidated Balance Sheet
Other, net	$53,264		$(621)	$52,643
Deferred income taxes	27,224		8,114	35,338
Long-term debt	215,686		(21,571)	194,115
Common stock	137,358		16,420	153,778
Retained earnings	111,162		(3,584)	107,578
Total shareholders' equity	234,369		12,836	247,205

The amount of interest expense recognized and the effective interest rate for Spartan Stores' convertible senior notes were as follows:
(In thousands)	12 Weeks Ended		24 Weeks Ended
	September 12, 2009	September 13, 2008	September 12, 2009	September 13, 2008
Contractual coupon interest	$857	$857	$1,723	$1,723
Amortization of discount on convertible senior notes	801	740	1,591	1,467
Interest expense	$1,658	$1,597	$3,314	$3,190

Effective interest rate	8.125%	8.125%	8.125%	8.125%

The debt and equity components recognized for Spartan Stores' convertible senior notes were as follows:
(In thousands)	September 12, 2009		March 28, 2009

Principal amount of convertible senior notes	$110,000		$110,000
Unamortized discount	19,980	(1)	21,571
Net carrying amount	90,020		88,429
Common stock	16,420		16,420

(1) Will be recognized over a remaining period of 4.7 years.

FASB Staff Position No. EITF 03-6-1

Effective March 29, 2009, Spartan Stores adopted the provisions of FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share pursuant to the two-class method described in FASB Statement No. 128, "Earnings Per Share." FSP EITF 03-6-1 must be applied on a retrospective basis. Historically, Spartan Stores' unvested restricted shares have been included in the calculation of diluted earnings per share under the treasury stock method. In accordance with FSP EITF 03-6-1, these shares are now included in the computation of basic earnings per share. For the quarter ended September 13, 2008, basic earnings per share from continuing operations and net earnings were reduced by $0.02 and diluted earnings per share from continuing operations and net earnings were reduced by $0.01. For the year-to-date period ended September 13, 2008, basic earnings per share from continuing operations and net earnings were reduced by $0.03 and diluted earnings per share from continuing operations and net earnings were reduced by $0.02.

The following table sets forth the computation of basic and diluted earnings per share for continuing operations and net earnings:
(In thousands, except per share amounts)	12 Weeks Ended
	September 12, 2009	September 13, 2008
		As Reported	Adjustment	As Adjusted
Numerator:
Earnings from continuing operations (1)	$10,497	$12,035	$(436)	$11,599

Denominator:
Weighted average shares outstanding - basic	22,432	21,478	607	22,085
Effect of dilutive options and restricted shares outstanding	64	300	(117)	183
Weighted average shares outstanding - diluted	22,496	21,778	490	22,268

Basic earnings per share:
Earnings from continuing operations	$0.47	$0.56	$(0.04)	$0.52
Net earnings	0.47	0.52	(0.04)	0.48

Diluted earnings per share:
Earnings from continuing operations	$0.47	$0.55	$(0.03)	$0.52
Net earnings	0.46	0.51	(0.03)	0.48

(1) Retrospective application of FSP APB 14-1 resulted in the recognition of additional non-cash interest expense for the quarter ended September 13, 2008. See above.

(In thousands, except per share amounts)	24 Weeks Ended
	September 12, 2009	September 13, 2008
		As Reported	Adjustment	As Adjusted
Numerator:
Earnings from continuing operations (1)	$17,341	$19,612	$(865)	$18,747

Denominator:
Weighted average shares outstanding - basic	22,364	21,445	593	22,038
Effect of dilutive options and restricted shares outstanding	71	309	(128)	181
Weighted average shares outstanding - diluted	22,435	21,754	465	22,219

Basic earnings per share:
Earnings from continuing operations	$0.78	$0.92	$(0.07)	$0.85
Net earnings	0.77	0.98	(0.07)	0.91

Diluted earnings per share:
Earnings from continuing operations	$0.77	$0.90	$(0.05)	$0.85
Net earnings	0.77	0.96	(0.05)	0.91

(1) Retrospective application of FSP APB 14-1 resulted in the recognition of additional non-cash interest expense for the quarter and year-to-date period ended September 13, 2008. See above.

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings per share calculations because they were antidilutive were 556,406 and 354,694 for the quarters ended September 12, 2009 and September 13, 2008, respectively, and 518,021 and 284,707 for the year-to-date periods ended September 12, 2009 and September 13, 2008.

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

Restricted stock units granted in fiscal 2010 are only issuable if certain performance criteria are met, making these shares contingently issuable under SFAS No. 128, "Earnings per Share." Therefore, the restricted stock units are included in diluted earnings per share at the expected payout percentage based on performance criteria results as of the end of the respective reporting period. Accordingly, the impact of 80,500 restricted stock units for the quarter and year-to-date period ended September 12, 2009 were excluded from the computation of diluted shares.

Note 3
Exit Costs

The following table provides the activity of exit costs for our Retail segment for the 24 weeks ended September 12, 2009. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in Current liabilities and "Exit costs" in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
Balance at March 29, 2009	$44,545
Exit costs related to store closing	550
Payments, net of interest accretion	(3,116)
Balance at September 12, 2009	$41,979

Exit costs of $0.6 million were recorded related to the closing of one store for store lease obligations and severance. The store lease obligations include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 4
Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At September 12, 2009 and March 28, 2009 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	September 12, 2009	March 28, 2009

Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$3,900	$3,932
Long-term debt and capital lease obligations	189,115	194,115
Equity component of convertible debt	19,980	21,571
Total book value of debt instruments	212,995	219,618
Fair value of debt instruments	179,403	184,110
Excess of book value over fair value	$33,592	$35,508

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

At September 12, 2009 and March 28, 2009, the fair value of the interest rate swap liability was approximately $0.4 million and $0.5 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value measurements are classified within Level 2 of the hierarchy as significant observable market inputs are readily available as the basis of the fair value measurements.

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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap has been designated as a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores' senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33 percent and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25 percent (1.52 percent at September 12, 2009) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with the senior secured revolving credit facility on December 24, 2012.

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instrument designated as an interest rate cash flow hedge:
Balance Sheet Classification	September 12, 2009	March 28, 2009

Other long-term liabilities	$360	$462

The following table provides a summary of the pre-tax financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for the quarter and year-to-date period ended September 12, 2009:
	Location in Consolidated Financial Statements	12 Weeks Ended September 12, 2009	24 Weeks Ended September 12, 2009
(Loss) gain recognized in other comprehensive income	Other comprehensive income	$(922)	$102

Loss reclassified from accumulated other comprehensive loss	Interest expense	(179)	(369)

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

Note 7
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the second quarter and year-to-date periods ended September 12, 2009 and September 13, 2008:

(In thousands)
12 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 12, 2009	Sept. 13, 2008	Sept. 12, 2009	Sept. 13, 2008	Sept. 12, 2009	Sept. 13, 2008
Service cost	$681	$665	$19	$13	$30	$42
Interest cost	832	797	13	11	102	92
Expected return on plan assets	(940)	(1,082)	-	-		-
Amortization of prior service cost	(147)	(173)	-	-	(12)	(13)
Recognized actuarial net loss	152	87	10	9	5	-
Net periodic benefit cost	$578	$294	$42	$33	$125	$121

(In thousands)
24 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 12, 2009	Sept. 13, 2008	Sept. 12, 2009	Sept. 13, 2008	Sept. 12, 2009	Sept. 13, 2008
Service cost	$1,361	$1,330	$38	$26	$61	$84
Interest cost	1,664	1,595	26	22	203	185
Expected return on plan assets	(1,879)	(2,165)		-		-
Amortization of prior service cost	(294)	(345)		-	(24)	(27)
Recognized actuarial net loss	304	173	20	17	9	-
Net periodic benefit cost	$1,156	$588	$84	$65	$249	$242

No payments are required to be made in fiscal 2010 to meet the minimum funding requirements. As of September 12, 2009, no contributions have been made. Spartan Stores will assess the prudence of making an additional voluntary contribution to the plan during the third quarter of fiscal 2010.

Note 8
Taxes on Income

As of September 12, 2009, there have been no material changes to the amount of unrecognized tax benefits. Spartan Stores does not anticipate that total unrecognized tax benefits will significantly change prior to September 11, 2010.

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

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment", which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.7 million ($0.03 per diluted share) and $0.9 million ($0.04 per diluted share) in the second quarter of fiscal 2010 and 2009, respectively, as a component of Selling, general and administrative expenses in the Consolidated Statements of Earnings. Stock-based compensation expense (net of tax) was $1.5 million ($0.06 per diluted share) and $1.6 million ($0.07 per diluted share) for the year-to-date period ended September 12, 2009 and September 13, 2008, respectively.

Historically, awards have been granted in the form of stock options and restricted stock. In fiscal 2010, Spartan Stores also granted restricted stock units ("RSU's") to certain executive employees of the Company. The RSU's have a service condition and a performance condition that must be met in order for the awards to vest. Depending on whether the Company achieves specified threshold, target, or maximum levels of earnings per share as defined in the award documents, an employee could receive a number of shares of Spartan Stores common stock ranging from zero to 200 percent of the number of RSU's granted. Any shares received upon conversion are subject to a cliff vesting period ending on the third anniversary of the grant date as designated in the award documents. Compensation expense is recognized over the service vesting period if and when the Company concludes it is probable that the performance vesting condition will be satisfied. If the performance condition is not satisfied, then no compensation cost is recorded and any compensation cost previously recognized will be reversed.

The following table summarizes activity in our share-based compensation plans for the year-to-date period ended September 12, 2009:
	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards/Units	Weighted Average Grant-Date Fair Value

Outstanding at March 29, 2009	706,367	$17.99	590,693	$19.12
Granted	179,382	13.87	332,561	13.87
Exercised/Vested	(6,563)	4.30	(198,888)	15.70
Cancelled/Forfeited	(15,413)	21.97	(14,944)	20.16

Outstanding at September 12, 2009	863,773	$17.17	709,422	$17.59

Vested and expected to vest in the future at September 12, 2009	841,169	$17.12

Exercisable at September 12, 2009	387,235	$14.77

The weighted average grant-date fair value of stock options granted during the second quarter ended September 13, 2009 and September 15, 2008 was $5.50 and $9.51, respectively. The weighted average grant-date fair value of stock options granted during the year-to-date period ended September 12, 2009 and September 13, 2008 was $5.24 and $8.80, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
	24 Weeks Ended
	Sept. 12, 2009	Sept. 13, 2008

Dividend yield	1.43%	0.88%
Expected volatility	41.50-42.3%	37.55%
Risk-free interest rate	2.28-2.92%	3.28%
Expected life of option	6.25 years	6.25 years

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

As of September 12, 2009, total unrecognized compensation cost related to nonvested share-based awards granted under our stock incentive plans was $2.1 million for stock options and $10.6 million for restricted stock/units. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.6 years for stock options and 3.3 years for restricted stock/units.

Note 10
Discontinued Operations

In the first quarter of fiscal 2009, Spartan Stores completed the closure and disposition of the prescription files of 13 of the 14 remaining The Pharm stores, allowing Spartan Stores to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. In the second quarter of fiscal 2009, the closure and disposition of the prescription file of the last remaining store was completed. Total net cash proceeds of $13.8 million were received during the prior year-to-date period. Asset impairment charges and exit costs of $6.4 million were also recognized in the prior year-to-date period. The results of operations of these stores have been classified as discontinued operations in the consolidated financial statements for all periods presented.

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:
(In thousands)	12 Weeks Ended
	September 12, 2009	September 13, 2008

Loss from discontinued operations (net of taxes of ($47) and ($915))	$(63)	$(1,435)
Gain on disposal of discontinued operations (net of taxes of $301)	-	472
Total loss from discontinued operations	$(63)	$(963)

(In thousands)	24 Weeks Ended
	September 12, 2009	September 13, 2008

Loss from discontinued operations (net of taxes of ($37) and ($4,688))	$(48)	$(6,420)
Gain on disposal of discontinued operations (net of taxes of $5,695)	-	7,799
Total (loss) earnings from discontinued operations	$(48)	$1,379

Note 11
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock/units to employees and directors of $4.6 million and $4.7 million for the year-to-date periods ended September 12, 2009 and September 13, 2008, respectively. Non-cash investing activities include capital expenditures included in other accrued expenses of $0.4 million and $2.2 million for the year-to-date periods ended September 12, 2009 and September 13, 2008, respectively, and capital lease obligations of $7.6 million for the year-to-date period ended September 12, 2009.

Note 12
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
12 Weeks Ended September 12, 2009
Net sales	$250,027	$360,195	$610,222
Inter-segment sales	165,476		165,476
Depreciation and amortization	2,050	6,088	8,138
Operating earnings	10,612	10,427	21,039
Capital expenditures	1,250	10,875	12,125
12 Weeks Ended September 13, 2008
Net sales	$303,302	$323,528	$626,830
Inter-segment sales	146,957		146,957
Depreciation and amortization	1,856	4,487	6,343
Operating earnings	9,999	12,548	22,547
Capital expenditures	3,707	6,876	10,583

24 Weeks Ended September 12, 2009
Net sales	$503,394	$702,855	$1,206,249
Inter-segment sales	327,046		327,046
Depreciation and amortization	4,204	11,946	16,150
Operating earnings	18,377	17,753	36,130
Capital expenditures	4,111	18,596	22,707
24 Weeks Ended September 13, 2008
Net sales	$601,446	$612,089	$1,213,535
Inter-segment sales	280,210		280,210
Depreciation and amortization	3,622	8,463	12,085
Operating earnings	17,485	20,072	37,557
Capital expenditures	5,047	19,830	24,877

	September 12, 2009	March 28, 2009
Total assets
Distribution	$256,537	$233,450
Retail	503,228	484,029
Discontinued operations	5,827	5,832
Total	$765,592	$723,311

The following table presents sales by type of similar product and services:
	12 Weeks Ended				24 Weeks Ended
(Dollars in thousands)	September 12, 2009		September 13, 2008		September 12, 2009		September 13, 2008

Non-perishables (1)	$325,863	53%	$326,706	52%	$643,572	54%	$631,250	52%
Perishables (2)	218,681	36	223,879	36	434,289	36	428,565	35
Pharmacy	43,994	7	45,231	7	88,169	7	96,091	8
Fuel	21,684	4	31,014	5	40,219	3	57,629	5
Consolidated net sales	$610,222	100%	$626,830	100%	$1,206,249	100%	$1,213,535	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 13
Subsequent Events

Events or transactions occurring after the balance sheet date have been evaluated through October 15, 2009, the date the financial statements were issued. The financial statements do not reflect events or transactions after this date.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

          We operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 350 independently owned grocery stores and our 97 corporate owned stores. Our Retail segment operates 97 retail supermarkets in Michigan under the banners Glen's Markets, Family Fare Supermarkets, D&W Fresh Markets, Felpausch Food Centers and VG's Food and Pharmacy and 23 fuel centers/convenience stores, included at our supermarket locations, under the banners Glen's Quick Stop, Family Fare Quick Stop, D&W Fresh Markets Quick Stop and Felpausch Quick Stop. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores.

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

          In fiscal 2010, we continued with the integration of the VG's retail store acquisition. We are using the additional insight gained during the integration process to further refine our product offerings and services in these markets to address the current economic environment.

          We have launched two retail programs in fiscal 2010 that are intended to enhance the value delivered to consumers. As part of our emphasis on consumer health and wellness, we began a major nutrition guide program in our D&W and Family Fare retail stores early in the third quarter. Although consumers are looking for good value, our research indicates that they also want to eat healthy foods. Our program introduces new shelf tags that clearly and simply identify the health and nutrition benefits on approximately 16,000 products. The labels are color coded by FDA category, and we believe are easy to understand, simple to follow and help consumers to quickly identify the health and nutrition attributes of the food they buy. We also launched our Michigan's Best initiative which clearly identifies and promotes 2,400 products grown, made or processed in Michigan. Consumers in our market have a strong desire to support their state.

          We also began the implementation of our new rewards-based customer loyalty program late in the first quarter. When complete, we believe that the new customer loyalty program will provide better and more sophisticated understanding of our customers' purchasing behavior, which we will use to improve the effectiveness of our promotions, marketing and merchandising programs. We also expect the program will help solidify our long-term customer loyalty, improve our sales growth opportunities and further strengthen our market position.

          We also continued execution of our capital investment program by completing one store relocation, completing four major store remodels, substantially completing an additional major store remodel late in the second quarter and opening two new fuel centers.

          We expect the economic climate in markets where we operate to continue to weaken in the near term due to a rising unemployment rate and lower levels of tourism in northern Michigan. We will continue to make tactical adjustments to our marketing, merchandising and pricing strategies to make them more effective in the current economic environment. We will also remain focused on completing the integration of our VG's acquisition and continuing with our capital investment program. We believe these steps will position our company to benefit when the economy recovers.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		24 Weeks Ended		12 Weeks Ended	24 Weeks Ended
	Sept. 12, 2009	Sept. 13, 2008	Sept. 12, 2009	Sept. 13, 2008	Sept. 12, 2009	Sept. 12, 2009
Net sales	100.0	100.0	100.0	100.0	(2.6)	(0.6)
Gross margin	22.3	20.3	22.1	20.0	6.7	9.9
Selling, general and administrative expenses	18.9	16.7	19.1	16.9	9.5	12.1
Provision for asset impairments and exit costs	-	-	-	-	-	*
Operating earnings	3.4	3.6	3.0	3.1	(6.7)	(3.8)
Other income and expenses	0.6	0.5	0.6	0.5	24.1	21.0
Earnings before income taxes and discontinued operations	2.8	3.1	2.4	2.6	(11.4)	(8.6)
Income taxes	1.1	1.3	1.0	1.0	(14.1)	(10.2)
Earnings from continuing operations	1.7	1.8	1.4	1.6	(9.5)	(7.5)
(Loss) earnings from discontinued operations, net of taxes	(0.0)	(0.1)	(0.0)	0.1	*	*
Net earnings	1.7	1.7	1.4	1.7	(1.9)	(14.1)

* Percentage change is not meaningful

          Net Sales - Net sales for the quarter ended September 12, 2009 ("second quarter") decreased $16.6 million, or 2.6 percent, from $626.8 million in the quarter ended September 13, 2008 ("prior year second quarter") to $610.2 million. Net sales for the year-to-date period ended September 12, 2009 ("current year-to-date") decreased $7.3 million, or 0.6 percent, from $1,213.5 million in the prior year-to-date period ended September 13, 2008 ("prior year-to-date") to $1,206.2 million.

          Net sales for the second quarter in our Retail segment increased $36.7 million, or 11.3 percent, from $323.5 million in the prior year second quarter to $360.2 million. Net sales for the year-to-date period increased $90.8 million, or 14.8 percent, from $612.1 million in the prior year-to-date period to $702.9 million. The second quarter increase was primarily due to incremental sales from the recently acquired VG's retail stores of $64.4 million, partially offset by lower fuel sales of $9.3 million due to significantly lower retail fuel prices, a loss of sales of $4.9 million relating to the closures or sale of two retail stores and the temporary closing of one store that underwent a major remodel and a 5.1 percent decline in comparable store sales (excluding the effect of fuel sales). The year-to-date increase was primarily due to incremental sales from the recently acquired VG's retail stores of $133.0 million, partially offset by lower fuel sales of $17.4 million due to significantly lower retail prices, a loss of sales of $9.6 million relating to the closures or sale of three retail stores and the temporary closing of one store that underwent a major remodel and a 3.5 percent decline in comparable store sales (excluding the effect of fuel sales and the Easter holiday in the current year).

          The majority of the comparable store sales decrease was due to price deflation in three of our high-volume product categories and competitive openings. The economic uncertainty, which is causing changes in consumer purchasing behavior, such as a shift to lower priced private label products, and unseasonably cool summer weather in Northern Michigan markets that are influenced by tourism also contributed to the decrease. There was no Easter holiday during fiscal 2009. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

          We expect retail comparable sales to be in the negative low to mid single digit range for the remainder of fiscal 2010 due to the prolonged economic weakness and its effect on Michigan industry, product price deflation, lower state tourism business, competitive openings in fiscal 2010 and their comparison to strong comparable store sales in last years third quarter. We also expect distribution sales, excluding the effect of the VG's acquisition, to decline at a rate similar to the retail segment.

          Net sales for the second quarter in our Distribution segment decreased $53.3 million, or 17.6 percent, from $303.3 million in the prior year second quarter to $250.0 million. Net sales for the current year-to-date period decreased $98.0 million, or 16.3 percent, from $601.4 million in the prior year-to-date period to $503.4 million. The second quarter decrease was primarily due to the elimination of sales to VG's stores of $33.3 million (due to the acquisition), lower sales to existing customers of $16.4 million, partially driven by price deflation, and lower sales in our pharmacy distribution program of $2.5 million, partially offset by new business of $4.5 million. The year-to-date decrease was due to the elimination of sales to VG's stores of $67.6 million, lower sales to existing customers of $20.4 million and lower sales in our pharmacy distribution program of $10.2 million, partially offset by new business of $7.7 million. The current year-to-date period includes approximately $2.0 million of Easter holiday sales versus none in the prior year due to the timing of the Easter holiday.

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

          Gross margin for the second quarter increased $8.5 million, or 6.7 percent, from $127.5 million in the prior year second quarter to $136.0 million. As a percent of net sales, gross margin for the second quarter increased to 22.3 percent from 20.3 percent. Gross margin for the year-to-date period increased $24.0 million, or 9.9 percent, from $243.0 million in the prior year-to-date period to $267.0 million. As a percent of net sales, gross margin for the year-to-date period increased to 22.1 percent from 20.0 percent. For the second quarter and year-to-date period, the increase in the gross margin rate was driven by an increase in the mix of higher margin retail sales as a percentage of consolidated sales resulting from the acquisition of VG's.

          Operating Expenses - Operating expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          Operating expenses for the second quarter increased $10.0 million, or 9.5 percent, from $105.0 million in the prior year second quarter to $115.0 million. As a percent of net sales, operating expenses were 18.9 percent for the second quarter compared to 16.7 percent in the prior year second quarter. Operating expenses for the year-to-date period increased $24.8 million, or 12.1 percent, from $205.5 million in the prior year-to-date period to $230.3 million. As a percent of net sales, operating expenses were 19.1 percent for the current year-to-date period compared to 16.9 percent in the prior year-to-date period.

          The net increase in second quarter operating expenses was primarily due to the following:
•	Added operating costs associated with the acquired VG's retail stores of $15.9 million.
•	Decreased compensation and benefits of $2.5 million due to reductions in store labor, incentive compensation and other cost containment initiatives.
•	Decreased transportation fuel costs of $1.1 million.
•	Decreased operating costs associated with three closed/sold stores of $1.1 million.

          The net increase in year-to-date operating expenses was primarily due to the following:
•	Added operating costs associated with the acquired VG's retail stores of $32.4 million.
•	Decreased compensation and benefits of $2.1 million due to reductions in store labor, incentive compensation and other cost containment initiatives.
•	Decreased operating costs associated with four closed/sold stores of $2.1 million.
•	Decreased transportation fuel costs of $2.0 million.
•	Costs related to the introduction of a new customer loyalty program and of $0.6 million.

          Asset Impairment and Exit Costs - Asset impairment and exit costs of $0.6 million were incurred in the first quarter related to the closing of one underperforming retail store.

          Interest Expense - Interest expense increased $0.6 million from $3.1 million in the prior year second quarter to $3.7 million. Interest expense increased $1.1 million from $6.3 million in the prior year-to-date period to $7.4 million. The increases were due to higher average outstanding borrowings due to the acquisition of VG's.

          On January 2, 2009, we entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under our senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, we have agreed to pay the counterparty a fixed interest rate of 3.33 percent and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25 percent (1.52 percent at September 12, 2009) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with the senior secured revolving credit facility on December 24, 2012.

          Effective March 29, 2009 we adopted FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP No. APB 14-1). In short, this requires that we recognize non-cash interest expense on our $110.0 million convertible senior notes. FSP No. APB 14-1 must be applied on a retrospective basis; therefore, upon adoption we retroactively recorded additional non-cash interest expense of approximately $0.7 million and $1.4 million, pre-tax, in the prior year second quarter and year-to-date period.

          Income Taxes - The effective tax rate is 39.5% and 39.8% for the second quarter and current year-to-date period, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes.

Discontinued Operations

          Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

          In the first and second quarters of fiscal 2009, we completed the closure and disposition of the prescription files of The Pharm stores, allowing us to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. Cash proceeds of $13.8 million were received. Asset impairment charges and exit costs of $6.4 million were recognized.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)
	September 12, 2009	September 13, 2008
Net cash provided by operating activities	$40,868	$23,334
Net cash used in investing activities	(23,997)	(24,468)
Net cash used in financing activities	(15,073)	(3,997)
Net cash (used in) provided by discontinued operations	(1,571)	13,741
Net increase in cash and cash equivalents	227	8,610
Cash and cash equivalents at beginning of period	6,519	19,867
Cash and cash equivalents at end of period	$6,746	$28,477

          Net cash provided by operating activities increased from the prior year-to-date period primarily due to improved inventory leverage and working capital management.

          Net cash used in investing activities decreased during the current fiscal year primarily due to a decrease in capital expenditures of $2.2 million to $22.7 million, of which our Retail and Distribution segments utilized 82 percent and 18 percent, respectively. Expenditures were used for new stores, store remodels and refurbishments, new fuel centers and new equipment and software. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. Our current available borrowings are over $117 million above these limits as of September 12, 2009 and we do not expect to fall below these levels. We expect capital expenditures to range from $48.0 million to $52.0 million for fiscal 2010.

          Net cash used in financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. Payments on long-term borrowings were $14.3 million and $4.7 million for the current year-to-date period and prior year-to-date period, respectively. Cash dividends of $1.1 million were paid in each year-to-date period. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at September 12, 2009 are $3.9 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores' senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33 percent and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25 percent (1.52 percent at September 12, 2009) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with the senior secured revolving credit facility on December 24, 2012.

          Net cash (used in) provided by discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the proceeds from the sale of assets and the payment of store exit cost reserves, insurance run-off claims and other liabilities. Included in the prior year cash flows from discontinued operations are proceeds on the disposal of assets of $13.8 million. We expect cash used in our discontinued operations will be approximately $4.0 million to $5.0 million in fiscal 2010.

          Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of September 12, 2009, our revolving credit facility had outstanding borrowings of $52.5 million, available borrowings of $137.2 million and maximum availability of $147.2 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

          Our current ratio increased to 1.14:1.00 at September 12, 2009 from 1.13:1.00 at March 28, 2009 and our investment in working capital was $27.1 million at September 12, 2009 versus $21.0 million at March 28, 2009, primarily due to a reduction in our incentive compensation liability. Our debt to total capital ratio at September 12, 2009 was 0.42:1.00 versus 0.44:1.00 at March 28, 2009. The improvement in the debt to capital ratio is due to net earnings and a reduction in outstanding borrowings.

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 28, 2009. At September 12, 2009, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

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

          The following table shows the indebtedness and other liabilities of our subsidiaries as of September 12, 2009:

Spartan Stores Subsidiaries Only
(In thousands)
September 12, 2009
Current Liabilities
Accounts payable	$128,344
Accrued payroll and benefits	27,240
Other accrued expenses	19,723
Current portion of exit costs	9,859
Current maturities of long-term debt and capital lease obligations	3,900
Total current liabilities	189,066

Long-term Liabilities
Postretirement benefits	26,457
Other long-term liabilities	18,537
Exit costs	32,120
Long-term debt and capital lease obligations	46,557
Total long-term liabilities	123,671

Total Subsidiary Liabilities	312,737
Operating Leases	160,476
Total Subsidiary Liabilities and Operating Leases	$473,213

Ratio of Earnings to Fixed Charges

          Our ratio of earnings to fixed charges was 3.7:1.00 and 4.5:1.00 for the second quarter and prior year second quarter, respectively, and 3.8:1.00 for the year-to-date and prior year-to-date periods. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

          We had letters of credit of $4.1 million outstanding and unused at September 12, 2009. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

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

          In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1), that changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 requires us to recognize non-cash interest expense on our $110 million convertible senior notes based on the market rate for similar debt instruments without the conversion feature as of the date of debt issuance. FSP APB 14-1 was adopted on March 29, 2009 and was applied on a retrospective basis. As required, upon adoption on March 29, 2009, we retroactively recorded additional non-cash interest expense of approximately $0.7 million and $1.4 million for the prior year second quarter and year-to-date period, respectively. We also retroactively recorded an increase in shareholders' equity of $16.4 million, net of deferred taxes, and a decrease in long-term debt of $27.6 million.

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

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of September 12, 2009 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

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

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
June 21 - July 18, 2009

Employee Transactions	56		$12.17

July 19 - August 15, 2009

Employee Transactions	-	$

August 16 - September 12, 2009

Employee Transactions	305		$13.33

Total for Second Quarter ended September 12, 2009	361		$13.15

ITEM 4.	Submission of Matters to a Vote of Security Holders

          Spartan Stores held its 2009 annual meeting on August 12, 2009. At the meeting, the following matters were submitted to a vote of the shareholders:

1.	Election of three directors;
2.	Approval of an amendment to the Spartan Stores, Inc. 2005 Stock Incentive Plan;
3.	Approval of the Spartan Stores, Inc. Associate Stock Purchase Plan of 2009; and
4.	Ratification of the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal 2009.

          The following three persons were duly elected at the meeting:
	Term Expiring	Votes For	Votes Withheld
M. Shan Atkins	2012	20,070,200	849,696
Dr. Frank M. Gambino	2012	20,074,031	845,865
Timothy J. O'Donovan	2012	20,078,327	841,569

          The following five persons continue to serve as directors of Spartan Stores: Craig C. Sturken, Frederick J. Morganthall, II and Dennis Eidson are currently serving terms that will expire at Spartan Stores' 2010 annual meeting of shareholders and Elizabeth A. Nickels and James F. Wright are currently serving terms that will expire at Spartan Stores' 2011 annual meeting of shareholders. Kenneth T. Stevens resigned from the Board of Directors effective September 11, 2009.

          The shareholders voted on proposals to approve an amendment to the Spartan Stores, Inc. 2005 Stock Incentive Plan, approve the Spartan Stores, Inc. Associate Stock Purchase Plan of 2009 and ratify the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal year 2010. The shareholders approved each proposal. Shares were voted as follows:
Proposal	For	Against	Abstain	Broker Non- Votes

Proposal to approve an amendment to the Spartan Stores, Inc. 2005 Stock Incentive Plan	15,349,101	3,113,324	108,519	2,348,952
Proposal to approve the Spartan Stores, Inc. Associate Stock Purchase Plan of 2009	18,210,580	254,284	106,080	2,348,952
Proposal to ratify the selection of Deloitte & Touche LLP as Spartan Stores' independent auditors for fiscal year 2010.	19,116,355	1,702,027	101,513	1

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

10.1

Spartan Stores, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-8 on September 4, 2009. Here incorporated by reference.

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
SPARTAN STORES, INC. (Registrant)

Date: October 15, 2009	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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

10.1

Spartan Stores, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-8 on September 4, 2009. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.