Form 10-Q
period 2010-01-02
SPARTAN STORES INC
filed 2010-02-04
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2010.

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

As of February 1, 2010 the registrant had 22,453,134 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

          The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls and investor presentations include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "plans," "believes," "estimates," "intends," is "optimistic" or "confident" that a particular occurrence or event "began," "will," "may," "could," "should" or "will likely" result or occur or "continue" in the future, that the "outlook" or "trend" is toward a particular result or occurrence, that a development is an "opportunity," a "priority" or "strategy" or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, release, presentation, or statement.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 28, 2009 (in particular, you should refer to the discussion of "Risk Factors" in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and strengthen our retail-store performance; assimilate acquired stores; successfully transition our Plymouth distribution operations to our Grand Rapids distribution center; maintain or grow sales; respond successfully to competitors; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends; and implement the other programs, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports or presentations, our press releases and our public comments is not certain and will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

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

          Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by changes in costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses of, or financial difficulties of, customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions and contributions of other employers who participate in multi-employer plans to which we contribute. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws and related interpretations. Our accounting estimates could change and the actual effects of changes in accounting principles could deviate from our estimates due to changes in facts, assumptions, or acceptable methods, and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, severe weather, general economic conditions and unemployment, particularly in Michigan, government assistance programs, or other circumstances beyond our control could have adverse effects on the availability of and our ability to operate our warehouses and other facilities, consumer buying behavior, fuel costs, shipping and transportation, product imports, product cost inflation or deflation and its impact on LIFO expense and other factors affecting our company and the grocery industry generally. A combination of the aforementioned factors coupled with a prolonged general economic recession could result in goodwill and other long-lived asset impairment charges.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	January 2, 2010	March 28, 2009

Current assets
Cash and cash equivalents	$7,180	$6,519
Accounts receivable, net	52,020	51,470
Inventories, net	135,718	113,790
Prepaid expenses and other current assets	9,531	9,579
Deferred taxes on income	4,174	5,201
Total current assets	208,623	186,559

Other assets
Goodwill	251,491	249,303
Other, net	55,809	52,643
Total other assets	307,300	301,946

Property and equipment, net	249,915	234,806

Total assets	$765,838	$723,311

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$112,457	$97,248
Accrued payroll and benefits	30,394	35,456
Other accrued expenses	20,805	19,195
Current portion of exit costs	10,234	9,759
Current maturities of long-term debt and capital lease obligations	3,883	3,932
Total current liabilities	177,773	165,590

Long-term liabilities
Deferred income taxes	46,277	35,338
Postretirement benefits	23,029	25,401
Other long-term liabilities	18,521	20,876
Exit costs	30,408	34,786
Long-term debt and capital lease obligations	199,921	194,115
Total long-term liabilities	318,156	310,516

Commitments and contingencies (Note 6)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 22,453 and 22,213 shares outstanding	157,360	153,778
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(13,984)	(14,151)
Retained earnings	126,533	107,578
Total shareholders' equity	269,909	247,205

Total liabilities and shareholders' equity	$765,838	$723,311

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	16 Weeks Ended		40 Weeks Ended
	January 2, 2010	January 3, 2009	January 2, 2010	January 3, 2009

Net sales	$786,930	$781,949	$1,993,179	$1,995,484
Cost of sales	621,439	624,509	1,560,661	1,594,996
Gross margin	165,491	157,440	432,518	400,488

Operating expenses	151,813	139,552	382,710	345,043

Operating earnings	13,678	17,888	49,808	55,445

Other income and expenses
Interest expense	5,188	4,190	12,578	10,461
Other, net	(43)	(142)	(96)	(351)
Total other income and expenses	5,145	4,048	12,482	10,110

Earnings before income taxes and discontinued operations	8,533	13,840	37,326	45,335
Income taxes	3,272	5,754	14,724	18,502
Earnings from continuing operations	5,261	8,086	22,602	26,833

(Loss) earnings from discontinued operations, net of taxes	(232)	229	(280)	1,608
Net earnings	$5,029	$8,315	$22,322	$28,441

Basic earnings per share:
Earnings from continuing operations	$0.23	$0.37	$1.01	$1.22
(Loss) earnings from discontinued operations	(0.01)	0.01	(0.01)	0.07
Net earnings	$0.22	$0.38	$1.00	$1.29

Diluted earnings per share:
Earnings from continuing operations	$0.23	$0.36	$1.01	$1.21
(Loss) earnings from discontinued operations	(0.01)	0.01	(0.02)*	0.07
Net earnings	$0.22	$0.37	$0.99	$1.28

Weighted average shares outstanding:
Basic	22,436	22,130	22,393	22,075
Diluted	22,515	22,305	22,468	22,253

*Includes rounding
See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance - March 29, 2009	22,213	$153,778	$(14,151)	$107,578	$247,205

Comprehensive income, net of tax:
Net earnings	-	-	-	22,322	22,322
Change in fair value of interest rate swap, net of taxes of $107			167		167
Total comprehensive income					22,489

Dividends - $.15 per share	-	-	-	(3,367)	(3,367)
Stock-based employee compensation	-	3,802	-	-	3,802
Issuances of common stock and related
tax benefits on stock option exercises	27	220	-	-	220
Issuances of restricted stock and
related income tax benefits	293	489	-	-	489
Cancellations of restricted stock	(80)	(929)	-	-	(929)

Balance - January 2, 2010	22,453	$157,360	$(13,984)	$126,533	$269,909

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	40 Weeks Ended
	January 2, 2010	January 3, 2009
Cash flows from operating activities
Net earnings	$22,322	$28,441
Loss (earnings) from discontinued operations	280	(1,608)
Earnings from continuing operations	22,602	26,833
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Provision for asset impairments and exit costs	1,316	-
Non-cash convertible debt interest	2,686	2,478
Depreciation and amortization	26,908	21,088
Postretirement benefits expense	2,601	1,023
Deferred taxes on income	10,995	17,754
Stock-based compensation expense	3,797	4,047
Excess tax benefit on stock compensation	(328)	(1,924)
Other	126	13
Change in operating assets and liabilities:
Accounts receivable	16	8,123
Inventories	(21,907)	(14,469)
Prepaid expenses and other assets	978	(1,312)
Accounts payable	16,601	3,388
Accrued payroll and benefits	(5,181)	(2,968)
Postretirement benefits payments	(5,249)	(3,387)
Other accrued expenses and other liabilities	(1,631)	(13,863)
Net cash provided by operating activities	54,330	46,824

Cash flows from investing activities
Purchases of property and equipment	(37,623)	(42,557)
Net proceeds from the sale of assets	108	815
Acquisitions, net of cash acquired	(4,821)	(101,773)
Other	(1,372)	3
Net cash used in investing activities	(43,708)	(143,512)

Cash flows from financing activities
Net (payments on) proceeds from revolving credit facility	(1,504)	85,485
Repayment of long-term borrowings	(3,067)	(10,326)
Excess tax benefit on stock compensation	328	1,924
Proceeds from exercise of stock options	190	844
Dividends paid	(3,367)	(3,317)
Net cash (used in) provided by financing activities	(7,420)	74,610

Cash flows from discontinued operations
Net cash used in operating activities	(2,559)	(1,933)
Net cash provided by investing activities	18	13,794
Net cash (used in) provided by discontinued operations	(2,541)	11,861

Net increase (decrease) in cash and cash equivalents	661	(10,217)
Cash and cash equivalents at beginning of period	6,519	19,867
Cash and cash equivalents at end of period	$7,180	$9,650

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of January 2, 2010 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2
Changes in Accounting Principles

ASC Subtopic 470-20

Effective March 29, 2009, Spartan Stores adopted the provisions of Accounting Standards Codification (ASC) Subtopic 470-20 ("ASC 470-20", originally issued as Financial Accounting Standards Board (FASB) Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)"), which changed the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. Spartan Stores is required to recognize non-cash interest expense on its $110 million convertible senior notes based on the market rate for similar debt instruments without the conversion feature. Convertible debt instruments are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds from the issuance and the amount reflected as a debt liability is assigned to equity. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the consolidated statements of earnings. Additionally, transaction costs incurred with third parties shall be allocated to and accounted for as debt issuance costs and equity issuance costs in proportion to the allocation of proceeds between the liability and equity component, respectively. Retrospective application to all periods presented is required.

The following table sets forth the retrospective accounting impacts of the adoption of ASC 470-20 on the Consolidated Statement of Earnings for the quarter and year-to-date period ended January 3, 2009 and the Consolidated Balance Sheet as of March 28, 2009.
(In thousands, except per share amounts)	16 Weeks Ended January 3, 2009
	As Reported		Adjustment	As Adjusted
Consolidated Statement of Earnings:
Interest expense	$3,216		$974	$4,190
Income taxes	6,132		(378)	5,754
Earnings from continuing operations	8,682		(596)	8,086
Net earnings	8,911		(596)	8,315

Basic earnings per share:
Earnings from continuing operations	0.39	(1)	(0.02)	0.37
Net earnings	0.40	(1)	(0.02)	0.38

Diluted earnings per share:
Earnings from continuing operations	0.39	(1)	(0.03)	0.36
Net earnings	0.40	(1)	(0.03)	0.37

	40 Weeks Ended January 3, 2009
	As Reported		Adjustment	As Adjusted

Interest expense	$8,076		$2,385	$10,461
Income taxes	19,426		(924)	18,502
Earnings from continuing operations	28,294		(1,461)	26,833
Net earnings	29,902		(1,461)	28,441

Basic earnings per share:
Earnings from continuing operations	1.28	(1)	(0.06)	1.22
Net earnings	1.35	(1)	(0.06)	1.29

Diluted earnings per share:
Earnings from continuing operations	1.27	(1)	(0.06)	1.21
Net earnings	1.34	(1)	(0.06)	1.28

(1) Amounts are after giving effect to the adoption of ASC 260 (see below)

(In thousands)	March 28, 2009
	As Reported	Adjustment	As Adjusted
Consolidated Balance Sheet
Other, net	$53,264	$(621)	$52,643
Deferred income taxes	27,224	8,114	35,338
Long-term debt	215,686	(21,571)	194,115
Common stock	137,358	16,420	153,778
Retained earnings	111,162	(3,584)	107,578
Total shareholders' equity	234,369	12,836	247,205

The amount of interest expense recognized and the effective interest rate for Spartan Stores' convertible senior notes were as follows:
(In thousands)	16 Weeks Ended		40 Weeks Ended
	January 2, 2010	January 3, 2009	January 2, 2010	January 3, 2009
Contractual coupon interest	$1,142	$1,142	$2,865	$2,865
Amortization of discount on convertible senior notes	1,094	1,011	2,686	2,478
Interest expense	$2,236	$2,153	$5,551	$5,343

Effective interest rate	8.125%	8.125%	8.125%	8.125%

The debt and equity components recognized for Spartan Stores' convertible senior notes were as follows:
(In thousands)	January 2, 2010		March 28, 2009

Principal amount of convertible senior notes	$110,000		$110,000
Unamortized discount	18,885	(1)	21,571
Net carrying amount	91,115		88,429
Common stock	16,420		16,420

(1) Will be recognized over a remaining period of 4.4 years.

ASC Topic 260

Effective March 29, 2009, Spartan Stores adopted the updated provisions of ASC Topic 260 ( originally issued as FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities"). The updated provisions of ASC 260 clarify that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share pursuant to the two-class method. The updated provisions of ASC 260 must be applied on a retrospective basis. Historically, Spartan Stores' unvested restricted shares have been included in the calculation of diluted earnings per share under the treasury stock method. These shares are now included in the computation of basic earnings per share. For the quarter ended January 3, 2009, basic and diluted earnings per share from continuing operations and net earnings were reduced by $0.01. For the year-to-date period ended January 3, 2009, basic earnings per share from continuing operations and net earnings were reduced by $0.04 and diluted earnings per share from continuing operations and net earnings were reduced by $0.03.

The following table sets forth the computation of basic and diluted earnings per share for continuing operations and net earnings:
(In thousands, except per share amounts)	16 Weeks Ended
	January 2, 2010	January 3, 2009
		As Reported	Adjustment	As Adjusted
Numerator:
Earnings from continuing operations (1)	$5,261	$8,682	$(596)	$8,086

Denominator:
Weighted average shares outstanding - basic	22,436	21,547	583	22,130
Effect of dilutive options and restricted shares outstanding	79	314	(139)	175
Weighted average shares outstanding - diluted	22,515	21,861	444	22,305

Basic earnings per share:
Earnings from continuing operations	$0.23	$0.40	$(0.03)	$0.37
Net earnings	0.22	0.41	(0.03)	0.38

Diluted earnings per share:
Earnings from continuing operations	$0.23	$0.40	$(0.04)	$0.36
Net earnings	0.22	0.41	(0.04)	0.37

(1) Retrospective application of ASC 470-20 resulted in the recognition of additional non-cash interest expense for the quarter ended January 3, 2009. See above.

(In thousands, except per share amounts)	40 Weeks Ended
	January 2, 2010	January 3, 2009
		As Reported	Adjustment	As Adjusted
Numerator:
Earnings from continuing operations (1)	$22,602	$28,294	$(1,461)	$26,833

Denominator:
Weighted average shares outstanding - basic	22,393	21,486	589	22,075
Effect of dilutive options and restricted shares outstanding	75	311	(133)	178
Weighted average shares outstanding - diluted	22,468	21,797	456	22,253

Basic earnings per share:
Earnings from continuing operations	$1.01	$1.32	$(0.10)	$1.22
Net earnings	1.00	1.39	(0.10)	1.29

Diluted earnings per share:
Earnings from continuing operations	$1.01	$1.30	$(0.09)	$1.21
Net earnings	0.99	1.37	(0.09)	1.28

(1) Retrospective application of ASC 470-20 resulted in the recognition of additional non-cash interest expense for the quarter and year-to-date period ended January 3, 2009. See above.

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings per share calculations because they were antidilutive were 537,985 and 250,270 for the quarters ended January 2, 2010 and January 3, 2009, respectively, and 532,091 and 321,480 for the year-to-date periods ended January 2, 2010 and January 3, 2009.

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

Restricted stock units granted in fiscal 2010 are only issuable if certain performance criteria are met, making these shares contingently issuable under ASC Topic 260. Therefore, the restricted stock units are included in diluted earnings per share at the expected payout percentage based on performance criteria results as of the end of the respective reporting period. Accordingly, the impact of 83,083 restricted stock units for the quarter and year-to-date period ended January 2, 2010 were excluded from the computation of diluted shares.

Note 3
Asset Impairment and Exit Costs

The following table provides the activity of exit costs for our Retail segment for the 40 weeks ended January 2, 2010. Exit costs recorded in the Consolidated Balance Sheets are included in "Current portion of exit costs" in Current liabilities and "Exit costs" in Long-term liabilities based on when the obligations are expected to be paid.
(In thousands)

Balance at March 29, 2009	$44,545
Exit costs related to store closings	1,111
Changes in estimates	(100)
Payments, net of interest accretion	(4,914)
Balance at January 2, 2010	$40,642

Asset impairments of $0.2 million and exit costs of $1.1 million were recognized related to the closing of two stores for store lease obligations and severance. The store lease obligations include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 4
Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At January 2, 2010 and March 28, 2009 the estimated fair value and the book value of our debt instruments were as follows:
(In thousands)	January 2, 2010	March 28, 2009

Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$3,883	$3,932
Long-term debt and capital lease obligations	199,921	194,115
Equity component of convertible debt	18,885	21,571
Total book value of debt instruments	222,689	219,618
Fair value of debt instruments	197,969	184,110
Excess of book value over fair value	$24,720	$35,508

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities.

In September 2006, the FASB issued ASC Topic 820 ("ASC 820", originally issued as SFAS No. 157, "Fair Value Measurements"). ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. Effective March 30, 2008, Spartan Stores adopted the provisions of ASC 820 related to financial assets and liabilities recognized or disclosed on a recurring basis. Additionally, on March 29, 2009, Spartan Stores began applying the principles of ASC 820 to non-financial assets and liabilities. Adoption of ASC 820 had no impact on the consolidated financial statements.

ASC 820 prioritizes the inputs to valuation techniques used to measure fair value into the following hierarchy:

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

At January 2, 2010 and March 28, 2009, the fair value of the interest rate swap liability was approximately $0.2 million and $0.5 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value measurements are classified within Level 2 of the hierarchy as significant observable market inputs are readily available as the basis of the fair value measurements.

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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap has been designated as a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores' senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33 percent and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25 percent (1.48 percent at January 2, 2010) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with the senior secured revolving credit facility on December 24, 2012.

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instrument designated as an interest rate cash flow hedge:
Balance Sheet Classification	January 2, 2010	March 28, 2009

Other long-term liabilities	$188	$462

The following table provides a summary of the financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for the quarter and year-to-date period ended January 2, 2010:
	Location in Consolidated Financial Statements	16 Weeks Ended January 2, 2010	40 Weeks Ended January 2, 2010
Gain, net of taxes, recognized in other comprehensive income	Other comprehensive income	$105	$167

Pre-tax loss reclassified from accumulated other comprehensive loss	Interest expense	(237)	(606)

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

Note 7
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the third quarter and year-to-date periods ended January 2, 2010 and January 3, 2009:

(In thousands)
16 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Jan. 2, 2010	Jan. 3, 2009	Jan. 2, 2010	Jan. 3, 2009	Jan. 2, 2010	Jan. 3, 2009
Service cost	$908	$665	$25	$13	$41	$42
Interest cost	1,109	797	18	11	135	93
Expected return on plan assets	(1,252)	(1,082)	-	-	-	-
Amortization of prior service cost	(196)	(173)	-	-	(16)	(13)
Recognized actuarial net loss	202	87	13	9	6	-
Net periodic benefit cost	$771	$294	$56	$33	$166	$122

(In thousands)
40 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Jan. 2, 2010	Jan. 3, 2009	Jan. 2, 2010	Jan. 3, 2009	Jan. 2, 2010	Jan. 3, 2009
Service cost	$2,269	$1,995	$63	$39	$102	$126
Interest cost	2,773	2,392	44	33	338	278
Expected return on plan assets	(3,130)	(3,247)	-	-	-	-
Amortization of prior service cost	(490)	(518)	-	(1)	(41)	(40)
Recognized actuarial net loss	506	260	33	27	16	-
Net periodic benefit cost	$1,928	$882	$140	$98	$415	$364

No payments are required to be made in fiscal 2010 to meet the minimum funding requirements; however, Spartan Stores made a voluntary contribution of $5.2 million in the third quarter to move the plan closer to a fully funded status and reduce future pension expense.

Note 8
Taxes on Income

As of January 2, 2010, there have been no material changes to the amount of unrecognized tax benefits. Spartan Stores does not anticipate that total unrecognized tax benefits will significantly change prior to January 1, 2011.

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

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of ASC Topic 718 ("ASC 718", originally issued as SFAS No. 123(R), "Share-Based Payment - Revised") which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.9 million ($0.04 per diluted share) and $0.8 million ($0.04 per diluted share) in the third quarter of fiscal 2010 and 2009, respectively, as a component of Selling, general and administrative expenses in the Consolidated Statements of Earnings. Stock-based compensation expense (net of tax) was $2.3 million ($0.10 per diluted share) and $2.4 million ($0.11 per diluted share) for the year-to-date period ended January 2, 2010 and January 3, 2009, respectively.

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

The following table summarizes activity in the share-based compensation plans for the year-to-date period ended January 2, 2010:
	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value

Outstanding at March 29, 2009	706,367	$17.99	590,693	$19.12
Granted	179,382	13.87	333,746	13.88
Exercised/Vested	(26,744)	7.11	(202,429)	15.67
Cancelled/Forfeited	(25,437)	20.70	(19,047)	18.91

Outstanding at January 2, 2010	833,568	$17.37	702,963	$17.59

Vested and expected to vest in the future at January 2, 2010	813,668	$17.33

Exercisable at January 2, 2010	367,541	$15.11

The weighted average grant-date fair value of stock options granted during the third quarter ended January 3, 2009 was $9.35. No stock options were granted during the third quarter ended January 2, 2010. The weighted average grant-date fair value of stock options granted during the year-to-date period ended January 2, 2010 and January 3, 2009 was $5.26 and $8.92, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:

40 Weeks Ended
	January 2, 2010	January 3, 2009

Dividend yield	1.43%	0.86% - 0.88%
Expected volatility	41.50% - 42.30%	37.55% - 38.56%
Risk-free interest rate	2.28% - 2.92%	3.16% - 3.28%
Expected life of option	6.25 years	6.25 years

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

As of January 2, 2010, total unrecognized compensation cost related to nonvested share-based awards granted under our stock incentive plans was $1.8 million for stock options and $9.9 million for restricted stock/units. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.4 years for stock options and 3.1 years for restricted stock/units.

Note 10
Discontinued Operations

In the first and second quarters of fiscal 2009, Spartan Stores completed the closure and disposition of the prescription files of the 14 remaining The Pharm stores, allowing Spartan Stores to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. Total net cash proceeds of $13.8 million were received during the prior year-to-date period. Asset impairment charges and exit costs of $6.4 million were also recognized in the prior year-to-date period. The results of operations of these stores have been classified as discontinued operations in the consolidated financial statements for all periods presented.

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:
(In thousands)	16 Weeks Ended
	January 2, 2010	January 3, 2009

(Loss) earnings from discontinued operations (net of taxes of ($158) and $148)	$(232)	$157
Gain on disposal of discontinued operations (net of taxes of $67)	-	72
Total (loss) earnings from discontinued operations	$(232)	$229

(In thousands)	40 Weeks Ended
	January 2, 2010	January 3, 2009

Loss from discontinued operations (net of taxes of ($195) and ($4,665))	$(280)	$(6,138)
Gain on disposal of discontinued operations (net of taxes of $5,887)	-	7,746
Total (loss) earnings from discontinued operations	$(280)	$1,608

Note 11
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock/units to employees and directors of $4.6 million and $5.0 million for the year-to-date periods ended January 2, 2010 and January 3, 2009, respectively. Non-cash investing activities include capital expenditures included in other accrued expenses of $2.0 million and $2.8 million for the year-to-date periods ended January 2, 2010 and January 3, 2009, respectively, and capital lease obligations of $7.6 million and $0.3 million for the year-to-date periods ended January 2, 2010 and January 3, 2009.

Note 12
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
16 Weeks Ended January 2, 2010
Net sales	$343,554	$443,376	$786,930
Inter-segment sales	215,264		215,264
Depreciation and amortization	2,506	8,022	10,528
Operating earnings	11,745	1,933	13,678
Capital expenditures	2,447	12,469	14,916
16 Weeks Ended January 3, 2009
Net sales	$397,947	$384,002	$781,949
Inter-segment sales	196,313		196,313
Depreciation and amortization	2,528	5,852	8,380
Operating earnings	11,065	6,823	17,888
Capital expenditures	4,814	12,866	17,680

40 Weeks Ended January 2, 2010
Net sales	$846,948	$1,146,231	$1,993,179
Inter-segment sales	542,310		542,310
Depreciation and amortization	6,710	19,968	26,678
Operating earnings	30,122	19,686	49,808
Capital expenditures	6,558	31,065	37,623
40 Weeks Ended January 3, 2009
Net sales	$999,393	$996,091	$1,995,484
Inter-segment sales	476,523		476,523
Depreciation and amortization	6,150	14,315	20,465
Operating earnings	28,550	26,895	55,445
Capital expenditures	9,861	32,696	42,557

	January 2, 2010	March 28, 2009
Total assets
Distribution	$241,228	$233,450
Retail	518,926	484,029
Discontinued operations	5,684	5,832
Total	$765,838	$723,311

The following table presents sales by type of similar product and services:
	16 Weeks Ended				40 Weeks Ended
(Dollars in thousands)	January 2, 2010		January 3, 2009		January 2, 2010		January 3, 2009

Non-perishables (1)	$429,211	54%	$421,543	54%	$1,072,783	54%	$1,052,793	53%
Perishables (2)	266,443	34	277,445	36	700,732	35	706,010	35
Pharmacy	60,510	8	57,501	7	148,679	7	153,592	8
Fuel	30,766	4	25,460	3	70,985	4	83,089	4
Consolidated net sales	$786,930	100%	$781,949	100%	$1,993,179	100%	$1,995,484	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 13
Subsequent Events

At the beginning of the fourth quarter of fiscal 2010, Spartan Stores began implementing the conclusions of a comprehensive, multi-year supply chain optimization study. Spartan Stores reached an agreement with the Teamsters Local 337 to transition its Plymouth, Michigan dry grocery distribution operation to its Grand Rapids, Michigan facility. The transition is expected to be substantially complete by the end of the fourth quarter of fiscal 2010. Also, in the fourth quarter of fiscal 2010, we implemented an administrative cost reduction initiative by eliminating certain positions. As a result of the closing and optimization of the warehouse facility, in addition to administrative cost reduction and real estate initiatives, we expect to incur a fiscal 2010 fourth quarter net after tax charge of approximately $2.5 million for severance and other related one-time costs. We also expect to incur a fiscal 2011 first quarter after tax benefit of approximately $0.2 million to $0.6 million for a favorable LIFO inventory benefit due to inventory reductions, net of lease termination and additional distribution center closing costs that are anticipated to occur during the quarter. Excluding the previously mentioned charges, annualized after tax cost savings from these initiatives are expected to range from approximately $2.0 million to $3.0 million.

Events or transactions occurring after the balance sheet date have been evaluated through February 4, 2010, the date the financial statements were issued. The financial statements do not reflect events or transactions after this date.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

          We operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 350 independently owned grocery stores and our 96 corporate owned stores. Our Retail segment operates 96 retail supermarkets in Michigan under the banners Glen's Markets, Family Fare Supermarkets, D&W Fresh Markets, Felpausch Food Centers and VG's Food and Pharmacy and 24 fuel centers/convenience stores, included at our supermarket locations, under the banners Glen's Quick Stop, Family Fare Quick Stop, D&W Fresh Markets Quick Stop, Felpausch Quick Stop and VG's Quick Stop. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores.

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

          At the beginning of the fourth quarter of fiscal 2010, we began implementing the conclusions of a comprehensive, multi-year supply chain optimization study. This is another important step in our ongoing strategy of maintaining a low cost grocery distribution operation. We reached an agreement with the Teamsters Local 337 to transition our Plymouth, Michigan dry grocery distribution operation to our Grand Rapids, Michigan facility. We expect the transition to be substantially complete by the end of the fourth quarter of fiscal 2010. During the past several years, we have prudently invested capital to upgrade our distribution system technology, expand our produce ripening operations, upgrade our entire fleet of trucks, and completed a major warehouse re-racking project at our Grand Rapids grocery distribution center that significantly increased warehouse capacity and improved space utilization. In addition to improved customer service through a centralized Grand Rapids facility, this decision along with our other cost reduction initiatives will also ensure better alignment between the current level of business activity and our cost structure. In conjunction with the warehouse optimization, we implemented another administrative cost reduction initiative by eliminating certain positions. As a result of the closing and optimization of the warehouse facility, in addition to administrative and real estate initiatives, we expect to incur a fiscal 2010 fourth quarter net after tax charge of approximately $2.5 million for severance and other related one-time costs. We also expect to incur a fiscal 2011 first quarter after tax benefit of approximately $0.2 million to $0.6 million for a favorable LIFO inventory benefit due to inventory reductions, net of lease termination and additional distribution center closing costs that are anticipated to occur during the quarter. Excluding the previously mentioned charges, annualized after tax cost savings from these initiatives are expected to range from approximately $2.0 million to $3.0 million.

          We continued the integration of the VG's retail store acquisition. We are using the additional insight gained during the integration process to further refine our product offerings and services in all of our markets to address the current challenging economic environment.

          We launched three retail programs in fiscal 2010 that are intended to enhance the value delivered to consumers. As part of our emphasis on consumer health and wellness, we began a major nutrition guide program in our D&W and Family Fare retail stores early in the third quarter. Although consumers are looking for good value, our research indicates that they also want to eat healthy foods. Our program introduces new shelf tags that clearly and simply identify the health and nutrition benefits on approximately 16,000 products. The labels are color coded by FDA category, and we believe are easy to understand, simple to follow and help consumers to quickly identify the health and nutrition attributes of the food they buy. We also launched our Michigan's Best initiative which clearly identifies and promotes 2,400 products grown, made or processed in Michigan. Consumers in our market have a strong desire to support their state. In addition, we implemented our new rewards-based customer loyalty program at our Glen's stores late in the first quarter. We believe that the new customer loyalty program is providing a better and more sophisticated understanding of our customers' purchasing behavior, which we will use to improve the effectiveness of our promotions, marketing and merchandising programs. We also expect the program will help solidify our long-term customer loyalty, improve our sales growth opportunities and further strengthen our market position.

          We continued the execution of our capital investment program by completing one store relocation, completing five major store remodels and opening five new fuel centers.

          We expect the economic climate in markets where we operate to weaken slightly, but begin to moderate in fiscal 2011. We also expect the impact of the competitive environment to begin to improve as we fully cycle the new store openings in our markets. We also anticipate that the rate of product price deflation will begin to temper during fiscal 2011. We will continue to make tactical adjustments to our marketing, merchandising and pricing strategies to make them more effective in this economic environment. We will also remain focused on completing the integration of our VG's acquisition and continuing with our targeted capital investment program. We believe these steps will position our company to benefit when the economy recovers.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales				Percentage Change
	16 Weeks Ended		40 Weeks Ended		16 Weeks Ended	40 Weeks Ended
	Jan. 2, 2010	Jan. 3, 2009	Jan. 2, 2010	Jan. 3, 2009	Jan. 2, 2010	Jan. 2, 2010
Net sales	100.0	100.0	100.0	100.0	0.6	(0.1)
Gross margin	21.0	20.1	21.7	20.1	5.1	8.0
Operating expenses	19.3	17.8	19.2	17.3	8.8	10.9
Operating earnings	1.7	2.3	2.5	2.8	(23.5)	(10.2)
Other income and expenses	0.7	0.5	0.6	0.6	27.1	23.5
Earnings before income taxes and discontinued operations	1.0	1.8	1.9	2.2	(38.3)	(17.7)
Income taxes	0.4	0.7	0.8	0.9	(43.1)	(20.4)
Earnings from continuing operations	0.6	1.1	1.1	1.3	(34.9)	(15.8)
(Loss) earnings from discontinued operations, net of taxes	0.0	0.0	0.0	0.1	*	*
Net earnings	0.6	1.1	1.1	1.4	(39.5)	(21.5)

* Percentage change is not meaningful

          Net Sales - Net sales for the quarter ended January 2, 2010 ("third quarter") increased $5.0 million, or 0.6 percent, from $781.9 million in the quarter ended January 3, 2009 ("prior year third quarter") to $786.9 million. Net sales for the year-to-date period ended January 2, 2010 ("current year-to-date") decreased $2.3 million, or 0.1 percent, from $1,995.5 million in the prior year-to-date period ended January 3, 2009 ("prior year-to-date") to $1,993.2 million.

          Net sales for the third quarter in our Retail segment increased $59.4 million, or 15.5 percent, from $384.0 million in the prior year third quarter to $443.4 million. Net sales for the year-to-date period increased $150.1 million, or 15.1 percent, from $996.1 million in the prior year-to-date period to $1,146.2 million. The third quarter increase was primarily due to incremental sales from the recently acquired VG's retail stores of $77.2 million and an increase in fuel center sales of $6.4 million due to an increase in the retail pump prices and in the number of fuel centers operated, partially offset by a 6.0% decrease in supermarket comparable sales and $6.4 million of lost sales relating to three closed stores and one sold store. The year-to-date increase was primarily due to incremental sales from the recently acquired VG's retail stores of $210.2 million, partially offset by a decrease in supermarket comparable sales of $37.6 million, lost sales of $13.3 million relating to four closed stores, one temporarily closed store undergoing a major remodel and one sold store. A decrease in fuel center sales of $9.7 million due to a decrease in the retail pump prices, partially offset by an increase in the number of fuel centers, also impacted year-to-date sales.

          The majority of the comparable store sales decrease was a result of cautious consumer spending due to Michigan's current economic state, retail price deflation and competitive activity. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

          Net sales for the third quarter in our Distribution segment decreased $54.4 million, or 13.7 percent, from $397.9 million in the prior year third quarter to $343.6 million. Net sales for the current year-to-date period decreased $152.5 million, or 15.3 percent, from $999.4 million in the prior year-to-date period to $846.9 million. The third quarter decrease was due to the elimination of sales to VG's stores of $44.2 million (due to our acquisition of the stores) and a net decrease of $10.2 million in sales driven by product price deflation and the current economic environment, partially offset by the addition of new distribution business. The year-to-date decrease was due to the elimination of sales to VG's stores of $110.8 million (due to our acquisitions of the stores), a net decrease of $41.7 million in sales to existing customers and lower sales in our pharmacy distribution program, partially offset by the addition of new distribution business.

          We expect that the retail industry will continue to be pressured by the current environment. As a result, we expect retail comparable sales, excluding fuel, to approximate negative eight percent for the fourth quarter of fiscal 2010 due primarily to the continued difficult economic and competitive environment, the inclusion of our recently acquired stores into comparable store sales and the cycling of the prior year's highly successful grand opening of a relocated store. We expect comparable store sales to begin improving in early fiscal 2011. We also expect distribution sales, excluding the effect of the VG's acquisition, to decline at a rate slightly above the third quarter decline.

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

          Gross margin for the third quarter increased $8.1 million, or 5.1 percent, from $157.4 million in the prior year third quarter to $165.5 million. As a percent of net sales, gross margin for the third quarter increased to 21.0 percent from 20.1 percent. Gross margin for the year-to-date period increased $32.0 million, or 8.0 percent, from $400.5 million in the prior year-to-date period to $432.5 million. As a percent of net sales, gross margin for the year-to-date period increased to 21.7 percent from 20.1 percent. The improved gross margin rate was due principally to an increase in the mix of higher margin retail sales as a percentage of consolidated sales compared with the prior year resulting from the acquisition of VG's.

          Operating Expenses - Operating expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation, asset impairment and exit costs and other administrative costs.

          Operating expenses for the third quarter increased $12.3 million, or 8.8 percent, from $139.6 million in the prior year third quarter to $151.8 million. As a percent of net sales, operating expenses were 19.3 percent for the third quarter compared to 17.8 percent in the prior year third quarter. Operating expenses for the year-to-date period increased $37.7 million, or 10.9 percent, from $345.0 million in the prior year-to-date period to $382.7 million. As a percent of net sales, operating expenses were 19.2 percent in the current year-to-date period compared to 17.3 percent in the prior year-to-date period.

          The net increase in third quarter operating expenses was primarily due to the following:
•	Added operating costs associated with the acquired VG's retail stores of $19.4 million.
•	Asset impairment and exit costs of $0.7 million related to two store closures.
•	Added operating costs of $0.7 million associated with new fuel centers.
•	Decreased compensation and benefits of $3.5 million due to reductions in store labor, incentive compensation and other cost containment initiatives.
•	Reduced operating costs related to the closure three stores and sale of one store of $1.7 million.
•	Decreased supplies of $0.8 million.
•	Decreases in various other expenses due to a general focus on containing costs.

          The net increase in year-to-date operating expenses was primarily due to the following:
•	Added operating costs associated with the acquired VG's retail stores of $51.8 million.
•	Asset impairment and exit costs of $1.3 million related to three store closures.
•	Costs related to the introduction of a new customer loyalty program of $0.6 million.
•	Decreased compensation and benefits of $5.9 million due to reductions in store labor, incentive compensation and other cost containment initiatives.
•	Reduced operating costs related to four closed stores, one temporarily closed store undergoing a major remodel and one sold store of $3.2 million.
•	Decreases in transportation fuel of $2.3 million.
•	Decreased supplies of $1.5 million.
•	Decreases in various other expenses due to a general focus on containing costs.

          Interest Expense - Interest expense increased $1.0 million, or 23.8%, from $4.2 million in the prior year third quarter to $5.2 million. Interest expense increased $2.1 million, or 20.2%, from $10.5 million in the prior year-to-date period to $12.6 million. The increase in interest expense was due to primarily to an increase in average outstanding borrowings resulting from the VG's acquisition.

          On January 2, 2009, we entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under our senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, we have agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25 percent (1.48 percent at January 2, 2010) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012.

          Effective March 29, 2009 we adopted the provisions of Accounting Standards Codification (ASC) Subtopic 470-20 ("ASC 470-20", originally issued as Financial Accounting Standards Board (FASB) Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)"). In short, this requires that we recognize non-cash interest expense on our $110.0 million convertible senior notes. ASC 470-20 must be applied on a retrospective basis; therefore, upon adoption we retroactively recorded additional non-cash interest expense of approximately $1.0 million and $2.4 million, pre-tax, in the prior year third quarter and year-to-date period.

          Income Taxes - The effective tax rate is 38.3% and 39.4% for the third quarter and current year-to-date period, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes.

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

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)
	January 2, 2010	January 3, 2009
Net cash provided by operating activities	$54,330	$46,824
Net cash used in investing activities	(43,708)	(143,512)
Net cash (used in) provided by financing activities	(7,420)	74,610
Net cash (used in) provided by discontinued operations	(2,541)	11,861
Net increase (decrease) in cash and cash equivalents	661	(10,217)
Cash and cash equivalents at beginning of year	6,519	19,867
Cash and cash equivalents at end of period	$7,180	$9,650

          Net cash provided by operating activities increased from the prior year-to-date period primarily due to improved inventory leverage and working capital management.

          Net cash used in investing activities decreased during the current fiscal year primarily due to the acquisition of VG's in the prior year. Capital expenditures, which do not include acquisitions, also decreased $4.9 million to $37.6 million, of which our Retail and Distribution segments utilized 82.6% and 17.4%, respectively. Expenditures were used for new stores, land, store remodels and refurbishments, new fuel centers and new equipment and software. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. Our current available borrowings are over $95 million above these limits as of January 2, 2010 and we do not expect to fall below these levels. Including VG's, we expect capital and real estate development expenditures to range from $48.0 million to $52.0 million for fiscal 2010. Our planned capital expenditures for the remainder of fiscal 2010, include substantial completion of one new store, minor store remodels, new equipment and software and the beginning of construction of one replacement store.

          Net cash (used in) provided by financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. The decrease in cash from financing activities was primarily due to payments on amounts borrowed on our senior secured revolving credit facility that were used to finance the VG's acquisition in the prior year-to-date period. Cash dividends of $3.4 million and $3.3 million were paid in the current year-to-date and prior year-to-date periods, respectively. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at January 2, 2010 are $3.9 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash (used in) provided by discontinued operations includes the net cash flows of our discontinued operations and consists primarily of the proceeds from the sale of assets and the payment of store exit cost reserves, insurance run-off claims and other liabilities. Included in the prior year cash flows from discontinued operations are proceeds on the disposal of assets of $13.8 million. We expect cash used in our discontinued operations will be approximately $3.0 million to $4.0 million in fiscal 2010.

          Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of January 2, 2010, our senior secured revolving credit facility had outstanding borrowings of $63.4 million, available borrowings of $115.2 million and maximum availability of $125.2 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores' business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

          Our current ratio increased to 1.17:1.00 at January 2, 2010 from 1.13:1.00 at March 28, 2009 and our investment in working capital was $30.9 million at January 2, 2010 versus $21.0 million at March 28, 2009. Our debt to total capital ratio at January 2, 2010 was 0.43:1.00 versus 0.44:1.00 at March 28, 2009. The change in these ratios was primarily due to the timing of inventory purchases for the post holiday season.

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 28, 2009. At January 2, 2010, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

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

The following table shows the indebtedness and other liabilities of our subsidiaries as of January 2, 2010:

Spartan Stores Subsidiaries Only
(In thousands)
January 2, 2010
Current Liabilities
Accounts payable	$112,334
Accrued payroll and benefits	29,646
Other accrued expenses	19,610
Current portion of exit costs	10,234
Current maturities of long-term debt and capital lease obligations	3,883
Total current liabilities	175,707

Long-term Liabilities
Postretirement benefits	22,191
Other long-term liabilities	18,126
Exit costs	30,408
Long-term debt and capital lease obligations	45,370
Total long-term liabilities	116,095

Total Subsidiary Liabilities	291,802
Operating Leases	151,115
Total Subsidiary Liabilities and Operating Leases	$442,917

Ratio of Earnings to Fixed Charges

          Our ratio of earnings to fixed charges was 1.96:1.00 and 2.85:1.00 for the third quarter and prior year third quarter, respectively, and 2.71:1.00 and 3.43:1.00 for the year-to-date and prior year-to-date periods, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

          We had letters of credit of $4.1 million outstanding and unused at January 2, 2010. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

Recently Adopted Accounting Standards

          In September 2006, the FASB issued ASC Topic 820 ("ASC 820", originally issued as SFAS No. 157, "Fair Value Measurements"). ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. Effective March 30, 2008, we adopted the provisions of ASC 820 related to financial assets and liabilities recognized or disclosed on a recurring basis. Additionally, on March 29, 2009, we began applying the principles of ASC 820 to non-financial assets and liabilities. Adoption of ASC 820 had no impact on the consolidated financial statements.

          In May 2008, the FASB issued ASC Topic 470-20 (originally issued as FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)") that changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. ASC 470-20 requires us to recognize non-cash interest expense on our $110 million convertible senior notes based on the market rate for similar debt instruments without the conversion feature as of the date of debt issuance. ASC 470-20 was adopted on March 29, 2009 and was applied on a retrospective basis. As required, upon adoption on March 29, 2009, we retroactively recorded additional non-cash interest expense of approximately $1.0 million and $2.4 million for the prior year third quarter and year-to-date period, respectively. We also retroactively recorded an increase in shareholders' equity of $16.4 million, net of deferred taxes, and a decrease in long-term debt of $27.6 million.

          In June 2008, the FASB updated ASC Topic 260 (originally issued as FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities"). The updated provisions of ASC 260 clarify that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. The updated provisions of ASC 260 were adopted on March 29, 2009 and applied on a retrospective basis as required.

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

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of January 2, 2010 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

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

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
September 13 - October 10, 2009

Employee Transactions	1,078	$14.06

October 11 - November 7, 2009

Employee Transactions	15	$14.00

November 8 - December 5, 2009

Employee Transactions	-	$-

December 6 - January 2, 2010

Employee Transactions	-	$-

Total for Third Quarter ended January 2, 2010	1,093	$14.05

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1

Asset purchase agreement dated March 31, 2008 between Rite Aid of Ohio, Inc. and Seaway Food Town, Inc., with amendments. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K, filed for the fiscal year ended March 29, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

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
SPARTAN STORES, INC. (Registrant)

Date: February 4, 2010	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

2.1

Asset purchase agreement dated March 31, 2008 between Rite Aid of Ohio, Inc. and Seaway Food Town, Inc., with amendments. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K, filed for the fiscal year ended March 29, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

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