Form 10-K
period 2010-03-27
SPARTAN STORES INC
filed 2010-05-17
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 27, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission File Number: 000-31127

SPARTAN STORES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction) of Incorporation or Organization)	38-0593940 (I.R.S. Employer Identification No.)

850 76th Street, S.W. P.O. Box 8700 Grand Rapids, Michigan (Address of Principal Executive Offices)	49518-8700 (Zip Code)

Registrant's telephone number, including area code: (616) 878-2000
Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of Class Common Stock, no par value	Name of Exchange on which Registered NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File requirement to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Select Market on September 12, 2009 (which was the last trading day of the registrant's second quarter in the fiscal year ended March 27, 2010) was $288,192,666.

The number of shares outstanding of the registrant's Common Stock, no par value, as of May 10, 2010 was 22,517,571, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held August 11, 2010

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

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and strengthen our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors; maintain gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of restructuring; realize growth opportunities; maintain or expand our customer base; reduce operating costs; sell on favorable terms assets held for sale; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends, and successfully implement and realize the expected benefits of the other programs, plans, priorities, strategies, objectives, goals or expectations described in this Annual Report, our other reports, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed in the "Risk Factors" discussion in Item 1A of this Annual Report.

          This section and the discussions contained in Item 1A, "Risk Factors," and in Item 7, subheading "Critical Accounting Policies" in this report, both of which are incorporated here by reference, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to Spartan Stores or that Spartan Stores currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this Annual Report.

PART I
Item 1.	Business

Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana. We operate two reportable business segments: Distribution and Retail. We estimate that we are the eleventh largest wholesale distributor to supermarkets in the United States and the largest wholesale distributor to supermarkets in Michigan. According to Trade Dimensions Market Scope, our distribution and retail operations hold a combined #1 or #2 market share in the Northern Michigan and Western Michigan markets we serve and a #3 market share in other Michigan markets. For the fiscal year ended March 27, 2010 ("fiscal 2010"), we generated net sales of $2.6 billion.

          Established in 1917 as a cooperative grocery distributor, Spartan Stores converted to a for-profit business corporation in 1973. In January 1999, we began to acquire retail supermarkets in our focused geographic regions. In August 2000, our common stock became listed on the NASDAQ Stock Market under the symbol "SPTN." With approximately 8,800 associates, Spartan Stores distributes a wide variety of products to approximately 375 independent grocery stores and operates 96 conventional supermarkets.

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

          Spartan Stores has established four key management priorities that focus on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Distribution and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:
•

Retail sales growth: Continue refining our capital plan focusing on remodels, replacement stores, adjacent acquisitions, expansions and new stores to fill in existing markets, leverage investments in fuel centers and pharmacy operations to drive related supermarket customer traffic and continue to focus on category management initiatives, specifically focusing on fresh offerings.

•

Distribution sales growth: Focus on increasing penetration of existing customers, attracting new in-market customers and adjacent-state customers, continue to share "best retail practices" with customers, provide a superior value-added relationship and pursue acquisitions.

•

Margin enhancement: Continued focus on increasing penetration of private brand programs, enhancing offerings in our fresh department, lowering the cost of merchandise through vendor partnerships and improving retail shrink.

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

Distribution Segment

          Our Distribution segment provides a selection of approximately 43,000 stock-keeping units (SKU's), including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care items to approximately 375 independent grocery stores and our 96 corporate-owned stores. Also included are approximately 3,200 private brand grocery and general merchandise items. Total revenues from our Distribution segment, including shipments to our corporate-owned stores which are eliminated in the consolidated financial statements, were $1.8 billion for fiscal 2010.

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

          Our Distribution customer base is very diverse, with no single customer, excluding corporate-owned stores, exceeding 5% of consolidated net sales. Our five largest Distribution customers (excluding corporate-owned stores) accounted for approximately 18% of our fiscal 2010 Distribution net sales. In addition, approximately 61% of Distribution net sales, including corporate-owned stores, are covered under supply agreements with our Distribution customers or are directly controlled by Spartan Stores.

          Distribution Functions. Our Distribution business utilized approximately 1.8 million square feet of warehouse, distribution and office space through March 2010. Upon the closing of the Plymouth, Michigan distribution facility, discussed below, our Distribution business operates 1.4 million square feet of warehouse, distribution and office space. We supply our independent Distribution customers and our corporate-owned stores from our distribution center located in Grand Rapids, Michigan. We believe that our distribution facility is strategically located to efficiently serve our customers. We are continually evaluating our inventory movement and assigning SKU's to appropriate areas within our distribution center facilities to reduce the time required to stock and pick products in order to achieve additional efficiencies.

          During the fourth quarter of fiscal 2010, we implemented the final stages of a comprehensive, multi-year supply chain optimization strategy. As a part of these optimization efforts we transitioned our Plymouth, Michigan dry grocery distribution operation to our Grand Rapids facility. This transition is expected to improve operational efficiency by increasing inventory turns, warehouse thru-put, and capacity utilization while reducing inventory investment requirements. This was another important step in our ongoing strategy of continuously improving efficiency and maintaining a low cost grocery distribution operation.

          To supply our Distribution customers, we operate a fleet of approximately 105 tractors, 205 conventional dry trailers and 180 refrigerated trailers, substantially all of which are leased. In March 2010, 15 tractors and 5 conventional dry trailers were added to the fleet to support the supply chain network optimization initiative. This investment to our fleet meets new emission level requirements to support our sustainability initiatives as well as provides a world-class appearance on the road as we continue to introduce more Spartan private brand logo visibility. We take pride in our "rolling billboards" that showcase over 27 different colorful designs of Spartan private brand products and create positive visual impressions to the consumer as the fleet travels approximately 14 million miles annually.

          During fiscal 2010, we successfully replaced the fleet on-board computer equipment with the new Fleet Management System, installed new dispatch software, began integration of driver payroll processing, and implemented trailer & door sensor tracking.

          The Fleet Management System upgrade will provide significant benefits to our operations. On-board computer technology and related services such as hours of service, critical event reporting and performance monitoring, will help enhance our commitment to vehicle safety and efficiency of the fleet. The on-board system technological and communication advancements will allow for more real time data transfer and interaction between the fleet and our distribution centers. The new system software functionality uses a Web-Based concept as a service model eliminating the current application and database servers. In addition, this allows for future software updates to be handled wirelessly, eliminating the time company resources previously had to spend updating fleet equipment individually.

          The new dispatch software will provide greater visibility to end-to-end transportation processes. This will allow users to control all dispatch activities from one central location, with real-time access to resources, simplified and controlled reporting, and enabling more cost effective labor and equipment resource alternatives to be utilized. Management can view all available shipments, determine load priorities and needs, match moves with available equipment resources, and provide data to expand and increase fleet inbound freight program profitability. In addition, payroll processing will be integrated with current operating systems to effectively and accurately manage department payroll, eliminating the need for manual input of driver payroll.

          The installation of trailer and door sensor tracking was also implemented during fiscal 2010. This will work to ensure the security of assets and goods throughout the transit process, while providing remote visibility to refrigeration unit settings, service history, and fuel levels. This system will allow us to enhance our asset tracking and security strategies as well as give us the ability to complete chain of custody and cold chain integrity for contents in the transit process.

          For fiscal 2011, we will continue to focus on leveraging technology to support efficiency improvements in equipment fuel economy and increased cube utilization of our trailers that should allow us to improve our sales dollars delivered per mile, resulting in a reduction in our cost to deliver products.

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

Retail Segment

          Our neighborhood market strategy distinguishes our stores from supercenters and limited assortment stores by emphasizing convenient locations, demographically targeted merchandise selections, high-quality fresh offerings, customer service, value pricing and community involvement.

          Our Retail segment operates 96 retail supermarkets predominantly in midsize metropolitan, tourist and lake communities of Michigan. Our retail supermarkets are operated under the banners Glen's Markets, Family Fare Supermarkets, D&W Fresh Markets, Felpausch Food Centers and VG's Food and Pharmacy.

          Our 96 retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. Sixty-six of our supermarkets also offer pharmacy services. In addition to nationally advertised products, the stores carry private brand items, including our flagship Spartan brand, Top Care, a health and beauty care brand, Valu Time, a value brand, and Full Circle, a natural and organic brand. These private brand items provide above-average retail margins and we believe they help generate increased customer loyalty. See "Merchandising and Marketing - Corporate Brands." Our retail supermarkets range in size from approximately 20,300 to 65,800 total square feet and average approximately 42,000 total square feet per store.

          We operate 24 fuel centers at our supermarket locations operating under the banners D&W Quick Stop, Family Fare Quick Stop, Glen's Quick Stop, Felpausch Quick Stop and V.G.'s Quick Stop. These fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of immediately consumable products. Our prototypical Quick Stop stores are approximately 1,100 square feet in size and are located adjacent to our supermarkets. We have experienced increases in supermarket sales upon opening fuel centers and initiating cross-merchandising activities. We are planning to continue to open additional fuel centers at our supermarket locations each year over the next few years.

          We acquired our stores primarily as a result of acquisitions from January 1999 to December 2008. The following chart details the changes in the number of our retail stores over the last five fiscal years:
Fiscal Year	Number of Stores at Beginning of Fiscal Year	Stores Acquired or Added During Fiscal Year	Stores Closed or Sold During Fiscal Year	Number of Stores at End of Fiscal Year

2006	75	-	2	73
2007	73	16	2	87
2008	87	20	8	99
2009	99	17	16	100
2010	100	-	4	96

          During fiscal 2010, we completed five major remodels of our stores in addition to many other limited remodels and store resets. In addition, we completed one store relocation, substantially completed the construction of one new store and opened five new fuel centers. Two stores were sold to Distribution segment customers.

          We expect to continue making meaningful progress with our capital investment program during fiscal 2011, by completing the construction of one new store in May 2010, relocating one store, and opening two new fuel centers. We evaluate proposed retail projects based on demographics and competition within each market, and prioritize projects based on their expected returns on investment. Approval of proposed capital projects requires a projected internal rate of return that meets or exceeds our policy; however, we may undertake projects that do not meet this standard to the extent they represent required maintenance or necessary infrastructure improvements. We believe that focusing on such measures provides us with an appropriate level of discipline in our capital expenditures process.

Products

          The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The Company's consolidated net sales include the net sales of the Company's corporate-owned stores and fuel centers and the net sales of the Company's Distribution business, net of sales to affiliated stores.

          The following table presents sales by type of similar product and services:
(Dollars in thousands)	2010		2009		2008

Non-perishables (1)	$1,367,298	53%	$1,374,566	53%	$1,315,621	53%
Perishables (2)	895,005	35	904,999	35	857,278	35
Fuel	95,937	4	98,258	4	81,185	3
Pharmacy	193,716	8	198,915	8	222,738	9
Consolidated net sales	$2,551,956	100%	$2,576,738	100%	$2,476,822	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Reporting Segment Financial Data

          More detailed information about our reporting segments may be found in Note 16 to the consolidated financial statements included in Item 8, which is herein incorporated by reference. All of our sales and substantially all of our assets are in the United States of America.

Discontinued Operations

          Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Accordingly, for all years presented, all Consolidated Statements of Earnings information in this Annual Report on Form 10-K has been adjusted and the discontinued operations information is excluded, unless otherwise noted. Discontinued retail operations consist of certain stores that have been closed or sold. Discontinued Distribution operations consist of our Maumee, Ohio and Toledo, Ohio distribution centers that previously serviced retail stores that have since been closed or sold.

Marketing and Merchandising

          General. We continue to align our marketing and merchandising strategies with current consumer behaviors by providing initiatives centered on value, health and wellness, and meals at home. These strategies focus on consumer driven programs to effectively leverage the use of category management principles and satisfy the consumers' needs.

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

          As we expand our service offerings, we believe that we differentiate ourselves from our competitors by offering a full set of services, from value added services in our distribution segment to the addition of fuel centers and Starbucks Coffee shops in our retail stores. Our stores offer a program that provides fuel savings depending on shoppers' spending level and products purchased in the retail stores. Fuel centers have proven to be effective traffic-builders for fuel-purchasing customers who wish to take advantage of cross-promotions between the stores and the Quick Stop fuel centers. Consumers are focusing on value in today's economy, and coupons such as the fuel savings program are helping us to meet that need.

          We continue to evolve our Pharmacy Plus program by connecting with the consumer and focusing on health and wellness. As noted above, 66 of our supermarkets now offer pharmacy services. We believe the pharmacy service offering is an important part of the consumer experience. We offer generic drugs for $4 and $10 as well as offer food solutions for preventative health and education for our customers.

          In 2009, we introduced an innovative partnership that resulted in the formation of one of the first employer-pharmacy health benefit plans in Michigan, a model to leverage opportunities in health management involving employees, pharmacists, and physicians. Through the continued utilization of this plan, employees have access to a network of pharmacists specially prepared to provide individualized health and wellness information, and consultation as part of their benefits plan. The alliance is an important step in our health and wellness initiative, and offers covered employees the opportunity to utilize the benefits that the supermarkets offer for a total health and nutrition solution that the drugstore platform cannot provide.

          During fiscal 2010, we completed the consolidation of our multiple pharmacy software systems into one system. This consolidation improves our ability to serve customers as well as reduce the cost and effort involved in supporting a multiple system format.

          We also implemented a customer loyalty card program in our Glens' Markets banner in the first quarter of fiscal 2010. This program is providing us with more sophisticated information to better understand our customers' purchasing behavior, which we are using to improve the effectiveness of our promotions, marketing and merchandising programs. We also expect the program will help solidify our long-term customer loyalty, improve our sales growth opportunities and further strengthen our market position. We continue to enhance the program to improve our consumer offers and will continue to evaluate the program for roll out to other banners in the future.

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

          Corporate Brands. We currently market and distribute over 3,200 private brand items including our flagship Spartan brand, Top Care, a health and beauty care brand, Valu Time, a value brand, and Full Circle, a natural and organic brand. We believe that our private brand offerings are part of our most valuable strategic assets, demonstrated through customer loyalty and profitability. These product offerings are serving us particularly well as the consumer shifts toward a more value orientation.

          We have worked diligently to develop a premier private brand program. We have added more than 1,500 corporate brand products to our consumer offer in the past six years, with approximately 300 products introduced in fiscal 2010. Our products are continually recognized for excellence, and this year marked the seventh consecutive year that we have been recognized for award-winning private brand products. These awards underscore our continued commitment to providing the consumer with quality products.

          Additionally, we continue to focus on pursuing opportunities in fresh department consumer offerings with Spartan Fresh Selections, which was launched in fiscal 2010. The expansion of our Spartan fresh product offerings will include up to 70 new products in fiscal 2011.

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

          We believe we have developed and implemented strategies and processes that allow us to remain competitive in our Retail segment. We monitor planned store openings by our competitors and have established proactive strategies to respond to new competition both before and after the competitive store opening. Strategies to combat competition vary based on many factors, such as the competitor's format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, 24 competitor supercenters opened in markets in which we operate corporate-owned stores. Three additional openings are expected to occur during fiscal 2011 against our corporate-owned stores. As a result of these openings we believe the majority of our supermarkets compete with one, if not multiple, supercenters.

          The primary competitive factors in the distribution business include price, product quality, variety and service. We believe our overall service level, defined as actual units shipped divided by actual units ordered, is among industry leading performance and that we effectively compete in our Distribution segment.

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

Suppliers

          We purchase products from a large number of national, regional and local suppliers of name brand and private brand merchandise. We have not encountered any material difficulty in procuring or maintaining an adequate level of products to serve our customers. No single supplier accounts for more than 8% of our purchases. We continue to develop strategic relationships with key suppliers. We believe this will prove valuable in the development of enhanced promotional programs and consumer value perceptions.

Intellectual Property

          We own valuable intellectual property, including trademarks and other proprietary information, some of which are of material importance to our business.

Technology

          We invest in technology as a means of maximizing the efficiency of our operations, improving service to our customers, and where possible, deploying technology to provide a competitive advantage in the marketplace.

          Supply Chain. During fiscal 2010, we implemented a new on-board transportation management system, a new inventory optimization system for use in our distribution centers and a yard and dock management system for campus wide scheduling in our distribution centers.

          Retail Systems. We installed a new price optimization system for retail pricing in our corporate stores. During fiscal 2010, we continued the installation of our computer-assisted ordering and perpetual inventory system in our corporate-owned stores for grocery, frozen, dairy, general merchandise and health and beauty care. This system is now being expanded into produce and packaged meats. Installation of a new pharmacy system was completed in all of our corporate pharmacies. We deployed and have continued to enhance a customer loyalty system in one of our regions. We implemented a scan based trading system for use in our corporate locations and it is now being expanded to additional vendors.

          Financial Systems. During fiscal 2010, we upgraded our human resource and payroll systems and developed a new union labor administration system. We completed a number of other enhancements to our organizational management system. We continued the implementation of a new labor management system in our corporate retail sites. We are in the process of installing a new purchasing system for non-product items.

          Information Technology. We completed a major upgrade to our consolidated data center server environment and continued to enhance the processing infrastructure at our back up data center. As a result of the Payment Card Industry Data Security Standard (PCI-DSS) we have made major investments in our security systems and processes.

Subsidiaries

          Our Distribution segment consists primarily of our wholly-owned subsidiary, Spartan Stores Distribution, LLC. We operate our Retail segment through our wholly-owned subsidiary, Seaway Food Town, Inc. and its respective subsidiaries.

Associates

          We currently employ approximately 8,800 associates, 4,400 of which are full-time and 4,400 of which are part-time.

          Unions represent approximately 8% of our associates. A contract covering 720 distribution center and transportation associates expires in October 2011.

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

          Our business is subject to extensive governmental laws and regulations including, but not limited to, employment and wage laws and regulations, regulations governing the sale of alcohol and tobacco, minimum wage requirements, working condition requirements, public accessibility requirements, citizenship requirements, and other laws and regulations. A violation or change of these laws could have a material effect on our business, financial condition and results of operations.

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

          Our business is sensitive to changes in general economic conditions. The United States economy and financial markets have declined and experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sector, the decline in the housing market, diminished market liquidity, falling consumer confidence and rising unemployement rates. Furthermore, most of our sales are to customers located in Michigan and Indiana and the Michigan economy in particular is dependent upon the automotive industry which is evolving. Michigan has the highest unemployment rate in the country. These adverse economic conditions in our markets, potential reduction in the populations in our markets and the loss of purchasing power by residents in our markets could reduce the amount of groceries purchased, adversely affecting our revenues and profitability. Further adverse developments in the automotive and auto supply industries in Michigan and Indiana could have an additional adverse affect on purchasing power of our customers and prospective customers in some markets served by our retail stores and those of our distribution customers. This could lead to additional reductions in consumer spending, to consumers trading down to less expensive mix of products or to consumers trading down to discounters, all of which may affect our financial condition and results of operations.

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

          Certain of our associates in our distribution business segment are covered by a collective bargaining agreement which expires in October 2011. In future negotiations with the labor union, we expect that rising health care, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation. Upon the expiration of our collective bargaining agreement, work stoppages by the affected workers could occur if we are unable to negotiate an acceptable contract with the labor union. This could significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreement, we may experience increased operating costs and an adverse impact on future results of operations.

Unions may attempt to organize additional employees.

          While we believe that relations with our employees are good, we cannot be assured that we will not become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the federal Employee Free Choice Act or similar legislation is passed. We respect our employees' right to unionize or not to unionize. However, the unionization of a significant portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

Costs related to multi-employer pension plans and other postretirement plans could increase.

          We contribute to several multi-employer pension plans based on obligations arising under collective bargaining agreements. These plans are not administered by or in any way controlled by us and we have relatively little control over the level of contributions we are required to make to these plans. Currently, a number of these multi-employer plans are underfunded. As a result, contributions are scheduled to increase and we expect that contributions to these plans may be subject to further increases. Additionally, the benefit levels and related issues will continue to create collective bargaining challenges. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, governmental regulations, the actual return on assets held in the plan, the continued viability and contributions of other employers which contribute to the plan, and the potential payment of a withdrawal liability if we choose to exit a market, among other factors.

          Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan's underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. Withdrawal liabilities may be incurred under a variety of circumstances, including selling, closing or substantially reducing employment at a facility. Withdrawal liabilities could be material, and potential exposure to withdrawal liabilities may influence business decisions and could cause the company to forgo business opportunities.

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

          We use a combination of insurance and self-insurance to provide for potential liabilities for workers' compensation, automobile and general liability, property insurance, director and officers' liability insurance, and employee health care benefits. The liabilities that have been recorded for these claims represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through March 27, 2010. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect the level of reserves required and could cause material future expense to maintain reserves at appropriate levels.

Costs related to associate healthcare benefits could increase.

          We provide health benefits for a large number of associates. Our costs to provide such benefits continue to increase annually and recent legislative and private sector initiatives regarding healthcare reform are likely to result in significant changes to the U.S. healthcare system. At this time we are not able to determine the impact that healthcare reform will have on the Company-sponsored healthcare plans. In addition, we participate in various multi-employer health plans for our union associates, and we are required to make contributions to these plans in amounts established under collective bargaining agreements. The cost of providing benefits through such plans has escalated rapidly in recent years. The amount of any increase or decrease in our required contributions to these multi-employer plans will depend upon many factors, many of which are beyond our control. If we are unable to control the costs of providing healthcare to associates, we may experience increased operating costs, which may adversely affect our financial condition and results of operations.

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

          We have large, complex information technology systems that are important to our business operations. Although we have implemented security programs and disaster recovery facilities and procedures, security could be compromised and systems disruptions, data theft or other criminal activity could occur. This could result in a loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.

Severe weather and natural disasters could harm our business.

          Severe weather conditions and natural disasters, whether a result of climate change or otherwise, could affect the suppliers from whom we purchase products and could cause disruptions in our operations. Additionally, unseasonably adverse climatic conditions that impact growing conditions and the crops of food producers may adversely affect the availability or cost of certain products.

Damage to our facilities could harm our business.

          A majority of the product we supply to our retail stores and distribution customers flows through our distribution center. While we believe we have adopted commercially reasonable precautions, insurance programs, and contingency plans, destruction of, or substantial damage to our distribution center due to natural disaster, severe weather conditions, accident, terrorism, or other causes could substantially compromise our ability to distribute products to our retail stores and distribution customers. This could result in a substantial loss of sales, profits and asset value.

We are subject to restrictive covenants imposed by our credit facility.

          Our ability to borrow additional funds is governed by the terms of our credit facilities. The credit facilities contain financial and other covenants that, among other things, limit the Company's ability to draw down the full amount of facility, incur additional debt outside of the credit facility, create new liens on property, make acquisitions, or pay dividends. These covenants may affect our operating flexibility and may require us to seek the consent of the lenders to certain transactions that we may wish to carry out. We are not currently restricted by these covenants. We believe that cash generated from operating activities and available borrowings under our credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.
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

          The Company believes that its distribution facilities are generally well maintained, are generally in good operating condition, have sufficient capacity and are suitable and adequate to carry on the Company's distribution business. In the fourth quarter of fiscal 2010 we began transitioning the Plymouth warehouse dry grocery operations to Grand Rapids. The transition was completed in the first quarter of fiscal 2011, therefore, the facility is no longer being used in our operations. The lease on the Plymouth facility expires in October 2010.

Retail Segment Real Estate

          The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our retail supermarkets:
Retail Banner	Number of Stores (Including Fuel Centers)	Geographic Region	Total Square Feet	Average Store Size	Ownership

Family Fare Supermarkets	27	Western and Central Michigan	1,233,489	45,685	Leased

Glen's Markets	34	Northern and Central Michigan	1,232,431	36,248	Leased

D&W Fresh Markets	10	Western Michigan	481,986	48,199	Leased

D&W Fresh Markets	1	Central Michigan	34,460	34,460	Owned

Felpausch Food Centers	8	Western and Central Michigan	292,050	36,506	Leased

VG's Food and Pharmacy	16	Eastern Michigan	758,918	47,432	Leased

Total	96		4,033,334	42,014

We also own one fuel center in Western Michigan that is not included in a supermarket location but is adjacent to our corporate headquarters.

Item 3.	Legal Proceedings

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
Item 4.	Reserved

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

          Spartan Stores common stock is traded on the NASDAQ Global Select Market under the trading symbol "SPTN."

          Stock sale prices are based on transactions reported on the NASDAQ Global Select Market. Information on quarterly high and low sales prices for Spartan Stores' common stock appears in Note 17 to the consolidated financial statements and is incorporated here by reference. At May 10, 2010 there were approximately 505 shareholders of record of Spartan Stores common stock.

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

          The equity compensation plans table in Item 12 is here incorporated by reference.

          There were no transactions regarding Company purchases of its own common stock during the fourth quarter. The Company has no public stock repurchase plans or programs.

          Performance Graph

          Set forth below is a graph comparing the cumulative total shareholder return on Spartan Stores' common stock to that of the Russell 2000 Total Return Index and the NASDAQ Retail Trade Index, over a period beginning March 24, 2005 and ending on March 26, 2010.

          Cumulative total shareholder return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

          The dollar values for total shareholder return plotted above are shown in the table below:
	March 24, 2005	March 24, 2006	March 30, 2007	March 28, 2008	March 27, 2009	March 26, 2010
Spartan Stores	$100.00	$116.09	$249.84	$191.32	$144.19	$139.72
Russell 2000 Total Return Index	100.00	123.85	133.17	115.24	73.95	118.36
NASDAQ Retail Trade	100.00	113.21	116.36	97.28	73.81	110.39

          The information set forth under the Heading "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, except to the extent that the registrant specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data

          The following table provides selected historical consolidated financial information of Spartan Stores. The historical information was derived from our audited consolidated financial statements as of and for each of the five fiscal years ended March 25, 2006 through March 27, 2010. As noted elsewhere in this Form 10-K, for all years presented, Consolidated Statements of Earnings information in this Form 10-K has been adjusted for the reclassification of discontinued operations information, unless otherwise noted. See Note 15 to the consolidated financial statements in Item 8 for additional information on discontinued operations. For all years presented, Consolidated Balance Sheets and Consolidated Statements of Earnings information in this Form 10-K has been adjusted for the adoption of the provisions of Accounting Standards Codification (ASC) Subtopic 470-20 (originally issued as Financial Accounting Standards Board (FASB) Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)") and for the adoption of updated provisions of ASC Topic 260 (originally issued as FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities"). See Note 2 to the consolidated financial statements in Item 8 for additional information on the adoption of the updated ASC provisions. Fiscal 2007 consisted of 53 weeks. All other years presented consisted of 52 weeks.

(In thousands, except per share data)
	Year Ended
	March 27, 2010	March 28, 2009 (C)	March 29, 2008 (C)	March 31, 2007 (C)	March 25, 2006

Statements of Operations Data:
Net sales	$2,551,956	$2,576,738	$2,476,822	$2,206,270	$1,872,854
Cost of sales	1,993,306	2,040,625	1,981,854	1,774,816	1,527,736
Gross margin	558,650	536,113	494,968	431,454	345,118
Selling, general and administrative expenses	493,832	463,369	433,346	378,324	310,013
Restructuring and asset impairment costs (A)	6,154	-	-	4,464	985
Operating earnings	58,664	72,744	61,622	48,666	34,120
Interest expense	16,394	14,138	13,842	12,132	7,138
Other, net	(138)	(341)	(287)	(647)	(1,317)
Earnings before income taxes and discontinued operations	42,408	58,947	48,067	37,181	28,299
Income taxes	16,475	23,914	17,216	13,013	9,650
Earnings from continuing operations	25,933	35,033	30,851	24,168	18,649
Earnings (loss) from discontinued operations, net of taxes (B)	(375)	1,838	1,795	992	(477)
Net earnings	$25,558	$36,871	$32,646	$25,160	$18,172

Basic weighted average shares outstanding	22,406	22,102	21,847	21,463	20,796
Diluted weighted average shares outstanding	22,480	22,262	22,058	21,738	21,174
Basic earnings from continuing operations per share	$1.16	$1.59	$1.41	$1.13	$0.89
Diluted earnings from continuing operations per share	1.15	1.57	1.40	1.11	0.88
Basic earnings per share	1.14	1.67	1.49	1.17	0.87
Diluted earnings per share	1.14	1.66	1.48	1.16	0.86
Cash dividends declared per share	0.20	0.20	0.20	0.20	0.05

Balance Sheet Data:

Total assets	$753,481	$723,311	$609,395	$487,499	$378,597
Property and equipment, net	247,961	234,806	183,185	143,213	115,178
Working capital	15,739	20,969	20,499	27,213	20,736
Long-term debt and capital lease obligations	181,066	194,115	118,742	106,341	64,015
Shareholders' equity	273,905	247,205	221,406	172,741	145,417

(A)	See Note 5 to Consolidated Financial Statements
(B)	See Note 15 to Consolidated Financial Statements
(C)

Spartan Stores acquired certain assets and assumed certain liabilities of VG's in fiscal 2009, Felpausch in fiscal 2008 and D&W in fiscal 2007. See Note 3 to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

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

          We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 375 independently owned grocery stores and our 96 corporate owned stores. Our Retail segment operates 96 retail supermarkets in Michigan under the banners Glen's Markets, Family Fare Supermarkets, D&W Fresh Markets, Felpausch Food Centers, and VG's Food and Pharmacy, and 24 fuel centers/convenience stores, included at our supermarket locations, under the banners Glen's Quick Stop, Family Fare Quick Stop, D&W Fresh Markets Quick Stop, Felpausch Quick Stop, and VG's Quick Stop. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores.

          Our sales and operating performance vary with seasonality. Our first and fourth quarters are typically our lowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected by the timing of the Easter holiday, which results in a strong sales week. Many northern Michigan stores are dependent on tourism and, therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. All quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays.

          We have established four key management priorities that focus on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Distribution and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:
•

Retail sales growth: Continue refining our capital plan focusing on remodels, replacement stores, adjacent acquisitions, expansions and new stores to fill in existing markets, leverage investments in fuel centers and pharmacy operations to drive related supermarket customer traffic and continue to focus on category management initiatives, specifically focusing on the continued enhancement of the value offered our consumers.

•

Distribution sales growth: Focus on increasing penetration of existing customers, attracting new in-market customers and adjacent-state customers, continue to share "best retail practices" with customers, provide a superior value-added relationship and pursue acquisitions.

•

Margin enhancement: Continued focus on increasing penetration of private brand programs, enhancing offerings in our fresh department, lowering the cost of merchandise through vendor partnerships and improving retail shrink.

•

Selling, general and administrative expense cost containment: Continue to focus on improving efficiency and general cost containment in all areas to allow us to remain cost competitive in the long-term and help offset recessionary impacts on our business in the short-term.

          We continued the execution of our capital investment program by completing one store relocation, completing five major store remodels, substantially completing one new store and opening five new fuel centers. We also acquired three pharmacies raising the total number of stores with pharmacies to 66. We introduced approximately 80 new private brand offerings in fresh food categories.

          We launched four retail programs in fiscal 2010 that are intended to enhance the value delivered to consumers. As part of our emphasis on consumer health and wellness, we began a major nutrition guide program in our D&W and Family Fare retail stores early in the third quarter. Our program introduces new shelf tags that clearly and simply identify the health and nutrition benefits on approximately 16,000 products. The labels are color coded by FDA category, and we believe are easy to understand, simple to follow and help consumers to quickly identify the health and nutrition attributes of the food they buy. We also launched our Michigan's Best initiative which clearly identifies and promotes 2,400 products grown, made or processed in Michigan. We also implemented a customer loyalty card program in our Glens' Markets banner late in the first quarter of fiscal 2010. This program is beginning to provide us with more sophisticated information to better understand our customers' purchasing behavior, which we are using to improve the effectiveness of our promotions, marketing and merchandising programs. We also expect the program will help solidify our long-term customer loyalty, improve our sales growth opportunities and further strengthen our market position. We continue to enhance the program to improve our consumer offers and will continue to evaluate the program for roll out to other banners in the future. In addition, we also implemented our first continuous customer satisfaction monitoring system which allows customers to rate individual stores on multiple dimensions of shopping satisfaction.

          At the beginning of the fourth quarter of fiscal 2010, we began implementing the conclusions of a comprehensive, multi-year supply chain optimization study. This is another important step in our ongoing strategy of maintaining a low cost grocery distribution operation. We reached an agreement with the Teamsters Local 337 to transition our Plymouth, Michigan dry grocery distribution operation to our Grand Rapids, Michigan facility. The transition was substantially complete at the end of the fourth quarter of fiscal 2010. During the past several years, we have prudently invested capital to upgrade our distribution system technology, expand our produce ripening operations, upgrade our entire fleet of trucks, and completed a major warehouse re-racking project at our Grand Rapids grocery distribution center that significantly increased warehouse capacity and improved space utilization. In addition to improved customer service through a centralized Grand Rapids facility, this decision along with our other cost reduction initiatives will also ensure better alignment between the current level of business activity and our cost structure. In conjunction with the warehouse optimization, we implemented another administrative cost reduction initiative by eliminating certain positions. As a result of the closing of the warehouse facility and elimination of certain administrative positions, we incurred charges of $4.2 million for severance, asset impairment and other related one-time costs. We also expect to incur a fiscal 2011 first quarter after tax net benefit of approximately $0.5 million for a favorable LIFO inventory benefit due to inventory reductions, net of lease termination and additional distribution center closing costs that are anticipated to occur during the quarter. Annualized after tax cost savings from these initiatives are expected to range from approximately $2.0 million to $2.5 million.

          We introduced over 300 new private brand products during fiscal 2010. These products are typically less expensive and produce higher gross margins than national brands and tend to be more frequently purchased by consumers in challenging economic times. In fiscal 2011, we plan to expand our private brand offerings and are targeting over 300 items.

          Although we expect the near term economic climate in markets where we operate to remain challenging, we are encouraged by the recent, more favorable macro economic trends, including stabilizing employment trends, more robust automobile sales and a favorable trend in consumer sentiment. We believe that these signals indicate the early stages of an economic recovery which should bode well for the Michigan economy and our markets. We are also encouraged by the lower rate of product price deflation and inflationary trends in certain product categories such as produce. As a result of these developments, we expect a more favorable operating environment to develop in the second half of fiscal 2011.

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

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:
	Percentage of Net Sales			Percentage Change
	March 27, 2010	March 28, 2009	March 29, 2008	2010/2009	2009/2008
Net sales	100.0	100.0	100.0	(1.0)	4.0
Gross margin	21.9	20.8	20.0	4.2	8.3
Selling, general and administrative expenses	19.4	18.0	17.5	6.6	6.9
Restructuring and asset impairment costs	0.2	-	-	*	-
Operating earnings	2.3	2.8	2.5	(19.4)	18.0
Other income and expenses	0.6	0.5	0.6	17.8	1.7
Earnings before income taxes and discontinued operations	1.7	2.3	1.9	(28.1)	22.6
Income taxes	0.7	0.9	0.7	(31.1)	38.9
Earnings from continuing operations	1.0	1.4	1.2	(26.0)	13.6
(Loss) earnings from discontinued operations, net of taxes	0.0	0.0	0.1	(120.4)	2.4
Net earnings	1.0	1.4	1.3	(30.7)	12.9

* Percentage change is not meaningful

          Results of Continuing Operations for the Fiscal Year Ended March 27, 2010 Compared to the Fiscal Year Ended March 28, 2009

          Net Sales. Net sales decreased $24.8 million, or 1.0%, from $2,576.7 million in fiscal 2009 to $2,551.9 million in fiscal 2010. The sales decrease was primarily driven by the economic and competitive environments, product price deflation in certain primary product categories and the closure or sale of six retail stores during fiscal 2010 and 2009.

          Net sales in our Distribution segment, after intercompany eliminations, decreased $157.3 million, or 12.6%, from $1,248.6 million to $1,091.3 million primarily due to the elimination of sales to VG's stores of $110.8 million (due to our acquisitions of the stores), negative 3.3% comparable sales to existing independent customers, and lower sales in our marginally profitable pharmacy distribution program of $10.5 million.

          Net sales in our Retail segment increased $132.6 million, or 10.0%, from $1,328.1 million to $1,460.7 million. The sales increase was primarily due to incremental sales related to the VG's acquisition of $199.2 million, partially offset by a decrease in supermarket comparable store sales of $56.0 million and lost sales of $12.1 million relating to six stores that were closed or sold in fiscal 2010 and 2009. Total retail comparable store sales decreased 4.9 percent in fiscal 2010 principally due to the weakened economic environment. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

          Gross margin increased by $22.5 million, or 4.2%, from $536.1 million to $558.6 million. As a percent of net sales, gross margin increased from 20.8% to 21.9%. The gross margin rate improvement was due principally to an increase in the mix of higher margin retail sales as a percentage of consolidated sales and slightly higher margin rates in both segments due to a decrease in LIFO expense of $2.7 million.

          Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

          SG&A expenses increased $30.5 million, or 6.6%, from $463.4 million to $493.8 million, and were 19.4% of net sales compared to 18.0% last year. The net increase in SG&A is due primarily to the following:
•	Additional operating expenses of $49.7 million associated with having the acquired VG's retail stores for a full year in fiscal 2010.
•	Increased depreciation and amortization of $3.2 million, excluding $3.3 million related to VG's.
•	Reductions in non-store incentive compensation of $4.6 million.
•

Reductions in store labor of $4.5 million due to lower sales volumes and efficiency improvements, net of a $0.9 million charge for a payment resulting from the restructuring of an employee benefit program.

•	Reductions in operating expenses of $3.5 million related to the sale or closure of six stores in fiscal 2010 and 2009.
•	Reductions in occupancy costs of $2.7 million driven by utilities and rent.
•	Decreased transportation and fuel costs of $2.0 million.
•	Other reductions in general and administrative expenses due to a overriding focus on cost containment initiatives.

          We expect to realize annualized expense savings of $4.0 million to $4.5 million as a result of the the warehouse consolidation and corporate workforce reduction that occurred in the fourth quarter of fiscal 2010.

          Restructuring and Asset Impairment Costs. Fiscal 2010 restructuring and asset impairment costs include $4.2 million in severance and other one-time costs directly related to the transition of the Plymouth, Michigan warehouse operations to the Grand Rapids, Michigan facilities, $1.1 million for the provision of lease and related ancillary costs, net of sublease income, related to the closure of two stores, a reduction of $0.9 million related to changes in estimated costs and sublease recoveries in excess of previous estimates, and $1.7 million in asset impairment charges for assets at closed stores, assets at underperforming stores and abandoned development projects.

          Interest Expense. Interest expense increased $2.3 million, or 16.0%, from $14.1 million to $16.4 million, and was 0.6% of net sales in fiscal 2010 compared to 0.5% of net sales in fiscal 2009. The increase in interest expense is primarily due to an increase in average outstanding borrowings related to the acquisition of VG's late in fiscal 2009.

          On January 2, 2009, we entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under our senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, we have agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.48% at March 27, 2010) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with our senior secured revolving credit facility on December 24, 2012.

          Income Taxes. The effective tax rate is 38.8% and 40.6% for fiscal 2010 and fiscal 2009, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes, partially offset by tax credits. The effective tax rate decreased in fiscal 2010 due to an increase in tax credits and charitable product contributions.

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

          Net sales in our Retail segment increased $135.6 million, or 11.4%, from $1,192.5 million to $1,328.1 million. The sales increase was primarily due to incremental sales from the acquired VG's stores of $72.7 million and Felpausch retail stores of $43.2 million, supermarket comparable store sales growth of $23.3 million and increases in fuel center sales of $19.4 million, partially offset by lost sales of $23.4 million relating to three stores that were sold in fiscal 2008, one store that was closed early in fiscal 2009 and one store that was sold in the third quarter of fiscal 2009. Excluding sales from fuel centers and Easter holiday sales in the fiscal 2008 first and fourth quarters, comparable store sales increased 2.7 percent principally due to our marketing programs, ongoing capital investment program, including store remodels, and product cost inflation.

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

          Interest Expense. Interest expense increased $0.3 million, or 2.1%, from $13.8 million to $14.1 million, and was 0.5% of net sales in fiscal 2009 and 0.6% of net sales in fiscal 2008. The increase in interest expense is due to an increase in average outstanding borrowings of $14.9 million and an increase in non-cash interest expense related to our convertible senior notes, partially offset by a decrease in interest rates.

          Income Taxes. The effective tax rate is 40.6% and 35.8% for fiscal 2009 and fiscal 2008, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes. On January 1, 2008 a new income tax for the State of Michigan became effective which replaced the Michigan Single Business Tax ("MSBT"). The MSBT was not considered an income tax and was included in SG&A expenses. Total Michigan taxes, net of the Federal income tax benefit, were $3.3 million in fiscal 2009 compared to $1.3 million in fiscal 2008. The fiscal 2008 amount is comprised of MSBT expense of $0.8 million and $0.5 million for the new Michigan income tax, both net of the Federal tax benefit.

Discontinued Operations

          Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

          During the second quarter of fiscal year 2008, Spartan Stores decided to close five The Pharm stores and one Felpausch Xpressmart. The decision to close the stores was based on a comprehensive evaluation of the stores' performance trends, long-term growth prospects, on-going capital requirements and lease expiration dates. As Spartan Stores has no continuing interest in the operations of these stores, they have been classified as discontinued operations for all years presented. Prescription lists and pharmacy inventories were sold for $4.7 million, and asset impairment charges of $0.9 million were recognized. The stores were closed early in the third quarter of fiscal 2008.

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

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, exit costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these policies with the Audit Committee of the Board of Directors.

          We believe that the following represent the more critical estimates and assumptions used in the preparation of our consolidated financial statements.

          Inventories. Inventories are valued at the lower of cost or market using the last-in, first-out ("LIFO") method. If replacement cost had been used, inventories would have been $46.6 million and $46.8 million higher at March 27, 2010 and March 28, 2009, respectively. We use the retail inventory method ("RIM") and replacement cost method to determine the cost of our inventory. Under the RIM method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

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

          Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures and a 3% long-term assumed growth rate of cash flows for periods after the five-year forecast for the Retail segment and 2.5% for the Distribution segment. The future estimated cash flows were discounted using a rate of 10.9% and 12.0% for the Retail and Distribution segments, respectively. We generally develop these forecasts based on recent sales data for existing operations and other factors. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes. Based on our annual review during fiscal years 2010, 2009 and 2008, no goodwill impairment charge was required to be recorded. No goodwill impairment charge would be required even if the current estimate of future discounted cash flows was 10% lower. Furthermore, no goodwill impairment charge would be required if the discount rate was increased 1%.

          Impairment of Long-Lived Assets Other Than Goodwill. Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In fiscal 2010, asset impairments for long-lived assets totaled $1.9 million. No material impairments for long-lived assets to be held and used were determined to exist for fiscal years 2009 and 2008.

          Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less cost to sell. Management determines fair values using independent appraisals, quotes or expected sales prices developed by internal real estate professionals. Estimates of expected sales prices are judgments based upon our experience, knowledge of market conditions and current offers received. Changes in market conditions, the economic environment and other factors can significantly impact these estimates. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome. If the current estimate of future discounted cash flows was 10% lower an additional impairment reserve of $0.3 million would be required.

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

          Any projection of losses concerning workers' compensation, general liability and health insurance is subject to a considerable degree of variability. Among the causes of variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. The impact of many of these variables is difficult to estimate. As of March 27, 2010, a one percentage point decrease in the discount rate, or 100 basis points, would increase our liability less than $0.1 million and a one percentage point increase in the discount rate would decrease our liability by less than $0.1 million.

          Restructuring Costs. We record restructuring costs for closed stores that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the market in which the closed store is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the market in which the property is located, the results of previous efforts to sublease similar property and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. At March 27, 2010 exit costs for store lease and ancillary costs totaling $33.9 million are recorded net of approximately $0.2 million of existing sublease rentals. Based upon the current economic environment we do not believe that we will be able to obtain any additional sublease rentals. A 10% increase/decrease in future estimated ancillary costs would increase/decrease the exit costs reserve by approximately $1.4 million.

          Pension. Accounting for defined benefit cash balance pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The significant factors affecting our pension costs are the fair value of plan assets and the selection of management's key assumptions, including the expected return on plan assets, rate of compensation increases and discount rate used by our actuary to calculate our liability. We consider current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. Our discount rate is based on current investment yields on high quality fixed-income investments and projected cash flow obligations. The discount rate used to determine fiscal 2010 pension expense was 7.00%. Expected return on plan assets is based on projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target allocation mix is designed to meet our long-term pension requirements. For fiscal 2010, our assumed rate of return was 8.25%. Over the ten-year period ended March 27, 2010, the average actual return was approximately 5.2%. The deteriorating conditions in the global financial markets during 2008 led to a substantial reduction in the 10-year average rate of return on pension assets. We expect that the markets will eventually recover to our assumed long-term rate of return. We maintained our rate of increases in compensation at 4.00%. While we believe the assumptions selected are reasonable, significant differences in our actual experience, plan amendments or significant changes in the fair value of our plan assets may materially affect our pension obligations and our future expense. A 25 basis point increase or decrease in the discount rate would have decreased/increased fiscal 2010 pension expense by less than $0.1 million. A 25 basis point increase or decrease in the expected return on plan assets would have decreased/increased fiscal 2010 pension expense by $0.1 million. A 50 basis point increase or decrease in the compensation increases would have increased/decreased fiscal 2010 pension expense by $0.1 million.

          The unfunded status of our defined benefit plans was $10.7 million and $17.6 million for 2010 and 2009, respectively. The decrease in the unfunded balance during fiscal 2010 is a result of an actual gain on plan assets of $13.5 million, partially offset by service and interest costs exceeding contributions by $0.7 million and an actuarial loss of $5.9 million. Plan assets increased by 41.2% primarily due to market gains on assets and company contributions of $6.0 million, partially offset by benefit payments of $4.3 million. Pension expense was $2.7 million and $1.3 million in fiscal 2010 and fiscal 2009, respectively.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for fiscal years 2010, 2009 and 2008:

(In thousands)
	March 27, 2010	March 28, 2009	March 29, 2008
Net cash provided by operating activities	$91,702	$80,922	$67,777
Net cash used in investing activities	(58,028)	(159,736)	(87,946)
Net cash (used in) provided by financing activities	(27,896)	52,554	21,940
Net cash (used in) provided by discontinued operations	(3,127)	12,912	6,033

Net increase (decrease) in cash and cash equivalents	2,651	(13,348)	7,804
Cash and cash equivalents at beginning of year	6,519	19,867	12,063
Cash and cash equivalents at end of year	$9,170	$6,519	$19,867

          Net cash provided by operating activities increased during fiscal 2010 primarily due to improved timing of payments. The increase during fiscal 2009 was primarily due to an increase in net earnings, timing of new business in fiscal 2008 and collection of new customer advances made in fiscal 2008 with delayed payment terms.

          During fiscal 2010, we did not pay any Federal income taxes due to application of fiscal 2009 overpayments.

          Net cash used in investing activities decreased in fiscal 2010 due to decreased acquisition and capital expenditure activity. We paid a total cash purchase price of $6.4 million and $103.4 million for acquisitions in fiscal years 2010 and 2009, respectively. Net cash used in investing activities was higher in fiscal 2009 due to increased acquisition and capital expenditure activity. Excluding the acquisitions, our Distribution and Retail segments utilized 15% and 85%, respectively, of our capital expenditure dollars for fiscal 2010. Expenditures were used for new stores, land, store remodels and refurbishments, new fuel centers and new equipment and software. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. Our current available borrowings are approximately $101 million above these limits as of March 27, 2010 and we do not expect to fall below these levels. As a result of our aggressive capital improvement program in fiscal years 2010 and 2009, our retail store base is in good physical condition. Consequently, we expect capital expenditures to decrease to a range of $30 million to $35 million in fiscal 2011, primarily for the completion of one new store, one relocated store, store remodels, fuel centers, new equipment and software. The reduced capital expenditure activity will result in incremental cash flow that is available for strategic purposes or further debt reductions.

          Net cash used in or provided by financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. The decrease in cash from financing activities in fiscal 2010 was primarily due to borrowings on our senior secured revolving credit facility that were used to finance the VG's acquisition in fiscal 2009 and other debt repayments. The increase in cash provided from financing activities in fiscal 2009 was primarily due to the VG's acquisition, partially offset by other debt repayments. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at March 27, 2010 are $4.2 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores' senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis.

Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.48% at March 27, 2010) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012.

          Net cash (used in) provided by discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the payment of store exit cost reserves, insurance run-off claims and other liabilities and proceeds from the sale of assets. Included in fiscal years 2009 and 2008 cash flows from discontinued operations are proceeds on the sale of assets of $13.8 million and $3.6 million, respectively.

          Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of March 27, 2010, our revolving credit facility had outstanding borrowings of $45.0 million, available borrowings of $121.4 million and maximum availability of $131.4 million, which exceeds the minimum excess availability levels, as defined in the credit agreement.

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

          Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include a minimum fixed charge coverage ratio and maximum capital expenditures, as defined in the credit agreement. These covenants are not effective as long as we maintain minimum excess availability levels, as defined in the credit agreement. The credit facility provides for the issuance of letters of credit of which $1.7 million were outstanding and unused as of March 27, 2010. Borrowings under the revolving credit portion of the facility bear interest at the London InterBank Offered Rate ("LIBOR") plus 1.25%, adjusted based upon availability levels, or the prime rate (weighted average interest rate of 3.33% at March 27, 2010 including the effects of the interest rate swap).

          Our current ratio decreased slightly to 1.09:1.00 at March 27, 2010 from 1.13:1.00 at March 28, 2009 and our investment in working capital was $15.7 million at March 27, 2010 versus $21.0 million at March 28, 2009. Our debt to total capital ratio decreased to 0.40:1.00 at March 27, 2010 versus 0.44:1.00 at March 28, 2009, primarily due to reductions in long-term debt.

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

          Adjusted EBITDA is a non-GAAP financial measure that our credit facility defines as net earnings from continuing operations plus depreciation and amortization, and other non-cash charges including imputed interest, deferred (stock) compensation, LIFO expense and costs associated with the closing of operational locations, plus interest expense, the provision for income taxes and Michigan Single Business Tax to the extent deducted in the computation of net earnings.

          Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. The adjusted EBITDA information has been included as one measure of our operating performance and historical ability to service debt. We believe that investors find the information useful because it reflects the resources available for strategic opportunities including, among others, to invest in the business, make strategic acquisitions and to service debt. Adjusted EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies.

          Following is a reconciliation of net earnings to adjusted EBITDA for fiscal years 2010, 2009 and 2008.
(In thousands)	2010	2009	2008
Net earnings	$25,558	$36,871	$32,646
Add:
Discontinued operations	375	(1,838)	(1,795)
Income taxes	16,475	23,914	17,216
Interest expense	16,394	14,138	13,842
Other income and expenses	(138)	(341)	(287)
Operating earnings	58,664	72,744	61,622
Add:
Depreciation and amortization	34,640	28,133	23,781
LIFO (income) expense	(176)	2,531	2,578
Restructuring and asset impairment costs	6,154	-	-
Michigan Single Business Tax expense (benefit)	(100)	(320)	1,213
Other non-cash charges	4,096	4,815	2,780
Adjusted EBITDA	$103,278	$107,903	$91,974

Reconciliation of operating earnings to adjusted EBITDA by segment:

Retail:
Operating earnings	$20,591	$29,560	$26,941
Add:
Depreciation and amortization	26,042	20,031	16,139
LIFO expense	185	2,208	639
Restructuring and asset impairment costs	1,948	-	-
Michigan Single Business Tax expense (benefit)	(50)	(170)	177
Other non-cash charges	(148)	125	(108)
Adjusted EBITDA	$48,568	$51,754	$43,788

Distribution:
Operating earnings	$38,073	$43,184	$34,681
Add:
Depreciation and amortization	8,598	8,102	7,642
LIFO (income) expense	(361)	323	1,939
Restructuring and asset impairment costs	4,206	-	-
Michigan Single Business Tax expense (benefit)	(50)	(150)	1,036
Other non-cash charges	4,244	4,690	2,888
Adjusted EBITDA	$54,710	$56,149	$48,186

          The table below presents our significant contractual obligations as of March 27, 2010 (1):
	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)

Long-term debt	$137,466	$140	$45,140	$92,061	$125
Estimated interest on long- term debt (2)	17,535	4,233	8,081	5,213	8
Capital leases (3)	47,809	4,069	8,534	6,866	28,340
Interest on capital leases	27,390	3,882	6,736	5,451	11,321
Operating leases (3)	151,995	31,448	49,236	31,394	39,917
Lease and ancillary costs of closed stores, including imputed interest	39,040	7,702	11,241	9,480	10,617
Purchase obligations (merchandise) (4)	570,856	176,784	347,055	35,517	11,500
FIN 48 unrecognized tax liability	2,232	569	6	1,657	-
Self-insurance liability	8,013	5,552	1,482	543	436
Total	$1,002,336	$234,379	$477,511	$188,182	$102,264

(1) Excludes funding of pension and other postretirement benefit obligations, which totaled approximately $6.3 million in fiscal 2010. Spartan Stores is required to make a contribution of $2.9 million to its defined benefit pension plan in fiscal 2011 to meet minimum pension funding requirements Also excludes contributions under various multi-employer pension plans, which totaled $7.5 million in fiscal 2010. For additional information, refer to Note 11 to the consolidated financial statements.
(2) Interest payments on long-term debt assume the remaining convertible subordinated notes are repurchased in whole on May 15, 2014 in accordance with the applicable terms. For additional information refer to Note 6 to the consolidated financial statements.
(3) Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2010, these charges totaled approximately $11.1 million.
(4) The majority of our purchases involve supply orders to purchase products for resale in the ordinary course of business. These contracts are typically cancelable and therefore no amounts have been included in the table above. Also excluded are contracts that do not contain minimum annual purchase commitments but include other standard contractual considerations that must be fulfilled in order to earn $2.0 million in advanced contract monies that has been received where recognition has been deferred on the Consolidated Balance Sheet. The purchase obligations shown in this table represent the amount of product we are contractually obligated to purchase to earn $8.3 million in advanced contract monies that are receivable under the contracts. At March 27, 2010, $4.1 million in advanced contract monies has been received under these contracts where recognition has been deferred on the Consolidated Balance Sheet. If we do not fulfill these purchase obligations, we would only be obligated to repay the unearned upfront contract monies.

Cash Dividends

          We paid a quarterly cash dividend of $0.05 per common share in each quarter of fiscal years 2010, 2009 and 2008. Under our senior revolving credit facility, we are generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends together with any cash distributions or share repurchases, do not exceed $15.0 million. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

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

The following table shows the indebtedness and other liabilities of our subsidiaries as of March 27, 2010:

Spartan Stores Subsidiaries Only
(In thousands)
(unaudited) March 27, 2010
Current Liabilities
Accounts payable	$114,397
Accrued payroll and benefits	31,833
Other accrued expenses	21,151
Current portion of restructuring costs	8,877
Current maturities of long-term debt and capital lease obligations	4,209
Total current liabilities	180,467

Long-term Liabilities
Postretirement benefits	20,081
Other long-term liabilities	17,730
Restructuring costs	27,061
Long-term debt and capital lease obligations	44,104
Total long-term liabilities	108,976

Total Subsidiary Liabilities	289,443
Operating Leases	149,215
Total Subsidiary Liabilities and Operating Leases	$438,658

Ratio of Earnings to Fixed Charges

          Our ratio of earnings to fixed charges was 2.51:1.00 and 3.38:1.00 for fiscal 2010 and fiscal 2009, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

          We had letters of credit of $1.7 million outstanding and unused at March 27, 2010. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

Recently Adopted Accounting Standards

          In September 2006, the FASB issued ASC Topic 820 ("ASC 820", originally issued as SFAS No. 157, "Fair Value Measurements"). ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. Effective March 30, 2008, we adopted the provisions of ASC 820 related to financial assets and liabilities recognized or disclosed on a recurring basis. Additionally, on March 29, 2009, we began applying the principles of ASC 820 to non-financial assets and liabilities. Adoption of ASC 820 had no impact on the consolidated financial statements. See Note 8 in Part II, Item 8 for additional information.

          In May 2008, the FASB issued ASC Topic 470-20 (originally issued as FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)") that changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. ASC 470-20 requires us to recognize non-cash interest expense on our $110 million convertible senior notes based on the market rate for similar debt instruments without the conversion feature as of the date of debt issuance. ASC 470-20 was adopted on March 29, 2009 and was applied on a retrospective basis. As required, upon adoption on March 29, 2009, we retroactively recorded additional non-cash interest expense of approximately $3.1 million and $2.7 million for fiscal years 2009 and 2008, respectively. We also retroactively recorded an increase in shareholders' equity of $16.4 million, net of deferred taxes, and a decrease in long-term debt of $27.6 million. See Note 2 in Part II, Item 8 for additional information.

          In June 2008, the FASB updated ASC Topic 260 (originally issued as FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities"). The updated provisions of ASC 260 clarify that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. The updated provisions of ASC 260 were adopted on March 29, 2009 and applied on a retrospective basis as required. See Note 2 in Part II, Item 8 for additional information.

Recently Issued Accounting Standards

          In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. This guidance is effective for us for the first quarter of fiscal 2011, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for the first quarter of fiscal 2012. We do not expect that this guidance will have a material impact on our consolidated financial statements.

          In June 2009, the FASB issued guidance for the consolidation of variable interest entities ("VIE"). This guidance establishes a new criteria for determining the primary beneficiary. It also requires an ongoing assessment to determine whether a company is the primary beneficiary of a VIE. The guidance is effective beginning in fiscal 2011. We do not expect that this guidance will have a material impact on our consolidated financial statements.

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

          We are currently exposed to interest rate risk on our outstanding debt. The senior secured revolving credit facility currently bears interest at the LIBOR plus 1.25% or the prime rate (weighted average interest rate of 3.33% at March 27, 2010 including the effects of the interest rate swap) on the revolving credit portion of the facility. The weighted average interest rates on outstanding debt including loan fee amortization for fiscal years 2010, 2009 and 2008 were 7.59%, 8.37% and 9.24%, respectively.

          On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under our senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, we have agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.48% at March 27, 2010) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012. As of March 27, 2010, the net unrealized loss on the interest rate swap agreement was $0.7 million. We do not use financial instruments or derivatives for any trading or other speculative purposes.

          At March 27, 2010 and March 28, 2009, the estimated fair value of our long-term debt, including current maturities, was lower than book value by approximately $18.2 million and a $35.5 million, respectively. The estimated fair values were based on market quotes for similar instruments.

          The following table sets forth the principal cash flows of our debt outstanding and related weighted average interest rates by year of maturity as of March 27, 2010:

(In thousands, except rates)
	March 27, 2010		Aggregate Payments by Fiscal Year
	Fair Value	Total	2011	2012	2013	2014	2015	Thereafter
Fixed rate debt
Principal payable	$125,561	$140,275	$4,209	$4,396	$4,278	$3,459	$95,468	$28,465
Average interest rate		8.15%	8.16%	8.21%	8.16%	8.14%	8.15%	8.46%
Variable rate debt
Principal payable	$-	$-	-	-	-
Average interest rate		1.48%
Interest rate swap	$(653)
Variable to fixed	$41,519	$45,000			$45,000
Average pay rate		3.33%			3.33%
Average receive rate		1.48%			1.48%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Spartan Stores, Inc. and Subsidiaries
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries (the "Company") as of March 27, 2010 and March 28, 2009, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended March 27, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 27, 2010 and March 28, 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 27, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Accounting Standards Codification (ASC) Subtopic 470-20, Debt with Conversion and Other Options as well as the updated provisions of ASC Topic 260, Earnings Per Share, retrospectively to all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 27, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 13, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan
May 13, 2010

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
Assets	March 27, 2010	March 28, 2009

Current assets
Cash and cash equivalents	$9,170	$6,519
Accounts receivable, net	54,529	51,470
Inventories, net	117,514	113,790
Prepaid expenses and other current assets	9,474	9,579
Deferred taxes on income	5,508	5,201
Total current assets	196,195	186,559

Other assets
Goodwill	247,916	249,303
Other, net	61,409	52,643
Total other assets	309,325	301,946

Property and equipment
Land and improvements	16,566	16,660
Buildings and improvements	220,592	198,509
Equipment	297,697	291,532
Total property and equipment	534,855	506,701
Less accumulated depreciation and amortization	286,894	271,895
Property and equipment, net	247,961	234,806

Total assets	$753,481	$723,311

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)

Spartan Stores, Inc. and Subsidiaries
(In thousands)
Liabilities and Shareholders' Equity	March 27, 2010	March 28, 2009

Current liabilities
Accounts payable	$114,549	$97,248
Accrued payroll and benefits	31,983	35,456
Other accrued expenses	20,838	19,195
Current portion of restructuring costs	8,877	9,759
Current maturities of long-term debt and capital lease obligations	4,209	3,932
Total current liabilities	180,456	165,590

Long-term liabilities
Deferred income taxes	49,996	35,338
Postretirement benefits	21,060	25,401
Other long-term liabilities	19,937	20,876
Restructuring costs	27,061	34,786
Long-term debt and capital lease obligations	181,066	194,115
Total long-term liabilities	299,120	310,516

Commitments and contingencies (Note 9)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 22,450 and 22,213 shares outstanding	158,225	153,778
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(12,973)	(14,151)
Retained earnings	128,653	107,578
Total shareholders' equity	273,905	247,205

Total liabilities and shareholders' equity	$753,481	$723,311

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Spartan Stores, Inc. and Subsidiaries
(In thousands, except per share data)
	Year Ended
	March 27, 2010	March 28, 2009		March 29, 2008

Net sales	$2,551,956	$2,576,738		$2,476,822
Cost of sales	1,993,306	2,040,625		1,981,854
Gross margin	558,650	536,113		494,968

Operating expenses
Selling, general and administrative	493,832	463,369		433,346
Restructuring and asset impairment costs	6,154	-		-
Total operating expenses	499,986	463,369		433,346

Operating earnings	58,664	72,744		61,622

Other income and expenses
Interest expense	16,394	14,138		13,842
Other, net	(138)	(341)		(287)
Total other income and expenses	16,256	13,797		13,555

Earnings before income taxes and discontinued operations	42,408	58,947		48,067
Income taxes	16,475	23,914		17,216
Earnings from continuing operations	25,933	35,033		30,851
Earnings (loss) from discontinued operations, net of taxes	(375)	1,838		1,795
Net earnings	$25,558	$36,871		$32,646

Basic earnings per share:
Earnings from continuing operations	$1.16	$1.59		$1.41
Earnings (loss) from discontinued operations	(0.02)	0.08		0.08
Net earnings	$1.14	$1.67		$1.49

Diluted earnings per share:
Earnings from continuing operations	$1.15	$1.57		$1.40
Earnings (loss) from discontinued operations	(0.01)*	0.09	*	0.08
Net earnings	$1.14	$1.66		$1.48

Weighted average shares outstanding:
Basic	22,406	22,102		21,847
Diluted	22,480	22,262		22,058

*Includes rounding.
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance - April 1, 2007	21,658	$ 126,447	$ 126	$ 46,168	$ 172,741

Adjustment to initially apply updated accounting guidance for taxes	-	-	-	967	967

Adjustment to initially apply updated accounting guidance for convertible debt, net of taxes of $10,379		16,420			16,420

Comprehensive income, net of tax:
Net earnings	-	-	-	32,646	32,646
Pension liability adjustment, net of taxes $770	-	-	(1,268)	-	(1,268)
Total comprehensive income	-	-	-	-	31,378

Dividends - $.20 per share	-	-	-	(4,371)	(4,371)
Stock-based employee compensation	-	3,018	-	-	3,018
Issuances of common stock and related tax benefit on stock option exercises	118	1,573	-	-	1,573
Issuances of restricted stock and related income tax benefits	178	783	-	-	783
Cancellations of restricted stock	(45)	(1,103)	-	-	(1,103)

Balance - March 29, 2008	21,909	147,138	(1,142)	75,410	221,406

Effects of changing the pension plans' measurement date pursuant updated guidance in for pensions, net of taxes	-	-	(55)	(275)	(330)

Comprehensive income, net of tax:
Net earnings	-	-	-	36,871	36,871
Pension liability adjustment, net of taxes of $8,029	-	-	(12,671)	-	(12,671)
Change in fair value of interest rate swap, net of taxes of $179	-	-	(283)	-	(283)
Total comprehensive income	-	-	-	-	23,917

Dividends - $.20 per share	-	-	-	(4,428)	(4,428)
Stock-based employee compensation	-	4,879	-	-	4,879
Issuances of common stock and related tax benefit on stock option exercises	158	2,034	-	-	2,034
Issuances of restricted stock and related income tax benefits	232	777	-	-	777
Cancellations of restricted stock	(86)	(1,050)	-	-	(1,050)

Balance - March 28, 2009	22,213	153,778	(14,151)	107,578	247,205

Comprehensive income, net of tax:
Net earnings	-	-	-	25,558	25,558
Pension liability adjustment, net of taxes of $819	-	-	1,295	-	1,295
Change in fair value of interest rate swap, net of taxes of $74	-	-	(117)	-	(117)
Total comprehensive income	-	-	-	-	26,736

Dividends - $.20 per share	-	-	-	(4,483)	(4,483)
Stock-based employee compensation	-	4,629	-	-	4,629
Issuances of common stock and related tax benefit on stock option exercises	28	266	-	-	266
Issuances of restricted stock and related income tax benefits	293	478	-	-	478
Cancellations of restricted stock	(84)	(926)	-	-	(926)

Balance - March 27, 2010	22,450	$ 158,225	$ (12,973)	$ 128,653	$273,905

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Year Ended
	March 27, 2010	March 28, 2009	March 29, 2008
Cash flows from operating activities
Net earnings	$25,558	$36,871	$32,646
Loss (earnings) from discontinued operations	375	(1,838)	(1,795)
Earnings from continuing operations	25,933	35,033	30,851
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Non-cash restructuring and asset impairment costs	5,654	-	-
Non-cash convertible debt interest	3,533	3,261	2,789
Depreciation and amortization	34,895	28,798	24,341
Postretirement benefits expense	3,373	1,559	2,195
Deferred taxes on income	12,030	16,927	17,178
Stock-based compensation expense	4,627	4,878	3,013
Excess tax benefit on stock compensation	(344)	(2,099)	-
Loss on disposal of assets	138	105	15
Change in operating assets and liabilities:
Accounts receivable	(2,487)	3,294	(16,866)
Inventories	(3,702)	4,130	(117)
Prepaid expenses and other assets	1,181	(1,190)	(4,376)
Accounts payable	18,095	(3,296)	13,917
Accrued payroll and benefits	(3,436)	481	1,603
Postretirement benefits payments	(6,032)	(4,279)	(7,339)
Other accrued expenses and other liabilities	(1,756)	(6,680)	573
Net cash provided by operating activities	91,702	80,922	67,777

Cash flows from investing activities
Purchases of property and equipment	(50,472)	(57,249)	(40,076)
Net proceeds from the sale of assets	77	422	58
Acquisitions, net of cash acquired	(6,375)	(103,386)	(49,145)
Proceeds from business divestitures	-	414	1,266
Other	(1,258)	63	(49)
Net cash used in investing activities	(58,028)	(159,736)	(87,946)

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
Spartan Stores, Inc. and Subsidiaries
(In thousands)
	Year Ended
	March 27, 2010	March 28, 2009	March 29, 2008
Cash flows from financing activities
Proceeds from revolving credit facility	$504,690	$225,122	$575,531
Payments on revolving credit facility	(524,630)	(160,182)	(652,350)
Proceeds from long-term borrowings	-	-	110,000
Repayment of long-term borrowings	(4,007)	(11,437)	(3,830)
Financing fees paid	-	-	(3,775)
Excess tax benefit on stock compensation	344	2,099	-
Proceeds from exercise of stock options	190	1,380	735
Dividends paid	(4,483)	(4,428)	(4,371)
Net cash (used in) provided by financing activities	(27,896)	52,554	21,940

Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(3,145)	(885)	3,287
Net cash provided by investing activities	18	13,797	2,746
Net cash (used in) provided by discontinued operations	(3,127)	12,912	6,033

Net increase (decrease) in cash and cash equivalents	2,651	(13,348)	7,804
Cash and cash equivalents at beginning of year	6,519	19,867	12,063
Cash and cash equivalents at end of year	$9,170	$6,519	$19,867

Supplemental Cash Flow Information:
Cash paid for interest	$11,896	$9,965	$9,765
Cash paid for income taxes	$884	$6,610	$2,100

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

Fiscal Year: Spartan Stores' fiscal year ends on the last Saturday of March. The fiscal years ended March 27, 2010, March 28, 2009 and March 29, 2008 consisted of 52 weeks.

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

Accounts Receivable: Accounts receivable are shown net of allowances for credit losses of $2.3 million in fiscal 2010 and $1.8 million in fiscal 2009. Spartan Stores evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors. Operating results include bad debt expense of $1.3 million, $0.8 million, and $0.1 million for fiscal years 2010, 2009 and 2008, respectively.

Inventory Valuation: Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. If replacement cost had been used, inventories would have been $46.6 million and $46.8 million higher at March 27, 2010 and March 28, 2009, respectively. During fiscal years 2010, 2009 and 2008, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in fiscal years 2010, 2009 and 2008 by $0.4 million, $2.9 million and $1.3 million, respectively. Spartan Stores utilizes the retail inventory method to value inventory for the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories.

Long-Lived Assets Other than Goodwill: Spartan Stores reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices based upon market participant data developed by internal licensed real estate professionals. Estimates of future cash flows and expected sales prices are judgments based upon Spartan Stores'

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, real estate market conditions and inflation.

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

Losses on the disposal of property and equipment totaled $0.1 million in fiscal years 2010, 2009 and 2008. Gains and losses on the disposal of property and equipment is included in "Selling, general and administrative expenses" and "Other, net" in the Consolidated Statements of Earnings.

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

A summary of changes in Spartan Stores' self-insurance liability is as follows:
(In thousands)	March 27, 2010	March 28, 2009	March 29, 2008

Beginning balance	$3,848	$6,979	$8,082
Expense	2,762	2,214	2,187
Claim payments	(2,561)	(5,345)	(3,290)
Ending balance	4,049	3,848	6,979

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 30, 2008, Spartan Stores adopted new accounting guidance on the accounting for uncertainty in income taxes. This accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon settlement. The adoption of this new accounting guidance increased retained earnings by approximately $1.0 million as of the beginning of fiscal year 2008.

Earnings per share: Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by increasing the weighted average number of common shares outstanding by the dilutive effect of the issuance of common stock for options outstanding under Spartan Stores' stock incentive plans. Unvested restricted stock awards contain nonforfeitable rights to dividends and, therefore, are considered participating securities and included in the computation of basic earnings per share pursuant to the two-class method.

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:
(In thousands, except per share amounts)	March 27, 2010	March 28, 2009	March 29, 2008
Numerator:
Earnings from continuing operations	$25,933	$35,033	$30,851
Denominator:
Weighted average shares outstanding - basic	22,406	22,102	21,847
Effect of dilutive stock options	74	160	211
Weighted average shares outstanding - diluted	22,480	22,262	22,058
Basic earnings per share from continuing operations	$1.16	$1.59	$1.41
Diluted earnings per share from continuing operations	$1.15	$1.57	$1.40

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings per share calculations because they were antidilutive were 571,008 in fiscal 2010, 307,014 in fiscal 2009, and 84,824 in fiscal 2008.

Restricted stock units granted in fiscal 2010 are only issuable if certain performance criteria are met, making these shares contingently issuable under ASC Topic 260. Therefore, the restricted stock units are included in diluted earnings per share at the expected payout percentage based on performance criteria results as of the end of the respective reporting period. Accordingly, the impact of 79,983 restricted stock units for fiscal 2010 were excluded from the computation of diluted shares as the performance criteria was not met.

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

Stock-Based Compensation: All share-based payments to employees are recognized in the financial statements as compensation cost based on the fair value on the date of grant. Spartan Stores determines the fair value of stock option awards using the Black-Scholes option-pricing model. The grant date closing price per share of Spartan Stores stock is used to estimate the fair value of restricted stock awards and restricted stock units. The value of the portion of awards expected to vest is recognized as expense over the requisite service period.

Shareholders' Equity: Spartan Stores' restated articles of incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

series, each with such designations as determined by the board of directors. At March 27, 2010, there were no shares of preferred stock outstanding.

Comprehensive Income: Comprehensive income is net earnings adjusted for the net (loss) income on the interest rate swap agreement and the minimum pension liability, net of applicable income taxes.
(In thousands)	Interest Rate Swap Liability	Minimum Pension Liability	Accumulated Other Comprehensive Income (Loss)

Balance April 1, 2007	$-	$126	$126
Other comprehensive loss		(1,268)	(1,268)
Balance March 29, 2008	-	(1,142)	(1,142)
Other comprehensive loss	(283)	(12,671)	(12,954)
Adjustment to apply the measurement date provision of accounting for pensions	-	(55)	(55)
Balance March 28, 2009	(283)	$(13,868)	$(14,151)
Other comprehensive (loss) income	(117)	1,295	1,178
Balance March 27, 2010	$(400)	$(12,573)	$(12,973)

Advertising Costs: Spartan Stores' advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $14.8 million, $12.4 million and $10.6 million in fiscal years 2010, 2009 and 2008, respectively.

Consolidated Statements of Cash Flows: In fiscal 2010, proceeds from and payments on the revolving credit facility were presented on a gross basis in the consolidated statements of cash flows, whereas, such amounts were presented on a net basis in fiscal 2009 and 2008. The fiscal 2009 and 2008 consolidated statements of cash flows have been revised to reflect the gross presentation. This revision had no impact on net cash used in or provided by financing activities.

Recently Issued Accounting Standards: In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. This guidance is effective for Spartan Stores for the first quarter of fiscal 2011, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for Spartan Stores for the first quarter of fiscal 2012. Spartan Stores does not expect that this guidance will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued guidance for the consolidation of variable interest entities ("VIE"). This guidance establishes a new criteria for determining the primary beneficiary. It also requires an ongoing assessment to determine whether a company is the primary beneficiary of a VIE. The guidance is effective for Spartan Stores beginning in fiscal 2011. Spartan Stores does not expect that this guidance will have a material impact on its consolidated financial statements.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the retrospective accounting impacts of the adoption of ASC 470-20 on the Consolidated Statement of Earnings for fiscal years 2009 and 2008.
(In thousands, except per share amounts)	Year Ended March 28, 2009
	As Reported		Adjustment	As Adjusted
Consolidated Statement of Earnings:
Interest expense	$10,998		$3,140	$14,138
Income taxes	25,130		(1,216)	23,914
Earnings from continuing operations	36,957		(1,924)	35,033
Net earnings	38,795		(1,924)	36,871

Basic earnings per share:
Earnings from continuing operations	1.67	(1)	(0.08)	1.59
Net earnings	1.76	(1)	(0.09)	1.67

Diluted earnings per share:
Earnings from continuing operations	1.66	(1)	(0.09)	1.57
Net earnings	1.74	(1)	(0.08)	1.66

	Year Ended March 29, 2008
	As Reported		Adjustment	As Adjusted

Interest expense	$11,133		$2,709	$13,842
Income taxes	18,265		(1,049)	17,216
Earnings from continuing operations	32,511		(1,660)	30,851
Net earnings	34,306		(1,660)	32,646

Basic earnings per share:
Earnings from continuing operations	1.49	(1)	(0.08)	1.41
Net earnings	1.57	(1)	(0.08)	1.49

Diluted earnings per share:
Earnings from continuing operations	1.47	(1)	(0.07)	1.40
Net earnings	1.56	(1)	(0.08)	1.48

(1) Amounts are after giving effect to the adoption of ASC 260 (see below)

(In thousands)	March 28, 2009
	As Reported		Adjustment	As Adjusted
Consolidated Balance Sheet
Other, net	$53,264		$(621)	$52,643
Deferred income taxes	27,224		8,114	35,338
Long-term debt	215,686		(21,571)	194,115
Common stock	137,358		16,420	153,778
Retained earnings	111,162		(3,584)	107,578
Total shareholders' equity	234,369		12,836	247,205

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC Topic 260

Effective March 29, 2009, Spartan Stores adopted the updated provisions of ASC Topic 260 ( originally issued as FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities"). The updated provisions of ASC 260 clarify that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share pursuant to the two-class method. The updated provisions of ASC 260 must be applied on a retrospective basis. Historically, Spartan Stores' unvested restricted shares have been included in the calculation of diluted earnings per share under the treasury stock method. These shares are now included in the computation of basic earnings per share. For fiscal 2009, basic earnings per share from continuing operations and net earnings and diluted earnings per share from continuing operations and net earnings were reduced by $0.04. For fiscal 2008, basic earnings per share from continuing operations and net earnings were reduced by $0.04 and diluted earnings per share from continuing operations and net earnings were reduced by $0.03 and $0.02, respectively.

The following table sets forth the computation of basic and diluted earnings per share for continuing operations and net earnings:
(In thousands, except per share amounts)	2009
	As Reported	Adjustment	As Adjusted
Numerator:
Earnings from continuing operations (1)	$36,957	$(1,924)	$35,033

Denominator:
Weighted average shares outstanding - basic	21,516	586	22,102
Effect of dilutive options and restricted shares outstanding	286	(126)	160
Weighted average shares outstanding - diluted	21,802	460	22,262

Basic earnings per share:
Earnings from continuing operations	$1.71	$(0.12)	$1.59
Net earnings	1.80	(0.13)	1.67

Diluted earnings per share:
Earnings from continuing operations	$1.70	$(0.13)	$1.57
Net earnings	1.78	(0.12)	1.66

(1) Retrospective application of ASC 470-20 resulted in the recognition of additional non-cash interest expense for fiscal 2009. See above.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)	2008
	As Reported	Adjustment	As Adjusted
Numerator:
Earnings from continuing operations (1)	$32,511	$(1,660)	$30,851

Denominator:
Weighted average shares outstanding - basic	21,275	572	21,847
Effect of dilutive options and restricted shares outstanding	393	(182)	211
Weighted average shares outstanding - diluted	21,668	390	22,058

Basic earnings per share:
Earnings from continuing operations	$1.53	$(0.12)	$1.41
Net earnings	1.61	(0.12)	1.49

Diluted earnings per share:
Earnings from continuing operations	$1.50	$(0.10)	$1.40
Net earnings	1.58	(0.10)	1.48

(1) Retrospective application of ASC 470-20 resulted in the recognition of additional non-cash interest expense for fiscal 2008. See above.

Note 3
Acquisitions of Assets

VG's Food Center, Inc.

On December 29, 2008, Spartan Stores acquired certain assets and assumed certain liabilities related to VG's Food Center, Inc. and VG's Pharmacy, Inc. (collectively, "VG's"). The results of operations of the VG's acquisition are included in the accompanying consolidated financial statements from the date of acquisition. VG's was a privately-held operator of 17 retail grocery stores based in Eastern Michigan. Prior to the acquisition, VG's was a customer of Spartan Stores' Distribution segment. The cash purchase price paid to VG's was $85.0 million plus $16.7 million for inventories and cash acquired. Spartan Stores acquired the store locations and operations of VG's in an effort to establish its retail presence in Eastern Michigan. The purchased assets included inventories, prescription files, trade names, land, leasehold improvements, equipment and licenses. Spartan Stores assumed VG's lease obligations for the 17 stores.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocations were based on a combination of third-party valuations and internal analyses.
(In thousands)	December 29, 2008

Current assets, less cash acquired	$16,253
Goodwill	67,366
Trade name	23,690
Favorable leases	269
Customer lists	4,007
Other intangible assets	602
Property and equipment	25,539
Total assets acquired	137,546

Current liabilities	325
Capital lease obligations	11,476
Exit cost reserves	15,146
Other long-term liabilities	6,983
Total liabilities assumed	33,930
Net assets acquired	103,616
Reconciliation to purchase price paid to VG's:
Cash acquired	304
Direct costs of the acquisition	(2,218)
Total purchase price paid to VG's	$101,702

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Other

During fiscal 2010, Spartan Stores acquired certain assets of one fuel center/convenience store and three pharmacies in separate transactions for a total purchase price of $7.2 million. The purchased assets included inventory, customers lists, non-compete agreements, land, building, equipment and goodwill. The acquisitions were made to increase market share. Goodwill of $2.2 million and $0.4 million was assigned to the Retail and Distribution segments, respectively, all of which is expected to be deductible for tax purposes.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4
Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:
(In thousands)	Retail	Distribution	Total

Balance at March 30, 2008:
Goodwill	$204,855	$68,276	$273,131
Accumulated impairment charges	(86,600)	-	(86,600)
Goodwill, net	118,255	68,276	186,531

VG's acquisition (Note 3)	43,514	23,852	67,366
Other (Note 5)	(4,594)	-	(4,594)
Balance at March 28, 2009:
Goodwill	243,775	92,128	335,903
Accumulated impairment charges	(86,600)	-	(86,600)
Goodwill, net	157,175	92,128	249,303

Acquisitions (Note 3)	2,234	365	2,599
Other (Note 5)	(3,986)	-	(3,986)
Balance at March 27, 2010:
Goodwill	242,023	92,493	334,516
Accumulated impairment charges	(86,600)	-	(86,600)
Goodwill, net	$155,423	$92,493	$247,916

The following table reflects the components of amortized intangible assets, included in "Other, net" on the Consolidated Balance Sheets:
(In thousands)	March 27, 2010		March 28, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$3,410	$1,983	$3,769	$1,976
Favorable leases	5,262	2,119	5,844	2,205
Customer lists	10,738	3,302	9,744	1,863
Franchise fees and other	575	154	535	110
Total	$19,985	$7,558	$19,892	$6,154

The weighted average amortization period for amortizable intangible assets is as follows:
Non-compete agreements	8.7 years
Favorable leases	13.7 years
Customer lists	7.5 years
Franchise fees and other	12.1 years
Total	8.9 years

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for intangible assets was $2.3 million, $1.9 million and $1.8 million for fiscal years 2010, 2009 and 2008, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:
(In thousands)	Fiscal Year	Amortization Expense
	2011	$2,256
	2012	2,176
	2013	2,175
	2014	1,975
	2015	1,307

Indefinite-lived intangible assets that are not amortized consist primarily of a trade name and licenses for the sale of alcoholic beverages and amounted to $26.7 million as of March 27, 2010 and March 28, 2009.

Note 5
Restructuring and Asset Impairment Costs

The following table provides the activity of restructuring costs for fiscal years 2010, 2009 and 2008. Restructuring costs recorded in the Consolidated Balance Sheets are included in "Current portion of restructuring costs" in Current liabilities and "Restructuring costs" in Long-term liabilities based on when the obligations are expected to be paid.
(In thousands)	Lease and Ancillary Costs	Severance	Other	Total

Balance at April 1, 2007	$32,703	$-	$-	$32,703
Exit costs assumed in Felpausch acquisition (see Note 3)	11,305	-	-	11,305
Change in estimates	(1,868)	-	-	(1,868)	(a)
Payments, net of interest accretion	(6,013)	-	-	(6,013)
Balance at March 29, 2008	36,127	-	-	36,127
Exit costs related to disposition of The Pharm stores	4,562	-	-	4,562	(b)
Exit costs assumed in VG's acquisition (see Note 3)	15,146	-	-	15,146
Changes in estimates	(4,392)	-	-	(4,392)	(a)
Payments, net of interest accretion	(6,898)	-	-	(6,898)
Balance at March 28, 2009	44,545	-	-	44,545
Provision for lease and related ancillary costs, net of sublease income	1,111			1,111
Provision for severance and other costs	-	2,915	1,109	4,024
Changes in estimates	(4,860)	-	-	(4,860)	(a)
Payments, net of interest accretion	(6,914)	(859)	(1,109)	(8,882)
Balance at March 27, 2010	$33,882	$2,056	$-	$35,938

(a)

Goodwill was reduced by $3.9 million, $4.4 million and $1.9 million in fiscal 2010, 2009 and 2008, respectively, as a result of these changes in estimates as the initial charges for certain stores were established in the purchase price allocations for previous acquisitions. In fiscal 2010, $0.1 million was included in discontinued operations.

(b)

In fiscal 2009, the Retail segment recorded restructuring costs of $4.6 million related to the closure of The Pharm stores (Note 15). In addition, asset impairment charges of $1.0 million were recorded for unsold assets. These charges are included in discontinued operations.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring and asset impairment costs included in the Consolidated Statements of Earnings for the year ended March 27, 2010 consisted of the following:
(In thousands)	Retail	Distribution	Total
Provision for lease and related ancillary costs, net of sublease income, related to the closure of two stores	$1,111	$-	$1,111
Provision for severance and other costs related to warehouse closing		3,574	3,574
Changes in estimated costs and sublease recoveries in excess of previous estimates	(865)		(865)
Provision for severance for corporate workforce reduction		450	450
Asset impairment charges for assets at closed stores, assets at underperforming stores and abandoned development projects	1,702	182	1,884
	$1,948	$4,206	$6,154

During the fourth quarter of fiscal 2010, Spartan Stores implemented the final stages of a comprehensive, multi-year supply chain optimization strategy. As a part of these optimization efforts the Plymouth, Michigan dry grocery distribution operation was transitioned to our Grand Rapids facility. The transition was completed in the first quarter of fiscal 2011. As a result, in fiscal 2011 severance for terminated associates and other one-time costs directly related to the transition were incurred. We expect to incur additional charges of approximately $2.5 million to $3.0 million in the first quarter of fiscal 2011 for termination of the leased warehouse and transitional expenses.

Store lease obligations included in restructuring costs include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 6
Long-Term Debt

Spartan Stores' long-term debt consists of the following:
(In thousands)	March 27, 2010	March 28, 2009

Senior secured revolving credit facility, due December 2012	$45,000	$64,940
Convertible subordinated notes, 3.375% due May 2027, net of unamortized debt discount	91,962	88,429
Capital lease obligations (Note 10)	47,809	44,033
Other, 7.00% - 9.25%, due fiscal 2012 - 2021	504	645
	185,275	198,047
Less current portion	4,209	3,932
Total long-term debt	$181,066	$194,115

Effective April 5, 2007, Spartan Stores amended its existing senior secured revolving credit facility. The amendment extended the senior secured revolving credit facility ("credit facility") maturity by two years and now matures in December 2012 rather than December 2010. Spartan Stores amended the credit facility effective May 22, 2007, in part to permit the issuance of the convertible senior notes described below. At Spartan Stores' option, the maximum amount under the credit facility may be increased up to $275.0 million through the increased commitments from lenders, and provided that asset levels are increased sufficient to support the increased borrowings. Interest rates

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the amended agreement may be up to 50 basis points lower depending on levels of excess availability under the agreement. The credit facility is secured by substantially all of Spartan Stores' assets. On August 17, 2007, Spartan Stores entered into an agreement to increase the maximum credit available under its existing senior secured credit facility from $225.0 million to $255.0 million.

Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include a minimum fixed charge coverage ratio and maximum capital expenditures, as defined in the credit agreement. These covenants are not effective as long as Spartan Stores maintains minimum excess availability levels of $25.0 million with respect to the minimum fixed charge coverage ratio and $20 million with respect to maximum capital expenditures. Spartan Stores had available borrowings of $121.4 million at March 27, 2010 and excess availability of $131.4 million. Payment of dividends and repurchases of outstanding shares are permitted up to a total of $15.0 million per year, provided that excess availability of $20.0 million is maintained. The credit facility provides for the issuance of letters of credit of which $1.7 million were outstanding and unused as of March 27, 2010. Borrowings under the revolving credit portion of the facility bear interest at LIBOR plus 1.25% or the prime rate (weighted average interest rate of 3.33% at March 27, 2010 including the effect of the interest rate swap (see Note 7)).

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	At any time on or after February 15, 2027 until the close of business on the business day immediately preceding the maturity date,
5.	Upon the occurrence of specified corporate transactions.

Upon conversion by the holder, the notes convert at an initial conversion rate of 28.0310 shares of Spartan Stores common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $35.67 per share), subject to adjustments upon certain events. Upon a surrender of notes for conversion, Spartan Stores will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and the total conversion obligation, and shares of Spartan Stores common stock in respect of the remainder, if any, of the conversion obligation, unless Spartan Stores has elected to satisfy its obligation under such conversion by delivering only shares of common stock.

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

The amount of interest expense recognized and the effective interest rate for Spartan Stores' convertible senior notes were as follows:
(In thousands)	2010	2009	2008
Contractual coupon interest	$3,712	$3,712	$3,089
Amortization of discount on convertible senior notes	3,533	3,261	2,789
Interest expense	$7,245	$6,973	$5,878

Effective interest rate	8.125%	8.125%	8.125%

The debt and equity components recognized for Spartan Stores' convertible senior notes were as follows:
(In thousands)	March 27, 2010		March 28, 2009

Principal amount of convertible senior notes	$110,000		$110,000
Unamortized discount	18,038	(1)	21,571
Net carrying amount	91,962		88,429
Common stock	16,420		16,420

(1) Will be recognized over a remaining period of 4.1 years.

The weighted average interest rates including loan fee amortization for fiscal 2010, 2009 and fiscal 2008 were 7.59%, 8.37% and 9.24%, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 27, 2010, long-term debt was due as follows:
(In thousands)	Fiscal Year
	2011	$4,209
	2012	4,396
	2013	49,278
	2014	3,459
	2015	95,468
	Thereafter	28,465
		$185,275

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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores' senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.48% at March 27, 2010) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. There was no impact on earnings in fiscal 2010 and 2009 as the cash flow hedge is highly effective and, assuming the swap agreement continues to qualify as a hedge on the related debt, Spartan Stores expects no material impact on earnings in the next twelve months.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instrument designated as an interest rate cash flow hedge:
Balance Sheet Classification	March 27, 2010	March 28, 2009

Other long-term liabilities	$653	$462

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for fiscal 2010 and 2009:
	Location in Consolidated Financial Statements	2010	2009
Loss, net of taxes, recognized in other comprehensive income	Other comprehensive income	$117	$283

Pre-tax loss reclassified from accumulated other comprehensive loss	Interest expense	814	159

Note 8
Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At March 27, 2010 and March 28, 2009 the estimated fair value and the book value of our debt instruments were as follows:
(In thousands)	March 27, 2010	March 28, 2009

Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$4,209	$3,932
Long-term debt and capital lease obligations	181,066	194,115
Equity component of convertible debt	18,038	21,571
Total book value of debt instruments	203,313	219,618
Fair value of debt instruments	185,118	184,110
Excess of book value over fair value	$18,195	$35,508

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

At March 27, 2010 and March 28, 2009, the fair value of the interest rate swap liability was approximately $0.7 million and $0.5 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value measurements are classified within Level 2 of the hierarchy and are

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined using prices from a financial institution that develops values based on observable inputs in active markets.

Long-lived assets totaling $6.9 million were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value heirarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. Spartan Stores estimates future cash flows based on experience and knowledge of the market in which the assets are located, and when necessary, uses real estate brokers. See Note 5 for discussion of long-lived asset impairment charges.

Note 9
Commitments and Contingencies

Spartan Stores subleases property at certain locations and received rental income of $2.1 million in fiscal 2010. In the event of the customer's default, Spartan would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 10.

Unions represent approximately 8% of Spartan Stores' associates. Contracts covering 720 distribution center and transportation associates expire in October 2011.

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

Rental expense, net of sublease income, under operating leases consisted of the following:
(In thousands)	2010	2009	2008

Minimum rentals	$33,706	$30,665	$29,083
Contingent payments	1,013	1,063	1,056
Sublease income	(2,064)	(1,816)	(1,609)
	$32,655	$29,912	$28,530

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total future lease commitments of Spartan Stores under capital and operating leases in effect at March 27, 2010 are as follows:
(In thousands)	Capital	Operating
Fiscal Year	Used in Operations	Used in Operations	Subleased to Others	Total

2011	$7,951	$30,313	$1,135	$31,448
2012	7,886	25,597	971	26,568
2013	7,384	22,003	665	22,668
2014	6,274	17,581	394	17,975
2015	6,043	13,116	303	13,419
Thereafter	39,661	39,740	177	39,917

Total	75,199	$148,350	$3,645	$151,995
Interest	(27,390)
Present value of minimum lease obligations	47,809
Current portion	4,069
Long-term obligations	$43,740

Amortization expense for property under capital leases was $4.1 million, $3.2 million and $2.5 million in fiscal years 2010, 2009 and 2008, respectively.

Assets held under capital leases consisted of the following:
(In thousands)	March 27, 2010	March 28, 2009

Buildings and improvements	$47,098	$39,436
Equipment	3,924	4,096
	51,022	43,532
Less accumulated depreciation	13,520	9,636
Net property	$37,502	$33,896

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

Owned assets, included in property and equipment, which are leased to others are as follows:
(In thousands)	March 27, 2010	March 28, 2009

Land and improvements	$1,173	$1,172
Buildings	5,942	5,617
	7,115	6,789
Less accumulated depreciation	3,491	3,653
Net property	$3,624	$3,136

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rentals to be received under operating leases in effect at March 27, 2010 are as follows:

(In thousands)
Fiscal Year	Owned Property	Leased Property	Total

2011	$1,077	$1,343	$2,420
2012	691	1,050	1,741
2013	531	707	1,238
2014	442	418	860
2015	444	321	765
Thereafter	1,188	187	1,375
Total	$4,373	$4,026	$8,399

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

Matching contributions made by Spartan Stores to salary reduction defined contribution plans totaled $1.7 million, $2.9 million and $2.4 million in fiscal years 2010, 2009 and 2008, respectively.

In addition to the plans described above, Spartan Stores participates in several multi-employer and other defined contribution plans for substantially all associates covered by collective bargaining agreements. The expense for these plans totaled approximately $7.5 million, $7.4 million and $7.7 million in fiscal years 2010, 2009 and 2008, respectively.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the change in benefit obligation, change in plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for Spartan Stores' pension and postretirement benefit plans. The accrued benefit costs are reported in Postretirement benefits in the Consolidated Balance Sheets. The measurement date was December 31 for fiscal 2008. In accordance with new accounting guidance, in fiscal 2009 Spartan Stores changed its measurement date to coincide with its fiscal year end. Spartan Stores adopted the measurement date provisions of the new accounting guidance on March 30, 2008, the first day of fiscal year 2009, and recorded the cumulative effect of adopting these provisions by decreasing shareholders' equity by $0.3 million.
(In thousands, except percentages)	Pension Benefits		SERP Benefits		Postretirement Benefits
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009

Change in benefit obligation
Benefit obligation at beginning of year	$53,777	$53,069	$917	$728	$6,431	$6,089
Service cost	2,949	2,660	82	52	133	168
Interest cost	3,605	3,189	57	43	439	370
Plan amendments	-	568	-	6	-	-
Actuarial (gain) loss	5,840	(2,427)	58	138	1,424	10
Benefits paid	(4,184)	(3,569)	(67)	(59)	(278)	(272)
Adjustment for change in measurement date	-	287	-	9	-	66

Benefit obligation at end of year	$61,987	$53,777	$1,047	$917	$8,149	$6,431

Change in plan assets
Plan assets at fair value at beginning of year	$37,069	$53,937	$-	$-	$-	$-
Actual return on plan assets	13,475	(16,091)	-	-	-	-
Actuarial loss	-	-	-	-	-	539
Company contributions	5,970	3,343	67	59	278	272
Benefits paid	(4,184)	(3,569)	(67)	(59)	(278)	(817)
Adjustment for change in measurement date	-	(551)	-	-	-	6

Plan assets at fair value at measurement date	$52,330	$37,069	$-	$-	$-	$-

Funded (unfunded) status	$(9,657)	$(16,708)	$(1,047)	$(917)	$(8,149)	$(6,431)

Components of net amount recognized in financial position:
Current liabilities	-	-	(74)	(212)	(304)	(328)
Noncurrent liabilities	(9,657)	(16,708)	(973)	(705)	(7,845)	(6,103)
	$(9,657)	$(16,708)	$(1,047)	$(917)	$(8,149)	$(6,431)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$22,645	$26,869	$531	$515	$2,307	$903
Prior service credit	(4,453)	(5,089)	(7)	(7)	(503)	(557)
	$18,192	$21,780	$524	$508	$1,804	$346

Weighted average assumptions at
Measurement date
Discount rate	5.25%	7.00%	5.25%	7.00%	5.25%	7.00%
Expected return on plan assets	8.25%	8.25%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit obligation for pension plans is measured as the projected benefit obligation; the benefit obligation for postretirement benefit plans is measured as the accumulated benefit obligation. The accumulated benefit obligation for both of the defined benefit pension plans was $60.4 million and $53.3 million at March 27, 2010 and March 28, 2009, respectively.

Components of net periodic benefit cost
(In thousands)	Pension Benefits			SERP
	March 27, 2010	March 28, 2009	March 29, 2008	March 27, 2010	March 28, 2009	March 29, 2008
Service cost	$2,949	$2,660	$3,532	$82	$52	$53
Interest cost	3,605	3,190	2,733	57	43	35
Expected return on plan assets	(4,069)	(4,330)	(3,732)	-	-	-
Amortization of prior service cost	(637)	(690)	(690)	-	(1)	(1)
Recognized actuarial net loss	658	346	290	42	36	27
Net periodic benefit cost	$2,506	$1,176	$2,133	$181	$130	$114

	Postretirement Benefits
	March 27, 2010	March 28, 2009	March 29, 2008
Service cost	$133	$168	$211
Interest cost	440	371	401
Amortization of prior service cost	(54)	(54)	(64)
Recognized actuarial net loss	20	-	39
Net periodic benefit cost	$539	$485	$587

The net actuarial loss, prior service cost and transition obligation included in "Accumulated Other Comprehensive Income" and expected to be recognized in net periodic benefit cost during fiscal year 2011 are as follows:
(In thousands)	Pension Benefits	SERP Benefits	Postretirement Benefits
Net actuarial loss	$1,497	$41	$123
Prior service credit	(637)	-	(54)
	$860	$41	$69

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses are amortized over the average remaining service life of active participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets.

Spartan Stores has assumed an average long-term expected return on pension plan assets of 8.25% as of March 27, 2010. The expected return assumption was modeled by third-party investment portfolio managers, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. The expected return was developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the plan assets. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. This overall return assumption is believed to be reasonable over a longer-term period that is consistent with the liabilities.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.00% for fiscal 2010, 9.50% for fiscal 2009 and 10.00% for fiscal 2008, decreasing .50% per year to 5.00%. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by 0.40% and the periodic postretirement benefit cost by 0.75%. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation by 0.31% and total service and interest cost by 0.81%.

Spartan Stores has an investment policy for the pension plan with a long-term asset allocation mix designed to meet the long-term retirement obligations. The asset allocation mix is reviewed annually and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes actual allocations as of March 27, 2010 and March 28, 2009:
		Plan Assets
	Target Range	March 27, 2010	March 28, 2009
Asset Category
Equity securities	55.0 - 75.0%	66.1%	55.1%
Fixed income	25.0 - 45.0	33.9	44.9
Total	100.0%	100.0%	100.0%

The investment policy emphasizes the following key objectives: (1) maintain the purchasing power of the current assets and all future contributions by producing positive real rates of return on plan assets; (2) maximize return within reasonable and prudent levels of risk in order to minimize contributions and (3) control costs of administering the plan and managing the investments.

Expected rates of return on plan assets were developed by determining projected stock and bond returns and then applying these returns to the target asset allocations, resulting in a weighted-average rate of return on plan assets. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market.

The fair value of Spartan Stores' pension plan assets at March 27, 2010 by asset category are as follows:
	Fair Value Measurements
(In thousands)	Total	Quoted prices in markets for identical assets (Level 1)	Significant observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Mutual funds	$44,528	$44,528	$		$
Money market fund	3,414			3,414
Guaranteed annuity contract	4,388					4,388
Total fair value	$52,330	$44,528		$3,414		$4,388

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances for Level 3 assets for the fiscal year 2010 follows:
(In thousands)	Guaranteed Annuity Contract

Balance as of March 29, 2009	$3,748
Purchases, sales, issuances and settlements (net)	(505)
Realized gains	246
Unrealized gains	899
Balance as of March 27, 2010	$4,388

No payments were required to be made in fiscal 2010 to meet the minimum funding requirements. However, Spartan Stores made a voluntary contribution of $5.2 million to move the plan closer to a fully funded status and reduce future pension expense. Spartan Stores is required to make a contribution of $2.9 million to its defined benefit pension plan in fiscal 2011 to meet minimum pension funding requirements.

The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:
(In thousands)	Pension Benefits and SERP Benefits	Other Benefits

2011	$4,697	$337
2012	5,452	365
2013	5,066	400
2014	6,021	420
2015	5,716	447
2016 to 2020	32,279	2,698

Note 12
Taxes on Income

The income tax provision for continuing operations is summarized as follows:
(In thousands)	March 27, 2010	March 28, 2009	March 29, 2008

Currently payable:
Federal	$3,199	$4,816	$3,080
State	1,246	2,171	800
Total currently payable	4,445	6,987	3,880
Deferred:
Federal	10,424	14,223	13,336
State	1,606	2,704	-
Total deferred	12,030	16,927	13,336
Total	$16,475	$23,914	$17,216

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:
	2010	2009	2008

Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.5	5.4	0.8
Tax credits	(0.2)	(0.1)	(0.2)
Charitable product donations	(0.4)	-	-
Other	(0.1)	0.3	0.2
Effective income tax rate	38.8%	40.6%	35.8%

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

Deferred tax assets and liabilities resulting from temporary differences as of March 27, 2010 and March 28, 2009 are as follows:
(In thousands)
	2010	2009
Deferred tax assets:
Employee benefits	$17,996	$16,077
Accounts receivable	900	704
Asset impairment and closed store reserves	1,368	3,630
Deferred revenue	1,071	853
State taxes	974	1,274
All other	3,143	2,610
Total deferred tax assets	25,452	25,148

Deferred tax liabilities:
Depreciation	25,351	22,049
Inventory	5,041	4,422
Goodwill	21,685	13,940
Convertible debt interest	13,482	12,149
Leases	3,423	1,999
All other	958	726
Total deferred tax liabilities	69,940	55,285

Net deferred tax liability	$(44,488)	$(30,137)

On March 30, 2008, Spartan Stores adopted new accounting guidance on the accounting for uncertainty in income taxes. This accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon settlement. The adoption of this new accounting guidance increased retained earnings by approximately $1.0 million as of the beginning of fiscal year 2008.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
(In thousands)
	March 27, 2010	March 28, 2009
Balance at beginning of year	$812	$618
Gross increases - tax positions taken in prior years	3	7
Gross decreases - tax positions taken in prior years	(485)	(521)
Gross increases - tax positions taken in current year	1,911	725
Lapse of statute of limitations	(9)	(17)
Balance at end of year	$2,232	$812

Spartan Stores anticipates that $0.6 million of the unrecognized tax benefits will be settled prior to March 26, 2011. Spartan Stores recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Accrued interest and penalties are not material. As of March 27, 2010, the balance of unrecognized tax benefits included tax positions of $1.6 million that would reduce Spartan Stores' effective income tax rate if recognized in future periods.

Spartan Stores files income tax returns with federal, state and local tax authorities within the United States. With few exceptions, we are no longer subject to U.S. federal or state examinations by tax authorities for fiscal years before 2007, and are no longer subject to local examination by tax authorities for fiscal years before 2006. In October 2009, the Internal Revenue Service (IRS) completed its examination of Spartan Stores' federal income tax returns for fiscal years 2004 through 2006.

Note 13
Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans covering 4,200,000 shares of Spartan Stores' common stock: the Spartan Stores, Inc. 2001 Stock Incentive Plan (the "2001 Plan") and the Spartan Stores, Inc. Stock Incentive Plan of 2005 (the "2005 Plan"). The plans provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. Holders of restricted stock and stock awards are entitled to participate in cash dividends and dividend equivalents. As of March 27, 2010, 73,670 shares remained unissued under the 2001 Plan, and 1,155,823 shares remained unissued under the 2005 Plan.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
	2010	2009	2008

Dividend yield	1.43%	0.86% - 1.01%	0.70% - 0.89%
Expected volatility	41.50% - 42.30%	37.55% - 39.82%	32.84% - 34.51%
Risk-free interest rate	2.28%	2.25% - 3.28%	4.27% - 4.76%
Expected life of option	6.25 years	6.25 years	6.25 years

The following table summarizes stock option activity for the three years ended March 27, 2010:
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value (In thousands)

Options outstanding at April 1, 2007	609,397	9.44	6.87	10,553
Granted	97,138	28.00
Exercised	(117,620)	6.24		2,370
Cancelled	(8,283)	9.92

Options outstanding at March 29, 2008	580,632	13.16	6.56	5,059
Granted	290,780	22.72
Exercised	(157,554)	8.94		2,302
Cancelled	(7,491)	17.79

Options outstanding at March 28, 2009	706,367	$17.99	7.20	$1,506
Granted	179,382	13.87
Exercised	(27,869)	6.99		201
Cancelled	(25,937)	20.62

Options outstanding at March 27, 2010	831,943	$17.39	6.90	$1,279

Options exercisable at March 29, 2008	293,321	$8.85	4.94	$3,461
Options exercisable at March 28, 2009	244,111	$11.29	4.65	$1,329
Options exercisable at March 27, 2010	366,113	$15.15	5.15	$1,111

Vested and expected to vest in the future at March 27, 2010	812,059	$17.35	6.86	$1,271

The weighted average grant-date fair value of stock options granted during fiscal years 2010, 2009 and 2008 was $5.26, $8.90 and $10.91, respectively. Cash received from option exercises was $0.2 million, $1.4 million and $0.7 million during fiscal years 2010, 2009 and 2008, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize information concerning options outstanding and options exercisable at March 27, 2010:
Options Outstanding
Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price

$2.29 - 13.75	235,482	4.58	$9.77
13.76 - 22.00	231,887	7.63	14.62
22.01 - 23.00	259,303	8.14	22.69
23.01 - 28.28	105,271	7.40	27.47
$2.29 - 28.28	831,943	6.90	$17.39

Options Exercisable
Exercise Prices	Options Exercisable	Weighted Average Exercise Price

$2.29 - 13.75	198,498	$9.04
13.76 - 22.00	51,062	16.73
22.01 - 23.00	67,376	22.68
23.01 - 28.28	49,177	27.85
$2.29 - 28.28	366,113	$15.15

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

Historically, awards have been granted in the form of stock options and restricted stock. In fiscal 2010, Spartan Stores also granted restricted stock units ("RSU's") to certain executive employees of the Company. The RSU's have a service condition and a performance condition that must be met in order for the awards to vest. Depending on whether the Company achieves specified threshold, target, or maximum levels of earnings per share as defined in the award documents, an employee could receive a number of shares of Spartan Stores common stock ranging from zero to 200 percent of the number of RSU's granted. Any shares received upon conversion are subject to a cliff vesting period ending on the third anniversary of the grant date as designated in the award documents. Compensation expense is recognized over the service vesting period if and when the Company concludes it is probable that the performance vesting condition will be satisfied. If the performance condition is not satisfied, then no compensation cost is recorded and any compensation cost previously recognized will be reversed. The performance condition was not met for fiscal 2010.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock activity for the three years ended March 27, 2010:
	Shares	Weighted Average Grant-Date Fair Value

Outstanding and nonvested at April 1, 2007	546,704	10.86
Granted	170,011	27.98
Vested	(132,789)	10.02
Forfeited	(3,836)	14.91

Outstanding and nonvested at March 29, 2008	580,090	16.04
Granted	217,783	23.03
Vested	(177,062)	13.67
Forfeited	(30,118)	20.01

Outstanding and nonvested at March 28, 2009	590,693	19.12
Granted	333,746	13.88
Vested	(202,896)	15.61
Forfeited	(102,821)	14.06

Outstanding and nonvested at March 27, 2010	618,722	$18.28

The total fair value of shares vested during fiscal years 2010, 2009 and 2008 was $3.2 million, $2.4 million and $1.3 million, respectively.

Share-based compensation expense recognized and included in "Selling, general and administrative expenses" in the Consolidated Statements of Earnings and related tax benefits were as follows:
(In thousands)	2010	2009	2008

Stock options	$1,067	$1,841	$821
Restricted stock	3,560	3,037	2,192
Tax benefits	(1,792)	(1,976)	(1,094)
	$2,835	$2,902	$1,919

As of March 27, 2010, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $1.6 million for stock options and $7.9 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.2 years for stock options and 3.0 years for restricted stock.

Spartan Stores recognized tax deductions of $3.3 million, $5.4 million and $5.2 million related to the exercise of stock options and the vesting of restricted stock during fiscal years 2010, 2009 and 2008, respectively.

Spartan Stores has a stock bonus plan covering 300,000 shares of Spartan Stores common stock. Under the provisions of this plan, certain officers and key associates of Spartan Stores may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 30% of the portion of the bonus they elect to receive in stock. Compensation expense is recorded based upon the market price of the stock as of the measurement date. At March 27, 2010, 118,156 shares remained unissued under the plan.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spartan Stores has an associate stock purchase plan covering 200,000 shares of Spartan Stores common stock. The plan provides that associates of Spartan Stores and its subsidiaries may purchase shares at 95% of the fair market value. At March 27, 2010, 2,045 shares had been issued under the plan.

Note 14
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $4.6 million, $5.0 million and $4.8 million for fiscal years 2010, 2009 and 2008, respectively. Non-cash investing and financing activities include capital leases and notes payable of $7.6 million, $0.3 million and $7.6 million for fiscal years 2010, 2009 and 2008, respectively. Non-cash investing activities also include capital expenditures included in accounts payable of $2.3 million, $3.8 million and $7.0 million for fiscal years 2010, 2009 and 2008.

Note 15
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

During the fourth quarter of fiscal year 2008, Spartan Stores approved a plan to close the remaining 14 The Pharm stores and sell the prescription files. In the first quarter of fiscal 2009, Spartan Stores completed the closure and disposition of the prescription files of 13 of the 14 remaining The Pharm stores, allowing Spartan Stores to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. In the second quarter of fiscal 2009, the closure and disposition of the prescription file of the last remaining store was completed. Total net cash proceeds of $13.8 million were received during fiscal 2008. Asset impairment charges and exit costs of $5.6 million were also recognized (Note 5).

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:
(In thousands)	March 27, 2010	March 28, 2009	March 29, 2008

Loss from discontinued operations (net of taxes of $159, $4,204 and $90)	$(375)	$(6,380)	$(93)
Gain on disposal of discontinued operations (net of taxes of $5,415 and $1,027)	-	8,218	1,888
Total earnings from discontinued operations	$(375)	$1,838	$1,795

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of discontinued operations for fiscal years 2010, 2009 and 2008 were $0.0 million, $22.3 million and $139.2 million, respectively. Significant assets and liabilities of discontinued operations are as follows:
(In thousands)	March 27, 2010	March 28, 2009

Current assets	$74	$169
Property, net	5,007	5,627
Other long-term assets	434	36
Current liabilities	1,447	4,256
Long-term liabilities	951	2,342

Note 16
Reporting Segment Information

Spartan Stores has two reportable segments. The Distribution segment supplies independent retail customers and its own retail stores with dry grocery, produce, dairy, meat, delicatessen, bakery, beverages, frozen food, seafood, floral, general merchandise, pharmacy and health and beauty care items. Sales to independent retail customers and inter-segment sales are recorded based upon a "cost plus" model for grocery, frozen, dairy, pharmacy and health and beauty care items and a "variable mark-up" model for meat, deli, bakery, produce, seafood, floral and general merchandise products. To supply its wholesale customers, Spartan Stores operates a fleet of tractors, conventional trailers and refrigerated trailers, substantially all of which are leased by Spartan Stores.

The Retail segment operates supermarkets in Michigan that typically offer dry grocery, produce, frozen, dairy, meat, beverages, floral, seafood, health and beauty care, delicatessen and bakery goods. Approximately 69% of the stores offer pharmacy services and 24 fuel centers were in operation as of March 27, 2010.

Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth information about Spartan Stores by reporting segment:
(In thousands)
	Distribution	Retail	Total
Year Ended March 27, 2010
Net sales to external customers	$1,091,285	$1,460,671	$2,551,956
Inter-segment sales	687,423	-	687,423
Depreciation and amortization	8,598	26,042	34,640
Operating earnings	38,073	20,591	58,664
Capital expenditures	7,347	43,125	50,472
Year Ended March 28, 2009
Net sales to external customers	$1,248,614	$1,328,124	$2,576,738
Inter-segment sales	635,307	-	635,307
Depreciation and amortization	8,102	20,031	28,133
Operating earnings	43,184	29,560	72,744
Capital expenditures	12,647	44,602	57,249
Year Ended March 29, 2008
Net sales to external customers	$1,284,299	$1,192,523	$2,476,822
Inter-segment sales	608,886	-	608,886
Depreciation and amortization	7,642	16,139	23,781
Operating earnings	34,681	26,941	61,622
Capital expenditures	8,425	31,651	40,076

(In thousands)
	2010	2009	2008
Total Assets at Year End
Distribution	$237,480	$233,450	$219,220
Retail	510,486	484,029	364,664
Discontinued operations	5,515	5,832	25,511
Total	$753,481	$723,311	$609,395

Spartan Stores offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The following table presents sales by type of similar product and services:
(Dollars in thousands)	2010		2009		2008

Non-perishables (1)	$1,367,298	53%	$1,374,566	53%	$1,315,621	53%
Perishables (2)	895,005	35	904,999	35	857,278	35
Fuel	95,937	4	98,258	4	81,185	3
Pharmacy	193,716	8	198,915	8	222,738	9
Consolidated net sales	$2,551,956	100%	$2,576,738	100%	$2,476,822	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

SPARTAN STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17
Quarterly Financial Information (unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. Common stock prices are the high and low sales prices for transactions reported on the NASDAQ Global Select Market for each period.
(In thousands, except per share data)
Fiscal 2010	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)

Net sales	$2,551,956	$558,777	$786,930	$610,222	$596,027
Gross margin	558,650	126,132	165,491	136,013	131,014
Restructuring and asset impairment costs	6,154	4,838	715	-	601
Earnings from continuing operations before income taxes	42,408	5,082	8,533	17,342	11,451
Earnings from continuing operations	25,933	3,331	5,261	10,497	6,844
Discontinued operations, net of taxes	(375)	(95)	(232)	(63)	15
Net earnings	25,558	3,236	5,029	10,434	6,859

Earnings from continuing operations per share:
Basic	$1.16	$0.15	$0.23	$0.47	$0.31
Diluted	1.15	0.15	0.23	0.47	0.31
Net earnings per share:
Basic	$1.14	$0.14	$0.22	$0.47	$0.31
Diluted	1.14	0.14	0.22	0.46	0.31

Dividends paid	$4,483	$1,116	$2,246	$-	$1,121
Common stock price - High	17.02	15.03	15.70	15.06	17.02
Common stock price - Low	11.54	12.08	13.11	11.78	11.54

(In thousands, except per share data)
Fiscal 2009	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)

Net sales	$2,576,738	$581,254	$781,949	$626,830	$586,705
Gross margin	536,113	135,625	157,440	127,518	115,530
Earnings from continuing operations before income taxes	58,947	13,612	13,840	19,568	11,927
Earnings from continuing operations	35,033	8,200	8,086	11,599	7,148
Discontinued operations, net of taxes	1,838	230	229	(963)	2,342
Net earnings	36,871	8,430	8,315	10,636	9,490

Earnings from continuing operations per share:
Basic	$1.59	$0. 37	$0.37	$0.52	$0.32
Diluted	1.57	0.37	0.36	0.52	0.32
Net earnings per share:
Basic	$1.67	$0.38	$0.38	$0.48	$0.43
Diluted	1.66	0.38	0.37	0.48	0.43

Dividends paid	$4,428	$1,111	$2,212	$-	$1,105
Common stock price - High	27.26	22.38	27.26	25.87	24.53
Common stock price - Low	12.25	12.25	20.40	22.04	18.24

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.
Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of March 27, 2010 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

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

          Management of Spartan Stores conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that Spartan Stores' internal control over financial reporting was effective as of March 27, 2010.

          The registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of March 27, 2010 as stated in their report on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Spartan Stores, Inc. and Subsidiaries
Grand Rapids, Michigan

We have audited the internal control over financial reporting of Spartan Stores, Inc. and subsidiaries (the "Company") as of March 27, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 27, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 27, 2010, of the Company and our report dated May 13, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan
May 13, 2010

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

          The information required by this item is here incorporated by reference from the sections titled "The Board of Directors," "Spartan Stores' Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Principles," and "Transactions with Related Persons" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2010.
Item 11.	Executive Compensation

          The information required by this item is here incorporated by reference from the sections entitled "Executive Compensation," "Potential Payments Upon Termination or Change in Control," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2010.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is here incorporated by reference from the sections titled "Ownership of Spartan Stores Stock" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2010.

          The following table provides information about Spartan Stores' equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2010.

EQUITY COMPENSATION PLANS
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	831,943	$ 17.39	1,347,649

Equity compensation plans not approved by security holders	0	Not applicable	0

Total	831,943	$ 17.39	1,347,649

(1)

Consists of the Spartan Stores, Inc. 1991 Stock Option Plan, the Spartan Stores, Inc. 2001 Stock Incentive Plan, the Spartan Stores, Inc. 2001 Stock Bonus Plan, and the Stock Incentive Plan of 2005. Stock options may no longer be issued under the 1991 Stock Option Plan. The numbers of shares reflected in column (c) in the table above with respect to the Stock Incentive Plan of 2005 (1,155,823 shares), the 2001 Stock Incentive Plan (73,670 shares) and the 2001 Stock Bonus Plan (118,156 shares) represent shares that may be issued other than upon the exercise of an option, warrant or right. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in Spartan Stores' capitalization.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          The information required by this item is here incorporated by reference from the section titled "Transactions with Related Persons" and the table captioned "Board of Directors Committee Membership" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2010.
Item 14.	Principal Accountant Fees and Services

          The information required by this item is here incorporated by reference from the section titled "Independent Auditors" in Spartan Stores' definitive proxy statement relating to its annual meeting of shareholders to be held in 2010.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated May 13, 2010

Consolidated Balance Sheets at March 27, 2010 and March 28, 2009

Consolidated Statements of Earnings for each of the three years in the period ended March 27, 2010

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 27, 2010

Consolidated Statements of Cash Flows for each of the three years in the period ended March 27, 2010

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

10.1

Purchase Agreement by and among Spartan Stores, Inc. and the Initial Purchasers named therein dated as of May 23, 2007. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

Exhibit Number	Document

10.2

Loan and Security Agreement dated December 23, 2003, by and among Spartan Stores, Inc. and certain subsidiaries as borrowers, Congress Financial Corporation (Central) as agent, the lenders named therein as lenders, and joined in by certain subsidiaries of Spartan Stores, Inc. as guarantors. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

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

10.7

Amendment No. 6 to Loan and Security Agreement dated May 22, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.8

Amendment No. 7 to Loan and Security Agreement dated May 20, 2009 between Spartan Stores, Inc. and subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 22, 2009. Here incorporated by reference.

10.9	Swap Transaction Confirmation. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on January 8, 2009. Here incorporated by reference.

10.10

Letter Agreement between Spartan Stores, Inc. and Wachovia Capital Finance Corporation (Central) as Agent for the Lenders, dated August 17, 2007. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed August 17, 2007. Here incorporated by reference.

Exhibit Number	Document

10.11*

Spartan Stores, Inc. Annual Executive Incentive Plan of 2005. Previously filed as Appendix A to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference. This plan will expire by its terms on the date of the Annual Meeting of Shareholders to be held in 2010.

10.12*	Spartan Stores, Inc. Stock Incentive Plan of 2005, as amended

10.13

Determination of Compensation Committee pursuant to the Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 3, 2009. Here incorporated by reference.

10.14*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.15*	Spartan Stores, Inc. Supplemental Executive Retirement Plan, as amended.

10.16*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.17*

Spartan Stores, Inc. 2000 Annual Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference. This plan expired by its terms on March 27, 2010.

10.18*	Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

10.19*

Form of Stock Option Grant to officers, dated May 15, 2009. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended June 20, 2009. Here incorporated by reference.

10.20*

Form of Restricted Stock Award to officers, dated May 15, 2009. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

10.21*

Form of Restricted Stock Unit Award to officers, dated May 15, 2009. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

10.22*

Form of Restricted Stock Award to outside directors, dated May 15, 2009. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

10.23*

Form of Stock Option Award to outside directors, dated May 15, 2009. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

10.24*

Form of Executive Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

Exhibit Number	Document

10.25*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.26*

Form of Executive Employment Agreement between Spartan Stores, Inc. and Craig C. Sturken. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.27*

Form of Executive Severance Agreement between Spartan Stores, Inc. and Craig C. Sturken. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.28

Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores Distribution, LLC. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

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
SPARTAN STORES, INC. (Registrant)

Date:	May 17, 2010	By	/s/ Dennis Eidson
Dennis Eidson President and Chief Executive Officer (Principal Executive Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.
May 17, 2010	By	* /s/ M. Shân Atkins
M. Shân Atkins Director

May 17, 2010	By	/s/ Dennis Eidson
Dennis Eidson President, Chief Executive Officer and Director (Principal Executive Officer)

May 17, 2010	By	*/s/ Dr. Frank M. Gambino
Dr. Frank M. Gambino Director

May 17, 2010	By	*/s/ Frederick S. Morganthall, II
Frederick S. Morganthall, II Director

May 17, 2010	By	*/s/ Elizabeth A. Nickels
Elizabeth A. Nickels Director

May 17, 2010	By	*/s/ Timothy J. O'Donovan
Timothy J. O'Donovan Director

May 17, 2010	By	*/s/ Craig C. Sturken
Craig C. Sturken Executive Chairman and Director

May 17, 2010	By	*/s/ James F. Wright
James F. Wright Director

May 17, 2010	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

May 17, 2010	*By	/s/ Dennis Eidson
Dennis Eidson Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Document

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

3.2	Amended and Restated Bylaws of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 20, 2007. Here incorporated by reference.

Exhibit Number	Document

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

10.1

Purchase Agreement by and among Spartan Stores, Inc. and the Initial Purchasers named therein dated as of May 23, 2007. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.2

Loan and Security Agreement dated December 23, 2003, by and among Spartan Stores, Inc. and certain subsidiaries as borrowers, Congress Financial Corporation (Central) as agent, the lenders named therein as lenders, and joined in by certain subsidiaries of Spartan Stores, Inc. as guarantors. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

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

10.7

Amendment No. 6 to Loan and Security Agreement dated May 22, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

Exhibit Number	Document

10.8

Amendment No. 7 to Loan and Security Agreement dated May 20, 2009 between Spartan Stores, Inc. and subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K filed May 22, 2009. Here incorporated by reference.

10.9	Swap Transaction Confirmation. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on January 8, 2009. Here incorporated by reference.

10.10

Letter Agreement between Spartan Stores, Inc. and Wachovia Capital Finance Corporation (Central) as Agent for the Lenders, dated August 17, 2007. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K, filed August 17, 2007. Here incorporated by reference.

10.11*

Spartan Stores, Inc. Annual Executive Incentive Plan of 2005. Previously filed as Appendix A to Spartan Stores' 2005 Proxy Statement filed on June 24, 2005. Here incorporated by reference. This plan will expire by its terms on the date of the Annual Meeting of Shareholders to be held in 2010.

10.12*	Spartan Stores, Inc. Stock Incentive Plan of 2005, as amended

10.13

Determination of Compensation Committee pursuant to the Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 3, 2009. Here incorporated by reference.

10.14*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores' Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.15*	Spartan Stores, Inc. Supplemental Executive Retirement Plan, as amended.

10.16*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.17*

Spartan Stores, Inc. 2000 Annual Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference. This plan expired by its terms on March 27, 2010.

10.18*	Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

10.19*

Form of Stock Option Grant to officers, dated May 15, 2009. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended June 20, 2009. Here incorporated by reference.

10.20*

Form of Restricted Stock Award to officers, dated May 15, 2009. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

Exhibit Number	Document

10.21*

Form of Restricted Stock Unit Award to officers, dated May 15, 2009. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

10.22*

Form of Restricted Stock Award to outside directors, dated May 15, 2009. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

10.23*

Form of Stock Option Award to outside directors, dated May 15, 2009. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

10.24*

Form of Executive Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.25*

Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.26*

Form of Executive Employment Agreement between Spartan Stores, Inc. and Craig C. Sturken. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.27*

Form of Executive Severance Agreement between Spartan Stores, Inc. and Craig C. Sturken. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.28

Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores Distribution, LLC. Previously filed as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

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