Form 10-Q
period 2010-06-19
SPARTAN STORES INC
filed 2010-07-29
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2010.

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

As of July 26, 2010 the registrant had 22,627,098 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

          The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls and investor presentations include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "plans," "believes," "estimates," "intends," is "encouraged," or "confident" that a particular occurrence or event "began," "will," "may," "could," "should" or "will likely" result or occur or "continue" in the future, that the "outlook" or "trend" is toward a particular result or occurrence, that a development is an "opportunity," a "priority," a "strategy," or "initiative" or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment, restructuring cost provisions and fair value measurements are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, release, presentation, or statement.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 27, 2010 (in particular, you should refer to the discussion of "Risk Factors" in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and strengthen our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors or changing consumer behavior; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends; and implement the other programs, initiatives, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports or presentations, our press releases and our public comments is not certain and will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	June 19, 2010	March 27, 2010

Current assets
Cash and cash equivalents	$6,441	$9,170
Accounts receivable, net	53,639	54,529
Inventories, net	127,545	117,514
Prepaid expenses and other current assets	10,556	9,474
Deferred taxes on income	3,685	5,508
Total current assets	201,866	196,195

Other assets
Goodwill	247,826	247,916
Other, net	61,070	61,409
Total other assets	308,896	309,325

Property and equipment, net	245,568	247,961

Total assets	$756,330	$753,481

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$121,864	$114,549
Accrued payroll and benefits	28,582	31,983
Other accrued expenses	18,107	20,838
Current portion of restructuring costs	8,383	8,877
Current maturities of long-term debt and capital lease obligations	4,191	4,209
Total current liabilities	181,127	180,456

Long-term liabilities
Deferred income taxes	52,756	49,996
Postretirement benefits	21,930	21,060
Other long-term liabilities	20,067	19,937
Restructuring costs	26,459	27,061
Long-term debt and capital lease obligations	175,714	181,066
Total long-term liabilities	296,926	299,120

Commitments and contingencies (Note 6)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 22,625 and 22,450 shares outstanding	158,066	158,225
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(13,299)	(12,973)
Retained earnings	133,510	128,653
Total shareholders' equity	278,277	273,905

Total liabilities and shareholders' equity	$756,330	$753,481

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	12 Weeks Ended
	June 19, 2010	June 20, 2009

Net sales	$577,237	$596,027
Cost of sales	450,548	465,013
Gross margin	126,689	131,014

Operating expenses
Selling, general and administrative	110,760	115,322
Restructuring and asset impairments costs	2,582	601
Total operating expenses	113,342	115,923

Operating earnings	13,347	15,091

Other income and expenses
Interest expense	3,429	3,663
Other, net	(50)	(23)
Total other income and expenses	3,379	3,640

Earnings before income taxes and discontinued operations	9,968	11,451
Income taxes	3,893	4,607
Earnings from continuing operations	6,075	6,844

(Loss) earnings from discontinued operations, net of taxes	(88)	15
Net earnings	$5,987	$6,859

Basic earnings per share:
Earnings from continuing operations	$0.27	$0.31
Earnings from discontinued operations	-	-
Net earnings	$0.27	$0.31

Diluted earnings per share:
Earnings from continuing operations	$0.27	$0.31
Loss from discontinued operations	(0.01)	-
Net earnings	$0.26	$0.31

Weighted average shares outstanding:
Basic	22,528	22,296
Diluted	22,607	22,375

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance - March 27, 2010	22,450	$158,225	$(12,973)	$128,653	$273,905

Comprehensive income, net of tax:
Net earnings	-	-	-	5,987	5,987
Change in fair value of interest rate swap, net of taxes of $209	-	-	(326)	-	(326)
Total comprehensive income					5,661

Dividends - $.20 per share	-	-	-	(1,130)	(1,130)
Repurchase of equity component of
convertible debt, net of tax	-	(388)	-	-	(388)
Stock-based employee compensation	-	1,106	-	-	1,106
Issuances of common stock and related
tax benefits on stock option exercises	21	199	-	-	199
Issuances of restricted stock and
related income tax	215	(149)	-	-	(149)
Cancellations of restricted stock	(61)	(927)	-	-	(927)

Balance - June 19, 2010	22,625	$158,066	$(13,299)	$133,510	$278,277

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	12 Weeks Ended
	June 19, 2010	June 20, 2009
Cash flows from operating activities
Net earnings	$5,987	$6,859
Loss (earnings) from discontinued operations	88	(15)
Earnings from continuing operations	6,075	6,844
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Non-cash restructuring and asset impairment costs	2,293	601
Non-cash convertible debt interest	823	790
Depreciation and amortization	7,864	8,086
Postretirement benefits expense	897	800
Deferred taxes on income	4,933	3,587
Stock-based compensation expense	1,106	1,354
Excess tax benefit on stock compensation	(150)	(282)
Gain on repurchase of convertible notes	(69)	-
Other	80	124
Change in operating assets and liabilities:
Accounts receivable	890	(1,935)
Inventories	(10,031)	(19,046)
Prepaid expenses and other assets	(1,804)	837
Accounts payable	8,961	22,361
Accrued payroll and benefits	(4,269)	(8,310)
Postretirement benefits payments	(86)	(12)
Other accrued expenses and other liabilities	(6,066)	692
Net cash provided by operating activities	11,447	16,491

Cash flows from investing activities
Purchases of property and equipment	(6,316)	(10,582)
Net proceeds from the sale of assets	62	48
Other	28	27
Net cash used in investing activities	(6,226)	(10,507)

Cash flows from financing activities
Proceeds from revolving credit facility	98,580	131,212
Payments on revolving credit facility	(93,080)	(133,300)
Repurchase of convertible notes	(10,724)	-
Repayment of other long-term borrowings	(1,380)	(936)
Excess tax benefit on stock compensation	150	282
Proceeds from exercise of stock options	142	-
Dividends paid	(1,130)	(1,121)
Net cash used in financing activities	(7,442)	(3,863)

Cash flows from discontinued operations
Net cash used in operating activities	(434)	(838)
Net cash used in investing activities	(74)	-
Net cash used in discontinued operations	(508)	(838)

Net (decrease) increase in cash and cash equivalents	(2,729)	1,283
Cash and cash equivalents at beginning of period	9,170	6,519
Cash and cash equivalents at end of period	$6,441	$7,802

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of June 19, 2010 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2
Changes in Accounting Principles

ASC Subtopic 470-20

Effective March 29, 2009, Spartan Stores adopted the provisions of Accounting Standards Codification (ASC) Subtopic 470-20 ("ASC 470-20", originally issued as Financial Accounting Standards Board (FASB) Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)"), which changed the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. Spartan Stores is required to recognize non-cash interest expense on its convertible senior notes based on the market rate for similar debt instruments without the conversion feature. Convertible debt instruments are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds from the issuance and the amount reflected as a debt liability is assigned to equity. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the consolidated statements of earnings. Additionally, transaction costs incurred with third parties shall be allocated to and accounted for as debt issuance costs and equity issuance costs in proportion to the allocation of proceeds between the liability and equity component, respectively. Retrospective application to all periods presented is required.

ASC Topic 260

Effective March 29, 2009, Spartan Stores adopted the updated provisions of ASC Topic 260 (originally issued as FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities"). The updated provisions of ASC 260 clarify that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share pursuant to the two-class method. The updated provisions of ASC 260 must be applied on a retrospective basis. Historically, Spartan Stores' unvested restricted shares have been included in the calculation of diluted earnings per share under the treasury stock method. These shares are now included in the computation of basic earnings per share. For the quarter ended June 20, 2009, basic and diluted earnings per share from continuing operations and net earnings were reduced by $0.01.

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings per share calculations because they were antidilutive were 520,446 in fiscal 2011 and 520,135 in fiscal 2010.

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

Note 3
Restructuring and Asset Impairment Costs

The following table provides the activity of restructuring costs for the 12 weeks ended June 19, 2010. Restructuring costs recorded in the Consolidated Balance Sheets are included in "Current portion of restructuring costs" in Current liabilities and "Restructuring costs" in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)

Balance at March 27, 2010	$35,938
Charges	2,432
Payments, net of interest accretion	(3,528)
Balance at June 19, 2010	$34,842

The lease obligations include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 4
Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At June 19, 2010 and March 27, 2010 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	June 19, 2010	March 27, 2010

Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$4,191	$4,209
Long-term debt and capital lease obligations	175,714	181,066
Equity component of convertible debt	15,268	18,038
Total book value of debt instruments	195,173	203,313
Fair value of debt instruments	176,056	185,118
Excess of book value over fair value	$19,117	$18,195

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

At June 19, 2010 and March 27, 2010, the fair value of the interest rate swap liability was approximately $1.2 million and $0.7 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value measurements are classified within Level 2 of the hierarchy as significant observable market inputs are readily available as the basis of the fair value measurements.

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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap has been designated as a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores' senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33 percent and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25 percent (1.60 percent at June 19, 2010) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with the senior secured revolving credit facility on December 24, 2012.

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instrument designated as an interest rate cash flow hedge:
Balance Sheet Classification	June 19, 2010	March 27, 2010

Other long-term liabilities	$1,186	$653

The following table provides a summary of the financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for the first quarter of fiscal 2011:

	Location in Consolidated Financial Statements
Loss, net of taxes, recognized in other comprehensive income	Other comprehensive income	$326

Pre-tax loss reclassified from accumulated other comprehensive loss	Interest expense	$207

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

Note 7
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the first quarters of fiscal 2011 and 2010:

(In thousands)
	Pension Benefits		SERP Benefits		Postretirement Benefits
	June 19, 2010	June 20, 2009	June 19, 2010	June 20, 2009	June 19, 2010	June 20, 2009
Service cost	$807	$680	$14	$19	$45	$31
Interest cost	723	832	12	13	97	101
Expected return on plan assets	(998)	(939)	-	-	-	-
Amortization of prior service cost	(147)	(147)	-	-	(12)	(12)
Recognized actuarial net loss	345	152	10	10	28	4
Net periodic benefit cost	$730	$578	$36	$42	$158	$124

No payments are required to be made in fiscal 2011 to meet the minimum pension funding requirements until the accumulated funding standard carryover balance of $4.0 million is fully utilized. As of June 19, 2010, no contributions have been made. Spartan Stores will assess the prudence of making an additional voluntary contribution to the plan during the third quarter of fiscal 2011.

Note 8
Taxes on Income

There were no material changes to the amount of unrecognized tax benefits during the first quarter of fiscal 2011. Spartan Stores expects that an immaterial amount of the unrecognized tax benefits will be settled prior to June 18, 2011.

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

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of ASC Topic 718 ("ASC 718", originally issued as SFAS No. 123(R), "Share-Based Payment - Revised") which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.7 million ($0.03 per diluted share) and $0.8 million ($0.04 per diluted share) in the first quarter of fiscal 2011 and 2010, respectively, as a component of Selling, general and administrative expenses in the Consolidated Statements of Earnings.

The following table summarizes activity in the share-based compensation plans for the first quarter ended June 19, 2010:
	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value

Outstanding at March 27, 2010	831,849	$17.39	621,305	$18.04
Granted	-	-	210,450	15.40
Exercised/Vested	(19,065)	7.66	(202,115)	17.42
Cancelled/Forfeited	-	-	-	-

Outstanding at June 19, 2010	812,784	$17.62	629,640	$17.36

Vested and expected to vest in the future at June 19, 2010	800,525	$17.60

Exercisable at June 19, 2010	524,396	$16.81

There were no stock options granted during the first quarter ended June 19, 2010. The weighted average grant-date fair value of stock options granted during the first quarter ended June 20, 2009 was $5.23. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:
12 Weeks Ended
June 20, 2009

Dividend yield	1.43%
Expected volatility	41.50%
Risk-free interest rate	2.28%
Expected life of option	6.25 years

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

As of June 19, 2010, total unrecognized compensation cost related to nonvested share-based awards granted under our stock incentive plans was $1.3 million for stock options and $9.9 million for restricted stock/units. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.0 years for stock options and 3.4 years for restricted stock/units.

Note 10
Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:
(In thousands)	12 Weeks Ended
	June 19, 2010	June 20, 2009

(Loss) earnings from discontinued operations (net of taxes of ($56) and $10)	$(88)	$15

Note 11
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock/units to employees and directors of $3.2 million and $4.5 million for the first quarter ended June 19, 2010 and June 20, 2009, respectively. Non-cash investing activities include capital expenditures included in current liabilities of $ 1.0 million and $1.6 million for the first quarter ended June 19, 2010 and June 20, 2009, respectively.

Note 12
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
12 Weeks Ended June 19, 2010
Net sales	$245,275	$331,962	$577,237
Inter-segment sales	149,132	-	149,132
Depreciation and amortization	1,871	5,964	7,835
Operating earnings	7,985	5,362	13,347
Capital expenditures	1,785	4,531	6,316
12 Weeks Ended June 20, 2009
Net sales	$253,367	$342,660	$596,027
Inter-segment sales	161,570	-	161,570
Depreciation and amortization	2,154	5,858	8,012
Operating earnings	7,765	7,326	15,091
Capital expenditures	2,861	7,721	10,582

	June 19, 2010	March 27, 2010
Total assets
Distribution	$242,763	$237,480
Retail	508,063	510,486
Discontinued operations	5,504	5,515
Total	$756,330	$753,481

The following table presents sales by type of similar product and services:
	12 Weeks Ended
(Dollars in thousands)	June 19, 2010		June 20, 2009

Non-perishables (1)	$294,535	51%	$317,672	53%
Perishables (2)	211,731	37	215,660	36
Pharmacy	44,084	7	44,166	8
Fuel	26,887	5	18,529	3
Consolidated net sales	$577,237	100%	$596,027	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 13
Convertible Note Repurchase

During the first quarter of fiscal 2011 the Company repurchased $12.3 million in principal amount of its outstanding convertible senior notes for approximately $10.7 million and a resultant gain of $0.1 million.

Note 14
Company-Owned Life Insurance

During the first quarter of fiscal 2011 the Company purchased variable universal life insurance policies on certain key associates. The company-owned policy was purchased for $0.8 million and has a cash surrender value of $0.8 million, which is recorded on the balance sheet in Other Assets. These company-owned policies have an aggregate amount of life insurance coverage of approximately $15 million.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

          We operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 365 independently owned grocery stores and our 97 corporate owned stores. Our Retail segment operates 97 retail supermarkets in Michigan under the banners Glen's Markets, Family Fare Supermarkets, D&W Fresh Markets, Felpausch Food Centers and VG's Food and Pharmacy and 24 fuel centers/convenience stores, included at our supermarket locations, under the banners Glen's Quick Stop, Family Fare Quick Stop, D&W Fresh Markets Quick Stop, Felpausch Quick Stop and VG's Quick Stop. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores.

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

          At the beginning of the fourth quarter of fiscal 2010, we began implementing the conclusions of a comprehensive, multi-year supply chain optimization study. This is another important step in our ongoing strategy of maintaining a low cost grocery distribution operation. We reached an agreement with the Teamsters Local 337 to transition our Plymouth, Michigan dry grocery distribution operation to our Grand Rapids, Michigan facility. The transition was substantially complete at the end of the fourth quarter of fiscal 2010. During the past several years, we have prudently invested capital to upgrade our distribution system technology, expand our produce ripening operations, upgrade our entire fleet of trucks, and complete a major warehouse re-racking project at our Grand Rapids grocery distribution center that significantly increased warehouse capacity and improved space utilization. In addition to improved customer service through a centralized Grand Rapids facility, this decision, along with our other cost reduction initiatives is intended to create better alignment between the current level of business activity and our cost structure. In conjunction with the warehouse optimization, we implemented another administrative cost reduction initiative by eliminating certain positions. As a result of the closing of the warehouse facility and elimination of certain administrative positions, we incurred charges of $4.2 million for severance, asset impairment and other related one-time costs in the fourth quarter of fiscal 2010. In addition, in the first quarter of fiscal 2011 the Company incurred additional charges related to its warehouse consolidation initiative. These charges consisted of warehouse closing expenses for lease payments and other related expenses, which were partially offset by a LIFO credit due to reduced inventory levels resulting in a net $0.3 million after tax charge.

          We launched four retail programs intended to enhance the value delivered to customers in fiscal 2010 that we will continue to refine in fiscal 2011. We implemented a customer loyalty card program in our Glens' Markets banner late in the first quarter of fiscal 2010. This program is beginning to provide us with more sophisticated information to better understand our customers' purchasing behavior, which we are using to improve the effectiveness of our promotions, marketing and merchandising programs. We also expect the program will help solidify our long-term customer loyalty, improve our sales growth opportunities and further strengthen our market position. We continue to enhance the program to improve our consumer offers and will continue to evaluate the program for roll out to other banners in the future. Our Michigan's Best initiative, which clearly identifies and promotes 2,400 products grown, made or processed in Michigan was launched in 2nd quarter of 2010 and will expand to 3,000 products early in the second quarter of 2011. As part of our emphasis on consumer health and wellness, we began a major nutrition guide program in our D&W and Family Fare retail stores early in the third quarter of fiscal 2010. The nutrition guide program offers shelf tags which provide consumers a simplistic identification of six key product attributes. The tags are color coded, and health and nutrition attributes are identified using FDA guidelines to assist consumers in making more informed choices in the foods they buy. We also implemented our first continuous customer satisfaction monitoring system in the 2nd quarter of fiscal 2010. This program allows randomly selected customers to rate individual stores on multiple dimensions of shopping satisfaction and helps us refine our offers to enhance customer satisfaction.

          The near-term economic and market conditions are likely to remain challenging as we progress through this period of heightened economic uncertainty and fragile consumer confidence. We remain encouraged by the lower rate of retail price deflation, but are somewhat less confident about overall near-term inflationary trends. Despite the near-term challenges, we expect a more favorable operating environment to develop late in the second half of fiscal 2011, as we continue to cycle the remaining competitive supercenter openings from last year, as our loyalty card program gains more traction, and as we realize the additional benefits and operating efficiencies from our warehouse consolidation initiative.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales			Percentage Change
	June 19, 2010	June 20, 2009		Fiscal 2011 / Fiscal 2010
Net sales	100.0	100.0		(3.2)
Gross margin	21.9	22.0		(3.3)
Selling, general and administrative expenses	19.2	19.4		(4.0)
Restructuring and asset impairment costs	0.4	0.1		*

Operating earnings	2.3	2.5		(11.6)
Other income and expenses	0.6	0.6		(7.2)

Earnings before income taxes and discontinued operations	1.7	1.9		(13.0)
Income taxes	0.7	0.8		(15.5)

Earnings from continuing operations	1.0	1.1		(11.2)
Earnings from discontinued operations, net of taxes	0.0	0.0		*

Net earnings	1.0	1.2	**	(12.7)

* Percentage change is not meaningful
** Difference due to rounding

          Net Sales - Net sales for the quarter ended June 19, 2010 ("first quarter") decreased $18.8 million, or 3.2 percent, from $596.0 million in the quarter ended June 20, 2009 ("prior year first quarter") to $577.2 million.

          Net sales for the first quarter in our Retail segment decreased $10.7 million, or 3.1 percent, from $342.7 million in the prior year first quarter to $332.0 million. The decrease was primarily due to a comparable store sales decrease of 6.1% and $6.4 million of lost sales from four closed/sold stores, partially offset by an increase in fuel center sales of $9.1 million, sales of $3.4 million related to one replacement store and $2.6 million for one new store opened mid first quarter 2011.

          The majority of the comparable store sales decrease was a result of cautious consumer spending due to Michigan's current economic state, retail price deflation and competitive activity. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

          Net sales for the first quarter in our Distribution segment decreased $8.1 million, or 3.2 percent, from $253.4 million in the prior year first quarter to $245.3 million. The decrease was due to lost business of $3.4 million, a comparable sales decrease of 1.4% to existing independent customers and a decrease in direct and service sales of $1.0 million.

          We expect retail comparable store sales (excluding fuel centers) to improve on a sequential quarter basis during the remainder of the fiscal year. We also expect comparable store sales for fiscal 2011's second quarter to improve modestly compared with the first quarter results. Core distribution sales for the second quarter are expected to decline relative to the same period last year at a slightly lower rate than that reported in the first quarter.

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

          Gross margin for the first quarter decreased $4.3 million, or 3.3 percent, from $131.0 million in the prior year first quarter to $126.7 million. As a percent of net sales, gross margin for the first quarter decreased to 21.9 percent from 22.0 percent. This decline was due to lower supermarket margins and a higher mix of fuel sales in this year's first quarter compared with the prior year, which was mostly offset by a $1.8 million pretax benefit. This benefit consisted of a LIFO inventory valuation credit due to lower inventory levels subsequent to the warehouse consolidation initiative. This credit was partially offset by lower inventory purchase-related discounts.

          Operating Expenses - Operating expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation, restructuring and asset impairment costs and other administrative costs.

          Operating expenses for the first quarter decreased $2.6 million, or 2.2 percent, from $115.9 million in the prior year first quarter to $113.3 million. As a percent of net sales, operating expenses were 19.6 percent for the first quarter compared to 19.5 percent in the prior year first quarter. Excluding the previously mentioned restructuring charge, operating expenses decreased to 19.2 percent of sales due to the higher mix of fuel sales, improved store labor productivity, cost containment initiatives and distribution operating efficiency improvements, which were partially offset by healthcare and debit/credit card expenses.

          The net decrease in first quarter operating expenses was primarily due to the following:
•	Decreased compensation and benefits of $2.5 million due to reductions in store labor.
•	Decreased warehousing expenses of $0.7 million primarily due to our warehouse consolidation efforts.
•	Decreased supplies of $0.7 million.
•	Decreases in various other expenses due to a general focus on containing costs.
•

Increased restructuring costs of $2.0 million including a charge for the Plymouth facility of $1.9 million, severance costs of $0.3 million, warehouse closing costs of $0.3 million and an asset impairment charge of $0.1 million related to one store. In the prior year first quarter asset impairment and restructuring costs of $0.6 million were incurred related to one store.

          Interest Expense - Interest expense decreased $0.3 million, or 6.4%, from $3.7 million in the prior year first quarter to $3.4 million. The decrease in interest expense was due primarily to repurchase of outstanding convertible notes and lower net borrowings. For fiscal year 2011 we expect interest expense to be reduced by $0.7 million as a result of these convertible note repurchases.

          On January 2, 2009, we entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under our senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, we have agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25 percent (1.60 percent at June 19, 2010) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012.

          Effective March 29, 2009 we adopted the provisions of Accounting Standards Codification (ASC) Subtopic 470-20 ("ASC 470-20", originally issued as Financial Accounting Standards Board (FASB) Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)"). In short, this requires that we recognize non-cash interest expense on our outstanding $97.7 million convertible senior notes.

          Income Taxes - The effective tax rate is 39.1% and 40.2% for the first quarter and prior year first quarter, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes.

Discontinued Operations

          Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)
	June 19, 2010	June 20, 2009
Net cash provided by operating activities	$11,447	$16,491
Net cash used in investing activities	(6,226)	(10,507)
Net cash used in financing activities	(7,442)	(3,863)
Net cash used in discontinued operations	(508)	(838)
Net (decrease) increase in cash and cash equivalents	(2,729)	1,283
Cash and cash equivalents at beginning of year	9,170	6,519
Cash and cash equivalents at end of period	$6,441	$7,802

          Net cash provided by operating activities during the first quarter decreased from the prior year period primarily due to the timing of accounts payable payments partially offset by a lower inventory investment.

          Net cash used in investing activities decreased during first quarter primarily due to capital expenditures which decreased $4.3 million to $6.3 million. Of this amount our Retail and Distribution segments utilized 71.7% and 28.3%, respectively. Expenditures during the quarter were used for a new store, land, and a store remodel. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. Our current available borrowings are nearly $115 million above these limits as of June 19, 2010 and we do not expect to fall below the restricted levels. We expect capital and real estate development expenditures to range from $30.0 million to $35.0 million for fiscal 2011.

          Net cash used in financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. Cash dividends of $1.1 million were paid in the first quarter each year. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors at its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at June 19, 2010 are $4.2 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash used in discontinued operations includes the net cash flows of our discontinued operations and consists primarily of the proceeds from the sale of assets and sublease income offset by the payment of store asset impairment costs, insurance run-off claims and other liabilities.

          Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of June 19, 2010, our senior secured revolving credit facility had outstanding borrowings of $50.5 million and additional available borrowings of $134.3 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores' business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

          Our current ratio increased to 1.11:1.00 at June 19, 2010 from 1.09:1.00 at March 27, 2010 and our investment in working capital increased to $20.7 million at June 19, 2010 from $15.7 million at March 27, 2010. Our debt to total capital ratio at June 19, 2010 was 0.39:1.00 versus 0.40:1.00 at March 27, 2010. The change in these ratios was primarily due to seasonality of the business.

          Adjusted EBITDA is a non-GAAP financial measure that is defined under the terms of our credit facility as net earnings from continuing operations plus depreciation and amortization, and other non-cash charges including imputed interest, deferred (stock) compensation, LIFO expense and costs associated with the closing of operational locations, plus interest expense, the provision for income taxes and Michigan Single Business Tax to the extent deducted in the computation of net earnings.

          Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. The adjusted EBITDA information has been included as one measure of our operating performance and historical ability to service debt. We believe that investors find the information useful because it reflects the resources available for strategic investments including, for example, capital needs of the business, strategic acquisitions and debt service. Our definition of Adjusted EBITDA may not be identical to similarly titled measures reported by other companies.

          Following is a reconciliation of net earnings to adjusted EBITDA for quarters ended June 19, 2010 and June 20, 2009.
	Year-to-Date
(In thousands)	June 19, 2010	June 20, 2009
Net earnings	$5,987	$6,859
Add:
Discontinued operations	88	(15)
Income taxes	3,893	4,607
Interest expense	3,429	3,663
Non-operating expense	(50)	(23)
Operating earnings	13,347	15,091
Add:
Depreciation and amortization	7,835	8,012
LIFO income	(1,808)	(90)
Restructuring and asset impairment costs	2,582	601
Non-cash stock compensation and other charges	1,078	1,311
Adjusted EBITDA	$23,034	$24,925

Reconciliation of operating earnings to adjusted EBITDA by segment:

Retail:
Operating earnings	$5,362	$7,326
Add:
Depreciation and amortization	5,964	5,858
LIFO expense	100	110
Restructuring and asset impairment costs	150	601
Non-cash stock compensation and other charges	70	(32)
Adjusted EBITDA	$11,646	$13,863

Distribution:
Operating earnings	$7,985	$7,765
Add:
Depreciation and amortization	1,871	2,154
LIFO income	(1,908)	(200)
Restructuring and asset impairment costs	2,432	-
Non-cash stock compensation and other charges	1,008	1,343
Adjusted EBITDA	$11,388	$11,062

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 27, 2010. At June 19, 2010, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

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

The following table shows the indebtedness and other liabilities of our subsidiaries as of June 19, 2010:

Spartan Stores Subsidiaries Only
(In thousands)
June 19, 2010
Current Liabilities
Accounts payable	$121,711
Accrued payroll and benefits	27,802
Other accrued expenses	24,025
Current portion of restructuring costs	8,383
Current maturities of long-term debt and capital lease obligations	4,191
Total current liabilities	186,112

Long-term Liabilities
Postretirement benefits	20,934
Other long-term liabilities	17,327
Restructuring costs	26,459
Long-term debt and capital lease obligations	42,742
Total long-term liabilities	107,462

Total Subsidiary Liabilities	293,574
Operating Leases	122,073
Total Subsidiary Liabilities and Operating Leases	$415,647

Ratio of Earnings to Fixed Charges

          Our ratio of earnings to fixed charges was 2.64:1.00 and 2.77:1.00 for the first quarter and prior year first quarter, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

          We had letters of credit totaling $1.7 million outstanding and unused at June 19, 2010. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, restructuring and asset impairment costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended March 27, 2010.
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

          There have been no material changes in market risk of Spartan Stores from the information provided under Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk", of the Company's Annual Report on Form 10-K for the fiscal year ended March 27, 2010.
ITEM 4.	Controls and Procedures

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of June 19, 2010 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

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

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share

March 28 - April 24, 2010

Employee Transactions	-	$-

April 25 - May 22, 2010

Employee Transactions	60,594	$15.29

May 23 - June 19, 2010

Employee Transactions	62	$16.33

Total for First Quarter ended June 19, 2010	60,656	$15.29

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

10.1

Amendment No. 8 to Loan and Security Agreement dated May 4, 2010 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on May 7, 2010. Here incorporated by reference.

10.2	Spartan Stores, Inc. Cash Incentive Plan of 2010 as amended.

10.3	Form of Amendment to Executive Severance Agreement. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on June 1, 2010. Here incorporated by reference.

10.4	Form of Restricted Stock Award to executive officers.

10.5	Form of Restricted Stock Award to non-employee directors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date: July 29, 2010	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

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

10.1

Amendment No. 8 to Loan and Security Agreement dated May 4, 2010 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on May 7, 2010. Here incorporated by reference.

10.2	Spartan Stores, Inc. Cash Incentive Plan of 2010 as amended.

10.3	Form of Amendment to Executive Severance Agreement. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on June 1, 2010. Here incorporated by reference.

10.4	Form of Restricted Stock Award to executive officers.

10.5	Form of Restricted Stock Award to non-employee directors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.