Form 10-Q
period 2010-09-11
SPARTAN STORES INC
filed 2010-10-14
CIK 877422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 11, 2010.

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

As of October 11, 2010 the registrant had 22,627,275 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

          The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls with analysts and investor presentations include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, "Spartan Stores"). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management "expects," "anticipates," "plans," "believes," or "estimates," is "confident" that a particular occurrence or event "began," "will," "may," "could," "should" or "will likely" result or occur, or "appears" to have occurred, or will "continue" in the future, that the "outlook" or "trend" is toward a particular result or occurrence, that a development is an "opportunity," a "priority," a "strategy," or "initiative" or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment, restructuring cost provisions and fair value measurements are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, release, presentation, or statement.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores' Annual Report on Form 10-K for the year ended March 27, 2010 (in particular, you should refer to the discussion of "Risk Factors" in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and improve our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors or changing consumer behavior; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends; and implement the other programs, initiatives, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports or presentations, our press releases and our public comments is not certain and will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

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

          Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by changes in costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses or financial difficulties of customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions and contributions of other employers who participate in multi-employer plans to which we contribute. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws and related interpretations. Our accounting estimates could change and the actual effects of changes in accounting principles could deviate from our estimates due to changes in facts, assumptions, or acceptable methods, and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, severe weather, general economic conditions and unemployment, particularly in Michigan, government assistance programs, health care reform, or other circumstances beyond our control could have adverse effects on the availability of and our ability to operate our warehouses and other facilities, consumer buying behavior, fuel costs, shipping and transportation, product imports, product cost inflation or deflation and its impact on LIFO expense and other factors affecting our company and the grocery industry generally. A combination of the aforementioned factors coupled with a prolonged general economic recession could result in goodwill and other long-lived asset impairment charges.

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

SPARTAN STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
Assets	September 11, 2010	March 27, 2010

Current assets
Cash and cash equivalents	$25,124	$9,170
Accounts receivable, net	54,848	54,529
Inventories, net	128,623	117,514
Prepaid expenses and other current assets	8,622	9,474
Deferred taxes on income	1,810	5,508
Total current assets	219,027	196,195

Other assets
Goodwill	247,779	247,916
Other, net	60,773	61,409
Total other assets	308,552	309,325

Property and equipment, net	246,391	247,961

Total assets	$773,970	$753,481

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$131,933	$114,549
Accrued payroll and benefits	30,325	31,983
Other accrued expenses	17,866	20,838
Current portion of restructuring costs	7,211	8,877
Current maturities of long-term debt and capital lease obligations	4,167	4,209
Total current liabilities	191,502	180,456

Long-term liabilities
Deferred income taxes	54,463	49,996
Postretirement benefits	22,843	21,060
Other long-term liabilities	19,738	19,937
Restructuring costs	25,873	27,061
Long-term debt and capital lease obligations	170,188	181,066
Total long-term liabilities	293,105	299,120

Commitments and contingencies (Note 6)

Shareholders' equity
Common stock, voting, no par value; 50,000 shares authorized; 22,626 and 22,450 shares outstanding	159,182	158,225
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	-	-
Accumulated other comprehensive loss	(13,437)	(12,973)
Retained earnings	143,618	128,653
Total shareholders' equity	289,363	273,905

Total liabilities and shareholders' equity	$773,970	$753,481

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	12 Weeks Ended		24 Weeks Ended
	September 11, 2010	September 12, 2009	September 11, 2010	September 12, 2009

Net sales	$602,056	$610,222	$1,179,293	$1,206,249
Cost of sales	466,858	474,209	917,406	939,222
Gross margin	135,198	136,013	261,887	267,027

Operating expenses	113,109	114,974	226,451	230,897

Operating earnings	22,089	21,039	35,436	36,130

Other income and expenses
Interest expense	3,504	3,727	6,933	7,390
Other, net	(4)	(30)	(54)	(53)
Total other income and expenses	3,500	3,697	6,879	7,337

Earnings before income taxes and discontinued operations	18,589	17,342	28,557	28,793
Income taxes	7,244	6,845	11,137	11,452
Earnings from continuing operations	11,345	10,497	17,420	17,341

(Loss) earnings from discontinued operations, net of taxes	(106)	(63)	(194)	(48)
Net earnings	$11,239	$10,434	$17,226	$17,293

Basic earnings per share:
Earnings from continuing operations	$0.50	$0.47	$0.77	$0.78
(Loss) earnings from discontinued operations	-	-	(0.01)	(0.01)*
Net earnings	$0.50	$0.47	$0.76	$0.77

Diluted earnings per share:
Earnings from continuing operations	$0.50	$0.47	$0.77	$0.77
(Loss) earnings from discontinued operations	-	(0.01)*	(0.01)	-
Net earnings	$0.50	$0.46	$0.76	$0.77

Weighted average shares outstanding:
Basic	22,627	22,432	22,577	22,364
Diluted	22,692	22,496	22,650	22,435

*includes rounding
See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance - March 27, 2010	22,450	$158,225	$(12,973)	$128,653	$273,905

Comprehensive income, net of tax:
Net earnings	-	-	-	17,226	17,226
Change in fair value of interest rate swap, net of taxes of $294	-	-	(464)	-	(464)
Total comprehensive income					16,762

Dividends - $.10 per share	-	-	-	(2,261)	(2,261)
Repurchase of equity component of
convertible debt, net of tax	-	(388)	-	-	(388)
Stock-based employee compensation	-	2,153	-	-	2,153
Issuances of common stock and related
tax benefits on stock option exercises	23	208	-	-	208
Issuances of restricted stock and
related income tax	216	(78)	-	-	(78)
Cancellations of restricted stock	(63)	(938)	-	-	(938)

Balance - September 11, 2010	22,626	$159,182	$(13,437)	$143,618	$289,363

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	24 Weeks Ended
	September 11, 2010	September 12, 2009
Cash flows from operating activities
Net earnings	$17,226	$17,293
Loss from discontinued operations	194	48
Earnings from continuing operations	17,420	17,341
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Non-cash restructuring and asset impairment costs	2,477	601
Non-cash convertible debt interest	1,594	1,591
Depreciation and amortization	15,950	16,232
Postretirement benefits expense	1,819	1,637
Deferred taxes on income	8,560	6,923
Stock-based compensation expense	2,145	2,406
Excess tax benefit on stock compensation	(171)	(285)
Gain on repurchase of convertible notes	(69)	-
Other	197	110
Change in operating assets and liabilities:
Accounts receivable	(325)	(2,206)
Inventories	(11,109)	(29,117)
Prepaid expenses and other assets	(339)	254
Accounts payable	18,245	34,617
Accrued payroll and benefits	(2,470)	(7,819)
Postretirement benefits payments	(154)	(25)
Other accrued expenses and other liabilities	(8,311)	(1,392)
Net cash provided by operating activities	45,459	40,868

Cash flows from investing activities
Purchases of property and equipment	(14,992)	(22,707)
Net proceeds from the sale of assets	62	54
Acquisitions	-	(1,405)
Other	(47)	61
Net cash used in investing activities	(14,977)	(23,997)

Cash flows from financing activities
Proceeds from revolving credit facility	125,473	215,021
Payments on revolving credit facility	(125,310)	(227,423)
Repurchase of convertible notes	(10,724)	-
Repayment of other long-term borrowings	(2,364)	(1,863)
Excess tax benefit on stock compensation	171	285
Proceeds from exercise of stock options	151	28
Dividends paid	(1,130)	(1,121)
Net cash used in financing activities	(13,733)	(15,073)

Cash flows from discontinued operations
Net cash used in operating activities	(795)	(1,571)
Net cash used in discontinued operations	(795)	(1,571)

Net increase in cash and cash equivalents	15,954	227
Cash and cash equivalents at beginning of period	9,170	6,519
Cash and cash equivalents at end of period	$25,124	$6,746

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of September 11, 2010 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2
Restructuring and Asset Impairment Costs

The following table provides the activity of restructuring costs for the 24 weeks ended September 11, 2010. Restructuring costs recorded in the Consolidated Balance Sheets are included in "Current portion of restructuring costs" in Current liabilities and "Restructuring costs" in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)

Balance at March 27, 2010	$35,938
Charges	2,615
Payments, net of interest accretion	(5,469)
Balance at September 11, 2010	$33,084

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 3
Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At September 11, 2010 and March 27, 2010 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	September 11, 2010	March 27, 2010

Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$4,167	$4,209
Long-term debt and capital lease obligations	170,188	181,066
Equity component of convertible debt	14,497	18,038
Total book value of debt instruments	188,852	203,313
Fair value of debt instruments	173,159	185,118
Excess of book value over fair value	$15,693	$18,195

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

At September 11, 2010 and March 27, 2010, the fair value of the interest rate swap liability was approximately $1.4 million and $0.7 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value measurements are classified within Level 2 of the hierarchy as significant observable market inputs are readily available as the basis of the fair value measurements.

Note 4
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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap has been designated as a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores' senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.51% at September 11, 2010) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with the senior secured revolving credit facility on December 24, 2012.

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instrument designated as an interest rate cash flow hedge:
Balance Sheet Classification	September 11, 2010	March 27, 2010

Other long-term liabilities	$1,411	$653

The following table provides a summary of the financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for the quarter and year-to-date period ended September 11, 2010:
	Location in Consolidated Financial Statements	12 Weeks Ended September 11, 2010	24 Weeks Ended September 11, 2010
Loss, net of taxes, recognized in other comprehensive income	Other comprehensive income	$138	$464

Pre-tax loss reclassified from accumulated other comprehensive loss	Interest expense	87	294

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

Note 6
Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the second quarter and year-to-date periods ended September 11, 2010 and September 12, 2009:

(In thousands)
12 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Service cost	$807	$681	$14	$19	$45	$30
Interest cost	723	832	12	13	97	102
Expected return on plan assets	(998)	(940)	-	-	-
Amortization of prior service cost	(147)	(147)	-	-	(12)	(12)
Recognized actuarial net loss	345	152	10	10	28	5
Net periodic benefit cost	$730	$578	$36	$42	$158	$125

(In thousands)
24 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Service cost	$1,613	$1,361	$28	$38	$89	$61
Interest cost	1,446	1,664	24	26	194	203
Expected return on plan assets	(1,996)	(1,879)
Amortization of prior service cost	(294)	(294)			(25)	(24)
Recognized actuarial net loss	691	304	19	20	57	9
Net periodic benefit cost	$1,460	$1,156	$71	$84	$315	$249

No payments are required to be made in fiscal 2011 to meet the minimum pension funding requirements until the accumulated funding standard carryover balance of approximately $2.2 million is fully utilized. As of September 11, 2010, no contributions have been made.

Note 7
Taxes on Income

There were no material changes to the amount of unrecognized tax benefits during the second quarter of fiscal 2011. Spartan Stores expects that an immaterial amount of the unrecognized tax benefits will be settled prior to September 10, 2011.

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

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.6 million ($0.03 per diluted share) and $0.7 million ($0.03 per diluted share) in the second quarter of fiscal 2011 and 2010, respectively, as a component of Operating expenses in the Consolidated Statements of Earnings. Stock-based compensation expense (net of tax) was $1.3 million ($0.06 per diluted share) and $1.4 million ($0.06 per diluted share) for the year-to-date period ended September 11, 2010 and September 12, 2009, respectively.

The following table summarizes activity in the share-based compensation plans for the year-to-date ended September 11, 2010:
	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value

Outstanding at March 27, 2010	831,849	$17.39	618,722	$18.28
Granted	-	-	211,938	15.39
Exercised/Vested	(19,065)	7.66	(202,735)	17.42
Cancelled/Forfeited	-	-	(3,222)	16.73

Outstanding at September 11, 2010	812,784	$17.62	624,703	$17.37

Vested and expected to vest in the future at September 11, 2010	800,544	$17.60

Exercisable at September 11, 2010	524,757	$16.81

There were no stock options granted during the first or second quarter of fiscal 2011. The weighted average grant-date fair value of stock options granted during the second quarter ended September 12, 2009 was $5.50. The weighted average grant-date fair value of stock options granted during the year-to-date period ended September 12, 2009 was $5.24. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:

24 Weeks Ended
Sept. 12, 2009

Dividend yield	1.43%
Expected volatility	41.50-42.3%
Risk-free interest rate	2.28-2.92%
Expected life of option	6.25 years

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

As of September 11, 2010, total unrecognized compensation cost related to nonvested share-based awards granted under our stock incentive plans was $1.2 million for stock options and $9.2 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 1.8 years for stock options and 3.2 years for restricted stock.

Note 9
Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:
(In thousands)	12 Weeks Ended
	September 11, 2010	September 12, 2009

Loss from discontinued operations (net of taxes of ($68) and ($47))	$(106)	$(63)

(In thousands)	24 Weeks Ended
	September 11, 2010	September 12, 2009

Loss from discontinued operations (net of taxes of ($124) and ($37))	$(194)	$(48)

Note 10
Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock/units to employees and directors of $3.3 million and $4.6 million for the year-to-date periods ended September 11, 2010 and September 12, 2009, respectively. Non-cash investing activities include capital expenditures included in current liabilities of $0.9 million and $0.4 million for the year-to-date periods ended September 11, 2010 and September 12, 2009, respectively.

Note 11
Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
12 Weeks Ended September 11, 2010
Net sales	$248,604	$353,452	$602,056
Inter-segment sales	158,336	-	158,336
Depreciation and amortization	1,943	6,128	8,071
Operating earnings	10,723	11,366	22,089
Capital expenditures	2,645	6,031	8,676
12 Weeks Ended September 12, 2009
Net sales	$250,027	$360,195	$610,222
Inter-segment sales	165,476	-	165,476
Depreciation and amortization	2,050	6,088	8,138
Operating earnings	10,612	10,427	21,039
Capital expenditures	1,250	10,875	12,125

24 Weeks Ended September 11, 2010
Net sales	$493,879	$685,414	$1,179,293
Inter-segment sales	307,468	-	307,468
Depreciation and amortization	3,814	12,092	15,906
Operating earnings	18,708	16,728	35,436
Capital expenditures	4,430	10,562	14,992
24 Weeks Ended September 12, 2009
Net sales	$503,394	$702,855	$1,206,249
Inter-segment sales	327,046	-	327,046
Depreciation and amortization	4,204	11,946	16,150
Operating earnings	18,377	17,753	36,130
Capital expenditures	4,111	18,596	22,707

	September 11, 2010	March 27, 2010
Total assets
Distribution	$262,542	$237,480
Retail	505,934	510,486
Discontinued operations	5,494	5,515
Total	$773,970	$753,481

The following table presents sales by type of similar product and services:

	12 Weeks Ended				24 Weeks Ended
(Dollars in thousands)	September 11, 2010		September 12, 2009		September 11, 2010		September 12, 2009

Non-perishables (1)	$308,392	51%	$325,863	53%	$602,927	51%	$643,572	54%
Perishables (2)	219,213	36	218,681	36	430,944	36	434,289	36
Pharmacy	47,151	8	43,994	7	91,235	8	88,169	7
Fuel	27,300	5	21,684	4	54,187	5	40,219	3
Consolidated net sales	$602,056	100%	$610,222	100%	$1,179,293	100%	$1,206,249	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 12
Convertible Note Repurchase

During the first quarter of fiscal 2011 the Company repurchased $12.3 million in principal amount of its outstanding convertible senior notes for approximately $10.7 million and recognized a resultant gain of $0.1 million. No additional repurchases were made in the second quarter.

Note 13
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

Note 14
Subsequent Events

During the third quarter of fiscal 2011 the Company's retirement plans were modified and the changes were communicated to all Spartan associates. Effective January 1, 2011, the Cash Balance Pension Plan will be frozen and no additional service credits will be added to each Associate's account, however, interest credits will continue to accrue. Effective the same date, Company matching contributions to the Savings Plus 401k Plan will be reinstated at a rate of 50% of pay deferral contributions up to 6% of each Associate's compensation. Additionally, a discretionary annual profit sharing contribution may be added to each qualified Associate's 401k Plan.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

          We operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 370 independently owned grocery stores and our 97 corporate owned stores. Our Retail segment operates 97 retail supermarkets in Michigan under the banners Glen's Markets, Family Fare Supermarkets, D&W Fresh Markets, Felpausch Food Centers and VG's Food and Pharmacy and 24 fuel centers/convenience stores, adjacent to our supermarket locations, under the banners Glen's Quick Stop, Family Fare Quick Stop, D&W Fresh Markets Quick Stop, Felpausch Quick Stop and VG's Quick Stop. Our retail supermarkets have a "neighborhood market" focus to distinguish them from supercenters and limited assortment stores.

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

          At the beginning of the fourth quarter of fiscal 2010, we began implementing the conclusions of a comprehensive, multi-year supply chain optimization study. This was another important step in our ongoing strategy of maintaining a low cost grocery distribution operation. We reached an agreement with the Teamsters Local 337 to transition our Plymouth, Michigan dry grocery distribution operation to our Grand Rapids, Michigan facility. The transition was substantially complete at the end of the fourth quarter of fiscal 2010. During the past several years, we have prudently invested capital to upgrade our distribution system technology, expand our produce ripening operations, upgrade our entire fleet of trucks, and complete a major warehouse re-racking project at our Grand Rapids grocery distribution center that significantly increased warehouse capacity and improved space utilization. In addition to improved customer service through a centralized Grand Rapids facility, this decision, along with our other cost reduction initiatives is intended to create better alignment between the current level of business activity and our cost structure. In conjunction with the warehouse optimization, we implemented another administrative cost reduction initiative by eliminating certain positions. As a result of the closing of the warehouse facility and elimination of certain administrative positions, we incurred charges of $4.2 million for severance, asset impairment and other related one-time costs in the fourth quarter of fiscal 2010. In addition, in the first and second quarters of fiscal 2011 the Company incurred additional charges related to its warehouse consolidation initiative. These charges consisted of warehouse closing expenses for lease payments and other related expenses, which were offset by a LIFO credit due to reduced inventory levels resulting in a year-to-date net $0.4 million after tax benefit.

          We launched four retail programs intended to enhance the value delivered to customers in fiscal 2010 that we will continue to refine in fiscal 2011. We implemented a customer loyalty card program in our Glen's Markets banner late in the first quarter of fiscal 2010. This program is beginning to provide us with more sophisticated information to better understand our customers' purchasing behavior, which we are using to improve the effectiveness of our promotions, marketing and merchandising programs. We also expect the program will help solidify our long-term customer loyalty, improve our sales growth opportunities and further strengthen our market position. We continue to enhance the program to improve our consumer offers and will roll out the program to another retail store banner during the last half of the fiscal year. Our award-winning Michigan's Best initiative, which clearly identifies and promotes 2,400 products grown, made or processed in Michigan was launched in 2nd quarter of 2010 and was expanded to 3,000 products early in the second quarter of 2011. As part of our emphasis on consumer health and wellness, we began a major nutrition guide program in our D&W Fresh Markets and Family Fare Supermarkets retail stores early in the third quarter of fiscal 2010. The nutrition guide program offers shelf tags which provide consumers a simplistic identification of six key product attributes. The tags are color coded, and health and nutrition attributes are identified using FDA guidelines to assist consumers in making more informed choices in the foods they buy. We also implemented our first continuous customer satisfaction monitoring system in the 2nd quarter of fiscal 2010. This program allows randomly selected customers to rate individual stores on multiple dimensions of shopping satisfaction and helps us refine our offers to enhance customer satisfaction.

          Data suggests that the Michigan economy appears to have stabilized, giving us somewhat more confidence than this time last year, however, the consumer remains cautious and the competitive environment is still challenging. We have made many enhancements to our business operations during the past several years that have allowed us to sustain profitability in a slower growth economic climate, and we expect to realize additional benefits from these changes when the economy returns to a more normal growth rate.

Results of Operations

          The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales					Percentage Change
	12 Weeks Ended			24 Weeks Ended		12 Weeks Ended	24 Weeks Ended
	Sept. 11, 2010	Sept. 12, 2009		Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 11, 2010
Net sales	100.0	100.0		100.0	100.0	(1.3)	(2.2)
Gross margin	22.5	22.3		22.2	22.1	(0.6)	(1.9)
Selling, general and administrative expenses	18.8	18.8	**	19.0	19.1	(1.8)	(2.9)
Restructuring and asset impairments costs	-	-		0.2	-	*	*
Operating earnings	3.7	3.4		3.0	3.0	5.0	(1.9)
Other income and expenses	0.6	0.6		0.6	0.6	(5.3)	(6.2)
Earnings before income taxes and discontinued operations	3.1	2.8		2.4	2.4	7.2	(0.8)
Income taxes	1.2	1.1		0.9	1.0	5.8	(2.8)
Earnings from continuing operations	1.9	1.7		1.5	1.4	8.1	0.5
(Loss) earnings from discontinued operations, net of taxes	(0.0)	(0.0)		(0.0)	(0.0)	*	*
Net earnings	1.9	1.7		1.5	1.4	7.7	(0.4)

* Percentage change is not meaningful
** Difference due to rounding

          Net Sales - Net sales for the quarter ended September 11, 2010 ("second quarter") decreased $8.1 million, or 1.3%, from $610.2 million in the quarter ended September 12, 2009 ("prior year second quarter") to $602.1 million. Net sales for the year-to-date period ended September 11, 2010 ("current year-to-date") decreased $26.9 million, or 2.2%, from $1,206.2 million in the prior year-to-date period ended September 12, 2009 ("prior year-to-date") to $1,179.3 million.

          Net sales for the second quarter in our Retail segment decreased $6.7 million, or 1.9%, from $360.2 million in the prior year second quarter to $353.5 million. Net sales for the year-to-date period decreased $17.5 million, or 2.5%, from $702.9 million in the prior year-to-date period to $685.4 million. The second quarter decrease was primarily due to a comparable store sales decrease of 4.7% and $5.8 million of lost sales from closed/sold stores, partially offset by an increase in fuel center sales of $6.1 million and sales of $8.7 million related to new/replacement stores. The year-to-date decrease was primarily due to a comparable store sales decrease of 5.4% and $12.2 million of lost sales from closed/sold stores, partially offset by an increase in fuel center sales of $15.2 million and sales of $14.7 million related to new/replacement stores.

          The majority of the comparable store sales decrease was a result of cautious consumer spending due to Michigan's current economic state and competitive activity. We define a retail store as comparable when it is in operation for 14 periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

          Net sales of $248.6 million for the second quarter in our Distribution segment were comparable to net sales of $250.0 million in the prior year second quarter. Net sales for the current year-to-date period decreased $9.5 million, or 1.9%, from $503.4 million in the prior year-to-date period to $493.9 million. The year-to-date decrease was due to a comparable sales decrease of 0.6% to existing independent customers and a decrease in equipment sales of $1.2 million.

          During the remainder of the fiscal year, we expect retail comparable store sales (excluding fuel centers) to improve relative to the second quarter results, with a modest improvement in the third quarter. Distribution sales for the third quarter are expected to approximate the year-ago levels.

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

          Gross margin for the second quarter decreased $0.8 million, or 0.6%, from $136.0 million in the prior year second quarter to $135.2 million. As a percent of net sales, gross margin for the second quarter increased to 22.5% from 22.3%. The increase was due to improved retail margins and a $1.5 million pretax LIFO inventory valuation credit from the lower inventory levels related to the Company's warehouse consolidation initiative, partially offset by a higher mix of distribution and fuel center sales and lower procurement related gains. Gross margin for the year-to-date period decreased $5.1 million, or 1.9%, from $267.0 million in the prior year-to-date period to $261.9 million. As a percent of net sales, gross margin for the year-to-date period increased to 22.2% from 22.1%. This increase was due to improved retail margins and a $3.5 million pretax LIFO inventory valuation credit from the lower inventory levels related to the Company's warehouse consolidation initiative, partially offset by a higher mix of distribution and fuel center sales and lower procurement related gains.

          Operating Expenses - Operating expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation, restructuring and asset impairment costs and other administrative costs.

          Operating expenses for the second quarter decreased $1.9 million, or 1.6%, from $115.0 million in the prior year second quarter to $113.1 million. As a percent of net sales, operating expenses were 18.8% for both the second quarter of fiscal 2011 and fiscal 2010. The second-quarter operating expenses included a pretax restructuring charge and loss on the sale of assets totaling $0.3 million. The restructuring charge totaled $0.2 million and related to the warehouse consolidation project. Operating expenses for the year-to-date period decreased $4.4 million, or 1.9%, from $230.9 million in the prior year-to-date period to $226.5 million. As a percent of net sales, operating expenses were 19.2% for the current year-to-date period compared to 19.1% in the prior year-to-date period. Excluding the previously mentioned restructuring charge, year-to-date operating expenses decreased to 19.0% of sales due to continued store productivity improvements, cost containment initiatives and distribution operating efficiency improvements, despite higher debit/credit card expenses, utility and employee benefit costs.

          The net decrease in second quarter operating expenses was primarily due to the following:
•	Decreased compensation and benefits of $1.7 million due to reductions in store labor.
•	Decreased warehousing expenses of $0.8 million primarily due to our warehouse consolidation efforts.
•	Increased restructuring costs of $0.2 million related to the Plymouth facility.
•	Increases in various other general expenses including incentive bonus, transportation fuel and charge card fees.

          The net decrease in year-to-date operating expenses was primarily due to the following:
•	Decreased compensation and benefits of $4.1 million due to reductions in store labor.
•	Decreased warehousing expenses of $1.5 million primarily due to our warehouse consolidation efforts.
•	Decreased supplies of $1.3 million.
•

Increased restructuring costs of $2.2 million including a charge for the Plymouth facility of $1.9 million, severance costs of $0.5 million, warehouse closing costs of $0.3 million and an asset impairment charge of $0.1 million related to one store. In the prior year-to-date asset impairment and restructuring costs of $0.6 million were incurred related to one store.

•	Increases in various other general expenses including incentive bonus, transportation fuel and charge card fees.

          Interest Expense - Interest expense decreased $0.2 million, or 6.4%, from $3.7 million in the prior year second quarter to $3.5 million. The decrease in interest expense was due primarily to lower net borrowings. For fiscal year 2011, we expect interest expense to be reduced by $0.7 million as a result of these convertible note repurchases.

          On January 2, 2009, we entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under our senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, we have agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.51% at September 11, 2010) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012.

          Income Taxes - The effective tax rate is 39.0% and 39.5% for the second quarter and prior year second quarter, respectively. The year-to-date effective tax rate is 39.0% and 39.8% for the current year and prior year, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes.

Discontinued Operations

          Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

          The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)
	September 11, 2010	September 12, 2009
Net cash provided by operating activities	$45,459	$40,868
Net cash used in investing activities	(14,977)	(23,997)
Net cash used in financing activities	(13,733)	(15,073)
Net cash used in discontinued operations	(795)	(1,571)
Net increase in cash and cash equivalents	15,954	227
Cash and cash equivalents at beginning of year	9,170	6,519
Cash and cash equivalents at end of period	$25,124	$6,746

          Net cash provided by operating activities increased from the prior year-to-date period primarily due to a lower inventory investment resulting from the Plymouth consolidation and other inventory initiatives, partially offset by the timing of accounts payable payments.

          Net cash used in investing activities decreased during the current year-to-date period primarily due to capital expenditures which decreased $7.7 million to $15.0 million. Of this amount our Retail and Distribution segments utilized 70.5% and 29.5%, respectively. Expenditures during the current fiscal year were primarily related to two new stores and four store remodels. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. Our current available borrowings are approximately $123.1 million above these limits as of September 11, 2010 and we do not expect to fall below the restricted levels. We expect capital and real estate development expenditures to range from $33.0 million to $35.0 million for fiscal 2011.

          Net cash used in financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. Payments on long-term borrowings were $2.2 million and $14.3 million for the current year-to-date period and prior year-to-date period, respectively. Cash dividends of $1.1 million were paid in each year-to-date period. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors at its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at September 11, 2010 are $4.2 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

          Net cash used in discontinued operations includes the net cash flows of our discontinued operations and consists primarily of the payment of store asset impairment costs, insurance run-off claims and other liabilities offset by the proceeds from the sale of assets and sublease income.

          Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of September 11, 2010, our senior secured revolving credit facility had outstanding borrowings of $45.2 million and additional available borrowings of $143.1 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores' business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

          Our current ratio increased to 1.14:1.00 at September 11, 2010 from 1.09:1.00 at March 27, 2010 and our investment in working capital increased to $27.5 million at September 11, 2010 from $15.7 million at March 27, 2010. Our total net long-term debt (including current maturities and capital lease obligations net of cash and cash equivalents) to total capital ratio at September 11, 2010 was 0.34:1.00 versus 0.39:1.00 at March 27, 2010.

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

          Following is a reconciliation of net earnings to adjusted EBITDA for quarters ended September 11, 2010 and September 12, 2009.
	Second Quarter		Year-to-Date
(In thousands)	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Net earnings	$11,239	$10,434	$17,226	$17,293
Add:
Discontinued operations	106	63	194	48
Income taxes	7,244	6,845	11,137	11,452
Interest expense	3,504	3,727	6,933	7,390
Non-operating expense	(4)	(30)	(54)	(53)
Operating earnings	22,089	21,039	35,436	36,130
Add:
Depreciation and amortization	8,071	8,138	15,906	16,150
LIFO (income) expense	(1,400)	9	(3,208)	(81)
Restructuring and asset impairment costs	183	-	2,765	601
Non-cash stock compensation and other charges	1,045	823	2,123	2,134
Adjusted EBITDA	$29,988	$30,009	$53,022	$54,934

Reconciliation of operating earnings to adjusted EBITDA by segment:

Retail:
Operating earnings	$11,366	$10,427	$16,728	$17,753
Add:
Depreciation and amortization	6,128	6,088	12,092	11,946
LIFO expense	100	109	200	219
Restructuring and asset impairment costs	3	-	153	601
Non-cash stock compensation and other charges	56	(110)	126	(142)
Adjusted EBITDA	$17,653	$16,514	$29,299	$30,377

Distribution:
Operating earnings	$10,723	$10,612	$18,708	$18,377
Add:
Depreciation and amortization	1,943	2,050	3,814	4,204
LIFO income	(1,500)	(100)	(3,408)	(300)
Restructuring and asset impairment costs	180	-	2,612	-
Non-cash stock compensation and other charges	989	933	1,997	2,276
Adjusted EBITDA	$12,335	$13,495	$23,723	$24,557

          For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 27, 2010. At September 11, 2010, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

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

          The following table shows the indebtedness and other liabilities of our subsidiaries as of September 11, 2010:

Spartan Stores Subsidiaries Only
(In thousands)
September 11, 2010
Current Liabilities
Accounts payable	$130,618
Accrued payroll and benefits	28,894
Other accrued expenses	16,282
Current portion of restructuring costs	7,211
Current maturities of long-term debt and capital lease obligations	4,167
Total current liabilities	187,172

Long-term Liabilities
Postretirement benefits	21,825
Other long-term liabilities	16,772
Restructuring costs	25,873
Long-term debt and capital lease obligations	41,782
Total long-term liabilities	106,252

Total Subsidiary Liabilities	293,424
Operating Leases	139,947
Total Subsidiary Liabilities and Operating Leases	$433,371

Ratio of Earnings to Fixed Charges

          Our ratio of earnings to fixed charges was 4.00:1.00 and 3.70:1.00 for the second quarter and prior year second quarter, respectively, and 3.30:1.00 for both the year-to-date and prior year-to-date periods. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

          We had letters of credit totaling $1.7 million outstanding and unused at September 11, 2010. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

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

          An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of September 11, 2010 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores' internal control over financial reporting.

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

Spartan Stores, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share

June 20 - July 17, 2010

Employee Transactions	56	$14.11

July 18 - August 14, 2010

Employee Transactions	163	$13.51

August 15 - September 11, 2010

Employee Transactions	-	$-

Total for Second Quarter ended September 11, 2010	219	$13.66

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of Spartan Stores, Inc., as amended.

3.2	Bylaws of Spartan Stores, Inc., as amended.

10.1	Spartan Stores, Inc. Executive Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 12, 2010. Here incorporated by reference.

10.2	Form of Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 12, 2010. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPARTAN STORES, INC. (Registrant)

Date: October 14, 2010	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of Spartan Stores, Inc., as amended.

3.2	Bylaws of Spartan Stores, Inc., as amended.

10.1	Spartan Stores, Inc. Executive Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 12, 2010. Here incorporated by reference.

10.2	Form of Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 12, 2010. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.