Form 10-Q
period 2011-01-01
SPARTAN STORES INC
filed 2011-02-03
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-31127

SPARTAN STORES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-0593940
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

850 76th Street, S.W. P.O. Box 8700 Grand Rapids, Michigan	49518
(Address of Principal Executive Offices)	(Zip Code)

(616) 878-2000

(Registrant’s Telephone Number, Including Area Code)

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

Yes  ☐             No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act)

Yes  ☐             No  ☒

As of January 31, 2011 the registrant had 22,638,277 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, “Spartan Stores”). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” is “confident” that a particular occurrence or event “began,” “will,” “may,” “could,” “should” or “will likely” result or occur, or “appears” to have occurred, or will “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” a “priority,” a “strategy,” or “initiative” or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment, restructuring cost provisions and fair value measurements are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores’ Annual Report on Form 10-K for the year ended March 27, 2010 (in particular, you should refer to the discussion of “Risk Factors” in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and improve our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors or changing consumer behavior; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends; and implement the other programs, initiatives, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports or presentations, our press releases and our public comments is not certain and will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

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

Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by changes in costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses or financial difficulties of customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions, contributions and financial condition of other employers who participate in multi-employer plans to which we contribute. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws and related interpretations. Our accounting estimates could change and the actual effects of changes in accounting principles could deviate from our estimates due to changes in facts, assumptions, or acceptable methods, and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, and severe weather may adverse affect the availability of and our ability to operate our warehouses and other facilities, and may adversely affect consumer buying behavior, fuel costs, shipping and transportation costs, product cost inflation or deflation and its impact on LIFO expense. General economic conditions and unemployment, particularly in Michigan, government assistance programs, health care reform, or other circumstances beyond our control, may adversely consumer buying behavior. A combination of the aforementioned factors, coupled with a prolonged general economic recession, could result in goodwill and other long-lived asset impairment charges.

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

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	January 1, 2011	March 27, 2010
Assets
Current assets
Cash and cash equivalents	$25,267	$9,170
Accounts receivable, net	48,941	54,529
Inventories, net	134,588	117,514
Prepaid expenses and other current assets	8,720	9,474
Deferred taxes on income	1,688	5,508

Total current assets	219,204	196,195
Other assets
Goodwill	247,165	247,916
Other, net	58,844	61,409

Total other assets	306,009	309,325
Property and equipment, net	238,285	247,961

Total assets	$763,498	$753,481

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$122,377	$114,549
Accrued payroll and benefits	32,585	31,983
Other accrued expenses	16,469	20,838
Current portion of restructuring costs	5,556	8,877
Current maturities of long-term debt and capital lease obligations	4,161	4,209

Total current liabilities	181,148	180,456
Long-term liabilities
Deferred income taxes	62,202	49,996
Postretirement benefits	15,532	21,060
Other long-term liabilities	19,861	19,937
Restructuring costs	17,362	27,061
Long-term debt and capital lease obligations	170,886	181,066

Total long-term liabilities	285,843	299,120
Commitments and contingencies (Note 5)
Shareholders’ equity
Common stock, voting, no par value; 50,000 shares authorized; 22,632 and 22,450 shares outstanding	160,701	158,225
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(13,987)	(12,973)
Retained earnings	149,793	128,653

Total shareholders’ equity	296,507	273,905

Total liabilities and shareholders’ equity	$763,498	$753,481

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	16 Weeks Ended		40 Weeks Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Net sales	$782,300	$786,930	$1,961,593	$1,993,179
Cost of sales	617,493	621,439	1,534,899	1,560,661

Gross margin	164,807	165,491	426,694	432,518
Operating expenses
Selling, general and administrative	150,643	151,098	374,329	381,394
Restructuring, asset impairment and other	(2,425)	715	340	1,316

Total operating expenses	148,218	151,813	374,669	382,710
Operating earnings	16,589	13,678	52,025	49,808
Other income and expenses
Interest expense	4,666	5,188	11,599	12,578
Other, net	1	(43)	(53)	(96)

Total other income and expenses	4,667	5,145	11,546	12,482

Earnings before income taxes and discontinued operations	11,922	8,533	40,479	37,326
Income taxes	4,452	3,272	15,589	14,724

Earnings from continuing operations	7,470	5,261	24,890	22,602
Loss from discontinued operations, net of taxes	(162)	(232)	(356)	(280)

Net earnings	$7,308	$5,029	$24,534	$22,322

Basic earnings per share:
Earnings from continuing operations	$0.33	$0.23	$1.10	$1.01
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Net earnings	$0.32	$0.22	$1.09	$1.00

Diluted earnings per share:
Earnings from continuing operations	$0.33	$0.23	$1.10	$1.01
Loss from discontinued operations	(0.01)	(0.01)	(0.02)*	(0.02)*

Net earnings	$0.32	$0.22	$1.08	$0.99

Weighted average shares outstanding:
Basic	22,631	22,436	22,599	22,393
Diluted	22,710	22,515	22,674	22,468

*	includes rounding

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance – March 27, 2010	22,450	$158,225	$(12,973)	$128,653	$273,905
Comprehensive income/loss, net of tax:
Net earnings	—	—	—	24,534	24,534
Change in fair value of interest rate swap, net of taxes of $237	—	—	(374)	—	(374)
Remeasurement of pension liability, net of taxes of $1,138	—	—	1,802	—	1,802
Pension curtailment, net of taxes of $1,543	—	—	(2,442)	—	(2,442)

Total comprehensive income					23,520
Dividends – $.15 per share	—	—	—	(3,394)	(3,394)
Repurchase of equity component of convertible debt, net of tax	—	(388)	—	—	(388)
Stock-based employee compensation	—	3,584	—	—	3,584
Issuances of common stock and related tax benefits on stock option exercises	27	305	—	—	305
Issuances of restricted stock and related income tax	222	(71)	—	—	(71)
Cancellations of restricted stock	(67)	(954)	—	—	(954)

Balance – January 1, 2011	22,632	$160,701	$(13,987)	$149,793	$296,507

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	40 Weeks Ended
	January 1, 2011	January 2, 2010
Cash flows from operating activities
Net earnings	$24,534	$22,322
Loss from discontinued operations	356	280

Earnings from continuing operations	24,890	22,602
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other	340	1,316
Non-cash convertible debt interest	2,647	2,686
Depreciation and amortization	27,044	26,908
LIFO income – warehouse consolidation	(3,450)	—
LIFO income	(453)	(104)
Postretirement benefits expense	3,220	2,601
Deferred taxes on income	16,364	10,995
Stock-based compensation expense	3,576	3,797
Excess tax benefit on stock compensation	(168)	(328)
Gain on repurchase of convertible notes	(69)	—
Other	102	126
Change in operating assets and liabilities:
Accounts receivable	5,617	16
Inventories	(13,171)	(21,803)
Prepaid expenses and other assets	1,392	978
Accounts payable	9,935	16,601
Accrued payroll and benefits	(147)	(5,181)
Postretirement benefits payments	(6,005)	(5,249)
Other accrued expenses and other liabilities	(9,214)	(1,631)

Net cash provided by operating activities	62,450	54,330
Cash flows from investing activities
Purchases of property and equipment	(25,418)	(37,623)
Net proceeds from the sale of assets	64	108
Acquisitions	—	(4,821)
Other	(1,121)	(1,372)

Net cash used in investing activities	(26,475)	(43,708)
Cash flows from financing activities
Proceeds from revolving credit facility	142,953	408,019
Payments on revolving credit facility	(142,953)	(409,523)
Repurchase of convertible notes	(10,724)	—
Repayment of other long-term borrowings	(3,734)	(3,067)
Excess tax benefit on stock compensation	168	328
Proceeds from exercise of stock options	248	190
Dividends paid	(3,394)	(3,367)

Net cash used in financing activities	(17,436)	(7,420)
Cash flows from discontinued operations
Net cash used in operating activities	(2,442)	(2,559)
Net cash provided by investing activities	—	18

Net cash used in discontinued operations	(2,442)	(2,541)

Net increase in cash and cash equivalents	16,097	661
Cash and cash equivalents at beginning of period	9,170	6,519

Cash and cash equivalents at end of period	$25,267	$7,180

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Spartan Stores, Inc. and its subsidiaries (“Spartan Stores”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of January 1, 2011 and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2

Restructuring, Asset Impairment and Other

The quarter’s $2.4 million of income is comprised of pension curtailment income of $4.0 million related to the freezing of Spartan’s cash balance pension plan (see Note 6) and a net benefit of $5.9 million related to favorable lease terminations which caused a reduction in the closed store reserve. This income was partially offset by restructuring and asset impairment charges of $7.4 million. Year-to-date restructuring and asset impairment also includes charges related to the closing of the distribution segment’s Plymouth warehouse facility.

Restructuring, asset impairment and other included in the Consolidated Statements of Earnings consisted of the following:

(In thousands)	Distribution	Retail	Total
16 Weeks Ended January 1, 2011
Restructuring and asset impairment	$103	$7,345	$7,448
Lease termination income, net	—	(5,888)	(5,888)
Pension curtailment income	(2,281)	(1,704)	(3,985)

	(2,178)	(247)	(2,425)
16 Weeks Ended January 2, 2010
Restructuring and asset impairment	$—	$715	$715
40 Weeks Ended January 1, 2011
Restructuring and asset impairment	$2,715	$7,498	$10,213
Lease termination income, net	—	(5,888)	(5,888)
Pension curtailment income	(2,281)	(1,704)	(3,985)

	434	(94)	340
40 Weeks Ended January 2, 2010
Restructuring and asset impairment	$—	$1,316	$1,316

The following table provides the activity of restructuring costs for the 40 weeks ended January 1, 2011. Restructuring costs recorded in the Consolidated Balance Sheets are included in “Current portion of restructuring costs” in Current liabilities and “Restructuring costs” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
Balance at March 27, 2010	$35,938
Charges	2,373
Reversal of reserve related to lease terminations	(6,929)
Changes in estimates	(442)
Payments, net of interest accretion	(8,022)

Balance at January 1, 2011	$22,918

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 3

Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At January 1, 2011 and March 27, 2010 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	January 1, 2011	March 27, 2010
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$4,161	$4,209
Long-term debt and capital lease obligations	170,886	181,066
Equity component of convertible debt	13,445	18,038

Total book value of debt instruments	188,492	203,313
Fair value of debt instruments	177,975	185,118

Excess of book value over fair value	$10,517	$18,195

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

Level 3: Unobservable inputs for the asset or liability, reflecting the reporting entity’s own assumptions about the assumptions that market participants would use in pricing.

At January 1, 2011 and March 27, 2010, the fair value of the interest rate swap liability was approximately $1.3 million and $0.7 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value measurements are classified within Level 2 of the hierarchy as significant observable market inputs are readily available as the basis of the fair value measurements.

Note 4

Derivative Instruments

Spartan Stores has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risk exposure when appropriate, based on market conditions. Spartan Stores’ objective in managing exposure to changes in interest rates is to reduce fluctuations in earnings and cash flows, and consequently, from time to time Spartan Stores uses interest rate swap agreements to manage this risk. Spartan Stores does not use financial instruments or derivatives for any trading or other speculative purposes.

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap has been designated as a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores’ senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.51% at January 1, 2011) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with the senior secured revolving credit facility on December 24, 2012.

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instrument designated as an interest rate cash flow hedge:

(In thousands) Balance Sheet Classification	January 1, 2011	March 27, 2010
Other long-term liabilities	$1,264	$653

The following table provides a summary of the financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for the quarter and year-to-date period ended January 1, 2011:

(In thousands)	Location in Consolidated Financial Statements	16 Weeks Ended January 1, 2011	40 Weeks Ended January 1, 2011
(Gain) loss, net of taxes, recognized in other comprehensive income	Accumulated Other Comprehensive Income	$(90)	$374
Pre-tax (gain) loss reclassified from accumulated other comprehensive loss	Interest expense	255	629

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

Spartan Stores contributes to the Central States multi-employer pension plan based on obligations arising from its collective bargaining agreement covering its warehouse union associates. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions; however, Spartan Stores is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan

Based on the most recent information available to Spartan Stores, we believe that the present value of actuarial accrued liabilities in this multi-employer plan exceeds the value of the assets held in trust to pay benefits. Because we are one of a number of employers contributing to this plan, it is difficult to ascertain what our share of the underfunding would be, although we anticipate that our contributions to this plan will increase each year. Spartan Stores believes that funding levels have not changed significantly since year end. To reduce this underfunding we expect meaningful increases in expense as a result of required incremental multi-employer pension plan contributions over the years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 6

Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the third quarter and year-to-date periods ended January 1, 2011 and January 2, 2010:

(In thousands) 16 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Jan. 1, 2011	Jan. 2, 2010	Jan. 1, 2011	Jan. 2, 2010	Jan. 1, 2011	Jan. 2, 2010
Service cost	$1,075	$908	$18	$25	$60	$41
Interest cost	965	1,109	16	18	129	135
Expected return on plan assets	(1,331)	(1,252)	—	—	—	—
Amortization of prior service cost	(196)	(196)	—	—	(17)	(16)
Recognized actuarial net loss	461	202	13	13	38	6

Net periodic benefit cost	$974	$771	$47	$56	$210	$166

(In thousands) 40 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	Jan. 1, 2011	Jan. 2, 2010	Jan. 1, 2011	Jan. 2, 2010	Jan. 1, 2011	Jan. 2, 2010
Service cost	$2,689	$2,269	$46	$63	$149	$102
Interest cost	2,411	2,773	41	44	323	338
Expected return on plan assets	(3,327)	(3,130)	—	—	—	—
Amortization of prior service cost	(490)	(490)	—	—	(41)	(41)
Recognized actuarial net loss	1,151	506	32	33	94	16

Net periodic benefit cost	$2,434	$1,928	$119	$140	$525	$415

Spartan Stores made a contribution of $5.7 million in the third quarter to move the cash balance pension plan closer to a fully funded status and reduce future pension expense. Funding credit carry forward balances will likely be used to fund future quarterly contribution requirements until December 2011 when a contribution will likely be made to continue to move funding closer to a fully funded status.

Effective January 1, 2011, the Cash Balance Pension Plan was frozen and, as a result, additional service credits will no longer be added to each Associate’s account, however, interest credits will continue to accrue. Effective the same date, Company matching contributions to the Savings Plus 401k Plan were reinstated at a rate of 50% of pay deferral contributions up to 6% of each Associate’s qualified compensation. Additionally, a provision allowing for a discretionary annual profit sharing contribution was added to the Company’s 401k Plan.

In conjunction with this change to the Cash Balance Pension Plan, pretax curtailment income of $4.0 million was recognized and is included in Restructuring, asset impairment and other on the Consolidated Statements of Earnings.

Our actuaries also performed a required remeasurement of the pension liability as of December 31, 2010, which resulted in a decrease in the pension liability in the amount of $2.9 million and a corresponding adjustment to Accumulated Other Comprehensive Income and Deferred income taxes.

See Note 5 for information regarding Spartan’s participation in the Central States multi-employer pension plan.

Note 7

Taxes on Income

There were no material changes to the amount of unrecognized tax benefits during the third quarter of fiscal 2011.

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

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.8 million ($0.04 per diluted share) and $0.9 million ($0.04 per diluted share) in the third quarter of fiscal 2011 and 2010, respectively, as a component of Operating expenses and Income taxes in the Consolidated Statements of Earnings. Stock-based compensation expense (net of tax) was $2.2 million ($0.10 per diluted share) and $2.3 million ($0.10 per diluted share) for the year-to-date period ended January 1, 2011 and January 2, 2010, respectively.

The following table summarizes activity in the share-based compensation plans for the year-to-date ended January 1, 2011:

	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Outstanding at March 27, 2010	831,849	$17.39	618,722	$18.28
Granted	—	—	216,890	15.37
Exercised/Vested	(21,003)	8.05	(206,277)	17.41
Cancelled/Forfeited	—	—	(5,472)	16.48

Outstanding at January 1, 2011	810,846	$17.63	623,863	$17.36

Vested and expected to vest in the future at January 1, 2011	798,774	$17.61

Exercisable at January 1, 2011	525,858	$16.83

There were no stock options granted to date during fiscal 2011. In addition, no stock options were granted during the prior-year third quarter ended January 2, 2010. The weighted average grant-date fair value of stock options granted during the year-to-date period ended January 2, 2010 was $5.26. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model:

40 Weeks Ended Jan. 2, 2010
Dividend yield	1.43%
Expected volatility	41.50% - 42.30%
Risk-free interest rate	2.28% - 2.92%
Expected life of option	6.25 years

Due to certain events that are considered unusual and/or infrequent in nature, and that resulted in significant business changes during the limited historical exercise period, management does not believe that Spartan Stores’ historical exercise data will provide a reasonable basis upon which to estimate the expected term of stock options. Therefore, the expected term of stock options granted is determined using the “simplified” method as described in SEC Staff Accounting Bulletins that uses the following formula: ((vesting term + original contract term)/2).

As of January 1, 2011, total unrecognized compensation cost related to nonvested share-based awards granted under our stock incentive plans was $1.0 million for stock options and $8.2 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 1.6 years for stock options and 3.0 years for restricted stock.

Note 9

Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:

(In thousands)	16 Weeks Ended
	January 1, 2011	January 2, 2010
Loss from discontinued operations (net of taxes of ($97) and ($158))	$(162)	$(232)

(In thousands)	40 Weeks Ended
	January 1, 2011	January 2, 2010
Loss from discontinued operations (net of taxes of ($223) and ($195))	$(356)	$(280)

Note 10

Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock/units to employees and directors of $3.3 million and $4.6 million for the year-to-date periods ended January 1, 2011 and January 2, 2010, respectively. Non-cash investing activities include capital expenditures included in current liabilities of $0.5 million and $2.0 million for the year-to-date periods ended January 1, 2011 and January 2, 2010, respectively.

Note 11

Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)	Distribution	Retail	Total
16 Weeks Ended January 1, 2011
Net sales	$346,890	$435,410	$782,300
Inter-segment sales	210,724	—	210,724
Depreciation and amortization	2,602	8,442	11,044
Operating earnings	15,411	1,178	16,589
Capital expenditures	2,406	8,020	10,426
16 Weeks Ended January 2, 2010
Net sales	$343,554	$443,376	$786,930
Inter-segment sales	215,264	—	215,264
Depreciation and amortization	2,506	8,022	10,528
Operating earnings	11,745	1,933	13,678
Capital expenditures	2,447	12,469	14,916
40 Weeks Ended January 1, 2011
Net sales	$840,769	$1,120,824	$1,961,593
Inter-segment sales	518,192	—	518,192
Depreciation and amortization	6,416	20,534	26,950
Operating earnings	34,119	17,906	52,025
Capital expenditures	6,836	18,582	25,418
40 Weeks Ended January 2, 2010
Net sales	$846,948	$1,146,231	$1,993,179
Inter-segment sales	542,310	—	542,310
Depreciation and amortization	6,710	19,968	26,678
Operating earnings	30,122	19,686	49,808
Capital expenditures	6,558	31,065	37,623

	January 1, 2011	March 27, 2010
Total assets
Distribution	$255,089	$237,480
Retail	502,904	510,486
Discontinued operations	5,505	5,515

Total	$763,498	$753,481

The following table presents sales by type of similar product and services:

	16 Weeks Ended				40 Weeks Ended
(Dollars in thousands)	January 1, 2011		January 2, 2010		January 1, 2011		January 2, 2010
Non-perishables (1)	$406,834	52%	$429,211	54%	$1,009,761	51%	$1,072,783	54%
Perishables (2)	273,975	35	266,443	34	704,919	36	700,732	35
Pharmacy	64,402	8	60,510	8	155,637	8	148,679	7
Fuel	37,089	5	30,766	4	91,276	5	70,985	4

Consolidated net sales	$782,300	100%	$786,930	100%	$1,961,593	100%	$1,993,179	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 12

Convertible Note Repurchase

During the first quarter of fiscal 2011 the Company repurchased $12.3 million in principal amount of its outstanding convertible senior notes for approximately $10.7 million and recognized a resultant gain of $0.1 million. No additional repurchases were made in the second or third quarter of fiscal 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

We operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 370 independently owned grocery stores and our 97 corporate owned stores. Our Retail segment operates 97 retail supermarkets in Michigan under the banners Glen’s Markets, Family Fare Supermarkets, D&W Fresh Markets and VG’s Food and Pharmacy and 25 fuel centers/convenience stores, adjacent to our supermarket locations, under the banners Glen’s Quick Stop, Family Fare Quick Stop, D&W Fresh Markets Quick Stop and VG’s Quick Stop. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

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

At the beginning of the fourth quarter of fiscal 2010, we began implementing the conclusions of a comprehensive, multi-year supply chain optimization study. This was another important step in our ongoing strategy of maintaining a low cost grocery distribution operation. We reached an agreement with the Teamsters Local 337 to transition our Plymouth, Michigan dry grocery distribution operation to our Grand Rapids, Michigan facility. The transition was substantially complete at the end of the fourth quarter of fiscal 2010. During the past several years, we have prudently invested capital to upgrade our distribution system technology, expand our produce ripening operations, upgrade our entire fleet of trucks, and complete a major warehouse re-racking project at our Grand Rapids grocery distribution center that significantly increased warehouse capacity and improved space utilization. In addition to improved customer service through a centralized Grand Rapids facility, this decision, along with our other cost reduction initiatives is intended to create better alignment between the current level of business activity and our cost structure. In conjunction with the warehouse optimization, we implemented another administrative cost reduction initiative by eliminating certain positions. As a result of the closing of the warehouse facility and elimination of certain administrative positions, we incurred charges of $4.2 million for severance, asset impairment and other related one-time costs in the fourth quarter of fiscal 2010. In addition, in year-to-date fiscal 2011 the Company incurred additional charges/adjustments related to its warehouse consolidation initiative. These charges consisted of warehouse closing expenses for lease payments and other related expenses, which were offset by a LIFO credit due to reduced inventory levels resulting in a year-to-date net $0.6 million after tax benefit.

We implemented a customer loyalty card program in our retail segment’s Glen’s Markets banner late in the first quarter of fiscal 2010. This program is beginning to provide us with more sophisticated information to better understand our customers’ purchasing behavior, which we are using to improve the effectiveness of our promotions, marketing and merchandising programs. We introduced the loyalty card program to our VG’s banner early in the fourth quarter of this fiscal year. We expect these programs will help solidify our long-term customer loyalty, improve our sales growth opportunities and further strengthen our market position as we continue to enhance the program to improve our consumer offers. Our award-winning Michigan’s Best initiative, which clearly identifies and promotes 2,400 products grown, made or processed in Michigan was launched in 2nd quarter of 2010 and was expanded to 3,000 products early in the third quarter of 2011. As part of our emphasis on consumer health and wellness, we began a major nutrition guide program in our D&W Fresh Markets and Family Fare Supermarkets retail stores early in the third quarter of fiscal 2010. The nutrition guide program offers shelf tags which provide consumers a simplistic identification of six key product attributes. The tags are color coded, and health and nutrition attributes are identified using FDA guidelines to assist consumers in making more informed choices in the foods they buy. We also implemented a continuous customer satisfaction monitoring system in the second quarter of fiscal 2010. This program allows randomly selected customers to rate individual stores on multiple dimensions of shopping satisfaction and helps us refine our offers to enhance customer satisfaction.

Results of Operations

The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)	Percentage of Net Sales					Percentage Change
	16 Weeks Ended		40 Weeks Ended			16 Weeks Ended	40 Weeks Ended
	Jan. 1, 2011	Jan. 2, 2010	Jan. 1, 2011	Jan. 2, 2010		Jan. 1, 2011	Jan. 2, 2010
Net sales	100.0	100.0	100.0	100.0		(0.6)	(1.6)
Gross margin	21.1	21.0	21.8	21.7		(0.4)	(1.3)
Selling, general and administrative expenses	19.3	19.2	19.1	19.1		(0.3)	(1.9)
Restructuring, asset impairment and other	(0.3)	0.1	0.0	0.1		*	*

Operating earnings	2.1	1.7	2.7	2.5		21.3	4.5
Other income and expenses	0.6	0.7	0.6	0.6		(9.3)	(7.5)

Earnings before income taxes and discontinued operations	1.5	1.0	2.1	1.9		39.7	8.4
Income taxes	0.6	0.4	0.8	0.8	**	36.1	5.9

Earnings from continuing operations	0.9 **	0.6	1.3	1.1		42.0	10.1
Loss from discontinued operations, net of taxes	(0.0)	(0.0)	(0.0)	(0.0)		30.2	(27.1)

Net earnings	0.9	0.6	1.3	1.1		45.3	9.9

*	Percentage change is not meaningful
**	Difference due to rounding

Net Sales – Net sales for the quarter ended January 1, 2011 (“third quarter”) decreased $4.6 million, or 0.6%, from $786.9 million in the quarter ended January 2, 2010 (“prior year third quarter”) to $782.3 million. Net sales for the year-to-date period ended January 1, 2011 (“current year-to-date”) decreased $31.6 million, or 1.6%, from $1,993.2 million in the prior year-to-date period ended January 2, 2010 (“prior year-to-date”) to $1,961.6 million.

Net sales for the third quarter in our Retail segment decreased $8.0 million, or 1.8%, from $443.4 million in the prior year third quarter to $435.4 million. Net sales for the year-to-date period decreased $25.4 million, or 2.2%, from $1,146.2 million in the prior year-to-date period to $1,120.8 million. The third quarter decrease was primarily due to a comparable store sales decrease of 4.4% and $0.8 million of lost sales from closed/sold stores, partially offset by an increase in fuel center sales of $6.5 million and sales of $4.0 million related to new/replacement stores. The year-to-date decrease was primarily due to a comparable store sales decrease of 5.0% and $13.0 million of lost sales from closed/sold stores, partially offset by an increase in fuel center sales of $21.6 million and sales of $18.9 million related to new/replacement stores.

The majority of the comparable store sales decrease was a result of cautious consumer spending due to Michigan’s current economic state and competitive activity. We define a retail store as comparable when it is in operation for 14 periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

Net sales for the third quarter in our Distribution segment increased $3.3 million, or 1.0%, from $343.6 million in the prior year third quarter to $346.9 million. Net sales for the current year-to-date period decreased $6.2 million, or 0.7%, from $847.0 million in the prior year-to-date period to $840.8 million. The year-to-date decrease was due to a comparable sales decrease of 0.6% to existing independent customers and a decrease in equipment sales of $1.2 million.

During the remainder of the fiscal year, we expect retail comparable store sales (excluding fuel centers) to improve modestly relative to the third-quarter results, with distribution sales approximating the last year’s levels.

Gross Margin – Gross margin represents sales less cost of sales, which include purchase costs and promotional allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

Gross margin for the third quarter decreased $0.7 million, or 0.4%, from $165.5 million in the prior year third quarter to $164.8 million. As a percent of net sales, gross margin for the third quarter increased to 21.1% from 21.0%. The increase was due primarily to improved retail margins partially offset by a higher mix of distribution and fuel center sales. Gross margin for the year-to-date period decreased $5.8 million, or 1.3%, from $432.5 million in the prior year-to-date period to $426.7 million. As a percent of net sales, gross margin for the year-to-date period increased to 21.8% from 21.7%. The year-to-date increase was due to improved retail margins and a $3.5 million pretax LIFO inventory valuation credit from the lower inventory levels related to the Company’s warehouse consolidation initiative, partially offset by a higher mix of distribution and fuel center sales.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the third quarter decreased $0.5 million, or 0.3%, from $151.1 million in the prior year third quarter to $150.6 million. As a percent of net sales, SG&A expenses were 19.3% for the third quarter compared to 19.2% in the prior year third quarter. SG&A expenses for the year-to-date period decreased $7.1 million, or 1.9%, from $381.4 million in the prior year-to-date period to $374.3 million. As a percent of net sales, SG&A expenses were 19.1% for both the current year-to-date period and the prior year-to-date period.

The net decrease in third quarter SG&A expenses was primarily due to the following:

•	Decreased warehousing expenses of $0.9 million primarily due to our warehouse consolidation efforts.

•	Increases in incentive compensation of $0.6 million.

•	Increases in various other general expenses including health care, transportation fuel and debit/credit card fees.

The net decrease in year-to-date SG&A expenses was primarily due to the following:

•	Decreased compensation and benefits of $4.6 million due to reductions in store labor.

•	Decreased warehousing expenses of $2.3 million primarily due to our warehouse consolidation efforts.

•	Decreased supplies of $1.8 million.

•	Decreases in various other general expenses including occupancy, rent and advertising.

•	Increases in incentive compensation of $3.7 million.

•	Increases in various other general expenses including health care, transportation fuel and debit/credit card fees.

Restructuring, Asset Impairment and Other – Restructuring, asset impairment and other for the third quarter improved $3.1 million from $0.7 million of expense in the prior year third quarter to $2.4 million of income. This included the previously discussed pension curtailment income of $4.0 million, a lease termination adjustment of $5.9 million offset by $7.4 million in asset impairment charges. In the prior year third quarter costs of $0.7 million were incurred related to two closed stores.

Restructuring, asset impairment and other for the year-to-date period decreased $1.0 million from $1.3 million in the prior year-to-date period to $0.3 million. In addition to the previously mentioned third quarter income/charges the year-to-date total included charges related to the Plymouth warehouse facility closure of $1.8 million, severance costs of $0.5 million, warehouse closing costs of $0.3 million and an asset impairment charge of $0.2 million. In the prior year-to-date asset impairment and restructuring costs of $1.3 million were incurred related to three stores.

Interest Expense – Interest expense decreased $0.5 million, or 10.1%, from $5.2 million in the prior year third quarter to $4.7 million. The decrease in interest expense was due primarily to lower net borrowings. For fiscal year 2011, we expect interest expense to be reduced by $0.7 million as a result of the previously mentioned convertible note repurchases.

Income Taxes – The effective tax rate is 37.3% and 38.3% for the third quarter and prior year third quarter, respectively. The year-to-date effective tax rate is 38.5% and 39.4% for the current year and prior year, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes.

Discontinued Operations

Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)	January 1, 2011	January 2, 2010
Net cash provided by operating activities	$62,450	$54,330
Net cash used in investing activities	(26,475)	(43,708)
Net cash used in financing activities	(17,436)	(7,420)
Net cash used in discontinued operations	(2,442)	(2,541)

Net increase in cash and cash equivalents	16,097	661
Cash and cash equivalents at beginning of year	9,170	6,519

Cash and cash equivalents at end of period	$25,267	$7,180

Net cash provided by operating activities increased from the prior year-to-date period primarily due to favorable working capital trends.

Net cash used in investing activities decreased during the current year-to-date period primarily due to capital expenditures which decreased $12.2 million to $25.4 million. Of this amount our Retail and Distribution segments utilized 73.1% and 26.9%, respectively. Expenditures during the current fiscal year were primarily related to one new store, one replacement store and six store remodels. The terms of our senior secured revolving credit facility contain certain covenants which could restrict our capital expenditures if we fail to achieve the required ratios. Our current available borrowings are approximately $120.4 million above these limits as of January 1, 2011 and we do not expect to fall below the restricted levels. We expect capital and real estate development expenditures to range from $34.0 million to $35.0 million for fiscal 2011.

Net cash used in financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. Payments on long-term borrowings were $3.7 million and $4.6 million for the current year-to-date period and prior year-to-date period, respectively. Cash dividends of $3.4 million were paid in each year-to-date period. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors at its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at January 1, 2011 are $4.2 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations includes the net cash flows of our discontinued operations and consists primarily of the payment of store asset impairment costs, insurance run-off claims and other liabilities offset by the proceeds from the sale of assets and sublease income.

Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of January 1, 2011, our senior secured revolving credit facility had outstanding borrowings of $45.0 million and additional available borrowings of $140.4 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores’ business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

Our current ratio increased to 1.21:1.00 at January 1, 2011 from 1.09:1.00 at March 27, 2010 and our investment in working capital seasonally increased to $38.1 million at January 1, 2011 from $15.7 million at March 27, 2010. Our total net long-term debt (including current maturities and capital lease obligations net of cash and cash equivalents) to total capital ratio at January 1, 2011 was 0.34:1.00 versus 0.39:1.00 at March 27, 2010.

Consolidated Adjusted EBITDA is a non-GAAP financial measure that is defined under the terms of our credit facility as net earnings from continuing operations plus depreciation and amortization, and other non-cash charges including imputed interest, deferred (stock) compensation, LIFO expense and costs associated with the closing of operational locations, plus interest expense, the provision for income taxes to the extent deducted in the computation of net earnings.

Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. The adjusted EBITDA information has been included as one measure of our operating performance and historical ability to service debt. The Company believes that investors find the information useful because it reflects the resources available for strategic investments including, for example, capital needs of the business, strategic acquisitions and debt service. Our definition of Adjusted EBITDA may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of net earnings to adjusted EBITDA for quarters ended January 1, 2011 and January 2, 2010.

	Third Quarter		Year-to-Date
(In thousands)	Jan. 1, 2011	Jan. 2, 2010	Jan. 1, 2011	Jan. 2, 2010
Net earnings	$7,308	$5,029	$24,534	$22,322
Add:
Discontinued operations	162	232	356	280
Income taxes	4,452	3,272	15,589	14,724
Interest expense	4,666	5,188	11,599	12,578
Non-operating expense	1	(43)	(53)	(96)

Operating earnings	16,589	13,678	52,025	49,808
Add (Subtract):
Depreciation and amortization	11,044	10,528	26,950	26,678
LIFO income	(695)	(23)	(3,903)	(104)
Restructuring, asset impairment and other	(2,425)	715	340	1,316
Non-cash stock compensation and other	1,204	1,098	3,327	3,232

Adjusted EBITDA	$25,717	$25,996	$78,739	$80,930

Reconciliation of operating earnings to adjusted EBITDA by segment:
Retail:
Operating earnings	$1,178	$1,933	$17,906	$19,686
Add (Subtract):
Depreciation and amortization	8,442	8,022	20,534	19,968
LIFO expense	465	137	665	356
Restructuring, asset impairment and other	(247)	715	(94)	1,316
Non-cash stock compensation and other	(33)	(104)	93	(246)

Adjusted EBITDA	$9,805	$10,703	$39,104	$41,080

Distribution:
Operating earnings	$15,411	$11,745	$34,119	$30,122
Add (Subtract):
Depreciation and amortization	2,602	2,506	6,416	6,710
LIFO income	(1,160)	(160)	(4,568)	(460)
Restructuring, asset impairment and other	(2,178)	—	434	—
Non-cash stock compensation and other	1,237	1,202	3,234	3,478

Adjusted EBITDA	$15,912	$15,293	$39,635	$39,850

For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 27, 2010. At January 1, 2011, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

Indebtedness and Liabilities of Subsidiaries

On May 30, 2007, the Company sold $110 million aggregate principal amount of 3.375% Convertible Senior Notes due 2027 (the “Notes”). The Notes are general unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. Because the Notes are unsecured, they are structurally subordinated to our subsidiaries’ existing and future indebtedness and other liabilities and any preferred equity issued by our subsidiaries. We rely in part on distributions and advances from our subsidiaries in order to meet our payment obligations under the notes and our other obligations. The Notes are not guaranteed by our subsidiaries. Many of our subsidiaries serve as guarantors with respect to our existing credit facility. Creditors of each of our subsidiaries, including trade creditors, and preferred equity holders, generally have priority with respect to the assets and earnings of the subsidiary over the claims of our creditors, including holders of the Notes. The Notes, therefore, are effectively subordinated to the claims of creditors, including trade creditors, judgment creditors and equity holders of our subsidiaries. In addition, our rights and the rights of our creditors, including the holders of the notes, to participate in the assets of a subsidiary during its liquidation or reorganization are effectively subordinated to all existing and future liabilities and preferred equity of that subsidiary. The Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing such indebtedness and to existing and future indebtedness and other liabilities of our subsidiaries (including subsidiary guarantees of our senior credit facility).

The following table shows the indebtedness and other liabilities of our subsidiaries as of January 1, 2011:

Spartan Stores Subsidiaries Only

(In thousands)

January 1, 2011
Current Liabilities
Accounts payable	$122,303
Accrued payroll and benefits	30,637
Other accrued expenses	18,795
Current portion of restructuring costs	5,556
Current maturities of long-term debt and capital lease obligations	4,161

Total current liabilities	181,452
Long-term Liabilities
Postretirement benefits	14,542
Other long-term liabilities	17,043
Restructuring costs	17,362
Long-term debt and capital lease obligations	41,591

Total long-term liabilities	90,538

Total Subsidiary Liabilities	271,990
Operating Leases	130,900

Total Subsidiary Liabilities and Operating Leases	$402,890

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges was 2.45:1.00 and 1.96:1.00 for the third quarter and prior year third quarter, respectively, and 2.97:1.00 and 2.71:1.00 for the year-to-date and prior year-to-date periods. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

We had letters of credit totaling $0.5 million outstanding and unused at January 1, 2011. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

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

There have been no material changes in market risk of Spartan Stores from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk”, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2010.

ITEM 4.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of Spartan Stores’ disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of January 1, 2011 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of Spartan Stores’ management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Spartan Stores’ management, including the CEO and CFO, concluded that Spartan Stores’ disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores’ internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 5.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of its own common stock during the third quarter. The Company has no public stock repurchase plans or programs. All transactions reported are with associates under stock compensation plans. These include: (1) shares of Spartan Stores, Inc. stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Spartan Stores, Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
September 12 – October 9, 2010
Employee Transactions	1,079	$14.24
October 10 – November 6, 2010
Employee Transactions	16	$15.92
November 7 – December 4, 2010
Employee Transactions	—	$—
December 5 – January 1, 2011
Employee Transactions	—	$—

Total for Third Quarter ended January 1, 2011	1,095	$14.26

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation of Spartan Stores, Inc.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the period ended September 11, 2010. Here incorporated by reference.

10.1	Amendment No. 9 to Loan and Security Agreement dated September 30, 2010 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Key Bank National Association, Bank of America, N.A., PNC Bank N.A., General Electric Capital Corporation, and Fifth Third Bank.. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on October 5, 2010. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: February 3, 2011	By	/S/ DAVID M. STAPLES
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation of Spartan Stores, Inc.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the period ended September 11, 2010. Here incorporated by reference.

10.1	Amendment No. 9 to Loan and Security Agreement dated September 30, 2010 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Key Bank National Association, Bank of America, N.A., PNC Bank N.A., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on October 5, 2010. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.