Form 10-K
period 2011-03-26
SPARTAN STORES INC
filed 2011-05-16
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 26, 2011.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number: 000-31127

SPARTAN STORES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-0593940
(State or Other Jurisdiction) of Incorporation or Organization)	(I.R.S. Employer Identification No.)

850 76th Street, S.W. P.O. Box 8700 Grand Rapids, Michigan	49518-8700
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (616) 878-2000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of Class	Name of Exchange on which Registered
Common Stock, no par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File requirement to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Select Market on September 11, 2010 (which was the last trading day of the registrant’s second quarter in the fiscal year ended March 26, 2011) was $287,491,952.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of May 9, 2011 was 22,584,538, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held August 10, 2011

Forward-Looking Statements

The matters discussed in this Annual Report on Form 10-K include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, “Spartan Stores”). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management “expects,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” is “optimistic” or “confident” that a particular occurrence or event “will,” “may,” “could,” “should” or “will likely” result or occur or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” a “priority” or “strategy” or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to improve operating results; maintain and strengthen our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors; maintain gross margin; effectively address food cost or price inflation or deflation; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of restructuring; realize growth opportunities; maintain or expand our customer base; reduce operating costs; sell on favorable terms assets held for sale; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends, and successfully implement and realize the expected benefits of the other programs, systems, plans, priorities, strategies, objectives, goals or expectations described in this Annual Report, our other reports, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed in the “Risk Factors” discussion in Item 1A of this Annual Report.

This section and the discussions contained in Item 1A, “Risk Factors,” and in Item 7, subheading “Critical Accounting Policies” in this report, both of which are incorporated here by reference, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to Spartan Stores or that Spartan Stores currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this Annual Report.

PART I

Item 1.	Business

Overview

Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana. We operate two reportable business segments: Distribution and Retail. We estimate that we are the eleventh largest wholesale distributor to supermarkets in the United States and the largest wholesale distributor to supermarkets in Michigan. According to reports provided by Metro Market Studies, our distribution and retail operations hold a combined #1 or #2 market share in the Northern Michigan and Western Michigan markets we serve and a #3 market share in our other Michigan markets. For the fiscal year ended March 26, 2011 (“fiscal 2011”), we generated net sales of approximately $2.5 billion.

Established in 1917 as a cooperative grocery distributor, Spartan Stores converted to a for-profit business corporation in 1973. In January 1999, we began to acquire retail supermarkets in our focused geographic regions. In August 2000, our common stock became listed on the NASDAQ Stock Market under the symbol “SPTN.” With approximately 8,600 associates, Spartan Stores distributes a wide variety of products to approximately 375 independent grocery stores and operates 97 conventional supermarkets.

Spartan Stores’ hybrid business model supports the close functioning of its Distribution and Retail operations, optimizing the natural complements of each business segment. The model produces operational efficiencies, helps stimulate distribution product demand, and provides sharper market visibility and broader business growth options. In addition, the Distribution and Retail diversification provides added flexibility to pursue the best growth opportunities in each segment.

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

•

Distribution sales growth: Focus on increasing penetration of existing customers, attracting new in-market customers and adjacent-state customers, continue to share “best retail practices” with customers, provide a superior value-added relationship and pursue acquisitions.

•

Margin enhancement: Continued focus on increasing penetration of private brand programs, enhancing offerings in our fresh department, lowering the cost of merchandise through vendor partnerships, E-Sourcing, and improving retail shrink.

•

Selling, general and administrative (“SG&A”) expense cost containment: Continue to focus on improving efficiency and general cost containment in all areas to allow us to remain cost competitive in the long-term and help offset recessionary impacts on our business in the short-term.

We believe significant progress has been made towards achieving these long-term priorities in recent years and we will continue to focus on these priorities.

Distribution Segment

Our Distribution segment provides a selection of approximately 43,000 stock-keeping units (SKU’s), including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care items to approximately 375 independent grocery stores and our 97 corporate-owned stores. Also included are approximately 3,600 private brand grocery and general merchandise items. Total net sales from our Distribution segment, including shipments to our corporate-owned stores which are eliminated in the consolidated financial statements, were approximately $1.8 billion for fiscal 2011.

Customers. Our Distribution segment supplies a diverse group of independent grocery store operators that range from a single store to supermarket chains with as many as 21 stores as well as our corporate-owned stores. Pricing to our customers is generally based upon a “cost plus” model for grocery, frozen, dairy, pharmacy and health and beauty care items and a “variable mark-up” model for meat, deli, bakery, produce, seafood, floral and general merchandise products.

Our Distribution customer base is very diverse, with no single customer, excluding corporate-owned stores, exceeding 5% of consolidated net sales. Our five largest Distribution customers (excluding corporate-owned stores) accounted for approximately 15% of our fiscal 2011 Distribution net sales. In addition, approximately 70% of Distribution net sales, including corporate-owned stores, are covered under supply agreements with our Distribution customers or are directly controlled by Spartan Stores.

Distribution Functions. Our Distribution business utilized approximately 1.4 million square feet of warehouse, distribution and office space as of March 2011. We supply our independent Distribution customers and our corporate-owned stores from our distribution center located in Grand Rapids, Michigan. We believe that our distribution facility is strategically located to efficiently serve our customers. We are continually evaluating our inventory movement and assigning SKU’s to appropriate areas within our distribution center facilities to reduce the time required to stock and pick products in order to achieve additional efficiencies.

During the fourth quarter of fiscal 2010, we implemented the final stages of a comprehensive, multi-year supply chain optimization strategy. As a part of these optimization efforts we transitioned our Plymouth, Michigan dry grocery distribution operation to our Grand Rapids facility. This transition improved operational efficiency by increasing inventory turns, warehouse thru-put, and capacity utilization while reducing inventory investment requirements. This was another important step in our ongoing strategy of continuously improving efficiency and maintaining a low cost grocery distribution operation.

To supply our Distribution customers, we operate a fleet of approximately 105 tractors, 205 conventional dry trailers and 180 refrigerated trailers, substantially all of which are leased. In fiscal 2011, 15 tractors and 5 conventional dry trailers were added to the fleet to support the supply chain network optimization initiative. This investment to our fleet meets new emission level requirements to support our sustainability initiatives as well as provides a world-class appearance on the road as we continue to introduce more Spartan private brand logo visibility. We take pride in our “rolling billboards” that showcase over 27 different colorful designs of Spartan private brand products and create positive visual impressions to the consumer as the fleet travels approximately 12.7 million miles annually.

During fiscal 2011, we continued to focus on leveraging the Fleet Management System upgrade as well as the new dispatch software, both of which were deployed in the fourth quarter of fiscal 2010 to create a more efficient and effective operation. The greater visibility provided by the dispatch software of the end-to-end transportation processes, resulted in continued improvement in trends of increased outbound load density, reduction of off-route and empty miles as well as increased private fleet inbound freight revenue. The satellite-based global positioning and communications hardware allowed fleet supervisors to communicate directly with drivers, providing accurate estimated times of arrival information, which optimizes delivery schedules and service level to our customers. The trailer-tracking product enabled the dispatch center to more efficiently track the location of all trailers in its inventory as well as support the completion of chain of custody audits for product in transit. Continued integration with other supply chain systems, will assist with improving resource utilization and lowering the fleet tractor to trailer ratio as we move through fiscal 2012. Furthermore, system supplied critical event and performance reporting has positively impacted the fleet accident frequency and severity rating, as we remain committed to continued improvement in safety and reduction of insurance and claims costs.

We remain committed to the ongoing investment required to maintain a best-in-class fleet while focusing on the lowest operating cost model. A comprehensive equipment replacement strategy has enabled the company to capitalize on seasonal business fluctuations, vehicle technology enhancements, increased trailer capacity or fleet right-sizing and manufacturer component warranty cycles. In fiscal 2011, we took delivery of fifteen Kenworth tractors, equipped with the new Cummins ISX 425 horsepower engine that met 2010 federal emissions standards. The trucks offer an industry leading solution with world-class low emissions and greenhouse gases, while delivering outstanding horsepower, torque and improved fuel efficiency to a comparable diesel engine. The trucks reduce emissions to near-zero levels of nitrogen oxide and meet our continued commitment to reducing our carbon footprint. We also continue to invest in environmentally friendly equipment solutions such as improved aerodynamics, idling reduction systems, low roll resistant tires and tire inflation systems.

In Fiscal 2012, we will focus on the launch and integration of a yard and dock management system with other transportation technology to automate and control the arrival/departure, yard location, yard movement and readiness of trailers in a full on-line environment. We will fully utilize the real time information from RF identification tags to track the location of equipment in the yard. The use of wireless communications for trailers will allow for improved control and monitoring of the distribution campus.

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

Our Retail segment operates 97 retail supermarkets predominantly in midsize metropolitan, tourist and lake communities of Michigan. Our retail supermarkets are operated under the banners Glen’s Markets, Family Fare Supermarkets, D&W Fresh Markets, VG’s Food and Pharmacy, and Valu Land.

Our 97 retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. Sixty-six of our supermarkets also offer pharmacy services. In addition to nationally advertised products, the stores carry private brand items, including our flagship Spartan brand and Fresh Selections, Top Care, a health and beauty care brand, Valu Time, a value brand, Full Circle, a natural and organic brand and Paws, a pet supplies brand. These private brand items provide above-average retail margins and we believe they help generate increased customer loyalty. See “Merchandising and Marketing – Corporate Brands.” Our retail supermarkets range in size from approximately 20,300 to 65,800 total square feet and average approximately 42,000 total square feet per store.

We operate 25 fuel centers at our supermarket locations operating under the banners D&W Quick Stop, Family Fare Quick Stop, Glen’s Quick Stop, and VG’s Quick Stop. These fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of immediately consumable products. Our prototypical

Quick Stop stores are approximately 1,100 square feet in size and are located adjacent to our supermarkets. We have experienced increases in supermarket sales upon opening fuel centers and initiating cross-merchandising activities. We are planning to continue to open additional fuel centers at our supermarket locations each year over the next few years.

Our stores are primarily the result of acquisitions from January 1999 to December 2008. The following chart details the changes in the number of our stores over the last five fiscal years:

Fiscal Year	Number of Stores at Beginning of Fiscal Year	Stores Acquired or Added During Fiscal Year	Stores Closed or Sold During Fiscal Year	Number of Stores at End of Fiscal Year
2007	73	16	2	87
2008	87	20	8	99
2009	99	17	16	100
2010	100	—	4	96
2011	96	1	—	97

During fiscal 2011, we opened one new store, which included a pharmacy, and we completed six major remodels of our stores as well as many other limited remodels and store resets. In addition, we converted two stores to our new Valu Land banner, completed one store relocation and opened one new fuel center.

We expect to continue making meaningful progress with our capital investment program during fiscal 2012 by initiating construction of one new store as well as completing additional store remodels and opening three new fuel centers. We evaluate proposed retail projects based on demographics and competition within each market, and prioritize projects based on their expected returns on investment. Approval of proposed capital projects requires a projected internal rate of return that meets or exceeds our policy; however, we may undertake projects that do not meet this standard to the extent they represent required maintenance or necessary infrastructure improvements. In addition, the Company performs a post completion review of all major projects. We believe that focusing on such measures provides us with an appropriate level of discipline in our capital expenditures process.

Products

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The Company’s consolidated net sales include the net sales of the Company’s corporate-owned stores and fuel centers and the net sales of the Company’s Distribution business, net of sales to affiliated stores.

The following table presents sales by type of similar product and services:

(Dollars in thousands)	2011		2010		2009
Non-perishables (1)	$1,297,719	51%	$1,367,298	53%	$1,374,566	53%
Perishables (2)	906,945	36	895,005	35	904,999	35
Fuel	123,262	5	95,937	4	98,258	4
Pharmacy	205,138	8	193,716	8	198,915	8

Consolidated net sales	$2,533,064	100%	$2,551,956	100%	$2,576,738	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Reporting Segment Financial Data

More detailed information about our reporting segments may be found in Note 15 to the consolidated financial statements included in Item 8, which is herein incorporated by reference. All of our sales and substantially all of our assets are in the United States of America.

Discontinued Operations

Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Accordingly, for all years presented, all Consolidated Statements of Earnings information in this Annual Report on Form 10-K has been adjusted and the discontinued operations information is excluded, unless otherwise noted. Discontinued retail operations consist of certain stores that have been closed or sold. Discontinued Distribution operations consist of our Maumee, Ohio and Toledo, Ohio distribution centers that previously serviced retail stores which have been closed or sold.

Marketing and Merchandising

General. We continue to align our marketing and merchandising strategies with current consumer behaviors by providing initiatives centered on value, health and wellness, and loyalty. These strategies focus on consumer driven programs to effectively leverage the use of category management principles and satisfy the consumers’ needs.

Our over-arching focus on the consumer gives us keen insight about purchasing behavior and the flexibility to adapt to rapidly changing market conditions by making tactical adjustments to our marketing and merchandising programs that deliver even more tangible value to our customers. We have and will look to expand these offerings and partner with our independent customers over time to realize incremental benefits.

As we expand our service offerings, we believe that we differentiate ourselves from our competitors by offering a full set of services, from value added services in our distribution segment to the addition of fuel centers and Starbucks Coffee shops in our retail stores. In order to engender loyalty with our customers we provide them with discounts on fuel purchases at our fuel centers. Fuel centers have proven to be effective traffic-builders for fuel-purchasing customers who wish to take advantage of cross-promotions between the stores and the Quick Stop fuel centers. Consumers are focusing on value in today’s economy, and coupons such as the fuel savings program are helping us to meet that need.

We continue to evolve our Pharmacy Plus program by connecting with the consumer and focusing on health and wellness. As noted above, 66 of our supermarkets now offer pharmacy services. We believe the pharmacy service offering is an important part of the consumer experience. We offer generic drugs for $4 and $10 as well as offer food solutions for preventative health and education for our customers. In addition, we continue to evolve our no cost prescription drugs program at VG’s and other test locations.

We expanded our customer loyalty card program to include the VG’s banner early in the fourth quarter of fiscal 2011. This program, which was introduced in the Glen’s Markets banner late in the first quarter of fiscal 2010, is providing us with more sophisticated information to better understand our customers’ purchasing behavior, which we are using to improve the effectiveness of our promotions, marketing and merchandising programs. We also expect the program will help solidify our long-term customer loyalty, improve our sales growth opportunities and further strengthen our market position. We continue to enhance the program to improve our consumer offers and based on their response we plan to continue to roll out to additional banners in fiscal 2012.

At Spartan Stores, we are committed to being a consumer driven retailer. In fiscal 2009, we implemented a new customer satisfaction program that gives consumers a new channel for communicating their store experiences. Retail customers are randomly selected via point-of-sale receipts and invited to give us feedback by taking an online survey. Results of these surveys help us assess overall customer satisfaction and identify several areas to focus on to drive consumer satisfaction and loyalty. From this program we have developed a fresh selection initiative to use for our competitive advantage. We value the opinions of our consumers and believe the best way to deliver a satisfactory shopping experience is to let customers tell us what they want and need. We believe this survey dialogue will better enable us to identify opportunities for continuous improvements for consistency and excellence in the overall consumer experience.

Private Brands. We currently market and distribute over 3,600 private brand items including our flagship Spartan brand, Spartan Fresh Selections, Top Care, a health and beauty care brand, Valu Time, a value brand, Full Circle, a natural and organic brand, and Paws, a pet supplies brand. We believe that our private brand offerings are part of our most valuable strategic assets, demonstrated through customer loyalty and profitability. These product offerings are serving us particularly well as the consumer shifts toward a more value orientation.

We have worked diligently to develop a premier private brand program. We have added more than 1,900 corporate brand products to our consumer offer in the past seven years, with approximately 300 products introduced in fiscal 2011. We plan to introduce approximately 300 new items in fiscal 2012. Our products are continually recognized for excellence, and this year marked the eighth consecutive year that we have been recognized for award-winning private brand products. These awards underscore our continued commitment to providing the consumer with quality products.

Additionally, we continue to focus on pursuing opportunities in the fresh department consumer offerings with Spartan Fresh Selections, which was launched in fiscal 2011 and included the addition of 92 new products. The continued expansion of our Spartan fresh product offerings will include approximately 150 new products in fiscal 2012.

Competition

Our Distribution and Retail segments operate in highly competitive markets, which typically result in low profit margins for the industry as a whole. We compete with, among others, regional and national grocery distributors, independently owned retail grocery stores, large chain stores that have integrated wholesale and retail operations, mass merchandisers, limited assortment stores and wholesale membership clubs, some of whom have greater resources than we do. The principal competitive factors in the retail grocery business include the location and image of the store; the price, quality and variety of the perishable products; and the quality and consistency of service.

We believe we have developed and implemented strategies and processes that allow us to remain competitive in our Retail segment. We monitor planned store openings by our competitors and have established proactive strategies to respond to new competition both before and after the competitive store opening. Strategies to combat competition vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, 21 competitor supercenters opened in markets in which we operate corporate-owned stores. One additional opening is expected to occur during fiscal 2012 against our corporate-owned stores. As a result of these openings we believe the majority of our supermarkets compete with one, if not multiple, supercenters.

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

Technology

Spartan continues to invest in technology as a means of maximizing the efficiency of our operations, improving service to our customers, and where possible deploying technology to provide a competitive advantage in the marketplace.

Supply Chain. During fiscal 2011, Spartan implemented an upgraded order acquisition system for our distribution business. We implemented the first phases on a new web based product information system for use by our distribution customers. We are in the process of developing a new handheld ordering system for use with our distribution customers which we will introduce fiscal 2012. These projects are all designed to provide expanded and timelier information so our distribution customers can make better decisions and more effectively compete in the marketplace.

Retail Systems. During fiscal 2011, we completed the installation of our computer-assisted ordering system in all of our corporate-owned stores for all of our center store products and packaged fresh items. This has reduced out of stocks and provided better control of inventory in our stores. We will continue to install the perpetual inventory system capabilities included in these systems over the next few fiscal years. We completed the implementation of our integrated Electronis Benefit Transfers (EBT) system for our Self Checkout systems to provide improved service to our EBT customers. We installed the first phase of an enhanced inventory cost accounting system for our corporate pharmacies to support improved margin analysis and inventory management. We have continued to enhance our customer loyalty marketing system and deployed it in the second corporate owned retail banner. We continue to expand the number of vendors on our Scan Based Trading system for use in our corporate locations which improves supply chain efficiency and reduces our inventory carrying costs.

Financial Systems. During fiscal 2011, Spartan implemented additional organizational management functions in its Human Resource and Payroll system. Spartan continued the implementation of a new labor management system in our corporate owned stores. We completed the installation of a new purchasing system for Maintenance, Repair and Operations (MRO) items.

Information Technology Infrastructure. We completed a major network upgrade at our corporate offices to update and increase network capacity. We continued to enhance our security systems at our retail locations and our central processing sites.

Subsidiaries

Our Distribution segment consists primarily of our wholly-owned subsidiary, Spartan Stores Distribution, LLC. We operate our Retail segment through our wholly-owned subsidiary, Seaway Food Town, Inc. and its respective subsidiaries.

Associates

We currently employ approximately 8,600 associates, 4,100 of which are full-time and 4,500 of which are part-time. Unions represent approximately 8% of our associates.

We consider our relations with our union and non-union associates to be good and have not had any material work stoppages in over twenty years.

Regulation

We are subject to federal, state and local laws and regulations covering the purchase, handling, sale and transportation of our products. Several of our products are subject to federal Food and Drug Administration regulation. We believe that we are in substantial compliance with the Food and Drug Administration and other federal, state and local laws and regulations governing our businesses.

Forward-Looking Statements

The matters discussed in this Item 1 include forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Available Information

The address of our web site is www.spartanstores.com. The inclusion of our website address in this Form 10-K does not include or incorporate by reference the information on or accessible through our website, and you should not consider information contained on or accessible through those websites as part of this Form 10-K. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act available on our web site as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission. Interested persons can view such materials without charge by clicking on “For Investors” and then “SEC Filings” on our web site. Spartan Stores is an “accelerated filer” within the meaning of Rule 12b-2 under the Securities Exchange Act.

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

Our Distribution and Retail segments compete with, among others, regional and national grocery distributors, independently owned retail grocery stores, large chain stores that have integrated wholesale and retail operations, mass merchandisers, limited assortment stores and wholesale membership clubs, some of whom have greater resources than we do. Some of our distribution and retail competitors are substantially larger and have greater financial resources and geographic scope, lower merchandise acquisition costs and lower operating expenses than we do, intensifying competition at the wholesale and retail levels.

The effects of industry consolidation and the expansion of alternative store formats have resulted, and continue to result in, market share losses for traditional grocery stores. These trends have produced even stronger competition for our retail business and for the independent customers of our distribution business. To the extent our independent customers are acquired by our competitors or are not successful in competing with other retail chains and non-traditional competitors, sales by our distribution business will be affected. If we fail to effectively implement strategies to respond to these competitive pressures, our operating results could be adversely affected by price reductions, decreased sales or margins, or loss of market share.

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

Like other companies that sell food and drugs, our stores are subject to various federal, state, local, and foreign laws, regulations, and administrative practices affecting our business. We must comply with numerous provisions regulating health and sanitation standards, facilities inspection, food labeling, and licensing for the sale of food, drugs, and alcoholic beverages.

We cannot predict the nature of future laws, regulations, interpretations, or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state, local, and foreign regulatory requirements will have on our future business. They could, however, require that we recall or discontinue sale of certain products, make substantial changes to our facilities or operations, or otherwise result in substantial increases in operating expense. Any or all of such requirements could have an adverse effect on our results of operations and financial condition.

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

Compliance with existing and future environmental laws regulating underground storage tanks may require significant capital expenditures and increased operating and maintenance costs.

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

It is sometimes necessary for us to recall unsafe, contaminated or defective products. Recall costs can be material and we might not be able to recover costs from our suppliers. Concerns regarding the safety of food products sold by us could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply for some or all of their food needs, even if the basis for concern is outside of our control. Any loss of confidence on the part of our customers would be difficult and costly to overcome. Any real or perceived issue regarding the safety of any food or drug items sold by us, regardless of the cause, could have a substantial and adverse effect on our business.

We may not be able to implement our strategy of growth through acquisitions.

Part of our growth strategy involves selected acquisitions of additional retail grocery stores, grocery store chains or distribution facilities. We may not be able to implement this part of our growth strategy or ultimately be successful. We may not be able to identify suitable acquisition candidates in the future, complete acquisitions or obtain the necessary financing.

Because we operate in the Distribution business, future acquisitions of retail grocery stores could result in us competing with our independent grocery store customers and could have adverse effects on existing business relationships with our distribution customers.

The success of our store acquisitions will depend, in part, on whether we achieve the business synergies and related cost savings that we anticipated in connection with these transactions and any future acquisitions. Accordingly, we may not achieve expected results and long-term business goals.

Our business is subject to risks from regional economic conditions, fuel prices, and other factors in our markets.

Our business is sensitive to changes in general economic conditions. The United States economy and financial markets have declined and experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sector, the decline in the housing market, diminished market liquidity, falling consumer confidence and rising unemployment rates. Furthermore, most of our sales are to customers located in Michigan and Indiana and the Michigan economy in particular is dependent upon the automotive industry, which is still challenged. Michigan has one of the highest unemployment rates in the country. These adverse economic conditions in our markets, potential reduction in the populations in our markets and the loss of purchasing power by residents in our markets could reduce the amount and mix of groceries purchased, adversely affecting our revenues and profitability. Further adverse developments in the automotive and auto supply industries in Michigan and Indiana could have an additional adverse affect on purchasing power of our customers and prospective customers in some markets served by our retail stores and those of our distribution customers. This could lead to additional reductions in consumer spending, to consumers trading down to less expensive mix of products or to consumers trading down to discounters, all of which may affect our financial condition and results of operations.

Rising gasoline prices may affect consumer behavior and retail grocery prices. The impact of rising petroleum prices may prompt consumers to make different choices in how and where they shop due to the high price of gasoline. Additionally, the impact of higher fuel costs is passed through by manufacturers and distributors in the prices of goods and services provided, again potentially affecting consumer buying decisions. This could have adverse impacts on retail store traffic, basket size and overall spending at both our corporate and independent retail stores.

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

Economic downturns and uncertainty have adversely affected overall demand and intensified price competition, and have caused consumers to “trade down” by purchasing lower margin items and to make fewer purchases in traditional supermarket channels. Continued negative economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, volatility in fuel and energy costs, food price inflation or deflation, employment trends in our markets and labor costs, the impact of natural disasters or acts of terrorism, and other matters affecting consumer spending could cause consumers to continue shifting even more of their spending to lower-priced competitors. The continued general reductions in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability.

Inflation and deflation may adversely affect our operating results.

In fiscal 2010 and 2011, the Company experienced relatively low levels of inflation. In this uncertain economy, it is difficult to forecast whether fiscal 2012 will be a period of inflation or deflation. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. If we experience significant inflation or deflation, especially in the context of continued lower consumer spending, then the Company’s financial condition and results of operations may be adversely affected.

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

A number of our Distribution segment associates are covered by collective bargaining agreements.

Most of our associates in our distribution business segment are covered by a collective bargaining agreement which expires in October 2011. In future negotiations with the labor union, we expect that rising health care, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation. Upon the expiration of our collective bargaining agreement, work stoppages by the affected workers could occur if we are unable to negotiate an acceptable contract with the labor union. This could significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreement, we may experience increased operating costs and an adverse impact on future results of operations.

Unions may attempt to organize additional employees.

While we believe that relations with our employees are good, we may become the target of union organizing campaigns similar to those faced by our competitors. The potential for unionization could increase as any new related legislation is passed. We respect our employees’ right to unionize or not to unionize. However, the unionization of a significant portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business.

Costs related to multi-employer pension plans and other postretirement plans could increase.

We contribute to the Central States pension plans based on obligations arising under collective bargaining agreements. These plans are not administered by or in any way controlled by us and we have relatively little control over the level of contributions we are required to make to these plans. Currently, a number of these multi-employer plans are underfunded. As a result, contributions are scheduled to increase and we expect that contributions to these plans may be subject to further increases. Benefit levels and related issues will continue to create collective bargaining challenges. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, governmental regulations, the actual return on assets held in the plan, the continued viability and contributions of other employers which contribute to the plan, and the potential payment of a withdrawal liability if we choose to exit a market, among other factors.

Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. Withdrawal liabilities may be incurred under a variety of circumstances, including selling, closing or substantially reducing employment at a facility. Withdrawal liabilities could be material, and potential exposure to withdrawal liabilities may influence business decisions and could cause the company to forgo business opportunities.

We maintain defined benefit retirement plans for substantially all of our employees that do not participate in multi-employer pension plans. Our cash balance pension plan was frozen as of January 1, 2011. Expenses associated with the defined benefit plans may significantly increase due to changes to actuarial assumptions or investment returns on plan assets that are less favorable than projected. In addition, changes in our funding status could adversely affect our financial position.

Risks associated with insurance plan claims could increase future expenses.

We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance, director and officers’ liability insurance, and employee health care benefits. The liabilities that have been recorded for these claims represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through March 26, 2011. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect the level of reserves required and could cause material future expense to maintain reserves at appropriate levels.

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

Our business could be severely impacted by wartime activities, threats or acts of terrorism or a widespread health pandemic. Any of these events could adversely impact our business by disrupting delivery of products to our corporate stores or our independent retail customers, by affecting our ability to appropriately staff our stores and by causing customers to avoid public places.

We have large, complex information technology systems that are important to our business operations. Although we have implemented security programs and disaster recovery facilities and procedures, security could be compromised and systems disruptions, data theft or other criminal activity could occur. This could result in a material loss of sales or profits or cause us to incur significant costs to restore our systems or to reimburse third parties for damages.

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

Restrictive covenants imposed by our credit facility and other factors could affect our ability to borrow.

Our ability to borrow additional funds is governed by the terms of our credit facilities. The credit facilities contain financial and other covenants that, among other things, limit the Company’s ability to draw down the full amount of facility, incur additional debt outside of the credit facility, create new liens on property, make acquisitions, or pay dividends. These covenants may affect our operating flexibility and may require us to seek the consent of the lenders to certain transactions that we may wish to carry out. We are not currently restricted by these covenants. Disruptions in the financial markets have in the past resulted in bank failures. One or more of the participants in our credit facility could become unable to fund our future borrowings when needed. We believe that cash generated from operating activities and available borrowings under our credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

Impairment charges for goodwill or other intangible assets would adversely affect our financial condition and results of operations.

The Company is required to annually test goodwill and intangible assets with indefinite useful lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of the Company’s future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. The Company cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, the Company’s financial condition and results of operations may be adversely affected.

Our internal controls may fail or be circumvented.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or regulatory action and could adversely affect the market price of our common stock. The Company’s management concluded that its internal control over financial reporting was effective as of March 26, 2011. See “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” of this report.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Distribution Segment Real Estate

The following table lists the current location, approximate size and ownership of the facilities used in our Distribution segment:

Facilities	Location	Total Square Feet	Ownership
Dry grocery	Grand Rapids, MI	585,492	Owned
Fresh (refrigerated)	Grand Rapids, MI	306,522	Owned
General merchandise	Grand Rapids, MI	232,700	Owned
General office (including print shop)	Grand Rapids, MI	127,323	Owned
Transportation and salvage	Grand Rapids, MI	78,760	Owned
Warehouse and office	Grand Rapids, MI	47,500	Leased

Total		1,378,297

The Company believes that its distribution facilities are generally well maintained, are generally in good operating condition, have sufficient capacity and are suitable and adequate to carry on the Company’s distribution business. In the fourth quarter of fiscal 2010 we began to transition the dry grocery operations at our former Plymouth, Michigan warehouse to Grand Rapids. The transition was completed in the first quarter of fiscal 2011 and, as such, the facility is no longer used in our operations. The lease on this facility expired in October 2010.

Retail Segment Real Estate

The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our retail supermarkets:

Retail Banner	Number of Stores (Including Fuel Centers)	Geographic Region	Total Square Feet	Average Store Size	Ownership
Family Fare Supermarkets	37	Western and Central Michigan	1,657,637	44,801	Leased
Glen’s Markets	31	Northern and Central Michigan	1,123,760	36,250	Leased
D&W Fresh Markets	9	Western Michigan	422,312	46,924	Leased
D&W Fresh Markets	2	Western and Central Michigan	84,832	42,416	Owned
Valu Land	2	Northern and Central Michigan	48,271	24,136	Leased
VG’s Food and Pharmacy	16	Eastern Michigan	759,809	47,488	Leased

Total	97		4,096,621	42,233

We also own one fuel center in Western Michigan that is not included in a supermarket location but is adjacent to our corporate headquarters.

Item 3.	Legal Proceedings

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Spartan Stores common stock is traded on the NASDAQ Global Select Market under the trading symbol “SPTN.”

Stock sale prices are based on transactions reported on the NASDAQ Global Select Market. Information on quarterly high and low sales prices for Spartan Stores’ common stock appears in Note 16 to the consolidated financial statements and is incorporated here by reference. At May 9, 2011, there were approximately 483 shareholders of record of Spartan Stores common stock.

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

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter. The Company has no public stock repurchase plans or programs. All transactions reported are with associates under stock compensation plans. These include: (1) shares of Spartan Stores, Inc. stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Spartan Stores, Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 2, 2011 – January 29, 2011
Employee Transactions	—	$—
January 30, 2011 – February 26, 2011
Employee Transactions	19,859	$15.58
February 27, 2011 – March 26, 2011
Employee Transactions	—	$—

Total for Fourth Quarter ended March 26, 2011	19,859	$15.58

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on Spartan Stores’ common stock to that of the Russell 2000 Total Return Index and the NASDAQ Retail Trade Index, over a period beginning March 24, 2006 and ending on March 25, 2011.

Cumulative total shareholder return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

The dollar values for total shareholder return plotted above are shown in the table below:

	March 24, 2006	March 30, 2007	March 28, 2008	March 27, 2009	March 26, 2010	March 25, 2011
Spartan Stores	$100.00	$215.23	$164.81	$124.22	$120.36	$126.87
Russell 2000 Total Return Index	100.00	107.52	93.05	59.71	95.56	117.16
NASDAQ Retail Trade	100.00	102.79	85.93	65.20	97.51	112.52

The information set forth under the Heading “Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, except to the extent that the registrant specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data

The following table provides selected historical consolidated financial information of Spartan Stores. The historical information was derived from our audited consolidated financial statements as of and for each of the five fiscal years ended March 31, 2007 through March 26, 2011. As noted elsewhere in this Form 10-K, for all years presented, Consolidated Statements of Earnings information in this Form 10-K has been adjusted for the reclassification of discontinued operations information, unless otherwise noted. See Note 14 to the consolidated financial statements in Item 8 for additional information on discontinued operations. For all years presented, Consolidated Balance Sheets and Consolidated Statements of Earnings information in this Form 10-K has been adjusted for the adoption of the provisions of Accounting Standards Codification (ASC) Subtopic 470-20 and for the adoption of updated provisions of ASC Topic 260. Fiscal 2007 consisted of 53 weeks. All other years presented consisted of 52 weeks.

	Year Ended
(In thousands, except per share data)	March 26, 2011	March 27, 2010	March 28, 2009 (C)	March 29, 2008 (C)	March 31, 2007 (C)
Statements of Operations Data:
Net sales	$2,533,064	$2,551,956	$2,576,738	$2,476,822	$2,206,270
Cost of sales	1,976,549	1,993,306	2,040,625	1,981,854	1,774,816

Gross margin	556,515	558,650	536,113	494,968	431,454
Selling, general and administrative expenses	488,017	493,832	463,369	433,346	378,324
Restructuring, asset impairment and other (A)	532	6,154	—	—	4,464

Operating earnings	67,966	58,664	72,744	61,622	48,666
Interest expense	15,104	16,394	14,138	13,842	12,132
Other, net	(97)	(138)	(341)	(287)	(647)

Earnings before income taxes and discontinued operations	52,959	42,408	58,947	48,067	37,181
Income taxes	20,420	16,475	23,914	17,216	13,013

Earnings from continuing operations	32,539	25,933	35,033	30,851	24,168
Earnings (loss) from discontinued operations, net of taxes (B)	(232)	(375)	1,838	1,795	992

Net earnings	$32,307	$25,558	$36,871	$32,646	$25,160

Basic weighted average shares outstanding	22,606	22,406	22,102	21,847	21,463
Diluted weighted average shares outstanding	22,688	22,480	22,262	22,058	21,738
Basic earnings from continuing operations per share	$1.44	$1.16	$1.59	$1.41	$1.13
Diluted earnings from continuing operations per share	1.43	1.15	1.57	1.40	1.11
Basic earnings per share	1.43	1.14	1.67	1.49	1.17
Diluted earnings per share	1.42	1.14	1.66	1.48	1.16
Cash dividends declared per share	0.20	0.20	0.20	0.20	0.20

Balance Sheet Data:
Total assets	$751,396	$753,481	$723,311	$609,395	$487,499
Property and equipment, net	241,448	247,961	234,806	183,185	143,213
Working capital	47,300	15,739	20,969	20,499	27,213
Long-term debt and capital lease obligations	170,711	181,066	194,115	118,742	106,341
Shareholders’ equity	305,505	273,905	247,205	221,406	172,741

(A)	See Note 4 to Consolidated Financial Statements
(B)	See Note 14 to Consolidated Financial Statements

(C)	Spartan Stores acquired certain assets and assumed certain liabilities of VG’s in fiscal 2009, Felpausch in fiscal 2008 and D&W in fiscal 2007. See Note 2 to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

Historical data is not necessarily indicative of the Company’s future results of operations or financial condition. See discussion of “Risk Factors” in Part I, Item 1A of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, and the Consolidated Financial Statements and notes thereto in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 375 independently owned grocery stores and our 97 corporate owned stores. Our Retail segment operates supermarkets in Michigan under the banners Glen’s Markets, Family Fare Supermarkets, D&W Fresh Markets, VG’s Food and Pharmacy, and Valu Land, and 25 fuel centers/convenience stores, included at our supermarket locations, under the banners Glen’s Quick Stop, Family Fare Quick Stop, D&W Fresh Markets Quick Stop, and VG’s Quick Stop. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

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

•

Distribution sales growth: Focus on increasing penetration of existing customers, attracting new in-market customers and adjacent-state customers, continue to share “best retail practices” with customers, provide a superior value-added relationship and pursue acquisitions.

•

Margin enhancement: Continued focus on increasing penetration of private brand programs, enhancing offerings in our fresh department, lowering the cost of merchandise through vendor partnerships, E-Sourcing, and improving retail shrink.

•

Selling, general and administrative expense cost containment: Continue to focus on improving efficiency and general cost containment in all areas to allow us to remain cost competitive in the long-term and help offset recessionary impacts on our business in the short-term.

We continued the execution of our capital investment program by completing one store relocation, six major store remodels and converting two stores to our new Valu Land banner as well as opening one new store and one new fuel center. We also opened one new pharmacy raising the total number of stores with pharmacies to 66.

At the beginning of the fourth quarter of fiscal 2010, we began implementing the conclusions of a comprehensive, multi-year supply chain optimization study. This was another important step in our ongoing strategy of maintaining a low cost grocery distribution operation. We reached an agreement with the Teamsters Local 337 to transition our Plymouth, Michigan dry grocery distribution operation to our Grand Rapids, Michigan facility. The transition was substantially complete at the end of the fourth quarter of fiscal 2010 and finalized in the first quarter of fiscal 2011. During the past several years, we have prudently invested capital to upgrade our distribution system technology, expand our produce ripening operations, upgrade our entire fleet of trucks, and completed a major warehouse re-racking project at our Grand Rapids grocery distribution center that significantly increased warehouse capacity and improved space utilization. In addition to improved customer service through a centralized Grand Rapids facility, this decision along with our other cost reduction initiatives will also ensure better alignment between the current level of business activity and our cost structure. In conjunction with the warehouse optimization, we implemented another administrative cost reduction initiative by eliminating certain positions. As a result of the closing of the warehouse facility and elimination of certain administrative positions, we incurred charges of $4.2 million for severance, asset impairment and other related one-time costs in fiscal 2010. For the full year fiscal 2011 we incurred an after tax net benefit of $0.6 million for a favorable LIFO inventory benefit due to inventory reductions, net of lease termination and additional distribution center closing costs.

We introduced almost 300 new private brand products during fiscal 2011 of which 92 offerings were in fresh food categories. The products in private brands are typically less expensive and produce higher gross margins than national brands and tend to be more frequently purchased by consumers in challenging economic times. In fiscal 2012, we plan to expand our private brand offerings and are targeting approximately 300 new items.

The Michigan economy is slowly improving and we believe that our sales trends will similarly continue to improve. We expect to experience a moderate level of overall product cost and retail price inflation, with more elevated levels in the perishable product categories. These trends will result in a significant increase in LIFO expense for next year. However, on balance we are optimistic about our outlook for continued improvement in our operating results in fiscal 2012.

The Company expects first quarter retail comparable store sales, excluding fuel centers, to be comparable to the fourth quarter of fiscal 2011 results, with distribution sales increasing compared to last year’s levels. The Company expects first quarter fiscal 2012 adjusted net earnings to approximate last year’s performance. Excluding the 53rd week in fiscal 2012, the Company expects the full year comparable store sales to be positive with comparable store sales momentum increasing throughout the year resulting in positive comparable store sales in the second half of the year. For the full fiscal year, the Company anticipates that adjusted net earnings, excluding the 53rd week, will modestly exceed fiscal 2011’s.

The matters discussed in this Item 7 include forward-looking statements. See “Forward-Looking Statements” at the beginning and “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales			Percentage Change
	March 26, 2011	March 27, 2010	March 28, 2009	2011/2010	2010/2009
Net sales	100.0	100.0	100.0	(0.7)	(1.0)
Gross margin	22.0	21.9	20.8	(0.4)	4.2
Selling, general and administrative expenses	19.3	19.4	18.0	(1.2)	6.6
Restructuring, asset impairment and other	0.0	0.2	—	*	*

Operating earnings	2.7	2.3	2.8	15.9	(19.4)
Other income and expenses	0.6	0.6	0.5	(7.7)	17.8

Earnings before income taxes and discontinued operations	2.1	1.7	2.3	24.9	(28.1)
Income taxes	0.8	0.7	0.9	23.9	(31.1)

Earnings from continuing operations	1.3	1.0	1.4	25.5	(26.0)
(Loss) earnings from discontinued operations, net of taxes	0.0	0.0	0.0	*	*

Net earnings	1.3	1.0	1.4	26.4	(30.7)

*	Percentage change is not meaningful

Results of Continuing Operations for the Fiscal Year Ended March 26, 2011 Compared to the Fiscal Year Ended March 27, 2010

Net Sales. Net sales decreased $18.9 million, or 0.7%, from $2,551.9 million in fiscal 2010 to $2,533.1 million in fiscal 2011. The sales decrease was primarily driven by the economic and competitive environments, product price deflation in certain primary product categories and the closure or sale of four retail stores during fiscal 2010.

Net sales in our Distribution segment, after intercompany eliminations, decreased $1.6 million, or 0.1%, from $1,091.3 million to $1,089.7 million primarily due to lower sales to existing independent customers.

Net sales in our Retail segment decreased $17.3 million, or 1.2%, from $1,460.7 million to $1,443.4 million. The sales decrease was primarily due to a decrease in supermarket comparable store sales of $55.1 million and lost sales of $13.0 million relating to four stores that were closed during fiscal 2010 partially offset by increases related to one new store and new fuel center sales. Total retail comparable store sales decreased 4.1 percent in fiscal 2011 principally due to the weakened economic environment and competitive impacts. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

Gross margin decreased by $2.1 million, or 0.4%, from $558.6 million to $556.5 million. As a percent of net sales, gross margin increased from 21.9% to 22.0%. The gross margin rate increase was principally due to procurement gains and incremental LIFO income resulting from inventory reduction efforts.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses decreased $5.8 million, or 1.2%, from $493.8 million to $488.0 million, and were 19.3% of net sales compared to 19.4% last year. The net decrease in SG&A is due primarily to the following:

•	Reductions in store labor of $5.5 million due to lower sales volumes and efficiency improvements.

•	Reductions in warehouse expenses of $3.3 due to the warehouse consolidation initiave.

•	Reductions in occupancy costs of $2.1 million driven by utilities and rent.

•	Increased incentive compensation of $5.5 million.

•	Increased transportation and fuel costs of $1.5 million.

•	Other reductions in general and administrative expenses due to an overriding focus on cost containment initiatives.

Restructuring, Asset Impairment and Other. Fiscal 2011 restructuring and asset impairment costs includes $2.5 million in severance and other one-time costs directly related to the warehouse consolidation efforts initiated in fiscal year 2010 and $7.9 million in asset impairment charges, assets at underperforming stores and abandoned development projects. These charges were substantially offset by a favorable lease termination adjustment of $5.9 million and curtailment income of $4.0 million related to the pension plan freeze.

Interest Expense. Interest expense decreased $1.3 million, or 7.9%, from $16.4 million to $15.1 million, and was 0.6% of net sales in both fiscal years 2011 and 2010. The decrease in interest expense is primarily due to lower net borrowings aided by the convertible note repurchases that occurred in the first quarter of fiscal 2011.

Income Taxes. The effective tax rate is 38.6% and 38.8% for fiscal 2011 and fiscal 2010, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes, partially offset by tax credits. The effective tax rate decreased in fiscal 2011 due to an increase in tax credits and charitable product contributions.

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

Net sales in our Distribution segment, after intercompany eliminations, decreased $157.3 million, or 12.6%, from $1,248.6 million to $1,091.3 million primarily due to the elimination of sales to VG’s stores of $110.8 million (due to our acquisitions of the stores), negative 3.3% comparable sales to existing independent customers, and lower sales in our marginally profitable pharmacy distribution program of $10.5 million.

Net sales in our Retail segment increased $132.6 million, or 10.0%, from $1,328.1 million to $1,460.7 million. The sales increase was primarily due to incremental sales related to the VG’s acquisition of $199.2 million, partially offset by a decrease in supermarket comparable store sales of $56.0 million and lost sales of $12.1 million relating to six stores that were closed or sold in fiscal 2010 and 2009. Total retail comparable store sales decreased 4.9 percent in fiscal 2010 principally due to the weakened economic environment. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

SG&A expenses increased $30.5 million, or 6.6%, from $463.4 million to $493.8 million, and were 19.4% of net sales compared to 18.0% last year. The net increase in SG&A is due primarily to the following:

•	Additional operating expenses of $49.7 million associated with having the acquired VG’s retail stores for a full year in fiscal 2010.

•	Increased depreciation and amortization of $3.2 million, excluding $3.3 million related to VG’s.

•	Reductions in non-store incentive compensation of $4.6 million.

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

Restructuring, Asset Impairment and Other. Fiscal 2010 restructuring and asset impairment costs include $4.2 million in severance and other one-time costs directly related to the transition of the Plymouth, Michigan warehouse operations to the Grand Rapids, Michigan facilities, $1.1 million for the provision of lease and related ancillary costs, net of sublease income, related to the closure of two stores, a reduction of $0.9 million related to changes in estimated costs and sublease recoveries in excess of previous estimates, and $1.7 million in asset impairment charges for assets at closed stores, assets at underperforming stores and abandoned development projects.

Interest Expense. Interest expense increased $2.3 million, or 16.0%, from $14.1 million to $16.4 million, and was 0.6% of net sales in fiscal 2010 compared to 0.5% of net sales in fiscal 2009. The increase in interest expense is primarily due to an increase in average outstanding borrowings related to the acquisition of VG’s late in fiscal 2009.

On January 2, 2009, we entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under our senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, we have agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.49% at March 26, 2011) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with our senior secured revolving credit facility on December 24, 2012.

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

During the second quarter of fiscal year 2008, Spartan Stores decided to close five The Pharm stores and one Felpausch Xpressmart. The decision to close the stores was based on a comprehensive evaluation of the stores’ performance trends, long-term growth prospects, on-going capital requirements and lease expiration dates. These stores were closed early in the third quarter of fiscal 2008. During the fourth quarter of fiscal year 2008, Spartan Stores approved a plan to close the remaining 14 The Pharm stores and sell the prescription files. In the first quarter of fiscal 2009, Spartan Stores completed the closure and disposition of the prescription files of 13 of the 14 remaining The Pharm stores, allowing Spartan Stores to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. In the second quarter of fiscal 2009, the closure and disposition of the prescription file of the last remaining store was completed. Total net cash proceeds of $13.8 million were received during fiscal 2008. Asset impairment charges and exit costs of $5.6 million were also recognized.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these policies with the Audit Committee of the Board of Directors.

We believe that the following represent the more critical estimates and assumptions used in the preparation of our consolidated financial statements.

Inventories. Inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. If replacement cost had been used, inventories would have been $42.4 million and $46.6 million higher at March 26, 2011 and March 27, 2010, respectively. We use the retail inventory method (“RIM”) and replacement cost method to determine the cost of our inventory. Under the RIM method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

Vendor Funds. We receive funds from many of the vendors whose products we buy for resale in our corporate-owned stores and to our independent retail customers. Given the highly promotional nature of the retail supermarket industry, vendor allowances are generally intended to defray the costs of promotion, advertising and selling the vendor’s products. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs such as setting up warehouse infrastructure. The proper recognition and timing of accounting for these items are significant to the reporting of the results of our operations. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

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

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures and a 3% long-term assumed growth rate of cash flows for periods after the five-year forecast for the Retail segment and 2.5% for the Distribution segment. The future estimated cash flows were discounted using a rate of 11.4% and 12.7% for the Retail and Distribution segments, respectively. We generally develop these forecasts based on recent sales data for existing operations and other factors. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes. Based on our annual review during fiscal years 2011, 2010 and 2009, no goodwill impairment charge was required to be recorded. No goodwill impairment charge would be required even if the current estimate of future discounted cash flows was 10% lower. Furthermore, no goodwill impairment charge would be required if the discount rate was increased 1%.

Impairment of Long-Lived Assets Other Than Goodwill. Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In fiscal 2011 and fiscal 2010, asset impairments for long-lived assets totaled $7.9 million and $1.9 million, respectively. No material impairments for long-lived assets to be held and used were determined to exist for fiscal year 2009.

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

Restructuring Costs. We record restructuring costs for closed stores that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the market in which the closed store is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the market in which the property is located, the results of previous efforts to sublease similar property and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. At March 26, 2011 restructuring costs for store lease and ancillary costs totaling $15.3 million are recorded net of approximately $0.2 million of existing sublease rentals. Based upon the current economic environment we do not believe that we will be able to obtain any additional sublease rentals. A 10% increase/decrease in future estimated ancillary costs would increase/decrease the exit costs reserve by approximately $0.5 million.

Insurance Reserves. We are primarily self-insured for costs related to workers’ compensation, general liability and health insurance. We record our self-insurance liabilities based on reported claims experience and an estimate of claims incurred but not yet reported. Workers’ compensation and general liability are actuarially determined on a discounted basis. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. Our exposure for workers’ compensation and general liability is $0.5 million per claim and for health insurance our exposure is $0.3 million per associate per year.

Any projection of losses concerning workers’ compensation, general liability and health insurance is subject to a considerable degree of variability. Among the causes of variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, changing regulations, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. The impact of many of these variables is difficult to estimate. As of March 26, 2011, a one percentage point decrease in the discount rate, or 100 basis points, would increase our liability less than $0.1 million and a one percentage point increase in the discount rate would decrease our liability by less than $0.1 million.

Pension. Accounting for defined benefit cash balance pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The significant factors affecting our pension costs are the fair value of plan assets and the selection of management’s key assumptions, including the expected return on plan assets, rate of compensation increases and discount rate used by our actuary to calculate our liability. We consider current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. Our discount rate is based on current investment yields on high quality fixed-income investments and projected cash flow obligations. The discount rate used to determine fiscal 2011 pension expense was 5.0%. Expected return on plan assets is based on projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target allocation mix is designed to meet our long-term pension requirements. For fiscal 2011, our assumed rate of return was 7.75%. Over the ten-year period ended March 26, 2011, the average actual return was approximately 7.5%. The deteriorating conditions in the global financial markets during 2008 led to a substantial reduction in the 10-year average rate of return on pension assets. The markets began to recover in 2010 (fiscal 2011 actual return was 11.4%) and we expect that they will eventually recover to our assumed long-term rate of return. While we believe the assumptions selected are reasonable, significant differences in our actual experience, plan amendments or significant changes in the fair value of our plan assets may materially affect our pension obligations and our future expense. A 25 basis point increase or decrease in the discount rate would have decreased/increased fiscal 2011 pension expense by less than $0.1 million. A 25 basis point increase or decrease in the expected return on plan assets would have decreased/increased fiscal 2011 pension expense by less than $0.1 million.

The unfunded status of our defined benefit plans was $3.1 million and $10.7 million for 2011 and 2010, respectively. The decrease in the unfunded balance during fiscal 2011 is a result of market appreciation of plan assets and company contributions to the plan. Plan assets increased by 11.5% primarily due to market gains on assets and company contributions of $5.7 million, offset by benefit payments of $5.8 million. Pension expense was $3.3 million and $2.7 million in fiscal 2011 and fiscal 2010, respectively.

Income Taxes. The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income credits and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years. The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which it expects the differences to reverse. Note 11 to the consolidated financial statements set forth in Item 8 of this report provides additional information on income taxes.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for fiscal years 2011, 2010 and 2009:

(In thousands)	March 26, 2011	March 27, 2010	March 28, 2009
Net cash provided by operating activities	$89,756	$91,702	$80,922
Net cash used in investing activities	(33,123)	(58,028)	(159,736)
Net cash (used in) provided by financing activities	(19,369)	(27,896)	52,554
Net cash (used in) provided by discontinued operations	(2,610)	(3,127)	12,912

Net increase (decrease) increase in cash and cash equivalents	34,654	2,651	(13,348)
Cash and cash equivalents at beginning of year	9,170	6,519	19,867

Cash and cash equivalents at end of year	$43,824	$9,170	$6,519

Net cash provided by operating activities decreased slightly during fiscal 2011. The increase during fiscal 2010 was primarily due to improved timing of payments.

During fiscal 2011 and fiscal 2010, we did not pay any cash for Federal income taxes due to the application of prior years’ overpayments.

Net cash used in investing activities decreased in fiscal 2011 due to decreased acquisition and capital expenditure activity. We paid a total cash purchase price of $1.3 million and $6.4 million for acquisitions in fiscal years 2011 and 2010, respectively. Excluding the acquisitions, our Distribution and Retail segments utilized 26% and 74%, respectively, of our capital expenditure dollars for fiscal 2011. Expenditures in fiscal 2011 were used for one new store, one store relocation, store remodels and refurbishments, one new fuel center and new equipment and software. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. Our current available borrowings are approximately $102 million above these limits as of March 26, 2011 and we do not expect to fall below these levels. We expect capital expenditures to increase to a range of $42 million to $45 million in fiscal 2012, primarily for the construction of one new store, store remodels, fuel centers, new equipment and software.

Net cash used in or provided by financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. The decrease in cash used in financing activities in fiscal 2011 was primarily due to a decrease in payments on the revolver due to our strong cash position and interest rate swap. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at March 26, 2011 are $4.2 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores’ senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.49% at March 26, 2011) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012.

Net cash (used in) provided by discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the payment of store exit cost reserves, insurance run-off claims and other liabilities and proceeds from the sale of assets. Included in fiscal year 2009 cash flows from discontinued operations are proceeds on the sale of assets of $13.8 million.

Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of March 26, 2011, our revolving credit facility had outstanding borrowings of $45.0 million, available borrowings of $102.2 million and maximum availability of $122.2 million, which exceeds the minimum excess availability levels, as defined in the credit agreement.

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

Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include a minimum fixed charge coverage ratio and maximum capital expenditures, as defined in the credit agreement. These covenants are not effective as long as we maintain minimum excess availability levels, as defined in the credit agreement. The credit facility provides for the issuance of letters of credit of which $0.5 million were outstanding and unused as of March 26, 2011. Borrowings under the revolving credit portion of the facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus 1.25%, adjusted based upon availability levels, or the prime rate (weighted average interest rate of 3.33% at March 26, 2011 including the effects of the interest rate swap).

Our current ratio increased to 1.29:1.00 at March 26, 2011 from 1.09:1.00 at March 27, 2010 and our investment in working capital was $47.3 million at March 26, 2011 versus $15.7 million at March 27, 2010. Our debt to total capital ratio decreased to 0.36:1.00 at March 26, 2011 versus 0.40:1.00 at March 27, 2010, primarily due to an increase in shareholders’ equity.

Our total capital structure includes borrowings under our credit facility, convertible senior notes, various other debt instruments, leases and shareholders’ equity. Historically, we have financed our capital needs through a combination of internal and external sources. Management believes that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

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

Following is a reconciliation of net earnings to adjusted EBITDA for fiscal years 2011, 2010 and 2009.

(In thousands)	2011	2010	2009
Net earnings	$32,307	$25,558	$36,871
Add:
Discontinued operations	232	375	(1,838)
Income taxes	20,420	16,475	23,914
Interest expense	15,104	16,394	14,138
Other income and expenses	(97)	(138)	(341)

Operating earnings	67,966	58,664	72,744
Add:
Depreciation and amortization	35,158	34,640	28,133
LIFO (income) expense	(4,185)	(176)	2,531
Restructuring, asset impairment and other	532	6,154	—
Michigan Single Business Tax benefit	—	(100)	(320)
Non-cash stock compensation and other	4,793	4,096	4,815

Adjusted EBITDA	$104,264	$103,278	$107,903

Reconciliation of operating earnings to adjusted EBITDA by segment:
Retail:
Operating earnings	$19,979	$20,591	$29,560
Add:
Depreciation and amortization	26,693	26,042	20,031
LIFO expense	954	185	2,208
Restructuring, asset impairment and other	267	1,948	—
Michigan Single Business Tax benefit	—	(50)	(170)
Non-cash stock compensation and other	(123)	(148)	125

Adjusted EBITDA	$47,770	$48,568	$51,754

Distribution:
Operating earnings	$47,987	$38,073	$43,184
Add:
Depreciation and amortization	8,465	8,598	8,102
LIFO (income) expense	(5,139)	(361)	323
Restructuring, asset impairment and other	265	4,206	—
Michigan Single Business Tax benefit	—	(50)	(150)
Non-cash stock compensation and other	4,916	4,244	4,690

Adjusted EBITDA	$56,494	$54,710	$56,149

Total Net debt is a non-GAAP financial measure that is defined as long-term debt and capital lease obligations plus current maturities of long-term debt and capital lease obligations less cash and cash equivalents. The Company believes investors find the information useful because it reflects the amount of long term debt obligations that are not covered by available cash and temporary investments.

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of March 26, 2011 and March 27, 2010.

(In thousands)	March 26, 2011	March 27, 2010
Current maturities of long-term debt and capital lease obligations	$4,205	$4,209
Long-term debt and capital lease obligations	170,711	181,066

Total Debt	174,916	185,275
Cash and cash equivalents	(43,824)	(9,170)

Total net long-term debt	$131,092	$176,105

The table below presents our significant contractual obligations as of March 26, 2011 (1):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt	$130,480	$53	$45,359	$85,036	$32
Estimated interest on long-term debt (2)	11,209	3,997	6,901	283	28
Capital leases (3)	44,436	4,152	6,885	6,626	26,773
Interest on capital leases	26,731	3,675	6,361	5,230	11,465
Operating leases (3)	134,697	29,724	46,241	28,958	29,774
Lease and ancillary costs of closed stores, including imputed interest	17,165	4,773	7,424	4,701	267
Purchase obligations (merchandise) (4)	389,079	173,968	197,398	5,000	12,713
FIN 48 unrecognized tax liability	2,320	598	1,564	158	—
Self-insurance liability	7,008	5,474	948	298	288

Total	$763,125	$226,414	$319,081	$136,290	$81,340

(1)	Excludes funding of pension and other postretirement benefit obligations, which totaled approximately $6.1 million in fiscal 2011. Spartan Stores is not required to make a contribution to its defined benefit pension plan in fiscal 2012, however, we anticipate making a contribution of $4.0 million to move the plan closer to the fully funded status and reduce future pension expense. Also excludes contributions under various multi-employer pension plans, which totaled $7.3 million in fiscal 2011. For additional information, refer to Note 10 to the consolidated financial statements.
(2)	Interest payments on long-term debt assume the remaining convertible subordinated notes are repurchased in whole on May 15, 2014 in accordance with the applicable terms. For additional information refer to Note 5 to the consolidated financial statements.
(3)	Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2011, these charges totaled approximately $10.1 million.
(4)	The majority of our purchases involve supply orders to purchase products for resale in the ordinary course of business. These contracts are typically cancelable and therefore no amounts have been included in the table above. Also excluded are contracts that do not contain minimum annual purchase commitments but include other standard contractual considerations that must be fulfilled in order to earn $2.0 million in advanced contract monies that has been received where recognition has been deferred on the Consolidated Balance Sheet. The purchase obligations shown in this table represent the amount of product we are contractually obligated to purchase to earn $8.5 million in advanced contract monies that are receivable under the contracts. At March 26, 2011, $2.9 million in advanced contract monies has been received under these contracts where recognition has been deferred on the Consolidated Balance Sheet. If we do not fulfill these purchase obligations, we would only be obligated to repay the unearned upfront contract monies.

Cash Dividends

We paid a quarterly cash dividend of $0.05 per common share in each quarter of fiscal years 2011, 2010 and 2009. Under our senior revolving credit facility, we are generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends together with any cash distributions or share repurchases do not exceed $15.0 million. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

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

The following table shows the indebtedness and other liabilities of our subsidiaries as of March 26, 2011:

Spartan Stores Subsidiaries Only

(In thousands)

(unaudited) March 26, 2011
Current Liabilities
Accounts payable	$100,847
Accrued payroll and benefits	34,434
Other accrued expenses	18,208
Current portion of restructuring costs	4,470
Current maturities of long-term debt and capital lease obligations	4,205

Total current liabilities	162,164
Long-term Liabilities
Postretirement benefits	13,271
Other long-term liabilities	15,629
Restructuring costs	10,832
Long-term debt and capital lease obligations	40,600

Total long-term liabilities	80,332

Total Subsidiary Liabilities	242,496
Operating Leases	133,309

Total Subsidiary Liabilities and Operating Leases	$375,805

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges was 3.01:1.00 and 2.51:1.00 for fiscal 2011 and fiscal 2010, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

We had letters of credit of $0.5 million outstanding and unused at March 26, 2011. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

Recently Adopted Accounting Standards

In June 2009, the FASB issued guidance for the consolidation of variable interest entities (“VIE”). This guidance establishes a new criteria for determining the primary beneficiary. It also requires an ongoing assessment to determine whether a company is the primary beneficiary of a VIE. The guidance was effective beginning in fiscal 2011. This guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. This guidance was effective for us for the first quarter of fiscal 2011, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for the first quarter of fiscal 2012. We do not expect that this guidance will have a material impact on our consolidated financial statements.

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

We are currently exposed to interest rate risk on our outstanding debt. The senior secured revolving credit facility currently bears interest at the LIBOR plus 1.25% or the prime rate (weighted average interest rate of 3.33% at March 26, 2011 including the effects of the interest rate swap) on the revolving credit portion of the facility. The weighted average interest rates on outstanding debt including loan fee amortization for fiscal years 2011, 2010 and 2009 were 7.81%, 7.59% and 8.37%, respectively.

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under our senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, we have agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.49% at March 26, 2011) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012. As of March 26, 2011, the net unrealized loss on the interest rate swap agreement was $1.1 million. We do not use financial instruments or derivatives for any trading or other speculative purposes.

At March 26, 2011 and March 27, 2010, the estimated fair value of our long-term debt, including current maturities, was lower than book value by approximately $11.5 million and a $18.2 million, respectively. The estimated fair values were based on market quotes for similar instruments.

The following table sets forth the principal cash flows of our debt outstanding and related weighted average interest rates by year of maturity as of March 26, 2011:

	March 26, 2011		Aggregate Payments by Fiscal Year
(In thousands, except rates)	Fair Value	Total	2012	2013	2014	2015	2016	Thereafter
Fixed rate debt
Principal payable	$121,176	$129,916	$4,205	$4,053	$3,191	$88,221	$3,441	$26,805
Average interest rate		7.96%	7.63%	7.79%	8.02%	9.07%	8.63%	8.59%
Variable rate debt
Principal payable	$—	$—	—	—	—
Average interest rate		1.49%
Interest rate swap	$(1,085)
Variable to fixed	$42,232	$45,000		$45,000
Average pay rate		3.33%		3.33%
Average receive rate		1.49%		1.49%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Spartan Stores, Inc. and subsidiaries

Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries (the “Company”) as of March 26, 2011 and March 27, 2010, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended March 26, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 26, 2011 and March 27, 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 26, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 26, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 13, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan

May 13, 2011

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries

(In thousands)

	March 26, 2011	March 27, 2010
Assets
Current assets
Cash and cash equivalents	$43,824	$9,170
Accounts receivable, net	56,344	54,529
Inventories, net	103,814	117,514
Prepaid expenses and other current assets	7,408	9,474
Deferred taxes on income	1,526	5,508

Total current assets	212,916	196,195
Other assets
Goodwill	241,244	247,916
Other, net	55,788	61,409

Total other assets	297,032	309,325
Property and equipment
Land and improvements	21,866	16,566
Buildings and improvements	219,449	220,592
Equipment	306,993	297,697

Total property and equipment	548,308	534,855
Less accumulated depreciation and amortization	306,860	286,894

Property and equipment, net	241,448	247,961

Total assets	$751,396	$753,481

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$100,919	$114,549
Accrued payroll and benefits	37,679	31,983
Other accrued expenses	18,343	20,838
Current portion of restructuring costs	4,470	8,877
Current maturities of long-term debt and capital lease obligations	4,205	4,209

Total current liabilities	165,616	180,456
Long-term liabilities
Deferred income taxes	66,241	49,996
Postretirement benefits	14,222	21,060
Other long-term liabilities	18,269	19,937
Restructuring costs	10,832	27,061
Long-term debt and capital lease obligations	170,711	181,066

Total long-term liabilities	280,275	299,120
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock, voting, no par value; 50,000 shares authorized; 22,619 and 22,450 shares outstanding	162,086	158,225
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(13,016)	(12,973)
Retained earnings	156,435	128,653

Total shareholders’ equity	305,505	273,905

Total liabilities and shareholders’ equity	$751,396	$753,481

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Spartan Stores, Inc. and Subsidiaries

(In thousands, except per share data)

	Year Ended
	March 26, 2011	March 27, 2010	March 28, 2009
Net sales	$2,533,064	$2,551,956	$2,576,738
Cost of sales	1,976,549	1,993,306	2,040,625

Gross margin	556,515	558,650	536,113
Operating expenses
Selling, general and administrative	488,017	493,832	463,369
Restructuring, asset impairment and other	532	6,154	—

Total operating expenses	488,549	499,986	463,369
Operating earnings	67,966	58,664	72,744
Other income and expenses
Interest expense	15,104	16,394	14,138
Other, net	(97)	(138)	(341)

Total other income and expenses	15,007	16,256	13,797

Earnings before income taxes and discontinued operations	52,959	42,408	58,947
Income taxes	20,420	16,475	23,914

Earnings from continuing operations	32,539	25,933	35,033
Earnings (loss) from discontinued operations, net of taxes	(232)	(375)	1,838

Net earnings	$32,307	$25,558	$36,871

Basic earnings per share:
Earnings from continuing operations	$1.44	$1.16	$1.59
Earnings (loss) from discontinued operations	(0.01)	(0.02)	0.08

Net earnings	$1.43	$1.14	$1.67

Diluted earnings per share:
Earnings from continuing operations	$1.43	$1.15	$1.57
Earnings (loss) from discontinued operations	(0.01)	(0.01)*	0.09	*

Net earnings	$1.42	$1.14	$1.66

Weighted average shares outstanding:
Basic	22,606	22,406	22,102

Diluted	22,688	22,480	22,262

*	Includes rounding.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Spartan Stores, Inc. and Subsidiaries

(In thousands)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance — March 29, 2008	21,909	$147,138	$(1,142)	$75,410	$221,406
Effects of changing the pension plans’ measurement date pursuant to updated guidance for pensions, net of taxes	—	—	(55)	(275)	(330)
Comprehensive income, net of tax:
Net earnings	—	—	—	36,871	36,871
Pension liability adjustment, net of taxes of $8,029	—	—	(12,671)	—	(12,671)
Change in fair value of interest rate swap, net of taxes of $179	—	—	(283)	—	(283)

Total comprehensive income	—	—	—	—	23,917
Dividends — $.20 per share	—	—	—	(4,428)	(4,428)
Stock-based employee compensation	—	4,879	—	—	4,879
Issuances of common stock and related tax benefit on stock option exercises	158	2,034	—	—	2,034
Issuances of restricted stock and related income tax benefits	232	777	—	—	777
Cancellations of restricted stock	(86)	(1,050)	—	—	(1,050)

Balance — March 28, 2009	22,213	153,778	(14,151)	107,578	247,205
Comprehensive income, net of tax:
Net earnings	—	—	—	25,558	25,558
Pension liability adjustment, net of taxes of $819	—	—	1,295	—	1,295
Change in fair value of interest rate swap, net of taxes of $74	—	—	(117)	—	(117)

Total comprehensive income	—	—	—	—	26,736
Dividends — $.20 per share	—	—	—	(4,483)	(4,483)
Stock-based employee compensation	—	4,629	—	—	4,629
Issuances of common stock and related tax benefit on stock option exercises	28	266	—	—	266
Issuances of restricted stock and related income tax benefits	293	478	—	—	478
Cancellations of restricted stock	(84)	(926)	—	—	(926)

Balance — March 27, 2010	22,450	158,225	(12,973)	128,653	273,905
Comprehensive income, net of tax:
Net earnings	—	—	—	32,307	32,307
Change in fair value of interest rate swap, net of taxes of $166	—	—	(265)	—	(265)
Remeasurement of pension liability, net of taxes of $1,682			2,664		2,664
Pension curtailment, net of taxes of $1,543	—	—	(2,442)	—	(2,442)

Total comprehensive income	—	—	—	—	32,264
Dividends — $.20 per share	—	—	—	(4,525)	(4,525)
Repurchase of equity component of convertible debt, net of tax of $246		(388)			(388)
Stock-based employee compensation	—	5,379	—	—	5,379
Issuances of common stock and related tax benefit on stock option exercises	33	428	—	—	428
Issuances of restricted stock and related income tax benefits	222	(295)	—	—	(295)
Cancellations of restricted stock	(86)	(1,263)	—	—	(1,263)

Balance — March 26, 2011	22,619	$162,086	$(13,016)	$156,435	$305,505

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries

(In thousands)

	Year Ended
	March 26, 2011	March 27, 2010	March 28, 2009
Cash flows from operating activities
Net earnings	$32,307	$25,558	$36,871
Loss from discontinued operations	232	375	(1,838)

Earnings from continuing operations	32,539	25,933	35,033
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other	532	5,654	—
Non-cash convertible debt interest	3,462	3,533	3,261
Depreciation and amortization	35,273	34,895	28,798
LIFO income — warehouse consolidation	(3,450)	—	—
LIFO (income) expense	(735)	(176)	2,531
Postretirement benefits expense	3,501	3,373	1,559
Deferred taxes on income	19,655	12,030	16,927
Stock-based compensation expense	5,372	4,627	4,878
Excess tax benefit on stock compensation	(212)	(344)	(2,099)
Gain on repurchase of convertible notes	(69)	—	—
Loss on disposal of assets	100	138	105
Change in operating assets and liabilities:
Accounts receivable	(1,855)	(2,487)	3,294
Inventories	17,885	(3,526)	1,599
Prepaid expenses and other assets	2,316	1,181	(1,190)
Accounts payable	(14,496)	18,095	(3,296)
Accrued payroll and benefits	4,698	(3,436)	481
Postretirement benefits	(6,251)	(6,032)	(4,279)
Other accrued expenses and other liabilities	(8,509)	(1,756)	(6,680)

Net cash provided by operating activities	89,756	91,702	80,922

Cash flows from investing activities
Purchases of property and equipment	(33,029)	(50,472)	(57,249)
Net proceeds from the sale of assets	41	77	422
Acquisitions, net of cash acquired	(1,250)	(6,375)	(103,386)
Proceeds from business divestitures	—	—	414
Other	1,115	(1,258)	63

Net cash used in investing activities	(33,123)	(58,028)	(159,736)

Cash flows from financing activities
Proceeds from revolving credit facility	$143,179	$504,690	$225,122
Payments on revolving credit facility	(143,179)	(524,630)	(160,182)
Repurchase of convertible notes	(10,724)	—	—
Repayment of long-term borrowings	(4,681)	(4,007)	(11,437)
Excess tax benefit on stock compensation	212	344	2,099
Proceeds from exercise of stock options	349	190	1,380
Dividends paid	(4,525)	(4,483)	(4,428)

Net cash (used in) provided by financing activities	(19,369)	(27,896)	52,554

Cash flows from discontinued operations
Net cash used in operating activities	(2,610)	(3,145)	(885)
Net cash provided by investing activities	—	18	13,797

Net cash (used in) provided by discontinued operations	(2,610)	(3,127)	12,912

Net increase (decrease) in cash and cash equivalents	34,654	2,651	(13,348)
Cash and cash equivalents at beginning of year	9,170	6,519	19,867

Cash and cash equivalents at end of year	$43,824	$9,170	$6,519

Supplemental Cash Flow Information:
Cash paid for interest	$10,653	$11,896	$9,965
Cash paid for income taxes	$509	$884	$6,610

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

Fiscal Year: Spartan Stores’ fiscal year ends on the last Saturday of March. The fiscal years ended March 26, 2011, March 27, 2010 and March 28, 2009 consisted of 52 weeks.

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

Accounts Receivable: Accounts receivable are shown net of allowances for credit losses of $1.4 million in fiscal 2011 and $2.3 million in fiscal 2010. Spartan Stores evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors. Operating results include bad debt expense of $0.9 million, $1.3 million, and $0.8 million for fiscal years 2011, 2010 and 2009, respectively.

Inventory Valuation: Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. If replacement cost had been used, inventories would have been $42.4 million and $46.6 million higher at March 26, 2011 and March 27, 2010, respectively. During fiscal years 2011, 2010 and 2009, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in fiscal years 2011, 2010 and 2009 by $7.7 million, $0.4 million and $2.9 million, respectively. Spartan Stores accounts for its distribution inventory using a perpetual system and utilizes the retail inventory method to value inventory for center store products in the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh products are accounted for at cost in the Retail segment.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets Other than Goodwill: Spartan Stores reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices based upon market participant data developed by internal licensed real estate professionals. Estimates of future cash flows and expected sales prices are judgments based upon Spartan Stores’ experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, real estate market conditions and inflation.

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

Losses on the disposal of property and equipment totaled $0.1 million in fiscal years 2011, 2010 and 2009. Gains and losses on the disposal of property and equipment is included in “Selling, general and administrative expenses” and “Other, net” in the Consolidated Statements of Earnings.

Insurance Reserves: Spartan Stores is primarily self-insured for workers’ compensation and general liability costs. Losses are recorded when reported and consist of individual case estimates. Incurred but not reported losses are actuarially estimated based on available historical information. Also included is a provision for losses related to reinsurance policies that insure the run-off of retained risk associated with the discontinued Insurance segment. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. Our exposure for workers’ compensation and general liability is $0.5 million per claim.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in Spartan Stores’ self-insurance liability is as follows:

(In thousands)	March 26, 2011	March 27, 2010	March 28, 2009
Beginning balance	$4,049	$3,848	$6,979
Expense	1,838	2,762	2,214
Claim payments	(3,044)	(2,561)	(5,345)

Ending balance	2,843	4,049	3,848

The current portion of the self-insurance liability is included in “Other accrued expenses” and the long-term portion is included in “Other long-term liabilities” in the Consolidated Balance Sheets.

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

Earnings per share: Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by increasing the weighted average number of common shares outstanding by the dilutive effect of the issuance of common stock for options outstanding under Spartan Stores’ stock incentive plans. Unvested restricted stock awards contain nonforfeitable rights to dividends and, therefore, are considered participating securities and included in the computation of basic earnings per share pursuant to the two-class method.

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

(In thousands, except per share amounts)	March 26, 2011	March 27, 2010	March 28, 2009
Numerator:
Earnings from continuing operations	$32,539	$25,933	$35,033

Denominator:
Weighted average shares outstanding — basic	22,606	22,406	22,102
Effect of dilutive stock options	82	74	160

Weighted average shares outstanding — diluted	22,688	22,480	22,262

Basic earnings per share from continuing operations	$1.44	$1.16	$1.59

Diluted earnings per share from continuing operations	$1.43	$1.15	$1.57

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings per share calculations because they were antidilutive were 435,446 in fiscal 2011, 571,008 in fiscal 2010, and 307,014 in fiscal 2009.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock units granted in fiscal 2010 were only issuable if certain performance criteria were met, making these shares contingently issuable under ASC Topic 260. Fiscal 2010 performance criteria was not met and, therefore, no shares were issued. In addition, no restricted stock units were granted in fiscal 2011 and none are planned to be issued in fiscal 2012.

The senior subordinated convertible notes due 2027 will be convertible at the option of the holder, only upon the occurrence of certain events, at an initial conversion rate of 28.0310 shares of Spartan Stores common stock per $1,000 principal amount at maturity of the notes (equal to an initial conversion price of approximately $35.67 per share). Upon conversion, Spartan Stores will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in shares of Spartan Stores common stock — unless Spartan Stores elects to satisfy its obligation under such conversion by delivering only shares of common stock. Therefore, the notes are not currently dilutive to earnings per share as they are only dilutive above the accreted value. (See Note 5.)

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

Shareholders’ Equity: Spartan Stores’ restated articles of incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the board of directors. At March 26, 2011, there were no shares of preferred stock outstanding.

Comprehensive Income: Comprehensive income is net earnings adjusted for the net (loss) income on the interest rate swap agreement and the minimum pension liability, net of applicable income taxes.

(In thousands)	Interest Rate Swap Liability	Minimum Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance March 29, 2008	$—	$(1,142)	$(1,142)
Other comprehensive loss	(283)	(12,671)	(12,954)
Adjustment to apply the measurement date provision of accounting for pensions	—	(55)	(55)

Balance March 28, 2009	(283)	(13,868)	(14,151)
Other comprehensive (loss) income	(117)	1,295	1,178

Balance March 27, 2010	(400)	(12,573)	(12,973)
Other comprehensive loss	(265)	—	(265)
Remeasurement of pension liability	—	2,664	2,664
Pension curtailment income	—	(2,442)	(2,442)

Balance March 26, 2011	$(665)	$(12,351)	$(13,016)

Advertising Costs: Spartan Stores’ advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $14.2 million, $14.8 million and $12.4 million in fiscal years 2011, 2010 and 2009, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards: In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. This guidance is effective for Spartan Stores for the first quarter of fiscal 2011, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for Spartan Stores for the first quarter of fiscal 2012. Spartan Stores does not expect that this guidance will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued guidance for the consolidation of variable interest entities (“VIE”). This guidance establishes a new criteria for determining the primary beneficiary. It also requires an ongoing assessment to determine whether a company is the primary beneficiary of a VIE. The guidance was effective for Spartan Stores beginning in fiscal 2011 and did not have a material impact on its consolidated financial statements.

Note 2

Acquisitions of Assets

VG’s Food Center, Inc.

On December 29, 2008, Spartan Stores acquired certain assets and assumed certain liabilities related to VG’s Food Center, Inc. and VG’s Pharmacy, Inc. (collectively, “VG’s”). The results of operations of the VG’s acquisition are included in the accompanying consolidated financial statements from the date of acquisition. VG’s was a privately-held operator of 17 retail grocery stores based in Eastern Michigan. Prior to the acquisition, VG’s was a customer of Spartan Stores’ Distribution segment. The cash purchase price paid to VG’s was $85.0 million plus $16.7 million for inventories and cash acquired. Spartan Stores acquired the store locations and operations of VG’s in an effort to establish its retail presence in Eastern Michigan. The purchased assets included inventories, prescription files, trade names, land, leasehold improvements, equipment and licenses. Spartan Stores assumed VG’s lease obligations for the 17 stores.

Other

During fiscal 2010, Spartan Stores acquired certain assets of one fuel center/convenience store and three pharmacies in separate transactions for a total purchase price of $7.2 million. The purchased assets included inventory, customers lists, non-compete agreements, land, building, equipment and goodwill. The acquisitions were made to increase market share. Goodwill of $2.2 million and $0.4 million was assigned to the Retail and Distribution segments, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3

Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Retail	Distribution	Total
Balance at March 28, 2009:
Goodwill	$243,775	$92,128	$335,903
Accumulated impairment charges	(86,600)	—	(86,600)

Goodwill, net	157,175	92,128	249,303
Acquisitions (Note 2)	2,234	365	2,599
Other (Note 4)	(3,986)	—	(3,986)

Balance at March 27, 2010:
Goodwill	242,023	92,493	334,516
Accumulated impairment charges	(86,600)	—	(86,600)

Goodwill, net	155,423	92,493	247,916
Acquisitions	450	—	450
Other (Note 4)	(7,122)	—	(7,122)

Balance at March 26, 2011:
Goodwill	235,351	92,493	327,844
Accumulated impairment charges	(86,600)	—	(86,600)

Goodwill, net	$148,751	$92,493	$241,244

The following table reflects the components of amortized intangible assets, included in “Other, net” on the Consolidated Balance Sheets:

	March 26, 2011		March 27, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$3,422	$2,273	$3,410	$1,983
Favorable leases	3,906	1,548	5,262	2,119
Customer lists	10,738	4,806	10,738	3,302
Franchise fees and other	599	200	575	154

Total	$18,665	$8,827	$19,985	$7,558

The weighted average amortization period for amortizable intangible assets is as follows:

Non-compete agreements	10.1 years
Favorable leases	14.6 years
Customer lists	7.2 years
Franchise fees and other	12.0 years

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for intangible assets was $2.1 million, $2.3 million and $1.9 million for fiscal years 2011, 2010 and 2009, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amortization Expense
(In thousands)
2012	$2,145
2013	2,003
2014	1,430
2015	1,081
2016	480

Indefinite-lived intangible assets that are not amortized consist primarily of a trade name and licenses for the sale of alcoholic beverages and amounted to $26.5 million and $26.7 million as of March 26, 2011 and March 27, 2010, respectively.

Note 4

Restructuring, Asset Impairment and Other

The following table provides the activity of restructuring costs for fiscal years 2011, 2010 and 2009. Restructuring costs recorded in the Consolidated Balance Sheets are included in “Current portion of restructuring costs” in Current liabilities and “Restructuring costs” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)	Lease and Ancillary Costs	Severance	Other	Total
Balance at March 29, 2008	$36,127	$—	$—	$36,127
Exit costs related to disposition of The Pharm stores	4,562	—	—	4,562	(b)
Exit costs assumed in VG’s acquisition (Note 2)	15,146	—	—	15,146
Change in estimates	(4,392)	—	—	(4,392	)(a)
Payments, net of interest accretion	(6,898)	—	—	(6,898)

Balance at March 28, 2009	44,545	—	—	44,545
Provision for lease and related ancillary costs, net of sublease income	1,111			1,111
Provision for severance and other costs	—	2,915	1,109	4,024
Changes in estimates (Note 3)	(4,860)	—	—	(4,860	)(a)
Payments, net of interest accretion	(6,914)	(859)	(1,109)	(8,882)

Balance at March 27, 2010	33,882	2,056	—	35,938
Provision for severance and other costs	1,876	644	288	2,808
Reversal of reserve related to lease terminations and other reversals (Note 3)	(6,948)	—	—	(6,948)
Changes in estimates (Note 3)	(7,423)	—	—	(7,423	)(a)
Payments, net of interest accretion	(6,085)	(2,700)	(288)	(9,073)

Balance at March 26, 2011	$15,302	$—	$—	$15,302

(a)	Goodwill was reduced by $7.1 million, $3.9 million and $4.4 million in fiscal 2011, 2010 and 2009, respectively, as a result of these changes in estimates as the initial charges for certain stores were established in the purchase price allocations for previous acquisitions. In fiscal 2010, $0.1 million was included in discontinued operations.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)	In fiscal 2009, the Retail segment recorded restructuring costs of $4.6 million related to the closure of The Pharm stores (Note 14). In addition, asset impairment charges of $1.0 million were recorded for unsold assets. These charges are included in discontinued operations.

Restructuring, asset impairment and other included in the Consolidated Statements of Earnings for the year ended March 26, 2011 consisted of the following:

(In thousands)	Retail	Distribution	Total
Asset impairment charges, assets at underperforming stores and abandoned development projects	$7,859	$357	$7,859
Provision for severance and other costs related to warehouse closing	—	2,189	2,546
Net benefit related to favorable lease terminations	(5,888)	—	(5,888)
Pension curtailment income related to the freezing of the cash balance pension plan (Note 10)	(1,704)	(2,281)	(3,985)

	$267	$265	$532

During the fourth quarter of fiscal 2010, Spartan Stores implemented the final stages of a comprehensive, multi-year supply chain optimization strategy. As a part of these optimization efforts the Plymouth, Michigan dry grocery distribution operation was transitioned to our Grand Rapids facility. The transition was completed in the first quarter of fiscal 2011. As a result of the closing of the warehouse facility and elimination of certain administrative positions, we incurred charges of $4.2 million for severance, asset impairment and other related one-time costs in the fourth quarter of fiscal 2010. In addition, in fiscal 2011 the Company incurred additional charges/adjustments related to its warehouse consolidation initiative. These charges consisted of warehouse closing expenses for lease payments and other related expenses, which were offset by a LIFO credit due to reduced inventory levels resulting in a year-to-date net $0.6 million after tax benefit.

Store lease obligations included in restructuring costs include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 5

Long-Term Debt

Spartan Stores’ long-term debt consists of the following:

(In thousands)	March 26, 2011	March 27, 2010
Senior secured revolving credit facility, due December 2012	$45,000	$45,000
Convertible subordinated notes, 3.375% due May 2027, net of unamortized debt discount	85,111	91,962
Capital lease obligations (Note 9)	44,436	47,809
Other, 7.00% – 9.25%, due fiscal 2012 – 2021	369	504

	174,916	185,275
Less current portion	4,205	4,209

Total long-term debt	$170,711	$181,066

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective April 5, 2007, Spartan Stores amended its existing senior secured revolving credit facility. The amendment extended the senior secured revolving credit facility (“credit facility”) maturity by two years and now matures in December 2012. Spartan Stores amended the credit facility effective May 22, 2007, in part to permit the issuance of the convertible senior notes described below. At Spartan Stores’ option, the maximum amount under the credit facility may be increased up to $275.0 million through the increased commitments from lenders, and provided that asset levels are increased sufficient to support the increased borrowings. The credit facility is secured by substantially all of Spartan Stores’ assets. On August 17, 2007, Spartan Stores entered into an agreement to increase the maximum credit available under its existing senior secured credit facility from $225.0 million to $255.0 million.

Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include a minimum fixed charge coverage ratio and maximum capital expenditures, as defined in the credit agreement. These covenants are not effective as long as Spartan Stores maintains minimum excess availability levels of $25.0 million with respect to the minimum fixed charge coverage ratio and $20 million with respect to maximum capital expenditures. Spartan Stores had available borrowings of $102.2 million at March 26, 2011 and excess availability of $122.2 million. Payment of dividends and repurchases of outstanding shares are permitted up to a total of $15.0 million per year, provided that excess availability of $20.0 million is maintained. The credit facility provides for the issuance of letters of credit of which $0.5 million were outstanding and unused as of March 26, 2011. Borrowings under the revolving credit portion of the facility bear interest at LIBOR plus 1.25% or the prime rate (weighted average interest rate of 3.33% at March 26, 2011 including the effect of the interest rate swap (see Note 6)).

On May 30, 2007, Spartan Stores issued $110 million in aggregate principal amount of unsecured 3.375% convertible senior notes due May 15, 2027. The notes are general unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated obligations. They are effectively subordinated to our existing and any future secured indebtedness to the extent of the assets securing such indebtedness. The notes are structurally subordinated to our subsidiaries’ indebtedness and other liabilities. The Notes are not guaranteed by our subsidiaries. The net proceeds from the sale of the notes after deducting selling discounts of 2.5% and offering expenses of $0.6 million were approximately $106.5 million, and were used to pay down amounts owed under our senior secured revolving credit facility and partially fund the Felpausch stores acquisition.

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

Spartan Stores may redeem the notes for cash in whole or in part, at any time or from time to time, on or after May 15, 2014 at 100% of the principal amount of the notes to be redeemed, and prior to that date on or after May 20, 2012 at a price equal to a specified percentage of the principal amount, plus, in each case, any accrued and unpaid interest. Holders may require Spartan Stores to repurchase their notes, in whole or in part, on May 15, 2014, May 15, 2017 and May 15, 2022 for a cash price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. In addition, upon certain fundamental change transactions, each holder would have the option, subject to certain conditions, to require Spartan Stores to repurchase for cash, in

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

whole or in part, such holder’s notes. For the purposes of the notes, a “fundamental change” would include, among other events set forth in the Indenture governing the notes, the acquisition of 50% or more of our common stock by a person or group, a consolidation, merger, or sale of all or substantially all of our assets, certain changes in our board of directors, or a termination of trading of our common stock.

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

The amount of interest expense recognized and the effective interest rate for Spartan Stores’ convertible senior notes were as follows:

(In thousands)	2011	2010	2009
Contractual coupon interest	$3,333	$3,712	$3,712
Amortization of discount on convertible senior notes	3,462	3,533	3,261

Interest expense	$6,795	$7,245	$6,973

Effective interest rate	8.125%	8.125%	8.125%

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The debt and equity components recognized for Spartan Stores’ convertible senior notes were as follows:

(In thousands)	March 26, 2011		March 27, 2010
Principal amount of convertible senior notes	$97,740		$110,000
Unamortized discount	12,629	(1)	18,038
Net carrying amount	85,111		91,962
Common stock	16,420		16,420

(1)	Will be recognized over a remaining period of 3.1 years.

The weighted average interest rates including loan fee amortization for fiscal 2011, 2010 and fiscal 2009 were 7.81%, 7.59% and 8.37%, respectively.

At March 26, 2011, long-term debt was due as follows:

Fiscal Year	(In thousands)
2012	$4,205
2013	49,053
2014	3,191
2015	88,221
2016	3,441
Thereafter	26,805

$174,916

During the first quarter of fiscal 2011 the Company repurchased $12.3 million in principal amount of its outstanding convertible senior notes for approximately $10.7 million and recognized a resultant gain of $0.1 million. No additional repurchases were made in fiscal 2011.

Note 6

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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores’ senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.49% at March 26, 2011) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with its senior secured revolving credit facility on December 24, 2012.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. There was no impact on earnings in fiscal 2011 and 2010 as the cash flow hedge is highly effective and, assuming the swap agreement continues to qualify as a hedge on the related debt, Spartan Stores expects no material impact on earnings in the next twelve months.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instrument designated as an interest rate cash flow hedge:

Balance Sheet Classification	March 26, 2011	March 27, 2010
Other long-term liabilities	$1,085	$653

The following table provides a summary of the financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for fiscal 2011 and 2010:

	Location in Consolidated Financial Statements	2011	2010
Loss, net of taxes, recognized in other comprehensive income	Other comprehensive income	$265	$117
Pre-tax loss reclassified from accumulated other comprehensive loss	Interest expense	833	795

Note 7

Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At March 26, 2011 and March 27, 2010 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	March 26, 2011	March 27, 2010
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$4,205	$4,209
Long-term debt and capital lease obligations	170,711	181,066
Equity component of convertible debt	12,629	18,038

Total book value of debt instruments	187,545	203,313
Fair value of debt instruments	177,112	185,118

Excess of book value over fair value	$10,433	$18,195

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities.

In September 2006, the FASB issued ASC Topic 820. ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. Effective March 30, 2008, Spartan

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stores adopted the provisions of ASC 820 related to financial assets and liabilities recognized or disclosed on a recurring basis. Additionally, on March 29, 2009, Spartan Stores began applying the principles of ASC 820 to non-financial assets and liabilities. Adoption of ASC 820 had no impact on the consolidated financial statements.

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

At March 26, 2011 and March 27, 2010, the fair value of the interest rate swap liability was approximately $1.1 million and $0.7 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value measurements are classified within Level 2 of the hierarchy and are determined using prices from a financial institution that develops values based on observable inputs in active markets.

Long-lived assets totaling $8.2 million and $4.6 in fiscal years 2011 and 2010, respectively, were measured at a fair value of $1.6 and $3.6, respectively, on a nonrecurring basis using Level 3 inputs as defined in the fair value heirarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. Spartan Stores estimates future cash flows based on experience and knowledge of the market in which the assets are located, and when necessary, uses real estate brokers. See Note 4 for discussion of long-lived asset impairment charges.

Note 8

Commitments and Contingencies

Spartan Stores subleases property at certain locations and received rental income of $1.9 million in fiscal 2011. In the event of the customer’s default, Spartan would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 9.

Unions represent approximately 8% of Spartan Stores’ associates. These associates are covered by a collective bargaining agreement which expires in October 2011.

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

Spartan Stores contributes to the Central States multi-employer pension plan based on obligations arising from its collective bargaining agreement covering its warehouse union associates. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions; however, Spartan Stores is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the most recent information available to Spartan Stores, we believe that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because we are one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although we anticipate that our contributions to this plan will increase each year. Spartan Stores believes that funding levels have not changed significantly since year end. To reduce this underfunding we expect meaningful increases in expense as a result of required incremental multi-employer pension plan contributions over the years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 9

Leases

Most of the Company’s retail stores are operated in leased facilities. The Company also leases small ancillary warehouse facilities, its tractor and trailer fleet and certain other equipment. Most of the property leases contain renewal options of varying terms. Terms of certain leases contain provisions requiring payment of percentage rent based on sales and payment of executory costs such as property taxes, utilities, insurance and maintenance. Terms of certain leases of transportation equipment contain provisions requiring payment of percentage rent based upon miles driven. Portions of certain property are subleased to others.

Rental expense, net of sublease income, under operating leases consisted of the following:

(In thousands)	2011	2010	2009
Minimum rentals	$32,464	$33,706	$30,665
Contingent payments	806	1,013	1,063
Sublease income	(1,926)	(2,064)	(1,816)

	$31,344	$32,655	$29,912

Total future lease commitments of Spartan Stores under capital and operating leases in effect at March 26, 2011 are as follows:

	Capital	Operating
(In thousands)	Used in Operations	Used in Operations	Subleased to Others	Total
Fiscal Year
2012	$7,676	$28,491	$1,233	$29,724
2013	7,174	24,556	927	25,483
2014	6,072	20,103	656	20,759
2015	5,923	15,338	565	15,903
2016	5,833	12,812	242	13,054
Thereafter	38,489	29,774	—	29,774

Total	71,167	$131,074	$3,623	$134,697

Interest	(26,731)

Present value of minimum lease obligations	44,436
Current portion	4,152

Long-term obligations	$40,284

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for property under capital leases was $4.3 million, $4.1 million and $3.2 million in fiscal years 2011, 2010 and 2009, respectively.

Assets held under capital leases consisted of the following:

(In thousands)	March 26, 2011	March 27, 2010
Buildings and improvements	$45,788	$47,098
Equipment	3,924	3,924

	49,712	51,022
Less accumulated depreciation	16,627	13,520

Net property	$33,085	$37,502

One of Spartan Stores’ subsidiaries leases retail store facilities. Of the stores leased, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. A majority of the leases provide for minimum and contingent rentals based upon stipulated sales volumes and contain renewal options. Certain of the leases contain escalation clauses.

Owned assets, included in property and equipment, which are leased to others are as follows:

(In thousands)	March 26, 2011	March 27, 2010
Land and improvements	$1,173	$1,173
Buildings	5,942	5,942

	7,115	7,115
Less accumulated depreciation	3,803	3,491

Net property	$3,312	$3,624

Future minimum rentals to be received under operating leases in effect at March 26, 2011 are as follows:

Fiscal Year	Owned Property	Leased Property	Total
	(In thousands)
2012	$710	$1,050	$1,760
2013	531	707	1,238
2014	442	418	860
2015	444	321	765
2016	430	187	617
Thereafter	758	—	758

Total	$3,315	$2,683	$5,998

Note 10

Associate Retirement Plans

Spartan Stores’ retirement programs include pension plans providing non-contributory benefits and salary reduction defined contribution plans providing contributory benefits. Substantially all of Spartan Stores’

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associates not covered by collective bargaining agreements are covered by either a frozen non-contributory cash balance pension plan (“Company Plan”), a defined contribution plan or both. Associates covered by collective bargaining agreements are included in multi-employer pension plans.

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

In conjunction with this change to the Cash Balance Pension Plan, pretax curtailment income of $4.0 million was recognized in the third quarter of fiscal 2011 and is included in Restructuring, asset impairment and other on the Consolidated Statements of Earnings. No additional associates are eligible to participate in the Cash Balance Pension Plan after January 1, 2011.

Prior to the plan freeze, Spartan Stores’ Company Plan benefit formula utilized a cash balance approach. Under the cash balance formula, credits are added annually to a participant’s “account” based on a percent of the participant’s compensation and years of vested service at the beginning of each calendar year. At Spartan Stores’ discretion, interest credits were also added annually to a participant’s account based upon the participant’s account balance as of the last day of the immediately preceding calendar year. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act of 1976 (“ERISA”). Company Plan assets consist principally of common stocks and U.S. government and corporate obligations. The Company Plan does not hold any Spartan Stores stock.

An independent third party actuary also performed a required remeasurement of the pension liability as of December 31, 2010, which resulted in a decrease in the pension liability in the amount of $2.7 million, net of tax, and a corresponding adjustment to Accumulated Other Comprehensive Income and Deferred income taxes.

Spartan Stores also maintains a Supplemental Executive Retirement Plan (“SERP”), which provides nonqualified deferred compensation benefits to Spartan Stores’ officers. Benefits under the SERP are paid from Spartan Stores’ general assets, as there is no separate trust established to fund benefits.

Matching contributions made by Spartan Stores to salary reduction defined contribution plans totaled $2.0 million, $1.7 million and $2.9 million in fiscal years 2011, 2010 and 2009, respectively.

In addition to the plans described above, Spartan Stores participates in multi-employer pension plans and other defined contribution plans for substantially all associates covered by collective bargaining agreements. The expense for these plans totaled approximately $7.3 million, $7.5 million and $7.4 million in fiscal years 2011, 2010 and 2009, respectively.

The Multi-Employer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations related to employer withdrawal from or termination of Multi-Employer plans.

See Note 8 for further information regarding Spartan’s participation in the Central States multi-employer pension plan.

Spartan Stores and certain subsidiaries provide health care benefits to retired associates who have at least 30 years of service or 10 years of service and have attained age 55, and who were not covered by collective bargaining arrangements during their employment (“covered associates”). Qualified covered associates that retired prior to March 31, 1992 receive major medical insurance with deductible and coinsurance provisions until

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

age 65 and Medicare supplemental benefits thereafter. Covered associates retiring after April 1, 1992 are eligible for monthly postretirement health care benefits of $5 multiplied by the associate’s years of service. This benefit is in the form of a credit against the monthly insurance premium. The balance of the premium is paid by the retiree.

The following tables set forth the change in benefit obligation, change in plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for Spartan Stores’ pension and postretirement benefit plans. The accrued benefit costs are reported in Postretirement benefits in the Consolidated Balance Sheets. In accordance with new accounting guidance, in fiscal 2009 Spartan Stores changed its measurement date to coincide with its fiscal year end. Spartan Stores adopted the measurement date provisions of the new accounting guidance on March 30, 2008, the first day of fiscal year 2009, and recorded the cumulative effect of adopting these provisions by decreasing shareholders’ equity by $0.3 million.

	Pension Benefits		SERP Benefits		Postretirement Benefits
(In thousands, except percentages)	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Change in benefit obligation
Benefit obligation at beginning of year	$61,987	$53,777	$1,047	$917	$8,149	$6,431
Service cost	2,622	2,949	45	82	193	133
Interest cost	3,077	3,605	52	57	420	439
Actuarial loss	1,351	5,840	57	58	155	1,424
Benefits paid	(5,691)	(4,184)	(59)	(67)	(283)	(278)
Curtailment gain due to plan freeze	(2,925)	—	(71)	—	—	—

Benefit obligation at end of year	$60,421	$61,987	$1,071	$1,047	$8,634	$8,149

Change in plan assets
Plan assets at fair value at beginning of year	$52,330	$37,069	$—	$—	$—	$—
Actual return on plan assets	5,987	13,475	—	—	—	—
Company contributions	5,726	5,970	59	67	283	278
Benefits paid	(5,691)	(4,184)	(59)	(67)	(283)	(278)

Plan assets at fair value at measurement date	$58,352	$52,330	$—	$—	$—	$—

Unfunded status	$(2,069)	$(9,657)	$(1,071)	$(1,047)	$(8,634)	$(8,149)

Components of net amount recognized in financial position:
Current liabilities	$—	$—	$(121)	$(74)	$(316)	$(304)
Noncurrent liabilities	(2,069)	(9,657)	(950)	(973)	(8,318)	(7,845)

	$(2,069)	$(9,657)	$(1,071)	$(1,047)	$(8,634)	$(8,149)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$17,793	$22,645	$477	$531	$2,339	$2,307
Prior service credit	—	(4,453)	—	(7)	(450)	(503)

	$17,793	$18,192	$477	$524	$1,889	$1,804

Weighted average assumptions at Measurement date
Discount rate	5.00%	5.25%	5.00%	5.25%	5.00%	5.25%
Expected return on plan assets	7.75%	8.25%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	4.00%	N/A	4.00%	N/A	N/A

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit obligation for pension plans is measured as the projected benefit obligation; the benefit obligation for postretirement benefit plans is measured as the accumulated benefit obligation. The accumulated benefit obligation for both of the defined benefit pension plans was $61.5 million and $60.4 million at March 26, 2011 and March 27, 2010, respectively.

Components of net periodic benefit cost

	Pension Benefits			SERP
(In thousands)	March 26, 2011	March 27, 2010	March 28, 2009	March 26, 2011	March 27, 2010	March 28, 2009
Service cost	$2,621	$2,949	$2,660	$45	$82	$52
Interest cost	3,077	3,605	3,190	52	57	43
Expected return on plan assets	(4,265)	(4,069)	(4,330)	—	—	—
Amortization of prior service cost	(478)	(637)	(690)	—	—	(1)
Recognized actuarial net loss	1,557	658	346	41	42	36

Net periodic benefit cost	$2,512	$2,506	$1,176	$138	$181	$130

	Postretirement Benefits
	March 26, 2011	March 27, 2010	March 28, 2009
Service cost	$193	$133	$168
Interest cost	420	439	371
Amortization of prior service cost	(54)	(54)	(54)
Recognized actuarial net loss	124	21	—

Net periodic benefit cost	$683	$539	$485

The net actuarial loss, prior service cost and transition obligation included in “Accumulated Other Comprehensive Income” and expected to be recognized in net periodic benefit cost during fiscal year 2012 are as follows:

(In thousands)	Pension Benefits	SERP Benefits	Postretirement Benefits
Net actuarial loss	$1,656	$40	$133
Prior service credit	—	—	(54)

	$1,656	$40	$79

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses are amortized over the average remaining service life of active participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets.

Spartan Stores has assumed an average long-term expected return on pension plan assets of 7.75% as of March 26, 2011. The expected return assumption was modeled by third-party investment portfolio managers, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. The expected return was developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the plan assets. Equity returns were based primarily on historical

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. This overall return assumption is believed to be reasonable over a longer-term period that is consistent with the liabilities.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.50% for fiscal 2011, 9.00% for fiscal 2010 and 9.50% for fiscal 2009, decreasing .50% per year to 5.00%. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by 0.40% and the periodic postretirement benefit cost by 0.75%. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation by 0.31% and total service and interest cost by 0.81%.

Spartan Stores has an investment policy for the pension plan with a long-term asset allocation mix designed to meet the long-term retirement obligations. The asset allocation mix is reviewed annually and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes actual allocations as of March 26, 2011 and March 27, 2010:

		Plan Assets
	Target Range	March 26, 2011	March 27, 2010
Asset Category
Equity securities	55.0 – 75.0%	64.7%	66.1%
Fixed income	25.0 – 45.0	35.3	33.9

Total	100.0%	100.0%	100.0%

The investment policy emphasizes the following key objectives: (1) maintain the purchasing power of the current assets and all future contributions by producing positive real rates of return on plan assets; (2) maximize return within reasonable and prudent levels of risk in order to minimize contributions and (3) control costs of administering the plan and managing the investments.

The fair value of Spartan Stores’ pension plan assets at March 26, 2011 by asset category are as follows:

	Fair Value Measurements
(In thousands)	Total	Quoted prices in markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mutual funds	$48,388	$48,388	$—	$—
Money market fund	5,771	—	5,771	—
Guaranteed annuity contract	4,193	—	—	4,193

Total fair value	$58,352	$48,388	$5,771	$4,193

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of Spartan Stores’ pension plan assets at March 27, 2010 by asset category are as follows:

	Fair Value Measurements
(In thousands)	Total	Quoted prices in markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mutual funds	$44,528	$44,528	$—	$—
Money market fund	3,414	—	3,414	—
Guaranteed annuity contract	4,388	—	—	4,388

Total fair value	$52,330	$44,528	$3,414	$4,388

A reconciliation of the beginning and ending balances for Level 3 assets for the fiscal year 2011 follows:

(In thousands)	Guaranteed Annuity Contract
Balance as of March 27, 2010	$4,388
Purchases, sales, issuances and settlements (net)	(439)
Realized gains	244

Balance as of March 26, 2011	$4,193

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

The following estimated benefit payments are expected to be paid in the following fiscal years:

(In thousands)	Pension Benefits and SERP Benefits	Other Benefits
2012	$5,034	$350
2013	5,162	386
2014	4,827	411
2015	4,908	445
2016 to 2020	22,745	2,718

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11

Taxes on Income

The income tax provision for continuing operations is summarized as follows:

(In thousands)	March 26, 2011	March 27, 2010	March 28, 2009
Currently payable:
Federal	$(536)	$3,199	$4,816
State	1,301	1,246	2,171

Total currently payable	765	4,445	6,987
Deferred:
Federal	16,644	10,424	14,223
State	3,011	1,606	2,704

Total deferred	19,655	12,030	16,927

Total	$20,420	$16,475	$23,914

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	5.3	4.5	5.4
Tax credits	(1.1)	(0.2)	(0.1)
Charitable product donations	(0.7)	(0.4)	—
Other	0.1	(0.1)	0.3

Effective income tax rate	38.6%	38.8%	40.6%

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities resulting from temporary differences as of March 26, 2011 and March 27, 2010 are as follows:

(In thousands)	2011	2010
Deferred tax assets:
Employee benefits	$13,365	$17,996
Accounts receivable	530	900
Asset impairment and closed store reserves	3,103	1,368
Deferred revenue	966	1,071
State taxes	1,182	974
All other	3,159	3,143

Total deferred tax assets	22,305	25,452

Deferred tax liabilities:
Depreciation	28,727	25,351
Inventory	7,016	5,041
Goodwill	31,833	21,685
Convertible debt interest	14,202	13,482
Leases	4,523	3,423
All other	719	958

Total deferred tax liabilities	87,020	69,940

Net deferred tax liability	$(64,715)	$(44,488)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	March 26, 2011	March 27, 2010
Balance at beginning of year	$2,232	$812
Gross increases — tax positions taken in prior years	10	3
Gross decreases — tax positions taken in prior years	(447)	(485)
Gross increases — tax positions taken in current year	540	1,911
Lapse of statute of limitations	(15)	(9)

Balance at end of year	$2,320	$2,232

Spartan Stores anticipates that $0.6 million of the unrecognized tax benefits will be settled prior to March 31, 2012. Spartan Stores recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Accrued interest and penalties are not material. As of March 26, 2011, the balance of unrecognized tax benefits included tax positions of $1.6 million that would reduce Spartan Stores’ effective income tax rate if recognized in future periods.

Spartan Stores files income tax returns with federal, state and local tax authorities within the United States. In October 2009, the Internal Revenue Service (IRS) completed its examination of Spartan Stores’ federal income tax returns for fiscal years 2004 through 2006. With few exceptions, we are no longer subject to U.S. federal or state examinations by tax authorities for fiscal years before 2007, and are no longer subject to local examination by tax authorities for fiscal years before 2007.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12

Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans covering 4,200,000 shares of Spartan Stores’ common stock: the Spartan Stores, Inc. 2001 Stock Incentive Plan (the “2001 Plan”) and the Spartan Stores, Inc. Stock Incentive Plan of 2005 (the “2005 Plan”). The plans provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. Holders of restricted stock and stock awards are entitled to participate in cash dividends and dividend equivalents. As of March 26, 2011, 45,061 shares remained unissued under the 2001 Plan, and 1,136,758 shares remained unissued under the 2005 Plan.

Stock option awards are generally granted with an exercise price equal to the market value of Spartan Stores common stock at the date of grant, vest and become exercisable in 25 percent increments over a four-year service period and have a maximum contractual term of 10 years. Upon a “Change in Control”, as defined by the Plan, all outstanding options vest immediately. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is determined based upon a combination of historical volatility of Spartan Stores common stock and the expected volatilities of guideline companies that are comparable to Spartan Stores in most significant respects to reflect management’s best estimate of Spartan Stores’ future volatility over the option term. Due to certain events that are considered unusual and/or infrequent in nature, and that resulted in significant business changes during the limited historical exercise period, management does not believe that Spartan Stores’ historical exercise data will provide a reasonable basis upon which to estimate the expected term of stock options. Therefore, the expected term of stock options granted is determined using the “simplified” method as described in SEC Staff Accounting Bulletins that uses the following formula: ((vesting term + original contract term)/2). The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, using U.S. constant maturities with remaining terms equal to the expected term. Expected dividend yield is based on historical dividend payments.

The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. There were no stock options granted in fiscal 2011.

	2010	2009
Dividend yield	1.43%	0.86% – 1.01%
Expected volatility	41.50% –42.30%	37.55% –39.82%
Risk-free interest rate	2.28%	2.25% – 3.28%
Expected life of option	6.25 years	6.25 years

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the three years ended March 26, 2011:

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value (In thousands)
Options outstanding at March 29, 2008	580,632	13.16	6.56	5,059
Granted	290,780	22.72
Exercised	(157,554)	8.94		2,302
Cancelled	(7,491)	17.79

Options outstanding at March 28, 2009	706,367	$17.99	7.20	$1,506
Granted	179,382	13.87
Exercised	(27,869)	6.99		201
Cancelled	(26,031)	20.62

Options outstanding at March 27, 2010	831,849	$17.39	6.90	$1,279
Granted	—	—
Exercised	(27,128)	7.85		231
Cancelled	—	—

Options outstanding at March 26, 2011	804,721	$17.71	6.02	$1,243

Options exercisable at March 28, 2009	244,111	$11.29	4.65	$1,329

Options exercisable at March 27, 2010	366,113	$15.15	5.15	$1,111

Options exercisable at March 26, 2011	519,733	$16.94	5.19	$1,095

Vested and expected to vest in the future at March 26, 2011	792,649	$17.69	6.00	$1,236

The weighted average grant-date fair value of stock options granted during fiscal years 2010 and 2009 was $5.26 and $8.90, respectively. Cash received from option exercises was $0.2 million, $0.2 million and $1.4 million during fiscal years 2011, 2010 and 2009, respectively.

The following tables summarize information concerning options outstanding and options exercisable at March 26, 2011:

Options Outstanding
Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price
$2.29 – 13.75	209,260	3.75	$10.05
13.76 – 22.00	230,887	6.66	14.61
22.01 – 23.00	259,303	7.14	22.69
23.01 – 28.28	105,271	6.40	27.47

$2.29 – 28.28	804,721	6.02	$17.71

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options Exercisable
Exercise Prices	Options Exercisable	Weighted Average Exercise Price
$2.29 – 13.75	209,260	$10.05
13.76 – 22.00	100,378	15.46
22.01 – 23.00	134,002	22.68
23.01 – 28.28	76,093	27.72

$2.29 – 28.28	519,733	$16.94

Restricted shares awarded to employees vest ratably over a five-year service period. Awards granted to directors prior to May 10, 2006 vest 100 percent after three years and awards granted on or after May 10, 2006 vest in one-third increments over a three-year service period. Awards are subject to certain transfer restrictions and forfeiture prior to vesting. All shares fully vest upon a “Change in Control” as defined by the Plan. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the vesting period.

Historically, awards have been granted in the form of stock options and restricted stock. In fiscal 2010, Spartan Stores also granted restricted stock units (“RSU’s”) to certain executive employees of the Company. The RSU’s had a service condition and a performance condition that was to be met in order for the awards to vest. The performance condition was not met in fiscal 2010. In addition, no RSU’s were granted in fiscal 2011 and none are planned to be issued in fiscal 2012.

The following table summarizes restricted stock activity for the three years ended March 26, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding and nonvested at March 29, 2008	580,090	16.04
Granted	217,783	23.03
Vested	(177,062)	13.67
Forfeited	(30,118)	20.01

Outstanding and nonvested at March 28, 2009	590,693	19.12
Granted	333,746	13.88
Vested	(202,896)	15.61
Forfeited	(102,821)	14.06

Outstanding and nonvested at March 27, 2010	618,722	18.28
Granted	216,890	15.37
Vested	(280,437)	18.21
Forfeited	(7,404)	16.99

Outstanding and nonvested at March 26, 2011	547,771	$16.99

The total fair value of shares vested during fiscal years 2011, 2010 and 2009 was $4.3 million, $3.2 million and $2.4 million, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation expense recognized and included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings and related tax benefits were as follows:

(In thousands)	2011	2010	2009
Stock options	$929	$1,067	$1,841
Restricted stock	4,443	3,560	3,037
Tax benefits	(2,081)	(1,792)	(1,976)

	$3,291	$2,835	$2,902

As of March 26, 2011, total unrecognized compensation cost related to nonvested share-based awards granted under the stock incentive plans was $0.8 million for stock options and $6.5 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 1.5 years for stock options and 2.9 years for restricted stock.

Spartan Stores recognized tax deductions of $4.6 million, $3.3 million and $5.4 million related to the exercise of stock options and the vesting of restricted stock during fiscal years 2011, 2010 and 2009, respectively.

Spartan Stores has a stock bonus plan covering 300,000 shares of Spartan Stores common stock. Under the provisions of this plan, certain officers and key associates of Spartan Stores may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 30% of the portion of the bonus they elect to receive in stock. Compensation expense is recorded based upon the market price of the stock as of the measurement date. At March 26, 2011, 114,224 shares remained unissued under the plan.

Spartan Stores has an associate stock purchase plan covering 200,000 shares of Spartan Stores common stock. The plan provides that associates of Spartan Stores and its subsidiaries may purchase shares at 95% of the fair market value. At March 26, 2011, 9,657 shares had been issued under the plan.

Note 13

Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock/units to employees and directors of $3.3 million, $4.6 million and $5.0 million for fiscal years 2011, 2010 and 2009, respectively. Non-cash investing activities also include capital expenditures included in accounts payable of $4.0 million, $2.3 million and $3.8 million for fiscal years 2011, 2010 and 2009.

Note 14

Discontinued Operations

Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

During the second quarter of fiscal year 2008, Spartan Stores decided to close five The Pharm stores and one Felpausch Xpressmart. The decision to close the stores was based on a comprehensive evaluation of the stores’ performance trends, long-term growth prospects, on-going capital requirements and lease expiration

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dates. These stores were closed early in the third quarter of fiscal 2008. During the fourth quarter of fiscal year 2008, Spartan Stores approved a plan to close the remaining 14 The Pharm stores and sell the prescription files. In the first quarter of fiscal 2009, Spartan Stores completed the closure and disposition of the prescription files of 13 of the 14 remaining The Pharm stores, allowing Spartan Stores to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core distribution and conventional supermarket operations. In the second quarter of fiscal 2009, the closure and disposition of the prescription file of the last remaining store was completed. Total net cash proceeds of $13.8 million were received during fiscal 2008. Asset impairment charges and exit costs of $5.6 million were also recognized (Note 4).

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:

(In thousands)	March 26, 2011	March 27, 2010	March 28, 2009
Loss from discontinued operations (net of taxes of $73, $159 and $4,204)	$(232)	$(375)	$(6,380)
Gain on disposal of discontinued operations (net of taxes of $5,415)	—	—	8,218

Total earnings from discontinued operations	$(232)	$(375)	$1,838

Sales of discontinued operations for fiscal years 2011, 2010 and 2009 were $0.0 million, $0.0 million and $22.3 million, respectively. Significant assets and liabilities of discontinued operations are as follows:

(In thousands)	March 26, 2011	March 27, 2010
Current assets	$2,365	$2,286
Property, net	5,001	5,007
Other long-term assets	434	434
Current liabilities	1,490	3,659
Long-term liabilities	10	951

Note 15

Reporting Segment Information

Spartan Stores has two reportable segments. The Distribution segment supplies independent retail customers and its own retail stores with dry grocery, produce, dairy, meat, delicatessen, bakery, beverages, frozen food, seafood, floral, general merchandise, pharmacy and health and beauty care items. Sales to independent retail customers and inter-segment sales are recorded based upon a “cost plus” model for grocery, frozen, dairy, pharmacy and health and beauty care items and a “variable mark-up” model for meat, deli, bakery, produce, seafood, floral and general merchandise products. To supply its wholesale customers, Spartan Stores operates a fleet of tractors, conventional trailers and refrigerated trailers, substantially all of which are leased by Spartan Stores.

The Retail segment operates supermarkets in Michigan that typically offer dry grocery, produce, frozen, dairy, meat, beverages, floral, seafood, health and beauty care, delicatessen and bakery goods. Additionally, complementing these offerings, approximately 69% of the stores offer pharmacy services and 25 fuel centers were in operation as of March 26, 2011.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

The following tables set forth information about Spartan Stores by reporting segment:

(In thousands)	Distribution	Retail	Total
Year Ended March 26, 2011
Net sales to external customers	$1,089,689	$1,443,375	$2,533,064
Inter-segment sales	663,827	—	663,827
Depreciation and amortization	8,465	26,693	35,158
Operating earnings	47,987	19,979	67,966
Capital expenditures	8,800	24,229	33,029
Year Ended March 27, 2010
Net sales to external customers	$1,091,285	$1,460,671	$2,551,956
Inter-segment sales	687,423	—	687,423
Depreciation and amortization	8,598	26,042	34,640
Operating earnings	38,073	20,591	58,664
Capital expenditures	7,347	43,125	50,472
Year Ended March 28, 2009
Net sales to external customers	$1,248,614	$1,328,124	$2,576,738
Inter-segment sales	635,307	—	635,307
Depreciation and amortization	8,102	20,031	28,133
Operating earnings	43,184	29,560	72,744
Capital expenditures	12,647	44,602	57,249

(In thousands)	2011	2010	2009
Total Assets at Year End
Distribution	$261,028	$237,480	$233,450
Retail	484,839	510,486	484,029
Discontinued operations	5,529	5,515	5,832

Total	$751,396	$753,481	$723,311

Spartan Stores offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The following table presents sales by type of similar product and services:

(Dollars in thousands)	2011		2010		2009
Non-perishables (1)	$1,297,719	51%	$1,367,298	53%	$1,374,566	53%
Perishables (2)	906,945	36	895,005	35	904,999	35
Fuel	123,262	5	95,937	4	98,258	4
Pharmacy	205,138	8	193,716	8	198,915	8

Consolidated net sales	$2,533,064	100%	$2,551,956	100%	$2,576,738	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16

Quarterly Financial Information (unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. Common stock prices are the high and low sales prices for transactions reported on the NASDAQ Global Select Market for each period.

(In thousands, except per share data)	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)
Fiscal 2011
Net sales	$2,533,064	$571,471	$782,300	$602,056	$577,237
Gross margin	556,515	129,821	164,807	135,198	126,689
Restructuring, asset impairment and other	532	192	(2,425)	183	2,582
Earnings from continuing operations before income taxes	52,959	12,480	11,922	18,589	9,968
Earnings from continuing operations	32,539	7,649	7,470	11,345	6,075
Discontinued operations, net of taxes	(232)	124	(162)	(106)	(88)
Net earnings	32,307	7,773	7,308	11,239	5,987
Earnings from continuing operations per share:
Basic	$1.44	$0.34	$0.33	$0.50	$0.27
Diluted	1.43	0.34	0.33	0.50	0.26
Net earnings per share:
Basic	$1.43	$0.34	$0.32	$0.50	$0.27
Diluted	1.42	0.34	0.32	0.50	0.26
Dividends	$4,525	$1,131	$1,133	$1,131	$1,130
Common stock price — High	17.80	17.75	17.80	14.94	17.22
Common stock price — Low	12.76	13.95	13.21	12.76	13.45

(In thousands, except per share data)	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)
Fiscal 2010
Net sales	$2,551,956	$558,777	$786,930	$610,222	$596,027
Gross margin	558,650	126,132	165,491	136,013	131,014
Restructuring, asset impairment and other	6,154	4,838	715	—	601
Earnings from continuing operations before income taxes	42,408	5,082	8,533	17,342	11,451
Earnings from continuing operations	25,933	3,331	5,261	10,497	6,844
Discontinued operations, net of taxes	(375)	(95)	(232)	(63)	15
Net earnings	25,558	3,236	5,029	10,434	6,859
Earnings from continuing operations per share:
Basic	$1.16	$0.15	$0.23	$0.47	$0.31
Diluted	1.15	0.15	0.23	0.47	0.31
Net earnings per share:
Basic	$1.14	$0.14	$0.22	$0.47	$0.31
Diluted	1.14	0.14	0.22	0.46	0.31
Dividends	$4,483	$1,116	$1,124	$1,122	$1,121
Common stock price — High	17.02	15.03	15.70	15.06	17.02
Common stock price — Low	11.54	12.08	13.11	11.78	11.54

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of Spartan Stores’ disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of March 26, 2011 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of Spartan Stores’ management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the Evaluation Date, Spartan Stores’ management, including the CEO and CFO, concluded that Spartan Stores’ disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of Spartan Stores, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Spartan Stores’ internal controls were designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Spartan Stores; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Spartan Stores are being made only in accordance with authorizations of management and directors of Spartan Stores; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Spartan Stores’ assets that could have a material effect on the financial statements.

Management of Spartan Stores conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that Spartan Stores’ internal control over financial reporting was effective as of March 26, 2011.

The registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of March 26, 2011 as stated in their report on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Spartan Stores, Inc. and subsidiaries

Grand Rapids, Michigan

We have audited the internal control over financial reporting of Spartan Stores, Inc. and subsidiaries (the “Company”) as of March 26, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 26, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 26, 2011 of the Company and our report dated May 13, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan

May 13, 2011

Changes in Internal Controls Over Financial Reporting

During the last fiscal quarter, there was no change in Spartan Stores’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores’ internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is here incorporated by reference from the sections titled “The Board of Directors,” “Spartan Stores’ Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” and “Transactions with Related Persons” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2011.

Item 11.	Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the sections titled “Ownership of Spartan Stores Stock” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2011.

The following table provides information about Spartan Stores’ equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2011.

EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	804,721	$17.71	1,296,043
Equity compensation plans not approved by security holders	0	Not applicable	0

Total	804,721	$17.71	1,296,043

(1)	Consists of the Spartan Stores, Inc. 1991 Stock Option Plan, the Spartan Stores, Inc. 2001 Stock Incentive Plan, the Spartan Stores, Inc. 2001 Stock Bonus Plan, and the Stock Incentive Plan of 2005. Stock options may no longer be issued under the 1991 Stock Option Plan. The numbers of shares reflected in column (c) in the table above with respect to the Stock Incentive Plan of 2005 (1,136,758 shares), the 2001 Stock Incentive Plan (45,061 shares) and the 2001 Stock Bonus Plan (114,224 shares) represent shares that may be issued other than upon the exercise of an option, warrant or right. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in Spartan Stores’ capitalization.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and the table captioned “Board of Directors Committee Membership” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated May 13, 2011

Consolidated Balance Sheets at March 26, 2011 and March 27, 2010

Consolidated Statements of Earnings for each of the three years in the period ended March 26, 2011

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended March 26, 2011

Consolidated Statements of Cash Flows for each of the three years in the period ended March 26, 2011

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules.

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit Number	Document

2.1	Asset Purchase Agreement, dated March 19, 2007, by and among G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., and Felpausch Kalamazoo, LLC as Seller, and Family Fare, LLC, Prevo’s Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC as Purchaser, previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, as filed March 23, 2007. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

2.2	Third Amendment to the Asset Purchase Agreement, dated June 15, 2007, by and among G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., Felpausch Kalamazoo, LLC, and Felpausch-Kelly, L.L.C. as Seller, and Family Fare, LLC, Prevo’s Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC as Purchaser, previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed June 21, 2007. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

2.3	Asset Purchase Agreement dated March 31, 2008 between Rite Aid of Ohio, Inc. and Seaway Food Town, Inc. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the fiscal year ended March 28, 2009. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

2.4	Asset Purchase Agreement dated October 13, 2008 by and among VG’s Food Center, Inc. and VG’s Pharmacy, Inc. as Seller and Family Fare, LLC as Purchaser. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed October 15, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture by and between Spartan Stores, Inc. and The Bank of New York Trust Company, N.A. as Trustee dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.2	Registration Rights Agreement among Spartan Stores, Inc. and Banc of America Securities LLC and Bear, Stearns & Co., Inc., as representatives of the Initial Purchasers named therein dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.3	Form of 3.375% Convertible Senior Note due 2027. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

10.1	Purchase Agreement by and among Spartan Stores, Inc. and the Initial Purchasers named therein dated as of May 23, 2007. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

Exhibit Number	Document

10.2	Loan and Security Agreement dated December 23, 2003, by and among Spartan Stores, Inc. and certain subsidiaries as borrowers, Congress Financial Corporation (Central) as agent, the lenders named therein as lenders, and joined in by certain subsidiaries of Spartan Stores, Inc. as guarantors. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.3	Amendment No. 2 to Loan and Security Agreement dated December 22, 2004, between Spartan Stores, Inc. and its subsidiaries and Congress Financial Corporation, Key Bank National Association, Fleet Capital Corporation, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank.

10.4	Amendment No. 3 to Loan and Security Agreement dated December 9, 2005 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank.

10.5	Amendment No. 4 to Loan and Security Agreement dated March 17, 2006 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank.

10.6	Amendment No. 5 to Loan and Security Agreement dated April 5, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed April 11, 2007. Here incorporated by reference.

10.7	Amendment No. 6 to Loan and Security Agreement dated May 22, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.8	Amendment No. 7 to Loan and Security Agreement dated May 20, 2009 between Spartan Stores, Inc. and subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed May 22, 2009. Here incorporated by reference.

10.9	Amendment No. 8 to Loan and Security Agreement dated May 4, 2010 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on May 7, 2010. Here incorporated by reference.

10.10	Amendment No. 9 to Loan and Security Agreement dated September 30, 2010 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Key Bank National Association, Bank of America, N.A., PNC Bank N.A., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on October 5, 2010. Here incorporated by reference.

10.11	Swap Transaction Confirmation. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on January 8, 2009. Here incorporated by reference.

Exhibit Number	Document

10.12	Letter Agreement between Spartan Stores, Inc. and Wachovia Capital Finance Corporation (Central) as Agent for the Lenders, dated August 17, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed August 17, 2007. Here incorporated by reference.

10.13*	Spartan Stores, Inc. Executive Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on August 12, 2010. Here incorporated by reference.

10.14*	Form of Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on August 12, 2010. Here incorporated by reference.

10.15*	Spartan Stores, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 27, 2010. Here incorporated by reference.

10.16*	Determination of Compensation Committee pursuant to the Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on August 3, 2009. Here incorporated by reference.

10.17*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores’ Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.18*	Spartan Stores, Inc. Supplemental Executive Retirement Plan, as amended. Previously filed as an as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 27, 2010. Here incorporated by reference.

10.19*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.20*	Spartan Stores, Inc. Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 19, 2010. Here incorporated by reference.

10.21*	Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

10.22*	Form of Restricted Stock Award to officers, dated May 12, 2010. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 19, 2010. Here incorporated by reference.

10.23*	Form of Restricted Stock Award to non-employee directors, dated May 12, 2010. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 19, 2010. Here incorporated by reference.

10.24*	Form of Executive Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.25*	Form of Executive Employment Agreement between Spartan Stores, Inc. and Craig C. Sturken. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.26*	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

Exhibit Number	Document

10.28*	Form of Executive Severance Agreement between Spartan Stores, Inc. and Craig C. Sturken. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.29*	Form of Amendment to Executive Severance Agreements. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on June 1, 2010. Here incorporated by reference.

10.30	Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores Distribution, LLC. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spartan Stores, Inc. (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: May 13, 2011	By	/s/ Dennis Eidson
Dennis Eidson
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.

May 13, 2011	By	/s/ M. Shân Atkins
M. Shân Atkins
Director

May 13, 2011	By	/s/ Dennis Eidson
Dennis Eidson
President, Chief Executive Officer and Director (Principal Executive Officer)

May 13, 2011	By	/s/ Dr. Frank M. Gambino
Dr. Frank M. Gambino
Director

May 13, 2011	By	/s/ Frederick S. Morganthall, II
Frederick S. Morganthall, II
Director

May 13, 2011	By	/s/ Elizabeth A. Nickels
Elizabeth A. Nickels
Director

May 13, 2011	By	/s/ Timothy J. O’Donovan
Timothy J. O’Donovan
Director

May 13, 2011	By	/s/ Craig C. Sturken
Craig C. Sturken
Chairman and Director

May 13, 2011	By	/s/ James F. Wright
James F. Wright
Director

May 13, 2011	By	/s/ Wendy A. Beck
Wendy A. Beck
Director

May 13, 2011	By	/s/ Yvonne R. Jackson
Yvonne R. Jackson
Director

May 13, 2011	By	/s/ David M. Staples
David M. Staples
Executive Vice President and Chief Financial Officer

May 13, 2011	*By	/s/ Dennis Eidson
Dennis Eidson
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Document

2.1	Asset Purchase Agreement, dated March 19, 2007, by and among G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., and Felpausch Kalamazoo, LLC as Seller, and Family Fare, LLC, Prevo’s Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC as Purchaser, previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, as filed March 23, 2007. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

2.2	Third Amendment to the Asset Purchase Agreement, dated June 15, 2007, by and among G&R Felpausch Company, Felpausch Food Centers, LLC, Hastings Catalog Sales, Inc., Felpausch Kalamazoo, LLC, and Felpausch-Kelly, L.L.C. as Seller, and Family Fare, LLC, Prevo’s Family Markets, Inc., MSFC, LLC, and Spartan Stores Fuel, LLC as Purchaser, previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed June 21, 2007. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

2.3	Asset Purchase Agreement dated March 31, 2008 between Rite Aid of Ohio, Inc. and Seaway Food Town, Inc. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the fiscal year ended March 28, 2009. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

2.4	Asset Purchase Agreement dated October 13, 2008 by and among VG’s Food Center, Inc. and VG’s Pharmacy, Inc. as Seller and Family Fare, LLC as Purchaser. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed October 15, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture by and between Spartan Stores, Inc. and The Bank of New York Trust Company, N.A. as Trustee dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.2	Registration Rights Agreement among Spartan Stores, Inc. and Banc of America Securities LLC and Bear, Stearns & Co., Inc., as representatives of the Initial Purchasers named therein dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.3	Form of 3.375% Convertible Senior Note due 2027. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

10.1	Purchase Agreement by and among Spartan Stores, Inc. and the Initial Purchasers named therein dated as of May 23, 2007. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

Exhibit Number	Document

10.2	Loan and Security Agreement dated December 23, 2003, by and among Spartan Stores, Inc. and certain subsidiaries as borrowers, Congress Financial Corporation (Central) as agent, the lenders named therein as lenders, and joined in by certain subsidiaries of Spartan Stores, Inc. as guarantors. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.3	Amendment No. 2 to Loan and Security Agreement dated December 22, 2004, between Spartan Stores, Inc. and its subsidiaries and Congress Financial Corporation, Key Bank National Association, Fleet Capital Corporation, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank.

10.4	Amendment No. 3 to Loan and Security Agreement dated December 9, 2005 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank.

10.5	Amendment No. 4 to Loan and Security Agreement dated March 17, 2006 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank.

10.6	Amendment No. 5 to Loan and Security Agreement dated April 5, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed April 11, 2007. Here incorporated by reference.

10.7	Amendment No. 6 to Loan and Security Agreement dated May 22, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.8	Amendment No. 7 to Loan and Security Agreement dated May 20, 2009 between Spartan Stores, Inc. and subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed May 22, 2009. Here incorporated by reference.

10.9	Amendment No. 8 to Loan and Security Agreement dated May 4, 2010 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on May 7, 2010. Here incorporated by reference.

10.10	Amendment No. 9 to Loan and Security Agreement dated September 30, 2010 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Key Bank National Association, Bank of America, N.A., PNC Bank N.A., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on October 5, 2010. Here incorporated by reference.

10.11	Swap Transaction Confirmation. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on January 8, 2009. Here incorporated by reference.

10.12	Letter Agreement between Spartan Stores, Inc. and Wachovia Capital Finance Corporation (Central) as Agent for the Lenders, dated August 17, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed August 17, 2007. Here incorporated by reference.

Exhibit Number	Document

10.13*	Spartan Stores, Inc. Executive Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on August 12, 2010. Here incorporated by reference.

10.14*	Form of Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on August 12, 2010. Here incorporated by reference.

10.15*	Spartan Stores, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 27, 2010. Here incorporated by reference.

10.16*	Determination of Compensation Committee pursuant to the Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on August 3, 2009. Here incorporated by reference.

10.17*	Spartan Stores, Inc. 1991 Stock Option Plan, as amended. Previously filed as an exhibit to Spartan Stores’ Registration Statement on Form S-3 filed January 12, 2001. Here incorporated by reference.

10.18*	Spartan Stores, Inc. Supplemental Executive Retirement Plan, as amended. Previously filed as an as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 27, 2010. Here incorporated by reference.

10.19*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.20*	Spartan Stores, Inc. Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 19, 2010. Here incorporated by reference.

10.21*	Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

10.22*	Form of Restricted Stock Award to officers, dated May 12, 2010. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 19, 2010. Here incorporated by reference.

10.23*	Form of Restricted Stock Award to non-employee directors, dated May 12, 2010. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 19, 2010. Here incorporated by reference.

10.24*	Form of Executive Employment Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.25*	Form of Executive Employment Agreement between Spartan Stores, Inc. and Craig C. Sturken. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.26*	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.28*	Form of Executive Severance Agreement between Spartan Stores, Inc. and Craig C. Sturken. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on December 24, 2008. Here incorporated by reference.

10.29*	Form of Amendment to Executive Severance Agreements. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on June 1, 2010. Here incorporated by reference.

Exhibit Number	Document

10.30	Amended and Restated Lease, dated as of January 26, 2000, between Plymouth Investors Limited Liability Company and Spartan Stores Distribution, LLC. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.