Form 10-Q
period 2011-06-18
SPARTAN STORES INC
filed 2011-07-28
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 18, 2011.

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

As of July 25, 2011 the registrant had 22,870,241 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, “Spartan Stores”). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” is “confident” that a particular occurrence or event “began,” “will,” “may,” “could,” “should” or “will likely” result or occur, or “appears” to have occurred, or will “continue” in the future, that a development is an “opportunity,” a “priority,” a “strategy,” or “initiative” or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment, restructuring cost provisions and fair value measurements are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores’ Annual Report on Form 10-K for the year ended March 26, 2011 (in particular, you should refer to the discussion of “Risk Factors” in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and improve our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors or changing consumer behavior; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends; and implement the other programs, initiatives, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports or presentations, our press releases and our public comments is not certain and will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

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

Our dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors in its discretion. The ability of the Board of Directors to continue to declare dividends and the amount and timing of the Company’s future repurchases of shares of common stock, if any, will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

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

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 18, 2011	March 26, 2011
Assets

Current assets
Cash and cash equivalents	$37,713	$43,824
Accounts receivable, net	62,228	56,344
Inventories, net	132,476	103,814
Prepaid expenses and other current assets	9,216	7,408
Deferred taxes on income	2,041	1,526
Property held for sale	1,708	—

Total current assets	245,382	212,916

Goodwill	241,132	241,244

Property and equipment, net	239,799	241,448

Other, net	56,781	55,788

Total assets	$783,094	$751,396

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$129,737	$100,919
Accrued payroll and benefits	30,035	37,679
Other accrued expenses	19,411	18,343
Current portion of restructuring costs	4,330	4,470
Current maturities of long-term debt and capital lease obligations	4,235	4,205

Total current liabilities	187,748	165,616

Long-term liabilities
Deferred taxes on income	71,324	66,241
Postretirement benefits	14,635	14,222
Other long-term liabilities	17,765	18,269
Restructuring costs	10,158	10,832
Long-term debt and capital lease obligations	170,489	170,711

Total long-term liabilities	284,371	280,275

Commitments and contingencies (Note 5)

Shareholders’ equity
Common stock, voting, no par value; 50,000 shares authorized; 22,837 and 22,619 shares outstanding	163,079	162,086
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(13,084)	(13,016)
Retained earnings	160,980	156,435

Total shareholders’ equity	310,975	305,505

Total liabilities and shareholders’ equity	$783,094	$751,396

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	12 Weeks Ended
	June 18, 2011	June 19, 2010

Net sales	$602,564	$577,237
Cost of sales	477,227	450,548

Gross margin	125,337	126,689

Operating expenses
Selling, general and administrative	111,341	110,760
Restructuring, asset impairment and other	—	2,582

Total operating expenses	111,341	113,342

Operating earnings	13,996	13,347

Other income and expenses
Interest expense	3,242	3,429
Other, net	(70)	(50)

Total other income and expenses	3,172	3,379

Earnings before income taxes and discontinued operations	10,824	9,968
Income taxes	4,689	3,893

Earnings from continuing operations	6,135	6,075

Loss from discontinued operations, net of taxes	(106)	(88)

Net earnings	$6,029	$5,987

Basic earnings per share:
Earnings from continuing operations	$0.27	$0.27
Loss from discontinued operations	—	—

Net earnings	$0.27	$0.27

Diluted earnings per share:
Earnings from continuing operations	$0.27	$0.27
Loss from discontinued operations	(0.01)	(0.01)

Net earnings	$0.26	$0.26

Weighted average shares outstanding:
Basic	22,691	22,528
Diluted	22,777	22,607

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance – March 26, 2011	22,619	$162,086	$(13,016)	$156,435	$305,505

Comprehensive income/loss, net of tax:
Net earnings	—	—	—	6,029	6,029
Change in fair value of interest rate swap, net of taxes of $43	—	—	(68)	—	(68)

Total comprehensive income					5,961

Dividends – $.065 per share	—	—	—	(1,484)	(1,484)
Stock-based employee compensation	—	1,721	—	—	1,721
Issuances of common stock and related tax benefits on stock option exercises	14	166	—	—	166
Issuances of restricted stock and related income tax	256	(99)	—	—	(99)
Cancellations of restricted stock	(52)	(795)	—	—	(795)

Balance – June 18, 2011	22,837	$163,079	$(13,084)	$160,980	$310,975

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	12 Weeks Ended
	June 18, 2011	June 19, 2010
Cash flows from operating activities
Net earnings	$6,029	$5,987
Loss from discontinued operations	106	88

Earnings from continuing operations	6,135	6,075
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other	—	2,293
Non-cash convertible debt interest	823	823
Depreciation and amortization	8,359	7,864
LIFO income – warehouse consolidation	—	(1,950)
LIFO expense	658	142
Postretirement benefits expense	301	897
Deferred taxes on income	4,576	4,933
Stock-based compensation expense	1,721	1,106
Excess tax benefit on stock compensation	(84)	(150)
Gain on repurchase of convertible notes	—	(69)
Other	18	80
Change in operating assets and liabilities:
Accounts receivable	(5,953)	890
Inventories	(29,320)	(8,223)
Prepaid expenses and other assets	(2,792)	(1,804)
Accounts payable	31,377	8,961
Accrued payroll and benefits	(8,248)	(4,269)
Postretirement benefits payments	(79)	(86)
Other accrued expenses and other liabilities	(770)	(6,066)

Net cash provided by operating activities	6,722	11,447

Cash flows from investing activities
Purchases of property and equipment	(9,668)	(6,316)
Net proceeds from the sale of assets	23	62
Other	(739)	28

Net cash used in investing activities	(10,384)	(6,226)

Cash flows from financing activities
Proceeds from revolving credit facility	333	98,580
Payments on revolving credit facility	(333)	(93,080)
Repurchase of convertible notes	—	(10,724)
Repayment of other long-term borrowings	(1,015)	(1,380)
Excess tax benefit on stock compensation	84	150
Proceeds from exercise of stock options	164	142
Dividends paid	(1,484)	(1,130)

Net cash used in financing activities	(2,251)	(7,442)

Cash flows from discontinued operations
Net cash used in operating activities	(198)	(434)
Net cash used in investing activities	—	(74)

Net cash used in discontinued operations	(198)	(508)

Net decrease in cash and cash equivalents	(6,111)	(2,729)
Cash and cash equivalents at beginning of period	43,824	9,170

Cash and cash equivalents at end of period	$37,713	$6,441

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of June 18, 2011, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2

Restructuring, Asset Impairment and Other

Restructuring, asset impairment and other included in the Consolidated Statements of Earnings consisted of the following:

(In thousands)
	Distribution	Retail	Total
12 Weeks Ended June 19, 2010
Restructuring and asset impairment	$2,432	$150	$2,582

The following table provides the activity of restructuring costs for the 12 weeks ended June 18, 2011. Restructuring costs recorded in the Consolidated Balance Sheets are included in “Current portion of restructuring costs” in Current liabilities and “Restructuring costs” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)

Balance at March 26, 2011	$15,302
Changes in estimates	(112)
Payments, net of interest accretion	(702)

Balance at June 18, 2011	$14,488

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 3

Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At June 18, 2011, and March 26, 2011, the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	June 18, 2011	March 26, 2011

Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$4,235	$4,205
Long-term debt and capital lease obligations	170,489	170,711
Equity component of convertible debt	11,806	12,629

Total book value of debt instruments	186,530	187,545
Fair value of debt instruments	176,993	177,112

Excess of book value over fair value	$9,537	$10,433

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

At June 18, 2011 and March 26, 2011, the fair value of the interest rate swap liability was approximately $1.2 million and $1.1 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value measurements are classified within Level 2 of the hierarchy as significant observable market inputs are readily available as the basis of the fair value measurements.

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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap has been designated as a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores’ senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.44% at June 18, 2011) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with the senior secured revolving credit facility on December 24, 2012.

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instrument designated as an interest rate cash flow hedge:

(In thousands)
Balance Sheet Classification	June 18, 2011	March 26, 2011

Other long-term liabilities	$1,196	$1,085

The following table provides a summary of the financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for the first quarter ended June 18, 2011:

(In thousands)
	Location in Consolidated Financial Statements
Loss, net of taxes, recognized in other comprehensive income	Accumulated Other Comprehensive Income	$68

Pre-tax loss reclassified from accumulated other comprehensive loss	Interest expense	141

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

Spartan Stores contributes to the Central States multi-employer pension plan based on obligations arising from its collective bargaining agreement covering its warehouse union associates. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions; however, Spartan Stores is not a trustee. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan.

Based on the most recent information available to Spartan Stores, we believe that the present value of actuarial accrued liabilities in this multi-employer plan exceeds the value of the assets held in trust to pay benefits. Because we are one of a number of employers contributing to this plan, it is difficult to ascertain what our share of the underfunding would be, although we anticipate that our contributions to this plan will increase each year. To reduce this underfunding we expect meaningful increases in expense as a result of required incremental multi-employer pension plan contributions over the years. Any adjustment for a withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 6

Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the first quarter ended June 18, 2011 and June 19, 2010:

(In thousands)
12 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	June 18, 2011	June 19, 2010	June 18, 2011	June 19, 2010	June 18, 2011	June 19, 2010
Service cost	$—	$807	$—	$14	$44	$45
Interest cost	668	723	12	12	98	97
Expected return on plan assets	(942)	(998)	—	—	—	—
Amortization of prior service cost	—	(147)	—	—	(12)	(12)
Recognized actuarial net loss	382	345	9	10	30	28

Net periodic benefit cost	$108	$730	$21	$36	$160	$158

No contribution payments are required to be made in fiscal 2012 to meet the minimum pension funding requirements until the accumulated funding standard carryover balance of $3.0 million is fully utilized. As of June 18, 2011, no contributions have been made. Spartan Stores will assess the prudence of making an additional voluntary contribution to the plan during the third quarter of fiscal 2012.

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

Note 7

Taxes on Income

During the first quarter of fiscal 2012, the Michigan state legislature enacted the Corporate Income Tax (CIT) effective January 1, 2012. The new CIT will replace the current Michigan Business Tax that is in effect through December 31, 2011. As a result, Spartan Stores recorded a one-time, non-cash income tax charge relating to the write-off of net deferred tax assets and liabilities that will no longer be realized under the CIT of approximately $0.5 million in Income Taxes in the first quarter and a corresponding change in Deferred Taxes on Income. As a result of this charge and the current state tax provision in the first quarter of fiscal 2012, the effective income tax rate was 43.3% versus the Federal statutory income tax rate of 35.0%. The effective tax rate without this charge was 38.5%

There were no material changes to the amount of unrecognized tax benefits during the first quarter of fiscal 2012.

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

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.7 million ($0.03 per diluted share) and $0.7 million ($0.03 per diluted share) in the first quarter of fiscal 2012 and 2011, respectively, as a component of Operating expenses and Income taxes in the Consolidated Statements of Earnings.

The following table summarizes activity in the share-based compensation plans for the first quarter ended June 18, 2011:

	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Outstanding at March 26, 2011	804,721	$17.71	547,771	$16.99
Granted	—	—	222,848	16.06
Exercised/Vested	(14,263)	12.84	(171,511)	17.62
Cancelled/Forfeited	—	—	(1,942)	14.65

Outstanding at June 18, 2011	790,458	$17.80	597,166	$16.47

Vested and expected to vest in the future at June 18, 2011	784,171	$17.80

Exercisable at June 18, 2011	643,557	$17.81

There were no stock options granted during the first quarter ended June 18, 2011 and June 19, 2010. If stock options had been granted the fair value of each stock option grant would be estimated on the date of grant using the Black-Scholes option-pricing model.

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

As of June 18, 2011, total unrecognized compensation cost related to nonvested share-based awards granted under our stock incentive plans was $0.6 million for stock options and $8.9 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 1.3 years for stock options and 3.0 years for restricted stock.

Note 9

Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:

(In thousands)	12 Weeks Ended
	June 18, 2011	June 19, 2010

Loss from discontinued operations (net of taxes of ($81) and ($56))	$(106)	$(88)

Note 10

Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock/units to employees and directors of $3.6 million and $3.2 million for the first quarters ended June 18, 2011 and June 19, 2010, respectively. Non-cash investing activities include capital expenditures included in current liabilities of $2.4 million and $1.0 million for the first quarters ended June 18, 2011 and June 19, 2010, respectively.

Note 11

Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
12 Weeks Ended June 18, 2011
Net sales	$257,129	$345,435	$602,564
Inter-segment sales	150,437	—	150,437
Depreciation and amortization	1,913	6,454	8,367
Operating earnings	7,402	6,594	13,996
Capital expenditures	1,906	7,762	9,668

12 Weeks Ended June 19, 2010
Net sales	$245,275	$331,962	$577,237
Inter-segment sales	149,132	—	149,132
Depreciation and amortization	1,871	5,964	7,835
Operating earnings	7,985	5,362	13,347
Capital expenditures	1,785	4,531	6,316

	June 18, 2011	March 26, 2011
Total assets
Distribution	$285,179	$261,028
Retail	492,469	484,839
Discontinued operations	5,446	5,529

Total	$783,094	$751,396

The following table presents sales by type of similar product and services:

	12 Weeks Ended
(Dollars in thousands)	June 18, 2011		June 19, 2010

Non-perishables (1)	$292,977	49%	$294,535	51%
Perishables (2)	218,205	36	211,731	37
Pharmacy	49,710	8	44,084	7
Fuel	41,672	7	26,887	5

Consolidated net sales	$602,564	100%	$577,237	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 12

Convertible Note Repurchase

During the first quarter of fiscal 2011 the Company repurchased $12.3 million in principal amount of its outstanding convertible senior notes for approximately $10.7 million and a resultant gain of $0.1 million.

Note 13

Company-Owned Life Insurance

During the first quarter of fiscal 2011 the Company purchased variable universal life insurance policies on certain key associates. The company-owned policy had annual premium payments of $0.8 million recorded in the first quarter of fiscal 2012 and fiscal 2011 and currently has a net cash surrender value of $1.6 million, which is recorded on the balance sheet in Other Assets. These company-owned policies have an aggregate amount of life insurance coverage of approximately $15 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

We operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 375 independently owned grocery stores and our 97 corporate owned stores. Our Retail segment operates 97 retail supermarkets in Michigan under the banners D&W Fresh Markets, Family Fare Supermarkets, Glen’s Markets, and VG’s Food and Pharmacy and 25 fuel centers/convenience stores, adjacent to our supermarket locations, under the banners D&W Fresh Markets Quick Stop, Family Fare Quick Stop, Glen’s Quick Stop and VG’s Quick Stop. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

Our sales and operating performance vary with seasonality. Our first and fourth quarters are typically our lowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected by the timing of the Easter holiday, which results in a strong sales period. Many northern Michigan stores are dependent on tourism, which is affected by the economic environment and seasonal weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. Typically all quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. However, fiscal year 2012 will include a 53rd week.

At the beginning of the fourth quarter of fiscal 2010, we began implementing the conclusions of a comprehensive, multi-year supply chain optimization study. This was another important step in our ongoing strategy of maintaining a low cost grocery distribution operation. We reached an agreement with the Teamsters Local 337 to transition our Plymouth, Michigan dry grocery distribution operation to our Grand Rapids, Michigan facility. The transition was substantially complete at the end of the fourth quarter of fiscal 2010. During the past several years, we have prudently invested capital to upgrade our distribution system technology, expand our produce ripening operations, upgrade our entire fleet of trucks, and complete a major warehouse re-racking project at our Grand Rapids grocery distribution center that significantly increased warehouse capacity and improved space utilization. In addition to improved customer service through a centralized Grand Rapids facility, this decision, along with our other cost reduction initiatives is intended to create better alignment between the current level of business activity and our cost structure. In conjunction with the warehouse optimization, we implemented another administrative cost reduction initiative by eliminating certain positions. For the full year fiscal 2011, we incurred an after tax net benefit of $0.6 million as a result of a favorable LIFO inventory benefit due to inventory reductions, partially offset by a lease termination and additional distribution center closing costs.

Results of Operations

The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales		Percentage Change
	June 18, 2011	June 19, 2010	Fiscal 2012 / Fiscal 2011

Net sales	100.0	100.0	4.4
Gross margin	20.8	21.9	(1.1)
Selling, general and administrative expenses	18.5	19.2	0.5
Restructuring and asset impairment costs	0.0	0.4	*

Operating earnings	2.3	2.3	4.9

Other income and expenses	0.5	0.6	(6.1)

Earnings before income taxes and discontinued operations	1.8	1.7	8.6
Income taxes	0.8	0.7	20.4

Earnings from continuing operations	1.0	1.0	1.0
Earnings from discontinued operations, net of taxes	0.0	0.0	*

Net earnings	1.0	1.0	0.7

*	Percentage change is not meaningful

Net Sales – Net sales for the quarter ended June 18, 2011 (“first quarter”) increased $25.4 million, or 4.4%, from $577.2 million in the quarter ended June 19, 2010 (“prior year first quarter”) to $602.6 million.

Net sales for the first quarter in our Retail segment increased $13.4 million, or 4.1%, from $332.0 million in the prior year first quarter to $345.4 million. The first quarter increase was primarily due to an increase in fuel center sales of $14.9 million partially offset by a comparable store sales decrease of 0.9%.

The comparable store sales decrease was primarily a result of cautious consumer spending due to Michigan’s current economic state and competitive activity. We define a retail store as comparable when it is in operation for 14 periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

Net sales for the first quarter in our Distribution segment increased $11.8 million, or 4.8%, from $245.3 million in the prior year first quarter to $257.1 million. The first quarter increase was primarily due to new distribution customer business of $5.7 million and pharmacy sales growth of $5.2 million.

The Company expects that the second quarter distribution sales growth and retail comparable store sales rate, excluding fuel, will be comparable to the first quarter of fiscal 2012. Excluding the 53rd week in fiscal 2012, the Company continues to expect comparable store sales to turn positive in the second half of the year as we benefit from cycling fiscal 2011’s competitive store activity, and we continue to execute our capital investment program, rollout our loyalty program across the remaining banners and the economy continues to experience inflation.

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

Gross margin for the first quarter decreased $1.4 million, or 1.1%, from $126.7 million in the prior year first quarter to $125.3 million. As a percent of net sales, gross margin for the first quarter decreased to 20.8% from 21.9%. The decrease in gross margin rate was due primarily to a shift in mix of sales to fuel and distribution, a decline in distribution margins driven by LIFO income of $2.0 million that was recognized in the prior year related to the Company’s reduced inventory levels resulting from the warehouse consolidation initiative as well as a lower rate of procurement related income. LIFO expense for first quarter fiscal 2012 was $0.7 million versus $0.2 million in the prior year, excluding the impact of the LIFO income mentioned above.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the first quarter increased $0.5 million, or 0.5%, from $110.8 million (excluding restructuring charges) in the prior year first quarter to $111.3 million. As a percent of net sales, SG&A expenses were 18.5% for the first quarter compared to 19.2% (excluding restructuring charges) in the prior year first quarter.

The net increase in first quarter SG&A expenses was primarily due to the following:

•	Increased compensation and benefit expenses of $0.7 million, reduced promotional reimbursements of $0.6 million, and increased transportation costs of $0.5 in our Distribution segment.

•	Increased depreciation and amortization of $0.5 million.

•	Increased debit/credit card fees of $0.4 million.

•	Decreases in our Retail segment primarily due to lower occupancy costs of $0.8 million.

•	Decreases in store labor of $0.6 million primarily due to a favorable variance in health benefits as a result of lower claims activity.

•	Decreased incentive compensation expense of $0.4 million.

•	Decreases in various other expenses due to continuing focus on containing costs.

Restructuring, Asset Impairment and Other – The prior year first quarter charges of $2.6 million consisted primarily of charges/adjustments related to the Company’s warehouse consolidation initiative, which began in fiscal 2010.

Interest Expense – Interest expense decreased $0.2 million, or 6.1%, from $3.4 million in the prior year first quarter to $3.2 million. The decrease in interest expense was due primarily to lower net borrowings.

Income Taxes – The effective tax rate is 43.3% and 39.1% for the first quarter and prior year first quarter, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes plus the charge related to a tax law change outlined below. Without this change the effective rate would be 38.5% this year.

In the first quarter of fiscal 2012, the Michigan state legislature enacted the Corporate Income Tax (CIT) effective January 1, 2012. The new CIT will replace the current Michigan Business Tax that is in effect through December 31, 2011. As a result, Spartan Stores recorded a one-time, non-cash income tax charge relating to the write-off of net deferred tax assets and liabilities that will no longer be realized under the CIT of approximately $0.5 million in Income Taxes in the first quarter and a corresponding change in Deferred Taxes on Income. As a result of this charge, in the first quarter of fiscal 2012, the effective income tax rate was 43.3% versus the Federal statutory income tax rate of 35.0%.

Discontinued Operations

Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the first quarter and prior year first quarter:

(In thousands)	June 18, 2011	June 19, 2010
Net cash provided by operating activities	$6,722	$11,447
Net cash used in investing activities	(10,384)	(6,226)
Net cash used in financing activities	(2,251)	(7,442)
Net cash used in discontinued operations	(198)	(508)

Net decrease in cash and cash equivalents	(6,111)	(2,729)
Cash and cash equivalents at beginning of year	43,824	9,170

Cash and cash equivalents at end of period	$37,713	$6,441

Net cash provided by operating activities decreased from the prior year first quarter period primarily due to increased working capital as a result of increased sales and the payment of fiscal year 2011 incentive compensation.

Net cash used in investing activities increased during the first quarter primarily due to capital expenditures which increased $3.4 million to $9.7 million. Of this amount, our Retail and Distribution segments utilized 80.3% and 19.7%, respectively. Expenditures during the current fiscal year were primarily related to three store remodels.

The terms of our senior secured revolving credit facility contain certain covenants which could restrict our capital expenditures if we fail to achieve the required ratios. Our current available borrowings are approximately $126.6 million above these limits as of June 18, 2011 and we do not expect to fall below the restricted levels. We expect capital and real estate development expenditures to range from $42.0 million to $45.0 million for fiscal 2012.

Net cash used in financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. Net payments on long-term borrowings were $1.0 million in the first quarter this year. In the prior year net long term repayments totaled $12.1 million partially offset by net proceeds from revolver borrowings of $5.5 million. Cash dividends of $1.5 million were paid in the first quarter versus $1.1 million in the prior year. This increase was due to a 30% increase in dividends from $0.05 per share to $0.065 per share that was approved by the Board of Directors and announced on May 18, 2011. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at June 18, 2011 are $4.2 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations includes the net cash flows of our discontinued operations and consists primarily of the payment of store asset impairment costs, insurance run-off claims and other liabilities offset by the proceeds from the sale of assets and sublease income.

Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of June 18, 2011, our senior secured revolving credit facility had outstanding borrowings of $45.0 million and additional available borrowings of $146.6 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores’ business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

Our current ratio increased to 1.31:1.00 at June 18, 2011 from 1.29:1.00 at March 26, 2011 and our investment in working capital increased to $57.7 million at June 18, 2011 from $47.3 million at March 26, 2011 principally due to seasonality and increased sales. Our total net long-term debt (including current maturities and capital lease obligations net of cash and cash equivalents) to total capital ratio at June 18, 2011 was 0.31:1.00 versus 0.30:1.00 at March 26, 2011.

Consolidated Adjusted EBITDA is a non-GAAP financial measure that is defined under the terms of our credit facility as net earnings from continuing operations plus depreciation and amortization, and other non-cash charges including imputed interest, deferred (stock) compensation, LIFO expense and costs associated with the closing of operational locations, plus interest expense and the provision for income taxes to the extent deducted in the computation of net earnings.

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

Following is a reconciliation of net earnings to Adjusted EBITDA for quarters ended June 18, 2011 and June 19, 2010.

	Year-to-Date
(In thousands)	June 18, 2011	June 19, 2010
Net earnings	$6,029	$5,987
Add:
Discontinued operations	106	88
Income taxes	4,689	3,893
Interest expense	3,242	3,429
Non-operating expense	(70)	(50)

Operating earnings	13,996	13,347
Add (Subtract):
Depreciation and amortization	8,367	7,835
LIFO (income) expense	658	(1,808)
Restructuring, asset impairment and other	—	2,582
Non-cash stock compensation and other	1,550	1,078

Adjusted EBITDA	$24,571	$23,034

Reconciliation of operating earnings to adjusted EBITDA by segment:

Retail:
Operating earnings	$6,594	$5,362
Add (Subtract):
Depreciation and amortization	6,454	5,964
LIFO expense	438	100
Restructuring, asset impairment and other	—	150
Non-cash stock compensation and other	772	596 *

Adjusted EBITDA	$14,258	$12,172

Distribution:
Operating earnings	$7,402	$7,985
Add (Subtract):
Depreciation and amortization	1,913	1,871
LIFO (income) expense	220	(1,908)
Restructuring, asset impairment and other	—	2,432
Non-cash stock compensation and other	778	482 *

Adjusted EBITDA	$10,313	$10,862

*	Prior year stock compensation has been reclassed to conform to the current year to reflect the amount included in the cost allocated to the Retail segment.

Total net long-term debt is a non-GAAP financial measure that is defined as long-term debt and capital lease obligations plus current maturities of long-term debt and capital lease obligations less cash and cash equivalents. The Company believes investors find the information useful because it reflects the amount of long term debt obligations that are not covered by available cash and temporary investments.

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of June 18, 2011 and March 26, 2011.

(In thousands)	June 18, 2011	March 26, 2011

Current maturities of long-term debt and capital lease obligations	$4,235	$4,205
Long-term debt and capital lease obligations	170,489	170,711

Total Debt	174,724	174,916
Cash and cash equivalents	(37,713)	(43,824)

Total net long-term debt	$137,011	$131,092

For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 26, 2011. At June 18, 2011, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

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

The following table shows the indebtedness and other liabilities of our subsidiaries as of June 18, 2011:

Spartan Stores Subsidiaries Only

(In thousands)

June 18, 2011
Current Liabilities
Accounts payable	$129,620
Accrued payroll and benefits	28,449
Other accrued expenses	19,822
Current portion of restructuring costs	4,330
Current maturities of long-term debt and capital lease obligations	4,235

Total current liabilities	186,456

Long-term Liabilities
Postretirement benefits	13,677
Other long-term liabilities	15,013
Restructuring costs	10,158
Long-term debt and capital lease obligations	39,555

Total long-term liabilities	78,403

Total Subsidiary Liabilities	264,859
Operating Leases	123,379

Total Subsidiary Liabilities and Operating Leases	$388,238

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges was 2.88:1.00 and 2.64:1.00 for the first quarter and prior year first quarter, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

We had letters of credit totaling $0.5 million outstanding and unused at June 18, 2011. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, restructuring and asset impairment costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended March 26, 2011.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in market risk of Spartan Stores from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk”, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2011.

ITEM 4.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of Spartan Stores’ disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of June 18, 2011 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of Spartan Stores’ management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Spartan Stores’ management, including the CEO and CFO, concluded that Spartan Stores’ disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores’ internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 5.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of its own common stock during the first quarter. On May 17, 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of the Company’s common stock. There were no repurchases of the Company’s common stock under this program during the quarter ended June 18, 2011. All transactions reported below are with associates under stock compensation plans. These may include: (1) shares of Spartan Stores, Inc. common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Spartan Stores, Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share

March 27 – April 23, 2011

Employee Transactions	—	$—

April 24 – May 21, 2011

Employee Transactions	50,064	$15.87

May 22 – June 18, 2011

Employee Transactions	—	$—

Total for First Quarter ended June 18, 2011	50,064	$15.87

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the period ended September 11, 2010. Here incorporated by reference.

10.1	Form of restricted stock award to executive officers.

10.2	Form of restricted stock award to non-employee directors.

10.3	Form of fiscal 2012 Incentive Award under the Spartan Stores, Inc. Executive Cash Incentive Plan of 2010.

10.4	Form of amended and restated fiscal 2011 Incentive Award under the Spartan Stores, Inc. Executive Cash Incentive Plan of 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: July 28, 2011	By	/S/ DAVID M. STAPLES
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the period ended September 11, 2010. Here incorporated by reference.

10.1	Form of restricted stock award to executive officers.

10.2	Form of restricted stock award to non-employee directors.

10.3	Form of fiscal 2012 Incentive Award under the Spartan Stores, Inc. Executive Cash Incentive Plan of 2010.

10.4	Form of amended and restated fiscal 2011 Incentive Award under the Spartan Stores, Inc. Executive Cash Incentive Plan of 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.