Form 10-Q
period 2011-09-10
SPARTAN STORES INC
filed 2011-10-20
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 10, 2011.

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

    Yes   ☐    No   ☒

As of October 17, 2011 the registrant had 22,864,131 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, “Spartan Stores”). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or is “confident” that a particular occurrence or event “began,” “will,” “may,” “could,” “should” or “will likely” result or occur, or “appears” to have occurred, or will “continue” in the future, or that a development is an “opportunity,” a “priority,” a “strategy,” or “initiative” or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment, restructuring cost provisions and fair value measurements are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, release, presentation, or statement.

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

Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by changes in costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses or financial difficulties of customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions, contributions and financial condition of other employers who participate in multi-employer plans to which we contribute. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws and related interpretations. Our accounting estimates could change and the actual effects of changes in accounting principles could deviate from our estimates due to changes in facts, assumptions, or acceptable methods, and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, and severe weather may adverse affect the availability of and our ability to operate our warehouses and other facilities, and may adversely affect consumer buying behavior, fuel costs, shipping and transportation costs, product cost inflation or deflation and its impact on LIFO expense. General economic conditions and unemployment, particularly in Michigan, government assistance programs, health care reform, or other circumstances beyond our control, may adversely affect consumer buying behavior. A combination of the aforementioned factors, coupled with a prolonged general economic recession, could result in goodwill and other long-lived asset impairment charges.

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

Our dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors in its discretion. The ability of the Board of Directors to continue to declare dividends and the amount and timing of the Company's future repurchases of shares of common stock, if any, will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

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

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 10, 2011	March 26, 2011
Assets

Current assets
Cash and cash equivalents	$62,080	$43,824
Accounts receivable, net	60,026	56,344
Inventories, net	121,287	103,814
Prepaid expenses and other current assets	10,000	7,408
Deferred taxes on income	3	1,526
Property held for sale	1,708	—

Total current assets	255,104	212,916

Goodwill	240,704	241,244

Property and equipment, net	243,545	241,448

Other, net	56,773	55,788

Total assets	$796,126	$751,396

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$129,185	$100,919
Accrued payroll and benefits	32,384	37,679
Other accrued expenses	14,580	18,343
Current portion of restructuring costs	4,101	4,470
Current maturities of long-term debt and capital lease obligations	4,249	4,205

Total current liabilities	184,499	165,616

Long-term liabilities
Deferred taxes on income	76,585	66,241
Postretirement benefits	14,321	14,222
Other long-term liabilities	17,118	18,269
Restructuring costs	8,908	10,832
Long-term debt and capital lease obligations	173,282	170,711

Total long-term liabilities	290,214	280,275

Commitments and contingencies (Note 5)

Shareholders’ equity
Common stock, voting, no par value; 50,000 shares authorized; 22,863 and 22,619 shares outstanding	164,648	162,086
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(12,981)	(13,016)
Retained earnings	169,746	156,435

Total shareholders’ equity	321,413	305,505

Total liabilities and shareholders’ equity	$796,126	$751,396

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	September 10, 2011	September 11, 2010	September 10, 2011	September 11, 2010
Net sales	$619,647	$602,056	$1,222,211	$1,179,293
Cost of sales	486,910	466,858	964,137	917,406

Gross margin	132,737	135,198	258,074	261,887

Operating expenses
Selling, general and administrative	112,891	112,926	224,232	223,686
Restructuring, asset impairment and other	(135)	183	(135)	2,765

Total operating expenses	112,756	113,109	224,097	226,451

Operating earnings	19,981	22,089	33,977	35,436

Other income and expenses
Interest expense	3,412	3,504	6,654	6,933
Other, net	(42)	(4)	(112)	(54)

Total other income and expenses	3,370	3,500	6,542	6,879

Earnings before income taxes and discontinued operations	16,611	18,589	27,435	28,557
Income taxes	6,341	7,244	11,030	11,137

Earnings from continuing operations	10,270	11,345	16,405	17,420

Loss from discontinued operations, net of taxes	(18)	(106)	(124)	(194)

Net earnings	$10,252	$11,239	$16,281	$17,226

Basic earnings per share:
Earnings from continuing operations	$0.45	$0.50	$0.72	$0.77
Loss from discontinued operations	—	—	(0.01)	(0.01)

Net earnings	$0.45	$0.50	$0.71	$0.76

Diluted earnings per share:
Earnings from continuing operations	$0.45	$0.50	$0.72	$0.77
Loss from discontinued operations	—	—	(0.01)	(0.01)

Net earnings	$0.45	$0.50	$0.71	$0.76

Weighted average shares outstanding:
Basic	22,862	22,627	22,777	22,577
Diluted	22,962	22,692	22,872	22,650

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance – March 26, 2011	22,619	$162,086	$(13,016)	$156,435	$305,505
Comprehensive income/loss, net of tax:
Net earnings	—	—	—	16,281	16,281
Change in fair value of interest rate swap, net of taxes of $23	—	—	35	—	35

Total comprehensive income					16,316

Dividends - $.013 per share	—	—	—	(2,970)	(2,970)
Stock-based employee compensation	—	2,681	—	—	2,681
Issuances of common stock and related tax benefits on stock option exercises	48	792	—	—	792
Issuances of restricted stock and related income tax benefits	256	(114)	—	—	(114)
Cancellations of restricted stock	(60)	(797)	—	—	(797)

Balance – September 10, 2011	22,863	$164,648	$(12,981)	$169,746	$321,413

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	24 Weeks Ended
	September 10, 2011	September 11, 2010
Cash flows from operating activities
Net earnings	$16,281	$17,226
Loss from discontinued operations	124	194

Earnings from continuing operations	16,405	17,420
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other	(135)	2,477
Non-cash convertible debt interest	1,658	1,594
Depreciation and amortization	16,764	15,950
LIFO income – warehouse consolidation	—	(3,450)
LIFO expense	1,527	242
Postretirement benefits expense	463	1,819
Deferred taxes on income	11,771	8,560
Stock-based compensation expense	2,680	2,145
Excess tax benefit on stock compensation	(92)	(171)
Gain on repurchase of convertible notes	—	(69)
Other	67	197
Change in operating assets and liabilities:
Accounts receivable	(3,672)	(325)
Inventories	(19,000)	(7,901)
Prepaid expenses and other assets	(3,400)	(339)
Accounts payable	30,129	18,245
Accrued payroll and benefits	(6,268)	(2,470)
Postretirement benefits payments	(187)	(154)
Other accrued expenses and other liabilities	(6,247)	(8,311)

Net cash provided by operating activities	42,463	45,459
Cash flows from investing activities
Purchases of property and equipment	(20,883)	(14,992)
Proceeds from the sale of assets	23	62
Other	(579)	(47)

Net cash used in investing activities	(21,439)	(14,977)
Cash flows from financing activities
Proceeds from revolving credit facility	324	125,473
Payments on revolving credit facility	(196)	(125,310)
Repurchase of convertible notes	—	(10,724)
Repayment of other long-term borrowings	(1,949)	(2,364)
Excess tax benefit on stock compensation	92	171
Proceeds from exercise of stock options	750	151
Dividends paid	(1,483)	(1,130)

Net cash used in financing activities	(2,462)	(13,733)
Cash flows from discontinued operations
Net cash used in operating activities	(306)	(795)

Net cash used in discontinued operations	(306)	(795)

Net increase in cash and cash equivalents	18,256	15,954
Cash and cash equivalents at beginning of period	43,824	9,170

Cash and cash equivalents at end of period	$62,080	$25,124

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of September 10, 2011, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2 Restructuring, Asset Impairment and Other

Restructuring, asset impairment and other included in the Condensed Consolidated Statements of Earnings consisted of the following:

(In thousands)	Distribution	Retail	Total
24 Weeks Ended September 10, 2011
Restructuring, asset impairment and other	$(37)	$(98)	$(135)

	Distribution	Retail	Total
24 Weeks Ended September 11, 2010
Restructuring, asset impairment and other	$2,612	$153	$2,765

The following table provides the activity of restructuring costs for the 24 weeks ended September 10, 2011. Restructuring costs recorded in the Consolidated Balance Sheets are included in “Current portion of restructuring costs” in Current liabilities and “Restructuring costs” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
Balance at March 26, 2011	$15,302
Changes in estimates	(224)
Payments, net of interest accretion	(2,069)

Balance at September 10, 2011	$13,009

Included in the liability are lease obligations related to closed stores recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 3 Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At September 10, 2011, and March 26, 2011, the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	September 10, 2011	March 26, 2011
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$4,249	$4,205
Long-term debt and capital lease obligations	173,282	170,711
Equity component of convertible debt	10,972	12,629

Total book value of debt instruments	188,503	187,545
Fair value of debt instruments	176,666	177,112

Excess of book value over fair value	$11,837	$10,433

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

At September 10, 2011 and March 26, 2011, the fair value of the interest rate swap liability was approximately $1.0 million and $1.1 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value measurements are classified within Level 2 of the hierarchy as significant observable market inputs are readily available as the basis of the fair value measurements.

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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap has been designated as a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores' senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.47% at September 10, 2011) on a notional amount of $45 million. The interest rate swap agreement expires concurrently with the senior secured revolving credit facility on December 24, 2012.

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instrument designated as an interest rate cash flow hedge:

(In thousands)
Balance Sheet Classification	September 10, 2011	March 26, 2011
Other long-term liabilities	$1,028	$1,085

The following table provides a summary of the financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for the quarter and year-to-date period ended September 10, 2011:

(In thousands)
	Location in Consolidated Financial Statements	12 Weeks Ended September 10, 2011	24 Weeks Ended September 10, 2011
Loss, net of taxes, recognized in other comprehensive income	Accumulated Other Comprehensive Income	$(103)	$(35)

Pre-tax loss reclassified from accumulated other comprehensive loss	Interest expense	217	358

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

Spartan Stores contributes to the underfunded Central States multi-employer pension plan based on obligations arising from its collective bargaining agreement covering its warehouse union associates. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions; however, Spartan Stores is not a trustee. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan.

Because we are one of a number of employers contributing to this plan, it is difficult to ascertain what our share of the underfunding would be, although we anticipate that our contributions to this plan will increase each year. To reduce this underfunding we expect meaningful increases in expense as a result of required incremental multi-employer pension plan contributions over the years. Any adjustment for a withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined. See Note 6 for further details.

Note 6 Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the second quarter and year-to-date periods ended September 10, 2011 and September 11, 2010:

(In thousands)

12 Weeks Ended

	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
Service cost	$—	$807	$—	$14	$44	$45
Interest cost	668	723	12	12	98	97
Expected return on plan assets	(942)	(998)	—	—	—	—
Amortization of prior service cost	—	(147)	—	—	(12)	(12)
Recognized actuarial net loss	382	345	9	10	28	28

Net periodic benefit cost	$108	$730	$21	$36	$160	$158

(In thousands)

24 Weeks Ended

	Pension Benefits		SERP Benefits		Postretirement Benefits
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
Service cost	$—	$1,613	$—	$28	$88	$89
Interest cost	1,336	1,446	24	24	196	194
Expected return on plan assets	(1,884)	(1,996)	—	—	—	—
Amortization of prior service cost	—	(294)	—	—	(25)	(25)
Recognized actuarial net loss	764	691	18	19	61	57

Net periodic benefit cost	$216	$1,460	$42	$71	$320	$315

No contribution payments are required to be made in fiscal 2012 to meet the minimum pension funding requirements until the accumulated funding standard carryover balance of $0.2 million (as of April 1, 2011) and the prefunding balance of $7.0 million (as of April 1, 2011) are fully utilized. As of September 10, 2011, no contributions have been made to the plan. Spartan Stores will assess the prudence of making an additional voluntary contribution to the plan during the third quarter of fiscal 2012.

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

As previously stated in Note 5, Spartan Stores contributes to the Central States, Southeast and Southwest Areas Pension Fund (“Fund”) (EIN 7456500) at a pro rata fraction of 1% of total contributions. Spartan Store’s employer contributions during the last plan year totaled $7.1 million, which Fund administrators represents as less than 5% of total employer contributions to the Fund.

Pursuant to a report issued by Fund administrators under the Pension Protection Act of 2006, the most recent certified zone status in the report states that “The Central States, Southeast and Southwest Areas Pension Fund was in critical status in the Plan Year ending December 31, 2010 because the plan’s actuaries determined that: (1) the Plan had an accumulated funding deficiency for the Plan Year and over the next three plan years, the Plan is projected to have an accumulated funding deficiency for the 2011 through 2013 plan years; (2) the funded percentage of the Plan is less than 65% and over the next four plan years, the Plan is projected to have an accumulated funding deficiency for the 2011 through 2014 plan years; (3) the sum of the Plan’s normal cost and interest on the unfunded benefits for the Plan year exceeds the present value of all expected contributions for the year; the present value of vested benefits of inactive participants is greater that the present value of vested benefits of active participants; the Plan has an accumulated funding deficiency for the Plan Year, and over the next four plan years, the Plan is projected to have an accumulated funding deficiency for the 2011 through 2014 plan years; and (4) the Plan was in critical status last year, and over the next 9 years, the Plan is projected to have an accumulated funding deficiency for the 2011 through 2019 plan years.”

Note 7 Taxes on Income

During the first quarter of fiscal 2012, the Michigan state legislature enacted the Corporate Income Tax (CIT) effective January 1, 2012. The new CIT will replace the current Michigan Business Tax that is in effect through December 31, 2011. As a result, Spartan Stores recorded a one-time, non-cash income tax charge relating to the write-off of net deferred tax assets and liabilities that will no longer be realized under the CIT of approximately $0.5 million in Income Taxes in the first quarter and a corresponding change in Deferred Taxes on Income. As a result of this charge and the state tax provision in the first quarter of fiscal 2012, the effective income tax rate was 43.3% versus the Federal statutory income tax rate of 35.0%. The effective tax rate without this charge was 38.5%. For the year-to-date period the effective income tax rate was 40.2%. The year-to-date effective tax rate without this charge was 38.3%

There were no material changes to the amount of unrecognized tax benefits during the second quarter of fiscal 2012.

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

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.6 million ($0.03 per diluted share) and $0.6 million ($0.03 per diluted share) in the second quarter of fiscal 2012 and 2011, respectively, as a component of Operating expenses in the Consolidated Statements of Earnings. Stock-based compensation expense (net of tax) was $1.3 million ($0.06 per diluted share) and $1.3 million ($0.06 per diluted share) for the year-to-date period ended September 10, 2011 and September 11, 2010, respectively.

The following table summarizes activity in the share-based compensation plans for the year-to-date period ended September 10, 2011:

	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Outstanding at March 26, 2011	804,721	$17.71	547,771	$16.99
Granted	—	—	222,848	16.06
Exercised/Vested	(45,748)	15.00	(171,776)	17.62
Cancelled/Forfeited	(9,059)	16.11	(9,630)	15.40

Outstanding at September 10, 2011	749,914	$17.89	589,213	$16.48

Vested and expected to vest in the future at September 10, 2011	743,696	$17.90

Exercisable at September 10, 2011	604,572	$17.92

There were no stock options granted during the year-to-date periods ended September 10, 2011 and September 11, 2010.

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

As of September 10, 2011, total unrecognized compensation cost related to nonvested share-based awards granted under our stock incentive plans was $0.5 million for stock options and $8.0 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 1.1 years for stock options and 2.9 years for restricted stock.

Note 9 Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:

(In thousands)

	12 Weeks Ended
	September 10, 2011	September 11, 2010
Loss from discontinued operations (net of taxes of ($11) and ($68))	$(18)	$(106)

(In thousands)

	24 Weeks Ended
	September 10, 2011	September 11, 2010
Loss from discontinued operations (net of taxes of ($83) and ($124))	$(124)	$(194)

Note 10 Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock/units to employees and directors of $3.6 million and $3.3 million for the year-to-date periods ended September 10, 2011 and September 11, 2010, respectively. Non-cash investing activities include capital expenditures included in current liabilities of $1.1 million and $0.9 million for the year-to-date periods ended September 10, 2011 and September 11, 2010, respectively. In addition, in the second quarter of fiscal 2012 the Company entered into a $2.8 million capital lease.

Note 11 Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
12 Weeks Ended September 10, 2011
Net sales	$256,226	$363,421	$619,647
Inter-segment sales	153,618	—	153,618
Depreciation and amortization	1,976	6,432	8,408
Operating earnings	8,764	11,217	19,981
Capital expenditures	1,056	10,159	11,215
12 Weeks Ended September 11, 2010
Net sales	$248,604	$353,452	$602,056
Inter-segment sales	158,336	—	158,336
Depreciation and amortization	1,943	6,128	8,071
Operating earnings	10,723	11,366	22,089
Capital expenditures	2,645	6,031	8,676
24 Weeks Ended September 10, 2011
Net sales	$513,355	$708,856	$1,222,211
Inter-segment sales	304,055	—	304,055
Depreciation and amortization	3,889	12,886	16,775
Operating earnings	16,166	17,811	33,977
Capital expenditures	2,962	17,921	20,883
24 Weeks Ended September 11, 2010
Net sales	$493,879	$685,414	$1,179,293
Inter-segment sales	307,468	—	307,468
Depreciation and amortization	3,814	12,092	15,906
Operating earnings	18,708	16,728	35,436
Capital expenditures	4,430	10,562	14,992

	September 10, 2011	March 26, 2011
Total assets
Distribution	$292,412	$261,028
Retail	498,157	484,839
Discontinued operations	5,557	5,529

Total	$796,126	$751,396

The following table presents sales by type of similar product and services:

	12 Weeks Ended				24 Weeks Ended
(Dollars in thousands)	September 10, 2011		September 11, 2010		September 10, 2011		September 11, 2010
Non-perishables (1)	$305,365	49%	$308,392	51%	$598,342	49%	$602,927	51%
Perishables (2)	224,588	36	219,213	36	442,793	36	430,944	36
Pharmacy	48,397	8	47,151	8	98,107	8	91,235	8
Fuel	41,297	7	27,300	5	82,969	7	54,187	5

Consolidated net sales	$619,647	100%	$602,056	100%	$1,222,211	100%	$1,179,293	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 12 Convertible Note Repurchase

During the first quarter of fiscal 2011 the Company repurchased $12.3 million in principal amount of its outstanding convertible senior notes for approximately $10.7 million and a resultant gain of $0.1 million.

Note 13 Company-Owned Life Insurance

During the first quarter of fiscal 2011 the Company purchased variable universal life insurance policies on certain key associates. The company-owned policies have annual premium payments of $0.8 million recorded in the first quarter of fiscal 2012 and fiscal 2011 and currently have a net cash surrender value of $1.6 million, which is recorded on the balance sheet in Other Assets. These company-owned policies have an aggregate amount of life insurance coverage of approximately $15 million.

Note 14 Subsequent Events

On September 15, 2011 Spartan Stores agreed to extend the terms of its existing contract with General Teamsters Union Local 406 until October 18, 2012 and to continue contributions to the Central States Fund under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan. This schedule requires an increase in employer contributions of 6% over the previous year’s contribution.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

We operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 375 independently owned grocery stores and our 97 corporate owned stores. Our Retail segment operates 97 retail supermarkets in Michigan under banners including D&W Fresh Markets, Family Fare Supermarkets, Glen’s Markets and VG’s Food and Pharmacy and 26 fuel centers/convenience stores, adjacent to our supermarket locations, under the banners D&W Fresh Markets Quick Stop, Family Fare Quick Stop, Glen’s Quick Stop and VG’s Quick Stop. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

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

At the beginning of the fourth quarter of fiscal 2010, we began implementing the conclusions of a comprehensive, multi-year supply chain optimization study. This was another important step in our ongoing strategy of maintaining a low cost grocery distribution operation. We reached an agreement with the General Teamsters Union Local 337 to transition our Plymouth, Michigan dry grocery distribution operation to our Grand Rapids, Michigan facility. The transition was substantially complete at the end of the fourth quarter of fiscal 2010. During the past several years, we have prudently invested capital to upgrade our distribution system technology, expand our produce ripening operations, upgrade our entire fleet of trucks, and complete a major warehouse re-racking project at our Grand Rapids grocery distribution center that significantly increased warehouse capacity and improved space utilization. In addition to improved customer service through a centralized Grand Rapids facility, this decision, along with our other cost reduction initiatives, is intended to create better alignment between the current level of business activity and our cost structure. In conjunction with the warehouse optimization, we implemented another administrative cost reduction initiative by eliminating certain positions. The prior year second quarter and prior year-to-date after tax benefits related to the warehouse optimization were $0.8 million and $0.5 million, respectively. For the full year fiscal 2011, we incurred an after tax net benefit of $0.6 million as a result of a favorable LIFO inventory benefit due to inventory reductions, partially offset by a lease termination and additional distribution center closing costs.

Results of Operations

The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)

	Percentage of Net Sales					Percentage Change
	12 Weeks Ended		24 Weeks Ended			12 Weeks Ended	24 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011		Sept. 11, 2010	Sept. 10, 2011	Sept. 10, 2011
Net sales	100.0	100.0	100.0		100.0	2.9	3.6
Gross margin*	21.4	22.5	21.1		22.2	(1.8)	(1.5)
Selling, general and administrative expenses	18.2	18.8	18.3		19.0	0.0	0.2
Restructuring and asset impairments costs	—	—	—		0.2	**	**

Operating earnings	3.2	3.7	2.8		3.0	(9.5)	(4.1)
Other income and expenses	0.5	0.6	0.5	***	0.6	(3.7)	(4.9)

Earnings before income taxes and discontinued operations	2.7	3.1	2.2		2.4	(10.6)	(3.9)
Income taxes	1.0	1.2	0.9		0.9	(12.5)	(1.0)

Earnings from continuing operations	1.7	1.9	1.3		1.5	(9.5)	(5.8)
(Loss) earnings from discontinued operations, net of taxes	(0.0)	(0.0)	(0.0)		(0.0)	**	**

Net earnings	1.7	1.9	1.3		1.5	(8.8)	(5.5)

*Prior year includes LIFO income related to the warehouse consolidation initiative.

** Percentage change is not meaningful

*** Difference due to rounding

Net Sales – Net sales for the quarter ended September 10, 2011 (“second quarter”) increased $17.6 million, or 2.9%, from $602.1 million in the quarter ended September 11, 2010 (“prior year second quarter”) to $619.6 million. Net sales for the year-to-date period ended September 10, 2011 (“current year-to-date”) increased $42.9 million, or 3.6%, from $1,179.3 million in the prior year-to-date period ended September 11, 2010 (“prior year-to-date”) to $1,222.2 million.

Net sales for the second quarter in our Retail segment increased $9.9 million, or 2.8%, from $353.5 million in the prior year second quarter to $363.4 million. Net sales for the year-to-date period increased $23.5 million, or 3.4%, from $685.4 million in the prior year-to-date period to $708.9 million. The second quarter increase was primarily due to an increase in fuel center sales of $14.4 million partially offset by a comparable sales decrease of 1.3%. The year-to-date increase was primarily due to an increase in fuel center sales of $29.3 million partially offset by a comparable sales decrease of 1.1%.

The decrease in comparable store sales was due to a shift in the timing of food stamp distributions by the State of Michigan to the third quarter from the second quarter of fiscal 2012 and weaker comparable store sales over the Labor Day holiday selling period due to unfavorable weather conditions and a more cautious consumer. We define a retail store as comparable when it is in operation for 14 periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

Net sales for the second quarter in our Distribution segment increased $7.6 million, or 3.1%, from $248.6 million in the prior year second quarter to $256.2. Net sales for the current year-to-date period increased $19.5 million, or 3.9%, from $493.9 million in the prior year-to-date period to $513.4 million. The second quarter increase was due to new warehouse business of $5.6 million and comparable sales increase of 0.4% to existing independent customers. The year-to-date increase was due to new warehouse business of $10.0 million, an increase in net pharmacy sales of $6.3 million, and comparable sales increase of 0.6% to existing independent customers.

The Company expects earnings from continuing operations for the second half of the year, excluding the 53rd week and the prior year unusual items, will approximate last year while Adjusted EBITDA will exceed the prior year’s levels. However, the third quarter will face several significant headwinds, which will cause it to be less profitable than a year ago. The first of these headwinds is a significant increase in the LIFO expense of $1.7 million which is a result of the current year’s inflation. Second, the launch of the Yes loyalty card in the quarter is expected to negatively impact gross margins, marketing expense and store labor by an incremental $1.2 million. Finally, incentive compensation is expected to exceed the prior year by $1.0 million due to the timing of the prior year’s provision. These headwinds are expected to be partially offset by the continued impact of inflation and improved sales as comparable store sales become flat to slightly positive and distribution sales continue to grow versus last year, but at a lower rate. As a result of the net impact of these events the Company expects to report earnings per share in the range of $0.20 to $0.23 for the third quarter.

The Company anticipates that the fourth quarter of fiscal 2012’s financial performance will rebound and offset most if not all of the third quarter shortfall to the prior year as the incremental LIFO expense is expected to be lower than the third quarter. Additionally, in the fourth quarter of fiscal 2012 the Company expects it will continue to benefit from the Yes program without the incremental start-up costs and will incur substantially lower incentive compensation expense than the prior year due to the timing of the prior year provision and the cycling of a significant retirement payment.

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

Gross margin for the second quarter decreased $2.5 million, or 1.8%, from $135.2 million in the prior year second quarter to $132.7 million. As a percent of net sales, gross margin for the second quarter decreased to 21.4% from 22.5%. The decrease in gross margin rate was due primarily to a shift in mix of sales to distribution and fuel and a decline in distribution margins driven by LIFO income of $1.5 million that was recognized in the prior year related to the Company’s reduced inventory levels resulting from the warehouse consolidation initiative. LIFO expense for second quarter fiscal 2012 was $0.9 million versus $0.1 million in the prior year second quarter, excluding the impact of the LIFO income mentioned above, due to higher inflation in this year’s second quarter. Gross margin for the year-to-date period decreased $3.8 million, or 1.5%, from $261.9 million in the prior year-to-date period to $258.1 million. As a percent of net sales, gross margin for the year-to-date period decreased to 21.1% from 22.2%. This decrease was due to a decline in distribution margins driven by LIFO income of $3.5 million that was recognized in the prior year related to the Company’s reduced inventory levels resulting from the warehouse consolidation. Excluding this impact, LIFO expense for year-to-date fiscal 2012 was $1.5 million versus $0.2 million in the prior year.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the second quarter (excluding restructuring) were comparable to the prior year second quarter at $112.9 million. As a percent of net sales, SG&A expenses (excluding restructuring) were 18.2% for the second quarter compared to 18.8% in the prior year second quarter. SG&A expenses (excluding restructuring) for the year-to-date period increased $0.5 million, or 0.2%, from $223.7 million in the prior year-to-date period to $224.2 million. As a percent of net sales, operating expenses (excluding restructuring) were 18.3% for the current year-to-date period compared to 19.0% in the prior year-to-date period.

The second quarter SG&A expenses were comparable to prior year primarily due to the following:

•	Decreases in store labor of $1.2 million primarily due to favorable health benefits as a result of lower claims activity.

•	Decreases in our Retail segment primarily due to lower occupancy costs of $0.6 million.

•	Decreases in service income of $0.5 million in our Distribution segment.

•	Decreases in warehousing expenses of $0.4 million due to the prior year warehouse consolidation initiative.

•	Decreases in various other expenses including advertising, insurance, and vehicle operations due to continuing focus on containing costs.

•

Improved vendor reimbursements of $0.7 million offset by increased unusual corporate professional fees of $1.2 million, increased shipping and handling costs of $0.5 million, increased service costs of $0.5 million, and increased compensation and benefits of $0.3 million in our Distribution segment.

•	Increased depreciation and amortization of $0.3 million.

The net increase in year-to-date SG&A expenses was primarily due to the following:

•	Decreases in store labor of $1.8 million primarily due to favorable health benefits as a result of lower claims activity.

•	Decreases in our Retail segment primarily due to lower occupancy costs of $1.4 million.

•	Decreases in warehousing expenses of $0.5 million due principally to the prior year warehouse consolidation initiative.

•	Decreases in various other expenses including advertising, supplies, and vehicle operations due to continuing focus on containing costs.

•

Improved vendor reimbursements of $1.3 million offset by increased unusual corporate professional fees of $1.2 million, increased compensation and benefit expenses of $1.0 million, and shipping and handling costs of $1.0 million in our Distribution segment.

•	Increased depreciation and amortization of $0.9 million.

Restructuring, Asset Impairment and Other – The second quarter restructuring benefit of $0.1 million related primarily to change in estimates made related to final settlements of expired leases and expenses related to two closed retail stores. The prior year second quarter charges of $0.2 million, and prior year-to-date charges of $2.8 million, consisted primarily of charges/adjustments related to the Company’s warehouse consolidation initiative, which began in fiscal 2010.

Interest Expense – Interest expense decreased $0.1 million, or 3.7%, from $3.5 million in the prior year first quarter to $3.4 million. For the year-to-date period, interest expense decreased $0.4 million, or 4.9%, from $6.9 million to $6.5 million. The decrease in interest expense was due primarily to lower net borrowings.

Income Taxes – In the first quarter of fiscal 2012, the Michigan state legislature enacted the Corporate Income Tax (CIT) effective January 1, 2012. The new CIT will replace the current Michigan Business Tax that is in effect through December 31, 2011. As a result, Spartan Stores recorded a one-time, non-cash income tax charge relating to the write-off of net deferred tax assets and liabilities that will no longer be realized under the CIT of approximately $0.5 million in Income Taxes in the first quarter and a corresponding change in Deferred Taxes on Income.

The effective tax rate is 38.2% and 39.0% for the second quarter and prior year second quarter, respectively. The year-to-date effective tax rate is 40.2% and 39.0% for the current year and prior year, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes plus the charge related to the state tax law change outlined above. Without this change the year-to-date effective rate would have been 38.3% this year.

Adjusted EBITDA

Consolidated Adjusted EBITDA is a non-GAAP operating financial measure that we define as net earnings from continuing operations plus depreciation and amortization, and other non-cash items including imputed interest, deferred (stock) compensation, the LIFO provision, as well as adjustments for unusual items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations, interest expense and the provision for income taxes to the extent deducted in the computation of Net Earnings.

We believe that Adjusted EBITDA provides a meaningful representation of our operating performance for the Company as a whole and for our operating segments. We consider Adjusted EBITDA as an additional way to measure operating performance on an ongoing basis. Adjusted EBITDA is meant to reflect the ongoing operating performance of all of our retail stores and wholesale operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because Adjusted EBITDA is a performance measure that management uses to allocate resources, assess performance against its peers and evaluate overall performance, we believe it provides useful information for our investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with us request our operating financial results in Adjusted EBITDA format.

Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. Our definition of Adjusted EBITDA may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of net earnings to Adjusted EBITDA for quarters ended September 10, 2011 and September 11, 2010.

	Second Quarter		Year-to-Date
(In thousands)	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
Net earnings	$10,252	$11,239	$16,281	$17,226
Add:
Discontinued operations	18	106	124	194
Income taxes	6,341	7,244	11,030	11,137
Interest expense	3,412	3,504	6,654	6,933
Non-operating expense	(42)	(4)	(112)	(54)

Operating earnings	19,981	22,089	33,977	35,436
Add:
Depreciation and amortization	8,408	8,071	16,775	15,906
LIFO (income) expense	869	(1,400)	1,527	(3,208)
Restructuring and asset impairment costs	(135)	183	(135)	2,765
Other unusual items	1,194	—	1,194	—
Non-cash stock compensation and other charges	810	1,045	2,360	2,123

Adjusted EBITDA	$31,127	$29,988	$55,698	$53,022

Reconciliation of operating earnings to adjusted EBITDA by segment:

Retail:
Operating earnings	$11,217	$11,366	$17,811	$16,728
Add:
Depreciation and amortization	6,432	6,128	12,886	12,092
LIFO expense	526	100	964	200
Restructuring and asset impairment costs	(98)	3	(98)	153
Non-cash stock compensation and other charges	365	539 *	1,137	1,135 *

Adjusted EBITDA	$18,442	$18,136	$32,700	$30,308

Distribution:
Operating earnings	$8,764	$10,723	$16,166	$18,708
Add:
Depreciation and amortization	1,976	1,943	3,889	3,814
LIFO (income) expense	343	(1,500)	563	(3,408)
Restructuring and asset impairment costs	(37)	180	(37)	2,612
Other unusual items	1,194	—	1,194	—
Non-cash stock compensation and other charges	445	506 *	1,223	988 *

Adjusted EBITDA	$12,685	$11,852	$22,998	$22,714

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

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the second quarter and prior year second quarter:

(In thousands)	September 10, 2011	September 11, 2010
Net cash provided by operating activities	$42,463	$45,459
Net cash used in investing activities	(21,439)	(14,977)
Net cash used in financing activities	(2,462)	(13,733)
Net cash used in discontinued operations	(306)	(795)

Net increase in cash and cash equivalents	18,256	15,954
Cash and cash equivalents at beginning of year	43,824	9,170

Cash and cash equivalents at end of period	$62,080	$25,124

Net cash provided by operating activities decreased from the prior year-to-date period primarily due to increased working capital as a result of increased sales and the payment of fiscal year 2011 incentive compensation.

Net cash used in investing activities increased during the current year-to-date period primarily due to capital expenditures which increased $5.9 million to $20.9 million. Of this amount, our Retail and Distribution segments utilized 85.8% and 14.2%, respectively, compared to 70.5% and 29.5%, respectively, in the prior year.

The terms of our senior secured revolving credit facility contain certain covenants which could restrict our capital expenditures if we fail to achieve the required ratios. Our current available borrowings are approximately $118.4 million above these limits as of September 10, 2011 and we do not expect to fall below the restricted levels. We expect capital and real estate development expenditures to range from $42.0 million to $45.0 million for fiscal 2012.

Net cash used in financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. Net payments on long-term borrowings were $1.9 million in the current year-to-date period, partially offset by net proceeds from revolver borrowings of $0.2 million. In the prior year-to-date period, net long-term repayments totaled $13.1 million partially offset by net proceeds from revolver borrowings of $0.2 million. Cash dividends of $1.5 million were paid in the first and second quarter fiscal 2012 versus $1.1 million in the prior year. This increase was due to a 30% increase in dividends from $0.05 per share to $0.065 per share that was approved by the Board of Directors and announced on May 18, 2011. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at September 10, 2011 are $4.2 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations includes the net cash flows of our discontinued operations and consists primarily of the payment of leases related to closed stores, insurance run-off claims and other liabilities offset by the proceeds from the sale of assets and sublease income.

Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of September 10, 2011, our senior secured revolving credit facility had outstanding borrowings of $45.1 million and additional available borrowings of $138.4 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores’ business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

Our total net long-term debt (including current maturities and capital lease obligations net of cash and cash equivalents) to total capital ratio at September 10, 2011 was 0.26:1.00 versus 0.30:1.00 at March 26, 2011, and our long-term debt to capital ratio for the same periods was 0.36:1.00 and 0.38:1.00, respectively. Total net long-term debt is a non-GAAP financial measure that is defined as long-term debt and capital lease obligations plus current maturities of long-term debt and capital lease obligations less cash and cash equivalents. The Company believes investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments.

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of September 10, 2011 and March 26, 2011.

(In thousands)	September 10, 2011	March 26, 2011
Current maturities of long-term debt and capital lease obligations	$4,249	$4,205
Long-term debt and capital lease obligations	173,282	170,711

Total Debt	177,531	174,916
Cash and cash equivalents	(62,080)	(43,824)

Total net long-term debt	$115,451	$131,092

The increase in total debt between March 26, 2011 and September 10, 2011 is primarily driven by a $2.8 million capital lease entered into during the second quarter of fiscal 2012.

For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 26, 2011. At September 10, 2011, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

Our current ratio increased to 1.38:1.00 at September 10, 2011 from 1.29:1.00 at March 26, 2011 and our investment in working capital increased to $70.6 million at September 10, 2011 from $47.3 million at March 26, 2011 principally due to increased cash on hand.

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

The following table shows the indebtedness and other liabilities of our subsidiaries as of September 10, 2011:

Spartan Stores Subsidiaries Only

(In thousands)

September 10, 2011
Current Liabilities
Accounts payable	$126,350
Accrued payroll and benefits	30,001
Other accrued expenses	18,809
Current portion of restructuring costs	4,101
Current maturities of long-term debt and capital lease obligations	4,249

Total current liabilities	183,510
Long-term Liabilities
Postretirement benefits	13,355
Other long-term liabilities	14,502
Restructuring costs	8,908
Long-term debt and capital lease obligations	41,386

Total long-term liabilities	78,151

Total Subsidiary Liabilities	261,661
Operating Leases	117,148

Total Subsidiary Liabilities and Operating Leases	$378,809

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges was 3.78:1.00 and 4.00:1.00 for the second quarter and prior year second quarter, respectively, and 3.33:1.00 and 3.32:1.00 for the year-to-date and prior year-to-date periods, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

We had letters of credit totaling $0.6 million outstanding and unused at September 10, 2011. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

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

An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of September 10, 2011 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores’ internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 17, 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of the Company’s common stock. There were no repurchases of the Company's common stock under this program during the quarter ended September 10, 2011.

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

Spartan Stores, Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
June 19 – July 16, 2011
Employee Transactions	47	$20.73
July 17 – August 13, 2011
Employee Transactions	—	$—
August 14 – September 10, 2011
Employee Transactions	36	$14.76

Total for Second Quarter ended September 10, 2011	83	$18.14

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: October 20, 2011	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign for Registrant)

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