Form 10-Q
period 2011-12-31
SPARTAN STORES INC
filed 2012-02-09
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011.

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

As of February 6, 2012 the registrant had 22,873,243 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, “Spartan Stores”). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or is “confident” that a particular occurrence or event “began,” “will,” “may,” “could,” “should” or “will likely” result or occur, or “appears” to have occurred, or will “continue” or is “projected” to occur in the future, or that a development is an “opportunity,” a “priority,” a “strategy,” or “initiative” or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment, restructuring cost provisions and fair value measurements are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores’ Annual Report on Form 10-K for the year ended March 26, 2011 (in particular, you should refer to the discussion of “Risk Factors” in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and improve our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors or changing consumer behavior; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; generate cash; realize interest expense reductions; continue to meet the terms of our debt covenants; continue to pay dividends; and implement the other programs, initiatives, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports or presentations, our press releases and our public comments is not certain and will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

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

Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by, among other factors: difficulties in the operation of our business segments; future business acquisitions; difficulties in business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses or financial difficulties of customers or suppliers. Our future costs for pension and postretirement benefits may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions, contributions and financial condition of other employers who participate in multi-employer plans to which we contribute. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws and related interpretations. Our accounting estimates could change and the actual effects of changes in accounting principles could deviate from our estimates due to changes in facts, assumptions, or acceptable methods, and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, and severe weather may adverse affect the availability of and our ability to operate our warehouses and other facilities, and may adversely affect consumer buying behavior, fuel costs, shipping and transportation costs, product cost inflation or deflation and its impact on LIFO expense. General economic conditions and unemployment, particularly in Michigan, government assistance programs, health care reform, or other circumstances beyond our control, may adversely affect consumer buying behavior. A combination of the aforementioned factors, coupled with a prolonged general economic recession, could result in goodwill and other long-lived asset impairment charges.

Our future interest expense and income also may differ from current expectations, depending upon, among other factors: the amount of additional borrowings; changes in our borrowing agreements; changes in the interest rate environment; changes in accounting pronouncements; and changes in the amount of fees received or paid. The availability of our secured loan agreement depends on compliance with the terms of the loan agreement and financial stability of the banking community. Our credit facility matures in December 2012 and the terms on which we will be able to replace it are not assured.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2011	March 26, 2011
Assets
Current assets
Cash and cash equivalents	$55,059	$43,824
Accounts receivable, net	56,764	56,344
Inventories, net	120,908	103,814
Prepaid expenses and other current assets	11,820	7,408
Deferred taxes on income	—	1,526
Property held for sale	1,708	—

Total current assets	246,259	212,916

Goodwill	240,589	241,244

Property and equipment, net	245,265	241,448

Other, net	56,375	55,788

Total assets	$788,488	$751,396

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$111,273	$100,919
Accrued payroll and benefits	35,312	37,679
Other accrued expenses	16,377	18,343
Current portion of restructuring costs	3,596	4,470
Current maturities of long-term debt and capital lease obligations	49,313	4,205

Total current liabilities	215,871	165,616

Long-term liabilities
Deferred taxes on income	78,739	66,241
Postretirement benefits	12,446	14,222
Other long-term liabilities	16,257	18,269
Restructuring costs	8,359	10,832
Long-term debt and capital lease obligations	129,916	170,711

Total long-term liabilities	245,717	280,275

Commitments and contingencies (Note 5)

Shareholders’ equity
Common stock, voting, no par value; 50,000 shares authorized; 22,868 and 22,619 shares outstanding	166,015	162,086
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(12,351)	(13,016)
Retained earnings	173,236	156,435

Total shareholders’ equity	326,900	305,505

Total liabilities and shareholders’ equity	$788,488	$751,396

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	16 Weeks Ended		40 Weeks Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net sales	$797,242	$782,300	$2,019,453	$1,961,593
Cost of sales	634,292	617,493	1,598,429	1,534,899

Gross margin	162,950	164,807	421,024	426,694

Operating expenses
Selling, general and administrative	149,960	150,643	374,192	374,329
Restructuring, asset impairment and other	(2)	(2,425)	(137)	340

Total operating expenses	149,958	148,218	374,055	374,669

Operating earnings	12,992	16,589	46,969	52,025

Other income and expenses
Interest expense	5,274	4,666	11,928	11,599
Other, net	(34)	1	(146)	(53)

Total other income and expenses	5,240	4,667	11,782	11,546

Earnings before income taxes and discontinued operations	7,752	11,922	35,187	40,479
Income taxes	2,764	4,452	13,794	15,589

Earnings from continuing operations	4,988	7,470	21,393	24,890
Loss from discontinued operations, net of taxes	(11)	(162)	(135)	(356)

Net earnings	$4,977	$7,308	$21,258	$24,534

Basic earnings per share:
Earnings from continuing operations	$0.22	$0.33	$0.94	$1.10
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)

Net earnings	$0.22	$0.32	$0.93	$1.09

Diluted earnings per share:
Earnings from continuing operations	$0.22	$0.33	$0.93	$1.10
Loss from discontinued operations	—	(0.01)	(0.01)	(0.02)*

Net earnings	$0.22	$0.32	$0.92	$1.08

Weighted average shares outstanding:
Basic	22,866	22,631	22,812	22,599
Diluted	23,080	22,710	22,995	22,674

* includes rounding

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance – March 26, 2011	22,619	$162,086	$(13,016)	$156,435	$305,505
Comprehensive income/loss, net of tax:
Net earnings	—	—	—	21,258	21,258
Change in fair value of interest rate swap, net of taxes	—	—	211	—	211
Swap charge, net of tax	—	—	454	—	454

Total comprehensive income					21,923
Dividends—$.195 per share	—	—	—	(4,457)	(4,457)
Stock-based employee compensation	—	3,984	—	—	3,984
Issuances of common stock and related tax benefits on stock option exercises	56	874	—	—	874
Issuances of restricted stock and related income tax benefits	254	(115)	—	—	(115)
Cancellations of restricted stock	(61)	(814)	—	—	(814)

Balance – December 31, 2011	22,868	$166,015	$(12,351)	$173,236	$326,900

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	40 Weeks Ended
	December 31, 2011	January 1, 2011
Cash flows from operating activities
Net earnings	$21,258	$24,534
Loss from discontinued operations	135	356

Earnings from continuing operations	21,393	24,890
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Non-cash restructuring, asset impairment and other	(137)	340
Non-cash convertible debt interest	2,794	2,647
Depreciation and amortization	28,172	27,044
LIFO income – warehouse consolidation	—	(3,450)
LIFO expense (income)	2,661	(453)
Postretirement benefits expense	2,628	3,220
Deferred taxes on income	13,516	16,364
Stock-based compensation expense	3,984	3,576
Excess tax benefit on stock compensation	(128)	(168)
Gain on repurchase of convertible notes	—	(69)
Other	(478)	102
Change in operating assets and liabilities:
Accounts receivable	(418)	5,617
Inventories	(19,755)	(13,171)
Prepaid expenses and other assets	(5,365)	1,392
Accounts payable	14,190	9,935
Accrued payroll and benefits	(3,277)	(147)
Postretirement benefits payments	(4,308)	(6,005)
Other accrued expenses and other liabilities	(4,291)	(9,214)

Net cash provided by operating activities	51,181	62,450
Cash flows from investing activities
Purchases of property and equipment	(32,916)	(25,418)
Proceeds from the sale of assets	648	64
Other	(710)	(1,121)

Net cash used in investing activities	(32,978)	(26,475)
Cash flows from financing activities
Proceeds from revolving credit facility	679	142,953
Payments on revolving credit facility	(574)	(142,953)
Repurchase of convertible notes	—	(10,724)
Repayment of other long-term borrowings	(3,292)	(3,734)
Excess tax benefit on stock compensation	128	168
Proceeds from exercise of stock options	832	248
Dividends paid	(4,457)	(3,394)

Net cash used in financing activities	(6,684)	(17,436)
Cash flows from discontinued operations
Net cash used in operating activities	(284)	(2,442)

Net cash used in discontinued operations	(284)	(2,442)

Net increase in cash and cash equivalents	11,235	16,097
Cash and cash equivalents at beginning of period	43,824	9,170

Cash and cash equivalents at end of period	$55,059	$25,267

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of December 31, 2011, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2 Restructuring, Asset Impairment and Other

Restructuring, asset impairment and other included in the Condensed Consolidated Statements of Earnings consisted of the following:

(In thousands)

	Distribution	Retail	Total
40 Weeks Ended December 31, 2011
Restructuring, asset impairment and other	$(37)	$(100)	$(137)

	Distribution	Retail	Total
40 Weeks Ended January 1, 2011
Restructuring and asset impairment	$2,715	$7,498	$10,213
Lease termination income, net	—	(5,888)	(5,888)
Pension curtailment income	(2,281)	(1,704)	(3,985)

Total restructuring, asset impairment and other	434	(94)	340

The asset impairment charges were recorded due to the economic and competitive environment in which these stores operate and its impact on their forecasted financial performance.

Through an acquisition, Spartan assumed sublease liabilities for a closed store location and two operating store locations that were accounted for as capital leases. The underlying leases were terminated by a bankruptcy judge in December 2010. The closed store liability was reversed resulting in a gain and was partially offset by the remaining net value of the two capital leases also written off.

The following table provides the activity of restructuring costs for the 40 weeks ended December 31, 2011. Restructuring costs recorded in the Consolidated Balance Sheets are included in “Current portion of restructuring costs” in Current liabilities and “Restructuring costs” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)

Balance at March 26, 2011	$15,302
Changes in estimates	(413)
Payments, net of interest accretion	(2,934)

Balance at December 31, 2011	$11,955

Included in the liability are lease obligations related to closed stores recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 3 Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At December 31, 2011, and March 26, 2011, the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)

	December 31, 2011	March 26, 2011
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$49,313	$4,205
Long-term debt and capital lease obligations	129,916	170,711
Equity component of convertible debt	9,835	12,629

Total book value of debt instruments	189,064	187,545
Fair value of debt instruments	179,699	177,112

Excess of book value over fair value	$9,365	$10,433

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

At December 31, 2011 and March 26, 2011, the fair value of the interest rate swap liability was approximately $0.7 million and $1.1 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value measurements are classified within Level 2 of the hierarchy as significant observable market inputs are readily available as the basis of the fair value measurements.

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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap has been designated as a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores' senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% (1.55% at December 31, 2011) on a notional amount of $45 million. The interest rate swap agreement was to expire concurrently with the senior secured revolving credit facility on December 24, 2012, however, on January 9, 2012 Spartan Stores announced the early termination of its interest rate swap agreement. The Company repaid the credit facility and swap termination from available cash. Due to the planned early termination of the swap agreement, the Company recognized a $0.8 million pre-tax charge in the third quarter of fiscal 2012. The after tax fair value of the swap was reclassified from other comprehensive expense and recorded as interest expense in the income statement.

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instrument designated as an interest rate cash flow hedge:

(In thousands)

Balance Sheet Classification	December 31, 2011	March 26, 2011
Other long-term liabilities	$—	$1,085

Other short-term liabilities	$741	$—

The following table provides a summary of the financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for the quarter and year-to-date period ended December 31, 2011:

(In thousands)

	Location in Consolidated Financial Statements	16 Weeks Ended December 31, 2011	40 Weeks Ended December 31, 2011
Loss, net of taxes, recognized in other comprehensive income	Accumulated Other Comprehensive Income (Loss)	$(176)	$(211)

Pre-tax loss reclassified from accumulated other comprehensive loss	Interest expense	288	646

Pre-tax swap termination charge	Interest expense	775	775

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

Spartan Stores contributes to the underfunded Central States multi-employer pension plan based on obligations arising from its collective bargaining agreement covering its warehouse union associates. This plan provides retirement benefits to participants based on their service to the employers associated with the Central States plan. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions; however, Spartan Stores is not a trustee. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan.

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

Note 6 Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the third quarter and year-to-date periods ended December 31, 2011 and January 1, 2011:

(In thousands)

16 Weeks Ended

	Pension Benefits		SERP Benefits		Postretirement Benefits
	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
Service cost	$—	$1,075	$—	$18	$59	$60
Interest cost	890	965	16	16	130	129
Expected return on plan assets	(1,256)	(1,331)	—	—	0	—
Amortization of prior service cost	—	(196)	—	—	(16)	(17)
Recognized actuarial net loss	510	461	12	13	41	38

Net periodic benefit cost	$144	$974	$28	$47	$214	$210

(In thousands)

40 Weeks Ended

	Pension Benefits		SERP Benefits		Postretirement Benefits
	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
Service cost	$—	$2,689	$—	$46	$147	$149
Interest cost	2,225	2,411	39	41	326	323
Expected return on plan assets	(3,139)	(3,327)	—	—	—	—
Amortization of prior service cost	—	(490)	—	—	(41)	(41)
Recognized actuarial net loss	1,274	1,151	31	32	102	94

Net periodic benefit cost	$360	$2,434	$70	$119	$534	$525

No contribution payments are required to be made in fiscal 2012 to meet the minimum pension funding requirements until the accumulated funding standard carryover balance of $0.2 million (as of April 1, 2011) and the prefunding balance of $7.0 million (as of April 1, 2011) are fully utilized. However, during the third quarter Spartan Stores made an additional voluntary contribution of $4.0 million to move the cash balance pension plan closer to a fully funded status and reduce future pension expense. Funding credit carry forward balances will likely be used to reduce future quarterly contribution requirements until December 2012 when a contribution will likely be made to continue to move funding closer to a fully funded status.

Effective January 1, 2011, the Cash Balance Pension Plan was frozen and, as a result, additional service credits are no longer added to each associate’s account, however, interest credits continue to accrue. Effective the same date, Company matching contributions to the Savings Plus 401k Plan were reinstated at a rate of 50% of pay deferral contributions up to 6% of each associate’s qualified compensation. Additionally, a provision allowing for a discretionary annual profit sharing contribution was added to the Company’s 401k Plan.

As previously stated in Note 5, Spartan Stores contributes to the Central States, Southeast and Southwest Areas Pension Fund (“Fund”) (EIN 7456500) at a pro rata fraction of 1% of total contributions. Spartan Store’s employer contributions during the last plan year totaled $7.1 million, which Fund administrators represent as less than 5% of total employer contributions to the Fund.

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

Note 7 Taxes on Income

During the first quarter of fiscal 2012, the Michigan state legislature enacted the Corporate Income Tax (CIT) effective January 1, 2012. The new CIT will replace the current Michigan Business Tax that is in effect through December 31, 2011. As a result, Spartan Stores recorded a one-time, non-cash income tax charge relating to the write-off of net deferred tax assets and liabilities that will no longer be realized under the CIT of approximately $0.5 million in Income Taxes in the first quarter and a corresponding change in Deferred Taxes on Income. As a result of this charge and the state tax provision in the first quarter of fiscal 2012, the effective income tax rate was 43.3% versus the Federal statutory income tax rate of 35.0%. For the year-to-date period ending December 31, 2011 the effective income tax rate was 39.2%. The year-to-date effective tax rate without this charge was 37.7%

There were no material changes to the amount of unrecognized tax benefits during the third quarter of fiscal 2012.

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

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.8 million ($0.04 per diluted share) and $0.8 million ($0.04 per diluted share) in the third quarter of fiscal 2012 and 2011, respectively, as a component of Operating expenses in the Consolidated Statements of Earnings. Stock-based compensation expense (net of tax) was $2.1 million ($0.09 per diluted share) and $2.2 million ($0.10 per diluted share) for the year-to-date period ended December 31, 2011 and January 1, 2011, respectively.

The following table summarizes activity in the share-based compensation plans for the year-to-date period ended December 31, 2011:

	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Outstanding at March 26, 2011	804,721	$17.71	547,771	$16.99
Granted	—	—	222,848	16.06
Exercised/Vested	(49,980)	14.48	(175,433)	17.60
Cancelled/Forfeited	(16,962)	17.94	(9,630)	15.40

Outstanding at December 31, 2011	737,779	$17.92	585,556	$16.48

Vested and expected to vest in the future at December 31, 2011	732,239	$17.93

Exercisable at December 31, 2011	592,437	$17.96

There were no stock options granted during the year-to-date periods ended December 31, 2011 and January 1, 2011.

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

As of December 31, 2011, total unrecognized compensation cost related to nonvested share-based awards granted under our stock incentive plans was $0.3 million for stock options and $7.0 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 0.9 years for stock options and 2.7 years for restricted stock.

Note 9 Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

The following table details the results of discontinued operations reported on the Consolidated Statements of Earnings:

(In thousands)

	16 Weeks Ended
	December 31, 2011	January 1, 2011
Loss from discontinued operations (net of taxes of ($6) and ($97))	$(11)	$(162)

(In thousands)

	40 Weeks Ended
	December 31, 2011	January 1, 2011
Loss from discontinued operations (net of taxes of ($87) and ($223))	$(135)	$(356)

Note 10 Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $3.6 million and $3.3 million for the year-to-date periods ended December 31, 2011 and January 1, 2011, respectively. Non-cash investing activities include capital expenditures included in current liabilities of $0.2 million and $0.5 million for the year-to-date periods ended December 31, 2011 and January 1, 2011, respectively. In addition, in the second quarter and third quarter of fiscal 2012 the Company entered into capital lease agreements of $2.8 million and $1.9 million, respectively.

Note 11 Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)

	Distribution	Retail	Total
16 Weeks Ended December 31, 2011
Net sales	$353,755	$443,487	$797,242
Inter-segment sales	204,898	—	204,898
Depreciation and amortization	2,610	8,806	11,416
Operating earnings	10,863	2,129	12,992
Capital expenditures	2,846	9,187	12,033
16 Weeks Ended January 1, 2011
Net sales	$346,890	$435,410	$782,300
Inter-segment sales	210,724	—	210,724
Depreciation and amortization	2,602	8,442	11,044
Operating earnings	15,411	1,178	16,589
Capital expenditures	2,406	8,020	10,426
40 Weeks Ended December 31, 2011
Net sales	$867,110	$1,152,343	$2,019,453
Inter-segment sales	508,953	—	508,953
Depreciation and amortization	6,499	21,692	28,191
Operating earnings	27,029	19,940	46,969
Capital expenditures	5,808	27,108	32,916
40 Weeks Ended January 1, 2011
Net sales	$840,769	$1,120,824	$1,961,593
Inter-segment sales	518,192	—	518,192
Depreciation and amortization	6,416	20,534	26,950
Operating earnings	34,119	17,906	52,025
Capital expenditures	6,836	18,582	25,418

	December 31, 2011	March 26, 2011
Total assets
Distribution	$264,372	$261,028
Retail	518,607	484,839
Discontinued operations	5,509	5,529

Total	$788,488	$751,396

The following table presents sales by type of similar product and services:

	16 Weeks Ended				40 Weeks Ended
(Dollars in thousands)	December 31, 2011		January 1, 2011		December 31, 2011		January 1, 2011
Non-perishables (1)	$404,429	51%	$406,834	52%	$1,002,771	50%	$1,009,761	51%
Perishables (2)	277,234	35	273,975	35	720,027	36	704,919	36
Pharmacy	65,912	8	64,402	8	164,019	8	155,637	8
Fuel	49,667	6	37,089	5	132,636	6	91,276	5

Consolidated net sales	$797,242	100%	$782,300	100%	$2,019,453	100%	$1,961,593	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

We operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and fresh items to approximately 375 independently owned operations and our 96 corporate owned stores. Our Retail segment operates 96 retail supermarkets in Michigan under banners including D&W Fresh Markets, Family Fare Supermarkets, Glen’s Markets and VG’s Food and Pharmacy and 27 fuel centers/convenience stores, adjacent to our supermarket locations, under the banners D&W Fresh Markets Quick Stop, Family Fare Quick Stop, Glen’s Quick Stop and VG’s Quick Stop. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

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

Results of Operations

The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)

	Percentage of Net Sales					Percentage Change
	16 Weeks Ended		40 Weeks Ended			16 Weeks Ended	40 Weeks Ended
	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011		Dec. 31, 2011	Dec. 31, 2011
Net sales	100.0	100.0	100.0	100.0		1.9	2.9
Gross margin	20.4	21.1	20.8	21.8	*	(1.1)	(1.3)
Selling, general and administrative expenses	18.8	19.3	18.5	19.1		(0.5)	0.0
Restructuring, asset impairment and other	0.0	(0.3)	0.0	0.0		**	—

Operating earnings	1.6	2.1	2.3	2.7		(8.3)	(9.7)
Other income and expenses	0.6	0.6	0.6	0.6		12.3	2.0

Earnings before income taxes and discontinued operations	1.0	1.5	1.7	2.1		(35.0)	(13.1)
Income taxes	0.4	0.6	0.6	0.8		(37.9)	(11.5)

Earnings from continuing operations	0.6	0.9	1.1	1.3		(33.3)	(14.0)
(Loss) earnings from discontinued operations, net of taxes	(0.0)	(0.0)	(0.0)	(0.0)		—	—

Net earnings	0.6	0.9	1.1	1.3		(31.9)	(13.4)

*	Prior year includes LIFO income related to the warehouse consolidation initiative.
**	Percentage change is not meaningful.
Note:	Certain amounts in this schedule have been rounded.

Net Sales – Net sales for the quarter ended December 31, 2011 (“third quarter”) increased $14.9 million, or 1.9%, from $782.3 million in the quarter ended January 1, 2011 (“prior year third quarter”) to $797.2 million. Net sales for the year-to-date period ended December 31, 2011 (“current year-to-date”) increased $57.9 million, or 2.9%, from $1,961.6 million in the prior year-to-date period ended January 1, 2011 (“prior year-to-date”) to $2,019.5 million.

Net sales for the third quarter in our Retail segment increased $8.1 million, or 1.9%, from $435.4 million in the prior year third quarter to $443.5 million. Net sales for the year-to-date period increased $31.5 million, or 2.8%, from $1,120.8 million in the prior year-to-date period to $1,152.3 million. The third quarter increase was primarily due to an increase in fuel center sales of $13.1 million partially offset by a comparable sales decrease of 1.2%. The year-to-date sales increase was primarily due to an increase in fuel center sales of $42.4 million partially offset by a comparable sales decrease of 1.1%.

The decrease in comparable store sales reflects the impact of unseasonably warm weather in the Company’s northern Michigan markets and the continuing trend of a cautious consumer spending environment, partially offset by the benefit of the Company’s Yes loyalty program rollout to the remaining banners. We define a retail store as comparable when it is in operation for 14 periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

Net sales for the third quarter in our Distribution segment increased $6.9 million, or 2.0%, from $346.9 million in the prior year third quarter to $353.8. Net sales for the current year-to-date period increased $26.3 million, or 3.1%, from $840.8 million in the prior year-to-date period to $867.1 million. The third quarter increase was due to new warehouse business of $8.1 million partially offset by a comparable sales decrease of 0.8% to existing independent customers. The year-to-date increase was principally due to new warehouse business of $18.3 million and an increase in net pharmacy sales of $6.9 million.

The Company anticipates that the fourth quarter of fiscal 2012’s financial performance will approximate the prior year’s fourth quarter earnings from continuing operations, excluding the impact of the 53rd week and any unusual items that do not reflect the ongoing operating activities of the Company.

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

Gross margin for the third quarter decreased $1.9 million, or 1.1%, from $164.8 million in the prior year third quarter to $162.9 million. As a percent of net sales, gross margin for the third quarter decreased to 20.4% from 21.1%. The decline was primarily due to a higher mix of fuels, an increased LIFO expense of approximately $1.8 million, and a slightly lower fuel gross margin rate this year versus last year. The increased LIFO expense was due to higher inflation in this year’s third quarter and the cycling of a $0.7 million LIFO inventory credit provision from lower inventory levels generated in last year’s third quarter as a result of warehouse operational improvements. Gross margin for the year-to-date period decreased $5.7 million, or 1.3%, from $426.7 million in the prior year-to-date period to $421.0 million. As a percent of net sales, gross margin for the year-to-date period decreased to 20.8% from 21.8%. Last year’s distribution margins were impacted by LIFO income of $3.5 million related to the Company’s reduced inventory levels resulting from the warehouse consolidation.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the third quarter (excluding restructuring, asset impairment and other) decreased $0.6 million, or 0.5%, from $150.6 million in the prior year third quarter to $150.0 million. As a percent of net sales, SG&A expenses (excluding restructuring, asset impairment and other) were 18.8% for the third quarter compared to 19.3% in the prior year third quarter. SG&A expenses (excluding restructuring, asset impairment and other) for the year-to-date period were comparable to the prior year at $374.2 million. As a percent of net sales, operating expenses (excluding restructuring, asset impairment and other) were 18.5% for the current year-to-date period compared to 19.1% in the prior year-to-date period.

The net decrease in third quarter SG&A expenses was primarily due to the following:

•	Decreases in store labor of $2.4 million primarily due to productivity improvements and favorable health benefits as a result of lower claims activity and fewer large claims in the current year.

•	Decreases in our Retail segment primarily due to lower occupancy costs of $0.7 million.

•	Decreases in warehousing expenses of $0.5 million primarily due to warehouse labor and benefits.

•	Gain on disposal of assets of $0.5 million.

•	Increases in incentive compensation of $1.0 million, advertising of $0.5 million, and transportation fuel of $0.4 million.

•	Decreases in vendor reimbursements of $0.5 million.

•	Increased depreciation and amortization of $0.4 million.

•	Increases in various other expenses including rent, legal and professional fees, and repairs and maintenance in the Distribution segment.

The year-to-date SG&A expenses were comparable to the prior year primarily due to the following:

•	Decreases in store labor of $4.2 million primarily due to productivity improvements and favorable health benefits as a result of lower claims activity and fewer large claims in the current year.

•	Decreases in our Retail segment primarily due to lower occupancy costs of $2.1 million.

•	Decreases in warehousing expenses of $0.9 million due principally due to warehouse labor and benefits.

•	Gain on disposal of assets of $0.6 million.

•	Increases in incentive compensation of $2.0 million, transportation fuel of $1.4 million, and professional fees of $1.1 million.

•	Decreases in vendor reimbursements of $1.8 million.

•	Increased depreciation and amortization of $1.2 million.

•	Increases in various other expenses including supplies, rent, and market support in the Distribution segment.

Restructuring, Asset Impairment and Other – The prior year third quarter benefit of $2.4 million included pension curtailment income of $4.0 million and a lease termination adjustment of $5.9 million offset by $7.4 million in asset impairment charges. In addition to the third quarter income/charges the prior year-to-date net charge of $0.3 million included charges related to the Plymouth warehouse facility closure of $1.8 million, severance costs of $0.5 million, warehouse closing costs of $0.3 million and an asset impairment charge of $0.2 million.

The asset impairment charges were recorded due to the economic and competitive environment these stores operated in and its impact on their forecasted financial performance.

Through an acquisition, Spartan assumed sublease liabilities for a closed store location and two operating store locations that were accounted for as capital leases. The underlying leases were terminated by a bankruptcy judge in December 2010. The closed store liability was reversed resulting in a gain and was partially offset by the remaining net value of the two capital lease also written off.

Interest Expense – Interest expense increased $0.5 million, or 12.3%, from $4.7 million in the prior year third quarter to $5.2 million. For the year-to-date period, interest expense increased $0.3 million, or 2.0%, from $11.5 million to $11.8 million. The increase in interest expense was due primarily to the $0.8 million charge recognized in the third quarter as a result of the early termination of the interest rate swap agreement. This also decreased accumulated other comprehensive loss by an after tax amount of $0.5 million. As a result of the early termination of the interest swap agreement we expect interest expenses to be reduced by $1.4 million over the next four quarters.

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

The effective tax rate is 35.7% and 37.3% for the current year third quarter and prior year third quarter, respectively. The year-to-date effective tax rate is 39.2% and 38.5% for the current year and prior year, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes plus the charge related to the state tax law change outlined above. Without this change the year-to-date effective rate would have been 37.7% this year.

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

Following is a reconciliation of net earnings to Adjusted EBITDA for quarters ended December 31, 2011 and January 1, 2011.

	Third Quarter		Year-to-Date
(In thousands)	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
Net earnings	$4,977	$7,308	$21,258	$24,534
Add:
Discontinued operations	11	162	135	356
Income taxes	2,764	4,452	13,794	15,589
Interest expense	5,274	4,666	11,928	11,599
Non-operating (income) expense	(34)	1	(146)	(53)

Operating earnings	12,992	16,589	46,969	52,025
Add:
Depreciation and amortization	11,416	11,044	28,191	26,950
LIFO (income) expense	1,134	(695)	2,661	(3,903)
Restructuring, asset impairment and other	(2)	(2,425)	(137)	340
Other unusual items	—	—	1,194	—
Non-cash stock compensation and other charges	448	1,204	2,808	3,327

Adjusted EBITDA	$25,988	$25,717	$81,686	$78,739

Reconciliation of operating earnings to adjusted EBITDA by segment:
Retail:
Operating earnings	$2,129	$1,178	$19,940	$17,906
Add:
Depreciation and amortization	8,806	8,442	21,692	20,534
LIFO expense	785	465	1,749	665
Restructuring, asset impairment and other	(2)	(247)	(100)	(94)
Non-cash stock compensation and other (gains) charges	(155)	632 *	982	1,767 *

Adjusted EBITDA	$11,563	$10,470	$44,263	$40,778

Distribution:
Operating earnings	$10,863	$15,411	$27,029	$34,119
Add:
Depreciation and amortization	2,610	2,602	6,499	6,416
LIFO (income) expense	349	(1,160)	912	(4,568)
Restructuring, asset impairment and other	—	(2,178)	(37)	434
Other unusual items	—	—	1,194	—
Non-cash stock compensation and other charges	603	572 *	1,826	1,560 *

Adjusted EBITDA	$14,425	$15,247	$37,423	$37,961

*	Prior year stock compensation has been reclassified to conform to the current year to reflect the amount included in the administrative cost allocated to the Retail segment.

Discontinued Operations

Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the year-to-date and prior year-to-date periods:

(In thousands)	December 31, 2011	January 1, 2011
Net cash provided by operating activities	$51,181	$62,450
Net cash used in investing activities	(32,978)	(26,475)
Net cash used in financing activities	(6,684)	(17,436)
Net cash used in discontinued operations	(284)	(2,442)

Net increase in cash and cash equivalents	11,235	16,097
Cash and cash equivalents at beginning of year	43,824	9,170
Cash and cash equivalents at end of period	$55,059	$25,267

Net cash provided by operating activities decreased from the prior year-to-date period primarily due to increases in accounts receivable and the payment of fiscal year 2011 incentive compensation.

Net cash used in investing activities increased during the current year-to-date period primarily due to capital expenditures which increased $7.5 million to $32.9 million. Of this amount, our Retail and Distribution segments utilized 82.4% and 17.6%, respectively, compared to 73.1% and 26.9%, respectively, in the prior year.

The terms of our senior secured revolving credit facility contain certain covenants which could restrict our capital expenditures if we fail to achieve the required ratios. Our current available borrowings are approximately $116.2 million above these limits as of December 31, 2011 and we do not expect to fall below the restricted levels. We expect capital and real estate development expenditures to range from $44.0 million to $46.0 million for fiscal 2012.

Net cash used in financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation and proceeds from the issuance of common stock. Net payments on long-term borrowings were $3.3 million in the current year-to-date period, partially offset by net proceeds from revolver borrowings of $0.1 million. In the prior year-to-date period, net long-term repayments totaled $14.5 million. Cash dividends of approximately $1.5 million were paid in each quarter of fiscal 2012 versus approximately $1.1 million in the prior year. This increase was due to a 30% increase in dividends from $0.05 per share to $0.065 per share that was approved by the Board of Directors and announced on May 18, 2011. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at December 31, 2011 are $49.3 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations includes the net cash flows of our discontinued operations and consists primarily of the payment of leases related to closed stores, insurance run-off claims and other liabilities partially offset by the proceeds from the sale of assets and sublease income.

Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of December 31, 2011, our senior secured revolving credit facility had outstanding borrowings of $45.1 million and additional available borrowings of $136.2 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores’ business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility, or that we will be able to replace our existing credit facility on favorable terms when it matures in December 2012.

On January 9, 2012 Spartan Stores announced the early termination of its interest rate swap agreement. The Company repaid the balance on its credit facility and swap termination fee from available cash. Due to the planned early termination of the swap agreement, the Company recognized a $0.8 million pre-tax charge in the third quarter of fiscal 2012.

Our total net long-term debt (including current maturities and capital lease obligations net of cash and cash equivalents) to total capital ratio at December 31, 2011 was 0.28:1.00 versus 0.30:1.00 at March 26, 2011, and our long-term debt to capital ratio for the same periods was 0.35:1.00 and 0.36:1.00, respectively. Total net long-term debt is a non-GAAP financial measure that is defined as long-term debt and capital lease obligations plus current maturities of long-term debt and capital lease obligations less cash and cash equivalents. The Company believes investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments.

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of December 31, 2011 and March 26, 2011.

(In thousands)	December 31, 2011	March 26, 2011
Current maturities of long-term debt and capital lease obligations	$49,313	$4,205
Long-term debt and capital lease obligations	129,916	170,711

Total Debt	179,229	174,916
Cash and cash equivalents	(55,059)	(43,824)

Total net long-term debt	$124,170	$131,092

The shift in current maturities of long-term debt and long-term debt between March 26, 2011 and December 31, 2011 is due to the December 2012 maturity of the facility.

For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 26, 2011. At December 31, 2011, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

Our current ratio increased to 1.13:1.00 at December 31, 2011 from 1.29:1.00 at March 26, 2011 and our investment in working capital decreased to $28.8 million at December 31, 2011 from $47.3 million at March 26, 2011 principally due to the increased current portion of debt partially offset with increased cash.

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

The following table shows the indebtedness and other liabilities of our subsidiaries as of December 31, 2011:

Spartan Stores Subsidiaries Only

(In thousands)

December 31, 2011
Current Liabilities
Accounts payable	$111,259
Accrued payroll and benefits	31,958
Other accrued expenses	16,321
Current portion of restructuring costs	3,596
Current maturities of long-term debt and capital lease obligations	4,208

Total current liabilities	167,342

Long-term Liabilities
Postretirement benefits	11,469
Other long-term liabilities	14,669
Restructuring costs	8,359
Long-term debt and capital lease obligations	42,011

Total long-term liabilities	76,508

Total Subsidiary Liabilities	243,850
Operating Leases	118,089

Total Subsidiary Liabilities and Operating Leases	$361,939

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges was 1.88:1.00 and 2.45:1.00 for the third quarter and prior year third quarter, respectively, and 2.71:1.00 and 2.97:1.00 for the year-to-date and prior year-to-date periods, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

We had letters of credit totaling $0.6 million outstanding and unused at December 31, 2011. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of Spartan Stores' disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of December 31, 2011 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of Spartan Stores' management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Spartan Stores' management, including the CEO and CFO, concluded that Spartan Stores' disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores’ internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 17, 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of the Company’s common stock. There were no repurchases of the Company's common stock under this program during the quarter ended December 31, 2011.

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

Spartan Stores, Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
September 11 – October 8, 2011
Employee Transactions	1,116	$15.72
October 9 – November 5, 2011
Employee Transactions	—	$—
November 6 – December 3, 2011
Employee Transactions	15	$17.17
December 4 – December 31, 2011
Employee Transactions	—	$—

Total for Third Quarter ended December 31, 2011	1,131	$15.73

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: February 9, 2012	By	/s/ David M. Staples
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