Form 10-K
period 2012-03-31
SPARTAN STORES INC
filed 2012-05-23
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Select Market on September 10, 2011 (which was the last trading day of the registrant’s second quarter in the fiscal year ended March 31, 2012) was $345,915,556.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of May 7, 2012 was 21,664,787, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held August 15, 2012

Forward-Looking Statements

The matters discussed in this Annual Report on Form 10-K include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, “Spartan Stores”). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management “expects,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” or is “optimistic” or “confident” that a particular occurrence or event “will,” “may,” “could,” “should” or “will likely” result, occur or pursue or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus” or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to achieve sales and earnings expectations; successfully conclude union contract negotiations; improve operating results; maintain and strengthen our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors; maintain gross margin; effectively address food cost or price inflation or deflation; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of restructuring; realize growth opportunities; maintain or expand our customer base; reduce operating costs; sell on favorable terms assets held for sale; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends, and successfully implement and realize the expected benefits of the other programs, systems, plans, priorities, strategies, objectives, goals or expectations described in this Annual Report, our other reports, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed in the “Risk Factors” discussion in Item 1A of this Annual Report.

This section and the discussions contained in Item 1A, “Risk Factors,” and in Item 7, subheading “Critical Accounting Policies” in this report, both of which are incorporated here by reference, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to Spartan Stores or that Spartan Stores currently believes are immaterial also may impair our business, operations, liquidity, financial condition and prospects. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this Annual Report.

PART I

Item 1.	Business

Overview

Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana. We operate two reportable business segments: Distribution and Retail. We believe that we are the tenth largest wholesale distributor to supermarkets in the United States and the largest wholesale distributor to supermarkets in Michigan. According to reports provided by Metro Market Studies, our distribution and retail operations hold a combined #1 or #2 market share in the Northern Michigan and Western Michigan markets we serve and a #3 market share in our other Michigan markets. For the fiscal year ended March 31, 2012 (“fiscal 2012”), we generated net sales of approximately $2.6 billion.

Established in 1917 as a cooperative grocery distributor, Spartan Stores converted to a for-profit business corporation in 1973. In January 1999, we began to acquire retail supermarkets in our focused geographic regions. In August 2000, our common stock became listed on the NASDAQ Stock Market under the symbol “SPTN.” With approximately 8,400 associates, Spartan Stores distributes a wide variety of products to approximately 375 independent grocery stores and operates 96 conventional supermarkets.

Spartan Stores’ hybrid business model supports the close functioning of its Distribution and Retail operations, optimizing the natural complements of each business segment. The model produces operational efficiencies, helps stimulate distribution product demand, and provides sharper market visibility and broader business growth options. In addition, the Distribution and Retail diversification provides added flexibility to pursue the best long-term growth opportunities in each segment.

Spartan Stores has established key management priorities that focus on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Distribution and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:

•

Retail sales growth: Continue refining our capital plan focusing on remodels, replacement stores, adjacent acquisitions, expansions and new stores to fill in existing markets, leverage investments in fuel centers and pharmacy operations to drive related supermarket customer traffic and continue to focus on category management initiatives, specifically focusing on fresh offerings. We also pursue prudent acquisitions to grow this segment.

•

Distribution sales growth: Focus on increasing penetration of existing customers, attracting new in-market customers and adjacent-state customers, continue to share “best retail practices” with customers, provide a superior value-added relationship and pursue appropriate acquisitions.

•

Margin optimization: Continued focus on increasing penetration of private brand programs, enhancing offerings in our fresh department, lowering the cost of merchandise through vendor partnerships, E-Sourcing, and improving retail shrink.

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

Distribution Segment

Our Distribution segment provides a selection of approximately 45,000 stock-keeping units (SKU's), including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care items to approximately 375 independent grocery stores and our 96 corporate-owned stores. Also included are approximately 3,900 private brand grocery and general merchandise items. Total net sales from our Distribution segment, including shipments to our corporate-owned stores, which are eliminated in the consolidated financial statements, were approximately $1.8 billion for fiscal 2012.

Customers. Our Distribution segment supplies a diverse group of independent grocery store operators that range from a single store to supermarket chains with as many as 21 stores, as well as our corporate-owned stores. Pricing to our customers is generally based upon a “cost plus” model for grocery, frozen, dairy, pharmacy and health and beauty care items and a “variable mark-up” model for meat, deli, bakery, produce, seafood, floral and general merchandise products.

Our Distribution customer base is very diverse, with no single customer, excluding corporate-owned stores, exceeding 8% of consolidated net sales. Our five largest Distribution customers (excluding corporate-owned stores) accounted for approximately 17% of our fiscal 2012 Distribution net sales. In addition, approximately 75% of Distribution net sales, including corporate-owned stores, are covered under supply agreements with our Distribution customers or are directly controlled by Spartan Stores.

Distribution Functions. Our Distribution business utilized approximately 1.4 million square feet of warehouse, distribution and office space as of March 2012. We supply our independent Distribution customers and our corporate-owned stores from our distribution center located in Grand Rapids, Michigan. We believe that our distribution facility is strategically located to efficiently serve our customers. We are continually evaluating our inventory movement and assigning SKU’s to appropriate areas within our distribution center facilities to reduce the time required to stock and pick products in order to achieve additional efficiencies.

To supply our Distribution customers, we operate a fleet of approximately 105 tractors, 205 conventional dry trailers and 180 refrigerated trailers, substantially all of which are leased. In fiscal 2012, 30 tractors and 22 conventional dry trailers were replaced as a part of our on-going strategy to maintain the highest possible operating standards. This investment in our fleet also supports our sustainability initiatives by meeting new emission level requirements and provides us with industry-leading appearances on the road as we continue to introduce new and increased Spartan private brand logo visibility. We take pride in our "rolling billboards" that showcase over 30 different colorful designs of Spartan private brand products and create positive visual impressions to the consumer as the fleet travels approximately 12.5 million miles annually.

We continued to leverage our upgraded fleet management system and new dispatch software, as well as a new fuel management system that was deployed in the fourth quarter of fiscal 2012, to further improve the efficiency of the operation. The greater visibility and functionality provided by the new transportation software resulted in continued trends of increased outbound load density and reduced off-route and empty miles. Our satellite-based global positioning and communications hardware allows fleet supervisors to communicate directly with drivers and supports a fully automated delivery tracking system that provides retailers with real time estimated time of arrival visibility on every delivery. The trailer-tracking functionality also enabled the dispatch center to efficiently track the location of all trailers in the fleet as well as support the completion of chain of custody audits for product in transit. Continued integration with other supply chain systems will assist by improving resource utilization and lowering the fleet tractor to trailer ratio as we move through fiscal 2013. Furthermore, system supplied critical event and performance reporting has positively impacted the fleet accident frequency and severity rating, as we remain committed to continued improvement in safety and reduction of insurance and claims costs.

We remain committed to the ongoing investment required to maintain a best-in-class fleet while focusing on the lowest operating cost model. A comprehensive equipment replacement strategy has enabled the company to capitalize on seasonal business fluctuations, vehicle technology enhancements, increased trailer capacity, fleet right-sizing and manufacturer component warranty cycles. In fiscal 2012, we took delivery of 30 leased Kenworth tractors equipped with the new Cummins ISX 425 horsepower engine that met the latest federal emissions standards. These new trucks offer an industry leading solution with world-class low emissions and greenhouse gases, while delivering outstanding horsepower, torque and improved fuel efficiency. The trucks reduce emissions to near-zero levels of nitrogen oxide and meet our continued commitment to reducing our carbon footprint. We also continue to invest in environmentally friendly equipment solutions such as improved aerodynamics, idling reduction systems, low roll resistant tires and tire inflation systems.

In Fiscal 2013, we will focus on completing the integration of a yard and dock management system with other transportation technology to automate and control the arrival/departure, yard location, yard movement and readiness of trailers in a full on-line environment. We will fully utilize the real time information from RF identification tags to track the location of equipment in the yard. The use of wireless communications for trailers will allow for improved control and monitoring of the distribution campus.

Additional Services. We also offer and provide many of our independent Distribution customers with value-added services, including:

• Site identification and market analyses	• Coupon redemption
• Store planning and development	• Product reclamation
• Marketing, promotion and advertising	• Printing
• Technology and information services	• Category management
• Accounting, payroll and tax preparation	• Real estate services
• Human resource services	• Construction management services

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

Our 96 retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. In 66 of our supermarkets, we also offer pharmacy services. In addition to nationally advertised products, the stores carry private brand items, including our flagship Spartan brand and Fresh Selections, Top Care, a health and beauty care brand, Valu Time, a value brand, Full Circle, a natural and organic brand and Paws, a pet supplies brand. These private brand items provide above-average retail margins and we believe they help generate increased customer loyalty. See “Merchandising and Marketing – Corporate Brands.” Our retail supermarkets range in size from approximately 20,300 to 65,800 total square feet and average approximately 42,000 total square feet per store.

We operate 27 fuel centers at our supermarket locations operating under the banners D&W Quick Stop, Family Fare Quick Stop, Glen’s Quick Stop, and VG’s Quick Stop. These fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of immediately consumable products. Our prototypical Quick Stop stores are approximately 1,100 square feet in size and are located adjacent to our supermarkets. We have experienced increases in supermarket sales upon opening fuel centers and initiating cross-merchandising activities. We are planning to continue to open additional fuel centers at certain of our supermarket locations each year over the next few years.

Our stores are primarily the result of acquisitions from January 1999 to December 2008. The following chart details the changes in the number of our stores over the last five fiscal years:

Fiscal Year	Number of Stores at Beginning of Fiscal Year	Stores Acquired or Added During Fiscal Year	Stores Closed or Sold During Fiscal Year	Number of Stores at End of Fiscal Year
2008	87	20	8	99
2009	99	17	16	100
2010	100	—	4	96
2011	96	1	—	97
2012	97	—	1	96

During fiscal 2012, we completed seven major remodels of our stores as well as many other limited remodels and store resets. In addition, we converted one store to our new Valu Land banner and opened two new fuel centers.

We expect to continue making meaningful progress with our capital investment program during fiscal 2013 by completing construction of one new store (relocation of a store), opening four to six new Valu Land stores, completing six major remodels and opening two new fuel centers. We evaluate proposed retail projects based on demographics and competition within each market, and prioritize projects based on their expected returns on investment. Approval of proposed capital projects requires a projected internal rate of return that meets or exceeds our policy; however, we may undertake projects that do not meet this standard to the extent they represent required maintenance or necessary infrastructure improvements. In addition, the Company performs a post completion review of all major projects. We believe that focusing on such measures provides us with an appropriate level of discipline in our capital expenditures process.

Products

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The Company’s consolidated net sales include the net sales of the Company’s corporate-owned stores and fuel centers and the net sales of the Company’s Distribution business, net of sales to affiliated stores.

The following table presents sales by type of similar product and services:

(Dollars in thousands)	2012		2011		2010
Non-perishables (1)	$1,293,147	49%	$1,297,719	51%	$1,367,298	53%
Perishables (2)	933,545	36	906,945	36	895,005	35
Fuel	219,903	8	123,262	5	95,937	4
Pharmacy	187,631	7	205,138	8	193,716	8

Consolidated net sales	$2,634,226	100%	$2,533,064	100%	$2,551,956	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note—Fiscal 2012 had 53 weeks while both 2011 and 2010 had 52 weeks.

Reporting Segment Financial Data

More detailed information about our reporting segments may be found in Note 15 to the consolidated financial statements included in Item 8, which is herein incorporated by reference. All of our sales and all of our assets are in the United States of America.

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

Marketing and Merchandising

General. We continue to align our marketing and merchandising strategies with current consumer behaviors by providing initiatives centered on loyalty, value, and health and wellness. These strategies focus on consumer driven programs to effectively leverage the use of category management principles and satisfy the consumer’s needs.

Our over-arching focus on the consumer gives us insight about purchasing behavior and the flexibility to adapt to rapidly changing market conditions by making tactical adjustments to our marketing and merchandising programs that deliver more tangible value to our customers. We will continue to expand these offerings and partner with our independent customers over time to realize incremental benefits.

As we expand our service offerings, we believe that we differentiate ourselves from our competitors by offering a full set of services, from value added services in our distribution segment to the addition of fuel centers and Starbucks Coffee shops in some of our retail stores. To engender loyalty with our customers, we provide them with discounts on fuel purchases at our fuel centers. Fuel centers have proven to be effective traffic-builders for fuel-purchasing customers who wish to take advantage of cross-promotions between the stores and the Quick Stop fuel centers. Consumers are focusing on value in today's economy, and coupons such as the fuel reward savings program are helping us to meet that need.

We continue to evolve our Pharmacy Plus program by connecting with the consumer and focusing on health and wellness. As noted above, 66 of our supermarkets now offer pharmacy services. We believe the pharmacy service offering is an important part of the consumer experience. As a result, to provide excellent value on medications, we offer free medications (antibiotics, diabetic meds and pre-natal vitamins) along with generic drugs for $4 and $10 as well as food solutions for preventative health and education for our customers.

In fiscal 2012, we expanded our “YES” customer loyalty card program to include Family Fare and D&W Fresh Market and now have all of our conventional grocery stores linked with the same loyalty card. This program, which was first introduced in the Glen’s Markets banner late in the first quarter of fiscal 2010, is providing us with more sophisticated information to better understand our customers' purchasing behavior, which we are using to improve the effectiveness of our promotions, marketing and merchandising programs. We also expect the program will help solidify our long-term customer loyalty, improve our sales growth opportunities and further strengthen our market position. We expect to achieve these goals by knowing what’s important to our individual consumers and then by targeting relevant offers to these individuals.

We strive to be a health and wellness solution for our customers as well. Our Nutrition Guide tags are one way we do this—providing nutrition information for thousands of items throughout the store, right on the price tag—making it easy for our customers to purchase items that meet their health needs. We were also one of the first retailers in the country to begin to incorporate Food Marketing Institute’s “Facts Up Front” nutrition labeling on our Spartan and Spartan Fresh Selections private brand packages. We expect to be the first retailer in the country to have 100% of our private brand packaging to incorporate Facts Up Front on the label by the end of calendar 2012.

At Spartan Stores, we are committed to being a consumer driven retailer. In fiscal 2009, we implemented a new customer satisfaction program that gives consumers a new channel for communicating their store experiences. Retail customers are randomly selected via point-of-sale receipts and invited to give us feedback by taking an online survey. Results of these surveys help us assess overall customer satisfaction and identify several opportunities to focus on to drive consumer satisfaction and loyalty. From this program we have developed a fresh selection initiative to drive our competitive advantage. We value the opinions of our consumers and believe the best way to deliver a high quality shopping experience is to let customers tell us what they want and need. We believe this survey dialogue will better enable us to identify opportunities for continuous improvements for consistency and excellence in the overall consumer experience.

Over the past year we have been experimenting with a value store format, under the banner Valu Land, and converted three small store locations to this format. We opened our first net new Valu Land early in the first quarter of fiscal 2013. Over the remainder of fiscal 2013, we plan to open four to six additional new Valu Land locations. While we are still very early in the development and testing of this store format, we are excited about the potential organic growth opportunity it could provide in certain existing markets, as well as locations outside the state of Michigan.

Private Brands. We currently market and distribute over 3,900 private brand items including our flagship Spartan brand, Spartan Fresh Selections, Top Care, a health and beauty care brand, Valu Time, a value brand, Full Circle, a natural and organic brand, and Paws, a pet supplies brand. We believe that our private brand offerings are part of our most valuable strategic assets, demonstrated through customer loyalty and profitability. These product offerings are serving us particularly well as the consumer becomes more value orientated.

We have worked diligently to develop a premier private brand program. We have added more than 2,400 corporate brand products to our consumer offer in the past eight years, with approximately 500 products introduced in fiscal 2012. We plan to introduce approximately 400 new items in fiscal 2013. Our products are continually recognized for excellence, and this year marked the ninth consecutive year that we have been recognized for award-winning private brand products. These awards underscore our continued commitment to providing the consumer with quality products.

Additionally, we continue to focus on pursuing opportunities in the fresh department consumer offerings with Spartan Fresh Selections, which was launched in fiscal 2011 and included the addition of 92 new products followed by 60 new products in fiscal 2012.

Competition

Our Distribution and Retail segments operate in highly competitive markets, which typically result in low profit margins for the industry as a whole. We compete with, among others, regional and national grocery distributors, independently owned retail grocery stores, large chain stores that have integrated wholesale and retail operations, mass merchandisers, limited assortment stores and wholesale membership clubs, many of whom have greater resources than we do. The principal competitive factors in the retail grocery business include the location and image of the store; the price, quality and variety of the perishable products; and the quality and consistency of service.

We believe we have developed and implemented strategies and processes that allow us to remain competitive in our Retail segment. We monitor planned store openings by our competitors and have established proactive strategies to respond to new competition both before and after the competitive store opening. Strategies to combat competition vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, 12 competitor supercenters opened in markets in which we operate corporate-owned stores. No additional openings are expected to occur during fiscal 2013 against our corporate-owned stores. As a result of these openings we believe the majority of our supermarkets compete with one, if not multiple, supercenters.

The primary competitive factors in the distribution business include price, product quality, variety and service. We believe our overall service level, defined as actual units shipped divided by actual units ordered, is among industry leading performance in our Distribution segment.

Seasonality

Our sales and operating performance vary with seasonality. Our first and fourth quarters are typically our lowest sales quarters. Therefore, operating results are generally lower during these two quarters. Additionally, these two quarters can be affected by the timing of the Easter holiday, which results in a strong sales week. Many northern Michigan stores are dependent on tourism and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. All quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. Fiscal 2012 contained 53 weeks; therefore, the fourth quarter of fiscal 2012 consisted of 13 weeks rather than 12 weeks.

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

Supply Chain. During fiscal 2012, Spartan implemented a new handheld ordering system for use with our Distribution customers. This system provides an industry leading tool for the independent customer to order product and access product information from any location in their store. We made major enhancements to our web based product information system for use by our Distribution customers. We added the capability for the independent customer to track the delivery status of orders including the physical location of the truck in route to the customer location. In fiscal 2013, we will continue with the development of our web based product information system and also upgrade our voice selection technology within all warehouses to further improve order accuracy and efficiency. These projects are all designed to provide expanded and more timely information so our Distribution customers can make better decisions and more effectively compete in the marketplace.

Retail Systems. During fiscal 2012, Spartan implemented a major software revision to our point of sale systems. The first phase of our Pharmacy consumer web site was implemented to provide enhanced medical information for the consumer. The next phase of an enhanced cost accounting system for our corporate pharmacies was installed to support improved margin analysis and inventory management. Our loyalty marketing system was deployed in the remaining corporate owned retail banners and we continued making major enhancements to our customer loyalty marketing system. We completed the upgrade of our in-store item and price management system for our independent customers.

Financial Systems. During fiscal 2012, Spartan implemented additional management self service functions in its Human Resource and Payroll system. We implemented a new integrated project management and costing system for the Real Estate and IT departments.

Information Technology Infrastructure. A major storage system upgrade was completed at our primary and backup data centers. Additional processing capacity was added at our primary and backup data centers. Our security systems continue to be enhanced at our retail locations and our central processing sites.

Subsidiaries

Our Distribution segment consists primarily of our wholly owned subsidiary, Spartan Stores Distribution, LLC. We operate our Retail segment through our wholly owned subsidiary, Seaway Food Town, Inc. and its respective subsidiaries.

Associates

We currently employ approximately 8,400 associates, 4,000 of which are full-time and 4,400 of which are part-time. Unions represent approximately 8% of our associates.

We consider our relations with our union and non-union associates to be good and have not had any material work stoppages in over twenty years. The existing agreement with the union expires October 2012. We expect to enter into a new contract prior to the expiration of the current agreement.

Regulation

We are subject to federal, state and local laws and regulations covering the purchase, handling, sale and transportation of our products. Several of our products are subject to federal Food and Drug Administration regulation. We believe that we are in substantial compliance in all material respects with the Food and Drug Administration and other federal, state and local laws and regulations governing our businesses.

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

Our Distribution and Retail segments compete with, among others, regional and national grocery distributors, independently owned retail grocery stores, large chain stores that have integrated wholesale and retail operations, mass merchandisers, limited assortment stores and wholesale membership clubs, many of whom have greater resources than we do. Some of our distribution and retail competitors are substantially larger and have greater financial resources and geographic scope, lower merchandise acquisition costs and lower operating expenses than we do, intensifying competition at the wholesale and retail levels.

The effects of industry consolidation and the expansion of alternative store formats have resulted in, and continue to result in, market share losses for traditional grocery stores. These trends have produced even stronger competition for our retail business and for the independent customers of our distribution business. To the extent our independent customers are acquired by our competitors or are not successful in competing with other retail chains and non-traditional competitors, sales by our distribution business will be affected. If we fail to implement strategies to respond effectively to these competitive pressures, our operating results could be adversely affected by price reductions, decreased sales or margins, or loss of market share.

This competition may result in reduced profit margins and other harmful effects on us and the Distribution customers that we supply. Ongoing industry consolidation could result in our loss of customers that we currently supply and could confront our retail operations with competition from larger and better-capitalized chains in existing or new markets. We may not be able to compete successfully in this environment.

Government regulation could harm our business.

Our business is subject to extensive governmental laws and regulations including, but not limited to, employment and wage laws and regulations, regulations governing the sale of pharmaceuticals, alcohol and tobacco, minimum wage requirements, working condition requirements, public accessibility requirements, citizenship requirements, environmental regulation, and other laws and regulations. A violation or change of these laws could have a material effect on our business, financial condition and results of operations.

Like other companies that sell food and drugs, our stores are subject to various federal, state, local, and foreign laws, regulations, and administrative practices affecting our business. We must comply with numerous provisions regulating health and sanitation standards, facilities inspection, food labeling, and licensing for the sale of food, drugs, tobacco and alcoholic beverages.

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

Under various federal, state and local laws, ordinances and regulations, we may, as the owner or operator of our locations, be liable for the costs of removal or remediation of contamination at these current or our former locations, whether or not we knew of, or were responsible for, the presences of such contamination. The failure to properly remediate such contamination may subject us to liability to third parties and may adversely affect our ability to sell or lease such property or to borrow money using such property as collateral.

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

Our business is sensitive to changes in general economic conditions. In recent years, the United States economy and financial markets have declined and experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sector, the decline in the housing market, diminished market liquidity, falling consumer confidence and rising unemployment rates. Furthermore, most of our sales are to customers located in Michigan and Indiana and the Michigan economy in particular is dependent upon the automotive industry, which is still challenged. Michigan continues to have one of the highest unemployment rates in the country. These adverse economic conditions in our markets, potential reduction in the populations in our markets and the loss of purchasing power by residents in our markets could reduce the amount and mix of groceries purchased, adversely affecting our revenues and profitability. Further adverse developments in the automotive and auto supply industries in Michigan and Indiana could have an additional adverse affect on purchasing power of our customers and prospective customers in some markets served by our retail stores and those of our Distribution customers. This could lead to additional reductions in consumer spending, to consumers trading down to less expensive mix of products or to consumers trading down to discounters, all of which may affect our financial condition and results of operations.

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

In addition, many of our retail grocery stores, as well as stores operated by our Distribution customers are located in areas of northern Michigan that are heavily dependent upon tourism. Unseasonable weather conditions and the economic conditions discussed above may decrease tourism activity and could result in decreased sales by our retail grocery stores and decreased sales to our Distribution customers, adversely affecting our business.

Economic downturns and uncertainty have adversely affected overall demand and intensified price competition, and have caused consumers to “trade down” by purchasing lower margin items and to make fewer purchases in traditional supermarket channels. Continued negative economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, volatility in fuel and energy costs, food price inflation or deflation, employment trends in our markets and labor costs, the impact of natural disasters or acts of terrorism, and other matters affecting consumer spending could cause consumers to continue shifting even more of their spending to lower-priced products and competitors. The continued general reductions in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability.

Inflation and deflation may adversely affect our operating results.

In this uncertain economy, it is difficult to forecast whether fiscal 2013 will be a period of inflation or deflation. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. If we experience significant inflation or deflation, especially in the context of continued lower consumer spending, then the Company’s financial condition and results of operations may be adversely affected.

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

Most of our warehouse associates in our Distribution business segment are covered by a collective bargaining agreement which expires in October 2012. We expect that rising health care, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation with the labor union. Upon the expiration of our collective bargaining agreement, work stoppages by the affected workers could occur if we are unable to negotiate an acceptable contract with the labor union. This could significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreement, we may experience increased operating costs and an adverse impact on future results of operations.

Unions may attempt to organize additional employees.

While we believe that relations with our employees are good, we may become the target of union organizing campaigns similar to those faced by our competitors. The potential for unionization could increase as any new related legislation is passed. We respect our employees’ right to unionize or not to unionize. However, the unionization of a significant portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

Costs related to multi-employer pension plans and other postretirement plans could increase.

We contribute to the Central States Southeast and Southwest Pension Fund, a multi-employer pension plan, based on obligations arising under a collective bargaining agreement with Teamster local 406. The plan is not administered by or in any way controlled by us. We have relatively little control over the level of contributions we are required to make to the plan and it is currently underfunded. As a result, contributions are scheduled to increase and we expect that contributions to the plans may be subject to further increases. Benefit levels and related issues will continue to create collective bargaining challenges. The amount of any increase or decrease in our required contributions to the multi-employer pension plan will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plan, governmental regulations, the actual return on assets held in the plan, the continued viability and contributions of other employers which contribute to the plan, and the potential payment of a withdrawal liability if we choose to exit a market, among other factors.

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

We maintain a defined benefit retirement plan for substantially all of our employees that do not participate in multi-employer pension plans. This plan is a cash balance pension plan and was frozen as of January 1, 2011. Expenses associated with the defined benefit plans may significantly increase due to changes to actuarial assumptions or investment returns on plan assets that are less favorable than projected. In addition, changes in our funding status could adversely affect our financial position.

Risks associated with insurance plan claims could increase future expenses.

We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance, director and officers’ liability insurance, and employee health care benefits. The liabilities that have been recorded for these claims represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through March 31, 2012. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect the level of reserves required and could cause future expense to maintain reserves at appropriate levels.

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

We cooperatively engage in a variety of promotional programs with our vendors. As the parties assess the results of specific promotions and plan for future promotions, the nature of these programs and the allocation of dollars among them changes over time. We manage these programs to maintain or improve margins while at the same time increasing sales for us and for the vendors. A reduction in overall promotional spending or a shift in promotional spending away from certain types of promotions that we and our distribution customers have historically utilized could have a significant impact on profitability.

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

A majority of the product we supply to our retail stores and Distribution customers flows through our distribution center. While we believe we have adopted commercially reasonable precautions, insurance programs, and contingency plans, destruction of, or substantial damage to our distribution center due to natural disaster, severe weather conditions, accident, terrorism, or other causes could substantially compromise our ability to distribute products to our retail stores and Distribution customers. This could result in a loss of sales, profits and asset value.

Restrictive covenants imposed by our credit facility and other factors could adversely affect our ability to borrow.

Our ability to borrow additional funds is governed by the terms of our credit facilities. The credit facilities contain financial and other covenants that, among other things, limit the Company’s ability to draw down the full amount of the facility, incur additional debt outside of the credit facility, create new liens on property, make acquisitions, or pay dividends. These covenants may affect our operating flexibility and may require us to seek the consent of the lenders to certain transactions that we may wish to effect. We are not currently restricted by these covenants. Disruptions in the financial markets have in the past resulted in bank failures. One or more of the participants in our credit facility could become unable to fund our future borrowings when needed. We believe that cash generated from operating activities and available borrowings under our credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility. The Company may not be able to refinance its existing debt at similar terms.

Impairment charges for goodwill or other intangible assets would adversely affect our financial condition and results of operations.

The Company is required to test annually goodwill and intangible assets with indefinite useful lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

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

The Company believes that its distribution facilities are generally well maintained, are generally in good operating condition, have sufficient capacity and are suitable and adequate to carry on the Company’s distribution business. In the fourth quarter of fiscal 2010, we began to transition the dry grocery operations at our former Plymouth, Michigan warehouse to Grand Rapids. The transition was completed in the first quarter of fiscal 2011 and, as such, the facility is no longer used in our operations. The lease on this facility expired in October 2010.

Retail Segment Real Estate

The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our retail supermarkets:

Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership
Family Fare Supermarkets	37	Western and Central Michigan	1,664,452	44,985	Leased
Glen’s Markets	29	Northern and Central Michigan	1,037,288	35,769	Leased
D&W Fresh Markets	9	Western Michigan	425,019	47,224	Leased
D&W Fresh Markets	2	Western and Central Michigan	84,458	42,229	Owned
Valu Land	3	Northern and Central Michigan	73,152	24,384	Leased
VG’s Food and Pharmacy	16	Eastern Michigan	759,809	47,488	Leased

Total	96		4,044,178	42,127

We also own one fuel center in Western Michigan that is not included in a supermarket location but is adjacent to our corporate headquarters.

Item 3.	Legal Proceedings

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores and its subsidiaries. While the ultimate effect of such lawsuits and claims cannot be predicted with certainty, management believes that their outcome will not result in an adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

Item 4.	Mine Safety Disclosure

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Spartan Stores common stock is traded on the NASDAQ Global Select Market under the trading symbol “SPTN.”

Stock sale prices are based on transactions reported on the NASDAQ Global Select Market. Information on quarterly high and low sales prices for Spartan Stores’ common stock appears in Note 16 to the consolidated financial statements and is incorporated here by reference. At May 7, 2012, there were approximately 475 shareholders of record of Spartan Stores common stock.

The Company paid a quarterly cash dividend of $0.05 per common share from the fiscal 2006 fourth quarter thru the fourth quarter of fiscal 2011. In May 2011, the Board of Directors approved an increase in the quarterly dividend rate to $.065 per common share beginning with the first quarter of fiscal 2012. Under its senior revolving credit facility, the Company is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions or share repurchases, do not exceed $30.0 million. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. The ability of the Board of Directors to continue to declare dividends will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. In May 2011, the Board also approved a 5-year share repurchase program for up to $50 million of the Company’s stock. During fiscal 2012, the Company purchased 687,200 shares of its common stock for approximately $12.4 million.

The equity compensation plans table in Item 12 is here incorporated by reference.

The following table provides information regarding the Company's purchases of its own common stock on the open market during the fourth quarter. The Company had no transactions relating to associates under stock compensation plans. All transactions reported for the fourth quarter are from the Company’s stock repurchase program.

Spartan Stores, Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 1, 2012 – January 28, 2012
Employee Transactions	—	$—
January 29, 2012 – February 25, 2012
Employee Transactions	—	$—
Repurchase program (1)	97,000	$17.77	97,000	$48,276
February 26, 2011 – March 31, 2012
Employee Transactions	—	$—
Repurchase program	590,200	$18.03	590,200	$37,635

Total for Fourth Quarter ended March 31, 2012	687,200	$18.00	687,200	$37,635

(1)	On May 18, 2011 the Board of Directors authorized a stock repurchase plan of up to $50 million. The plan expires on May 18, 2016.

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on Spartan Stores’ common stock to that of the Russell 2000 Total Return Index and the NASDAQ Retail Trade Index, over a period beginning March 30, 2007 and ending on March 31, 2012.

Cumulative total return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

The dollar values for total shareholder return plotted above are shown in the table below:

	March 30, 2007	March 28, 2008	March 27, 2009	March 26, 2010	March 26, 2011	March 31, 2012
Spartan Stores	$100.00	$76.58	$57.71	$55.92	$58.95	$72.01
Russell 2000 Total Return Index	100.00	86.54	55.53	88.88	108.96	111.41
NASDAQ Retail Trade	100.00	83.60	63.43	94.87	109.47	142.84

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

The following table provides selected historical consolidated financial information of Spartan Stores. The historical information was derived from our audited consolidated financial statements as of and for each of the five fiscal years ended March 29, 2008 through March 31, 2012. As noted elsewhere in this Form 10-K, for all years presented, Consolidated Statements of Earnings information in this Form 10-K has been adjusted for the reclassification of discontinued operations information, unless otherwise noted. See Note 14 to the consolidated financial statements in Item 8 for additional information on discontinued operations. For all years presented, Consolidated Balance Sheets and Consolidated Statements of Earnings information in this Form 10-K has been adjusted for the adoption of the provisions of Accounting Standards Codification (ASC) Subtopic 470-20 and for the adoption of updated provisions of ASC Topic 260. Fiscal 2012 consisted of 53 weeks. All other years presented consisted of 52 weeks.

	Year Ended
(In thousands, except per share data)	March 31, 2012	March 26, 2011	March 27, 2010	March 28, 2009	March 29, 2008
Statements of Operations Data:
Net sales	$2,634,226	$2,533,064	$2,551,956	$2,576,738	$2,476,822
Cost of sales	2,078,116	1,976,549	1,993,306	2,040,625	1,981,854

Gross margin	556,110	556,515	558,650	536,113	494,968
Selling, general and administrative expenses	489,650	488,017	493,832	463,369	433,346
Restructuring, asset impairment and other (A)	(23)	532	6,154	—	—

Operating earnings	66,483	67,966	58,664	72,744	61,622
Interest expense	15,037	15,104	16,394	14,138	13,842
Other, net	(110)	(97)	(138)	(341)	(287)

Earnings before income taxes and discontinued operations	51,556	52,959	42,408	58,947	48,067
Income taxes	19,686	20,420	16,475	23,914	17,216

Earnings from continuing operations	31,870	32,539	25,933	35,033	30,851
Earnings (loss) from discontinued operations, net of taxes (B)	(112)	(232)	(375)	1,838	1,795

Net earnings	$31,758	$32,307	$25,558	$36,871	$32,646

Basic weighted average shares outstanding	22,791	22,606	22,406	22,102	21,847
Diluted weighted average shares outstanding	22,887	22,688	22,480	22,262	22,058
Basic earnings from continuing operations per share	$1.40	$1.44	$1.16	$1.59	$1.41
Diluted earnings from continuing operations per share	1.39	1.43	1.15	1.57	1.40
Basic earnings per share	1.39	1.43	1.14	1.67	1.49
Diluted earnings per share	1.39	1.42	1.14	1.66	1.48
Cash dividends declared per share	0.26	0.20	0.20	0.20	0.20

Balance Sheet Data:
Total assets	$763,473	$751,396	$753,481	$723,311	$609,395
Property and equipment, net	256,776	241,448	247,961	234,806	183,185
Working capital	24,684	47,300	15,739	20,969	20,499
Long-term debt and capital lease obligations	133,565	170,711	181,066	194,115	118,742
Shareholders’ equity	323,608	305,505	273,905	247,205	221,406

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

We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 375 independently owned grocery stores and our 96 corporate owned stores. Our Retail segment operates supermarkets in Michigan under the banners Glen’s Markets, Family Fare Supermarkets, D&W Fresh Markets, VG’s Food and Pharmacy, and Valu Land, and 27 fuel centers/convenience stores, included at our supermarket locations, under the banners Glen’s Quick Stop, Family Fare Quick Stop, D&W Fresh Markets Quick Stop, and VG’s Quick Stop. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

Our sales and operating performance vary with seasonality. Our first and fourth quarters are typically our lowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected by the timing of the Easter holiday, which results in a strong sales week. Many northern Michigan stores are dependent on tourism and, therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. All quarters are typically 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. Fiscal 2012 contained 53 weeks; therefore, the fourth quarter of fiscal 2012 consisted of 13 weeks rather than 12 weeks.

We have established key management priorities that focus on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Distribution and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:

•

Retail sales growth: Continue refining our capital plan focusing on remodels, replacement stores, adjacent acquisitions, expansions and new stores to fill in existing markets, leverage investments in fuel centers and pharmacy operations to drive related supermarket customer traffic and continue to focus on category management initiatives, specifically focusing on fresh offerings. We also pursue acquisitions to grow this segment.

•

Distribution sales growth: Focus on increasing penetration of existing customers, attracting new in-market customers and adjacent-state customers, continue to share “best retail practices” with customers, provide a superior value-added relationship and pursue appropriate acquisitions.

•

Margin optimization: Continued focus on increasing penetration of private brand programs, enhancing offerings in our fresh department, lowering the cost of merchandise through vendor partnerships, E-Sourcing, and improving retail shrink.

•

Selling, general and administrative expense cost containment: Continue to focus on improving efficiency and general cost containment in all areas to allow us to remain cost competitive in the long-term and help offset recessionary impacts on our business in the short-term.

We continued the execution of our capital investment program by completing seven major remodels of our stores as well as many other limited remodels and store resets. In addition, we converted one store to our new Valu Land banner and opened two new fuel centers. We also acquired two pharmacies while closing one pharmacy resulting in the total number of 66 stores with pharmacies.

At the beginning of the fourth quarter of fiscal 2010, we began implementing the conclusions of a comprehensive, multi-year supply chain optimization study. This was another important step in our ongoing strategy of maintaining a low cost grocery distribution operation. We reached an agreement with the Teamsters Local 337 to transition our Plymouth, Michigan dry grocery distribution operation to our Grand Rapids, Michigan facility. The transition was substantially complete at the end of the fourth quarter of fiscal 2010 and finalized in the first quarter of fiscal 2011. During the past several years, we have prudently invested capital or entered lease commitments to upgrade our distribution system technology, expand our produce ripening operations, upgrade our entire fleet of trucks, and completed a major warehouse re-racking project at our Grand Rapids grocery distribution center that significantly increased warehouse capacity and improved space utilization. In addition to improved customer service through a centralized Grand Rapids facility, this decision along with our other cost reduction initiatives will also ensure better alignment between the current level of business activity and our cost structure.

We introduced almost 500 new private brand products during fiscal 2012, bringing the total to 3,900 products, of which the majority were in fresh food categories. The products in private brands are typically less expensive and produce higher gross margins than national brands and tend to be more frequently purchased by consumers in challenging economic times. In fiscal 2013, we plan to expand our private brand offerings and are targeting approximately 400 additional new items.

The Michigan economy is slowly improving. We believe that our sales trends will similarly continue to improve. We expect to experience a moderate level of overall product cost and retail price inflation, We anticipate a significant increase in LIFO expense for next year as a result of inflation and an increase in inventory levels.

The Company anticipates that the first quarter of fiscal 2013 financial results will likely fall slightly below the prior year’s results on an earnings per share from continuing operations basis. This expectation is the result of two store grand openings, the promotional costs associated with the YES campaign and the Company’s belief that the first half of the year will be challenging as Michigan jobs creation continues to lag the overall economic improvement. The Company will likely experience slightly negative quarterly comparable store sales early in fiscal 2013 as a result of slower jobs recovery in Michigan. The Company is optimistic the Michigan employment outlook and the economic environment will improve during the second half of the year generating a more positive sales trend. As a result of these sales expectations and continued expense management, the Company anticipates that its fiscal year 2013 financial performance will exceed the prior year’s earnings from continuing operations, excluding the impact of any unusual items that do not reflect the ongoing operating activities of the Company.

The matters discussed in this Item 7 include forward-looking statements. See “Forward-Looking Statements” at the beginning and “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales			Percentage Change
	March 31, 2012	March 26, 2011	March 27, 2010	2012/2011	2011/2010
Net sales	100.0	100.0	100.0	4.0	(0.7)
Gross margin	21.1	22.0	21.9	(0.1)	(0.4)
Selling, general and administrative expenses	18.6	19.3	19.4	0.2	(1.2)
Restructuring, asset impairment and other	0.0	0.0	0.2	*	*

Operating earnings	2.5	2.7	2.3	(2.2)	15.9
Other income and expenses	0.5	0.6	0.6	(0.5)	(7.7)

Earnings before income taxes and discontinued operations	2.0	2.1	1.7	(2.6)	24.9
Income taxes	0.8	0.8	0.7	(3.6)	23.9

Earnings from continuing operations	1.2	1.3	1.0	(2.1)	25.5
(Loss) from discontinued operations, net of taxes	0.0	0.0	0.0	*	*

Net earnings	1.2	1.3	1.0	(1.7)	26.4

* Percentage change is not meaningful

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

Following is a reconciliation of net earnings to adjusted EBITDA for fiscal years 2012, 2011 and 2010.

(In thousands)	2012	2011	2010
Net earnings	$31,758	$32,307	$25,558
Add:
Discontinued operations	112	232	375
Income taxes	19,686	20,420	16,475
Interest expense	15,037	15,104	16,394
Other income and expenses	(110)	(97)	(138)

Operating earnings	66,483	67,966	58,664
Add:
Depreciation and amortization	36,794	35,158	34,640
LIFO (income) expense	1,401	(4,185)	(176)
Restructuring, asset impairment and other	(23)	532	6,154
Michigan Single Business Tax benefit	—	—	(100)
Non-cash stock compensation and other	5,019	4,793	4,096

Adjusted EBITDA	$109,674	$104,264	$103,278

Reconciliation of operating earnings to adjusted EBITDA by segment:
Retail:
Operating earnings	$22,191	$19,979	$20,591
Add:
Depreciation and amortization	28,350	26,693	26,042
LIFO expense	1,864	954	185
Restructuring, asset impairment and other	14	267	1,948
Michigan Single Business Tax benefit	—	—	(50)
Non-cash stock compensation and other	1,541	(123)	(148)

Adjusted EBITDA	$53,960	$47,770	$48,568

Distribution:
Operating earnings	$44,292	$47,987	$38,073
Add:
Depreciation and amortization	8,444	8,465	8,598
LIFO (income) expense	(463)	(5,139)	(361)
Restructuring, asset impairment and other	(37)	265	4,206
Michigan Single Business Tax benefit	—	—	(50)
Non-cash stock compensation and other	3,478	4,916	4,244

Adjusted EBITDA	$55,714	$56,494	$54,710

Results of Continuing Operations for the Fiscal Year Ended March 31, 2012 Compared to the Fiscal Year Ended March 26, 2011

Net Sales. Net sales for the 53 week fiscal 2012 increased $101.2 million, or 4.0%, from the 52 week $2,533.1 million sales in fiscal 2011, to $2,634.2. The sales increase was primarily driven by the 53rd week, which accounted for $49.8 million as well as increases in both the Distribution and Retail segments.

Net sales on a 52 week basis in our Distribution segment, after intercompany eliminations, increased $25.9 million, or 2.4%, from $1,089.7 million to $1,115.6 million primarily due to new business sales.

Net sales on a 52 week basis in our Retail segment increased $25.4 million, or 1.8%, from $1,443.4 million to $1,468.8 million. The sales increase was primarily due to an increase in fuel center sales of $47.7 million and a decrease in supermarket comparable store sales of $21.3 million. Total retail comparable store sales on a 52 week basis decreased approximately 1.6 percent in fiscal 2012 principally due to the weakened economic environment and competitive impacts. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

Gross margin decreased by $.4 million, or 0.1%, from $556.5 million to $556.1 million. As a percent of net sales, gross margin decreased from 22.0% to 21.1%. The gross margin rate decrease was principally due to a higher mix of fuel and distribution sales (which have a lower gross margin rate), incremental LIFO expense resulting from cycling the prior year inventory reductions from the warehouse consolidation initiative as well as higher inflation this year, and lower margins in both segments.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses increased $1.7 million, or 0.3%, from $488.0 million to $489.7 million, and were 18.6% of net sales compared to 19.3% last year. The net increase in SG&A is due primarily to the following:

•	Increased SG&A as a result of the 53rd week of $7.1 million

•	Increased fuel costs of $1.5 million

•	Unusal corporate professional fees of $1.2 million.

•	Reductions in store labor of $4.3 million due to lower sales volumes and effeciency improvements

•	Reductions in occupancy costs of $3.9 million driven by utilities , property taxes, CAM and rent.

•	Reduction due to gain on sale of assets of $.4 million

•	Other reductions in general and administrative expenses due to an overriding focus on cost containment initiatives.

Restructuring, Asset Impairment and Other. Fiscal 2011 restructuring and asset impairment costs includes $2.5 million in severance and other one-time costs directly related to the warehouse consolidation efforts initiated in fiscal year 2010 and $7.9 million in asset impairment charges related to assets at underperforming stores and abandoned development projects. The asset impairment charges were recorded due to the economic and competitive environment these stores operated in and its impact on their forecasted financial performance. (See note 4 to Financial Statements) These charges were substantially offset by a favorable lease termination adjustment of $5.9 million. Through an acquisition, Spartan assumed sublease liabilities for a closed store location and two operating store locations that were accounted for as capital leases. A bankruptcy judge terminated the underlying leases in December 2010. The closed store liability was reversed resulting in a gain and was partially offset by the remaining net value of the two capital leases also written off. (See note 4 to Financial Statements). Curtailment income of $4.0 million related to the pension plan freeze.

Interest Expense. Interest expense was flat between years at approximately $15 million and was 0.6% of net sales in both fiscal years 2012 and 2011. The slight decrease in interest expense is primarily due to lower net borrowings as a result of paying down the $45 million related to the termination of the Swap Agreement early in the 4th quarter fiscal 2012 offset by increased non-cash interest related to our convertible debt facility.

Income Taxes. The effective tax rate is 38.2% and 38.6% for fiscal 2012 and fiscal 2011, respectively. The difference from the statutory rate is primarily due to State of Michigan income taxes, partially offset by tax credits. The effective tax rate decreased in fiscal 2012 due to an increase in tax credits and charitable product contributions. In addition, fiscal year 2012 tax included a $0.5 million charge for the write-off of net deferred tax assets and liabilities related to the Michigan Business tax that will no longer be realized as a result of the elimination of this tax, partially offset with a lower tax rate in Michigan effective with the new Corporate Income Tax on January 1, 2012.

Results of Continuing Operations for the Fiscal Year Ended March 26, 2011 Compared to the Fiscal Year Ended March 27, 2010

Net Sales. Net sales decreased $18.9 million, or 0.7%, from $2,551.9 million in fiscal 2010 to $2,533.1 million in fiscal 2011. The economic and competitive environments primarily drove the sales decrease, product price deflation in certain primary product categories and the closure or sale of four retail stores during fiscal 2010.

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

SG&A expenses decreased $5.8 million, or 1.2%, from $493.8 million to $488.0 million, and were 19.3% of net sales compared to 19.4% last year. The net decrease in SG&A is due primarily to the following:

•	Reductions in store labor of $5.5 million due to lower sales volumes and efficiency improvements.

•	Reductions in warehouse expenses of $3.3 due to the warehouse consolidation initiative.

•	Reductions in occupancy costs of $2.1 million driven by utilities and rent.

•	Increased incentive compensation of $5.5 million.

•	Increased transportation and fuel costs of $1.5 million.

•	Other reductions in general and administrative expenses due to an overriding focus on cost containment initiatives.

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

Inventories. Inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. If replacement cost had been used, inventories would have been $43.8 million and $42.4 million higher at March 31, 2012 and March 26, 2011, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During fiscal years 2012, 2011 and 2010, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in fiscal years 2012, 2011 and 2010 by $3.0 million, $7.7 million and $0.4 million, respectively. Spartan Stores accounts for its Distribution inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh and pharmacy products are accounted for at cost in the Retail segment. We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

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

Goodwill. Goodwill is reviewed for impairment on an annual basis (during the fourth quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair values are determined based on the discounted cash flows and comparable market values of each reporting segment. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of each reporting segment to our total market capitalization. Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. When testing goodwill for impairment, our retail stores represent components of our Retail operating segment. Stores have been aggregated and deemed a single reporting unit as they have similar economic characteristics.

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated three-year forecasts for sales and operating profits, including capital expenditures and a 3% long-term assumed growth rate of cash flows for periods after the three-year forecast for the Retail segment and 2.5% for the Distribution segment. The future estimated cash flows were discounted using a rate of 10.4% and 11.5% for the Retail and Distribution segments, respectively. We generally develop these forecasts based on recent sales data for existing operations and other factors. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes. Based on our annual review during fiscal years 2012, 2011 and 2010, no goodwill impairment charge was required to be recorded. No goodwill impairment charge would be required even if the current estimate of future discounted cash flow was 10% lower. Furthermore, no goodwill impairment charge would be required if the discount rate was increased 1%. The reporting units are not at substantial risk of failing step one of the test.

Impairment of Long-Lived Assets Other Than Goodwill. Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In fiscal 2012, fiscal 2011 and fiscal 2010 asset impairments for long-lived assets totaled $0.4 million, $7.9 million and $1.9 million respectively.

Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less cost to sell. Management determines fair values using independent appraisals, quotes or expected sales prices developed by internal real estate professionals. Estimates of expected sales prices are judgments based upon our experience, knowledge of market conditions and current offers received. Changes in market conditions, the economic environment and other factors can significantly impact these estimates. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome. If the current estimate of future discounted cash flows was 10% lower no additional impairment charge would be required.

Restructuring Costs. We record restructuring costs for closed stores that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the market in which the closed store is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the market in which the property is located, the results of previous efforts to sublease similar property and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. For any closed store reserves recorded as part of purchase accounting prior to the adoption of ASC 805, adjustments that decrease the liability are generally recorded as a reduction of goodwill. At March 31, 2012 restructuring costs for store lease and ancillary costs totaling $11.1 million are recorded net of approximately $0.2 million of existing sublease rentals. Based upon the current economic environment we do not believe that we will be able to obtain any additional sublease rentals. A 10% increase/decrease in future estimated ancillary costs there would be no additional impairment on these stores.

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

Any projection of losses concerning workers’ compensation, general liability and health insurance is subject to a considerable degree of variability. Among the causes of variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, changing regulations, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. The impact of many of these variables is difficult to estimate. As of March 31, 2012, a one percentage point decrease in the discount rate, or 100 basis points, for workers’ compensation and general liability would increase our liability less than $0.1 million and a one percentage point increase in the discount rate would decrease our liability by less than $0.1 million.

Pension. Accounting for defined benefit cash balance pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The significant factors affecting our pension costs are the fair values of plan assets and the selections of management’s key assumptions, including the expected return on plan assets, rate of compensation increases and discount rate used by our actuary to calculate our liability. We consider current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. Our discount rate is based on current investment yields on high quality fixed-income investments and projected cash flow obligations. The discount rate used to determine fiscal 2012 pension expense was 5.0%. Expected return on plan assets is based on projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target allocation mix is designed to meet our long-term pension requirements. For fiscal 2012, our assumed rate of return was 7.75%. Over the ten-year period ended March 31, 2012, the average actual return was approximately 7.3%. While we believe the assumptions selected are reasonable, significant differences in our actual experience, plan amendments or significant changes in the fair value of our plan assets may materially affect our pension obligations and our future expense. A 25 basis point increase or decrease in the discount rate would have decreased/increased fiscal 2012 pension expense by less than $0.1 million. A 50 basis point decrease in the expected return on plan assets would have increased fiscal 2012 pension expense by less than $0.3 million.

The unfunded status of our defined benefit plans was $1.9 million and $3.1 million for 2012 and 2011, respectively. The decrease in the unfunded balance during fiscal 2012 is a result of market appreciation of plan assets and company contributions to the plan. Plan assets increased by 1.1% primarily due to market gains on assets and company contributions of $4.1 million, offset by benefit payments of $4.0 million. Pension expense was $0.6 million and $2.7 million in fiscal 2012 and fiscal 2011, respectively.

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

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for fiscal years 2012, 2011 and 2010:

(In thousands)	March 31, 2012	March 26, 2011	March 27, 2010
Net cash provided by operating activities	$93,754	$89,756	$91,702
Net cash (used in) investing activities	(43,800)	(33,123)	(58,028)
Net cash (used in) financing activities	(67,206)	(19,369)	(27,896)
Net cash (used in) discontinued operations	(76)	(2,610)	(3,127)

Net (decrease) increase in cash and cash equivalents	(17,348)	34,654	2,651
Cash and cash equivalents at beginning of year	43,824	9,170	6,519

Cash and cash equivalents at end of year	$26,476	$43,824	$9,170

Net cash provided by operating activities increased during fiscal 2012 by approximately $4.0 million or 4.4%. This increase was due primarily to lower closed store payments and improved accounts payable leverage.

During fiscal 2012, 2011 and fiscal 2010, we did not pay any cash for Federal income taxes due to the application of prior years’ overpayments.

Net cash used in investing activities increased in fiscal 2012 due to increased capital expenditure activity. We also paid a total cash purchase price of $.5 million, $1.3 million and $6.4 million for acquisitions in fiscal years 2012, 2011 and 2010, respectively. Excluding the acquisitions, our Distribution and Retail segments utilized 22% and 78%, respectively, of our capital expenditure dollars for fiscal 2012. Expenditures in fiscal 2012 were primarily used for one new store, store remodels and refurbishments, two fuel centers and new equipment and software. Under the terms of our senior secured revolving credit facility, should our available borrowings fall below certain levels, our capital expenditures would be restricted each fiscal year. Our current available borrowings are approximately $143 million above these limits as of March 31, 2012 and we do not expect to fall below these levels. We expect capital expenditures to increase to a range of $42 million to $45 million in fiscal 2013, primarily for the construction of new stores, store remodels, fuel centers, new equipment and software.

Net cash used in financing activities includes cash paid and received related to our long-term borrowings, dividends paid, purchase of the Company’s common stock, tax benefits of stock compensation and proceeds from the issuance of common stock. The increase in cash used in financing activities in fiscal 2012 was primarily due to the $45.0 million payment on our revolving credit facility, the $12.4 million purchase of the Company’s stock under a repurchase program and the authorized dividend increase starting in May 2011. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at March 31, 2012 are $4.4 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap was considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores’ senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% on a notional amount of $45 million. The interest rate swap agreement was terminated early (at the end of the third quarter of fiscal 2012) but would have expired concurrently with its senior secured revolving credit facility on December 24, 2012. A swap termination charge of $0.8 million was recorded as interest expense in Q3 of fiscal 2012 due to the early payoff.

Net cash (used in) discontinued operations contains the net cash flows of our discontinued operations and consists primarily of insurance run-off claims and other liabilities.

Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility which has maximum available credit of $255.0 million. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2012, and is secured by substantially all of our assets. As of March 31, 2012, our revolving credit facility had no outstanding borrowings, available borrowings of $162.7 million and maximum availability of $142.7 million, which exceeds the minimum excess availability levels, as defined in the credit agreement.

Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include a minimum fixed charge coverage ratio and maximum capital expenditures, as defined in the credit agreement. These covenants were not in place for fiscal 2012 as we maintained minimum excess availability levels, as defined in the credit agreement. The credit facility provides for the issuance of letters of credit, of which $0.6 million were outstanding and unused as of March 31, 2012. Borrowings under the revolving credit portion of the facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus 1.25%, adjusted based upon availability levels, or the prime rate (weighted average interest rate of 3.25% at March 31, 2012).

Our current ratio decreased to 1.13:1.00 at March 31, 2012 from 1.29:1.00 at March 26, 2011 and our investment in working capital was $24.7 million at March 31, 2012 versus $47.3 million at March 26, 2011 as available cash was used to pay off the revolver balance. Our debt to total capital ratio decreased to 0.30:1.00 at March 31, 2012 versus 0.36:1.00 at March 26, 2011, primarily due to the revolver payoff and earnings realized.

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

Total Net debt is a non-GAAP financial measure that is defined as long term debt and capital lease obligations plus current maturities of long-term debt and capital lease obligations less cash and cash equivalents. The Company believes investors find the information useful because it reflects the amount of long term debt obligations that are not covered by available cash and temporary investments.

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of March 31, 2012 and March 26, 2011.

(In thousands)	March 31, 2012	March 26, 2011
Current maturities of long-term debt and capital lease obligations	$4,449	$4,205
Long-term debt and capital lease obligations	133,565	170,711

Total Debt	138,014	174,916
Cash and cash equivalents	(26,476)	(43,824)

Total net long-term debt	$111,538	$131,092

The table below presents our significant contractual obligations as of March 31, 2012 (1):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt	$89,150	$41	$88,934	$61	$114
Estimated interest on long-term debt (2)	6,953	3,323	3,589	24	17
Capital leases (3)	48,864	3,983	6,895	7,527	30,459
Interest on capital leases	32,680	3,890	7,013	5,888	15,889
Operating leases (3)	134,503	29,969	46,901	29,929	27,704
Lease and ancillary costs of closed stores, including imputed interest	12,015	3,543	6,164	2,308	—
Purchase obligations (merchandise) (4)	205,486	173,556	16,730	5,000	10,200
FIN 48 unrecognized tax liability	2,493	655	1,646	192	—
Self-insurance liability	6,430	4,747	919	304	460

Total	$538,574	$223,707	$178,791	$51,233	$84,843

(1)	Excludes funding of pension and other postretirement benefit obligations, which totaled approximately $4.4 million in fiscal 2011. Spartan Stores is not required to make a contribution to its defined benefit pension plan in fiscal 2012, however, we anticipate making a contribution of $4.0 million to move the plan closer to the fully funded status and reduce future pension expense. Also excludes contributions under various multi-employer pension plans, which totaled $8.2 million in fiscal 2011. For additional information, refer to Note 10 to the consolidated financial statements.
(2)	Interest payments on long-term debt assume the remaining convertible subordinated notes are repurchased in whole on May 15, 2014 in accordance with the applicable terms. For additional information refer to Note 5 to the consolidated financial statements.
(3)	Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2012, these charges totaled approximately $8.2 million.
(4)	The majority of our purchases involve supply orders to purchase products for resale in the ordinary course of business. These contracts are typically cancelable and therefore no amounts have been included in the table above. Also excluded are contracts that do not contain minimum annual purchase commitments but include other standard contractual considerations that must be fulfilled in order to earn $3.3 million in advanced contract monies that has been received where recognition has been deferred on the Consolidated Balance Sheet. The purchase obligations shown in this table represent the amount of product we are contractually obligated to purchase to earn $8.5 million in advanced contract monies that are receivable under the contracts. At March 31, 2012, $2.8 million in advanced contract monies has been received under these contracts where recognition has been deferred on the Consolidated Balance Sheet. If we do not fulfill these purchase obligations, we would only be obligated to repay the unearned upfront contract monies.

Cash Dividends

We paid a quarterly cash dividend of $0.065 per common share in each quarter of fiscal year 2012, and $.05 in fiscal 2011 and 2010. Under our senior revolving credit facility, we are generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends together with any cash distributions or share repurchases do not exceed $30.0 million. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors, in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

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

The following table shows the indebtedness and other liabilities of our subsidiaries as of March 31, 2012:

Spartan Stores Subsidiaries Only

(In thousands)

(unaudited) March 31, 2012
Current Liabilities
Accounts payable	$107,633
Accrued payroll and benefits	35,660
Other accrued expenses	8,639
Current portion of restructuring costs	3,472
Current maturities of long-term debt and capital lease obligations	4,449

Total current liabilities	159,853
Long-term Liabilities
Postretirement benefits	12,714
Other long-term liabilities	14,672
Restructuring costs	7,630
Long-term debt and capital lease obligations	44,709

Total long-term liabilities	79,725

Total Subsidiary Liabilities	239,578
Operating Leases	124,773

Total Subsidiary Liabilities and Operating Leases	$364,351

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges was 2.97:1.00 and 3.01:1.00 for fiscal 2012 and fiscal 2011, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

We had letters of credit of $0.6 million outstanding and unused at March 31, 2012. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

Recently Adopted Accounting Standards

In June 2009, the FASB issued guidance for the consolidation of variable interest entities (“VIE”). This guidance establishes new criteria for determining the primary beneficiary. It also requires an ongoing assessment to determine whether a company is the primary beneficiary of a VIE. The guidance was effective beginning in fiscal 2011. This guidance did not have a material impact on our consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. This guidance was effective for us for the first quarter of fiscal 2011, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for the first quarter of fiscal 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB amended its standards related to fair value measurements and disclosures. The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. This amendment primarily changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. In addition, the amendment clarified the FASB’s intent about the application of existing fair value measurement requirements. The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items that are not recorded at fair value but as to which fair value is required to be disclosed. The new rules became effective for interim and annual periods beginning after December 15, 2011. The Company adopted this standard and it did not have a material impact on the financial statements for fiscal 2012.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-09, Compensation—Retirement Benefits—Multi-employer Plans (Subtopic 715-80) (“ASU 2011-09”). This accounting standard provides guidance on disclosure requirements for employers participating in multi-employer pension and other postretirement benefit plans (multi-employer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multi-employer plans. The new guidance requires employers participating in multi-employer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multi-employer plans. The Company adopted the standard effective March 31, 2011. Refer to Note 8, Commitments and Contingencies and Note 10, Associate Retirement Plans in the accompanying Notes to Consolidated Financial Statements for additional information on the Company’s participation in the multi-employer pension plan. The adoption of this new standard resulted in enhanced disclosures, but otherwise did not have an impact on the Company’s Consolidated Financial Statements.

In September 2011, the FASB amended its standards related to the testing of goodwill for impairment. The objective of this amendment is to simplify the annual goodwill impairment evaluation process. The amendment provides entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The new rules are effective for interim and annual periods beginning after December 15, 2011; however, entities were permitted to adopt the standards early. We continued to test our goodwill for impairment using the allowed two step test.

Recently Issued Accounting Standards

In June 2011, the FASB amended its rules regarding the presentation of comprehensive income. The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new rules were to become effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB deferred certain aspects of this standard beyond the December 15, 2011 effective date, specifically the provisions dealing with reclassification adjustments. Because the standards only affect the display of comprehensive income and do not affect what is included in comprehensive income, the standards will not have a material effect on our Consolidated Financial Statements.

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

There is no variable rate debt as of March 31, 2012. However, we will be exposed under new borrowings. The senior secured revolving credit facility currently bears interest at the LIBOR plus 1.25% or the prime rate (weighted average interest rate of 3.25% at March 31, 2012) on the revolving credit portion of the facility. The weighted average interest rates on outstanding debt including loan fee amortization for fiscal years 2012, 2011 and 2010 were 8.05%, 7.81% and 7.59%, respectively.

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement, which has since been terminated. The interest rate swap was considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under our senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, we agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% on a notional amount of $45 million. The interest rate swap agreement was scheduled to expire concurrently with its senior secured revolving credit facility on December 24, 2012. However the interest rate swap agreement was terminated at the end of the third quarter of fiscal 2012. The Company incurred a swap termination charge of $0.8 million in fiscal 2012; therefore, variable rate debt outstanding at the end of fiscal 2012 was zero. We do not use financial instruments or derivatives for any trading or other speculative purposes.

At March 31, 2012 and March 26, 2011, the estimated fair value of our long-term debt, including current maturities, was lower than book value by approximately $4.7 million and $10.4 million, respectively. The estimated fair values were based on market quotes for similar instruments.

The following table sets forth the principal cash flows of our debt outstanding and related weighted average interest rates by year of maturity as of March 31, 2012:

	March 31, 2012		Aggregate Payments by Fiscal Year
(In thousands, except rates)	Fair Value	Total	2013	2014	2015	2016	2017	Thereafter
Fixed rate debt
Principal payable	$93,000	$97,740	$—	$—	$97,740	$—	$—	$—
Average interest rate		3.38%	0%	0%	3.38%	0%	0%	0%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Spartan Stores, Inc. and Subsidiaries

Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries (the "Company") as of March 31, 2012 and March 26, 2011, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 31, 2012 and March 26, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Grand Rapids, MI

May 22, 2012

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries

(In thousands)

	March 31, 2012	March 26, 2011
Assets
Current assets
Cash and cash equivalents	$26,476	$43,824
Accounts receivable, net	58,637	56,344
Inventories, net	99,778	103,814
Prepaid expenses	9,478	6,006
Other current assets	13,686	1,402
Deferred taxes on income	1,582	1,526

Total current assets	209,637	212,916
Other assets
Goodwill	240,194	241,244
Other, net	56,866	55,788

Total other assets	297,060	297,032
Property and equipment
Land and improvements	23,456	21,866
Buildings and improvements	235,886	219,449
Equipment	298,028	306,993

Total property and equipment	557,370	548,308
Less accumulated depreciation and amortization	300,594	306,860

Property and equipment, net	256,776	241,448

Total assets	$763,473	$751,396

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$107,703	$100,919
Accrued payroll and benefits	39,366	37,679
Accrued Income Taxes	12,352	—
Other accrued expenses	17,611	18,343
Current portion of restructuring costs	3,472	4,470
Current maturities of long-term debt and capital lease obligations	4,449	4,205

Total current liabilities	184,953	165,616
Long-term liabilities
Deferred income taxes	83,807	66,241
Postretirement benefits	13,618	14,222
Other long-term liabilities	16,292	18,269
Restructuring costs	7,630	10,832
Long-term debt and capital lease obligations	133,565	170,711

Total long-term liabilities	254,912	280,275
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock, voting, no par value; 50,000 shares authorized; 22,215 and 22,619 shares outstanding	155,134	162,086
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(13,793)	(13,016)
Retained earnings	182,267	156,435

Total shareholders’ equity	323,608	305,505

Total liabilities and shareholders’ equity	$763,473	$751,396

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Spartan Stores, Inc. and Subsidiaries

(In thousands, except per share data)

	Year Ended
	March 31, 2012	March 26, 2011	March 27, 2010
Net sales	$2,634,226	$2,533,064	$2,551,956
Cost of sales	2,078,116	1,976,549	1,993,306

Gross margin	556,110	556,515	558,650
Operating expenses
Selling, general and administrative	489,650	488,017	493,832
Restructuring, asset impairment and other	(23)	532	6,154

Total operating expenses	489,627	488,549	499,986
Operating earnings	66,483	67,966	58,664
Other income and expenses
Interest expense	15,037	15,104	16,394
Other, net	(110)	(97)	(138)

Total other income and expenses	14,927	15,007	16,256

Earnings before income taxes and discontinued operations	51,556	52,959	42,408
Income taxes	19,686	20,420	16,475

Earnings from continuing operations	31,870	32,539	25,933
Earnings (loss) from discontinued operations, net of taxes	(112)	(232)	(375)

Net earnings	$31,758	$32,307	$25,558

Basic earnings per share:
Earnings from continuing operations	$1.40	$1.44	$1.16
Earnings (loss) from discontinued operations	(0.01)	(0.01)	(0.02)

Net earnings	$1.39	$1.43	$1.14

Diluted earnings per share:
Earnings from continuing operations	$1.39	$1.43	$1.15
Earnings (loss) from discontinued operations	—	(0.01)	(0.01)*

Net earnings	$1.39	$1.42	$1.14

Weighted average shares outstanding:
Basic	22,791	22,606	22,406

Diluted	22,887	22,688	22,480

*	Includes rounding.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Spartan Stores, Inc. and Subsidiaries

(In thousands)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance – March 28, 2009	22,213	$153,778	$(14,151)	$107,578	$247,205
Comprehensive income, net of tax:
Net earnings	—	—	—	25,558	25,558
Pension liability adjustment, net of taxes of $819	—	—	1,295	—	1,295
Change in fair value of interest rate swap, net of taxes of $74	—	—	(117)	—	(117)

Total comprehensive income	—	—	—	—	26,736
Dividends – $.20 per share	—	—	—	(4,483)	(4,483)
Stock-based employee compensation	—	4,629	—	—	4,629
Issuances of common stock and related tax benefit on stock option exercises	28	266	—	—	266
Issuances of restricted stock and related income tax benefits	293	478	—	—	478
Cancellations of restricted stock	(84)	(926)	—	—	(926)

Balance – March 27, 2010	22,450	158,225	(12,973)	128,653	273,905
Comprehensive income, net of tax:
Net earnings	—	—	—	32,307	32,307
Change in fair value of interest rate swap, net of taxes of $166	—	—	(265)	—	(265)
Pension liability adjustment, net of taxes of $1,682			2,664		2,664
Pension curtailment, net of taxes of $1,543	—	—	(2,442)	—	(2,442)

Total comprehensive income	—	—	—	—	32,264
Dividends – $.20 per share	—	—	—	(4,525)	(4,525)
Repurchase of equity component of convertible debt, net of tax of $246		(388)			(388)
Stock-based employee compensation	—	5,379	—	—	5,379
Issuances of common stock and related tax benefit on stock option exercises	33	428	—	—	428
Issuances of restricted stock and related income tax benefits	222	(295)	—	—	(295)
Cancellations of restricted stock	(86)	(1,263)	—	—	(1,263)

Balance – March 26, 2011	22,619	162,086	(13,016)	156,435	305,505
Comprehensive income, net of tax:
Net earnings	—	—	—	31,758	31,758
Change in fair value of interest rate swap, net of taxes of $119	—	—	211	—	211
Swap termination charge, net of taxes of $321			454		454
Pension liability adjustment, net of taxes of $911			(1,442)		(1,442)

Total comprehensive income	—	—	—	—	30,981
Dividends – $.26 per share	—	—	—	(5,926)	(5,926)
Share repurchase	(687)	(12,381)	—	—	(12,381)
Stock-based employee compensation	—	5,048	—	—	5,048
Issuances of common stock and related tax benefit on stock option exercises	93	1,311	—	—	1,311
Issuances of restricted stock and related income tax benefits	255	(116)	—	—	(116)
Cancellations of restricted stock	(65)	(814)	—	—	(814)

Balance – March 31, 2012	22,215	$155,134	$(13,793)	$182,267	$323,608

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries

(In thousands)

	Year Ended
	March 31, 2012	March 26, 2011	March 27, 2010
Cash flows from operating activities
Net earnings	$31,758	$32,307	$25,558
Loss from discontinued operations	112	232	375

Earnings from continuing operations	31,870	32,539	25,933
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other	(23)	532	5,654
Non-cash convertible debt interest	3,745	3,462	3,533
Depreciation and amortization	36,767	35,273	34,895
LIFO income – warehouse consolidation	—	(3,450)	—
LIFO (income) expense	1,401	(735)	(176)
Postretirement benefits expense	3,817	3,501	3,373
Deferred taxes on income	17,861	19,655	12,030
Stock-based compensation expense	5,048	5,372	4,627
Excess tax benefit on stock compensation	(237)	(212)	(344)
Gain on repurchase of convertible notes	—	(69)	—
(Gain) / Loss on disposal of assets	(399)	100	138
Change in operating assets and liabilities:
Accounts receivable	(2,309)	(1,855)	(2,487)
Inventories	2,635	17,885	(3,526)
Prepaid expenses and other assets	(17,172)	2,316	1,181
Accounts payable	8,841	(14,496)	18,095
Accrued payroll and benefits	845	4,698	(3,436)
Postretirement benefits	(6,746)	(6,251)	(6,032)
Other accrued expenses and other liabilities	7,790	(8,509)	(1,756)

Net cash provided by operating activities	93,734	89,756	91,702

Cash flows from investing activities
Purchases of property and equipment	(42,518)	(33,029)	(50,472)
Net proceeds from the sale of assets	678	41	77
Acquisitions	(478)	(1,250)	(6,375)
Other	(1,482)	1,115	(1,258)

Net cash used in investing activities	(43,800)	(33,123)	(58,028)

Cash flows from financing activities
Proceeds from revolving credit facility	$4,933	$143,179	$504,690
Payments on revolving credit facility	(49,933)	(143,179)	(524,630)
Share repurchase	(12,381)	—	—
Repurchase of convertible notes	—	(10,724)	—
Repayment of long-term borrowings	(5,318)	(4,681)	(4,007)
Excess tax benefit on stock compensation	237	212	344
Proceeds from exercise of stock options	1,182	349	190
Dividends paid	(5,926)	(4,525)	(4,483)

Net cash (used in) financing activities	(67,206)	(19,369)	(27,896)

Cash flows from discontinued operations
Net cash used in operating activities	(76)	(2,610)	(3,145)
Net cash provided by investing activities	—	—	18

Net cash (used in) discontinued operations	(76)	(2,610)	(3,127)

Net (decrease) increase in cash and cash equivalents	(17,348)	34,654	2,651
Cash and cash equivalents at beginning of year	43,824	9,170	6,519

Cash and cash equivalents at end of year	$26,476	$43,824	$9,170

Supplemental Cash Flow Information:
Cash paid for interest	$10,248	$10,653	$11,896
Cash paid for income taxes	$202	$509	$884

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

Fiscal Year: Spartan Stores’ fiscal year ends on the last Saturday of March. The fiscal year ended March 31, 2012 consisted of 53 weeks. The fiscal years ended March 26, 2011 and March 27, 2010 each consisted of 52 weeks.

Revenue Recognition: The Retail segment recognizes revenues from the sale of products at the point of sale. Customer returns are immaterial. Discounts provided to customers by Spartan Stores at the time of sale are recognized as a reduction in sales as the products are sold. Spartan Stores does not recognize a sale when it sells gift cards and gift certificates; rather, a sale is recognized when the gift card or gift certificate is redeemed to purchase product. The Distribution segment recognizes revenues when products are delivered or ancillary services are provided. Sales and excise taxes are excluded from revenue.

Cost of Sales: Cost of sales includes purchase costs, freight, physical inventory adjustments, markdowns and promotional allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms. The distribution segment includes shipping and handling costs in the selling, general and administrative section of operating expenses on the Consolidated Statement of Earnings.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts Receivable: Accounts receivable are shown net of allowances for credit losses of $0.9 million in fiscal 2012 and $1.4 million in fiscal 2011. Spartan Stores evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors. Operating results include bad debt expense of $0.7 million, $0.9 million, and $1.3 million for fiscal years 2012, 2011 and 2010, respectively.

Inventory Valuation: Inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. If replacement cost had been used, inventories would have been $43.8 million and $42.4 million higher at March 31, 2012 and March 26, 2011, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During fiscal years 2012, 2011 and 2010, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in fiscal years 2012, 2011 and 2010 by $3.0 million, $7.7 million and $0.4 million, respectively. Spartan Stores accounts for its Distribution inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh and pharmacy

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

products are accounted for at cost in the Retail segment. We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

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

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in Spartan Stores’ self-insurance liability is as follows:

(In thousands)	March 31, 2012	March 26, 2011	March 27, 2010
Beginning balance	$2,843	$4,049	$3,848
Expense	2,527	1,838	2,762
Claim payments	(2,365)	(3,044)	(2,561)

Ending balance	3,005	2,843	4,049

The current portion of the self-insurance liability is included in “Other accrued expenses” and the long-term portion is included in “Other long-term liabilities” in the Consolidated Balance Sheets.

Income Taxes: Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred and other tax assets and liabilities.

Earnings per share: Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by increasing the weighted average number of common shares outstanding by the dilutive effect of the issuance of common stock for options outstanding under Spartan Stores’ stock incentive plans. Unvested restricted stock awards contain non-forfeitable rights to dividends and, therefore, are considered participating securities and included in the computation of basic earnings per share pursuant to the two-class method.

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

(In thousands, except per share amounts)	March 31, 2012	March 26, 2011	March 27, 2010
Numerator:
Earnings from continuing operations	$31,870	$32,539	$25,933

Denominator:
Weighted average shares outstanding – basic	22,791	22,606	22,406
Effect of dilutive stock options	96	82	74

Weighted average shares outstanding – diluted	22,887	22,688	22,480

Basic earnings per share from continuing operations	$1.40	$1.44	$1.16

Diluted earnings per share from continuing operations	$1.39	$1.43	$1.15

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings per share calculations because they were anti-dilutive were 239,326 in fiscal 2012, 435,446 in fiscal 2011, and 571,008 in fiscal 2010.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock units granted in fiscal 2010 were only issuable if certain performance criteria were met, making these shares contingently issuable under ASC Topic 260. Fiscal 2010 performance criteria was not met and, therefore, no shares were issued. In addition, no restricted stock units were granted in fiscal 2012 or 2011 and none are planned to be issued in fiscal 2013.

The senior subordinated convertible notes due 2027 will be convertible at the option of the holder, only upon the occurrence of certain events, at an initial conversion rate of 28.0310 shares of Spartan Stores common stock per $1,000 principal amount at maturity of the notes (equal to an initial conversion price of approximately $35.67 per share). Upon conversion, Spartan Stores will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in shares of Spartan Stores common stock – unless Spartan Stores elects to satisfy its obligation under such conversion by delivering only shares of common stock. Therefore, the notes are not currently dilutive to earnings per share as they are only dilutive above the accreted value. (See Note 5.)

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

Shareholders’ Equity: Spartan Stores’ restated articles of incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the board of directors. At March 31, 2012, there were no shares of preferred stock outstanding.

Comprehensive Income: Comprehensive income is net earnings adjusted for the net (loss) income on the interest rate swap agreement and the minimum pension liability, net of applicable income taxes.

(In thousands)	Interest Rate Swap Liability	Minimum Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance March 28, 2009	(283)	(13,868)	(14,151)
Other comprehensive (loss) income	(117)	1,295	1,178

Balance March 27, 2010	(400)	(12,573)	(12,973)
Other comprehensive (loss) income	(265)	2,664	2,399
Pension curtailment income	—	(2,442)	(2,442)

Balance March 26, 2011	$(665)	$(12,351)	$(13,016)
Other comprehensive (loss) income	211	(1,442)	(1,231)
SWAP Termination, net of tax	454	—	454

Balance March 31, 2012	$—	$(13,793)	$(13,793)

Advertising Costs: Spartan Stores’ advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $14.5 million, $14.2 million and $14.8 million in fiscal years 2012, 2011 and 2010, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

In June 2009, the FASB issued guidance for the consolidation of variable interest entities (“VIE”). This guidance establishes new criteria for determining the primary beneficiary. It also requires an ongoing assessment to determine whether a company is the primary beneficiary of a VIE. The guidance was effective beginning in fiscal 2011. This guidance did not have a material impact on our consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. This guidance was effective for us for the first quarter of fiscal 2011, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for the first quarter of fiscal 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB amended its standards related to fair value measurements and disclosures. The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. This amendment primarily changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. In addition, the amendment clarified the FASB’s intent about the application of existing fair value measurement requirements. The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items that are not recorded at fair value but as to which fair value is required to be disclosed. The new rules became effective for interim and annual periods beginning after December 15, 2011. The Company adopted this standard and it did not have a material impact on the financial statements for fiscal 2012.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-09, Compensation—Retirement Benefits—Multi-employer Plans (Subtopic 715-80) (“ASU 2011-09”). This accounting standard provides guidance on disclosure requirements for employers participating in multi-employer pension and other postretirement benefit plans (multi-employer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multi-employer plans. The new guidance requires employers participating in multi-employer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multi-employer plans. The Company adopted the standard effective March 31, 2011. Refer to Note 8, Commitments and Contingencies and Note 10, Associate Retirement Plans in the accompanying Notes to Consolidated Financial Statements for additional information on the Company’s participation in the multi-employer pension plan. The adoption of this new standard resulted in enhanced disclosures, but otherwise did not have an impact on the Company’s Consolidated Financial Statements.

In September 2011, the FASB amended its standards related to the testing of goodwill for impairment. The objective of this amendment is to simplify the annual goodwill impairment evaluation process. The amendment provides entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The new rules are effective for interim and annual periods beginning after December 15, 2011; however, entities were permitted to adopt the standards early. We continued to test our goodwill for impairment using the allowed two step test.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards:

In June 2011, the FASB amended its rules regarding the presentation of comprehensive income. The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new rules were to become effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB deferred certain aspects of this standard beyond the December 15, 2011 effective date, specifically the provisions dealing with reclassification adjustments. Because the standards only affect the display of comprehensive income and do not affect what is included in comprehensive income, the standards will not have a material effect on our Consolidated Financial Statements.

Note 2

Acquisitions of Assets

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

Note 3

Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Retail	Distribution	Total
Balance at March 27, 2010:
Goodwill	$242,023	$92,493	$334,516
Accumulated impairment charges	(86,600)	—	(86,600)

Goodwill, net	155,423	92,493	247,916
Acquisitions	450	—	450
Other (Note 4)	(7,122)	—	(7,122)
Balance at March 26, 2011:
Goodwill	235,351	92,493	327,844
Accumulated impairment charges	(86,600)	—	(86,600)

Goodwill, net	148,751	92,493	241,244
Other (Note 4)	(1,050)	—	(1,050)
Balance at March 31, 2012:
Goodwill	234,301	92,493	327,844
Accumulated impairment charges	(86,600)	—	(86,600)

Goodwill, net	$147,701	$92,493	$240,194

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the components of amortized intangible assets, included in “Other, net” on the Consolidated Balance Sheets:

	March 31, 2012		March 26, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$3,504	$2,616	$3,422	$2,273
Favorable leases	3,906	1,815	3,906	1,548
Customer lists	11,065	6,330	10,738	4,806
Franchise fees and other	625	242	599	200

Total	$19,100	$11,003	$18,665	$8,827

The weighted average amortization period for amortizable intangible assets is as follows:

Non-compete agreements	9.9 years
Favorable leases	14.6 years
Customer lists	7.1 years
Franchise fees and other	11.9 years

Amortization expense for intangible assets was $2.2 million, $2.1 million and $2.3 million for fiscal years 2012, 2011 and 2010, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(In thousands)

Fiscal Year	Amortization Expense
2013	$2,276
2014	2,001
2015	1,365
2016	964
2017	428

Indefinite-lived intangible assets that are not amortized consist primarily of a trade name and licenses for the sale of alcoholic beverages and amounted to $26.5 million as of March 31, 2012 and March 26, 2011.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4

Restructuring, Asset Impairment and Other

The following table provides the activity of restructuring costs for fiscal years 2012, 2011 and 2010. Restructuring costs recorded in the Consolidated Balance Sheets are included in “Current portion of restructuring costs” in Current liabilities and “Restructuring costs” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)	Lease and Ancillary Costs	Severance	Other	Total
Balance at March 28, 2009	$44,545	$—	$—	$44,545
Provision for lease and related ancillary costs, net of sublease income	1,111	—	—	1,111
Provision for severance and other costs	—	2,915	1,109	4,024
Changes in estimates (Note 3)	(4,860)	—	—	(4,860	)(a)
Payments, net of interest accretion	(6,914)	(859)	(1,109)	(8,882)

Balance at March 27, 2010	33,882	2,056	—	35,938
Provision for severance and other costs	1,876	644	288	2,808
Reversal of reserve related to lease terminations and other reversals (Note 3)	(6,948)	—	—	(6,948)
Changes in estimates (Note 3)	(7,423)	—	—	(7,423	)(a)
Payments, net of interest accretion	(6,085)	(2,700)	(288)	(9,073)

Balance at March 26, 2011	15,302	—	—	15,302
Changes in estimates (Note 3)	(1,318)	—	—	(1,318)
Payments, net of interest accretion	(2,882)	—	—	(2,882)

Balance at March 31, 2012	$11,102	$—	$—	$11,102

(a)	Goodwill was reduced by $1.0 million, $7.1 million and $3.9 million in fiscal 2012, 2011 and 2010, respectively, as a result of these changes in estimates as the initial charges for certain stores were established in the purchase price allocations for previous acquisitions. In fiscal 2010, $0.1 million was included in discontinued operations. Through an acquisition, Spartan assumed sublease liabilities for a closed store location and two operating store locations that were accounted for as capital leases. The underlying leases were terminated by a bankruptcy judge in December 2010. In fiscal 2011 the closed store liability was reversed resulting in a gain of $6.9 million and was partially offset by $1.1 million representing the remaining net value of the two capital leases also written off.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring, asset impairment and other included in the Consolidated Statements of Earnings for the year ended March 26, 2011 consisted of the following:

(In thousands)	Retail	Distribution	Total
Asset impairment charges, assets at underperforming stores and abandoned development projects (Note A below)	$7,502	$357	$7,859
Provision for severance and other costs related to warehouse closing (Note B below)	—	2,546	2,546
Net benefit related to favorable lease terminations (Note C below)	(5,888)	—	(5,888)
Pension curtailment income related to the freezing of the cash balance pension plan (Note 10) (Note D below)	(1,704)	(2,281)	(3,985)

	$(90)	$622	$532

Note A: This charge relates to assets that required impairment and the values reflected in the Consolidated Balance Sheet were reduced. Therefore the adjustment is reflected in the Consolidated Balance Sheet and is not a component of the activity of restructuring costs on page 49. The asset impairment charges were recorded due to the economic and competitive environment these stores operated in and its impact on their forecasted financial performance.

Note B: The provision for severance and other costs has two components as broken out in the reconciliation included in our previous response. The first component is the $2.5 million reflected above and the second component is the $0.3 million related to changes in estimates for union sick pay and property taxes. The changes in estimates were reflected on the “changes in estimates” line totaling $7.4 million included in the table on page 49.

Note C: Through an acquisition, Spartan assumed sublease liabilities for a closed store location and two operating store locations that were accounted for as capital leases. A bankruptcy judge terminated the underlying leases in December 2010. The closed store liability was reversed resulting in a gain of $6.9 million and was partially offset by $1.1 million representing the remaining net value of the two capital leases also written off.

Note D: The offset to the recording of pension curtailment income related to the freezing of the cash balance pension plan, which is reflected in the table on page 50, is an adjustment to Accumulated Other Comprehensive Income (Loss) (AOCI) in the Consolidated Statements of Shareholders’ Equity. The taxes relating to curtailment income totaled $1.5 million bringing the net adjustment to AOCI of $2.4 million.

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

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5

Long-Term Debt

Spartan Stores’ long-term debt consists of the following:

(In thousands)	March 31, 2012	March 26, 2011
Senior secured revolving credit facility, due December 2012	$—	$45,000
Convertible subordinated notes, 3.375% due May 2027, net of unamortized debt discount	88,856	85,111
Capital lease obligations (Note 9)	48,864	44,436
Other, 7.00% – 9.25%, due fiscal 2013 – 2021	294	369

	138,014	174,916
Less current portion	4,449	4,205

Total long-term debt	$133,565	$170,711

Available borrowings under our $255.0 million revolving credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains covenants that include a minimum fixed charge coverage ratio and maximum capital expenditures, as defined in the credit agreement. These covenants are not effective as long as Spartan Stores maintains minimum excess availability levels of $25.0 million with respect to the minimum fixed charge coverage ratio and $20 million with respect to maximum capital expenditures. Spartan Stores had available borrowings of $142.7 million at March 31, 2012 and excess availability of $162.7 million. Payment of dividends and repurchases of outstanding shares are permitted up to a total of $30.0 million per year, provided that excess availability of $20.0 million is maintained. The credit facility provides for the issuance of letters of credit, of which $0.6 million were outstanding and unused as of March 31, 2012. Borrowings under the revolving credit portion of the facility bear interest at LIBOR plus 1.25% or the prime rate (weighted average interest rate of 3.25% at March 31, 2012 (see Note 6).

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

At the end of the 3rd quarter of fiscal 2012 the Company terminated the interest rate swap agreement and recorded a charge of $0.8 million, which was recorded in interest expense. Early in the 4th quarter of fiscal 2012 the Company repaid the entire outstanding balance of $45.0 million on its revolving credit facility.

Interest at an annual rate of 3.375% is payable semi-annually on May 15 and November 15 of each year. Contingent interest will be paid to holders of the notes during the period commencing May 20, 2012 and ending on November 14, 2012 and for any six-month period thereafter, if the average contingent interest trading price per $1,000 principal amount of the notes for the five-consecutive-trading-day-period ending on the third trading day immediately preceding the first day of such interest period equals 120% or more of the principal amount of the notes. Contingent interest payable with respect to any six-month period will equal 0.25% per annum of the average contingent interest-trading price of $1,000 principal amount of notes during the five-consecutive-trading-day measurement period described above.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spartan Stores may redeem the notes for cash in whole or in part, at any time or from time to time, on or after May 15, 2014 at 100% of the principal amount of the notes to be redeemed, and prior to that date on or after May 20, 2012 at a price equal to a specified percentage of the principal amount, plus, in each case, any accrued and unpaid interest. Holders may require Spartan Stores to repurchase their notes, in whole or in part, on May 15, 2014, May 15, 2017 and May 15, 2022 for a cash price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. In addition, upon certain fundamental change transactions, each holder would have the option, subject to certain conditions, to require Spartan Stores to repurchase for cash, in whole or in part, such holder’s notes. For the purposes of the notes, a “fundamental change” would include, among other events set forth in the Indenture governing the notes, the acquisition of 50% or more of our common stock by a person or group, a consolidation, merger, or sale of all or substantially all of our assets, certain changes in our board of directors, or a termination of trading of our common stock.

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

In connection with the closing of the sale of the notes, Spartan Stores entered into a registration rights agreement with the initial purchasers of the notes, pursuant to which Spartan Stores filed with the Securities and Exchange Commission (SEC) a shelf registration statement covering resale by security holders of the notes and the shares of Spartan Stores common stock issuable upon conversion of the notes. The SEC declared the registration statement effective on September 27, 2007.

The amount of interest expense recognized and the effective interest rate for Spartan Stores’ convertible senior notes were as follows:

(In thousands)	2012	2011	2010
Contractual coupon interest	$3,353	$3,333	$3,712
Amortization of discount on convertible senior notes	3,745	3,462	3,533

Interest expense	$7,098	$6,795	$7,245

Effective interest rate	8.125%	8.125%	8.125%

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The debt and equity components recognized for Spartan Stores’ convertible senior notes were as follows:

(In thousands)	March 31, 2012		March 26, 2011
Principal amount of convertible senior notes	$97,740		$97,740
Unamortized discount	8,884	(1)	12,629
Net carrying amount	88,856		85,111
Common stock	16,032		16,032

(1)	Will be recognized over a remaining period of 2.1 years.

The weighted average interest rates including loan fee amortization for fiscal 2012, 2011 and fiscal 2010 were 8.05%, 7.81% and 7.59%, respectively.

At March 31, 2012, long-term debt was due as follows:

(In thousands)

Fiscal Year
2013	$4,449
2014	3,605
2015	92,155
2016	3,590
2017	3,915
Thereafter	30,301

$138,014

During the first quarter of fiscal 2011 the Company repurchased $12.3 million in principal amount of its outstanding convertible senior notes for approximately $10.7 million and recognized a resultant gain of $0.1 million. No additional repurchases were made in fiscal 2011 and 2012.

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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap is considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores’ senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% on a notional amount of $45 million. The interest rate swap agreement was to expire concurrently with its senior secured revolving credit facility on December 24, 2012. However, the swap agreement was terminated in the third quarter of fiscal 2012, and included a $0.8 million termination charge which was recorded in interest expense.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. There was no impact on earnings in fiscal 2012 and 2011 as the cash flow hedge is highly effective through its termination at the end of the third quarter of fiscal 2012.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instrument designated as an interest rate cash flow hedge:

Balance Sheet Classification	March 31, 2012	March 26, 2011
Other long-term liabilities	$—	$1,085

The following table provides a summary of the financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for fiscal 2012 and 2011:

	Location in Consolidated Financial Statements	2012	2011
(Gain) Loss, net of taxes, recognized in other comprehensive income	Other comprehensive income	$(665)	$265
Pre-tax loss reclassified from accumulated other comprehensive loss	Interest expense	646	833
Pre-tax swap termination charge	Interest expense	775	—

Note 7

Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At March 31, 2012 and March 26, 2011 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	March 31, 2012	March 26, 2011
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$4,449	$4,205
Long-term debt and capital lease obligations	133,565	170,711
Equity component of convertible debt	8,884	12,629

Total book value of debt instruments	146,898	187,545
Fair value of debt instruments	144,374	177,112

Excess of book value over fair value	$2,524	$10,433

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (level 2 valuation technique).

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At March 26, 2011 the fair value of the interest rate swap liability was approximately $1.1 million and is included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value measurements are classified within Level 2 of the hierarchy and are determined using prices from a financial institution that develops values based on observable inputs in active markets.

Long-lived assets totaling $0.2 million and $8.2 in fiscal years 2012 and 2011, respectively, were measured at a fair value of $0.1 and $1.6, respectively, on a nonrecurring basis using Level 3 inputs as defined in the fair value heirarchy. Our accounting and finance team management, who report to the chief financial officer, determine our valuation policies and procedures. The development and determination of the unobservable inputs for level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance team management and are approved by the chief financial officer. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. Spartan Stores estimates future cash flows based on experience and knowledge of the market in which the assets are located, and when necessary, uses real estate brokers. See Note 4 for discussion of long-lived asset impairment charges.

Note 8

Commitments and Contingencies

Spartan Stores subleases property at certain locations and received rental income of $1.9 million in fiscal 2012. In the event of the customer’s default, Spartan would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 9.

Unions represent approximately 8% of Spartan Stores’ associates. These associates are covered by a collective bargaining agreement which expires in October 2012.

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in an adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

Spartan Stores contributes to the Central States multi-employer pension plan based on obligations arising from its collective bargaining agreement covering its warehouse union associates. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions; however, Spartan Stores is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan

Based on the most recent information available to Spartan Stores, we believe that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to pay benefits. Because we are one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the under funding would be, although we anticipate that our contributions to this plan will increase each year. Spartan believes that funding levels have not changed significantly since year-end. To reduce this under funding we expect meaningful increases in expense as a result of required incremental multi-employer pension plan contributions over the years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

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

Rental expense, net of sublease income, under operating leases consisted of the following:

(In thousands)	2012	2011	2010
Minimum rentals	$32,204	$32,464	$33,706
Contingent payments	805	806	1,013
Sublease income	(1,899)	(1,926)	(2,064)

	$31,110	$31,344	$32,655

Total future lease commitments of Spartan Stores under capital and operating leases in effect at March 31, 2012 are as follows:

	Capital	Operating
(In thousands)	Used in Operations	Used in Operations	Subleased to Others	Total
Fiscal Year
2013	$7,873	$28,855	$1,114	$29,969
2014	7,233	24,779	881	25,660
2015	6,674	20,451	790	21,421
2016	6,697	17,522	467	17,989
2017	6,719	11,715	225	11,940
Thereafter	46,348	27,667	38	27,704

Total	81,544	$130,989	$3,515	$134,503

Interest	(32,680)

Present value of minimum lease obligations	48,864
Current portion	4,407

Long-term obligations	$44,457

Amortization expense for property under capital leases was $3.6 million, $4.3 million and $4.1 million in fiscal years 2012, 2011 and 2010, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets held under capital leases consisted of the following:

(In thousands)	March 31, 2012	March 26, 2011
Buildings and improvements	$45,517	$45,788
Equipment	6,704	3,924

	52,221	49,712
Less accumulated depreciation	19,934	16,627

Net property	$32,287	$33,085

One of Spartan Stores’ subsidiaries leases retail store facilities. Of the stores leased, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. A majority of the leases provide for minimum and contingent rentals based upon stipulated sales volumes and contain renewal options. Certain of the leases contain escalation clauses.

Owned assets, included in property and equipment, which are leased to others are as follows:

(In thousands)	March 31, 2012	March 26, 2011
Land and improvements	$1,173	$1,173
Buildings	5,942	5,942

	7,115	7,115
Less accumulated depreciation	4,043	3,803

Net property	$3,072	$3,312

Future minimum rentals to be received under operating leases in effect at March 31, 2012 are as follows:

(In thousands)

Fiscal Year	Owned Property	Leased Property	Total
2013	$1,344	$905	$2,249
2014	689	656	1,345
2015	444	560	1,004
2016	430	426	856
2017	371	239	610
Thereafter	387	40	427

Total	$3,665	$2,826	$6,491

Note 10

Associate Retirement Plans

Spartan Stores’ retirement programs include pension plans providing non-contributory benefits and salary reduction defined contribution plans providing contributory benefits. Substantially all of Spartan Stores’ associates not covered by collective bargaining agreements are covered by either a frozen non-contributory cash balance pension plan (“Company Plan”), a defined contribution plan or both. Associates covered by collective bargaining agreements are included in multi-employer pension plans.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2011, the Cash Balance Pension Plan was frozen and, as a result, additional service credits are no longer added to each Associate’s account, however, interest credits will continue to accrue. Effective the same date, Company matching contributions to the Savings Plus 401k Plan were reinstated at a rate of 50% of pay deferral contributions up to 6% of each Associate’s qualified compensation. Additionally, a provision allowing for a discretionary annual profit sharing contribution was added to the Company’s 401k Plan.

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

Expense for Company contributions made to defined contribution plans totaled $5.4 million, $2.5 million and $1.7 million in fiscal years 2012, 2011 and 2010, respectively. Fiscal 2012 and 2011 also include the addition of a discretionary profit sharing company contribution, which was added to the plan effective January 1, 2011.

Spartan Stores and certain subsidiaries provide health care benefits to retired associates who have at least 30 years of service or 10 years of service and have attained age 55, and who were not covered by collective bargaining arrangements during their employment (“covered associates”). Qualified covered associates that retired prior to March 31, 1992 receive major medical insurance with deductible and coinsurance provisions until age 65 and Medicare supplemental benefits thereafter. Covered associates retiring after April 1, 1992 are eligible for monthly postretirement health care benefits of $5 multiplied by the associate’s years of service. This benefit is in the form of a credit against the monthly insurance premium. The retiree pays the balance of the premium.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the change in benefit obligation, change in plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for Spartan Stores’ pension and postretirement benefit plans excluding multi-employer plans. The accrued benefit costs are reported in Postretirement benefits in the Consolidated Balance Sheets.

(In thousands, except percentages)	Pension Benefits		SERP Benefits		Postretirement Benefits
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Change in benefit obligation
Benefit obligation at beginning of year	$60,421	$61,987	$1,071	$1,047	$8,633	$8,149
Service cost	—	2,622	—	45	192	193
Interest cost	2,893	3,077	51	52	424	420
Actuarial loss	508	1,351	(26)	57	162	155
Benefits paid	(3,872)	(5,691)	(111)	(59)	(281)	(283)
Curtailment gain due to plan freeze	—	(2,925)	—	(71)	—	—

Benefit obligation at end of year	$59,950	$60,421	$985	$1,071	$9,130	$8,634

Change in plan assets
Plan assets at fair value at beginning of year	$58,352	$52,330	$—	$—	$—	$—
Actual return on plan assets	596	5,987	—	—	—	—
Company contributions	4,000	5,726	110	59	281	283
Benefits paid	(3,872)	(5,691)	(110)	(59)	(281)	(283)

Plan assets at fair value at measurement date	$59,076	$58,352	$—	$—	$—	$—

Unfunded status	$(874)	$(2,069)	$(985)	$(1,071)	$(9,130)	$(8, 634)

Components of net amount recognized in financial position:
Current liabilities	$—	$—	$(90)	$(121)	$(313)	$(316)
Noncurrent liabilities	(874)	(2,069)	(895)	(950)	(8,817)	(8,318)

	$(874)	$(2,069)	$(985)	$(1,071)	$(9,130)	$(8,634)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$20,131	$17,793	$410	$477	$2,367	$2,339
Prior service credit	—	—	—	—	(396)	(450)

	$20,131	$17,793	$410	$477	$1,971	$1,889

Weighted average assumptions at Measurement date
Discount rate	4.50%	5.00%	4.50%	5.00%	4.50%	5.00%
Expected return on plan assets	7.50%	7.75%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The benefit obligation for pension plans is measured as the projected benefit obligation; the benefit obligation for postretirement benefit plans is measured as the accumulated benefit obligation. The accumulated benefit obligation for both of the defined benefit pension plans was $60.9 million and $61.5 million at March 31, 2012 and March 26, 2011, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit cost

(In thousands)	Pension Benefits			SERP
	March 31, 2012	March 26, 2011	March 27, 2010	March 31, 2012	March 26, 2011	March 27, 2010
Service cost	$—	$2,621	$2,949	$—	$45	$82
Interest cost	2,893	3,077	3,605	51	52	57
Expected return on plan assets	(4,081)	(4,265)	(4,069)	—	—	—
Amortization of prior service cost	—	(478)	(637)	—	—	—
Recognized actuarial net loss	1,656	1,557	658	40	41	42

Net periodic benefit cost	$468	$2,512	$2,506	$91	$138	$181

	Postretirement Benefits
	March 31, 2012	March 26, 2011	March 27, 2010
Service cost	$192	$193	$133
Interest cost	424	420	439
Amortization of prior service cost	(54)	(54)	(54)
Recognized actuarial net loss	133	124	21

Net periodic benefit cost	$695	$683	$539

The net actuarial loss, prior service cost and transition obligation included in “Accumulated Other Comprehensive Income” and expected to be recognized in net periodic benefit cost during fiscal year 2013 are as follows:

(In thousands)	Pension Benefits	SERP Benefits	Postretirement Benefits
Net actuarial loss	$1,278	$33	$137
Prior service credit	—	—	(54)

	$1,278	$33	$83

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses are amortized over the average remaining service life of active participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets.

Spartan Stores has assumed an average long-term expected return on pension plan assets of 7.50% as of March 31, 2012. The expected return assumption was modeled by third-party investment portfolio managers, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. Determining projected stock and bond returns and then applying these returns to the target asset allocations of the plan assets developed the expected return. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. This overall return assumption is believed to be reasonable over a longer-term period that is consistent with the liabilities.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.00% for fiscal 2012, 8.50% for fiscal 2011 and 9.00% for fiscal 2010, decreasing .50% per year to 5.00%. A 1% increase in the assumed health care cost trend rate would increase the accumulated

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

postretirement benefit obligation by 0.23% and the periodic postretirement benefit cost by 0.79%. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation by 0.23% and total service and interest cost by 1.00%.

Spartan Stores has an investment policy for the pension plan with a long-term asset allocation mix designed to meet the long-term retirement obligations. The asset allocation mix is reviewed annually and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes actual allocations as of March 31, 2012 and March 26, 2011:

		Plan Assets
	Target Range	March 31, 2012	March 26, 2011
Asset Category
Equity securities	55.0 -75.0%	66.0%	64.7%
Fixed income	25.0 -45.0	34.0	35.3

Total	100.0%	100%	100.0%

The investment policy emphasizes the following key objectives: (1) maintain the purchasing power of the current assets and all future contributions by producing positive real rates of return on plan assets; (2) maximize return within reasonable and prudent levels of risk in order to minimize contributions and (3) control costs of administering the plan and managing the investments.

The fair value of Spartan Stores’ pension plan assets at March 31, 2012 by asset category is as follows:

	Fair Value Measurements
(In thousands)	Total	Quoted prices in markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mutual funds	$52,222	$52,222	$—	$—
Money market fund	2,763	—	2,763	—
Guaranteed annuity contract	4,025	—	—	4,025

Total fair value	$59,010	$52,222	$2,763	$4,025

The fair value of Spartan Stores’ pension plan assets at March 26, 2011 by asset category is as follows:

	Fair Value Measurements
(In thousands)	Total	Quoted prices in markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mutual funds	$48,388	$48,388	$—	$—
Money market fund	5,771	—	5,771	—
Guaranteed annuity contract	4,193	—	—	4,193

Total fair value	$58,352	$48,388	$5,771	$4,193

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances for Level 3 assets for the fiscal year 2012 follows:

(In thousands)	Guaranteed Annuity Contract
Balance as of March 26, 2011	$4,193
Purchases, sales, issuances and settlements (net)	(424)
Realized gains	256

Balance as of March 31, 2012	$4,025

A reconciliation of the beginning and ending balances for Level 3 assets for the fiscal year 2011 follows:

(In thousands)	Guaranteed Annuity Contract
Balance as of March 27, 2010	$4,388
Purchases, sales, issuances and settlements (net)	(439)
Realized gains	244

Balance as of March 26, 2011	$4,193

See Note 7 for a discussion of the levels of the fair value hierarchy. The assets’ fair value measurement level above is based on the lowest level of any input that is significant to the fair value measurement.

The following is a description of the valuation methods used for the plan’s assets measured at fair value in the above tables:

•	Cash & money market funds: The carrying value approximates fair value.

•

Mutual Funds/Collective Trusts: These investments are publicly traded investments, which are valued using the net asset value (NAV). The NAV of the mutual funds is a quoted price in an active market. The NAV is determined once a day after the closing of the exchange based upon the underlying assets in the fund, less the fund’s liabilities, expressed on a per-share basis. The NAV is a quoted price in an active market and classified within level 1 of the fair value hierarchy of ASC 820.

•

Guaranteed Annuity Contracts: The guaranteed annuity contract is an immediate participation contract held with an insurance company that acts as custodian of the pension plan’s assets. The guaranteed annuity contract is stated at contract value as determined by the custodian, which approximates fair value. We evaluate the general financial condition of the custodian as a component of validating whether the calculated contract value is an accurate approximation of fair value. The review of the general financial condition of the custodian is considered obtainable/observable through the review of readily available financial information the custodian is required to file with the Securities and Exchange Commission. The group annuity contract is classified within level 3 of the valuation hierarchy of ASC 820.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuations methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spartan Stores made a contribution of $4.1 million in the third quarter to move the cash balance pension plan closer to a fully funded status and reduce future pension expense. Funding credit carry forward balances will likely be used to fund future quarterly contribution requirements until December 2012 when a contribution will likely be made to continue to move funding closer to a fully funded status.

The following estimated benefit payments are expected to be paid in the following fiscal years:

(In thousands)	Pension Benefits and SERP Benefits	Other Benefits
2013	$5,077	$313
2014	5,206	347
2015	4,767	371
2016	4,726	405
2017 to 2020	26,010	3,132

In addition to the plans described above, Spartan Stores participates in a multi-employer pension plan and other defined contribution plans for substantially all associates covered by collective bargaining agreements.

Expense is recognized in connection with these plans as contributions are funded, in accordance with accounting standards. The Company contributed $8.2, $7.3 and $7.5 million to these plans for fiscal years 2012, 2011 and 2010, respectively. The risks of participating in these multi-employer plans are different from the risks associated with single-employer plans in the following respects:

a.	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.	If the Company chooses to stop participating in some multi-employer plans, or makes market exits or otherwise has participation in the plan drop below certain levels, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in this plan is outlined in the tables below. The EIN/Pension Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status (“PPA”) available in 2012 and 2011 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan.

Pension	EIN – Pension	Plan Month / Day End	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Surcharges Imposed or Amortization
Fund	Plan Number	Date	2012	2011	Implemented	2012	2011	2010	Provisions

Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Red	Implemented	$8,232	$7,336	$7,477	No

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multi-employer plans in which the Company participates:

Pension Fund	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement	Over 5% Contribution 2012

Central States, Southeast and Southwest Areas Pension Fund	1	10/8/2012	8.0%	No

At the date the financial statements were issued, Forms 5500 were generally not available for the plan years ending in 2011.

See Note 8 for further information regarding Spartan’s participation in the Central States, Southeast and Southwest Areas Pension Fund.

Multi-employer Postretirement Benefit Plans Other than Pensions

The Company also makes contributions to the multi-employer health and welfare plan in amounts set forth in the related collective bargaining agreements. This plan provides medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of the plan. The vast majority of the Company’s contributions benefit active employees and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid for active participants in the plan.

Note 11 Taxes on Income

The income tax provision for continuing operations is summarized as follows:

(In thousands)	March 31, 2012	March 26, 2011	March 27, 2010
Currently payable:
Federal	$(191)	$(536)	$3,199
State	2,016	1,301	1,246

Total currently payable	1,825	765	4,445
Deferred:
Federal	15,734	16,644	10,424
State	2,127	3,011	1,606

Total deferred	17,861	19,655	12,030

Total	$19,686	$20,420	$16,475

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	5.2	5.3	4.5
Tax credits	(1.1)	(1.1)	(0.2)
Charitable product donations	(0.7)	(0.7)	(0.4)
Other	(0.2)	0.1	(0.1)

Effective income tax rate	38.2%	38.6%	38.8%

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities resulting from temporary differences as of March 31, 2012 and March 26, 2011 are as follows:

(In thousands)	2012	2011
Deferred tax assets:
Employee benefits	$23,859	$20,783
Accounts receivable	365	530
Asset impairment and closed store reserves	2,719	3,103
Deferred revenue	879	966
State taxes	146	1,182
All other	1,220	3,159

Total deferred tax assets	29,188	29,723

Deferred tax liabilities:
Employee benefits	8,784	7,418
Depreciation & Amortization	33,917	28,727
Inventory	6,424	7,016
Goodwill	39,693	31,833
Convertible debt interest	15,384	14,202
Leases	6,271	4,523
All other	940	719

Total deferred tax liabilities	111,413	94,438

Net deferred tax liability	$(82,225)	$(64,715)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	March 31, 2012	March 26, 2011
Balance at beginning of year	$2,320	$2,232
Gross increases — tax positions taken in prior years	74	10
Gross decreases — tax positions taken in prior years	(483)	(447)
Gross increases — tax positions taken in current year	589	540
Lapse of statute of limitations	(7)	(15)

Balance at end of year	$2,493	$2,320

In the fourth quarter of fiscal 2012 we elected to accelerate the recognition of certain revenues for tax purposes, which resulted in a $12.4 million increase in taxes payable and a related increase in other current assets at March 31, 2012. The majority of these amounts will reverse in the first quarter of fiscal 2013.

Spartan Stores anticipates that $0.7 million of the unrecognized tax benefits will be settled prior to March 31, 2013. Spartan Stores recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Accrued interest and penalties are not material. As of March 31, 2012, the balance of unrecognized tax benefits included tax positions of $1.6 million that would reduce Spartan Stores’ effective income tax rate if recognized in future periods.

Spartan Stores files income tax returns with federal, state and local tax authorities within the United States. In October 2011, the Internal Revenue Service (IRS) completed its examination of Spartan Stores’ federal income tax returns for fiscal year 2007. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years before 2008.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12

Stock-Based Compensation

Spartan Stores has two shareholder-approved 10-year stock incentive plans covering 4,200,000 shares of Spartan Stores' common stock: the Spartan Stores, Inc. 2001 Stock Incentive Plan (the "2001 Plan") and the Spartan Stores, Inc. Stock Incentive Plan of 2005 (the "2005 Plan"). The plans provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. Holders of restricted stock and stock awards are entitled to participate in cash dividends and dividend equivalents. The 2001 plan expired on May 8, 2011 and no shares remained unissued as of that date. As of March 31, 2012, 962,938 shares remained unissued under the 2005 Plan.

Stock option awards were granted with an exercise price equal to the market value of Spartan Stores common stock at the date of grant, vest and become exercisable in 25 percent increments over a four-year service period and have a maximum contractual term of 10 years. Upon a “Change in Control”, as defined by the Plan, all outstanding options vest immediately. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is determined based upon a combination of historical volatility of Spartan Stores common stock and the expected volatilities of guideline companies that are comparable to Spartan Stores in most significant respects to reflect management’s best estimate of Spartan Stores’ future volatility over the option term. Due to certain events that are considered unusual and/or infrequent in nature, and that resulted in significant business changes during the limited historical exercise period, management does not believe that Spartan Stores’ historical exercise data will provide a reasonable basis upon which to estimate the expected term of stock options. Therefore, the expected term of stock options granted is determined using the “simplified” method as described in SEC Staff Accounting Bulletins that uses the following formula: ((vesting term + original contract term)/2). The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, using U.S. constant maturities with remaining terms equal to the expected term. Expected dividend yield is based on historical dividend payments.

The following weighted average assumptions were used to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. There were no stock options granted in fiscal 2012 or 2011.

2010
Dividend yield	1.43%
Expected volatility	41.50% - 42.30%
Risk-free interest rate	2.28%
Expected life of option	6.25 years

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the three years ended March 31, 2012:

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value (In thousands)
Options outstanding at March 28, 2009	706,367	$17.99	7.20	$1,506
Granted	179,382	13.87
Exercised	(27,869)	6.99		201
Cancelled	(26,031)	20.62

Options outstanding at March 27, 2010	831,849	$17.39	6.90	$1,279
Granted	—	—
Exercised	(27,128)	7.85		231
Cancelled	—	—

Options outstanding at March 26, 2011	804,721	$17.71	6.02	$1,243
Granted	—	—
Exercised	(84,630)	11.64		572
Cancelled	(16,962)	17.94

Options outstanding at March 31, 2012	703,129	$18.43	5.53	$1,926

Options exercisable at March 27, 2010	366,113	$15.15	5.15	$1,111

Options exercisable at March 26, 2011	519,733	$16.94	5.19	$1,095

Options exercisable at March 31, 2012	557,787	$18.60	5.22	$1,581

Vested and expected to vest in the future at March 31, 2012	697,589	$18.44	5.52	$1,911

The weighted average grant-date fair value of stock options granted during fiscal year 2010 was $5.26. Cash received from option exercises was $1.0 million, $0.2 million and $0.2 million during fiscal years 2012, 2011 and 2010, respectively.

Restricted shares awarded to employees vest ratably over a five-year service period (over a four year period for grants to associates in fiscal 2011 and one year for grants to the Board of Directors in fiscal 2011). Awards granted to directors prior to May 10, 2006 vest 100 percent after three years and awards granted on or after May 10, 2006 vest in one-third increments over a three-year service period. Awards are subject to certain transfer restrictions and forfeiture prior to vesting. All shares fully vest upon a “Change in Control” as defined by the Plan. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the vesting period.

Historically, awards have been granted in the form of stock options and restricted stock. In fiscal 2010, Spartan Stores also granted restricted stock units (“RSU’s”) to certain executive employees of the Company. The RSU’s had a service condition and a performance condition that was to be met in order for the awards to vest. The performance condition was not met in fiscal 2010. In addition, no RSU’s were granted in fiscal 2011 or 2012 and none are planned to be issued in fiscal 2013.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock activity for the three years ended March 31, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding and nonvested at March 28, 2009	590,693	19.12
Granted	333,746	13.88
Vested	(202,896)	15.61
Forfeited	(102,821)	14.06

Outstanding and nonvested at March 27, 2010	618,722	18.28
Granted	216,890	15.37
Vested	(280,437)	18.21
Forfeited	(7,404)	16.99

Outstanding and nonvested at March 26, 2011	547,771	$16.99
Granted	222,848	16.06
Vested	(175,433)	17.60
Forfeited	(14,293)	15.67

Outstanding and nonvested at March 31, 2012	580,893	$16.48

The total fair value of shares vested during fiscal years 2012, 2011 and 2010 was $2.8 million, $4.3 million and $3.2 million, respectively.

Share-based compensation expense recognized and included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings and related tax benefits were as follows:

(In thousands)	2012	2011	2010
Stock options	$1,238	$929	$1,067
Restricted stock	3,810	4,443	3,560
Tax benefits	(1,928)	(2,081)	(1,792)

	$3,120	$3,291	$2,835

As of March 31, 2012, total unrecognized compensation cost related to non-vested share-based awards granted under the stock incentive plans was $0.2 million for stock options and $6.1 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 0.8 years for stock options and 2.5 years for restricted stock.

Spartan Stores recognized tax deductions of $3.5 million, $4.6 million and $3.3 million related to the exercise of stock options and the vesting of restricted stock during fiscal years 2012, 2011 and 2010, respectively.

Spartan Stores has a stock bonus plan covering 300,000 shares of Spartan Stores common stock. Under the provisions of this plan, certain officers and key associates of Spartan Stores may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 30% of the portion of the bonus they elect to receive in stock. Compensation expense is recorded based upon the market price of the stock as of the measurement date. A total of 82,647 shares remained unissued under the plan at March 31, 2012.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spartan Stores has an associate stock purchase plan covering 200,000 shares of Spartan Stores common stock. The plan provides that associates of Spartan Stores and its subsidiaries may purchase shares at 95% of the fair market value. 19,755 shares had been issued under the plan at March 31, 2012,.

Note 13

Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $3.6 million, $3.3 million and $4.6 million for fiscal years 2012, 2011 and 2010, respectively. Non-cash investing activities also include capital expenditures included in accounts payable of $3.3 million, $4.0 million and $2.3 million for fiscal years 2012, 2011 and 2010 respectively.

Note 14

Discontinued Operations

Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

The results of discontinued operations reported on the Consolidated Statements of Earnings are reported net of tax.

Discontinued operations did not have sales for fiscal years 2012, 2011 and 2010. Significant assets and liabilities of discontinued operations are as follows:

(In thousands)	March 31, 2012	March 26, 2011
Current assets	$1,589	$2,365
Property, net	4,001	5,001
Other long-term assets	1463	434
Current liabilities	268	1,490
Long-term liabilities	74	10

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

The Retail segment operates supermarkets in Michigan that typically offer dry grocery, produce, frozen, dairy, meat, beverages, floral, seafood, health and beauty care, delicatessen and bakery goods. Additionally, complementing these offerings, approximately 69% of the stores offer pharmacy services and 27 fuel centers were in operation as of March 31, 2012.

Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth information about Spartan Stores by reporting segment:

(In thousands)	Distribution	Retail	Total
Year Ended March 31, 2012
Net sales to external customers	$1,138,739	$1,495,487	$2,634,226
Inter-segment sales	660,400	—	660,400
Depreciation and amortization	8,444	28,350	36,794
Operating earnings	44,292	22,191	66,483
Capital expenditures	9,375	33,143	42,518
Year Ended March 26, 2011
Net sales to external customers	$1,089,689	$1,443,375	$2,533,064
Inter-segment sales	663,827	—	663,827
Depreciation and amortization	8,465	26,693	35,158
Operating earnings	47,987	19,979	67,966
Capital expenditures	8,800	24,229	33,029
Year Ended March 27, 2010
Net sales to external customers	$1,091,285	$1,460,671	$2,551,956
Inter-segment sales	687,423	—	687,423
Depreciation and amortization	8,598	26,042	34,640
Operating earnings	38,073	20,591	58,664
Capital expenditures	7,347	43,125	50,472

(In thousands)	2012	2011	2010
Total Assets at Year End
Distribution	$216,873	$261,028	$237,480
Retail	541,110	484,839	510,486
Discontinued operations	5,490	5,529	5,515

Total	$763,473	$751,396	$753,481

Spartan Stores offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The following table presents sales by type of similar product and services:

(Dollars in thousands)	2012		2011		2010
Non-perishables (1)	$1,293,147	49%	$1,297,719	51%	$1,367,298	53%
Perishables (2)	933,545	36	906,945	36	895,005	35
Fuel	219,903	8	123,262	5	95,937	4
Pharmacy	187,631	7	205,138	8	193,716	8

Consolidated net sales	$2,634,226	100%	$2,533,064	100%	$2,551,956	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

(In thousands, except per share data)	Full Year (53 weeks)	4th Quarter (13 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)
Fiscal 2012
Net sales	$2,634,226	$614,773	$797,242	$619,647	$602,564
Gross margin	556,110	135,086	162,950	132,737	125,337
Restructuring, asset impairment and other	(23)	114	(2)	(135)	—
Earnings from continuing operations before income taxes	51,556	16,369	7,752	16,611	10,824
Earnings from continuing operations	31,870	10,477	4,988	10,270	6,135
Discontinued operations, net of taxes	(112)	23	(11)	(18)	(106)
Net earnings	31,758	10,500	4,977	10,252	6,029
Earnings from continuing operations per share:
Basic	$1.40	$0.46	$0.22	$0.45	$0.27
Diluted	1.39	0.46	0.22	0.45	0.27
Net earnings per share:
Basic	$1.39	$0.46	$0.22	$0.45	$0.27
Diluted	1.39	0.46	0.22	0.45	0.26
Dividends	$5,926	$1,469	$1,487	$1,486	$1,484
Common stock price – High	21.37	19.24	19.21	21.37	19.81
Common stock price – Low	14.01	16.95	14.01	14.06	14.35

(In thousands, except per share data)	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)
Fiscal 2011
Net sales	$2,533,064	$571,471	$782,300	$602,056	$577,237
Gross margin	556,515	129,821	164,807	135,198	126,689
Restructuring, asset impairment and other	532	192	(2,425)	183	2,582
Earnings from continuing operations before income taxes	52,959	12,480	11,922	18,589	9,968
Earnings from continuing operations	32,539	7,649	7,470	11,345	6,075
Discontinued operations, net of taxes	(232)	124	(162)	(106)	(88)
Net earnings	32,307	7,773	7,308	11,239	5,987
Earnings from continuing operations per share:
Basic	$1.44	$0.34	$0.33	$0.50	$0.27
Diluted	1.43	0.34	0.33	0.50	0.26
Net earnings per share:
Basic	$1.43	$0.34	$0.32	$0.50	$0.27
Diluted	1.42	0.34	0.32	0.50	0.26
Dividends	$4,525	$1,131	$1,133	$1,131	$1,130
Common stock price – High	17.80	17.75	17.80	14.94	17.22
Common stock price – Low	12.76	13.95	13.21	12.76	13.45

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of Spartan Stores’ disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of March 31, 2012 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of Spartan Stores’ management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the Evaluation Date, Spartan Stores’ management, including the CEO and CFO, concluded that Spartan Stores’ disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

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

Management of Spartan Stores conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that Spartan Stores’ internal control over financial reporting was effective as of March 31, 2012.

The registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 as stated in their report on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Spartan Stores, Inc. and Subsidiaries

Grand Rapids, MI

We have audited the internal control over financial reporting of Spartan Stores, Inc. and subsidiaries (the "Company") as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2012 of the Company and our report dated May 22, 2012 expressed an unqualified opinion on those consolidated financial statements,

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan

May 22, 2012

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

The information required by this item is here incorporated by reference from the sections titled “The Board of Directors,” “Spartan Stores’ Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” and “Transactions with Related Persons” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2012.

Item 11.	Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the section titled “Ownership of Spartan Stores Stock” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2012.

The following table provides information about Spartan Stores’ equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2012.

EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	703,129	$18.43	1,045,585
Equity compensation plans not approved by security holders	—	Not applicable	—

Total	703,129	$18.43	1,045,585

(1)	Consists of the Spartan Stores, Inc. 1991 Stock Option Plan, the Spartan Stores, Inc. 2001 Stock Incentive Plan, the Spartan Stores, Inc. 2001 Stock Bonus Plan, and the Stock Incentive Plan of 2005. Stock options may no longer be issued under the 1991 Stock Option Plan. The numbers of shares reflected in column (c) in the table above with respect to the Stock Incentive Plan of 2005 (1,136,758 shares), the 2001 Stock Incentive Plan (45,061 shares) and the 2001 Stock Bonus Plan (114,224 shares) represent shares that may be issued other than upon the exercise of an option, warrant or right. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in Spartan Stores’ capitalization.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and the table captioned “Board of Directors Committee Membership” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2012.

Item 14.	Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated May 22, 2012

Consolidated Balance Sheets at March 31, 2012 and March 26, 2011

Consolidated Statements of Earnings for each of the three years in the period ended March 31, 2012

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended March 31, 2012

Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2012

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit Number	Document

2.1	Asset Purchase Agreement dated October 13, 2008 by and among VG’s Food Center, Inc. and VG’s Pharmacy, Inc. as Seller and Family Fare, LLC as Purchaser. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed October 15, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture by and between Spartan Stores, Inc. and The Bank of New York Trust Company, N.A. as Trustee dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.2	Registration Rights Agreement among Spartan Stores, Inc. and Banc of America Securities LLC and Bear, Stearns & Co., Inc., as representatives of the Initial Purchasers named therein dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.3	Form of 3.375% Convertible Senior Note due 2027. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

10.1	Purchase Agreement by and among Spartan Stores, Inc. and the Initial Purchasers named therein dated as of May 23, 2007. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.2	Loan and Security Agreement dated December 23, 2003, by and among Spartan Stores, Inc. and certain subsidiaries as borrowers, Congress Financial Corporation (Central) as agent, the lenders named therein as lenders, and joined in by certain subsidiaries of Spartan Stores, Inc. as guarantors. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.3	Amendment No. 2 to Loan and Security Agreement dated December 22, 2004, between Spartan Stores, Inc. and its subsidiaries and Congress Financial Corporation, Key Bank National Association, Fleet Capital Corporation, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 26, 2011. Here incorporated by reference.

10.4	Amendment No. 3 to Loan and Security Agreement dated December 9, 2005 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 26, 2011. Here incorporated by reference.

10.5	Amendment No. 4 to Loan and Security Agreement dated March 17, 2006 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 26, 2011. Here incorporated by reference.

Exhibit Number	Document

10.6	Amendment No. 5 to Loan and Security Agreement dated April 5, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank.

10.7	Amendment No. 6 to Loan and Security Agreement dated May 22, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.8	Amendment No. 7 to Loan and Security Agreement dated May 20, 2009 between Spartan Stores, Inc. and subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed May 22, 2009. Here incorporated by reference.

10.9	Amendment No. 8 to Loan and Security Agreement dated May 4, 2010 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on May 7, 2010. Here incorporated by reference.

10.10	Amendment No. 9 to Loan and Security Agreement dated September 30, 2010 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Key Bank National Association, Bank of America, N.A., PNC Bank N.A., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on October 5, 2010. Here incorporated by reference.

10.11	Amendment No. 10 to Loan and Security Agreement dated July 19, 2011 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Wells Fargo Bank, N.A., Key Bank National Association, Bank of America, N.A., PNC Bank N.A., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on July 20, 2011. Here incorporated by reference.

10.12	Letter Agreement between Spartan Stores, Inc. and Wachovia Capital Finance Corporation (Central) as Agent for the Lenders, dated August 17, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed August 17, 2007. Here incorporated by reference.

10.13*	Spartan Stores, Inc. Executive Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 12, 2010. Here incorporated by reference.

10.14*	Form of Long-Term Executive Incentive Plan Award for fiscal 2012. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended June 18, 2011. Here incorporated by reference.

10.15	Form of Amended and Restated Long-Term Executive Incentive Plan Award for fiscal 2011. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended June 18, 2011. Here incorporated by reference.

10.16*	Spartan Stores, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 27, 2010. Here incorporated by reference.

Exhibit Number	Document

10.17*	Determination of Compensation Committee pursuant to the Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on August 3, 2009. Here incorporated by reference.

10.18*	Spartan Stores, Inc. Supplemental Executive Retirement Plan, as amended. Previously filed as an as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 27, 2010. Here incorporated by reference.

10.19*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.20*	Spartan Stores, Inc. Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 19, 2010. Here incorporated by reference.

10.21*	Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

10.22*	Form of Restricted Stock Award to officers, dated May 17, 2011. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 18, 2011. Here incorporated by reference.

10.23*	Form of Restricted Stock Award to non-employee directors, dated May 17, 2011. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 18, 2011. Here incorporated by reference.

10.24	Form of Stock Option Award to executive officers. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

10.25	Form of Stock Option Award to non-employee directors. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

10.26*	Form of Executive Employment Agreement between Spartan Stores, Inc. and certain executive officers, as amended

10.27*	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers as previously amended

10.28*	Form of Amendment to Executive Severance Agreements. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on June 1, 2010. Here incorporated by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

Exhibit Number	Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spartan Stores, Inc. (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: May 22, 2012	By	/S/ DENNIS EIDSON
Dennis Eidson President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.

May 22, 2012	By	*
M. Shân Atkins Director

May 22, 2012	By	/S/ DENNIS EIDSON
Dennis Eidson President, Chief Executive Officer and Director (Principal Executive Officer)

May 22, 2012	By	*
Dr. Frank M. Gambino Director

May 22, 2012	By	*
Frederick S. Morganthall, II Director

May 22, 2012	By	*
Elizabeth A. Nickels Director

May 22, 2012	By	*
Timothy J. O’Donovan Director

May 22, 2012	By	*
Craig C. Sturken Chairman and Director

May 22, 2012	By	*
Wendy A. Beck Director

May 22, 2012	By	*
Yvonne R. Jackson Director

1

May 22, 2012	By	/S/ DAVID M. STAPLES
David M. Staples Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

May 22, 2012	*By	/S/ DENNIS EIDSON
Dennis Eidson Attorney-in-Fact

2

EXHIBIT INDEX

Exhibit Number	Document

2.1	Asset Purchase Agreement dated October 13, 2008 by and among VG’s Food Center, Inc. and VG’s Pharmacy, Inc. as Seller and Family Fare, LLC as Purchaser. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed October 15, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture by and between Spartan Stores, Inc. and The Bank of New York Trust Company, N.A. as Trustee dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.2	Registration Rights Agreement among Spartan Stores, Inc. and Banc of America Securities LLC and Bear, Stearns & Co., Inc., as representatives of the Initial Purchasers named therein dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.3	Form of 3.375% Convertible Senior Note due 2027. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

10.1	Purchase Agreement by and among Spartan Stores, Inc. and the Initial Purchasers named therein dated as of May 23, 2007. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.2	Loan and Security Agreement dated December 23, 2003, by and among Spartan Stores, Inc. and certain subsidiaries as borrowers, Congress Financial Corporation (Central) as agent, the lenders named therein as lenders, and joined in by certain subsidiaries of Spartan Stores, Inc. as guarantors. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.3	Amendment No. 2 to Loan and Security Agreement dated December 22, 2004, between Spartan Stores, Inc. and its subsidiaries and Congress Financial Corporation, Key Bank National Association, Fleet Capital Corporation, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 26, 2011. Here incorporated by reference.

10.4	Amendment No. 3 to Loan and Security Agreement dated December 9, 2005 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 26, 2011. Here incorporated by reference.

10.5	Amendment No. 4 to Loan and Security Agreement dated March 17, 2006 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 26, 2011. Here incorporated by reference.

Exhibit Number	Document

10.6	Amendment No. 5 to Loan and Security Agreement dated April 5, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank.

10.7	Amendment No. 6 to Loan and Security Agreement dated May 22, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.8	Amendment No. 7 to Loan and Security Agreement dated May 20, 2009 between Spartan Stores, Inc. and subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed May 22, 2009. Here incorporated by reference.

10.9	Amendment No. 8 to Loan and Security Agreement dated May 4, 2010 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on May 7, 2010. Here incorporated by reference.

10.10	Amendment No. 9 to Loan and Security Agreement dated September 30, 2010 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Key Bank National Association, Bank of America, N.A., PNC Bank N.A., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on October 5, 2010. Here incorporated by reference.

10.11	Amendment No. 10 to Loan and Security Agreement dated July 19, 2011 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Wells Fargo Bank, N.A., Key Bank National Association, Bank of America, N.A., PNC Bank N.A., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on July 20, 2011. Here incorporated by reference.

10.12	Letter Agreement between Spartan Stores, Inc. and Wachovia Capital Finance Corporation (Central) as Agent for the Lenders, dated August 17, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed August 17, 2007. Here incorporated by reference.

10.13*	Spartan Stores, Inc. Executive Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on August 12, 2010. Here incorporated by reference.

10.14*	Form of Long-Term Executive Incentive Plan Award for fiscal 2012. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended June 18, 2011. Here incorporated by reference.

10.15	Form of Amended and Restated Long-Term Executive Incentive Plan Award for fiscal 2011. Previously filed as an exhibit to Spartan Stores' Quarterly Report on Form 10-Q for the quarter ended June 18, 2011. Here incorporated by reference.

10.16*	Spartan Stores, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 27, 2010. Here incorporated by reference.

Exhibit Number	Document

10.17*	Determination of Compensation Committee pursuant to the Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on August 3, 2009. Here incorporated by reference.

10.18*	Spartan Stores, Inc. Supplemental Executive Retirement Plan, as amended. Previously filed as an as an exhibit to Spartan Stores' Annual Report on Form 10-K for the year ended March 27, 2010. Here incorporated by reference.

10.19*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.20*	Spartan Stores, Inc. Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 19, 2010. Here incorporated by reference.

10.21*	Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2007. Here incorporated by reference.

10.22*	Form of Restricted Stock Award to officers, dated May 17, 2011. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 18, 2011. Here incorporated by reference.

10.23*	Form of Restricted Stock Award to non-employee directors, dated May 17, 2011. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 18, 2011. Here incorporated by reference.

10.24	Form of Stock Option Award to executive officers. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

10.25	Form of Stock Option Award to non-employee directors. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

10.26*	Form of Executive Employment Agreement between Spartan Stores, Inc. and certain executive officers, as amended.

10.27*	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers, as amended.

10.28*	Form of Amendment to Executive Severance Agreements. Previously filed as an exhibit to Spartan Stores' Current Report on Form 8-K on June 1, 2010. Here incorporated by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

Exhibit Number	Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.