Form 10-Q
period 2012-06-23
SPARTAN STORES INC
filed 2012-08-02
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 23, 2012.

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

As of July 31, 2012 the registrant had 21,744,517 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, “Spartan Stores”). These forward-looking statements are identifiable by words such as “expects,” “anticipates,” “plans,” “believes,” or “estimates,” is “confident” that a particular occurrence or event “began,” “will,” “may,” “could,” “should” or “will likely” result or occur, or “appears” to have occurred, or will “continue” in the future, that a development is an “opportunity,” a “priority,” a “strategy,” or “initiative” or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment, restructuring cost provisions and fair value measurements are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2012 (in particular, you should refer to the discussion of “Risk Factors” in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and improve our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors or changing consumer behavior; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new relationships; realize growth opportunities; expand our customer base; reduce operating costs; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends and repurchase shares; and implement the other programs, initiatives, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports or presentations, our press releases and our public comments is not certain and will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

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

Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by changes in costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses or financial difficulties of customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, and the actions, contributions and financial condition of other employers who participate in multi-employer plans to which we contribute. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws and related interpretations. Our accounting estimates could change and the actual effects of changes in accounting principles could deviate from our estimates due to changes in facts, assumptions, or acceptable methods and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, and severe weather may adverse affect the availability of and our ability to operate our warehouses and other facilities, and may adversely affect consumer buying behavior, fuel costs, shipping and transportation costs, product cost inflation or deflation and its impact on LIFO expense. General economic conditions and unemployment, particularly in Michigan, government assistance programs, health care reform, or other circumstances beyond our control, may adversely consumer buying behavior. A combination of the aforementioned factors, coupled with a prolonged general economic recession, could result in goodwill and other long-lived asset impairment charges.

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

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 23, 2012	March 31, 2012
Assets

Current assets
Cash and cash equivalents	$6,093	$26,476
Accounts receivable, net	61,253	58,637
Inventories, net	132,435	99,778
Prepaid expenses	10,011	9,478
Other current assets	13,880	13,686
Deferred taxes on income	725	1,582
Property held for sale	1,708	—

Total current assets	226,105	209,637

Goodwill	240,037	240,194

Property and equipment, net	256,894	256,776

Other, net	61,310	56,866

Total assets	$784,346	$763,473

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$127,873	$107,703
Accrued payroll and benefits	32,146	39,366
Accrued Income Taxes	—	12,352
Other accrued expenses	19,350	17,611
Current portion of restructuring costs	3,340	3,472
Current maturities of long-term debt and capital lease obligations	4,328	4,449

Total current liabilities	187,037	184,953

Long-term liabilities
Deferred taxes on income	86,813	83,807
Postretirement benefits	13,590	13,618
Other long-term liabilities	15,627	16,292
Restructuring costs	7,315	7,630
Long-term debt and capital lease obligations	156,397	133,565

Total long-term liabilities	279,742	254,912

Commitments and contingencies (Note 5)

Shareholders’ equity
Common stock, voting, no par value; 50,000 shares authorized; 21,774 and 22,215 shares outstanding	144,770	155,134
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(13,793)	(13,793)
Retained earnings	186,590	182,267

Total shareholders’ equity	317,567	323,608

Total liabilities and shareholders’ equity	$784,346	$763,473

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	12 Weeks Ended
	June 23, 2012		June 18, 2011

Net sales	$603,912		$602,564
Cost of sales	482,192		477,227

Gross margin	121,720		125,337

Operating expenses
Selling, general and administrative	110,007		111,341

Total operating expenses	110,007		111,341

Operating earnings	11,713		13,996

Other income and expenses
Interest expense	3,156		3,242
Other, net	(48)		(70)

Total other income and expenses	3,108		3,172

Earnings before income taxes and discontinued operations	8,605		10,824
Income taxes	2,529		4,689

Earnings from continuing operations	6,076		6,135

Loss from discontinued operations, net of taxes	(73)		(106)

Net earnings	$6,003		$6,029

Basic earnings per share:
Earnings from continuing operations	$0.28		$0.27
Loss from discontinued operations	(0.01	)*	—

Net earnings	$0.27		$0.27

Diluted earnings per share:
Earnings from continuing operations	$0.28		$0.27
Loss from discontinued operations	(0.01	)*	(0.01)

Net earnings	$0.27		$0.26

Weighted average shares outstanding:
Basic	21,853		22,691
Diluted	21,939		22,777

See accompanying notes to condensed consolidated financial statements.

*	Includes Rounding

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended
	June 23, 2012	June 18, 2011

Net earnings	$6,003	$6,029

Other comprehensive income / (loss), before tax
Change in fair value of interest rate swap	—	(111)

Total other comprehensive income / (loss), before tax	—	(111)

Income tax related to items of other comprehensive income	—	43

Comprehensive Income	$6,003	$5,961

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance – March 31, 2012	22,215	$155,134	$(13,793)	$182,267	$323,608

Comprehensive income/loss, net of tax:
Net earnings	—	—	—	6,003	6,003
Dividends – $.08 per share	—	—	—	(1,680)	(1,680)
Share repurchase	(604)	(10,855)	—	—	(10,855)
Stock-based employee compensation	—	1,366	—	—	1,366
Issuances of common stock and related tax benefit on stock option exercises	6	85	—	—	85
Issuances of restricted stock and related income tax benefits	225	35	—	—	35
Cancellations of restricted stock	(68)	(995)	—	—	(995)

Balance – June 23, 2012	21,774	$144,770	$(13,793)	$186,590	$317,567

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	12 Weeks Ended
	June 23, 2012	June 18, 2011
Cash flows from operating activities
Net earnings	$6,003	$6,029
Loss from discontinued operations	73	106

Earnings from continuing operations	6,076	6,135
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash convertible debt interest	890	823
Depreciation and amortization	9,015	8,359
LIFO expense	790	658
Postretirement benefits (income)/expense	(52)	301
Deferred taxes on income	3,862	4,576
Stock-based compensation expense	1,366	1,721
Excess tax benefit on stock compensation	(199)	(84)
Other	24	18
Change in operating assets and liabilities:
Accounts receivable	(2,663)	(5,953)
Inventories	(33,447)	(29,320)
Prepaid expenses and other assets	(4,792)	(2,792)
Accounts payable	20,009	31,377
Accrued payroll and benefits	(8,069)	(8,248)
Postretirement benefits payments	(122)	(79)
Other accrued expenses and other liabilities	(11,876)	(770)

Net cash (used in) / provided by operating activities	(19,188)	6,722

Cash flows from investing activities
Purchases of property and equipment	(6,544)	(9,668)
Net proceeds from the sale of assets	—	23
Other	(52)	(739)

Net cash (used in) investing activities	(6,596)	(10,384)

Cash flows from financing activities
Proceeds from revolving credit facility	63,283	333
Payments on revolving credit facility	(43,393)	(333)
Share Repurchase	(10,855)	—
Repayment of other long-term borrowings	(893)	(1,015)
Financing Fees Paid	(1,260)	—
Excess tax benefit on stock compensation	199	84
Proceeds from exercise of stock options	64	164
Dividends paid	(1,680)	(1,484)

Net cash provided by / (used in) in financing activities	5,465	(2,251)

Cash flows from discontinued operations
Net cash (used in) operating activities	(64)	(198)

Net cash (used in) discontinued operations	(64)	(198)

Net decrease in cash and cash equivalents	(20,383)	(6,111)
Cash and cash equivalents at beginning of period	26,476	43,824

Cash and cash equivalents at end of period	$6,093	$37,713

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of June 23, 2012, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2

Restructuring, Asset Impairment and Other

The following table provides the activity of restructuring costs for the 12 weeks ended June 23, 2012. Restructuring costs recorded in the Consolidated Balance Sheets are included in “Current portion of restructuring costs” in Current liabilities and “Restructuring costs” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)

Balance at March 31, 2012	$11,102
Changes in estimates	(158)
Payments, net of interest accretion	(289)

Balance at June 23, 2012	$10,655

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 3

Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At June 23, 2012 and March 31, 2012 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	June 23, 2012	March 31, 2012

Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$4,328	$4,449
Long-term debt and capital lease obligations	156,397	133,565
Equity component of convertible debt	7,994	8,884

Total book value of debt instruments	168,719	146,898
Fair value of debt instruments	167,810	144,374

Excess of book value over fair value	$909	$2,524

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (level 2 valuation techniques).

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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap was considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores’ senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores has agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% on a notional amount of $45 million. The interest rate swap agreement was to expire concurrently with its senior secured revolving credit facility on December 24, 2012. However, the swap agreement was terminated in the third quarter of fiscal 2012.

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

The following table provides a summary of the financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for the first quarter ended June 23, 2012 and June 18, 2011:

(In thousands)
	Location in Consolidated Financial Statements	12 Weeks Ended June 23, 2012	12 Weeks Ended June 18, 2011
Loss, net of taxes, recognized in other comprehensive income	Accumulated Other Comprehensive Loss	$—	$68

Pre-tax loss reclassified from accumulated other comprehensive loss	Interest expense	—	141

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

On September 15, 2011 Spartan Stores agreed to extend the terms of its existing contract with General Teamsters Union Local 406 until October 8, 2012 and to continue contributions to the Central States Fund under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan. This schedule requires an increase in employer contributions of 6% over the previous year’s contribution.

Note 6

Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the first quarter ended June 23, 2012 and June 18, 2011:

(In thousands)
12 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	June 23, 2012	June 18, 2011	June 23, 2012	June 18, 2011	June 23, 2012	June 18, 2011
Service cost	$—	$—	$—	$—	$45	$44
Interest cost	597	668	10	12	93	98
Expected return on plan assets	(1,038)	(942)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(13)	(12)
Recognized actuarial net loss	295	382	7	9	32	30

Net periodic benefit cost (benefit)	$(146)	$108	$17	$21	$157	$160

As of June 23, 2012, no contributions have been made. Spartan Stores will assess the prudence of making voluntary contributions to the plan during the third quarter of fiscal 2013. Contribution payments of approximately $1.0 million are required to be made in fiscal 2013 to meet the minimum pension funding requirements.

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

As previously stated in Note 5, Spartan Stores contributes to the Central States, Southeast and Southwest Areas Pension Fund (“Fund”) (EIN 7456500) at a pro rata fraction of 1% of total contributions. Spartan Store’s employer contributions during the last plan year totaled $8.2 million, which Fund administrators represent as less than 5% of total employer contributions to the Fund.

Note 7

Taxes on Income

The effective tax rate is 29.4% and 43.3% for the first quarter and prior year first quarter, respectively. The difference from the statutory rate is the result of changes to the state of Michigan tax laws. The first quarter of fiscal 2013 includes a $0.6 million net after-tax benefit and the first quarter of fiscal 2012 includes a net after-tax charge of $0.5 million. Excluding these items the effective tax rate was 37.5% and 38.5% for fiscal 2013 and fiscal 2012 respectively.

Note 8

Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.8 million ($0.04 per diluted share) and $0.7 million ($0.03 per diluted share) in the first quarter of fiscal 2013 and 2012, respectively, as a component of Operating expenses and Income taxes in the Consolidated Statements of Earnings.

The following table summarizes activity in the share-based compensation plans for the first quarter ended June 23, 2012:

	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value

Outstanding at March 31, 2012	703,129	$18.43	580,893	$16.48
Granted	—	—	213,900	17.79
Exercised/Vested	(5,500)	8.07	(216,610)	17.48
Cancelled/Forfeited	(7,425)	9.18	(11,817)	16.56

Outstanding at June 23, 2012	690,204	$18.62	566,366	$16.59

Vested and expected to vest in the future at June 23, 2012	688,741	$18.63

Exercisable at June 23, 2012	654,966	$18.87

There were no stock options granted during the first quarter ended June 23, 2012 and June 18, 2011.

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

As of June 23, 2012, total unrecognized compensation cost related to nonvested share-based awards granted under our stock incentive plans was $0.1 million for stock options and $8.5 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 0.8 years for stock options and 2.8 years for restricted stock.

Note 9

Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

Note 10

Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $3.8 million and $3.6 million for the first quarters ended June 23, 2012 and June 18, 2011, respectively. Non-cash investing activities include capital expenditures recorded in current liabilities of $4.0 million and $2.4 million for the first quarters ended June 23, 2012 and June 18, 2011, respectively.

Note 11

Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)
	Distribution	Retail	Total
12 Weeks Ended June 23, 2012
Net sales	$258,348	$345,564	$603,912
Inter-segment sales	149,624	—	149,624
Depreciation and amortization	1,959	6,711	8,670
Operating earnings	7,822	3,891	11,713
Capital expenditures	1,430	5,114	6,544

12 Weeks Ended June 18, 2011
Net sales	$257,129	$345,435	$602,564
Inter-segment sales	150,437	—	150,437
Depreciation and amortization	1,913	6,454	8,367
Operating earnings	7,402	6,594	13,996
Capital expenditures	1,906	7,762	9,668

	June 23, 2012	March 31, 2012
Total assets
Distribution	$273,877	$216,873
Retail	505,027	541,110
Discontinued operations	5,442	5,490

Total	$784,346	$763,473

The following table presents sales by type of similar product and services:

	12 Weeks Ended
(Dollars in thousands)	June 23, 2012		June 18, 2011

Non-perishables (1)	$292,697	49%	$292,977	49%
Perishables (2)	219,656	36	218,205	36
Pharmacy	49,761	8	49,710	8
Fuel	41,799	7	41,672	7

Consolidated net sales	$603,912	100%	$602,564	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 12

Company-Owned Life Insurance

During the first quarter of fiscal 2011 the Company purchased variable universal life insurance policies on certain key associates. The company-owned policies have annual premium payments of $0.8 million which were recorded in the first and fourth quarter of fiscal 2012. The net cash surrender value of approximately $2.4 million at June 23, 2012, is recorded on the balance sheet in Other Assets. These policies have an aggregate amount of life insurance coverage of approximately $15 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

We operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 375 independently owned grocery locations and our 97 corporate owned stores. Our Retail segment operates 97 retail supermarkets in Michigan under the banners D&W Fresh Markets, Family Fare Supermarkets, Glen’s Markets, VG’s Food and Pharmacy and Valu Land. In addition our retail segment operates 29 fuel centers/convenience stores, generally adjacent to our supermarket locations. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

Our sales and operating performance vary with seasonality. Our first and fourth quarters are typically our lowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected by the timing of the Easter holiday, which results in a strong sales period. Many northern Michigan stores are dependent on tourism, which is affected by the economic environment and seasonal weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. Typically all quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. However, fiscal year 2012 included a 53rd week in the fourth quarter.

Results of Operations

The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)
	Percentage of Net Sales		Percentage Change
	June 23, 2012	June 18, 2011	Fiscal 2013 / Fiscal 2012

Net sales	100.0	100.0	0.2
Gross margin	20.2	20.8	(2.9)
Selling, general and administrative expenses	18.2	18.5	(1.6)

Operating earnings	1.9	2.3	(16.3)

Other income and expenses	0.5	0.5	(2.0)

Earnings before income taxes and discontinued operations	1.4	1.8	(20.5)
Income taxes	0.4	0.8	(46.1)

Earnings from continuing operations	1.0	1.0	(1.0)
Earnings from discontinued operations, net of taxes	0.0	0.0	*

Net earnings	1.0	1.0	(0.4)

*	Percentage change is not meaningful

Net Sales – Net sales for the quarter ended June 23, 2012 (“first quarter”) increased $1.3 million, or 0.2%, from $602.6 million in the quarter ended June 18, 2011 (“prior year first quarter”) to $603.9 million.

Net sales for the first quarter in our Retail segment increased $0.2 million, or 0.04%, from $345.4 million in the prior year first quarter to $345.6 million. The first quarter increase was primarily due to an increase in fuel center sales of $0.7 million and comparable store sales, excluding fuel, increase of 0.1% partially offset by non-comparable store sales.

The comparable store sales increase of 0.1% was due to the company’s capital plan and the YES Rewards promotional campaign, as well as, a favorable calendar shift as an additional week of stronger summer season sales replaces a weaker spring sales week. We define a retail store as comparable when it is in operation for 14 periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

Net sales for the first quarter in our Distribution segment increased $1.2 million, or 0.5%, from $257.1 million in the prior year first quarter to $258.3 million. The first quarter increase was primarily due to new distribution customer business and pharmacy sales growth partially offset by lower sales to existing independent customers.

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

Gross margin for the first quarter decreased $3.6 million, or 2.9%, from $125.3 million in the prior year first quarter to $121.7 million. As a percent of net sales, gross margin for the first quarter decreased to 20.2% from 20.8%. The decrease in gross margin rate was due to a lower margin in both business segments due to reduced inflation-driven inventory gains, the launch of the Company’s “Yes Is More” promotional campaign in the retail segment and market conditions in certain fresh departments, as well as, grand opening promotional expenses.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the first quarter decreased $1.3 million, or 1.2%, from $111.3 million in the prior year first quarter to $110.0 million. As a percent of net sales, SG&A expenses were 18.2% for the first quarter compared to 18.5% in the prior year first quarter.

The net decrease in first quarter SG&A expenses was primarily due to the following:

•	Decreased incentive compensation expense of $1.0 million.

•	Decreases in store labor of $0.3 million.

•	Decreases in occupancy costs of $0.3 million.

•	Decreases in warehousing costs of 0.4 million

•	Increased depreciation and amortization of $0.3 million.

•	Increase in supplies and marketing expenses of 0.7 million.

•	Decreases in various other expenses due to continuing focus on containing costs.

Restructuring, Asset Impairment and Other – There were no first quarter charges in either year relating to Restructuring, Asset Impairment and Other.

Interest Expense – Interest expense was comparable to the prior year first quarter at $3.2 million.

Income Taxes – The effective tax rate is 29.4% and 43.3% for the first quarter and prior year first quarter, respectively. The difference from the statutory rate is the result of changes to the State of Michigan’s tax laws. The first quarter of fiscal 2013 includes a $0.6 million net after-tax benefit and the first quarter of fiscal 2012 includes a net after-tax charge of $0.5 million. Excluding these items the effective tax rate was 37.5% and 38.5% for fiscal 2013 and fiscal 2012 respectively.

Adjusted EBITDA

Consolidated Adjusted EBITDA is a non-GAAP operating financial measure that we define as net earnings from continuing operations plus depreciation and amortization, and other non-cash items including imputed interest, deferred (stock) compensation, the LIFO provision, as well as adjustments for unusual items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations, interest expense and the provision for income taxes.

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

Following is a reconciliation of net earnings to Adjusted EBITDA for quarters ended June 23, 2012 and June 18, 2011.

	Year-to-Date
(In thousands)	June 23, 2012	June 18, 2011
Net earnings	$6,003	$6,029
Add:
Discontinued operations	73	106
Income taxes	2,529	4,689
Interest expense	3,156	3,242
Non-operating expense	(48)	(70)

Operating earnings	11,713	13,996
Add (Subtract):
Depreciation and amortization	8,670	8,367
LIFO (income) expense	790	658
Non-cash stock compensation and other	1,469	1,550

Adjusted EBITDA	$22,642	$24,571

Reconciliation of operating earnings to adjusted EBITDA by segment:

Retail:
Operating earnings	$3,891	$6,594
Add (Subtract):
Depreciation and amortization	6,711	6,454
LIFO expense	424	438
Non-cash stock compensation and other	770	772

Adjusted EBITDA	$11,796	$14,258

Distribution:
Operating earnings	$7,822	$7,402
Add (Subtract):
Depreciation and amortization	1,959	1,913
LIFO (income) expense	366	220
Non-cash stock compensation and other	699	778

Adjusted EBITDA	$10,846	$10,313

Discontinued Operations

Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the first quarter and prior year first quarter:

(In thousands)	June 23, 2012	June 18, 2011
Net cash (used in) / provided by operating activities	$(19,188)	$6,722
Net cash (used in) investing activities	(6,596)	(10,384)
Net cash provided by / (used in) financing activities	5,465	(2,251)
Net cash (used in) discontinued operations	(64)	(198)

Net decrease in cash and cash equivalents	(20,383)	(6,111)
Cash and cash equivalents at beginning of year	26,476	43,824

Cash and cash equivalents at end of period	$6,093	$37,713

Net cash used in/provided by operating activities decreased from the prior year first quarter period primarily due to the timing of seasonal working capital requirements given the current fiscal years quarter end is one week closer to the 4th of July holiday, $9.8 million tax payment related to the previously mentioned tax law change and $5.0 million in advanced payments to customers under new supply agreements in the quarter. The $9.8 million in tax payments is related to the timing of tax basis income recognition and will reverse over the reminder of fiscal 2013.

Net cash used in investing activities decreased during the first quarter primarily due to capital expenditures which decreased $3.1 million to $6.5 million as a result of timing of payments. Of this amount, our Retail and Distribution segments utilized 78.1% and 21.9%, respectively. Expenditures during the current fiscal year were primarily related to one new store, one store relocation and two store remodels. We expect capital and real estate development expenditures to range from $42.0 million to $44.0 million for fiscal 2013.

Net cash provided by/used in financing activities includes cash paid and received related to our long-term borrowings, dividends paid, tax benefits of stock compensation, stock repurchases and proceeds from the issuance of common stock. Net payments on long-term borrowings were $0.9 million in the first quarter each year. The company repurchased approximately 604,000 shares of its common stock in the first quarter of Fiscal 2013 for a total expenditure of $10.9 million. Cash dividends of $1.7 million were paid in the first quarter versus $1.5 million in the prior year. This increase was due to a 23% increase in dividends from $0.065 per share to $0.08 per share that was approved by the Board of Directors and announced on May 15, 2012. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at June 23, 2012 are $4.3 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations includes the net cash flows of our discontinued operations and consists primarily of the payment of store asset impairment costs, insurance run-off claims and other liabilities offset by the proceeds from the sale of assets and sublease income.

Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2017, and is secured by substantially all of our assets. As of June 23, 2012, our senior secured revolving credit facility had outstanding borrowings of $19.9 million and additional available borrowings of $158.3 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores’ business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

On January 9, 2012 Spartan Stores announced the early termination of its interest rate swap agreement. The Company repaid the balance on its credit facility and swap termination fee from available cash.

Our current ratio increased to 1.20:1.00 at June 23, 2012 from 1.13:1.00 at March 31, 2012 and our investment in working capital increased to $37.4 million at June 23, 2012 from $24.7 million at March 31, 2012 principally due to seasonality.

Our total net long-term debt (including current maturities and capital lease obligations net of cash and cash equivalents) to total capital ratio at June 23, 2012 was 0.33:1.00 versus 0.26:1.00 at March 31, 2012 and our debt to capital ratio for the same periods was 0.34:1.00 and 0.30:1.00, respectively. Total net long-term debt is a non-GAAP financial measure that is defined as long-term debt and capital lease obligations plus current maturities of long-term debt and capital lease obligations less cash and cash equivalents. The Company believes investors find the information useful because it reflects the amount of long term debt obligations that are not covered by available cash and temporary investments.

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of June 23, 2012 and March 31, 2012.

(In thousands)	June 23, 2012	March 31, 2012

Current maturities of long-term debt and capital lease obligations	$4,328	$4,449
Long-term debt and capital lease obligations	156,397	133,565

Total Debt	160,725	138,014
Cash and cash equivalents	(6,093)	(26,476)

Total net long-term debt	$154,632	$111,538

For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. At June 23, 2012, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

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

The following table shows the indebtedness and other liabilities of our subsidiaries as of June 23, 2012:

Spartan Stores Subsidiaries Only

(In thousands)

June 23, 2012
Current Liabilities
Accounts payable	$127,503
Accrued payroll and benefits	29,657
Other accrued expenses	18,149
Current portion of restructuring costs	3,340
Current maturities of long-term debt and capital lease obligations	4,328

Total current liabilities	182,977

Long-term Liabilities
Postretirement benefits	12,682
Other long-term liabilities	14,007
Restructuring costs	7,315
Long-term debt and capital lease obligations	46,761

Total long-term liabilities	80,765

Total Subsidiary Liabilities	263,742
Operating Leases	120,230

Total Subsidiary Liabilities and Operating Leases	$383,972

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges was 2.49:1.00 and 2.88:1.00 for the first quarter and prior year first quarter, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

We had letters of credit totaling $0.6 million outstanding and unused at June 23, 2012. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, restructuring and asset impairment costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in market risk of Spartan Stores from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk”, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 4.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of Spartan Stores’ disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of June 23, 2012 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of Spartan Stores’ management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Spartan Stores’ management, including the CEO and CFO, concluded that Spartan Stores’ disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores’ internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of its own common stock during the first quarter. On May 17, 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of the Company’s common stock. The Company repurchased 604,408 shares of common stock under this program during the quarter ended June 23, 2012. All transactions reported below are with associates under stock compensation plans. These may include: (1) shares of Spartan Stores, Inc. common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Spartan Stores, Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs or Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (In thousands)

April 1 – April 28, 2012

Employee Transactions	—	$—
Repurchase Program (1)	412,900	$17.94	412,900	$30,228

April 29 – May 26, 2012

Employee Transactions	55,814	$17.83
Repurchase Program (1)	141,508	$18.04	141,508	$27,675

May 27 – June 23, 2012

Employee Transactions	—	$—
Repurchase Program (1)	50,000	$17.61	50,000	$26.794

Total for First Quarter ended June 23, 2012	660,222	$17.93	604,408	$26,794

(1)	On May 17, 2011 the Board of Directors authorized a stock repurchase plan of up to $50 million. The plan expires on May 18, 2016.

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

10.1	Amendment No. 11 to Loan and Security Agreement dated June 8, 2012 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Bank of America, N.A., PNC Bank National Association, Fifth Third Bank and US Bank National Association. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed June 13, 2012. Here incorporated by reference.

10.2	Form of restricted stock award to executive officers.

10.3	Form of restricted stock award to non-executive Directors.

10.4	Form of fiscal 2013 Incentive Award under the Spartan Stores, Inc. Executive Cash Incentive Plan of 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: August 2, 2012	By
David M. Staples
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

10.1	Amendment No. 11 to Loan and Security Agreement dated June 8, 2012 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Bank of America, N.A., PNC Bank National Association, Fifth Third Bank and US Bank National Association. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed June 13, 2012. Here incorporated by reference.

10.2	Form of restricted stock award to executive officers.

10.3	Form of restricted stock award to non-executive Directors.

10.4	Form of fiscal 2013 Incentive Award under the Spartan Stores, Inc. Executive Cash Incentive Plan of 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.