Form 10-Q/A
period 2012-06-23
SPARTAN STORES INC
filed 2012-08-03
CIK 877422

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed for the purpose of including the conformed signatures of the Registrant’s officers on the signature page to this report and the Certifications appearing immediately thereafter, which signatures were inadvertently omitted from the original electronic filing. The content of the Registrant’s Form 10-Q as filed on August 2, 2012 is otherwise unchanged.

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

SPARTAN STORES, INC. (Registrant)

Date: August 2, 2012	By	/s/ David M. Staples
David M. Staples
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

10.1	Amendment No. 11 to Loan and Security Agreement dated June 8, 2012 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Bank of America, N.A., PNC Bank National Association, Fifth Third Bank and US Bank National Association. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed June 13, 2012. Here incorporated by reference.

10.2	Form of restricted stock award to executive officers.

10.3	Form of restricted stock award to non-executive Directors.

10.4	Form of fiscal 2013 Incentive Award under the Spartan Stores, Inc. Executive Cash Incentive Plan of 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.