Form 10-Q
period 2012-09-15
SPARTAN STORES INC
filed 2012-10-25
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 15, 2012.

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

As of October 22, 2012 the registrant had 21,754,626 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, “Spartan Stores”). These forward-looking statements are identifiable by words such as “expects,” “anticipates,” “plans,” “believes,” “estimates,” “guidance,” or “outlook” is “confident” that a particular occurrence or event “began,” “will,” “may,” “could,” “should” or “will likely” result or occur, or “appears” to have occurred, or will “continue” in the future, that a development is an “opportunity,” a “priority,” a “strategy,” or “initiative” or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment, restructuring cost provisions and fair value measurements are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2012 (in particular, you should refer to the discussion of “Risk Factors” in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and improve our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors, the weak economic environment or changing consumer behavior; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain and improve customer and supplier relationships; realize expected benefits of new customer relationships or capital investments, new retail banner, loyalty program, warehouse consolidation, and store openings; realize growth opportunities; expand our customer base; reduce operating costs; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends and repurchase shares; and implement the other programs, initiatives, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports or presentations, our press releases and our public comments is not certain and will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

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

Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by changes in costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses or financial difficulties of customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, the actions, contributions and financial condition of other employers who participate in multi-employer plans to which we contribute and the funding levels of these plans. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws and related interpretations. Our accounting estimates could change and the actual effects of changes in accounting principles could deviate from our estimates due to changes in facts, assumptions, or acceptable methods and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, and severe weather may adverse affect the availability of and our ability to operate our warehouses and other facilities, and may adversely affect consumer buying behavior, fuel costs, shipping and transportation costs, product cost inflation or deflation and its impact on LIFO expense. General economic conditions and unemployment, particularly in Michigan, government assistance programs, health care reform, or other circumstances beyond our control, may adversely consumer buying behavior. A combination of the aforementioned factors, coupled with prolonged general economic weakness, could result in goodwill and other long-lived asset impairment charges.

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

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 15, 2012	March 31, 2012
Assets

Current assets
Cash and cash equivalents	$7,491	$26,476
Accounts receivable, net	59,719	58,637
Inventories, net	136,032	99,778
Prepaid expenses	10,606	9,478
Other current assets	10,896	13,686
Deferred taxes on income	—	1,582
Property held for sale	710	—

Total current assets	225,454	209,637

Goodwill	239,834	240,194

Property and equipment, net	261,552	256,776

Other, net	57,173	56,866

Total assets	$784,013	$763,473

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$128,803	$107,703
Accrued payroll and benefits	30,089	39,366
Accrued income taxes	—	12,352
Other accrued expenses	17,611	17,611
Current portion of restructuring costs	3,271	3,472
Current maturities of long-term debt and capital lease obligations	4,185	4,449

Total current liabilities	183,959	184,953

Long-term liabilities
Deferred taxes on income	87,805	83,807
Postretirement benefits	13,521	13,618
Other long-term liabilities	14,975	16,292
Restructuring costs	6,313	7,630
Long-term debt and capital lease obligations	150,789	133,565

Total long-term liabilities	273,403	254,912

Commitments and contingencies (Note 5)

Shareholders’ equity
Common stock, voting, no par value; 50,000 shares authorized; 21,754 and 22,215 shares outstanding	145,289	155,134
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(13,793)	(13,793)
Retained earnings	195,155	182,267

Total shareholders’ equity	326,651	323,608

Total liabilities and shareholders’ equity	$784,013	$763,473

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	September 15, 2012	September 10, 2011	September 15, 2012		September 10, 2011
Net sales	$621,559	$619,647	$1,225,471		$1,222,211
Cost of sales	491,333	486,910	973,525		964,137

Gross margin	130,226	132,737	251,946		258,074

Operating expenses
Selling, general and administrative	110,922	112,891	220,929		224,232
Restructuring, asset impairment and other	356	(135)	356		(135)

Total operating expenses	111,278	112,756	221,285		224,097

Operating earnings	18,948	19,981	30,661		33,977

Other income and expenses
Interest expense	3,071	3,412	6,227		6,654
Other, net	(681)	(42)	(729)		(112)

Total other income and expenses	2,390	3,370	5,498		6,542

Earnings before income taxes and discontinued operations	16,558	16,611	25,163		27,435
Income taxes	6,203	6,341	8,732		11,030

Earnings from continuing operations	10,355	10,270	16,431		16,405

Loss from discontinued operations, net of taxes	(50)	(18)	(123)		(124)

Net earnings	$10,305	$10,252	$16,308		$16,281

Basic earnings per share:
Earnings from continuing operations	$0.48	$0.45	$0.75		$0.72
Loss from discontinued operations	(0.01)*	—	—	*	(0.01)

Net earnings	$0.47	$0.45	$0.75		$0.71

Diluted earnings per share:
Earnings from continuing operations	$0.47	$0.45	$0.75		$0.72
Loss from discontinued operations	—	—	—	*	(0.01)

Net earnings	$0.47	$0.45	$0.75		$0.71

Weighted average shares outstanding:
Basic	21,747	22,862	21,800		22,777
Diluted	21,824	22,962	21,880		22,872

See accompanying notes to condensed consolidated financial statements.

*	Includes Rounding

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	September 15, 2012	September 10, 2011	September 15, 2012	September 10, 2011
Net earnings	$10,305	$10,252	$16,308	$16,281

Other comprehensive income, before tax
Change in fair value of interest rate swap	—	169	—	58

Total other comprehensive income, before tax	—	169	—	58

Income tax related to items of other comprehensive income	—	(66)	—	(23)
Comprehensive Income	$10,305	$10,355	$16,308	$16,316

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance – March 31, 2012	22,215	$155,134	$(13,793)	$182,267	$323,608

Comprehensive income/loss, net of tax:
Net earnings	—	—	—	16,308	16,308
Dividends - $0.16 per share	—	—	—	(3,420)	(3,420)
Share repurchase	(634)	(11,381)	—	—	(11,381)
Stock-based employee compensation	—	2,282	—	—	2,282
Issuances of common stock and related tax benefit on stock option exercises	17	215	—	—	215
Issuances of restricted stock and related income tax benefits	225	35	—	—	35
Cancellations of restricted stock	(69)	(996)	—	—	(996)

Balance – September 15, 2012	21,754	$145,289	$(13,793)	$195,155	$326,651

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	24 Weeks Ended
	September 15, 2012	September 10, 2011
Cash flows from operating activities
Net earnings	$16,308	$16,281
Loss from discontinued operations	123	124

Earnings from continuing operations	16,431	16,405
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other	356	(135)
Non-cash convertible debt interest	1,794	1,658
Depreciation and amortization	17,564	16,764
LIFO expense	1,380	1,527
Postretirement benefits expense	348	463
Deferred taxes on income	6,443	11,771
Stock-based compensation expense	2,282	2,680
Excess tax benefit on stock compensation	(240)	(92)
Other	(632)	67
Change in operating assets and liabilities:
Accounts receivable	(1,188)	(3,672)
Inventories	(37,634)	(19,000)
Prepaid expenses	(4,124)	(3,532)
Other assets	2,790	132
Accounts payable	21,573	30,129
Accrued payroll and benefits	(10,210)	(6,268)
Postretirement benefits payments	(508)	(187)
Accrued income taxes	(9,763)	—
Other accrued expenses and other liabilities	(5,767)	(6,247)

Net cash provided by operating activities	895	42,463

Cash flows from investing activities
Purchases of property and equipment	(21,006)	(20,883)
Net proceeds from the sale of assets	2,376	23
Other	276	(579)

Net cash (used in) investing activities	(18,354)	(21,439)

Cash flows from financing activities
Proceeds from revolving credit facility	181,975	324
Payments on revolving credit facility	(167,817)	(196)
Share repurchase	(11,381)	—
Repayment of other long-term borrowings	(1,815)	(1,949)
Financing fees paid	(1,260)	—
Excess tax benefit on stock compensation	240	92
Proceeds from exercise of stock options	177	750
Dividends paid	(1,680)	(1,483)

Net cash (used in) financing activities	(1,561)	(2,462)

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	35	(306)

Net cash provided by (used in) discontinued operations	35	(306)

Net (decrease) increase in cash and cash equivalents	(18,985)	18,256
Cash and cash equivalents at beginning of period	26,476	43,824

Cash and cash equivalents at end of period	$7,491	$62,080

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of September 15, 2012, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2

Restructuring, Asset Impairment and Other

Restructuring, asset impairment and other included in the Condensed Consolidated Statements of Earnings consisted of the following:

(In thousands)	Distribution	Retail	Total
24 Weeks Ended September 15, 2012
Restructuring, asset impairment and other	$—	$356	$356

	Distribution	Retail	Total
24 Weeks Ended September 10, 2011
Restructuring, asset impairment and other	$(37)	$(98)	$(135)

The following table provides the activity of restructuring costs for the 24 weeks ended September 15, 2012. Restructuring costs recorded in the Consolidated Balance Sheets are included in “Current portion of restructuring costs” in Current liabilities and “Restructuring costs” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
Balance at March 31, 2012	$11,102
Changes in estimates	(435	)(a)
Payments, net of interest accretion	(1,083)

Balance at September 15, 2012	$9,584

(a)	Goodwill was reduced by $0.4 million in year-to-date fiscal 2013 as a result of these changes in estimates as the initial charges for certain stores were established in the purchase price allocations for previous acquisitions.

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 3

Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At September 15, 2012 and March 31, 2012 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	September 15, 2012	March 31, 2012
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$4,185	$4,449
Long-term debt and capital lease obligations	150,789	133,565
Equity component of convertible debt	7,091	8,884

Total book value of debt instruments	162,065	146,898
Fair value of debt instruments	160,935	144,374

Excess of book value over fair value	$1,130	$2,524

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (level 2 valuation techniques described below).

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

Note 4

Derivative Instruments

Spartan Stores had limited involvement with derivative financial instruments and used them only to manage well-defined interest rate risk exposure when appropriate, based on market conditions. Spartan Stores’ objective in managing exposure to changes in interest rates is to reduce fluctuations in earnings and cash flows, and consequently, from time to time Spartan Stores uses interest rate swap agreements to manage this risk. Spartan Stores does not use financial instruments or derivatives for any trading or other speculative purposes.

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

The following table provides a summary of the financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for the quarter ended and year-to-date period ended September 10, 2011. No derivatives were outstanding in fiscal 2013:

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

On October 6, 2012 General Teamsters Union Local 406 ratified a three-year labor agreement which expires on October 10, 2015. Spartan Stores will continue contributions to the Central States, Southeast and Southwest Areas Pension Fund under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan. This schedule requires an increase in employer contributions of 5% over the previous year’s contribution.

Note 6

Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the second quarter ended September 15, 2012 and September 10, 2011:

	Pension Benefits		SERP Benefits		Postretirement Benefits
(In thousands)	Sept. 15, 2012	Sept. 10, 2011	Sept. 15, 2012	Sept. 10, 2011	Sept. 15, 2012	Sept. 10, 2011
12 Weeks Ended
Service cost	$—	$—	$—	$—	$45	$44
Interest cost	597	668	10	12	93	98
Expected return on plan assets	(1,038)	(942)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(12)	(12)
Recognized actuarial net loss	295	382	7	9	31	28

Net periodic benefit cost (benefit)	$(146)	$108	$17	$21	$157	$160

	Pension Benefits		SERP Benefits		Postretirement Benefits
(In thousands)	Sept. 15, 2012	Sept. 10, 2011	Sept. 15, 2012	Sept. 10, 2011	Sept. 15, 2012	Sept. 10, 2011
24 Weeks Ended
Service cost	$—	$—	$—	$—	$90	$88
Interest cost	1,194	1,336	20	24	186	196
Expected return on plan assets	(2,076)	(1,884)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(25)	(25)
Recognized actuarial net loss	590	764	15	18	63	61

Net periodic benefit cost (benefit)	$(292)	$216	$35	$42	$314	$320

As of September 15, 2012, pension contributions of approximately $0.3 million have been made. Spartan Stores will assess the prudence of making voluntary contributions to the plan during the third quarter of fiscal 2013. No further contribution payments are required to be made in fiscal 2013 to meet the minimum pension funding requirements.

As previously stated in Note 5, Spartan Stores contributes to the Central States, Southeast and Southwest Areas Pension Fund (“Fund”) (EIN 7456500) at a pro rata fraction of 1% of total contributions. Spartan Store’s employer contributions during the last plan year totaled $8.2 million, which Fund administrators represent as less than 5% of total employer contributions to the Fund.

Note 7

Taxes on Income

The effective tax rate was 37.5% and 38.2% for this year’s second quarter and the prior year’s second quarter, respectively. For the year-to-date period and prior year-to-date period the effective income tax rate was 34.7% and 40.2% respectively. The difference from the statutory rate for the year-to-date periods is primarily the result of changes to the state of Michigan tax laws. The first quarter of fiscal 2013 includes a $0.6 million net after-tax benefit and the first quarter of fiscal 2012 includes a net after-tax charge of $0.5 million due to these changes. Excluding these items the effective tax rate for the year-to-date period was 37.6% and 38.3% for fiscal 2013 and fiscal 2012 respectively.

Note 8

Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.6 million ($0.03 per diluted share) in the second quarter of fiscal 2013 and 2012 as a component of Operating expenses and Income taxes in the Consolidated Statements of Earnings. Stock-based compensation expense (net of tax) was $1.4 million ($0.06 per diluted share) and $1.3 million ($0.06 per diluted share) for the year-to-date period ended September 15, 2012 and September 10, 2011, respectively.

The following table summarizes activity in the share-based compensation plans for the year-to-date period ended September 15, 2012:

	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Outstanding at March 31, 2012	703,129	$18.43	580,893	$16.48
Granted	—	—	213,900	17.79
Exercised/Vested	(15,275)	8.02	(216,610)	17.48
Cancelled/Forfeited	(18,108)	17.10	(13,553)	16.62

Outstanding at September 15, 2012	669,746	$18.71	564,630	$16.59

Vested and expected to vest in the future at September 15, 2012	668,283	$18.72

Exercisable at September 15, 2012	634,508	$18.98

There were no stock options granted during the second quarter ended September 15, 2012 and September 10, 2011.

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

As of September 15, 2012, total unrecognized compensation cost related to non-vested share-based awards granted under our stock incentive plans was $0.1 million for stock options and $7.6 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 0.6 years for stock options and 2.7 years for restricted stock.

Note 9

Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

Note 10

Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $3.8 million and $3.6 million for the year-to-date periods ended September 15, 2012 and September 10, 2011, respectively. Non-cash investing activities include capital expenditures recorded in current liabilities of $1.3 million and $1.1 million for the year-to-date periods ended September 15, 2012 and September 10, 2011, respectively. In addition, in the first quarter of fiscal 2013 the Company entered into capital lease agreements totaling $2.8 million.

Note 11

Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)	Distribution	Retail	Total
12 Weeks Ended September 15, 2012
Net sales	$259,242	$362,317	$621,559
Inter-segment sales	155,658	—	155,658
Depreciation and amortization	1,972	6,833	8,805
Operating earnings	10,849	8,099	18,948
Capital expenditures	2,052	12,410	14,462

12 Weeks Ended September 10, 2011
Net sales	$256,226	$363,421	$619,647
Inter-segment sales	153,618	—	153,618
Depreciation and amortization	1,976	6,432	8,408
Operating earnings	8,764	11,217	19,981
Capital expenditures	1,056	10,159	11,215

24 Weeks Ended September 15, 2012
Net sales	$517,590	$707,881	$1,225,471
Inter-segment sales	305,282	—	305,282
Depreciation and amortization	3,931	13,544	17,475
Operating earnings	18,671	11,990	30,661
Capital expenditures	3,482	17,524	21,006

24 Weeks Ended September 10, 2011
Net sales	$513,355	$708,856	$1,222,211
Inter-segment sales	304,055	—	304,055
Depreciation and amortization	3,889	12,886	16,775
Operating earnings	16,166	17,811	33,977
Capital expenditures	2,962	17,921	20,883

	September 15, 2012	March 31, 2012
Total assets
Distribution	$271,076	$216,873
Retail	507,581	541,110
Discontinued operations	5,356	5,490

Total	$784,013	$763,473

The following table presents sales by type of similar product and services:

	12 Weeks Ended				24 Weeks Ended
(Dollars in thousands)	September 15, 2012		September 10, 2011		September 15, 2012		September 10, 2011
Non-perishables (1)	306,425	49%	$305,365	49%	$599,121	49%	$598,342	49%
Perishables (2)	224,095	36	224,588	36	443,751	36	442,793	36
Pharmacy	47,866	8	48,397	8	97,627	8	98,107	8
Fuel	43,173	7	41,297	7	84,972	7	82,969	7

Consolidated Net sales	$621,559	100%	$619,647	100%	$1,225,471	100%	$1,222,211	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 12

Company-Owned Life Insurance

The Company holds variable universal life insurance policies on certain key associates. The company-owned policies have annual premium payments of $0.8 million. The net cash surrender value of approximately $2.5 million and $1.6 million at September 15, 2012 and September 10, 2011, respectively, is recorded on the balance sheet in Other Long-term Assets. These policies have an aggregate amount of life insurance coverage of approximately $15 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

We operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 375 independently owned grocery locations and our 97 corporate owned stores. Our Retail segment operates 97 retail supermarkets in Michigan under the banners D&W Fresh Markets, Family Fare Supermarkets, Glen’s Markets, VG’s Food and Pharmacy and Valu Land. In addition our retail segment operates 29 fuel centers/convenience stores, generally adjacent to our supermarket locations. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and our Valu Land stores are distinguished from competitor’s limited assortment stores by a focus on national brands and perishable offerings.

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

Results of Operations

The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

(Unaudited)	Percentage of Net Sales						Percentage Change
	12 Weeks Ended			24 Weeks Ended			12 Weeks Ended	24 Weeks Ended
	Sept. 15, 2012		Sept. 10, 2011	Sept. 15, 2012		Sept. 10, 2011	Sept. 15, 2012	Sept. 15, 2012
Net sales	100.0		100.0	100.0		100.0	0.3	0.3
Gross margin	21.0		21.4	20.6		21.1	(1.9)	(2.4)
Selling, general and administrative expenses	17.9	**	18.2	18.1	**	18.3	(1.7)	(1.5)
Restructuring, asset impairment and other	0.1		(0.0)	0.0		(0.0)	*	*

Operating earnings	3.0		3.2	2.5		2.8	(5.2)	(9.8)
Other income and expenses	0.3	**	0.5	0.4		0.6 **	(29.1)	(16.0)

Earnings before income taxes and discontinued operations	2.7		2.7	2.1		2.2	(0.3)	(8.3)
Income taxes	1.0		1.0	0.8	**	0.9	(2.2)	(20.8)

Earnings from continuing Operations	1.7		1.7	1.3		1.3	0.8	(0.2)
(Loss) earnings from discontinued operations, net of taxes	(0.0)		(0.0)	(0.0)		(0.0)	*	*

Net earnings	1.7		1.7	1.3		1.3	0.5	(0.2)

*	Percentage change is not meaningful
**	Difference due to rounding

Net Sales – Net sales for the quarter ended September 15, 2012 (“second quarter”) increased $1.9 million, or 0.3%, from $619.6 million in the quarter ended September 10, 2011 (“prior year second quarter”) to $621.6 million. Net sales for the year-to-date period ended September 15, 2012 (“current year-to-date”) increased $3.3 million, or 0.3%, from $1,222.2 million in the prior year-to-date period ended September 10, 2011 (“prior year-to-date”) to $1,225.5 million.

Net sales for the second quarter in our Retail segment decreased $1.1 million, or 0.3%, from $363.4 million in the prior year second quarter to $362.3 million. Net sales for the year-to-date period decreased $1.0 million, or 0.1%, from $708.9 million in the prior year-to-date period to $707.9 million. The second quarter decrease was primarily due to a decrease in comparable store sales of 1.0%, excluding fuel, partially offset by an increase in fuel center sales of $2.4 million. The year-to-date decrease was primarily due to a comparable sales decrease of 0.5% partially offset by an increase in fuel center sales of $3.1 million.

The comparable store sales decrease of 1.0% was due to an unfavorable calendar shift as an additional week of weaker fall season sales replace a stronger summer sales week, partially offset by the positive impact of store remodels and the YES Rewards promotional campaign. We define a retail store as comparable when it is in operation for 14 periods (a period is four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

Net sales for the second quarter in our Distribution segment increased $3.0 million, or 1.2%, from $256.2 million in the prior year second quarter to $259.2 million. Net sales for the current year-to-date period increased $4.2 million, or 0.8%, from $513.4 million in the prior year-to-date period to $517.6 million. The second quarter increase was primarily due to new distribution customer business partially offset by a decline in pharmacy sales and lower sales to existing independent customers. The year-to-date increase was due to new distribution customer business of $8.6 million partially offset by lower sales to existing independent customers and lower pharmacy sales.

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

Gross margin for the second quarter decreased $2.5 million, or 1.9%, from $132.7 million in the prior year second quarter to $130.2 million. As a percent of net sales, gross margin for the second quarter decreased to 21.0% from 21.4%. The decline in gross margin rate was due to reduced inflation-driven inventory gains in both the retail and distribution segments and investments associated with the second phase of our “Price Freeze” and “Yes Is Even More” promotional campaign in the retail segment, as well as, a higher mix of lower margin distribution and fuel sales. Gross margin for the year-to-date period decreased $6.2 million, or 2.4%, from $258.1 million in the prior year-to-date period to $251.9 million. As a percent of net sales, gross margin for the year-to-date period decreased to 20.6% from 21.1% for the reasons noted above.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the second quarter (excluding restructuring) decreased $2.0 million, or 1.7%, from $112.9 million in the prior year second quarter to $110.9 million. As a percent of net sales, SG&A expenses were 17.8% for the second quarter compared to 18.2% in the prior year second quarter. SG&A expenses (excluding restructuring) for the year-to-date period decreased $3.3 million, or 1.5%, from $224.2 million in the prior year-to-date period to $220.9 million. As a percent of net sales, operating expenses (excluding restructuring) were 18.0% for the current year-to-date period compared to 18.3% in the prior year-to-date period.

The net decrease in second quarter SG&A expenses (excluding restructuring) was primarily due to the following:

•	Decreased incentive compensation expense of $1.6 million.

•	Decreased unusual corporate professional fees of $1.2 million.

•	Decreased store labor of $0.4 million.

•	Decreased workers compensation costs of $0.4 million.

•	Increased depreciation and amortization of $0.4 million.

•	Increased healthcare costs of $0.9 million.

•	Increased various other expenses.

The net decrease in year-to-date SG&A expenses (excluding restructuring) was primarily due to the following:

•	Decreased incentive compensation expense of $2.6 million.

•	Decreased unusual corporate professional fees of $1.2 million.

•	Decreased store labor of $0.8 million.

•	Decreased workers compensation costs of $0.4 million.

•	Increased supplies and marketing related expenses of 1.8 million.

•	Increased healthcare costs of $0.9 million.

•	Increased depreciation and amortization of $0.8 million.

•	Decreased various other expenses due to continuing focus on containing costs.

Restructuring, Asset Impairment and Other – The second quarter charges of $0.4 million primarily relate to a single store that required impairment and the values in the Consolidated Balance Sheet were reduced. The asset impairment charges were recorded due to the local economic and competitive environment of this store and its impact on forecasted financial performance. The prior year second quarter restructuring benefit of $0.1 million related primarily to change in estimates made related to final settlements of expired leases and expenses related to two closed retail stores.

Interest Expense – Interest expense decreased $0.3 million, or 9.2%, from $3.4 million in the prior year second quarter to $3.1 million. For the year-to-date period, interest expense decreased $0.4 million, or 6.4%, from $6.6 million to $6.2 million. The decrease in interest expense was due primarily to lower net borrowings.

Income Taxes – The effective tax rate was 37.5% and 38.2% for the second quarter and prior year second quarter, respectively. For the year-to-date period and prior year-to-date period the effective income tax rate was 34.7% and 40.2%. The difference from the statutory rate is the result of changes to the State of Michigan’s tax laws. The first quarter of fiscal 2013 includes a $0.6 million net after-tax benefit and the first quarter of fiscal 2012 includes a net after-tax charge of $0.5 million due to these changes. Excluding these items the effective tax rate for the year-to-date period was 37.6% and 38.3% for fiscal 2013 and fiscal 2012 respectively.

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

We believe that Adjusted EBITDA provides a meaningful representation of our operating performance for the Company as a whole and for our operating segments. We consider Adjusted EBITDA as an additional way to measure operating performance on an ongoing basis. Adjusted EBITDA is meant to reflect the ongoing operating performance of all of our retail stores and wholesale operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because Adjusted EBITDA is a performance measure that management uses to allocate resources, assess performance against its peers, and evaluate overall performance, we believe it provides useful information for our investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with us request our operating financial results in Adjusted EBITDA format.

Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. Our definition of Adjusted EBITDA may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of net earnings to Adjusted EBITDA for quarters and year-to-date periods ended September 15, 2012 and September 10, 2011.

(In thousands)	Second Quarter		Year-to-Date
	Sept. 15, 2012	Sept. 10, 2011	Sept. 15, 2012	Sept. 10, 2011
Net earnings	$10,305	$10,252	$16,308	$16,281
Add:
Discontinued operations	50	18	123	124
Income taxes	6,203	6,341	8,732	11,030
Interest expense	3,071	3,412	6,227	6,654
Non-operating expense	(681)	(42)	(729)	(112)

Operating earnings	18,948	19,981	30,661	33,977
Add:
Depreciation and amortization	8,805	8,408	17,475	16,775
LIFO expense	590	869	1,380	1,527
Restructuring and asset impairment costs	356	(135)	356	(135)
Other unusual items	—	1,194	—	1,194
Non-cash stock compensation and other charges	292	810	1,761	2,360

Adjusted EBITDA	$28,991	$31,127	$51,633	$55,698

Reconciliation of operating earnings to adjusted EBITDA by segment:

Retail:
Operating earnings	$8,099	$11,217	$11,990	$17,811
Add:
Depreciation and amortization	6,833	6,432	13,544	12,886
LIFO expense	424	526	848	964
Restructuring and asset impairment costs	356	(98)	356	(98)
Non-cash stock compensation and other charges	687	365	1,457	1,137

Adjusted EBITDA	$16,399	$18,442	$28,195	$32,700

Distribution:
Operating earnings	$10,849	$8,764	$18,671	$16,166
Add:
Depreciation and amortization	1,972	1,976	3,931	3,889
LIFO expense	166	343	532	563
Restructuring and asset impairment costs	—	(37)	—	(37)
Other unusual items	—	1,194	—	1,194
Non-cash stock compensation and other	(395)	445	304	1,223

Adjusted EBITDA	$12,592	$12,685	$23,438	$22,998

Discontinued Operations

Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the year-to-date second quarter and prior year-to-date second quarter:

(In thousands)	September 15, 2012	September 10, 2011
Net cash provided by operating activities	$895	$42,463
Net cash (used in) investing activities	(18,354)	(21,439)
Net cash (used in) financing activities	(1,561)	(2,462)
Net cash provided by (used in) discontinued operations	35	(306)

Net (decrease) increase in cash and cash equivalents	(18,985)	18,256
Cash and cash equivalents at beginning of period	26,476	43,824

Cash and cash equivalents at end of period	$7,491	$62,080

Net cash provided by operating activities decreased from the prior year-to-date period primarily due to increased investment in inventory due predominantly to the shift in timing of our quarter end, the payment of fiscal year 2012 incentive compensation and profit sharing, $9.8 million first quarter tax payment related to the previously mentioned tax law change and $5.0 million in advanced payments to customers under new supply agreements. The $9.8 million first quarter tax payment related to the timing of tax basis income recognition and will reverse over the remainder of fiscal 2013.

Net cash used in investing activities decreased during the current year-to-date period primarily due to proceeds from the sale of assets. Our Retail and Distribution segments utilized 83.4% and 16.6% of our capital spending, respectively in fiscal 2013 and 85.8% and 12.2% in fiscal 2012, respectively. Expenditures during the current fiscal year were primarily related to two store remodels and payments on the construction of 3 new stores. We expect capital and real estate development expenditures to range from $42.0 million to $44.0 million for fiscal 2013.

Net cash used in financing activities includes proceeds from the issuance of common stock, stock repurchases, tax benefits of stock compensation, dividends paid, financing fees and net change in our long-term borrowings. Payments on other long-term borrowings were $1.8 million and financing fees paid were $1.3 million in the current year-to-date period, partially offset by net proceeds from revolver borrowings of $14.2 million. In the prior year-to-date period, net other long-term repayments totaled $1.9 million partially offset by net proceeds from revolver borrowings of $0.1 million. The company repurchased approximately 634,000 shares of its common stock in the current year-to-date period for a total expenditure of $11.4 million. Cash dividends of $1.7 million were paid in the first and second quarters of fiscal 2013 versus $1.5 million in the first and second quarters of fiscal 2012. This increase was due to a 23% increase in dividends from $0.065 per share to $0.08 per share that was approved by the Board of Directors and announced on May 15, 2012. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at September 15, 2012 are $4.2 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations includes the net cash flows of our discontinued operations and consists primarily of the payment of store asset impairment costs and other liabilities partially offset by sublease income.

Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility. Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2017, and is secured by substantially all of our assets. As of September 15, 2012, our senior secured revolving credit facility had outstanding borrowings of $14.2 million and additional available borrowings of $165.3 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores’ business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

On January 9, 2012, Spartan Stores announced the early termination of its interest rate swap agreement. The Company repaid the balance on its credit facility and swap termination fee from available cash.

Our current ratio increased to 1.23:1.00 at September 15, 2012 from 1.13:1.00 at March 31, 2012 and our investment in working capital increased to $41.5 million at September 15, 2012 from $24.7 million at March 31, 2012 principally due to inventory investment and prepaid taxes.

Our total net long-term debt (including current maturities and capital lease obligations net of cash and cash equivalents) to total capital ratio at September 15, 2012 was 0.31:1.00 versus 0.26:1.00 at March 31, 2012 and our debt to capital ratio at September 10, 2011 was 0.32:1.00 versus 0.30:1.00 at March 26 2011. Total net long-term debt is a non-GAAP financial measure that is defined as long-term debt and capital lease obligations plus current maturities of long-term debt and capital lease obligations less cash and cash equivalents. The Company believes investors find the information useful because it reflects the amount of long term debt obligations that are not covered by available cash and temporary investments.

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of September 15, 2012 and March 31, 2012.

(In thousands)	September 15, 2012	March 31, 2012
Current maturities of long-term debt and capital lease obligations	$4,185	$4,449
Long-term debt and capital lease obligations	150,789	133,565

Total Debt	154,974	138,014
Cash and cash equivalents	(7,491)	(26,476)

Total net long-term debt	$147,483	$111,538

For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. At September 15, 2012, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

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

The following table shows the indebtedness and other liabilities of our subsidiaries as of September 15, 2012:

Spartan Stores Subsidiaries Only

(In thousands)

September 15, 2012
Current Liabilities
Accounts payable	$126,936
Accrued payroll and benefits	27,139
Other accrued expenses	14,252
Current portion of restructuring costs	3,271
Current maturities of long-term debt and capital lease obligations	4,185

Total current liabilities	175,783

Long-term Liabilities
Postretirement benefits	12,558
Other long-term liabilities	13,285
Restructuring costs	6,313
Long-term debt and capital lease obligations	45,982

Total long-term liabilities	78,138

Total Subsidiary Liabilities	253,921
Operating Leases	116,175

Total Subsidiary Liabilities and Operating Leases	$370,096

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges was 3.92:1.00 and 3.78:1.00 for the current year second quarter and prior year second quarter, respectively, and 3.20:1.00 and 3.33:1.00 for the year-to-date and prior year-to-date periods, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs, whether expensed or capitalized.

Off-Balance Sheet Arrangements

We had letters of credit totaling $0.6 million outstanding and unused at September 15, 2012. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

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

An evaluation of the effectiveness of the design and operation of Spartan Stores’ disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of September 15, 2012 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of Spartan Stores’ management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Spartan Stores’ management, including the CEO and CFO, concluded that Spartan Stores’ disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores’ internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of its own common stock during the second quarter. On May 17, 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of the Company’s common stock. The Company repurchased 30,000 shares of common stock under this program during the quarter ended September 15, 2012. All employee transactions are with associates under stock compensation plans. These may include: (1) shares of Spartan Stores, Inc. common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Spartan Stores, Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs or Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
				(In thousands)
June 24 – July 21, 2012
Employee Transactions	—	$—
Repurchase Program (1)	30,000	$17.51	30,000	$26,269
July 22 – August 18, 2012
Employee Transactions	—	$—
Repurchase Program (1)	—	$—	—	$26,269
August 19 – September 15, 2012
Employee Transactions	—	$—
Repurchase Program (1)	—	$—	—	$26,269
Total for Second Quarter ended September 15, 2012	30,000	$17.51	30,000	$26,269

(1)	On May 17, 2011 the Board of Directors authorized a stock repurchase plan of up to $50 million. The plan expires on May 18, 2016.

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: October 25, 2012	By	/s/ David M. Staples
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