Form 10-Q
period 2013-01-05
SPARTAN STORES INC
filed 2013-02-14
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 5, 2013.

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

As of February 11, 2013 the registrant had 21,750,475 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. and subsidiaries (“Spartan Stores”). These forward-looking statements are identifiable by words such as “expects,” “anticipates,” “plans,” “believes,” “estimates,” “guidance,” “outlook” or is “confident” that a particular occurrence or event “began,” “will,” “may,” “could,” “should” or “will likely” result or occur, or “appears” to have occurred, or will “continue” in the future, that a development is an “opportunity,” a “priority,” a “strategy,” or “initiative” or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment, restructuring cost provisions and fair value measurements are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2012 (in particular, you should refer to the discussion of “Risk Factors” in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and improve our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors, the weak economic environment or changing consumer behavior; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain or improve customer and supplier relationships; realize expected benefits of new customer relationships or capital investments, new retail banner, loyalty program, warehouse consolidation, and store openings; realize growth opportunities; expand our customer base; reduce operating costs; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends and repurchase shares; and implement the other programs, initiatives, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports or presentations, our press releases and our public comments is not certain and will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

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

Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by changes in costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses or financial difficulties of customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, the actions, contributions and financial condition of other employers who participate in multi-employer plans to which we contribute and the funding levels of these plans. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws and related interpretations. Our accounting estimates could change and the actual effects of changes in accounting principles could deviate from our estimates due to changes in facts, assumptions, or acceptable methods and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, and severe weather may adversely affect the availability of and our ability to operate our warehouses and other facilities, and may adversely affect consumer buying behavior, fuel costs, shipping and transportation costs, product cost inflation or deflation and its impact on LIFO expense. General economic conditions and unemployment, particularly in Michigan, government assistance programs, health care reform, or other circumstances beyond our control, may adversely affect consumer buying behavior. A combination of the aforementioned factors, coupled with prolonged general economic weakness, could result in goodwill and other long-lived asset impairment charges.

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

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	January 5, 2013	March 31, 2012
Assets

Current assets
Cash and cash equivalents	$8,960	$26,476
Accounts receivable, net	50,267	58,637
Inventories, net	133,879	99,778
Prepaid expenses	10,583	9,478
Other current assets	8,334	13,686
Deferred taxes on income	269	1,582
Property held for sale	710	—

Total current assets	213,002	209,637

Other assets
Goodwill	246,925	240,194
Other, net	62,266	56,866

Total other assets	309,191	297,060

Property and equipment, net	272,368	256,776

Total assets	$794,561	$763,473

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$116,207	$107,703
Accrued payroll and benefits	33,782	39,366
Accrued income taxes	—	12,352
Other accrued expenses	19,696	17,611
Current portion of restructuring costs	3,297	3,472
Current maturities of long-term debt and capital lease obligations	4,104	4,449

Total current liabilities	177,086	184,953

Long-term liabilities
Deferred taxes on income	86,689	83,807
Postretirement benefits	13,548	13,618
Other long-term liabilities	15,625	16,292
Restructuring costs	5,427	7,630
Long-term debt and capital lease obligations	166,843	133,565

Total long-term liabilities	288,132	254,912

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, voting, no par value; 50,000 shares authorized; 21,750 and 22,215 shares outstanding	146,320	155,134
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(13,793)	(13,793)
Retained earnings	196,816	182,267

Total shareholders’ equity	329,343	323,608

Total liabilities and shareholders’ equity	$794,561	$763,473

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	16 Weeks Ended		40 Weeks Ended
	January 5, 2013	December 31, 2011	January 5, 2013	December 31, 2011
Net sales	$789,880	$797,242	$2,015,351	$2,019,453
Cost of sales	628,925	634,292	1,602,450	1,598,429

Gross margin	160,955	162,950	412,901	421,024

Operating expenses
Selling, general and administrative	149,109	150,505	370,002	374,670
Restructuring, asset impairment and other	—	(2)	356	(137)
(Gain) loss on disposal of assets	299	(545)	335	(478)

Total operating expenses	149,408	149,958	370,693	374,055

Operating earnings	11,547	12,992	42,208	46,969

Other income and expenses
Interest expense	4,193	5,274	10,420	11,928
Debt extinguishment	2,285	—	2,285	—
Other, net	(23)	(34)	(752)	(146)

Total other income and expenses	6,455	5,240	11,953	11,782

Earnings before income taxes and discontinued operations	5,092	7,752	30,255	35,187
Income taxes	1,620	2,764	10,352	13,794

Earnings from continuing operations	3,472	4,988	19,903	21,393

Loss from discontinued operations, net of taxes	(72)	(11)	(195)	(135)

Net earnings	$3,400	$4,977	$19,708	$21,258

Basic earnings per share:
Earnings from continuing operations	$0.16	$0.22	$0.91	$0.94
Loss from discontinued operations	—	—	(0.01)	(0.01)

Net earnings	$0.16	$0.22	$0.90	$0.93

Diluted earnings per share:
Earnings from continuing operations	$0.16	$0.22	$0.91	$0.93
Loss from discontinued operations	—	—	(0.01)	(0.01)

Net earnings	$0.16	$0.22	$0.90	$0.92

Weighted average shares outstanding:
Basic	21,750	22,866	21,780	22,812
Diluted	21,816	23,080	21,855	22,995

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	16 Weeks Ended		40 Weeks Ended
	January 5, 2013	December 31, 2011	January 5, 2013	December 31, 2011
Net earnings	$3,400	$4,977	$19,708	$21,258
Other comprehensive income, before tax
Change in fair value of interest rate swap	—	287	—	345
Interest rate swap termination charge	—	775	—	775

Total other comprehensive income, before tax	—	1,062	—	1,120
Income tax related to items of other comprehensive income	—	(432)	—	(455)

Comprehensive income	$3,400	$5,607	$19,708	$21,923

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance – April 1, 2012	22,215	$155,134	$(13,793)	$182,267	$323,608
Comprehensive income	—	—	—	19,708	19,708
Dividends—$0.24 per share	—	—	—	(5,159)	(5,159)
Share repurchase	(634)	(11,381)	—	—	(11,381)
Repurchase of equity component of convertible debt, net of taxes of $170	—	(275)	—	—	(275)
Stock-based employee compensation	—	3,250	—	—	3,250
Issuances of common stock and related tax benefit on stock option exercises and bonus plan	27	554	—	—	554
Issuances of restricted stock and related income tax benefits	226	35	—	—	35
Cancellations of restricted stock	(84)	(997)	—	—	(997)

Balance – January 5, 2013	21,750	$146,320	$(13,793)	$196,816	$329,343

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	40 Weeks Ended
	January 5, 2013	December 31, 2011
Cash flows from operating activities
Net earnings	$19,708	$21,258
Loss from discontinued operations	195	135

Earnings from continuing operations	19,903	21,393
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other	356	(137)
Non-cash convertible debt interest	2,903	2,794
Loss on debt extinguishment	2,285	—
Depreciation and amortization	29,434	28,172
LIFO expense	984	2,661
Postretirement benefits expense	832	2,628
Deferred taxes on income	4,087	13,516
Stock-based compensation expense	3,250	3,984
Excess tax benefit on stock compensation	(260)	(128)
Other	(333)	(478)
Change in operating assets and liabilities:
Accounts receivable	8,346	(418)
Inventories	(33,621)	(19,755)
Prepaid expenses	(3,485)	(5,355)
Other assets	5,522	(10)
Accounts payable	10,066	14,190
Accrued payroll and benefits	(5,045)	(3,277)
Postretirement benefits payments	(4,406)	(4,308)
Accrued income taxes	(12,352)	—
Other accrued expenses and other liabilities	(1,170)	(4,291)

Net cash provided by operating activities	27,296	51,181
Cash flows from investing activities
Purchases of property and equipment	(33,932)	(32,916)
Net proceeds from the sale of assets	2,440	648
Acquisitions, net of cash acquired	(13,720)	—
Other	339	(710)

Net cash used in investing activities	(44,873)	(32,978)
Cash flows from financing activities
Proceeds from revolving credit facility	366,545	679
Payments on revolving credit facility	(352,696)	(574)
Share repurchase	(11,381)	—
Proceeds from long-term borrowings	9,679	—
Repayment of other long-term borrowings	(4,440)	(3,292)
Financing fees paid	(2,721)	—
Excess tax benefit on stock compensation	260	128
Proceeds from exercise of stock options	325	832
Dividends paid	(5,159)	(4,457)

Net cash provided by (used in) financing activities	412	(6,684)
Cash flows from discontinued operations
Net cash used in operating activities	(351)	(284)

Net cash used in discontinued operations	(351)	(284)

Net (decrease) increase in cash and cash equivalents	(17,516)	11,235
Cash and cash equivalents at beginning of period	26,476	43,824

Cash and cash equivalents at end of period	$8,960	$55,059

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of January 5, 2013, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2 Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)

	Retail	Distribution	Total
Balance at March 31, 2012:
Goodwill	$234,301	$92,493	$326,794
Accumulated impairment charges	(86,600)	—	(86,600)

Goodwill, net	147,701	92,493	240,194
Acquisition	5,016	2,233	7,249
Other (Note 3)	(518)	—	(518)
Balance at January 5, 2013:
Goodwill	238,799	94,726	333,525
Accumulated impairment charges	(86,600)	—	(86,600)

Goodwill, net	$152,199	$94,726	$246,925

Note 3 Restructuring, Asset Impairment and Other

Restructuring, asset impairment and other included in the Condensed Consolidated Statements of Earnings consisted of the following:

(In thousands)

	Distribution	Retail	Total
40 Weeks Ended January 5, 2013
Asset impairment charge	$—	$431	$431
Changes in estimate of restructuring costs	—	(75)	(75)

Total	$—	$356	$356

	Distribution	Retail	Total
40 Weeks Ended December 31, 2011
Asset impairment charge	$—	$65	$65
Changes in estimate of restructuring costs	(37)	(165)	(202)

Total	$(37)	$(100)	$(137)

The following table provides the activity of restructuring costs for the 40 weeks ended January 5, 2013. Restructuring costs recorded in the Condensed Consolidated Balance Sheets are included in “Current portion of restructuring costs” in Current liabilities and “Restructuring costs” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)

Balance at March 31, 2012	$11,102
Changes in estimates	(593	)(a)
Payments, net of interest accretion	(1,785)

Balance at January 5, 2013	$8,724

(a)	Goodwill was reduced by $0.5 million in year-to-date fiscal 2013 as a result of these changes in estimates as the initial charges for certain stores were established in the purchase price allocations for previous acquisitions.

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 4 Long-Term Debt

Spartan Stores’ long-term debt consists of the following:

(In thousands)	January 5, 2013	March 31, 2012
Senior secured revolving credit facility, due June 2017	$13,845	$—
6.625% Senior Notes due December 2016	50,000	—
3.375% Convertible Senior Notes due May 2027, net of unamortized debt discount	53,980	88,856
Capital lease obligations	52,862	48,864
Other, 7.00% – 9.25%, due fiscal 2013 – 2021	260	294

	170,947	138,014
Less current portion	4,104	4,449

Total long-term debt	$166,843	$133,565

On December 6, 2012, Spartan Stores completed a private exchange and sale of $50.0 million aggregate principal amount of newly issued four year unsecured 6.625% Senior Notes due 2016 (“New Notes”) for $40.3 million aggregate principal amount of Spartan Stores’ existing Convertible Senior Notes due 2027 and $9.7 million in cash. The repurchase of the Convertible Senior Notes resulted in a loss of approximately $2.3 million related to the unamortized debt discount and original issuance fees. The New Notes mature on December 15, 2016 and are senior unsecured debt and rank equally in right of payment with Spartan Stores’ other existing and future senior debt. The New Notes are effectively subordinated to Spartan Stores’ existing and future secured debt to the extent of the value of the assets securing such debt. Interest on the New Notes accrues at a rate of 6.625% per annum. Interest on the New Notes is payable semiannually on June 15 and December 15 of each year, commencing on June 15, 2013.

Spartan Stores may redeem the New Notes in whole or in part at any time on or after December 15, 2014, at the option of the Company at the following redemption prices (expressed as percentages of the principal amount), together with accrued and unpaid interest to the date of purchase:

Year of Redemption	Redemption Price
2014	103.31250%
2015 and thereafter	101.65625%

At any time prior to December 15, 2014, the Company may redeem up to 35% of the New Notes with the net cash proceeds of certain equity offerings specified in the New Notes indenture at a redemption price of 100% of the principal amount plus the annual coupon on the New Notes, together with accrued and unpaid interest, but only if at least 65% of the original aggregate principal amount of the New Notes would remain outstanding following such redemption. Before December 15, 2014, the New Notes may be redeemed, in whole or in part at a redemption price equal to 100% of the principal amount plus an “Applicable Premium” (as defined in the New Notes indenture) that is intended to provide holders with approximately the rate of return they would have received had they held such redeemed New Notes until December 15, 2014.

The debt and equity components recognized for Spartan Stores’ convertible senior notes were as follows:

(In thousands)	January 5, 2013	March 31, 2012
Principal amount of convertible senior notes	$57,419	$97,740
Unamortized discount	(3,439)	(8,884)

Net carrying amount	53,980	88,856
Common stock	15,757	16,032

On January 4, 2013, Spartan Stores notified the Convertible Senior Note holders that it is calling the remaining convertible senior notes for redemption in accordance with the terms of the notes. Spartan Stores expects to recognize a loss of approximately $2.8 million upon redemption of the remaining Convertible Senior Notes in the fourth quarter of fiscal 2013.

At January 5, 2013, long-term debt was due as follows:

(In thousands)

Fiscal Year
2013	$856
2014	4,067
2015	57,721
2016	3,841
2017	54,185
2018	18,125
Thereafter	32,152

$170,947

Note 5 Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At January 5, 2013 and March 31, 2012 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	January 5, 2013	March 31, 2012
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$4,104	$4,449
Long-term debt and capital lease obligations	166,843	133,565
Equity component of convertible debt	3,439	8,884

Total book value of debt instruments	174,386	146,898
Fair value of debt instruments	177,379	144,374

Excess (deficiency) of fair value over book value	$2,993	$(2,524)

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

Note 6 Derivative Instruments

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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap was considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores’ senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty has agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% on a notional amount of $45 million. The interest rate swap agreement was to expire concurrently with its senior secured revolving credit facility in the third quarter of fiscal 2013. However, the swap agreement was terminated in the third quarter of fiscal 2012.

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

The following table provides a summary of the financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for the quarter ended and year-to-date period ended December 31, 2011. No derivatives were outstanding in fiscal 2013:

(In thousands)	Location in Consolidated Financial Statements	16 Weeks Ended December 31, 2011	40 Weeks Ended December 31, 2011
Loss, net of taxes, recognized in other comprehensive income	Accumulated Other Comprehensive Loss	$(176)	$(211)
Pre-tax loss reclassified from accumulated other comprehensive loss	Interest expense	288	646
Pre-tax loss on termination of interest rate swap	Interest expense	775	775

Note 7 Commitments and Contingencies

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

Spartan Stores contributes to the Teamsters Central States multi-employer pension plan based on obligations arising from its collective bargaining agreement covering its warehouse union associates. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions; however, Spartan Stores is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan.

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

On October 6, 2012 General Teamsters Union Local 406 ratified a three-year labor agreement with Spartan Stores which expires on October 10, 2015. Spartan Stores will continue contributions to the Central States, Southeast and Southwest Areas Pension Fund under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan. This schedule requires an increase in employer contributions of 5% over the previous year’s contribution.

Note 8 Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the third quarters ended January 5, 2013 and December 31, 2011:

	Pension Benefits		SERP Benefits		Postretirement Benefits
(In thousands) 16 Weeks Ended	Jan. 5, 2013	Dec. 31, 2011	Jan. 5, 2013	Dec. 31, 2011	Jan. 5, 2013	Dec. 31, 2011
Service cost	$—	$—	$—	$—	$60	$59
Interest cost	796	890	13	16	124	130
Expected return on plan assets	(1,384)	(1,256)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(17)	(16)
Recognized actuarial net loss	393	510	10	12	42	41

Net periodic benefit cost (benefit)	$(195)	$144	$23	$28	$209	$214

	Pension Benefits		SERP Benefits		Postretirement Benefits
(In thousands) 40 Weeks Ended	Jan. 5, 2013	Dec. 31, 2011	Jan. 5, 2013	Dec. 31, 2011	Jan. 5, 2013	Dec. 31, 2011
Service cost	$—	$—	$—	$—	$149	$147
Interest cost	1,990	2,225	32	39	311	326
Expected return on plan assets	(3,460)	(3,139)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(42)	(41)
Recognized actuarial net loss	983	1,274	26	31	105	102

Net periodic benefit cost (benefit)	$(487)	$360	$58	$70	$523	$534

Spartan Stores assessed the prudence of making voluntary contributions to the pension plan during the third quarter of fiscal 2013. As a result, a voluntary pension contribution of approximately $3.7 million was made in the third quarter of fiscal 2013. No further contribution payments are required to be made in fiscal 2013 to meet the minimum pension funding requirements.

As previously stated in Note 7, Spartan Stores contributes to the Central States, Southeast and Southwest Areas Pension Fund (“Fund”) (EIN 7456500) at a pro rata fraction of 1% of total contributions. Spartan Store’s employer contributions during the last plan year totaled $8.2 million, which Fund administrators represent is less than 5% of total employer contributions to the Fund.

Note 9 Taxes on Income

The effective tax rate was 31.8% and 35.7% for this year’s third quarter and the prior year’s third quarter, respectively. For the year-to-date period and prior year-to-date period the effective income tax rate was 34.2% and 39.2%, respectively. The difference from the statutory rate for the year-to-date periods is primarily the result of changes to the state of Michigan tax laws. The first quarter of fiscal 2013 includes a $0.7 million net after-tax benefit and the first quarter of fiscal 2012 includes a net after-tax charge of $0.5 million due to these changes. Excluding these items the effective tax rate for the year-to-date period was 36.5% and 37.7% for fiscal 2013 and fiscal 2012, respectively.

Note 10 Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the condensed consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.8 million ($0.04 per diluted share) in the third quarters of fiscal 2013 and 2012 as a component of Operating expenses and Income taxes in the Consolidated Statements of Earnings. Stock-based compensation expense (net of tax) was $2.2 million ($0.10 per diluted share) and $2.1 million ($0.09 per diluted share) for the year-to-date period ended January 5, 2013 and December 31, 2011, respectively.

The following table summarizes activity in the share-based compensation plans for the year-to-date period ended January 5, 2013:

	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Outstanding at March 31, 2012	703,129	$18.43	580,893	$16.48
Granted	—	—	215,014	17.78
Exercised/Vested	(20,175)	9.08	(216,980)	17.48
Cancelled/Forfeited	(19,533)	16.86	(27,607)	16.53

Outstanding at January 5, 2013	663,421	$18.76	551,320	$16.59

Vested and expected to vest in the future at January 5, 2013	662,028	$18.77

Exercisable at January 5, 2013	629,608	$19.03

There were no stock options granted during the year-to-date periods ended January 5, 2013 and December 31, 2011.

As of January 5, 2013, total unrecognized compensation cost related to non-vested share-based awards granted under our stock incentive plans was less than $0.1 million for stock options and $6.4 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 0.3 years for stock options and 2.5 years for restricted stock.

Note 11 Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

Note 12 Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $3.8 million and $3.6 million for the year-to-date periods ended January 5, 2013 and December 31, 2011, respectively, and the exchange of $40.3 million of Convertible Senior Notes for New Notes. Non-cash investing activities include capital expenditures recorded in current liabilities of $1.8 million and $0.2 million for the year-to-date periods ended January 5, 2013 and December 31, 2011, respectively. In the year-to-date periods ended January 5, 2013 and December 31, 2011, Spartan Stores entered into capital lease agreements totaling $8.4 million and $4.7 million, respectively.

Note 13 Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)	Distribution	Retail	Total
16 Weeks Ended January 5, 2013
Net sales	$346,128	$443,752	$789,880
Inter-segment sales	205,648	—	205,648
Depreciation and amortization	2,666	9,358	12,024
Operating earnings	9,493	2,054	11,547
Capital expenditures	3,073	9,853	12,926
16 Weeks Ended December 31, 2011
Net sales	$353,755	$443,487	$797,242
Inter-segment sales	204,898	—	204,898
Depreciation and amortization	2,610	8,806	11,416
Operating earnings	10,863	2,129	12,992
Capital expenditures	2,846	9,187	12,033
40 Weeks Ended January 5, 2013
Net sales	$863,718	$1,151,633	$2,015,351
Inter-segment sales	510,930	—	510,930
Depreciation and amortization	6,597	22,902	29,499
Operating earnings	28,164	14,044	42,208
Capital expenditures	6,555	27,377	33,932
40 Weeks Ended December 31, 2011
Net sales	$867,110	$1,152,343	$2,019,453
Inter-segment sales	508,953	—	508,953
Depreciation and amortization	6,499	21,692	28,191
Operating earnings	27,029	19,940	46,969
Capital expenditures	5,808	27,108	32,916

	January 5, 2013	March 31, 2012
Total assets
Distribution	$255,905	$216,873
Retail	533,291	541,110
Discontinued operations	5,365	5,490

Total	$794,561	$763,473

The following table presents sales by type of similar product and services:

	16 Weeks Ended				40 Weeks Ended
(Dollars in thousands)	January 5, 2013		December 31, 2011		January 5, 2013		December 31, 2011
Non-perishables (1)	396,802	50%	$404,429	51%	$995,923	49%	$1,002,771	50%
Perishables (2)	277,228	35	277,234	35	720,979	36	720,027	36
Pharmacy	63,058	8	65,912	8	160,685	8	164,019	8
Fuel	52,792	7	49,667	6	137,764	7	132,636	6

Consolidated net sales	$789,880	100%	$797,242	100%	$2,015,351	100%	$2,019,453	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 14 Company-Owned Life Insurance

Spartan Stores holds variable universal life insurance policies on certain key associates. The company-owned policies have annual premium payments of $0.8 million. The net cash surrender value of approximately $2.5 million and $1.6 million at January 5, 2013 and December 31, 2011, respectively, is recorded on the balance sheet in Other Long-term Assets. These policies have an aggregate amount of life insurance coverage of approximately $15 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan and Indiana.

We operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 375 independently owned grocery locations and our 100 corporate owned stores. We recently secured a new 12-store Distribution customer in Ohio. Shipments to this customer are expected to begin late in the fourth quarter. Our Retail segment operates 100 retail supermarkets in Michigan including D&W Fresh Markets, Family Fare Supermarkets, Glen’s Markets, VG’s Food and Pharmacy and Valu Land. In addition, our retail segment operates 30 fuel centers/convenience stores, generally adjacent to our supermarket locations. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters.

Our sales and operating performance vary with seasonality. Our first and fourth quarters are typically our lowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected by the timing of the Easter holiday, which results in a strong sales period. Many northern Michigan stores are dependent on tourism, which is affected by the economic environment and seasonal weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. Typically all quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. However, fiscal year 2012 included 53 weeks, therefore, the fourth quarter included a 13th week.

Results of Operations

The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales							Percentage Change
	16 Weeks Ended				40 Weeks Ended			16 Weeks Ended	40 Weeks Ended
(Unaudited)	Jan. 5, 2013		Dec. 31, 2011		Jan. 5, 2013	Dec. 31, 2011		Jan. 5, 2013	Jan. 5, 2013
Net sales	100.0		100.0		100.0	100.0		(0.9)	(0.2)
Gross margin	20.4		20.4		20.5	20.8		(1.2)	(1.9)
Selling, general and administrative expenses	18.9		18.9		18.4	18.5	*	(0.9)	(1.2)
Restructuring, asset impairment and other	0.0		0.0		0.0	0.0		**	**
(Gain) loss on disposal of assets	0.0		(0.1)		0.0	0.0		**	**

Operating earnings	1.5		1.6		2.1	2.3		(11.1)	(10.1)
Other income and expenses	0.9	*	0.6	*	0.6	0.6		23.2	1.5

Earnings before income taxes and discontinued operations	0.6		1.0		1.5	1.7		(34.3)	(14.0)
Income taxes	0.2		0.4	*	0.5	0.6	*	(41.4)	(25.0)

Earnings from continuing operations	0.4		0.6		1.0	1.1		(30.4)	(7.0)
Loss from discontinued operations, net of taxes	(0.0)		(0.0)		(0.0)	(0.0)		**	**

Net earnings	0.4		0.6		1.0	1.1		(31.7)	(7.3)

*	Difference due to rounding
**	Percentage change is not meaningful

Net Sales – Net sales for the quarter ended January 5, 2013 (“third quarter”) decreased $7.3 million, or 0.9%, from $797.2 million in the quarter ended December 31, 2011 (“prior year third quarter”) to $789.9 million. Net sales for the year-to-date period ended January 5, 2013 (“current year-to-date”) decreased $4.1 million, or 0.2%, from $2,019.5 million in the prior year-to-date period ended December 31, 2011 (“prior year-to-date”) to $2,015.4 million.

Net sales for the third quarter in our Retail segment increased $0.3 million, or 0.1%, from $443.5 million in the prior year third quarter to $443.8 million. Net sales for the year-to-date period decreased $0.7 million, or 0.1%, from $1,152.3 million in the prior year-to-date period to $1,151.6 million. The slight third quarter increase was primarily due to increased fuel center sales of $3.5 million driven by higher retail fuel prices and an increase in volume, partially offset by a decrease in comparable store sales of 1.2%, excluding fuel. Comparable store sales were negatively impacted by minimal inflation, a calendar shift due to the 53rd week in fiscal 2012 and the change in mix of pharmacy sales away from branded medications to generics. The year-to-date decrease was primarily due to a comparable sales decrease of 0.7% partially offset by an increase in fuel center sales of $6.6 million due to an increase in gallons sold and a higher retail fuel price.

We define a retail store as comparable when it is in operation for 14 periods (a period is four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

Net sales for the third quarter in our Distribution segment decreased $7.7 million, or 2.2%, from $353.8 million in the prior year third quarter to $346.1 million. Net sales for the current year-to-date period decreased $3.4 million, or 0.4%, from $867.1 million in the prior year-to-date period to $863.7 million. The third quarter decrease was primarily due to lower sales to existing independent customers of $5.8 million in warehouse sales and $3.0 million in pharmacy sales, partially offset by new distribution customer business of $2.7 million. The year-to-date decrease was primarily due to lower sales to existing independent customers of $8.2 million in warehouse sales and $5.6 million in pharmacy sales, partially offset by new distribution customer business of $12.6 million.

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

Gross margin for the third quarter decreased $2.0 million, or 1.2%, from $163.0 million in the prior year third quarter to $161.0 million. As a percent of net sales, gross margin for the third quarter remained flat at 20.4%. The stable gross margin rate was a result of reduced inflation-driven inventory gains and a higher mix of lower margin fuel sales offset by lower LIFO expense of $1.5 million. Gross margin for the year-to-date period decreased $8.1 million, or 1.9%, from $421.0 million in the prior year-to-date period to $412.9 million. As a percent of net sales, gross margin for the year-to-date period decreased to 20.5% from 20.8% as a result of lower retail margins, reduced inflation-driven inventory gains at the Distribution segment and a higher mix of lower margin fuel sales, partially offset by lower LIFO expense of $1.7 million.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the third quarter decreased $1.4 million, or 0.9%, from $150.5 million in the prior year third quarter to $149.1 million. As a percent of net sales, SG&A expenses were 18.9% for the third quarter compared to 18.9% in the prior year third quarter. SG&A expenses for the year-to-date period decreased $4.7 million, or 1.2%, from $374.7 million in the prior year-to-date period to $370.0 million. As a percent of net sales, SG&A expenses were 18.4% for the current year-to-date period compared to 18.6% in the prior year-to-date period.

The net decrease in third quarter SG&A expenses was primarily due to the following:

•	Decreased incentive compensation expense of $1.1 million based upon performance metrics.

•	Decreased advertising of $0.8 million due to the cycling of the rollout of the Yes customer loyalty program.

•	Decreased retirement plan expense of $0.8 million related to the frozen pension plan.

•	Increased health care costs of $1.6 million.

•	Decreases in various other expenses.

The net decrease in year-to-date SG&A expenses was primarily due to the following:

•	Decreased incentive compensation expense of $3.2 million based upon performance metrics.

•	Decreased retirement plan expense of $1.3 million related to the frozen pension plan.

•	Decreased retail store labor of $1.1 million driven by lower retail sales and efficiencies.

•	Decreased unusual corporate professional fees of $1.2 million.

•	Decreased rent expenses of $0.8 million driven by renegotiated rental terms.

•	Decreased property taxes of $0.8 million driven by lower valuations.

•	Increased health care costs of $2.6 million.

•	Increased depreciation and amortization expense of $1.3 million related to our capital investments.

Restructuring, Asset Impairment and Other – There were no third quarter charges in either year relating to Restructuring, Asset Impairment and Other. For the year-to-date period, charges of $0.4 million primarily relate to a single store asset impairment charge resulting from the local economic and competitive environment of this store and its impact on forecasted financial performance. The prior year-to-date period restructuring benefit of $0.1 million related primarily to change in estimates made related to final settlements of expired leases and expenses related to two closed retail stores.

Interest Expense – Interest expense decreased $1.1 million, or 20.5%, from $5.3 million in the prior year third quarter to $4.2 million. For the year-to-date period, interest expense decreased $1.5 million, or 12.6%, from $11.9 million to $10.4 million. The decrease in interest expense was due primarily to a $0.8 million charge for terminating the interest rate swap agreement in the prior year third quarter and lower average outstanding borrowings.

Debt Extinguishment – A charge of $2.3 million was incurred in the third quarter ended January 5, 2013 in connection with the private exchange of $40.3 million of Convertible Senior Notes.

Income Taxes – The effective tax rate was 31.8% and 35.7% for this year’s third quarter and the prior year’s third quarter, respectively. For the year-to-date period and prior year-to-date period the effective income tax rate was 34.2% and 39.2% respectively. The difference from the statutory rate for the year-to-date periods is primarily the result of changes to the state of Michigan tax laws. The first quarter of fiscal 2013 includes a $0.7 million net after-tax benefit and the first quarter of fiscal 2012 includes a net after-tax charge of $0.5 million due to these changes. Excluding these items the effective tax rate for the year-to-date period was 36.5% and 37.7% for fiscal 2013 and fiscal 2012 respectively.

Adjusted earnings from Continuing Operations

Adjusted earnings from continuing operations is a non-GAAP operating financial measure that we define as earnings from continuing operations plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

We believe that Adjusted earnings from continuing operations provides a meaningful representation of our operating performance for the Company. We consider Adjusted earnings from continuing operations as an additional way to measure operating performance on an ongoing basis. Adjusted earnings from continuing operations is meant to reflect the ongoing operating performance of all of our retail stores and wholesale operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because Adjusted earnings from continuing operations is a performance measure that management uses to allocate resources, assess performance against its peers and evaluate overall performance, we believe it provides useful information for our investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with us request our operating financial results in Adjusted earnings from continuing operations format.

Adjusted earnings from continuing operations is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. Our definition of Adjusted earnings from continuing operations may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of Earnings from continuing operations to Adjusted earnings from continuing operations for quarters and year-to-date periods ended January 5, 2013 and December 31, 2011.

(Unaudited)

(In thousands, except per share data)

	Third Quarter
	January 5, 2013		December 31, 2011
		Earnings per diluted share		Earnings per diluted share
Earnings from continuing operations	$3,472	$0.16	$4,988	$0.22
Adjustments, net of taxes:
Acquisition related professional fees	250	0.01
Gain on sale of assets			(351)	(0.02)
Interest rate swap termination			499	0.02
Debt extinguishment	1,443	0.07		—

Adjusted earnings from continuing operations	$5,165	$0.24	$5,136	$0.22

	Year-to-date
	January 5, 2013		December 31, 2011
		Earnings per diluted share		Earnings per diluted share
Earnings from continuing operations	$19,903	$0.91	$21,393	$0.93
Adjustments, net of taxes:
Acquisition related professional fees	250	0.01
Non-recurring professional fees			744	0.03
Asset impairment and restructuring charge	225	0.01
Gain on sale of assets	(422)	(0.02)	(351)	(0.01)
Interest rate swap termination			499	0.02
Debt extinguishment	1,443	0.07		—
Impact of state tax law changes	(623)	(0.03)	518	0.02

Adjusted earnings from continuing operations	$20,776	$0.95	$22,803	$0.99

Adjusted EBITDA

Consolidated Adjusted EBITDA is a non-GAAP operating financial measure that we define as net earnings from continuing operations plus depreciation and amortization, and other non-cash items including imputed interest, deferred (stock) compensation, the LIFO provision, as well as adjustments for items that do not reflect our ongoing operating activities and costs associated with the closing of operational locations, interest expense and the provision for income taxes.

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

Following is a reconciliation of net earnings to Adjusted EBITDA for quarters and year-to-date periods ended January 5, 2013 and December 31, 2011.

(In thousands)

	Third Quarter		Year-to-Date
	January 5, 2013	December 31, 2011	January 5, 2013	December 31, 2011
Net earnings	$3,400	$4,977	$19,708	$21,258
Add:
Discontinued operations	72	11	195	135
Income taxes	1,620	2,764	10,352	13,794
Interest expense	4,193	5,274	10,420	11,928
Debt extinguishment	2,285	—	2,285	—
Non-operating expense	(23)	(34)	(752)	(146)

Operating earnings	11,547	12,992	42,208	46,969
Add:
Depreciation and amortization	12,024	11,416	29,499	28,191
LIFO expense (income)	(396)	1,134	984	2,661
Restructuring and asset impairment costs	—	(2)	356	(137)
Acquisition related professional expenses	396		396
Non-recurring professional fees		—		1,194
Non-cash stock compensation and other charges	1,487	448	3,249	2,808

Adjusted EBITDA	$25,058	$25,988	$76,692	$81,686

Reconciliation of operating earnings to adjusted EBITDA by segment:

	Third Quarter		Year-to-date
	January 5, 2013	December 31, 2011	January 5, 2013	December 31, 2011
Retail:
Operating earnings	$2,054	$2,129	14,044	19,940
Add:
Depreciation and amortization	9,358	8,806	22,902	21,692
LIFO expense	216	785	1,064	1,749
Restructuring and asset impairment costs	—	(2)	356	(100)
Acquisition related professional fees	396	—	396	—
Non-cash stock compensation and other charges	557	(155)	2,014	982

Adjusted EBITDA	$12,581	$11,563	$40,776	$44,263

Distribution:
Operating earnings	$9,493	$10,863	$28,164	$27,029
Add:
Depreciation and amortization	2,666	2,610	6,597	6,499
LIFO expense	(612)	349	(80)	912
Restructuring and asset impairment costs	—	—	—	(37)
Non-recurring professional fees	—	—	—	1,194
Non-cash stock compensation and other	930	603	1,235	1,826

Adjusted EBITDA	$12,477	$14,425	$35,916	$37,423

Discontinued Operations

Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the year-to-date third quarter and prior year-to-date third quarter:

(In thousands)	January 5, 2013	December 31, 2011
Net cash provided by operating activities	$27,296	$51,181
Net cash used in investing activities	(44,873)	(32,978)
Net cash provided by (used in) financing activities	412	(6,684)
Net cash used in discontinued operations	(351)	(284)

Net (decrease) increase in cash and cash equivalents	(17,516)	11,235
Cash and cash equivalents at beginning of period	26,476	43,824

Cash and cash equivalents at end of period	$8,960	$55,059

Net cash provided by operating activities decreased from the prior year-to-date period primarily due to increased investment in inventory due predominantly to the shift in timing of our quarter end, the payment of fiscal year 2012 incentive compensation and profit sharing, income tax payments of $10.2 million, and $5.5 million in advanced payments to customers under new supply agreements.

Net cash used in investing activities increased during the current year-to-date period primarily due to cash paid for the acquisition of one supermarket and one fuel center partially offset by proceeds from the sale of assets. Our Retail and Distribution segments utilized 80.7% and 19.3% of our capital spending, respectively in fiscal 2013 and 82.4% and 17.6% in fiscal 2012, respectively. Expenditures during the current fiscal year were primarily related to new stores and store remodels. We expect capital and real estate development expenditures to range from $43.5 million to $44.5 million for fiscal 2013.

Net cash provided by financing activities in fiscal 2013 resulted primarily from net proceeds from the revolving credit facility of $13.8 million, proceeds from the issuance of new senior notes of $9.7 million, partially offset by share repurchases of $11.4 million, dividends paid of $5.2 million and payment of financing fees of $2.7 million. In the prior year-to-date period, net cash used in financing activities resulted primarily from dividends paid of $4.5 million and repayment of long-term borrowings of $3.3 million, partially offset by proceeds from the issuance of common stock of $0.8 million. The increase in dividends paid was due to a 16% increase in dividends from $0.065 per share to $0.08 per share that was approved by the Board of Directors and announced on May 15, 2012. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at January 5, 2013 are $4.1 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations includes the net cash flows of our discontinued operations and consists primarily of the payment of closed store lease costs and other liabilities partially offset by sublease income.

Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility.

Please see Note 4, “Long-Term Debt,” of the Notes to Consolidated Financial Statements in this Report, regarding our exchange and sale of $50.0 million aggregate principal amount of newly issued four-year unsecured 6.625% Senior Notes due 2016.

Interest on our convertible senior notes is payable on May 15 and November 15 of each year. The revolving credit facility matures December 2017, and is secured by substantially all of our assets. On January 4, 2013, Spartan Stores notified the Convertible Senior Note holders that it is calling the remaining convertible senior notes for redemption in accordance with the terms of the notes. This redemption will be funded by borrowings on the senior secured revolving credit facility. As of January 5, 2013, our senior secured revolving credit facility had outstanding borrowings of $13.8 million and additional available borrowings of $163.4 million, which exceeds the minimum excess availability levels, as defined in the credit agreement. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, the convertible debt redemption and debt service obligations for the foreseeable future. However, there can be no assurance that Spartan Stores’ business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

On January 9, 2012, Spartan Stores announced the early termination of its interest rate swap agreement. The Company repaid the balance on its credit facility and swap termination fee from available cash.

Our current ratio increased to 1.20:1.00 at January 5, 2013 from 1.13:1.00 at March 31, 2012 and our investment in working capital increased to $35.9 million at January 5, 2013 from $24.7 million at March 31, 2012 principally due to inventory investment and prepaid taxes.

Our total net long-term debt (including current maturities and capital lease obligations net of cash and cash equivalents) to total capital ratio at January 5, 2013 was 0.33:1.00 versus 0.26:1.00 at March 31, 2012 and our debt to capital ratio at January 5, 2013 was 0.34:1.00 versus 0.30:1.00 at March 31 2012. Total net long-term debt is a non-GAAP financial measure that is defined as long-term debt and capital lease obligations plus current maturities of long-term debt and capital lease obligations less cash and cash equivalents. The Company believes investors find the information useful because it reflects the amount of long term debt obligations that are not covered by available cash and temporary investments.

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of January 5, 2013 and March 31, 2012.

(In thousands)	January 5, 2013	March 31, 2012
Current maturities of long-term debt and capital lease obligations	$4,104	$4,449
Long-term debt and capital lease obligations	166,843	133,565

Total Debt	170,947	138,014
Cash and cash equivalents	(8,960)	(26,476)

Total net long-term debt	$161,987	$111,538

For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. At January 5, 2013, there have been no material changes to our significant contractual obligations outside the ordinary course of business, except for the redemption of the senior convertible notes and the issuance of senior notes.

Indebtedness and Liabilities of Subsidiaries

On May 30, 2007, we sold $110 million aggregate principal amount of 3.375% Convertible Senior Notes due 2027 (the “Notes”). The Notes are general unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. Because the Notes are unsecured, they are structurally subordinated to our subsidiaries’ existing and future indebtedness and other liabilities and any preferred equity issued by our subsidiaries. We rely in part on distributions and advances from our subsidiaries in order to meet our payment obligations under the notes and our other obligations. The Notes are not guaranteed by our subsidiaries. Many of our subsidiaries serve as guarantors with respect to our existing credit facility. Creditors of each of our subsidiaries, including trade creditors, and preferred equity holders, generally have priority with respect to the assets and earnings of the subsidiary over the claims of our creditors, including holders of the Notes. The Notes, therefore, are effectively subordinated to the claims of creditors, including trade creditors, judgment creditors and equity holders of our subsidiaries. In addition, our rights and the rights of our creditors, including the holders of the notes, to participate in the assets of a subsidiary during its liquidation or reorganization are effectively subordinated to all existing and future liabilities and preferred equity of that subsidiary. The Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing such indebtedness and to existing and future indebtedness and other liabilities of our subsidiaries (including subsidiary guarantees of our senior credit facility).

Please see Note 4, “Long-Term Debt,” of the Notes to Consolidated Financial Statements in this Report, regarding our exchange and sale of $50.0 million aggregate principal amount of newly issued four-year unsecured 6.625% Senior Notes due 2016.

The following table shows the indebtedness and other liabilities of our subsidiaries as of January 5, 2013:

Spartan Stores Subsidiaries Only

(In thousands)

January 5, 2013
Current Liabilities
Accounts payable	$116,074
Accrued payroll and benefits	31,163
Other accrued expenses	18,982
Current portion of restructuring costs	3,297
Current maturities of long-term debt and capital lease obligations	4,104

Total current liabilities	173,620
Long-term Liabilities
Postretirement benefits	12,582
Other long-term liabilities	12,858
Restructuring costs	5,427
Long-term debt and capital lease obligations	49,018

Total long-term liabilities	79,885
Total Subsidiary Liabilities	253,505
Operating Leases	127,433

Total Subsidiary Liabilities and Operating Leases	$380,938

Ratio of Earnings to Fixed Charges

For purposes of calculating the ratio of earnings to fixed charges under the terms of the Convertible Senior Notes, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issue costs. Our ratio of earnings to fixed charges was 1.67:1.00 and 1.88:1.00 for the current year third quarter and prior year third quarter, respectively, and 2.59:1.00 and 2.71:1.00 for the year-to-date and prior year-to-date periods, respectively.

For purposes of calculating the ratio of earnings to fixed charges under the terms of the New Senior Notes, earnings consist of net earnings, as adjusted under the terms of the Senior Notes indenture, plus income tax expense, fixed charges and non-cash charges, less cash payments relating to non-cash charges added back to net earnings in prior periods. Fixed charges consist of interest cost, including capitalized interest, and amortization of debt issue costs. Our ratio of earnings to fixed charges was 7.53:1.00 for the four quarters ended January 5, 2013.

Off-Balance Sheet Arrangements

We had letters of credit totaling $0.6 million outstanding and unused at January 5, 2013. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

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

An evaluation of the effectiveness of the design and operation of Spartan Stores’ disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of January 5, 2013 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of Spartan Stores’ management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Spartan Stores’ management, including the CEO and CFO, concluded that Spartan Stores’ disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in Spartan Stores’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores’ internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of its own common stock during the third quarter. On May 17, 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of the Company’s common stock. The Company did not repurchase shares of common stock under this program during the quarter ended January 5, 2013. All employee transactions are under associate stock compensation plans. These may include: (1) shares of Spartan Stores, Inc. common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Spartan Stores, Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs or Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
					(In thousands)
September 16 – October 13, 2012
Employee Transactions	117		$15.31
Repurchase Program (1)	—		$—	—	$26,238
October 14 – November 10, 2012
Employee Transactions	—		$—
Repurchase Program (1)	—		$—	—	$26,238
November 11 – December 8, 2012
Employee Transactions	—		$—
Repurchase Program (1)	—		$—	—	$26,238
December 9 – January 5, 2013
Employee Transactions	—		$—
Repurchase Program (1)	—		$—	—	$26,238
Total for Third Quarter ended January 5, 2013		$
Employee Transactions	117		$15.31
Repurchase Program (1)	—		$—	—	$26,238

(1)	On May 17, 2011 the Board of Directors authorized a stock repurchase plan of up to $50 million. The plan expires on May 18, 2016.

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture dated December 6, 2012 by and among Spartan Stores, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.1	Exchange and Purchase Agreement dated December 4, 2012 between the Company and the Holder named therein. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.2	Amendment No. 12 to Loan and Security Agreement dated December 4, 2012 by and among Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Bank of America, N.A., PNC Bank National Association, Fifth Third Bank and US Bank National Association. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: February 14, 2013	By	/s/ David M. Staples
David M. Staples
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized to sign for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1 3.2

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

4.1	Indenture dated December 6, 2012 by and among Spartan Stores, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.1	Exchange and Purchase Agreement dated December 4, 2012 between the Company and the Holder named therein. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.2	Amendment No. 12 to Loan and Security Agreement dated December 4, 2012 by and among Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Bank of America, N.A., PNC Bank National Association, Fifth Third Bank and US Bank National Association. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.