Form 10-K
period 2013-03-30
SPARTAN STORES INC
filed 2013-05-23
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 30, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Select Market on September 14, 2012 (which was the last trading day of the registrant’s second quarter in the fiscal year ended March 30, 2013) was $332,124,318.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of May 20, 2013 was 21,894,825 all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held July 30, 2013

Forward-Looking Statements

The matters discussed in this Annual Report on Form 10-K include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. (together with its subsidiaries, “Spartan Stores”). These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management “expects,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” or is “optimistic” or “confident” that a particular occurrence or event “will,” “may,” “could,” “should” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that the Company is “positioned” for a particular result, or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to achieve sales and earnings expectations; improve operating results; maintain and strengthen our retail-store performance; assimilate acquired stores; maintain or grow sales; respond successfully to competitors including new openings; maintain gross margin; effectively address food cost or price inflation or deflation; maintain and improve customer and supplier relationships; realize expected benefits of restructuring; realize growth opportunities; maintain or expand our customer base; reduce operating costs; sell on favorable terms assets held for sale; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends, and successfully implement and realize the expected benefits of the other programs, initiatives, systems, plans, priorities, strategies, objectives, goals or expectations described in this Annual Report, our other reports, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed in the “Risk Factors” discussion in Item 1A of this Annual Report.

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

Overview

Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan, Indiana and Ohio. We operate two reportable business segments: Distribution and Retail. We believe that we are the ninth largest wholesale distributor to supermarkets in the United States and the largest wholesale distributor to supermarkets in Michigan. According to reports provided by Metro Market Studies, our distribution and retail operations hold a combined #1 or #2 market share in the Northern Michigan and Western Michigan markets we serve and a #3 market share in our other Michigan markets. For the fiscal year ended March 30, 2013 (“fiscal 2013”), we generated net sales of approximately $2.6 billion.

Established in 1917 as a cooperative grocery distributor, Spartan Stores converted to a for-profit business corporation in 1973. In January 1999, we began to acquire retail supermarkets in our focused geographic regions. In August 2000, our common stock became listed on the NASDAQ Stock Market under the symbol “SPTN.” With approximately 8,650 associates, Spartan Stores distributes a wide variety of products to approximately 390 independent grocery stores and operates 101 conventional supermarkets.

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

Spartan Stores has established key management priorities that focus on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Distribution and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:

•

Retail sales growth: Continue refining our capital plan focusing on remodels, replacement stores, banner consolidation, adjacent acquisitions, expansions and new stores to fill in existing markets, leverage investments in fuel centers and pharmacy operations to drive related supermarket customer traffic and continue to focus on category management initiatives including leveraging our customer loyalty card data, specifically focusing on fresh and value oriented offerings. We also pursue prudent acquisitions to grow this segment.

•

Distribution sales growth: Focus on increasing penetration of existing customers, attracting new in-market customers and adjacent-state customers, continue to share “best retail practices” with customers, provide a superior value-added relationship and pursue appropriate acquisitions.

•

Margin optimization: Continued focus on leveraging our customer loyalty card data, increasing penetration of private brand programs, focus on value offerings, enhancing offerings in our fresh department, lowering the cost of merchandise through vendor partnerships, E-sourcing, and improving retail shrink.

•

Selling, general and administrative (“SG&A”) expense cost containment: Continue to focus on improving efficiency and general cost containment in all areas to allow us to remain cost competitive in the long-term.

We believe significant progress has been made towards achieving these long-term priorities in recent years and we will continue to focus on these priorities.

Distribution Segment

Our Distribution segment provides a selection of approximately 46,000 stock-keeping units (SKU’s), including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care items to approximately 390 independent grocery stores and our 101 corporate-owned stores. Also included are over 4,100 private brand grocery and general merchandise items. Total net sales from our Distribution segment, including shipments to our corporate-owned stores, which are eliminated in the consolidated financial statements, were approximately $1.8 billion for fiscal 2013.

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

Our Distribution customer base is very diverse, with no single customer, excluding corporate-owned stores, exceeding 5% of consolidated net sales. Our five largest Distribution customers (excluding corporate-owned stores) accounted for approximately 20% of our fiscal 2013 Distribution net sales. In addition, approximately 78% of Distribution net sales, including corporate-owned stores, are covered under supply agreements with our Distribution customers or are directly controlled by Spartan Stores.

Distribution Functions. Our Distribution business utilized approximately 1.4 million square feet of warehouse, distribution and office space as of March 2013. We supply our independent Distribution customers and our corporate-owned stores from our distribution center located in Grand Rapids, Michigan. We believe that our distribution facility is strategically located to efficiently serve our customers. We are continually evaluating our inventory movement and assigning SKU’s to appropriate areas within our distribution center facilities to reduce the time required to stock and pick products in order to achieve additional efficiencies.

We maintain a fleet of 101 over-the-road tractors, 216 dry vans, and 167 refrigerated trailers, substantially all of which are leased. To further support distribution operations, we operate six yard switchers and one on site fuel tanker. Through routing optimization, we were able to reduce our annual miles by 385,000 to approximately 12.1 million in fiscal 2013 allowing us to reduce our number of tractors from the previous fiscal year. We were also able to extend leases set to expire in the fourth quarter of fiscal 2013 on 32 of our 2009 tractors until the fourth quarter of fiscal 2014. This will allow us to take advantage of updates in technology as we review 2014 model year vehicles introduced by manufacturers. We plan to look at a similar strategy as additional equipment is subject to renewal while remaining committed to the ongoing investment required to maintain a best in class fleet while focusing on low cost, environmentally friendly solutions.

We plan to lease 26 new 53-foot refrigerated trailers in the first quarter of fiscal 2014. These trailers will be equipped with a Carrier Vector refrigeration unit. The new Vector units have the capability to run on electric standby, offering an economical and environmentally friendly alternative to diesel fuel. We have an additional 66 refrigerated trailers we plan to replace in the third quarter of fiscal 2014, which are planned to be equipped with standby technology as well.

In fiscal 2014, we will implement six Automated Guided Vehicles (AGVs) in our grocery warehouse. The AGV’s will perform put-away, replenishment and full pallet selection in approximately 150,000 square feet of the warehouse. After installation in the second quarter of fiscal 2014, this new equipment and technology are expected to improve both the efficiency and capacity of the grocery warehouse.

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

Our Retail segment operates 101 retail supermarkets predominantly in midsize metropolitan, tourist and lake communities of Michigan. Our retail supermarkets are operated under banners including Family Fare Supermarkets, D&W Fresh Markets, Glen’s Markets, VG’s Food and Pharmacy, Forest Hills Foods and Valu Land.

Our 101 retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. In 67 of our supermarkets, we also offer pharmacy services. In addition to nationally advertised products, the stores carry private brand items, including our flagship Spartan brand and Fresh Selections, Top Care, a health and beauty care brand, Valu Time, a value brand, Full Circle, a natural and organic brand, World Classics a premium, unique and worldly brand, B-leve a premium bath and beauty brand, and Paws, a pet supplies brand. These private brand items provide enhanced retail margins and we believe they help generate increased customer loyalty. See “Merchandising and Marketing—Corporate Brands.” Our retail supermarkets range in size from approximately 18,466 to 65,821 total square feet and average approximately 41,000 total square feet per store.

We operate 30 fuel centers at our supermarket locations operating under the banners Family Fare Quick Stop, D&W Quick Stop, Glen’s Quick Stop, VG’s Quick Stop and Forest Hills Quick Stop. These fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of popular consumable products. Our prototypical Quick Stop stores are approximately 1,100 square feet in size and are generally located adjacent to our supermarkets. We have experienced increases in supermarket sales upon opening fuel centers and initiating cross-merchandising activities. We are planning to continue to open additional fuel centers at certain of our supermarket locations over the next few years.

Our stores are primarily the result of acquisitions from January 1999 to December 2012. The following chart details the changes in the number of our stores over the last five fiscal years:

Fiscal Year	Number of Stores at Beginning of Fiscal Year	Stores Acquired or Added During Fiscal Year	Stores Closed or Sold During Fiscal Year	Number of Stores at End of Fiscal Year
2009	99	17	16	100
2010	100	—	4	96
2011	96	1	—	97
2012	97	—	1	96
2013	96	5	—	101

During fiscal 2013, we relocated one store, completed five major remodels of our stores as well as many other limited remodels and store resets. In addition, we acquired one supermarket and one fuel center. We also opened four new Valu Land stores and two new fuel centers.

We expect to continue making meaningful progress with our capital investment program during fiscal 2014 by opening one to three new Valu Land stores, completing up to 12 minor remodels and three major remodels of our stores and converting up to 13 Glen’s Markets locations to the Family Fare Supermarkets brand. We evaluate proposed retail projects based on demographics and competition within each market, and prioritize projects based on their expected returns on investment. Approval of proposed capital projects requires a projected internal rate of return that meets or exceeds our policy; however, we may undertake projects that do not meet this standard to the extent they represent required maintenance or necessary infrastructure improvements. In addition, we perform a post completion review of financial results versus our expectation on all major projects. We believe that focusing on such measures provides us with an appropriate level of discipline in our capital expenditures process.

Products

We offer a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. Our consolidated net sales include the net sales of our corporate-owned stores and fuel centers and the net sales of our Distribution business, which excludes sales to affiliated stores.

The following table presents sales by type of similar product and services:

(Dollars in thousands)	2013		2012		2011
Non-perishables (1)	$1,289,461	49.4%	$1,293,147	49.1%	$1,297,719	51.2%
Perishables (2)	930,659	35.7	933,545	35.4	906,945	35.8
Fuel	209,028	8.0	219,903	8.4	123,262	4.9
Pharmacy	179,012	6.9	187,631	7.1	205,138	8.1

Consolidated net sales	$2,608,160	100%	$2,634,226	100%	$2,533,064	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note: Fiscal 2012 had 53 weeks while both 2013 and 2011 had 52 weeks.

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

Marketing and Merchandising

General. We continue to align our marketing and merchandising strategies with current consumer behaviors by providing initiatives centered on loyalty, value, and health and wellness. These strategies focus on consumer driven programs to effectively leverage the use of loyalty card program data and category management principles and satisfy the consumer’s needs.

Our over-arching focus on the consumer gives us insight into purchasing and consumption behavior and the flexibility to adapt to rapidly changing market conditions by making tactical adjustments to our marketing and merchandising programs that deliver more tangible value to our customers. We will continue to expand these offerings and partner with our independent customers over time to realize incremental benefits.

As we expand our service offerings, we believe that we differentiate ourselves from our competitors by offering a full set of services, from value added services in our distribution segment to the addition of fuel centers and Starbucks Coffee shops in some of our retail stores. To engender loyalty with our customers, we provide them with discounts on fuel purchases at our fuel centers. Fuel centers have proven to be effective traffic-builders for fuel-purchasing customers who wish to take advantage of cross-promotions between the stores and the Quick Stop fuel centers. Consumers are focusing on value in today’s economy, and offerings such as the fuel rewards program are helping us to meet that need.

We continue to evolve our Pharmacy Plus program by connecting with the consumer and focusing on health and wellness. We offer pharmacy services in 67 of our supermarkets and believe the pharmacy service offering is an important part of the consumer experience. As a result, to provide excellent value on medications, we offer free medications (antibiotics, diabetic medications and pre-natal vitamins) along with generic drugs for $4 and $10 as well as food solutions for preventative health and education for our customers.

In fiscal 2012, we expanded our “Yes Rewards” customer loyalty program to include Family Fare and D&W Fresh Market locations, effectively linking all of our conventional grocery stores to the same loyalty platform. This program, which was first introduced in the Glen’s Markets banner in the first quarter of fiscal 2010 and expanded to VG’s Food and Pharmacy in fiscal 2011, is providing us with more sophisticated data to better understand our customers’ purchasing behavior. This information is integral to improving the effectiveness of our promotions, marketing and merchandising programs. We also expect the program to help build longer-term customer loyalty, improve our sales growth opportunities and further strengthen our market position. We expect to achieve these goals by understanding what is important to our customers and being able to offer relevant communication, products and promotional offers.

We strive to be a health and wellness solution for our customers as well. One way that we do this is with our Nutrition Guide tags which provide nutrition information on shelf tags for thousands of items throughout the store, making it easy for our customers to purchase items that meet their health needs. We were also one of the first retailers in the country to begin to incorporate the Food Marketing Institute’s “Facts Up Front” nutrition labeling on our Spartan and Spartan Fresh Selections private brand packages. We expect to be the first retailer in the country to have substantially all of our private brand packaging to incorporate Facts Up Front on the label by the end of calendar 2013. In addition, based on the success of our corporate-owned retail stores, we have rolled out our Nutrition Guide program to our independent distribution customers as well. This value-add service enables our independent customers to communicate important product nutrition information to their customers in a consumer-friendly manner.

At Spartan Stores, we are committed to being a consumer driven retailer. In fiscal 2009, we implemented a customer satisfaction program that gives consumers a channel for communicating their store experiences. Retail customers are randomly selected via point-of-sale receipts and invited to give us feedback by taking an online survey. Results of these surveys help us assess overall customer satisfaction and identify several opportunities to focus on to drive consumer satisfaction and loyalty. From this program we have developed a fresh selection initiative to drive our competitive advantage. We value the opinions of our consumers and believe the best way to deliver a high quality shopping experience is to let customers tell us what they want and need. We believe this survey dialogue will better enable us to identify opportunities for continuous improvements for consistency and excellence in the overall consumer experience.

Over the past two years we have been experimenting with a value store format, under the banner Valu Land. We converted three small store locations to this format in fiscal 2012 and during fiscal 2013 we opened four new

Valu Land locations and we plan to open one to three additional new Valu Land locations in fiscal 2014. We are still very early in the development and testing of this store format and will continue to fine tune the offering as our learnings progress.

Private Brands. We currently market and distribute over 4,100 private brand items including our flagship Spartan brand, Spartan Fresh Selections, Top Care, a health and beauty care brand, Full Circle, a natural and organic brand, World Classics a premium, unique and worldly brand, Paws, a pet supplies brand, B-leve a premium bath and beauty brand, and Valu Time, a value brand. We believe that our private brand offerings are part of our most valuable strategic assets, demonstrated through customer loyalty and profitability. These product offerings are serving us particularly well as the consumer becomes more value orientated.

We have worked diligently to develop a premier private brand program. We have added more than 400 corporate brand products to our consumer offer in the past year and plan to introduce approximately 300 new items in fiscal 2014. Our products are continually recognized for excellence in packaging design and product development. These awards underscore our continued commitment to providing the consumer with quality products at exceptional value.

We continually focus on pursuing new opportunities and expanding our offerings to consumers. In fiscal 2014, we plan to launch a new baby brand, Tippy Toes by TopCare, which we expect to drive awareness about baby products and offerings available at Spartan Stores.

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

We believe we have developed and implemented strategies and processes that allow us to remain competitive in our Retail segment. We monitor planned store openings by our competitors and have established proactive strategies to respond to new competition both before and after the competitive store opening. Strategies to combat competition vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, four competitor supercenters opened in markets in which we operate corporate-owned stores. One additional opening is expected to occur during fiscal 2014 against our corporate-owned stores. As a result of these openings we believe the majority of our supermarkets compete with one, if not multiple, supercenters.

The primary competitive factors in the distribution business include price, product quality, variety and service. We believe our overall service level, defined as actual units shipped divided by actual units ordered is among industry leading performance in our Distribution segment.

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

Suppliers

We purchase products from a large number of national, regional and local suppliers of name brand and private brand merchandise. We have not encountered any material difficulty in procuring or maintaining an adequate level of products to serve our customers. No single supplier accounts for more than 11% of our purchases. We continue to develop strategic relationships with key suppliers and we believe this will prove valuable in the development of enhanced promotional programs and consumer value perceptions.

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

Supply Chain. During fiscal 2013, we continued to make major enhancements to our web based product information system for use by our distribution customers. We added the first phase of our new retail price management system which allows our independent customers to better manage and control the retail prices of the products we supply. We also improved the features in the system to manage production of shelf labels. We installed a major upgrade to our wholesale order processing system. In the distribution area, we upgraded the voice technology hardware and software in our warehouses to provide added capabilities to the system. We installed a new fuel management system and a new facilities maintenance management system. These projects are all designed to provide expanded and more timely information so our distribution customers can make better decisions and more effectively compete in the marketplace.

Retail Systems. During fiscal 2013, we completed a major hardware and software upgrade to our Point-of-Sale system which provided the technology to move to a touch screen based system. We implemented the first Pharmacy Central Fill site to provide improved efficiencies to our pharmacy operation. We enhanced the loyalty marketing system to provide e-mail click–to-card capability and we developed and deployed mobile smartphone applications. We enhanced functionality for our consumer web sites and completely revamped our corporate web site.

Administrative Systems. During fiscal 2013, we completed a major upgrade to our financial system to add new functionality and features. We implemented numerous enhancements to our Human Resource system in the areas of management self service functions, applicant management system and our learning management system.

Information Technology Infrastructure. We completed a storage system upgrade to our backup storage system. We added additional processing capacity and increased our network bandwidth at our primary and backup data centers. We continued to enhance our security systems at our retail locations and our central processing sites.

Subsidiaries

Our Distribution segment consists primarily of our wholly owned subsidiary, Spartan Stores Distribution, LLC. We operate our Retail segment through our wholly owned subsidiary, Seaway Food Town, Inc. and its respective subsidiaries.

Associates

We currently employ approximately 8,650 associates, 4,225 of which are full-time and 4,425 of which are part-time. Unions represent approximately 8% of our associates.

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

The effects of industry consolidation and the expansion of alternative store formats have resulted in, and continue to result in, market share losses for traditional grocery stores. These trends have produced even stronger competition for our retail business and for the independent customers of our distribution business. To the extent our independent customers are acquired by our competitors or are not successful in competing with other retail chains and non-traditional competitors, sales by our distribution business will be affected. If we fail to implement strategies to respond efffectively to these competitive pressures, our operating results could be adversely affected by price reductions, decreased sales or margins, or loss of market share.

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

Our business is sensitive to changes in general economic conditions. In recent years, the United States has experienced volatility in the economy and financial markets due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sector, the decline in the housing market, diminished market liquidity, falling consumer confidence and rising unemployment rates. Furthermore, most of our sales are to customers located in Michigan and Indiana and the Michigan economy in particular is dependent upon the automotive industry, which is still challenged. Michigan continues to have one of the highest unemployment rates in the country. These adverse economic conditions in our markets, potential reduction in the populations in our markets and the loss of purchasing power by residents in our markets could reduce the amount and mix of groceries purchased, adversely affecting our revenues and profitability. Further adverse developments in the automotive and auto supply industries in Michigan and Indiana could have an additional adverse affect on purchasing power of our customers and prospective customers in some markets served by our retail stores and those of our Distribution customers. This could lead to additional reductions in consumer spending, to consumers trading down to less expensive mix of products or to consumers trading down to discounters, all of which may affect our financial condition and results of operations.

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

In this uncertain economy, it is difficult to forecast whether fiscal 2014 will be a period of inflation or deflation. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. If we experience significant inflation or deflation, especially in the context of continued lower consumer spending, then our financial condition and results of operations may be adversely affected.

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

Most of our warehouse associates in our Distribution business segment are covered by a collective bargaining agreement which expires in October 2015. We expect that rising health care, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation with the labor union. Upon the expiration of our collective bargaining agreement, work stoppages by the affected workers could occur if we are unable to negotiate an acceptable contract with the labor union. This could significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreement, we may experience increased operating costs and an adverse impact on future results of operations.

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

We contribute to the Central States Southeast and Southwest Pension Fund, a multi-employer pension plan, based on obligations arising under a collective bargaining agreement with Teamster local 406. The plan is not administered by or in any way controlled by us. We have relatively little control over the level of contributions we are required to make to the plan and it is currently underfunded. As a result, contributions are scheduled to increase and we expect that contributions to the plans will be subject to further increases. Benefit levels and related issues will continue to create collective bargaining challenges. The amount of any increase or decrease in our required contributions to the multi-employer pension plan will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plan, governmental regulations, the actual return on assets held in the plan, the continued viability and contributions of other employers which contribute to the plan, and the potential payment of a withdrawal liability if we choose to exit a market, among other factors.

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

We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance, director and officers’ liability insurance, and employee health care benefits. The liabilities that have been recorded for these claims represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through March 30, 2013. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect the level of reserves required and could cause future expense to maintain reserves at appropriate levels.

Costs related to associate healthcare benefits are expected to continue to increase.

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

A majority of the product we supply to our retail stores and Distribution customers flows through our distribution center. While we believe we have adopted commercially reasonable precautions, insurance programs, and contingency plans, the destruction of, or substantial damage to, our distribution center due to natural disaster, severe weather conditions, accident, terrorism, or other causes could substantially compromise our ability to distribute products to our retail stores and Distribution customers. This could result in a loss of sales, profits and asset value.

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

We are required to test annually goodwill and intangible assets with indefinite useful lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

The testing of goodwill and other intangible assets for impairment requires management to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, our financial condition and results of operations may be adversely affected.

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

We believe that our distribution facilities are generally well maintained, are generally in good operating condition, have sufficient capacity and are suitable and adequate to carry on our distribution business.

Retail Segment Real Estate

The following table lists the retail banner, number of stores, geographic region, approximate total square footage under the banner, average store size (in square feet) and ownership of our retail supermarkets:

Retail Banner	Number of Stores	Geographic Region	Total Square Feet	Average Store Size	Ownership
Family Fare Supermarkets	43	Western, Northern and Central Michigan	1,887,934	43,905	Leased
Glen’s Markets	24	Northern and Central Michigan	867,070	36,128	Leased
VG’s Food and Pharmacy	16	Eastern Michigan	760,018	47,501	Leased
D&W Fresh Markets	8	Western Michigan	372,101	46,513	Leased
D&W Fresh Markets	2	Western and Central Michigan	84,458	42,229	Owned
Valu Land	7	Northern, Central and Eastern Michigan	156,579	22,368	Leased
Forest Hills Foods	1	Western Michigan	50,250	50,250	Leased

Total	101		4,178,410	41,370

We also own one fuel center in Western Michigan that is not included at a supermarket location but is adjacent to our corporate headquarters.

Item 3.	Legal Proceedings

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

Stock sale prices are based on transactions reported on the NASDAQ Global Select Market. Information on quarterly high and low sales prices for Spartan Stores’ common stock appears in Note 15 to the consolidated financial statements and is incorporated here by reference. At May 20, 2013, there were approximately 435 shareholders of record of Spartan Stores common stock.

Spartan Stores paid a quarterly cash dividend of $0.05 per common share from the fiscal 2006 fourth quarter through the fourth quarter of fiscal 2011. In May 2011, the Board of Directors approved an increase in the quarterly dividend rate to $0.065 per common share beginning with the first quarter of fiscal 2012; and in May 2012 approved an increase to $0.08 per common share beginning with the first quarter of fiscal 2013. Under its senior revolving credit facility, Spartan Stores is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions or share repurchases, do not exceed $30.0 million. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. The ability of the Board of Directors to continue to declare dividends will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. In May 2011, the Board approved a five-year share repurchase program for up to $50 million of Spartan Stores’ stock. During fiscal 2013 and 2012, the Company purchased 634,408 and 687,200 shares of its common stock for approximately $11.4 million and $12.4 million respectively.

The equity compensation plans table in Item 12 is here incorporated by reference.

The following table provides information regarding Spartan Stores’ purchases of its own common stock during the fourth quarter. Spartan Stores did not repurchase shares of common stock under the share repurchase program during the quarter ended March 30, 2013. All employee transactions are under associate stock compensation plans. These may include: (1) shares of Spartan Stores, Inc. common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Spartan Stores, Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs or Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
				(In thousands)
January 6 – February 2, 2013
Employee Transactions	—	$—
Repurchase Program	—	$—	—	$26,238
February 3 – March 2, 2013
Employee Transactions	283	$15.90
Repurchase Program	—	$—	—	$26,238
March 2 – March 30, 2013
Employee Transactions	—	$—
Repurchase Program	—	$—	—	$26,238

Total for Fourth Quarter ended March 30, 2013
Employee Transactions	283	$15.90

Repurchase Program	—	$—	—	$26,238

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on Spartan Stores’ common stock to that of the Russell 2000 Total Return Index and the NASDAQ Retail Trade Index, over a period beginning March 28, 2008 and ending on March 30, 2013.

Cumulative total return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

The dollar values for total shareholder return plotted above are shown in the table below:

	March 28, 2008	March 27, 2009	March 26, 2010	March 26, 2011	March 31, 2012	March 30, 2013
Spartan Stores	$100.00	$75.37	$73.03	$76.98	$94.04	$92.92
Russell 2000 Total Return Index	100.00	64.17	102.71	125.92	128.75	149.74
NASDAQ Retail Trade	100.00	75.88	113.48	130.96	170.89	185.69

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

The following table provides selected historical consolidated financial information of Spartan Stores. The historical information was derived from our audited consolidated financial statements as of and for each of the five fiscal years ended March 28, 2009 through March 30, 2013. For all years presented, Consolidated Balance Sheets and Consolidated Statements of Earnings information in this Form 10-K has been adjusted for the adoption of the provisions of Accounting Standards Codification (ASC) Subtopic 470-20 and for the adoption of updated provisions of ASC Topic 260. Fiscal 2012 consisted of 53 weeks. All other years presented consisted of 52 weeks.

	Year Ended
(In thousands, except per share data)	March 30, 2013	March 31, 2012	March 26, 2011	March 27, 2010	March 28, 2009 (C)
Statements of Operations Data:
Net sales	$2,608,160	$2,634,226	$2,533,064	$2,551,956	$2,576,738
Cost of sales	2,062,616	2,078,116	1,976,549	1,993,306	2,040,625

Gross profit	545,544	556,110	556,515	558,650	536,113
Selling, general and administrative expenses	482,987	489,650	488,017	493,832	463,369
Restructuring, asset impairment and other (A)	1,589	(23)	532	6,154	—

Operating earnings	60,968	66,483	67,966	58,664	72,744
Interest expense	13,410	15,037	15,104	16,394	14,138
Debt extinguishment	5,047	—	—	—	—
Other, net	(756)	(110)	(97)	(138)	(341)

Earnings before income taxes and discontinued operations	43,267	51,556	52,959	42,408	58,947
Income taxes	15,425	19,686	20,420	16,475	23,914

Earnings from continuing operations	27,842	31,870	32,539	25,933	35,033
(Loss) earnings from discontinued operations, net of taxes (B)	(432)	(112)	(232)	(375)	1,838

Net earnings	$27,410	$31,758	$32,307	$25,558	$36,871

Basic weighted average shares outstanding	21,773	22,791	22,606	22,406	22,102
Diluted weighted average shares outstanding	21,848	22,887	22,688	22,480	22,262
Basic earnings from continuing operations per share	$1.28	$1.40	$1.44	$1.16	$1.59
Diluted earnings from continuing operations per share	1.27	1.39	1.43	1.15	1.57
Basic earnings per share	1.26	1.39	1.43	1.14	1.67
Diluted earnings per share	1.25	1.39	1.42	1.14	1.66
Cash dividends declared per share	0.32	0.26	0.20	0.20	0.20

Balance Sheet Data:
Total assets	$789,667	$763,473	$751,396	$753,481	$723,311
Property and equipment, net	272,126	256,776	241,448	247,961	234,806
Working capital	13,179	24,684	47,300	15,739	20,969
Long-term debt and capital lease obligations	145,876	133,565	170,711	181,066	194,115
Shareholders’ equity	335,655	323,608	305,505	273,905	247,205

(A)	See Note 3 to Consolidated Financial Statements.
(B)	See Note 13 to Consolidated Financial Statements.
(C)	Spartan Stores acquired certain assets and assumed certain liabilities of VG’sFood Centers in fiscal 2009.

Historical data is not necessarily indicative of Spartan Stores’ future results of operations or financial condition. See discussion of “Risk Factors” in Part I, Item 1A of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, and the Consolidated Financial Statements and notes thereto in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan, Indiana and Ohio.

We currently operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 390 independently owned grocery stores, having recently added a new 12-store customer in Ohio, and our 101 corporate owned stores. Our Retail segment operates supermarkets in Michigan under the banners Family Fare Supermarkets, D&W Fresh Markets, Glen’s Markets, VG’s Food and Pharmacy, Forest Hills Foods and Valu Land, and 30 fuel centers/convenience stores, included at our supermarket locations, under the banners Family Fare Quick Stop, D&W Quick Stop, Glen’s Quick Stop, VG’s Quick Stop and Forest Hills Quick Stop. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

Our sales and operating performance vary with seasonality. Our first and fourth quarters are typically our lowest sales quarters and therefore operating results are generally lower during these two quarters. Additionally, these two quarters can be affected by the timing of the Easter holiday, which results in a strong sales period. Many northern Michigan stores are dependent on tourism, which is affected by the economic environment and seasonal weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. Typically all quarters are 12 weeks, except for our third quarter, which is 16 weeks and includes the Thanksgiving and Christmas holidays. However, fiscal year 2012 included 53 weeks; therefore, the fourth quarter included 13 weeks.

We have established key management priorities that focus on the longer-term strategy of Spartan Stores, including establishing a well-differentiated market offering for our Distribution and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:

•

Retail sales growth: Continue refining our capital plan focusing on remodels, replacement stores, adjacent acquisitions, expansions and new stores to fill in existing markets, leverage investments in fuel centers and pharmacy operations to drive related supermarket customer traffic and continue to focus on category management initiatives, specifically focusing on fresh and value oriented offerings. We also pursue prudent acquisitions to grow this segment.

•

Distribution sales growth: Focus on increasing penetration of existing customers, attracting new in-market customers and adjacent-state customers, continue to share “best retail practices” with customers, provide a superior value-added relationship and pursue appropriate acquisitions.

•

Margin optimization: Continued focus on leveraging our customer loyalty card data, increasing penetration of private brand programs, enhancing offerings in our fresh department, lowering the cost of merchandise through vendor partnerships, E-sourcing, and improving retail shrink.

•

Selling, general and administrative expense cost containment: Continue to focus on improving efficiency and general cost containment in all areas to allow us to remain cost competitive in the long-term.

We continued the execution of our capital investment program in fiscal 2013 by completing one store relocation, five major remodels of our stores as well as many other limited remodels and store resets. In addition, we acquired one supermarket and one fuel center. We also opened four new Valu Land stores and two new fuel centers.

The Michigan economy is gradually recovering. We believe that we are well-positioned to benefit from future improvements in the economy due to our capital investments in the retail and distribution segments and our continued effort to increase the value provided to our customers through leveraging loyalty card data and vendor partner expertise.

For the first quarter of fiscal 2014, management anticipates that consolidated net sales will slightly exceed last year as it continues to benefit from the acquisition of a retail store, maturation of the customer loyalty program and new customer gains. These positive sales drivers will be partially offset by an estimated 70 basis point impact due to the shift of the Easter holiday selling week out of the first quarter of fiscal 2014 and into the fourth quarter of fiscal 2013, the continued 70 to 100 basis point negative mix impact related to pharmacy prescription conversions from branded to generic drugs and a 40 basis point reduction in rate resulting from the cycling of the grand opening of a new relocated store. As a result, management expects comparable store sales in the retail segment to be down 2.0% or more for the first quarter of fiscal 2014. Management believes earnings per diluted share from continuing operations will slightly exceed the prior year first quarter when excluding the fiscal 2013 after-tax benefit of $0.6 million, or $0.03 per diluted share, due to changes in Michigan’s state tax laws. We anticipate that fiscal 2014 financial performance for the full year will exceed fiscal 2013’s net sales and earnings from continuing operations.

The matters discussed in this Item 7 include forward-looking statements. See “Forward-Looking Statements” at the beginning and “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales					Percentage Change
	March 30, 2013		March 31, 2012		March 26, 2011	2013/2012	2012/2011
Net sales	100.0		100.0		100.0	(1.0)	4.0
Gross margin	20.9		21.1		22.0	(1.9)	(0.1)
Selling, general and administrative expenses	18.5		18.6		19.3	(1.4)	0.2
Restructuring, asset impairment and other	0.1		0.0		0.0	**	**

Operating earnings	2.3		2.5		2.7	(8.3)	(2.2)
Other income and expenses	0.6	*	0.5	*	0.6	18.6	(0.5)

Earnings before income taxes and discontinued operations	1.7		2.0		2.1	(16.1)	(2.6)
Income taxes	0.6		0.8	*	0.8	(21.6)	(3.6)

Earnings from continuing operations	1.1		1.2		1.3	(12.6)	(2.1)
Loss from discontinued operations, net of taxes	0.0		0.0		0.0	**	**

Net earnings	1.1		1.2		1.3	(13.7)	(1.7)

*	Difference due to rounding
**	Percentage change is not meaningful

Adjusted earnings from Continuing Operations

Adjusted earnings from continuing operations is a non-GAAP operating financial measure that we define as earnings from continuing operations plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

We believe that adjusted earnings from continuing operations provide a meaningful representation of our operating performance for the Company. We consider adjusted earnings from continuing operations as an additional way to measure operating performance on an ongoing basis. Adjusted earnings from continuing operations is meant to reflect the ongoing operating performance of all of our retail stores and wholesale operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core”

in nature, and also excludes the contributions of activities classified as discontinued operations. We believe that adjusted earnings from continuing operations provides useful information for our investors because it is a performance measure that management uses to allocate resources, assess performance against its peers and evaluate overall performance. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with us request our operating financial results in adjusted earnings from continuing operations format.

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

Following is a reconciliation of Earnings from continuing operations to adjusted earnings from continuing operations for fiscal years 2013, 2012 and 2011.

	2013		2012		2011
(In thousands, except per share data)	Earnings from continuing operations	Earnings from continuing operations per diluted share	Earnings from continuing operations	Earnings from continuing operations per diluted share	Earnings from continuing operations	Earnings from continuing operations per diluted share
Earnings from continuing operations	$27,842	$1.27	$31,870	$1.39	$32,539	$1.43
Adjustments, net of taxes:
LIFO income related to warehouse consolidation	—	—	—	—	(2,120)	(0.09)
Restructuring charges	(58)	—	—	—	1,564	0.07
Asset impairment charges	1,050	0.05	—	—	4,829	0.21
Acquisition related professional fees	247	0.01	—	—	—	—
Non-recurring professional fees	—	—	750	0.03	—	—
Net benefit related to favorable lease terminations	—	—	—	—	(3,618)	(0.16)
Pension curtailment income	—	—	—	—	(2,448)	(0.10)*
Gain on sale of assets	(417)	(0.02)	(342)	(0.01)	—	—
Interest rate swap termination	—	—	487	0.02	—	—
Debt extinguishment	3,152	0.15 *	—	—	—	—
Impact of 53rd week	—	—	(1,380)	(0.06)	—	—
Impact of state tax law changes	(642)	(0.03)	518	0.02	—	—

Adjusted earnings from continuing operations	$31,174	$1.43	$31,903	$1.39	$30,746	$1.36

*	Difference due to rounding

Adjusted EBITDA

Consolidated Adjusted EBITDA is a non-GAAP operating financial measure that we define as net earnings from continuing operations plus depreciation and amortization, and other non-cash items including imputed interest, deferred (stock) compensation, the LIFO provision, as well as adjustments for unusual items that do not reflect the ongoing operating activities of Spartan Stores and costs associated with the closing of operational locations, interest expense and the provision for income taxes to the extent deducted in the computation of Net Earnings.

We believe that Adjusted EBITDA provides a meaningful representation of our operating performance for the Spartan Stores as a whole and for our operating segments. We consider Adjusted EBITDA as an additional way to measure operating performance on an ongoing basis. Adjusted EBITDA is meant to reflect the ongoing operating performance of all of our retail stores and wholesale operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because Adjusted EBITDA and Adjusted EBITDA by segment are performance measures that management uses to allocate resources, assess performance against its peers, and evaluate overall performance, we believe it provides useful information for our investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with us request our operating financial results in Adjusted EBITDA format.

Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. Our definition of Adjusted EBITDA may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of net earnings to Adjusted EBITDA for fiscal years 2013, 2012 and 2011.

(In thousands)	2013	2012	2011
Net earnings	$27,410	$31,758	$32,307
Add:
Discontinued operations	432	112	232
Income taxes	15,425	19,686	20,420
Interest expense	13,410	15,037	15,104
Debt extinguishment	5,047	—	—
Non-operating expense	(756)	(110)	(97)

Operating earnings	60,968	66,483	67,966
Add:
Depreciation and amortization	39,081	36,794	35,158
LIFO expense (income)	335	1,401	(4,185)
Restructuring and asset impairment costs	1,589	(23)	532
53rd week	—	(2,429)	—
Other unusual items	396	1,194	—
Non-cash stock compensation and other	3,964	3,825	4,793

Adjusted EBITDA	$106,333	$107,245	$104,264

Reconciliation of operating earnings to adjusted EBITDA by segment:
Retail:
Operating earnings	$15,338	$22,191	$19,979
Add:
Depreciation and amortization	30,369	28,350	26,693
LIFO expense (income)	936	1,864	954
Restructuring and asset impairment costs	1,589	14	267
53rd week	—	(1,497)	—
Other unusual items	396	—	—
Non-cash stock compensation and other	2,534	1,541	(123)

Adjusted EBITDA	$51,162	$52,463	$47,770

Distribution:
Operating earnings	$45,630	$44,292	$47,987
Add:
Depreciation and amortization	8,712	8,444	8,465
LIFO (income) expense	(601)	(463)	(5,139)
Restructuring and asset impairment costs	—	(37)	265
53rd week	—	(932)	—
Other unusual items	—	1,194	—
Non-cash stock compensation and other	1,430	2,284	4,916

Adjusted EBITDA	$55,171	$54,782	$56,494

Results of Continuing Operations for the Fiscal Year Ended March 30, 2013 Compared to the Fiscal Year Ended March 31, 2012

Net Sales. Net sales for the 52 week fiscal 2013 decreased $26.1 million, or 1.0%, from $2,634.2 million in the 53 week fiscal 2012, to $2,608.2 million. The sales decrease was primarily driven by the 53rd week in fiscal 2012 which accounted for $49.8 million, partially offset by increases in both the Distribution and Retail segments.

Net sales on a 52 week basis in our Distribution segment, after intercompany eliminations, increased $5.1 million, or 0.5%, from $1,115.6 million to $1120.7 million primarily due to new business sales. Distribution segment net sales for fiscal 2012 as reported for 53 weeks were $1,138.7 million.

Net sales on a 52 week basis in our Retail segment increased $18.7 million, or 1.3%, from $1,468.8 million to $1,487.5 million. The sales increase was primarily due to the acquisition of one supermarket late in the third quarter of fiscal 2013, increased fuel center sales of $11.3 million driven by higher retail fuel prices and an increase in volume and incremental sales from new fuel centers (including one acquired fuel center) of $2.4 million, partially offset by a decrease in supermarket comparable store sales of $6.6 million. Retail segment net sales for fiscal 2012 as reported for 53 weeks were $1,495.5 million. Total retail comparable store sales, excluding fuel centers, on a 52 week basis decreased approximately 0.5 percent in fiscal 2013 principally due to lower levels of inflation and the significant impact of the conversion from branded to generic drugs in our pharmacy operations. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

Gross Profit. Gross profit represents net sales less cost of sales, which include purchase costs, freight, physical inventory adjustments, markdowns and promotional allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

Gross profit decreased by $10.6 million, or 1.9%, from $556.1 million to $545.5 million. Excluding the 53rd week from fiscal 2012, gross profit decreased $1.1 million, or 0.2%, as a percent of net sales, gross profit decreased from 21.1% to 20.9%. The gross margin rate decrease was principally due to reduced inflation-driven inventory gains at the Distribution segment, the prize-freeze campaign at the Retail segment, and a slightly higher mix of lower-margin fuel sales.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses increased $0.4 million, or 0.1%, from $482.6 million to $483.0 million, and were 18.5% of net sales compared to 18.3% last year, when excluding the 53rd week from fiscal 2012. The net increase in SG&A on a 52 week basis is due primarily to an increase in health care and occupancy costs, partially offset by a decrease in incentive compensation expense and unusual professional fees incurred in fiscal 2012.

Restructuring, Asset Impairment and Other. Fiscal 2013 asset impairment charges of $1.6 million were a result of the economic and competitive impacts on the financial performance of certain retail stores.

Interest Expense. Interest expense decreased $1.6 million, or 10.8%, from $15.0 million to $13.4 million. As a percent of net sales, interest expense decreased from 0.6% to 0.5%. The decrease in interest expense was due primarily to a $0.8 million charge for terminating the interest rate swap agreement in fiscal 2012 and lower average outstanding borrowings.

Debt Extinguishment—Debt extinguishment charges of $5.0 million were incurred in fiscal 2013 in connection with the private exchange of $40.3 million and redemption of $57.4 million of Convertible Senior Notes.

Income Taxes. The effective income tax rates were 35.7% and 38.2% for fiscal 2013 and fiscal 2012, respectively. The difference from the statutory Federal rate is primarily the result of state taxes and changes to the state of Michigan tax laws in fiscal 2012. The first quarter of fiscal 2013 includes a $0.7 million net after-tax benefit and the first quarter of fiscal 2012 includes a net after-tax charge of $0.5 million due to these changes. Excluding these items the effective income tax rates were 37.3% and 37.2% for fiscal 2013 and fiscal 2012, respectively.

Results of Continuing Operations for the Fiscal Year Ended March 30, 2012 Compared to the Fiscal Year Ended March 26, 2011

Net Sales. Net sales for the 53 week fiscal 2012 increased $101.2 million, or 4.0%, from $2,533.1 million in the 52 week fiscal 2011, to $2,634.2. The sales increase was primarily driven by the 53rd week, which accounted for $49.8 million as well as increases in both the Distribution and Retail segments.

Net sales on a 52 week basis in our Distribution segment, after intercompany eliminations, increased $25.9 million, or 2.4%, from $1,089.7 million to $1,115.6 million primarily due to new business sales. Distribution segment net sales for fiscal 2012 as reported for 53 weeks were $1,138.7 million.

Net sales on a 52 week basis in our Retail segment increased $25.4 million, or 1.8%, from $1,443.4 million to $1,468.8 million. Retail segment net sales for fiscal 2012 as reported for 53 weeks were $1,495.5 million. The sales increase was primarily due to an increase in fuel center sales of $47.7 million and a decrease in supermarket comparable store sales of $21.3 million. Retail segment net sales for fiscal 2012 as reported for 53 weeks were $1,495.5 million. Total retail comparable store sales on a 52 week basis decreased approximately 1.6 percent in fiscal 2012 principally due to the weakened economic environment and competitive impacts. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

Gross Profit. Gross profit represents net sales less cost of sales, which include purchase costs, freight, physical inventory adjustments, markdowns and promotional allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

Gross profit decreased by $0.4 million, or 0.1%, from $556.5 million to $556.1 million. As a percent of net sales, gross margin decreased from 22.0% to 21.1%. The gross profit rate decrease was principally due to a higher mix of fuel and distribution sales (which have a lower gross profit rate), incremental LIFO expense resulting from cycling the prior year inventory reductions from the warehouse consolidation initiative as well as higher inflation this year, and lower margins in both segments.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses decreased $5.4 million, or 1.1%, from $488.0 million to $482.6 million, and were 18.3% of net sales compared to 19.3% last year, when excluding $7.1 million of expenses related to the 53rd week in fiscal 2012. The net decrease in SG&A was due primarily to reductions in store labor and occupancy costs, partially offset by increased fuel costs and unusual professional fees incurred in fiscal 2012.

Restructuring, Asset Impairment and Other. Fiscal 2011 restructuring, asset impairment and other includes $2.5 million for lease and related ancillary costs, severance and other costs directly related to warehouse consolidation and $7.9 million in asset impairment charges related to assets at underperforming stores and abandoned development projects. The asset impairment charges at underperforming stores resulted from the economic and competitive environment in which these stores operated. These charges were substantially offset by a $5.9 million benefit related to favorable lease terminations as a result of three leases being terminated by a bankruptcy judge. One of the leases related to a closed store and the other two leases were capital leases. The net benefit consists of the reversal of the restructuring cost liability for the closed store and the net value of the two capital lease obligations and assets. Also offsetting the charges was curtailment income of $4.0 million related to freezing the cash balance pension plan.

Interest Expense. Interest expense was $15.0 million, or 0.6% of net sales, and $15.1 million, or 0.6% of net sales, in fiscal 2012 and 2011, respectively. The slight decrease in interest expense was primarily due to lower net borrowings offset by increased non-cash interest related to our convertible debt facility.

Income Taxes. The effective income tax rate was 38.2% and 38.6% for fiscal 2012 and fiscal 2011, respectively. The difference from the statutory rate was primarily due to State of Michigan income taxes, partially offset by tax credits. The effective tax rate decreased in fiscal 2012 due to an increase in tax credits and charitable product contributions. In addition, fiscal 2012 included a $0.5 million charge for the write-off of net deferred tax assets and liabilities related to the Michigan Business tax that were no longer realizable as a result of the elimination of this tax, partially offset with a lower tax rate in Michigan effective with the new Corporate Income Tax on January 1, 2012.

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

Inventories. Inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. If replacement cost had been used, inventories would have been $44.1 million and $43.8 million higher at March 30, 2013 and March 31, 2012, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During fiscal years 2013, 2012 and 2011, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in fiscal years 2013, 2012 and 2011 by $1.0 million, $3.0 million and $7.7 million, respectively. Spartan Stores accounts for its Distribution inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

Vendor Funds. We receive funds from many of the vendors whose products we buy for resale in our corporate-owned stores and to our independent retail customers. Given the highly promotional nature of the retail supermarket industry, vendor allowances are generally intended to help defray the costs of promotion, advertising and selling the vendor’s products. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs such as setting up warehouse infrastructure. The proper recognition and timing of accounting for these items are significant to the reporting of the results of our operations. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

Goodwill. Goodwill is reviewed for impairment on an annual basis (during the fourth quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair values are determined based on the discounted cash flows and comparable market values of each reporting segment. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of each reporting unit to our total market capitalization. Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. When testing goodwill for impairment, our retail stores represent components of our Retail operating segment. Stores have been aggregated and deemed a single reporting unit as they have similar economic characteristics.

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on the perspective of a market participant, historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated three-year forecasts for sales and operating profits, including capital expenditures and a 3.0% long-term assumed growth rate of cash flows for periods after the three-year forecast for the Retail segment and 2.5% for the Distribution segment. The future estimated cash flows were discounted using a rate of 10.0% and 11.1% for the Retail and Distribution segments, respectively. We generally develop these forecasts based on recent sales data for existing operations and other factors. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes. Based on our annual review during fiscal years 2013, 2012 and 2011, no goodwill impairment charge was required to be recorded. No goodwill impairment charge would be required even if the current estimate of future discounted cash flow was 5% lower. Furthermore, no goodwill impairment charge would be required if the discount rate was increased 0.25%. If our stock price experiences a significant and sustained decline, or other events or changes in circumstances occur, such as operating results not meeting our estimates, indicating that impairment may have occurred, we would re-evaluate our goodwill for impairment.

Impairment of Long-Lived Assets Other Than Goodwill. Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In fiscal 2013, fiscal 2012 and fiscal 2011 asset impairments for long-lived assets totaled $1.7 million, $0.2 million and $7.9 million, respectively.

Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less cost to sell. Management determines fair values using independent appraisals, quotes or expected sales prices developed by internal real estate professionals. Estimates of expected sales prices are judgments based upon our experience, knowledge of market conditions and current offers received. Changes in market conditions, the economic environment and other factors can significantly impact these estimates. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome. If the current estimate of future discounted cash flows was 10% lower an additional impairment charge $0.2 million would be required.

Restructuring Costs. We record restructuring costs for closed stores that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the market in which the closed store is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the market in which the property is located, the results of previous efforts to sublease similar property and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. For any closed store reserves recorded as part of purchase accounting prior to the adoption of Accounting Standards Codification Topic 805, adjustments that decrease the liability are generally recorded as a reduction of goodwill. At March 30, 2013 restructuring costs for store lease and ancillary costs totaling $8.0 million are recorded net of approximately $0.1 million of existing sublease rentals. Based upon the current economic environment we do not believe that we will be able to obtain any additional sublease rentals. A 10% increase/decrease in future estimated ancillary costs would result in a $0.2 million increase/decrease in the restructuring charge liability.

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

Any projection of losses concerning workers’ compensation, general liability and health insurance is subject to a considerable degree of variability. Among the causes of variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, changing regulations, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. The impact of many of these variables is difficult to estimate. As of March 30, 2013, a one percentage point decrease in the discount rate, or 100 basis points, for workers’ compensation and general liability would increase our liability less than $0.1 million and a one percentage point increase in the discount rate would decrease our liability by less than $0.1 million.

Pension. Accounting for defined benefit cash balance pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The significant factors affecting our pension costs are the fair values of plan assets and the selections of management’s key assumptions, including the expected return on plan assets and the discount rate used by our actuary to calculate our liability. We consider current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. Our discount rate is based on current investment yields on high quality fixed-income investments and projected cash flow obligations. The discount rate used to determine fiscal 2013 pension income was 4.5%. Expected return on plan assets is based on projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target allocation mix is designed to meet our long-term pension requirements. For fiscal 2013, our assumed rate of return was 7.5%. Over the ten-year period ended March 30, 2013; the average actual return was approximately 9.6%. While we believe the assumptions selected are reasonable, significant differences in our actual experience, plan amendments or significant changes in the fair value of our plan assets may materially affect our pension obligations and our future expense. A 25 basis point increase or decrease in the discount rate would have increased/decreased fiscal 2013 pension income by less than $0.1 million. A 50 basis point increase/decrease in the expected return on plan assets would have increased/decreased fiscal 2013 pension income by approximately $0.3 million.

As of March 30, 2013 our defined benefit plans were in a funded status of $3.5 million and as of March 31, 2012 they were in an unfunded status of $1.9 million. The increase in the funded status during fiscal 2013 is a result of market appreciation of plan assets and company contributions to the plan. Plan assets increased by $5.5 million due to a 9.1% return on plan assets and company contributions of $4.2 million, offset by benefit payments of $4.1 million. Pension income was $0.5 million in fiscal 2013 and pension expense was $0.6 million in fiscal 2012.

Income Taxes. Spartan Stores is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of income credits and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect our effective income tax rate and cash flows in future years. We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which it expects the differences to reverse. Note 10 to the consolidated financial statements set forth in Item 8 of this report provides additional information on income taxes.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for fiscal years 2013, 2012 and 2011:

(In thousands)	March 30, 2013	March 31, 2012	March 26, 2011
Net cash provided by operating activities	$59,341	$93,734	$89,756
Net cash used in investing activities	(53,056)	(43,800)	(33,123)
Net cash used in financing activities	(26,213)	(67,206)	(19,369)
Net cash used in discontinued operations	(451)	(76)	(2,610)

Net (decrease) increase in cash and cash equivalents	(20,379)	(17,348)	34,654
Cash and cash equivalents at beginning of year	26,476	43,824	9,170

Cash and cash equivalents at end of year	$6,097	$26,476	$43,824

Net cash provided by operating activities decreased during fiscal 2013 by approximately $34.3 million. This decrease was due primarily to the timing of working capital requirements and timing of required tax payments associated with the change in state tax law.

During fiscal 2013, 2012 and fiscal 2011, we paid $10.2 million, $0.2 million and $0.5 million in income tax payments.

Net cash used in investing activities increased in fiscal 2013 primarily due to cash paid for the acquisition of one supermarket and one fuel center of $13.7 million, partially offset by increased proceeds from the sales of assets of $1.8 million. We also paid a total cash purchase price of $0.5 million and $1.3 million for acquisitions in fiscal years 2012 and 2011, respectively. Excluding the acquisitions, our Distribution and Retail segments utilized 20.9% and 79.1%, respectively, of our capital expenditure dollars for fiscal 2013. Expenditures in fiscal 2013 were primarily used for five new stores, store remodels and refurbishments, two fuel centers and new equipment and software. We expect capital expenditures to range from $42.0 million to $44.0 million in fiscal 2014, primarily for the construction of new stores, store remodels, fuel centers, new equipment and software.

Net cash used in financing activities includes cash paid and received related to our long-term borrowings, dividends paid, purchase of Spartan Stores’ common stock, financing fees paid, tax benefits of stock compensation and proceeds from the issuance of common stock. The decrease in cash used in financing activities in fiscal 2013 was primarily due to the net $45.0 million payment made on our revolving credit facility in fiscal 2012. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at March 30, 2013 are $4.1 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations contains the net cash flows of our discontinued operations and consists primarily of insurance run-off claims, facility maintenance and other liabilities.

On January 9, 2012, we terminated our interest rate swap agreement. A swap termination charge of $0.8 million was recorded as interest expense and paid from available cash.

On December 6, 2012, we completed a private exchange and sale of $50.0 million aggregate principal amount of newly issued four year unsecured 6.625% Senior Notes due 2016 (“New Notes”) for $40.3 million aggregate principal amount of our existing Convertible Senior Notes due 2027 and $9.7 million in cash. The New Notes mature on December 15, 2016 and are senior unsecured debt and rank equally in right of payment with our other existing and future senior debt. The New Notes are effectively subordinated to our existing and future secured debt to the extent of the value of the assets securing such debt. Interest on the New Notes accrues at a rate of 6.625% per annum. Interest on the New Notes is payable semiannually on June 15 and December 15 of each year, commencing on June 15, 2013. On March 1, 2013, we redeemed all of the remaining $57.4 million aggregate principal amount of the Convertible Senior Notes. This redemption was funded by borrowings on the senior secured revolving credit facility. The completion of the redemption discharges the Indenture dated as of May 30, 2007 between Spartan Stores and the Bank of New York Trust Company, N.A. as Trustee (the “Indenture”) and the Convertible Notes.

Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility which has maximum available credit of $200.0 million. As of March 30, 2013, our senior secured revolving credit facility had outstanding borrowings of $47.6 million, additional available borrowings of $149.3 million and maximum availability of $129.5 million which exceeds the minimum excess availability levels, as defined in the credit agreement. The revolving credit facility matures December 2017, and is secured by substantially all of our assets. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and senior note debt redemption and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

Available borrowings under the credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit facility contains a covenant that includes a minimum fixed charge coverage ratio as defined in the credit agreement. This covenant was not applicable for fiscal 2013 as we maintained minimum excess availability levels, as defined in the credit agreement. The credit facility provides for the issuance of letters of credit, of which $0.6 million were outstanding and unused as of March 30, 2013. Borrowings under the revolving credit portion of the facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus 1.50%, adjusted based upon availability levels, or the prime rate plus 0.25% (weighted average interest rate of 2.68% at March 30, 2013).

Our current ratio decreased to 1.07:1.00 at March 30, 2013 from 1.13:1.00 at March 31, 2012 and our investment in working capital was $13.2 million at March 30, 2013 versus $24.7 million at March 31, 2012. Our debt to total capital ratio increased slightly to 0.31:1.00 at March 30, 2013 versus 0.30:1.00 at March 31, 2012.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of March 30, 2013 and March 31, 2012.

(In thousands)	March 31, 2013	March 31, 2012
Current maturities of long-term debt and capital lease obligations	$4,067	$4,449
Long-term debt and capital lease obligations	145,876	133,565

Total Debt	149,943	138,014
Cash and cash equivalents	(6,097)	(26,476)

Total net long-term debt	$143,846	$111,538

The table below presents our significant contractual obligations as of March 30, 2013 (1):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt	$97,895	$41	$65	$97,715	$74
Estimated interest on long-term debt	17,696	4,438	8,868	3,012	1,378
Capital leases (2)	52,048	4,026	7,553	8,395	32,074
Interest on capital leases	34,276	4,072	7,370	6,098	16,736
Operating leases (2)	124,672	28,345	44,452	26,009	25,866
Lease and ancillary costs of closed stores, including imputed interest	8,483	3,441	4,754	288	—
Purchase obligations (merchandise) (3)	23,741	3,734	6,196	5,000	8,811
FIN 48 unrecognized tax liability	2,648	718	1,708	222	—
Self-insurance liability	7,167	5,774	947	300	146

Total	$420,674	$58,615	$89,466	$155,434	$117,159

(1)	Excludes funding of pension and other postretirement benefit obligations. We are not required nor do we intend to make a contribution to our defined benefit pension plan in fiscal 2014. Also excludes contributions under various multi-employer pension plans, which totaled $8.20 million in fiscal 2013. For additional information, refer to Note 9 to the consolidated financial statements.
(2)	Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated. In fiscal 2013, these charges totaled approximately $9.0 million.
(3)

The majority of our purchases involve supply orders to purchase products for resale in the ordinary course of business. These contracts are typically cancelable and therefore no amounts have been included in the table above. Also excluded are contracts that do not contain minimum annual purchase commitments but include other standard contractual considerations that must be fulfilled in order to earn $2.4 million in advanced contract monies that has been received where recognition has been deferred on the Consolidated Balance Sheet. The purchase obligations shown in this table represent the amount of product we are contractually obligated to purchase to earn $7.0 million in advanced contract monies that are receivable under the contracts. At March 30, 2013, $2.0 million in advanced contract monies has been received under these contracts where recognition has been deferred on the Consolidated Balance Sheet. If we do not fulfill these purchase obligations, we would only be obligated to repay the unearned upfront contract monies.

Cash Dividends

We paid a quarterly cash dividend of $0.08 per common share in each quarter of fiscal year 2013, $0.065 in fiscal 2012 and $0.05 in fiscal 2011. Under our senior revolving credit facility, we are generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends together with any cash distributions or share repurchases do not exceed $30.0 million. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

Ratio of Earnings to Fixed Charges

For purposes of calculating the ratio of earnings to fixed charges under the terms of the New Senior Notes, earnings consist of net earnings, as adjusted under the terms of the Senior Notes indenture, plus income tax expense, fixed charges and non-cash charges, less cash payments relating to non-cash charges added back to net earnings in prior periods. Fixed charges consist of interest cost, including capitalized interest, and amortization of debt issue costs. Our ratio of earnings to fixed charges was 7.67:1.00 for fiscal 2013.

Off-Balance Sheet Arrangements

We had letters of credit of $0.6 million outstanding and unused at March 30, 2013. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new rules became effective for interim and annual periods beginning after December 15, 2011. Because the standard only affects the presentation of comprehensive income and do not affect what is included in comprehensive income, the standard did not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 permits the entity to first assess qualitative factors to determine whether certain events and circumstances exist that indicate that it is more likely than not that goodwill is impaired. If as a result of the qualitative assessment it is determined that it is not more likely than not that goodwill is impaired, then we are not required to take further action and calculate the fair value of the reporting unit. ASU No. 2011-08 was effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We continued to test our goodwill for impairment using the allowed two step test.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 essentially expanded the amendment discussed above to apply to the testing of all indefinite-lived intangible assets in order to improve consistency in impairment testing guidance among long-lived asset categories. ASU No. 2012-02 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires companies to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. This ASU does not change the requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, we do not anticipate this standard will have a material effect on our consolidated financial statements.

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

We had $47.6 million variable rate debt as of March 30, 2013. The senior secured revolving credit facility currently bears interest at the LIBOR plus 1.25% or the prime rate (weighted average interest rate of 2.68% at March 30, 2013) on the revolving credit portion of the facility. The weighted average interest rates on outstanding debt including loan fee amortization for fiscal years 2013, 2012 and 2011 were 8.43%, 8.05% and 7.81%, respectively.

At March 30, 2013 and March 31, 2012, the estimated fair value of our long-term debt, including current maturities, was higher than book value by approximately $2.8 million and $4.7 million, respectively. The estimated fair values were based on market quotes for similar instruments.

The following table sets forth the principal cash flows of our debt outstanding and related weighted average interest rates by year of maturity as of March 30, 2013:

	March 30, 2013		Aggregate Payments by Fiscal Year
(In thousands, except rates)	Fair Value	Total	2014	2015	2016	2017	2018	Thereafter
Fixed rate debt
Principal payable	$105,112	$102,297	$4,067	$3,776	$3,841	$54,185	$4,280	$32,148
Average interest rate		7.55%	7.55%	7.54%	7.51%	7.91%	8.54%	8.70%

Variable rate debt
Principal payable	47,646	47,646	—	—	—	—	47,646	—
Average interest rate		2.68%					2.68%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Spartan Stores, Inc. and Subsidiaries

Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries (the “Company”) as of March 30, 2013 and March 31, 2012, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of March 30, 2013 and March 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 30, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Grand Rapids, MI

May 23, 2013

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries

(In thousands)

	March 30, 2013	March 31, 2012
Assets
Current assets
Cash and cash equivalents	$6,097	$26,476
Accounts receivable, net	60,979	58,637
Inventories, net	124,657	99,778
Prepaid expenses	10,822	9,478
Other current assets	1,304	13,686
Deferred taxes on income	2,310	1,582

Total current assets	206,169	209,637
Property and equipment
Land and improvements	23,093	23,456
Buildings and improvements	261,348	235,886
Equipment	302,161	298,028

Total property and equipment	586,602	557,370
Less accumulated depreciation and amortization	314,476	300,594

Property and equipment, net	272,126	256,776
Goodwill	246,840	240,194
Other, net	64,532	56,866

Total assets	$789,667	$763,473

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$120,651	$107,703
Accrued payroll and benefits	38,356	39,366
Accrued income taxes	6,132	12,352
Other accrued expenses	23,784	21,083
Current maturities of long-term debt and capital lease obligations	4,067	4,449

Total current liabilities	192,990	184,953
Long-term liabilities
Deferred income taxes	80,578	83,807
Postretirement benefits	14,092	13,618
Other long-term liabilities	20,476	23,922
Long-term debt and capital lease obligations	145,876	133,565

Total long-term liabilities	261,022	254,912
Commitments and contingencies (Note 7)
Shareholders’ equity
Common stock, voting, no par value; 50,000 shares authorized; 21,751 and 22,215 shares outstanding	146,564	155,134
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(13,687)	(13,793)
Retained earnings	202,778	182,267

Total shareholders’ equity	335,655	323,608

Total liabilities and shareholders’ equity	$789,667	$763,473

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Spartan Stores, Inc. and Subsidiaries

(In thousands, except per share data)

	Year Ended
	March 30, 2013	March 31, 2012	March 26, 2011
Net sales	$2,608,160	$2,634,226	$2,533,064
Cost of sales	2,062,616	2,078,116	1,976,549

Gross profit	545,544	556,110	556,515
Operating expenses
Selling, general and administrative	482,987	489,650	488,017
Restructuring, asset impairment and other	1,589	(23)	532

Total operating expenses	484,576	489,627	488,549
Operating earnings	60,968	66,483	67,966
Other income and expenses
Interest expense	13,410	15,037	15,104
Debt extinguishment	5,047	—	—
Other, net	(756)	(110)	(97)

Total other income and expenses	17,701	14,927	15,007

Earnings before income taxes and discontinued operations	43,267	51,556	52,959
Income taxes	15,425	19,686	20,420

Earnings from continuing operations	27,842	31,870	32,539
Loss from discontinued operations, net of taxes	(432)	(112)	(232)

Net earnings	$27,410	$31,758	$32,307

Basic earnings per share:
Earnings from continuing operations	$1.28	$1.40	$1.44
Loss from discontinued operations	(0.02)	(0.01)*	(0.01)

Net earnings	$1.26	$1.39	$1.43

Diluted earnings per share:
Earnings from continuing operations	$1.27	$1.39	$1.43
Loss from discontinued operations	(0.02)	—	(0.01)

Net earnings	$1.25	$1.39	$1.42

Weighted average shares outstanding:
Basic	21,773	22,791	22,606

Diluted	21,848	22,887	22,688

*	Includes rounding.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Spartan Stores, Inc. and Subsidiaries

(In thousands)

	Year Ended
	March 30, 2013	March 31, 2012	March 26, 2011
Net earnings	$27,410	$31,758	$32,307
Other comprehensive income, before tax
Pension curtailment[1]	—	—	(3,985)
Change in fair value of interest rate swap[2]	—	330	(431)
Interest rate swap termination charge[3]	—	775	—
Pension and postretirement liability adjustment[4]	173	(2,353)	4,346

Total other comprehensive income (loss), before tax	173	(1,248)	(70)
Income tax (benefit) expense related to items of other comprehensive income	(67)	471	27

Comprehensive income	$27,516	$30,981	$32,264

(1)	Amount is gross of tax of $1,543 in fiscal 2011
(2)	Amount is gross of tax of $(119) in fiscal 2012 and $166 in fiscal 2011
(3)	Amount is gross of tax of $(321) in fiscal 2012
(4)	Amount is gross of tax of $(67) in fiscal 2013, $911 in fiscal 2012 and $(1,682) in fiscal 2011

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Spartan Stores, Inc. and Subsidiaries

(In thousands)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance – March 27, 2010	22,450	$158,225	$(12,973)	$128,653	$273,905
Net earnings	—	—	—	32,307	32,307
Other comprehensive loss	—	—	(43)	—	(43)
Dividends – $0.20 per share	—	—	—	(4,525)	(4,525)
Repurchase of equity component of convertible debt, net of taxes of $246	—	(388)	—	—	(388)
Stock-based employee compensation	—	5,379	—	—	5,379
Issuances of common stock and related tax benefit on stock option exercises	33	428	—	—	428
Issuances of restricted stock and related income tax benefits	222	(295)	—	—	(295)
Cancellations of restricted stock	(86)	(1,263)	—	—	(1,263)

Balance – March 26, 2011	22,619	$162,086	$(13,016)	$156,435	$305,505
Net earnings	—	—	—	31,758	31,758
Other comprehensive loss	—	—	(777)	—	(777)
Dividends – $0.26 per share	—	—	—	(5,926)	(5,926)
Share repurchase	(687)	(12,381)	—	—	(12,381)
Stock-based employee compensation	—	5,048	—	—	5,048
Issuances of common stock and related tax benefit on stock option exercises and bonus plan	93	1,311	—	—	1,311
Issuances of restricted stock and related income tax benefits	255	(116)	—	—	(116)
Cancellations of restricted stock	(65)	(814)	—	—	(814)

Balance – March 31, 2012	22,215	$155,134	$(13,793)	$182,267	$323,608
Net earnings	—	—	—	27,410	27,410
Other comprehensive income	—	—	106	—	106
Dividends – $0.32 per share	—	—	—	(6,899)	(6,899)
Share repurchase	(634)	(11,381)	—	—	(11,381)
Repurchase of equity component of convertible debt, net of taxes of $587	—	(935)	—	—	(935)
Stock-based employee compensation	—	4,062	—	—	4,062
Issuances of common stock and related tax benefit on stock option exercises and bonus plan	32	650	—	—	650
Issuances of restricted stock and related income tax benefits	226	35	—	—	35
Cancellations of restricted stock	(88)	(1,001)	—	—	(1,001)

Balance – March 30, 2013	21,751	$146,564	$(13,687)	$202,778	$335,655

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries

(In thousands)

	Year Ended
	March 30, 2013	March 31, 2012	March 26, 2011
Cash flows from operating activities
Net earnings	$27,410	$31,758	$32,307
Loss from discontinued operations	432	112	232

Earnings from continuing operations	27,842	31,870	32,539
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring, asset impairment and other	1,589	(23)	532
Convertible debt interest	3,282	3,745	3,462
Loss on debt extinguishment	5,047	—
Depreciation and amortization	38,854	36,767	35,273
LIFO income – warehouse consolidation	—	—	(3,450)
LIFO expense (income)	335	1,401	(735)
Postretirement benefits expense	651	3,817	3,501
Deferred taxes on income	(4,121)	17,861	19,655
Stock-based compensation expense	4,062	5,048	5,372
Excess tax benefit on stock compensation	(299)	(237)	(212)
Other, net	(276)	(399)	31
Change in operating assets and liabilities:
Accounts receivable	(1,941)	(2,309)	(1,855)
Inventories	(23,750)	2,635	17,885
Prepaid expenses	(5,446)	(4,888)	2,431
Other assets	12,382	(12,284)	(115)
Accounts payable	12,984	8,841	(14,496)
Accrued payroll and benefits	(325)	845	4,698
Postretirement benefits	(4,514)	(6,746)	(6,251)
Accrued income taxes	(3,038)	9,968	—
Other accrued expenses and other liabilities	(3,977)	(2,178)	(8,509)

Net cash provided by operating activities	59,341	93,734	89,756

Cash flows from investing activities
Purchases of property and equipment	(42,012)	(42,518)	(33,029)
Net proceeds from the sale of assets	2,440	678	41
Acquisitions, net of cash acquired	(13,720)	(478)	(1,250)
Other	236	(1,482)	1,115

Net cash used in investing activities	(53,056)	(43,800)	(33,123)

Cash flows from financing activities
Proceeds from revolving credit facility	$504,468	$4,933	$143,179
Payments on revolving credit facility	(456,818)	(49,933)	(143,179)
Share repurchase	(11,381)	(12,381)	—
Proceeds from long-term borrowings	9,679	—	—
Repurchase of convertible notes	(57,973)	—	(10,724)
Repayment of other long-term debt	(5,265)	(5,318)	(4,681)
Financing fees paid	(2,721)	—	—
Excess tax benefit on stock compensation	299	237	212
Proceeds from sale of common stock	398	1,182	349
Dividends paid	(6,899)	(5,926)	(4,525)

Net cash used in financing activities	(26,213)	(67,206)	(19,369)
Cash flows from discontinued operations
Net cash used in operating activities	(451)	(76)	(2,610)

Net cash used in discontinued operations	(451)	(76)	(2,610)

Net (decrease) increase in cash and cash equivalents	(20,379)	(17,348)	34,654
Cash and cash equivalents at beginning of year	26,476	43,824	9,170

Cash and cash equivalents at end of year	$6,097	$26,476	$43,824

Supplemental Cash Flow Information:
Cash paid for interest	$9,422	$10,248	$10,653
Cash paid for income taxes	$10,240	$202	$509

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

Fiscal Year: Spartan Stores’ fiscal year ends on the last Saturday of March. The fiscal years ended March 30, 2013 and March 26, 2011 each consisted of 52 weeks. The fiscal year ended March 31, 2012 consisted of 53 weeks.

Revenue Recognition: The Retail segment recognizes revenues from the sale of products at the point of sale. Customer returns are immaterial. Discounts provided to customers by Spartan Stores at the time of sale are recognized as a reduction in sales as the products are sold. Spartan Stores does not recognize a sale when it awards customer loyalty points or sells gift cards and gift certificates; rather, a sale is recognized when the customer loyalty points, gift card or gift certificate are redeemed to purchase product. The Distribution segment recognizes revenues when products are delivered or ancillary services are provided. Sales and excise taxes are excluded from revenue.

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

Accounts Receivable: Accounts receivable are shown net of allowances for credit losses of $1.2 million in fiscal 2013 and $0.9 million in fiscal 2012. Spartan Stores evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When Spartan Stores becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, we record a specific reserve for credit losses. Operating results include bad debt expense of $0.9 million, $0.7 million, and $0.9 million for fiscal years 2013, 2012 and 2011, respectively.

Inventory Valuation: Inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. If replacement cost had been used, inventories would have been $44.1 million and $43.8 million higher at March 30, 2013 and March 31, 2012, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During fiscal years 2013, 2012 and 2011, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lower costs prevailing in prior years, the effect of which decreased the LIFO provision in fiscal years 2013, 2012 and 2011 by $1.0 million, $3.0 million and $7.7 million, respectively. Spartan Stores accounts for its Distribution inventory using a perpetual system and utilizes the retail inventory method to value inventory for center store products in the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh and pharmacy products are accounted for at cost in the Retail segment. We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

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

Goodwill and Intangible Assets: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed for impairment during the fourth quarter of each year, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a discounted cash flow model and comparable market values of each reporting segment. Measuring the fair value of reporting units would constitute a Level 3 measurement under the fair value hierarchy. See Note 6 for a discussion of levels. Intangible assets primarily consist of trade names, favorable lease agreements, prescription lists, non-compete agreements, liquor licenses and franchise fees. Favorable leases are amortized on a straight-line basis over the related lease terms. Prescription lists are amortized on a straight-line basis over the period of expected benefit. Non-compete agreements are amortized on a straight-line basis over the length of the agreements. Franchise fees are amortized on a straight-line basis over the term of the franchise agreement. An indefinite-lived trade name is not amortized. A trade name with a definite-life is amortized over the expected life of the asset. Liquor licenses are not amortized as they have indefinite lives. Intangible assets are included in Other assets in the Consolidated Balance Sheets.

Debt Issuance Costs: Debt issuance costs are amortized over the term of the related financing agreement and are included in Other Assets in the consolidated balance sheets.

Property and Equipment: Property and equipment are recorded at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation expense on land improvements, buildings and improvements and equipment is computed using the straight-line method as follows:

Land improvements	15 years
Buildings and improvements	15 to 40 years
Equipment	3 to 15 years

Property under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Insurance Reserves: Spartan Stores is primarily self-insured for workers’ compensation, general liability and health care costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation and general liability liabilities are actuarially estimated based on available historical information. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. Our exposure for workers’ compensation, general liability and health care is $0.5 million, $0.5 million and $0.3 million, respectively, per claim.

A summary of changes in Spartan Stores’ self-insurance liability is as follows:

(In thousands)	March 30, 2013	March 31, 2012	March 26, 2011
Beginning balance	$5,714	$7,008	$7,960
Expense	27,955	26,376	28,959
Claim payments	(26,502)	(27,670)	(29,911)

Ending balance	$7,167	$5,714	$7,008

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

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

(In thousands, except per share amounts)	March 30, 2013	March 31, 2012	March 26, 2011
Numerator:
Earnings from continuing operations	$27,842	$31,870	$32,539

Denominator:
Weighted average shares outstanding – basic	21,773	22,791	22,606
Effect of dilutive stock options	75	96	82

Weighted average shares outstanding – diluted	21,848	22,887	22,688

Basic earnings per share from continuing operations	$1.28	$1.40	$1.44

Diluted earnings per share from continuing operations	$1.27	$1.39	$1.43

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings per share calculations because they were anti-dilutive were 369,969 in fiscal 2013, 239,326 in fiscal 2012, and 435,446 in fiscal 2011.

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

Shareholders’ Equity: Spartan Stores’ restated articles of incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the board of directors. At March 30, 2013, there were no shares of preferred stock outstanding.

Advertising Costs: Spartan Stores’ advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $13.6 million, $14.5 million and $14.2 million in fiscal years 2013, 2012 and 2011, respectively.

Accumulated Other Comprehensive Income (Loss): As of March 30, 2013 and March 31, 2012, the accumulated other comprehensive loss consisted of the pension and postretirement liability.

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new rules became effective for interim and annual periods beginning after December 15, 2011. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, the standard did not have a material effect on Spartan Stores’ consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 permits the entity to first assess qualitative factors to determine whether certain events and circumstances exist that indicate that it is more likely than not that goodwill is impaired. If as a result of the qualitative assessment it is determined that it is not more likely than not that goodwill is impaired, then Spartan Stores is not required to take further action and calculate the fair value of the reporting unit. ASU No. 2011-08 was effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. During fiscal 2013, Spartan Stores’ continued to test its goodwill for impairment using the allowed two step test.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 essentially expanded the amendment discussed above to apply to the testing of all indefinite-lived intangible assets in order to improve consistency in impairment testing guidance among long-lived asset categories. ASU No. 2012-02 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2013, the FASB issued ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires companies to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. This ASU does not change the requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, we do not anticipate this standard will have a material effect on our consolidated financial statements.

Note 2

Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Retail	Distribution	Total
Balance at March 26, 2011:
Goodwill	$235,351	$92,493	$327,844
Accumulated impairment charges	(86,600)	—	(86,600)

Goodwill, net	148,751	92,493	241,244
Other (Note 3)	(1,050)	—	(1,050)
Balance at March 31, 2012:
Goodwill	234,301	92,493	326,794
Accumulated impairment charges	(86,600)	—	(86,600)

Goodwill, net	147,701	92,493	240,194
Acquisition	5,016	2,233	7,249
Other (Note 3)	(603)	—	(603)
Balance at March 30, 2013:
Goodwill	238,714	94,726	333,440
Accumulated impairment charges	(86,600)	—	(86,600)

Goodwill, net	$152,114	$94,726	$246,840

The following table reflects the components of amortized intangible assets, included in “Other, net” on the Consolidated Balance Sheets:

(In thousands)	March 30, 2013		March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$4,517	$2,997	$3,504	$2,616
Favorable leases	3,758	1,997	3,906	1,815
Customer lists	12,138	8,027	11,065	6,330
Trade name	1,219	59	—	—
Franchise fees and other	305	99	625	242

Total	$21,937	$13,179	$19,100	$11,003

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average amortization period for amortizable intangible assets is as follows:

Non-compete agreements	8.1 years
Favorable leases	14.9 years
Customer lists	7.3 years
Trade name	7.0 years
Franchise fees and other	9.7 years

Amortization expense for intangible assets was $2.3 million, $2.2 million and $2.1 million for fiscal years 2013, 2012 and 2011, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(In thousands)

Fiscal Year	Amortization Expense
2014	$2,566
2015	1,893
2016	1,512
2017	976
2018	803

Indefinite-lived intangible assets that are not amortized consist primarily of a trade name and licenses for the sale of alcoholic beverages which totaled $26.6 and $26.5 million as of March 30, 2013 and March 31, 2012.

Note 3

Restructuring, Asset Impairment and Other

The following table provides the activity of restructuring costs for fiscal years 2013, 2012 and 2011. Restructuring costs recorded in the Consolidated Balance Sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)	Lease and Ancillary Costs	Severance	Other	Total
Balance at March 27, 2010	$33,882	$2,056	$—	$35,938
Provision for lease and related ancillary costs, net of sublease income	1,876			1,876	(a)
Provision for severance		644		644	(a)
Other			288	288	(a)
Reversal of liability related to lease termination	(6,948)	—	—	(6,948	)(b)
Changes in estimates (Note 2)	(7,423)	—	—	(7,423	)(c)
Accretion expense	1,145	—	—	1,145
Payments	(7,230)	(2,700)	(288)	(10,218)

Balance at March 26, 2011	15,302	—	—	15,302
Changes in estimates (Note 2)	(1,318)	—	—	(1,318	)(c)
Accretion expense	535			535
Payments	(3,417)	—	—	(3,417)

Balance at March 31, 2012	11,102	$—	$—	$11,102
Changes in estimates (Note 2)	(696)	—	—	(696	)(c)
Accretion expense	384			384
Payments	(2,815)	—	—	(2,815)

Balance at March 30, 2013	$7,975	$—	$—	$7,975

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	The provision for lease and related ancillary costs, severance and other costs represents the initial charges estimated to be incurred for the closing of a warehouse in the Distribution segment. Later in fiscal 2011, the estimate for these charges was reduced by $0.3 million.
(b)	The net benefit related to favorable lease termination resulted from a lease being terminated by a bankruptcy judge. The lease related to a closed store and was reflected in our restructuring cost liability.
(c)	Goodwill was reduced by $0.6 million, $1.1 million and $7.1 million in fiscal 2013, 2012 and 2011, respectively, as a result of these changes in estimates as the initial charges for certain stores were established in the purchase price allocations for previous acquisitions.

Restructuring, asset impairment and other included in the Consolidated Statements of Earnings consisted of the following:

(In thousands)	2013	2012	2011
Asset impairment charges (a)	$1,682	$243	$7,859
Provision for lease and related ancillary costs, severance and other costs related to warehouse closing (b)	—	—	2,546
Net benefit related to favorable lease terminations (c)	—	—	(5,888)
Changes in estimates (d)	(93)	(266)	—
Pension curtailment income (e)	—	—	(3,985)

	$1,589	$(23)	$532

(a)	The asset impairment charges were incurred in the Retail segment due to the economic and competitive environment of certain stores.
(b)	The provision for lease and related ancillary costs, severance and other costs was incurred for the closing of a warehouse in the Distribution segment.
(c)	The net benefit related to favorable lease terminations was realized in the Retail segment as a result of three leases being terminated by a bankruptcy judge. One of the leases related to a closed store and was reflected in our restructuring cost liability. The other two leases were capital leases. The net benefit consists of the reversal of the restructuring cost liability and the net value of the two capital lease obligations and assets.
(d)	The changes in estimates relate to revised estimates of lease ancillary costs associated with previously closed facilities. The Distribution segment realized $(37) in fiscal 2012. The remaining amounts were realized in the Retail segment.
(e)	The pension curtailment income resulted from the freezing of the cash balance pension plan (see Note 9). The Retail and Distribution segments realized income of $1.7 million and $2.3 million, respectively.

Store lease obligations included in restructuring costs include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4

Long-Term Debt

Spartan Stores’ long-term debt consists of the following:

(In thousands)	March 30, 2013	March 31, 2012
Senior secured revolving credit facility, due June 2017	$47,646	$—
6.625% Senior Notes due December 2016	50,000	—
3.375% Convertible Senior Notes, net of unamortized debt discount	—	88,856
Capital lease obligations (Note 8)	52,048	48,864
Other, 7.00% – 9.25%, due fiscal 2014 – 2021	249	294

	149,943	138,014
Less current portion	4,067	4,449

Total long-term debt	$145,876	$133,565

Available borrowings under our $200.0 million revolving credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit agreement requires that Spartan Stores maintain excess availability of 10% of the borrowing base as such term is defined in the credit agreement. The credit facility contains a covenant that includes a minimum fixed charge coverage ratio as defined in the credit agreement. This covenant was not applicable for fiscal 2013 as we maintained minimum excess availability levels, as defined in the credit agreement. Spartan Stores had available borrowings of $129.5 million at March 30, 2013 and excess availability of $149.3 million. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $0.6 million were outstanding as of March 30, 2013. Borrowings under the revolving credit portion of the facility bear interest at LIBOR plus 1.50% or the prime rate plus 0.25% (weighted average interest rate of 2.68% at March 30, 2013).

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

At any time prior to December 15, 2014, Spartan Stores may redeem up to 35% of the New Notes with the net cash proceeds of certain equity offerings specified in the New Notes indenture at a redemption price of 100% of the principal amount plus the annual coupon on the New Notes, together with accrued and unpaid interest, but

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

only if at least 65% of the original aggregate principal amount of the New Notes would remain outstanding following such redemption. Before December 15, 2014, the New Notes may be redeemed, in whole or in part at a redemption price equal to 100% of the principal amount plus an “Applicable Premium” (as defined in the New Notes indenture) that is intended to provide holders with approximately the rate of return they would have received had they held such redeemed New Notes until December 15, 2014.

On May 30, 2007, Spartan Stores issued $110 million in aggregate principal amount of unsecured 3.375% Convertible Senior Notes due May 15, 2027. The Convertible Senior Notes were general unsecured obligations and ranked equally in right of payment with all of our other existing and future unsecured and unsubordinated obligations. They were effectively subordinated to secured indebtedness to the extent of the assets securing such indebtedness. The Convertible Senior Notes were structurally subordinated to Spartan Stores’ subsidiaries’ indebtedness and other liabilities. The Convertible Senior Notes were not guaranteed by our subsidiaries.

During the first quarter of fiscal 2011, Spartan Stores repurchased $12.3 million in principal amount of its outstanding Convertible Senior Notes for approximately $10.7 million and recognized a resultant gain of $0.1 million. In the third quarter of fiscal 2013, Spartan Stores repurchased $40.3 million in principal amount of its convertible senior notes resulting in a loss of approximately $2.3 million. During the fourth quarter of fiscal 2013, Spartan Stores repurchased the remaining $57.4 million principal amount of the Convertible Senior Notes. The repurchase of the Convertible Senior Notes resulted in a loss of approximately $2.8 million. The completion of the redemption discharges the Indenture dated as of May 30, 2007 between Spartan Stores and the Bank of New York Trust Company, N.A. as Trustee (the “Indenture”) and the Senior Convertible Notes.

The amount of interest expense recognized and the effective interest rate for Spartan Stores’ Convertible Senior Notes were as follows:

(In thousands)	2013	2012	2011
Contractual coupon interest	$2,687	$3,353	$3,333
Amortization of discount on convertible senior notes	3,282	3,745	3,462

Interest expense	$5,969	$7,098	$6,795

Effective interest rate	8.125%	8.125%	8.125%

The debt and equity components recognized for Spartan Stores’ Convertible Senior Notes were as follows:

(In thousands)	March 30, 2013	March 31, 2012
Principal amounts	$—	$97,740
Unamortized discount	—	8,884

Net carrying amount	—	88,856
Common stock	—	16,032

The weighted average interest rates including loan fee amortization for fiscal 2013, 2012 and fiscal 2011 were 8.43%, 8.05% and 7.81%, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 30, 2013, long-term debt was due as follows:

(In thousands)

Fiscal Year
2014	$4,067
2015	3,776
2016	3,841
2017	54,185
2018	51,926
Thereafter	32,148

$149,943

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

On January 2, 2009, Spartan Stores entered into an interest rate swap agreement. The interest rate swap was considered to be a cash flow hedge of interest payments on $45.0 million of borrowings under Spartan Stores’ senior secured revolving credit facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the agreement, Spartan Stores agreed to pay the counterparty a fixed interest rate of 3.33% and the counterparty agreed to pay Spartan Stores a floating interest rate based upon the 1-month LIBOR plus 1.25% on a notional amount of $45 million. The interest rate swap agreement was to expire concurrently with its senior secured revolving credit facility on December 24, 2012. However, the swap agreement was terminated in the third quarter of fiscal 2012, resulting in a $0.8 million termination charge which was recorded in interest expense.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. There was no impact on earnings in fiscal 2012 as the cash flow hedge was highly effective through its termination at the end of the third quarter of fiscal 2012.

The following table provides a summary of the financial statement effect of the derivative financial instrument designated as an interest rate cash flow hedge for fiscal 2012 and 2011:

	Location in Consolidated Financial Statements	2012	2011
(Gain) loss, net of taxes, recognized in other comprehensive income	Other comprehensive income	$(665)	$265
Pre-tax loss reclassified from accumulated other comprehensive loss	Interest expense	646	833
Pre-tax termination charge	Interest expense	775	—

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6

Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At March 30, 2013 and March 31, 2012 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	March 30, 2013	March 31, 2012
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$4,067	$4,449
Long-term debt and capital lease obligations	145,876	133,565
Equity component of convertible debt	—	8,884

Total book value of debt instruments	149,943	146,898
Fair value of debt instruments	152,758	144,374

Excess (deficiency) of fair value over book value	$2,815	$(2,524)

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (level 3 valuation technique).

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

Long-lived assets totaling $3.6 million and $0.2 in fiscal years 2013 and 2012, respectively, were measured at a fair value of $1.9 and $0.1, respectively, on a nonrecurring basis using Level 3 inputs as defined in the fair value heirarchy. Our accounting and finance team management, who report to the chief financial officer, determine our valuation policies and procedures. The development and determination of the unobservable inputs for level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance team management and are approved by the chief financial officer. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. Spartan Stores estimates future cash flows based on experience and knowledge of the market in which the assets are located, and when necessary, uses real estate brokers. See Note 3 for discussion of long-lived asset impairment charges.

Note 7

Commitments and Contingencies

Spartan Stores subleases property at certain locations and received rental income of $1.9 million in both fiscal 2013 and 2012. In the event of the customer’s default, Spartan Stores would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 8.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unions represent approximately 8% of Spartan Stores’ associates. These associates are covered by a collective bargaining agreement. On October 6, 2012 General Teamsters Union Local 406 ratified a three-year labor agreement which expires on October 10, 2015.

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

Based on the most recent information available to Spartan Stores, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because Spartan Stores is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that Spartan Stores’ contributions to this plan will increase each year. Management believes that funding levels have not changed significantly since year-end. To reduce this under funding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 8

Leases

Most of Spartan Stores’ retail locations are operated in leased facilities. Spartan Stores’ also leases small ancillary warehouse facilities, its tractor and trailer fleet and certain other equipment. Most of the property leases contain renewal options of varying terms. Terms of certain leases contain provisions requiring payment of percentage rent based on sales and payment of executory costs such as property taxes, utilities, insurance and maintenance. Terms of certain leases of transportation equipment contain provisions requiring payment of percentage rent based upon miles driven. Portions of certain property are subleased to others.

Rental expense, net of sublease income, under operating leases consisted of the following:

(In thousands)	2013	2012	2011
Minimum rentals	$31,993	$32,204	$32,464
Contingent payments	672	805	806
Sublease income	(1,928)	(1,899)	(1,926)

	$30,737	$31,110	$31,344

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total future lease commitments of Spartan Stores under operating leases in effect at March 30, 2013 are as follows:

(In thousands)	Used in Operations	Subleased to Others	Total
Fiscal Year
2014	$27,228	$1,118	$28,346
2015	22,840	1,027	23,867
2016	19,880	704	20,584
2017	14,453	462	14,915
2018	10,859	235	11,094
Thereafter	25,866	—	25,866

Total	$121,126	$3,546	$124,672

Total future lease commitments of Spartan Stores under capital leases in effect at March 30, 2013 are as follows:

(In thousands)
Fiscal Year
2014	$8,097
2015	7,574
2016	7,349
2017	7,371
2018	7,123
Thereafter	48,810

Total	86,324
Interest	(34,276)

Present value of minimum lease obligations	52,048
Current portion	4,026

Long-term obligations	$48,022

Amortization expense for property under capital leases was $3.8 million, $3.6 million and $4.3 million in fiscal years 2013, 2012 and 2011, respectively.

Assets held under capital leases consisted of the following:

(In thousands)	March 30, 2013	March 31, 2012
Buildings and improvements	$63,164	$48,297
Equipment	3,924	3,924

	67,088	52,221
Less accumulated depreciation	25,705	19,934

Net property	$41,383	$32,287

One of Spartan Stores’ subsidiaries leases retail store facilities to others. Of the stores leased to others, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. A majority of the leases provide for minimum and contingent rentals based upon stipulated sales volumes and contain renewal options. Certain of the leases contain escalation clauses.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Owned assets, included in property and equipment, which are leased to others are as follows:

(In thousands)	March 30, 2013	March 31, 2012
Land and improvements	$1,173	$1,173
Buildings	5,942	5,942

	7,115	7,115
Less accumulated depreciation	4,427	4,043

Net property	$2,688	$3,072

Future minimum rentals to be received under operating leases in effect at March 30, 2013 are as follows:

(In thousands)

Fiscal Year	Owned Property	Leased Property	Total
2014	$1,539	$1,263	$2,802
2015	916	1,164	2,080
2016	719	831	1,550
2017	555	499	1,054
2018	469	250	719
Thereafter	30	—	30

Total	$4,228	$4,007	$8,235

Note 9

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

Effective January 1, 2011, the Cash Balance Pension Plan was frozen and, as a result, additional service credits are no longer added to each Associate’s account, however, interest credits will continue to accrue. Effective the same date, employer matching contributions to the Savings Plus 401(k) Plan were reinstated at a rate of 50% of pay deferral contributions up to 6% of each Associate’s qualified compensation. Additionally, a provision allowing for a discretionary annual profit sharing contribution was added to the Savings Plus 401(k) Plan.

In conjunction with this change to the Cash Balance Pension Plan, pre-tax curtailment income of $4.0 million was recognized in the third quarter of fiscal 2011 and is included in Restructuring, asset impairment and other on the Consolidated Statements of Earnings. No additional associates are eligible to participate in the Cash Balance Pension Plan after January 1, 2011.

Prior to the plan freeze, Spartan Stores’ Company Plan benefit formula utilized a cash balance approach. Under the cash balance formula, credits were added annually to a participant’s “account” based on a percent of the participant’s compensation and years of vested service at the beginning of each calendar year. At Spartan

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stores’ discretion, interest credits are also added annually to a participant’s account based upon the participant’s account balance as of the last day of the immediately preceding calendar year. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act of 1976 (“ERISA”). Company Plan assets consist principally of common stocks and U.S. government and corporate obligations. The Company Plan does not hold any Spartan Stores stock.

Spartan Stores also maintains a Supplemental Executive Retirement Plan (“SERP”), which provides nonqualified deferred compensation benefits to Spartan Stores’ officers. Benefits under the SERP are paid from Spartan Stores’ general assets, as there is no separate trust established to fund benefits.

Expense for employer contributions made to defined contribution plans totaled $4.8 million, $5.4 million and $2.5 million in fiscal years 2013, 2012 and 2011, respectively. These expenses include a discretionary profit sharing company contribution, which was added to the plan effective January 1, 2011.

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

(In thousands, except percentages)	Pension Benefits		SERP Benefits		Postretirement Benefits
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Change in benefit obligation
Benefit obligation at beginning of year	$59,950	$60,421	$985	$1,071	$9,130	$8,633
Service cost	—	—	—	—	194	192
Interest cost	2,587	2,893	39	51	404	424
Actuarial loss	1,565	508	31	(27)	549	162
Benefits paid	(3,900)	(3,872)	(178)	(110)	(295)	(281)

Benefit obligation at end of year	$60,202	$59,950	$877	$985	$9,982	$9,130

Change in plan assets
Plan assets at fair value at beginning of year	$59,076	$58,352	$—	$—	$—	$—
Actual return on plan assets	5,375	596	—	—	—	—
Company contributions	4,039	4,000	178	110	295	281
Benefits paid	(3,900)	(3,872)	(178)	(110)	(295)	(281)

Plan assets at fair value at measurement date	$64,590	$59,076	$—	$—	$—	$—

Funded (unfunded) status	$4,388	$(874)	$(877)	$(985)	$(9,982)	$(9,130)

Components of net amount recognized in financial position:
Noncurrent assets	$4,388	$—	$—	$—	$—	$—
Current liabilities	—	—	(104)	(90)	(332)	(313)
Noncurrent liabilities	—	(874)	(773)	(895)	(9,650)	(8,817)

Net asset/(liability)	$4,388	$(874)	$(877)	$(985)	$(9,982)	$(9,130)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$19,541	$20,131	$359	$410	$2,780	$2,367
Prior service credit	—	—	—	—	(342)	(396)

	$19,541	$20,131	$359	$410	$2,438	$1,971

Weighted average assumptions at Measurement date
Discount rate	3.90%	4.50%	3.90%	4.50%	3.90%	4.50%
Expected return on plan assets	6.55%	7.50%	N/A	N/A	N/A	N/A

The benefit obligation for pension plans is measured as the projected benefit obligation; the benefit obligation for postretirement benefit plans is measured as the accumulated benefit obligation. The accumulated benefit obligation for both of the defined benefit pension plans was $61.1 million and $60.9 million at March 30, 2013 and March 31, 2012, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit cost

	Pension Benefits			SERP
(In thousands)	March 30, 2013	March 31, 2012	March 26, 2011	March 30, 2013	March 31, 2012	March 26, 2011
Service cost	$—	$—	$2,621	$—	$—	$45
Interest cost	2,587	2,893	3,077	39	51	52
Expected return on plan assets	(4,499)	(4,081)	(4,265)	—	—	—
Amortization of prior service cost	—	—	(478)	—	—	—
Amortization of actuarial net loss	1,279	1,656	1,557	32	40	41

Net periodic benefit (income) cost	(633)	468	2,512	71	91	138
Settlement expense				50

Total (income) expense	$(633)	$468	$2,512	$121	$91	$138

	Postretirement Benefits
	March 30, 2013	March 31, 2012	March 26, 2011
Service cost	$194	$192	$193
Interest cost	404	424	420
Amortization of prior service credit	(54)	(54)	(54)
Amortization of actuarial net loss	137	133	124

Net periodic benefit cost	$681	$695	$683

The net actuarial loss and prior service cost included in “Accumulated Other Comprehensive Income” and expected to be recognized in net periodic benefit cost during fiscal year 2014 are as follows:

(In thousands)	Pension Benefits	SERP Benefits	Postretirement Benefits
Net actuarial loss	$1,302	$30	$178
Prior service credit	—	—	(56)

	$1,302	$30	$122

Prior service costs (credits) are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses are amortized over the average remaining service life of active participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets.

Spartan Stores has assumed an average long-term expected return on pension plan assets of 6.55% as of March 30, 2013. The expected return assumption was modeled by third-party investment portfolio managers, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. Determining projected stock and bond returns and then applying these returns to the target asset allocations of the plan assets developed the expected return. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. This overall return assumption is believed to be reasonable over a longer-term period that is consistent with the liabilities.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligation was 8.50% pre-65 and 7.50% post-65 for fiscal 2013, 8.00% for fiscal 2012 and 8.50% for fiscal 2011, decreasing .50% per year to 5.00%. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by 0.46% and the total service and interest cost by 0.37%. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation by 0.62% and total service and interest cost by 0.53%.

Spartan Stores has an investment policy for the pension plan with a long-term asset allocation mix designed to meet the long-term retirement obligations. The asset allocation mix is reviewed annually and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes actual allocations as of March 30, 2013 and March 31, 2012:

		Plan Assets
	Target Range	March 30, 2013	March 31, 2012
Asset Category
Equity securities	51.0 – 66.0%	58.7%	66.0%
Fixed income	27.0 – 37.0	37.9	29.3
Cash equivalents	2.0 – 12.0	3.4	4.7

Total	100.0%	100%	100%

The investment policy emphasizes the following key objectives: (1) maintain the purchasing power of the current assets and all future contributions by producing positive real rates of return on plan assets; (2) maximize return within reasonable and prudent levels of risk in order to minimize contributions and (3) control costs of administering the plan and managing the investments.

The fair value of Spartan Stores’ pension plan assets at March 30, 2013 by asset category is as follows:

	Fair Value Measurements
(In thousands)	Total	Quoted prices in markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mutual funds	$58,471	$58,471	$—	$—
Money market fund	2,229	—	2,229	—
Guaranteed annuity contract	3,890	—	—	3,890

Total fair value	$64,590	$58,471	$2,229	$3,890

The fair value of Spartan Stores’ pension plan assets at March 31, 2012 by asset category is as follows:

	Fair Value Measurements
(In thousands)	Total	Quoted prices in markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mutual funds	$52,222	$52,222	$—	$—
Money market fund	2,829	—	2,829	—
Guaranteed annuity contract	4,025	—	—	4,025

Total fair value	$59,076	$52,222	$2,829	$4,025

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 assets consisted of the guaranteed annuity contract. A reconciliation of the beginning and ending balances for Level 3 assets follows:

(In thousands)	2013	2012
Balance, beginning of year	$4,025	$4,193
Purchases, sales, issuances and settlements (net)	(420)	(424)
Realized gains	285	256

Balance, end of year	$3,890	$4,025

See Note 6 for a discussion of the levels of the fair value hierarchy. The assets’ fair value measurement level above is based on the lowest level of any input that is significant to the fair value measurement.

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

Spartan Stores made contributions of $4.0 million in fiscal year 2013 to move the cash balance pension plan to a fully funded status and reduce future pension expense. A contribution is not expected to be made in fiscal year 2014. The following estimated benefit payments are expected to be paid in the following fiscal years:

(In thousands)	Pension Benefits and SERP Benefits	Other Benefits
2014	$5,582	$332
2015	4,893	357
2016	4,874	393
2017	5,083	428
2018	5,050	464
2019 to 2023	21,172	2,820

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the plans described above, Spartan Stores participates in a multi-employer pension plan and other defined contribution plans for substantially all associates covered by collective bargaining agreements.

Spartan Stores’ makes contributions to the multi-employer health and welfare plan in amounts set forth in the related collective bargaining agreements. This plan provides medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of the plan. The vast majority of Spartan Stores’ contributions benefits active employees and as such, may not constitute contributions to a postretirement benefit plan. However, Spartan Stores is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid for active participants in the plan.

Expense is recognized in connection with these plans as contributions are funded, in accordance with accounting standards. Spartan Stores contributed $8.2 million, $8.2 million and $7.3 million to these plans for fiscal years 2013, 2012 and 2011, respectively. The risks of participating in these multi-employer plans are different from the risks associated with single-employer plans in the following respects:

a.	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.	If a company chooses to stop participating in some multi-employer plans, or makes market exits or otherwise has participation in the plan drop below certain levels, the company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Spartan Stores’ participation in this plan is outlined in the tables below. The EIN/Pension Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status (“PPA”) available in 2013 and 2012 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that Spartan Stores’ received from the plan and is certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan.

Pension Fund	EIN – Pension Plan Number	Plan Month / Day End Date	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharges Imposed or Amortization Provisions
			2013	2012		2013	2012	2011
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Red	Implemented	$8,248	$8,232	$7,336	No

The following table describes the expiration of Spartan Stores’ collective bargaining agreements associated with the significant multi-employer plans in which Spartan Stores’ participates:

Pension Fund	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement	Over 5% Contribution 2013
Central States, Southeast and Southwest Areas Pension Fund	1	10/10/2015	8.0%	No

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the date the financial statements were issued, Forms 5500 were generally not available for the plan years ending in 2012.

See Note 7 for further information regarding Spartan’s participation in the Central States, Southeast and Southwest Areas Pension Fund.

Note 10

Taxes on Income

The income tax provision for continuing operations is summarized as follows:

(In thousands)	March 30, 2013	March 31, 2012	March 26, 2011
Currently payable:
Federal	$17,056	$(191)	$(536)
State	2,490	2,016	1,301

Total currently payable	19,546	1,825	765
Deferred:
Federal	(3,361)	15,734	16,644
State	(760)	2,127	3,011

Total deferred	(4,121)	17,861	19,655

Total	$15,425	$19,686	$20,420

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.4	5.2	5.3
Tax credits	(1.1)	(1.1)	(1.1)
Charitable product donations	(0.8)	(0.7)	(0.7)
Other	(1.8)	(0.2)	0.1

Effective income tax rate	35.7%	38.2%	38.6%

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities resulting from temporary differences as of March 30, 2013 and March 31, 2012 are as follows:

(In thousands)	2013	2012
Deferred tax assets:
Employee benefits	$15,108	$15,075
Allowance for doubtful accounts	460	365
Intangible assets	1,107	740
Restructuring	17	121
Deferred revenue	1,085	879
Accrued rent	1,210	1,023
All other	1,280	343

Total deferred tax assets	20,267	18,546

Deferred tax liabilities:
Property and equipment	32,404	30,983
Inventory	6,916	6,424
Goodwill	48,575	40,769
Convertible debt interest	1,365	15,384
Leases	7,943	6,271
All other	1,332	940

Total deferred tax liabilities	98,535	100,771

Net deferred tax liability	$(78,268)	$(82,225)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	March 30, 2013	March 31, 2012
Balance at beginning of year	$2,493	$2,320
Gross increases – tax positions taken in prior years	67	74
Gross decreases – tax positions taken in prior years	(404)	(483)
Gross increases – tax positions taken in current year	670	589
Lapse of statute of limitations	(178)	(7)

Balance at end of year	$2,648	$2,493

In the fourth quarter of fiscal 2012 we elected to accelerate the recognition of certain revenues for tax purposes, which resulted in a $12.4 million increase in taxes payable and a related increase in other current assets at March 31, 2012. These amounts reversed in fiscal 2013.

Spartan Stores anticipates that $0.7 million of the unrecognized tax benefits will be settled prior to March 29, 2014. Spartan Stores recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Accrued interest and penalties are not material. As of March 30, 2013, the balance of unrecognized tax benefits included tax positions of $1.9 million that would reduce Spartan Stores’ effective income tax rate if recognized in future periods.

Spartan Stores files income tax returns with federal, state and local tax authorities within the United States. In May 2012, the Internal Revenue Service (IRS) completed its examination of Spartan Stores’ federal income tax returns for fiscal year 2010. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years before 2008.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11

Stock-Based Compensation

Spartan Stores has two shareholder-approved ten-year stock incentive plans covering 4,200,000 shares of Spartan Stores’ common stock: the Spartan Stores, Inc. 2001 Stock Incentive Plan (the “2001 Plan”) and the Spartan Stores, Inc. Stock Incentive Plan of 2005 (the “2005 Plan”). The plans provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. Holders of restricted stock and stock awards are entitled to participate in cash dividends and dividend equivalents. The 2001 plan expired on May 8, 2011 and no shares remained unissued as of that date. As of March 30, 2013, 818,258 shares remained unissued under the 2005 Plan.

Stock option awards were granted with an exercise price equal to the market value of Spartan Stores common stock at the date of grant, vest and become exercisable in 25 percent increments over a four-year service period and have a maximum contractual term of ten years. Upon a “Change in Control”, as defined by the Plan, all outstanding options vest immediately. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility was determined based upon a combination of historical volatility of Spartan Stores common stock and the expected volatilities of guideline companies that are comparable to Spartan Stores in most significant respects to reflect management’s best estimate of Spartan Stores’ future volatility over the option term. Due to certain events that were considered unusual and/or infrequent in nature, and that resulted in significant business changes during the limited historical exercise period, management did not believe that Spartan Stores’ historical exercise data provided a reasonable basis upon which to estimate the expected term of stock options. Therefore, the expected term of stock options granted was determined using the “simplified” method as described in SEC Staff Accounting Bulletins that uses the following formula: ((vesting term + original contract term)/2). The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, using U.S. constant maturities with remaining terms equal to the expected term. Expected dividend yield is based on historical dividend payments. No stock options were granted in fiscal 2013, 2012, or 2011.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the three years ended March 30, 2013:

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value (In thousands)
Options outstanding at March 27, 2010	831,849	$17.39	6.90	$1,279
Granted	—	—
Exercised	(27,128)	7.85		231
Cancelled	—	—

Options outstanding at March 26, 2011	804,721	17.71	6.02	1,243
Granted	—	—
Exercised	(84,630)	11.64		572
Cancelled	(16,962)	17.94

Options outstanding at March 31, 2012	703,129	18.43	5.53	1,926
Granted	—	—
Exercised	(25,050)	8.10		210
Cancelled	(24,608)	18.64

Options outstanding at March 30, 2013	653,471	18.82	4.65	1,428

Options exercisable at March 26, 2011	519,733	16.94	5.19	1,095

Options exercisable at March 31, 2012	557,787	18.60	5.22	1,581

Options exercisable at March 30, 2013	619,658	$19.09	4.57	$1,304

Vested and expected to vest in the future at March 30, 2013	652,078	$18.83	4.65	$1,423

Cash received from option exercises was $0.2 million, $1.0 million and $0.2 million during fiscal years 2013, 2012 and 2011, respectively.

Restricted shares awarded to employees vest ratably over a four-year service period and one year for grants to the Board of Directors. Awards granted to employees prior to fiscal 2012 vest ratably over a five-year service period. Awards are subject to certain transfer restrictions and forfeiture prior to vesting. All shares fully vest upon a “Change in Control” as defined by the Plan. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the vesting period.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock activity for the three years ended March 30, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding and nonvested at March 27, 2010	618,722	$18.28
Granted	216,890	15.37
Vested	(280,437)	18.21
Forfeited	(7,404)	16.99

Outstanding and nonvested at March 26, 2011	547,771	16.99
Granted	222,848	16.06
Vested	(175,433)	17.60
Forfeited	(14,293)	15.67

Outstanding and nonvested at March 31, 2012	580,893	16.48
Granted	215,014	17.78
Vested	(217,737)	17.47
Forfeited	(31,988)	16.52

Outstanding and nonvested at March 30, 2013	546,182	$16.59

The total fair value of shares vested during fiscal years 2013, 2012 and 2011 was $3.9 million, $2.8 million and $4.3 million, respectively.

Share-based compensation expense recognized and included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings and related tax benefits were as follows:

(In thousands)	2013	2012	2011
Stock options	$196	$1,238	$929
Restricted stock	3,866	3,810	4,443
Tax benefits	(1,572)	(1,928)	(2,081)

	$2,490	$3,120	$3,291

As of March 30, 2013, total unrecognized compensation cost related to non-vested share-based awards granted under our stock incentive plans was less than $0.1 million for stock options and $5.6 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 0.1 years for stock options and 2.3 years for restricted stock.

Spartan Stores recognized tax deductions of $4.3 million, $3.5 million and $4.6 million related to the exercise of stock options and the vesting of restricted stock during fiscal years 2013, 2012 and 2011, respectively.

Spartan Stores has a stock bonus plan covering 300,000 shares of Spartan Stores common stock. Under the provisions of this plan, certain officers and key associates of Spartan Stores may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 30% of the portion of the bonus they elect to receive in stock. Compensation expense is recorded based upon the market price of the stock as of the measurement date. A total of 71,156 shares remained unissued under the plan at March 30, 2013.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spartan Stores has an associate stock purchase plan covering 200,000 shares of Spartan Stores common stock. The plan provides that associates of Spartan Stores and its subsidiaries may purchase shares at 95% of the fair market value. As of March 30, 2013, 26,568 shares had been issued under the plan.

Note 12

Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $3.9 million, $3.6 million and $3.3 million for fiscal years 2013, 2012 and 2011, respectively, and the exchange of $40.3 million of Convertible Senior Notes for New Notes in fiscal 2013. Non-cash investing activities include capital expenditures included in accounts payable of $3.3 million, $3.3 million and $4.0 million for fiscal years 2013, 2012 and 2011 respectively. In fiscal 2013, 2012 and 2011, Spartan Stores entered into capital lease agreements totaling $4.0 million, $9.7 million and $4.2 million, respectively.

Note 13

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

Discontinued operations did not have sales for fiscal years 2013, 2012 and 2011. Significant assets and liabilities of discontinued operations are as follows:

(In thousands)	March 30, 2013	March 31, 2012
Current assets	$38	$1,589
Property, net	4,810	4,001
Other long-term assets	653	1,463
Current liabilities	800	268
Long-term liabilities	32	74

Note 14

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

The Retail segment operates supermarkets in Michigan that typically offer dry grocery, produce, frozen, dairy, meat, beverages, floral, seafood, health and beauty care, delicatessen and bakery goods. Additionally, complementing these offerings, approximately 66% of the stores offer pharmacy services and 30 fuel centers were in operation as of March 30, 2013.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

The following tables set forth information about Spartan Stores by reporting segment:

(In thousands)	Distribution	Retail	Total
Year Ended March 30, 2013
Net sales to external customers	$1,120,650	$1,487,510	$2,608,160
Inter-segment sales	663,578	—	663,578
Depreciation and amortization	8,712	30,369	39,081
Operating earnings	45,630	15,338	60,968
Capital expenditures	8,797	33,215	42,012
Year Ended March 31, 2012 (53 weeks)
Net sales to external customers	$1,138,739	$1,495,487	$2,634,226
Inter-segment sales	660,628	—	660,628
Depreciation and amortization	8,444	28,350	36,794
Operating earnings	44,292	22,191	66,483
Capital expenditures	9,375	33,143	42,518
Year Ended March 26, 2011
Net sales to external customers	$1,089,689	$1,443,375	$2,533,064
Inter-segment sales	663,827	—	663,827
Depreciation and amortization	8,465	26,693	35,158
Operating earnings	47,987	19,979	67,966
Capital expenditures	8,800	24,229	33,029

	2013	2012	2011
Total Assets at Year End
Distribution	$254,326	$216,873	$261,028
Retail	529,840	541,110	484,839
Discontinued operations	5,501	5,490	5,529

Total	$789,667	$763,473	$751,396

Spartan Stores offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The following table presents sales by type of similar product and services:

(Dollars in thousands)	2013		2012		2011
	(53 weeks)
Non-perishables (1)	$1,289,461	49.4%	$1,293,147	49.1%	$1,297,719	51.2%
Perishables (2)	930,659	35.7	933,545	35.4	906,945	35.8
Fuel	209,028	8.0	219,903	8.4	123,262	4.9
Pharmacy	179,012	6.9	187,631	7.1	205,138	8.1

Consolidated net sales	$2,608,160	100%	$2,634,226	100%	$2,533,064	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

(In thousands, except per share data)	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)
Fiscal 2013
Net sales	$2,608,160	$592,809	$789,880	$621,559	$603,912
Gross margin	545,544	132,643	160,955	130,226	121,720
Restructuring, asset impairment and other	1,589	1,233	—	356	—
Debt extinguishment	5,047	2,762	2,285	—	—
Earnings from continuing operations before income taxes	43,267	13,012	5,092	16,558	8,605
Earnings from continuing operations	27,842	7,939	3,472	10,355	6,076
Discontinued operations, net of taxes	(432)	(237)	(72)	(50)	(73)
Net earnings	$27,410	$7,702	$3,400	$10,305	$6,003
Earnings from continuing operations per share:
Basic	$1.28	$0.37	$0.16	$0.48	$0.28
Diluted	1.27	0.36	0.16	0.47	0.28
Net earnings per share:
Basic	$1.26	$0.35	$0.16	$0.47	$0.27
Diluted	1.25	0.35	0.16	0.47	0.27
Dividends	$6,899	$1,740	$1,739	$1,740	$1,680
Common stock price – High	18.74	18.33	16.61	18.74	18.66
Common stock price – Low	13.44	15.20	13.62	13.44	15.91

(In thousands, except per share data)	Full Year (53 weeks)	4th Quarter (13 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)
Fiscal 2012
Net sales	$2,634,226	$614,773	$797,242	$619,647	$602,564
Gross margin	556,110	135,086	162,950	132,737	125,337
Restructuring, asset impairment and other	(23)	114	(2)	(135)	—
Earnings from continuing operations before income taxes	51,556	16,369	7,752	16,611	10,824
Earnings from continuing operations	31,870	10,477	4,988	10,270	6,135
Discontinued operations, net of taxes	(112)	23	(11)	(18)	(106)
Net earnings	31,758	10,500	4,977	10,252	6,029
Earnings from continuing operations per share:
Basic	$1.40	$0.46	$0.22	$0.45	$0.27
Diluted	1.39	0.46	0.22	0.45	0.27
Net earnings per share:
Basic	$1.39	$0.46	$0.22	$0.45	$0.27
Diluted	1.39	0.46	0.22	0.45	0.26
Dividends	$5,926	$1,469	$1,487	$1,486	$1,484
Common stock price – High	21.37	19.24	19.21	21.37	19.81
Common stock price – Low	14.01	16.95	14.01	14.06	14.35

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of Spartan Stores’ disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of March 30, 2013 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of Spartan Stores’ management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the Evaluation Date, Spartan Stores’ management, including the CEO and CFO, concluded that Spartan Stores’ disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

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

Management of Spartan Stores conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that Spartan Stores’ internal control over financial reporting was effective as of March 30, 2013.

The registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of March 30, 2013 as stated in their report on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Spartan Stores, Inc. and Subsidiaries

Grand Rapids, MI

We have audited the internal control over financial reporting of Spartan Stores, Inc. and subsidiaries (the “Company”) as of March 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 30, 2013 of the Company and our report dated May 23, 2013 expressed an unqualified opinion on those consolidated financial statements,

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan

May 23, 2013

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

The information required by this item is here incorporated by reference from the sections titled “The Board of Directors,” “Spartan Stores’ Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” and “Transactions with Related Persons” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2013.

Item 11.	Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the section titled “Ownership of Spartan Stores Stock” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2013.

The following table provides information about Spartan Stores’ equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2013.

EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	653,471	$18.82	889,414
Equity compensation plans not approved by security holders	—	Not applicable	—

Total	653,471	$18.82	889,414

(1)	Consists of the Spartan Stores, Inc. 1991 Stock Option Plan, the Spartan Stores, Inc. 2001 Stock Incentive Plan, the Spartan Stores, Inc. 2001 Stock Bonus Plan, and the Stock Incentive Plan of 2005. Stock options may no longer be issued under the 1991 Stock Option Plan. The numbers of shares reflected in column (c) in the table above with respect to the Stock Incentive Plan of 2005 (962,938 shares) and the 2001 Stock Bonus Plan (82,647 shares) represent shares that may be issued other than upon the exercise of an option, warrant or right. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in Spartan Stores’ capitalization.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and the table captioned “Board of Directors Committee Membership” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2013.

Item 14.	Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in Spartan Stores’ definitive proxy statement relating to its annual meeting of shareholders to be held in 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated May 23, 2013

Consolidated Balance Sheets at March 30, 2013 and March 31, 2012

Consolidated Statements of Earnings for each of the three years in the period ended March 30, 2013

Consolidated Statements of Comprehensive Income for each of the three years in the period ended March 30, 2013

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended March 30, 2013

Consolidated Statements of Cash Flows for each of the three years in the period ended March 30, 2013

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit Number	Document

2.1	Asset Purchase Agreement dated October 13, 2008 by and among VG’s Food Center, Inc. and VG’s Pharmacy, Inc. as Seller and Family Fare, LLC as Purchaser. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed October 15, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture dated December 6, 2012 by and among Spartan Stores, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

4.3	Indenture by and between Spartan Stores, Inc. and The Bank of New York Trust Company, N.A. as Trustee dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.4	Registration Rights Agreement among Spartan Stores, Inc. and Banc of America Securities LLC and Bear, Stearns & Co., Inc., as representatives of the Initial Purchasers named therein dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.5	Form of 3.375% Convertible Senior Note due 2027. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

10.1	Exchange and Purchase Agreement dated December 4, 2012 between the Company and the Holder named therein. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.2	Purchase Agreement by and among Spartan Stores, Inc. and the Initial Purchasers named therein dated as of May 23, 2007. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.3	Loan and Security Agreement dated December 23, 2003, by and among Spartan Stores, Inc. and certain subsidiaries as borrowers, Congress Financial Corporation (Central) as agent, the lenders named therein as lenders, and joined in by certain subsidiaries of Spartan Stores, Inc. as guarantors. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.4	Amendment No. 2 to Loan and Security Agreement dated December 22, 2004, between Spartan Stores, Inc. and its subsidiaries and Congress Financial Corporation, Key Bank National Association, Fleet Capital Corporation, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 26, 2011. Here incorporated by reference.

Exhibit Number	Document

10.5	Amendment No. 3 to Loan and Security Agreement dated December 9, 2005 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 26, 2011. Here incorporated by reference.

10.6	Amendment No. 4 to Loan and Security Agreement dated March 17, 2006 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 26, 2011. Here incorporated by reference.

10.7	Amendment No. 5 to Loan and Security Agreement dated April 5, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2012. Here incorporated by reference.

10.8	Amendment No. 6 to Loan and Security Agreement dated May 22, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.9	Amendment No. 7 to Loan and Security Agreement dated May 20, 2009 between Spartan Stores, Inc. and subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed May 22, 2009. Here incorporated by reference.

10.10	Amendment No. 8 to Loan and Security Agreement dated May 4, 2010 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on May 7, 2010. Here incorporated by reference.

10.11	Amendment No. 9 to Loan and Security Agreement dated September 30, 2010 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Key Bank National Association, Bank of America, N.A., PNC Bank N.A., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on October 5, 2010. Here incorporated by reference.

10.12	Amendment No. 10 to Loan and Security Agreement dated July 19, 2011 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Wells Fargo Bank, N.A., Key Bank National Association, Bank of America, N.A., PNC Bank N.A., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on July 20, 2011. Here incorporated by reference.

10.13	Amendment No. 11 to Loan and Security Agreement dated June 8, 2012 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Bank of America, N.A., PNC Bank National Association, Fifth Third Bank and US Bank National Association. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed June 13, 2012. Here incorporated by reference.

Exhibit Number	Document

10.14	Amendment No. 12 to Loan and Security Agreement dated December 4, 2012 by and among Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Bank of America, N.A., PNC Bank National Association, Fifth Third Bank and US Bank National Association. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.15	Letter Agreement between Spartan Stores, Inc. and Wachovia Capital Finance Corporation (Central) as Agent for the Lenders, dated August 17, 2007.

10.16*	Spartan Stores, Inc. Executive Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on August 12, 2010. Here incorporated by reference.

10.17*	Form of Long-Term Executive Incentive Plan Award for fiscal 2013. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 23, 2012. Here incorporated by reference.

10.18*	Form of Long-Term Executive Incentive Plan Award for fiscal 2012. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 18, 2011. Here incorporated by reference.

10.19	Form of Amended and Restated Long-Term Executive Incentive Plan Award for fiscal 2011. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 18, 2011. Here incorporated by reference.

10.20*	Spartan Stores, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 27, 2010. Here incorporated by reference.

10.21*	Determination of Compensation Committee pursuant to the Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on August 3, 2009. Here incorporated by reference.

10.22*	Spartan Stores, Inc. Supplemental Executive Retirement Plan, as amended. Previously filed as an as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 27, 2010. Here incorporated by reference.

10.23*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.24*	Spartan Stores, Inc. Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 19, 2010. Here incorporated by reference.

10.25*	Spartan Stores, Inc. 2001 Stock Incentive Plan.

10.26*	Form of Restricted Stock Award to officers, dated May 15, 2012. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 23, 2012. Here incorporated by reference.

10.27*	Form of Restricted Stock Award to non-employee directors, dated May 15, 2012. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 23, 2012. Here incorporated by reference.

10.28*	Form of Stock Option Award to executive officers. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

Exhibit Number	Document

10.29*	Form of Stock Option Award to non-employee directors. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

10.30*	Form of Executive Employment Agreement between Spartan Stores, Inc. and certain executive officers, as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2012. Here incorporated by reference.

10.31*	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2012. Here incorporated by reference.

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spartan Stores, Inc. (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: May 23, 2013	By	/S/ DENNIS EIDSON
Dennis Eidson President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.

May 23, 2013	By	*
M. Shân Atkins Director

May 23, 2013	By	/S/ DENNIS EIDSON
Dennis Eidson President, Chief Executive Officer and Director (Principal Executive Officer)

May 23, 2013	By	*
Dr. Frank M. Gambino Director

May 23, 2013	By	*
Frederick S. Morganthall, II Director

May 23, 2013	By	*
Elizabeth A. Nickels Director

May 23, 2013	By	*
Timothy J. O’Donovan Director

May 23, 2013	By	*
Craig C. Sturken Chairman and Director

May 23, 2013	By	*
Wendy A. Beck Director

May 23, 2013	By	*
Yvonne R. Jackson Director

May 23, 2013	By	/S/ DAVID M. STAPLES
David M. Staples Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

May 23, 2013	*By	/S/ DENNIS EIDSON
Dennis Eidson Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Document

2.1	Asset Purchase Agreement dated October 13, 2008 by and among VG’s Food Center, Inc. and VG’s Pharmacy, Inc. as Seller and Family Fare, LLC as Purchaser. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed October 15, 2008. Here incorporated by reference. Exhibits and schedules to this agreement are listed and identified in the agreement. Omitted exhibits and schedules will be furnished supplementally to the Commission upon request.

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture dated December 6, 2012 by and among Spartan Stores, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

4.3	Indenture by and between Spartan Stores, Inc. and The Bank of New York Trust Company, N.A. as Trustee dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.4	Registration Rights Agreement among Spartan Stores, Inc. and Banc of America Securities LLC and Bear, Stearns & Co., Inc., as representatives of the Initial Purchasers named therein dated as of May 30, 2007. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

4.5	Form of 3.375% Convertible Senior Note due 2027. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K, filed May 30, 2007. Here incorporated by reference.

10.1	Exchange and Purchase Agreement dated December 4, 2012 between the Company and the Holder named therein. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.2	Purchase Agreement by and among Spartan Stores, Inc. and the Initial Purchasers named therein dated as of May 23, 2007. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.3	Loan and Security Agreement dated December 23, 2003, by and among Spartan Stores, Inc. and certain subsidiaries as borrowers, Congress Financial Corporation (Central) as agent, the lenders named therein as lenders, and joined in by certain subsidiaries of Spartan Stores, Inc. as guarantors. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.4	Amendment No. 2 to Loan and Security Agreement dated December 22, 2004, between Spartan Stores, Inc. and its subsidiaries and Congress Financial Corporation, Key Bank National Association, Fleet Capital Corporation, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 26, 2011. Here incorporated by reference.

Exhibit Number	Document

10.5	Amendment No. 3 to Loan and Security Agreement dated December 9, 2005 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 26, 2011. Here incorporated by reference.

10.6	Amendment No. 4 to Loan and Security Agreement dated March 17, 2006 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 26, 2011. Here incorporated by reference.

10.7	Amendment No. 5 to Loan and Security Agreement dated April 5, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America Leasing & Capital, LLC, National City Business Credit, General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2012. Here incorporated by reference.

10.8	Amendment No. 6 to Loan and Security Agreement dated May 22, 2007 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 28, 2009. Here incorporated by reference.

10.9	Amendment No. 7 to Loan and Security Agreement dated May 20, 2009 between Spartan Stores, Inc. and subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed May 22, 2009. Here incorporated by reference.

10.10	Amendment No. 8 to Loan and Security Agreement dated May 4, 2010 between Spartan Stores, Inc. and its subsidiaries and Wachovia Capital Finance Corporation (Central), Key Bank National Association, Bank of America N.A., National City Business Credit, Inc., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on May 7, 2010. Here incorporated by reference.

10.11	Amendment No. 9 to Loan and Security Agreement dated September 30, 2010 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Key Bank National Association, Bank of America, N.A., PNC Bank N.A., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on October 5, 2010. Here incorporated by reference.

10.12	Amendment No. 10 to Loan and Security Agreement dated July 19, 2011 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Wells Fargo Bank, N.A., Key Bank National Association, Bank of America, N.A., PNC Bank N.A., General Electric Capital Corporation, and Fifth Third Bank. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on July 20, 2011. Here incorporated by reference.

10.13	Amendment No. 11 to Loan and Security Agreement dated June 8, 2012 between Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Bank of America, N.A., PNC Bank National Association, Fifth Third Bank and US Bank National Association. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K filed June 13, 2012. Here incorporated by reference.

Exhibit Number	Document

10.14	Amendment No. 12 to Loan and Security Agreement dated December 4, 2012 by and among Spartan Stores, Inc. and its subsidiaries and Wells Fargo Capital Finance, LLC, Bank of America, N.A., PNC Bank National Association, Fifth Third Bank and US Bank National Association. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.15	Letter Agreement between Spartan Stores, Inc. and Wachovia Capital Finance Corporation (Central) as Agent for the Lenders, dated August 17, 2007.

10.16*	Spartan Stores, Inc. Executive Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on August 12, 2010. Here incorporated by reference.

10.17*	Form of Long-Term Executive Incentive Plan Award for fiscal 2013. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 23, 2012. Here incorporated by reference.

10.18*	Form of Long-Term Executive Incentive Plan Award for fiscal 2012. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 18, 2011. Here incorporated by reference.

10.19	Form of Amended and Restated Long-Term Executive Incentive Plan Award for fiscal 2011. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 18, 2011. Here incorporated by reference.

10.20*	Spartan Stores, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 27, 2010. Here incorporated by reference.

10.21*	Determination of Compensation Committee pursuant to the Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on August 3, 2009. Here incorporated by reference.

10.22*	Spartan Stores, Inc. Supplemental Executive Retirement Plan, as amended. Previously filed as an as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 27, 2010. Here incorporated by reference.

10.23*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Here incorporated by reference.

10.24*	Spartan Stores, Inc. Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 19, 2010. Here incorporated by reference.

10.25*	Spartan Stores, Inc. 2001 Stock Incentive Plan.

10.26*	Form of Restricted Stock Award to officers, dated May 15, 2012. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 23, 2012. Here incorporated by reference.

10.27*	Form of Restricted Stock Award to non-employee directors, dated May 15, 2012. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 23, 2012. Here incorporated by reference.

10.28*	Form of Stock Option Award to executive officers. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

Exhibit Number	Document

10.29*	Form of Stock Option Award to non-employee directors. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 20, 2009. Here incorporated by reference.

10.30*	Form of Executive Employment Agreement between Spartan Stores, Inc. and certain executive officers, as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2012. Here incorporated by reference.

10.31*	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2012. Here incorporated by reference.

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.