Form 10-Q
period 2013-06-22
SPARTAN STORES INC
filed 2013-08-01
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 22, 2013.

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

As of July 29, 2013 the registrant had 21,898,253 outstanding shares of common stock, no par value.

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

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores’ Annual Report on Form 10-K for the year ended March 30, 2013 (in particular, you should refer to the discussion of “Risk Factors” in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and improve our retail-store performance; assimilate acquired stores or merged businesses; maintain or grow sales; respond successfully to competitors, the weak economic environment or changing consumer behavior; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain or improve customer and supplier relationships; realize expected benefits of new customer relationships or capital investments, new retail banner, loyalty program, warehouse consolidation, and store openings; realize growth opportunities; expand our customer base; realize expected synergies; reduce operating costs; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends and repurchase shares; and implement the other programs, initiatives, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports or presentations, our press releases and our public comments is not certain and will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

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

Our operating and administrative expenses, and as a result, our net earnings and cash flows, may be adversely affected by changes in costs associated with, among other factors: difficulties in the operation of our business segments; future business acquisitions; adverse effects on business relationships with independent retail grocery store customers; difficulties in the retention or hiring of employees; labor stoppages or disputes; business and asset divestitures; increased transportation or fuel costs; current or future lawsuits and administrative proceedings; and losses or financial difficulties of customers or suppliers. Our future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment policy, actual investment return, the total amount of lump-sum payments to plan participants which could trigger settlement accounting and the composition of the group of employees and retirees covered, changes in our business that result in a withdrawal liability under multi-employer plans, the actions, contributions and financial condition of other employers who participate in multi-employer plans to which we contribute and the funding levels of these plans. Our future income tax expense, and as a result, our net earnings and cash flows, could be adversely affected by changes in tax laws and related interpretations. Our accounting estimates could change and the actual effects of changes in accounting principles could deviate from our estimates due to changes in facts, assumptions, or acceptable methods and actual results may vary materially from our estimates. Our operating and administrative expenses, net earnings and cash flow could also be adversely affected by changes in our sales mix. Our ongoing cost reduction initiatives and changes in our marketing and merchandising programs may not be as successful as anticipated. Acts of terrorism, war, natural disaster, fire, accident, and severe weather may adversely affect the availability of and our ability to operate our warehouses and other facilities, and may adversely affect consumer buying behavior, fuel costs, shipping and transportation costs, product cost inflation or deflation and its impact on LIFO expense. General economic conditions and unemployment, particularly in Michigan, government assistance programs, health care reform, or other circumstances beyond our control, may adversely affect consumer buying behavior. A combination of the aforementioned factors, coupled with prolonged general economic weakness, could result in goodwill and other long-lived asset impairment charges.

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

Although Spartan Stores and Nash Finch Company have signed a definitive merger agreement, there is no assurance that they will complete the proposed merger. The merger agreement will terminate if the companies do not receive the necessary approval of Spartan Stores’ shareholders or Nash Finch’s stockholders and government approvals, or if any other conditions to closing are not satisfied. The availability of the loans intended to refinance existing credit facilities of Spartan Stores and Nash Finch in connection with the merger is subject to the satisfaction of certain conditions set forth in the commitment letter relating to such loans, which is not assured and not all of which are within Spartan Stores’ control. Additional risks and uncertainties related to the proposed merger include, but are not limited to, the successful integration of Spartan Stores’ and Nash Finch’s business and the combined company’s ability to compete in the highly competitive grocery distribution, retail grocery and military and exchange distribution channels.

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

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 22, 2013	March 30, 2013
Assets
Current assets
Cash and cash equivalents	$4,163	$6,097
Accounts receivable, net	60,087	60,979
Inventories, net	135,126	124,657
Prepaid expenses	10,037	10,822
Other current assets	1,202	1,304
Deferred taxes on income	1,558	2,310

Total current assets	212,173	206,169
Goodwill	246,665	246,840
Other, net	64,344	64,532
Property and equipment, net	269,109	272,126

Total assets	$792,291	$789,667

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$129,680	$120,651
Accrued payroll and benefits	32,311	38,356
Accrued income taxes	1,309	6,132
Other accrued expenses	24,152	23,784
Current maturities of long-term debt and capital lease obligations	3,937	4,067

Total current liabilities	191,389	192,990
Long-term liabilities
Deferred income taxes	81,226	80,578
Postretirement benefits	14,262	14,092
Other long-term liabilities	18,905	20,476
Long-term debt and capital lease obligations	148,031	145,876

Total long-term liabilities	262,424	261,022
Commitments and contingencies (Note 5)
Shareholders’ equity
Common stock, voting, no par value; 50,000 shares authorized; 21,896 and 21,751 shares outstanding	146,468	146,564
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(13,481)	(13,687)
Retained earnings	205,491	202,778

Total shareholders’ equity	338,478	335,655

Total liabilities and shareholders’ equity	$792,291	$789,667

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	12 Weeks Ended
	June 22, 2013		June 23, 2012
Net sales	$612,405		$603,912
Cost of sales	487,129		482,192

Gross profit	125,276		121,720
Operating expenses
Selling, general and administrative	114,353		110,007
Restructuring and asset impairment charges	987		—

Total operating expenses	115,340		110,007
Operating earnings	9,936		11,713
Other income and expenses
Interest expense	2,265		3,156
Other, net	(9)		(48)

Total other income and expenses	2,256		3,108

Earnings before income taxes and discontinued operations	7,680		8,605
Income taxes	2,896		2,529

Earnings from continuing operations	4,784		6,076
Loss from discontinued operations, net of taxes	(101)		(73)

Net earnings	$4,683		$6,003

Basic earnings per share:
Earnings from continuing operations	$0.22		$0.28
Loss from discontinued operations	(0.01	)*	(0.01	)*

Net earnings	$0.21		$0.27

Diluted earnings per share:
Earnings from continuing operations	$0.22		$0.28
Loss from discontinued operations	(0.01	)*	(0.01	)*

Net earnings	$0.21		$0.27

Weighted average shares outstanding:
Basic	21,810		21,853
Diluted	21,892		21,939

See accompanying notes to condensed consolidated financial statements.

*	Includes Rounding

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended
	June 22, 2013	June 23, 2012
Net earnings	$4,683	$6,003
Other comprehensive income, before tax
Recognition of pension and postretirement benefits actuarial loss	336	—

Total other comprehensive income, before tax	336	—
Income tax related to items of other comprehensive income	(130)	—

Comprehensive income	$4,889	$6,003

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance – March 30, 2013	21,751	$146,564	$(13,687)	$202,778	$335,655
Net earnings	—	—	—	4,683	4,683
Other comprehensive income	—	—	206	—	206
Dividends - $0.09 per share	—	—	—	(1,970)	(1,970)
Stock-based employee compensation	—	1,042	—	—	1,042
Issuances of common stock and related tax benefit on stock option exercises and bonus plan	7	79	—	—	79
Issuances of restricted stock and related income tax benefits	210	(50)	—	—	(50)
Cancellations of restricted stock	(72)	(1,167)	—	—	(1,167)

Balance – June 22, 2013	21,896	$146,468	$(13,481)	$205,491	$338,478

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	12 Weeks Ended
	June 22, 2013	June 23, 2012
Cash flows from operating activities
Net earnings	$4,683	$6,003
Loss from discontinued operations	101	73

Earnings from continuing operations	4,784	6,076
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Restructuring and asset impairment charges	987	—
Convertible debt interest	—	890
Depreciation and amortization	9,424	9,015
LIFO expense	764	790
Postretirement benefits expense (income)	37	(52)
Deferred taxes on income	1,230	3,862
Stock-based compensation expense	1,042	1,366
Excess tax benefit on stock compensation	(85)	(199)
Other, net	(16)	24
Changes in operating assets and liabilities:
Accounts receivable	784	(2,663)
Inventories	(11,233)	(33,447)
Prepaid expenses	725	(4,598)
Other assets	91	(194)
Accounts payable	11,391	20,009
Accrued payroll and benefits	(7,794)	(8,069)
Postretirement benefits	(88)	(122)
Accrued income taxes	(4,768)	(12,352)
Other accrued expenses and other liabilities	142	476

Net cash provided by (used in) operating activities	7,417	(19,188)
Cash flows from investing activities
Purchases of property and equipment	(9,241)	(6,544)
Net proceeds from the sale of assets	99	—
Other	(110)	(52)

Net cash used in investing activities	(9,252)	(6,596)
Cash flows from financing activities
Proceeds from revolving credit facility	133,320	63,283
Payments on revolving credit facility	(130,166)	(43,393)
Share repurchase	—	(10,855)
Repayment of other long-term debt	(1,130)	(893)
Financing fees paid	(27)	(1,260)
Excess tax benefit on stock compensation	85	199
Proceeds from exercise of stock options	45	64
Dividends paid	(1,970)	(1,680)

Net cash provided by financing activities	157	5,465
Cash flows from discontinued operations
Net cash used in operating activities	(256)	(64)

Net cash used in discontinued operations	(256)	(64)

Net decrease in cash and cash equivalents	(1,934)	(20,383)
Cash and cash equivalents at beginning of period	6,097	26,476

Cash and cash equivalents at end of period	$4,163	$6,093

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements (the “financial statements”) include the accounts of Spartan Stores, Inc. and its subsidiaries (“Spartan Stores”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of June 22, 2013, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether certain events and circumstances exist that indicate it is more likely than not that an indefinite-lived intangible asset is impaired. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If as a result of the qualitative assessment it is determined that it is not more likely than not that the indefinite-lived intangible asset is impaired, then Spartan Stores is not required to take further action and calculate the fair value of a reporting unit. ASU No. 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption did not have an impact on the financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU No. 2013-02 requires companies to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective lines of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. This ASU does not change the requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, this standard did not have a material effect on Spartan Stores’ financial statements.

Note 3

Restructuring and Asset Impairment

Restructuring and asset impairment charges for the first quarter of fiscal 2014 included in the Condensed Consolidated Statements of Earnings consisted of an asset impairment charge of approximately $1.0 million for an underperforming store and fuel center in the Retail segment.

The following table provides the activity of restructuring costs for the 12 weeks ended June 22, 2013. Accrued restructuring costs recorded in the Condensed Consolidated Balance Sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
Balance at March 30, 2013	$7,975
Changes in estimates	(206	)(a)
Accretion expense	70
Payments	(443)

Balance at June 22, 2013	$7,396

(a)	Goodwill was reduced by $0.2 million as a result of these changes in estimates as the initial charges for certain stores were established in the purchase price allocations for previous acquisitions.

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 4

Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At June 22, 2013 and March 30, 2013 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	June 22, 2013	March 30, 2013
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$3,937	$4,067
Long-term debt and capital lease obligations	148,031	145,876

Total book value of debt instruments	151,968	149,943
Fair value of debt instruments	154,321	152,758

Excess of fair value over book value	$2,353	$2,815

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

Level 3: Unobservable inputs for the asset or liability, reflecting the reporting entities own assumptions about the assumptions that market participants would use in pricing.

Note 5

Commitments and Contingencies

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material effect on the consolidated financial position, operating results or liquidity of Spartan Stores.

Spartan Stores contributes to the Teamsters Central States multi-employer pension plan based on obligations arising from its collective bargaining agreement covering its warehouse union associates. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions; however, Spartan Stores is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan. Spartan Stores will continue contributions to the Central States, Southeast and Southwest Areas Pension Fund under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan. This schedule requires an increase in employer contributions of 4% over the previous year’s contribution in fiscal years 2014 - 2016.

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

Note 6

Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the first quarter ended June 22, 2013 and June 23, 2012:

(In thousands)
12 Weeks Ended	Pension Benefits		SERP Benefits		Postretirement Benefits
	June 22, 2013	June 23, 2012	June 22, 2013	June 23, 2012	June 22, 2013	June 23, 2012
Service cost	$—	$—	$—	$—	$60	$45
Interest cost	517	597	7	10	87	93
Expected return on plan assets	(944)	(1,038)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(12)	(13)
Recognized actuarial net loss	300	295	7	7	41	32

Net periodic (benefit) cost	$(127)	$(146)	$14	$17	$176	$157

No contributions have been made to the pension plan in fiscal 2014. No further contribution payments are required to be made in fiscal 2014 to meet the minimum pension funding requirements.

As previously stated in Note 5, Spartan Stores contributes to the Central States, Southeast and Southwest Areas Pension Fund (“Fund”) (EIN 7456500) at a pro rata fraction of 1% of total contributions. Spartan Store’s employer contributions during fiscal 2013 totaled $8.2 million, which Fund administrators represent is less than 5% of total employer contributions to the Fund.

Note 7

Other Comprehensive Income or Loss

Spartan Stores reports comprehensive income or loss in accordance with ASU 2012-13, “Comprehensive Income,” in the financial statements. Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders. Generally, for Spartan Stores, total comprehensive income equals net earnings plus or minus adjustments for pension and other postretirement benefits.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For Spartan Stores, AOCI is the cumulative balance related to pension and other postretirement benefits.

During the first quarter of fiscal 2014, $0.3 million was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.2 million increased selling, general and administrative expenses and $0.1 million reduced income taxes.

Note 8

Income Taxes

The effective income tax rate was 37.7% and 29.4% for the first quarter of fiscal 2014 and 2013, respectively. The difference from the Federal statutory rate for fiscal 2014 was due primarily to state income taxes, partially offset by tax credits. The difference from the Federal statutory rate for fiscal 2013 was primarily the result of changes to the state of Michigan tax laws. Income tax expense in the first quarter of fiscal 2013 includes a $0.7 million after-tax benefit due to these changes. Excluding this item the effective tax rate was 37.6%.

Note 9

Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the condensed consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.7 million ($0.03 per diluted share) and $0.8 million ($0.04 per diluted share) for the first quarters ended June 22, 2013 and June 23, 2012, respectively, as a component of Operating expenses and Income taxes in the Condensed Consolidated Statements of Earnings.

The following table summarizes activity in the share-based compensation plans for the first quarters ended June 22, 2013:

	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Outstanding at March 30, 2013	653,471	$18.82	546,182	$16.59
Granted	—	—	210,708	17.65
Exercised/Vested	(3,625)	2.32	(225,600)	16.94
Cancelled/Forfeited	(2,750)	2.29	—	—

Outstanding at June 22, 2013	647,096	$18.98	531,290	$16.86

Vested and expected to vest in the future at June 22, 2013	647,096	$18.98

Exercisable at June 22, 2013	647,096	$18.98

There were no stock options granted during the first quarters ended June 22, 2013 and June 23, 2012.

As of June 22, 2013, total unrecognized compensation cost related to non-vested share-based awards granted under our stock incentive plans was $8.1 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.7 years for restricted stock. All compensation costs related to stock options has been recognized.

Note 10

Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the financial statements for all periods presented, unless otherwise noted. There were no operations that were reclassified to discontinued operations during the first quarter of fiscal 2014.

Note 11

Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $3.7 million and $3.8 million for the first quarters ended June 22, 2013 and June 23, 2012, respectively. Non-cash investing activities include capital expenditures recorded in current liabilities of $1.2 million and $4.0 million for the year-to-date periods ended June 22, 2013 and June 23, 2012, respectively. In the first quarter ended June 23, 2012, Spartan Stores entered into capital lease agreements totaling $2.8 million.

Note 12

Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)	Distribution	Retail	Total
12 Weeks Ended June 22, 2013
Net sales	$258,574	$353,831	$612,405
Inter-segment sales	150,760	—	150,760
Depreciation and amortization	2,094	7,397	9,491
Operating earnings	5,693	4,243	9,936
Capital expenditures	2,742	6,499	9,241
12 Weeks Ended June 23, 2012
Net sales	$258,348	$345,564	$603,912
Inter-segment sales	149,624	—	149,624
Depreciation and amortization	1,959	6,711	8,670
Operating earnings	7,822	3,891	11,713
Capital expenditures	1,430	5,114	6,544

	June 22, 2013	March 30, 2013
Total assets
Distribution	$262,650	$254,326
Retail	524,306	529,840
Discontinued operations	5,335	5,501

Total	$792,291	$789,667

The following table presents sales by type of similar product and services:

	12 Weeks Ended
(Dollars in thousands)	June 22, 2013		June 22, 2012
Non-perishables (1)	$296,441	48.4%	$292,696	48.5%
Perishables (2)	222,891	36.4	219,656	36.4
Pharmacy	47,866	7.8	49,761	8.2
Fuel	45,207	7.4	41,799	6.9

Consolidated net sales	$612,405	100%	$603,912	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 13

Company-Owned Life Insurance

Spartan Stores holds variable universal life insurance policies on certain key associates. The company-owned policies have annual premium payments of $0.8 million. The net cash surrender value of approximately $3.3 million and $2.4 million at June 22, 2013 and June 23, 2012, respectively, is recorded on the balance sheet in Other Long-term Assets. These policies have an aggregate amount of life insurance coverage of approximately $15 million.

Note 14

Subsequent Event

On July 21, 2013, Spartan Stores entered into an Agreement and Plan of Merger providing for the merger of Spartan Stores and Nash Finch Company. Additional information regarding this merger can be found in Spartan Stores’ Form 8-K Current Report filed on July 22, 2013.

On July 24, 2013 a class action suit was commenced in Minnesota state court by Gordon Greenblatt against Nash-Finch Company, its board of directors, and Spartan Stores, Inc. The suit claims that the Nash-Finch board breached their fiduciary duties by approving the merger transaction, and asserts that Spartan Stores aided and abetted this asserted breach of fiduciary duty. The suit seeks an injunction against consummation of the merger, as well as an order that the defendants be directed to repay to Nash-Finch all damages it has incurred by virtue of the asserted breaches of fiduciary duty.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan, Indiana and Ohio.

We operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 390 independently owned grocery locations and our 102 corporate owned stores. Our Retail segment operates 102 retail supermarkets in Michigan including D&W Fresh Markets, Family Fare Supermarkets, Glen’s Markets, VG’s Food and Pharmacy, Forest Hills Foods and Valu Land. In addition, our retail segment operates 30 fuel centers/convenience stores, generally adjacent to our supermarket locations. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters.

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

Results of Operations

(Unaudited)	Percentage of Net Sales				Percentage Change
	June 22, 2013		June 23, 2012		Fiscal 2013 / Fiscal 2012
Net sales	100.00		100.0		1.4
Gross margin	20.5		20.1	*	2.9
Selling, general and administrative expenses	18.7		18.2		4.0
Restructuring and asset impairment	0.2		—		**

Operating earnings	1.6		1.9		(15.2)
Other income and expenses	0.3	*	0.5		(27.4)

Earnings before income taxes and discontinued operations	1.3		1.4		(10.8)
Income taxes	0.5		0.4		14.5

Earnings from continuing operations	0.8		1.0		(21.3)
Earnings from discontinued operations, net of taxes	0.0		0.0		**

Net earnings	0.8		1.0		(22.0)

*	Difference due to rounding
**	Percentage change is not meaningful

Adjusted Operating Earnings

Adjusted operating earnings is a non-GAAP operating financial measure that the Company defines as operating earnings plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

The Company believes that adjusted operating earnings provide a meaningful representation of its operating performance for the Company. The Company considers adjusted operating earnings as an additional way to measure operating performance on an ongoing basis. Adjusted operating earnings is meant to reflect the ongoing operating performance of all of its retail stores and wholesale operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted operating earnings is a performance measure that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in adjusted operating earnings format.

Adjusted operating earnings is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for operating earnings, cash flows from operating activities and other income or cash flow statement data. The Company’s definition of adjusted operating earnings may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of Operating earnings to adjusted operating earnings for the first quarters ended June 22, 2013 and June 23, 2012.

(Unaudited) (In thousands)	12 Weeks Ended June 22, 2013	12 Weeks Ended June 23, 2012
Operating earnings	$9,936	$11,713
Add:
Asset impairment and restructuring charges	987	—
Professional fees related to merger transaction	1,836	—
Professional fees related to tax planning	—	108

Adjusted operating earnings	$12,759	$11,821

Reconciliation of operating earnings to adjusted operating earnings by segment:

Retail:
Operating earnings	$4,243	$3,891
Add:
Asset impairment and restructuring charges	987	—

Adjusted operating earnings	$5,230	$3,891

Distribution:
Operating earnings	$5,693	$7,822
Add:
Professional fees related to merger transaction	1,836	—
Professional fees related to tax planning	—	108

Adjusted operating earnings	$7,529	$7,930

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

Following is a reconciliation of Earnings from continuing operations to adjusted earnings from continuing operations for the first quarters ended June 22, 2013 and June 23, 2012.

(Unaudited) (In thousands, except per share data)	First Quarter
	June 22, 2013		June 23, 2012
	Earnings from continuing operations	Earnings from continuing operations per diluted share	Earnings from continuing operations	Earnings from continuing operations per diluted share
Earnings from continuing operations	$4,784	$0.22	$6,076	$0.28
Adjustments, net of taxes:
Restructuring and asset impairment charges	615	0.03	—	—
Professional fees related to merger transaction	1,144	0.05	—	—
Impact of state tax law changes*	—	—	(642)	(0.03)

Adjusted earnings from continuing operations	$6,543	$0.30	$5,434	$0.25

*	$0.7 million benefit included in income tax expense and $0.1 million expense included in selling, general and administrative expenses.

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

We believe that Adjusted EBITDA provides a meaningful representation of our operating performance for Spartan Stores as a whole and for our operating segments. We consider Adjusted EBITDA as an additional way to measure operating performance on an ongoing basis. Adjusted EBITDA is meant to reflect the ongoing operating performance of all of our retail stores and wholesale operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because Adjusted EBITDA is a performance measure that management uses to allocate resources, assess performance against its peers, and evaluate overall performance, we believe it provides useful information for our investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with us request our operating financial results in Adjusted EBITDA format.

Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. Our definition of Adjusted EBITDA may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of net earnings to Adjusted EBITDA for the first quarters ended June 22, 2013 and June 23, 2012.

	First Quarter
(In thousands)	June 23, 2013	June 22, 2012
Net earnings	$4,683	$6,003
Add:
Discontinued operations	101	73
Income taxes	2,896	2,529
Interest expense	2,265	3,156
Non-operating expense	(9)	(48)

Operating earnings	9,936	11,713
Add:
Depreciation and amortization	9,491	8,670
LIFO expense	764	790
Restructuring and asset impairment charges	987	—
Professional fees related to merger transaction	1,836	—
Non-cash stock compensation and other	803	1,469

Adjusted EBITDA	$23,817	$22,642

Reconciliation of operating earnings to adjusted EBITDA by segment:
Retail:
Operating earnings	$4,243	$3,891
Add:
Depreciation and amortization	7,397	6,711
LIFO expense	425	424
Restructuring and asset impairment charges	987	—
Non-cash stock compensation and other	385	770

Adjusted EBITDA	$13,437	$11,796

Distribution:
Operating earnings	$5,693	$7,822
Add:
Depreciation and amortization	2,094	1,959
LIFO expense	339	366
Professional fees related to merger transaction	1,836	—
Non-cash stock compensation and other	418	699

Adjusted EBITDA	$10,380	$10,846

Net Sales – Net sales for the quarter ended June 22, 2013 (“first quarter”) increased $8.5 million, or 1.4%, from $603.9 million in the quarter ended June 23, 2012 (“prior year first quarter”) to $612.4 million.

Net sales for the first quarter in our Retail segment increased $8.2 million, or 2.4%, from $345.6 million in the prior year first quarter to $353.8 million.

The first quarter increase was primarily due to the impact from an acquisition of a single store and adjacent fuel center late in the third quarter of fiscal 2013, new Valu Land store openings and higher retail fuel prices, partially offset by a decrease in comparable store sales of 2.9%, excluding fuel. Comparable store sales were negatively impacted by 90 basis points due to the calendar shift of the Easter holiday selling week out of the first quarter of fiscal 2014 and into the fourth quarter of fiscal 2013, the cycling of the launch of the price-freeze campaign in the prior year first quarter, unseasonably cold weather in the first quarter compared to unseasonably warm weather in the prior year first quarter and the continued conversion from branded to generic drugs in our pharmacy operations We define a retail store as comparable when it is in operation for 14 periods (a period is four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

Net sales for the first quarter in our Distribution segment increased $0.3 million, or 0.1%, from $258.3 million in the prior year first quarter to $258.6 million. The slight first quarter increase was primarily due to net new business of $8.1 million, partially offset by the elimination of sales to a store acquired from a former customer and lower sales to existing independent customers. Sales were negatively impacted by the calendar shift of the Easter holiday selling week out of the first quarter of fiscal 2014 and into the fourth quarter of fiscal 2013 by approximately $1.0 million.

Gross Profit – Gross profit represents sales less cost of sales, which include purchase costs and vendor allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

Gross profit for the first quarter increased $3.6 million, or 2.9%, from $121.7 million in the prior year first quarter to $125.3 million. As a percent of net sales, gross margin for the first quarter increased to 20.5% from 20.1%. The increased gross profit rate was primarily the result of improvement in the retail segment due to the cycling of the launch of the price-freeze campaign in the prior year.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the first quarter increased $4.4 million, or 4.0%, from $110.0 million in the prior year first quarter to $114.4 million. As a percent of net sales, SG&A expenses were 18.7% for the first quarter compared to 18.2% in the prior year first quarter. The dollar increase was due primarily to $1.8 million in professional fees related to the previously disclosed merger transaction, increased incentive compensation, health care inflation, higher retail store labor due to higher sales and increased depreciation and amortization expense due to our capital investment plan. The increase as a percent of sales was primarily due to the merger related professional fees, increased incentive compensation expense, health care and depreciation and amortization expense. Excluding the $1.8 million in merger related professional fees, SG&A expenses for the first quarter increased $2.5 million, or 2.3%, from $110.0 million in the prior year first quarter to $112.5 million and as a percent of sales, SG&A expenses were 18.4% for the first quarter compared to 18.2% in the prior year first quarter.

Restructuring and Asset Impairment – Restructuring and asset impairment in the first quarter consisted primarily of an asset impairment charge of an underperforming supermarket and related fuel center. The asset impairment charge was a result of new competition against this store and fuel center and its impact on forecasted financial performance.

Interest Expense – Interest expense decreased $0.9 million, or 28.2%, from $3.2 million in the prior year first quarter to $2.3 million. The decrease in interest expense was due primarily to the repurchase of the Convertible Senior Notes in fiscal 2013 and lower average borrowings.

Income Taxes – The effective income tax rate was 37.7% and 29.4% for the first quarter and the prior year first quarter, respectively. The difference from the Federal statutory rate in the first quarter was primarily due to state income taxes, partially offset by tax credits. The difference from the Federal statutory rate for the prior year first quarter was primarily the result of changes to the state of Michigan tax laws. The prior year first quarter income tax expense includes a $0.7 million after-tax benefit due to these changes. Excluding this item, the effective tax rate for the prior year first quarter was 37.6%.

Discontinued Operations

Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the first quarter and prior year first quarter:

(In thousands)	June 22, 2013	June 23, 2012
Net cash provided by (used in) operating activities	$7,417	$(19,188)
Net cash used in investing activities	(9,252)	(6,596)
Net cash provided by financing activities	157	5,465
Net cash used in discontinued operations	(256)	(64)

Net decrease in cash and cash equivalents	(1,934)	(20,383)
Cash and cash equivalents at beginning of period	6,097	26,476

Cash and cash equivalents at end of period	$4,163	$6,093

Net cash provided by (used in) operating activities increased from the prior year first quarter primarily due to the timing of seasonal working capital requirements, lower income tax payments and prior year first quarter payments of $5.0 million related to new customer supply agreements.

Net cash used in investing activities increased during the first quarter primarily due to capital expenditures which increased $2.7 million to $9.2 million as a result of timing of payments. Of this amount, our Retail and Distribution segments utilized 70.3% and 29.7%, respectively. Expenditures during the first quarter were primarily related to one major store remodel, one new Valu Land store, progress payments related to the implementation of automated guided vehicles in our grocery distribution warehouse and several minor store remodels. We expect capital expenditures to range from $39.0 million to $42.0 million for fiscal 2014.

Net cash provided by financing activities in the first quarter resulted primarily from net proceeds from the revolving credit facility of $3.2 million, substantially offset by dividends paid of $2.0 million and repayment of long-term borrowings of $1.1 million. In the prior year first quarter, net cash provided by financing activities resulted primarily from net proceeds from the revolving credit facility of $19.9 million, partially offset by share repurchases of $10.9 million, dividends paid of $1.7 million, financing fees paid of $1.3 million and repayment of long-term borrowings of $0.9 million. The increase in dividends paid was due to a 12.5% increase in dividends from $0.08 per share to $0.09 per share that was approved by the Board of Directors and announced on May 17, 2013. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at June 22, 2013 are $3.9 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

    Net cash used in discontinued operations includes the net cash flows of our discontinued operations and consists primarily of the payment of closed store lease costs and other liabilities partially offset by sublease income.

Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility which has maximum available credit of $200.0 million. As of June 22, 2013, our senior secured revolving credit facility had outstanding borrowings of $50.8 million, maximum availability of $148.7 million and available borrowings of $128.7 million which exceeds the minimum excess availability levels, as defined in the credit agreement. The revolving credit facility matures December 2017, and is secured by substantially all of our assets. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and senior note debt redemption and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility. Additionally, we anticipate refinancing our revolving credit agreement under a new facility when the proposed merger described in Note 14 is consummated.

    Our current ratio increased to 1.11:1.00 at June 22, 2013 from 1.07:1.00 at March 30, 2013 and our investment in working capital increased to $20.8 million at June 22, 2013 from $13.2 million at March 30, 2013 principally due to inventory investment. Our net debt to total capital ratio was 0.30:1.00 at June 22, 2013 and March 30, 2013.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of June 22, 2013 and March 30, 2013.

(In thousands)	June 22, 2013	March 30, 2013
Current maturities of long-term debt and capital lease obligations	$3,937	$4,067
Long-term debt and capital lease obligations	148,031	145,876

Total debt	151,968	149,943
Cash and cash equivalents	(4,163)	(6,097)

Total net long-term debt	$147,805	$143,846

For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 30, 2013. At June 22, 2013, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

Ratio of Earnings to Fixed Charges

For purposes of calculating the ratio of earnings to fixed charges under the terms of the Senior Notes, earnings consist of net earnings, as adjusted under the terms of the Senior Notes indenture, plus income tax expense, fixed charges and non-cash charges, less cash payments relating to non-cash charges added back to net earnings in prior periods. Fixed charges consist of interest cost, including capitalized interest, and amortization of debt issue costs. Our ratio of earnings to fixed charges was 8.42:1.00 for the four quarters ended June 22, 2013.

Off-Balance Sheet Arrangements

We had letters of credit totaling $0.6 million outstanding and unused at June 22, 2013. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, restructuring and asset impairment costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether certain events and circumstances exist that indicate it is more likely than not that an indefinite-lived intangible asset is impaired. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If as a result of the qualitative assessment it is determined that it is not more likely than not that the indefinite-lived intangible asset is impaired, then Spartan Stores is not required to take further action and calculate the fair value of a reporting unit. ASU No. 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This standard did not have an impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU No. 2013-02 requires companies to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective lines of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. This ASU does not change the requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, this standard did not have a material effect on our consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of Spartan Stores from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk”, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of Spartan Stores’ disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of June 22, 2013 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of Spartan Stores’ management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Spartan Stores’ management, including the CEO and CFO, concluded that Spartan Stores’ disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the first quarter there was no change in Spartan Stores’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores’ internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding Spartan Stores’ purchases of its own common stock during the first quarter. On May 17, 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of the Spartan Stores’ common stock. Spartan Stores did not repurchase shares of common stock under this program during the quarter ended June 22, 2013. The approximate dollar value of shares that may yet be purchased under the repurchase plan was $26.2 million as of June 22, 2013. All employee transactions are under associate stock compensation plans. These may include: (1) shares of Spartan Stores, Inc. common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Spartan Stores, Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
March 31 – April 27, 2013
Employee Transactions	—	$—
April 28 – May 25, 2013
Employee Transactions	72,310	$16.12
May 26 – June 22, 2013
Employee Transactions	—	$—
Total for First Quarter ended June 22, 2013
Employee Transactions	72,310	$16.12

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture dated December 6, 2012 by and among Spartan Stores, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.1	Form of restricted stock award to executive officers.

10.2	Form of restricted stock award to non-executive directors.

10.3	Form of fiscal 2014 Incentive Award under the Spartan Stores, Inc. Executive Cash Incentive Plan of 2010.

10.4	Commitment Letter dated July 21, 2013 issued by Wells Fargo Bank, National Association and Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: August 1, 2013	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture dated December 6, 2012 by and among Spartan Stores, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.1	Form of restricted stock award to executive officers.

10.2	Form of restricted stock award to non-executive directors.

10.3	Form of fiscal 2014 Incentive Award under the Spartan Stores, Inc. Executive Cash Incentive Plan of 2010.

10.4	Commitment Letter dated July 21, 2013 issued by Wells Fargo Bank, National Association and Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.