Form 10-Q
period 2013-09-14
SPARTAN STORES INC
filed 2013-10-24
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 14, 2013.

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

As of October 21, 2013 the registrant had 21,874,509 outstanding shares of common stock, no par value.

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

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, Spartan Stores’ Annual Report on Form 10-K for the year ended March 30, 2013 (in particular, you should refer to the discussion of “Risk Factors” in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to maintain and improve our retail-store performance; assimilate acquired stores or merged businesses; maintain or grow sales; respond successfully to competitors, the weak economic environment or changing consumer behavior; maintain or increase gross margin; anticipate and successfully respond to openings of competitors; maintain or improve customer and supplier relationships; realize expected benefits of new customer relationships or capital investments, new retail banners, loyalty programs, warehouse consolidations, and store openings; realize growth opportunities; expand our customer base; realize expected synergies; reduce operating costs; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends and repurchase shares; and implement the other programs, initiatives, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports or presentations, our press releases and our public comments is not certain and will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries and other factors including, but not limited to, those discussed below.

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

Although Spartan Stores and Nash-Finch Company (“Nash-Finch”) have signed a definitive merger agreement, there is no assurance that they will complete the proposed merger. The merger agreement may be terminated if the companies do not receive the necessary approval of Spartan Stores’ shareholders or Nash-Finch’s stockholders, or if any other conditions to closing are not satisfied. The availability of the loans intended to refinance existing credit facilities of Spartan Stores and Nash-Finch in connection with the merger is subject to the satisfaction of certain conditions set forth in the commitment letter relating to such loans, which is not assured and not all of which are within Spartan Stores’ control. Additional risks and uncertainties related to the proposed merger include, but are not limited to, the successful integration of Spartan Stores’ and Nash-Finch’s business and the combined company’s ability to compete in the highly competitive grocery distribution, retail grocery and military and exchange distribution channels.

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

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 14, 2013	March 30, 2013
Assets
Current assets
Cash and cash equivalents	$5,545	$6,097
Accounts receivable, net	59,207	60,979
Inventories, net	141,358	124,657
Prepaid expenses	9,588	10,822
Other current assets	1,325	1,304
Deferred taxes on income	1,900	2,310

Total current assets	218,923	206,169
Goodwill	246,437	246,840
Other, net	63,992	64,532
Property and equipment, net	268,337	272,126

Total assets	$797,689	$789,667

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$137,899	$120,651
Accrued payroll and benefits	31,543	38,356
Accrued income taxes	4,059	6,132
Other accrued expenses	21,392	23,784
Current maturities of long-term debt and capital lease obligations	3,983	4,067

Total current liabilities	198,876	192,990
Long-term liabilities
Deferred income taxes	80,833	80,578
Postretirement benefits	14,598	14,092
Other long-term liabilities	17,853	20,476
Long-term debt and capital lease obligations	137,981	145,876

Total long-term liabilities	251,265	261,022
Commitments and contingencies (Note 6)
Shareholders’ equity
Common stock, voting, no par value; 50,000 shares authorized; 21,875 and 21,751 shares outstanding	147,251	146,564
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(13,275)	(13,687)
Retained earnings	213,572	202,778

Total shareholders’ equity	347,548	335,655

Total liabilities and shareholders’ equity	$797,689	$789,667

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	September 14, 2013	September 15, 2012	September 14, 2013	September 15, 2012
Net sales	$649,471	$621,559	$1,261,876	$1,225,471
Cost of sales	513,175	491,333	1,000,304	973,525

Gross profit	136,296	130,226	261,572	251,946
Operating expenses
Selling, general and administrative	118,232	110,922	232,585	220,929
Restructuring and asset impairment	—	356	987	356

Total operating expenses	118,232	111,278	233,572	221,285
Operating earnings	18,064	18,948	28,000	30,661
Other income and expenses
Interest expense	2,197	3,071	4,462	6,227
Other, net	(3)	(681)	(12)	(729)

Total other income and expenses	2,194	2,390	4,450	5,498

Earnings before income taxes and discontinued operations	15,870	16,558	23,550	25,163
Income taxes	5,755	6,203	8,651	8,732

Earnings from continuing operations	10,115	10,355	14,899	16,431
Loss from discontinued operations, net of taxes	(65)	(50)	(166)	(123)

Net earnings	$10,050	$10,305	$14,733	$16,308

Basic earnings per share:
Earnings from continuing operations	$0.46	$0.48	$0.68	$0.75
Loss from discontinued operations	—	(0.01)*	(0.01)	—	*

Net earnings	$0.46	$0.47	$0.67	$0.75

Diluted earnings per share:
Earnings from continuing operations	$0.46	$0.47	$0.68	$0.75
Loss from discontinued operations	—	—	(0.01)	—	*

Net earnings	$0.46	$0.47	$0.67	$0.75

Weighted average shares outstanding:
Basic	21,884	21,747	21,847	21,800
Diluted	21,977	21,824	21,935	21,880

See accompanying notes to condensed consolidated financial statements.

*	Includes Rounding

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	September 14, 2013	September 15, 2012	September 14, 2013	September 15, 2012
Net earnings	$10,050	$10,305	$14,733	$16,308
Other comprehensive income, before tax
Recognition of pension and postretirement benefits actuarial loss	335	—	671	—

Total other comprehensive income, before tax	335	—	671	—
Income tax related to items of other comprehensive income	(129)	—	(259)	—

Comprehensive income	$10,256	$10,305	$15,145	$16,308

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance – March 30, 2013	21,751	$146,564	$(13,687)	$202,778	$335,655
Net earnings	—	—	—	14,733	14,733
Other comprehensive income	—	—	412	—	412
Dividends—$0.18 per share	—	—	—	(3,939)	(3,939)
Stock-based employee compensation	—	1,790	—	—	1,790
Issuances of common stock and related tax benefit on stock option exercises and bonus plan	13	95	—	—	95
Issuances of restricted stock and related income tax benefits	212	(32)	—	—	(32)
Cancellations of restricted stock	(101)	(1,166)	—	—	(1,166)

Balance – September 14, 2013	21,875	$147,251	$(13,275)	$213,572	$347,548

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	24 Weeks Ended
	September 14, 2013	September 15, 2012
Cash flows from operating activities
Net earnings	$14,733	$16,308
Loss from discontinued operations	166	123

Earnings from continuing operations	14,899	16,431
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and asset impairment charges	987	356
Convertible debt interest	—	1,794
Depreciation and amortization	18,930	17,564
LIFO expense	953	1,380
Postretirement benefits expense	264	348
Deferred taxes on income	323	6,443
Stock-based compensation expense	1,790	2,282
Excess tax benefit on stock compensation	(107)	(240)
Other, net	(13)	(632)
Changes in operating assets and liabilities:
Accounts receivable	1,771	(1,188)
Inventories	(17,654)	(37,634)
Prepaid expenses	1,855	(4,124)
Other assets	(45)	2,790
Accounts payable	16,989	21,573
Accrued payroll and benefits	(8,276)	(10,210)
Postretirement benefits	(139)	(508)
Accrued income taxes	(2,328)	(9,763)
Other accrued expenses and other liabilities	(3,258)	(5,767)

Net cash provided by operating activities	26,941	895
Cash flows from investing activities
Purchases of property and equipment	(16,694)	(21,006)
Net proceeds from the sale of assets	115	2,376
Other	(830)	276

Net cash used in investing activities	(17,409)	(18,354)
Cash flows from financing activities
Proceeds from revolving credit facility	235,647	181,975
Payments on revolving credit facility	(241,599)	(167,817)
Share repurchase	—	(11,381)
Repayment of other long-term debt	(2,028)	(1,815)
Financing fees paid	(27)	(1,260)
Excess tax benefit on stock compensation	107	240
Proceeds from exercise of stock options	151	177
Dividends paid	(1,970)	(1,680)

Net cash used in financing activities	(9,719)	(1,561)
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(365)	35

Net cash (used in) provided by discontinued operations	(365)	35

Net decrease in cash and cash equivalents	(552)	(18,985)
Cash and cash equivalents at beginning of period	6,097	26,476

Cash and cash equivalents at end of period	$5,545	$7,491

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

In the opinion of management, the accompanying financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Spartan Stores as of September 14, 2013, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income”. ASU No. 2013-02 requires companies to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective lines of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. This ASU did not change the requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, this standard did not have a material effect on Spartan Stores’ consolidated financial statements.

Note 3

Merger

On July 21, 2013, Spartan Stores entered into an Agreement and Plan of Merger providing for the merger of Nash-Finch Company with and into a wholly-owned subsidiary of Spartan Stores. At July 22, 2013, the date of the public announcement, the all-stock merger transaction had a preliminary value of approximately $1.3 billion, including existing net debt at each company. Under the terms of the transaction, which has been unanimously approved by the boards of directors of both companies, the merger is expected to be a tax-free exchange. Nash-Finch shareholders will receive a fixed ratio of 1.20 shares of Spartan Stores common stock for each share of Nash-Finch common stock they own. Consummation of the Agreement and Plan of Merger is subject to various conditions, including, among other things, the approval by Spartan Stores shareholders and Nash-Finch Company stockholders which will be submitted for consideration by proxy vote on November 18, 2013. Upon closing, which is expected shortly after the shareholder vote, Spartan Stores shareholders will own approximately 57.7% of the equity of the combined company and the former Nash-Finch shareholders will own approximately 42.3%. Additional information regarding this merger can be found in Spartan Stores’ Registration Statement on Form S-4 filed on August 20, 2013, as amended through October 10, 2013.

On or about July 24, 2013, a putative class action complaint was filed in the District Court for the Fourth Judicial District, State of Minnesota, County of Hennepin, by a stockholder of Nash-Finch in connection with the pending transaction. The action is styled Greenblatt v. Nash-Finch Co. et al., Case No. 27-cv-13-13710. That complaint was amended on August 28, 2013 after Spartan Stores’ registration statement was filed with the SEC. On September 9, 2013, the defendants filed motions to dismiss the complaint, which are currently pending before the court. On or about September 19, 2013, a second putative class action complaint was filed in the United States District Court for the District of Minnesota, by a stockholder of Nash-Finch. The action is styled Benson v. Covington et al., Case No. 0:13-cv-02574. The lawsuits allege that the directors of Nash-Finch breached their fiduciary duties by, among other things, approving a merger that provides for inadequate consideration under circumstances involving certain alleged conflicts of interest; that the merger agreement includes allegedly preclusive deal protection provisions; and that Nash-Finch and Spartan Stores allegedly aided and abetted the directors in breaching their duties to Nash-Finch’s stockholders. Both complaints also allege that the preliminary joint proxy statement/prospectus was false and misleading due to the omission of a variety of allegedly material information. The complaint in the Benson action also asserts additional claims individually on behalf of the plaintiff under the federal securities laws. The actions seek, on behalf of their putative classes, various remedies, including enjoining the merger from being consummated in accordance with its agreed-upon terms, damages, and costs and disbursements relating to the lawsuit.

Note 4

Restructuring and Asset Impairment

Restructuring and asset impairment charges included in the Condensed Consolidated Statements of Earnings consisted of an asset impairment charge of approximately $1.0 million incurred in the first quarter of fiscal 2014 and $0.4 million incurred in the second quarter of fiscal 2013 for underperforming stores and a fuel center in the Retail segment.

The following table provides the activity of restructuring costs for the 24 weeks ended September 14, 2013. Accrued restructuring costs recorded in the Condensed Consolidated Balance Sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)
Balance at March 30, 2013	$7,975
Changes in estimates	(433	)(a)
Accretion expense	135
Payments	(1,188)

Balance at September 14, 2013	$6,489

(a)	Goodwill was reduced by $0.4 million as a result of these changes in estimates as the initial charges for certain stores were established in the purchase price allocations for previous acquisitions.

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Note 5

Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. At September 14, 2013 and March 30, 2013 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	September 14, 2013	March 30, 2013
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$3,983	$4,067
Long-term debt and capital lease obligations	137,981	145,876

Total book value of debt instruments	141,964	149,943
Fair value of debt instruments	144,061	152,758

Excess of fair value over book value	$2,097	$2,815

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

Note 6

Commitments and Contingencies

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against Spartan Stores. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material effect on the consolidated financial position, operating results or liquidity of Spartan Stores. See Note 3 regarding a class action claim related to the merger with Nash-Finch Company.

Spartan Stores contributes to the Teamsters Central States multi-employer pension plan based on obligations arising from its collective bargaining agreement covering its warehouse union associates. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions; however, Spartan Stores is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan. Spartan Stores will continue contributions to the Central States, Southeast and Southwest Areas Pension Fund under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan. This schedule requires an increase in employer contributions of 4% over the previous year’s contribution in fiscal years 2014—2016.

Based on the most recent information available to Spartan Stores, we believe that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because we are one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although we anticipate that our contributions to this plan will continue to increase each year. Spartan believes that funding levels have not changed significantly since the end of fiscal year 2013. To reduce this under funding we expect meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in the future. Any adjustment for withdrawal liability will be recorded if it becomes probable that a liability exists and can be reasonably determined.

Note 7

Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the second quarters ended September 14, 2013 and September 15, 2012:

	Pension Benefits		SERP Benefits		Postretirement Benefits
(In thousands) 12 Weeks Ended	Sept. 14, 2013	Sept. 15, 2012	Sept. 14, 2013	Sept. 15, 2012	Sept. 14, 2013	Sept. 15, 2012
Service cost	$—	$—	$—	$—	$59	$45
Interest cost	518	597	8	10	90	93
Expected return on plan assets	(945)	(1,038)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(14)	(12)
Recognized actuarial net loss	301	295	7	7	41	31

Net periodic (benefit) cost	$(126)	$(146)	$15	$17	$176	$157

	Pension Benefits		SERP Benefits		Postretirement Benefits
(In thousands) 24 Weeks Ended	Sept. 14, 2013	Sept. 15, 2012	Sept. 14, 2013	Sept. 15, 2012	Sept. 14, 2013	Sept. 15, 2012
Service cost	$—	$—	$—	$—	$119	$90
Interest cost	1,035	1,194	15	20	177	186
Expected return on plan assets	(1,889)	(2,076)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(26)	(25)
Recognized actuarial net loss	601	590	14	15	82	63

Net periodic (benefit) cost	$(253)	$(292)	$29	$35	$352	$314

No contributions have been made to the pension plan in fiscal 2014. No further contribution payments are required to be made in fiscal 2014 to meet the minimum pension funding requirements.

As previously stated in Note 6, Spartan Stores contributes to the Central States, Southeast and Southwest Areas Pension Fund (“Fund”) (EIN 7456500) at a pro rata fraction of 1% of total contributions. Spartan Stores’ employer contributions during fiscal 2013 totaled $8.2 million, which Fund administrators represent is less than 5% of total employer contributions to the Fund. Spartan Stores’ employer contributions for the twenty-four weeks ended September 14, 2013 and September 15, 2012 were $4.0 million and $3.7 million, respectively.

Note 8

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

During the second quarter of fiscal 2014, $0.2 million was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.3 million increased selling, general and administrative expenses and $0.1 million reduced income taxes. For the year-to-date period ended September 14, 2013 $0.4 million was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.7 million increased selling, general and administrative expenses and $0.3 million reduced income taxes.

Note 9

Income Taxes

The effective income tax rate was 36.3% and 37.5% for the second quarter of fiscal 2014 and 2013, respectively. For the year-to-date period and prior year-to-date period the effective income tax rate was 36.7% and 34.7%, respectively. The difference from the second quarter of fiscal 2014 and 2013 and the fiscal 2014 year-to-date Federal statutory rate was due primarily to state income taxes , partially offset by tax credits. The difference from the fiscal 2013 year-to-date Federal statutory rate was primarily the result of changes to the state of Michigan tax laws. Income tax expense in the first quarter of fiscal 2013 includes a $0.7 million after-tax benefit due to these changes. Excluding this item the effective tax rate was 37.6%. The fiscal 2014 effective income tax rate could be adversely affected pending the final determination of the tax deductibility of merger related expenses.

Note 10

Stock-Based Compensation

Spartan Stores has two shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

Spartan Stores accounts for stock-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the condensed consolidated financial statements over the period that an employee is required to provide services in exchange for the award. Spartan Stores recognized stock-based compensation expense (net of tax) of $0.5 million ($0.02 per diluted share) and $0.6 million ($0.03 per diluted share) for the second quarters of fiscal 2014 and 2013, respectively, as a component of Operating expenses and Income taxes in the Condensed Consolidated Statements of Earnings. Stock-based compensation expense (net of tax) was $1.1 million ($0.05 per diluted share) and $1.4 million ($0.06 per diluted share) for the year-to-date period ended September 14, 2013 and September 15, 2012, respectively.

The following table summarizes activity in the share-based compensation plans for the year-to-date period ended September 14, 2013:

	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Outstanding at March 30, 2013	653,471	$18.82	546,182	$16.59
Granted	—	—	211,239	17.66
Exercised/Vested	(8,833)	8.84	(225,600)	16.94
Cancelled/Forfeited	(36,943)	16.89	(28,954)	16.94

Outstanding at September 14, 2013	607,695	$19.08	502,867	$16.86

Vested and expected to vest in the future at September 14, 2013	607,695	$19.08

Exercisable at September 14, 2013	607,695	$19.08

There were no stock options granted during the year-to-date periods ended September 14, 2013 and September 15, 2012.

As of September 14, 2013, total unrecognized compensation cost related to non-vested share-based awards granted under our stock incentive plans was $6.9 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.6 years for restricted stock. All compensation costs related to stock options have been recognized.

Note 11

Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted. There were no operations that were reclassified to discontinued operations during the second quarter of fiscal 2014.

Note 12

Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $3.7 million and $3.8 million for the year-to-date periods ended September 14, 2013 and September 15, 2012, respectively. Non-cash investing activities include capital expenditures recorded in current liabilities of $1.9 million and $1.3 million for the year-to-date periods ended September 14, 2013 and September 15, 2012, respectively. In the first quarter of fiscal 2013 the Company entered into capital lease agreements totaling $2.8 million.

Note 13

Operating Segment Information

The following tables set forth information about Spartan Stores by operating segment:

(In thousands)	Distribution	Retail	Total
12 Weeks Ended September 14, 2013
Net sales	$271,385	$378,086	$649,471
Inter-segment sales	160,998	—	160,998
Depreciation and amortization	2,107	7,466	9,573
Operating earnings	8,000	10,064	18,064
Capital expenditures	2,519	4,934	7,453
12 Weeks Ended September 15, 2012
Net sales	$259,242	$362,317	$621,559
Inter-segment sales	155,658	—	155,658
Depreciation and amortization	1,972	6,833	8,805
Operating earnings	10,849	8,099	18,948
Capital expenditures	2,052	12,410	14,462
24 Weeks Ended September 14, 2013
Net sales	$529,959	$731,917	$1,261,876
Inter-segment sales	311,758	—	311,758
Depreciation and amortization	4,201	14,863	19,064
Operating earnings	13,693	14,307	28,000
Capital expenditures	5,261	11,433	16,694
24 Weeks Ended September 15, 2012
Net sales	$517,590	$707,881	$1,225,471
Inter-segment sales	305,282	—	305,282
Depreciation and amortization	3,931	13,544	17,475
Operating earnings	18,671	11,990	30,661
Capital expenditures	3,482	17,524	21,006

	September 14, 2013	March 30, 2013
Total assets
Distribution	$270,938	$254,326
Retail	521,251	529,840
Discontinued operations	5,500	5,501

Total	$797,689	$789,667

The following table presents sales by type of similar product and services:

	12 Weeks Ended				24 Weeks Ended
(Dollars in thousands)	September 14, 2013		September 15, 2012		September 14, 2013		September 15, 2012
Non-perishables (1)	$318,204	49.0%	$306,425	49.3%	$614,645	48.7%	$599,121	48.9%
Perishables (2)	236,934	36.5	224,095	36.1	459,825	36.5	443,751	36.2
Pharmacy	49,674	7.6	47,866	7.7	97,540	7.7	97,627	8.0
Fuel	44,659	6.9	43,173	6.9	89,866	7.1	84,972	6.9

Consolidated net sales	$649,471	100%	$621,559	100%	$1,261,876	100%	$1,225,471	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 14

Company-Owned Life Insurance

Spartan Stores holds variable universal life insurance policies on certain key associates. The company-owned policies have annual premium payments of $0.8 million. The net cash surrender value of approximately $3.3 million and $2.5 million at September 14, 2013 and September 15, 2012, respectively, is recorded on the balance sheet in Other Long-term Assets. These policies have an aggregate amount of life insurance coverage of approximately $15 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Spartan Stores is a leading regional grocery distributor and grocery retailer, operating principally in Michigan, Indiana and Ohio.

We operate two reportable business segments: Distribution and Retail. Our Distribution segment provides a full line of grocery, general merchandise, health and beauty care, frozen and perishable items to approximately 380 independently owned grocery locations and our 101 corporate owned stores. Our Retail segment operates 101 retail supermarkets in Michigan including D&W Fresh Markets, Family Fare Supermarkets, Glen’s Markets, VG’s Food and Pharmacy, Forest Hills Foods and Valu Land. In addition, our retail segment operates 30 fuel centers/convenience stores, generally adjacent to our supermarket locations. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters.

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

Results of Operations

The following table sets forth items from our Condensed Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales								Percentage Change
	12 Weeks Ended				24 Weeks Ended				12 Weeks Ended	24 Weeks Ended
(Unaudited)	Sept. 14, 2013		Sept. 15, 2012		Sept. 14, 2013		Sept. 15, 2012		Sept. 14, 2013	Sept. 15, 2012
Net sales	100.0		100.0		100.0		100.0		4.5	3.0
Gross margin	21.0		21.0		20.7		20.6		4.7	3.8
Selling, general and administrative expenses	18.2		17.9	*	18.4		18.1	*	6.6	5.3
Restructuring and asset impairment	—		0.1		0.1		0.0		**	**

Operating earnings	2.8		3.0		2.2		2.5		(4.7)	(8.7)
Other income and expenses	0.4	*	0.3	*	0.3	*	0.4		(8.2)	(19.1)

Earnings before income taxes and discontinued operations	2.4		2.7		1.9		2.1		(4.2)	(6.4)
Income taxes	0.8	*	1.0		0.7		0.8	*	(7.2)	(0.9)

Earnings from continuing operations	1.6		1.7		1.2		1.3		(2.3)	(9.3)
Loss from discontinued operations, net of taxes	(0.1	)*	(0.0)		(0.0)		(0.0)		**	**

Net earnings	1.5		1.7		1.2		1.3		(2.5)	(9.7)

*	Difference due to rounding
**	Percentage change is not meaningful

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

Following is a reconciliation of Operating earnings to adjusted operating earnings for the twelve and twenty-four week periods ended September 14, 2013 and September 15, 2012.

(Unaudited) (In thousands)	12 weeks Ended Sept. 14, 2013	12 weeks Ended Sept. 15, 2012	24 weeks Ended Sept. 14, 2013	24 weeks Ended Sept. 15, 2012
Operating earnings	$18,064	$18,948	$28,000	$30,661
Add:
Professional fees related to tax planning	—	—	—	108
Asset impairment and restructuring charges	—	356	987	356
Expenses related to merger transaction	3,638	—	5,474	—

Adjusted operating earnings	$21,702	$19,304	$34,461	$31,125

Reconciliation of operating earnings to adjusted operating earnings by segment:
Retail:
Operating earnings	$10,064	$8,099	$14,307	$11,990
Add:
Asset impairment and restructuring charges	—	356	987	356

Adjusted operating earnings	$10,064	$8,455	$15,294	$12,346

Distribution:
Operating earnings	$8,000	$10,849	$13,693	$18,671
Add:
Professional fees related to tax planning	—	—	—	108
Expenses related to merger transaction	3,638	—	5,474	—

Adjusted operating earnings	$11,638	$10,849	$19,167	$18,779

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

Following is a reconciliation of Earnings from continuing operations to adjusted earnings from continuing operations for the twelve and twenty-four week periods ended September 14, 2013 and September 15, 2012.

	12 Weeks Ended		12 Weeks Ended
	September 14, 2013		September 15, 2012
	Earnings from continuing operations	Earnings per diluted share	Earnings from continuing operations	Earnings per diluted share
Earnings from continuing operations	$10,115	$0.46	$10,355	$0.47
Adjustments, net of taxes:
Asset impairment and restructuring charges	—	—	223	0.01
Expenses related to the merger transaction	2,264	0.10	—	—
Gain on sale of assets	—	—	(418)	(0.01)*
Favorable settlement of unrecognized tax liability	(238)	(0.01)

Adjusted earnings from continuing operations	$12,141	$0.55	$10,160	$0.47

* includes rounding

	24 Weeks Ended		24 Weeks Ended
	September 14, 2013		September 15, 2012
	Earnings from continuing operations	Earnings per diluted share	Earnings from continuing operations	Earnings per diluted share
Earnings from continuing operations	$14,899	$0.68	$16,431	$0.75
Adjustments, net of taxes:
Asset impairment and restructuring charges	614	0.03	223	0.01
Expenses related to the merger transaction	3,407	0.15	—	—
Gain on sale of assets	—	—	(418)	(0.02)
Favorable settlement of unrecognized tax liability	(238)	(0.01)	—	—
Impact of state tax law changes*	—	—	(642)	(0.03)

Adjusted earnings from continuing operations	$18,682	$0.85	$15,594	$0.71

*	$0.7 million benefit included in income tax expense and $0.1 million expense included in selling, general and administrative expenses.

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

Following is a reconciliation of net earnings to Adjusted EBITDA for the twelve and twenty-four week periods ended September 14, 2013 and September 15, 2012.

	Twelve Weeks Ended		Twenty-four Weeks Ended
(In thousands)	September 14, 2013	September 15, 2012	September 14, 2013	September 15, 2012
Net earnings	$10,050	$10,305	$14,733	$16,308
Add:
Discontinued operations	65	50	166	123
Income taxes	5,755	6,203	8,651	8,732
Interest expense	2,197	3,071	4,462	6,227
Non-operating expense	(3)	(681)	(12)	(729)

Operating earnings	18,064	18,948	28,000	30,661
Add:
Depreciation and amortization	9,573	8,805	19,064	17,475
LIFO expense	189	590	953	1,380
Restructuring and asset impairment charges	—	356	987	356
Expenses related to merger transaction	3,638	—	5,474	—
Non-cash stock compensation and other charges	449	292	1,252	1,761

Adjusted EBITDA	$31,913	$28,991	$55,730	$51,633

Reconciliation of operating earnings to adjusted EBITDA by segment:
Retail:
Operating earnings	$10,064	$8,099	$14,307	$11,990
Add:
Depreciation and amortization	7,466	6,833	14,863	13,544
LIFO expense	225	424	650	848
Restructuring and asset impairment charges	—	356	987	356
Non-cash stock compensation and other	241	687	626	1,457

Adjusted EBITDA	$17,996	$16,399	$31,433	$28,195

Distribution:
Operating earnings	$8,000	$10,849	$13,693	$18,671
Add:
Depreciation and amortization	2,107	1,972	4,201	3,931
LIFO (income) expense	(36)	166	303	532
Expenses related to merger transaction	3,638	—	5,474	—
Non-cash stock compensation and other	208	(395)	626	304

Adjusted EBITDA	$13,917	$12,592	$24,297	$23,438

Net Sales – Net sales for the quarter ended September 14, 2013 (“second quarter”) increased $27.9 million, or 4.5%, from $621.6 million in the quarter ended September 15, 2012 (“prior year second quarter”) to $649.5 million. Net sales for the year-to-date period ended September 14, 2013 (“year-to-date”) increased $36.4 million, or 3.0%, from $1,225.5 million in the prior year-to-date period ended September 15, 2012 (“prior year-to-date”) to $1,261.9 million.

Net sales for the second quarter in our Retail segment increased $15.8 million, or 4.4%, from $362.3 million in the prior year second quarter to $378.1 million. Net sales for the year-to-date period increased $24.0 million, or 3.4%, from $707.9 million in the prior year-to-date period to $731.9 million. The second quarter increase was primarily due to the impact from an acquisition of a single store and adjacent fuel center late in the third quarter of fiscal 2013, new Valu Land store openings and an increase in comparable store sales of 0.2%, excluding fuel, partially offset by lower retail fuel prices. The year-to-date increase was primarily due to the impact from the aforementioned acquisition and new Valu Land store openings, partially offset by a decrease in comparable store sales, excluding fuel, of 1.3%. Comparable store sales were negatively impacted in the first quarter of fiscal 2014 due to the calendar shift of the Easter holiday selling week out of the first quarter of fiscal 2014 and into the fourth quarter of fiscal 2013, the cycling of the launch of the price-freeze campaign in the prior year first quarter, unseasonably warm weather in the prior fiscal year and the continued conversion from branded to generic drugs in our pharmacy operations. We define a retail store as comparable when it is in operation for 14 periods (a period is four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

Net sales for the second quarter in our Distribution segment increased $12.2 million, or 4.7%, from $259.2 million in the prior year second quarter to $271.4 million. Net sales for the current year-to-date period increased $12.4 million, or 2.4%, from $517.6 million in the prior year-to-date period to $530.0 million. The second quarter increase was primarily due to net new business of $7.0 million and higher sales to existing independent customers, partially offset by the elimination of sales to a store acquired from a former customer. The year-to-date increase was primarily due to net new business of $12.9 million and higher sales to existing independent customers, partially offset by the elimination of sales to a store acquired from a former customer.

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

Gross profit for the second quarter increased $6.1 million, or 4.7%, from $130.2 million in the prior year second quarter to $136.3 million. As a percent of net sales, gross profit was 21.0% for the second quarter and the prior year second quarter. Gross profit for the year-to-date period increased $9.7 million, or 3.8%, from $251.9 million in the prior year-to-date period to $261.6 million. As a percent of net sales, gross profit for the year-to-date period increased to 20.7% from 20.6%. The year-to-date increased gross profit rate reflects slightly improved rates in the retail and distribution segments.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the second quarter increased $7.3 million, or 6.6%, from $110.9 million in the prior year second quarter to $118.2 million. As a percent of net sales, SG&A expenses were 18.2% for the second quarter compared to 17.8% in the prior year second quarter. SG&A expenses for the year-to-date period increased $11.7 million, or 5.3%, from $220.9 million in the prior year-to-date period to $232.6 million. As a percent of net sales, SG&A expenses were 18.4% for the current year-to-date period compared to 18.0% in the prior year-to-date period. The dollar increase in the second quarter was primarily due to $3.6 million in expenses related to the previously disclosed merger transaction, increased incentive compensation of $1.4 million, higher retail store labor of $1.2 million due to higher sales, increased depreciation and amortization expense of $0.8 million due to our capital investment plan and health care costs of $0.5 million. The increase as a percent of sales was primarily due to the merger related expenses and increased incentive compensation expense, partially offset by improved fixed cost leverage. Excluding the $3.6 million in merger related expenses, SG&A expenses for the second quarter increased $3.7 million, or 3.3%, from $110.9 million in the prior year second quarter to $114.6 million and as a percent of sales, SG&A expenses were 17.6% for the second quarter compared to 17.8% in the prior year second quarter. The dollar increase in the year-to-date period SG&A expenses was primarily due to $5.5 million in expenses related to the previously disclosed merger transaction, increased incentive compensation of $2.0 million, higher retail store labor of $1.6 million due to higher sales, increased depreciation and amortization expense of $1.6 million due to our capital investment plan and health care inflation of $0.9 million. The increase as a percent of sales was primarily due to the merger related expenses. Excluding the $5.5 million in merger related expenses SG&A expenses for the year-to-date period increased $6.2 million, or 2.8%, from $220.9 million in the prior year-to-date period to $227.1 million and as a percent of sales, SG&A expenses were 18.0% in the current year-to-date period and the prior year-to-date period.

Restructuring and Asset Impairment – The current year-to-date restructuring and asset impairment consisted primarily of an asset impairment charge for an underperforming supermarket and related fuel center. The asset impairment charge was a result of new competition against this store and fuel center and its impact on forecasted financial performance. The prior year second quarter and prior year-to-date restructuring and asset impairment consisted of an asset impairment charge for a supermarket due to the local economic and competitive environment of this store and the impact on its forecasted financial performance.

Interest Expense – Interest expense decreased $0.9 million, or 28.5%, from $3.1 million in the prior year second quarter to $2.2 million. For the year-to-date period, interest expense decreased $1.7 million, or 28.3%, from $6.2 million to $4.5 million. The decrease in interest expense was due primarily to the repurchase of the Convertible Senior Notes in fiscal 2013 and lower average borrowings in the current fiscal year.

Other, net – Other, net includes a gain on the sale of vacant land of $0.7 million in the prior year second quarter.

Income Taxes – The effective income tax rate was 36.3% and 37.5% for the second quarter of fiscal 2014 and 2013, respectively. For the year-to-date period and prior year-to-date period the effective income tax rate was 36.7% and 34.7%, respectively. The difference from the second quarter of fiscal 2014 and 2013 and the fiscal 2014 year-to-date Federal statutory rate was due primarily to state income taxes, partially offset by tax credits. The difference from the fiscal 2013 year-to-date Federal statutory rate was primarily the result of changes to the state of Michigan tax laws. Income tax expense in the first quarter of fiscal 2013 includes a $0.7 million after-tax benefit due to these changes. Excluding this item the effective tax rate was 37.6%. The fiscal 2014 effective income tax rate could be adversely affected pending the final determination of the tax deductibility of merger related expenses.

Discontinued Operations

Certain of our retail and grocery distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the twenty-four week periods ended:

(In thousands)	September 14, 2013	September 15, 2012
Net cash provided by operating activities	$26,941	$895
Net cash used in investing activities	(17,409)	(18,354)
Net cash used in financing activities	(9,719)	(1,561)
Net cash (used in) provided by discontinued operations	(365)	35

Net decrease in cash and cash equivalents	(552)	(18,985)
Cash and cash equivalents at beginning of period	6,097	26,476

Cash and cash equivalents at end of period	$5,545	$7,491

Net cash provided by operating activities increased from the prior year-to-date period primarily due to the timing of seasonal working capital requirements, lower income tax payments and prior year first quarter payments related to new customer supply agreements.

Net cash used in investing activities decreased during the current year-to-date period primarily due to capital expenditures which decreased $4.3 million to $16.7 million, partially offset by proceeds from the sale of assets in the prior year second quarter. Retail and Distribution segments utilized 68.5% and 31.5% of current year-to-date capital expenditures, respectively. The decrease in capital expenditures in fiscal 2014 was primarily related to fewer new stores and major remodels. Expenditures during the current fiscal year were primarily related to one major store remodel, one new Valu Land store, the implementation of automated guided vehicles in our grocery distribution warehouse and several minor store remodels. We expect capital expenditures to range from $39.0 million to $42.0 million for fiscal 2014.

Net cash used in financing activities during the current year-to-date period resulted primarily from net payments on the revolving credit facility of $6.0 million, dividends paid of $2.0 million and repayment of long-term borrowings of $2.0 million. In the prior year-to-date period, net cash used in financing activities resulted primarily from share repurchases of $11.4 million, repayment of long-term borrowings of $1.8 million, dividends paid of $1.7 million and financing fees paid of $1.3 million, partially offset by net proceeds from the revolving credit facility of $14.2 million. The increase in dividends paid was due to a 12.5% increase in dividends from $0.08 per share to $0.09 per share that was approved by the Board of Directors and announced on May 17, 2013. It is expected that following the Nash-Finch merger discussed above, Spartan Stores will initially pay quarterly dividends of $0.12 per share. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including our future financial condition, anticipated profitability and cash flows and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at September 14, 2013 are $4.0 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations includes the net cash flows of our discontinued operations and consists primarily of the payment of closed store lease costs and other liabilities partially offset by sublease income.

Our principal sources of liquidity are cash flows generated from operations and our senior secured revolving credit facility which has maximum available credit of $200.0 million. As of September 14, 2013, our senior secured revolving credit facility had outstanding borrowings of $41.7 million, maximum availability of $157.8 million and available borrowings of $137.8 million which exceeds the minimum excess availability levels, as defined in the credit agreement. The revolving credit facility matures December 2017, and is secured by substantially all of our assets. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and senior note debt redemption and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility. Additionally, we anticipate refinancing our revolving credit agreement under a new facility when the proposed merger described in Note 3 is consummated.

Our current ratio increased to 1.10:1.00 at September 14, 2013 from 1.07:1.00 at March 30, 2013 and our investment in working capital increased to $20.0 million at September 14, 2013 from $13.2 million at March 30, 2013 principally due to seasonal inventory needs. Our net long-term debt to total capital ratio was 0.28:1.00 at September 14, 2013 versus 0.30:1.00 at March 30, 2013.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of September 14, 2013 and March 30, 2013.

(In thousands)	September 14, 2013	March 30, 2013
Current maturities of long-term debt and capital lease obligations	$3,983	$4,067
Long-term debt and capital lease obligations	137,981	145,876

Total debt	141,964	149,943
Cash and cash equivalents	(5,545)	(6,097)

Total net long-term debt	$136,419	$143,846

For information on contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 30, 2013. At September 14, 2013, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

Ratio of Earnings to Fixed Charges

For purposes of calculating the ratio of earnings to fixed charges under the terms of the Senior Notes, earnings consist of net earnings, as adjusted under the terms of the Senior Notes indenture, plus income tax expense, fixed charges and non-cash charges, less cash payments relating to non-cash charges added back to net earnings in prior periods. Fixed charges consist of interest cost, including capitalized interest, and amortization of debt issue costs. Our ratio of earnings to fixed charges was 9.2:1.00 for the four quarters ended September 14, 2013.

Off-Balance Sheet Arrangements

We had letters of credit totaling $0.6 million outstanding and unused at September 14, 2013. The letters of credit are maintained primarily to support payment or deposit obligations. We pay a commission of approximately 2% on the face amount of the letters of credit.

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

An evaluation of the effectiveness of the design and operation of Spartan Stores’ disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of September 14, 2013 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of Spartan Stores’ management, including its Chief Executive Officer (“CEO”) and Chief Financial

Officer (“CFO”). Spartan Stores’ management, including the CEO and CFO, concluded that Spartan Stores’ disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the second quarter there was no change in Spartan Stores’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores’ internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

On or about July 24, 2013, a putative class action complaint was filed in the District Court for the Fourth Judicial District, State of Minnesota, County of Hennepin, by a stockholder of Nash-Finch in connection with the pending transaction. The action is styled Greenblatt v. Nash-Finch Co. et al., Case No. 27-cv-13-13710. That complaint was amended on August 28, 2013 after Spartan Stores’ registration statement was filed with the SEC. On September 9, 2013, the defendants filed motions to dismiss the complaint, which are currently pending before the court. On or about September 19, 2013, a second putative class action complaint was filed in the United States District Court for the District of Minnesota, by a stockholder of Nash-Finch. The action is styled Benson v. Covington et al., Case No. 0:13-cv-02574. The lawsuits allege that the directors of Nash-Finch breached their fiduciary duties by, among other things, approving a merger that provides for inadequate consideration under circumstances involving certain alleged conflicts of interest; that the merger agreement includes allegedly preclusive deal protection provisions; and that Nash-Finch and Spartan Stores allegedly aided and abetted the directors in breaching their duties to Nash-Finch’s stockholders. Both complaints also allege that the preliminary joint proxy statement/prospectus was false and misleading due to the omission of a variety of allegedly material information. The complaint in the Benson action also asserts additional claims individually on behalf of the plaintiff under the federal securities laws. The actions seek, on behalf of their putative classes, various remedies, including enjoining the merger from being consummated in accordance with its agreed-upon terms, damages, and costs and disbursements relating to the lawsuit.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 17, 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of the Spartan Stores’ common stock. Spartan Stores did not repurchase shares of common stock under this program during the quarter ended September 14, 2013. The repurchase program has been temporarily suspended due to the pending merger with Nash-Finch Company. The approximate dollar value of shares that may yet be purchased under the repurchase plan was $26.2 million as of September 14, 2013.

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture dated December 6, 2012 by and among Spartan Stores, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.4	Commitment Letter dated July 21, 2013 issued by Wells Fargo Bank, National Association and Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: October 24, 2013	By	/s/ David M. Staples
David M. Staples
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture dated December 6, 2012 by and among Spartan Stores, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.4	Commitment Letter dated July 21, 2013 issued by Wells Fargo Bank, National Association and Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document