Form 10-KT
period 2013-12-28
SPARTAN STORES INC
filed 2014-03-12
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2013.

OR

☒	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from March 31, 2013 to December 28, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Select Market on September 13, 2013 (which was the last trading day of the registrant’s second quarter in the transition period ended December 28, 2013) was $448,903,949.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of March 7, 2014 was 37,720,745, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held May 28, 2014

Forward-Looking Statements

The matters discussed in this Annual Report on Form 10-K include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Spartan Stores, Inc. These forward-looking statements are identifiable by words or phrases indicating that Spartan Stores or management “expects,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” or is “optimistic” or “confident” that a particular occurrence or event “will,” “may,” “could,” “should” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that the Company is “positioned” for a particular result, or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. The purchase price allocations for the merger with Nash-Finch Company is preliminary and completion of the valuation process to determine fair values of assets acquired and liabilities assumed may result in adjustments. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to achieve sales and earnings expectations; improve operating results; maintain and strengthen our retail-store performance; assimilate acquired distribution centers and stores; maintain or grow sales; respond successfully to competitors including new openings; maintain gross margin; effectively address food cost or price inflation or deflation; maintain and improve customer and supplier relationships; realize expected synergies from merger and acquisition activity; realize expected benefits of restructuring; realize growth opportunities; maintain or expand our customer base; reduce operating costs; sell on favorable terms assets held for sale; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends, and successfully implement and realize the expected benefits of the other programs, initiatives, systems, plans, priorities, strategies, objectives, goals or expectations described in this Annual Report, our other reports, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries, possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action, changes in funding levels, or the effects of madated reductions in or sequestration of government expenditures, and other factors including, but not limited to, those discussed in the “Risk Factors” discussion in Item 1A of this Annual Report.

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

Overview

Spartan Stores, Inc. (together with its subsidiaries, “Spartan Stores”) is a Fortune 500 company and the largest food distributor serving military commissaries and exchanges in the United States, in terms of revenue, and a leading food distributor and grocery retailer, operating principally in the Midwest. The Company’s core businesses include distributing food to military commissaries and exchanges and independent and corporate-owned retail stores located in 44 states and the District of Columbia, Europe, Cuba, Puerto Rico, the Azores, Bahrain and Egypt. Effective with the merger with Nash-Finch Company, we operate three reportable business segments: Military, Food Distribution and Retail. For the 39 week period ended December 28, 2013 (consisted of 39 weeks due to a change in fiscal year end in conjunction with the merger with Nash-Finch Company), we generated net sales of approximately $2.6 billion.

Established in 1917 as a cooperative grocery distributor, Spartan Stores converted to a for-profit business corporation in 1973. In January 1999, Spartan Stores began to acquire retail supermarkets in our focused geographic regions. In August 2000, Spartan Stores common stock became listed on the NASDAQ Stock Market under the symbol “SPTN.” On November 19, 2013, Spartan Stores merged with Nash-Finch Company, and Nash-Finch Company became a wholly-owned subsidiary of the surviving corporation Spartan Stores. Nash-Finch Company’s core businesses include distributing food to military commissaries and independent grocery retailers and distributing to and operating corporate-owned retail stores. Each outstanding share of the common stock of Nash-Finch was converted into 1.20 shares of the combined company’s common stock. The Company’s common stock continues to trade on the NASDAQ Stock Market under the symbol “SPTN.” Nash-Finch Company common stock ceased trading on NASDAQ upon completion of the merger. Immediately after the merger, Spartan Stores began doing business under the assumed name of “SpartanNash Company”, with the formal name change to SpartanNash Company expected to become effective at the annual shareholders meeting in May 2014. Unless the context otherwise requires, the use of the terms “SpartanNash,” “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K refers to the surviving corporation Spartan Stores and, as applicable, its consolidated subsidiaries.

The larger geographic reach resulting from the merger with Nash-Finch allows for increased scale as we leverage the organization to enhance the ability of our independent retailers to compete long term in the grocery industry. SpartanNash’s hybrid business model supports the close functioning of its Military, Food Distribution, and Retail operations, optimizing the natural complements of each business segment. The model produces operational efficiencies, helps stimulate distribution product demand, and provides sharper market visibility and broader business growth options. In addition, the Military, Food Distribution, and Retail diversification provides added flexibility to pursue the best long-term growth opportunities in each segment.

SpartanNash has established key management priorities that focus on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Military, Food Distribution, and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:

Military:

•	Leverage the size and scale of the existing distribution and retail segments to attract additional customers.

•	Continue to partner with Coastal Pacific Food Distributors to leverage the advantage of a worldwide distribution network.

Food Distribution:

•	Leverage new competitive position, scale and financial flexibility to further consolidate the distribution channel.

•

Leverage retail competency and the capabilities of the combined distribution platform to increase business within the existing account base and potentially add new distribution categories and take advantage of current competitive market dynamics to supply new customers.

•	Continue to focus on increasing private brand penetration and overall purchase concentration.

Retail:

•	Evaluate banners to maintain a portfolio of customer-relevant offerings for the entire market continuum.

•	Continue to drive a lean and efficient operating cost structure to remain competitive.

•	Rationalize store base to maximize capital efficiency and enhance profitability.

•	Strategically deploy capital to modernize the store base.

•	Pursue opportunistic roll-ups of existing distribution customers and/or other retailers.

•	Drive value by expanding consumer relationships with pharmacy, fuel and other promotional offerings.

Military Segment

Our Military segment sells and distributes grocery products primarily to U.S. military commissaries and exchanges. We are the largest distributor, by revenue, in this market.

The products we distribute are delivered to 174 military commissaries and over 400 exchanges located in 38 states across the United States and the District of Columbia, Europe, Puerto Rico, Cuba, the Azores, Egypt and Bahrain. Our distribution centers are strategically located among the largest concentration of military bases in the areas we serve and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges. Our Military segment has an outstanding reputation as a distributor focused on U.S. military commissaries and exchanges, based in large measure on our excellent service metrics, which include fill rate, on-time delivery and shipping accuracy.

The Defense Commissary Agency (“DeCA”) operates a chain of commissaries on U.S. military installations throughout the world. DeCA contracts with manufacturers to obtain grocery and related products for the commissary system. Manufacturers either deliver the products to the commissaries themselves or, more commonly, contract with distributors such as us to deliver the products. Manufacturers must authorize the distributors as their official representatives to DeCA, and the distributors must adhere to DeCA’s frequent delivery system procedures governing matters such as product identification, ordering and processing, information exchange and resolution of discrepancies. We obtain distribution contracts with manufacturers through competitive bidding processes and direct negotiations.

We have approximately 600 distribution contracts with manufacturers that supply products to the DeCA commissary system and various exchange systems. These contracts generally have an indefinite term, but may be terminated by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify the commissaries and exchanges we are to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms. Our ten largest manufacturer customers represented approximately 40% of the Military segment’s sales for the 39 week period ended December 28, 2013.

As commissaries need to be restocked, DeCA identifies each manufacturer with which an order is to be placed for additional products, determines which distributor is the manufacturer’s official representative for a particular commissary or exchange location, and places a product order with that distributor under the auspices of DeCA’s master contract with the applicable manufacturer. The distributor selects that product from its existing inventory, delivers it to the commissary or commissaries designated by DeCA, and bills the manufacturer for the product shipped. The manufacturer then bills DeCA under the terms of its master contract. Overseas commissaries are serviced in a similar fashion, except that a distributor’s responsibility is to deliver products as and when needed to the port designated by DeCA, which in turn bears the responsibility for shipping the product to the applicable commissary or overseas warehouse.

After we ship a particular manufacturer’s products to commissaries in response to an order from DeCA, we invoice the manufacturer for the product price plus a service and/or drayage fee that is typically based on a percentage of the purchase price, but may in some cases be based on a dollar amount per case or pound of product sold. Our order handling and invoicing activities are facilitated by a procurement and billing system developed specifically for the military business, which addresses the unique aspects of its business, and provides our manufacturer customers with a web-based, interactive means of accessing critical order, inventory and delivery information.

Food Distribution Segment

SpartanNash’s Food Distribution segment uses a multi-platform sales approach to distribute groceries to independent and corporate owned grocery retailers. Total net sales from our Food Distribution segment, including shipments to our corporate-owned stores, which are eliminated in the consolidated financial statements, were approximately $1.7 billion for the 39 week period ended December 28, 2013. We believe that we are the fifth largest wholesale distributor to supermarkets in the United States.

Customers. Our Food Distribution segment supplies a diverse group of independent grocery store operators that range from a single store to supermarket chains with as many as 32 stores, as well as our corporate-owned stores. The newly merged company operates in 24 states with 13 distribution centers supporting approximately 1,900 independently owned supermarkets and also supplies our corporate retail base of 172 stores. This larger geographic reach allows for increased scale as we leverage the organization to enhance the ability of our independent retailers to compete long term in the grocery food industry.

On a national account basis, SpartanNash also services a large retailer, with certain product classes, outside of the traditional grocery supermarket industry. Food Distribution sales are made to nearly 11,000 retail locations for this customer, representing more than 5% of total SpartanNash company revenue. Shipments to these locations are made both from SpartanNash food and military distribution centers. Other than this customer, our Food Distribution customer base is very diverse, with no single customer, excluding corporate-owned stores, exceeding 5% of consolidated net sales.

Our five largest Food Distribution customers (excluding corporate-owned stores) accounted for approximately 21% of our Food Distribution net sales for the 39 week period ended December 28, 2013. In addition, approximately 80% of Food Distribution net sales, including corporate-owned stores, are covered under supply agreements with our Food Distribution customers or are directly controlled by SpartanNash.

Products. Our Food Distribution segment provides a selection of approximately 50,000 stock-keeping units (SKU’s), including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care.

Our product line includes multi-tiered families of private brands under the platforms of Spartan, Our Family and IGA. A complete variety of national brands is available in commodities including grocery, dairy, frozen, meat, seafood, produce, floral, bakery, deli, general merchandise and health and beauty care. These market leading products, along with best in class services, allow the retailer the opportunity to support the entire operation with a single supplier. Meeting consumers’ needs will continue to be our mission as we execute our hybrid model of wholesale, retail and military supply.

Food Distribution Functions. Our Food Distribution network is now comprised of 13 distribution centers with approximately 5.7 million square feet of warehouse space.

We believe our distribution facilities are strategically located to efficiently serve our current customers and have the available capacity to support future growth. We are continually evaluating our inventory movement and assigning SKU’s to appropriate areas within our distribution facilities to reduce the time required to stock and pick products in order to achieve additional efficiencies.

We have several projects planned for the fiscal year ending January 3, 2015 (which we refer to as “fiscal 2014”) to further increase the effeciency of our distribution functions. These projects include a cooler expansion in Rapid City, Iowa, billing system conversion integration in the Great Lakes region, a warehouse management system upgrade in Bluefield, consolidation of the Great Lakes region’s cigarette and tobacco distribution into the Bellefontaine distribution center, installing voice selection in Sioux Falls and Bluefield, and the purchase of two additional automated guided vehicles (“AGV’s”) to complement the six AGV’s that were installed in the Grand Rapids distribution center in 2013.

Across our distribution network we operate a fleet of 356 over-the-road tractors, 967 dry vans, and 886 refrigerated trailers. Through routing optimization systems, we carefully manage the 33.6 million miles our fleet drives annually. We remain committed to the ongoing investment required to maintain a best in class fleet while focusing on low cost, environmentally friendly solutions.

Within our fleet we now have 92 new fifty-three foot refrigerated trailers equipped with a Carrier Vector refrigeration unit. The new Vector units have the capability to run on electric standby, offering an economical and environmentally friendly alternative to diesel fuel.

Additional Services. We also offer and provide many of our independent Distribution customers with value-added services, including:

• Site identification and market analysis	• Coupon redemption
• Store planning and development	• Product reclamation
• Marketing, promotion and advertising	• Graphic services
• Technology and information services	• Category management
• Accounting, payroll and tax preparation	• Real estate services
• Human resource services	• Construction management services
• Fuel technology	• Pharmacy retail and procurement services
• Account management field sales support	• Retail pricing
• InSite Business to Business communications

Retail Segment

Our neighborhood market strategy distinguishes our stores from supercenters and limited assortment stores by emphasizing convenient locations, demographically targeted merchandise selections, high-quality fresh offerings, customer service, value pricing and community involvement.

Our Retail segment operates 172 retail supermarkets in the Midwest which operate under banners including Family Fare Supermarkets, No Frills, Bag ‘N Save, Family Fresh Markets, D&W Fresh Markets, Sun Mart and Econo Foods, as well as several other brands.

Our retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. In 90 of our supermarkets, we also offer pharmacy services. In addition to nationally advertised products, the stores carry private brand items, including flagship Spartan and Our Family brands, Spartan Fresh Selections, IGA and Piggly Wiggly brands; Top Care, a health and beauty care brand and Tippy Toes by Top Care, a baby brand; Full Circle and Nash Brothers Trading Company, both natural and organic brands; World Classics a premium, unique and worldly brand; Paws, a pet supplies brand; B-leve a premium bath and beauty brand; and Valu Time. In addition to Valu Time, we have just launched our new me too! value brand. These private brand items provide enhanced retail margins and we believe they help generate increased customer loyalty. See “Merchandising and Marketing – Corporate Brands.” Our retail supermarkets range in size from approximately 9,975 to 92,381 total square feet and average approximately 41,600 total square feet per store.

We operate 34 fuel centers primarily at our supermarket locations operating under the banners Family Fare Quick Stop, D&W Quick Stop, Glen’s Quick Stop, VG’s Quick Stop, Forest Hills Quick Stop, FTC Express Fuel and Sunmart Express Fuel. These fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of popular consumable products. Our prototypical Quick Stop stores are approximately 1,100 square feet in size and are generally located adjacent to our supermarkets. We have experienced increases in supermarket sales upon opening fuel centers and initiating cross-merchandising activities. We are planning to continue to open additional fuel centers at certain of our supermarket locations over the next few years.

Our stores are primarily the result of acquisitions from January 1999 to December 2013 and the recent merger with Nash-Finch. The following chart details the changes in the number of our stores over the last five fiscal years:

Fiscal Year	Number of Stores at Beginning of Fiscal Year	Stores Acquired or Added During Fiscal Year	Stores Closed or Sold During Fiscal Year	Number of Stores at End of Fiscal Year
March 27, 2010	100	—	4	96
March 26, 2011	96	1	—	97
March 31, 2012	97	—	1	96
March 30, 2013	96	5	—	101
December 28, 2013	101	78	7	172

During the 39 week period ended December 28, 2013, we opened 1 new ValuLand store, completed one major remodel, and completed many limited remodels. We also converted 12 stores to the Family Fare banner and acquired two stores in Dickinson, North Dakota.

We expect to continue making progress with our capital investment program during fiscal 2014 by completing five minor remodels and ten major remodels, 16 store re-banners, two fuel centers as well as beginning construction on two new stores. We will also continue to evaluate our store base and may close up to ten stores over the course of 2014. We evaluate proposed retail projects based on demographics and competition within each market, and prioritize projects based on their expected returns on investment. Approval of proposed capital projects requires a projected internal rate of return that meets or exceeds our policy; however, we may undertake projects that do not meet this standard to the extent they represent required maintenance or necessary infrastructure improvements. In addition, we perform a post completion review of financial results versus our expectation on all major projects. We believe that focusing on such measures provides us with an appropriate level of discipline in our capital expenditures process.

Products

We offer a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. Our consolidated net sales include the net sales of our Military segment, corporate-owned stores and fuel centers in our Retail segment and the net sales of our Food Distribution business, which excludes sales to affiliated stores.

The following table presents sales by type of similar product and services:

(Dollars in thousands)	December 28, 2013 (39 weeks)		March 30, 2013 (52 weeks)		March 31, 2012 (53 weeks)
Non-perishables (1)	$1,393,157	53.6%	$1,289,461	49.4%	$1,293,147	49.1%
Perishables (2)	894,783	34.5	930,659	35.7	933,545	35.4
Fuel	145,631	5.6	179,012	6.9	187,631	7.1
Pharmacy	163,659	6.3	209,028	8.0	219,903	8.4

Consolidated net sales	$2,597,230	100%	$2,608,160	100%	$2,634,226	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Reporting Segment Financial Data

More detailed information about our reporting segments may be found in Note 17 to the consolidated financial statements included in Item 8, which is herein incorporated by reference. All of our sales and all of our assets are in the United States of America.

Discontinued Operations

Certain of our retail and food distribution operations have been recorded as discontinued operations. Discontinued retail operations consist of certain stores that have been closed or sold. Discontinued food distribution operations consist of our Maumee, Ohio and Toledo, Ohio distribution centers that previously serviced retail stores which have been closed or sold. Additional information may be found in Note 16 to the consolidated financial statements included in Item 8, which is herein incorporated by reference.

Marketing and Merchandising

General. We continue to align our marketing and merchandising strategies with current consumer behaviors by providing initiatives centered on loyalty, value, and health and wellness. These strategies focus on delivering consumer centric programs to effectively leverage the use of loyalty card program data and category management principles to satisfy the consumer’s needs.

We believe that our over-arching focus on the consumer gives us insight into purchasing and consumption behavior and the flexibility to adapt to rapidly changing market conditions by making tactical adjustments to our marketing and merchandising programs that deliver more tangible value to our customers. To further strengthen our knowledge of the consumer we have entered into a consulting and analytical partnership with Aimia, Inc., a global leader in loyalty management.

Through the partnership, SpartanNash and Aimia will work closely together to leverage and further develop SpartanNash’s customer centric approach to retail. By harnessing data collected from our ‘Yes Rewards’ customer loyalty program, SpartanNash will continue to improve our capabilities to provide customers with a more relevant and personalized shopping experience. This effort also enables us to continue to learn more about our best customers; develop strategies to enable long-term customer and supplier loyalty; deploy a more effective and efficient marketing spend; and ultimately make better business decisions.

As we build this capability, along with our other strategies to develop and leverage insights, we will continue to share our marketing and merchandising learnings and best practices across our broad wholesale customer base.

Our “Yes Rewards” program continues to play a key role in providing us with sophisticated data to understand our customers’ purchasing behavior. This information is integral to improving the effectiveness of our promotions, marketing and merchandising programs. In the 39 week period ended December 28, 2013, based on customer research and insights, we simplified our “Yes Rewards” program in order to further engage the customer and improve the customer experience. We revised our “Yes Rewards” program by removing the points component of the program whereby customers could earn and redeem points for their purchases. We also simplified our program by focusing on four key value propositions for the customer: in-store savings, fuel, pharmacy, and digital coupons. We introduced our digital coupon program in October 2013, enabling us to demonstrate additional value to our customers and expanding their ability to access promotions via mobile, online and in-store. To date, more than two million coupons have been downloaded. These improvments will help us to further build longer-term customer loyalty, maintain efficicient marketing spend and increase return on investment, improve our sales growth opportunites and further strenghen our market position.

As we expand our service offerings, we believe that we differentiate ourselves from our competitors by offering a full set of services, from value added services in our Food Distribution segment to the addition of fuel centers and Starbucks Coffee shops in some of our retail stores.

To engender loyalty with our retail customers, we provide them with discounts on fuel purchases at our fuel centers. Fuel centers have proven to be effective traffic-builders for fuel-purchasing customers who wish to take advantage of cross-promotions between the stores and the Quick Stop fuel centers or one of our third party fuel suppliers. Consumers are focusing on value in today’s economy and offerings such as the fuel rewards program are helping us to meet that need.

We offer pharmacy services in 90 of our supermarkets and we also operate two free standing pharmacy locations. We believe the pharmacy service offering in our supermarkets is an important part of the consumer experience. We continue to evolve our pharmacy program by connecting with the consumer and focusing on health and wellness. In our Michigan pharmacies we offer free medications (antibiotics, diabetic medications and pre-natal vitamins) along with generic drugs for $4 and $10 as well as food solutions for preventative health and education for our customers. We are considering the possible expansion of these programs to our pharmacies outside of Michigan.

We strive to be a health and wellness solution for our customers as well. One way that we do this is with our Nutrition Guide tags which provide nutrition information on shelf tags for thousands of items throughout the store, making it easy for our customers to purchase items that meet their health needs. In addition, based on the success of our corporate-owned retail stores, we have rolled out our Nutrition Guide program to our independent distribution customers. This value-add service enables our independent customers to communicate important product nutrition information to their customers in a consumer-friendly manner.

We were also one of the first retailers in the country to begin to incorporate the Food Marketing Institute’s “Facts Up Front” nutrition labeling on our Spartan and Spartan Fresh Selections private brand packages. We have substantially all of our Spartan brand food product packaging incorporated with Facts Up Front and we plan to expand this labeling to other corporate owned brands.

At SpartanNash, we are committed to being a consumer driven retailer. In fiscal 2009, we implemented a customer satisfaction program that gives consumers a channel for communicating their store experiences. Retail customers are randomly selected via point-of-sale receipts and invited to give us feedback by completing an online survey. Results of these surveys help us assess overall customer satisfaction and identify several opportunities to focus on to drive consumer satisfaction and loyalty. From this program, we have developed a fresh selection initiative to drive our competitive advantage. We value the opinions of our consumers and believe the best way to deliver a high quality shopping experience is to let customers tell us what they want and need. We believe this survey dialogue will better enable us to identify opportunities for continuous improvements for consistency and excellence in the overall consumer experience.

Over the past two years, we have been experimenting with a value store format, under the banner Valu Land. We converted three small store locations to this format in fiscal year ended March 31, 2012, opened four new Valu Land locations during fiscal year ended March 30, 2013 and opened one new Valu Land location during the 39 week period ended December 28, 2013. We closed two underperforming locations in December 2013. We are still early in the development and testing of this store format and will continue to fine tune the offering as our learnings progress.

Private Brands. SpartanNash currently markets and distributes over 8,600 private brand items including Spartan, Spartan Fresh Selections, Our Family, IGA and Piggly Wiggly brands; Top Care, a health and beauty care brand; Tippy Toe, a baby brand; Full Circle and Nash Brothers Trading Company, both natural and organic brands; World Classics, a premium, unique and worldly brand; Paws, a pet supplies brand; B-leve, a premium bath and beauty brand; and Valu Time. In addition to Valu Time, we have just launched our new me too! value brand. We believe that our private brand offerings are part of our most valuable strategic assets, demonstrated through customer loyalty and profitability.

We have worked diligently to develop a best in class private brand program that contains multiple labels and go-to-market strategies. We have added more than 600 corporate brand products to our consumer offerings in the past year and plan to introduce approximately 500 new items in fiscal 2014. Our products have been frequently recognized for excellence in packaging design and product development. These awards underscore our continued commitment to providing the consumer with quality products at exceptional value. Our focus is and will continue to be the pursuit of new opportunities and expansion of private brand offerings to our consumers.

Competition

Our Military, Food Distribution and Retail segments operate in highly competitive markets, which typically result in low profit margins for the industry as a whole. We compete with, among others, regional and national grocery distributors, independently owned retail grocery stores, large chain stores that have integrated wholesale and retail operations, mass merchandisers, limited assortment stores and wholesale membership clubs, many of whom have greater resources than we do.

We are one of five distributors in the United States with annual sales to the DeCA commissary system in excess of $100 million that distributes products via the frequent delivery system. The remaining distributors that supply DeCA tend to be smaller, regional and local providers. In addition, manufacturers contract with others to deliver certain products, such as baking supplies, produce, deli items, soft drinks and snack items, directly to DeCA commissaries and service exchanges. Because of the narrow margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic market(s) a distributor serves, and the distributor’s share of that market. As a result, no single distributor in this industry, by itself, has a nationwide presence. Rather, distributors tend to concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently. In addition, distributors that operate larger non-military specific distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing distribution centers. We believe the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers. We believe our competitive position is very strong with respect to all these factors within the geographic areas where we compete.

The primary competitive factors in the food distribution business include price, product quality, variety and service. We believe our overall service level, defined as actual units shipped divided by actual units ordered is among industry leading performance in our distribution segments.

The principal competitive factors in the retail grocery business include the location and image of the store; the price, quality and variety of the perishable products; and the quality and consistency of service. We believe we have developed and implemented strategies and processes that allow us to remain competitive in our Retail segment. We monitor planned store openings by our competitors and have established proactive strategies to respond to new competition both before and after the competitive store opening. Strategies to combat competition vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, three competitor supercenters opened in markets in which we operate corporate-owned stores. No additional openings are expected to occur during fiscal 2014 against our corporate-owned stores. As a result of these openings we believe the majority of our supermarkets compete with one, if not multiple, supercenters.

Seasonality

Our sales and operating performance vary with seasonality. Our former first and fourth quarters were typically our lowest sales quarters. In the future under our new fiscal quarter format, the first and second quarters are expected to be our lowest sales quarters. Therefore, operating results are generally lower during these two quarters. Many northern Michigan stores are dependent on tourism and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. Historically, all quarters are 12 weeks, except for our third quarter, which was 16 weeks and included the Thanksgiving and Christmas holidays. Beginning with fiscal 2014, our first quarter will consist of 16 weeks and will usually include the Easter holiday while all other quarters will consist of 12 weeks each. The transition fiscal year ended December 28, 2013 consisted of 39 weeks; therefore, the third and final quarter of the short year consisted of 15 weeks rather than 16 weeks. Fiscal year ended March 30, 2012 contained 53 weeks; therefore, the fourth quarter of fiscal 2012 consisted of 13 weeks rather than 12 weeks.

Suppliers

We purchase products from a large number of national, regional and local suppliers of name brand and private brand merchandise. We have not encountered any material difficulty in procuring or maintaining an adequate level of products to serve our customers. No single supplier accounts for more than 7.0% of our purchases. We continue to develop strategic relationships with key suppliers and we believe this will prove valuable in the development of enhanced promotional programs and consumer value perceptions.

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

Supply Chain. During the 39 week period ended December 28, 2013, we continued to make major enhancements to our web based product information system for use by our distribution customers. We completed our new retail price management system which allows our independent customers to better manage and control the retail prices of the products supplied by SpartanNash. We also made major enhancements to our order management system including order maintenance and status features for the distribution customer. In the distribution area we installed the first phase of AGVs in our Grand Rapids Distribution center. These AGVs provide automated put-away and replenishment of pallets in the grocery distribution center. We also dramatically expanded our use of Advanced Ship Notices for receiving in our distribution centers.

Retail Systems. During the 39 week period ended December 28, 2013, we started the pilot of a major revision of our self-checkout system to provide internal efficiencies and enhance the customer experience. We enhanced the loyalty marketing system to provide electronic coupons for SpartanNash and manufacturer coupons, through e-mail, web and mobile access. We released several new versions of our mobile smartphone applications to enhance the customer experience and to add additional functionality. We began the installation of a major Loyalty Analytics system to support Marketing and Merchandising customer analysis of our loyalty system data.

Administrative Systems. We implemented numerous enhancements to our Human Resource system in the areas of absence management, time keeping and management self service functions.

Information Technology Infrastructure. We completed a major upgrade to our storage systems during the 39 week fiscal period ended December 28, 2013 to dramatically increase capacity and performance. We added additional processing capacity and increased our network bandwidth at our primary and backup data centers. We added a high performance data base machine to dramatically improve the performance of our data warehouse and business intelligence reporting system.

Merger Related System Consolidation. With the completion of the merger with Nash-Finch Company, we have developed a plan to consolidate to a single set of computer systems from the two companies. We have completed an analysis of the existing systems of the two companies and developed a plan to consolidate on to the best system from the two legacy companies. This analysis has identified a set of over 60 projects to perform the conversion and consolidation. These projects have been laid out in a three year schedule that allows SpartanNash to achieve the planned synergies and provide the best possible experience for our customers from the resulting systems.

Associates

As of December 28, 2013, we employed approximately 15,900 associates, 8,800 of which are on a full-time basis and 7,100 which are part-time. Approximately 1,300 associates, or 8%, were represented by unions under collective bargaining agreements that will expire over the next two years and consisted primarily of warehouse personnel and drivers at our Michigan, Ohio and Indiana distribution centers. We consider our relations with our union and non-union associates to be good and have not had any material work stoppages in over twenty years.

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

Available Information

The address of our web site is www.spartannash.com. The inclusion of our website address in this Form 10-K does not include or incorporate by reference the information on or accessible through our website, and you should not consider information contained on or accessible through those websites as part of this Form 10-K. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act available on our web site as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission. Interested persons can view such materials without charge by clicking on “For Investors” and then “SEC Filings” on our web site. SpartanNash is an “accelerated filer” within the meaning of Rule 12b-2 under the Securities Exchange Act.

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

The Military segment faces competition from large national and regional food distributors as well as smaller distributors. Due to the narrow margins in the military food distribution industry, it is of critical importance for distributors to achieve economies of scale, which are typically a function of the density or concentration of military bases in the geographic markets a distributor serves and a distributor’s share of that market. As a result, no single distributor in this industry, by itself, has a nationwide presence.

Our Food Distribution and Retail segments compete with, among others, regional and national grocery distributors, independently owned retail grocery stores, large chain stores that have integrated wholesale and retail operations, mass merchandisers, limited assortment stores and wholesale membership clubs, many of whom have greater resources than we do. Some of our distribution and retail competitors are substantially larger and have greater financial resources and geographic scope, lower merchandise acquisition costs and lower operating expenses than we do, intensifying competition at the wholesale and retail levels.

The effects of industry consolidation and the expansion of alternative store formats have resulted in, and continue to result in, market share losses for traditional grocery stores. These trends have produced even stronger competition for our retail business and for the independent customers of our food distribution business. To the extent our independent customers are acquired by our competitors or are not successful in competing with other retail chains and non-traditional competitors, sales by our food distribution business will be affected. If we fail to implement strategies to respond effectively to these competitive pressures, our operating results could be adversely affected by price reductions, decreased sales or margins, or loss of market share.

This competition may result in reduced profit margins and other harmful effects on us and the Food Distribution customers that we supply. Ongoing industry consolidation could result in our loss of customers that we currently supply and could confront our retail operations with competition from larger and better-capitalized chains in existing or new markets. We may not be able to compete successfully in this environment.

Our businesses could be negatively affected if we fail to retain existing customers or attract significant numbers of new customers.

Growing and increasing the profitability of our distribution businesses is dependent in large measure upon our ability to retain existing customers and capture additional distribution customers through our existing network of distribution centers, enabling us to more effectively utilize the fixed assets in those businesses. Our ability to achieve these goals is dependent, in part, upon our ability to continue to provide a high level of customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency, particularly in the process of integrating new customers into our distribution system, and offer marketing, merchandising and ancillary services that provide value to our independent customers. If we are unable to execute these tasks effectively, we may not be able to attract significant numbers of new customers, and attrition among our existing customer base could increase, either or both of which could have an adverse impact on our revenue and profitability.

Growing and increasing the profitability of our retail business is dependent upon increasing our market share in the communities where our retail stores are located. We plan to invest in redesigning some of our retail stores into other formats in order to attract new customers and increase our market share. Our results of operations may be adversely impacted if we are unable to attract significant numbers of new retail customers.

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

Our Military segment operations are dependent upon domestic and international military distribution, and a change in the military commissary system, or level of governmental funding, could negatively impact our results of operations and financial condition.

Because our Military segment sells and distributes grocery products to military commissaries and exchanges in the United States and overseas, any material changes in the commissary system, the level of governmental funding to DeCA, military staffing levels, or the locations of bases may have a corresponding impact on the sales and operating performance of this segment. These changes could include privatization of some or all of the military commissary system, relocation or consolidation of commissaries and exchanges, base closings, troop redeployments or consolidations in the geographic areas containing commissaries and exchanges served by us, or a reduction in the number of persons having access to the commissaries and exchanges. Mandated reductions in the government expenditures, including those imposed as a result of sequestration, may impact the level of funding to DeCA and could have a material impact on our operations.

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

Changes in accounting standards could materially impact our results.

Generally Accepted Accounting Principles (“GAAP”) and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for insurance and self-insurance, inventories, goodwill and intangible assets, store closures, leases, income taxes and share-based payments, are highly complex and involve subjective judgments. Changes in these rules or their interpretation could significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations.

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

Because we operate in the Food Distribution business, future acquisitions of retail grocery stores could result in us competing with our independent grocery store customers and could have adverse effects on existing business relationships with our Food Distribution customers.

The success of our acquisitions will depend, in part, on whether we achieve the business synergies and related cost savings that we anticipated in connection with these transactions and any future acquisitions. Accordingly, we may not achieve expected results and long-term business goals.

Our business is subject to risks from regional economic conditions, fuel prices, and other factors in our markets.

Our business is sensitive to changes in general economic conditions. In recent years, the United States has experienced volatility in the economy and financial markets due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sector, the decline in the housing market, diminished market liquidity, falling consumer confidence and high unemployment rates. These adverse economic conditions in our markets, potential reduction in the populations in our markets and the loss of purchasing power by residents in our markets could reduce the amount and mix of groceries purchased, could cause consumers to trade down to less expensive mix of products or to trade down to discounters, all of which may affect our revenues and profitability.

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

In addition, many of our retail grocery stores, as well as stores operated by our Food Distribution customers are located in areas that are heavily dependent upon tourism. Unseasonable weather conditions and the economic conditions discussed above may decrease tourism activity and could result in decreased sales by our retail grocery stores and decreased sales to our Food Distribution customers, adversely affecting our business.

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

Disruptions to worldwide financial and credit markets could potentially reduce the availability of liquidity and credit generally necessary to fund a continuation and expansion of global economic activity. A shortage of liquidity and credit in certain markets has the potential to lead to worldwide economic difficulties that could be prolonged. A general slowdown in the economic activity caused by an extended period of economic uncertainty could adversely affect our businesses. Difficult financial and economic conditions could also adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform their commitments to us.

Macroeconomic and geopolitical events may adversely affect our customers, access to products, or lead to general cost increases which could negatively impact our results of operations and financial condition.

The impact of events in foreign countries which could result in increased political instability and social unrest and the economic ramifications of significant budget deficits in the United States and changes in policy attributable to them at both the federal and state levels could adversely affect our businesses and customers. Adverse economic or geopolitical events could potentially reduce our access to or increase prices associated with products sourced abroad. Such adverse events could lead to significant increases in the price of the products we procure, fuel and other supplies used in our business, utilities, or taxes that cannot be fully recovered through price increases. In addition, disposable consumer income could be affected by these events, which could have a negative impact on our results of operations and financial condition.

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

Substantial operating losses may occur if the customers to whom we extend credit or for whom we guarantee loan or lease obligations fail to repay us.

In the ordinary course of business, we extend credit, including loans, to our Food Distribution customers, and provide financial assistance to some customers by guaranteeing their loan or lease obligations. We also lease store sites for sublease to independent retailers. Generally, our loans and other financial accommodations are extended to small businesses that are unrelated and may have limited access to conventional financing. As of December 28, 2013, we had loans, net of reserves, of $30.7 million outstanding to 52 of our Food Distribution customers and had guaranteed outstanding lease obligations of Food Distribution customers totaling $1.0 million. In the normal course of business, we also sublease retail properties and assign retail property leases to third parties. As of December 28, 2013, the present value of our maximum contingent liability exposure, with respect to subleases and assigned leases was $17.7 million and $7.9 million, respectively. While we seek to obtain security interest and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements could negatively and potentially materially impact our operating results and financial condition.

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

A number of our Food Distribution segment associates are covered by collective bargaining agreements.

Approximately 57% of our warehouse associates in our Food Distribution business segment are covered by collective bargaining agreements which expire between March 2014 and September 2016. We expect that rising health care, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation with the labor unions. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate an acceptable contract with the labor unions. This could significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

Unions may attempt to organize additional employees.

While we believe that relations with our employees are good, we may continue to see additional union organizing campaigns. The potential for unionization could increase as any new related legislation regulations are passed. We respect our employees’ right to unionize or not to unionize. However, the unionization of a significant portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

Costs related to multi-employer pension plans and other postretirement plans could increase.

We contribute to the Central States Southeast and Southwest Pension Fund (“Plan”), a multiemployer pension plan. Our participation in this Plan results from obligations contained in collective bargaining agreements with Teamsters locals 406 and 908. We do not administer nor control this Plan, and we have relatively little control over the level of contributions we are required to make. Currently, this Plan is underfunded; and as a result, contributions are scheduled to increase. Additionally, we expect that contributions to this Plan will be subject to further increases. Benefit levels and related issues will continue to create collective bargaining challenges. The amount of any increase or decrease in our required contributions to this Plan will depend upon the outcome of collective bargaining, the actions taken by the trustees who manage the Plan, governmental regulations, actual return on investment of Plan assets, the continued viability and contributions of other contributing employers, and the potential payment of withdrawal liability should we choose to exit a market, among other factors.

Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan if it is underfunded. The assessed withdrawal liablity represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. Withdrawal liability may be incurred under a variety of circumstances, including selling, closing or substantially reducing employment at a facility. Withdrawal liability could be material, and potential exposure to withdrawal liability may influence business decisions and could cause the company to forgo business opportunities. We are currently unable to reasonably estimate such liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

We maintain defined benefit retirement plans for certain of our employees that do not participate in multi-employer pension plans. These plans are frozen. Expenses associated with the defined benefit plans may significantly increase due to changes to actuarial assumptions or investment returns on plan assets that are less favorable than projected. In addition, changes in our funding status could adversely affect our financial position.

Risks associated with insurance plan claims could increase future expenses.

We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance, director and officers’ liability insurance, and employee health care benefits. The liabilities that have been recorded for these claims represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through December 28, 2013. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect the level of reserves required and could cause future expense to maintain reserves at appropriate levels.

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

We depend upon vendors to supply us with quality merchandise at the right time and at the right price.

We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. We have no assurances of continued supply, pricing, or access to new products and any vendor could at any time change the terms upon which it sells to us or discontinue selling to us. Sales demands may lead to insufficient in-stock positions of our merchandise.

Significant changes in our ability to obtain adequate product supplies due to weather, food contamination, regulatory actions, labor supply, or product vendor defaults or disputes that limit our ability to procure products for sale to customers could have an adverse effect on our operating results.

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

We have large, complex information technology systems that are important to our business operations. Although we have implemented security programs and disaster recovery facilities and procedures, security could be compromised and systems disruptions, data theft or other criminal activity could occur. This could result in a loss of sales or profits or cause us to incur significant costs to restore our systems or to reimburse third parties for damages. To date, we have not had any material breaches of security.

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

A majority of the product we supply to our retail stores, Military and Food Distribution customers flows through our distribution centers. While we believe we have adopted commercially reasonable precautions, insurance programs, and contingency plans, the destruction of, or substantial damage to, our distribution centers due to natural disaster, severe weather conditions, accident, terrorism, or other causes could substantially compromise our ability to distribute products to our retail stores, Military and Food Distribution customers. This could result in a loss of sales, profits and asset value.

Impairment charges for goodwill or other intangible assets could adversely affect our financial condition and results of operations.

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

The combined company may be unable to successfully integrate the businesses of Spartan Stores and Nash-Finch and realize the anticipated benefits of the merger.

The merger involves the combination of two companies that formerly operated as independent public companies. The combined company is required to devote significant management attention and resources to integrating the business practices and operations of Spartan Stores and Nash-Finch. Potential difficulties the combined company may encounter as part of the integration process include the following:

•	the inability to successfully combine the businesses of Spartan Stores and Nash-Finch in a manner that permits the combined company to achieve the full synergies anticipated to result from the merger;

•

complexities associated with managing the businesses of the combined company, including the challenge of integrating complex systems, technology, distribution channels, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service; and

•

potential unknown liabilities and unforeseen increased expenses or delays associated with the merger, including capital expenditures and one-time cash costs to integrate the two companies that may exceed current estimates.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the completion of the merger.

Following the completion of the merger, the size of the business of the combined company increased significantly beyond the former size of either Spartan Stores’ or Nash-Finch’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of the combined operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

The combined company is expected to incur substantial expenses related to the completion of the merger and the integration of Spartan Stores and Nash-Finch.

The combined company will incur substantial expenses in connection with the completion of the merger and the integration of Spartan Stores and Nash-Finch. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. In addition, the businesses of Spartan Stores and Nash-Finch will continue to maintain an administrative presence in Grand Rapids, Michigan, Minneapolis, Minnesota and Norfolk, Virginia. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the merger, and the amount and exact timing of such charges are uncertain at present.

The combined company is more highly leveraged than Spartan Stores formerly was.

The increased indebtedness and higher debt-to-equity ratio of the combined company in comparison to that of Spartan Stores before the merger with Nash-Finch on a historical basis will have the potential effect, among other things, to reduce the flexibility of Spartan Stores to respond to changing business and economic conditions and may increase borrowing costs.

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

The financing arrangements that the combined company entered into in connection with the merger contain restrictions and limitations that could significantly impact SpartanNash’s ability to operate its business.

SpartanNash has incurred significant new indebtedness in connection with the merger. The agreements governing the indebtedness of the combined company incured in connection with the merger contain covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

•	payments in respect of, or redemptions or acquisitions of, debt or equity issued by the combined company or its subsidiaries, including the payment of dividends on SpartanNash common stock;

•	incurring additional indebtedness;

•	incurring guarantee obligations;

•	paying dividends;

•	creating liens on assets;

•	entering into sale and leaseback transactions;

•	making investments, loans or advances;

•	entering into hedging transactions;

•	engaging in mergers, consolidations or sales of all or substantially all of their respective assets; and

•	engaging in certain transactions with affiliates.

Maintaining our reputation and corporate image is essential to our business success.

Our success depends on the value and strength of our corporate name and reputation. Our name, reputation and image are integral to our business as well as to the implementation of our strategies for expanding our business. Our business prospects, financial condition and results of operations could be adversely affected if our public image or reputation were to be tarnished by negative publicity including dissemination via print, broadcast or social media, or other forms of Internet-based communications. Adverse publicity about regulatory or legal action against us could damage our reputation and image, undermine our customers’ confidence and reduce long-term demand for our products and services, even if the regulatory or legal action is unfounded or not material to our operations. Any of these events could have a negative impact on our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have corporate offices that are located in Grand Rapids, Michigan and Minneapolis, Minnesota consisting of approximately 286,100 square feet of office space in buildings which we own. We also lease four additional off-site storage facilities consisting of approximately 63,300 square feet.

Military Segment

The table below lists the locations and sizes of our facilities used in our Military segment. Unless otherwise indicated, we own each of these distribution centers. The lease expiration dates range from August 2014 to November 2029. There is a month to month lease for additional freezer space at our Norfolk, Virginia facility.

Location	Approx. Size (Square Feet)
Norfolk, Virginia (1)	818,094
Landover, Maryland (2)	368,088
Columbus, Georgia (3)	531,900
Pensacola, Florida	355,900
Bloomington, Indiana (4)	591,277
Junction City, Kansas	132,000
Oklahoma City, Oklahoma	608,543
San Antonio, Texas	486,820

Total Square Footage	3,892,622

(1)	Includes 273,021 square feet that we lease.
(2)	Leased facility.

(3)	Leased location requiring periodic lease payments to the holder of the outstanding industrial revenue bond. As of December 28, 2013, the outstanding industrial revenue bond associated with this location was held by SpartanNash, and upon expiration of the lease terms, SpartanNash will take title to the property upon redemption of the outstanding bond.
(4)	Includes 120,000 square feet that we lease.

We believe that our distribution facilities are generally well maintained, are generally in good operating condition, have sufficient capacity and are suitable and adequate to carry on our military business.

Food Distribution Segment Real Estate

The following table lists the approximate locations and sizes of our distribution centers primarily used in our Food Distribution operations. Unless otherwise indicated, we own each of these distribution centers. The lease expirations range from February 2015 to July 2016. Most of the leases have additional renewal option periods available.

Location	Approx. Size (Square Feet)
St. Cloud, Minnesota	329,046
Fargo, North Dakota	288,824
Minot, North Dakota	185,250
Omaha, Nebraska	686,783
Sioux Falls, South Dakota (1)	275,414
Rapid City, South Dakota (2)	193,525
Lumberton, North Carolina (3)	336,502
Statesboro, Georgia (3)	230,520
Bluefield, Virginia	187,531
Bellefontaine, Ohio	666,045
Lima, Ohio (4)	523,052
Westville, Indiana	631,944
Grand Rapids, Michigan	1,179,582

Total Square Footage	5,714,018

(1)	Includes 79,300 square feet that we lease.
(2)	Includes 6,400 square feet that we lease.
(3)	Leased facility.
(4)	Includes 5,500 square feet that we lease.

We believe that our distribution facilities are generally well maintained, are generally in good operating condition, have sufficient capacity and are suitable and adequate to carry on our distribution business.

Retail Segment Real Estate

The following table contains the retail banner, number of stores, geographic region and approximate square footage under the banner. We own the facilities of 32 of these stores and lease the facilities of 140 of these stores.

Grocery Store Retail Banner	Number of Stores	Geographic Region		Total Square Feet
Family Fare Supermarkets	54	Michigan	Leased	2,257,850
Sun Mart	11	Colorado, Minnesota, North Dakota and Nebraska	Owned	357,043
Sun Mart	9	Minnesota, North Dakota and Nebraska	Leased	317,273
No Frills	17	Iowa and Nebraska	Leased	885,674
VG’s Food and Pharmacy	12	Michigan	Leased	562,207
VG’s Food and Pharmacy	1	Michigan	Owned	37,223
Bag ‘N Save	6	Nebraska	Owned	366,785
Bag ‘N Save	6	Nebraska	Leased	351,182
Econofoods	7	Minnesota, Wisconsin and North Dakota	Owned	206,971
Econofoods	5	Minnesota and North Dakota	Leased	151,533
Glen’s Markets	11	Michigan	Leased	412,812
D&W Fresh Markets	8	Michigan	Leased	372,101
D&W Fresh Markets	2	Michigan	Owned	84,458
Valu Land	6	Michigan	Leased	135,920
Family Fresh Market	3	Wisconsin	Owned	150,317
Family Fresh Market	1	Minnesota	Leased	32,650
Family Thrift Center	3	South Dakota	Leased	127,107
Family Thrift Center	1	South Dakota	Owned	60,200
Supermercado Nuestra Familia	1	Nebraska	Owned	39,317
Supermercado Nuestra Familia	1	Nebraska	Leased	23,211
Forest Hills Foods	1	Michigan	Leased	50,250
Pick ‘n Save	1	Ohio	Leased	45,608
Germantown Fresh Market	1	Ohio	Leased	31,764
Prairie Market	1	South Dakota	Leased	28,606
Dillonvale IGA	1	Ohio	Leased	25,627
Madison Fresh Market	1	Wisconsin	Leased	21,470
Wholesale Food Outlet	1	Iowa	Leased	19,620

Total	172			7,154,779

We also own three additional fuel centers that are not reflected in the square footage above: a Family Fare Quik Stop in Michigan that is not included at a supermarket location but is adjacent to our corporate headquarters, FTC Express Gas in Scottsbluff, Nebraska and SunMart Express Gas in Fergus Falls, Minnesota. Also not accounted for in the tables above are stand-alone pharmacies in Cannon Falls, Minnesota and Clear Lake, Iowa.

Item 3.	Legal Proceedings

On or about July 24, 2013, a putative class action complaint (the “State Court Action”) was filed in the District Court for the Fourth Judicial District, State of Minnesota, County of Hennepin (the “State Court”), by a stockholder of Nash-Finch Company in connection with the pending merger with Spartan Stores, Inc.. The State Court Action is styled Greenblatt v. Nash-Finch Co. et al., Case No. 27-cv-13-13710. That complaint was amended on August 28, 2013, after Spartan Stores filed a registration statement with the Securities and Exchange Commission containing a preliminary version of the joint proxy statement/prospectus. On September 9, 2013, the defendants filed motions to dismiss the State Court Action. On or about September 19, 2013, a second putative class action complaint (the “Federal Court Action” and, together with the State Court Action, the “Putative Class

Actions”) was filed in the United States District Court for the District of Minnesota (the “Federal Court”), by a stockholder of Nash-Finch. The Federal Court Action was styled Benson v. Covington et al., Case No. 0:13-cv-02574.

The Putative Class Actions alleged that the directors of Nash-Finch breached their fiduciary duties by, among other things, approving a merger that provides for inadequate consideration under circumstances involving certain alleged conflicts of interest; that the merger agreement includes allegedly preclusive deal protection provisions; and that Nash-Finch and Spartan Stores allegedly aided and abetted the directors in breaching their duties to Nash-Finch’s stockholders. Both Putative Class Actions also alleged that the preliminary joint proxy statement/prospectus was false and misleading due to the omission of a variety of allegedly material information. The complaint in the Federal Court Action also asserted additional claims individually on behalf of the plaintiff under the federal securities laws. The Putative Class Actions sought, on behalf of their putative classes, various remedies, including enjoining the merger from being consummated in accordance with its agreed-upon terms, damages, and costs and disbursements relating to the lawsuit.

SpartanNash believes that these lawsuits are without merit; however, to eliminate the burden, expense and uncertainties inherent in such litigation, Nash-Finch and Spartan Stores agreed, as part of settlement discussions, to make certain supplemental disclosures in the joint proxy statement/prospectus requested by the Putative Class Actions in the definitive joint proxy statement/prospectus. On October 30, 2013, the defendants entered into the Memorandum of Understanding regarding the settlement of the Putative Class Actions. The Memorandum of Understanding outlined the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Putative Class Actions. In consideration for such settlement and release, Nash-Finch and Spartan Stores acknowledged that the supplemental disclosures in the joint proxy statement/prospectus were made in response to the Putative Class Actions. The Memorandum of Understanding contemplated that the parties will use their best efforts to agree upon, execute and present to the State Court for approval a stipulation of settlement within thirty days after the later of the date that the Merger is consummated or the date that plaintiffs and their counsel have confirmed the fairness, adequacy, and reasonableness of the settlement, and that upon execution of such stipulation, and as a condition to final approval of the settlement, the plaintiff in the Federal Action would withdraw the claims in and cause to be dismissed the Federal Action, with any individual claims being dismissed with prejudice. The Memorandum of Understanding provides that Nash-Finch will pay, on behalf of all defendants, the plaintiffs’ attorneys’ fees and expenses, subject to approval by the State Court, in an amount not to exceed $550,000. On February 11, 2014, the parties executed the Stipulation and Agreement Compromise, Settlement and Release (the “Stipulation of Settlement.”) to resolve, discharge and settle the Putative Class Actions. The Stipulation of Settlement is subject to customary conditions, including approval by the State Court, which will consider the fairness, reasonableness and adequacy of such settlement. On February 18, 2014, the Federal Court entered a final order dismissing the Federal Court Action with prejudice. On February 28, 2014, pursuant to the terms of the Stipulation of Settlement, the plaintiffs in the State Court Action filed an unopposed motion for preliminary approval of class action settlement, conditional certification of class, and approval of notice to be furnished to the class. A hearing before the State Court on the unopposed motion for preliminary approval is set for May 20, 2014. There can be no assurance that the State Court will grant the unopposed motion and ultimately approve the Settlement Stipulation. In such event, the Settlement Stipulation will be null and void and of no force and effect.

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against SpartanNash. While the ultimate effect of such lawsuits and claims cannot be predicted with certainty, management believes that their outcome will not result in an adverse effect on the consolidated financial position, operating results or liquidity of SpartanNash.

Item 4.	Mine Safety Disclosure

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

SpartanNash common stock is traded on the NASDAQ Global Select Market under the trading symbol “SPTN.”

Stock sale prices are based on transactions reported on the NASDAQ Global Select Market. Information on quarterly high and low sales prices for SpartanNash common stock appears in Note 18 to the consolidated financial statements and is incorporated here by reference. At March 7, 2014, there were approximately 1,462 shareholders of record of SpartanNash common stock. SpartanNash has paid a quarterly cash dividend since the fourth quarter of fiscal 2006.

The table below outlines current Board of Directors’ anticipated increases in the quarterly dividend:

Effective Quarter	Dividend per common share
4th quarter Fiscal March 30, 2012	$0.05
1st quarter Fiscal March 31, 2012	0.065
1st quarter Fiscal March 30, 2013	0.08
1st quarter Fiscal December 28, 2013	0.09
1st quarter Fiscal January 3, 2015	0.12

Under its senior revolving credit facility, SpartanNash is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions, prepayments of its Senior Notes or share repurchases, do not exceed $25.0 million. Additionally, SpartanNash is generally permitted to pay cash dividends in excess of $25.0 million in any fiscal year so long as its Excess Availability, as defined in the senior revolving credit facility is in excess of 15% of the Total Borrowing Base before and after giving effect to the prepayments, repurchases and dividends. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. The ability of the Board of Directors to continue to declare dividends will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. In May 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of SpartanNash’s common stock. During fiscal years ended March 30, 2013 and March 31, 2012, the Company repurchased 634,408 and 687,200 shares of common stock for approximately $11.4 million and $12.4 million, respectively. SpartanNash did not repurchase any shares under this program during the 39 week period ended December 28, 2013. The approximate dollar value of shares that may yet be purchased under the repurchase plan was $26.2 million as of September 14, 2013.

The equity compensation plans table in Item 12 is here incorporated by reference.

The following table provides information regarding Spartan Stores’ purchases of its own common stock during the last quarter of the 39 week period ended December 28, 2013. Spartan Stores did not repurchase shares of common stock under the share repurchase program during the quarter ended December 28, 2013. All employee transactions are under associate stock compensation plans. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Spartan Stores, Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
September 15 – October 12, 2013
Employee Transactions	—	$—
Repurchase Program	—	$—
October 13 – November 9, 2013
Employee Transactions	—	$—
Repurchase Program	—	$—
November 10 – December 7, 2013
Employee Transactions	583,137	$23.55
Repurchase Program	—	$—
December 8 – December 28, 2013
Employee Transactions	—	$—
Repurchase Program	—	$—

Total for Quarter ended December 28, 2013
Employee Transactions	583,137	$23.55

Repurchase Program	—	$—

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on SpartanNash common stock to that of the Russell 2000 Total Return Index and the NASDAQ Retail Trade Index, over a period beginning March 27, 2009 and ending on December 28, 2013.

Cumulative total return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

The dollar values for total shareholder return plotted above are shown in the table below:

	March 27, 2009	March 26, 2010	March 26, 2011	March 31, 2012	March 30, 2013	December 28, 2013
SpartanNash	$100.00	$96.90	$102.12	$124.75	$123.26	$168.82
Russell 2000 Total Return Index	100.00	160.28	196.83	201.25	234.14	288.53
NASDAQ Retail Trade	100.00	149.55	172.59	225.21	244.72	291.48

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

The following table provides selected historical consolidated financial information of SpartanNash. The historical information was derived from our audited consolidated financial statements as of and for each of the five fiscal years ended March 27, 2010 through December 28, 2013. The transition fiscal year ended December 28, 2013 consisted of 39 weeks; fiscal year ended March 31, 2012 consisted of 53 weeks and all other years presented consisted of 52 weeks. The unaudited 40 week period ended January 5, 2013 is included in the table below for comparison purposes to the 39 week transition period ended December 28, 2013.

			Year Ended
(In thousands, except per share data)	December 28, 2013 (A)	January 5, 2013 (unaudited)	March 30, 2013	March 31, 2012	March 26, 2011	March 27, 2010
	39 weeks	40 weeks	52 weeks	53 weeks	52 weeks	52 weeks
Statements of Earnings Data:
Net sales	2,597,230	$2,015,351	$2,608,160	$2,634,226	$2,533,064	$2,551,956
Cost of sales	2,110,350	1,602,450	2,062,616	2,078,116	1,976,549	1,993,306

Gross profit	486,880	412,901	545,544	556,110	556,515	558,650
Selling, general and administrative expenses	433,450	370,337	482,987	489,650	488,017	493,832
Merger transaction and integration expenses	20,993	—	—	—	—	—
Restructuring, asset impairment and other (B)	15,644	356	1,589	(23)	532	6,154

Operating earnings	16,793	42,208	60,968	66,483	67,966	58,664
Interest expense	9,219	10,420	13,410	15,037	15,104	16,394
Debt extinguishment	5,527	2,285	5,047	—	—	—
Other, net	(23)	(752)	(756)	(110)	(97)	(138)

Earnings before income taxes and discontinued operations	2,070	30,255	43,267	51,556	52,959	42,408
Income taxes	841	10,352	15,425	19,686	20,420	16,475

Earnings from continuing operations	1,229	19,903	27,842	31,870	32,539	25,933
Loss from discontinued operations, net of taxes (C)	(488)	(195)	(432)	(112)	(232)	(375)

Net earnings	$741	$19,708	$27,410	$31,758	$32,307	$25,558

Basic earnings from continuing operations per share	$0.05	$0.91	$1.28	$1.40	$1.44	$1.16
Diluted earnings from continuing operations per share	0.05	0.91	1.27	1.39	1.43	1.15
Basic earnings per share	0.03	0.90	1.26	1.39	1.43	1.14
Diluted earnings per share	0.03	0.90	1.25	1.39	1.42	1.14
Cash dividends declared per share	0.27	0.24	0.32	0.26	0.20	0.20

Balance Sheet Data:
Total assets	$1,998,674	$794,561	$789,667	$763,473	$751,396	$753,481
Property and equipment, net	651,477	272,368	272,126	256,776	241,448	247,961
Working capital	389,770	35,916	13,179	24,684	47,300	15,739
Long-term debt and capital lease obligations	597,563	166,843	145,876	133,565	170,711	181,066
Shareholders’ equity	706,873	329,343	335,655	323,608	305,505	273,905

(A)	See Note 2 to Consolidated Financial Statements regarding the merger with Nash-Finch Company.
(B)	See Note 4 to Consolidated Financial Statements.
(C)	See Note 16 to Consolidated Financial Statements.

Historical data is not necessarily indicative of SpartanNash’s future results of operations or financial condition. See discussion of “Risk Factors” in Part I, Item 1A of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, and the Consolidated Financial Statements and notes thereto in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

SpartanNash is a Fortune 500 company headquartered in Grand Rapids, Michigan. Our business consists of three primary operating segments: Military, Food Distribution and Retail. We are a leading regional grocery distributor and grocery retailer, operating principally in the Midwest and the largest distributor of food to military commissaries and exchanges.

On November 19, 2013, Spartan Stores, Inc. merged with Nash-Finch Company. Under the terms of the merger agreement, each share of Nash-Finch common stock was converted into 1.2 shares of Spartan Stores common stock. The results of operations of Nash-Finch are included in the accompanying consolidated financial statements from the date of merger. Following the merger, Nash-Finch Company is a wholly-owned subsidiary of SpartanNash.

Our Military segment contracts with manufacturers to distribute a wide variety of grocery products to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Puerto Rico, Cuba, the Azores, Egypt and Bahrain. We have over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges. We are the largest distributor, by revenue, delivering to military commissaries.

Our Food Distribution segment provides a wide variety of nationally branded and private label grocery products and perishable food products including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care from 13 distribution centers to approximately 1,900 independent retail locations and corporate-owned retail stores located in 24 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States.

Our Retail segment operates 172 supermarkets in the Midwest which operate primarily under the banners of Family Fare Supermarkets, No Frills, Bag ‘N Save, Family Fresh Markets, D&W Fresh Markets, Sun Mart and Econofoods. Our retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. We offer pharmacy services in 90 of our supermarkets and we operate 34 fuel centers. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

Historically, our fiscal year end was the last Saturday in March. Our fiscal year end was changed to the Saturday closest to the end of December beginning with the transition year ended December 28, 2013. The transition fiscal year ended December, 28 2013 consisted of 39 weeks; therefore, the third and final quarter of the transition year consisted of 15 weeks rather than 16 weeks. Fiscal year ended March 31, 2012 consisted of 53 weeks; therefore, the fourth quarter of fiscal 2012 consisted of 13 weeks rather than 12 weeks. Under our December fiscal year format, all quarters are 12 weeks, except for our first quarter, which is 16 weeks and will generally include the Easter holiday. Our fourth quarter includes the Thanksgiving and Christmas holidays. Under the March fiscal year format, all quarters consisted of 12 weeks except for the third quarter which consisted of 16 weeks and included the Thanksgiving and Christmas holiday.

In certain markets, our sales and operating performance vary with seasonality. Many stores are dependent on tourism and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. In our Michigan market, under our new fiscal year format, our first and second quarters are typically our lowest sales quarters. Therefore, operating results are generally lower during these two quarters.

SpartanNash has established key management priorities that focus on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Food Distribution, Military and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:

Military:

•	Leverage the size and scale of the existing distribution and retail segments to attract additional customers.

•	Continue to partner with Coastal Pacific Food Distributors to leverage the advantage of a worldwide distribution network.

Food Distribution:

•	Leverage new competitive position, scale and financial flexibility to further consolidate the distribution channel.

•

Leverage retail competency and the capabilities of the combined distribution platform to increase business within the existing account base and potentially add new distribution categories and take advantage of current competitive market dynamics to supply new customers.

•	Continue to focus on increasing private brand penetration and overall customer purchase concentration.

Retail:

•	Evaluate banners to maintain a portfolio of customer-relevant offerings for the entire market continuum.

•	Continue to drive a lean and efficient operating cost structure to remain competitive.

•	Rationalize store base to maximize capital efficiency and enhance profitability.

•	Strategically deploy capital to modernize the store base

•	Pursue opportunistic roll-ups of existing distribution customers and/or other retailers.

•	Drive value by expanding consumer relationships with pharmacy, fuel and other promotional offerings.

We continued the execution of our capital investment program in the 39 week period ended December 28, 2013 by opening one new ValuLand store, completing one major remodel, refreshing and converting 12 stores to the Family Fare banner and acquiring two stores in Dickinson, North Dakota. We also closed seven underperforming stores. In addition, we installed six Automated Guided Vehicles (AGVs) in our Grand Rapids, Michigan grocery warehouse distribution center.

We are making progress in our work to integrate our retail, food distribution and military distribution businesses. We continue to expect synergies of approximately $20 million, $35 million and $52 million in fiscal years 2014, 2015 and 2016, respectively, and integration and transaction closing related costs of approximately $12 million, $5 million and $2 million in fiscal years 2014, 2015 and 2016, respectively. We also expect additional depreciation, amortization and stock compensation expense resulting from the step-up in basis of the Nash-Finch assets and amendments to our stock compensation plan to approximate $10 million annually.

Our outlook for fiscal 2014 is cautiously optimistic as the economy continues to show modest improvement; however, we expect that the lack of inflation, curtailment of Supplemental Nutrition Assistance Program (“SNAP”) benefits and the cycling of very favorable LIFO, insurance and employee benefit expenses in the prior year first quarter and a more challenging competitive retail environment will create a negative headwind on our results. We expect to implement a capital plan that will allow us to create positive momentum for the merged organization to address these headwinds. During fiscal 2014, we plan to complete a total of five minor remodels and ten major remodels, 16 store rebanners, two fuel centers, as well as begin construction on two new stores in new markets with attractive growth profiles. In addition, we will complete a major expansion of a military distribution center, which should increase our geographic reach and further improve our operational efficiencies. We will also continue to evaluate our store base and may close up to ten stores over the course of fiscal 2014.

For the 16 week first quarter of fiscal 2014, we anticipate that consolidated net sales will increase to between to $2.30 billion and $2.34 billion as we continue to benefit from the merger with Nash-Finch, partially offset by the impact of store closures. We anticipate comparable store sales in our legacy retail segment to be positive for the third consecutive quarter.

We expect first quarter of fiscal 2014 adjusted EBITDA will be in the range of $62.5 million to $66.5 million and adjusted earnings per diluted share from continuing operations will be in the range of $0.33 to $0.38, based on approximately 37.7 million shares outstanding. This guidance includes approximately $3.8 million in after-tax merger synergy benefits and $2.8 million in after-tax incremental depreciation, amortization and stock compensation expense related to the step-up in basis of the Nash-Finch assets and amendments to the our stock compensation plan and excludes approximately $3.4 million in after-tax integration expenses, $1.3 million in after-tax restructuring charges associated with store closures and the closure of the Cincinnati, Ohio distribution center.

For the 53 week fiscal year ending January 3, 2015, we anticipate that consolidated net sales will increase to between $7.90 billion and $8.04 billion, adjusted EBITDA will be in the range of $230.0 million to $239.0 million and earnings per share from continuing operations will be approximately $1.65 to $1.75, excluding integration costs of approximately $7.4 million after-tax and any other one-time expenses. These results would be accretive to the trailing 13 period earnings of Spartan Stores Inc. excluding the impacts of the merger. We expect that reported retail comparable store sales will be positive for the year . However, total sales will be negatively impacted by approximately $50.0 million resulting from the store closures occurring in the third quarter of the 39 week period ended December 28, 2013. Capital expenditures for fiscal year 2014 are expected to be in the range of $77 million to $82 million, with depreciation and amortization in the range of $89 million to $93 million and total interest expense in the range of $26 million to $28 million.

The matters discussed in this Item 7 include forward-looking statements. See “Forward-Looking Statements” at the beginning and “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales							Percentage Change
	December 28, 2013		January 5, 2013	March 30, 2013		March 31, 2012		1/5/13 to 12/28/13	3/31/12 to 3/30/13
Net sales	100.0		100.0	100.0		100.0		28.9	(1.0)
Gross profit	18.7		20.5	20.9		21.1		17.9	(1.9)
Selling, general and administrative expenses	17.5		18.4	18.5		18.6		22.7	(1.4)
Restructuring, asset impairment and other	0.6		0.0	0.1		0.0		**	**

Operating earnings	0.6		2.1	2.3		2.5		(60.2)	(8.3)
Other income and expenses	0.5	*	0.6	0.6	*	0.5	*	23.2	18.6

Earnings before income taxes and discontinued operations	0.1		1.5	1.7		2.0		(93.2)	(16.1)
Income taxes	0.1	*	0.5	0.6		0.8	*	(91.9)	(21.6)

Earnings from continuing operations	0.0		1.0	1.1		1.2		(93.8)	(12.6)
Loss from discontinued operations, net of taxes	(0.0)		(0.0)	(0.0)		(0.0)		**	**

Net earnings	0.0		1.0	1.1		1.2		(96.2)	(13.7)

*	Difference due to rounding
**	Percentage change is not meaningful

Adjusted Operating Earnings

Adjusted operating earnings is a non-GAAP operating financial measure that the Company defines as operating earnings plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

The Company believes that adjusted operating earnings provide a meaningful representation of its operating performance for the Company. The Company considers adjusted operating earnings as an additional way to measure operating performance on an ongoing basis. Adjusted operating earnings is meant to reflect the ongoing operating performance of all of its distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted operating earnings is a performance measure that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in adjusted operating earnings format.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012. For comparison purposes we have also provided a reconciliation of operating earnings from continuing operations to adjusted operating earnings from continuing operations for the 40 weeks ended January 5, 2013.

	Period Ended		Year Ended
(Unaudited) (In thousands)	December 28, 2013 (39 weeks)	January 5, 2013 (40 weeks)	March 30, 2013 (52 weeks)	March 31, 2012 (53 weeks)
Operating earnings	$16,793	$42,208	$60,968	$66,483
Add:
Asset impairment and restructuring charges	15,644	356	1,589	—
Expenses related to merger transaction and integration	20,993	—	—	—
Non-recurring professional fees	—	—	—	1,194
Pension settlement accounting	621	—	—	—
Acquisition related professional fees	—	396	396	—
Stock compensation modifications	4,174	—
Professional fees related to tax planning	—	108	108	—
Gain on sale of assets	(1,038)	—	—	(545)
40th week of period ended January 5, 2013	—	(756)	—	—
53rd week	—	—	—	(2,429)

Adjusted operating earnings	$57,187	$42,312	$63,061	$64,703

Reconciliation of operating earnings to adjusted operating earnings by segment:
Military:
Operating earnings	$3,202	$—	$—	$—
Add:	—	—	—	—

Adjusted operating earnings	$3,202	$—	$—	$—

Food Distribution:
Operating earnings	$9,266	$28,164	$45,630	$44,292
Add:
Asset impairment and restructuring charges	599
Expenses related to merger transaction and integration	20,993	—	—	—
Pension settlement accounting	473	—	—	—
Non-recurring professional fees	—	—	—	1,194
Stock compensation modifications	3,961	—	—	—
Professional fees related to tax planning	—	108	108	—
40th week of period ended January 5, 2013	—	(463)	—	—
53rd week	—	—	—	(932)

Adjusted operating earnings	$35,292	$27,809	$45,738	$44,554

Retail:
Operating earnings	$4,325	$14,044	$15,338	$22,191
Add:
Asset impairment and restructuring charges	15,045	356	1,589	—
Pension settlement accounting	148	—	—	—
Acquisition related professional fees	—	396	396	—
Stock compensation modifications	213	—	—	—
Gain on sale of assets	(1,038)	—	—	(545)
40th week of period ended January 5, 2013	—	(293)	—	—
53rd week	—	—	—	(1,497)

Adjusted operating earnings	$18,693	$14,503	$17,323	$20,149

Adjusted earnings from Continuing Operations

Adjusted earnings from continuing operations is a non-GAAP operating financial measure that we define as earnings from continuing operations plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

We believe that adjusted earnings from continuing operations provide a meaningful representation of our operating performance for the Company. We consider adjusted earnings from continuing operations as an additional way to measure operating performance on an ongoing basis. Adjusted earnings from continuing operations is meant to reflect the ongoing operating performance of all of our distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. We believe that adjusted earnings from continuing operations provides useful information for our investors because it is a performance measure that management uses to allocate resources, assess performance against its peers and evaluate overall performance. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with us request our operating financial results in adjusted earnings from continuing operations format.

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012. For comparison purposes we have also provided a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 40 weeks ended January 5, 2013.

	Period Ended
	December 28, 2013 (39 weeks)		January 5, 2013 (40 weeks)
(Unaudited) (In thousands, except per share data)	Earnings from continuing operations	Earnings from continuing operations per diluted share	Earnings from continuing operations	Earnings from continuing operations per diluted share
Earnings from continuing operations	$1,229	$0.05	$19,903	$0.91
Adjustments, net of taxes:
Asset impairment and restructuring charges	9,702	0.40	225	0.01
Expenses related to merger transaction and integration	15,179	0.63	—	—
Pension settlement accounting	385	0.02	—	—
Acquisition related professional fees	—	—	250	0.01
Stock compensation modifications	2,589	0.11	—	—
Gain on sale of assets	(644)	(0.03)	(422)	(0.02)
Debt extinguishment	3,428	0.14	1,443	0.07
Tax benefit related to change in state deferred tax rate	(2,418)	(0.10)	—	—
Unrecognized tax liability	595	0.02	—	—
Favorable settlement of unrecognized tax liability	(244)	(0.01)	—	—
Impact of state tax law changes	—	—	(623)	(0.03)
Impact of 40th week of period ended January 5, 2013	—	—	(309)	(0.01)

Adjusted earnings from continuing operations	$29,801	$1.23	$20,467	$0.94

	Year Ended
	March 30, 2013 (52 weeks)		March 31, 2012 (53 weeks)
(In thousands, except per share data)	Earnings from continuing operations	Earnings from continuing operations per diluted share	Earnings from continuing operations	Earnings from continuing operations per diluted share
Earnings from continuing operations	$27,842	$1.27	$31,870	$1.39
Adjustments, net of taxes:
Non-recurring professional fees	—	—	750	0.03
Acquisition related professional fees	247	0.01	—	—
Asset impairment and restructuring charges	992	0.05	—	—
Gain on sale of assets	(417)	(0.02)	(342)	(0.01)
Interest rate swap termination	—	—	487	0.02
Debt extinguishment	3,152	0.15 *	—	—
Impact of state tax law changes	(642)	(0.03)	518	0.02
Impact of 53rd week	—	—	(1,380)	(0.06)

Adjusted earnings from continuing operations	$31,174	$1.43	$31,903	$1.39

*	Difference due to rounding

Adjusted EBITDA

Consolidated adjusted EBITDA is a non-GAAP operating financial measure that we define as net earnings from continuing operations plus depreciation and amortization, and other non-cash items including imputed interest, deferred (stock) compensation, the LIFO provision, as well as adjustments for unusual items that do not reflect the ongoing operating activities of SpartanNash and costs associated with the closing of operational locations, interest expense and the provision for income taxes to the extent deducted in the computation of net earnings.

We believe that adjusted EBITDA provides a meaningful representation of our operating performance for SpartanNash as a whole and for our operating segments. We consider adjusted EBITDA as an additional way to measure operating performance on an ongoing basis. Adjusted EBITDA is meant to reflect the ongoing operating performance of all of our distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted EBITDA and adjusted EBITDA by segment are performance measures that management uses to allocate resources, assess performance against its peers, and evaluate overall performance, we believe it provides useful information for our investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with us request our operating financial results in adjusted EBITDA format.

Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. Our definition of adjusted EBITDA may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of net earnings to adjusted EBITDA for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012. For comparison purposes we have also provided a reconciliation of net earnings to adjusted EBITDA for the 40 weeks ended January 5, 2013.

	Period Ended		Year Ended
(Unaudited) (In thousands)	December 28, 2013 (39 weeks)	January 5, 2013 (40 weeks)	March 30, 2013 (52 weeks)	March 31, 2012 (53 weeks)
Net earnings	$741	$19,708	$27,410	$31,758
Add:
Discontinued operations	488	195	432	112
Income taxes	841	10,352	15,425	19,686
Interest expense	9,219	10,420	13,410	15,037
Debt extinguishment	5,527	2,285	5,047	—
Non-operating income	(23)	(752)	(756)	(110)

Operating earnings	16,793	42,208	60,968	66,483
Add:
LIFO expense	928	984	335	1,401
Depreciation and amortization	37,082	29,499	39,081	36,794
Restructuring and asset impairment charges	15,644	356	1,589	(23)
Expenses related to merger transaction and Integration	20,993	—	—	—
Pension settlement accounting	621	—	—	—
Non-recurring professional fees	—		—	1,194
Acquisition related professional fees	—	396	396	—
Non-cash stock compensation and other	5,242	3,249	3,964	3,825
40th week of period ended January 5, 2013	—	(767)	—	—
53rd week	—	—	—	(2,429)

Adjusted EBITDA	$97,303	$75,925	$106,333	$107,245

Reconciliation of operating earnings to adjusted EBITDA by segment:
Military:
Operating earnings	$3,202	$—	$—	$—
Add:
Depreciation and amortization	1,371	—	—	—
Non-cash stock compensation and other	(6)	—	—	—

Adjusted EBITDA	$4,567	—	—	—

Food Distribution:
Operating earnings	$9,266	$28,164	$45,630	$44,292
Add:
LIFO expense (income)	289	(80)	(601)	(463)
Depreciation and amortization	9,547	6,597	8,712	8,444
Restructuring and asset impairment charges	599	—	—	(37)
Expenses related to merger transaction and Integration	20,993	—	—	—
Pension settlement accounting	473	—	—	—
Non-recurring professional fees	—	—	—	1,194
Non-cash stock compensation and other	4,913	1,235	1,430	2,284
40th week of period ended January 5, 2013	—	(439)	—	—
53rd week	—	—	—	(932)

Adjusted EBITDA	$46,080	$35,477	$55,171	$54,782

Retail:
Operating earnings	$4,325	$14,044	$15,338	$22,191
Add:
LIFO expense	639	1,064	936	1,864
Depreciation and amortization	26,164	22,902	30,369	28,350
Restructuring and asset impairment charges	15,045	356	1,589	14
Pension settlement accounting	148	—	—	—
Acquisition related professional fees	—	396	396	—
Non-cash stock compensation and other	335	2,014	2,534	1,541
40th week of period ended January 5, 2013	—	(328)	—	—
53rd week	—	—	—	(1,497)

Adjusted EBITDA	$46,656	$40,448	$51,162	$52,463

Results of Continuing Operations for the 39 Week Period Ended December 28, 2013 Compared to the Unaudited 40 Week Period Ended January 5, 2013

Net Sales. Net sales for the 39 week period ended December 28, 2013 increased $581.9 million, or 28.9%, from $2,015.4 million in the 40 week period ended January 5, 2013, to $2,597.2 million. The sales increase was primarily driven by the merger with Nash-Finch Company which added $563.2 million and incremental sales related to new retail stores and new Food Distribution customers, partially offset by the additional week in the prior year period which accounted for $46.1 million of sales.

Net sales in our Military segment were $248.6 million from the date of the merger with Nash-Finch Company to December 28, 2013.

Net sales on a 39 week basis in our Food Distribution segment, after intercompany eliminations, increased $250.9 million, or 29.7%, from $844.8 million to $1,095.8 million primarily due to additional sales of $224.6 million resulting from the merger and new business sales. Food Distribution segment net sales for 40 weeks ended January 5, 2013 as reported were $863.7 million.

Net sales on a 39 week basis in our Retail segment increased $128.4 million, or 11.4%, from $1,124.4 million to $1,252.8 million. The sales increase was primarily due to sales of $90.0 million resulting from the merger, sales from new and acquired stores, increased fuel center sales resulting from new fuel centers (including one acquired fuel center) partially offset by lower fuel sales prices, closed stores and a decrease in supermarket comparable store sales of $5.7 million. Retail segment net sales for 40 weeks ended January 5, 2013 as reported were $1,151.6 million.

Total retail comparable store sales, excluding fuel centers, on a 39 week basis decreased approximately 0.6 percent in the 39 week period ended December 28, 2013. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

Gross profit increased by $74.0 million, or 17.9%, from $412.9 million to $486.9 million. Excluding the 40th week from the period ended January 5, 2013, and excluding the gross profit resulting from the Nash-Finch merger in the 39 week period ended December 28, 2013 of $68.9 million, gross profit increased $14.6 million, or 3.6%. As a percent of net sales, gross profit decreased from 20.5% to 18.7%. The gross profit rate decrease was principally driven by sales mix due to the merger with Nash-Finch.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses, including the merger transaction and integration expenses, increased $92.9 million, or 25.7%, from $361.5 million to $454.4 million, and were 17.5% of net sales compared to 19.3% last year, when excluding the 40th week from the prior year period. The net increase in SG&A on a 39 week basis was due primarily to $58.2 million in expenses related to the Nash Finch operations, $21.0 million in expenses related to the merger and integration efforts, higher incentive compensation expense of $4.5 million, incremental expense of $4.2 million resulting from modifications to stock compensation awards and $0.6 million resulting from pension settlement accounting. SG&A expenses for 40 weeks ended January 5, 2013 as reported were $370.4 million and were 18.4% of net sales.

Restructuring and Asset Impairment. The 39 week period ended December 28, 2013 included asset impairment charges of $9.7 million related to underperforming retail stores and market deterioration in property held for future development, $4.9 million in restructuring charges related to the closure of six retail stores and $1.1 million in severance costs related to store closings and the closing of a distribution center. The 40 week period ended January 5, 2013 consisted of an asset impairment charge of $0.4 million related to an underperforming retail store.

Interest Expense. Interest expense decreased $1.2 million, or 11.5%, from $10.4 million in the 40 week period ended January 5, 2013 to $9.2 million in the 39 week period ended December 28, 2013. As a percent of net sales, interest expense decreased from 0.5% to 0.4%. The decrease in interest expense was due primarily to the exchange and redemption of the Convertible Senior Notes in the fiscal year ended March 30, 2013.

Debt Extinguishment – Debt extinguishment charges of $5.5 million were incurred in the 39 week period ended December 28, 2013 in connection with amending and restating our senior secured revolving credit facility and repaying certain other debt instruments. In the 40 week period ended January 5, 2013, debt extinguishment charges of $2.3 million were incurred in connection with the private exchange of $40.3 million and redemption of $57.4 million of Convertible Senior Notes.

Income Taxes. The effective income tax rates were 40.6% and 34.2% for the 39 week period ended December 28, 2013 and the 40 week period ended January 5, 2013, respectively. The difference from the statutory Federal rate in the period ended December 28, 2013 is due to non-deductible merger related expenses and changes in unrecognized tax liabilities, partially offset by a reduction in the state deferred tax rate. The prior year period ended January 5, 2013 differs from the Federal statutory rate due to state income taxes which included a $0.7 million net after-tax benefit due to changes in state tax laws.

Results of Continuing Operations for the Fiscal Year Ended March 30, 2013 Compared to the Fiscal Year Ended March 31, 2012

Net Sales. Net sales for the 52 week fiscal year ended March 30, 2013 decreased $26.1 million, or 1.0%, from $2,634.2 million in the 53 week fiscal year ended March 31, 2012, to $2,608.2 million. The sales decrease was primarily driven by the 53rd week in the fiscal year ended March 31, 2012 which accounted for $49.8 million, partially offset by increases in both the Food Distribution and Retail segments.

Net sales on a 52 week basis in our Food Distribution segment, after intercompany eliminations, increased $5.1 million, or 0.5%, from $1,115.6 million to $1,120.7 million primarily due to new business sales. Food Distribution segment net sales for fiscal year ended March 31, 2012 as reported for 53 weeks were $1,138.7 million.

Net sales on a 52 week basis in our Retail segment increased $18.7 million, or 1.3%, from $1,468.8 million to $1,487.5 million. The sales increase was primarily due to the acquisition of one supermarket late in the third quarter of the fiscal year ended March 30, 2013, increased fuel center sales of $11.3 million driven by higher retail fuel prices and an increase in volume and incremental sales from new fuel centers (including one acquired fuel center) of $2.4 million, partially offset by a decrease in supermarket comparable store sales of $6.6 million. Retail segment net sales for fiscal 2012 as reported for 53 weeks were $1,495.5 million. Total retail comparable store sales, excluding fuel centers, on a 52 week basis decreased approximately 0.5 percent in the fiscal year ended March 30, 2013 principally due to lower levels of inflation and the significant impact of the conversion from branded to generic drugs in our pharmacy operations. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

Gross profit decreased by $10.6 million, or 1.9%, from $556.1 million for the fiscal year ended March 31, 2012 to $545.5 million for the fiscal year ended March 30, 2013. Excluding the 53rd week from the fiscal year ended March 31, 2012, gross profit decreased $1.1 million, or 0.2%, and as a percent of net sales, gross profit decreased from 21.1% to 20.9%. The gross margin rate decrease was principally due to reduced inflation-driven inventory gains at the Food Distribution segment, the prize-freeze campaign at the Retail segment, and a slightly higher mix of lower-margin fuel sales.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses increased $0.4 million, or 0.1%, from $482.6 million to $483.0 million, and were 18.5% of net sales compared to 18.3% last year, when excluding the 53rd week from the fiscal year ended March 31, 2012. The net increase in SG&A on a 52 week basis is due primarily to an increase in health care and occupancy costs, partially offset by a decrease in incentive compensation expense and unusual professional fees incurred in the fiscal year ended March 31, 2012.

Restructuring, Asset Impairment and Other. Asset impairment charges of $1.6 million in the fiscal year ended March 30, 2013 were a result of the economic and competitive impacts on the financial performance of certain retail stores.

Interest Expense. Interest expense decreased $1.6 million, or 10.8%, from $15.0 million to $13.4 million. As a percent of net sales, interest expense decreased from 0.6% to 0.5%. The decrease in interest expense was due primarily to a $0.8 million charge for terminating the interest rate swap agreement in the fiscal year ended March 31, 2012 and lower average outstanding borrowings.

Debt Extinguishment—Debt extinguishment charges of $5.0 million were incurred in the fiscal year ended March 30, 2013 in connection with the private exchange of $40.3 million and redemption of $57.4 million of Convertible Senior Notes.

Income Taxes. The effective income tax rates were 35.7% and 38.2% for the fiscal year ended March 30, 2013 and the fiscal year ended March 31, 2012, respectively. The difference from the statutory Federal rate is primarily the result of state taxes and changes to the state of Michigan tax laws in the fiscal year ended March 31, 2012. The first quarter of fiscal year ended March 30, 2013 includes a $0.7 million net after-tax benefit and the first quarter of the fiscal year ended March 31, 2012 includes a net after-tax charge of $0.5 million due to these changes. Excluding these items the effective income tax rates were 37.3% and 37.2% for the fiscal year ended March 30, 2013 and the fiscal year ended March 31, 2012, respectively.

Discontinued Operations

Certain of our retail and food distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation and contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We have discussed the development, selection and disclosure of these policies with the Audit Committee of the Board of Directors.

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements. We consider the following accounting policies to represent the more critical estimates and assumptions used in the preparation of our consolidated financial statements:

Inventories

Inventories are valued at the lower of cost or market, the majority of which use the last-in, first-out (“LIFO”) method. The remaining inventories are valued on the first-in, first-out (“FIFO”) method. If replacement cost had been used, inventories would have been $45.1 million and $44.1 million higher at December 28, 2013 and March 30, 2013, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012 by $0.1 million, $1.0 million and $3.0 million, respectively. SpartanNash accounts for its Military and Food Distribution inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

Vendor Funds, Allowances and Credits

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

Customer Exposure and Credit Risk

Allowance for Doubtful Accounts – Methodology. We evaluate the collectability of our accounts and notes receivable based on a combination of factors. In most circumstances when we become aware of factors that may indicate a deterioration in a specific customer’s ability to meet its financial obligations to us (e.g., reductions of product purchases, deteriorating store conditions, changes in payment patterns), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In determining the adequacy of the reserves, we analyze factors such as the value of any collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectability based on information considered and further deterioration of accounts. If circumstances change (i.e., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures), our estimates of the recoverability of amounts due us could be reduced by a material amount, including to zero.

As of December 28, 2013, we have recorded an allowance for doubtful accounts reserve for our accounts and notes receivables of $2.0 million as compared to $1.2 million as of March 30, 2013. During the 39 week period ended December 28, 2013, we increased our allowance for doubtful account reserves by $1.1 million in addition to experiencing write-offs of $0.3 million.

Guarantees of Debt and Lease Obligations of Others. We have guaranteed the debt and lease obligations of certain Food Distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($1.0 million and $0 as of December 28, 2013 and March 30, 2013), which would be due in accordance with the underlying agreements. The increase in outstanding obligations during the 39 week period ended December 28, 2013 is due to the merger with Nash-Finch Company.

We have entered into loan and lease guarantees on behalf of certain Food Distribution customers that are accounted for under ASC Topic 460. ASC Topic 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $1.0 million, which is referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. As required by ASC Topic 460, a liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements.

We have also assigned various leases to certain Food Distribution customers and other third parties. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases, net of reserves, to be approximately $7.9 million as of December 28, 2013 as compared to $0 million as of March 30, 2013. In circumstances when we become aware of factors that indicate deterioration in a customer’s ability to meet its financial obligations guaranteed or assigned by us, we record a specific reserve in the amount we reasonably believe we will be obligated to pay on the customer’s behalf, net of any anticipated recoveries from the customer. In determining the adequacy of these reserves, we analyze factors such as those described above in “Allowance for Doubtful Accounts – Methodology” and “Lease Commitments.” It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts, with the potential for a corresponding adverse effect on operating results and cash flows. Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of our debt, but could restrict resources available for general business initiatives. Refer to Part II, Item 8 of this report under Note 14 in the Notes to Consolidated Financial Statements for more information regarding customer exposure and credit risk.

Goodwill

At the time of our annual goodwill impairment testing, we maintained two reporting units for purposes of our goodwill impairment testing, which were the same as our reporting segments at that time. Goodwill is reviewed for impairment on an annual basis (during the last quarter of the fiscal year), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair values are determined based on the discounted cash flows and comparable market values of each reporting segment. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of each reporting unit to our total market capitalization. Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. When testing goodwill for impairment, our retail stores represent components of our Retail operating segment. Stores have been aggregated and deemed a single reporting unit as they have similar economic characteristics.

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on the perspective of a market participant, historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated three-year forecasts for sales and operating profits, including capital expenditures and a 2.5% and 3.0% long-term assumed growth rate of cash flows for periods after the three-year forecast for the Food Distribution and Retail segments, respectively. The future estimated cash flows were discounted using a rate of 11.1% and 10.5% for the Food Distribution and Retail segments, respectively. We generally develop these forecasts based on recent sales data for existing operations and other factors. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes. Based on our annual review during the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, no goodwill impairment charge was required to be recorded. No goodwill impairment charge would be required even if the estimate of future discounted cash flow was 5% lower. Furthermore, no goodwill impairment charge would be required if the discount rate was increased 0.50%. If our stock price experiences a significant and sustained decline, or other events or changes in circumstances occur, such as operating results not meeting our estimates, indicating that impairment may have occurred, we would re-evaluate our goodwill for impairment.

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012 asset impairments for long-lived assets totaled $9.7 million, $1.7 million and $0.2 million, respectively.

Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less cost to sell. Management determines fair values using independent appraisals, quotes or expected sales prices developed by internal real estate professionals. Estimates of expected sales prices are judgments based upon our experience, knowledge of market conditions and current offers received. Changes in market conditions, the economic environment and other factors can significantly impact these estimates. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome. If the current estimate of future discounted cash flows was 10% lower an additional impairment charge $0.1 million would be required.

Exit Costs

We record exit costs for closed sites that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the market in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the market in which the property is located, the results of previous efforts to sublease similar property and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. For any closed site reserves recorded as part of purchase accounting prior to the adoption of Accounting Standards Codification Topic 805, adjustments that decrease the liability are generally recorded as a reduction of goodwill. At December 28, 2013 exit cost liabilities for distribution center and store lease and ancillary costs totaling $20.1 million are recorded net of approximately $0.6 million of existing sublease rentals. Based upon the current economic environment we do not believe that we will be able to obtain any additional sublease rentals. A 10% increase/decrease in future estimated ancillary costs would result in a $1.3 million increase/decrease in the restructuring charge liability.

Insurance Reserves

We are primarily self-insured for costs related to workers’ compensation, general and automobile liability and health insurance. We record our self-insurance liabilities based on reported claims experience and an estimate of claims incurred but not yet reported. Workers’ compensation and general liability are actuarially determined on an undiscounted basis. We have purchased stop-loss coverage to limit our exposure on a per claim basis. On a per claim basis, our exposure is up to $0.6 million for workers’ compensation, $0.5 million for general liability, up to $0.5 million for automobile liability and $0.4 million for health care per associate per year.

Any projection of losses concerning workers’ compensation, general and automobile liability and health insurance is subject to a considerable degree of variability. Among the causes of variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, changing regulations, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. The impact of many of these variables is difficult to estimate.

Pension

Accounting for defined benefit pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The significant factors affecting our pension costs are the fair values of plan assets and the selections of management’s key assumptions, including the expected return on plan assets and the discount rate used by our actuary to calculate our liability. We consider current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. Our discount rate is based on current investment yields on high quality fixed-income investments and projected cash flow obligations. The discount rates used to determine pension income/expense for the 39 week period ended December 28, 2013 were 3.90% to 4.60%. Expected return on plan assets is based on projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target allocation mix is designed to meet our long-term pension requirements. For the 39 week period ended December 28, 2013, our assumed rate of return was 5.70% the Super Foods Plan assumed in the merger with Nash-Finch Company and 6.55% for our cash balance pension plan. Over the ten-year period ended December 28, 2013 the average actual return was approximately 9.5% for our cash balance pension plan. While we believe the assumptions selected are reasonable, significant differences in our actual experience, plan amendments or significant changes in the fair value of our plan assets may materially affect our pension obligations and our future expense. A 75 basis point increase/decrease in the expected return on plan assets would have decreased/increased pension income by approximately $0.4 million in the 39 week period ended December 28, 2013.

As of December 28, 2013, our defined benefit plans were in a total funded status of $2.6 million and as of March 30, 2013 they were in a total funded status of $3.5 million. The decrease in the funded status during the 39 week period ended December 28, 2013 is a result of the unfunded status of the pension plan assumed in the merger with Nash-Finch Company, partially offset market appreciation of plan assets. Plan assets increased by $41.4 million due to plan assets of $38.1 million in the pension plan assumed in the merger and return on plan assets of $7.3 million, offset by benefit payments of $4.2 million. Pension expense was $0.2 million in the 39 week period ended December 28, 2013, including settlement expense of $0.6 million, and pension income was $0.5 million in the fiscal year ended March 30, 2013.

Income Taxes

SpartanNash is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of income credits and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect our effective income tax rate and cash flows in future years. We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which it expects the differences to reverse. Note 12 to the consolidated financial statements set forth in Item 8 of this report provides additional information on income taxes.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012:

(In thousands)	December 28, 2013 (39 weeks)	January 5, 2013 (40 weeks)	March 30, 2013 (52 weeks)	March 31, 2012 (53 weeks)
		(unaudited)
Net cash provided by operating activities	$64,761	$27,296	$59,341	$93,734
Net cash used in investing activities	(57,170)	(44,873)	(53,056)	(43,800)
Net cash (used in) provided by financing activities	(4,051)	412	(26,213)	(67,206)
Net cash used in discontinued operations	(421)	(351)	(451)	(76)

Net increase (decrease) in cash and cash equivalents	3,119	(17,516)	(20,379)	(17,348)
Cash and cash equivalents at beginning of year	6,097	26,476	26,476	43,824

Cash and cash equivalents at end of year	$9,216	$8,960	$6,097	$26,476

Net cash provided by operating activities increased during the 39 week period ended December 28, 2013 over the comparable 40 week period ended January 5, 2013 by approximately $37.5 million. This increase was due primarily to the timing of working capital requirements.

During the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, we paid $14.0 million, $10.2 million and $0.2 million, respectively, in income tax payments.

Net cash used in investing activities increased $12.3 million in the 39 week period ended December 28, 2013 compared to the 40 week period ended January 5, 2013 primarily due to capital expenditures which increased $3.3 million and an increase in cash used for acquisitions of $6.9 million. Military, Food Distribution and Retail segments utilized 6.0%, 37.3% and 56.7% of capital expenditures, respectively. Expenditures in the 39 week period ended December 28, 2013 were primarily related to three major store remodels, one new Valu Land store, the implementation of AGV’s in our grocery distribution warehouse, a distribution center expansion, land for future store development and several minor store remodels. We expect capital expenditures to range from $77.0 million to $82.0 million for fiscal 2014.

Net cash used in financing activities includes cash paid and received related to our long-term borrowings, dividends paid, purchase of SpartanNash common stock, financing fees paid, tax benefits of stock compensation and proceeds from the issuance of common stock. The increase in cash used in financing activities in the 39 week period ended December 28, 2013 compared to the comparable 40 week period ended January 5, 2013 was primarily due to a decrease in net proceeds from borrowings of $8.3 million, an increase in financing fees paid of $6.7 million and an increase of dividends paid of $0.7 million, partially offset by a decrease in share repurchases of $11.4 million. The increase in dividends paid was due to a 12.5% increase in dividends from $0.08 per share to $0.09 per share that was approved by the Board of Directors and announced on May 17, 2013. Following the Nash-Finch merger discussed above, SpartanNash will initially pay quarterly dividends of $0.12 per share. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including our future financial condition, anticipated profitability and cash flows and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at December 28, 2013 are $7.3 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations contains the net cash flows of our discontinued operations and consists primarily of insurance run-off claims, facility maintenance, the payment of closed store lease costs and other liabilities partially offset by sublease income.

On November 19, 2013, Spartan Stores entered into a $1 billion Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as administrative agent (“Wells Fargo”), and certain lenders from time to time party thereto. The Credit Agreement was entered into contemporaneously with the closing of the merger with Nash-Finch. The Credit Agreement amends and restates in the entirety each of the previous credit agreements between Wells Fargo (or an affiliate thereof) and Spartan Stores and certain of its subsidiaries and Nash-Finch and certain of its subsidiaries, respectively.

The Credit Agreement has a term of five years, maturing on November 19, 2018, and is a secured credit facility consisting of three tranches. Tranche A is a $900 million secured revolving credit facility; Tranche A-1 is a $40 million secured revolving credit facility; and Tranche A-2 is a $60 million term loan. Borrowings under the Credit Agreement are available for general operating expenses, working capital, merger costs, repayment of certain Nash-Finch indebtedness as of the merger date and other general corporate purposes.

On December 6, 2012, we completed a private exchange and sale of $50.0 million aggregate principal amount of newly issued four year unsecured 6.625% Senior Notes due 2016 (“New Notes”) for $40.3 million aggregate principal amount of our existing Convertible Senior Notes due 2027 and $9.7 million in cash. The New Notes mature on December 15, 2016 and are senior unsecured debt and rank equally in right of payment with our other existing and future senior debt. The New Notes are effectively subordinated to our existing and future secured debt to the extent of the value of the assets securing such debt. Interest on the New Notes accrues at a rate of 6.625% per annum. Interest on the New Notes is payable semiannually on June 15 and December 15 of each year, commencing on June 15, 2013. On March 1, 2013, we redeemed all of the remaining $57.4 million aggregate principal amount of the Convertible Senior Notes. This redemption was funded by borrowings on the senior secured revolving credit facility. The completion of the redemption discharges the Indenture dated as of May 30, 2007 between SpartanNash and the Bank of New York Trust Company, N.A. as Trustee (the “Indenture”) and the Convertible Notes.

Our principal sources of liquidity are cash flows generated from operations and our senior secured credit facility which has maximum available credit of $1.0 billion. As of December 28, 2013, our senior secured revolving credit facility and senior secured term loan had outstanding borrowings of $480.7 million; additional available borrowings under our $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit agreement requires that SpartanNash maintain excess availability of 10% of the borrowing base as such term is defined in the credit agreement. SpartanNash had excess availability after the 10% covenant of $406.9 million at December 28, 2013. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $14.2 million were outstanding as of December 28, 2013. The revolving credit facility matures November 2018, and is secured by substantially all of our assets. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and senior note debt redemption and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

Our current ratio increased to 1.73:1.00 at December 28, 2013 from 1.07:1.00 at March 30, 2013 and our investment in working capital was $389.8 million at December 28, 2013 versus $13.2 million at March 30, 2013. Our debt to total capital ratio increased to 0.46:1.00 at December 28, 2013 versus 0.31:1.00 at March 30, 2013. Each of these measures was materially impacted by our merger with Nash-Finch.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of December 28, 2013 and March 30, 2013.

(In thousands)	December 28, 2013	March 30, 2013
Current maturities of long-term debt and capital lease obligations	$7,345	$4,067
Long-term debt and capital lease obligations	597,563	145,876

Total debt	604,908	149,943
Cash and cash equivalents	(9,216)	(6,097)

Total net long-term debt	$595,692	$143,846

The table below presents our significant contractual obligations as of December 28, 2013 (1):

	Amount Committed By Period
(In thousands)	Total Amount Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$537,537	$1,101	$52,335	$484,057	$44
Estimated interest on long-term debt	59,265	15,407	30,455	13,399	4
Capital leases (3)	67,371	6,244	12,433	13,252	35,442
Interest on capital leases	36,422	4,940	8,831	6,927	15,724
Operating leases (3)	226,079	50,144	74,972	42,801	58,162
Lease and ancillary costs of closed sites, including imputed interest	20,562	6,330	7,444	3,883	2,905
Purchase obligations (merchandise) (4)	27,326	5,930	7,992	6,723	6,681
Unrecognized tax liabilities, including interest	8,672	5,206	2,632	834	—
Self-insurance liability	22,454	13,135	8,678	473	168

Total	$1,005,688	$108,437	$205,772	$572,349	$119,130

(1)	Excludes funding of pension and other postretirement benefit obligations. We expect to make payments of $2.3 million to our defined benefit pension plans in fiscal 2014. Also excludes contributions under various multi-employer pension plans, which totaled $6.8 million in the 39 week period ended December 28, 2013. For additional information, refer to Note 10 to the consolidated financial statements.
(2)	Refer to Note 6 to the consolidated financial statements for additional information regarding long-term debt.
(3)	Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated. In the 39 week period ended December 28, 2013, these charges totaled approximately $7.8 million.
(4)	The amount of purchase obligations shown in the table represents the amount of product we are contractually obligated to purchase. The majority of our purchase obligations involve purchase orders to purchase products for resale made in the ordinary course of business, which are not included in the table above. Our purchase orders are based on our current needs and are fulfilled by our vendors within very short time horizons. These contracts are typically cancelable and therefore no amounts have been included in the table above. The purchase obligations shown in this table also exclude agreements that are cancelable by us without significant penalty, which include contracts for routine outsourced services. Also excluded are contracts that do not contain minimum annual purchase commitments but include other standard contractual considerations that must be fulfilled in order to earn $2.3 million in advanced contract monies that has been received where recognition has been deferred on the Consolidated Balance Sheet. The purchase obligations shown in this table represent the amount of product we are contractually obligated to purchase to earn $9.1 million in advanced contract monies that are receivable under the contracts. At December 28, 2013, $2.1 million in advanced contract monies has been received under these contracts where recognition has been deferred on the Consolidated Balance Sheet. If we do not fulfill these purchase obligations, we would only be obligated to repay the unearned upfront contract monies.

We have also made certain commercial commitments that extend beyond December 28, 2013. These commitments include standby letters of credit and guarantees of certain Food Distribution customer lease obligations. The following summarizes these commitments as of December 28, 2013:

Other Commercial Commitments	Amount Committed By Period
(In thousands)	Total Amount Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Standby Letters of Credit (1)	$14,235	$14,235	$—	$—	$—
Guarantees (2)	965	444	250	250	21

Total Other Commercial Commitments	$15,200	$14,679	$250	$250	$21

(1)	Letters of credit relate primarily to supporting workers’ compensation obligations.

(2)	Refer to Part II, Item 8 of this report under Note 14 in the Notes to Consolidated Financial Statements and under the caption “Guarantees of Debt and Lease Obligations of Others” in the Critical Accounting Policies section below for additional information regarding debt guarantees, lease guarantees and assigned leases.

Cash Dividends

We paid a quarterly cash dividend of $0.09 per common share in each quarter of the 39 week period ended December 28, 2013, $0.08 in the fiscal year ended March 30, 2013 and $0.065 in the fiscal year ended March 31, 2012. Under our senior revolving credit facility, we are generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions, prepayments of our senior notes or share repurchases, do not exceed $25.0 million. Additionally, we are generally permitted to pay cash dividends in excess of $25.0 million in any fiscal year so long as our Excess Availability, as defined in the senior revolving credit facility is in excess of 15% of the Total Borrowing Base before and after giving effect to the prepayments, repurchases and dividends. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

Ratio of Earnings to Fixed Charges

For purposes of calculating the ratio of earnings to fixed charges under the terms of the Senior Notes, earnings consist of net earnings, as adjusted under the terms of the Senior Notes indenture, plus income tax expense, fixed charges and non-cash charges, less cash payments relating to non-cash charges added back to net earnings in prior periods. Fixed charges consist of interest cost, including capitalized interest, and amortization of debt issue costs. Our ratio of earnings to fixed charges was 10.20:1.00 for the 39 week period ended December 28, 2013.

Recently Adopted Accounting Standards

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU No. 2013-02 requires companies to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective lines of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. This ASU does not change the requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, this standard did not have a material effect on our consolidated financial statements. Refer to Note 11 in the consolidated financial statements in Item 8, which is herein incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to industry related price changes on several commodities, such as dairy, meat and produce that we buy and sell in all of our segments. These products are purchased for and sold from inventory in the ordinary course of business. We are also exposed to other general commodity price changes such as utilities, insurance and fuel costs.

We had $480.7 million of variable rate debt as of December 28, 2013. The weighted average interest rates on outstanding debt including loan fee amortization for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012 were 5.73%, 8.43% and 8.05%, respectively.

At December 28, 2013 and March 30, 2013, the estimated fair value of our long-term debt, including current maturities, was higher than book value by approximately $4.0 million and $2.8 million, respectively. The estimated fair values were based on market quotes for similar instruments.

The following table sets forth the principal cash flows of our debt outstanding and related weighted average interest rates by year of maturity as of December 28, 2013:

	December 28, 2013		Aggregate Payments by Fiscal Year
(In thousands, except rates)	Fair Value	Total	2014	2015	2016	2017	2018	Thereafter
Fixed rate debt
Principal payable	$128,244	$124,226	$7,345	$7,262	$57,506	$7,689	$8,938	$35,486
Average interest rate		7.15%	7.15%	7.22%	7.30%	7.97%	8.14%	8.72%

Variable rate debt
Principal payable	480,682	480,682	—	—	—	—	480,682	—
Average interest rate		2.74%					2.74%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Spartan Stores, Inc. and Subsidiaries

Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Stores, Inc. and subsidiaries (the “Company”) as of December 28, 2013 and March 30, 2013, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Stores, Inc. and subsidiaries as of December 28, 2013 and March 30, 2013, and the results of their operations and their cash flows for the 39 week period ended December 28, 2013, and the fiscal years ended March 30, 2013 and March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from the last Saturday in March to the Saturday nearest to December 31. Also, as discussed in Note 2, the Company completed a merger with the Nash-Finch Company on November 19, 2013 and the results of their operations were included from the acquisition date to December 28, 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

March 12, 2014

CONSOLIDATED BALANCE SHEETS

Spartan Stores, Inc. and Subsidiaries

(In thousands)

	December 28, 2013	March 30, 2013
Assets
Current assets
Cash and cash equivalents	$9,216	$6,097
Accounts and notes receivable, net	286,903	60,979
Inventories, net	590,248	124,657
Prepaid expenses and other current assets	39,028	12,126
Deferred taxes on income	—	2,310
Property and equipment held for sale	440	—

Total current assets	925,835	206,169
Property and equipment
Land and improvements	80,901	23,093
Buildings and improvements	481,649	261,348
Equipment	424,831	302,161

Total property and equipment	987,381	586,602
Less accumulated depreciation and amortization	335,904	314,476

Property and equipment, net	651,477	272,126
Goodwill	306,148	246,840
Other assets, net	115,214	64,532

Total assets	$1,998,674	$789,667

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$364,856	$120,651
Accrued payroll and benefits	85,102	38,356
Other accrued expenses	54,935	29,916
Deferred taxes on income	23,827	—
Current maturities of long-term debt and capital lease obligations	7,345	4,067

Total current liabilities	536,065	192,990
Long-term liabilities
Deferred income taxes	92,319	80,578
Postretirement benefits	22,009	14,092
Other long-term liabilities	43,845	20,476
Long-term debt and capital lease obligations	597,563	145,876

Total long-term liabilities	755,736	261,022
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,371 and 21,751 shares outstanding	518,056	146,564
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(8,794)	(13,687)
Retained earnings	197,611	202,778

Total shareholders’ equity	706,873	335,655

Total liabilities and shareholders’ equity	$1,998,674	$789,667

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Spartan Stores, Inc. and Subsidiaries

(In thousands, except per share data)

	Period Ended		Year Ended
	December 28, 2013 (39 weeks)	January 5, 2013 (40 weeks) (unaudited)	March 30, 2013 (52 weeks)	March 31, 2012 (53 weeks)
Net sales	$2,597,230	$2,015,351	$2,608,160	$2,634,226
Cost of sales	2,110,350	1,602,450	2,062,616	2,078,116

Gross profit	486,880	412,901	545,544	556,110
Operating expenses
Selling, general and administrative	433,450	370,337	482,987	489,650
Merger transaction and integration	20,993	—	—	—
Restructuring and asset impairment	15,644	356	1,589	(23)

Total operating expenses	470,087	370,693	484,576	489,627
Operating earnings	16,793	42,208	60,968	66,483
Other income and expenses
Interest expense	9,219	10,420	13,410	15,037
Debt extinguishment	5,527	2,285	5,047	—
Other, net	(23)	(752)	(756)	(110)

Total other income and expenses	14,723	11,953	17,701	14,927

Earnings before income taxes and discontinued operations	2,070	30,255	43,267	51,556
Income taxes	841	10,352	15,425	19,686

Earnings from continuing operations	1,229	19,903	27,842	31,870
Loss from discontinued operations, net of taxes	(488)	(195)	(432)	(112)

Net earnings	$741	$19,708	$27,410	$31,758

Basic earnings per share:
Earnings from continuing operations	$0.05	$0.91	$1.28	$1.40
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)*

Net earnings	$0.03	$0.90	$1.26	$1.39

Diluted earnings per share:
Earnings from continuing operations	$0.05	$0.91	$1.27	$1.39
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	—

Net earnings	$0.03	$0.90	$1.25	$1.39

*	Includes rounding.

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Spartan Stores, Inc. and Subsidiaries

(In thousands)

	Period Ended		Year Ended
	December 28, 2013 (39 weeks)	January 5, 2013 (40 weeks) (unaudited)	March 30, 2013 52 weeks	March 31, 2012 53 weeks
Net earnings	$741	$19,708	$27,410	$31,758
Other comprehensive income, before tax
Change in fair value of interest rate swap[1]	—	—	—	330
Interest rate swap termination charge[2]	—	—	—	775
Pension and postretirement liability adjustment[3]	8,316	—	173	(2,353)

Total other comprehensive income (loss), before tax	8,316	—	173	(1,248)
Income tax (benefit) expense related to items of other comprehensive income	(3,423)	—	(67)	471

Total other comprehensive income, after tax	4,893	—	106	(777)

Comprehensive income	$5,634	$19,708	$27,516	$30,981

(1)	Amount is gross of tax of $(119) in the fiscal year ended 2012
(2)	Amount is gross of tax of $(321) in the fiscal year ended 2012
(3)	Amount is gross of tax of $(3,423) in the 39 week period ended December 28, 2013, $(67) in the fiscal year ended March 30, 2013 and $911 in the fiscal year ended March 31, 2012

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Spartan Stores, Inc. and Subsidiaries

(In thousands)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance – March 26, 2011	22,619	$162,086	$(13,016)	$156,435	$305,505
Net earnings	—	—	—	31,758	31,758
Other comprehensive loss	—	—	(777)	—	(777)
Dividends – $0.26 per share	—	—	—	(5,926)	(5,926)
Share repurchase	(687)	(12,381)	—	—	(12,381)
Stock-based employee compensation	—	5,048	—	—	5,048
Issuances of common stock and related tax benefit on stock option exercises and bonus plan	93	1,311	—	—	1,311
Issuances of restricted stock and related income tax benefits	255	(116)	—	—	(116)
Cancellations of restricted stock	(65)	(814)	—	—	(814)

Balance – March 31, 2012	22,215	$155,134	$(13,793)	$182,267	$323,608
Net earnings	—	—	—	27,410	27,410
Other comprehensive income	—	—	106	—	106
Dividends – $0.32 per share	—	—	—	(6,899)	(6,899)
Share repurchase	(634)	(11,381)	—	—	(11,381)
Repurchase of equity component of convertible debt, net of taxes of $587	—	(935)	—	—	(935)
Stock-based employee compensation	—	4,062	—	—	4,062
Issuances of common stock and related tax benefit on stock option exercises and bonus plan	32	650	—	—	650
Issuances of restricted stock and related income tax benefits	226	35	—	—	35
Cancellations of restricted stock	(88)	(1,001)	—	—	(1,001)

Balance – March 30, 2013	21,751	$146,564	$(13,687)	$202,778	$335,655
Net earnings	—	—	—	741	741
Other comprehensive income	—	—	4,893	—	4,893
Dividends – $0.27 per share	—	—	—	(5,908)	(5,908)
Stock-based employee compensation	—	6,951	—	—	6,951
Issuances of common stock and related tax benefit on stock option exercises and bonus plan	29	(111)	—	—	(111)
Issuances of common stock for merger transaction	16,047	379,600	—	—	379,600
Issuances of restricted stock and related income
tax benefits	228	(15)	—	—	(15)
Cancellations of restricted stock	(684)	(14,933)	—	—	(14,933)

Balance – December 28, 2013	37,371	$518,056	$(8,794)	$197,611	$706,873

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Spartan Stores, Inc. and Subsidiaries

(In thousands)

	Period Ended		Year Ended
	December 28, 2013 (39 weeks)	January 5, 2013 (40 weeks) (unaudited)	March 30, 2013 (52 weeks)	March 31, 2012 (53 weeks)
Cash flows from operating activities
Net earnings	$741	$19,708	$27,410	$31,758
Loss from discontinued operations, net of tax	488	195	432	112

Earnings from continuing operations	1,229	19,903	27,842	31,870
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and asset impairment	15,644	356	1,589	(23)
Convertible debt interest	—	2,903	3,282	3,745
Loss on debt extinguishment	5,527	2,285	5,047	—
Depreciation and amortization	37,270	29,434	38,854	36,767
Rebateable loans	939	—	—	—
LIFO expense	928	984	335	1,401
Postretirement benefits expense	1,492	832	651	3,817
Deferred taxes on income	(3,566)	4,087	(4,121)	17,861
Stock-based compensation expense	6,951	3,250	4,062	5,048
Excess tax benefit on stock compensation	(178)	(260)	(299)	(237)
Other, net	(870)	(333)	(276)	(399)
Changes in operating assets and liabilities:
Accounts receivable	40,292	8,346	(1,941)	(2,309)
Inventories	30,791	(33,621)	(23,750)	2,635
Prepaid expenses and other assets	2,848	2,037	6,936	(17,172)
Accounts payable	(37,248)	10,066	12,984	8,841
Accrued payroll and benefits	(23,822)	(5,045)	(325)	845
Postretirement benefit payments	(2,964)	(4,406)	(4,514)	(6,746)
Accrued income taxes	(10,688)	(12,352)	(3,038)	9,968
Other accrued expenses and other liabilities	186	(1,170)	(3,977)	(2,178)

Net cash provided by operating activities	64,761	27,296	59,341	93,734

Cash flows from investing activities
Purchases of property and equipment	(37,200)	(33,932)	(42,012)	(42,518)
Net proceeds from the sale of assets	1,330	2,440	2,440	678
Acquisitions, net of cash acquired	(20,647)	(13,720)	(13,720)	(478)
Other	(653)	339	236	(1,482)

Net cash used in investing activities	(57,170)	(44,873)	(53,056)	(43,800)

Cash flows from financing activities
Proceeds from revolving credit facility	$877,033	$366,545	$504,468	$4,933
Payments on revolving credit facility	(812,239)	(352,696)	(456,818)	(49,933)
Share repurchase	—	(11,381)	(11,381)	(12,381)
Proceeds from long-term borrowings	—	9,679	9,679	—
Repurchase of convertible notes	—	—	(57,973)	—
Repayment of other long-term debt	(53,988)	(4,440)	(5,265)	(5,318)
Financing fees paid	(9,437)	(2,721)	(2,721)	—
Excess tax benefit on stock compensation	178	260	299	237
Proceeds from sale of common stock	310	325	398	1,182
Dividends paid	(5,908)	(5,159)	(6,899)	(5,926)

Net cash (used in) provided by financing activities	(4,051)	412	(26,213)	(67,206)
Cash flows from discontinued operations
Net cash used in operating activities	(421)	(351)	(451)	(76)

Net cash used in discontinued operations	(421)	(351)	(451)	(76)

Net increase (decrease) in cash and cash equivalents	3,119	(17,516)	(20,379)	(17,348)
Cash and cash equivalents at beginning of year	6,097	26,476	26,476	43,824

Cash and cash equivalents at end of year	$9,216	$8,960	$6,097	$26,476

Supplemental Cash Flow Information:
Cash paid for interest	$7,765	$7,038	$9,422	$10,248
Cash paid for income taxes	$13,951	$10,240	$10,240	$202

See notes to consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies and Basis of Presentation

Spartan Stores, Inc. began doing business under the assumed name of “SpartanNash Company”, with the formal name change to SpartanNash expected to become effective at the annual shareholders meeting in May 2014. Unless the context otherwise requires, the use of the terms “SpartanNash,” “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K refers to the surviving corporation Spartan Stores, Inc. and, as applicable, its consolidated subsidiaries. As discussed in Note 2, Spartan Stores, Inc. completed a merger with Nash-Finch Company on November 19, 2013.

Fiscal Year: In connection with the merger, effective November 19, 2013, the Board of Directors of SpartanNash determined to change the Company’s fiscal year end from the last Saturday in March to the Saturday nearest to December 31, effective beginning with our current transition period ended December 28, 2013. As a result of this change, our current transition period ended December 28, 2013 is a 39 week period beginning March 31, 2013. Fiscal year ended March 30, 2013 consisted of 52 weeks and fiscal year ended March 31, 2012 consisted of 53 weeks. Beginning with fiscal 2014 the Company’s interim quarters will consist of 12 weeks except for the first quarter which consists of 16 weeks. In these consolidated financial statements, including the notes thereto, financial results for the transition period ended December 28, 2013 are for 39 weeks. In addition, our Consolidated Statements of Earnings and Consolidated Statements of Cash Flows include an unaudited 40-week period ended January 5, 2013 for purposes of comparison.

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

Revenue Recognition: We recognize revenue when the sales price is fixed or determinable, collectability is reasonably assured and the customer takes possession of the merchandise. The Military segment recognizes revenues upon the delivery of the product to the commissary or commissaries designated by the Defense Commissary Agency (DeCA), or in the case of overseas commissaries, when the product is delivered to the port designated by DeCA, which is when DeCA takes possession of the merchandise and bears the responsibility for shipping the product to the commissary or overseas warehouse. Revenues from consignment sales are included in our reported sales on a net basis. The Food Distribution segment recognizes revenues when products are delivered or ancillary services are provided. Sales and excise taxes are excluded from revenue. The Retail segment recognizes revenues from the sale of products at the point of sale. Based upon the nature of the products we sell, our customers have limited rights of return which are immaterial. Discounts provided to customers by SpartanNash at the time of sale are recognized as a reduction in sales as the products are sold. SpartanNash does not recognize a sale when it awards customer loyalty points or sells gift cards and gift certificates; rather, a sale is recognized when the customer loyalty points, gift card or gift certificate are redeemed to purchase product. Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.

Cost of Sales: Cost of sales is the cost of inventory sold during the period, including purchase costs, freight, distribution costs, physical inventory adjustments, markdowns and promotional allowances. Vendor allowances and credits that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

billed to vendors for our merchandising costs such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms. The distribution segments include shipping and handling costs in the selling, general and administrative section of operating expenses on the Consolidated Statement of Earnings.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts and Notes Receivable: Accounts and notes receivable are shown net of allowances for credit losses of $2.0 million as of December 28, 2013 and $1.2 million as of March 30, 2013. SpartanNash evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When SpartanNash becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, we record a specific reserve for credit losses. Operating results include bad debt expense of $1.3 million, $0.9 million, and $0.7 million for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, respectively.

Inventory Valuation: Inventories are valued at the lower of cost or market. Approximately 87.5% of our inventories were valued on the last-in, first-out (LIFO) method at December 28, 2013 as compared to 100% at March 30, 2013. If replacement cost had been used, inventories would have been $45.1 million and $44.1 million higher at December 28, 2013 and March 30, 2013, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012 by $0.1 million, $1.0 million and $3.0 million, respectively. SpartanNash accounts for its Military and Food Distribution inventory using a perpetual system and utilizes the retail inventory method to value inventory for center store products in the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

Goodwill and Intangible Assets: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed for impairment during the last quarter of each year, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a discounted cash flow model and comparable market values of each reporting segment.

As a result of the change in the Company’s fiscal year end, the Company adopted during the 39 week period ended December 28, 2013 a change in the Company’s annual goodwill impairment testing date from the first day of the last fiscal quarter of the fiscal year ended on the last Saturday in March to the first day of the last fiscal quarter for the fiscal year ended on the Saturday nearest to December 31. We believe this change is preferable because it aligns our annual goodwill impairment testing with our financial planning process, which was also

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjusted to align with our new fiscal calendar. This will allow us to timely utilize management’s updated forecasts in the discounted cash flow analysis used in the estimate of fair value of our reporting units. The change in accounting principle does not delay, accelerate or avoid an impairment charge. We have prospectively applied the change in the annual goodwill impairment testing date as it is impracticable to determine objectively the estimates and assumptions necessary to perform the annual goodwill impairment test without the use of hindsight as of each annual impairment testing date in prior periods. Measuring the fair value of reporting units is a Level 3 measurement under the fair value hierarchy. See Note 7 for a discussion of levels.

Intangible assets primarily consist of trade names, favorable lease agreements, pharmacy prescription lists, customer relationships, franchise agreements and fees, non-compete agreements and liquor licenses. Favorable leases are amortized on a straight-line basis over the related lease terms. Prescription lists and customer relationships are amortized on a straight-line basis over the period of expected benefit. Non-compete agreements are amortized on a straight-line basis over the length of the agreements. Franchise fees are amortized on a straight-line basis over the term of the franchise agreement. An indefinite-lived trade name is not amortized. A trade name with a definite-life is amortized over the expected life of the asset. Liquor licenses are not amortized as they have indefinite lives. Intangible assets are included in other assets in the Consolidated Balance Sheets.

Property and Equipment: Property and equipment are recorded at cost. Expenditures which improve or extend the life of the respective assets are capitalized while expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation expense on land improvements, buildings and improvements and equipment is computed using the straight-line method as follows:

Land improvements	15 years
Buildings and improvements	15 to 40 years
Equipment	3 to 15 years

Property under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. Internal use software is included in property and equipment and amounted to $19.2 million and $19.9 million as of December 28, 2013 and March 30, 2013, respectively.

Impairment of Long-Lived Assets: SpartanNash reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices based upon market participant data developed by third party professionals or by internal licensed real estate professionals. Estimates of future cash flows and expected sales prices are judgments based upon SpartanNash’s experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, real estate market conditions and inflation.

Debt Issuance Costs: Debt issuance costs are amortized over the term of the related financing agreement and are included in Other Assets in the consolidated balance sheets.

Insurance Reserves: SpartanNash is primarily self-insured for workers’ compensation, general liability, automobile liability and health care costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation and general liability liabilities are

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

actuarially estimated based on available historical information. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. On a per claim basis, our exposure is up to $0.6 million for workers’ compensation, $0.5 million for general liability, up to $0.5 million for automobile liability and $0.4 million for health care. Any projection of losses concerning workers’ compensation, general and automobile and health insurance liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities.

A summary of changes in SpartanNash’s self-insurance liability is as follows:

(In thousands)	December 28, 2013	March 30, 2013	March 31, 2012
Beginning balance	$7,167	$5,714	$7,008
Balance assumed in merger	13,248	—	—
Expense	25,291	27,955	26,376
Claim payments, net of employee contributions	(23,252)	(26,502)	(27,670)

Ending balance	$22,454	$7,167	$5,714

The current portion of the self-insurance liability was $13.1 million and $5.7 million as of December 28, 2013 and March 30, 2013, respectively, and is included in “Other accrued expenses” in the consolidated balance sheets. The long-term portion was $9.4 million and $1.5 million as of December 28, 2013 and March 30, 2013, respectively, and is included in “Other long-term liabilities” in the Consolidated Balance Sheets.

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

Earnings per share: Earnings per share (“EPS”) is computed using the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends and their respective participation rights in undistributed earnings. Participating securities include non-vested shares of restricted stock in which the participants have non-forfeitable rights to dividends during the performance period. Diluted EPS includes the effects of stock options.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

(In thousands, except per share amounts)	December 28, 2013	March 30, 2013	March 31, 2012
Numerator:
Earnings from continuing operations	$1,229	$27,842	$31,870
Adjustment for earnings attributable to participating securities	(26)	(709)	(807)

Earnings from continuing operations used in calculating earnings per share	$1,203	$27,133	$31,063

Denominator:
Weighted average common shares outstanding, including participating securities	24,137	21,773	22,791
Adjustment for participating securities	(519)	(554)	(577)

Shares used in calculating basic earnings per share	23,618	21,219	22,214
Effect of dilutive stock options	92	75	96

Shares used in calculating diluted earnings per share	23,710	21,294	22,310

Basic earnings per share from continuing operations	$0.05	$1.28	$1.40

Diluted earnings per share from continuing operations	$0.05	$1.27	$1.39

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings per share calculations because they were anti-dilutive were 334,172, 369,969, and 239,326 in the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, respectively.

Stock-Based Compensation: All share-based payments to employees are recognized in the consolidated financial statements as compensation cost based on the fair value on the date of grant. SpartanNash determined the fair value of stock option awards using the Black-Scholes option-pricing model. The grant date closing price per share of SpartanNash stock is used to estimate the fair value of restricted stock awards and restricted stock units. The value of the portion of awards expected to vest is recognized as expense over the requisite service period.

Shareholders’ Equity: SpartanNash’s restated articles of incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the board of directors. At December 28, 2013 and March 30, 2013, there were no shares of preferred stock outstanding.

Advertising Costs: SpartanNash’s advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $15.3 million, $13.6 million and $14.5 million in the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, respectively.

Accumulated Other Comprehensive Income: We report comprehensive income (loss) that includes our net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues,

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses, gains and losses that are not included in net earnings such as minimum pension and other post retirement liabilities adjustments and unrealized gains or losses on hedging instruments, but rather are recorded directly in the Consolidated Statements of Shareholders’ Equity. These amounts are also presented in our Consolidated Statements of Comprehensive Income (Loss). As of December 28, 2013 and March 30, 2013, the accumulated other comprehensive loss consisted of the pension and postretirement liability.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU No. 2013-02 requires companies to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective lines of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. This ASU does not change the requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, this standard did not have a material effect on our consolidated financial statements. See Note 11 for additional information.

Note 2

Merger

On November 19, 2013, Spartan Stores completed a merger with Nash-Finch Company (“Nash-Finch”), a food distribution company serving military commissaries and exchanges and independent grocery retailers and an operator of retail grocery stores. Spartan Stores pursued the merger to create a larger, more balanced company with a broader customer base across multiple food retail and distribution businesses.

Each outstanding share of the common stock of Nash-Finch converted into 1.20 shares of Spartan Stores common stock. Consideration paid for all of the Nash-Finch outstanding shares consisted of the following:

(In thousands, except share price)
Spartan Stores common shares issued and deferred	16,119
Trading price	$23.55

Fair value of shares issued	379,600
Cash paid for fractional shares	14

$379,614

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The merger was accounted for under the provisions of FASB Accounting Standards Codification Topic 805, “Business Combinations.” The related assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. The operating results of Nash-Finch are included in the consolidated results of operations beginning on November 19, 2013.

The following table summarizes the fair values of the assets acquired and liabilities assumed on November 19, 2013. The valuation process is not complete and the final determination of the fair values may result in further adjustments to the values presented below:

(In thousands)
Current assets	$790,296
Property and equipment	369,495
Goodwill	43,584
Intangible assets	10,750
Other	38,160

Total assets acquired	1,252,285
Current liabilities	353,484
Other long-term liabilities	81,047
Long-term debt and capital lease obligations	438,140

Total liabilities assumed	872,671

Net assets acquired	$379,614

The excess of the purchase price over the fair value of net assets acquired of $43.6 million was preliminarily recorded as goodwill in the consolidated balance sheet and allocated to the reporting segments as follows:

(In thousands)
Military	$19,128
Food Distribution	17,804
Retail	6,652

Total	$43,584

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Nash-Finch. No goodwill is expected to be deductible for tax purposes.

Intangible assets acquired were preliminarily valued as follows:

(In thousands)	Intangible Assets	Useful Life
Trade names	$3,600	Indefinite
Customer lists	2,500	7 years
Favorable leases	4,650	7 to 22 years

	$10,750

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides net sales and results of operations from the acquired Nash-Finch Company included in the consolidated statements of earnings since November 19, 2013:

(In thousands)
Net sales	$563,185
Net earnings	769

Included in the net earnings above are merger related expenses of $2.0 million after-tax, restructuring charges of $0.4 million after-tax and debt extinguishment charges of $2.6 million after-tax.

The following supplemental pro forma financial information presents sales and net earnings as if the Nash-Finch Company was acquired on the first day of the fiscal year ended March 30, 2013. This pro forma information is not necessarily indicative of the results that would have been obtained if the acquisition had occurred at the beginning of the period presented or that may be obtained in the future.

	Year Ended
(In thousands)	December 28, 2013 (39 weeks)	March 30, 2013 (52 weeks)
Net sales	$5,896,555	$7,428,957
Net earnings (loss)	24,073	(73,340)

Non-recurring transaction and integration costs of $26.5 million were incurred during the 39 week period ended December 28, 2013 of which $21.0 million was included in selling, general and administrative expenses and $5.5 million was included in debt extinguishment charges. Costs associated with the new revolving credit agreement of $9.4 million were capitalized and included in other assets in the Consolidated Balance Sheet.

Note 3

Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Retail	Food Distribution	Military	Total
Balance at March 31, 2012:
Goodwill	$234,301	$92,493	$—	$326,794
Accumulated impairment charges	(86,600)	—	—	(86,600)

Goodwill, net	147,701	92,493	—	240,194

Acquisition	5,016	2,233	—	7,249
Other	(603)	—	—	(603)

Balance at March 30, 2013:
Goodwill	238,714	94,726	—	333,440
Accumulated impairment charges	(86,600)	—	—	(86,600)

Goodwill, net	152,114	94,726	—	246,840

Merger and acquisition	23,679	17,804	19,128	60,611
Other	(1,303)	—	—	(1,303)

Balance at December 28, 2013:
Goodwill	261,090	112,530	19,128	392,748
Accumulated impairment charges	(86,600)	—	—	(86,600)

Goodwill, net	$174,490	$112,530	$19,128	$306,148

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the components of amortized intangible assets, included in “Other, net” on the Consolidated Balance Sheets:

	December 28, 2013		March 30, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$4,566	$3,427	$4,517	$2,997
Favorable leases	8,408	2,215	3,758	1,997
Pharmacy customer script lists	14,823	8,946	12,138	8,027
Trade names	1,219	233	1,219	59
Franchise fees and other	370	129	305	99

Total	$29,386	$14,950	$21,937	$13,179

The weighted average amortization period for amortizable intangible assets is as follows:

Non-compete agreements	8.0 years
Favorable leases	16.7 years
Customer lists	7.2 years
Trade names	7.0 years
Franchise fees and other	10.5 years

Amortization expense for intangible assets was $2.1 million, $2.3 million and $2.2 million for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(In thousands)

Fiscal Year	Amortization Expense
2014	$2,657
2015	2,305
2016	1,742
2017	1,629
2018	1,217

Indefinite-lived intangible assets that are not amortized consist primarily of trade names and licenses for the sale of alcoholic beverages which totaled $30.1 and $26.6 million as of December 28, 2013 and March 30, 2013.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4

Restructuring, Asset Impairment and Other

The following table provides the activity of restructuring costs for the 39 week period ended December 28, 2013 March 30, 2013 and March 31, 2012. Restructuring costs recorded in the Consolidated Balance Sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)	Lease and Ancillary Costs	Severance	Total
Balance at March 26, 2011	$15,302	$—	$15,320
Changes in estimates (Note 3)	(1,318)	—	(1,318	)(a)
Accretion expense	535	—	535
Payments	(3,417)	—	(3,417)

Balance at March 31, 2012	11,102	—	11,102
Changes in estimates (Note 3)	(696)	—	(696	)(a)
Accretion expense	384	—	384
Payments	(2,815)	—	(2,815)

Balance at March 30, 2013	7,975	—	7,975
Assumed with merger	8,766	—	8,766
Provision for lease and related ancillary costs, net of sublease income	4,923	—	4,923	(b)
Provision for severance	—	1,061	1,061	(c)
Changes in estimates (Note 3)	(1,333)	—	(1,333	)(a)
Accretion expense	249	—	249
Reclassifications from deferred rent	1,104	—	1,104
Payments	(2,188)	(26)	(2,214)

Balance at December 28, 2013	$19,496	$1,035	$20,531

(a)	Goodwill was reduced by $1.3 million, $0.6 million and $1.1 million in the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, respectively, as a result of these changes in estimates as the initial charges for certain stores were established in the purchase price allocations for previous acquisitions.
(b)	The provision for lease and related ancillary costs represents the initial charges estimated to be incurred for the closing of seven stores in the Retail segment.
(c)	The provision for severance includes $0.6 million related to a distribution center closing in the Food Distribution segment and $0.5 million related to store closings in the Retail segment.

Restructuring, asset impairment and other included in the Consolidated Statements of Earnings consisted of the following:

(In thousands)	December 28, 2013	March 30, 2013	March 31, 2012
Asset impairment charges (a)	$9,691	$1,682	$243
Provision for leases and related ancillary costs, net of sublease income, related to store closings (b)	4,923	—	—
Provision for severance (c)	1,061	—	—
Changes in estimates (d)	(31)	(93)	(266)

	$15,644	$1,589	$(23)

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	The asset impairment charges were incurred in the Retail segment due to the economic and competitive environment of certain stores and market deterioration in property held for future development. We utilize a discounted cash flow model and market approach that incorporates unobservable level 3 inputs to test for long-lived asset impairments.
(b)	The provision for lease and related ancillary costs, net of sublease income, represents the initial charges estimated to be incurred for the closing of seven stores in the Retail segment.
(c)	The provision for severance includes $0.6 million related to a distribution center closing in the Food Distribution segment and $0.5 million related to store closings in the Retail segment.
(d)	The changes in estimates relate to revised estimates of lease ancillary costs associated with previously closed facilities. The Distribution segment realized $(37) in fiscal year ended March 31, 2012. The remaining amounts were realized in the Retail segment.

Store lease obligations included in restructuring costs include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Long-lived assets are analyzed for impairment whenever circumstances arise that could indicate the carrying value of long-lived assets may not be recoverable. If such circumstances exist, then estimates are made of future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in the Consolidated Statements of Earnings. Measurement of the impairment loss to be recorded is equal to the excess of the carrying amount of the assets over the discounted future cash flows. When analyzing the assets for impairment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

Note 5

Accounts and Notes Receivable

Accounts and notes receivable at December 28, 2013 and March 30, 2013 are comprised of the following components:

(In thousands)	December 28, 2013	March 30, 2013
Customer notes receivable	$6,698	$145
Customer accounts receivable	255,746	50,855
Other receivables	26,496	11,166
Allowance for doubtful accounts	(2,037)	(1,187)

Net current accounts and notes receivable	$286,903	60,979

Net long-term notes receivable	$24,008	$547

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6

Long-Term Debt

Long-term debt consists of the following:

(In thousands)	December 28, 2013	March 30, 2013
Senior secured revolving credit facility, due November 2018	$420,682	$47,646
6.625% Senior Notes due December 2016	50,000	50,000
Senior secured term loan, due November 2018	60,000	—
Capital lease obligations (Note 9)	67,371	52,048
Other, 2.60% – 9.25%, due 2014 – 2020	6,855	249

	604,908	149,943
Less current portion	7,345	4,067

Total long-term debt	$597,563	$145,876

On November 19, 2013, Spartan Stores entered into a $1 billion Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as administrative agent (“Wells Fargo”), and certain lenders from time to time party thereto. The Credit Agreement was entered into contemporaneously with the closing of the merger with Nash-Finch Company. The Credit Agreement amends and restates in the entirety each of the previous credit agreements between Wells Fargo (or an affiliate thereof) and Spartan Stores and certain of its subsidiaries and Nash-Finch and certain of its subsidiaries, respectively.

The Credit Agreement has a term of five years, maturing on November 19, 2018, and is a secured credit facility consisting of three tranches. Tranche A is a $900 million secured revolving credit facility; Tranche A-1 is a $40 million secured revolving credit facility; and Tranche A-2 is a $60 million term loan. Borrowings under the Credit Agreement are available for general operating expenses, working capital, merger costs, repayment of certain existing Nash-Finch indebtedness and other general corporate purposes.

The Company has the right to request an increase in the maximum amount of the Credit Agreement in such amount as would bring the aggregate loan commitments under the Credit Agreement to a total of up to $1.4 billion. The request will become effective if (a) certain customary conditions specified in the Credit Agreement are met and (b) one or more existing lenders under the Credit Agreement or other financial institutions approved by the administrative agent commit to lend the increased amounts under the Credit Agreement.

The Company’s obligations under the Credit Agreement are secured by substantially all of the personal and real property of the Company. The Company may prepay all loans at any time without penalty.

Availability under the Credit Agreement is based upon advance rates on certain asset categories owned by the Company, including, but not limited to the following: inventory, accounts receivable, real estate, prescription lists and rolling stock.

Indebtedness under the three tranches of the Credit Agreement bear interest subject to a grid based upon Excess Availability as defined in the Credit Agreement at the Company’s election as either Eurodollar loans or Base Rate loans.

The Company incurs an unused line of credit fee on the unused portion of the loan commitments at a rate ranging from 0.25% to 0.375%.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement imposes certain requirements, including: limitations on dividends and investments (including distributions to subsidiaries designated as unrestricted subsidiaries); limitations on the Company’s ability to incur debt, make loans, acquire other companies, change the nature of the Company’s business, enter a merger or consolidation, or sell assets. These requirements can be more restrictive depending upon the Company’s Excess Availability as defined under the Credit Agreement.

Upon the occurrence, and during the continuance, of an event of default, including but not limited to nonpayment of principal when due, failure to perform or observe certain terms, covenants, or agreements under the Credit Agreement and the other loan documents, and certain defaults of other indebtedness, the administrative agent may terminate the obligation of the lenders under the Credit Agreement to make advances and issue letters of credit and declare any outstanding obligations under the Credit Agreement immediately due and payable. In addition, in the event of insolvency (as defined in the Credit Agreement), the obligation of each lender to make advances and issue letters of credit shall automatically terminate and any outstanding obligations under the Credit Agreement shall immediately become due and payable.

Available borrowings under our $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. As of December 28, 2013, our senior secured revolving credit facility and senior secured term loan had outstanding borrowings of $480.7 million; additional available borrowings under our $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit agreement requires that SpartanNash maintain excess availability of 10% of the borrowing base as such term is defined in the credit agreement. SpartanNash had excess availability after the 10% covenant of $406.9 million at December 28, 2013. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $14.2 million were outstanding as of December 28, 2013.

Tranche A Eurodollar loans bear interest at rates ranging from LIBOR plus 1.50% to LIBOR plus 2.00% and Tranche A Base Rate loans bear interest at rates ranging from the greatest of (i) Federal Funds Rate plus 1.00% to 1.50% (ii) the Eurodollar Rate plus 1.50% to 2.00%; or (iii) the prime rate as announced by Wells Fargo plus 0.50% to 1.00%.

Tranche A-1 Eurodollar loans bear interest at rates ranging from LIBOR plus 2.75% to LIBOR plus 3.25% and Tranche A-1 Base Rate loans bear interest at rates ranging from the greatest of (i) the Federal Funds Rate plus 2.25% to 2.75% (ii) the Eurodollar Rate plus 2.75% to 3.25%; or (iii) the prime rate as announced by Wells Fargo plus 1.75% to 2.25%.

Tranche A-2 Eurodollar loans bear interest at LIBOR plus 5.50% and Tranche A Base Rate loans bear interest at rates representing the greatest of (i) Federal Funds Rate plus 5.00% (ii) the Eurodollar Rate plus 5.50%; or (iii) the prime rate as announced by Wells Fargo plus 4.50%.

On December 6, 2012, the Company completed a private exchange and sale of $50.0 million aggregate principal amount of newly issued four year unsecured 6.625% Senior Notes due 2016 (“New Notes”) for $40.3 million aggregate principal amount of SpartanNash’s existing Convertible Senior Notes due 2027 and $9.7 million in cash. The New Notes mature on December 15, 2016 and are senior unsecured debt and rank equally in right of payment with the Company’s other existing and future senior debt. The New Notes are effectively subordinated to the Company’s existing and future secured debt to the extent of the value of the assets securing such debt. Interest on the New Notes accrues at a rate of 6.625% per annum. Interest on the New Notes is payable semiannually on June 15 and December 15 of each year.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may redeem the New Notes in whole or in part at any time on or after December 15, 2014, at the option of the Company at the following redemption prices (expressed as percentages of the principal amount), together with accrued and unpaid interest to the date of purchase:

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

During the fiscal year ended March 30, 2013, the Company repurchased the remaining $97.7 million in principal amount of its convertible senior notes resulting in a loss of approximately $5.1 million. The completion of the redemption discharged the Indenture dated as of May 30, 2007 between the Company and the Bank of New York Trust Company, N.A. as Trustee and the Senior Convertible Notes.

The amount of interest expense recognized and the effective interest rate for the Company’s Convertible Senior Notes were as follows:

(In thousands)	March 30, 2013	March 31, 2012
Contractual coupon interest	$2,687	$3,353
Amortization of discount on convertible senior notes	3,282	3,745

Interest expense	$5,969	$7,098

Effective interest rate	8.125%	8.125%

The weighted average interest rates including loan fee amortization for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012 were 5.73%, 8.43% and 8.05%%, respectively.

At December 28, 2013, long-term debt was due as follows:

(In thousands)

Fiscal Year
2014	$7,345
2015	7,262
2016	57,506
2017	7,689
2018	489,620
Thereafter	35,486

$604,908

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7

Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. At December 28, 2013 and March 30, 2013 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	December 28, 2013	March 30, 2013
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$7,345	$4,067
Long-term debt and capital lease obligations	597,563	145,876

Total book value of debt instruments	604,908	149,943
Fair value of debt instruments	608,926	152,758

Excess of fair value over book value	$4,018	$2,815

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

Long-lived assets totaling $13.7 million and $3.6 in the 39 week period ended December 28, 2013 and the fiscal year ended March 30, 2013, respectively, were measured at a fair value of $4.0 million and $1.9 million, respectively, on a nonrecurring basis using Level 3 inputs as defined in the fair value heirarchy. Our accounting and finance team management, who report to the chief financial officer, determine our valuation policies and procedures. The development and determination of the unobservable inputs for level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance team management and are approved by the chief financial officer. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. SpartanNash estimates future cash flows based on experience and knowledge of the market in which the assets are located, and when necessary, uses real estate brokers. See Note 4 for discussion of long-lived asset impairment charges.

Note 8
Commitments and Contingencies

SpartanNash subleases property at certain locations and received rental income of $2.2, $1.9 million and $1.9 million in the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, respectively. In the event of the customer’s default, SpartanNash would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 9.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unions represent approximately 8% of SpartanNash’s associates. These associates are covered by collective bargaining agreements. The facilities covered by collective bargaining agreements, the unions representing the covered associates and the expiration dates for each existing collective bargaining agreement are provided in the following table:

Distribution Center Locations	Union Locals	Expiration dates
Lima, Ohio	IBT 908	January, 2016
Bellefontaine, Ohio General Merchandise Service Division	IBT 908	February, 2016
Bellefontaine, Ohio Warehouse Teamsters	IBT 908	March, 2014
Bellefontaine, Ohio GTL Truck Lines Inc.	IBT 908	March, 2014
Westville, Indiana	IBT 135	May 2014
Grand Rapids, Michigan	IBT 406	October, 2015
Norfolk, Virginia	IBT 822	April, 2016
Columbus, Ohio	IBT 528	September, 2016

We are engaged from time-to-time in routine legal proceedings incidental to our business. We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in an adverse effect on the consolidated financial position, operating results or liquidity of SpartanNash.

On or about July 24, 2013, a putative class action complaint (the “State Court Action”) was filed in the District Court for the Fourth Judicial District, State of Minnesota, County of Hennepin (the “State Court”), by a stockholder of Nash-Finch Company in connection with the pending merger with Spartan Stores, Inc.. The State Court Action is styled Greenblatt v. Nash-Finch Co. et al., Case No. 27-cv-13-13710. That complaint was amended on August 28, 2013, after Spartan Stores filed a registration statement with the Securities and Exchange Commission containing a preliminary version of the joint proxy statement/prospectus. On September 9, 2013, the defendants filed motions to dismiss the State Court Action. On or about September 19, 2013, a second putative class action complaint (the “Federal Court Action” and, together with the State Court Action, the “Putative Class Actions”) was filed in the United States District Court for the District of Minnesota (the “Federal Court”), by a stockholder of Nash-Finch. The Federal Court Action was styled Benson v. Covington et al., Case No. 0:13-cv-02574.

The Putative Class Actions alleged that the directors of Nash-Finch breached their fiduciary duties by, among other things, approving a merger that provides for inadequate consideration under circumstances involving certain alleged conflicts of interest; that the merger agreement includes allegedly preclusive deal protection provisions; and that Nash-Finch and Spartan Stores allegedly aided and abetted the directors in breaching their duties to Nash-Finch’s stockholders. Both Putative Class Actions also alleged that the preliminary joint proxy statement/prospectus was false and misleading due to the omission of a variety of allegedly material information. The complaint in the Federal Court Action also asserted additional claims individually on behalf of the plaintiff under the federal securities laws. The Putative Class Actions sought, on behalf of their putative classes, various remedies, including enjoining the merger from being consummated in accordance with its agreed-upon terms, damages, and costs and disbursements relating to the lawsuit.

SpartanNash believes that these lawsuits are without merit; however, to eliminate the burden, expense and uncertainties inherent in such litigation, Nash-Finch and Spartan Stores agreed, as part of settlement discussions, to make certain supplemental disclosures in the joint proxy statement/prospectus requested by the Putative Class Actions in the definitive joint proxy statement/prospectus. On October 30, 2013, the defendants entered into the

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Memorandum of Understanding regarding the settlement of the Putative Class Actions. The Memorandum of Understanding outlined the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Putative Class Actions. In consideration for such settlement and release, Nash-Finch and Spartan Stores acknowledged that the supplemental disclosures in the joint proxy statement/prospectus were made in response to the Putative Class Actions. The Memorandum of Understanding contemplated that the parties will use their best efforts to agree upon, execute and present to the State Court for approval a stipulation of settlement within thirty days after the later of the date that the Merger is consummated or the date that plaintiffs and their counsel have confirmed the fairness, adequacy, and reasonableness of the settlement, and that upon execution of such stipulation, and as a condition to final approval of the settlement, the plaintiff in the Federal Action would withdraw the claims in and cause to be dismissed the Federal Action, with any individual claims being dismissed with prejudice. The Memorandum of Understanding provides that Nash-Finch will pay, on behalf of all defendants, the plaintiffs’ attorneys’ fees and expenses, subject to approval by the State Court, in an amount not to exceed $550,000. On February 11, 2014, the parties executed the Stipulation and Agreement Compromise, Settlement and Release (the “Stipulation of Settlement.”) to resolve, discharge and settle the Putative Class Actions. The Stipulation of Settlement is subject to customary conditions, including approval by the State Court, which will consider the fairness, reasonableness and adequacy of such settlement. On February 18, 2014, the Federal Court entered a final order dismissing the Federal Court Action with prejudice. On February 28, 2014, pursuant to the terms of the Stipulation of Settlement, the plaintiffs in the State Court Action filed an unopposed motion for preliminary approval of class action settlement, conditional certification of class, and approval of notice to be furnished to the class. A hearing before the State Court on the unopposed motion for preliminary approval is set for May 20, 2014. There can be no assurance that the State Court will grant the unopposed motion and ultimately approve the Settlement Stipulation. In such event, the Settlement Stipulation will be null and void and of no force and effect.

SpartanNash contributes to the Central States multi-employer pension plan based on obligations arising from its collective bargaining agreements in Bellefontaine, Lima and Grand Rapids covering its distribution center union associates. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by contributing employers and unions; however, SpartanNash is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets and the administration of the plan. SpartanNash currently contributes to the Central States, Southeast and Southwest Areas Pension Fund under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan. This schedule requires varying increases in employer contributions over the previous year’s contribution. Increases are set within the collective bargaining agreement and vary by location.

Based on the most recent information available to SpartanNash, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that SpartanNash’s contributions to this plan will increase each year. Management believes that funding levels have not changed significantly since December 28, 2013. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 9
Leases

A substantial portion of our store and warehouse properties are operated in leased facilities. SpartanNash also leases small ancillary warehouse facilities, tractor and trailer fleet and certain other equipment. Most of the

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

property leases contain renewal options of varying terms. Terms of certain leases contain provisions requiring payment of percentage rent based on sales and payment of executory costs such as property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premises. Terms of certain leases of transportation equipment contain provisions requiring payment of percentage rent based upon miles driven. Portions of certain property are subleased to others. Operating leases often contain renewal options. In those locations in which it makes economic sense to continue to operate, management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Rental expense, net of sublease income, under operating leases consisted of the following:

(In thousands)	December 28, 2013	March 30, 2013	March 31, 2012
Minimum rentals	$28,978	$31,993	$32,204
Contingent rental payments	541	672	805
Sublease rental income	(2,157)	(1,928)	(1,899)

	$27,362	$30,737	$31,110

Total future lease commitments of SpartanNash under operating and capital leases in effect at December 28, 2013 are as follows:

	Operating Leases			Capital Leases
(In thousands)	Used in Operations	Subleased to Others	Total
Fiscal Year
2014	$46,483	$3,661	$50,144	$11,185
2015	39,515	2,880	42,395	10,682
2016	30,523	2,054	32,577	10,582
2017	21,968	1,613	23,581	10,244
2018	16,766	2,454	19,220	9,935
Thereafter	47,953	10,209	58,162	51,165

Total	$203,208	$22,871	$226,079	103,793

Interest				(36,422)

Present value of minimum lease obligation				67,371
Current maturities				6,244

Long-term capitalized lease obligations				$61,127

Assets held under capital leases consisted of the following:

(In thousands)	December 28, 2013	March 30, 2013
Buildings and improvements	$75,920	$63,164
Equipment	3,272	3,924

	79,192	67,088
Less accumulated amortization and depreciation	25,157	25,705

Net assets under capitalized leases	$54,035	$41,383

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for property under capital leases was $2.8 million, $3.8 million and $3.6 million in the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, respectively.

Certain retail store facilities are leased to others. Of the stores leased to others, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. A majority of the leases provide for minimum and contingent rentals based upon stipulated sales volumes and contain renewal options. Certain of the leases contain escalation clauses.

Owned assets, included in property and equipment, which are leased to others are as follows:

(In thousands)	December 28, 2013	March 30, 2013
Land and improvements	$3,770	$1,173
Buildings	10,252	5,942

	14,022	7,115
Less accumulated amortization and depreciation	4,710	4,427

Net property	$9,312	$2,688

Future minimum rentals to be received under lease obligations in effect at December 28, 2013 are as follows:

(In thousands)

Fiscal Year	Owned Property	Leased Property	Total
2014	$2,626	$5,619	$8,245
2015	1,981	4,561	6,542
2016	1,624	3,179	4,803
2017	1,320	2,507	3,827
2018	853	3,310	4,163
Thereafter	2,146	11,874	14,020

Total	$10,550	$31,050	$41,600

Note 10
Associate Retirement Plans

SpartanNash’s retirement programs include pension plans providing non-contributory benefits and salary reduction defined contribution plans providing contributory benefits. Substantially all of SpartanNash’s associates not covered by collective bargaining agreements are covered by either a frozen non-contributory cash balance pension plan, a frozen pension plan, a defined contribution plan or both. Associates covered by collective bargaining agreements are included in multi-employer pension plans.

Effective January 1, 2011, the Spartan Stores, Inc. Cash Balance Pension Plan (“Cash Balance Pension Plan”) was frozen and, as a result, additional service credits are no longer added to each associate’s account, however, interest credits will continue to accrue. No additional associates are eligible to participate in the Cash Balance Pension Plan after January 1, 2011. Prior to the plan freeze, the plan benefit formula utilized a cash balance approach. Under the cash balance formula, credits were added annually to a participant’s “account” based on a percent of the participant’s compensation and years of vested service at the beginning of each

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calendar year. At SpartanNash’s discretion, interest credits are also added annually to a participant’s account based upon the participant’s account balance as of the last day of the immediately preceding calendar year. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act of 1976 (“ERISA”). Plan assets consist principally of common stocks and U.S. government and corporate obligations. The plan does not hold any SpartanNash stock.

One of our subsidiaries has a qualified non-contributory pension plan, Retirement Plan for Employees of Super Food Services, Inc. (“Super Foods Plan”), to provide retirement income for certain eligible full-time employees who are not covered by a union retirement plan. Pension benefits under the plan are based on length of service and compensation. Our subsidiary contributes amounts necessary to meet minimum funding requirements. This plan has been curtailed and no new associates can enter the plan. This plan is also frozen for additional service credits.

SpartanNash also maintains a Supplemental Executive Retirement Plan (“SERP”), which provides nonqualified deferred compensation benefits to SpartanNash key employees and executive officers. Benefits under the SERP are paid from SpartanNash’s general assets as there is no separate trust established to fund benefits.

Expense for employer matching and profit sharing contributions made to defined contribution plans totaled $4.8 million, $4.8 million and $5.4 million in the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, respectively.

We also have deferred compensation plans for a select group of management or highly compensated associates. The plans are unfunded and permit participants to defer receipt of a portion of their base salary, annual bonus or long-term incentive compensation which would otherwise be paid to them. The deferred amounts, plus earnings, are distributed following the associate’s termination of employment. Earnings are based on the performance of phantom investments elected by the participant from a portfolio of investment options.

SpartanNash also has two separate trusts established for the protection of cash balances owed to participants in our deferred compensation plans. We were required to fund these trusts with 125% of our pre-merger liability to plan participants. This requirement was specified by the plan documents. We currently have cash balances in these trusts, which are administered by Wells Fargo. When we make payments to plan participants, we submit a claim to the trust for reimbursement. The corporate-owned life insurance was intended in the past to mirror our liability to participants in the deferred compensation plan. It was our intention to mirror the investments chosen by plan participants so as to minimize our risk if the phantom investments chosen by the plan participants increased in value. The net cash surrender value of approximately $5.5 million at December 28, 2013 is recorded on the balance sheet in Other Long-term Assets. These policies have an aggregate amount of life insurance coverage of approximately $66 million.

SpartanNash also holds additional variable universal life insurance policies on certain key associates intended to fund distributions under some of the deferred compensation plans referenced above. The company-owned policies have annual premium payments of $0.8 million. The net cash surrender value of approximately $3.3 million at December 28, 2013 and March 30, 2013 is recorded in the accompanying consolidated balance sheets in Other Long-term Assets. These policies have an aggregate amount of life insurance coverage of approximately $15 million.

SpartanNash and certain subsidiaries provide health care benefits to retired associates who were not covered by collective bargaining arrangements during their employment (“covered associates”) under the Spartan Stores Postretirement Medical Benefits Plan (“Spartan Stores Medical Plan”). Former Spartan Stores associates who

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have at least 30 years of service or 10 years of service and have attained age 55, and who were not covered by collective bargaining arrangements during their employment qualify as covered associates. Qualified covered associates that retired prior to March 31, 1992 receive major medical insurance with deductible and coinsurance provisions until age 65 and Medicare supplemental benefits thereafter. Covered associates retiring after April 1, 1992 are eligible for monthly postretirement health care benefits of $5 multiplied by the associate’s years of service. This benefit is in the form of a credit against the monthly insurance premium. The retiree pays the balance of the premium. Associates hired after December 31, 2001 are not eligible for these benefits.

The following tables set forth the actuarial present value of benefit obligations, funded status, change in benefit obligation, change in plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for SpartanNash’s pension and postretirement benefit plans excluding multi-employer plans. The accrued benefit costs are reported in Postretirement benefits in the consolidated balance sheets.

	Cash Balance Pension Plan		Super Foods Plan	SERP
(In thousands, except percentages)	December 28, 2013	March 30, 2013	December 28, 2013	December 28, 2013	March 30, 2013
Funded Status
Projected Benefit Obligation
Beginning of year	$60,202	$59,950	$—	$877	$985
Obligation assumed in merger	—	—	44,915	—	—
Interest cost	1,682	2,587	234	24	39
Actuarial (gain) loss	(427)	1,565	6	1	31
Benefits paid	(3,632)	(3,900)	(480)	(46)	(178)

End of year	$57,825	$60,202	$44,675	$856	$877

Fair value of plan assets
Beginning of year	$64,590	$59,076	$—	$—	$—
Assets assumed in merger	—	—	38,147	—	—
Actual return on plan assets	6,019	5,375	1,305	—	—
Company contributions	—	4,039	—	46	178
Benefits paid	(3,632)	(3,900)	(480)	(46)	(178)

Plan assets at fair value at measurement date	$66,977	$64,590	$38,972	$—	$—

Funded (unfunded) status	$9,152	$4,388	$(5,703)	$(856)	$(877)

Components of net amount recognized in financial position:
Noncurrent assets	$9,152	$4,388	$—	$—	$—
Current liabilities	—	—	—	(91)	(104)
Noncurrent liabilities	—	—	(5,703)	(765)	(773)

Net asset/(liability)	$9,152	$4,388	$(5,703)	$(856)	$(877)

Amounts recognized in accumulated other comprehensive income:
Net unrecognized actuarial loss (gain)	$14,568	$19,541	$(1,041)	$337	$359

Weighted average assumptions at measurement date:
Discount rate	4.35%	3.90%	4.65%	4.35%	3.90%
Expected return on plan assets	5.95%	6.55%	5.70%	N/A	N/A

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for all of the defined benefit pension plans was $103.4 million and $61.1 million at December 28, 2013 and March 30, 2013, respectively.

	Spartan Stores Medical Plan
(In thousands, except percentages)	December 28, 2013	March 30, 2013
Funded Status
Accumulated Benefit Obligation
Beginning of year	$9,982	$9,130
Service cost	194	194
Interest cost	287	404
Plan amendments	(582)	—
Actuarial (gain) loss	(1,665)	549
Benefits paid	(249)	(295)

End of year	$7,967	$9,982

Fair value of plan assets
Beginning of year	$—	$—
Employer contributions	249	295
Benefits paid	(249)	(295)

Plan assets at fair value at measurement date	$—	$—

Unfunded status	$(7,967)	$(9,982)

Components of net amount recognized in financial position:
Current liabilities	$(323)	$(332)
Non-current liabilities	(7,644)	(9,650)

Net liability	$(7,967)	$(9,982)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$981	$2,780
Prior service credit	(882)	(342)

	$99	$2,438

Weighted average assumption at measurement date:
Discount rate	5.05%	3.90%

Components of net periodic (benefit) cost

	Cash Balance Pension Plan			Super Foods Plan
(In thousands)	December 28, 2013	March 30, 2013	March 31, 2012	December 28, 2013
Interest cost	$1,682	$2,587	$2,893	$234
Expected return on plan assets	(3,069)	(4,499)	(4,081)	(258)
Amortization of actuarial net loss	976	1,279	1,656	—

Net periodic benefit (income) cost	(411)	(633)	468	(24)
Settlement expense	621	—	—	—

Total expense (income)	$210	$(633)	$468	$(24)

Weighted average assumptions at measurement date:
Discount rate	3.90%	4.50%	5.00%	4.60%
Expected return on plan assets	6.55%	7.50%	7.75%	6.00%

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	SERP
(In thousands)	December 28, 2013	March 30, 2013	March 31, 2012
Interest cost	24	39	51
Amortization of actuarial net loss	23	32	40

Net periodic benefit cost	47	71	91
Settlement expense	—	50	—

Total expense	$47	$121	$91

Weighted average assumption at measurement date:
Discount rate	3.90%	4.50%	5.00%

	Spartan Stores Medical Plan
(In thousands)	December 28, 2013	March 30, 2013	March 31, 2012
Service cost	$194	$194	$192
Interest cost	287	404	424
Amortization of prior service credit	(42)	(54)	(54)
Amortization of actuarial net loss	134	137	133

Net periodic benefit cost	$573	$681	$695

Weighted average assumption at measurement date:
Discount rate	3.90%	4.50%	5.00%

The net actuarial loss and prior service cost included in “Accumulated Other Comprehensive Income” and expected to be recognized in net periodic benefit cost during fiscal year 2014 are as follows:

	Pension Benefits
(In thousands)	Cash Balance Pension Plan	Super Foods Plan	SERP
Net actuarial loss	$990	$—	$30

(In thousands)	Spartan Stores Medical Plan
Prior service credit	$(158)
Net actuarial loss	20

Prior service costs (credits) are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses for the Cash Balance Pension Plan are amortized over the average remaining service life of active participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets. As a result of the continued separation of participants from the other pension plan, almost all participants are inactive. Actuarial gains and losses are recognized over the average remaining life expectancy of inactive participants.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. Assumed health care cost trend rates were as follows:

	December 28, 2013	March 30, 2013	March 31, 2012
Pre-65	8.00%	8.50%	8.00%
Post-65	7.00%	7.50%	8.00%

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of a one-percentage point increase or decrease in assumed health care cost trend rates on the total service and interest components and the post-retirement benefit obligations would be less than $0.1 million.

SpartanNash has assumed an average long-term expected return on Cash Balance Pension Plan assets of 5.95% as of December 28, 2013. The expected return assumption was modeled by third-party investment portfolio managers, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. Determining projected stock and bond returns and then applying these returns to the target asset allocations of the plan assets developed the expected return. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. This overall return assumption is believed to be reasonable over a longer-term period that is consistent with the liabilities. SpartanNash has assumed an average long-term expected return on the Super Foods Plan assets of 5.70% as of December 28, 2013. The expected return assumption was based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. This assumption is assumed to be reasonable over a long-term period that is consistent with the liabilities.

SpartanNash has an investment policy for the Cash Balance Pension Plan with a long-term asset allocation mix designed to meet the long-term retirement obligations. The asset allocation mix is reviewed periodically and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes both the targeted allocation of the Cash Balance Pension Plan’s weighted-average asset allocation by asset category and actual allocations as of December 28, 2013 and March 30, 2013:

		Cash Balance Pension Plan Assets
Asset Category	Target Range	December 28, 2013	March 30, 2013
Equity securities	47.0 – 67.0%	63.5%	58.7%
Fixed income	33.0 – 43.0	35.8	37.9
Cash equivalents	0.0 – 10.0	0.7	3.4

Total	100.0%	100%	100%

The investment policy emphasizes the following key objectives: (1) provide benefit security to participants by maximizing the return on Plan assets at an acceptable risk level (2) maintain adequate liquidity for current benefit payments (3) avoid unexpected increases in pension expense and (4) within the scope of the above objectives, minimize long term funding to the Plan.

SpartanNash has an investment policy for the Super Foods Plan with a long-term asset allocation mix designed to meet the long-term retirement obligations by investing in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs. The asset allocation mix is reviewed periodically and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes both the targeted allocation of the Super Foods Plan’s weighted-average asset allocation by asset category and actual allocations as of December 28, 2013:

		Super Foods Plan Assets
Asset Category	Target Range	December 28, 2013
Equity securities	55.0 – 65.0%	63.7%
Fixed income	35.0 – 45.0	36.3

Total	100.0%	100%

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the pension plans’ assets at December 28, 2013 by asset category is as follows:

	Fair Value Measurements
(In thousands)	Total	Quoted prices in markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mutual funds	$87,439	$87,439	$—	$—
Money market fund	439	—	439	—
Guaranteed annuity contract	18,071	—	—	18,071

Total fair value	$105,949	$87,439	$439	$18,071

The fair value of SpartanNash Cash Balance Pension Plan assets at March 30, 2013 by asset category is as follows:

	Fair Value Measurements
(In thousands)	Total	Quoted prices in markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mutual funds	$58,471	$58,471	$—	$—
Money market fund	2,229	—	2,229	—
Guaranteed annuity contract	3,890	—	—	3,890

Total fair value	$64,590	$58,471	$2,229	$3,890

Level 3 assets consisted of the guaranteed annuity contracts. A reconciliation of the beginning and ending balances for Level 3 assets follows:

(In thousands)	December 28, 2013	March 30, 2013
Balance, beginning of year	$3,890	$4,025
Balance assumed in merger	14,324	—
Purchases, sales, issuances and settlements, net	(578)	(420)
Interest income	236	217
Realized gains	199	68

Balance, end of year	$18,071	$3,890

See Note 7 for a discussion of the levels of the fair value hierarchy. The assets’ fair value measurement level above is based on the lowest level of any input that is significant to the fair value measurement.

The following is a description of the valuation methods used for the plans’ assets measured at fair value in the above tables:

•	Cash & money market funds: The carrying value approximates fair value.

•

Mutual Funds: These investments are publicly traded investments, which are valued using the net asset value (NAV). The NAV of the mutual funds is a quoted price in an active market. The NAV is determined once a day after the closing of the exchange based upon the underlying assets in the fund, less the fund’s liabilities, expressed on a per-share basis. The NAV is a quoted price in an active market and classified within level 1 of the fair value hierarchy of ASC 820.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

Guaranteed Annuity Contracts: The guaranteed annuity contract is an immediate participation contract held with an insurance company that acts as custodian of the pension plans’ assets. The guaranteed annuity contract is stated at contract value as determined by the custodian, which approximates fair value. We evaluate the general financial condition of the custodian as a component of validating whether the calculated contract value is an accurate approximation of fair value. The review of the general financial condition of the custodian is considered obtainable/observable through the review of readily available financial information the custodian is required to file with the Securities and Exchange Commission. The group annuity contract is classified within level 3 of the valuation hierarchy of ASC 820.

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

SpartanNash expects to make contributions of $0 and $2.3 million to the Cash Balance Pension Plan and the Super Foods Plan, respectively, in the fiscal year ending January 3, 2015.

The following estimated benefit payments are expected to be paid in the following fiscal years:

(In thousands)	Pension Benefits and SERP Benefits	Post- retirement Benefits
2014	$8,477	$409
2015	8,340	424
2016	8,704	448
2017	8,342	485
2018	8,024	523
2019 to 2023	37,290	3,050

In addition to the plans described above, SpartanNash participates in the Central States Southeast and Southwest Areas pension plan and, the Michigan Conference of Teamsters and Ohio Conference of Teamsters Health and Welfare plans (collectively referred to as “multiemployer plans”) and other defined contribution plans for most associates covered by collective bargaining agreements.

SpartanNash contributes to these multiemployer plans under the terms of existing collective bargaining agreements and in the amounts set forth in the related collective bargaining agreements. The health and welfare plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of the plan. The vast majorities of SpartanNash contributions benefit active employees and as such, may not constitute contributions to a postretirement benefit plan. However, SpartanNash is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid for active participants in the plan.

In regards to SpartanNash’s participation in the Central States Southeast and Southwest Areas pension plan, expense is recognized as contributions are funded and in accordance with accounting standards. SpartanNash contributed $6.8 million, $8.2 million and $8.2 million to this plan for the 39 week period ended December, 28 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, respectively. The risk of participating in a multi-employer pension plan is different from the risk associated with single-employer plans in the following respects:

a.	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SpartanNash’s participation in the Central States Southeast and Southwest Areas pension plan is outlined in the tables below which provide additional information about the collective bargaining agreements associated with this multi-employer plan in which SpartanNash participates. The EIN/Pension Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status (“PPA”) available in 2013 and 2012 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that SpartanNash received from the plan and is certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan.

Pension Fund	EIN – Pension Plan Number	Plan Month / Day End Date	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharges Imposed or Amortization Provisions
			2013	2012		2013	2012	2011
Central States, Southeast and Southwest Areas Pension Fund	36-6044243-001	12/31	Red	Red	Implemented	$6,822	$8,248	$8,232	(b	)

Pension Fund	Total Collective Bargaining Agreements (a)	Expiration Date	Percentage of Associates under Collective Bargaining Agreement	Over 5% Contribution 2013
Central States, Southeast and Southwest Areas Pension Fund	5	02/2014 to 01/2016	8.0%	No

(a)	SpartanNash is party to five collective-bargaining agreements that require contributions to the Central States, Southeast and Southwest Areas Pension Plan. These agreements cover warehouse personnel and drivers in Grand Rapids, Michigan, Bellefontaine, Ohio and Lima, Ohio distribution centers.
(b)	SpartanNash is party to five collective-bargaining agreements that require contributions to the Central States, Southeast and Southwest Areas Pension Plan. The agreement that covers warehouse personnel and drivers in the Grand Rapids, Michigan distribution center has no surcharges imposed or amortization provisions while the agreements that cover warehouse personnel and drivers in the Bellefontaine, Ohio and Lima, Ohio distribution centers does have surcharges imposed or amortization provisions.

At the date the financial statements were issued, Form 5500 was generally not available for the plan year ended in 2013.

See Note 8 for further information regarding SpartanNash’s participation in the Central States, Southeast and Southwest Areas Pension Fund.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11

Comprehensive Income or Loss

SpartanNash reports comprehensive income or loss in accordance with ASU 2012-13, “Comprehensive Income,” in the financial statements. Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders. Generally, for SpartanNash, total comprehensive income equals net earnings plus or minus adjustments for pension and other postretirement benefits. In the fiscal year ended March 31, 2012, comprehensive income also included adjustments related to an interest rate swap agreement.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. As of December 28, 3013 and March 30, 2013 AOCI is the cumulative balance related to pension and other postretirement benefits.

During the 39 week period ended December 28, 2013, $4.9 million was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $8.3 million increased selling, general and administrative expenses and $3.4 million reduced income taxes. During the fiscal year ended March 30, 2013, $0.1 million was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.2 million increased selling, general and administrative expenses and $0.1 million reduced income taxes. During the fiscal year ended March 31, 2012, $0.8 million was reclassified to AOCI from the Condensed Consolidated Statement of Earnings, of which $2.4 million decreased selling, general and administrative expenses, $1.1 million increased interest expense and $0.5 million increased income taxes.

Note 12

Taxes on Income

The income tax provision for continuing operations is made up of the following components:

(In thousands)	December 28, 2013	March 30, 2013	March 31, 2012
Currently payable:
Federal	$3,897	$17,056	$(191)
State	510	2,490	2,016

Total currently payable	4,407	19,546	1,825
Deferred:
Federal	531	(3,361)	15,734
State	(4,097)	(760)	2,127

Total deferred	(3,566)	(4,121)	17,861

Total	$841	$15,425	$19,686

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	December 28, 2013	March 30, 2013	March 31, 2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	(112.7)	2.6	5.2
Charitable product donations	(13.4)	(0.8)	(0.7)
Non-deductible merger expenses	101.3	—	—
Change in tax contingencies	36.9	0.3	—
Domestic product activities deduction	(8.6)	(0.2)	(0.3)
Non-deductible expenses	3.8	0.5	0.3
Other, net	(1.7)	(1.7)	(1.1)

Effective income tax rate	40.6%	35.7%	38.2%

Deferred tax assets and liabilities resulting from temporary differences as of December 28, 2013 and March 30, 2013 are as follows:

(In thousands)	December 28, 2013	March 30, 2013
Deferred tax assets:
Employee benefits	$25,874	$15,108
Accrued workers compensation	4,216	904
Allowance for doubtful accounts	2,365	460
Intangible assets	8,949	1,107
Restructuring	2,244	17
Deferred revenue	2,401	1,085
Accrued rent	4,551	1,210
Accrued insurance	1,322	133
All other	3,872	243

Total deferred tax assets	55,794	20,267

Deferred tax liabilities:
Property and equipment	63,384	32,404
Inventory	51,049	6,916
Goodwill	44,935	48,575
Convertible debt interest	1,055	1,365
Leases	8,912	7,943
All other	2,605	1,332

Total deferred tax liabilities	171,940	98,535

Net deferred tax asset (liability)	$(116,146)	$(78,268)

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	December 28, 2013	March 30, 2013
Balance at beginning of year	$2,648	$2,493
Liability assumed in merger	1,754	—
Gross increases – tax positions taken in prior years	16	67
Gross decreases – tax positions taken in prior years	(1,339)	(404)
Gross increases – tax positions taken in current year	4,673	670
Lapse of statute of limitations	—	(178)

Balance at end of year	$7,752	$2,648

SpartanNash anticipates that $5.2 million of the unrecognized tax benefits will be settled prior to January 3, 2015. SpartanNash recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of December 28, 2013, the balance of unrecognized tax benefits included tax positions, including interest and penalties, of $2.7 million that would reduce SpartanNash’s effective income tax rate if recognized in future periods.

SpartanNash or its subsidiaries file income tax returns with federal, state and local tax authorities within the United States. In May 2012, the Internal Revenue Service (IRS) completed its examination of Spartan Stores, Inc.’s federal income tax returns for fiscal year March 27, 2010. During fiscal 2010, federal tax authorities completed an audit of Nash-Finch Company’s 2008 tax year. No adjustments that would have a substantial impact on the effective tax rate occurred. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years before March 29, 2008. Income tax returns related to the former Nash-Finch Company, with few exceptions, are no longer subject to U.S. federal, state or local examinations by tax authorities for the fiscal year ended January 2, 2010 and earlier. Nash-Finch Company is currently under audit by the Internal Revenue Service for the three fiscal years in the period ended December 29, 2012.

Note 13

Stock-Based Compensation

SpartanNash has three shareholder-approved ten-year stock incentive plans covering 4,792,048 shares of SpartanNash’s common stock: the Spartan Stores, Inc. 2001 Stock Incentive Plan (the “2001 Plan”), the Spartan Stores, Inc. Stock Incentive Plan of 2005 (the “2005 Plan”) and the Nash-Finch Company 2009 Incentive Award Plan (the “2009 Plan”). The 2009 Plan was assumed in connection with the merger of Spartan Stores and Nash-Finch Company, and Spartan Stores may issue shares under the 2009 Plan, but only to associates who were not employed by Spartan Stores or its affiliates at the time of the merger. The plans provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. Holders of restricted stock and stock awards are entitled to participate in cash dividends and dividend equivalents. The 2001 plan expired on May 8, 2011 and no shares remained unissued as of that date. As of December 28, 2013, 712,974 shares and 579,925 shares remained unissued under the 2005 Plan and the 2009 Plan, respectively.

Stock option awards were granted with an exercise price equal to the market value of SpartanNash common stock at the date of grant, vest and become exercisable in 25 percent increments over a four-year service period and have a maximum contractual term of ten years. Upon a “Change in Control”, as defined by the Plan, all

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding options vest immediately. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility was determined based upon a combination of historical volatility of SpartanNash common stock and the expected volatilities of guideline companies that are comparable to SpartanNash in most significant respects to reflect management’s best estimate of SpartanNash’s future volatility over the option term. Due to certain events that were considered unusual and/or infrequent in nature, and that resulted in significant business changes during the limited historical exercise period, management did not believe that SpartanNash’s historical exercise data provided a reasonable basis upon which to estimate the expected term of stock options. Therefore, the expected term of stock options granted was determined using the “simplified” method as described in SEC Staff Accounting Bulletins that uses the following formula: ((vesting term + original contract term)/2). The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, using U.S. constant maturities with remaining terms equal to the expected term. Expected dividend yield is based on historical dividend payments. No stock options were granted in the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012.

The following table summarizes stock option activity for the three years ended December 28, 2013:

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value (In thousands)
Options outstanding at March 26, 2011	804,721	$17.71	6.02	$1,243
Granted	—	—
Exercised	(84,630)	11.64		572
Cancelled/Forfeited	(16,962)	17.94

Options outstanding at March 31, 2012	703,129	18.43	5.53	1,926
Granted	—	—
Exercised	(25,050)	8.10		210
Cancelled/Forfeited	(24,608)	18.64

Options outstanding at March 30, 2013	653,471	18.82	4.65	1,428
Granted	—	—
Exercised	(24,976)	9.49		298
Cancelled/Forfeited	(41,729)	17.71

Options outstanding at December 28, 2013	586,766	19.30	4.01	2,965

Options exercisable at March 31, 2012	557,787	18.60	5.22	1,581

Options exercisable at March 30, 2013	619,658	19.09	4.57	1,304

Options exercisable at December 28, 2013	586,766	$19.30	4.01	$2,965

Vested and expected to vest in the future at December 28, 2013	586,766	$19.30		$2,965

Cash received from option exercises was $0.3 million, $0.2 million and $1.0 million during the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, respectively.

Restricted shares awarded to employees vest ratably over a four-year service period and one year for grants to the Board of Directors. Awards granted to employees prior to fiscal 2012 vest ratably over a five-year service period. Awards are subject to certain transfer restrictions and forfeiture prior to vesting. All shares fully vest

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

upon a “Change in Control” as defined by the Plan. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the required service period. On December 17, 2013, the Board of Directors approved a modification to the outstanding restricted stock awards to provide for continued vesting upon retirement. As a result, incremental expense of $4.2 million was recognized to reflect the cumulative compensation expense recognized over the required service period of each restricted shareholder.

The following table summarizes restricted stock activity for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding and nonvested at March 26, 2011	547,771	$16.99
Granted	222,848	16.06
Vested	(175,433)	17.60
Forfeited	(14,293)	15.67

Outstanding and nonvested at March 31, 2012	580,893	16.48
Granted	215,014	17.78
Vested	(217,737)	17.47
Forfeited	(31,988)	16.52

Outstanding and nonvested at March 30, 2013	546,182	16.59
Granted	227,207	18.07
Vested	(225,600)	16.94
Forfeited	(28,954)	16.94

Outstanding and nonvested at December 28, 2013	518,835	$17.07

The total fair value of shares vested during the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012 was $3.6 million, $3.9 million and $2.8 million, respectively.

Share-based compensation expense recognized and included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings and related tax benefits were as follows:

(In thousands)	December 28, 2013	March 30, 2013	March 31, 2012
Stock options	$14	$196	$1,238
Restricted stock	6,937	3,866	3,810
Tax benefits	(2,640)	(1,572)	(1,928)

	$4,311	$2,490	$3,120

As of December 28, 2013, total unrecognized compensation cost related to non-vested share-based awards granted under our stock incentive plans was $3.0 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.2 years for restricted stock. All compensation costs related to stock options have been recognized.

SpartanNash recognized tax deductions of $4.1 million, $4.3 million and $3.5 million related to the exercise of stock options and the vesting of restricted stock during the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, respectively.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SpartanNash has a stock bonus plan covering 300,000 shares of SpartanNash common stock. Under the provisions of this plan, certain officers and key associates of SpartanNash may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 30% of the portion of the bonus they elect to receive in stock. After the shares are issued the holder is not able to sell or otherwise transfer the shares until the end of the holding period which is currently 12 months. Compensation expense is recorded based upon the market price of the stock as of the measurement date. A total of 70,302 shares remained unissued under the plan at December 28, 2013.

SpartanNash has an associate stock purchase plan covering 200,000 shares of SpartanNash common stock. The plan provides that associates of SpartanNash and its subsidiaries may purchase shares at 95% of the fair market value. As of December 28, 2013, 30,787 shares had been issued under the plan. The associate stock purchase plan was suspended during the 39 week period ended December 28, 2013 in conjunction with the merger with Nash-Finch Company and cash balances were refunded to participants. SpartanNash intends to reinstate the associate stock purchase plan in April 2014.

Note 14

Concentration of Credit Risk

We provide financial assistance in the form of loans to some of our independent retailers for inventories, store fixtures and equipment and store improvements. Loans are generally secured by liens on real estate, inventory and/or equipment, personal guarantees and other types of collateral, and are generally repayable over a period of five to seven years. We establish allowances for doubtful accounts based upon periodic assessments of the credit risk of specific customers, collateral value, historical trends and other information. We believe that adequate provisions have been recorded for any doubtful accounts. In addition, we may guarantee debt and lease obligations of retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.

As of December 28, 2013, we have guaranteed outstanding lease obligations of a number of Food Distribution customers in the amount of $1.0 million. In the normal course of business, we also sublease and assign to third parties various leases. As of December 28, 2013, we estimate the present value of our maximum potential obligation, with respect to the subleases to be approximately $17.7 million and assigned leases to be approximately $7.9 million.

For guarantees issued after December 31, 2002, we are required to recognize an initial liability for the fair value of the obligation assumed under the guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $1.0 million, which is referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. A liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements.

Note 15

Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $4.1 million, $3.9 million and $3.6 million for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, respectively, and the exchange of $40.3 million of Convertible

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes for New Notes in the fiscal year ended March 30, 2013. Non-cash investing activities include capital expenditures included in accounts payable of $16.5 million, $3.3 million and $3.3 million for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, respectively, and the issuance of common stock related to the merger with Nash-Finch Company of $379.6 million. In the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012, SpartanNash entered into capital lease agreements totaling $1.5 million, $4.0 million and $9.7 million, respectively.

Note 16

Discontinued Operations

Certain of our retail and food distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless otherwise noted.

The results of discontinued operations reported on the Consolidated Statements of Earnings are reported net of tax.

Discontinued operations did not have sales for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013 and March 31, 2012. Significant assets and liabilities of discontinued operations are as follows:

(In thousands)	December 28, 2013	March 30, 2013
Current assets	$23	$38
Property, net	3,167	4,810
Other long-term assets	1,577	653
Current liabilities	183	800
Long-term liabilities	41	32

Note 17

Reporting Segment Information

We sell and distribute products that are typically found in supermarkets. Our operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. SpartanNash’s chief operating decision maker is the Chief Executive Officer. Our business is classified by management into three reportable segments: Military, Food Distribution and Retail. These reportable segments are three distinct businesses, each with a different customer base and management structure. We review our reportable segments on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred. Upon completion of the merger with Nash-Finch, we reviewed how the business was managed, how resources were allocated and how operating performance is assessed and determined that we had three reportable segments. Prior to the merger with Nash-Finch we operated two reportable segments: Food Distribution and Retail.

Our Food Distribution segment consists of 13 distribution centers that supply independently operated retail food stores, our corporate owned stores and other customers with dry grocery, produce, dairy, meat, delicatessen, bakery, beverages, frozen food, seafood, floral, general merchandise, pharmacy and health and beauty care items. Sales to independent retail customers and inter-segment sales are recorded based upon both a “cost plus” model and a “variable mark-up” model which varies by commodity and servicing distribution center. To supply its wholesale customers, SpartanNash operates a fleet of tractors, conventional trailers and refrigerated trailers.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Military segment consists of eight distribution centers that distribute products primarily to military commissaries and exchanges.

The Retail segment operates 172 supermarkets in the Midwest. Our retail supermarkets are operated under banners including Family Fare Supermarkets, No Frills, Bag ‘N Save, Family Fresh Markets, D&W Fresh Markets, Sun Mart and Econo Foods, as well as several other brands. Our retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. In 90 of our supermarkets, we also offer pharmacy services and 34 fuel centers were in operation as of December 28, 2013.

The allocation of corporate overhead to the reporting segments was performed for the legacy Spartan Stores operations and the legacy Nash-Finch Company operations using methodologies consistent with Spartan Stores’ and Nash-Finch Company’s respective historical practices. Management is in the process of evaluating potential methodologies for allocating corporate overhead to the reporting segments to determine the most appropriate manner for the newly merged operations. The future allocation methodology could result in reporting segment operating results that are materially different than currently reported.

Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

The following tables set forth information about SpartanNash by reporting segment:

(In thousands)	Military	Food Distribution	Retail	Total
39 Week Period Ended December 28, 2013
Net sales to external customers	$248,643	$1,095,759	$1,252,828	$2,597,230
Inter-segment sales	—	555,585	—	555,585
Merger transaction and integration expenses	—	20,993	—	20,993
Depreciation and amortization	1,371	9,547	26,164	37,082
Operating earnings	3,202	9,266	4,325	16,793
Capital expenditures	2,246	13,867	21,087	37,200
Year Ended March 30, 2013 (52 weeks)
Net sales to external customers	$—	$1,120,650	$1,487,510	$2,608,160
Inter-segment sales	—	663,578	—	663,578
Depreciation and amortization	—	8,712	30,369	39,081
Operating earnings	—	45,630	15,338	60,968
Capital expenditures	—	8,797	33,215	42,012
Year Ended March 31, 2012 (53 weeks)
Net sales to external customers	$—	$1,138,739	$1,495,487	$2,634,226
Inter-segment sales	—	660,628	—	660,628
Depreciation and amortization	—	8,444	28,350	36,794
Operating earnings	—	44,292	22,191	66,483
Capital expenditures	—	9,375	33,143	42,518

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 28, 2013	March 30, 2013	March 31, 2012
Total Assets at Year End
Military	$495,218	$—	$—
Food Distribution	773,215	254,326	216,873
Retail	725,474	529,840	541,110
Discontinued operations	4,767	5,501	5,490

Total	$1,998,674	$789,667	$763,473

SpartanNash offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The following table presents sales by type of similar product and services:

(Dollars in thousands)	December 28, 2013 (39 weeks)		March 30, 2013 (52 weeks)		March 31, 2012 (53 weeks)
Non-perishables (1)	$1,393,157	53.6%	$1,289,461	49.4%	$1,293,147	49.1%
Perishables (2)	894,783	34.5	930,659	35.7	933,545	35.4
Fuel	145,631	5.6	179,012	6.9	187,631	7.1
Pharmacy	163,659	6.3	209,028	8.0	219,903	8.4

Consolidated net sales	$2,597,230	100%	$2,608,160	100%	$2,634,226	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18

Quarterly Financial Information (unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. Common stock prices are the high and low sales prices for transactions reported on the NASDAQ Global Select Market for each period.

(In thousands, except per share data)	Full Year (39 weeks)	3rd Quarter (15 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)
Fiscal December 28, 2013
Net sales	$2,597,230	$1,335,354	$649,471	$612,405
Gross profit	486,880	225,308	136,296	125,276
Merger transaction and integration expenses	20,993	15,519	3,638	1,836
Restructuring and asset impairment	15,644	14,657	—	987
Debt extinguishment	5,527	5,527	—	—
Earnings (loss) from continuing operations before income taxes	2,070	(21,480)	15,870	7,680
Earnings (loss) from continuing operations	1,229	(13,670)	10,115	4,784
Discontinued operations, net of taxes	(488)	(322)	(65)	(101)
Net earnings (loss)	$741	$(13,992)	$10,050	$4,683
Earnings (loss) from continuing operations per share:
Basic	$0.05	$(0.49)	$0.46	$0.22
Diluted	0.05	(0.49)	0.46	0.22
Net earnings (loss) per share:
Basic	$0.03	$(0.50)	$0.46	$0.21
Diluted	0.03	(0.50)	0.46	0.21
Dividends	$5,908	$1,969	$1,969	$1,970
Common stock price – High	24.78	24.78	24.40	19.73
Common stock price – Low	16.10	21.02	17.90	16.10

(In thousands, except per share data)	Full Year (52 weeks)	4th Quarter (12 weeks)	3rd Quarter (16 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)
Fiscal March 30, 2013
Net sales	$2,608,160	$592,809	$789,880	$621,559	$603,912
Gross profit	545,544	132,643	160,955	130,226	121,720
Restructuring and asset impairment	1,589	1,233	—	356	—
Debt extinguishment	5,047	2,762	2,285	—	—
Earnings from continuing operations before income taxes	43,267	13,012	5,092	16,558	8,605
Earnings from continuing operations	27,842	7,939	3,472	10,355	6,076
Discontinued operations, net of taxes	(432)	(237)	(72)	(50)	(73)
Net earnings	27,410	$7,702	$3,400	$10,305	$6,003
Earnings from continuing operations per share:
Basic	$1.28	$0.37	$0.16	$0.48	$0.28
Diluted	1.27	0.36	0.16	0.47	0.28
Net earnings per share:
Basic	$1.26	$0.35	$0.16	$0.47	$0.27
Diluted	1.25	0.35	0.16	0.47	0.27
Dividends	$6,899	$1,740	$1,739	$1,740	$1,680
Common stock price – High	18.74	18.33	16.61	18.74	18.66
Common stock price – Low	13.44	15.20	13.62	13.44	15.91

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of Spartan Stores, Inc.’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of December 28, 2013 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of Spartan Stores, Inc.’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, Spartan Stores, Inc.’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of Spartan Stores, Inc., including the Chief Executive Officer, the Chief Financial Officer and Chief Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Spartan Stores, Inc.’s internal controls were designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Spartan Stores, Inc.; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Spartan Stores, Inc. are being made only in accordance with authorizations of management and directors of Spartan Stores, Inc.; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Spartan Stores, Inc.’s assets that could have a material effect on the financial statements.

Management of Spartan Stores, Inc. conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that Spartan Stores, Inc.’s internal control over financial reporting was effective as of December 28, 2013. On November 19, 2013, we consummated a merger with Nash-Finch Company (the “merged business”). The merged business has been excluded from management’s assessment of internal controls as of December 28, 2013. The merged business excluded from management’s assessment represents 60% and 22% of total assets and total sales, respectively, as of and for the 39 week period ended December 28, 2013.

The registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013 as stated in their report on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Spartan Stores, Inc. and Subsidiaries

Grand Rapids, MI

We have audited the internal control over financial reporting of Spartan Stores, Inc. and subsidiaries (the “Company”) as of December 28, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Nash-Finch Company, which was acquired on November 19, 2013, and whose financial statements constitute 60% of total assets and 22% of total sales, respectively, of the consolidated financial statement amounts as of and for the 39 week period ended December 28, 2013. Accordingly, our audit did not include the internal control over financial reporting at Nash-Finch Company. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the 39 week period ended December 28, 2013 of the Company and our report dated March 12, 2014 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph concerning the Company changing its fiscal year end from the last Saturday in March to the Saturday nearest December 31 and the completion of a merger with Nash-Finch Company.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

March 12, 2014

Changes in Internal Controls Over Financial Reporting

During the last fiscal quarter, there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is here incorporated by reference from the sections titled “The Board of Directors,” “SpartanNash’s Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” and “Transactions with Related Persons” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2014.

Item 11.	Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the section titled “Ownership of SpartanNash Stock” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2014.

The following table provides information about SpartanNash’s equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2014.

EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	586,766	$19.30	1,363,201
Equity compensation plans not approved by security holders	—	Not applicable	—

Total	586,766	$19.30	1,363,201

(1)	Consists of the Spartan Stores, Inc. 1991 Stock Option Plan, the Spartan Stores, Inc. 2001 Stock Incentive Plan, the Spartan Stores, Inc. 2001 Stock Bonus Plan, and the Stock Incentive Plan of 2005. Stock options may no longer be issued under the 1991 Stock Option Plan. The numbers of shares reflected in column (c) in the table above with respect to the Stock Incentive Plan of 2009 (579,925), Stock Incentive Plan of 2005 (712,974 shares) and the 2001 Stock Bonus Plan (70,302 shares) represent shares that may be issued other than upon the exercise of an option, warrant or right. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in SpartanNash’s capitalization.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and the table captioned “Board of Directors Committee Membership” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2014.

Item 14.	Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated March 12, 2014

Consolidated Balance Sheets at December 28, 2013 and March 30, 2013

Consolidated Statements of Earnings for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013, and March 31, 2012.

Consolidated Statements of Comprehensive Income for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013, and March 31, 2012.

Consolidated Statements of Shareholders’ Equity for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013, and March 31, 2012.

Consolidated Statements of Cash Flows for the 39 week period ended December 28, 2013 and the fiscal years ended March 30, 2013, and March 31, 2012.

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit Number	Document

2.1	Agreement and Plan of Merger by and among Spartan Stores, Inc., Nash-Finch Company and SS Delaware Inc. dated July 21, 2013. Previously filed as Exhibit 2.1 to Spartan Stores, Inc.’s Form 8-K filed July 22, 2013 and incorporated herein by reference.

3.1	Restated Articles of Incorporation of Spartan Stores, Inc., as amended.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Incorporated herein by reference.

4.1	Indenture dated December 6, 2012 by and among Spartan Stores, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Incorporated herein by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Incorporated herein by reference.

10.1	Commitment Letter dated July 21, 2013 issued by Wells Fargo Bank, National Association and Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Incorporated herein by reference.

10.2	Amended and Restated Loan and Security Agreement, among Spartan Stores, Inc. and certain of its subsidiaries, as borrowers, and Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party thereto, dated November 19, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 19, 2013. Incorporated herein by reference.

10.3*	Spartan Stores, Inc. Executive Cash Incentive Plan of 2010 as amended.

10.4*	Form of Long-Term Executive Incentive Plan Award dated May 15, 2013. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 22, 2013. Incorporated herein by reference.

10.5*	Form of Long-Term Executive Incentive Plan Award dated May 15, 2012. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 23, 2012. Incorporated herein by reference.

10.6*	Form of Long-Term Executive Incentive Plan Award dated June 15, 2011. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 18, 2011. Incorporated herein by reference.

10.7*	Spartan Stores, Inc. Stock Incentive Plan of 2005, as amended.

10.8*	Determination of Compensation Committee pursuant to the Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on August 3, 2009. Incorporated herein by reference.

10.9*	Spartan Stores, Inc. Supplemental Executive Retirement Plan, as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 27, 2010. Incorporated herein by reference.

10.10*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Incorporated herein by reference.

Exhibit Number	Document

10.11*	Spartan Stores, Inc. Cash Incentive Plan of 2010 as amended.

10.12*	Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 30, 2013. Incorporated herein by reference.

10.13*	Spartan Stores, Inc. Stock Bonus Plan.

10.14*	Nash-Finch Company 2009 Incentive Award Plan. Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed December 6, 2013. Incorporated herein by reference.

10.15*	Form of Restricted Stock Award to officers, dated May 14, 2013. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 22, 2013. Incorporated herein by reference.

10.16*	Form of Restricted Stock Award to non-employee directors, dated May 14, 2013. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 22, 2013. Incorporated herein by reference.

10.17*	Form of Executive Employment Agreement between Spartan Stores, Inc. and the named executive officers, as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2012. Here incorporated by reference.

10.18*	Form of Executive Employment Agreement between Spartan Stores, Inc. and certain executive officers.

10.19*	Form of Executive Severance Agreement between Spartan Stores, Inc. and the named executive officers as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2012. Incorporated herein by reference.

10.20*	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers.

18.1	Preferability Letter.

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spartan Stores, Inc. (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN STORES, INC. (Registrant)

Date: March 12, 2014	By	/S/ DENNIS EIDSON
Dennis Eidson President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spartan Stores, Inc. and in the capacities and on the dates indicated.

March 12, 2014	By	*
M. Shân Atkins Director

March 12, 2014	By	/S/ DENNIS EIDSON
Dennis Eidson President, Chief Executive Officer and Director (Principal Executive Officer)

March 12, 2014	By	*
Mickey P. Foret Director

March 12, 2014	By	*
Dr. Frank M. Gambino Director

March 12, 2014	By	*
Douglas A. Hacker Director

March 12, 2014	By	*
Yvonne R. Jackson Director

March 12, 2014	By	*
Elizabeth A. Nickels Director

March 12, 2014	By	*
Timothy J. O’Donovan Director

March 12, 2014	By	*
Hawthorne Proctor

March 12, 2014	By	*
Craig C. Sturken Chairman and Director

March 12, 2014	By	*
William R. Voss Director

March 12, 2014	By	/S/ DAVID M. STAPLES
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer)

March 12, 2014	By	/S/ PETER O’DONNELL
Peter O’Donnell Vice President Chief Accounting Officer, Controller (Principal Accounting Officer)

March 12, 2014	*By	/S/ DENNIS EIDSON
Dennis Eidson Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Document

2.1	Agreement and Plan of Merger by and among Spartan Stores, Inc., Nash-Finch Company and SS Delaware Inc. dated July 21, 2013. Previously filed as Exhibit 2.1 to Spartan Stores, Inc.’s Form 8-K filed July 22, 2013 and incorporated herein by reference.

3.1	Restated Articles of Incorporation of Spartan Stores, Inc., as amended.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Incorporated herein by reference.

4.1	Indenture dated December 6, 2012 by and among Spartan Stores, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Incorporated herein by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Incorporated herein by reference.

10.1	Commitment Letter dated July 21, 2013 issued by Wells Fargo Bank, National Association and Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Incorporated herein by reference.

10.2	Amended and Restated Loan and Security Agreement, among Spartan Stores, Inc. and certain of its subsidiaries, as borrowers, and Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party thereto, dated November 19, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 19, 2013. Incorporated herein by reference.

10.3*	Spartan Stores, Inc. Executive Cash Incentive Plan of 2010 as amended.

10.4*	Form of Long-Term Executive Incentive Plan Award dated May 15, 2013. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 22, 2013. Incorporated herein by reference.

10.5*	Form of Long-Term Executive Incentive Plan Award dated May 15, 2012. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 23, 2012. Incorporated herein by reference.

10.6*	Form of Long-Term Executive Incentive Plan Award dated June 15, 2011. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended June 18, 2011. Incorporated herein by reference.

10.7*	Spartan Stores, Inc. Stock Incentive Plan of 2005, as amended.

10.8*	Determination of Compensation Committee pursuant to the Spartan Stores, Inc. Stock Incentive Plan of 2005. Previously filed as an exhibit to Spartan Stores’ Current Report on Form 8-K on August 3, 2009. Incorporated herein by reference.

10.9*	Spartan Stores, Inc. Supplemental Executive Retirement Plan, as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 27, 2010. Incorporated herein by reference.

Exhibit Number	Document

10.10*	Spartan Stores, Inc. Supplemental Executive Savings Plan. Previously filed as an exhibit to Spartan Stores Form S-8 Registration Statement filed on December 21, 2001. Incorporated herein by reference.

10.11*	Spartan Stores, Inc. Cash Incentive Plan of 2010 as amended.

10.12*	Spartan Stores, Inc. 2001 Stock Incentive Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 30, 2013. Incorporated herein by reference.

10.13*	Spartan Stores, Inc. Stock Bonus Plan.

10.14*	Nash-Finch Company 2009 Incentive Award Plan. Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed December 6, 2013. Incorporated herein by reference.

10.15*	Form of Restricted Stock Award to officers, dated May 14, 2013. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 22, 2013. Incorporated herein by reference.

10.16*	Form of Restricted Stock Award to non-employee directors, dated May 14, 2013. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ending June 22, 2013. Incorporated herein by reference.

10.17*	Form of Executive Employment Agreement between Spartan Stores, Inc. and the named executive officers, as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2012. Here incorporated by reference.

10.18*	Form of Executive Employment Agreement between Spartan Stores, Inc. and certain executive officers.

10.19*	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers as amended. Previously filed as an exhibit to Spartan Stores’ Annual Report on Form 10-K for the year ended March 31, 2012. Incorporated herein by reference.

10.20*	Form of Executive Severance Agreement between Spartan Stores, Inc. and certain executive officers.

18.1	Preferability Letter.

21	Subsidiaries of Spartan Stores, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.