Form 10-Q
period 2014-04-19
SPARTAN STORES INC
filed 2014-05-23
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2014.

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

As of May 19, 2014, the registrant had 37,720,653 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

Spartan Stores, Inc. began doing business under the assumed name of “SpartanNash Company,” upon completion of the merger with Nash-Finch Company (“Nash Finch”) on November 19, 2013, with the formal name change to SpartanNash expected to be approved at the annual shareholders meeting on May 28, 2014, and effective soon after the meeting. Unless the context otherwise requires, the use of the terms “SpartanNash,” “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to the surviving corporation Spartan Stores, Inc. and, as applicable, its consolidated subsidiaries.

The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of SpartanNash. These forward-looking statements are identifiable by words or phrases indicating that SpartanNash or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that the Company is “positioned” for a particular result, or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment, restructuring cost provisions and fair value measurements are estimates and actual costs may be more or less than these estimates and differences may be material. The purchase price allocation for the merger with Nash Finch Company is preliminary and the final completion of the valuation process to determine fair values of assets and liabilities assumed may result in adjustments. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the transition period ended December 28, 2013 (in particular, you should refer to the discussion of “Risk Factors” in Item 1A of our Transition Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially.

Our ability to achieve sales and earnings expectations; improve operating results; realize benefits of the merger with Nash Finch Company (including realization of synergies); maintain and strengthen our retail-store performance; assimilate acquired distribution centers and stores; maintain or grow sales; respond successfully to competitors including remodels and new openings; maintain gross margin; effectively address food cost or price inflation or deflation; maintain and improve customer and supplier relationships; realize expected synergies from other acquisition activity; realize expected benefits of restructuring; realize growth opportunities; maintain or expand our customer base; reduce operating costs; sell on favorable terms assets held for sale; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends, and successfully implement and realize the expected benefits of the other programs, initiatives, systems, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries, possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action, changes in funding levels, or the effects of mandated reductions in or sequestration of government expenditures, and other factors.

This section is intended to provide meaningful cautionary statements. This should not be construed as a complete list of all economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 19, 2014	December 28, 2013
Assets
Current assets
Cash and cash equivalents	$15,064	$9,216
Accounts and notes receivable, net	311,188	286,903
Inventories, net	557,760	590,248
Prepaid expenses and other current assets	34,710	39,028
Property and equipment held for sale	189	440

Total current assets	918,911	925,835
Property and equipment, net	631,513	651,477
Goodwill	308,968	306,148
Other assets, net	113,055	115,214

Total assets	$1,972,447	$1,998,674

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$349,121	$364,856
Accrued payroll and benefits	72,097	85,102
Other accrued expenses	47,224	54,935
Deferred taxes on income	22,886	23,827
Current maturities of long-term debt and capital lease obligations	7,258	7,345

Total current liabilities	498,586	536,065
Long-term liabilities
Deferred income taxes	95,811	92,319
Postretirement benefits	19,918	22,009
Other long-term liabilities	40,735	43,845
Long-term debt and capital lease obligations	597,822	597,563

Total long-term liabilities	754,286	755,736
Commitments and contingencies (Note 6)
Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,783 and 37,371 shares outstanding	522,813	518,056
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(8,626)	(8,794)
Retained earnings	205,388	197,611

Total shareholders’ equity	719,575	706,873

Total liabilities and shareholders’ equity	$1,972,447	$1,998,674

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	16 Weeks Ended
	April 19, 2014		April 27, 2013
Net sales	$2,333,727		$780,278
Cost of sales	1,987,177		608,555

Gross profit	346,550		171,723
Operating expenses
Selling, general and administrative	314,677		149,398
Merger transaction and integration	4,168		—
Restructuring and asset impairment charges	127		1,233

Total operating expenses	318,972		150,631

Operating earnings	27,578		21,092
Other income and expenses
Interest expense	7,474		3,767
Debt extinguishment	—		2,762
Other, net	5		(7)

Total other income and expenses	7,479		6,522

Earnings before income taxes and discontinued operations	20,099		14,570
Income taxes	7,580		5,658

Earnings from continuing operations	12,519		8,912
Loss from discontinued operations, net of taxes	(209)		(276)

Net earnings	$12,310		$8,636

Basic earnings per share:
Earnings from continuing operations	$0.33		$0.41
Loss from discontinued operations	—	*	(0.01)

Net earnings	$0.33		$0.40

Diluted earnings per share:
Earnings from continuing operations	$0.33		$0.41
Loss from discontinued operations	—	*	(0.01)

Net earnings	$0.33		$0.40

Weighted average shares outstanding:
Basic	37,600		21,750
Diluted	37,718		21,827

See accompanying notes to condensed consolidated financial statements.

*	Includes Rounding

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	16 Weeks Ended
	April 19, 2014	April 27, 2013
Net earnings	$12,310	$8,636
Other comprehensive income, before tax
Pension and postretirement liability adjustment	271	173

Total other comprehensive income, before tax	271	173
Income tax benefit related to items of other comprehensive income	(103)	(67)

Total other comprehensive income, after tax	168	106

Comprehensive income	$12,478	$8,742

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance – December 28, 2013	37,371	$518,056	$(8,794)	$197,611	$706,873
Net earnings	—	—	—	12,310	12,310
Other comprehensive income	—	—	168	—	168
Dividends—$0.12 per share	—	—	—	(4,533)	(4,533)
Stock-based employee compensation	—	3,929	—	—	3,929
Issuances of common stock and related tax benefit on stock option exercises and stock bonus plan and from deferred compensation plan	124	1,064	—	—	1,064
Issuances of restricted stock and related income tax benefits	305	33	—	—	33
Cancellations of restricted stock	(17)	(269)	—	—	(269)

Balance – April 19, 2014	37,783	$522,813	$(8,626)	$205,388	$719,575

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	16 Weeks Ended
	April 19, 2014	April 27, 2013
Cash flows from operating activities
Net earnings	$12,310	$8,636
Loss from discontinued operations, net of tax	209	276

Earnings from continuing operations	12,519	8,912
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and asset impairment charges	127	1,233
Convertible debt interest	—	379
Loss on debt extinguishment	—	2,762
Depreciation and amortization	27,976	12,544
LIFO expense (income)	1,972	(394)
Postretirement benefits expense (income)	1,378	(144)
Deferred taxes on income	2,766	(8,208)
Stock-based compensation expense	3,929	1,095
Excess tax benefit on stock compensation	(131)	(39)
Other, net	(106)	64
Changes in operating assets and liabilities:
Accounts receivable	(24,229)	(7,406)
Inventories	29,511	4,045
Prepaid expenses and other assets	6,626	3,745
Accounts payable	(1,042)	6,092
Accrued payroll and benefits	(13,105)	4,140
Postretirement benefit payments	(3,623)	(122)
Accrued income taxes	(206)	9,707
Other accrued expenses and other liabilities	(11,767)	(3,054)

Net cash provided by operating activities	32,595	35,351
Cash flows from investing activities
Purchases of property and equipment	(22,839)	(9,727)
Net proceeds from the sale of assets	1,804	23
Loans to customers	(2,050)	—
Payments from customers on loans	1,041	—
Other	(19)	(91)

Net cash used in investing activities	(22,063)	(9,795)
Cash flows from financing activities
Proceeds from revolving credit facility	320,864	179,479
Payments on revolving credit facility	(319,051)	(147,222)
Repurchase of convertible notes	—	(57,973)
Repayment of other long-term debt	(2,395)	(1,360)
Financing fees paid	(123)	—
Excess tax benefit on stock compensation	131	39
Proceeds from sale of common stock	657	110
Dividends paid	(4,533)	(1,740)

Net cash used in financing activities	(4,450)	(28,667)
Cash flows from discontinued operations
Net cash used in operating activities	(234)	(394)

Net cash used in discontinued operations	(234)	(394)

Net increase (decrease) in cash and cash equivalents	5,848	(3,505)
Cash and cash equivalents at beginning of period	9,216	8,960

Cash and cash equivalents at end of period	$15,064	$5,455

See accompanying notes to condensed consolidated financial statements.

SPARTAN STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 Summary of Significant Accounting Policies and Basis of Presentation

Spartan Stores, Inc. began doing business under the assumed name of “SpartanNash Company,” upon completion of the merger with Nash-Finch Company (“Nash Finch”) on November 19, 2013, with the formal name change to SpartanNash expected to be approved at the annual shareholders meeting on May 28, 2014, and effective soon after the meeting. Unless the context otherwise requires, the use of the terms “SpartanNash,” “we,” “us,” “our” and “Company” in this Quarterly Report on Form 10-Q refers to Spartan Stores, Inc. and, as applicable, its consolidated subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements (the “financial statements”) include the accounts of SpartanNash Company and its subsidiaries. The operating results of Nash Finch are included in the condensed consolidated financial statements for the first quarter ended April 19, 2014 only. All significant intercompany accounts and transactions have been eliminated.

In connection with the merger, effective November 19, 2013, the Board of Directors of SpartanNash determined to change the Company’s fiscal year end from the last Saturday in March to the Saturday nearest to December 31, effective beginning with the transition period ended December 28, 2013. Beginning with fiscal 2014 the Company’s interim quarters consist of 12 weeks except for the first quarter which consists of 16 weeks. As a result of this change, in these condensed consolidated financial statements, including the notes thereto, financial results for the current quarter ended April 19, 2014 are for 16 weeks. In addition, our Consolidated Statements of Earnings and Consolidated Statements of Cash Flows for the prior year include an unaudited 16-week period ended April 27, 2013. The prior year financial statements were recast to the new fiscal year format based upon the original fiscal period end dates. As a result, the period end date for the prior year financial statements differs with the current year by one week and the full prior fiscal year will consist of 51 weeks with the fourth quarter comprised of 11 weeks.

In the opinion of management, the accompanying financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of SpartanNash as of April 19, 2014, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2 Recently Issued Accounting Standards

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the potential impact of ASU No. 2014-08 on its financial statements.

Note 3 Merger

On November 19, 2013, Spartan Stores completed a merger with Nash Finch, a food distribution company serving military commissaries and exchanges and independent grocery retailers as well as an operator of retail grocery stores.

The merger was accounted for under the provisions of FASB Accounting Standards Codification Topic 805, “Business Combinations.” The related assets acquired and liabilities assumed were recorded at estimated fair values on the acquisition date. The valuation process is not complete and the final determination of the fair values may result in further adjustments to the values preliminarily estimated on the acquisition date.

The following supplemental pro forma financial information presents sales and net earnings as if the Nash Finch Company was acquired on the first day of the 16 week period ended April 27, 2013. This pro forma information is not necessarily indicative of the results that would have been obtained if the acquisition had occurred at the beginning of the period presented or that may be obtained in the future.

(In thousands)	April 27, 2013 (16 weeks)
Net sales	$2,265,140
Net earnings	10,356

Note 4 Restructuring and Asset Impairment

The following table provides the activity of restructuring costs for the 16 weeks ended April 19, 2014. Accrued restructuring costs recorded in the Condensed Consolidated Balance Sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)	Lease and Ancillary Costs	Severance	Total
Balance at December 28, 2013	$19,496	$1,035	$20,531
Provision for lease and related ancillary costs, net of sublease income	18	—	18	(a)
Provision for severance	—	196	196	(b)
Changes in estimates	(505)	—	(505	)(c)
Accretion expense	233	—	233
Payments	(2,913)	(1,077)	(3,990)

Balance at April 19, 2014	$16,329	$154	$16,483

(a)	The provision for lease and related ancillary costs represents the initial charges estimated to be incurred for the closing of a store in the Retail segment.
(b)	The provision for severance includes $0.1 million related to a distribution center closing in the Food Distribution segment and $0.1 million related to store closings in the Retail segment.
(c)	Goodwill was reduced by $0.1 million as a result of these changes in estimates as the initial charges for certain stores were established in the purchase price allocations for previous acquisitions.

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Restructuring and asset impairment charges included in the Condensed Consolidated Statements of Earnings consisted of the following:

(In thousands)	April 19, 2014	April 27, 2013
Asset impairment charges (a)	$906	$1,233
Provision for leases and related ancillary costs, net of sublease income, related to store closings (b)	18	—
Gains on sales of assets related to stores closed	(1,318)	—
Provision for severance (c)	196	—
Other costs associated with distribution center and store closings	724	—
Changes in estimates (d)	(399)	—

	$127	$1,233

(a)	The asset impairment charges were incurred in the Retail segment due to economic and competitive environment of certain stores.
(b)	The provision for lease and related ancillary costs, net of sublease income, represents the initial charges estimated to be incurred for the closing of a store in the Retail segment.
(c)	The provision for severance related to a distribution center closing in the Food Distribution segment and a store closing in the Retail segment.
(d)	The majority of the change in estimates relate to revised estimates of lease ancillary costs associated with previously closed facilities in the Retail segment. The Retail segment realized $(379) of this amount in the 16 weeks ended April 19, 2014. The remaining amounts were realized in the Food Distribution segment.

Note 5 Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. At April 19, 2014 and December 28, 2013 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	April 19, 2014	December 28, 2013
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$7,258	$7,345
Long-term debt and capital lease obligations	597,822	597,563

Total book value of debt instruments	605,080	604,908
Fair value of debt instruments	609,341	608,926

Excess of fair value over book value	$4,261	$4,018

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

Long-lived assets totaling $0.9 million and $2.4 million in the 16 week periods ended April 19, 2014 and April 27, 2013, respectively, were measured at a fair value of $0.0 million and $1.2 million, respectively, on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Our accounting and finance team management, who report to the chief financial officer, determine our valuation policies and procedures. The development and determination of the unobservable inputs for level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance team management and are approved by the chief financial officer. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. SpartanNash estimates future cash flows based on experience and knowledge of the market in which the assets are located, and when necessary, uses real estate brokers. See Note 4 for discussion of long-lived asset impairment charges.

Note 6 Commitments and Contingencies

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

On or about July 24, 2013, a putative class action complaint (the “State Court Action”) was filed in the District Court for the Fourth Judicial District, State of Minnesota, County of Hennepin (the “State Court”), by a stockholder of Nash-Finch Company in connection with the pending merger with Spartan Stores, Inc. The State Court Action is styled Greenblatt v. Nash-Finch Co. et al., Case No. 27-cv-13-13710. That complaint was amended on August 28, 2013, after Spartan Stores filed a registration statement with the Securities and Exchange Commission containing a preliminary version of the joint proxy statement/prospectus. On September 9, 2013, the defendants filed motions to dismiss the State Court Action. On or about September 19, 2013, a second putative class action complaint (the “Federal Court Action” and, together with the State Court Action, the “Putative Class Actions”) was filed in the United States District Court for the District of Minnesota (the “Federal Court”), by a stockholder of Nash-Finch. The Federal Court Action was styled Benson v. Covington et al., Case No. 0:13-cv-02574.

The Putative Class Actions alleged that the directors of Nash-Finch breached their fiduciary duties by, among other things, approving a merger that provided for inadequate consideration under circumstances involving certain alleged conflicts of interest; that the merger agreement included allegedly preclusive deal protection provisions; and that Nash-Finch and Spartan Stores allegedly aided and abetted the directors in breaching their duties to Nash-Finch’s stockholders. Both Putative Class Actions also alleged that the preliminary joint proxy statement/prospectus was false and misleading due to the omission of a variety of allegedly material information. The complaint in the Federal Court Action also asserted additional claims individually on behalf of the plaintiff under the federal securities laws. The Putative Class Actions sought, on behalf of their putative classes, various remedies, including enjoining the merger from being consummated in accordance with its agreed-upon terms, damages, and costs and disbursements relating to the lawsuit.

SpartanNash believes that these lawsuits are without merit; however, to eliminate the burden, expense and uncertainties inherent in such litigation, Nash-Finch and Spartan Stores agreed, as part of settlement discussions, to make certain supplemental disclosures in the joint proxy statement/prospectus requested by the Putative Class Actions in the definitive joint proxy statement/prospectus. On October 30, 2013, the defendants entered into the Memorandum of Understanding regarding the settlement of the Putative Class Actions. The Memorandum of Understanding outlined the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Putative Class Actions. In consideration for such settlement and release, Nash-Finch and Spartan Stores acknowledged that the supplemental disclosures in the joint proxy statement/prospectus were made in response to the Putative Class Actions. The Memorandum of Understanding contemplated that the parties will use their best efforts to agree upon, execute and present to the State Court for approval a stipulation of settlement within thirty days after the later of the date that the Merger is consummated or the date that plaintiffs and their counsel have confirmed the fairness, adequacy, and reasonableness of the settlement, and that upon execution of such stipulation, and as a condition to final approval of the settlement, the plaintiff in the Federal Action would withdraw the claims in and cause to be dismissed the Federal Action, with any individual claims being dismissed with prejudice. The Memorandum of Understanding provides that Nash-Finch will pay, on behalf of all defendants, the plaintiffs’ attorneys’ fees and expenses, subject to approval by the State Court, in an amount not to exceed $550,000. On February 11, 2014, the parties executed the Stipulation and Agreement Compromise, Settlement and Release (the “Stipulation of Settlement.”) to resolve, discharge and settle the Putative Class Actions. The Stipulation of Settlement is subject to customary conditions, including approval by the State Court, which will consider the fairness, reasonableness and adequacy of such settlement. On February 18, 2014, the Federal Court entered a final order dismissing the Federal Court Action with prejudice. On February 28, 2014, pursuant to the terms of the Stipulation of Settlement, the plaintiffs in the State Court Action filed an unopposed motion for preliminary approval of class action settlement, conditional certification of class, and approval of notice to be furnished to the class. On March 7, 2014, the State Court entered an order preliminarily approving the Settlement Stipulation, subject to a hearing, scheduled for May 20, 2014. At the hearing on May 20, 2014, the Settlement Stipulation was approved.

SpartanNash contributes to the Central States multi-employer pension plan based on obligations arising from its collective bargaining agreements in Bellefontaine, Ohio, Lima, Ohio, and Grand Rapids, Michigan covering its distribution center union associates. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by contributing employers and unions; however, SpartanNash is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets and the administration of the plan. SpartanNash currently contributes to the Central States, Southeast and Southwest Areas Pension Fund under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan. This schedule requires varying increases in employer contributions over the previous year’s contribution. Increases are set within the collective bargaining agreement and vary by location.

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

Note 7 Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the first quarters ended April 19, 2014 and April 27, 2013:

	Cash Balance Pension Plan		Super Foods Pension Plan
(In thousands) 16 Weeks Ended	April 19, 2014	April 27, 2013	April 19, 2014
Interest cost	$741	$770	$614
Expected return on plan assets	(1,156)	(1,353)	(709)
Recognized actuarial net loss	305	395	—

Net periodic benefit	$(110)	$(188)	$(95)

	SERP		Spartan Stores Medical Plan
(In thousands) 16 Weeks Ended	April 19, 2014	April 27, 2013	April 19, 2014	April 27, 2013
Service cost	$—	$—	$57	$65
Interest cost	11	12	121	122
Amortization of prior service cost	—	—	(48)	(16)
Recognized actuarial net loss	9	10	6	45

Net periodic cost	$20	$22	$136	$216

The Company made contributions of $0.9 million to the Super Foods Pension Plan during the 16 weeks ended April 19, 2014 and expects to make contributions totaling $2.3 million for the fiscal year ending January 3, 2015. No contributions were made to the Cash Balance Pension Plan for the 16 weeks ended April 19, 2014 nor are any expected to be made for the fiscal year ending January 3, 2015.

As previously stated in Note 6, SpartanNash contributes to the Central States Southeast and Southwest Areas Pension Fund (“Fund”) (EIN 7456500) at a pro rata fraction of 1% of total contributions. Spartan Nash’s employer contributions during the 39-week transition fiscal year ended December 28, 2013 totaled $6.8 million, which Fund administrators represent is less than 5% of total employer contributions to the Fund. SpartanNash’s employer contributions for the 16 weeks ended April 19, 2014 and April 27, 2013 were $4.1 million and $2.9 million, respectively.

Note 8 Other Comprehensive Income or Loss

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

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For SpartanNash, AOCI is the cumulative balance related to pension and other postretirement benefits.

During the 16 week period ended April 19, 2014, $0.2 million was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.3 million increased selling, general and administrative expenses and $0.1 million reduced income taxes. During the 16 week period ended April 27, 2013, $0.1 million was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.2 million increased selling, general and administrative expenses and $0.1 million reduced income taxes.

Note 9 Income Taxes

The effective income tax rate was 37.7% and 38.8% for the 16 weeks ended April 19, 2014 and April 27, 2013, respectively. The differences from the Federal statutory rate were due primarily to state income taxes.

Note 10 Share-Based Compensation

SpartanNash has three shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

SpartanNash accounts for share-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the condensed consolidated financial statements over the period that an employee is required to provide services in exchange for the award. SpartanNash recognized share-based compensation expense (net of tax) of $2.4 million ($0.06 per diluted share) and $0.7 million ($0.03 per diluted share) for the 16 weeks ended April 19, 2014 and April 27, 2013, respectively, as a component of Operating expenses and Income taxes in the Condensed Consolidated Statements of Earnings.

The following table summarizes activity in the share-based compensation plans for the 16 weeks ended April 19, 2014:

	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Outstanding at December 28, 2013	586,766	$19.30	518,835	$23.56
Granted	—	—	305,664	22.63
Exercised/Vested	(52,306)	12.56	—	—
Cancelled/Forfeited	—	—	(5,220)	22.69

Outstanding at April 19, 2014	534,460	$19.96	819,279	$23.22

Vested and expected to vest in the future at April 19, 2014	534,460	$19.96

Exercisable at April 19, 2014	534,460	$19.96

There were no stock options granted during the 16 weeks ended April 19, 2014 and April 27, 2013.

As of April 19, 2014, total unrecognized compensation cost related to non-vested share-based awards granted under our stock incentive plans was $7.4 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.5 years for restricted stock. All compensation costs related to stock options have been recognized.

Note 11 Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the financial statements for all periods presented, unless otherwise noted. There were no operations that were reclassified to discontinued operations during the 16 weeks ended April 19, 2014.

Note 12 Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

(In thousands, except per share amounts)	April 19, 2014	April 27, 2013
Numerator:
Earnings from continuing operations	$12,519	$8,912
Adjustment for earnings attributable to participating securities	(232)	(225)

Earnings from continuing operations used in calculating earnings per share	$12,287	$8,687

Denominator:
Weighted average shares outstanding, including participating securities	37,600	21,750
Adjustment for participating securities	(697)	(548)

Shares used in calculating basic earnings per share	36,903	21,202
Effect of dilutive stock options	118	77

Shares used in calculating diluted earnings per share	37,021	21,279

Basic earnings per share from continuing operations	$0.33	$0.41

Diluted earnings per share from continuing operations	$0.33	$0.41

Note 13 Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $6.9 million and $0.1 million for the 16 weeks ended April 19, 2014 and April 27, 2013, respectively. Non-cash investing activities include capital expenditures included in accounts payable of $1.8 million and $0.0 million for the 16 weeks ended April 19, 2014 and April 27, 2013, respectively.

Note 14 Operating Segment Information

The allocation of intersegment revenues and expenses to the reporting segments was performed for the legacy Spartan Stores operations and the legacy Nash Finch Company operations using methodologies consistent with Spartan Stores’ and Nash Finch Company’s respective historical practices. Management is in the process of evaluating potential methodologies for allocating intersegment revenues and expenses to the reporting segments to determine the most appropriate manner for the newly merged operations. The future allocation methodology could result in reporting segment operating results that are materially different than currently reported.

The following tables set forth information about SpartanNash by operating segment:

(In thousands)	Military	Food Distribution	Retail	Total
16 Week Period Ended April 19, 2014
Net sales to external customers	$684,167	$971,002	$678,558	$2,333,727
Inter-segment sales	—	311,816	—	311,816
Merger transaction and integration expenses	—	4,168	—	4,168
Depreciation and amortization	4,193	9,728	13,632	27,553
Operating earnings	5,561	14,361	7,656	27,578
Capital expenditures	10,195	6,567	6,077	22,839

	Food Distribution	Retail	Total
16 Week Period Ended April 27, 2013
Net sales to external customers	$336,706	$443,572	$780,278
Inter-segment sales	198,873	—	198,873
Depreciation and amortization	2,816	9,910	12,726
Operating earnings	19,321	1,771	21,092
Capital expenditures	2,907	6,820	9,727

	April 19, 2014	December 28, 2013
Total Assets
Military	$496,722	$495,218
Food Distribution	758,314	773,215
Retail	712,647	725,474
Discontinued operations	4,764	4,767

Total	$1,972,447	$1,998,674

The following table presents sales by type of similar product and services:

	16 Weeks Ended
(Dollars in thousands)	April 19, 2014		April 27, 2013
Non-perishables (1)	$1,475,060	63.2%	$385,426	49.4%
Perishables (2)	719,004	30.8	276,202	35.4
Pharmacy	84,693	3.6	64,186	8.2
Fuel	54,970	2.4	54,464	7.0

Consolidated net sales	$2,333,727	100.0%	$780,278	100.0%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

SpartanNash is a Fortune 500 company headquartered in Grand Rapids, Michigan. Our business consists of three primary operating segments: Military, Food Distribution and Retail. We are a leading regional grocery distributor and grocery retailer, operating principally in the Midwest, and the largest distributor, by revenue, of food to military commissaries and exchanges in the United States.

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

Our Retail segment operates 169 supermarkets in the Midwest which operate primarily under the banners of Family Fare Supermarkets, No Frills, Bag ‘N Save, Family Fresh Markets, D&W Fresh Markets, Sun Mart and Econofoods. Our retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. We offer pharmacy services in 83 of our supermarkets and we operate 31 fuel centers. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

Typically, all quarters are 12 weeks, except for our first quarter, which is 16 weeks and will generally include the Easter holiday. Our fourth quarter includes the Thanksgiving and Christmas holidays.

	Percentage of Net Sales
Results of Operations (Unaudited)	April 19, 2014		April 27, 2013		Percentage Change
Net sales	100.0		100.0		199.1
Gross profit	14.8		22.0		101.8
Selling, general and administrative expenses	13.6	*	19.1		113.4
Restructuring and asset impairment charges	0.0		0.2		(89.7)

Operating earnings	1.2		2.7		30.8
Other income and expenses	0.3		0.8		14.7

Earnings before income taxes and discontinued operations	0.9		1.9		37.9
Income taxes	0.4	*	0.8	*	34.0

Earnings from continuing operations	0.5		1.1		40.5
Loss from discontinued operations, net of taxes	0.0		0.0		(24.3)

Net earnings	0.5		1.1		42.5

*	Difference due to rounding

Adjusted Operating Earnings

Adjusted operating earnings is a non-GAAP operating financial measure that the Company defines as operating earnings plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

The Company believes that adjusted operating earnings provide a meaningful representation of its operating performance for the Company. The Company considers adjusted operating earnings as an additional way to measure operating performance on an ongoing basis. Adjusted operating earnings is meant to reflect the ongoing operating performance of its military, food distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted operating earnings is a performance measure that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in adjusted operating earnings format.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 16 weeks ended April 19, 2014 and April 27, 2013.

(Unaudited)	16 Weeks Ended
(In thousands)	April 19, 2014	April 27, 2013
Operating earnings	$27,578	$21,092
Add:
Asset impairment and restructuring charges	127	1,233
Expenses related to merger transaction and integration	4,168	—

Adjusted operating earnings	$31,873	$22,325

Reconciliation of operating earnings to adjusted operating earnings by segment:
Military:
Operating earnings	$5,561	$—
Add:

Adjusted operating earnings	$5,561	$—

Food Distribution:
Operating earnings	$14,361	$19,321
Add:
Asset impairment and restructuring charges	722	—
Expenses related to merger transaction and integration	4,168	—

Adjusted operating earnings	$19,251	$19,321

Retail:
Operating earnings	$7,656	$1,771
Add:
Asset impairment and restructuring charges	(595)	1,233

Adjusted operating earnings	$7,061	$3,004

Adjusted earnings from Continuing Operations

Adjusted earnings from continuing operations is a non-GAAP operating financial measure that we define as earnings from continuing operations plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

We believe that adjusted earnings from continuing operations provide a meaningful representation of our operating performance for the Company. We consider adjusted earnings from continuing operations as an additional way to measure operating performance on an ongoing basis. Adjusted earnings from continuing operations is meant to reflect the ongoing operating performance of our military, food distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. We believe that adjusted earnings from continuing operations provides useful information for our investors because it is a performance measure that management uses to allocate resources, assess performance against its peers and evaluate overall performance. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with us request our operating financial results in adjusted earnings from continuing operations format.

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

Following is a reconciliation of Earnings from continuing operations to adjusted earnings from continuing operations for the 16 weeks ended April 19, 2014 and April 27, 2013.

(Unaudited)	16 Weeks Ended
(In thousands, except per share data)	April 19, 2014		April 27, 2013
	Earnings from continuing operations	Earnings from continuing operations per diluted share	Earnings from continuing operations	Earnings from continuing operations per diluted share
Earnings from continuing operations	$12,519	$0.33	$8,912	$0.41
Adjustments, net of taxes:
Restructuring and asset impairment charges	79	0.00	754	0.03
Expenses related to merger transaction and integration	2,596	0.07	—	—
Debt extinguishment	—	—	1,689	0.08

Adjusted earnings from continuing operations	$15,194	$0.40	$11,355	$0.52

Weighted average diluted shares outstanding	37,718		21,827

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

We believe that adjusted EBITDA provides a meaningful representation of our operating performance for SpartanNash as a whole and for our operating segments. We consider adjusted EBITDA as an additional way to measure operating performance on an ongoing basis. Adjusted EBITDA is meant to reflect the ongoing operating performance of our military, food distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted EBITDA and adjusted EBITDA by segment are performance measures that management uses to allocate resources, assess performance against its peers, and evaluate overall performance, we believe it provides useful information for our investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with us request our operating financial results in adjusted EBITDA format.

Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. Our definition of adjusted EBITDA may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of net earnings to Adjusted EBITDA for the 16 weeks ended April 19, 2014 and April 27, 2013.

	16 Weeks Ended
(In thousands)	April 19, 2014	April 27, 2013
Net earnings	$12,310	$8,636
Add:
Discontinued operations	209	276
Income taxes	7,580	5,658
Interest expense	7,474	3,767
Debt extinguishment	—	2,762
Non-operating expense (income)	5	(7)

Operating earnings	27,578	21,092
Add:
LIFO expense (income)	1,972	(394)
Depreciation and amortization	27,553	12,726
Restructuring and asset impairment charges	127	1,233
Expenses related to merger transaction and integration	4,168	—
Non-cash stock compensation and other	3,514	900

Adjusted EBITDA	$64,912	$35,557

Reconciliation of operating earnings to adjusted EBITDA by segment:
Military:
Operating earnings	$5,561	$—
Add:
LIFO expense	471	—
Depreciation and amortization	4,193	—
Non-cash stock compensation and other	5	—

Adjusted EBITDA	$10,230	$—

Food Distribution:
Operating earnings	$14,361	$19,321
Add:
LIFO expense (income)	962	(408)
Depreciation and amortization	9,728	2,816
Restructuring and asset impairment charges	722	—
Expenses related to merger transaction and integration	4,168	—
Non-cash stock compensation and other	2,955	420

Adjusted EBITDA	$32,896	$22,149

Retail:
Operating earnings	$7,656	$1,771
Add:
LIFO expense	539	14
Depreciation and amortization	13,632	9,910
Restructuring and asset impairment charges	(595)	1,233
Non-cash stock compensation and other	554	480

Adjusted EBITDA	$21,786	$13,408

Net Sales – Net sales for the quarter ended April 19, 2014 (“first quarter”) increased $1,553.4 million, or 199.1 percent, from $780.3 million in the quarter ended April 27, 2013 (“prior year first quarter”) to $2,333.7 million. The increase in net sales was primarily due to $1.5 billion in sales generated as a result of the merger with Nash Finch, as well as a comparable store sales increase of 2.5 percent and new business gains in the food distribution segment. In addition, sales benefited from the later timing of the Easter holiday, which resulted in the post-Easter week of low volume sales moving out of the first quarter and into the second quarter accounting for an estimated 70 basis points in comparable store sales.

Net sales for the first quarter in our Military segment were $684.2 million.

Net sales for the first quarter in our Food Distribution segment, after intercompany eliminations, increased $634.3 million, or 188.4 percent, from $336.7 million in the prior year first quarter to $971.0 million. The first quarter increase was primarily due to additional sales of $619.6 million resulting from the merger, net new business of $9.2 million, positive 1.3 percent comparable sales to existing independent customers of $3.7 million and a net increase in pharmacy sales of $1.5 million.

Net sales for the first quarter in our Retail segment increased $235.0 million, or 53.0 percent, from $443.6 million in the prior year first quarter to $678.6 million. The first quarter increase was primarily due to sales of $241.4 million resulting from the merger, a comparable store sales increase of 2.5 percent, or $9.0 million, and sales from new and acquired stores, partially offset by a decrease in sales due to store closures and lower fuel sales. We define a retail store as comparable when it is in operation for 14 periods (a period is four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

Gross Profit – Gross profit represents net sales less cost of sales, which include purchase costs, freight, physical inventory adjustments, markdowns and promotional allowances. Vendor allowances that relate to our buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for our merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

Gross profit for the first quarter increased $174.9 million, or 101.8 percent, from $171.7 million in the prior year first quarter to $346.6 million. As a percent of net sales, gross profit for the first quarter decreased to 14.8 percent from 22.0 percent. The gross profit rate decrease was principally driven by sales mix due to the merger with Nash Finch, the impact of low center store inflation and a LIFO charge of $2.0 million compared to a LIFO credit of $0.4 million in the prior year first quarter. Excluding the gross profit resulting from the merger with Nash Finch, gross profit decreased $5.3 million, or 3.1 percent, and as a rate to sales decreased to 21.1 percent from 22.0 percent.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses, including the merger transaction and integration expenses, for the first quarter increased $169.4 million, or 113.4 percent, from $149.4 million in the prior year first quarter to $318.8 million. As a percent of net sales, SG&A expenses were 13.6 percent for the first quarter compared to 19.1 percent in the prior year first quarter. The dollar increase was due primarily to $166.2 million in expenses related to the Nash Finch operations and $4.2 million in expenses related to merger and integration efforts. The decrease as a percent of sales was primarily due to the merger with Nash-Finch and related synergies. Excluding the expenses related to Nash Finch operations and the expenses related to the merger transaction and integration, SG&A expenses for the first quarter decreased $1.0 million, or 0.7 percent, from $149.4 million in the prior year first quarter to $148.4 million. As a percent of sales, SG&A expenses excluding the Nash Finch operations and merger and integration expenses were 18.8 percent for the first quarter compared to 19.1 percent in the prior year first quarter.

Restructuring and Asset Impairment – Restructuring and asset impairment in the first quarter consisted primarily of asset impairment charges for a retail store and restructuring charges related to the closure of a distribution center, partially offset by gains on sales of assets related to store closings and a favorable settlement on a lease termination of a previously closed store. Restructuring and asset impairment in the prior year first quarter consisted of asset impairment charges related to an underperforming retail store.

Interest Expense – Interest expense increased $3.7 million, or 98.4 percent, from $3.8 million in the prior year first quarter to $7.5 million. The increase in interest expense was primarily due to increased borrowings from the amended and restated credit agreement that was entered into contemporaneously with the closing of the merger with Nash Finch Company, partially offset by the redemption of the convertible senior notes in the prior year first quarter.

Debt Extinguishment – Debt extinguishment charges of $2.8 million were incurred in the prior year first quarter in connection with the redemption of $57.4 million of Convertible Senior Notes.

Income Taxes – The effective income tax rate was 37.7 percent and 38.8 percent for the first quarter and prior year first quarter, respectively. The differences from the Federal statutory rate were due primarily to state income taxes.

Discontinued Operations

Certain of our retail and food distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the first quarter and prior year first quarter:

(In thousands)	April 19, 2014	April 27, 2013
Net cash provided by operating activities	$32,595	$35,351
Net cash used in investing activities	(22,063)	(9,795)
Net cash used in financing activities	(4,450)	(28,667)
Net cash used in discontinued operations	(234)	(394)

Net increase (decrease) in cash and cash equivalents	5,848	(3,505)
Cash and cash equivalents at beginning of period	9,216	8,960

Cash and cash equivalents at end of period	$15,064	$5,455

Net cash provided by operating activities decreased from the prior year first quarter primarily due to the change in timing of incentive compensation payments resulting from the change in the fiscal year end and payments related to merger integration activities, partially offset by the timing of seasonal working capital requirements.

Net cash used in investing activities increased $12.3 million to $22.1 million during the first quarter primarily due to an increase in capital expenditures resulting from the merger with Nash Finch. Military, Food Distribution and Retail segments utilized 44.6 percent, 28.8 percent and 26.6 percent of capital expenditures, respectively.

Net cash used in financing activities in the first quarter resulted primarily from the payment of dividends of $4.5 million. Net cash used in financing activities in the prior year first quarter consisted of the repurchase of the Convertible Senior Notes of $57.4 million and payment of dividends of $1.7 million, partially offset by net proceeds from the revolving credit facility of $32.3 million. The increase in dividends paid was due to an increase in shares outstanding due to the merger with Nash Finch and a 33.3 percent increase in the dividend rate from $0.09 per share to $0.12 per share that was approved by the Board of Directors and announced on March 3, 2014. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of

Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including our future financial condition, anticipated profitability and cash flows and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at April 19, 2014 are $7.3 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations contains the net cash flows of our discontinued operations and consists primarily of insurance run-off claims and facility maintenance expenditures.

Our principal sources of liquidity are cash flows generated from operations and our senior secured credit facility which has maximum available credit of $1.0 billion. As of April 19, 2014, our senior secured revolving credit facility and senior secured term loan had outstanding borrowings of $482.5 million; additional available borrowings under our $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit agreement requires that SpartanNash maintain excess availability of 10 percent of the borrowing base as such term is defined in the credit agreement. SpartanNash had excess availability after the 10 percent covenant of $341.0 million at April 19, 2014. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $11.0 million were outstanding as of April 19, 2014. The revolving credit facility matures November 2018, and is secured by substantially all of our assets. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and senior note debt redemption and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

Our current ratio increased to 1.84:1.00 at April 19, 2014 from 1.73:1.00 at December 28, 2013 and our investment in working capital increased to $420.3 million at April 19, 2014 from $389.8 million at December 28, 2013. Our net debt to total capital ratio decreased to 0.45:1.00 at April 19, 2014 versus 0.46:1.00 at December 28, 2013.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of April 19, 2014 and December 28, 2013.

(In thousands)	April 19, 2014	December 28, 2013
Current maturities of long-term debt and capital lease obligations	$7,258	$7,345
Long-term debt and capital lease obligations	597,822	597,563

Total debt	605,080	604,908
Cash and cash equivalents	(15,064)	(9,216)

Total net long-term debt	$590,016	$595,692

For information on contractual obligations, see our Transition Report on Form 10-K for the fiscal year ended December 28, 2013. At April 19, 2014, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

Ratio of Earnings to Fixed Charges

For purposes of calculating the ratio of earnings to fixed charges under the terms of the Senior Notes, earnings consist of net earnings, as adjusted under the terms of the Senior Notes indenture, plus income tax expense, fixed charges and non-cash charges, less cash payments relating to non-cash charges added back to net earnings in prior periods. Fixed charges consist of interest cost, including capitalized interest, and amortization of debt issue costs. Our ratio of earnings to fixed charges was 9.71:1.00 for the four quarters ended April 19, 2014.

Off-Balance Sheet Arrangements

We have also made certain commercial commitments that extend beyond April 19, 2014. These commitments consist primarily of standby letters of credit of $11.0 million as of April 19, 2014.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Transition Report on Form 10-K for the fiscal year ended December 28, 2013.

Recently Issued Accounting Standards

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We are currently assessing the potential impact of ASU No. 2014-08 on our financial statements.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk”, of the Company’s Transition Report on Form 10-K for the fiscal year ended December 28, 2013.

ITEM 4.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of Spartan Stores’ disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of April 19, 2014 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of Spartan Stores’ management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). Spartan Stores’ management, including the CEO, CFO and CAO, concluded that Spartan Stores’ disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the first quarter there was no change in Spartan Stores’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Spartan Stores’ internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information regarding the Putative Class Actions set forth in Note 6 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements set forth under Item 1 of this report is incorporated herein by reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 16 week period ended April 19, 2014. On May 17, 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of the SpartanNash’s common stock. SpartanNash did not repurchase shares of common stock under the share repurchase program during the quarter ended April 19, 2014. The approximate dollar value of shares that may yet be purchased under the repurchase plan was $26.2 million as of April 19, 2014. All employee transactions are under associate stock compensation plans. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

SpartanNash Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
December 29, 2013 – January 25, 2014
Employee Transactions	—	$—
Repurchase Program	—	$—
January 26 – February 22, 2014
Employee Transactions	11,479	$22.27
Repurchase Program	—	$—
February 22 – March 22, 2014
Employee Transactions	610	$21.62
Repurchase Program	—	$—
March 23 – April 19, 2014
Employee Transactions	—	$—
Repurchase Program	—	$—

Total for Quarter ended April 19, 2014
Employee Transactions	12,089	$22.24

Repurchase Program	—	$—

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture dated December 6, 2012 by and among Spartan Stores, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.1	Form of Restricted Stock Award to Non-Employee Directors

10.2	Form of Restricted Stock Award to Executive Officers

10.3	Form of 2014 Long-Term Executive Cash Incentive Award

10.4	Form of Amended and Restated 2013 Long-Term Executive Cash Incentive Award

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC.
(Registrant)

Date: May 23, 2014	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

3.1	Restated Articles of Incorporation of Spartan Stores, Inc. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended January 1, 2011. Here incorporated by reference.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture dated December 6, 2012 by and among Spartan Stores, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.1	Form of Restricted Stock Award to Non-Employee Directors

10.2	Form of Restricted Stock Award to Executive Officers

10.3	Form of 2014 Long-Term Executive Cash Incentive Award

10.4	Form of Amended and Restated 2013 Long-Term Executive Cash Incentive Award

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document