Form 10-Q
period 2014-07-12
SpartanNash Co
filed 2014-08-14
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-31127

SPARTANNASH COMPANY

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

As of August 11, 2014, the registrant had 37,725,521 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of SpartanNash Company and subsidiaries (“SpartanNash”). These forward-looking statements are identifiable by words or phrases indicating that SpartanNash or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that the Company is “positioned” for a particular result, or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment, restructuring cost provisions and fair value measurements are estimates and actual costs may be more or less than these estimates and differences may be material. The purchase price allocation for the merger with Nash-Finch Company is preliminary and the final completion of the valuation process to determine fair values of assets and liabilities assumed may result in adjustments. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, release, presentation, or statement.

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

Our ability to achieve sales and earnings expectations; improve operating results; realize benefits of the merger with Nash-Finch Company (including realization of synergies); maintain and strengthen our retail-store performance; assimilate acquired distribution centers and stores; maintain or grow sales; respond successfully to competitors including remodels and new openings; maintain gross margin; effectively address food cost or price inflation or deflation; maintain and improve customer and supplier relationships; realize expected synergies from other acquisition activity; realize expected benefits of restructuring; realize growth opportunities; maintain or expand our customer base; reduce operating costs; sell on favorable terms assets held for sale; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends, and successfully implement and realize the expected benefits of the other programs, initiatives, systems, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries, adverse changes in government funded consumer assistance programs, possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action, changes in funding levels, or the effects of mandated reductions in or sequestration of government expenditures, and other factors.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 12, 2014	December 28, 2013
Assets
Current assets
Cash and cash equivalents	$6,420	$9,216
Accounts and notes receivable, net	334,440	285,471
Inventories, net	564,628	589,497
Prepaid expenses and other current assets	35,675	38,423
Property and equipment held for sale	—	440

Total current assets	941,163	923,047
Property and equipment, net	606,969	628,482
Goodwill	312,252	313,020
Other assets, net	128,850	134,514

Total assets	$1,989,234	$1,999,063

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$375,592	$364,972
Accrued payroll and benefits	68,893	85,495
Other accrued expenses	45,815	54,412
Deferred income taxes	26,816	23,827
Current maturities of long-term debt and capital lease obligations	7,189	7,345

Total current liabilities	524,305	536,051
Long-term liabilities
Deferred income taxes	97,538	91,966
Postretirement benefits	19,884	22,009
Other long-term liabilities	38,204	43,845
Long-term debt and capital lease obligations	576,474	598,319

Total long-term liabilities	732,100	756,139
Commitments and contingencies (Note 7)
Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,725 and 37,371 shares outstanding	523,148	518,056
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(8,500)	(8,794)
Retained earnings	218,181	197,611

Total shareholders’ equity	732,829	706,873

Total liabilities and shareholders’ equity	$1,989,234	$1,999,063

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 12, 2014	July 20, 2013	July 12, 2014		July 20, 2013
Net sales	$1,810,175	$651,125	$4,143,902		$1,431,403
Cost of sales	1,544,784	517,708	3,531,961		1,126,263

Gross profit	265,391	133,417	611,941		305,140
Operating expenses
Selling, general and administrative	229,083	114,887	543,760		264,285
Merger transaction and integration	2,581	2,377	6,749		2,377
Restructuring and asset impairment	1,078	987	1,205		2,220

Total operating expenses	232,742	118,251	551,714		268,882

Operating earnings	32,649	15,166	60,227		36,258
Other income and expenses
Interest expense	5,475	2,239	12,949		6,006
Debt extinguishment	—	—	—		2,762
Other, net	—	(8)	5		(15)

Total other income and expenses	5,475	2,231	12,954		8,753

Earnings before income taxes and discontinued operations	27,174	12,935	47,273		27,505
Income taxes	9,779	4,879	17,359		10,537

Earnings from continuing operations	17,395	8,056	29,914		16,968
Loss from discontinued operations, net of taxes	(76)	(64)	(285)		(340)

Net earnings	$$17,319	$7,992	$29,629		$16,628

Basic earnings per share:
Earnings from continuing operations	$$0.46	$0.37	$0.79		$0.78
Loss from discontinued operations	—	—	(0.00	)*	(0.02)

Net earnings	$$0.46	$0.37	$0.79		$0.76

Diluted earnings per share:
Earnings from continuing operations	$$0.46	$0.37	$0.79		$0.78
Loss from discontinued operations	—	(0.01)*	(0.00	)*	(0.02)

Net earnings	$$0.46	$0.36	$0.79		$0.76

Weighted average shares outstanding:
Basic	37,744	21,858	37,662		21,796
Diluted	37,810	21,940	37,738		21,875

See accompanying notes to condensed consolidated financial statements.

*	Includes rounding

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 12, 2014	July 20, 2013	July 12, 2014	July 20, 2013
Net earnings	$17,319	$7,992	$29,629	$16,628
Other comprehensive income, before tax
Pension and postretirement liability adjustment	204	336	475	509

Total other comprehensive income, before tax	204	336	475	509
Income tax benefit related to items of other comprehensive income	(78)	(130)	(181)	(197)

Total other comprehensive income, after tax	126	206	294	312

Comprehensive income	$17,445	$8,198	$29,923	$16,940

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance – December 28, 2013	37,371	$518,056	$(8,794)	$197,611	$706,873
Net earnings	—	—	—	29,629	29,629
Other comprehensive income	—	—	294	—	294
Dividends—$0.24 per share	—	—	—	(9,059)	(9,059)
Stock-based employee compensation	—	5,064	—	—	5,064
Issuances of common stock and related tax benefit on stock option exercises and stock bonus plan and from deferred compensation plan	130	1,165	—	—	1,165
Issuances of restricted stock and related income tax benefits	310	492	—	—	492
Cancellations of restricted stock	(86)	(1,629)	—	—	(1,629)

Balance – July 12, 2014	37,725	$523,148	$(8,500)	$218,181	$732,829

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	28 Weeks Ended
	July 12, 2014	July 20, 2013
Cash flows from operating activities
Net earnings	$29,629	$16,628
Loss from discontinued operations, net of tax	285	340

Earnings from continuing operations	29,914	16,968
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and asset impairment charges	1,205	2,220
Convertible debt interest	—	379
Loss on debt extinguishment	—	2,762
Depreciation and amortization	47,702	21,968
LIFO expense	3,527	246
Postretirement benefits expense	2,843	81
Deferred income taxes	4,182	(6,978)
Stock-based compensation expense	5,064	2,127
Excess tax benefit on stock compensation	(601)	(124)
Other, net	(156)	50
Changes in operating assets and liabilities:
Accounts receivable	(47,178)	(10,603)
Inventories	20,305	5,750
Prepaid expenses and other assets	3,123	6,097
Accounts payable	23,566	8,825
Accrued payroll and benefits	(17,617)	(4,385)
Postretirement benefit payments	(4,798)	(211)
Accrued income taxes	4,209	4,989
Other accrued expenses and other liabilities	(11,317)	(2,720)

Net cash provided by operating activities	63,973	47,441
Cash flows from investing activities
Purchases of property and equipment	(37,620)	(19,526)
Net proceeds from the sale of assets	3,427	102
Loans to customers	(4,544)	—
Payments from customers on loans	2,453	—
Other	(163)	(324)

Net cash used in investing activities	(36,447)	(19,748)
Cash flows from financing activities
Proceeds from revolving credit facility	557,975	310,365
Payments on revolving credit facility	(575,729)	(279,210)
Repurchase of convertible notes	—	(57,973)
Repayment of other long-term debt	(4,246)	(2,254)
Financing fees paid	(436)	(27)
Excess tax benefit on stock compensation	601	124
Proceeds from sale of common stock	758	154
Dividends paid	(9,059)	(3,710)

Net cash used in financing activities	(30,136)	(32,531)
Cash flows from discontinued operations
Net cash used in operating activities	(186)	(464)

Net cash used in discontinued operations	(186)	(464)

Net decrease in cash and cash equivalents	(2,796)	(5,302)
Cash and cash equivalents at beginning of period	9,216	8,960

Cash and cash equivalents at end of period	$6,420	$3,658

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 Summary of Significant Accounting Policies and Basis of Presentation

SpartanNash Company was formerly known as Spartan Stores, Inc. Spartan Stores, Inc. began doing business under the assumed name of “SpartanNash Company,” upon completion of the merger with Nash-Finch Company (“Nash-Finch”) on November 19, 2013. The formal name change to SpartanNash Company was approved and became effective after the annual shareholders meeting on May 28, 2014. The accompanying unaudited Condensed Consolidated Financial Statements (the “financial statements”) include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash”). The operating results of Nash-Finch are included in the financial statements for the year-to-date and second quarter ended July 12, 2014 only. All significant intercompany accounts and transactions have been eliminated.

In connection with the merger with Nash-Finch, effective November 19, 2013, the Board of Directors of SpartanNash determined to change the Company’s fiscal year end from the last Saturday in March to the Saturday nearest to December 31, beginning with the transition period ended December 28, 2013. Beginning with fiscal 2014 the Company’s interim quarters consist of 12 weeks, except for the first quarter which consists of 16 weeks. As a result of this change, in these financial statements, including the notes thereto, financial results for the current second quarter and year-to-date ended July 12, 2014 are for 12 and 28 weeks, respectively. In addition, our Condensed Consolidated Statements of Earnings include an unaudited 12-week period and 28-week period ended July 20, 2013 and the Condensed Consolidated Statements of Cash Flows for the prior year include an unaudited 28-week period ended July 20, 2013. The prior year financial statements were recast to the new fiscal year format based upon the original fiscal period end dates. As a result, the period end date for the prior year financial statements differs with the current year by one week and the full prior fiscal year will consist of 51 weeks with the fourth quarter comprised of only 11 weeks.

In the opinion of management, the accompanying financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of SpartanNash as of July 12, 2014, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new guidance contained in the ASU affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 30, 2017. Adoption is allowed by either the full retrospective or modified retrospective approach. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s financial statements.

Note 3 Merger

On November 19, 2013, Spartan Stores, Inc. completed a merger with Nash-Finch, a food distribution company serving military commissaries and exchanges and independent grocery retailers as well as an operator of retail grocery stores.

The merger was accounted for under the provisions of FASB Accounting Standards Codification Topic 805, “Business Combinations.” The related assets acquired and liabilities assumed were recorded at estimated fair values on the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed on November 19, 2013. During the measurement period, which will end on November 18, 2014, net adjustments of $6.9 million have been made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below. The accompanying condensed consolidated balance sheet as of December 28, 2013 has been retrospectively adjusted to reflect these adjustments made as of November 19, 2013 as required by the accounting guidance for business combinations. The valuation process is not complete and the final determination of the fair values may result in further adjustments to the values presented below:

(In thousands)	Initial Valuation	2014 Adjustments to Fair Value	July 12, 2014
Current assets	$790,296	$(2,788)	$787,508
Property and equipment	369,495	(22,995)	346,500
Goodwill	43,584	6,872	50,456
Intangible assets	10,750	19,300	30,050
Other	38,160	—	38,160

Total assets acquired	1,252,285	389	1,252,674
Current liabilities	353,484	(14)	353,470
Other long-term liabilities	81,047	(353)	80,694
Long-term debt and capital lease obligations	438,140	756	438,896

Total liabilities assumed	872,671	389	873,060

Net assets acquired	$379,614	$—	$379,614

During the second quarter ended July 12, 2014, management of the Company made revisions to the cash flow projections to correct the allocation between certain reporting units related to the valuation analysis completed in 2013. Management has concluded that the purchase accounting effect of the revisions is not material to the consolidated financial statements for any period presented. As a result of the revisions, we have decreased property and equipment by $23.0 million, while increasing intangible assets by $19.3 million and increasing goodwill by $3.7 million.

The excess of the purchase price over the fair value of net assets acquired of $50.5 million was preliminarily recorded as goodwill in the condensed consolidated balance sheet and allocated to the Food Distribution segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Nash-Finch. No goodwill is expected to be deductible for tax purposes.

Intangible assets acquired are currently valued as follows:

(In thousands)	Intangible Assets	Useful Life
Trade names	$6,700	Indefinite
Customer lists	5,200	7 years
Customer relationships	13,500	20 years
Favorable leases	4,650	7 to 22 years

	$30,050

The following supplemental pro forma financial information presents sales and net earnings as if the Nash-Finch Company was acquired on the first day of the 28-week period ended July 20, 2013. This pro forma information is not necessarily indicative of the results that would have been obtained if the acquisition had occurred at the beginning of the 28-week period presented or that may be obtained in the future.

	July 20, 2013
(In thousands)	12 weeks ended	28 weeks ended
Net sales	$1,867,080	$4,132,219
Net earnings	17,519	28,106

Note 4 Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Retail	Food Distribution	Total
Balance at December 28, 2013:
Goodwill	$254,438	$145,182	$$399,620
Accumulated impairment charges	(86,600)	—	(86,600)

Goodwill, net	167,838	145,182	313,020
Other	(768)	—	(768)
Balance at July 12, 2014:
Goodwill	253,670	145,182	398,852
Accumulated impairment charges	(86,600)	—	(86,600)

Goodwill, net	$167,070	$145,182	$312,252

The following table reflects the components of amortized intangible assets, included in “Other, net” on the Condensed Consolidated Balance Sheets:

	July 12, 2014		December 28, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$2,527	$1,633	$4,566	$3,427
Favorable leases	8,408	2,485	8,408	2,215
Pharmacy customer script lists	16,835	9,780	17,523	8,946
Customer relationships	13,500	441	13,500	78
Trade names	1,219	356	1,219	233
Franchise fees and other	400	156	370	129

Total	$42,889	$14,851	$45,586	$15,028

The weighted average amortization period for amortizable intangible assets is as follows:

Non-compete agreements	4.4 years
Favorable leases	16.7 years
Customer lists	7.1 years
Customer relationships	20.0 years
Trade names	7.0 years
Franchise fees and other	10.4 years

Estimated amortization expense for fiscal year 2014 through 2018 is as follows:

(In thousands)	Fiscal Year	Amortization Expense
	2014	$3,649
	2015	3,266
	2016	2,718
	2017	2,609
	2018	2,200

Indefinite-lived intangible assets that are not amortized consist primarily of trade names and licenses for the sale of alcoholic beverages which totaled $33.1 million and $33.2 million as of July 12, 2014 and December 28, 2013.

Note 5 Restructuring and Asset Impairment

The following table provides the activity of restructuring costs for the 28 weeks ended July 12, 2014. Accrued restructuring costs recorded in the Condensed Consolidated Balance Sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)	Lease and Ancillary Costs	Severance	Total
Balance at December 28, 2013	$19,496	$1,035	$20,531
Provision for lease and related ancillary costs, net of sublease income	236	—	236	(a)
Provision for severance	—	266	266	(b)
Changes in estimates	(370)	—	(370	)(c)
Accretion expense	383	—	383
Payments	(4,010)	(1,217)	(5,227)

Balance at July 12, 2014	$15,735	$84	$15,819

(a)	The provision for lease and related ancillary costs represents the initial charges estimated to be incurred for store closings in the Retail segment.
(b)	The provision for severance includes $0.1 million related to a distribution center closing in the Food Distribution segment and $0.2 million related to store closings in the Retail segment.
(c)	Goodwill was reduced by $0.3 million as a result of these changes in estimates as the initial charges for certain stores were established in the purchase price allocations for previous acquisitions.

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Restructuring and asset impairment charges included in the Condensed Consolidated Statements of Earnings consisted of the following:

	12 weeks ended		28 weeks ended
(In thousands)	July 12, 2014	July 20, 2013	July 12, 2014	July 20, 2013
Asset impairment charges (a)	$—	$987	$906	$2,220
Provision for leases and related ancillary costs, net of sublease income, related to store closings (b)	218	—	236	—
Loss (gains) on sales of assets related to stores closed	320	—	(998)	—
Provision for severance (c)	70	—	266	—
Other costs associated with distribution center and store closings	163	—	887	—
Changes in estimates (d)	307	—	(92)	—

	$1,078	$987	$1,205	$2,220

(a)	The asset impairment charges were incurred in the Retail segment due to economic and competitive environment of certain stores.
(b)	The provision for lease and related ancillary costs, net of sublease income, represents the initial charges estimated to be incurred for store closings in the Retail segment.
(c)	The provision for severance related to a distribution center closing in the Food Distribution segment and store closings in the Retail segment.
(d)	The majority of the changes in estimates relates to revised estimates of lease ancillary costs associated with previously closed facilities in the Retail and Food Distribution segments. The Retail and Food Distribution segments realized $(379) and $287, respectively, in the 28 weeks ended July 12, 2014.

Note 6 Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. At July 12, 2014 and December 28, 2013 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	July 12, 2014	December 28, 2013
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$7,189	$7,345
Long-term debt and capital lease obligations	576,474	598,319

Total book value of debt instruments	583,663	605,664
Fair value of debt instruments	587,898	609,682

Excess of fair value over book value	$4,235	$4,018

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

Long-lived assets with a book value of $0.9 million and $3.6 million in the 28 week periods ended July 12, 2014 and July 20, 2013, respectively, were measured at a fair value of $0.0 million and $1.4 million, respectively, on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Our accounting and finance team management, which report to the chief financial officer, determine our valuation policies and procedures. The development and determination of the unobservable inputs for level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance team management and are approved by the chief financial officer. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. SpartanNash estimates future cash flows based on experience and knowledge of the market in which the assets are located, and when necessary, uses real estate brokers. See Note 5 for discussion of long-lived asset impairment charges.

Note 7 Commitments and Contingencies

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

SpartanNash believed that these lawsuits are without merit; however, to eliminate the burden, expense and uncertainties inherent in such litigation, Nash-Finch and Spartan Stores agreed, as part of settlement discussions, to make certain supplemental disclosures in the joint proxy statement/prospectus requested by the Putative Class Actions in the definitive joint proxy statement/prospectus. On October 30, 2013, the defendants entered into the Memorandum of Understanding regarding the settlement of the Putative Class Actions. The Memorandum of Understanding outlined the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Putative Class Actions. In consideration for such settlement and release, Nash-Finch and Spartan Stores acknowledged that the supplemental disclosures in the joint proxy statement/prospectus were made in response to the Putative Class Actions. The Memorandum of Understanding contemplated that the parties will use their best efforts to agree upon, execute and present to the State Court for approval a stipulation of settlement within thirty days after the later of the date that the Merger is consummated or the date that plaintiffs and their counsel have confirmed the fairness, adequacy, and reasonableness of the settlement, and that upon execution of such stipulation, and as a condition to final approval of the settlement, the plaintiff in the Federal Action would withdraw the claims in and cause to be dismissed the Federal Action, with any individual claims being dismissed with prejudice. The Memorandum of Understanding provides that Nash-Finch will pay, on behalf of all defendants, the plaintiffs’ attorneys’ fees and expenses, subject to approval by the State Court, in an amount not to exceed $550,000. On February 11, 2014, the parties executed the Stipulation and Agreement Compromise, Settlement and Release (the “Stipulation of Settlement.”) to resolve, discharge and settle the Putative Class Actions. The Stipulation of Settlement is subject to customary conditions, including approval by the State Court, which will consider the fairness, reasonableness and adequacy of such settlement. On February 18, 2014, the Federal Court entered a final order dismissing the Federal Court Action with prejudice. On February 28, 2014, pursuant to the terms of the Stipulation of Settlement, the plaintiffs in the State Court Action filed an unopposed motion for preliminary approval of class action settlement, conditional certification of class, and approval of notice to be furnished to the class. On March 7, 2014, the State Court entered an order preliminarily approving the Settlement Stipulation, subject to a hearing, scheduled for May 20, 2014. At the hearing on May 20, 2014, the Settlement Stipulation was approved. On July 21, 2014, the appeals period expired and the matter is now closed.

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

Note 8 Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the 12 weeks and 28 weeks ended July 12, 2014 and July 20, 2013:

(In thousands) 12 Weeks Ended	Cash Balance Pension Plan		Super Foods Pension Plan
	July 12, 2014	July 20, 2013	July 12, 2014
Interest cost	$557	$517	$461
Expected return on plan assets	(868)	(944)	(532)
Recognized actuarial net loss	228	300	—

Net periodic income	$(83)	$(127)	$(71)
Settlement expense	522	—	—

Total expense (income)	$439	$(127)	$(71)

(In thousands) 12 Weeks Ended	SERP		Spartan Stores Medical Plan
	July 12, 2014	July 20, 2013	July 12, 2014	July 20, 2013
Service cost	$—	$—	$43	$59
Interest cost	8	8	91	89
Amortization of prior service cost	—	—	(37)	(13)
Recognized actuarial net loss	7	6	5	41

Net periodic cost	$15	$14	$102	$176

(In thousands) 28 Weeks Ended	Cash Balance Pension Plan		Super Foods Pension Plan
	July 12, 2014	July 20, 2013	July 12, 2014
Interest cost	$1,298	$1,287	$1,075
Expected return on plan assets	(2,024)	(2,297)	(1,241)
Recognized actuarial net loss	533	695	—

Net periodic income	$(193)	$(315)	$(166)
Settlement expense	522	—	—

Total expense (income)	$329	$(315)	$(166)

(In thousands) 28 Weeks Ended	SERP		Spartan Stores Medical Plan
	July 12, 2014	July 20, 2013	July 12, 2014	July 20, 2013
Service cost	$—	$—	$100	$124
Interest cost	19	20	212	211
Amortization of prior service cost	—	—	(85)	(29)
Recognized actuarial net loss	16	16	11	86

Net periodic cost	$35	$36	$238	$392

The Company made contributions of $0.9 million to the Super Foods Pension Plan during the 28 weeks and 12 weeks ended July 12, 2014, and expects to make contributions totaling $2.4 million for the fiscal year ending January 3, 2015. No contributions were made to the Cash Balance Pension Plan for the 28 weeks ended July 12, 2014, nor are any expected to be made for the fiscal year ending January 3, 2015.

As previously stated in Note 7, SpartanNash contributes to the Central States Southeast and Southwest Areas Pension Fund (“Fund”) (EIN 7456500) under the terms of the existing collective bargaining agreements and in the amounts set forth in the related collective bargaining agreements. Spartan Nash’s employer contributions during the 39-week transition fiscal year ended December 28, 2013 totaled $6.8 million, which Fund administrators represent is less than 5% of total employer contributions to the Fund. SpartanNash’s employer contributions for the 28 weeks ended July 12, 2014 and July 20, 2013 were $7.3 million and $5.1 million, respectively.

Note 9 Other Comprehensive Income or Loss

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

During the 12 week periods ended July 12, 2014 and July 20, 2013, $0.1 million and $0.2 million, respectively, was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.2 million and $0.3 million, respectively, increased selling, general and administrative expenses and $0.1 million reduced income taxes in each period. During the 28 weeks ended July 12, 2014 and July 20, 2013, $0.3 million was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.5 million increased selling, general and administrative expenses and $0.2 million reduced income taxes.

Note 10 Income Taxes

The effective income tax rate was 36.0% and 37.7% for the 12 weeks ended July 12, 2014 and July 20, 2013, respectively. For the 28 weeks ended July 12, 2014 and July 20, 2013, the effective income tax rate was 36.7% and 38.3%, respectively. The difference from the Federal statutory rate in the current year was due primarily to state income taxes, partially offset by a benefit for the favorable settlement of an unrecognized tax liability established in the prior year. The differences from the Federal statutory rate in the prior year were due primarily to state income taxes.

Note 11 Share-Based Compensation

SpartanNash has three shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

SpartanNash accounts for share-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the financial statements over the period that an employee is required to provide services in exchange for the award. SpartanNash recognized share-based compensation expense (net of tax) of $0.7 million ($0.02 per diluted share) and $0.6 million ($0.03 per diluted share) for the 12 weeks ended July 12, 2014 and July 20, 2013, respectively, as a component of Operating expenses and Income taxes in the Condensed Consolidated Statements of Earnings. Share-based compensation expense (net of tax) was $3.1 million ($0.08 per diluted share) and $1.3 million ($0.06 per diluted share) for the 28 weeks ended July 12, 2014 and July 20, 2013, respectively.

The following table summarizes activity in the share-based compensation plans for the 28 weeks ended July 12, 2014:

	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Outstanding at December 28, 2013	586,766	$19.30	518,835	$23.56
Granted	—	—	310,612	22.66
Exercised/Vested	(54,120)	12.27	(219,894)	16.41
Cancelled/Forfeited	(4,131)	3.25	(10,656)	21.71

Outstanding at July 12, 2014	528,515	$20.14	598,897	$23.10

Vested and expected to vest in the future at July 12, 2014	528,515	$20.14

Exercisable at July 12, 2014	528,515	$20.14

There were no stock options granted during the 28 weeks ended July 12, 2014 and July 20, 2013.

As of July 12, 2014, total unrecognized compensation cost related to non-vested share-based awards granted under our stock incentive plans was $6.3 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.5 years for restricted stock. All compensation costs related to stock options have been recognized.

Note 12 Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the financial statements for all periods presented, unless otherwise noted. There were no operations that were reclassified to discontinued operations during the 28 weeks ended July 12, 2014.

Note 13 Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	12 weeks ended		28 weeks ended
(In thousands, except per share amounts)	July 12, 2014	July 20, 2013	July 12, 2014	July 20, 2013
Numerator:
Earnings from continuing operations	$17,395	$8,056	$29,914	$16,968
Adjustment for earnings attributable to participating securities	(296)	(184)	(535)	(410)

Earnings from continuing operations used in calculating earnings per share	$17,099	$7,872	$29,379	$16,558

Denominator:
Weighted average shares outstanding, including participating securities	37,744	21,858	37,662	21,796
Adjustment for participating securities	(642)	(499)	(673)	(527)

Shares used in calculating basic earnings per share	37,102	21,359	36,989	21,269
Effect of dilutive stock options	66	82	76	79

Shares used in calculating diluted earnings per share	37,168	21,441	37,065	21,348

Basic earnings per share from continuing operations	$0.46	$0.37	$0.79	$0.78

Diluted earnings per share from continuing operations	$0.46	$0.37	$0.79	$0.78

Note 14 Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $7.0 million and $3.8 million for the 28 weeks ended July 12, 2014 and July 20, 2013, respectively. Non-cash investing activities include capital expenditures included in accounts payable of $3.8 million and $1.2 million for the 28 weeks ended July 12, 2014 and July 20, 2013, respectively.

Note 15 Operating Segment Information

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

The following tables set forth information about SpartanNash by operating segment:

(In thousands)	Military	Food Distribution	Retail	Total
12 Week Period Ended July 12, 2014
Net sales to external customers	$502,402	$767,926	$539,847	$1,810,175
Inter-segment sales	—	243,866	—	243,866
Merger transaction and integration expenses	24	2,554	3	2,581
Depreciation and amortization	1,486	7,705	10,226	19,417
Operating earnings	6,731	11,128	14,790	32,649
Capital expenditures	2,653	3,423	8,705	14,781

	Food Distribution	Retail	Total
12 Week Period Ended July 20, 2013
Net sales to external customers	$271,890	$379,235	$651,125
Inter-segment sales	160,209	—	160,209
Merger transaction and integration expenses	2,377	—	2,377
Depreciation and amortization	2,087	7,405	9,492
Operating earnings	6,765	8,401	15,166
Capital expenditures	2,562	7,237	9,799

	Military	Food Distribution	Retail	Total
28 Week Period Ended July 12, 2014
Net sales to external customers	$1,186,569	$1,738,928	$1,218,405	$4,143,902
Inter-segment sales	—	555,682	—	555,682
Merger transaction and integration expenses	24	6,722	3	6,749
Depreciation and amortization	5,679	17,433	23,858	46,970
Operating earnings	12,292	25,489	22,446	60,227
Capital expenditures	12,848	9,990	14,782	37,620

	Food Distribution	Retail	Total
28 Week Period Ended July 20, 2013
Net sales to external customers	$608,596	$822,807	$1,431,403
Inter-segment sales	359,082	—	359,082
Merger transaction and integration expenses	2,377	—	2,377
Depreciation and amortization	4,903	17,315	22,218
Operating earnings	26,086	10,172	36,258
Capital expenditures	5,469	14,057	19,526

	July 12, 2014	December 28, 2013*
Total Assets
Military	$483,482	$451,556
Food Distribution	802,130	820,728
Retail	698,917	722,012
Discontinued operations	4,705	4,767

Total	$1,989,234	$1,999,063

*	See Note 3.

The following table presents sales by type of similar product and services:

	12 Weeks Ended				28 Weeks Ended
(Dollars in thousands)	July 12, 2014		July 20, 2013		July 12, 2014		July 20, 2013
Non-perishables (1)	$1,131,903	62.5%	$315,081	48.4%	$2,606,963	62.9%	$700,507	48.9%
Perishables (2)	566,828	31.3	240,539	36.9	1,285,832	31.0	516,741	36.1
Pharmacy	65,033	3.6	48,147	7.4	149,726	3.6	112,333	7.9
Fuel	46,411	2.6	47,358	7.3	101,381	2.5	101,822	7.1

Consolidated net sales	$1,810,175	100%	$651,125	100%	$4,143,902	100%	$1,431,403	100%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

SpartanNash is headquartered in Grand Rapids, Michigan. Our business consists of three primary operating segments: Military, Food Distribution and Retail. We are a leading regional grocery distributor and grocery retailer, operating principally in the Midwest, and the largest distributor, by revenue, of grocery products to military commissaries and exchanges in the United States.

Our Military segment contracts with manufacturers to distribute a wide variety of grocery products to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Puerto Rico, Cuba, the Azores, Egypt and Bahrain. We have over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges.

Our Food Distribution segment provides a wide variety of nationally branded and private label grocery products and perishable food products, including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care from 13 distribution centers to approximately 2,100 independent retail locations and 166 corporate-owned retail stores located in 31 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States.

Our Retail segment operates 166 supermarkets in the Midwest which operate primarily under the banners of Family Fare Supermarkets, No Frills, Bag ‘N Save, Family Fresh Markets, D&W Fresh Markets, Sun Mart and Econofoods. Our retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. We offer pharmacy services in 82 of our supermarkets and we operate 30 fuel centers. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

Typically, all quarters are 12 weeks, except for our first quarter, which is 16 weeks and will generally include the Easter holiday. Our fourth quarter includes the Thanksgiving and Christmas holidays.

	Percentage of Net Sales						Percentage Change
	12 Weeks Ended			28 Weeks Ended			12 Weeks Ended	28 Weeks Ended
(Unaudited)	July 12, 2014	July 20, 2013		July 12, 2014		July 20, 2013	July 12, 2014	July 12, 2014
Net sales	100.0	100.0		100.0		100.0	178.0	189.5
Gross profit	14.7	20.5		14.8		21.3	98.9	100.5
Selling, general and administrative expenses	12.8	18.0		13.4	*	18.6	97.6	106.4
Restructuring and asset impairment charges	0.1	0.2		0.0		0.2	9.2	(45.7)

Operating earnings	1.8	2.3		1.4		2.5	115.3	66.1
Other income and expenses	0.3	0.3		0.3		0.6	145.4	48.0

Earnings before income taxes and discontinued operations	1.5	2.0		1.1		1.9	110.1	71.9
Income taxes	0.5	0.8	*	0.4		0.7	100.4	64.7

Earnings from continuing operations	1.0	1.2		0.7		1.2	115.9	76.3
Loss from discontinued operations, net of taxes	(0.0)	(0.0)		(0.0)		(0.0)	18.8	(16.2)

Net earnings	1.0	1.2		0.7		1.2	116.7	78.2

*	Difference due to rounding

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

Following is a reconciliation of Operating earnings to adjusted operating earnings for the twelve and twenty-eight weeks ended July 12, 2014 and July 20, 2013.

(Unaudited) (In thousands)	12 weeks Ended July 12, 2014	12 weeks Ended July 20, 2013	28 weeks Ended July 12, 2014	28 weeks Ended July 20, 2013
Operating earnings	$32,649	$15,166	$60,227	$36,258
Add:
Asset impairment and restructuring charges	1,078	987	1,205	2,220
Expenses related to merger transaction and integration	2,581	2,377	6,749	2,377

Adjusted operating earnings	$36,308	$18,530	$68,181	$40,855

Reconciliation of operating earnings to adjusted operating earnings by segment:
Military:
Operating earnings	$6,731	$—	$12,292	$—
Add:
Expenses related to merger transaction and integration	24	—	24	—

Adjusted operating earnings	$6,755	$—	$12,316	$—

Food Distribution:
Operating earnings	$11,128	$6,765	$25,489	$26,086
Add:
Asset impairment and restructuring charges	307	—	1,029	—
Expenses related to merger transaction and integration	2,554	2,377	6,722	2,377

Adjusted operating earnings	$13,989	$9,142	$33,240	$28,463

Retail:
Operating earnings	$14,790	$8,401	$22,446	$10,172
Add:
Asset impairment and restructuring charges	771	987	176	2,220
Expenses related to merger transaction and integration	3	—	3	—

Adjusted operating earnings	$15,564	$9,388	$22,625	$12,392

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

Following is a reconciliation of Earnings from continuing operations to adjusted earnings from continuing operations for the twelve and twenty-eight weeks ended July 12, 2014 and July 20, 2013.

	12 Weeks Ended
	July 12, 2014		July 20, 2013
(Unaudited) (In thousands, except per share data)	Earnings from continuing operations	Earnings from continuing operations per diluted share	Earnings from continuing operations	Earnings from continuing operations per diluted share
Earnings from continuing operations	$17,395	$0.46	$8,056	$0.37
Adjustments, net of taxes:
Restructuring and asset impairment charges	665	0.02	615	0.03
Expenses related to merger transaction and integration	1,593	0.04	1,480	0.06	*
Favorable settlement of unrecognized tax liability	(595)	(0.02)	—	—

Adjusted earnings from continuing operations	$19,058	$0.50	$10,151	$0.46

Weighted average diluted shares outstanding	37,810		21,940

*	Includes rounding

	28 Weeks Ended
	July 12, 2014			July 20, 2013
(Unaudited) (In thousands, except per share data)	Earnings from continuing operations	Earnings from continuing operations per diluted share		Earnings from continuing operations	Earnings from continuing operations per diluted share
Earnings from continuing operations	$29,914	$0.79		$16,968	$0.78
Adjustments, net of taxes:
Restructuring and asset impairment charges	747	0.02		1,369	0.06
Debt extinguishment	—	—		1,690	0.08
Expenses related to merger transaction and integration	4,186	0.11		1,480	0.06	*
Favorable settlement of unrecognized tax liability	(595)	(0.01	)*	—	—

Adjusted earnings from continuing operations	$34,252	$0.91		$21,507	$0.98

Weighted average diluted shares outstanding	37,738			21,875

*	Includes rounding

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

Following is a reconciliation of net earnings to Adjusted EBITDA for the twelve and twenty-eight weeks ended July 12, 2014 and July 20, 2013.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 12, 2014	July 20, 2013	July 12, 2014	July 20, 2013
Net earnings	$17,319	$7,992	$29,629	$16,628
Add:
Discontinued operations	76	64	285	340
Income taxes	9,779	4,879	17,359	10,537
Interest expense	5,475	2,239	12,949	6,006
Debt extinguishment	—	—	—	2,762
Non-operating expense (income)	—	(8)	5	(15)

Operating earnings	32,649	15,166	60,227	36,258
Add:
LIFO expense	1,555	640	3,527	246
Depreciation and amortization	19,417	9,492	46,970	22,218
Restructuring and asset impairment charges	1,078	987	1,205	2,220
Expenses related to merger transaction and integration	2,581	2,377	6,749	2,377
Non-cash stock compensation and other	1,000	808	4,514	1,708

Adjusted EBITDA	$58,280	$29,470	$123,192	$65,027

Reconciliation of operating earnings to adjusted EBITDA by segment:
Military:
Operating earnings	$6,731	$—	$12,292	$—
Add:
LIFO expense	362	—	833	—
Depreciation and amortization	1,486	—	5,679	—
Expenses related to merger transaction and integration	24	—	24	—
Non-cash stock compensation and other	(64)	—	(59)	—

Adjusted EBITDA	$8,539	$—	$18,769	$—

Food Distribution:
Operating earnings	$11,128	$6,765	$25,489	$26,086
Add:
LIFO expense (income)	795	214	1,757	(194)
Depreciation and amortization	7,705	2,087	17,433	4,903
Restructuring and asset impairment charges	307	—	1,029	—
Expenses related to merger transaction and integration	2,554	2,377	6,722	2,377
Non-cash stock compensation and other	714	294	3,669	714

Adjusted EBITDA	$23,203	$11,737	$56,099	$33,886

Retail:
Operating earnings	$14,790	$8,401	$22,446	$10,172
Add:
LIFO expense	398	426	937	440
Depreciation and amortization	10,226	7,405	23,858	17,315
Restructuring and asset impairment charges	771	987	176	2,220
Expenses related to merger transaction and integration	3	—	3	—
Non-cash stock compensation and other	350	514	904	994

Adjusted EBITDA	$26,538	$17,733	$48,324	$31,141

Net Sales – Net sales for the quarter ended July 12, 2014 (“second quarter”) increased $1,159.1 million, or 178.0 percent, from $651.1 million in the quarter ended July 20, 2013 (“prior year second quarter”) to $1,810.2 million. Net sales for the year-to-date period ended July 12, 2014 (“year-to-date”) increased $2,712.5 million, or 189.5%, from $1,431.4 million in the prior year-to-date period ended July 20, 2013 (“prior year-to-date”) to $4,143.9 million. The second quarter increase in net sales was primarily due to $1.2 billion in sales generated as a result of the merger with Nash-Finch, partially offset by decreased sales due to closed stores in the Retail segment and lower sales to existing customers in the Food Distribution segment. Retail comparable store sales for the second quarter were flat. The later timing of the Easter holiday, which resulted in the post-Easter week of low volume sales moving out of the first quarter and into the second quarter accounted for an estimated 80 basis point decrease in comparable store sales in the second quarter. The increase in year-to-date net sales was primarily due to $2.7 billion in sales generated as a result of the merger with Nash-Finch, as well as a comparable store sales increase of 1.3 percent and net new business gains in the food distribution segment. The increase in year-to-date net sales was partially offset by decreased sales due to closed stores and lower sales to existing customers in the Food Distribution segment.

Net sales for the second quarter and the year-to-date period in our Military segment were $502.4 million and $1,186.6 million, respectively.

Net sales for the second quarter in our Food Distribution segment, after intercompany eliminations, increased $496.0 million, or 182.4 percent, from $271.9 million in the prior year second quarter to $767.9 million. Net sales for the current year-to-date period in our Food Distribution segment, after intercompany eliminations, increased $1,130.3 million, or 185.7%, from $608.6 million in the prior year-to-date period to $1,738.9 million. The second quarter increase was primarily due to additional sales of $501.4 million resulting from the merger, partially offset by the negative effect of the change in timing of the Easter holiday and the reduction to the Supplemental Nutrition Assistance Program (SNAP). The year-to-date increase was primarily due to additional sales of $1,121.1 million resulting from the merger, net new business of $8.1 million and a net increase in pharmacy sales of $4.3 million, partially offset by lower sales to existing customers.

Net sales for the second quarter in our Retail segment increased $160.6 million, or 42.4 percent, from $379.2 million in the prior year second quarter to $539.8 million. Net sales for the year-to-date period increased $395.6 million, or 48.1%, from $822.8 million in the prior year-to-date period to $1,218.4 million. The second quarter increase was primarily due to sales of $184.9 million resulting from the merger, partially offset by a decrease in sales of $17.1 million due to store closures. Retail comparable store sales for the second quarter were flat to the prior year, primarily due to the later timing of Easter, which accounted for approximately 80 basis points, and the impact of the cutbacks in SNAP benefits. The year-to-date increase was primarily due to sales of $426.3 million resulting from the merger and a comparable store sales increase of 1.3 percent, or $8.8 million, partially offset by a decrease in sales of $33.2 million due to store closures and lower fuel sales $5.8 million. We define a retail store as comparable when it is in operation for 14 periods (a period is four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

Gross profit for the second quarter increased $132.0 million, or 98.9 percent, from $133.4 million in the prior year second quarter to $265.4 million. As a percent of net sales, gross profit for the second quarter decreased to 14.7 percent from 20.5 percent. Gross profit for the year-to-date period increased $306.8 million, or 100.5%, from $305.1 million in the prior year-to-date period to $611.9 million. As a percent of net sales, gross profit for the year-to-date period decreased to 14.8% from 21.3%. The second quarter and year-to-date gross profit rate decreases were principally driven by sales mix due to the merger with Nash-Finch and the impact of low inflation. Excluding the gross profit resulting from the merger with Nash-Finch, year-to-date gross profit decreased $10.4 million, or 3.4 percent, and as a rate to sales decreased to 20.9 percent from 21.3 percent.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses, including merger transaction and integration expenses, for the second quarter increased $114.4 million, or 97.6 percent, from $117.3 million in the prior year second quarter to $231.7 million. As a percent of net sales, SG&A expenses were 12.8 percent for the second quarter compared to 18.0 percent in the prior year second quarter. SG&A expenses, including the merger transaction and integration expenses, for the year-to-date period increased $283.8 million, or 106.4%, from $266.7 million in the prior year-to-date period to $550.5 million. As a percent of net sales, SG&A expenses were 13.4% for the current year-to-date period compared to 18.6% in the prior year-to-date period. The dollar increase in the second quarter was due primarily to $119.1 million in expenses related to the Nash-Finch operations, partially offset by decreased store labor and SG&A expenses of $4.4 million due to store closures. The decrease as a percent of sales was primarily due to the merger with Nash-Finch and related synergies. Excluding the expenses related to Nash-Finch operations and the expenses related to the merger transaction and integration, SG&A expenses for the second quarter would have decreased $4.9 million, or 4.2 percent, from $114.9 million in the prior year second quarter to $110.0 million primarily due to store closures. As a percent of sales, SG&A expenses excluding the Nash-Finch operations and merger and integration expenses would have been 17.7 percent for the second quarter compared to 17.6 percent in the prior year second quarter. The dollar increase in the year-to-date period was due primarily to $286.3 million in expenses related to the Nash-Finch operations and $4.4 million in increased expenses related to merger and integration efforts, partially offset by decreased store labor and SG&A expenses of $8.1 million due to store closures. The decrease as a percent of sales was primarily due to the merger with Nash-Finch and related synergies. Excluding the expenses related to Nash-Finch operations and the expenses related to the merger transaction and integration, SG&A expenses for the year-to-date period decreased $6.8 million, or 2.6 percent, from $264.3 million in the prior year-to-date period to $257.5 million. As a percent of sales, SG&A expenses excluding the Nash-Finch operations and merger and integration expenses were 18.3 percent for the year-to-date period compared to 18.5 percent in the prior year-to-date period.

Restructuring and Asset Impairment – The second quarter restructuring and asset impairment charges consisted primarily of costs related to closed stores and distribution center. The current year-to-date restructuring and asset impairment consisted primarily of asset impairment charges for a retail store and restructuring charges related to the closure of a distribution center, partially offset by gains on sales of assets related to store closings and a favorable settlement on a lease termination of a previously closed store. Restructuring and asset impairment in the prior year-to-date consisted of asset impairment charges related to an underperforming retail store.

Interest Expense – Interest expense increased $3.3 million, or 144.5 percent, from $2.2 million in the prior year second quarter to $5.5 million. For the year-to-date period, interest expense increased $6.9 million, or 115.6%, from $6.0 million to $12.9 million. The increase in interest expense was primarily due to increased borrowings from the amended and restated credit agreement that was entered into contemporaneously with the closing of the merger with Nash-Finch Company, partially offset by the redemption of the convertible senior notes in the prior year first quarter.

Debt Extinguishment – Debt extinguishment charges of $2.8 million were incurred in the prior year first quarter in connection with the redemption of $57.4 million of Convertible Senior Notes.

Income Taxes – The effective income tax rate was 36.0% and 37.7% for the 12 weeks ended July 12, 2014 and July 20, 2013, respectively. For the 28 weeks ended July 12, 2014 and July 20, 2013, the effective income tax rate was 36.7% and 38.3%, respectively. The difference from the Federal statutory rate in the current year was due primarily to state income taxes, partially offset by a benefit for the favorable settlement of an unrecognized tax liability established in the prior year. The differences from the Federal statutory rate in the prior year were due primarily to state income taxes.

Discontinued Operations

Certain of our retail and food distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the 28 weeks ended:

(In thousands)	July 12, 2014	July 20, 2013
Net cash provided by operating activities	$63,973	$47,441
Net cash used in investing activities	(36,447)	(19,748)
Net cash used in financing activities	(30,136)	(32,531)
Net cash used in discontinued operations	(186)	(464)

Net decrease in cash and cash equivalents	(2,796)	(5,302)
Cash and cash equivalents at beginning of period	9,216	8,960

Cash and cash equivalents at end of period	$6,420	$3,658

Net cash provided by operating activities increased from the prior year-to-date period primarily due to the merger with Nash-Finch, partially offset by the timing of seasonal working capital requirements.

Net cash used in investing activities increased $16.7 million to $36.4 million during the current year-to-date period primarily due to an increase in capital expenditures resulting from the merger with Nash-Finch. Military, Food Distribution and Retail segments utilized 34.1 percent, 26.6 percent and 39.3 percent of capital expenditures, respectively.

Net cash used in financing activities in the current year-to-date period resulted primarily from net payments from the revolving credit facility of $17.8 million, the payment of dividends of $9.1 million and the repayment of other long term debt of $4.2 million. Net cash used in financing activities in the prior year-to-date period consisted of the repurchase of the Convertible Senior Notes for $58.0 million, payment of dividends of $3.7 million and the repayment of other long term debt of $2.3 million, partially offset by net proceeds from the revolving credit facility of $31.2 million. The increase in dividends paid was due to an increase in shares outstanding due to the merger with Nash-Finch and a 33.3 percent increase in the dividend rate from $0.09 per share to $0.12 per share that was approved by the Board of Directors and announced on March 3, 2014. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including our future financial condition, anticipated profitability and cash flows and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at July 12, 2014 are $7.2 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations contains the net cash flows of our discontinued operations and consists primarily of insurance run-off claims and facility maintenance expenditures.

Our principal sources of liquidity are cash flows generated from operations and our senior secured credit facility which has maximum available credit of $1.0 billion. As of July 12, 2014, our senior secured revolving credit facility and senior secured term loan had outstanding borrowings of $462.9 million; additional available borrowings under our $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit agreement requires that SpartanNash maintain excess availability of 10 percent of the borrowing base as such term is defined in the credit agreement. SpartanNash had excess availability after the 10 percent covenant of $390.8 million at July 12, 2014. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $11.0 million were outstanding as of July 12, 2014. The revolving credit facility matures November 2018, and is secured by substantially all of our assets. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and senior note debt redemption and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

Our current ratio increased to 1.80:1.00 at July 12, 2014 from 1.72:1.00 at December 28, 2013 and our investment in working capital increased to $416.9 million at July 12, 2014 from $387.0 million at December 28, 2013. Our net debt to total capital ratio decreased to 0.44:1.00 at July 12, 2014 versus 0.46:1.00 at December 28, 2013.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of July 12, 2014 and December 28, 2013.

(In thousands)	July 12, 2014	December 28, 2013
Current maturities of long-term debt and capital lease obligations	$7,189	$7,345
Long-term debt and capital lease obligations	576,474	598,319

Total debt	583,663	605,664
Cash and cash equivalents	(6,420)	(9,216)

Total net long-term debt	$577,243	$596,448

For information on contractual obligations, see our Transition Report on Form 10-K for the 39 week period ended December 28, 2013. At July 12, 2014, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

Ratio of Earnings to Fixed Charges

For purposes of calculating the ratio of earnings to fixed charges under the terms of the Senior Notes, earnings consist of net earnings, as adjusted under the terms of the Senior Notes indenture, plus income tax expense, fixed charges and non-cash charges, less cash payments relating to non-cash charges added back to net earnings in prior periods. Fixed charges consist of interest cost, including capitalized interest, and amortization of debt issue costs. Our ratio of earnings to fixed charges was 9.93:1.00 for the four quarters ended July 12, 2014.

Off-Balance Sheet Arrangements

We have also made certain commercial commitments that extend beyond July 12, 2014. These commitments consist primarily of standby letters of credit of $11.0 million as of July 12, 2014.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying financial statements are prepared using the same critical accounting policies discussed in our Transition Report on Form 10-K for the 39 week period ended December 28, 2013.

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

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new guidance contained in the ASU affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 30, 2017. Adoption is allowed by either the full retrospsective or modified retrospective approach. We are currently in the process of evaluating the impact of adoption of this ASU on our Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk”, of the Company’s Transition Report on Form 10-K for the fiscal year ended December 28, 2013.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of July 12, 2014 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). SpartanNash’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the second quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The information regarding the Putative Class Actions set forth in Note 7 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements set forth under Item 1 of this report is incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 12 week period ended July 12, 2014. On May 17, 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of the SpartanNash’s common stock. SpartanNash did not repurchase shares of common stock under the share repurchase program during the quarter ended July 12, 2014. The approximate dollar value of shares that may yet be purchased under the repurchase plan was $26.2 million as of July 12, 2014. All employee transactions are under associate stock compensation plans. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

SpartanNash Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 20, 2014 – May 17, 2014
Employee Transactions	63,169	$21.53
Repurchase Program	—	$—
May 18 – June 14, 2014
Employee Transactions	—	$—
Repurchase Program	—	$—
June 15 – July 12, 2014
Employee Transactions	—	$—
Repurchase Program	—	$—

Total for Quarter ended July 12, 2014
Employee Transactions	63,169	$21.53

Repurchase Program	—	$—

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

3.1	Restated Articles of Incorporation of SpartanNash Company, as amended.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture dated December 6, 2012 by and among Spartan Stores, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN STORES, INC. (REGISTRANT)

Date: August 14, 2014	By	/s/ David M. Staples
David M. Staples
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

3.1	Restated Articles of Incorporation of SpartanNash Company, as amended.

3.2	Bylaws of Spartan Stores, Inc., as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

4.1	Indenture dated December 6, 2012 by and among Spartan Stores, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document