Form 10-Q
period 2014-10-04
SpartanNash Co
filed 2014-11-06
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2014.

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

As of November 3, 2014, the registrant had 37,495,960 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of SpartanNash Company and subsidiaries (“SpartanNash”). These forward-looking statements are identifiable by words or phrases indicating that SpartanNash or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that the Company is “positioned” for a particular result, or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment, restructuring cost provisions and fair value measurements are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, other report, release, presentation, or statement.

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

Our ability to achieve sales and earnings expectations; improve operating results; realize benefits of the merger with Nash-Finch Company (including realization of synergies); maintain or strengthen our retail-store performance; assimilate acquired distribution centers and stores; maintain or grow sales; respond successfully to competitors including remodels and new openings; maintain or improve gross margin; effectively address food cost or price inflation or deflation; maintain or improve customer and supplier relationships; realize expected synergies from other acquisition activity; realize expected benefits of restructuring; realize growth opportunities; maintain or expand our customer base; reduce operating costs; sell on favorable terms assets held for sale; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends, and successfully implement and realize the expected benefits of the other programs, initiatives, systems, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, our other reports, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries, adverse changes in government funded consumer assistance programs, possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action, changes in funding levels, or the effects of mandated reductions in or sequestration of government expenditures, and other factors.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 4, 2014	December 28, 2013
Assets
Current assets
Cash and cash equivalents	$8,048	$9,216
Accounts and notes receivable, net	305,433	285,393
Inventories, net	612,901	589,497
Prepaid expenses and other current assets	34,093	38,423
Property and equipment held for sale	11,013	440
Total current assets	971,488	922,969

Property and equipment, net	596,294	628,482
Goodwill	297,352	299,186
Other assets, net	126,135	133,014

Total assets	$1,991,269	$1,983,651

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$411,279	$365,584
Accrued payroll and benefits	64,307	81,175
Other accrued expenses	43,851	51,992
Deferred income taxes	22,987	18,706
Current maturities of long-term debt and capital lease obligations	7,349	7,345
Total current liabilities	549,773	524,802

Long-term liabilities
Deferred income taxes	91,602	86,750
Postretirement benefits	18,855	22,009
Other long-term liabilities	37,261	44,898
Long-term debt and capital lease obligations	549,530	598,319
Total long-term liabilities	697,248	751,976

Commitments and contingencies (Note 7)
Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,625 and 37,371 shares outstanding	521,875	518,056
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(8,375)	(8,794)
Retained earnings	230,748	197,611
Total shareholders’ equity	744,248	706,873

Total liabilities and shareholders’ equity	$1,991,269	$1,983,651

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	12 Weeks Ended			40 Weeks Ended
	October 4,		October 12,	October 4,	October 12,
	2014		2013	2014	2013
Net sales	$1,809,571		$630,088	$5,953,473	$2,061,491
Cost of sales	1,548,162		499,627	5,079,612	1,625,890
Gross profit	261,409		130,461	873,861	435,601

Operating expenses
Selling, general and administrative	227,690		113,455	771,961	377,740
Merger transaction and integration	1,379		4,634	8,128	7,011
Restructuring and asset impairment	(1,272)		—	(67)	2,220
Total operating expenses	227,797		118,089	780,022	386,971

Operating earnings	33,612		12,372	93,839	48,630

Other income and expenses
Interest expense	5,467		2,205	18,416	8,211
Debt extinguishment	—		—	—	2,762
Other, net	(1)		(5)	4	(20)
Total other income and expenses	5,466		2,200	18,420	10,953

Earnings before income taxes and discontinued operations	28,146		10,172	75,419	37,677
Income taxes	10,977		3,513	28,336	14,050
Earnings from continuing operations	17,169		6,659	47,083	23,627

Loss from discontinued operations, net of taxes	(73)		(88)	(358)	(428)
Net earnings	$17,096		$6,571	$46,725	$23,199

Basic earnings per share:
Earnings from continuing operations	0.46		0.30	1.25	1.08
Loss from discontinued operations	(0.01)	*	—	(0.01)	(0.02)
Net earnings	0.45		0.30	1.24	1.06

Diluted earnings per share:
Earnings from continuing operations	$0.45		$0.30	$1.25	$1.08
Loss from discontinued operations	—		—	(0.01)	(0.02)
Net earnings	$0.45		$0.30	$1.24	$1.06

Weighted average shares outstanding:
Basic	37,717		21,876	37,678	21,820
Diluted	37,778		21,969	37,749	21,908

See accompanying notes to condensed consolidated financial statements.

*	Includes rounding

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 4,	October 12,	October 4,	October 12,
	2014	2013	2014	2013

Net earnings	$17,096	$6,571	$46,725	$23,199

Other comprehensive income, before tax
Pension and postretirement liability adjustment	203	336	678	845
Total other comprehensive income, before tax	203	336	678	845

Income tax benefit related to items of other comprehensive income	(78)	(130)	(259)	(327)

Total other comprehensive income, after tax	125	206	419	518
Comprehensive income	$17,221	$6,777	$47,144	$23,717

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance – December 28, 2013	37,371	$518,056	$(8,794)	$197,611	$706,873

Net earnings	—	—	—	46,725	46,725
Other comprehensive income	—	—	419	—	419
Dividends ($0.36 per share)	—	—	—	(13,588)	(13,588)
Share repurchase	(121)	(2,492)	—	—	(2,492)
Stock-based employee compensation	—	6,017	—	—	6,017
Issuances of common stock and related tax benefit on stock option exercises and stock bonus plan and from deferred compensation plan	145	1,393	—	—	1,393
Issuances of restricted stock and related income tax benefits	317	530	—	—	530
Cancellations of restricted stock	(87)	(1,629)	—	—	(1,629)

Balance – October 4, 2014	37,625	$521,875	$(8,375)	$230,748	$744,248

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	40 Weeks Ended
	October 4,	October 12,
	2014	2013
Cash flows from operating activities
Net earnings	$46,725	$23,199
Loss from discontinued operations, net of tax	358	428
Earnings from continuing operations	47,083	23,627
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Restructuring and asset impairment charges	(67)	2,220
Convertible debt interest	—	379
Loss on debt extinguishment	—	2,762
Depreciation and amortization	68,043	31,586
LIFO expense	5,077	413
Postretirement benefits expense	1,093	147
Deferred income taxes	3,640	(7,885)
Stock-based compensation expense	6,017	2,865
Excess tax benefit on stock compensation	(651)	(146)
Other, net	(205)	99
Changes in operating assets and liabilities:
Accounts receivable	(18,629)	(9,540)
Inventories	(29,582)	(5,857)
Prepaid expenses and other assets	4,676	6,841
Accounts payable	59,079	11,245
Accrued payroll and benefits	(17,021)	(4,273)
Postretirement benefit payments	(4,016)	(252)
Other accrued expenses and other liabilities	(7,152)	1,906
Net cash provided by operating activities	117,385	56,137
Cash flows from investing activities
Purchases of property and equipment	(57,611)	(28,784)
Net proceeds from the sale of assets	5,368	115
Loans to customers	(4,915)	—
Payments from customers on loans	2,864	—
Other	(68)	(1,095)
Net cash used in investing activities	(54,362)	(29,764)
Cash flows from financing activities
Proceeds from revolving credit facility	788,740	424,384
Payments on revolving credit facility	(831,688)	(387,315)
Share repurchase	(2,492)	—
Repurchase of convertible notes	—	(57,973)
Repayment of other long-term debt	(5,836)	(3,139)
Financing fees paid	(479)	(27)
Excess tax benefit on stock compensation	651	146
Proceeds from sale of common stock	780	224
Dividends paid	(13,588)	(5,679)
Net cash used in financing activities	(63,912)	(29,379)
Cash flows from discontinued operations
Net cash used in operating activities	(279)	(454)
Net cash used in discontinued operations	(279)	(454)
Net decrease in cash and cash equivalents	(1,168)	(3,460)
Cash and cash equivalents at beginning of period	9,216	8,960
Cash and cash equivalents at end of period	$8,048	$5,500

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 Summary of Significant Accounting Policies and Basis of Presentation

SpartanNash Company was formerly known as Spartan Stores, Inc. which began doing business under the assumed name of “SpartanNash Company,” upon completion of the merger with Nash-Finch Company (“Nash-Finch”) on November 19, 2013. The formal name change to SpartanNash Company was approved and became effective after the annual shareholders meeting on May 28, 2014. The accompanying unaudited Condensed Consolidated Financial Statements (the “financial statements”) include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash”). The operating results of Nash-Finch are included in the financial statements for the year-to-date and third quarter ended October 4, 2014 only. All significant intercompany accounts and transactions have been eliminated.

In connection with the merger with Nash-Finch, effective November 19, 2013, the Board of Directors of SpartanNash determined to change the Company’s fiscal year end from the last Saturday in March to the Saturday nearest to December 31, beginning with the transition period ended December 28, 2013. Beginning with fiscal 2014 the Company’s interim quarters consist of 12 weeks, except for the first quarter which consists of 16 weeks. As a result of this change, in these financial statements, including the notes thereto, financial results for the current third quarter and year-to-date ended October 4, 2014 are for 12 and 40 weeks, respectively. In addition, our Condensed Consolidated Statements of Earnings include an unaudited 12-week period and 40-week period ended October 12, 2013 and the Condensed Consolidated Statements of Cash Flows for the prior year include an unaudited 40-week period ended October 12, 2013. The prior year financial statements were recast to the new fiscal year format based upon the original fiscal period end dates. As a result, the period end date for the prior year financial statements differs with the current year by one week and the full prior fiscal year will consist of 51 weeks with the fourth quarter comprised of only 11 weeks. Fiscal year 2014 will consist of 53 weeks with the fourth quarter comprised of 13 weeks.

In the opinion of management, the accompanying financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of SpartanNash as of October 4, 2014, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2 Recently Issued Accounting Standards

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within those years. The Company is currently assessing the potential impact of ASU No. 2014-08 on its financial statements.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed on November 19, 2013. During the measurement period, which will end on November 18, 2014, net adjustments of $7.0 million have been made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below. The accompanying condensed consolidated balance sheet as of December 28, 2013 has been retrospectively adjusted to reflect these adjustments made as of November 19, 2013 as required by the accounting guidance for business combinations. The valuation process is not complete and the final determination of the fair values may result in further adjustments to the values presented below:

(In thousands)	Initial Valuation	2014 Adjustments to Fair Value	October 4, 2014
Current assets	$790,296	$(2,866)	$787,430
Property and equipment	369,495	(22,995)	346,500
Goodwill	43,584	(6,962)	36,622
Intangible assets	10,750	17,800	28,550
Other	38,160	—	38,160
Total assets acquired	1,252,285	(15,023)	1,237,262
Current liabilities	353,484	(11,263)	342,221
Other long-term liabilities	81,047	(4,516)	76,531
Long-term debt and capital lease obligations	438,140	756	438,896
Total liabilities assumed	872,671	(15,023)	857,648
Net assets acquired	$379,614	$—	$379,614

During the second quarter ended July 12, 2014, management of the Company made revisions to the cash flow projections to correct the allocation between certain reporting units related to the valuation analysis completed in 2013. Management has concluded that the purchase accounting effect of the revisions is not material to the consolidated financial statements for any period presented. As a result of the revisions, property and equipment was decreased by $23.0 million, while intangible assets were increased by $19.3 million and goodwill was increased by $3.7 million.

The excess of the purchase price over the fair value of net assets acquired of $36.6 million was preliminarily recorded as goodwill in the condensed consolidated balance sheet and allocated to the Food Distribution segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Nash-Finch. No goodwill is expected to be deductible for tax purposes.

Intangible assets acquired are currently valued as follows:

(In thousands)	Intangible Assets	Useful Life
Trade names	$6,700	Indefinite
Customer lists	5,100	7 years
Customer relationships	12,100	20 years
Favorable leases	4,650	7 to 22 years
	$28,550

The following supplemental pro forma financial information presents sales and net earnings as if the Nash-Finch Company was acquired on the first day of the 40-week period ended October 12, 2013. This pro forma information is not necessarily indicative of the results that would have been obtained if the acquisition had occurred at the beginning of the 40-week period presented or that may be obtained in the future.

	October 12, 2013
(In thousands)	12 Weeks Ended	40 Weeks Ended
Net sales	$1,796,656	$5,928,875
Net earnings from continuing operations	13,799	41,980

Note 4 Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Retail	Food Distribution	Total
Balance at December 28, 2013:
Goodwill	$254,438	$131,348	$385,786
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	167,838	131,348	299,186
Other	(1,834)	—	(1,834)
Balance at October 4, 2014:
Goodwill	252,604	131,348	383,952
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	$166,004	$131,348	$297,352

The following table reflects the components of amortized intangible assets, included in “Other, net” on the Condensed Consolidated Balance Sheets:

	October 4, 2014		December 28, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$2,527	$1,732	$4,566	$3,427
Favorable leases	8,408	2,601	8,408	2,215
Pharmacy customer script lists	17,223	10,951	17,423	8,946
Customer relationships	12,100	597	12,100	78
Trade names	1,219	408	1,219	233
Franchise fees and other	400	165	370	129
Total	$41,877	$16,454	$44,086	$15,028

The weighted average amortization period for amortizable intangible assets is as follows:

Non-compete agreements	5.9 years
Favorable leases	16.7 years
Customer lists	7.2 years
Customer relationships	20.0 years
Trade names	7.0 years
Franchise fees and other	10.4 years

Estimated amortization expense for fiscal year 2014 through 2018 is as follows:

(In thousands)	Fiscal Year	Amortization Expense
	2014	$3,413
	2015	3,156
	2016	2,622
	2017	2,397
	2018	2,033

Indefinite-lived intangible assets that are not amortized consist primarily of trade names and licenses for the sale of alcoholic beverages which totaled $33.1 million and $33.2 million as of October 4, 2014 and December 28, 2013.

Note 5 Restructuring and Asset Impairment

The following table provides the activity of restructuring costs for the 40 weeks ended October 4, 2014. Accrued restructuring costs recorded in the Condensed Consolidated Balance Sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)	Lease and Ancillary Costs	Severance	Total
Balance at December 28, 2013	$19,496	$1,035	$20,531
Provision for lease and related ancillary costs, net of sublease income	236	—	236	(a)
Provision for severance	—	306	306	(b)
Changes in estimates	(1,436)	—	(1,436	)(c)
Accretion expense	523	—	523
Payments	(5,378)	(1,257)	(6,635)
Balance at October 4, 2014	$13,441	$84	$13,525
(a)	The provision for lease and related ancillary costs represents the initial charges estimated to be incurred for store closings in the Retail segment.
(b)	The provision for severance includes $0.1 million related to a distribution center closing in the Food Distribution segment and $0.2 million related to store closings in the Retail segment.
(c)

Goodwill was reduced by $1.3 million as a result of certain of these changes in estimates as the initial charges for certain stores were established in the purchase price allocations for previous acquisitions.  In addition, Restructuring charges were reduced by $0.1 million for the remainder of the changes in estimates.

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Restructuring and asset impairment charges included in the Condensed Consolidated Statements of Earnings consisted of the following:

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 4, 2014	October 12, 2013	October 4, 2014	October 12, 2013
Asset impairment charges (a)	$—	$—	$906	$2,220
Provision for leases and related ancillary costs, net of sublease income, related to store closings (b)	—	—	236	—
Gains on sales of assets related to stores closed	(1,638)	—	(2,636)	—
Provision for severance (c)	40	—	306	—
Other costs associated with distribution center and store closings	326	—	1,213	—
Changes in estimates (d)	—	—	(92)	—
	$(1,272)	$—	$(67)	$2,220
(a)	The asset impairment charges were incurred in the Retail segment due to economic and competitive environment of certain stores.
(b)	The provision for lease and related ancillary costs, net of sublease income, represents the initial charges estimated to be incurred for store closings in the Retail segment.
(c)	The provision for severance related to a distribution center closing in the Food Distribution segment and store closings in the Retail segment.
(d)

The majority of the changes in estimates relates to revised estimates of lease ancillary costs associated with previously closed facilities in the Retail and Food Distribution segments. The Retail and Food Distribution segments realized $(379) and $287, respectively, in the 40 weeks ended October 4, 2014.

Note 6 Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. At October 4, 2014 and December 28, 2013 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	October 4, 2014	December 28, 2013
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$7,349	$7,345
Long-term debt and capital lease obligations	549,530	598,319
Total book value of debt instruments	556,879	605,664
Fair value of debt instruments	561,500	609,682
Excess of fair value over book value	$4,621	$4,018

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

Long-lived assets with a book value of $0.9 million and $3.6 million in the 40 week periods ended October 4, 2014 and October 12, 2013, respectively, were measured at a fair value of $0.0 million and $1.4 million, respectively, on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Our accounting and finance team management, which report to the chief financial officer, determine our valuation policies and procedures. The development and determination of the unobservable inputs for level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance team management and are approved by the chief financial officer. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. SpartanNash estimates future cash flows based on experience and knowledge of the market in which the assets are located, and when necessary, uses real estate brokers. See Note 5 for discussion of long-lived asset impairment charges.

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

On or about July 24, 2013, a putative class action complaint (the “State Court Action”) was filed in the District Court for the Fourth Judicial District, State of Minnesota, County of Hennepin (the “State Court”), by a stockholder of Nash-Finch Company in connection with the pending merger with Spartan Stores, Inc. The State Court Action was styled Greenblatt v. Nash-Finch Co. et al., Case No. 27-cv-13-13710. That complaint was amended on August 28, 2013, after Spartan Stores filed a registration statement with the Securities and Exchange Commission containing a preliminary version of the joint proxy statement/prospectus. On September 9, 2013, the defendants filed motions to dismiss the State Court Action. On or about September 19, 2013, a second putative class action complaint (the “Federal Court Action” and, together with the State Court Action, the “Putative Class Actions”) was filed in the United States District Court for the District of Minnesota (the “Federal Court”), by a stockholder of Nash-Finch. The Federal Court Action was styled Benson v. Covington et al., Case No. 0:13-cv-02574.

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

SpartanNash believed that these lawsuits were without merit; however, to eliminate the burden, expense and uncertainties inherent in such litigation, Nash-Finch and Spartan Stores agreed, as part of settlement discussions, to make certain supplemental disclosures in the joint proxy statement/prospectus requested by the Putative Class Actions in the definitive joint proxy statement/prospectus. On October 30, 2013, the defendants entered into the Memorandum of Understanding regarding the settlement of the Putative Class Actions. The Memorandum of Understanding outlined the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Putative Class Actions. In consideration for such settlement and release, Nash-Finch and Spartan Stores acknowledged that the supplemental disclosures in the joint proxy statement/prospectus were made in response to the Putative Class Actions. The Memorandum of Understanding contemplated that the parties will use their best efforts to agree upon, execute and present to the State Court for approval a stipulation of settlement within thirty days after the later of the date that the Merger is consummated or the date that plaintiffs and their counsel have confirmed the fairness, adequacy, and reasonableness of the settlement, and that upon execution of such stipulation, and as a condition to final approval of the settlement, the plaintiff in the Federal Action would withdraw the claims in and cause to be dismissed the Federal Action, with any individual claims being dismissed with prejudice. The Memorandum of Understanding provided that Nash-Finch would pay, on behalf of all defendants, the plaintiffs’ attorneys’ fees and expenses, subject to approval by the State Court, in an amount not to exceed $550,000. On February 11, 2014, the parties executed the Stipulation and Agreement Compromise, Settlement and Release (the “Stipulation of Settlement.”) to resolve, discharge and settle the Putative Class Actions. The Stipulation of Settlement was subject to customary conditions, including approval by the State Court, which will consider the fairness, reasonableness and adequacy of such settlement. On February 18, 2014, the Federal Court entered a final order dismissing the Federal Court Action with prejudice. On February 28, 2014, pursuant to the terms of the Stipulation of Settlement, the plaintiffs in the State Court Action filed an unopposed motion for preliminary approval of class action settlement, conditional certification of class, and approval of notice to be furnished to the class. On March 7, 2014, the State Court entered an order preliminarily approving the Settlement Stipulation, subject to a hearing, scheduled for May 20, 2014. At the hearing on May 20, 2014, the Settlement Stipulation was approved. On July 21, 2014, the appeals period expired and the matter is now closed.

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

Based on the most recent information available to SpartanNash, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that SpartanNash’s contributions to this plan will increase each year. Management is not aware of any significant change in funding levels since December 28, 2013. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 8 Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the 12 weeks and 40 weeks ended October 4, 2014 and October 12, 2013:

(In thousands) 12 Weeks Ended	Cash Balance Pension Plan		Super Foods Pension Plan
	October 4, 2014	October 12, 2013	October 4, 2014
Interest cost	$556	$517	$461
Expected return on plan assets	(867)	(944)	(532)
Recognized actuarial net loss	228	300	—
Net periodic income	$(83)	$(127)	$(71)
Settlement expense	261	—	—
Total expense (income)	$178	$(127)	$(71)

(In thousands) 12 Weeks Ended	SERP		Spartan Stores Medical Plan
	October 4, 2014	October 12, 2013	October 4, 2014	October 12, 2013
Service cost	$—	$—	$44	$59
Interest cost	8	8	91	89
Amortization of prior service cost	—	—	(37)	(13)
Recognized actuarial net loss	7	6	4	41
Net periodic cost	$15	$14	$102	$176

(In thousands) 40 Weeks Ended	Cash Balance Pension Plan		Super Foods Pension Plan
	October 4, 2014	October 12, 2013	October 4, 2014
Interest cost	$1,854	$1,804	$1,536
Expected return on plan assets	(2,891)	(3,241)	(1,773)
Recognized actuarial net loss	761	995	—
Net periodic income	$(276)	$(442)	$(237)
Settlement expense	783	—	—
Total expense (income)	$507	$(442)	$(237)

(In thousands) 40 Weeks Ended	SERP		Spartan Stores Medical Plan
	October 4, 2014	October 12, 2013	October 4, 2014	October 12, 2013
Service cost	$—	$—	$144	$183
Interest cost	27	28	303	300
Amortization of prior service cost	—	—	(122)	(42)
Recognized actuarial net loss	23	22	15	127
Net periodic cost	$50	$50	$340	$568

The Company made contributions of $2.0 million and $1.1 million to the Super Foods Pension Plan during the 40 weeks and 12 weeks ended October 4, 2014, respectively, and expects to make contributions totaling $2.3 million for the fiscal year ending January 3, 2015. No contributions were made to the Cash Balance Pension Plan for the 40 weeks ended October 4, 2014, nor are any expected to be made for the fiscal year ending January 3, 2015.

As previously stated in Note 7, SpartanNash contributes to the Central States Southeast and Southwest Areas Pension Fund (“Fund”) (EIN 7456500) under the terms of the existing collective bargaining agreements and in the amounts set forth in the related collective bargaining agreements. SpartanNash employer contributions during the 39-week transition fiscal year ended December 28, 2013 totaled $6.8 million, which Fund administrators represent is less than 5% of total employer contributions to the Fund. SpartanNash’s employer contributions for the 40 weeks ended October 4, 2014 and October 12, 2013 were $10.3 million and $7.2 million, respectively.

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

During the 12 week periods ended October 4, 2014 and October 12, 2013, $0.1 million and $0.2 million, respectively, was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.2 million and $0.3 million, respectively, increased selling, general and administrative expenses and $0.1 million reduced income taxes in each period.  During the 40 week periods ended October 4, 2014 and October 12, 2013, $0.4 million and $0.5 million, respectively, was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.7 million and $0.8 million, respectively, increased selling, general and administrative expenses and $0.3 million reduced income taxes in each period.

Note 10 Income Taxes

The effective income tax rate was 39.0% and 34.5% for the 12 weeks ended October 4, 2014 and October 12, 2013, respectively. For the 40 weeks ended October 4, 2014 and October 12, 2013, the effective income tax rate was 37.6% and 37.3%, respectively. The differences from the Federal statutory rate in the current and prior year periods are due primarily to state income taxes, partially offset by the benefit resulting from the favorable settlement of unrecognized tax liabilities established in the prior year.

Note 11 Share-Based Compensation

SpartanNash has three shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

SpartanNash accounts for share-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the financial statements over the period that an employee is required to provide services in exchange for the award. SpartanNash recognized share-based compensation expense (net of tax) of $0.6 million ($0.02 per diluted share) and $0.5 million ($0.02 per diluted share) for the 12 weeks ended October 4, 2014 and October 12, 2013, respectively, as a component of Operating expenses and Income taxes in the Condensed Consolidated Statements of Earnings. Share-based compensation expense (net of tax) was $3.7 million ($0.10 per diluted share) and $1.8 million ($0.8 per diluted share) for the 40 weeks ended October 4, 2014 and October 12, 2013, respectively.

The following table summarizes activity in the share-based compensation plans for the 40 weeks ended October 4, 2014:

	Shares Under Options	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Outstanding at December 28, 2013	586,766	$19.30	518,835	$23.56
Granted	—	—	317,576	22.63
Exercised/Vested	(64,120)	12.17	(219,894)	16.41
Cancelled/Forfeited	(4,131)	3.25	(11,840)	21.82
Outstanding at October 4, 2014	518,515	$20.31	604,677	$23.09
Vested and expected to vest in the future at October 4, 2014	518,515	$20.31
Exercisable at October 4, 2014	518,515	$20.31

There were no stock options granted during the 40 weeks ended October 4, 2014 and October 12, 2013.

As of October 4, 2014, total unrecognized compensation cost related to non-vested share-based awards granted under our stock incentive plans was $5.6 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.4 years for restricted stock. All compensation costs related to stock options have been recognized.

Note 12 Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the financial statements for all periods presented, unless otherwise noted. There were no operations that were reclassified to discontinued operations during the 40 weeks ended October 4, 2014.

Note 13 Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	12 Weeks Ended		40 Weeks Ended
(In thousands, except per share amounts)	October 4, 2014	October 12, 2013	October 4, 2014	October 12, 2013
Numerator:
Earnings from continuing operations	$17,169	$6,659	$47,083	$23,627
Adjustment for earnings attributable to participating securities	(280)	(155)	(820)	(564)
Earnings from continuing operations used in calculating earnings per share	$16,889	$6,504	$46,263	$23,063
Denominator:
Weighted average shares outstanding, including participating securities	37,717	21,876	37,678	21,820
Adjustment for participating securities	(616)	(508)	(656)	(521)
Shares used in calculating basic earnings per share	37,101	21,368	37,022	21,299
Effect of dilutive stock options	61	93	71	88
Shares used in calculating diluted earnings per share	37,162	21,461	37,093	21,387
Basic earnings per share from continuing operations	$0.46	$0.30	$1.25	$1.08
Diluted earnings per share from continuing operations	$0.45	$0.30	$1.25	$1.08

Note 14 Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $7.2 million and $3.8 million for the 40 weeks ended October 4, 2014 and October 12, 2013, respectively. Non-cash investing activities include capital expenditures included in accounts payable of $3.6 million and $1.9 million for the 40 weeks ended October 4, 2014 and October 12, 2013, respectively.

Note 15 Operating Segment Information

The allocation of intersegment profit and corporate level expenses to the reporting segments was historically performed for the legacy Spartan Stores operations and the legacy Nash-Finch Company operations using methodologies consistent with Spartan Stores’ and Nash-Finch Company’s respective historical practices. As previously disclosed, subsequent to the merger management commenced an evaluation of potential methodologies for allocating intersegment profit and corporate level expenses to the reporting segments to determine the most appropriate manner for the newly merged operations.  During the third quarter of fiscal 2014, management completed this evaluation. The new allocation methodology was applied in the third quarter of fiscal year 2014 and reflects the manner in which the business is now managed and how management allocates resources and assesses performance. In accordance with generally accepted accounting principles, results for the first and second quarters of fiscal 2014 and all quarters in fiscal year 2013 have been revised to reflect the new allocation methodologies.  There was no impact to consolidated financial results.

The following tables set forth information about SpartanNash by operating segment under the new methodologies:

(In thousands)	Military	Food Distribution	Retail	Total
12 Week Period Ended October 4, 2014
Net sales to external customers	$523,553	$764,288	$521,730	$1,809,571
Inter-segment sales	—	223,809	—	223,809
Merger transaction and integration expenses	3	1,375	1	1,379
Depreciation and amortization	2,751	6,931	10,269	19,951
Operating earnings	5,651	13,834	14,127	33,612
Capital expenditures	1,120	9,329	9,542	19,991

(In thousands)		Food Distribution	Retail	Total
12 Week Period Ended October 12, 2013
Net sales to external customers		$270,195	$359,893	$630,088
Inter-segment sales		150,561	—	150,561
Merger transaction and integration expenses		4,634	—	4,634
Depreciation and amortization		1,529	8,179	9,708
Operating earnings		1,366	11,006	12,372
Capital expenditures		3,059	6,199	9,258
(In thousands)	Military	Food Distribution	Retail	Total
40 Week Period Ended October 4, 2014
Net sales to external customers	$1,710,122	$2,503,216	$1,740,135	$5,953,473
Inter-segment sales	—	751,777	—	751,777
Merger transaction and integration expenses	27	8,097	4	8,128
Depreciation and amortization	8,580	23,105	35,236	66,921
Operating earnings	15,956	38,713	39,170	93,839
Capital expenditures	13,968	19,319	24,324	57,611
(In thousands)		Food Distribution	Retail	Total
40 Week Period Ended October 12, 2013
Net sales to external customers		$878,791	$1,182,700	$2,061,491
Inter-segment sales		493,936	—	493,936
Merger transaction and integration expenses		7,011	—	7,011
Depreciation and amortization		5,225	26,701	31,926
Operating earnings		15,519	33,111	48,630
Capital expenditures		8,528	20,256	28,784

12 Week Period Ended July 12, 2014 (second quarter)

(In thousands)	Military	Food Distribution	Retail	Total
As currently reported
Net sales to external customers	$502,402	$767,926	$539,847	$1,810,175
Inter-segment sales	—	231,622	—	231,622
Merger transaction and integration expenses	24	2,554	3	2,581
Depreciation and amortization	1,552	7,155	10,710	19,417
Operating earnings	5,884	10,670	16,095	32,649
Capital expenditures	2,653	3,423	8,705	14,781

	Military	Food Distribution	Retail	Total
Allocation methodology changes applied
Net sales to external customers	$—	$—	$—	$—
Inter-segment sales	—	(12,244)	—	(12,244)
Merger transaction and integration expenses	—	—	—	—
Depreciation and amortization	66	(550)	484	—
Operating earnings	(847)	(458)	1,305	—
Capital expenditures	—	—	—	—

	Military	Food Distribution	Retail	Total
As originally reported
Net sales to external customers	$502,402	$767,926	$539,847	$1,810,175
Inter-segment sales	—	243,866	—	243,866
Merger transaction and integration expenses	24	2,554	3	2,581
Depreciation and amortization	1,486	7,705	10,226	19,417
Operating earnings	6,731	11,128	14,790	32,649
Capital expenditures	2,653	3,423	8,705	14,781

12 Week Period Ended July 20, 2013 (second quarter)

(In thousands)	Food Distribution	Retail	Total
As currently reported
Net sales to external customers	$271,890	$379,235	$651,125
Inter-segment sales	153,126	—	153,126
Merger transaction and integration expenses	2,377	—	2,377
Depreciation and amortization	1,565	7,927	9,492
Operating earnings	1,100	14,066	15,166
Capital expenditures	2,562	7,237	9,799

	Food Distribution	Retail	Total
Allocation methodology changes applied
Net sales to external customers	$—	$—	$—
Inter-segment sales	(7,083)	—	(7,083)
Merger transaction and integration expenses	—	—	—
Depreciation and amortization	(522)	522	—
Operating earnings	(5,665)	5,665	—
Capital expenditures	—	—	—

	Food Distribution	Retail	Total
As originally reported
Net sales to external customers	$271,890	$379,235	$651,125
Inter-segment sales	160,209	—	160,209
Merger transaction and integration expenses	2,377	—	2,377
Depreciation and amortization	2,087	7,405	9,492
Operating earnings	6,765	8,401	15,166
Capital expenditures	2,562	7,237	9,799

16 Week Period Ended April 19, 2014 (first quarter)

(In thousands)	Military	Food Distribution	Retail	Total
As currently reported
Net sales to external customers	$684,167	$971,002	$678,558	$2,333,727
Inter-segment sales	—	296,346	—	296,346
Merger transaction and integration expenses	—	4,168	—	4,168
Depreciation and amortization	4,277	9,019	14,257	27,553
Operating earnings	4,421	14,209	8,948	27,578
Capital expenditures	10,195	6,567	6,077	22,839

	Military	Food Distribution	Retail	Total
Allocation methodology changes applied
Net sales to external customers	$—	$—	$—	$—
Inter-segment sales	—	(15,470)	—	(15,470)
Merger transaction and integration expenses	—	—	—	—
Depreciation and amortization	84	(709)	625	—
Operating earnings	(1,140)	(152)	1,292	—
Capital expenditures	—	—	—	—

	Military	Food Distribution	Retail	Total
As originally reported
Net sales to external customers	$684,167	$971,002	$678,558	$2,333,727
Inter-segment sales	—	311,816	—	311,816
Merger transaction and integration expenses	—	4,168	—	4,168
Depreciation and amortization	4,193	9,728	13,632	27,553
Operating earnings	5,561	14,361	7,656	27,578
Capital expenditures	10,195	6,567	6,077	22,839

16 Week Period Ended April 27, 2013 (first quarter)

(In thousands)	Food Distribution	Retail	Total
As currently reported
Net sales to external customers	$336,706	$443,572	$780,278
Inter-segment sales	190,249	—	190,249
Depreciation and amortization	2,131	10,595	12,726
Operating earnings	13,053	8,039	21,092
Capital expenditures	2,907	6,820	9,727

	Food Distribution	Retail	Total
Allocation methodology changes applied
Net sales to external customers	$—	$—	$—
Inter-segment sales	(8,624)	—	(8,624)
Depreciation and amortization	(685)	685	—
Operating earnings	(6,268)	6,268	—
Capital expenditures	—	—	—

	Food Distribution	Retail	Total
As originally reported
Net sales to external customers	$336,706	$443,572	$780,278
Inter-segment sales	198,873	—	198,873
Depreciation and amortization	2,816	9,910	12,726
Operating earnings	19,321	1,771	21,092
Capital expenditures	2,907	6,820	9,727

(In thousands)	Military	Food Distribution	Retail	Total
11 Week Period Ended December 28, 2013 (fourth quarter)
Net sales to external customers	$248,642	$473,900	$406,005	$1,128,547
Inter-segment sales	—	179,708	—	179,708
Merger transaction and integration expenses	—	13,985	—	13,985
Depreciation and amortization	1,412	3,972	9,355	14,739
Operating earnings	1,901	(4,132)	(10,846)	(13,077)
Capital expenditures	2,246	2,202	7,009	11,457

	October 4, 2014	December 28, 2013*
Total Assets
Military	$480,599	$451,518
Food Distribution	810,725	805,468
Retail	695,192	721,898
Discontinued operations	4,753	4,767
Total	$1,991,269	$1,983,651
*	See Note 3.

The following table presents sales by type of similar product and services:

	12 Weeks Ended				40 Weeks Ended
(Dollars in thousands)	October 4, 2014		October 12, 2013		October 4, 2014		October 12, 2013
Non-perishables (1)	$1,146,410	63.4%	$312,038	49.5%	$3,753,373	63.1%	$1,012,545	49.1%
Perishables (2)	554,970	30.7	223,841	35.5	1,840,802	30.9	740,582	35.9
Pharmacy	65,733	3.6	50,909	8.1	215,459	3.6	163,242	7.9
Fuel	42,458	2.3	43,300	6.9	143,839	2.4	145,122	7.1
Consolidated net sales	$1,809,571	100%	$630,088	100%	$5,953,473	100%	$2,061,491	100%
(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

Our Food Distribution segment provides a wide variety of nationally branded and private label grocery products and perishable food products, including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care from 13 distribution centers to approximately 2,100 independent retail locations and 165 corporate-owned retail stores located in 31 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States.

Our Retail segment operates 165 supermarkets in the Midwest and Great Lakes which operate primarily under the banners of Family Fare Supermarkets, No Frills, Bag ‘N Save, Family Fresh Markets, D&W Fresh Markets, Sun Mart and Econofoods. Our retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. We offer pharmacy services in 79 of our supermarkets and we operate 30 fuel centers. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

Typically, all quarters are 12 weeks, except for our first quarter, which is 16 weeks and will generally include the Easter holiday. Our fourth quarter includes the Thanksgiving and Christmas holidays.  Fiscal 2014 will be comprised of 53 weeks.  As a result, the fourth quarter of fiscal 2014 will consist of 13 weeks.

The following table sets forth items from our Condensed Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales							Percentage Change
	12 Weeks Ended				40 Weeks Ended			12 Weeks Ended	40 Weeks Ended
(Unaudited)	October 4, 2014		October 12, 2013		October 4, 2014	October 12, 2013		October 4, 2014	October 4, 2014
Net sales	100.0		100.0		100.0	100.0		187.2	188.8
Gross profit	14.4		20.7		14.7	21.1		100.4	100.6
Selling, general and administrative expenses	12.5	*	18.0		13.0	18.3		100.7	104.4
Merger transaction and integration expenses	0.1		0.7		0.1	0.3		(70.2)	15.9
Restructuring and asset impairment charges (gains)	(0.1)		-		-	0.1		**	(103.0)
Operating earnings	1.9		2.0		1.6	2.4		171.7	93.0
Other income and expenses	0.3		0.4	*	0.3	0.6	*	148.5	68.2
Earnings before income taxes and discontinued operations	1.6		1.6		1.3	1.8		176.7	100.2
Income taxes	0.7	*	0.6		0.5	0.7		212.5	101.7
Earnings from continuing operations	0.9		1.0	*	0.8	1.1		157.8	99.3
Loss from discontinued operations, net of taxes	(0.0)		(0.0)		(0.0)	(0.0)		(17.0)	(16.4)
Net earnings	0.9		1.0		0.8	1.1		160.2	101.4
*	Difference due to rounding
**	Not meaningful

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

Following is an unaudited reconciliation of Operating earnings to adjusted operating earnings for the twelve and forty weeks ended October 4, 2014 and October 12, 2013.

	12 Weeks Ended		40 Weeks Ended
	October 4, 2014	October 12, 2013	October 4, 2014	October 12, 2013
Operating earnings	$33,612	$12,372	$93,839	$48,630
Add:
Asset impairment and restructuring (gains) charges	(1,272)	-	(67)	2,220
Expenses related to merger transaction and integration	1,379	4,634	8,128	7,011
Adjusted operating earnings	$33,719	$17,006	$101,900	$57,861
Reconciliation of operating earnings to adjusted operating earnings by segment:
Military:
Operating earnings	$5,651	$-	$15,956	$-
Add:
Expenses related to merger transaction and integration	3	-	27	-
Adjusted operating earnings	$5,654	$-	$15,983	$-
Food Distribution:
Operating earnings	$13,834	$1,366	$38,713	$15,519
Add:
Asset impairment and restructuring charges	-	-	1,029	-
Expenses related to merger transaction and integration	1,375	4,634	8,097	7,011
Adjusted operating earnings	$15,209	$6,000	$47,839	$22,530
Retail:
Operating earnings	$14,127	$11,006	$39,170	$33,111
Add:
Asset impairment and restructuring (gains) charges	(1,272)	-	(1,096)	2,220
Expenses related to merger transaction and integration	1	-	4	-
Adjusted operating earnings	$12,856	$11,006	$38,078	$35,331

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

Following is a reconciliation of Earnings from continuing operations to adjusted earnings from continuing operations for the twelve and forty weeks ended October 4, 2014 and October 12, 2013.

	12 Weeks Ended
	October 4, 2014			October 12, 2013
		Earnings from			Earnings from
	Earnings	continuing		Earnings	continuing
	from	operations		from	operations
(Unaudited)	continuing	per diluted		continuing	per diluted
(In thousands, except per share data)	operations	share		operations	share
Earnings from continuing operations	$17,169	$0.45		$6,659	$0.30
Adjustments, net of taxes:
Restructuring and asset impairment gains	(782)	(0.02)		-	-
Expenses related to merger transaction and integration	807	0.03	*	2,906	0.14	*
Favorable settlement of unrecognized tax liability	-	-		(238)	(0.01)
Adjusted earnings from continuing operations	$17,194	$0.46		$9,327	$0.43

Weighted average diluted shares outstanding	37,778			21,969
*	Includes rounding

	40 Weeks Ended
	October 4, 2014		October 12, 2013
		Earnings from		Earnings from
	Earnings	continuing	Earnings	continuing
	from	operations	from	operations
(Unaudited)	continuing	per diluted	continuing	per diluted
(In thousands, except per share data)	operations	share	operations	share
Earnings from continuing operations	$47,083	$1.25	$23,627	$1.08
Adjustments, net of taxes:
Restructuring and asset impairment (gains) charges	(41)	(0.00)	1,378	0.06
Debt extinguishment	-	-	1,715	0.08
Expenses related to merger transaction and integration	4,999	0.13	4,352	0.20
Favorable settlement of unrecognized tax liability	(595)	(0.02)	(238)	(0.01)
Adjusted earnings from continuing operations	$51,446	$1.36	$30,834	$1.41

Weighted average diluted shares outstanding	37,749		21,908
*	Includes rounding

Adjusted EBITDA

Consolidated adjusted EBITDA is a non-GAAP operating financial measure that we define as net earnings from continuing operations plus depreciation and amortization, and other non-cash items including imputed interest, non-cash stock compensation, the LIFO provision, as well as adjustments for unusual items that do not reflect the ongoing operating activities of SpartanNash and costs associated with the closing of operational locations, interest expense and the provision for income taxes to the extent deducted in the computation of net earnings.

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

Following is a reconciliation of net earnings to Adjusted EBITDA for the twelve and forty weeks ended October 4, 2014 and October 12, 2013.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 4, 2014	October 12, 2013	October 4, 2014	October 12, 2013
Net earnings	$17,096	$6,571	$46,725	$23,199
Add:
Discontinued operations	73	88	358	428
Income taxes	10,977	3,513	28,336	14,050
Interest expense	5,467	2,205	18,416	8,211
Debt extinguishment	-	-	-	2,762
Non-operating expense (income)	(1)	(5)	4	(20)
Operating earnings	33,612	12,372	93,839	48,630
Add:
LIFO expense	1,550	167	5,077	413
Depreciation and amortization	19,951	9,708	66,921	31,926
Restructuring and asset impairment (gains) charges	(1,272)	-	(67)	2,220
Expenses related to merger transaction and integration	1,379	4,634	8,128	7,011
Non-cash stock compensation and other	691	577	5,205	2,285
Adjusted EBITDA	$55,911	$27,458	$179,103	$92,485

Reconciliation of operating earnings to adjusted EBITDA by segment:

Military:
Operating earnings	$5,651	$-	$15,956	$-
Add:
LIFO expense	359	-	1,192	-
Depreciation and amortization	2,751	-	8,580	-
Expenses related to merger transaction and integration	3	-	27	-
Non-cash stock compensation and other	4	-	(55)	-
Adjusted EBITDA	$8,768	$-	$25,700	$-
Food Distribution:
Operating earnings	$13,834	$1,366	$38,713	$15,519
Add:
LIFO expense (income)	794	(5)	2,551	(199)
Depreciation and amortization	6,931	1,573	23,105	5,269
Restructuring and asset impairment charges	-	-	1,029	-
Expenses related to merger transaction and integration	1,375	4,634	8,097	7,011
Non-cash stock compensation and other	467	334	3,476	1,284
Adjusted EBITDA	$23,401	$7,902	$76,971	$28,884
Retail:
Operating earnings	$14,127	$11,006	$39,170	$33,111
Add:
LIFO expense	397	172	1,334	612
Depreciation and amortization	10,269	8,135	35,236	26,657
Restructuring and asset impairment (gains) charges	(1,272)	-	(1,096)	2,220
Expenses related to merger transaction and integration	1	-	4	-
Non-cash stock compensation and other	220	243	1,784	1,001
Adjusted EBITDA	$23,742	$19,556	$76,432	$63,601

Net Sales – Net sales for the quarter ended October 4, 2014 (“third quarter”) increased $1,179.5 million, or 187.2 percent, from $630.1 million in the quarter ended October 12, 2013 (“prior year third quarter”) to $1,809.6 million. Net sales for the year-to-date period ended October 4, 2014 (“year-to-date”) increased $3,892.0 million, or 188.8 percent, from $2,061.5 million in the prior year-to-date period ended October 12, 2013 (“prior year-to-date”) to $5,953.5 million. The third quarter increase in net sales was primarily due to $1.2 billion in sales generated as a result of the merger with Nash-Finch and positive Retail comparable store sales, excluding fuel, of 0.4 percent, partially offset by decreased sales due to closed stores in the Retail segment.  The increase in year-to-date net sales was primarily due to $3.9 billion in sales generated as a result of the merger with Nash-Finch, as well as an increase in Retail comparable store sales, excluding fuel, of 1.0 percent and net new business gains in the Food Distribution segment. The increase in year-to-date net sales was partially offset by decreased sales due to closed stores in the Retail segment.

Net sales for the third quarter and the year-to-date period in our Military segment were $523.6 million and $1,710.1 million, respectively.

Net sales for the third quarter in our Food Distribution segment, after intercompany eliminations, increased $494.1 million, or 182.9 percent, from $270.2 million in the prior year third quarter to $764.3 million. Net sales for the current year-to-date period in our Food Distribution segment, after intercompany eliminations, increased $1,624.4 million, or 184.8 percent, from $878.8 million in the prior year-to-date period to $2,503.2 million. The third quarter increase was primarily due to additional sales of $493.5 million resulting from the merger. The year-to-date increase was primarily due to additional sales of $1,614.6 million resulting from the merger, net new business of $6.6 million and a net increase in pharmacy sales of $6.3 million.

Net sales for the third quarter in our Retail segment increased $161.8 million, or 45.0 percent, from $359.9 million in the prior year third quarter to $521.7 million. Net sales for the year-to-date period increased $557.4 million, or 47.1 percent, from $1,182.7 million in the prior year-to-date period to $1,740.1 million. The third quarter increase was primarily due to sales of $179.2 million resulting from the merger and positive comparable store sales, excluding fuel, of 0.4 percent, partially offset by a decrease in sales of $19.5 million due to store closures. The year-to-date increase was primarily due to sales of $605.5 million resulting from the merger and a comparable store sales increase of 1.0 percent, partially offset by a decrease in sales of $56.1 million due to store closures. We define a retail store as comparable when it is in operation for 14 periods (a period is four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

Gross profit for the third quarter increased $130.9 million, or 100.4 percent, from $130.5 million in the prior year third quarter to $261.4 million. As a percent of net sales, gross profit for the third quarter decreased to 14.4 percent from 20.7 percent. Gross profit for the year-to-date period increased $438.3 million, or 100.6 percent, from $435.6 million in the prior year-to-date period to $873.9 million. As a percent of net sales, gross profit for the year-to-date period decreased to 14.7 percent from 21.1 percent. The third quarter and year-to-date gross profit rate decreases were principally driven by sales mix due to the merger with Nash-Finch, the impact of higher LIFO expense and lower center store inflation. Excluding the gross profit resulting from the merger with Nash-Finch, third quarter gross profit decreased $4.2 million, or 3.2 percent, and as a rate to sales decreased to 20.6 percent from 20.7 percent. Excluding the gross profit resulting from the merger with Nash-Finch, year-to-date gross profit decreased $14.6 million, or 3.4 percent, and as a rate to sales decreased to 20.8 percent from 21.1 percent.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the third quarter increased $114.2 million, or 100.7 percent, from $113.5 million in the prior year third quarter to $227.7 million. As a percent of net sales, SG&A expenses were 12.5 percent for the third quarter compared to 18.0 percent in the prior year third quarter. SG&A expenses for the year-to-date period increased $394.3 million, or 104.4 percent, from $377.7 million in the prior year-to-date period to $772.0 million. As a percent of net sales, SG&A expenses were 13.0 percent for the current year-to-date period compared to 18.3 percent in the prior year-to-date period. The dollar increase in the third quarter was due primarily to $121.8 million in expenses related to the Nash-Finch operations, partially offset by decreased store labor and SG&A expenses of $5.4 million due to store closures and a reduction of health care expenses of $2.0 million. The decrease as a percent of sales was primarily due to the merger with Nash-Finch and related synergies. Excluding the expenses related to Nash-Finch operations, SG&A expenses for the third quarter would have decreased $7.6 million, or 6.6 percent, from $113.5 million in the prior year third quarter to $105.9 million. As a percent of sales, SG&A expenses excluding the Nash-Finch operations would have been 17.3 percent for the third quarter compared to 18.0 percent in the prior year third quarter. The dollar increase in the year-to-date period was due primarily to $410.5 million in expenses related to the Nash-Finch operations, partially offset by decreased store labor and SG&A expenses of $14.7 million due to store closures and reduced health care expenses. The decrease as a percent of sales was primarily due to the merger with Nash-Finch and related synergies. Excluding the expenses related to Nash-Finch operations, SG&A expenses for the year-to-date period would have decreased $16.2 million, or 4.3 percent, from $377.7 million in the prior year-to-date period to $361.5 million. As a percent of sales, SG&A expenses excluding the Nash-Finch operations would have been 17.9 percent for the year-to-date period compared to 18.3 percent in the prior year-to-date period.

Merger Transaction and Integration – Merger transaction and integration expenses consist of expenses related to consummating the merger with Nash-Finch Company on November 19, 2013 and costs to integrate the operations of the two companies.  Merger transaction and integration expenses decreased $3.2 million, or 70.2 percent, from $4.6 million to $1.4 million.  For the year-to-date period, merger transaction and integration expenses increased $1.1 million, or 15.9%, from $7.0 million to $8.1 million.

Restructuring and Asset Impairment – The third quarter restructuring and asset impairment gain consisted primarily of gains on sales of assets related to closed stores, net of store closing costs. The current year-to-date restructuring and asset impairment gain consisted primarily of gains on the sales of assets related to certain closed stores and a favorable settlement on a lease termination of a previously closed store, partially offset by asset impairment charges for a retail store and restructuring charges related to the closure of a distribution center.  Restructuring and asset impairment in the prior year-to-date period consisted of asset impairment charges related to an underperforming retail store.

Interest Expense – Interest expense increased $3.3 million, or 147.9 percent, from $2.2 million in the prior year third quarter to $5.5 million. For the year-to-date period, interest expense increased $10.2 million, or 124.3 percent, from $8.2 million to $18.4 million. The increase in interest expense was primarily due to increased borrowings from the amended and restated credit agreement that was entered into contemporaneously with the closing of the merger with Nash-Finch Company, partially offset by the redemption of the convertible senior notes in the prior year first quarter.

Debt Extinguishment – Debt extinguishment charges of $2.8 million were incurred in the prior year first quarter in connection with the redemption of $57.4 million of Convertible Senior Notes.

Income Taxes – The effective income tax rate was 39.0 percent and 34.5 percent for the 12 weeks ended October 4, 2014 and October 12, 2013, respectively. For the 40 weeks ended October 4, 2014 and October 12, 2013, the effective income tax rate was 37.6 percent and 37.3 percent, respectively. The difference from the Federal statutory rate in both the current and prior year periods was due primarily to state income taxes, partially offset by a benefit for the favorable settlement of an unrecognized tax liabilities established in the prior year.

Discontinued Operations

Certain of our retail and food distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the 40 weeks ended:

	40 Weeks Ended
	October 4, 2014	October 12, 2013
Cash flows from operating activities
Net cash provided by operating activities	$117,385	$56,137
Net cash used in investing activities	(54,362)	(29,764)
Net cash used in financing activities	(63,912)	(29,379)
Net cash used in discontinued operations	(279)	(454)
Net decrease in cash and cash equivalents	(1,168)	(3,460)
Cash and cash equivalents at beginning of period	9,216	8,960
Cash and cash equivalents at end of period	$8,048	$5,500

Net cash provided by operating activities increased from the prior year-to-date period primarily due to the merger with Nash-Finch and by the timing of seasonal working capital requirements.

Net cash used in investing activities increased $24.6 million to $54.4 million during the current year-to-date period primarily due to an increase in capital expenditures resulting from the merger with Nash-Finch. Military, Food Distribution and Retail segments utilized 24.3 percent, 33.5 percent and 42.2 percent of capital expenditures, respectively.

Net cash used in financing activities in the current year-to-date period resulted primarily from net payments from the revolving credit facility of $42.9 million, the payment of dividends of $13.6 million, the repayment of other long term debt of $5.8 million and share repurchases of $2.5 million. Net cash used in financing activities in the prior year-to-date period consisted of the repurchase of the Convertible Senior Notes for $58.0 million, payment of dividends of $5.7 million and the repayment of other long term debt of $3.1 million, partially offset by net proceeds from the revolving credit facility of $37.1 million. The increase in dividends paid was due to an increase in shares outstanding due to the merger with Nash-Finch and a 33.3 percent increase in the quarterly dividend rate from $0.09 per share to $0.12 per share that was approved by the Board of Directors and announced on March 3, 2014. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including our future financial condition, anticipated profitability and cash flows and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at October 4, 2014 are $7.3 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations contains the net cash flows of our discontinued operations and consists primarily of insurance run-off claims and facility maintenance expenditures.

Our principal sources of liquidity are cash flows generated from operations and our senior secured credit facility which has maximum available credit of $1.0 billion. As of October 4, 2014, our senior secured revolving credit facility and senior secured term loan had outstanding borrowings of $437.7 million; additional available borrowings under our $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit agreement requires that SpartanNash maintain excess availability of 10 percent of the borrowing base as such term is defined in the credit agreement. SpartanNash had excess availability after the 10 percent covenant of $372.6 million at October 4, 2014. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $11.5 million were outstanding as of October 4, 2014. The revolving credit facility matures November 2018, and is secured by substantially all of our assets. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and senior note debt redemption and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

Our current ratio increased to 1.77:1.00 at October 4, 2014 from 1.76:1.00 at December 28, 2013 and our investment in working capital increased to $421.7 million at October 4, 2014 from $398.2 million at December 28, 2013. Our net debt to total capital ratio decreased to 0.42:1.00 at October 4, 2014 versus 0.46:1.00 at December 28, 2013.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of October 4, 2014 and December 28, 2013.

	October 4, 2014	December 28, 2013
Current maturities of long-term debt and capital lease obligations	$7,349	$7,345
Long-term debt and capital lease obligations	549,530	598,319
Total debt	556,879	605,664
Cash and cash equivalents	(8,048)	(9,216)
Total net long-term debt	$548,831	$596,448

For information on contractual obligations, see our Transition Report on Form 10-K for the 39 week period ended December 28, 2013. At October 4, 2014, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

Ratio of Earnings to Fixed Charges

For purposes of calculating the ratio of earnings to fixed charges under the terms of tour Senior Notes, earnings consist of net earnings, as adjusted under the terms of the Senior Notes indenture, plus income tax expense, fixed charges and non-cash charges, less cash payments relating to non-cash charges added back to net earnings in prior periods. Fixed charges consist of interest cost, including capitalized interest, and amortization of debt issue costs. Our ratio of earnings to fixed charges was 9.50:1.00 for the four quarters ended October 4, 2014.

Off-Balance Sheet Arrangements

We have also made certain commercial commitments that extend beyond October 4, 2014. These commitments consist primarily of standby letters of credit of $11.5 million as of October 4, 2014.

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

Recently Issued Accounting Standards

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within those years. We are currently assessing the potential impact of ASU No. 2014-08 on our financial statements.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of October 4, 2014 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). SpartanNash’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the third quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The information regarding the Putative Class Actions set forth in Note 7 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements set forth under Item 1 of this report is incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 12 week period ended October 4, 2014. On May 17, 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of the SpartanNash’s common stock.  The approximate dollar value of shares that may yet be purchased under the repurchase plan was $23.8 million as of October 4, 2014. All employee transactions are under associate stock compensation plans. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

SpartanNash Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 13, 2014 – August 9, 2014
Employee Transactions	—	$—
Repurchase Program	—	$—
August 10, 2014 – September 6, 2014
Employee Transactions	—	$—
Repurchase Program	63,800	$21.57
September 7, 2014 – October 4, 2014
Employee Transactions	—	$—
Repurchase Program	57,200	$19.51
Total for Quarter ended October 4, 2014
Employee Transactions	—	$—
Repurchase Program	121,000	$20.60

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended.  Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 12, 2014, filed on August 14, 2014.  Here incorporated by reference.

3.2

Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011, filed on November 10, 2011. Here incorporated by reference.

4.1

Indenture dated December 6, 2012 by and among SpartanNash Company, The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

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

SPARTANNASH COMPANY (Registrant)
Date: November 6, 2014	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended.  Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 12, 2014, filed on August 14, 2014.  Here incorporated by reference.

3.2

Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to Spartan Stores’ Quarterly Report on Form 10-Q for the quarter ended September 10, 2011, filed on November 10, 2011. Here incorporated by reference.

4.1

Indenture dated December 6, 2012 by and among SpartanNash Company, The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

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