Form 10-K
period 2015-01-03
SpartanNash Co
filed 2015-03-04
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 3, 2015.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Select Market on July 11, 2014 (which was the last trading day of the registrant’s second quarter in the fiscal year ended January 3, 2015) was $808,845,136.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 27, 2015 was 37,818,417, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held June 3, 2015

Forward-Looking Statements

The matters discussed in this Annual Report on Form 10-K include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of SpartanNash Company. These forward-looking statements are identifiable by words or phrases indicating that SpartanNash or management “expects,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” or is “optimistic” or “confident” that a particular occurrence or event “will,” “may,” “could,” “should” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that the Company is “positioned” for a particular result, or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially. Our ability to achieve sales and earnings expectations; improve operating results; maintain and strengthen our retail-store performance; assimilate acquired distribution centers and stores; maintain or grow sales; respond successfully to competitors including new openings; maintain gross margin; effectively address food cost or price inflation or deflation; maintain and improve customer and supplier relationships; realize expected synergies from merger and acquisition activity; realize expected benefits of restructuring; realize growth opportunities; maintain or expand our customer base; reduce operating costs; sell on favorable terms assets held for sale; generate cash; continue to meet the terms of our debt covenants; continue to pay dividends, and successfully implement and realize the expected benefits of the other programs, initiatives, systems, plans, priorities, strategies, objectives, goals or expectations described in this Annual Report, our other reports, our press releases and our public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that we serve, adverse effects of the changing food and distribution industries, possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action, changes in funding levels, or the effects of mandated reductions in or sequestration of government expenditures, and other factors including, but not limited to, those discussed in the “Risk Factors” discussion in Item 1A of this Annual Report.

This section and the discussions contained in Item 1A, “Risk Factors,” and in Item 7, subheading “Critical Accounting Policies” in this report, both of which are incorporated here by reference, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair our business, operations, liquidity, financial condition and prospects. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this Annual Report.

PART I

Item 1.	Business

Overview

SpartanNash Company (together with its subsidiaries, “SpartanNash” or “the Company”) is a leading multi-regional grocery distributor and grocery retailer, operating principally in the Midwest, and the largest distributor, by revenue, of grocery products to military commissaries and exchanges in the United States. The Company’s core businesses include distributing food to military commissaries and exchanges and independent and corporate-owned retail stores located in 42 states and the District of Columbia, Europe, Cuba, Puerto Rico, Bahrain, Egypt, Honduras, Afghanistan and Bosnia. We operate three reportable business segments: Military, Food Distribution and Retail. For the 53 week year ended January 3, 2015 we generated net sales of approximately $7.9 billion.

Established in 1917 as a cooperative grocery distributor, Spartan Stores Inc. (“Spartan Stores”) converted to a for-profit business corporation in 1973. In January 1999, Spartan Stores began to acquire retail supermarkets in our focused geographic regions. In August 2000, Spartan Stores common stock became listed on the NASDAQ Stock Market under the symbol “SPTN.” On November 19, 2013, Spartan Stores merged with Nash-Finch Company (“Nash-Finch”). Nash-Finch Company’s core businesses include distributing food to military commissaries and independent grocery retailers and distributing to and operating corporate-owned retail stores. Each outstanding share of the common stock of Nash-Finch was converted into 1.20 shares of the combined company’s common stock.  Spartan Stores began doing business under the assumed name of “SpartanNash Company” upon completion of the merger.  The formal name change to SpartanNash Company was approved and became effective after the annual shareholders meeting on May 28, 2014. Unless the context otherwise requires, the use of the terms “SpartanNash,” “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K refers to the surviving corporation SpartanNash Company and, as applicable, its consolidated subsidiaries.

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

SpartanNash has established key management priorities that focus on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Military, Food Distribution, and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:

Military:

●	Leverage the size and scale of the existing distribution and retail segments to attract additional customers.
●	Continue to partner with Coastal Pacific Food Distributors to leverage the advantage of a worldwide distribution network.

Food Distribution:

●	Leverage new competitive position, scale and financial flexibility to further consolidate the distribution channel.
●

Leverage retail competency and the capabilities of the combined distribution platform to increase business within the existing account base and potentially add new distribution categories and take advantage of current competitive market dynamics to supply new customers.

●	Continue to focus on increasing private brand penetration and overall purchase concentration.
●	Gain efficiencies in all aspects of the supply chain through optimization of the distribution center network.

Retail:

●	Evaluate banners to maintain a portfolio of customer-relevant offerings for the entire market continuum.
●	Continue to drive a lean and efficient operating cost structure to remain competitive.
●	Rationalize store base to maximize capital efficiency and enhance profitability.
●	Strategically deploy capital to modernize the store base.

●	Pursue opportunistic roll-ups of existing distribution customers and/or other retailers.
●	Drive value by expanding consumer relationships with pharmacy, fuel and other promotional offerings.

Military Segment

Our Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to U.S. military commissaries and exchanges. We are the largest distributor, by revenue, in this market.

The products we distribute are delivered to 169 military commissaries and over 442 exchanges located in 37 states across the United States and the District of Columbia, Europe, Puerto Rico, Cuba, Egypt, Bahrain Honduras. Our distribution centers are strategically located among the largest concentration of military bases in the areas we serve and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges. Our Military segment has an outstanding reputation as a distributor focused on U.S. military commissaries and exchanges, based in large measure on our excellent service metrics, which include fill rate, on-time delivery and shipping accuracy.

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

We have approximately 600 distribution contracts with manufacturers that supply products to the DeCA commissary system and various exchange systems. The larger contracts have definitive durations whereas the smaller contracts generally have an indefinite term, but may be terminated by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify the commissaries and exchanges we are to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms. Our ten largest manufacturer customers represented approximately 40% of the Military segment’s sales for the 53 week year ended January 3, 2015.

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

After we ship a particular manufacturer’s products to commissaries in response to an order from DeCA, we invoice the manufacturer for the product price plus a service and/or drayage fee that is typically based on a percentage of the purchase price, but may in some cases be based on a dollar amount per case or pound of product sold. Our order handling and invoicing activities are facilitated by procurement and billing systems developed specifically for the military business, which addresses the unique aspects of its business, and provides our manufacturer customers with a web-based, interactive means of accessing critical order, inventory and delivery information.

Food Distribution Segment

SpartanNash’s Food Distribution segment uses a multi-platform sales approach to distribute groceries to independent and corporate owned grocery retailers. Total net sales from our Food Distribution segment, including shipments to our corporate-owned stores, which are eliminated in the consolidated financial statements, were approximately $4.4 billion for the fiscal year ended January 3, 2015. We believe that we are the fifth largest wholesale distributor to supermarkets, based on revenues, in the United States.

Customers. Our Food Distribution segment supplies a diverse group of independent grocery store operators that range from a single store to supermarket chains with as many as 37 stores, as well as our corporate-owned stores. The Company operates in 42 states with 12 distribution centers supporting approximately 2,100 independently owned supermarkets and also supplies our corporate retail base of 162 stores. This larger geographic reach allows for increased scale as we leverage the organization to enhance the ability of our independent retailers to compete long term in the grocery industry.

On a national account basis, SpartanNash also services a large retailer, with certain product classes, outside of the traditional grocery supermarket industry. Food Distribution sales are made to more than 11,500 retail locations for this customer, representing more than 5% of total SpartanNash company revenue. Shipments to these locations are made both from SpartanNash food and military distribution centers. Other than this customer, our Food Distribution customer base is very diverse, with no single customer, excluding corporate-owned stores, exceeding 5% of consolidated net sales.

Our five largest Food Distribution customers (excluding corporate-owned stores) accounted for approximately 35% of our Food Distribution net sales for the 53 week year ended January 3, 2014. In addition, approximately 83% of Food Distribution net sales, including corporate-owned stores, are covered under supply agreements with our Food Distribution customers or are directly controlled by SpartanNash.

Products. Our Food Distribution segment provides a selection of approximately 55,000 stock-keeping units (SKU’s), including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care.

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

Food Distribution Functions. Our Food Distribution network is comprised of 12 distribution centers with approximately 5.5 million square feet of warehouse space.

We believe our distribution facilities are strategically located to efficiently serve our current customers and have the available capacity to support future growth. We are continually evaluating our inventory movement and assigning SKU’s to appropriate areas within our distribution facilities to reduce the time required to stock and pick products in order to achieve additional efficiencies.

We have several projects planned for the fiscal year ending January 2, 2016. These projects are designed to further integrate our supply chain capabilities across distribution centers and thereby increase the efficiency of both our inbound and outbound distribution operations.

Across our distribution network we operate a fleet of 340 over-the-road tractors, 335 dry vans, and 767 refrigerated trailers. Through routing optimization systems, we carefully manage the 33.4 million miles our fleet drives annually. We remain committed to the ongoing investment required to maintain a best in class fleet while focusing on low cost, environmentally friendly solutions.

Within our fleet we have 92 fifty-three foot refrigerated trailers equipped with a Carrier Vector refrigeration unit. The new Vector units have the capability to run on electric standby, offering an economical and environmentally friendly alternative to diesel fuel.

Additional Services. We also offer and provide many of our independent Distribution customers with value-added services, including:

● Site identification and market analysis	● Coupon redemption
● Store planning and development	● Product reclamation
● Marketing, promotion and advertising	● Graphic services
● Technology and information services	● Category management
● Accounting, payroll and tax preparation	● Real estate services
● Human resource services	● Construction management services
● Fuel technology	● Pharmacy retail and procurement services
● Account management field sales support	● Retail pricing
● InSite Business to Business communications	● Security consulting and investigation services

Retail Segment

Our neighborhood market strategy distinguishes our stores from supercenters and limited assortment stores by emphasizing convenient locations, demographically targeted merchandise selections, high-quality fresh offerings, customer service, value pricing and community involvement.

Our Retail segment operates 162 retail supermarkets in the Midwest which operate under banners including Family Fare Supermarkets, No Frills, Bag ‘N Save, Family Fresh Markets, D&W Fresh Markets, Sun Mart and Econo Foods.

Our retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. In 79 of our supermarkets, we also offer pharmacy services. In addition to nationally advertised products, the stores carry private brand items, including flagship Spartan, including Spartan Fresh Selections, and Our Family brands; Top Care, a health and beauty care brand and Tippy Toes by Top Care, a baby brand; Full Circle and Nash Brothers Trading Company, both natural and organic brands; World Classics, a premium, unique and worldly brand; Paws, a pet supplies brand; B-leve, a premium bath and beauty brand; and Valu Time and me too!, value brands. These private brand items provide enhanced retail margins and we believe they help generate increased customer loyalty. See “Merchandising and Marketing – Corporate Brands.” Our retail supermarkets range in size from approximately 10,400 to 92,381 total square feet and average approximately 41,400 total square feet per store.

We operate 29 fuel centers primarily at our supermarket locations operating under the banners Family Fare Quick Stop, D&W Quick Stop, VG’s Quick Stop, Forest Hills Quick Stop, FTC Express Fuel and Sunmart Express Fuel. These fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of popular consumable products. Our prototypical Quick Stop stores are approximately 1,100 square feet in size and are generally located adjacent to our supermarkets. We have experienced increases in supermarket sales upon opening fuel centers and initiating cross-merchandising activities. We are planning to continue to open additional fuel centers at certain of our supermarket locations over the next few years.

Our stores are primarily the result of acquisitions from January 1999 to December 2013, including the merger with Nash-Finch. The following chart details the changes in the number of our stores over the last five fiscal years:

	Number of Stores	Stores Acquired	Stores Closed or	Number of
	at Beginning of	or Added During	Sold During	Stores at End
Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	of Fiscal Year
March 26, 2011	96	1	-	97
March 31, 2012	97	-	1	96
March 30, 2013	96	5	-	101
December 28, 2013	101	78	7	172
January 3, 2015	172	1	11	162

During the fiscal year ended January 3, 2015, we opened one new store, completed ten major remodels and completed many limited remodels.  We also substantially completed construction on a new store and fuel center which opened in fiscal 2015.  We also converted 15 stores to the Family Fare banner.

We expect to continue making progress with our capital investment program during fiscal 2015 by opening one new store and fuel center in North Dakota, opening additional fuel centers or entering partnerships with existing fuel operations and completing nine major remodels primarily outside of our Michigan market.  We will continue to evaluate our store base and may close up to ten stores over the course of 2015.  We evaluate proposed projects based on demographics and competition within each market, and prioritize projects based on their expected returns on investment.  Approval of proposed capital projects requires a projected internal rate of return that meets or exceeds our policy; however, we may undertake projects that do not meet this standard to the extent they represent required maintenance or necessary infrastructure improvements.  In addition, we perform a post completion review of financial results versus our expectation on all major projects.  We believe that focusing on such measures provides us with an appropriate level of discipline in our capital expenditures process.

Products

We offer a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. Our consolidated net sales include the net sales of our Military segment, corporate-owned stores and fuel centers in our Retail segment and the net sales of our Food Distribution business, which excludes sales to affiliated stores.

The following table presents sales by type of similar product and services:

	January 3, 2015		December 28, 2013		March 30, 2013
(Dollars in thousands)	(53 weeks)		(39 weeks)		(52 weeks)
Non-perishables (1)	$4,998,895	63.1%	$1,393,157	53.6%	$1,289,461	49.4%
Perishables (2)	2,449,562	31.0	894,783	34.5	930,659	35.7
Fuel	178,111	2.2	145,631	5.6	179,012	6.9
Pharmacy	289,494	3.7	163,659	6.3	209,028	8.0
Consolidated net sales	$7,916,062	100%	$2,597,230	100%	$2,608,160	100%
(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

Marketing and Merchandising

General. We continue to align our marketing and merchandising strategies with current consumer behaviors by delivering initiatives centered on personalization, digital, value, and health and wellness. These strategies focus on delivering consumer centric programs to effectively leverage the use of loyalty card program data and category management principles to satisfy the consumer’s needs.

We believe that our over-arching focus on the consumer gives us competitive insight into purchasing and consumption behavior. This enables us the flexibility to adapt to rapidly changing market conditions by making tactical adjustments to our marketing and merchandising programs that deliver more tangible value to our customers. To further strengthen our knowledge of the consumer we have several strategic partnerships across data warehousing, analytics, and customer relationship management that will enable us to further our knowledge and understanding of the customer and provide a shopping experience that better meets the changing needs of the consumer.

Through our numerous strategic partnerships we are able to leverage and further develop SpartanNash’s enterprise approach to customer centricity; benefiting both our Retail and Food Distribution businesses. By harnessing our proprietary data we are able to provide a set of tools and capabilities for the organization that enables us to provide our customers with a more relevant and personalized shopping experience. This effort also enables us to continue to learn more about our best customers; develop strategies to enable long-term customer and supplier loyalty; deploy a more effective and efficient marketing spend; and ultimately make better business decisions.

As we continue to build this capability, along with our other strategies to develop and leverage insights, we will continue to share our marketing and merchandising learnings and best practices across our broad wholesale customer base.

Our “yes Rewards” program continues to play a key role in providing us with sophisticated data to understand our customers’ purchasing behavior. This information is integral to improving the effectiveness of our promotions, marketing and merchandising programs. We have continued to center our engagement with the consumer on our key value propositions: fuel promotions, in-store savings, pharmacy and digital promotions. We have seen positive increases in sales, engagement and long-term loyalty across our key customer segments. Our focus in 2014 has been on providing relevant, personalized 1:1 content across all of our marketing channels and focusing on expanding our digital, social and mobile capabilities. This will help us to further build longer-term customer loyalty, maintain efficient marketing spend and increase return on investment, improve our sales growth opportunities and further strengthen our market position.

As we expand our service offerings, we believe that we differentiate ourselves from our competitors by offering a full set of services, from value added services in our Food Distribution segment to the inclusion of fuel centers and Starbucks Coffee or Caribou Coffee shops in some of our retail stores.

To engender loyalty with our retail customers, we provide them with discounts on fuel purchases at our fuel centers. Fuel centers have proven to be effective traffic-builders for fuel-participating customers who wish to take advantage of cross-promotions between the stores and the Quick Stop fuel centers or one of our third party fuel suppliers. Consumers are focusing on value in today’s economy and offerings such as the fuel rewards program are helping us to meet that need.

We offer pharmacy services in 79 of our supermarkets and we also operate three free-standing pharmacy locations. We believe the pharmacy service offering in our supermarkets is an important part of the consumer experience. We continue to evolve our pharmacy program by connecting with the consumer and focusing on health and wellness. In our Michigan pharmacies, we offer free medications (antibiotics, diabetic medications and pre-natal vitamins) along with generic drugs for $4 and $10 as well as food solutions for preventative health and education for our customers. We are considering the possible expansion of these programs to our pharmacies outside of Michigan.

As consumers increasingly continue to focus on their health and wellness we believe that we have the ability to be a provider and resource for products and services that will support their needs. We achieve this through several key ways. First, our Nutrition Guide tag program which provides nutrition information on shelf tags for thousands of items throughout the store. Second, we have incorporated the Food Marketing Institute’s “Facts Up Front” nutrition labeling on our Spartan and Spartan Fresh Selections private brand packages and intend to incorporate this on the Our Family brand as a 2015 initiative. Third, we provide in-store dieticians and nutritionists in our Family Fresh banner. They serve as an invaluable resource for nutrition counseling, health and wellness programs, cooking classes and an educational resource both in and out of the store. Fourth, we have substantially increased our product offering and assortment for organics and other health and wellness offerings across the store such as gluten-free, meat-free, and non-GMO. We are also proud to work with an extensive network of local farmers and vendors to provide locally grown produce and products in each of our retail markets.

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

Private Brands. SpartanNash currently markets and distributes over 7,400 total private brand items and over 4,500 unique private brand items including Spartan, Spartan Fresh Selections, Our Family, IGA and Piggly Wiggly brands; Top Care, a health and beauty care brand; Tippy Toe, a baby brand; Full Circle and Nash Brothers Trading Company, both natural and organic brands; World Classics, a premium, unique and worldly brand; Paws, a pet supplies brand; B-leve, a premium bath and beauty brand; and Valu Time and me too!, both value brands. We believe that our private brand offerings are part of our most valuable strategic assets, demonstrated through customer loyalty and profitability.

We have worked diligently to develop a best in class private brand program that contains multiple labels and go-to-market strategies. We have added more than 400 total and 250 unique corporate brand products to our consumer offerings in the past year and plan to introduce approximately 500 new total items and approximately 300 new unique items in fiscal 2015. Our products have been frequently recognized for excellence in packaging design and product development. These awards underscore our continued commitment to providing the consumer with quality products at exceptional value. Our focus is and will continue to be the pursuit of new opportunities and expansion of private brand offerings to our consumers.

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

We are one of five distributors in the United States with annual sales to the DeCA commissary system in excess of $100 million that distributes products via the frequent delivery system. The remaining distributors that supply DeCA tend to be smaller, regional and local providers. In addition, manufacturers contract with others to deliver certain products, such as baking supplies, produce, deli items, soft drinks and snack items, directly to DeCA commissaries and service exchanges. Because of the narrow margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic market(s) a distributor serves, and the distributor’s share of each market. As a result, no single distributor in this industry, by itself, has a nationwide presence. Rather, distributors tend to concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently. In addition, distributors that operate larger non-military specific distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing distribution centers. We believe the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers. We believe our competitive position is very strong with respect to all these factors within the geographic areas where we compete.

The primary competitive factors in the food distribution business include price, product quality, variety and service. We believe our overall service level, defined as actual units shipped divided by actual units ordered is among industry leading performance in our distribution segments.

The principal competitive factors in the retail grocery business include the location and image of the store; the price, quality and variety of the perishable products; and the quality and consistency of service. We believe we have developed and implemented strategies and processes that allow us to remain competitive in our Retail segment. We monitor planned store openings by our competitors and have established proactive strategies to respond to new competition both before and after the competitive store opening. Strategies to combat competition vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, fifteen competitor supercenters opened in markets in which we currently operate corporate-owned stores. Five additional openings are expected to occur during fiscal 2015 against our corporate-owned stores. As a result of these openings we believe the majority of our supermarkets compete with one, if not multiple, supercenters.

Seasonality

Many northern Michigan stores are dependent on tourism and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. Our first quarter consists of 16 weeks and will usually include the Easter holiday while all other quarters consist of 12 weeks each with the fourth quarter including the Thanksgiving and Christmas holidays. Fiscal year ended January 3, 2015 contained 53 weeks; therefore, the fourth quarter of fiscal 2014 consisted of 13 weeks rather than 12 weeks. The transition fiscal year ended December 28, 2013 consisted of 39 weeks; therefore, the third and final quarter of the short year consisted of 15 weeks rather than 16 weeks.

Suppliers

We purchase products from a large number of national, regional and local suppliers of name brand and private brand merchandise. We have not encountered any material difficulty in procuring or maintaining an adequate level of products to serve our customers. No single supplier accounts for more than 5.0% of our purchases. We continue to develop strategic relationships with key suppliers and we believe this will prove valuable in the development of enhanced promotional programs and consumer value perceptions.

Intellectual Property

We own valuable intellectual property, including trademarks and other proprietary information, some of which are of material importance to our business.

Technology

Over the last year the SpartanNash information technology organization has been focused on the integration of systems from the two original legacy companies, Spartan Stores and Nash Finch.  The integration strategy is based on choosing from the existing portfolio of systems from each legacy company.  This strategy allows SpartanNash to achieve operational efficiencies and  to operate as one company as efficiently as possible.  In a few cases there is a desire to replace an older system chosen; however, these will be deferred until after the corresponding function has been standardized on to a single system.  This has created a set of over 60 projects to achieve this conversion and consolidation.  These projects have been laid out in a three to four year schedule that allows SpartanNash to achieve the planned synergies and provide the best experience for our customers from the resulting systems.  During the last year there were additional projects completed which were unrelated to the integration of the two companies.

Supply Chain. During fiscal 2014, we began the process of combining our Master Data Management systems to standardize customer, vendor and item information.  This effort is large and complex and therefore will continue into fiscal 2015. We began the process of combining the functions of our procurement systems which will continue through 2015. A number of the logistics systems were consolidated and standardized including inbound optimization, inbound scheduling and outbound routing.  We also standardized the transportation maintenance management system.  In the non-integration area, we continue to test and refine our use of Automated Guided Vehicles in our Grand Rapids Distribution center.

Retail Systems. During fiscal 2014, we upgraded and standardized the retail communication infrastructure in the legacy Nash Finch stores.  We began to standardize mechanized data and the supporting item, price and promotion systems. This work is in preparation for the roll out of standardized point-of-sale (“POS”) and in-store systems in 2015.  We also began a multi-year development effort for the major upgrade of our POS software.  In non-integration projects we began the installation of a new Electronic Payment system.  We completed the implementation of a new consumer data management system and we completed the first phase of the installation of a major new loyalty analytic system to support analysis of our customer loyalty data.

Administrative Systems. During fiscal 2014, we completed the consolidation on to a common general ledger system and fixed asset system. We completed the consolidation onto a single human resource, payroll, benefits administration system and communication system.  We made significant progress to consolidate onto a common EDI system.

Information Technology Infrastructure. The integration plan includes consolidating from four data centers to two data centers.   Several processing, storage, and backup storage systems were upgraded in preparation for the consolidation of the processing environments.  To support the transition we added a very high capacity communication link between the two original primary data centers.

Associates

As of January 3, 2015, we employed approximately 16,100 associates, 8,500 of which are on a full-time basis and 7,600 of which are part-time. Approximately 1,300 associates, or 8%, were represented by unions under collective bargaining agreements that will expire between October 2015 through February 2017 years and consisted primarily of warehouse personnel and drivers at our Michigan, Ohio and Indiana distribution centers. We consider our relations with our union and non-union associates to be good and have not had any material work stoppages in over twenty years.

Regulation

We are subject to federal, state and local laws and regulations concerning the conduct of our business, including those pertaining to the workforce and the purchase, handling, sale and transportation of our products. Several of our products are subject to federal Food and Drug Administration regulation. We believe that we are in substantial compliance in all material respects with the Food and Drug Administration and other federal, state and local laws and regulations governing our businesses.

Forward-Looking Statements

The matters discussed in this Item 1 include forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Available Information

The address of our web site is www.spartannash.com. The inclusion of our website address in this Form 10-K does not include or incorporate by reference the information on or accessible through our website, and you should not consider information contained on or accessible through those websites as part of this Form 10-K. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act available on our web site as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission. Interested persons can view such materials without charge by clicking on “For Investors” and then “SEC Filings” on our web site. SpartanNash is a “large accelerated filer” within the meaning of Rule 12b-2 under the Securities Exchange Act.

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

The Military segment faces competition from large national and regional food distributors as well as smaller distributors. Due to the narrow margins in the military food distribution industry, it is of critical importance for distributors to achieve economies of scale, which are typically a function of the density or concentration of military bases in the geographic markets a distributor serves and a distributor’s share of that geographic market. As a result, no single distributor in this industry, by itself, has a nationwide presence.

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

Our Military segment operations are dependent upon domestic and international military distribution.  A change in the military commissary system, or level of governmental funding, could negatively impact our results of operations and financial condition.

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

It is sometimes necessary for us to recall unsafe, contaminated or defective products. Recall costs can be material and we might not be able to recover costs from our suppliers. Concerns regarding the safety of food products sold by us could cause customers to avoid purchasing certain products from us, or to seek alternative sources of supply for some or all of their food needs, even if the basis for concern is outside of our control. Any loss of confidence on the part of our customers would be difficult and costly to overcome. Any real or perceived issue regarding the safety of any food or drug items sold by us, regardless of the cause, could have a substantial and adverse effect on our business.

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

Because we operate in the Food Distribution business, future acquisitions of retail grocery stores could result in us competing with our independent grocery store customers and could adversely affect existing business relationships with our Food Distribution customers.

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

Gasoline prices may affect consumer behavior and retail grocery prices. If petroleum prices rise in the future it may prompt consumers to make different choices in how and where they shop due to the high price of gasoline. Additionally, the impact of higher fuel costs is passed through by manufacturers and distributors in the prices of goods and services provided, again potentially affecting consumer buying decisions. This could have adverse impacts on retail store traffic, basket size and overall spending at both our corporate and independent retail stores.

In addition, many of our retail grocery stores, as well as stores operated by our Food Distribution customers, are located in areas that are heavily dependent upon tourism. Unseasonable weather conditions and the economic conditions discussed above may decrease tourism activity and could result in decreased sales by our retail grocery stores and decreased sales to our Food Distribution customers, adversely affecting our business.

Economic downturns and uncertainty have adversely affected overall demand and intensified price competition, and have caused consumers to “trade down” by purchasing lower margin items and to make fewer purchases in traditional supermarket channels. Continued negative economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, increases in the cost of health care coverage, the availability of credit, interest rates, volatility in fuel and energy costs, food price inflation or deflation, employment trends in our markets and labor costs, the impact of natural disasters or acts of terrorism, and other matters affecting consumer spending could cause consumers to continue shifting even more of their spending to lower-priced products and competitors. The continued general reductions in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability.

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

It is difficult to forecast whether fiscal 2015 will be a period of inflation or deflation. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. If we experience significant inflation or deflation, especially in the context of continued lower consumer spending, then our financial condition and results of operations may be adversely affected.

Substantial operating losses may occur if the customers to whom we extend credit or for whom we guarantee loan or lease obligations fail to repay us.

In the ordinary course of business, we extend credit, including loans, to our Food Distribution customers, and provide financial assistance to some customers by guaranteeing their loan or lease obligations. We also lease store sites for sublease to independent retailers. Generally, our loans and other financial accommodations are extended to small businesses that are unrelated and may have limited access to conventional financing. As of January 3, 2015, we had loans, net of reserves, of $27.5 million outstanding to 61 of our Food Distribution customers and had guaranteed outstanding lease obligations of Food Distribution customers totaling $0.5 million. In the normal course of business, we also sublease retail properties and assign retail property leases to third parties. As of January 3, 2015, the present value of our maximum contingent liability exposure, with respect to subleases and assigned leases was $16.2 million and $5.5 million, respectively.  We have also guaranteed the bank debt of a Food Distribution customer in the amount of $2.0 million. While we seek to obtain security interest and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements could negatively and potentially materially impact our operating results and financial condition.

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

A number of our Food Distribution and Military segment associates are covered by collective bargaining agreements.

Approximately 57% and 19% of our associates in our Food Distribution and Military business segments, respectively, are covered by collective bargaining agreements which expire between October 2015 and February 2017. We expect that rising health care, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation with the labor unions. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate an acceptable contract with the labor unions. This could significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

Unions may attempt to organize additional employees.

While we believe that relations with our employees are good, we may continue to see additional union organizing campaigns. The potential for unionization could increase as any new related legislation or regulations are passed. We respect our employees’ right to unionize or not to unionize. However, the unionization of a significant portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

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

Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan if it is underfunded. The assessed withdrawal liability represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. Withdrawal liability may be incurred under a variety of circumstances, including selling, closing or substantially reducing employment at a facility. Withdrawal liability could be material, and potential exposure to withdrawal liability may influence business decisions and could cause the Company to forgo business opportunities. We are currently unable to reasonably estimate such liability. On December 13, 2014, Congress passed the Multiemployer Pension Reform Act of 2014 (“MPRA”).  The MPRA is intended to address funding shortfalls in both multiemployer pension plans and the Pension Benefit Guaranty Corporation.  Because the MPRA is a complex piece of legislation, its effects on the Plan and potential implications for the Company are not known at this time.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

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

We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance, director and officers’ liability insurance, and employee health care benefits. The liabilities that have been recorded for these claims represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through January 3, 2015. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect the level of reserves required and could cause future expense to maintain reserves at appropriate levels.

Costs related to associate healthcare benefits are expected to continue to increase.

We provide health benefits for a large number of associates. Our costs to provide such benefits continue to increase annually and recent legislative initiatives regarding healthcare reform have had a direct financial impact.  However, we have carefully analyzed the costs of compliance with these initiatives and believe we have mitigated much of the impact through plan design and vendor negotiations.  We will continue to stay abreast of these legislative changes and monitor their impact.  Future legislative changes could negatively impact our financial condition and results of operations.. In addition, we participate in various multi-employer health plans for our union associates, and we are required to make contributions to these plans in amounts established under collective bargaining agreements. The cost of providing benefits through such plans has escalated rapidly in recent years. The amount of any increase or decrease in our required contributions to these multi-employer plans will depend upon many factors, many of which are beyond our control. If we are unable to control the costs of providing healthcare to associates, we may experience increased operating costs, which may adversely affect our financial condition and results of operations.

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

Significant changes in our ability to obtain adequate product supplies due to weather, food contamination, regulatory actions, labor supply, strikes, labor unrest or product vendor defaults or disputes that limit our ability to procure products for sale to customers could have an adverse effect on our operating results.

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

Disruptions to our information technology systems, including security breaches and cyber-attacks, could negatively affect our business.

We have large, complex information technology systems that are important to our business operations.  We could incur significant losses due to disruptions in our systems and business if we were to experience difficulties accessing data stored in our information technology systems.

We gather and store sensitive information, including personal information about our customers and employees as well as proprietary information of our customers and vendors.  Although we have implemented security programs and disaster recovery facilities and procedures, security could be compromised and systems disruptions, data theft or other criminal activity could occur. This could result in a loss of sales or profits or cause us to incur significant costs to restore our systems or to reimburse third parties for damages.

As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council.   PCI DSS contains compliance guidelines and standards with regard to our security involving the physical and electronic storage, processing and transmission of individual cardholder data.  By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards, and payment network security operating guidelines.  Despite our compliance with these standards and other information security measures, we cannot be certain that all of our IT systems are able to prevent, contain or detect any cyber-attacks or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us.

Severe weather and natural disasters could harm our business.

Severe weather conditions and natural disasters, whether a result of climate change or otherwise, could affect the suppliers from whom we purchase products or the transportation infrastructure used to supply our warehouses or used by us to supply our customers and could cause disruptions in our operations. Unseasonably adverse climatic conditions that impact growing conditions and the crops of food producers may adversely affect the availability or cost of certain products.

Damage to our facilities could harm our business.

A majority of the product we supply to our retail stores, Military and Food Distribution customers flows through our distribution centers. While we believe we have adopted commercially reasonable precautions, insurance programs, and contingency plans, the destruction of, or substantial damage to, our distribution centers due to natural disaster, severe weather conditions, accident, terrorism, or other causes could substantially compromise our ability to distribute products to our retail stores and Military and Food Distribution customers. This could result in a loss of sales, profits and asset value.

Impairment charges for goodwill or other intangible assets could adversely affect our financial condition and results of operations.

We are required to test annually goodwill and intangible assets with indefinite useful lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

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

The Company may be unable to successfully integrate the businesses of Spartan Stores and Nash-Finch and realize the anticipated benefits of the merger.

The merger involved the combination of two companies that formerly operated as independent public companies. The combined Company is required to devote significant management attention and resources to integrating the business practices and operations of Spartan Stores and Nash-Finch. Potential difficulties the combined company may encounter as part of the integration process include the following:

●	the inability to successfully combine the businesses of Spartan Stores and Nash-Finch in a manner that permits the combined company to achieve the full synergies anticipated to result from the merger;
●

complexities associated with managing the businesses of the combined company, including the challenge of integrating complex systems, technology, distribution channels, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

●	integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service; and
●

potential unknown liabilities and unforeseen increased expenses or delays associated with the merger, including capital expenditures and one-time costs to integrate the two companies that may exceed current estimates.

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

The combined company is expected to incur substantial expenses related to the continued  integration of Spartan Stores and Nash-Finch.

The combined company will continue to incur substantial expenses in connection with the  integration of Spartan Stores and Nash-Finch. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and human resources/benefits. In addition, the businesses of Spartan Stores and Nash-Finch will continue to maintain an administrative presence in Grand Rapids, Michigan, Minneapolis, Minnesota and Norfolk, Virginia. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking significant charges against earnings and the amount and exact timing of such charges are somewhat uncertain.

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

SpartanNash incurred significant new indebtedness in connection with the merger. The agreements governing the indebtedness of the combined company incurred in connection with the merger contain covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

●	payments in respect of, or redemptions or acquisitions of, debt or equity issued by the combined company or its subsidiaries, including the payment of dividends on SpartanNash common stock;
●	incurring additional indebtedness;
●	incurring guarantee obligations;
●	paying dividends;
●	creating liens on assets;
●	entering into sale and leaseback transactions;
●	making investments, loans or advances;
●	entering into hedging transactions;
●	engaging in mergers, consolidations or sales of all or substantially all of their respective assets; and
●	engaging in certain transactions with affiliates.

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

We have corporate offices that are located in Grand Rapids, Michigan, Minneapolis, Minnesota and Norfolk, Virginia consisting of approximately 304,100 square feet of office space in buildings we own, and 26,300 square feet which we lease. We also lease four additional off-site storage facilities consisting of approximately 57,800 square feet.

Military Segment

The table below lists the locations and sizes of our facilities used in our Military segment. Unless otherwise indicated, we own each of these distribution centers. The lease expiration dates range from August 2015 to November 2029.

Approx. Size
Location	(Square Feet)
Norfolk, Virginia (1)	759,434
Landover, Maryland (2)	368,088
Columbus, Georgia (3)	531,900
Pensacola, Florida	355,900
Bloomington, Indiana (4)	501,277
Junction City, Kansas	132,000
Oklahoma City, Oklahoma	608,543
San Antonio, Texas	486,820
Total Square Footage	3,743,962
(1)	Includes 188,093 square feet that we lease.
(2)	Leased facility.
(3)

Leased location requiring periodic lease payments to the holder of the outstanding industrial revenue bond. As of January 3, 2015, the outstanding industrial revenue bond associated with this location was held by SpartanNash, and upon expiration of the lease terms, SpartanNash will take title to the property upon redemption of the outstanding bond.

(4)	Includes 30,000 square feet that we lease.

We believe that our distribution facilities are generally well maintained, are generally in good operating condition, have sufficient capacity and are suitable and adequate to carry on our military business.

Food Distribution Segment Real Estate

The following table lists the approximate locations and sizes of our distribution centers primarily used in our Food Distribution operations. Unless otherwise indicated, we own each of these distribution centers. The lease expirations range from May 2015 to November 2017.  Most of the leases have additional renewal option periods available.

Approx. Size
Location	(Square Feet)
St. Cloud, Minnesota	329,046
Fargo, North Dakota	288,824
Minot, North Dakota	185,250
Omaha, Nebraska	686,783
Sioux Falls, South Dakota (1)	275,414
Lumberton, North Carolina (2)	336,502
Statesboro, Georgia (2)	230,520
Bluefield, Virginia	187,531
Bellefontaine, Ohio	666,045
Lima, Ohio (3)	523,052
Westville, Indiana	631,944
Grand Rapids, Michigan	1,179,582
Total Square Footage	5,520,493

(1)	Includes 79,300 square feet that we lease.
(2)	Includes 6,400 square feet that we lease.
(3)	Leased facility.
(4)	Includes 5,500 square feet that we lease.

We believe that our distribution facilities are generally well maintained, are generally in good operating condition, have sufficient capacity and are suitable and adequate to carry on our distribution business.

Retail Segment Real Estate

The following table contains the retail banner, number of stores, geographic region and approximate square footage under the banner. We own the facilities of 28 of these stores and lease the facilities of 134 of these stores.

Grocery Store	Number			Total
Retail Banner	of Stores	Geographic Region		Square Feet
Family Fare Supermarkets	66	Michigan, Minnesota and North Dakota	Leased	2,654,457
Family Fare Supermarkets	2	North Dakota	Owned	100,303
No Frills	17	Iowa and Nebraska	Leased	885,674
VG’s Food and Pharmacy	10	Michigan	Leased	461,698
VG’s Food and Pharmacy	1	Michigan	Owned	37,223
D&W Fresh Markets	9	Michigan	Leased	435,153
D&W Fresh Markets	2	Michigan	Owned	84,458
Sun Mart	8	Colorado, Minnesota and Nebraska	Owned	238,100
Sun Mart	3	Nebraska	Leased	81,043
Bag ‘N Save	6	Nebraska	Leased	351,182
Bag ‘N Save	3	Nebraska	Owned	188,595
Econofoods	4	Minnesota	Leased	137,533
Econofoods	4	Minnesota and Wisconsin	Owned	94,749
Valu Land	6	Michigan	Leased	135,920
Family Fresh Market	5	Minnesota, Nebraska and Wisconsin	Owned	249,904
Family Fresh Market	1	Minnesota	Leased	32,650
Family Thrift Center	3	South Dakota	Leased	127,107
Family Thrift Center	1	South Dakota	Owned	60,200
Supermercado Nuestra Familia	2	Nebraska	Owned	83,279
Supermercado Nuestra Familia	1	Nebraska	Leased	23,211
Forest Hills Foods	1	Michigan	Leased	50,791
Pick ‘n Save	1	Ohio	Leased	45,608
Germantown Fresh Market	1	Ohio	Leased	31,764
Prairie Market	1	South Dakota	Leased	32,528
Dillonvale IGA	1	Ohio	Leased	25,627
Madison Fresh Market	1	Wisconsin	Leased	21,470
Purdue Fresh Market	1	Indiana	Leased	21,622
Wholesale Food Outlet	1	Iowa	Leased	19,620
Total	162			6,711,469

We also own three additional fuel centers that are not reflected in the square footage above: a Family Fare Quick Stop in Michigan that is not included at a supermarket location but is adjacent to our corporate headquarters, FTC Express Gas in Scottsbluff, Nebraska and SunMart Express Gas in Fergus Falls, Minnesota. Also not accounted for in the tables above are stand-alone pharmacies in Cannon Falls, Minnesota, Clear Lake, Iowa and Barron, Wisconsin.

Item 3.	Legal Proceedings

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

Stock sale prices are based on transactions reported on the NASDAQ Global Select Market. Information on quarterly high and low sales prices for SpartanNash common stock appears in Note 18 to the consolidated financial statements and is incorporated here by reference. At February 27, 2015, there were approximately 1,410 shareholders of record of SpartanNash common stock. SpartanNash has paid a quarterly cash dividend every quarter since the fourth quarter of fiscal 2006.

The table below outlines quarterly dividends paid on Spartan Stores and SpartanNash common stock in each of the last four fiscal years and the Board of Directors’ currently anticipated increase in the quarterly dividend:

Dividend per
Effective Quarter	common share
4th quarter Fiscal March 30, 2012	$0.05
1st through 4th quarters Fiscal March 31, 2012	0.065
1st through 4th quarters Fiscal March 30, 2013	0.08
1st through 4th quarters Fiscal December 28, 2013	0.09
1st through 4th quarters Fiscal January 3, 2015	0.12
1st quarter Fiscal January 2, 2016	0.135

Under its senior revolving credit facility, SpartanNash is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions, prepayments of its Senior Notes and share repurchases, do not exceed $25.0 million. Additionally, SpartanNash is generally permitted to pay cash dividends in excess of $25.0 million in any fiscal year so long as its Excess Availability, as defined in the senior revolving credit facility is in excess of 15% of the Total Borrowing Base before and after giving effect to the prepayments, repurchases and dividends. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. The ability of the Board of Directors to continue to declare dividends will depend on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities. In May 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of SpartanNash’s common stock.

During fiscal years ended January 3, 2015 and March 30, 2013, the Company repurchased 245,956 and 634,408 shares of common stock for approximately $5.0 million and $11.4 million, respectively. SpartanNash did not repurchase any shares under this program during the 39 week period ended December 28, 2013. The approximate dollar value of shares that may yet be purchased under the repurchase plan was $21.3 million as of January 3, 2015.

The equity compensation plans table in Item 12 is here incorporated by reference.

The following table provides information regarding SpartanNash’s purchases of its own common stock during the last quarter of the fiscal year ended January 3, 2015. All employee transactions are under associate stock compensation plans. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

SpartanNash Company Purchases of Equity Securities

Total
	Number	Average
	of Shares	Price Paid
Period	Purchased	per Share
October 5 – November 1, 2014
Employee Transactions	—	$—
Repurchase Program	124,956	$19.97
November 2 – November 29, 2014
Employee Transactions	—	$—
Repurchase Program	—	$—
November 30, 2014 – January 3, 2015
Employee Transactions	—	$—
Repurchase Program	—	$—
Total for Quarter ended January 3, 2015
Employee Transactions	—	$—
Repurchase Program	124,956	$19.97

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on SpartanNash common stock to that of the Russell 2000 Total Return Index and the NASDAQ Retail Trade Index, over a period beginning March 26, 2010 and ending on January 3, 2015.

Cumulative total return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

The dollar values for total shareholder return plotted above are shown in the table below:

	March 26,	March 26,	March 31,	March 30,	December 28,	January 3,
	2010	2011	2012	2013	2013	2015
SpartanNash	$100.00	$105.38	$128.74	$127.20	$174.21	$175.09
Russell 2000 Total Return Index	100.00	122.81	125.56	146.04	179.97	188.28
NASDAQ Retail Trade	100.00	115.40	150.59	163.64	194.89	217.82

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

The following table provides selected historical consolidated financial information of SpartanNash. The historical information was derived from our audited consolidated financial statements as of and for each of the five fiscal years ended March 26, 2011 through January 3, 2015. Fiscal years ended January 3, 2015 and March 31, 2012 consisted of 53 weeks; the transition fiscal year ended December 28, 2013 consisted of 39 weeks and all other years presented consisted of 52 weeks. The unaudited 51 week period ended December 28, 2013 is included in the table below for comparison purposes to the 53 week fiscal year ended January 3, 2015.

(In thousands, except per share data)	Fiscal Year Ended	Period Ended		Fiscal Year Ended
		December 28,
	January 3,	2013	December 28,	March 30,	March 31,	March 26,
Statements of Earnings Data:	2015	(unaudited)	2013 (A)	2013	2012	2011
	53 weeks	51 weeks	39 weeks	52 weeks	53 weeks	52 weeks
Net sales	$7,916,062	$3,190,039	$2,597,230	$2,608,160	$2,634,226	$2,533,064
Cost of sales	6,759,988	2,570,516	2,110,350	2,062,616	2,078,116	1,976,549
Gross profit	1,156,074	619,523	486,880	545,544	556,110	556,515
Other selling, general and administrative expenses	1,022,387	546,100	433,450	482,987	489,650	488,017
Merger transaction and integration expenses	12,675	20,993	20,993	—	—	—
Restructuring, asset impairment and other (B)	6,166	16,877	15,644	1,589	(23)	532
Operating earnings	114,846	35,553	16,793	60,968	66,483	67,966
Interest expense	24,414	12,209	9,219	13,410	15,037	15,104
Debt extinguishment	—	8,289	5,527	5,047	—	—
Other, net	(17)	(27)	(23)	(756)	(110)	(97)
Earnings before income taxes and discontinued
operations	90,449	15,082	2,070	43,267	51,556	52,959
Income taxes	31,329	5,914	841	15,425	19,686	20,420
Earnings from continuing operations	59,120	9,168	1,229	27,842	31,870	32,539
Loss from discontinued operations, net of taxes (C)	(524)	(725)	(488)	(432)	(112)	(232)
Net earnings	$58,596	$8,443	$741	$27,410	$31,758	$32,307
Basic earnings from continuing operations per share	$1.57	$0.39	$0.05	$1.28	$1.40	$1.44
Diluted earnings from continuing operations per share	1.57	0.39	0.05	1.27	1.39	1.43
Basic earnings per share	1.56	0.36	0.03	1.26	1.39	1.43
Diluted earnings per share	1.55	0.36	0.03	1.25	1.39	1.42
Cash dividends declared per share	0.48	0.35	0.27	0.32	0.26	0.20
Balance Sheet Data:
Total assets	$1,932,282	$1,983,651	$1,983,651	$789,667	$763,473	$751,396
Property and equipment, net	597,150	628,482	628,482	272,126	256,776	241,448
Working capital	433,200	398,167	398,167	13,179	24,684	47,300
Long-term debt and capital lease obligations	550,510	598,319	598,319	145,876	133,565	170,711
Shareholders’ equity	747,253	706,873	706,873	335,655	323,608	305,505
(A)	See Note 2 to Consolidated Financial Statements regarding the merger with Nash-Finch Company.

(B)	See Note 4 to Consolidated Financial Statements.
(C)	See Note 16 to Consolidated Financial Statements.

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

Executive Overview

SpartanNash is headquartered in Grand Rapids, Michigan. Our business consists of three primary operating segments: Military, Food Distribution and Retail. We are a leading multi-regional grocery distributor and grocery retailer and the largest distributor, by revenue, of grocery products to military commissaries and exchanges in the United States.

On November 19, 2013, Spartan Stores, Inc. merged with Nash-Finch Company. Under the terms of the merger agreement, each share of Nash-Finch common stock was converted into 1.2 shares of Spartan Stores common stock. The results of operations of Nash-Finch are included in the accompanying consolidated financial statements from the date of merger. Following the merger, Nash-Finch Company became a wholly-owned subsidiary of SpartanNash.

Our Military segment contracts with manufacturers to distribute a wide variety of grocery products to military commissaries and exchanges located in the United States and the District of Columbia, Europe, Puerto Rico, Cuba, Egypt, Bahrain and Honduras. We have over 40 years of experience acting as a distributor to U.S. military commissaries and exchanges.

Our Food Distribution segment provides a wide variety of nationally branded and private label grocery products and perishable food products including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care. The Food Distribution segment operates in 42 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States, with 12 distribution centers supporting approximately 2,100 independently  owned supermarkets and also supplies our corporate retail base of 162 stores.

Our Retail segment operates 162 supermarkets in the Midwest which operate primarily under the banners of Family Fare Supermarkets, No Frills, Bag ‘N Save, Family Fresh Markets, D&W Fresh Markets, Sun Mart and Econofoods. Our retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. We offer pharmacy services in 79 of our supermarkets and we operate 29 fuel centers. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

Historically, our fiscal year end was the last Saturday in March. Our fiscal year end was changed to the Saturday closest to the end of December beginning with the transition year ended December 28, 2013. Fiscal years ended January 3, 2015 and March 31, 2012 consisted of 53 weeks; therefore, the fourth quarters of these fiscal years consisted of 13 weeks rather than 12 weeks. The transition fiscal year ended December, 28 2013 consisted of 39 weeks. Typically, under our December fiscal year format, all quarters are 12 weeks, except for our first quarter, which is 16 weeks and will generally include the Easter holiday. Our fourth quarter includes the Thanksgiving and Christmas holidays. Under the March fiscal year format, all quarters consisted of 12 weeks except for the third quarter which consisted of 16 weeks and included the Thanksgiving and Christmas holidays.

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

SpartanNash has established key management priorities that focus on the longer-term strategy of the Company, including establishing a well-differentiated market offering for our Food Distribution, Military and Retail segments, and additional strategies designed to create value for our shareholders, retailers and customers. These priorities are:

Military:

●	Leverage the size and scale of the existing distribution and retail segments to attract additional customers.
●	Continue to partner with Coastal Pacific Food Distributors to leverage the advantage of a worldwide distribution network.

Food Distribution:

●	Leverage new competitive position, scale and financial flexibility to further consolidate the distribution channel.
●

Leverage retail competency and the capabilities of the combined distribution platform to increase business within the existing account base and potentially add new distribution categories and take advantage of current competitive market dynamics to supply new customers.

●	Continue to focus on increasing private brand penetration and overall purchase concentration.
●	Gain efficiencies in all aspects of the supply chain through optimization of the distribution center network.

Retail:

●	Evaluate banners to maintain a portfolio of customer-relevant offerings for the entire market continuum.
●	Continue to drive a lean and efficient operating cost structure to remain competitive.
●	Rationalize store base to maximize capital efficiency and enhance profitability.
●	Strategically deploy capital to modernize the store base.
●	Pursue opportunistic roll-ups of existing distribution customers and/or other retailers.
•	Drive value by expanding consumer relationships with pharmacy, fuel and other promotional offerings.

We are making progress in our work to integrate our retail, food distribution and military distribution businesses. We continue to expect synergies of approximately $35 million and $52 million in fiscal years 2015 and 2016, respectively, and integration costs of approximately $5 million and $2 million in fiscal years 2015 and 2016, respectively.

In fiscal 2015, we expect to continue to grow our business while significantly upgrading our retail systems and facilities. We will continue to leverage our strong business model and have a number of initiatives designed to drive sales and earnings across business segments. However, we expect that folding in the stores acquired in the merger with Nash Finch will create negative headwinds on our comparable stores sales and that lower center store inflation along with the very favorable winter weather in the first quarter of fiscal 2014 will result in our first quarter operational results approximating the first quarter of last year for adjusted earnings from continuing operations.   We anticipate our financial performance will improve sequentially as we cycle the favorable winter weather experienced in the first quarter last year, benefit from the remodels completed in fiscal 2014 and first half of fiscal 2015 and rollout of our merchandising, pricing and promotional programs to all stores. We plan to complete a total of nine major remodels and store re-banners in fiscal 2015, with six scheduled for the first half of the year, and anticipate these will lead to improved sales in the second half of the year. We also remain focused on improving the efficiency of our operations and intend to close up to ten stores in fiscal 2015 as part of the optimization of our overall store base. Additionally, we will consolidate one of our warehouse facilities in the first quarter.

The matters discussed in this Item 7 include forward-looking statements. See “Forward-Looking Statements” at the beginning and “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth items from our Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales						Percentage Change
	January 3,		December 28,	December 28,		January 5,	1/3/2015 to	12/28/2013
	2015		2013	2013		2013	12/28/2013	to 1/5/2013
(Unaudited)	(53 Weeks)		(51 Weeks)	(39 weeks)		(40 weeks)	53 vs. 51	39 vs. 40
Net sales	100.0		100.0	100.0		100.0	148.1	28.9
Gross profit	14.6		19.4	18.7		20.5	86.6	17.9
Merger transaction and integration expenses	0.1	*	0.7	0.8		-	(39.6)	**
Selling, general and administrative expenses	12.9		17.1	16.7		18.4	87.2	17.0
Restructuring, asset impairment and other	0.1		0.5	0.6		-	(63.5)	**
Operating earnings	1.5		1.1	0.6		2.1	223.0	(60.2)
Other income and expenses	0.4	*	0.6	0.5	*	0.6	19.2	23.2
Earnings before income taxes and discontinued operations	1.1		0.5	0.1		1.5	499.7	(93.2)
Income taxes	0.4		0.2	0.1	*	0.5	429.7	(91.9)
Earnings from continuing operations	0.7		0.3	-		1.0	544.9	(93.8)
Loss from discontinued operations, net of taxes	(0.0)		(0.0)	-		-	(27.7)	**
Net earnings	0.7		0.3	-		1.0	594.0	(96.2)

* Difference due to rounding
** Percentage change is not meaningful

Adjusted Operating Earnings

Adjusted operating earnings is a non-GAAP operating financial measure that the Company defines as operating earnings (loss) plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

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

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings for the fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and the fiscal year ended March 30, 2013.  For comparison purposes we have also provided a reconciliation of operating earnings from continuing operations to adjusted operating earnings from continuing operations for the 51 weeks ended December 28, 2013.

	Year Ended		Period Ended	Year Ended
	January 3,	December 28,	December 28,	March 30,
(Unaudited)	2015	2013	2013	2013
(In thousands)	(53 Weeks)	(51 Weeks)	(39 weeks)	(52 weeks)
Operating earnings	$114,846	$35,553	$16,793	$60,968
Adjustments:
Asset impairment and restructuring charges	6,166	16,877	15,644	1,589
Expenses related to merger transaction and integration	12,675	20,993	20,993	-
Professional fees related to tax planning	-	-	-	108
Acquisition related professional fees	-	-	-	396
Stock compensation modifications	-	4,174	4,174	-
Pension settlement accounting	1,578	621	621	-
Incremental incentive compensation on tax planning benefit	900	-	-	-
Gain on sale of assets	-	(1,038)	(1,038)	-
Adjusted operating earnings, including 53rd week	136,165	77,180	57,187	63,061
53rd week	(3,673)	-	-	-
Adjusted operating earnings, excluding 53rd week	$132,492	$77,180	$57,187	$63,061
Reconciliation of operating earnings to adjusted operating earnings by segment:
Military:
Operating earnings	$21,721	$1,901	$1,901	$-
Adjustments:
Expenses related to merger transaction and integration	27	-	-	-
Pension settlement accounting	67	-	-	-
Incremental incentive compensation on tax planning benefit	87	-	-	-
Adjusted operating earnings, including 53rd week	21,902	1,901	1,901	-
53rd week	(573)	-	-	-
Adjusted operating earnings, excluding 53rd week	$21,329	$1,901	$1,901	$-
Food Distribution:
Operating earnings (loss)	$54,802	$11,388	$(1,328)	$23,920
Adjustments:
Asset impairment and restructuring (gains) charges	(241)	599	599	-
Expenses related to merger transaction and integration	12,644	20,993	20,993	-
Professional fees related to tax planning	-	-	-	108
Stock compensation modifications	-	3,961	3,961	-
Pension settlement accounting	801	236	236	-
Incremental incentive compensation on tax planning benefit	485	-	-	-
Adjusted operating earnings, including 53rd week	68,491	37,177	24,461	24,028
53rd week	(1,132)	-	-	-
Adjusted operating earnings, excluding 53rd week	$67,359	$37,177	$24,461	$24,028
Retail:
Operating earnings	$38,323	$22,264	$16,220	$37,048
Adjustments:
Asset impairment and restructuring charges	6,407	16,278	15,045	1,589
Expenses related to merger transaction and integration	4	-	-	-
Acquisition related professional fees	-	-	-	396
Stock compensation modifications	-	213	213	-
Pension settlement accounting	710	385	385	-
Incremental incentive compensation on tax planning benefit	328	-	-	-
Gain on sale of assets	-	(1,038)	(1,038)	-
Adjusted operating earnings, including 53rd week	45,772	38,102	30,825	39,033
53rd week	(1,968)	-	-	-
Adjusted operating earnings, excluding 53rd week	$43,804	$38,102	$30,825	$39,033

Adjusted earnings from Continuing Operations

Adjusted earnings from continuing operations is a non-GAAP operating financial measure that we define as earnings (loss) from continuing operations plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and the fiscal year ended March 30, 2013. For comparison purposes we have also provided a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 51 weeks ended December 28, 2013.

	Year Ended
	January 3, 2015			December 28, 2013
	(53 Weeks)			(51 Weeks)
		Earnings from			Earnings from
	Earnings	continuing		Earnings	continuing
	from	operations		from	operations
(Unaudited)	continuing	per diluted		continuing	per diluted
(In thousands, except per share data)	operations	share		operations	share
Earnings from continuing operations	$59,120	$1.57		$9,168	$0.39
Adjustments, net of taxes:
Restructuring and asset impairment charges	3,827	0.10		10,460	0.44
Expenses related to merger transaction and integration	7,867	0.21		15,179	0.64
Stock compensation modifications	-	-		2,589	0.11
Pension settlement accounting	979	0.02	*	385	0.02
Gain on sale of assets	-	-		(644)	(0.03)
Debt extinguishment	-	-		5,142	0.22
Tax benefit related to change in state deferred tax rate	-	-		(2,418)	(0.10)
Unrecognized tax liability	-	-		595	0.02	*
Favorable settlement of unrecognized tax liability	(1,849)	(0.05)		(244)	(0.01)
Adjusted earnings from continuing operations, including 53rd week	69,944	$1.85		40,212	$1.70
53rd week	(2,022)	(0.05)		-	-
Adjusted earnings from continuing operations, excluding 53rd week	$67,922	$1.80		$40,212	$1.70

Weighted average diluted shares outstanding	37,710			23,664
* Includes rounding
	Period and Year Ended
	December 28, 2013			March 30, 2013
	(39 Weeks)			(52 Weeks)
		Earnings from			Earnings from
	Earnings	continuing		Earnings	continuing
	from	operations		from	operations
(Unaudited)	continuing	per diluted		continuing	per diluted
(In thousands, except per share data)	operations	share		operations	share
Earnings from continuing operations	$1,229	$0.05		$27,842	$1.27
Adjustments, net of taxes:
Asset impairment and restructuring charges	9,702	0.40		992	0.05
Expenses related to merger transaction and integration	15,179	0.63		-	-
Pension settlement accounting	385	0.02		-	-
Acquisition related professional fees	-	-		247	0.01
Stock compensation modifications	2,589	0.11		-	-
Gain on sale of assets	(644)	(0.03)		(417)	(0.02)
Debt extinguishment	3,428	0.14		3,152	0.15	*
Tax benefit related to change in state deferred tax rate	(2,418)	(0.10)		-	-
Unrecognized tax liability	595	0.02		-	-
Favorable settlement of unrecognized tax liability	(244)	(0.01)		-	-
Impact of state tax law changes	-	-		(642)	(0.03)
Adjusted earnings from continuing operations	$29,801	$1.23		$31,174	$1.43

Weighted average diluted shares outstanding	24,229			21,848
* Includes rounding

Adjusted EBITDA

Consolidated adjusted EBITDA is a non-GAAP operating financial measure that we define as operating earnings (loss) plus depreciation and amortization, and other non-cash items including deferred (stock) compensation, the LIFO provision, as well as adjustments for unusual items that do not reflect the ongoing operating activities of SpartanNash and costs associated with the closing of operational locations.

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

Following is a reconciliation of net earnings to adjusted EBITDA for the fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and the fiscal year ended March 30, 2013. For comparison purposes we have also provided a reconciliation of net earnings to adjusted EBITDA for the 51 weeks ended December 28, 2013.

	Year Ended		Period Ended	Year Ended
	January 3,	December 28,	December 28,	March 30,
(Unaudited)	2015	2013	2013	2013
(In thousands)	(53 Weeks)	(51 Weeks)	(39 weeks)	(52 weeks)
Operating earnings	$114,846	$35,553	$16,793	$60,968
Adjustments:
LIFO expense	5,604	279	928	335
Depreciation and amortization	86,994	46,664	37,082	39,081
Restructuring and asset impairment charges	6,166	16,877	15,644	1,589
Expenses related to merger transaction and integration	12,675	20,993	20,993	-
Pension settlement accounting	1,578	621	621	-
Acquisition related professional fees	-	-	-	396
Incremental incentive compensation on tax planning benefit	900	-	-	-
Non-cash stock compensation and other	5,679	5,957	5,242	3,964
Adjusted EBITDA, including 53rd week	234,442	126,944	97,303	106,333
53rd week	(3,673)	-	-	-
Adjusted EBITDA, excluding 53rd week	$230,769	$126,944	$97,303	$106,333
Reconciliation of operating earnings to adjusted EBITDA
by segment:
Military:
Operating earnings	$21,721	$1,901	$1,901	$-
Adjustments:
LIFO expense	1,262	-	-	-
Depreciation and amortization	11,350	1,412	1,371	-
Expenses related to merger transaction and integration	27	-	-	-
Pension settlement accounting	67	-	-	-
Incremental incentive compensation on tax planning benefit	87	-	-	-
Non-cash stock compensation and other	502	(6)	(6)	-
Adjusted EBITDA, including 53rd week	35,016	3,307	3,266	-
53rd week	(573)	-	-	-
Adjusted EBITDA, excluding 53rd week	$34,443	$3,307	$3,266	$-
Food Distribution:
Operating earnings (loss)	$54,802	$11,388	$(1,328)	$23,920
Adjustments:
LIFO expense (income)	2,893	(232)	289	(601)
Depreciation and amortization	29,816	9,306	9,547	8,712
Restructuring and asset impairment (gains) charges	(241)	599	599	-
Expenses related to merger transaction and integration	12,644	20,993	20,993	-
Pension settlement accounting	801	236	236	-
Incremental incentive compensation on tax planning benefit	485	-	-	-
Non-cash stock compensation and other	2,969	3,656	4,913	1,430
Adjusted EBITDA, including 53rd week	104,169	45,946	35,249	33,461
53rd week	(1,132)	-	-	-
Adjusted EBITDA, excluding 53rd week	$103,037	$45,946	$35,249	$33,461
Retail:
Operating earnings	$38,323	$22,264	$16,220	$37,048
Adjustments:
LIFO expense	1,449	511	639	936
Depreciation and amortization	45,828	35,946	26,164	30,369
Restructuring and asset impairment charges	6,407	16,278	15,045	1,589
Expenses related to merger transaction and integration	4	-	-	-
Pension settlement accounting	710	385	385	-
Acquisition related professional fees	-	-	-	396
Incremental incentive compensation on tax planning benefit	328	-	-	-
Non-cash stock compensation and other	2,208	2,307	335	2,534
Adjusted EBITDA, including 53rd week	95,257	77,691	58,788	72,872
53rd week	(1,968)	-	-	-
Adjusted EBITDA, excluding 53rd week	$93,289	$77,691	$58,788	$72,872

Results of Continuing Operations for the 53 Week Fiscal Year Ended January 3, 2015 Compared to the Unaudited 51 Week Period Ended December 28, 2013

Net Sales. Net sales for the 53 week period ended January 3, 2015 increased $4,726.0 million, or 148.1%, from $3,190.0 million in the 51 week period ended December 28, 2013, to $7,916.1 million. The sales increase was primarily driven by the merger with Nash-Finch Company which added $4,596.4 million, the two additional weeks, and incremental sales related to new Food Distribution customers, partially offset by lost sales related to closed retail stores.  The 53rd week added $135.2 million of net sales.

Net sales for the 53 week period ended January 3, 2015 in our Military segment increased $2,026.9 million, or 815.2% from $248.6 million in the 51 week period ended December 28, 2013 to $2,275.5 million primarily due to the inclusion of only six weeks of Nash Finch operations last year and the 53rd week which contributed $36.9 million of net sales

Net sales for the 53 week period ended January 3, 2015 in our Food Distribution segment, after intercompany eliminations, increased $2,003.6 million, or 148.1%, from $1,352.7 million to $3,356.3 million primarily due to additional sales of $1,911.6 million resulting from the merger and two additional weeks of net sales.  The 53rd week contributed $56.5 million of net sales.

Net sales for the 53 week period ended January 3, 2015 in our Retail segment increased $695.5 million, or 43.8%, from $1,588.7 million to $2,284.2 million. The sales increase was primarily due to sales of $694.9 million resulting from the merger, two additional weeks of net sales and an increase in supermarket comparable store sales, partially offset by lost sales from closed and sold stores and lower fuel sales prices.  The 53rd week contributed $41.8 million of net sales.

Total retail comparable store sales, excluding fuel centers, on a 53 week basis increased approximately 0.9 percent in the 53 week period ended January 3, 2015. We define a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

Gross profit increased by $536.6 million, or 86.6%, from $619.5 million to $1,156.1 million. The margin increase was primarily driven by the merger with Nash-Finch Company which added $526.9 million and the two additional weeks.  As a percent to net sales gross profit decreased from 19.4% to 14.6%. The gross profit rate decrease was principally driven by sales mix due to the merger with Nash-Finch.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses increased $476.3 million, or 87.2%, from $546.1 million to $1,022.4 million, and were 12.9% of net sales compared to 17.1% last year. The increase was due primarily to $477.8 million in expenses related to the Nash Finch operations and  the extra two weeks, partially offset by the impact of merger synergies and closed stores.  The decrease in the rate to net sales was due primarily to the change in mix of the Company’s segments, store closures and merger synergies.

Merger Transaction and Integration Expenses. Merger transaction and integration expenses consist of expenses related to consummating the merger with Nash-Finch Company on November 19, 2013 and costs to integrate the operations of the two companies.  Merger transaction and integration expenses for the 53 week period ended January 3, 2015 decreased $8.3 million, or 39.6%, from $21.0 million in the 51 week period ended December 28, 2013, to $12.7 million.

Restructuring and Asset Impairment. The 53 week period ended January 3, 2015 included charges of $6.2 million related to underperforming retail stores and costs associated with closed retail stores and a closed distribution center. The 51 week period ended December 28, 2013 included charges of $16.9 million related to underperforming retail stores, market deterioration in property held for future development and severance costs related to store closings and the closing of a distribution center.

Interest Expense. Interest expense increased $12.2 million, or 100.0%, from $12.2 million in the 51 week period ended December 28, 2013 to $24.4 million in the 53 week period ended January 3, 2015. As a percent of net sales, interest expense decreased from 0.4% to 0.3%. The increase in interest expense was due primarily to additional borrowings entered into to finance the merger with Nash-Finch Company on November 19, 2013.

Debt Extinguishment. Debt extinguishment charges of $8.3 million were incurred in the 51 week period ended December 28, 2013 in connection with amending and restating our senior secured revolving credit facility and repaying certain other debt instruments and the redemption of $57.4 million of Convertible Senior Notes.

Income Taxes. The effective income tax rates were 34.6% and 39.2% for the 53 week period ended January 3, 2015 and the 51 week period ended December 28, 2013, respectively. The difference from the statutory Federal rate in the period ended January 3, 2015 is due primarily to the favorable settlement of unrecognized tax liabilities, partially offset by state income taxes. The prior year period ended December 28, 2013 differs from the Federal statutory rate due to non-deductible merger related expenses and changes in unrecognized tax liabilities, partially offset by a reduction in the state deferred tax rate.

Results of Continuing Operations for the 53 Week Fiscal Year Ended January 3, 2015 Compared to the 39 Week Period Ended December 28, 2013

Net Sales. Net sales for the 53 week year ended January 3, 2015 increased $5,318.8 million, or 204.8%, from $2,597.2 million in the 39 week period ended December 28, 2013, to $7,916.1 million. The sales increase was primarily driven by the merger with Nash-Finch Company which added $4,596.4 million, the fourteen additional weeks which added $773.5 million, and incremental sales related to new Food Distribution customers, partially offset by lost sales from closed stores.

Net sales in our Military segment for the 53 week year ended January 3, 2015 increased $2,026.9 million, or 815.2% from $248.6 million in the 39 week period ended December 28, 2013, to $2,275.5 million.  The sales increase was primarily driven by additional sales resulting from the merger.

Net sales for the 53 week year ended January 3, 2015 in our Food Distribution segment, after intercompany eliminations, increased $2,260.6 million, or 206.3%, from $1,095.8 million in the 39 week period ended December 28, 2013 to $3,356.3 million.  The sales increase was primarily due to additional sales of $1,911.6 million resulting from the merger, 14 additional weeks which contributed $331.7 million of net sales and new business sales.

Net sales for the 53 week year ended January 3, 2015 in our Retail Distribution segment increased $1,031.4  million, or 82.3%, from $1,252.8 million in the 39 week period ended December 28, 2013 to $2,284.2 million.  The sales increase was primarily due to sales of $694.9 million resulting from the merger, an additional 14 weeks which contributed $405.0 million of net sales, partially offset by lost sales related to closed stores and lower fuel sales prices.

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

Gross profit for the 53 week year ended January 3, 2015 increased by $669.2 million, or 137.4%, from $486.9 million in the 39 week period ended December 28, 2013, to $1,156.1 million. The increase was primarily due to the merger with Nash-Finch Company which added $526.9 million and the fourteen additional weeks which added $160.9 million. As a percent of net sales, gross profit decreased from 18.7% to 14.6%. The gross profit rate decrease was principally driven by sales mix due to the merger with Nash-Finch.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the 53 week year ended January 3, 2015 increased $588.9 million, or 135.9%, from $433.5 million in the 39 week period ended December 28, 2013, to $1,022.4 million, and were 12.9% of net sales for the year ended January 3, 2015 compared to 16.7% for the 39 weeks ended December 28, 2013. The increase was primarily due to an increase of $477.8 million in expenses related to the inclusion of the Nash Finch operations for only six weeks in the prior year period, an additional 14 weeks which added $137.6 million in expenses, partially offset by the impact of merger synergies and closed stores. The decrease in the rate to net sales was due primarily to the change in mix of the Company’s segments, store closures and cost reduction efforts.

Merger Transaction and Integration Expenses. Merger transaction and integration expenses consist of expenses related to consummating the merger with Nash-Finch Company on November 19, 2013 and costs to integrate the operations of the two companies.  Merger transaction and integration expenses for the 53 week period ended January 3, 2015 decreased $8.3 million, or 39.6%, from $21.0 million in the 39 week period ended December 28, 2013, to $12.7 million.

Restructuring and Asset Impairment. The 53 week period ended January 3, 2015 included charges of $6.2 million related to underperforming retail stores and the closure of retail stores and distribution center. The 39 week period ended December 28, 2013 included charges of $15.6 million related to underperforming retail stores, market deterioration in property held for future development and costs related to the closure of retail stores and a distribution center.

Interest Expense. Interest expense increased $15.2 million, or 164.8%, from $9.2 million in the 39 week period ended December 28, 2013 to $24.4 million in the 53 week period ended January 3, 2015. As a percent of net sales, interest expense decreased from 0.4% in the period ended December 28, 2013 to 0.3% for the year ended January 3, 2015. The increase in interest expense was due primarily to additional borrowings entered into to finance the merger with Nash-Finch Company on November 19, 2013.

Debt Extinguishment. Debt extinguishment charges of $5.5 million were incurred in the 39 week period ended December 28, 2013 in connection with amending and restating our senior secured revolving credit facility and repaying certain other debt instruments.

Income Taxes. The effective income tax rates were 34.6% and 40.6% for the 53 week period ended January 3, 2015 and the 39 week period ended December 28, 2013, respectively. The difference from the statutory Federal rate in the period ended January 3, 2015 is due primarily to the favorable settlement of unrecognized tax liabilities, partially offset by state income taxes. The prior year period ended December 28, 2013 differs from the Federal statutory rate due to non-deductible merger related expenses and changes in unrecognized tax liabilities, partially offset by a reduction in the state deferred tax rate.

Results of Continuing Operations for the 39 Week Period Ended December 28, 2013 Compared to the Unaudited 40 Week Period Ended January 5, 2013

Net Sales. Net sales for the 39 week period ended December 28, 2013 increased $581.9 million, or 28.9%, from $2,015.4 million in the 40 week period ended January 5, 2013, to $2,597.2 million. The sales increase was primarily driven by the merger with Nash-Finch Company which added $563.2 million and incremental sales related to new retail stores and new Food Distribution customers, partially offset by the additional week in the 40 week period ended January 5, 2013 which accounted for $46.1 million of sales.

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

SG&A expenses increased $71.9 million, or 19.9%, from $361.6 million to $433.5 million, and were 16.7% of net sales compared to 19.3% last year, when excluding the 40th week from the period ended January 5, 2013. The net increase in SG&A on a 39 week basis was due primarily to $58.2 million in expenses related to the Nash Finch operations, higher incentive compensation expense of $4.5 million, incremental expense of $4.2 million resulting from modifications to stock compensation awards and $0.6 million resulting from pension settlement accounting. SG&A expenses for 40 weeks ended January 5, 2013 as reported were $370.4 million and were 18.4% of net sales.

Merger Transaction and Integration Expenses. The 39 week period ended December 28, 2013 included $21.0 million of expenses related to executing the merger with Nash-Finch Company and related integration activities.

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

Debt Extinguishment. Debt extinguishment charges of $5.5 million were incurred in the 39 week period ended December 28, 2013 in connection with amending and restating our senior secured revolving credit facility and repaying certain other debt instruments. In the 40 week period ended January 5, 2013, debt extinguishment charges of $2.3 million were incurred in connection with the private exchange of $40.3 million and redemption of $57.4 million of Convertible Senior Notes.

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

Results of Continuing Operations for the 39 Week Period Ended December 28, 2013 Compared to the Fiscal Year Ended March 30, 2013

Net Sales. Net sales for the 39 week period ended December 28, 2013 decreased $11.0 million, or 0.4%, from $2,608.2 million in the 52 week period ended March 30, 2013, to $2,597.2 million. The sales decrease was due to 13 fewer weeks and the reasons described above in the discussion of the 39 Week Period Ended December 28, 2013 Compared to the 40 Week Period Ended January 5, 2013.

Net sales for the 39 week period ended December 28, 2013 in our Military segment were $248.6 million from the date of the merger with Nash-Finch Company, November 19, 2013, to December 28, 2013.

Net sales for the 39 week period ended December 28, 2013 in our Food Distribution segment, after intercompany eliminations, decreased $24.9 million, or 2.2%, from $1,120.7 million in the 52 week period ended March 30, 2013, to $1,095.8 million.  The decrease was primarily due to 13 fewer weeks and the reasons described above in the discussion of the 39 Week Period Ended December 28, 2013 Compared to the 40 Week Period Ended January 5, 2013.

Net sales for the 39 week period ended December 28, 2013 in our Retail segment decreased $234.7 million, or 15.8%, from $1,487.5 million for the 52 week period ended March 30, 2013, to $1,252.8 million.  The decrease was primarily due to 13 fewer weeks and the reasons described above in the discussion of the 39 Week Period Ended December 28, 2013 Compared to the 40 Week Period Ended January 5, 2013.

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

Gross profit for the 39 week period ended December 28, 2013 decreased $58.6 million, or 10.8%, from $545.5 million in the 52 week period ended March 30, 2013, to $486.9 million. The gross profit decrease was primarily due to 13 fewer weeks and the reasons described above in the discussion of the 39 Week Period Ended December 28, 2013 Compared to the 40 Week Period Ended January 5, 2013.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the 39 week period ended December 28, 2013 decreased $49.5 million, or 10.3%, from $483.0 million in the 52 week period ended March 30, 2013, to $433.5 million, and were 16.7% of net sales for the 39 week period ended December 28, 2013 compared to 18.5% for the 52 week period ended March 30, 2013. The decrease in SG&A was primarily due to 13 fewer weeks and the reasons described above in the discussion of the 39 Week Period Ended December 28, 2013 Compared to the 40 Week Period Ended January 5, 2013.

Merger Transaction and Integration Expenses. The 39 week period ended December 28, 2013 included $21.0 million of expenses related to executing the merger with Nash-Finch Company and related integration activities.

Restructuring and Asset Impairment. The 39 week period ended December 28, 2013 included asset impairment charges of $9.7 million related to underperforming retail stores and market deterioration in property held for future development, $4.9 million in restructuring charges related to the closure of six retail stores and $1.1 million in severance costs related to store closings and the closing of a distribution center.  The 52 week period ended March 30, 2013 included asset impairment charges of $1.6 million related to underperforming retail stores.

Interest Expense. Interest expense for the 39 week period ended December 28, 2013 decreased $4.2 million, or 31.3%, from $13.4 million in the 52 week period ended March 30, 2013, to $9.2 million. As a percent of net sales, interest expense decreased from 0.5% for the 52 week period ended March 30, 2013, to 0.4% for the 39 week period ended December 28, 2013. The decrease in interest expense was primarily due to 13 fewer weeks and the reasons described above in the discussion of the 39 Week Period Ended December 28, 2013 Compared to the 40 Week Period Ended January 5, 2013.

Debt Extinguishment. Debt extinguishment charges of $5.5 million were incurred in the 39 week period ended December 28, 2013 in connection with amending and restating our senior secured revolving credit facility and repaying certain other debt instruments. Debt extinguishment charges of $5.0 million were incurred in the 52 week period ended March 30, 2013, in connection with the private exchange of $40.3 million and redemption of $57.4 million of Convertible Senior Notes.

Income Taxes. The effective income tax rates were 40.6% and 35.7% for the 39 week period ended December 28, 2013 and the 52 week period ended March 30, 2013, respectively. The difference from the statutory Federal rate in the period ended December 28, 2013 is due to non-deductible merger related expenses and changes in unrecognized tax liabilities, partially offset by a reduction in the state deferred tax rate. The difference from the statutory Federal rate in the period ended March 30, 2013, is due to state income taxes which included a $0.7 million net after-tax benefit due to changes in state tax laws.

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

Inventories

Inventories are valued at the lower of cost or market, the majority of which use the last-in, first-out (“LIFO”) method. The remaining inventories are valued on the first-in, first-out (“FIFO”) method. If replacement cost had been used, inventories would have been $50.7 million and $45.1 million higher at January 3, 2015 and December 28, 2013, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During the fiscal year ended January 3, 2015, 39 week period ended December 28, 2013 and the fiscal year ended March 30, 2013, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in the fiscal year ended January 3, 2015, 39 week period ended December 28, 2013 and the fiscal year ended March 30, 2013 by $0.8 million, $0.1 million and $1.0 million, respectively. SpartanNash accounts for its Military and Food Distribution inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

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

Customer Exposure and Credit Risk

Allowance for Doubtful Accounts – Methodology. We evaluate the collectability of our accounts and notes receivable based on a combination of factors. In most circumstances when we become aware of factors that may indicate a deterioration in a specific customer’s ability to meet its financial obligations to us (e.g., reductions of product purchases, deteriorating store conditions, changes in payment patterns), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In determining the adequacy of the reserves, we analyze factors such as the value of any collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectability based on information considered and further deterioration of accounts. If circumstances change (i.e., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures), our estimates of the recoverability of amounts due us could be reduced by a material amount, including to zero.  As of January 3, 2015, we have recorded an allowance for doubtful accounts reserve for our accounts and notes receivables of $5.5 million.

Guarantees of Debt and Lease Obligations of Others. We have guaranteed the debt and lease obligations of certain Food Distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($2.5 million and $1.0 as of January 3, 2015 and December 28, 2013, respectively), which would be due in accordance with the underlying agreements.

We have entered into loan and lease guarantees on behalf of certain Food Distribution customers that are accounted for under ASC Topic 460. ASC Topic 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $0.5 million, which is referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. As required by ASC Topic 460, a liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements.

We have also assigned various leases to certain Food Distribution customers and other third parties. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases, net of reserves, to be approximately $5.5 million as of January 3, 2015 as compared to $7.9 million as of December 28, 2013. In circumstances when we become aware of factors that indicate deterioration in a customer’s ability to meet its financial obligations guaranteed or assigned by us, we record a specific reserve in the amount we reasonably believe we will be obligated to pay on the customer’s behalf, net of any anticipated recoveries from the customer. In determining the adequacy of these reserves, we analyze factors such as those described above in “Allowance for Doubtful Accounts – Methodology” and “Lease Commitments.” It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts, with the potential for a corresponding adverse effect on operating results and cash flows. Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of our debt, but could restrict resources available for general business initiatives. Refer to Part II, Item 8 of this report under Note 14 in the Notes to Consolidated Financial Statements for more information regarding customer exposure and credit risk.

Goodwill

At the time of our annual goodwill impairment testing, we maintained three reporting units for purposes of our goodwill impairment testing, which were the same as our reporting segments at that time. However, no goodwill currently exists within the Military segment.  Goodwill is reviewed for impairment on an annual basis (during the last quarter of the fiscal year), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair values are determined based on the discounted cash flows and comparable market values of each reporting segment. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of each reporting unit to our total market capitalization. Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. When testing goodwill for impairment, our retail stores represent components of our Retail operating segment. Stores have been aggregated and deemed a single reporting unit as they have similar economic characteristics.

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on the perspective of a market participant, historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated three-year forecasts for sales and operating profits, including capital expenditures and a 2.5% and 3.0% long-term assumed growth rate of cash flows for periods after the three-year forecast for the Food Distribution and Retail segments, respectively. The future estimated cash flows were discounted using a rate of 11.2% and 9.6% for the Food Distribution and Retail segments, respectively. We generally develop these forecasts based on recent sales data for existing operations and other factors. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes. Based on our annual review during the fiscal year ended January 3, 2015, the 39 week period ended December 28, and the fiscal year ended March 30, 2013, no goodwill impairment charge was required to be recorded. No goodwill impairment charge would be required even if the estimate of future discounted cash flow was 10% lower. Furthermore, no goodwill impairment charge would be required if the discount rate was increased 0.50%. If our stock price experiences a significant and sustained decline, or other events or changes in circumstances occur, such as operating results not meeting our estimates, indicating that impairment may have occurred, we would re-evaluate our goodwill for impairment.

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In the fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and the fiscal year ended March 30, 2013 asset impairments for long-lived assets totaled $7.6 million, $9.7 million and $1.7 million, respectively.

Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less cost to sell. Management determines fair values using independent appraisals, quotes or expected sales prices developed by internal real estate professionals. Estimates of expected sales prices are judgments based upon our experience, knowledge of market conditions and current offers received. Changes in market conditions, the economic environment and other factors can significantly impact these estimates. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome. If the current estimate of future discounted cash flows was 10% lower no additional impairment charges would be required.

Exit Costs

We record exit costs for closed sites that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the market in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the market in which the property is located, the results of previous efforts to sublease similar property and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. For any closed site reserves recorded as part of purchase accounting prior to the adoption of Accounting Standards Codification Topic 805, adjustments that decrease the liability are generally recorded as a reduction of goodwill. At January 3, 2015, exit cost liabilities for distribution center and store lease and ancillary costs totaling $14.0 million are recorded net of approximately $0.3 million of existing sublease rentals. Based upon the current economic environment we do not believe that we will be able to obtain any additional sublease rentals. A 10% increase/decrease in future estimated ancillary costs would result in a $0.6 million increase/decrease in the restructuring charge liability.

Insurance Reserves

We are primarily self-insured for costs related to workers’ compensation, general and automobile liability and health insurance. We record our self-insurance liabilities based on reported claims experience and an estimate of claims incurred but not yet reported. Workers’ compensation and general liability are actuarially determined on an undiscounted basis. We have purchased stop-loss coverage to limit our exposure on a per claim basis. On a per claim basis, our exposure is up to $0.5 million for workers’ compensation, $0.5 million for general liability, up to $0.5 million for automobile liability and $0.5 million for health care per associate per year.

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

Pension

Accounting for defined benefit pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The significant factors affecting our pension costs are the fair values of plan assets and the selections of management’s key assumptions, including the expected return on plan assets and the discount rate used by our actuary to calculate our liability. We consider current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. Our discount rate is based on current investment yields on high quality fixed-income investments and projected cash flow obligations. The discount rates used to determine pension income/expense for the fiscal year ended January 3, 2015 were 4.35% and 4.65%. Expected return on plan assets is based on projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target allocation mix is designed to meet our long-term pension requirements. For the fiscal year ended January 3, 2015, our assumed rate of return was 5.70% for the Super Foods Plan and 5.95% for the cash balance pension plan. Over the ten-year period ended January 3, 2015, the average actual return was approximately 7.5% for the cash balance pension plan. While we believe the assumptions selected are reasonable, significant differences in our actual experience, plan amendments or significant changes in the fair value of our plan assets may materially affect our pension obligations and our future expense. A 75 basis point increase/decrease in the expected return on plan assets would have decreased/increased net periodic pension income by approximately $0.8 million in the fiscal year ended January 3, 2015.

As of January 3, 2015, our defined benefit plans were in a total unfunded status of $0.2 million and as of December 28, 2013, they were in a total funded status of $2.6 million. The decrease in the funded status during the fiscal year ended January 3, 2015 is a result of  interest cost and actuarial losses exceeding the market appreciation of plan assets. Plan assets decreased by $12.2 million due to benefit payments of $19.7 million, partially offset by return on plan assets of $5.1 million and company contributions of $2.4 million. Pension expense was $2.1 million in the fiscal year ended January 3, 2015, including settlement expense of $2.6 million, and pension expense was $0.2 million in the 39 week period ended December 28, 2013, including settlement expense of $0.6 million.

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

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and the fiscal year ended March 30, 2013.  For comparison purposes we have also provided a consolidated statement of cash flows for the 51 weeks ended December 28, 2013:

	January 3,	December 28,	December 28,	March 30,
	2015	2013	2013	2013
	(53 Weeks)	(51 Weeks)	(39 weeks)	(52 weeks)
Cash flows from operating activities
Net cash provided by operating activities	$139,073	$97,055	$64,761	$59,341
Net cash used in investing activities	(81,687)	(65,602)	(57,170)	(53,056)
Net cash used in financing activities	(59,962)	(30,676)	(4,051)	(26,213)
Net cash used in discontinued operations	(197)	(521)	(421)	(451)
Net (decrease) increase in cash and cash equivalents	(2,773)	256	3,119	(20,379)
Cash and cash equivalents at beginning of period	9,216	8,960	6,097	26,476
Cash and cash equivalents at end of period	$6,443	$9,216	$9,216	$6,097

Net cash provided by operating activities increased during the 53 week fiscal year ended January 3, 2015 over the comparable 51 week fiscal year ended December 28, 2013 by approximately $42.0 million. This increase was due primarily to the impact of the merger with Nash-Finch Company.  Net cash provided by operating activities increased during the 53 week fiscal year ended January 3, 2015 over the 39 week period ended December 28, 2013 by $74.3 million. This increase was due primarily to the impact of the merger with Nash-Finch Company and an additional 14 weeks of operations.

During the fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and the fiscal year ended March 30, 2013, we paid $27.4 million, $14.0 million and $10.2 million, respectively, in income tax payments.

Net cash used in investing activities increased $16.1 million in the fiscal year ended January 3, 2015 compared to the comparable 51 week period ended December 28, 2013 primarily due to capital expenditures which increased $44.7 million, partially offset by a decrease in cash paid for acquisitions of $20.6 million and an increase in proceeds from the sale of assets of $9.7 million.  Net cash used in investing activities increased $24.5 million in the fiscal year ended January 3, 2015 compared to the 39 week period ended December 28, 2013 primarily due to capital expenditures which increased $52.8 million, a decrease in cash paid for acquisitions of $20.6 million and an increase in proceeds from the sales of assets of $9.7 million.   Military, Food Distribution and Retail segments utilized 16.8%, 35.5% and 47.7% of capital expenditures, respectively, for the fiscal year ended January 3, 2015. Expenditures in the fiscal year ended January 3, 2015 were primarily related to ten major store remodels, one new store, a distribution center expansion and many minor store remodels. We expect capital expenditures to range from $75.0 million to $80.0 million for fiscal 2015.

Net cash used in financing activities includes cash paid and received related to our long-term borrowings, dividends paid, purchase of SpartanNash common stock, financing fees paid, tax benefits of stock compensation and proceeds from the issuance of common stock. The increase in cash used in financing activities in the fiscal year ended January 3, 2015 compared to the comparable 51 week period ended December 28, 2013 was primarily due to an increase in net payments on borrowings of $23.6 million, an increase of dividends paid of $10.4 million and share repurchases of $5.0 million, partially offset by a decrease in financing fees paid of $8.6 million. The increase in cash used in financing activities in the fiscal year ended January 3, 2015 compared to the 39 week period ended December 28, 2013 was primarily due to an increase in net payments on borrowings of $48.6 million, an increase of dividends paid of $12.2 million and share repurchases of $5.0 million, partially offset by a decrease in financing fees paid of $8.6 million.  The increase in dividends paid was due to an increase in the number of shares outstanding due to the merger with Nash-Finch Company as well as an increase in the dividend rate. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including our future financial condition, anticipated profitability and cash flows and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at January 3, 2015 are $19.8 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

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

The Credit Agreement had an original term of five years, maturing on November 19, 2018, and is a secured credit facility consisting of three tranches. Tranche A is a $900 million secured revolving credit facility; Tranche A-1 is a $40 million secured revolving credit facility; and Tranche A-2 is a $60 million term loan. Borrowings under the Credit Agreement are available for general operating expenses, working capital, merger costs, repayment of certain Nash-Finch indebtedness as of the merger date and other general corporate purposes.

On January 9, 2015, SpartanNash Company and certain of its subsidiaries entered into an amendment (the “Amendment”) to the Company’s Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party to the Credit Agreement.  The Amendment amends the interest rate grid set forth in the definition of “Applicable Margin” to reduce interest rates by 0.25% for all rates established by reference to Applicable Margin. The Amendment also extends the maturity date of the Loan Agreement from November 19, 2018 to January 9, 2020.  In addition, the Amendment provides for certain other amendments to covenants and a schedule, as set forth in the Amendment.

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

Our principal sources of liquidity are cash flows generated from operations and our senior secured credit facility which has maximum available credit of $1.0 billion. As of January 3, 2015, our senior secured revolving credit facility and senior secured term loan had outstanding borrowings of $450.2 million; additional available borrowings under our $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit agreement requires that SpartanNash maintain excess availability of 10 percent of the borrowing base as such term is defined in the credit agreement. SpartanNash had excess availability after the 10 percent covenant of $406.8 million at January 3, 2015. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $11.5 million were outstanding as of January 3, 2015. The revolving credit facility matures January 2020, and is secured by substantially all of our assets. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and senior note debt redemption and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

Our current ratio increased to 1.90:1.00 at January 3, 2015 from 1.76:1.00 at December 28, 2013 and our investment in working capital was $433.2 million at January 3, 2015 versus $398.2 million at December 28, 2013. Our debt to total capital ratio decreased to 0.43:1.00 at January 3, 2015 versus 0.46:1.00 at December 28, 2013.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of January 3, 2015 and December 28, 2013.

	January 3, 2015	December 28, 2013
Current maturities of long-term debt and capital lease obligations	$19,758	$7,345
Long-term debt and capital lease obligations	550,510	598,319
Total debt	570,268	605,664
Cash and cash equivalents	(6,443)	(9,216)
Total net long-term debt	$563,825	$596,448

The table below presents our significant contractual obligations as of January 3, 2015 (1):

	Amount Committed By Period
(In thousands)	Total Amount Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(2)	$505,848	$11,102	$72,306	$422,421	$19
Estimated interest on long-term debt	63,815	20,844	34,941	8,029	1
Capital leases (3)	64,420	8,656	13,212	13,470	29,082
Interest on capital leases	31,510	4,686	7,916	5,828	13,080
Operating leases (3)	230,019	47,019	69,445	41,503	72,052
Lease and ancillary costs of closed sites, including imputed interest	13,988	4,110	4,843	4,233	802
Purchase obligations (merchandise) (4)	22,756	3,616	6,751	4,882	7,507
Unrecognized tax liabilities, including interest	2,314	801	94	1,171	248
Self-insurance liability	19,413	13,276	4,269	1,179	689
Total	$954,083	$114,110	$213,777	$502,716	$123,480
(1)

Excludes funding of pension and other postretirement benefit obligations. We expect to make payments of $0.7 million to our defined benefit pension plans in fiscal 2015. Also excludes contributions under various multi-employer pension plans, which totaled $12.9 million in the fiscal year ended January 3, 2015. For additional information, refer to Note 10 to the consolidated financial statements.

(2)	Refer to Note 6 to the consolidated financial statements for additional information regarding long-term debt.
(3)

Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated. In the fiscal year ended January 3, 2015, these charges totaled approximately $12.8 million.

(4)

The amount of purchase obligations shown in the table represents the amount of product we are contractually obligated to purchase. The majority of our purchase obligations involve purchase orders to purchase products for resale made in the ordinary course of business, which are not included in the table above. Our purchase orders are based on our current needs and are fulfilled by our vendors within very short time horizons. These contracts are typically cancelable and therefore no amounts have been included in the table above. The purchase obligations shown in this table also exclude agreements that are cancelable by us without significant penalty, which include contracts for routine outsourced services. Also excluded are contracts that do not contain minimum annual purchase commitments but include other standard contractual considerations that must be fulfilled in order to earn $4.0 million in advanced contract monies that has been received where recognition has been deferred on the Consolidated Balance Sheet. The purchase obligations shown in this table represent the amount of product we are contractually obligated to purchase to earn $8.0 million in advanced contract monies that are receivable under the contracts. At January 3, 2015, $2.0 million in advanced contract monies has been received under these contracts where recognition has been deferred on the Consolidated Balance Sheet. If we do not fulfill these purchase obligations, we would only be obligated to repay the unearned upfront contract monies.

We have also made certain commercial commitments that extend beyond January 3, 2015. These commitments include standby letters of credit and guarantees of certain Food Distribution customer lease obligations. The following summarizes these commitments as of January 3, 2015:

	Amount Committed By Period
Other Commercial Commitments (In thousands)	Total Amount Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Standby Letters of Credit (1)	$11,479	$11,479	$—	$—	$—
Guarantees (2)	2,852	181	909	803	959
Total Other Commercial Commitments	$14,331	$11,660	$909	$803	$959
(1)	Letters of credit relate primarily to supporting workers’ compensation obligations.
(2)

Refer to Part II, Item 8 of this report under Note 14 in the Notes to Consolidated Financial Statements and under the caption “Guarantees of Debt and Lease Obligations of Others” in the Critical Accounting Policies section below for additional information regarding debt guarantees, lease guarantees and assigned leases.

Cash Dividends

We paid a quarterly cash dividend of $0.12 per common share in each quarter of the fiscal year ended January 3, 2015, $0.09 in the 39 week period ended December 28, 2013 and $0.08 in the fiscal year ended March 30, 2013. Under our senior revolving credit facility, we are generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions, prepayments of our senior notes and share repurchases, do not exceed $25.0 million. Additionally, we are generally permitted to pay cash dividends in excess of $25.0 million in any fiscal year so long as our Excess Availability, as defined in the senior revolving credit facility, is in excess of 15 percent of the Total Borrowing Base before and after giving effect to the prepayments, repurchases and dividends. Although we currently expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the board of directors to declare future dividends. Each future dividend will be considered and declared by the board of directors in its discretion. Whether the board of directors continues to declare dividends depends on a number of factors, including our future financial condition and profitability and compliance with the terms of our credit facilities.

Ratio of Earnings to Fixed Charges

For purposes of calculating the ratio of earnings to fixed charges under the terms of the Senior Notes, earnings consist of net earnings, as adjusted under the terms of the Senior Notes indenture, plus income tax expense, fixed charges and non-cash charges, less cash payments relating to non-cash charges added back to net earnings in prior periods. Fixed charges consist of interest cost, including capitalized interest, and amortization of debt issue costs. Our ratio of earnings to fixed charges was 9.37:1.00 for the fiscal year ended January 3, 2015.

Recently Adopted Accounting Standards

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within those years. Adoption of this in fiscal 2015 is not expected to have a material impact on the financial statements.

On May 28, 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new guidance contained in the ASU affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 30, 2017. Adoption is allowed by either the full retrospective or modified retrospective approach. We are currently in the process of evaluating the impact of adoption of this ASC on our Consolidated Financial Statements

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

We had $450.2 million of variable rate debt as of January 3, 2015. The weighted average interest rates on outstanding debt including loan fee amortization for the fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and the fiscal year ended March 30, 2013 were 4.02%, 5.73% and 8.43%, respectively.

At January 3, 2015 and December 28, 2013, the estimated fair value of our long-term debt, including current maturities, was higher than book value by approximately $3.7 million and $4.0 million, respectively. The estimated fair values were based on market quotes for similar instruments.

The following table sets forth the principal cash flows of our debt outstanding and related weighted average interest rates for the outstanding instruments as of January 3, 2015:

	January 3, 2015		Aggregate Payments by Fiscal Year
(In thousands, except rates)	Fair Value	Total	2015	2016	2017	2018	2019	Thereafter
Fixed rate debt
Principal payable	$123,818	$120,078	$9,758	$57,630	$7,888	$9,151	$6,550	$29,101
Average interest rate		6.84%	6.90%	7.11%	7.44%	7.67%	7.95%	8.51%
Variable rate debt
Principal payable	450,190	450,190	10,000	10,000	10,000	420,190	—	—
Average interest rate		3.93%	3.91%	3.87%	3.83%	3.80%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SpartanNash Company and Subsidiaries

Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of SpartanNash Company and subsidiaries (the “Company”) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal year ended January 3, 2015, 39 week period ended December 28, 2013 and the fiscal year ended March 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SpartanNash Company and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for the fiscal year ended January 3, 2015, 39 week period ended December 28, 2013 and the fiscal year ended March 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

March 4, 2015

CONSOLIDATED BALANCE SHEETS

SpartanNash Company and Subsidiaries

(In thousands)

	January 3, 2015	December 28, 2013
Assets
Current assets
Cash and cash equivalents	$6,443	$9,216
Accounts and notes receivable, net	282,697	285,393
Inventories, net	577,197	589,497
Prepaid expenses and other current assets	31,882	38,423
Property and equipment held for sale	15,180	440
Total current assets	913,399	922,969

Property and equipment, net
Land and improvements	76,218	85,074
Buildings and improvements	468,236	464,558
Equipment	453,339	414,754
Total property and equipment	997,793	964,386
Less accumulated depreciation and amortization	400,643	335,904
Property and equipment, net	597,150	628,482
Goodwill	297,280	299,186
Other assets, net	124,453	133,014

Total assets	$1,932,282	$1,983,651
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$320,037	$365,584
Accrued payroll and benefits	73,220	81,175
Other accrued expenses	44,690	50,789
Deferred income taxes	22,494	19,909
Current maturities of long-term debt and capital lease obligations	19,758	7,345
Total current liabilities	480,199	524,802

Long-term liabilities
Deferred income taxes	91,232	86,750
Postretirement benefits	23,701	22,009
Other long-term liabilities	39,387	44,898
Long-term debt and capital lease obligations	550,510	598,319
Total long-term liabilities	704,830	751,976

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,524 and 37,371 shares outstanding	520,791	518,056
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(11,655)	(8,794)
Retained earnings	238,117	197,611
Total shareholders’ equity	747,253	706,873

Total liabilities and shareholders’ equity	$1,932,282	$1,983,651

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

SpartanNash Company and Subsidiaries

(In thousands, except per share data)

	Year Ended		Period Ended		Year Ended
				January 5,
	January 3,		December 28,	2013	March 30,
	2015		2013	(40 weeks)	2013
	(53 weeks)		(39 weeks)	(unaudited)	(52 weeks)
Net sales	$7,916,062		$2,597,230	$2,015,351	$2,608,160
Cost of sales	6,759,988		2,110,350	1,602,450	2,062,616
Gross profit	1,156,074		486,880	412,901	545,544

Operating expenses
Selling, general and administrative	1,022,387		433,450	370,337	482,987
Merger transaction and integration	12,675		20,993	—	—
Restructuring and asset impairment	6,166		15,644	356	1,589
Total operating expenses	1,041,228		470,087	370,693	484,576

Operating earnings	114,846		16,793	42,208	60,968

Other income and expenses
Interest expense	24,414		9,219	10,420	13,410
Debt extinguishment	—		5,527	2,285	5,047
Other, net	(17)		(23)	(752)	(756)
Total other income and expenses	24,397		14,723	11,953	17,701

Earnings before income taxes and discontinued operations	90,449		2,070	30,255	43,267
Income taxes	31,329		841	10,352	15,425
Earnings from continuing operations	59,120		1,229	19,903	27,842

Loss from discontinued operations, net of taxes	(524)		(488)	(195)	(432)
Net earnings	$58,596		$741	$19,708	$27,410

Basic earnings per share:
Earnings from continuing operations	$1.57		$0.05	$0.91	$1.28
Loss from discontinued operations	(0.01)		(0.02)	(0.01)	(0.02)
Net earnings	$1.56		$0.03	$0.90	$1.26

Diluted earnings per share:
Earnings from continuing operations	$1.57		$0.05	$0.91	$1.27
Loss from discontinued operations	(0.02)	*	(0.02)	(0.01)	(0.02)
Net earnings	$1.55		$0.03	$0.90	$1.25

*Includes rounding.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SpartanNash Company and Subsidiaries

(In thousands)

	Year Ended	Period Ended		Year Ended
			January 5,
	January 3,	December 28,	2013	March 30,
	2015	2013	(40 weeks)	2013
	(53 weeks)	(39 weeks)	(unaudited)	(52 weeks)

Net earnings	$58,596	$741	$19,708	$27,410

Other comprehensive (loss) income, before tax
Pension and postretirement liability adjustment	(4,785)	8,316	—	173
Total other comprehensive (loss) income, before tax	(4,785)	8,316	—	173

Income tax benefit (expense) related to items of other comprehensive income	1,924	(3,423)	—	(67)

Total other comprehensive (loss) income, after tax	(2,861)	4,893	—	106
Comprehensive income	$55,735	$5,634	$19,708	$27,516

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SpartanNash Company and Subsidiaries

(In thousands)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance – March 31, 2012	22,215	$155,134	$(13,793)	$182,267	$323,608
Net earnings	—	—	—	27,410	27,410
Other comprehensive income	—	—	106	—	106
Dividends - $0.32 per share	—	—	—	(6,899)	(6,899)
Share repurchase	(634)	(11,381)	—	—	(11,381)
Repurchase of equity component of convertible debt, net of taxes of $587	—	(935)	—	—	(935)
Stock-based employee compensation	—	4,062	—	—	4,062
Issuances of common stock and related tax benefit, on stock option exercises and bonus plan	32	650	—		650
Issuances of restricted stock and related income tax benefits	226	35	—		35
Cancellations of restricted stock	(88)	(1,001)	—	—	(1,001)
Balance – March 30, 2013	21,751	$146,564	$(13,687)	$202,778	$335,655

Net earnings	—	—	—	741	741
Other comprehensive income	—	—	4,893	—	4,893
Dividends - $0.27 per share	—	—	—	(5,908)	(5,908)
Stock-based employee compensation	—	6,951	—	—	6,951
Issuances of common stock and related tax benefit, on stock option exercises and bonus plan	29	(111)	—	—	(111)
Issuances of common stock for merger transaction	16,047	379,600	—	—	379,600
Issuances of restricted stock and related income tax benefits	228	(15)			(15)
Cancellations of restricted stock	(684)	(14,933)	—	—	(14,933)
Balance – December 28, 2013	37,371	518,056	(8,794)	197,611	706,873

Net earnings	—	—	—	58,596	58,596
Other comprehensive loss	—	—	(2,861)	—	(2,861)
Dividends - $0.48 per share	—	—	—	(18,090)	(18,090)
Share repurchase	(246)	(4,987)	—	—	(4,987)
Stock-based employee compensation	—	6,939	—	—	6,939
Issuances of common stock and related tax benefit on stock option exercises and stock bonus plan and from deferred compensation plan	173	1,824	—	—	1,824
Issuances of restricted stock and related income tax benefits	317	588	—	—	588
Cancellations of restricted stock	(91)	(1,629)	—	—	(1,629)
Balance - January 3, 2015	37,524	$520,791	$(11,655)	$238,117	$747,253

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

SpartanNash Company and Subsidiaries

(In thousands)

	Year Ended	Period Ended		Year Ended
			January 5,
	January 3,	December 28,	2013	March 30,
	2015	2013	(40 weeks)	2013
	(53 weeks)	(39 weeks)	(unaudited)	(52 weeks)
Cash flows from operating activities
Net earnings	$58,596	$741	$19,708	$27,410
Loss from discontinued operations, net of tax	524	488	195	432
Earnings from continuing operations	59,120	1,229	19,903	27,842
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and asset impairment charges	6,166	15,644	356	1,589
Convertible debt interest	—	—	2,903	3,282
Loss on debt extinguishment	—	5,527	2,285	5,047
Depreciation and amortization	88,475	37,270	29,434	38,854
LIFO expense	5,603	928	984	335
Postretirement benefits expense	2,686	1,492	832	651
Deferred taxes on income	3,537	(3,566)	4,087	(4,121)
Stock-based compensation expense	6,939	6,951	3,250	4,062
Excess tax benefit on stock compensation	(699)	(178)	(260)	(299)
Other, net	(213)	(870)	(333)	(276)
Changes in operating assets and liabilities:
Accounts receivable	(517)	40,292	8,346	(1,941)
Inventories	6,004	30,791	(33,621)	(23,750)
Prepaid expenses and other assets	13,292	3,787	2,037	6,936
Accounts payable	(29,231)	(37,248)	10,066	12,984
Accrued payroll and benefits	(8,401)	(23,822)	(5,045)	(325)
Postretirement benefit payments	(4,155)	(2,964)	(4,406)	(4,514)
Accrued income taxes	(3,225)	(10,688)	(12,352)	(3,038)
Other accrued expenses and other liabilities	(6,308)	186	(1,170)	(3,977)
Net cash provided by operating activities	139,073	64,761	27,296	59,341
Cash flows from investing activities
Purchases of property and equipment	(90,012)	(37,200)	(33,932)	(42,012)
Net proceeds from the sale of assets	11,008	1,330	2,440	2,440
Acquisitions, net of cash acquired	—	(20,647)	(13,720)	(13,720)
Loans to customers	(6,429)	(58)	—	—
Payments from customers on loans	3,653	224	—	—
Other	93	(819)	339	236
Net cash used in investing activities	(81,687)	(57,170)	(44,873)	(53,056)
Cash flows from financing activities
Proceeds from revolving credit facility	1,062,173	877,033	366,545	504,468
Payments on revolving credit facility	(1,079,654)	(812,239)	(352,696)	(456,818)
Share repurchase	(4,987)	—	(11,381)	(11,381)
Proceeds from long-term borrowings	—	—	9,679	9,679
Repurchase of convertible notes	—	—	—	(57,973)
Repayment of other long-term debt	(20,353)	(53,988)	(4,440)	(5,265)
Financing fees paid	(870)	(9,437)	(2,721)	(2,721)
Excess tax benefit on stock compensation	699	178	260	299
Proceeds from sale of common stock	1,120	310	325	398
Dividends paid	(18,090)	(5,908)	(5,159)	(6,899)
Net cash (used in) provided by financing activities	(59,962)	(4,051)	412	(26,213)
Cash flows from discontinued operations
Net cash used in operating activities	(197)	(421)	(351)	(451)
Net cash used in discontinued operations	(197)	(421)	(351)	(451)
Net (decrease) increase in cash and cash equivalents	(2,773)	3,119	(17,516)	(20,379)
Cash and cash equivalents at beginning of period	9,216	6,097	26,476	26,476
Cash and cash equivalents at end of period	$6,443	$9,216	$8,960	$6,097

Supplemental Cash Flow Information:
Cash paid for interest	22,990	7,765	7,038	9,422
Cash paid for income taxes	27,429	13,951	10,240	10,240

See notes to consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies and Basis of Presentation

SpartanNash Company was formerly known as Spartan Stores, Inc. which began doing business under the assumed name of “SpartanNash Company,” upon completion of the merger with Nash-Finch Company (“Nash-Finch”) on November 19, 2013. The formal name change to SpartanNash Company was approved and became effective after the annual shareholders meeting on May 28, 2014. The accompanying audited Consolidated Financial Statements (the “financial statements”) include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash”).

Fiscal Year: The Company’s fiscal year end is the Saturday nearest to December 31. The fiscal year end was changed from the last Saturday in March in connection with the merger with Nash-Finch, effective beginning with the transition period ended December 28, 2013. As a result of this change, the transition period ended December 28, 2013 was a 39 week period beginning March 31, 2013. Fiscal years ended January 3, 2015 and March 30, 2013 consisted of 53 weeks and 52 weeks, respectively. Beginning with fiscal 2014 the Company’s interim quarters consist of 12 weeks except for the first quarter which consists of 16 weeks.

Principles of Consolidation: The consolidated financial statements include the accounts of SpartanNash Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts and Notes Receivable: Accounts and notes receivable are shown net of allowances for credit losses of $5.5 million and $2.0 million as of January 3, 2015 and December 28, 2013, respectively. The increase in allowances for credit losses was due to the accounts and notes receivable balances acquired in the merger with Nash-Finch realizing better than expected collections in relation to the estimated fair value as of the merger date.  SpartanNash evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When SpartanNash becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, we record a specific reserve for credit losses. Operating results include bad debt expense of $3.0 million, $1.3 million, and $0.9 million for fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013, respectively.

Inventory Valuation: Inventories are valued at the lower of cost or market. Approximately 93.7% and 87.5% of our inventories were valued on the last-in, first-out (LIFO) method at January 3, 2015 and December 28, 2013, respectively. If replacement cost had been used, inventories would have been $50.7 million and $45.1 million higher at January 3, 2015 and December 28, 2013, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013, and fiscal year ended March 30, 2013, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in fiscal year ended January 3, 2015, 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013 by $0.8 million, $0.1 million and $1.0 million, respectively. SpartanNash accounts for its Military and Food Distribution inventory using a perpetual system and utilizes the retail inventory method to value inventory for center store products in the Retail segment. Under the retail inventory method, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

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

Property under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. Internal use software is included in property and equipment and amounted to $17.7 million and $19.2 million as of January 3, 2015 and December 28, 2013, respectively.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Insurance Reserves: SpartanNash is primarily self-insured for workers’ compensation, general liability, automobile liability and health care costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation, general liability and automobile liabilities are actuarially estimated based on available historical information. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. On a per claim basis, our exposure is up to $0.5 million for workers’ compensation, $0.5 million for general liability, up to $0.5 million for automobile liability and $0.5 million for health care. Any projection of losses concerning workers’ compensation, general and automobile and health insurance liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities.

A summary of changes in SpartanNash’s self-insurance liability is as follows:

(In thousands)	January 3, 2015	December 28, 2013	March 30, 2013
Beginning balance	$22,454	$7,167	$5,714
Balance assumed in merger	—	13,248	—
Expense	53,297	25,291	27,955
Claim payments, net of employee contributions	(56,338)	(23,252)	(26,502)
Ending balance	$19,413	$22,454	$7,167

The current portion of the self-insurance liability was $13.3 million and $13.1 million as of January 3, 2015 and December 28, 2013, respectively, and is included in “Other accrued expenses” in the consolidated balance sheets. The long-term portion was $6.1 million and $9.4 million as of January 3, 2015 and December 28, 2013, respectively, and is included in “Other long-term liabilities” in the Consolidated Balance Sheets.

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

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

(In thousands, except per share amounts)	January 3, 2015 (53 weeks)	December 28, 2013 (39 weeks)	March 30, 2013 (52 weeks)
Numerator:
Earnings from continuing operation	$59,120	$1,229	$27,842
Adjustment for earnings attributable to participating securities	(1,015)	(26)	(709)
Earnings from continuing operations used in calculating earnings per share	$58,105	$1,203	$27,133
Denominator:
Weighted average shares outstanding, including participating securities	37,641	24,137	21,773
Adjustment for participating securities	(646)	(519)	(554)
Shares used in calculating basic earnings per share	36,995	23,618	21,219
Effect of dilutive stock options	69	92	75
Shares used in calculating diluted earnings per share	37,064	23,710	21,294
Basic earnings per share from continuing operations	$1.57	$0.05	$1.28
Diluted earnings per share from continuing operations	$1.57	$0.05	$1.27

Weighted average shares issuable upon the exercise of stock options that were not included in the earnings per share calculations because they were anti-dilutive were 322,914, 334,172, and 369,969 in fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013, respectively.

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

Shareholders’ Equity: SpartanNash’s restated articles of incorporation provide that the board of directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the board of directors. At January 3, 2015 and December 28, 2013, there were no shares of preferred stock outstanding.

Advertising Costs: SpartanNash’s advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $41.1 million, $15.3 million and $13.6 million in fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013, respectively.

Accumulated Other Comprehensive Income (Loss): We report comprehensive income (loss) that includes our net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net earnings such as minimum pension and other post retirement liabilities adjustments and unrealized gains or losses on hedging instruments, but rather are recorded directly in the Consolidated Statements of Shareholders’ Equity. These amounts are also presented in our Consolidated Statements of Comprehensive Income (Loss). As of January 3, 2015 and December 28, 2013, the accumulated other comprehensive loss consisted of the pension and postretirement liability.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within those years.  Adoption of this standard in fiscal 2015 is not expected to have a material impact on the Consolidated Financial Statements.

On May 28, 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new guidance contained in the ASU affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 30, 2017. Adoption is allowed by either the full retrospective or modified retrospective approach. We are currently in the process of evaluating the impact of adoption of this ASC on our Consolidated Financial Statements.

Note 2

Merger

On November 19, 2013, Spartan Stores completed a merger with Nash-Finch Company (“Nash-Finch”), a food distribution company serving military commissaries and exchanges and independent grocery retailers and an operator of retail grocery stores. The merger was pursued to create a larger, more balanced company with a broader customer base across multiple food retail and distribution businesses.

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

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired and liabilities assumed on November 19, 2013. During the measurement period, which ended on November 18, 2014, net adjustments of $7.0 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill.  These adjustments are summarized in the table presented below.  The accompanying consolidated balance sheet as of December 28, 2013 has been retrospectively adjusted to reflect these adjustments made as of November 19, 2013 as required by the accounting guidance for business combinations.

(In thousands)	Initial Valuation	2014 Adjustments to Fair Value	Final Valuation
Current assets	$790,296	$(2,866)	$787,430
Property and equipment	369,495	(22,995)	346,500
Goodwill	43,584	(6,962)	36,622
Intangible assets	10,750	17,800	28,550
Other	38,160	-	38,160
Total assets acquired	1,252,285	(15,023)	1,237,262
Current liabilities	353,484	(11,263)	342,221
Other long-term liabilities	81,047	(4,516)	76,531
Long-term debt and capital lease obligations	438,140	756	438,896
Total liabilities assumed	872,671	(15,023)	857,648
Net assets acquired	$379,614	$-	$379,614

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

The excess of the purchase price over the fair value of net assets acquired of $36.6 million was recorded as goodwill in the consolidated balance sheet and allocated to the Food Distribution segment.  The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Nash-Finch.  No goodwill is expected to be deductible for tax purposes.

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
	$28,550

The following table provides net sales and results of operations from the acquired Nash-Finch Company included in the consolidated statements of earnings since November 19, 2013:

(In thousands)	Year Ended January 3, 2015	Period Ended December 28, 2013
Net sales	$5,248,617	$563,185
Net earnings	24,731	769

Included in the net earnings above are merger and integration expenses of $2.6 million and $2.0 million after-tax for the year ended January 3, 2015 and the period ended December 28, 2013, respectively; asset impairment and restructuring charges of $2.9 million and $0.4 million after-tax for the year ended January 5, 2015 and the period ended December 28, 2013, respectively; and debt extinguishment charges of $2.6 million after-tax for the period ended December 28, 2013..

The following unaudited supplemental pro forma financial information presents sales and net earnings as if the Nash-Finch Company was acquired on the first day of the fiscal year ended March 30, 2013.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This pro forma information is not necessarily indicative of the results that would have been obtained if the acquisition had occurred at the beginning of the period presented or that may be obtained in the future.

(In thousands)	Period Ended December 28, 2013 (39 weeks)	Year Ended March 30, 2013 (52 weeks)
Net sales	$5,896,555	$7,428,957
Net earnings (loss)	24,073	(73,340)

Non-recurring merger transaction and integration costs of $26.5 million were incurred during the 39 week period ended December 28, 2013 of which $21.0 million was included in selling, general and administrative expenses and $5.5 million was included in debt extinguishment charges. Costs associated with the new revolving credit agreement of $9.4 million were capitalized and included in other assets in the Consolidated Balance Sheet.

Note 3

Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Retail	Food Distribution	Total
Balance at March 30, 2013:
Goodwill	$238,714	$94,726	$333,440
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	152,114	94,726	246,840
Merger and acquisition	17,027	36,622	53,649
Other	(1,303)	—	(1,303)
Balance at December 28, 2013:
Goodwill	254,438	131,348	385,786
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	167,838	131,348	299,186
Other	(1,906)	—	(1,906)
Balance at January 3, 2015:
Goodwill	252,532	131,348	383,880
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	$165,932	$131,348	$297,280

The following table reflects the components of amortized intangible assets, included in “Other, net” on the Consolidated Balance Sheets:

	January 3, 2015		December 28, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$2,528	$1,836	$4,566	$3,427
Favorable leases	8,408	2,718	8,408	2,215
Pharmacy customer prescription lists	16,494	10,574	17,423	8,946
Customer relationships	12,100	684	12,100	78
Trade names	1,218	461	1,219	233
Franchise fees and other	514	184	370	129
Total	$41,262	$16,457	$44,086	$15,028

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average amortization period for amortizable intangible assets is as follows:

Non-compete agreements	6.0 years
Favorable leases	16.7 years
Customer lists	7.2 years
Customer relationships	20.0 years
Trade names	7.0 years
Franchise fees and other	8.6 years

Amortization expense for intangible assets was $3.7 million, $2.1 million and $2.3 million for the fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013, and fiscal year ended March 30, 2013, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(In thousands) Fiscal Year	Amortization Expense
2015	$3,172
2016	2,624
2017	2,517
2018	2,137
2019	1,836

Indefinite-lived intangible assets that are not amortized consist primarily of trade names and licenses for the sale of alcoholic beverages which totaled $33.0 and $33.2 million as of January 3, 2015 and December 28, 2013.

Note 4

Restructuring, Asset Impairment and Other

The following table provides the activity of restructuring costs for fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013, and fiscal year ended March 30, 2013. Restructuring costs recorded in the Consolidated Balance Sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Lease and Ancillary Costs	Severance	Total
Balance at March 31, 2012	$11,102	$—	$11,102
Changes in estimates (Note 3)	(696)	—	(696	) (a)
Accretion expense	384	—	384
Payments	(2,815)	—	(2,815)
Balance at March 30, 2013	7,975	—	7,975
Assumed with merger	8,766	—	8,766
Provision for lease and related ancillary costs, net of sublease income	4,923	—	4,923	(b)
Provision for severance	—	1,061	1,061	(c)
Changes in estimates (Note 3)	(1,333)	—	(1,333	) (a)
Accretion expense	249	—	249
Reclassifications from deferred rent	1,104	—	1,104
Payments	(2,188)	(26)	(2,214)
Balance at December 28, 2013	19,496	1,035	20,531
Provision for lease and related ancillary costs, net of sublease income	543	—	543	(b)
Provision for severance	—	306	306	(c)
Changes in estimates (Note 3)	(563)	—	(563	) (a)
Accretion expense	841	—	841
Payments	(6,329)	(1,261)	(7,590)
Balance at January 3, 2015	$13,988	$80	$14,068
(a)

Goodwill was reduced by $1.3 million, $1.3 million and $0.6 million in fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013, and fiscal year ended March 30, 2013, respectively, as a result of these changes in estimates as the initial charges for certain stores were established in the purchase price allocations for previous acquisitions.

(b)	The provision for lease and related ancillary costs represents the initial charges estimated to be incurred for store closings in the Retail segment.
(c)	The provision for severance includes $0.1 million related to a distribution center closing in the Food Distribution segment and $0.2 million related to store closings in the Retail segment.

Restructuring, asset impairment and other included in the Consolidated Statements of Earnings consisted of the following:

(In thousands)	January 3, 2015	December 28, 2013	March 31, 2013
Asset impairment charges (a)	$7,550	$9,691	$1,682
Provision for leases and related ancillary costs, net of sublease income, related to store closings (b)	543	4,923	—
Gains on sales of assets related to closed sites	(4,518)	—	—
Provision for severance (c)	306	1,061	—
Other costs associated with distribution center and store closings	1,504	—	—
Changes in estimates (d)	781	(31)	(93)
	$6,166	$15,644	$1,589
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
(d)

The majority of the changes in estimates relate to revised estimates of lease and ancillary costs associated with previously closed facilities in the Retail and Food Distribution segments. The Retail and Food Distribution segments realized $0.6 million and $0.2, million respectively, in the fiscal year ended January 3, 2015.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease obligations for closed facilities included in restructuring costs include the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

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

Note 5

Accounts and Notes Receivable

Accounts and notes receivable at January 3, 2015 and December 28, 2013 are comprised of the following components:

(In thousands)	January 3, 2015	December 28, 2013
Customer notes receivable	$1,944	$5,198
Customer accounts receivable	265,976	257,947
Other receivables	19,554	24,285
Allowance for doubtful accounts	(4,777)	(2,037)
Net current accounts and notes receivable	$282,697	285,393
Net long-term notes receivable	$21,474	$24,008

Note 6

Long-Term Debt

Long-term debt consists of the following:

(In thousands)	January 3, 2015	December 28, 2013
Senior secured revolving credit facility, due November 2018	$403,201	$420,682
6.625% Senior Notes due December 2016	50,000	50,000
Senior secured term loan, due November 2018	46,989	60,000
Capital lease obligations (Note 9)	64,420	68,127
Other, 2.61% - 9.25%, due 2015 – 2020	5,658	6,855
	570,268	605,664
Less current portion	19,758	7,345
Total long-term debt	$550,510	$598,319

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

The Credit Agreement had a term of five years, maturing on November 19, 2018, and is a secured credit facility consisting of three tranches. Tranche A is a $900 million secured revolving credit facility; Tranche A-1 is a $40 million secured revolving credit facility; and Tranche A-2 provided for a $60 million term loan at inception. Borrowings under the Credit Agreement are available for general operating expenses, working capital, merger costs, repayment of certain existing Nash-Finch indebtedness and other general corporate purposes.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Available borrowings under our $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. As of January 3, 2015 and December 28, 2013, our senior secured revolving credit facility and senior secured term loan had outstanding borrowings of $450.2 million and $480.7 million, respectively; additional available borrowings under our $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit agreement requires that SpartanNash maintain excess availability of 10% of the borrowing base as such term is defined in the credit agreement. SpartanNash had excess availability after the 10% covenant of $406.8 million and $406.9 million at January 3, 2015 and December 28, 2013, respectively. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $11.5 million and $14.2 million were outstanding as of January 3, 2015 and December 28, 2013, respectively.

As of January 3, 2015, Tranche A Eurodollar loans bear interest at rates ranging from LIBOR plus 1.50% to LIBOR plus 2.00% and Tranche A Base Rate loans bear interest at rates ranging from the greatest of (i) Federal Funds Rate plus 1.00% to 1.50% (ii) the Eurodollar Rate plus 1.50% to 2.00%; or (iii) the prime rate as announced by Wells Fargo plus 0.50% to 1.00%.

As of January 3, 2015, Tranche A-1 Eurodollar loans bear interest at rates ranging from LIBOR plus 2.75% to LIBOR plus 3.25% and Tranche A-1 Base Rate loans bear interest at rates ranging from the greatest of (i) the Federal Funds Rate plus 2.25% to 2.75% (ii) the Eurodollar Rate plus 2.75% to 3.25%; or (iii) the prime rate as announced by Wells Fargo plus 1.75% to 2.25%.

As of January 3, 2015 Tranche A-2 Eurodollar loans bear interest at LIBOR plus 5.50% and Tranche A Base Rate loans bear interest at rates representing the greatest of (i) Federal Funds Rate plus 5.00% (ii) the Eurodollar Rate plus 5.50%; or (iii) the prime rate as announced by Wells Fargo plus 4.50%.

On January 9, 2015, SpartanNash Company and certain of its subsidiaries entered into an amendment (the “Amendment”) to the Company’s Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party to the Credit Agreement.  The Amendment amends the interest rate grid set forth in the definition of “Applicable Margin” to reduce interest rates by 0.25% for all rates established by reference to

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Applicable Margin. The Amendment also extends the maturity date of the Loan Agreement from November 19, 2018 to January 9, 2020.  In addition, the Amendment provides for certain other amendments to covenants and a schedule, as set forth in the Amendment.

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

The amount of interest expense recognized and the effective interest rate for the Company’s Convertible Senior Notes were as follows:

(In thousands)	March 30, 2013
Contractual coupon interest	$2,687
Amortization of discount on convertible senior notes	3,282
Interest expense	$5,969
Effective interest rate	8.125%

The weighted average interest rates including loan fee amortization for fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013 were 4.02%, 5.73% and 8.43%, respectively.

At January 3, 2015, long-term debt was due as follows:

(In thousands)	Fiscal Year
	2015	$19,758
	2016	67,630
	2017	17,888
	2018	429,341
	2019	6,550
	Thereafter	29,101
		$570,268

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7

Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. At January 3, 2015 and December 28, 2013 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	January 3, 2015	December 28, 2013
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$19,758	$7,345
Long-term debt and capital lease obligations	550,510	598,319
Total book value of debt instruments	570,268	605,664
Fair value of debt instruments	574,008	609,682
Excess of fair value over book value	$3,740	$4,018

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

Long-lived assets totaling $17.9 million and $13.7 as of fiscal year ended January 3, 2015 and 39 week period ended December 28, 2013, respectively, were measured at a fair value of $10.3 million and $4.0 million, respectively, on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Our accounting and finance team management, who report to the chief financial officer, determine our valuation policies and procedures. The development and determination of the unobservable inputs for level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance team management and are approved by the chief financial officer. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. SpartanNash estimates future cash flows based on experience and knowledge of the market in which the assets are located, and when necessary, uses real estate brokers. See Note 4 for discussion of long-lived asset impairment charges.

Note 8

Commitments and Contingencies

SpartanNash subleases property at certain locations and received rental income of $5.0 million, $2.2 million, and $1.9 million in the fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013, and fiscal year ended March 30, 2013, respectively. In the event of the customer’s default, SpartanNash would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 9.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unions represent approximately 8% of SpartanNash’s associates. These associates are covered by collective bargaining agreements. The facilities covered by collective bargaining agreements, the unions representing the covered associates and the expiration dates for each existing collective bargaining agreement are provided in the following table:

Distribution Center Locations	Union Locals	Expiration dates
Lima, Ohio	IBT 908	January, 2016
Bellefontaine, Ohio General Merchandise Service Division	IBT 908	February, 2016
Bellefontaine, Ohio GTL Truck Lines Inc.	IBT 908	February, 2017
Westville, Indiana	IBT 135	May 2016
Grand Rapids, Michigan	IBT 406	October, 2015
Norfolk, Virginia	IBT 822	April, 2016
Columbus, Ohio	IBT 528	September, 2016

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

On or about July 24, 2013, a putative class action complaint (the “State Court Action”) was filed in the District Court for the Fourth Judicial District, State of Minnesota, County of Hennepin (the “State Court”), by a stockholder of Nash-Finch Company in connection with the pending merger with Spartan Stores, Inc. The State Court Action was styled Greenblatt v. Nash-Finch Co. et al., Case No. 27-cv-13-13710. That complaint was amended on August 28, 2013, after Spartan Stores filed a registration statement with the Securities and Exchange Commission containing a preliminary version of the joint proxy statement/prospectus. On September 9, 2013, the defendants filed motions to dismiss the State Court Action. On or about September 19, 2013, a second putative class action complaint (the “Federal Court Action” and, together with the State Court Action, the “Putative Class Actions”) was filed in the United States District Court for the District of Minnesota (the “Federal Court”) by a stockholder of Nash-Finch. The Federal Court Action was styled Benson v. Covington et al., Case No. 0:13-cv-02574.

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

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believed that these lawsuits were without merit; however, to eliminate the burden, expense and uncertainties inherent in such litigation, Nash-Finch and Spartan Stores agreed, as part of settlement discussions, to make certain supplemental disclosures in the joint proxy statement/prospectus requested by the Putative Class Actions in the definitive joint proxy statement/prospectus. On October 30, 2013, the defendants entered into the Memorandum of Understanding regarding the settlement of the Putative Class Actions. The Memorandum of Understanding outlined the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Putative Class Actions. In consideration for such settlement and release, Nash-Finch and Spartan Stores acknowledged that the supplemental disclosures in the joint proxy statement/prospectus were made in response to the Putative Class Actions. The Memorandum of Understanding contemplated that the parties would use their best efforts to agree upon, execute and present to the State Court for approval a stipulation of settlement within thirty days after the later of the date that the Merger was consummated or the date that plaintiffs and their counsel have confirmed the fairness, adequacy, and reasonableness of the settlement, and that upon execution of such stipulation, and as a condition to final approval of the settlement, the plaintiff in the Federal Action would withdraw the claims in and cause to be dismissed the Federal Action, with any individual claims being dismissed with prejudice. The Memorandum of Understanding provided that Nash-Finch would pay, on behalf of all defendants, the plaintiffs’ attorneys’ fees and expenses, subject to approval by the State Court, in an amount not to exceed $550,000. On February 11, 2014, the parties executed the Stipulation and Agreement Compromise, Settlement and Release (the “Stipulation of Settlement.”) to resolve, discharge and settle the Putative Class Actions. The Stipulation of Settlement was subject to customary conditions, including approval by the State Court, which would consider the fairness, reasonableness and adequacy of such settlement. On February 18, 2014, the Federal Court entered a final order dismissing the Federal Court Action with prejudice. On February 28, 2014, pursuant to the terms of the Stipulation of Settlement, the plaintiffs in the State Court Action filed an unopposed motion for preliminary approval of class action settlement, conditional certification of class, and approval of notice to be furnished to the class. On March 7, 2014, the State Court entered an order preliminarily approving the Settlement Stipulation, subject to a hearing, scheduled on May 20, 2014. At the hearing on May 20, 2014, the Settlement Stipulation was approved. On July 21, 2014, the appeals period expired and the matter is now closed.

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

Based on the most recent information available to SpartanNash, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that SpartanNash’s contributions to this plan will increase each year. Management is not aware of any significant change in funding levels since January 3, 2015. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

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

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense, net of sublease income, under operating leases consisted of the following:

(In thousands)	January 3, 2015	December 28, 2013	March 30, 2013
Minimum rentals	$56,848	$28,978	$31,993
Contingent rental payments	563	541	672
Sublease rental income	(5,027)	(2,157)	(1,928)
	$52,384	$27,362	$30,737

Total future lease commitments of SpartanNash under operating and capital leases in effect at January 3, 2015 are as follows:

	Operating Leases
(In thousands) Fiscal Year	Used in Operations	Subleased to Others	Total	Capital Leases
2015	$43,041	$3,978	$47,019	$13,282
2016	35,497	3,164	38,661	10,762
2017	28,253	2,531	30,784	10,426
2018	23,206	2,057	25,263	10,115
2019	14,548	1,692	16,240	9,154
Thereafter	62,356	9,696	72,052	42,191
Total	$206,901	$23,118	$230,019	95,930
Interest				(31,510)
Present value of minimum lease obligations				64,420
Current maturities				8,656
Long-term capitalized lease obligations				$55,764
Assets held under capital leases consisted of the following:

(In thousands)	January 3, 2015	December 28, 2013
Buildings and improvements	$72,747	$75,920
Equipment	5,695	3,272
	78,442	79,192
Less accumulated amortization and depreciation	29,842	25,157
Net assets under capitalized leases	$48,600	$54,035

Amortization expense for property under capital leases was $4.4 million, $2.8 million and $3.8 million in fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013, respectively.

Certain retail store facilities are leased to others. Of the stores leased to others, several are owned and others were obtained through leasing arrangements and are accounted for as operating leases. A majority of the leases provide for minimum and contingent rentals based upon stipulated sales volumes and contain renewal options. Certain of the leases contain escalation clauses.

Owned assets, included in property and equipment, which are leased to others are as follows:

(In thousands)	January 3, 2015	December 28, 2013
Land and improvements	$3,327	$3,770
Buildings	10,786	10,252
	14,113	14,022
Less accumulated amortization and depreciation	5,187	4,710
Net property	$8,926	$9,312

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rentals to be received under lease obligations in effect at January 3, 2015 are as follows:

(In thousands) Fiscal Year	Owned Property	Leased Property	Total
2015	$3,975	$4,715	$8,690
2016	3,362	3,513	6,875
2017	2,340	2,981	5,321
2018	1,230	2,416	3,646
2019	984	1,965	2,949
Thereafter	2,204	10,194	12,398
Total	$14,095	$25,784	$39,879

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

During the fiscal year ended January 3, 2015, terminated vested participants of the Cash Balance Pension Plan and the Super Foods Plan were offered a temporary opportunity to elect to receive a lump sum distribution.  As a result, distributions of $10.6 million were made and a resulting settlement accounting charge of $1.6 million was incurred.

On January 1, 2015, the Super Foods Plan was merged into the Cash Balance Pension Plan which was renamed the SpartanNash Cash Balance Pension Plan.  The merging of the plans will result in lower administrative fees and reduced cash funding.

SpartanNash also maintains a Supplemental Executive Retirement Plan (“SERP”), which provides nonqualified deferred compensation benefits to SpartanNash key employees and executive officers. Benefits under the SERP are paid from SpartanNash’s general assets as there is no separate trust established to fund benefits.

Expense for employer matching and profit sharing contributions made to defined contribution plans totaled $13.6 million, $4.8 million and $4.8 million in fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013, respectively.

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

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SpartanNash also has two separate trusts established for the protection of cash balances owed to participants in our deferred compensation plans. We were required to fund these trusts with 125% of our pre-merger liability to plan participants. This requirement was specified by the plan documents. We currently have cash balances in these trusts, which are administered by Wells Fargo. When we make payments to plan participants, we submit a claim to the trust for reimbursement. The corporate-owned life insurance was intended in the past to mirror our liability to participants in the deferred compensation plan. It was our intention to mirror the investments chosen by plan participants so as to minimize our risk if the phantom investments chosen by the plan participants increased in value. The net cash surrender value of approximately $5.2 million at January 3, 2015 is recorded on the balance sheet in Other Long-term Assets. These policies have an aggregate amount of life insurance coverage of approximately $66 million.

SpartanNash also holds additional variable universal life insurance policies on certain key associates intended to fund distributions under some of the deferred compensation plans referenced above. The company-owned policies have annual premium payments of $0.8 million. The net cash surrender value of approximately $4.2 and $3.3 million at January 3, 2015 and December 28, 2013, respectively, is recorded in the accompanying consolidated balance sheets in Other Long-term Assets. These policies have an aggregate amount of life insurance coverage of approximately $15 million.

SpartanNash and certain subsidiaries provide health care benefits to retired associates who were not covered by collective bargaining arrangements during their employment (“covered associates”) under the SpartanNash Company Retiree Medical Plan (“SpartanNash Medical Plan”). Former Spartan Stores associates who have at least 30 years of service or 10 years of service and have attained age 55, and who were not covered by collective bargaining arrangements during their employment qualify as covered associates. Qualified covered associates that retired prior to March 31, 1992 receive major medical insurance with deductible and coinsurance provisions until age 65 and Medicare supplemental benefits thereafter. Covered associates retiring after April 1, 1992 are eligible for monthly postretirement health care benefits of $5 multiplied by the associate’s years of service. This benefit is in the form of a credit against the monthly insurance premium. The retiree pays the balance of the premium. Associates hired after December 31, 2001 are not eligible for these benefits.

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

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Cash Balance Pension Plan		Super Foods Plan
					SERP
(In thousands, except percentages)	January 3,	December 28,	January 3,	December 28,	January 3,	December 28,
	2015	2013	2015	2013	2015	2013
Funded Status
Projected Benefit Obligation
Beginning of year	$57,825	$60,202	$44,675	$—	$856	$877
Obligation assumed in merger	—	—	—	44,915	—	—
Interest cost	2,225	1,682	1,998	234	35	24
Actuarial (gain) loss	2,579	(427)	3,380	6	101	1
Benefits paid	(10,188)	(3,632)	(9,460)	(480)	(78)	(46)
End of year	$52,441	$57,825	$40,593	$44,675	$914	$856
Fair value of plan assets
Beginning of year	$66,977	$64,590	$38,972	$—	$—	$—
Assets assumed in merger	—	—	—	38,147	—	—
Actual return on plan assets	2,872	6,019	2,220	1,305	—	—
Company contributions	—	—	2,325	—	78	46
Benefits paid	(10,188)	(3,632)	(9,460)	(480)	(78)	(46)
Plan assets at fair value at measurement date	$59,661	$66,977	$34,057	$38,972	$—	$—
Funded (unfunded) status	$7,220	$9,152	$(6,536)	$(5,703)	$(914)	$(856)
Components of net amount recognized in financial position:
Noncurrent assets	$7,220	$9,152	$—	$—	$—	$—
Current liabilities	—	—	—	—	(100)	(91)
Noncurrent liabilities	—	—	(6,536)	(5,703)	(814)	(765)
Net asset/(liability)	$7,220	$9,152	$(6,536)	$(5,703)	$(914)	$(856)
Amounts recognized in accumulated other comprehensive income:
Net unrecognized actuarial loss (gain)	$14,557	$14,568	$2,015	$(1,041)	$408	$337
Weighted average assumptions at measurement date:
Discount rate	3.60%	4.35%	3.85%	4.65%	3.60%	4.35%
Expected return on plan assets	5.50%	5.95%	5.50%	5.70%	N/A	N/A

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for all of the defined benefit pension plans was $93.9 million and $103.4 million at January 3, 2015 and December 28, 2013, respectively.

	SpartanNash Medical Plan
(In thousands, except percentages)	January 3, 2015	December 28, 2013
Funded Status
Accumulated Benefit Obligation
Beginning of year	$7,967	$9,982
Service cost	186	194
Interest cost	394	287
Plan amendments	—	(582)
Actuarial loss (gain)	1,593	(1,665)
Benefits paid	(235)	(249)
End of year	$9,905	$7,967
Fair value of plan assets
Beginning of year	$—	$—
Employer contributions	235	249
Benefits paid	(235)	(249)
Plan assets at fair value at measurement date	$—	$—
Unfunded status	$(9,905)	$(7,967)
Components of net amount recognized in financial position:
Current liabilities	$(319)	$(323)
Non-current liabilities	(9,586)	(7,644)
Net liability	$(9,905)	$(7,967)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$2,554	$981
Prior service credit	(724)	(882)
	$1,830	$99
Weighted average assumption at measurement date:
Discount rate	4.15%	5.05%

Components of net periodic benefit cost (income)

	Cash Balance Pension Plan			Super Foods Plan
(In thousands)	January 3, 2015	December 28, 2013	March 31, 2013	January 3, 2015	December 28, 2013
Interest cost	$2,225	$1,682	$2,587	$1,998	$234
Expected return on plan assets	(3,547)	(3,069)	(4,499)	(2,190)	(258)
Amortization of actuarial net loss	970	976	1,279	—	—
Net periodic benefit (income) cost	(352)	(411)	(633)	(192)	(24)
Settlement expense	2,294	621	—	294	—
Total expense (income)	$1,942	$210	$(633)	$102	$(24)
Weighted average assumptions at measurement date:
Discount rate	4.35%	3.90%	4.50%	4.65%	4.60%
Expected return on plan assets	5.95%	6.55%	7.50%	5.70%	6.00%

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	SERP
(In thousands)	January 3, 2015	December 28, 2013	March 30, 2013
Interest cost	35	24	39
Amortization of actuarial net loss	30	23	32
Net periodic benefit cost	65	47	71
Settlement expense	—	—	50
Total expense	$65	$47	$121
Weighted average assumption at measurement date:
Discount rate	4.35%	3.90%	4.50%

	SpartanNash Medical Plan
(In thousands)	January 3, 2015	December 28, 2013	March 30, 2013
Service cost	$186	$194	$194
Interest cost	394	287	404
Amortization of prior service credit	(158)	(42)	(54)
Amortization of actuarial net loss	20	134	137
Net periodic benefit cost	$442	$573	$681
Weighted average assumption at measurement date:
Discount rate	5.05%	3.90%	4.50%

The net actuarial loss and prior service cost included in “Accumulated Other Comprehensive Income” and expected to be recognized in net periodic benefit cost during fiscal year 2015 are as follows:

	Pension Benefits
(In thousands)	Cash Balance Pension Plan	Super Foods Plan	SERP
Net actuarial loss	$827	$—	$42

(In thousands)	Spartan Stores Medical Plan
Prior service credit	$(158)
Net actuarial loss	173

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. Assumed health care cost trend rates were as follows:

	January 3, 2015	December 28, 2013	March 31, 2013
Pre – 65	7.75%	8.00%	8.50%
Post – 65	6.85%	7.00%	7.50%

The effect of a one-percentage point increase or decrease in assumed health care cost trend rates on the total service and interest components and the post-retirement benefit obligations would be less than $0.1 million.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SpartanNash has assumed an average long-term expected return on Cash Balance Pension Plan assets of 5.50% as of January 3, 2015. The expected return assumption was modeled by third-party investment portfolio managers, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. Determining projected stock and bond returns and then applying these returns to the target asset allocations of the plan assets developed the expected return. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. This overall return assumption is believed to be reasonable over a longer-term period that is consistent with the liabilities. SpartanNash has assumed an average long-term expected return on the Super Foods Plan assets of 5.50% as of January 3, 2015. The expected return assumption was based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. This assumption is assumed to be reasonable over a long-term period that is consistent with the liabilities.

SpartanNash has an investment policy for the Cash Balance Pension Plan with a long-term asset allocation mix designed to meet the long-term retirement obligations. The asset allocation mix is reviewed periodically and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes both the targeted allocation of the Cash Balance Pension Plan’s weighted-average asset allocation by asset category and actual allocations as of January 3, 2015 and December 28, 2013:

		Cash Balance Pension Plan Assets
Asset Category	Target	January 3, 2015	December 28, 2013
Equity securities	15.0%	14.8%	63.5%
Fixed income	85.0	84.6	35.8
Cash equivalents	0.0	0.6	0.7
Total	100.0%	100.0%	100.0%

The investment policy emphasizes the following key objectives: (1) provide benefit security to participants by maximizing the return on Plan assets at an acceptable risk level (2) maintain adequate liquidity for current benefit payments (3) avoid unexpected increases in pension expense and (4) within the scope of the above objectives, minimize long term funding to the Plan.

SpartanNash has an investment policy for the Super Foods Plan with a long-term asset allocation mix designed to meet the long-term retirement obligations by investing in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs. The asset allocation mix is reviewed periodically and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes both the targeted allocation of the Super Foods Plan’s weighted-average asset allocation by asset category and actual allocations as of January 3, 2015:

		Super Foods Plan Assets
Asset Category	Target Range	January 3, 2015	December 28, 2013
Equity securities	55.0 - 65.0%	59.0%	63.7%
Fixed income	35.0 - 45.0	41.0	36.3
Total	100.0%	100.0%	100.0%

Upon the merger of the Cash Balance Pension Plan and the Super Foods Plan on January 1, 2015, a third-party fiduciary manages the plan assets under a pre-determined glide path based on funded status, interest rates, mortality tables and expected return on assets.

The fair value of the pension plans’ assets at January 3, 2015 by asset category is as follows:

	Fair Value Measurements
(In thousands)	Total	Quoted prices in markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mutual funds	$29,851	$29,851	$—	$—
Pooled funds	45,737	—	45,737	—
Money market fund	381	—	381	—
Guaranteed annuity contract	17,749	—	—	17,749
Total fair value	$93,718	$29,851	$46,118	$17,749

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the pension plans’ assets at December 28, 2013 by asset category is as follows:

	Fair Value Measurements
(In thousands)	Total	Quoted prices in markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mutual funds	$87,439	$87,439	$—	$—
Money market fund	439	—	439	—
Guaranteed annuity contract	18,071	—	—	18,071
Total fair value	$105,949	$87,439	$439	$18,071

Level 3 assets consisted of the guaranteed annuity contracts. A reconciliation of the beginning and ending balances for Level 3 assets follows:

(In thousands)	January 3, 2015	December 28, 2013
Balance, beginning of year	$18,071	$3,890
Balance assumed in merger	—	14,324
Purchases, sales, issuances and settlements, net	(1,402)	(578)
Interest income	799	236
Realized gains	281	199
Balance, end of year	$17,749	$18,071

See Note 7 for a discussion of the levels of the fair value hierarchy. The assets’ fair value measurement level above is based on the lowest level of any input that is significant to the fair value measurement.

The following is a description of the valuation methods used for the plans’ assets measured at fair value in the above tables:

●	Cash & money market funds: The carrying value approximates fair value.
●

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

●

Pooled Funds:  The plan holds units of various Aon Hewitt Group Trust Funds offered through a private placement.  The units are valued daily using the net asset value (“NAV”).  The NAV’s are based on the fair value of each fund’s underlying investments.  Level 1 assets are priced using quotes for trades occurring in active markets for the identical asset.  Level 2 assets are priced using observable inputs for the asset (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).  Level 3 assets are priced using observable inputs.

●

Guaranteed Annuity Contracts: The guaranteed annuitys contracts are immediate participation contracts held with insurance companies that act as custodian of the pension plans’ assets. The guaranteed annuity contracts are stated at contract value as determined by the custodians, which approximate fair values. We evaluate the general financial condition of the custodians as a component of validating whether the calculated contract value is an accurate approximation of fair value. The review of the general financial condition of the custodians is considered obtainable/observable through the review of readily available financial information the custodians are required to file with the Securities and Exchange Commission. The group annuity contracts are classified within level 3 of the valuation hierarchy of ASC 820.

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

SpartanNash expects to make contributions of $0.7 million to the Cash Balance Plan in the fiscal year ending January 2, 2016.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following estimated benefit payments are expected to be paid in the following fiscal years:

(In thousands)	Pension Benefits and SERP Benefits	Post-retirement Benefits
2015	$8,498	$383
2016	8,271	406
2017	8,177	443
2018	7,639	485
2019	7,375	523
2020 to 2024	32,146	3,127

In addition to the plans described above, SpartanNash participates in the Central States Southeast and Southwest Areas pension plan and, the Michigan Conference of Teamsters and Ohio Conference of Teamsters Health and Welfare plans (collectively referred to as “multiemployer plans”) and other company sponsored defined contribution plans for most associates covered by collective bargaining agreements.

SpartanNash contributes to these multiemployer plans under the terms contained in existing collective bargaining agreements and in the amounts set forth within these agreements. The health and welfare plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of the plan. The vast majority of SpartanNash’s contributions benefits active employees and as such, may not constitute contributions to a postretirement benefit plan. However, SpartanNash is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid for active participants in the plan.

In regards to SpartanNash’s participation in the Central States Southeast and Southwest Areas pension plan, expense is recognized as contributions are funded and in accordance with accounting standards. SpartanNash contributed $12.9 million, $6.8 million and $8.2 million to this plan for fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013, respectively. The risk of participating in a multi-employer pension plan is different from the risk associated with single-employer plans in the following respects:

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

SpartanNash’s participation in the Central States Southeast and Southwest Areas pension plan is outlined in the tables below which provide additional information about the collective bargaining agreements associated with this multi-employer plan in which SpartanNash participates. The EIN/Pension Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status (“PPA”) available in 2014 and 2013 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that SpartanNash received from the plan and is certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan.  On December 13, 2014, Congress passed the Multiemployer Pension Reform Act of 2014 (“MPRA”).  The MPRA is intended to address funding shortfalls in both multiemployer pension plans and the Pension Benefit Guaranty Corporation.  Because the MPRA is a complex piece of legislation, its effects on the Plan and potential implications for the Company are not known at this time.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension	EIN – Pension	Plan Month / Day End	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Surcharges Imposed or Amortization
Fund	Plan Number	Date	2014	2013	Implemented	2014	2013	2012	Provisions
Central States, Southeast and Southwest Areas Pension Fund	36-6044243-001	12/31	Red	Red	Implemented	$12,858	$6,822	$8,248	(b)

Pension Fund	Total Collective Bargaining Agreements (a)	Expiration Date	Percentage of Associates under Collective Bargaining Agreement	Over 5% Contribution 2014
Central States, Southeast and Southwest Areas Pension Fund	4	10/2015 to 02/2017	8.0%	No
(a)

SpartanNash is party to four collective-bargaining agreements that require contributions to the Central States, Southeast and Southwest Areas Pension Plan. These agreements cover warehouse personnel and drivers in Grand Rapids, Michigan, Bellefontaine, Ohio and Lima, Ohio distribution centers. In the last contract negotiation, the Agreement covering the Bellefontaine facility warehouse employees was consolidated into the GMS Agreement.

(b)

SpartanNash is party to four collective-bargaining agreements that require contributions to the Central States, Southeast and Southwest Areas Pension Plan. The agreement that covers warehouse personnel and drivers in the Grand Rapids, Michigan distribution center has no surcharges imposed or amortization provisions while the agreements that cover warehouse personnel and drivers in the Bellefontaine, Ohio and Lima, Ohio distribution centers does have surcharges imposed or amortization provisions.

At the date the financial statements were issued, Form 5500 was generally not available for the plan year ended in 2014.

See Note 8 for further information regarding SpartanNash’s participation in the Central States, Southeast and Southwest Areas Pension Fund.

Note 11

Other Comprehensive Income or Loss

SpartanNash reports comprehensive income or loss in accordance with ASU 2012-13, “Comprehensive Income,” in the financial statements. Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders. Generally, for SpartanNash, total comprehensive income equals net earnings plus or minus adjustments for pension and other postretirement benefits. While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. As of January 3, 2015 and December 28, 2013 AOCI is the cumulative balance related to pension and other postretirement benefits.

During fiscal year ended January 3, 2015, $2.9 million was reclassified from the Consolidated Statement of Earnings to AOCI, of which $4.8 million decreased selling, general and administrative expenses and $1.9 million increased income taxes. During the 39 week period ended December 28, 2013, $4.9 million was reclassified from AOCI to the Consolidated Statement of Earnings, of which $8.3 million increased selling, general and administrative expenses and $3.4 million reduced income taxes. During the fiscal year ended March 30, 2013, $0.1 million was reclassified from AOCI to the Consolidated Statement of Earnings, of which $0.2 million increased selling, general and administrative expenses and $0.1 million reduced income taxes.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12

Taxes on Income

The income tax provision for continuing operations is made up of the following components:

(In thousands)	January 3, 2015	December 28, 2013	March 31, 2013
Currently payable:
Federal	$27,015	$3,897	$17,056
State	777	510	2,490
Total currently payable	27,792	4,407	19,546
Deferred:
Federal	3,362	531	(3,361)
State	175	(4,097)	(760)
Total deferred	3,537	(3,566)	(4,121)
Total	$31,329	$841	$15,425

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	January 3, 2015	December 28, 2013	March 30, 2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.9	(112.7)	2.6
Charitable product donations	(0.4)	(13.4)	(0.8)
Non-deductible merger expenses	-	101.3	—
Change in tax contingencies	(2.7)	36.9	0.3
Domestic product activities deduction	(0.2)	(8.6)	(0.2)
Non-deductible expenses	0.9	3.8	0.5
Other, net	(0.9)	(1.7)	(1.7)
Effective income tax rate	34.6%	40.6%	35.7%

Deferred tax assets and liabilities resulting from temporary differences as of January 3, 2015 and December 28, 2013 are as follows:

(In thousands)	January 3, 2015	December 28, 2013
Deferred tax assets:
Employee benefits	$29,842	$29,417
Accrued workers’ compensation	3,074	4,216
Allowance for doubtful accounts	2,951	2,927
Intangible assets	1,128	1,945
Restructuring	1,947	2,244
Deferred revenue	1,843	2,401
Accrued rent	4,635	4,551
Accrued insurance	1,107	1,322
All other	5,627	3,776
Total deferred tax assets	52,154	52,799
Deferred tax liabilities:
Property and equipment	47,860	53,279
Inventory	51,616	50,514
Goodwill	53,628	44,082
Convertible debt interest	789	1,055
Leases	10,585	8,912
All other	1,402	1,616
Total deferred tax liabilities	165,880	159,458
Net deferred tax liability	$(113,726)	$(106,659)

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	January 3, 2015	December 28, 2013
Balance at beginning of year	$8,805	$2,648
Liability assumed in merger	-	1,754
Gross increases – tax positions taken in prior years	161	16
Gross decreases – tax positions taken in prior years	(5,812)	(1,338)
Gross increases – tax positions taken in current year	650	5,725
Lapse of statute of limitations	(1,625)	-
Balance at end of year	$2,179	$8,805

SpartanNash anticipates that $0.8 million of the unrecognized tax benefits will be settled prior to January 2, 2016. SpartanNash recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of January 3, 2015, the balance of unrecognized tax benefits included tax positions, including interest and penalties, of $1.3 million that would reduce SpartanNash’s effective income tax rate if recognized in future periods.

SpartanNash or its subsidiaries file income tax returns with federal, state and local tax authorities within the United States. During fiscal 2014, federal tax authorities completed an audit of Nash-Finch Company’s 2010 through 2012 tax years. No adjustments that would have a substantial impact on the effective tax rate occurred. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years before March 27, 2010. Income tax returns related to the former Nash-Finch Company, with few exceptions, are no longer subject to U.S. federal, state or local examinations by tax authorities for the fiscal year ended January 1, 2011 and earlier.

Note 13

Stock-Based Compensation

SpartanNash has two shareholder-approved ten-year stock incentive plans covering 2,900,000 shares of SpartanNash’s common stock: the Spartan Stores, Inc. Stock Incentive Plan of 2005 (the “2005 Plan”) and the Nash-Finch Company 2009 Incentive Award Plan (the “2009 Plan”). The 2009 Plan was assumed in connection with the merger of Spartan Stores and Nash-Finch Company, and SpartanNash Company may issue shares under the 2009 Plan, but only to associates who were not employed by Spartan Stores or its affiliates at the time of the merger. The plans provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. Holders of restricted stock and stock awards are entitled to participate in cash dividends and dividend equivalents. As of January 3, 2015, 449,418 shares and 483,271 shares remained unissued under the 2005 Plan and the 2009 Plan, respectively.

Stock option awards were granted with an exercise price equal to the market value of SpartanNash common stock at the date of grant, vested and became exercisable in 25 percent increments over a four-year service period and have a maximum contractual term of ten years. Upon a “Change in Control”, as defined by the Plan, all outstanding options vest immediately. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility was determined based upon a combination of historical volatility of SpartanNash common stock and the expected volatilities of guideline companies that are comparable to SpartanNash in most significant respects to reflect management’s best estimate of SpartanNash’s future volatility over the option term. Due to certain events that were considered unusual and/or infrequent in nature, and that resulted in significant business changes during the limited historical exercise period, management did not believe that SpartanNash’s historical exercise data provided a reasonable basis upon which to estimate the expected term of stock options. Therefore, the expected term of stock options granted was determined using the “simplified” method as described in SEC Staff Accounting Bulletins that uses the following formula: ((vesting term + original contract term)/2). The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, using U.S. constant maturities with remaining terms equal to the expected term. Expected dividend yield is based on historical dividend payments. No stock options were granted in fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the three years ended January 3, 2015:

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value (In thousands)
Options outstanding at March 31, 2012	703,129	18.43	5.53	1,926
Exercised	(25,050)	8.10		210
Cancelled/Forfeited	(24,608)	18.64
Options outstanding at March 30, 2013	653,471	18.82	4.65	1,428
Exercised	(24,976)	9.49		298
Cancelled/Forfeited	(41,729)	17.71
Options outstanding at December 28, 2013	586,766	19.30	4.01	2,965
Exercised	(88,152)	12.68		869
Cancelled/Forfeited	(4,131)	3.25
Options outstanding at January 3, 2015	494,483	20.61	3.30	2,772
Options exercisable at March 30, 2013	619,658	19.09	4.57	1,304
Options exercisable at December 28, 2013	586,766	19.30	4.01	2,965
Options exercisable at January 3, 2015	494,483	$20.61	3.30	$2,772
Vested and expected to vest in the future at January 3, 2015	494,483	$20.61		$2,772

Cash received from option exercises was $1.1 million, $0.3 million and $0.2 million during fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013, respectively.

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

The following table summarizes restricted stock activity for fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding and nonvested at March 31, 2012	580,893	16.48
Granted	215,014	17.78
Vested	(217,737)	17.47
Forfeited	(31,988)	16.52
Outstanding and nonvested at March 30, 2013	546,182	16.59
Granted	227,207	18.07
Vested	(225,600)	16.94
Forfeited	(28,954)	16.94
Outstanding and nonvested at December 28, 2013	518,835	$23.56
Granted	317,827	22.63
Vested	(219,894)	23.56
Forfeited	(16,115)	23.03
Outstanding and nonvested at January 3, 2015	600,653	$23.08

The total fair value of shares vested during fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013 was $4.7 million, $3.6 million and $3.9 million, respectively.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation expense recognized and included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings and related tax benefits were as follows:

(In thousands)	January 3, 2015	December 28, 2013	March 31, 2013
Stock options	$-	$14	$196
Restricted stock	6,939	6,937	3,866
Tax benefits	(2,632)	(2,640)	(1,572)
	$4,307	$4,311	$2,490

As of January 3, 2015, total unrecognized compensation cost related to non-vested share-based awards granted under our stock incentive plans was $4.6 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.3 years for restricted stock. All compensation costs related to stock options have been recognized.

SpartanNash recognized tax deductions of $5.9 million, $4.1 million and $4.3 million related to the exercise of stock options and the vesting of restricted stock during fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013, respectively.

SpartanNash has a stock bonus plan covering 300,000 shares of SpartanNash common stock. Under the provisions of this plan, certain officers and key associates of SpartanNash may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 30% of the portion of the bonus they elect to receive in stock. After the shares are issued the holder is not able to sell or otherwise transfer the shares until the end of the holding period which is currently 12 months. Compensation expense is recorded based upon the market price of the stock as of the measurement date. A total of 56,225 shares remained unissued under the plan at January 3, 2015.

SpartanNash has an associate stock purchase plan covering 200,000 shares of SpartanNash common stock. The plan provides that associates of SpartanNash and its subsidiaries may purchase shares at 95% of the fair market value. As of January 3, 2015, 43,469 shares had been issued under the plan. The associate stock purchase plan was suspended during the 39 week period ended December 28, 2013 in conjunction with the merger with Nash-Finch Company and cash balances were refunded to participants. The associate stock purchase plan was reinstated in April 2014.

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

As of January 3, 2015, we have guaranteed outstanding lease obligations of a number of Food Distribution customers in the amount of $0.5 million. In the normal course of business, we also sublease and assign to third parties various leases. As of January 3, 2015, we estimate the present value of our maximum potential obligation, with respect to the subleases to be approximately $16.2 million and assigned leases to be approximately $5.5 million. We have also guaranteed the bank debt of a Food Distribution customer in the amount of $2.0 million.

For guarantees issued after December 31, 2002, we are required to recognize an initial liability for the fair value of the obligation assumed under the guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $0.5 million for leases and $2.0 million for debt, which are referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. A liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15

Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $7.2 million, $4.1 million and $3.9 million for fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013, respectively, and the exchange of $40.3 million of Convertible Senior Notes for New Notes in the fiscal year ended March 30, 2013. Non-cash investing activities include capital expenditures included in accounts payable of $3.4 million, $16.5 million and $3.3 million for fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013, respectively, and the issuance of common stock related to the merger with Nash-Finch Company of $379.6 million in the 39 week period ended December 28, 2013. In fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and fiscal year ended March 30, 2013, SpartanNash entered into capital lease agreements totaling $2.4 million, $1.5 million and $4.0 million, respectively.

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

Discontinued operations did not have sales for fiscal year ended January 3, 2015 and the 39 week period ended December 28, 2013. Significant assets and liabilities of discontinued operations are as follows:

(In thousands)	January 3, 2015	December 28, 2013
Current assets	$-	$23
Property, net	3,165	3,167
Other long-term assets	1,577	1,577
Current liabilities	189	183
Long-term liabilities	40	41

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

Our Food Distribution segment consists of 12 distribution centers that supply independently operated retail food stores, our corporate owned stores and other customers with dry grocery, produce, dairy, meat, delicatessen, bakery, beverages, frozen food, seafood, floral, general merchandise, pharmacy and health and beauty care items. Sales to independent retail customers and inter-segment sales are recorded based upon both a “cost plus” model and a “variable mark-up” model which varies by commodity and servicing distribution center. To supply its wholesale customers, SpartanNash operates a fleet of tractors, conventional trailers and refrigerated trailers.

The Military segment consists of eight distribution centers that distribute products primarily to military commissaries and exchanges under contracts with the manufacturers of products.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Retail segment operates 162 supermarkets in the Midwest. Our retail supermarkets are operated under banners including Family Fare Supermarkets, No Frills, Bag ‘N Save, Family Fresh Markets, D&W Fresh Markets, Sun Mart and Econo Foods. Our retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. In 79 of our supermarkets, we also offer pharmacy services and 29 fuel centers were in operation as of January 3, 2015.

The allocation of intersegment profit and corporate level expenses to the reporting segments was historically performed for the legacy Spartan Stores operations and the legacy Nash-Finch Company operations using methodologies consistent with Spartan Stores’ and Nash-Finch Company’s respective historical practices. As previously disclosed, subsequent to the merger management commenced an evaluation of potential methodologies for allocating intersegment profit and corporate level expenses to the reporting segments to determine the most appropriate manner for the newly merged operations. Management completed the evaluation during fiscal 2015 and the new allocation methodology reflects the manner in which the business is now managed and how management allocates resources and assesses performance. In accordance with generally accepted accounting principles, results for the fiscal year ended January 3, 2015, the 39 week period ended December 28, 2013 and the year ended March 30, 2013 have been revised to reflect the new allocation methodologies. There was no impact to consolidated financial results.

Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth information about SpartanNash by reporting segment:

(In thousands)	Military	Food Distribution	Retail	Total
Year Ended January 3, 2015 (53 weeks)
Net sales to external customers	$2,275,512	$3,356,331	$2,284,219	$7,916,062
Inter-segment sales	—	1,005,844	—	1,005,844
Merger transaction and integration expenses	27	12,644	4	12,675
Depreciation and amortization	11,350	29,816	45,828	86,994
Operating earnings	21,721	54,802	38,323	114,846
Capital expenditures	15,088	31,953	42,971	90,012
39 Week Period Ended December 28, 2013
Net sales to external customers	$248,643	$1,095,759	$1,252,828	$2,597,230
Inter-segment sales	—	533,470	—	533,470
Merger transaction and integration expenses	—	20,993	—	20,993
Depreciation and amortization	1,412	7,706	27,964	37,082
Operating earnings	1,901	(1,328)	16,220	16,793
Capital expenditures	2,246	13,867	21,087	37,200
Year Ended March 30, 2013 (52 weeks)
Net sales to external customers		$1,120,650	$1,487,510	$2,608,160
Inter-segment sales		634,525	—	634,525
Depreciation and amortization		6,346	32,735	39,081
Operating earnings		23,920	37,048	60,968
Capital expenditures		8,797	33,215	42,012

	January 3, 2015	December 28, 2013	March 31, 2013
Total Assets at Year End
Military	$435,647	$451,518	$—
Food Distribution	763,914	805,468	254,326
Retail	727,979	721,898	529,840
Discontinued operations	4,742	4,767	5,501
Total	$1,932,282	$1,983,651	$789,667

SpartanNash offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The following table presents sales by type of similar product and services:

(Dollars in thousands)	January 3, 2015 (53 weeks)		December 28, 2013 (39 weeks)		March 30, 2013 (52 weeks)
Non-perishables (1)	$4,998,895	63.1%	$1,393,157	53.6%	$1,289,461	49.4%
Perishables (2)	2,449,562	31.0	894,783	34.5	930,659	35.7
Fuel	178,111	2.2	145,631	5.6	179,012	6.9
Pharmacy	289,494	3.7	163,659	6.3	209,028	8.0
Consolidated net sales	$7,916,062	100%	$2,597,230	100%	$2,608,160	100%
(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18

Quarterly Financial Information (unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. Common stock prices are the high and low sales prices for transactions reported on the NASDAQ Global Select Market for each period.

(In thousands, except per share data) Fiscal January 3, 2015	Full Year (53 weeks)	4th Quarter (13 weeks)	3rd Quarter (12 weeks)	2nd Quarter (12 weeks)	1st Quarter (16 weeks)
Net sales	$7,916,062	$1,962,589	$1,809,571	$1,810,175	$2,333,727
Gross profit	1,156,074	282,213	261,409	265,114	347,338
Merger transaction and integration expenses	12,675	4,547	1,379	2,581	4,168
Restructuring and asset impairment charges (gains)	6,166	6,233	(1,272)	1,078	127
Earnings from continuing operations before income taxes	90,449	15,030	28,146	27,174	20,099
Earnings from continuing operations	59,120	12,037	17,169	17,395	12,519
Discontinued operations, net of taxes	(524)	(166)	(73)	(76)	(209)
Net earnings	$58,596	$11,871	$17,096	$17,319	$12,310
Earnings from continuing operations per share:
Basic	$1.57	$0.32	$0.46	$0.46	$0.33
Diluted	1.57	0.32	0.45	0.46	0.33
Net earnings per share:
Basic	$1.56	$0.32	$0.45	$0.46	$0.33
Diluted	1.55	0.32	0.45	0.46	0.33
Dividends	$18,090	$4,502	$4,529	$4,526	$4,533
Common stock price – High	26.89	26.89	22.50	24.68	25.74
Common stock price – Low	19.16	19.88	19.16	19.44	21.00

(In thousands, except per share data) Fiscal December 28, 2013	Full Year (39 weeks)	3rd Quarter (15 weeks)	2nd Quarter (12 weeks)	1st Quarter (12 weeks)
Net sales	$2,597,230	$1,335,354	$649,471	$612,405
Gross profit	486,880	225,308	136,296	125,276
Merger transaction and integration expenses	20,993	15,519	3,638	1,836
Restructuring and asset impairment charges	15,644	14,657	—	987
Debt extinguishment	5,527	5,527	—	—
Earnings (loss) from continuing operations before income taxes	2,070	(21,480)	15,870	7,680
Earnings (loss) from continuing operations	1,229	(13,670)	10,115	4,784
Discontinued operations, net of taxes	(488)	(322)	(65)	(101)
Net earnings (loss)	$741	$(13,992)	$10,050	$4,683
Earnings (loss) from continuing operations per share:
Basic	$0.05	$(0.49)	$0.46	$0.22
Diluted	0.05	(0.49)	0.46	0.22
Net earnings (loss) per share:
Basic	$0.03	$(0.50)	$0.46	$0.21
Diluted	0.03	(0.50)	0.46	0.21
Dividends	$5,908	$1,969	$1,969	$1,970
Common stock price – High	24.78	24.78	24.40	19.73
Common stock price – Low	16.10	21.02	17.90	16.10

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of January 3, 2015 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of SpartanNash Company, including the Chief Executive Officer, the Chief Financial Officer and Chief Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. SpartanNash Company’s internal controls were designed by, or under the supervision of, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of SpartanNash Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SpartanNash Company are being made only in accordance with authorizations of management and directors of SpartanNash Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SpartanNash Company’s assets that could have a material effect on the financial statements.

Management of SpartanNash Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that SpartanNash Company’s internal control over financial reporting was effective as of January 3, 2015.

The registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of January 3, 2015 as stated in their report on the following page.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SpartanNash Company and Subsidiaries

Grand Rapids, Michigan

We have audited the internal control over financial reporting of SpartanNash Company and subsidiaries (the “Company”) as of January 3, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 3, 2015 of the Company and our report dated March 4, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

March 4, 2015

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Internal Controls Over Financial Reporting

During the last fiscal quarter, there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

Item 9B.	Other Information

None.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is here incorporated by reference from the sections titled “The Board of Directors,” “SpartanNash’s Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” and “Transactions with Related Persons” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2015.

Item 11.	Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the section titled “Ownership of SpartanNash Stock” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2015.

The following table provides information about SpartanNash’s equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2015.

EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	494,483	$20.61	988,914
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	494,483	$20.61	988,914
(1)

Consists of the Spartan Stores, Inc. 2001 Stock Bonus Plan, and the Stock Incentive Plan of 2005. The numbers of shares reflected in column (c) in the table above with respect to the Stock Incentive Plan of 2009 (483,271), Stock Incentive Plan of 2005 (449,418 shares) and the 2001 Stock Bonus Plan (56,225 shares) represent shares that may be issued other than upon the exercise of an option, warrant or right. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in SpartanNash’s capitalization.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and the table captioned “Board of Directors Committee Membership” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2015.

Item 14.	Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2015.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Report:
1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated March 4, 2015

Consolidated Balance Sheets at January 3, 2015 and December 28, 2013

Consolidated Statements of Earnings for the year ended January 3, 2015, 39 week period ended December 28, 2013, and year ended March 30, 2013.

Consolidated Statements of Comprehensive Income for the year ended January 3, 2015, 39 week period ended December 28, 2013, and year ended March 30, 2013.

Consolidated Statements of Shareholders’ Equity for the year ended January 3, 2015, 39 week period ended December 28, 2013, and year ended March 30, 2013.

Consolidated Statements of Cash Flows for the year ended January 3, 2015, 39 week period ended December 28, 2013, and year ended March 30, 2013.

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K and is incorporated herein by reference.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SpartanNash Company (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)

Date: March 4, 2015	By	/s/ DENNIS EIDSON
Dennis Eidson President and Chief Executive Officer (Principal Executive Officer)

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SpartanNash Company and in the capacities and on the dates indicated.

March 4, 2015	By	*
M. Shân Atkins Director

March 4, 2015	By	/s/ DENNIS EIDSON
Dennis Eidson President, Chief Executive Officer and Director (Principal Executive Officer)

March 4, 2015	By	*
Mickey P. Foret Director

March 4, 2015	By	*
Dr. Frank M. Gambino Director

March 4, 2015	By	*
Douglas A. Hacker Director

March 4, 2015	By	*
Yvonne R. Jackson Director

March 4, 2015	By	*
Elizabeth A. Nickels Director

March 4, 2015	By	*
Timothy J. O’Donovan Director

March 4, 2015	By	*
Hawthorne Proctor Director

March 4, 2015	By	*
Craig C. Sturken Chairman and Director

March 4, 2015	By	*
William R. Voss Director

March 4, 2015	By	/s/ DAVID M. STAPLES
David M. Staples Executive Vice President and Chief Operating Officer (Principal Financial Officer)

March 4, 2015	By	/s/ THOMAS A. VAN HALL
Thomas A. Van Hall Vice President, Interim Chief Accounting Officer (Principal Accounting Officer)

March 4, 2015	*By	/s/ DENNIS EIDSON
Dennis Eidson Attorney-in-Fact

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXHIBIT INDEX

Exhibit Number	Document

2.1

Agreement and Plan of Merger by and among the Company, Nash-Finch Company, and SS Delaware, Inc. dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 22, 2013.  Here incorporated by reference.

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended.  Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 12, 2014.   Here incorporated by reference.

3.2	Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Here incorporated by reference.

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

10.3*

SpartanNash Company Executive Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the period ended December 28, 2013.  Incorporated herein by reference.

10.4*

Form of 2014 Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to SpartanNash Company’s Quarterly Report on Form 10-Q for the quarter ended April 19, 2014. Incorporated herein by reference.

10.5*

Form of Amended and Restated 2013 Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to SpartanNash Company’s Quarterly Report on Form 10-Q for the quarter ended April 19, 2014. Incorporated herein by reference.

10.6*

Form of 2012 Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to SpartanNash Company’s Quarterly Report on Form 10-Q for the quarter ended June 23, 2012. Incorporated herein by reference.

10.7*

SpartanNash Company Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the period ended December 28, 2013.  Incorporated herein by reference

10.8*

Determination of Compensation Committee pursuant to the SpartanNash Company Stock Incentive Plan of 2005. Previously filed as an exhibit to SpartanNash Company’s Current Report on Form 8-K on August 3, 2009. Incorporated herein by reference.

10.9*

SpartanNash Company Supplemental Executive Retirement Plan, as amended. Previously filed as an exhibit to SpartanNash Company’s Annual Report on Form 10-K for the year ended March 27, 2010. Incorporated herein by reference.

10.10*

SpartanNash Company Supplemental Executive Savings Plan. Previously filed as an exhibit to SpartanNash Company’s Form S-8 Registration Statement filed on December 21, 2001. Incorporated herein by reference.

10.11*

SpartanNash Company Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the period ended December 28, 2013.  Incorporated herein by reference.

10.12*	SpartanNash Company 2001 Stock Incentive Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 30, 2013. Incorporated herein by reference.

10.13*	SpartanNash Company Stock Bonus Plan. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the period ended December 28, 2013. Incorporated herein by reference.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit Number	Document

10.14*	Nash-Finch Company 2009 Incentive Award Plan. Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed December 6, 2013. Incorporated herein by reference.

10.15*

Form of Restricted Stock Award to Executive Officers. Previously filed as an exhibit to SpartanNash Company’s Quarterly Report on Form 10-Q for the quarter ending April 19, 2014. Incorporated herein by reference.

10.16*

Form of Restricted Stock Award to Non-Employee Directors. Previously filed as an exhibit to SpartanNash Company’s Quarterly Report on Form 10-Q for the quarter ending April 19, 2014. Incorporated herein by reference.

10.17*

Form of Executive Employment Agreement between SpartanNash Company and certain executive officers, as amended. Previously filed as an exhibit to SpartanNash Company’s Annual Report on Form 10-K for the year ended March 31, 2012. Here incorporated by reference.

10.18*

Form of Executive Employment Agreement between SpartanNash Company and certain executive officers. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the period ended December 28, 2013.  Incorporated herein by reference.

10.19*

Form of Executive Severance Agreement between SpartanNash Company and certain executive officers as amended. Previously filed as an exhibit to SpartanNash Company’s Annual Report on Form 10-K for the year ended March 31, 2012. Incorporated herein by reference.

10.20*

Form of Executive Severance Agreement between SpartanNash Company and certain executive officers. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the period ended December 28, 2013.  Incorporated herein by reference.

10.21

Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated January 9, 2015, among SpartanNash Company and certain of its subsidiaries, as borrowers, and Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party thereto.  Previously filed as an exhibit to the Company's Current Report on Form 8-K filed January 12, 2015.  Incorporated herein by reference.

21	Subsidiaries of SpartanNash Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.