Form 10-Q
period 2015-04-25
SpartanNash Co
filed 2015-05-28
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 25, 2015.

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

As of May 26, 2015, the registrant had 37,610,923 outstanding shares of common stock, no par value.

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

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (in particular, you should refer to the discussion of “Risk Factors” in Item 1A of our Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 25, 2015	January 3, 2015
Assets
Current assets
Cash and cash equivalents	$8,475	$6,443
Accounts and notes receivable, net	312,521	282,697
Inventories, net	562,979	577,197
Prepaid expenses and other current assets	26,397	31,882
Property and equipment held for sale	8,947	15,180
Total current assets	919,319	913,399

Property and equipment, net	579,825	597,150
Goodwill	297,280	297,280
Other assets, net	119,371	124,453

Total assets	$1,915,795	$1,932,282

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$349,893	$320,037
Accrued payroll and benefits	58,800	73,220
Other accrued expenses	39,045	44,690
Deferred income taxes	28,086	22,494
Current maturities of long-term debt and capital lease obligations	19,019	19,758
Total current liabilities	494,843	480,199

Long-term liabilities
Deferred income taxes	89,766	91,232
Postretirement benefits	16,734	23,701
Other long-term liabilities	41,608	39,387
Long-term debt and capital lease obligations	516,237	550,510
Total long-term liabilities	664,345	704,830

Commitments and contingencies (Note 6)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,761 and 37,524 shares outstanding	524,741	520,791
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(11,486)	(11,655)
Retained earnings	243,352	238,117
Total shareholders’ equity	756,607	747,253

Total liabilities and shareholders’ equity	$1,915,795	$1,932,282

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	16 Weeks Ended
	April 25,		April 19,
	2015		2014
Net sales	$2,312,683		$2,333,727
Cost of sales	1,976,437		1,986,389
Gross profit	336,246		347,338

Operating expenses
Selling, general and administrative	302,371		315,465
Merger integration and acquisition	2,684		4,168
Restructuring and asset impairment	7,338		127
Total operating expenses	312,393		319,760

Operating earnings	23,853		27,578

Other income and expenses
Interest expense	6,750		7,474
Other, net	(28)		5
Total other income and expenses	6,722		7,479

Earnings before income taxes and discontinued operations	17,131		20,099
Income taxes	6,684		7,580
Earnings from continuing operations	10,447		12,519

Loss from discontinued operations, net of taxes	(120)		(209)
Net earnings	$10,327		$12,310

Basic earnings per share:
Earnings from continuing operations	$0.28		$0.33
Loss from discontinued operations	(0.01)	*	—	*
Net earnings	$0.27		$0.33

Diluted earnings per share:
Earnings from continuing operations	$0.28		$0.33
Loss from discontinued operations	(0.01)	*	—	*
Net earnings	$0.27		$0.33

See accompanying notes to condensed consolidated financial statements.

*	Includes rounding

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	16 Weeks Ended
	April 25,	April 19,
	2015	2014

Net earnings	$10,327	$12,310

Other comprehensive income, before tax
Pension and postretirement liability adjustment	272	271
Total other comprehensive income, before tax	272	271

Income tax expense related to items of other comprehensive income	(103)	(103)

Total other comprehensive income, after tax	169	168
Comprehensive income	$10,496	$12,478

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance - January 3, 2015	37,524	$520,791	$(11,655)	$238,117	$747,253

Net earnings	—	—	—	10,327	10,327
Other comprehensive income	—	—	169	—	169
Dividends - $0.135 per share	—	—	—	(5,092)	(5,092)
Share repurchase	(79)	(2,526)	—	—	(2,526)
Stock-based employee compensation	—	4,753	—	—	4,753
Issuances of common stock and related tax benefit on stock option exercises and stock bonus plan and from deferred compensation plan	115	2,336	—	—	2,336
Issuances of restricted stock and related income tax benefits	312	175	—	—	175
Cancellations of restricted stock	(111)	(788)	—	—	(788)
Balance - April 25, 2015	37,761	$524,741	$(11,486)	$243,352	$756,607

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	16 Weeks Ended
	April 25,	April 19,
	2015	2014
Cash flows from operating activities
Net earnings	$10,327	$12,310
Loss from discontinued operations, net of tax	120	209
Earnings from continuing operations	10,447	12,519
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring and asset impairment charges	5,864	127
Depreciation and amortization	26,168	27,976
LIFO expense	1,723	1,972
Postretirement benefits expense	476	1,378
Deferred taxes on income	4,023	2,766
Stock-based compensation expense	4,753	3,929
Excess tax benefit on stock compensation	(174)	(131)
Other, net	123	(106)
Changes in operating assets and liabilities:
Accounts receivable	(30,205)	(24,229)
Inventories	12,495	29,511
Prepaid expenses and other assets	5,195	6,626
Accounts payable	31,346	(1,042)
Accrued payroll and benefits	(13,812)	(13,105)
Postretirement benefit payments	(650)	(3,623)
Other accrued expenses and other liabilities	(8,831)	(11,973)
Net cash provided by operating activities	48,941	32,595
Cash flows from investing activities
Purchases of property and equipment	(12,724)	(22,839)
Net proceeds from the sale of assets	9,670	1,804
Loans to customers	(1,435)	(2,050)
Payments from customers on loans	500	1,041
Other	(534)	(19)
Net cash used in investing activities	(4,523)	(22,063)
Cash flows from financing activities
Proceeds from revolving credit facility	269,916	320,864
Payments on revolving credit facility	(301,949)	(319,051)
Share repurchase	(2,526)	—
Repayment of other long-term debt	(2,979)	(2,395)
Financing fees paid	(1,845)	(123)
Excess tax benefit on stock compensation	174	131
Proceeds from sale of common stock	2,010	657
Dividends paid	(5,092)	(4,533)
Net cash used in financing activities	(42,291)	(4,450)
Cash flows from discontinued operations
Net cash used in operating activities	(95)	(234)
Net cash used in discontinued operations	(95)	(234)
Net increase in cash and cash equivalents	2,032	5,848
Cash and cash equivalents at beginning of period	6,443	9,216
Cash and cash equivalents at end of period	$8,475	$15,064

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

In the opinion of management, the accompanying financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of SpartanNash as of April 25, 2015, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2 Recently Issued Accounting Standards

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective on a retrospective basis for fiscal years beginning after December 15, 2015, and interim periods within those years. Adoption of this standard in fiscal 2016 will retroactively decrease Other long-term assets and Long-term debt as of April 25, 2015 by approximately $9.9 million.

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changed the criteria for reporting discontinued operations and modified related disclosure requirements. The Company adopted ASU 2014-08 in the first quarter of fiscal 2015.  Adoption of ASU 2014-08 did not have a material impact on the Consolidated Financial Statements.

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new guidance contained in the ASU affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On April 29, 2015, the FASB issued a one-year deferral of the effective date of this new guidance, which would result in the guidance being effective for the Company in the first quarter of its fiscal year ending December 29, 2018. Adoption is allowed by either the full retrospective or modified retrospective approach. The Company is currently in the process of evaluating the impact of adoption of this ASC on our Consolidated Financial Statements.

Note 3 Restructuring and Asset Impairment

The following table provides the activity of restructuring costs for the 16 weeks ended April 25, 2015. Accrued restructuring costs recorded in the Condensed Consolidated Balance Sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance - January 3, 2015	$13,988	$80	$14,068
Provision for lease and related ancillary costs, net of sublease income	6,760	—	6,760	(a)
Provision for severance	—	304	304	(b)
Changes in estimates	(287)	—	(287)	(c)
Lease termination adjustment	(1,745)	—	(1,745)	(d)
Accretion expense	175	—	175
Payments	(2,522)	(284)	(2,806)
Balance - April 25, 2015	$16,369	$100	$16,469
(a)	The provision for lease and related ancillary costs represents the initial charges estimated to be incurred for store closings in the Retail segment.
(b)	The provision for severance relates to a distribution center closing in the Food Distribution segment.

(c)	The changes in estimates relate to revised estimates of lease and ancillary costs and sublease income associated with previously closed stores.
(d)

The lease termination adjustment represents the benefit recognized in connection with lease buyouts on two previously closed stores. The lease liabilities were formerly included in our restructuring cost liability based on initial estimates.

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Restructuring and asset impairment charges included in the Condensed Consolidated Statements of Earnings consisted of the following:

	16 Weeks Ended
	April 25,	April 19,
(In thousands)	2015	2014
Asset impairment charges	$2,353	$906	(a)
Provision for leases and related ancillary costs, net of sublease income, related to store closings	6,760	18	(b)
Gains on sales of assets related to closed facilities	(1,540)	(1,318)	(c)
Provision for severance	304	196	(d)
Other costs associated with distribution center and store closings	1,493	724
Changes in estimates	(287)	(399)	(e)
Lease termination adjustment	(1,745)	—	(f)
	$7,338	$127
(a)	The asset impairment charges were incurred in the Retail segment due to the economic and competitive environment of certain stores.
(b)	The provision for lease and related ancillary costs, net of sublease income, represents the initial charges estimated to be incurred for store closings in the Retail segment.
(c)

The gains on sales of assets resulted from the sale of a closed food distribution center in the 16 weeks ended April 25, 2015 and the sales of customer lists related to closed stores in the 16 weeks ended April 19, 2014.

(d)	The provision for severance related to distribution center closings in the Food Distribution segment.
(e)

The changes in estimates relates to revised estimates of lease ancillary costs associated with previously closed facilities in the Retail and Food Distribution segments. The Retail segment realized $(287) and $(379) in the 16 weeks ended April 25, 2015 and April 19, 2014, respectively.

(f)	The lease termination adjustment represents the benefit recognized in connection with lease buyouts on two previously closed stores.

Note 4 Long-Term Debt

On January 9, 2015, SpartanNash Company and certain of its subsidiaries entered into an amendment (the “Amendment”) to the Company’s Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders to the Credit Agreement.  The Amendment reduced the interest rates by 0.25% and extended the maturity date of the Loan Agreement from November 19, 2018 to January 9, 2020.

Note 5 Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments.  At April 25, 2015 and January 3, 2015 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	April 25, 2015	January 3, 2015
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$19,019	$19,758
Long-term debt and capital lease obligations	516,237	550,510
Total book value of debt instruments	535,256	570,268
Fair value of debt instruments	540,421	574,008
Excess of fair value over book value	$5,165	$3,740

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

Long-lived assets with a book value of $5.6 million and $0.9 million as of April 25, 2015 and April 19, 2014, respectively, were measured at a fair value of $3.2 million and $0.0 million, respectively, on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Our accounting and finance team management, which report to the chief financial officer, determine our valuation policies and procedures. The development and determination of the unobservable inputs for level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance team management and are approved by the chief financial officer. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. SpartanNash estimates future cash flows based on experience and knowledge of the market in which the assets are located, and when necessary, uses real estate brokers. See Note 3 for discussion of long-lived asset impairment charges.

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

Note 7 Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the 16 weeks ended April 25, 2015 and April 19, 2014:

(In thousands)	April 25,	April 19,
16 Weeks Ended	2015	2014
	SpartanNash	Combined SpartanNash	*	Cash Balance	Super Foods
	Pension Plan	Pension Plan		Pension Plan	Pension Plan
Interest cost	$1,023	$1,355		$741	$614
Expected return on plan assets	(1,515)	(1,865)		(1,156)	(709)
Recognized actuarial net loss	255	305		305	—
Net periodic benefit	$(237)	$(205)		$(110)	$(95)
Settlement expense	—	—		—	—
Total expense (income)	$(237)	$(205)		$(110)	$(95)

(In thousands)	SERP			Spartan Stores Medical Plan
16 Weeks Ended	April 25,	April 19,		April 25,	April 19,
	2015	2014		2015	2014
Service cost	$—	$—		$71	$57
Interest cost	10	11		125	121
Amortization of prior service cost	—	—		(49)	(48)
Recognized actuarial net loss	13	9		53	6
Net periodic benefit	$23	$20		$200	$136

*The amounts above reflect the combined values of the Cash Balance and Super Foods Pension Plans as of April 19, 2014.

On January 1, 2015, the Super Foods Plan was merged into the Cash Balance Pension Plan which was renamed the SpartanNash Company Pension Plan. The Company made contributions of $0.4 million to the SpartanNash Company Pension Plan during the 16 weeks ended April 25, 2015. This quarterly amount was determined based on 2014 plan year funding valuation results of the legacy Super Foods Plan. The 2015 valuation results for the merged SpartanNash Company Pension Plan may reduce or even eliminate the need for required quarterly contributions for 2015; therefore the Company does not expect to make any additional contributions for the fiscal year ending January 2, 2016.

As previously stated in Note 6, SpartanNash contributes to the Central States Southeast and Southwest Areas Pension Fund (“Fund”) (EIN 7456500) under the terms of the existing collective bargaining agreements and in the amounts set forth in the related collective bargaining agreements. SpartanNash employer contributions during the fiscal year ended January 3, 2015 totaled $12.9 million, which Fund administrators represent is less than 5% of total employer contributions to the Fund. SpartanNash’s employer contributions for the 16 weeks ended April 25, 2015 and April 19, 2014 were $4.2 million and $4.1 million, respectively.  Based on the most recent information available to SpartanNash, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits.  Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that SpartanNash’s contributions to this plan will increase each year.  On December 13, 2014, Congress passed the Multiemployer Pension Reform Act of 2014 (“MPRA”).  The MPRA is intended to address funding shortfalls in both multiemployer pension plans and the Pension Benefit Guaranty Corporation.  Because the MPRA is a complex piece of legislation, its effects on the Plan and potential implications for the Company are not known at this time.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

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

During the 16 week periods ended April 25, 2015 and April 19, 2014, $0.2 million and $0.2 million, respectively, was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.3 million and $0.3 million, respectively, increased selling, general and administrative expenses and $0.1 million and $0.1 million, respectively, reduced income taxes in each period.

Note 9 Income Taxes

The effective income tax rate was 39.0% and 37.7% for the 16 weeks ended April 25, 2015 and April 19, 2014, respectively. The differences from the Federal statutory rate in the current and prior year periods are primarily due to state income taxes.

Note 10 Share Based Compensation

SpartanNash has two shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

SpartanNash accounts for share-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the financial statements over the period that an employee is required to provide services in exchange for the award. SpartanNash recognized share-based compensation expense (net of tax) of $2.9 million ($0.08 per diluted share) and $2.4 million ($0.06 per diluted share) for the 16 weeks ended April 25, 2015 and April 19, 2014, respectively, as a component of Operating expenses and Income taxes in the Condensed Consolidated Statements of Earnings.

The following table summarizes activity in the share-based compensation plans for the 16 weeks ended April 25, 2015:

	Shares	Weighted	Restricted	Weighted Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at January 3, 2015	494,483	$20.61	600,653	23.08
Granted	—	—	311,622	26.55
Exercised/Vested	(91,875)	21.99	(112,360)	22.68
Cancelled/Forfeited	—	—	(6,943)	21.40
Outstanding at April 25, 2015	402,608	$20.30	792,972	24.50
Vested and expected to vest in the future at April 25, 2015	402,608	$20.30
Exercisable at April 25, 2015	402,608	$20.30

There were no stock options granted during the 16 weeks ended April 25, 2015 and April 19, 2014.

As of April 25, 2015, total unrecognized compensation cost related to non-vested share-based awards granted under our stock incentive plans was $8.0 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.8 years for restricted stock. All compensation costs related to stock options have been recognized.

Note 11 Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.  There were no additional operations that were reclassified to discontinued operations during the 16 weeks ended April 25, 2015.

Note 12 Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	16 Weeks Ended
	April 25,	April 19,
(In thousands, except per share amounts)	2015	2014
Numerator:
Earnings from continuing operations	$10,447	$12,519
Adjustment for earnings attributable to participating securities	(189)	(232)
Earnings from continuing operations used in calculating earnings per share	$10,258	$12,287
Denominator:
Weighted average shares outstanding, including participating securities	37,689	37,600
Adjustment for participating securities	(682)	(697)
Shares used in calculating basic earnings per share	37,007	36,903
Effect of dilutive stock options	113	118
Shares used in calculating diluted earnings per share	37,120	37,021
Basic earnings per share from continuing operations	$0.28	$0.33
Diluted earnings per share from continuing operations	$0.28	$0.33

Note 13 Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $8.3 million and $6.9 million for the 16 weeks ended April 25, 2015 and April 19, 2014, respectively. Non-cash investing activities include capital expenditures included in accounts payable of $2.0 million and $1.8 million for the 16 weeks ended April 25, 2015 and April 19, 2014, respectively.

Note 14 Operating Segment Information

The following tables set forth information about SpartanNash by operating segment:

(In thousands)	Military	Food Distribution	Retail	Total
16 Week Period Ended April 25, 2015
Net sales to external customers	$699,394	$986,435	$626,854	$2,312,683
Inter-segment sales	—	281,275	—	281,275
Merger integration and acquisition expenses	—	2,187	497	2,684
Depreciation and amortization	3,733	8,536	13,516	25,785
Operating earnings	6,158	20,249	(2,554)	23,853
Capital expenditures	584	3,553	8,587	12,724

(In thousands)	Military	Food Distribution	Retail	Total
16 Week Period Ended April 19, 2014
Net sales to external customers	$684,167	$971,002	$678,558	$2,333,727
Inter-segment sales	—	296,346	—	296,346
Merger integration and acquisition expenses	—	4,168	—	4,168
Depreciation and amortization	4,277	9,019	14,257	27,553
Operating earnings	4,421	14,209	8,948	27,578
Capital expenditures	10,195	6,567	6,077	22,839

	April 25, 2015	January 3, 2015
Total Assets
Military	$462,978	$435,647
Food Distribution	742,732	763,914
Retail	705,343	727,979
Discontinued operations	4,742	4,742
Total	$1,915,795	$1,932,282

The following table presents sales by type of similar product and services:

	16 Weeks Ended
(Dollars in thousands)	April 25, 2015		April 19, 2014
Non-perishables (1)	$1,472,711	63.7%	$1,475,060	63.2%
Perishables (2)	713,034	30.8%	719,004	30.8%
Pharmacy	92,039	4.0%	84,693	3.6%
Fuel	34,899	1.5%	54,970	2.4%
Consolidated net sales	$2,312,683	100.0%	$2,333,727	100.0%
(1)	Consists primarily of general merchandise, grocery, beverages, snacks, tobacco products and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 15 Subsequent Event

On April 27, 2015, the Company entered into an asset purchase agreement with Dan’s Supermarket Inc., a six-store chain serving Bismarck and Mandan, North Dakota.  The transaction is expected to close in June, 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

SpartanNash Company is headquartered in Grand Rapids, Michigan. Our business consists of three primary operating segments: Military, Food Distribution and Retail. We are a leading multi-regional grocery distributor and grocery retailer and the largest distributor, by revenue, of grocery products to military commissaries and exchanges in the United States.

Our Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Puerto Rico, Cuba, Egypt, Bahrain and Honduras. We have over 40 years of experience acting as a distributor to U.S. military commissaries and exchanges.

Our Food Distribution segment provides a wide variety of nationally branded and private label grocery products and perishable food products, including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care from 12 distribution centers to approximately 2,100 independent retail locations and 159 corporate-owned retail stores located in 44 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States. We also service a large national retailer with certain product classes.  Food Distribution sales are made to more than 11,500 retail locations for this customer.

Our Retail segment operates 159 supermarkets in the Midwest and Great Lakes which operate primarily under the banners of Family Fare Supermarkets, No Frills, Bag ‘N Save, Family Fresh Markets, D&W Fresh Markets, Sun Mart and Econofoods. Our retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. We offer pharmacy services in 79 of our supermarkets and we operate 30 fuel centers. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

Typically, all fiscal quarters are 12 weeks, except for our first quarter, which is 16 weeks and will generally include the Easter holiday. Our fourth quarter includes the Thanksgiving and Christmas holidays.  Fiscal 2014 was comprised of 53 weeks.  As a result, the fourth quarter of fiscal 2014 consisted of 13 weeks.

The following table sets forth items from our Condensed Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales
	April 25,		April 19,
(Unaudited)	2015		2014		Percentage Change
Net sales	100.0		100.0		(0.9)
Gross profit	14.5		14.9		(3.2)
Merger integration and acquisition	0.1		0.2		(35.6)
Selling, general and administrative expenses	13.1		13.5		(4.2)
Restructuring and asset impairment	0.3		0.0		**
Operating earnings	1.0		1.2		(13.5)
Other income and expenses	0.3		0.3		(10.1)
Earnings before income taxes and discontinued operations	0.7		0.9		(14.8)
Income taxes	0.2	*	0.4	*	(11.8)
Earnings from continuing operations	0.5		0.5		(16.6)
Loss from discontinued operations, net of taxes	(0.1)	*	(0.0)		(42.6)
Net earnings	0.4		0.5		(16.1)
*	Difference due to rounding
**	Not meaningful

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

Following is an unaudited reconciliation of operating earnings to adjusted operating earnings for the sixteen weeks ended April 25, 2015 and April 19, 2014.

(Unaudited)	16 Weeks Ended
(In thousands)	April 25, 2015	April 19, 2014
Operating earnings	$23,853	$27,578
Adjustments:
Merger integration and acquisition	2,684	4,168
Restructuring and asset impairment	7,338	127
Adjusted operating earnings	$33,875	$31,873
Reconciliation of operating earnings to adjusted operating earnings by segment:
Military:
Operating earnings	$6,158	$4,421
Adjusted operating earnings	$6,158	$4,421
Food Distribution:
Operating earnings	$20,249	$14,209
Adjustments:
Merger integration and acquisition	2,187	4,168
Restructuring (gains) charges and asset impairment	(281)	722
Adjusted operating earnings	$22,155	$19,099
Retail:
Operating (loss) earnings	$(2,554)	$8,948
Adjustments:
Merger integration and acquisition	497	—
Restructuring charges (gains) and asset impairment	7,619	(595)
Adjusted operating earnings	$5,562	$8,353

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

Following is an unaudited reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the sixteen weeks ended April 25, 2015 and April 19, 2014.

	16 Weeks Ended
	April 25, 2015		April 19, 2014
		Earnings from		Earnings from
	Earnings	continuing	Earnings	continuing
	from	operations	from	operations
(Unaudited)	continuing	per diluted	continuing	per diluted
(In thousands, except per share data)	operations	share	operations	share
Earnings from continuing operations	$10,447	$0.28	$12,519	$0.33
Adjustments, net of taxes:
Merger integration and acquisition	1,638	0.04	2,596	0.07
Restructuring and asset impairment charges	4,478	0.12	79	0.00
Adjusted earnings from continuing operations	$16,563	$0.44	$15,194	$0.40

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP operating financial measure that we define as operating earnings plus depreciation and amortization, and other non-cash items including deferred (stock) compensation, the LIFO provision, as well as adjustments for unusual items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

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

Following is an unaudited reconciliation of operating earnings to adjusted EBITDA for the sixteen weeks ended April 25, 2015 and April 19, 2014.

(Unaudited)	16 Weeks Ended
(In thousands)	April 25, 2015	April 19, 2014
Operating earnings	$23,853	$27,578
Adjustments:
LIFO expense	1,723	1,972
Depreciation and amortization	25,785	27,553
Restructuring and asset impairment charges	7,338	127
Merger integration and acquisition	2,684	4,168
Stock based compensation	4,753	3,929
Other non-cash (gains)	(247)	(415)
Adjusted EBITDA	$65,889	$64,912

Reconciliation of operating earnings to adjusted EBITDA by segment:

Military:
Operating earnings	$6,158	$4,421
Adjustments:
LIFO expense	388	471
Depreciation and amortization	3,733	4,277
Stock based compensation	704	310
Other non-cash charges	97	5
Adjusted EBITDA	$11,080	$9,484
Food Distribution:
Operating earnings	$20,249	$14,209
Adjustments:
LIFO expense	890	962
Depreciation and amortization	8,536	9,019
Restructuring (gains) charges and asset impairment	(281)	722
Merger integration and acquisition	2,187	4,168
Stock based compensation	2,230	1,911
Other non-cash charges (gains)	35	(78)
Adjusted EBITDA	$33,846	$30,913
Retail:
Operating (loss) earnings	$(2,554)	$8,948
Adjustments:
LIFO expense	445	539
Depreciation and amortization	13,516	14,257
Restructuring charges (gains) and asset impairment	7,619	(595)
Merger integration and acquisition	497	—
Stock based compensation	1,819	1,708
Other non-cash (gains)	(379)	(342)
Adjusted EBITDA	$20,963	$24,515

Net Sales – Net sales for the quarter ended April 25, 2015 (“first quarter”) decreased $21.0 million, or 0.9 percent, from $2,333.7 million in the quarter ended April 19, 2014 (“prior year first quarter”) to $2,312.7 million as increases in the food distribution and military segments were offset by the impact of our store rationalization plan and significantly lower retail fuel prices.

Net sales for the first quarter in our Military segment increased $15.2 million, or 2.2 percent, from $684.2 million in the prior year first quarter to $699.4 million. The first quarter increase was primarily due to increased export sales and net new business.

Net sales for the first quarter in our Food Distribution segment, after intercompany eliminations, increased $15.4 million, or 1.6 percent, from $971.0 million in the prior year first quarter to $986.4 million.

Net sales for the first quarter in our Retail segment decreased $51.7 million, or 7.6 percent, from $678.6 million in the prior year first quarter to $626.9 million, primarily due to $27.8 million in lower sales due to the closure of retail stores and fuel centers, $15.8 million in significantly lower retail fuel prices and a 1.2 percent decrease in comparable store sales, excluding fuel.  As anticipated, comparable store sales reflect the inclusion of the stores obtained in the merger with Nash Finch, the significant winter weather benefit in the first quarter last year and limited center store inflation.  We define a retail store as comparable when it is in operation for 14 periods (a period is four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

Gross profit for the first quarter decreased $11.1 million, or 3.2 percent, from $347.3 million in the prior year first quarter to $336.2 million. As a percent of net sales, gross profit for the first quarter decreased to 14.5 percent from 14.9 percent. The first quarter gross profit rate decrease was principally driven by a higher mix of lower margin military and food distribution sales.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the first quarter decreased $13.1 million, or 4.2 percent, from $315.5 million in the prior year first quarter to $302.4 million. As a percent of net sales, SG&A expenses were 13.1 percent for the first quarter compared to 13.5 percent in the prior year first quarter. The decrease was primarily due to benefits from merger synergies, lower fuel and health care costs as well as the impact of closed stores and one closed warehouse.

Merger Integration and Acquisition –Merger integration and acquisition expenses for the first quarter decreased $1.5 million, or 35.6%, from $4.2 million in the prior year first quarter to $2.7 million related to on-going integration activities following the merger with Nash-Finch Company.

Restructuring and Asset Impairment – The first quarter restructuring and asset impairment charges consisted primarily of charges related to underperforming retail stores and costs related to the closure of retail stores and a distribution center, partially offset by the gain on sale of assets related to a previously closed food distribution center and favorable settlements on lease terminations of previously closed stores. Restructuring and asset impairment charges in the prior year first quarter consisted primarily of asset impairment charges for a retail store and restructuring charges related to the closure of a distribution center, partially offset by gains on sales of assets related to certain closed stores.

Interest Expense – Interest expense decreased $0.7 million, or 9.7 percent, from $7.5 million in the prior year first quarter to $6.8 million. The decrease in interest expense was primarily due to decreased borrowings and a lower interest rate from the amended senior secured credit agreement.  On January 9, 2015, the Company amended its credit agreement which reduced the interest rate.

Income Taxes – The effective income tax rate was 39.0% and 37.7% for the 16 weeks ended April 25, 2015 and April 19, 2014, respectively. The differences from the Federal statutory rate in the current and prior year periods are primarily due to state income taxes.

Discontinued Operations

Certain of our retail and food distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows for the 16 weeks ended:

	16 Weeks Ended
	April 25, 2015	April 19, 2014
Cash flows from operating activities
Net cash provided by operating activities	$48,941	$32,595
Net cash used in investing activities	(4,523)	(22,063)
Net cash used in financing activities	(42,291)	(4,450)
Net cash used in discontinued operations	(95)	(234)
Net increase in cash and cash equivalents	2,032	5,848
Cash and cash equivalents at beginning of period	6,443	9,216
Cash and cash equivalents at end of period	$8,475	$15,064

Net cash provided by operating activities increased from the prior year first quarter primarily due to the timing of working capital requirements.

Net cash used in investing activities decreased $17.5 million to $4.5 million during the first quarter from $22.1 million in the prior year first quarter.  The decrease was primarily due to proceeds from the sale of assets related to a previously closed food distribution center in the first quarter and capital expenditures related to the expansion of a military distribution center in the prior year first quarter.  Military, Food Distribution and Retail segments utilized 4.6 percent, 27.9 percent and 67.5 percent of capital expenditures, respectively in fiscal 2015.

Net cash used in financing activities in the first quarter resulted primarily from net payments from the revolving credit facility of $32.0 million, the payment of dividends of $5.1 million, the repayment of other long term debt of $3.0 million and share repurchases of $2.5 million. Net cash used in financing activities in the prior year first quarter resulted primarily from the payment of dividends of $4.5 million. A 12.5 percent increase in the quarterly dividend rate from $0.12 per share to $0.135 per share was approved by the Board of Directors and announced on February 25, 2015. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including our future financial condition, anticipated profitability and cash flows and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at April 25, 2015 are $19.0 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations contains the net cash flows of our discontinued operations and consists primarily of facility maintenance expenditures.

Our principal sources of liquidity are cash flows generated from operations and our senior secured credit facility which has maximum available credit of $1.0 billion. As of April 25, 2015, our senior secured revolving credit facility and senior secured term loan had outstanding borrowings of $418.2 million.  Additional available borrowings under our $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit agreement requires that SpartanNash maintain excess availability of 10 percent of the borrowing base as such term is defined in the credit agreement.  SpartanNash had excess availability after the 10 percent covenant of $370.3 million at April 25, 2015. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $12.6 million were outstanding as of April 25, 2015. The revolving credit facility matures January 2020, and is secured by substantially all of our assets. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and senior note debt redemption and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

Our current ratio decreased to 1.86:1.00 at April 25, 2015 from 1.90:1.00 at January 3, 2015 and our investment in working capital decreased to $424.5 million at April 25, 2015 from $433.2 million at January 3, 2015. Our net debt to total capital ratio decreased to 0.41:1.00 at April 25, 2015 versus 0.43:1.00 at January 3, 2015.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of April 25, 2015 and January 3, 2015.

	April 25, 2015	January 3, 2015
Current maturities of long-term debt and capital lease obligations	$19,019	$19,758
Long-term debt and capital lease obligations	516,237	550,510
Total debt	535,256	570,268
Cash and cash equivalents	(8,475)	(6,443)
Total net long-term debt	$526,781	$563,825

For information on contractual obligations, see our Form 10-K for the fiscal year ended January 3, 2015. At April 25, 2015, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

Ratio of Earnings to Fixed Charges

For purposes of calculating the ratio of earnings to fixed charges under the terms of our Senior Notes, earnings consist of net earnings, as adjusted under the terms of the Senior Notes indenture, plus income tax expense, fixed charges and non-cash charges, less cash payments relating to non-cash charges added back to net earnings in prior periods. Fixed charges consist of interest cost, including capitalized interest, and amortization of debt issue costs. Our ratio of earnings to fixed charges was 9.70:1.00 for the four quarters ended April 25, 2015.

Off-Balance Sheet Arrangements

We have also made certain commercial commitments that extend beyond April 25, 2015. These commitments consist primarily of standby letters of credit of $12.6 million as of April 25, 2015.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Form 10-K for the fiscal year ended January 3, 2015.

Recently Issued Accounting Standards

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The new guidance is effective on a retrospective basis for fiscal years beginning after December 15, 2015, and interim periods within those years. Adoption of this standard in fiscal 2016 will retroactively decrease Other long-term assets and Long-term debt as of April 25, 2015 by approximately $9.9 million.

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changed the criteria for reporting discontinued operations and modified related disclosure requirements. The Company adopted ASU 2014-08 in the first quarter of fiscal 2015.  Adoption of ASU 2014-08 did not have a material impact on the Consolidated Financial Statements.

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new guidance contained in the ASU affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On April 29, 2015, the FASB issued a one-year deferral of the effective date of this new guidance, which would result in the guidance being effective for the Company in the first quarter of its fiscal year ending December 29, 2018. Adoption is allowed by either the full retrospective or modified retrospective approach. We are currently in the process of evaluating the impact of adoption of this ASC on our Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk”, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of April 25, 2015 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Interim Chief Accounting Officer (“CAO”). SpartanNash’s management, including the CEO, CFO and Interim CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the first quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The information regarding the Putative Class Actions set forth in Note 6 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements set forth under Item 1 of this report is incorporated herein by reference.

ITEM 1a. Risk Factors

Changes in our vendor base may adversely affect our business.

We source the products we sell from a wide variety of vendors. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. We depend on our vendors for, among other things, appropriate allocation of merchandise, assortments of products, operation of vendor-focused shopping experiences within our stores, and funding for various forms of promotional allowances. There has been significant consolidation in the food industry, and this consolidation may continue to our commercial disadvantage.  Such changes could have a material adverse impact on our revenues and profitability.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 16 week period ended April 25, 2015. On May 17, 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of the SpartanNash’s common stock.  The approximate dollar value of shares that may yet be purchased under the repurchase plan was $18.8 million as of April 25, 2015. All employee transactions are under associate stock compensation plans. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

SpartanNash Purchases of Equity Securities

Total
	Number	Average
	of Shares	Price Paid
Period	Purchased	per Share
January 3 – January 31, 2015
Employee Transactions	—	$—
Repurchase Program	—	$—
February 1 – February 28, 2015
Employee Transactions	30,567	$25.78
Repurchase Program	—	$—
March 1 – March 28, 2015
Employee Transactions	—	$—
Repurchase Program	—	$—
March 29 – April 25, 2015
Employee Transactions	—	$—
Repurchase Program	79,400	$31.80
Total for Quarter ended April 25, 2015
Employee Transactions	30,567	$25.78
Repurchase Program	79,400	$31.80

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

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

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.1	Form of Restricted Stock Award to Non-Employee Directors.

10.2	Form of Restricted Stock Award to Executive Officers.

10.3	Form of 2015 Long-Term Executive Cash Incentive Award.

10.4

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

SPARTANNASH COMPANY (Registrant)
Date: May 28, 2015	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Operating Officer (Principal Financial Officer and duly authorized to sign for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

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

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.1	Form of Restricted Stock Award to Non-Employee Directors.

10.2	Form of Restricted Stock Award to Executive Officers.

10.3	Form of 2015 Long-Term Executive Cash Incentive Award.

10.4

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