Form 10-Q
period 2015-07-18
SpartanNash Co
filed 2015-08-20
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 18, 2015.

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

As of August 17, 2015, the registrant had 37,516,876 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in our press releases and in our website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of SpartanNash Company and subsidiaries (“SpartanNash”). These forward-looking statements are identifiable by words or phrases indicating that SpartanNash or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should,” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that the Company is “positioned” for a particular result, or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. Our asset impairment, restructuring cost provisions and fair value measurements are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, other report, release, presentation, or statement.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 18, 2015	January 3, 2015
Assets
Current assets
Cash and cash equivalents	$13,085	$6,443
Accounts and notes receivable, net	298,034	282,697
Inventories, net	552,327	577,197
Prepaid expenses and other current assets	21,678	31,882
Property and equipment held for sale	5,996	15,180
Total current assets	891,120	913,399

Property and equipment, net	587,871	597,150
Goodwill	331,523	297,280
Other assets, net	122,478	124,453

Total assets	$1,932,992	$1,932,282

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$350,719	$320,037
Accrued payroll and benefits	60,541	73,220
Other accrued expenses	45,705	44,690
Deferred income taxes	28,819	22,494
Current maturities of long-term debt and capital lease obligations	21,669	19,758
Total current liabilities	507,453	480,199

Long-term liabilities
Deferred income taxes	87,316	91,232
Postretirement benefits	17,022	23,701
Other long-term liabilities	39,379	39,387
Long-term debt and capital lease obligations	516,012	550,510
Total long-term liabilities	659,729	704,830

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,517 and 37,524 shares outstanding	518,615	520,791
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(11,359)	(11,655)
Retained earnings	258,554	238,117
Total shareholders’ equity	765,810	747,253

Total liabilities and shareholders’ equity	$1,932,992	$1,932,282

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 18,	July 12,	July 18,		July 12,
	2015	2014	2015		2014
Net sales	$1,795,864	$1,810,175	$4,108,547		$4,143,902
Cost of sales	1,533,822	1,545,061	3,510,259		3,531,450
Gross profit	262,042	265,114	598,288		612,452

Operating expenses
Selling, general and administrative	225,433	228,806	527,804		544,271
Merger integration and acquisition	151	2,581	2,835		6,749
Restructuring (gains) charges and asset impairment	(336)	1,078	7,002		1,205
Total operating expenses	225,248	232,465	537,641		552,225

Operating earnings	36,794	32,649	60,647		60,227

Other income and expenses
Interest expense	4,894	5,475	11,644		12,949
Other, net	(26)	—	(54)		5
Total other income and expenses	4,868	5,475	11,590		12,954

Earnings before income taxes and discontinued operations	31,926	27,174	49,057		47,273
Income taxes	11,619	9,779	18,303		17,359
Earnings from continuing operations	20,307	17,395	30,754		29,914

Loss from discontinued operations, net of taxes	(46)	(76)	(166)		(285)
Net earnings	$20,261	$17,319	$30,588		$29,629

Basic earnings per share:
Earnings from continuing operations	0.54	0.46	$0.82		$0.79
Loss from discontinued operations	—	—	(0.01)	*	—	*
Net earnings	0.54	0.46	$0.81		$0.79

Diluted earnings per share:
Earnings from continuing operations	$0.54	$0.46	$0.81		$0.79
Loss from discontinued operations	—	—	—		—	*
Net earnings	$0.54	$0.46	$0.81		$0.79

See accompanying notes to condensed consolidated financial statements.

*	Includes rounding

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 18,	July 12,	July 18,	July 12,
	2015	2014	2015	2014

Net earnings	$20,261	$17,319	$30,588	$29,629

Other comprehensive income, before tax
Pension and postretirement liability adjustment	205	204	477	475
Total other comprehensive income, before tax	205	204	477	475

Income tax expense related to items of other comprehensive income	(78)	(78)	(181)	(181)

Total other comprehensive income, after tax	127	126	296	294
Comprehensive income	$20,388	$17,445	$30,884	$29,923

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance - January 3, 2015	37,524	$520,791	$(11,655)	$238,117	$747,253

Net earnings	—	—	—	30,588	30,588
Other comprehensive income	—	—	296	—	296
Dividends - $0.27 per share	—	—	—	(10,151)	(10,151)
Share repurchase	(282)	(9,000)	—	—	(9,000)
Stock-based employee compensation	—	5,662	—	—	5,662
Issuances of common stock and related tax benefit on stock option exercises and stock bonus plan and from deferred compensation plan	138	2,828	—	—	2,828
Issuances of restricted stock and related income tax benefits	312	1,060	—	—	1,060
Cancellations of restricted stock	(175)	(2,726)	—	—	(2,726)
Balance - July 18, 2015	37,517	$518,615	$(11,359)	$258,554	$765,810

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	28 Weeks Ended
	July 18,	July 12,
	2015	2014
Cash flows from operating activities
Net earnings	$30,588	$29,629
Loss from discontinued operations, net of tax	166	285
Earnings from continuing operations	30,754	29,914
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring and asset impairment charges	5,549	1,205
Depreciation and amortization	45,914	47,702
LIFO expense	3,017	3,527
Postretirement benefits expense	562	2,843
Deferred taxes on income	2,228	4,182
Stock-based compensation expense	5,662	5,064
Excess tax benefit on stock compensation	(1,036)	(601)
Other, net	117	(156)
Changes in operating assets and liabilities:
Accounts receivable	(16,413)	(47,178)
Inventories	25,583	20,305
Prepaid expenses and other assets	1,179	3,123
Accounts payable	31,700	23,566
Accrued payroll and benefits	(14,758)	(17,617)
Postretirement benefit payments	(652)	(4,798)
Other accrued expenses and other liabilities	3,949	(7,108)
Net cash provided by operating activities	123,355	63,973
Cash flows from investing activities
Purchases of property and equipment	(37,186)	(37,620)
Net proceeds from the sale of assets	16,613	3,427
Acquisition, net of cash acquired	(32,229)	—
Loans to customers	(2,075)	(4,544)
Payments from customers on loans	834	2,453
Other	(563)	(163)
Net cash used in investing activities	(54,606)	(36,447)
Cash flows from financing activities
Proceeds from revolving credit facility	528,237	557,975
Payments on revolving credit facility	(558,709)	(575,729)
Share repurchase	(9,000)	—
Repayment of other long-term debt	(4,671)	(4,246)
Financing fees paid	(1,868)	(436)
Excess tax benefit on stock compensation	1,036	601
Proceeds from sale of common stock	2,401	758
Dividends paid	(10,151)	(9,059)
Net cash used in financing activities	(52,725)	(30,136)
Cash flows from discontinued operations
Net cash provided by (used in) operating activities	593	(186)
Net cash used in investing activities	(9,975)	—
Net cash used in discontinued operations	(9,382)	(186)
Net increase (decrease) in cash and cash equivalents	6,642	(2,796)
Cash and cash equivalents at beginning of period	6,443	9,216
Cash and cash equivalents at end of period	$13,085	$6,420

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements (the “financial statements”) include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of SpartanNash as of July 18, 2015, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2 Recently Issued Accounting Standards

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective on a retrospective basis for fiscal years beginning after December 15, 2015, and interim periods within those years. Adoption of this standard in fiscal 2016 will retroactively decrease Other long-term assets and Long-term debt.  As of July 18, 2015, such amount was approximately $9.6 million.

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

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new guidance contained in the ASU affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this new guidance, which results in the guidance being effective for the Company in the first quarter of its fiscal year ending December 29, 2018. Adoption is allowed by either the full retrospective or modified retrospective approach. The Company is currently in the process of evaluating the impact of adoption of this ASC on its Consolidated Financial Statements.

Note 3 Acquisitions

On June 16, 2015, SpartanNash acquired certain assets and assumed certain liabilities of Dan’s Super Market, Inc. (“Dan’s”) for a total purchase price of $32.6 million, which includes inventory of $3.8 million.  The results of operations of the Dan’s acquisition are included in the accompanying Condensed Consolidated Financial Statements from the date of acquisition.  Dan’s is a six-store chain serving Bismarck and Mandan, North Dakota, and was not a customer of the SpartanNash Food Distribution segment prior to the acquisition. SpartanNash acquired the Dan’s stores to strengthen its offering in this region from both a retail and distribution perspective. The purchased assets include inventory, equipment, trade name, favorable lease, non-compete agreements, and goodwill. The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date and were based on preliminary estimates that may be subject to further adjustments within the measurement period.  Goodwill of $24.5 million and $1.0 million was preliminarily assigned to the Retail and Food Distribution segments, respectively.

On June 2, 2015, SpartanNash acquired certain assets of Bo's Super Market, Inc. (“Bo’s”).  Bo’s is a twelve-store chain serving southeastern North Carolina and was a customer of the SpartanNash Food Distribution segment prior to the acquisition.  SpartanNash intends to sell the stores to an independent distribution customer within the 12-month period following the acquisition. The purchased assets include inventory, equipment, and goodwill and are classified as held for sale in the Condensed Consolidated Balance Sheets. The acquired assets were recorded at their estimated fair values less estimated costs to sell as of the acquisition date and were based on preliminary estimates that may be subject to further adjustments within the measurement period.  Goodwill of $8.7 million was preliminarily assigned to the Food Distribution segment. The results of operations are reported as discontinued operations in the Condensed Consolidated Financial Statements as the acquired assets meet the criteria to be held for sale at the date of acquisition.

Note 4 Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Retail	Food Distribution	Total
Balance at January 3, 2015:
Goodwill	$252,532	$131,348	$383,880
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	165,932	131,348	297,280
Acquisitions (including held-for-sale disposal group)	24,512	9,746	34,258
Other	(15)	—	(15)
Balance at July 18, 2015:
Goodwill	277,029	141,094	418,123
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	$190,429	$141,094	$331,523

Note 5 Restructuring and Asset Impairment

The following table provides the activity of restructuring costs for the 28 weeks ended July 18, 2015. Accrued restructuring costs recorded in the Condensed Consolidated Balance Sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at January 3, 2015	$13,988	$80	$14,068
Provision for lease and related ancillary costs, net of sublease income	6,760	—	6,760	(a)
Provision for severance	—	304	304	(b)
Changes in estimates	(287)	—	(287)	(c)
Lease termination adjustment	(1,745)	—	(1,745)	(d)
Accretion expense	326	—	326
Payments	(3,404)	(304)	(3,708)
Balance at July 18, 2015	$15,638	$80	$15,718
(a)	The provision for lease and related ancillary costs represents the initial charges estimated to be incurred for store closings in the Retail segment.
(b)	The provision for severance relates to a distribution center closing in the Food Distribution segment.
(c)	The changes in estimates relate to revised estimates of lease and ancillary costs and sublease income associated with previously closed stores.
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

Restructuring and asset impairment charges included in the Condensed Consolidated Statements of Earnings consisted of the following:

	12 Weeks Ended		28 Weeks Ended
	July 18,	July 12,	July 18,	July 12,
(In thousands)	2015	2014	2015	2014
Asset impairment charges (a)	$—	$—	$2,353	$906
Provision for leases and related ancillary costs, net of sublease income, related to store closings (b)	—	218	6,760	236
(Gains) losses on sales of assets related to closed facilities (c)	(336)	320	(1,876)	(998)
Provision for severance (d)	—	70	304	266
Other costs associated with distribution center and store closings	—	163	1,493	887
Changes in estimates (e)	—	307	(287)	(92)
Lease termination adjustment (f)	—	—	(1,745)	—
	$(336)	$1,078	$7,002	$1,205

(a)	The asset impairment charges were incurred in the Retail segment due to the economic and competitive environment of certain stores.
(b)	The provision for lease and related ancillary costs, net of sublease income, represents the initial charges estimated to be incurred for store closings in the Retail segment.
(c)	The (gains) losses on sales of assets resulted from the sale of a closed food distribution center and sales of closed stores in fiscal 2015 and sales of assets related to closed stores in fiscal 2014.
(d)	The provision for severance related to distribution center closings in the Food Distribution segment.
(e)

The changes in estimates relates to revised estimates of lease ancillary costs associated with previously closed facilities in the Retail and Food Distribution segments. The Retail segment realized $(287) and $(379) in the 28 weeks ended July 18, 2015 and July 12, 2014, respectively.

(f)	The lease termination adjustment represents the benefit recognized in connection with lease buyouts on two previously closed stores.

Note 6 Long-Term Debt

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

Note 7 Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments.  At July 18, 2015 and January 3, 2015 the estimated fair value and the book value of our debt instruments were as follows:

(In thousands)	July 18, 2015	January 3, 2015
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$21,669	$19,758
Long-term debt and capital lease obligations	516,012	550,510
Total book value of debt instruments	537,681	570,268
Fair value of debt instruments	541,599	574,008
Excess of fair value over book value	$3,918	$3,740

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

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Assets with a book value of $5.6 million and $0.9 million were measured at fair value of $3.2 million and $0.0 million, respectively, in the 28 weeks ended July 18, 2015 and July 12, 2014, respectively. Our accounting and finance team management, which report to the chief financial officer, determine our valuation policies and procedures. The development and determination of the unobservable inputs for level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance team management and are approved by the chief financial officer. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. SpartanNash estimates future cash flows based on experience and knowledge of the market in which the assets are located, and when necessary, uses real estate brokers. See Note 5 for discussion of long-lived asset impairment charges.

Note 8 Commitments and Contingencies

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

SpartanNash contributes to the Central States multi-employer pension plan based on obligations arising from its collective bargaining agreements in Bellefontaine, Ohio, Lima, Ohio, and Grand Rapids, Michigan covering its distribution center union associates at those locations. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by contributing employers and unions; however, SpartanNash is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets and the administration of the plan. SpartanNash currently contributes to the Central States, Southeast and Southwest Areas Pension Fund under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan. This schedule requires varying increases in employer contributions over the previous year’s contribution. Increases are set within the collective bargaining agreement and vary by location. On December 13, 2014, Congress passed the Multiemployer Pension Reform Act of 2014 (“MPRA”).  The MPRA is intended to address funding shortfalls in both multiemployer pension plans and the Pension Benefit Guaranty Corporation.  Because the MPRA is a complex piece of legislation, its effects on the Plan and potential implications for the Company are not known at this time.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Based on the most recent information available to SpartanNash, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that SpartanNash’s contributions to this plan will increase each year. Management is not aware of any significant change in funding levels since January 3, 2015. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined (see Note 9 to the Condensed Consolidated Financial Statements).

Note 9 Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the 12 weeks and 28 weeks ended July 18, 2015 and July 12, 2014:

(In thousands)	July 18,	July 12,
12 Weeks Ended	2015	2014
	SpartanNash	Combined SpartanNash	*	Cash Balance	Super Foods
	Pension Plan	Pension Plan		Pension Plan	Pension Plan
Interest cost	$767	$1,018		$557	$461
Expected return on plan assets	(1,136)	(1,400)		(868)	(532)
Recognized actuarial net loss	191	228		228	—
Net periodic benefit	$(178)	$(154)		$(83)	$(71)
Settlement expense	131	522		522	—
Total expense (income)	$(47)	$368		$439	$(71)

(In thousands)	SERP			Spartan Stores Medical Plan
12 Weeks Ended	July 18,	July 12,		July 18,	July 12,
	2015	2014		2015	2014
Service cost	$—	$—		$53	$43
Interest cost	7	8		93	91
Amortization of prior service cost	—	—		(36)	(37)
Recognized actuarial net loss	10	7		40	5
Net periodic benefit	$17	$15		$150	$102

*The amounts above reflect the combined values of the Cash Balance and Super Foods Pension Plans as of July 12, 2014.

(In thousands)	July 18,	July 12,
28 Weeks Ended	2015	2014
	SpartanNash	Combined SpartanNash	*	Cash Balance	Super Foods
	Pension Plan	Pension Plan		Pension Plan	Pension Plan
Interest cost	$1,791	$2,373		$1,298	$1,075
Expected return on plan assets	(2,651)	(3,265)		(2,024)	(1,241)
Recognized actuarial net loss	445	533		533	-
Net periodic benefit	$(415)	$(359)		$(193)	$(166)
Settlement expense	306	522		522	-
Total expense (income)	$(109)	$163		$329	$(166)

(In thousands)	SERP			Spartan Stores Medical Plan
28 Weeks Ended	July 18,	July 12,		July 18,	July 12,
	2015	2014		2015	2014
Service cost	$-	$-		$124	$100
Interest cost	17	19		218	212
Amortization of prior service cost	-	-		(85)	(85)
Recognized actuarial net loss	22	16		93	11
Net periodic benefit	$39	$35		$350	$238

On December 31, 2014, the Super Foods Plan was merged into the Cash Balance Pension Plan which was renamed the SpartanNash Company Pension Plan. The Company made contributions of $0.7 million to the SpartanNash Company Pension Plan during the 28 weeks ended July 18, 2015. This amount was determined based on 2014 plan year funding valuation results of the legacy Super Foods Plan. The Company does not expect to make any additional contributions for the fiscal year ending January 2, 2016.

As previously stated in Note 8, SpartanNash contributes to the Central States Southeast and Southwest Areas Pension Fund (“Fund”) (EIN 7456500) under the terms of the existing collective bargaining agreements and in the amounts set forth in the related collective bargaining agreements. SpartanNash employer contributions during the fiscal year ended January 3, 2015 totaled $12.9 million, which Fund administrators represent is less than 5% of total employer contributions to the Fund. SpartanNash’s employer contributions for the 28 weeks ended July 18, 2015 and July 12, 2014 were $7.4 million and $7.3 million, respectively.  Based on the most recent information available to SpartanNash, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits.  Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that SpartanNash’s contributions to this plan will increase each year.  On December 13, 2014, Congress passed the Multiemployer Pension Reform Act of 2014 (“MPRA”).  The MPRA is intended to address funding shortfalls in both multiemployer pension plans and the Pension Benefit Guaranty Corporation.  Because the MPRA is a complex piece of legislation, its effects on the Plan and potential implications for the Company are not known at this time.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 10 Other Comprehensive Income or Loss

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

During the 12 week periods ended July 18, 2015 and July 12, 2014, $0.1 million was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.2 million increased selling, general and administrative expenses and $0.1 million reduced income taxes.  During the 28 week periods ended July 18, 2015 and July 12, 2014, $0.3 million was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.5 million increased selling, general and administrative expenses and $0.2 million reduced income taxes.

Note 11 Income Taxes

The effective income tax rate was 36.4% and 36.0% for the 12 weeks ended July 18, 2015 and July 12, 2014, respectively. For the 28 weeks ended July 18, 2015 and July 12, 2014, the effective income tax rate was 37.3% and 36.7%, respectively. The differences from the Federal statutory rate in the current and prior year periods are primarily due to state income taxes.

Note 12 Share Based Compensation

SpartanNash has two shareholder-approved stock incentive plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

SpartanNash accounts for share-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the financial statements over the period that an employee is required to provide services in exchange for the award. SpartanNash recognized share-based compensation expense (net of tax) of $0.6 million ($0.01 per diluted share) and $0.7 million ($0.02 per diluted share) for the 12 weeks ended July 18, 2015 and July 12, 2014, respectively, as a component of Operating expenses and Income taxes in the Condensed Consolidated Statements of Earnings. Share-based compensation expense (net of tax) was $3.5 million ($0.09 per diluted share) and $3.1 million ($0.08 per diluted share) for the 28 weeks ended July 18, 2015 and July 12, 2014, respectively.

The following table summarizes activity in the share-based compensation plans for the 28 weeks ended July 18, 2015:

	Shares	Weighted	Restricted	Weighted Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at January 3, 2015	494,483	$20.61	600,653	23.08
Granted	—	—	312,050	26.56
Exercised/Vested	(109,401)	21.95	(265,737)	19.30
Cancelled/Forfeited	(63)	11.50	(7,890)	21.98
Outstanding at July 18, 2015	385,019	$20.23	639,076	24.73
Vested and expected to vest in the future at July 18, 2015	385,019	$20.23
Exercisable at July 18, 2015	385,019	$20.23

There were no stock options granted during the 28 weeks ended July 18, 2015 and July 12, 2014.

As of July 18, 2015, total unrecognized compensation cost related to non-vested share-based awards granted under our stock incentive plans was $7.2 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.7 years for restricted stock. All compensation costs related to stock options have been recognized.

Note 13 Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

In connection with the asset purchase of Bo’s on June 2, 2015, the acquisition met the held-for-sale criteria and represents a business that, on acquisition, is a discontinued operation.  The Company intends to sell the stores to an independent distribution customer within the 12-month period following the acquisition.  Inventories and equipment of $3.3 million and $0.1 million, respectively, which were measured at fair value less estimated costs to sell at the time of acquisition, are classified as held for sale in the Condensed Consolidated Balance Sheets as of July 18, 2015.  The Bo’s discontinued operation is reported under the Retail segment with operating results and cash flows reported as discontinued operations in the Condensed Consolidated Financial Statements.

There were no additional operations that were reclassified to discontinued operations during the 28 weeks ended July 18, 2015.

Note 14 Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	12 Weeks Ended		28 Weeks Ended
	July 18,	July 12,	July 18,	July 12,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Earnings from continuing operations	$20,307	$17,395	$30,754	$29,914
Adjustment for earnings attributable to participating securities	(350)	(296)	(546)	(535)
Earnings from continuing operations used in calculating earnings per share	$19,957	$17,099	$30,208	$29,379
Denominator:
Weighted average shares outstanding, including participating securities	37,584	37,744	37,644	37,662
Adjustment for participating securities	(648)	(642)	(668)	(673)
Shares used in calculating basic earnings per share	36,936	37,102	36,976	36,989
Effect of dilutive stock options	126	66	126	76
Shares used in calculating diluted earnings per share	37,062	37,168	37,102	37,065
Basic earnings per share from continuing operations	$0.54	$0.46	$0.82	$0.79
Diluted earnings per share from continuing operations	$0.54	$0.46	$0.81	$0.79

Note 15 Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $8.3 million and $7.0 million for the 28 weeks ended July 18, 2015 and July 12, 2014, respectively. Non-cash investing activities include capital expenditures included in accounts payable of $2.3 million and $3.8 million for the 28 weeks ended July 18, 2015 and July 12, 2014, respectively.

Note 16 Operating Segment Information

The following tables set forth information about SpartanNash by operating segment:

(In thousands)	Military	Food Distribution	Retail	Total
12 Week Period Ended July 18, 2015
Net sales to external customers	$497,047	$782,743	$516,074	$1,795,864
Inter-segment sales	—	229,087	—	229,087
Merger integration and acquisition expenses	—	(1,151)	1,302	151
Depreciation and amortization	2,810	6,169	10,474	19,453
Operating earnings	3,895	19,406	13,493	36,794
Capital expenditures	1,795	5,542	17,125	24,462

(In thousands)	Military	Food Distribution	Retail	Total
12 Week Period Ended July 12, 2014
Net sales to external customers	$502,402	$767,926	$539,847	$1,810,175
Inter-segment sales	—	243,866	—	243,866
Merger integration and acquisition expenses	24	2,554	3	2,581
Depreciation and amortization	1,552	7,155	10,710	19,417
Operating earnings	5,884	10,670	16,095	32,649
Capital expenditures	2,653	3,423	8,705	14,781

(In thousands)	Military	Food Distribution	Retail	Total
28 Week Period Ended July 18, 2015
Net sales to external customers	$1,196,441	$1,769,178	$1,142,928	$4,108,547
Inter-segment sales	—	510,362	—	510,362
Merger integration and acquisition expenses	—	1,036	1,799	2,835
Depreciation and amortization	6,543	14,705	23,990	45,238
Operating earnings	10,053	39,655	10,939	60,647
Capital expenditures	2,379	9,095	25,712	37,186

(In thousands)	Military	Food Distribution	Retail	Total
28 Week Period Ended July 12, 2014
Net sales to external customers	$1,186,569	$1,738,928	$1,218,405	$4,143,902
Inter-segment sales	—	555,682	—	555,682
Merger integration and acquisition expenses	24	6,722	3	6,749
Depreciation and amortization	5,829	16,174	24,967	46,970
Operating earnings	10,305	24,879	25,043	60,227
Capital expenditures	12,848	9,990	14,782	37,620

(In thousands)	July 18, 2015	January 3, 2015
Total Assets
Military	$433,613	$435,647
Food Distribution	745,094	763,914
Retail	735,498	727,979
Discontinued operations	18,787	4,742
Total	$1,932,992	$1,932,282

The following table presents sales by type of similar product and services:

	12 Weeks Ended				28 Weeks Ended
(Dollars in thousands)	July 18, 2015		July 12, 2014		July 18, 2015		July 12, 2014
Non-perishables (1)	$1,122,910	62.5%	$1,131,903	62.5%	$2,595,622	63.1%	$2,606,963	62.9%
Perishables (2)	570,921	31.8%	566,828	31.3%	1,283,954	31.3%	1,285,832	31.0%
Pharmacy	69,118	3.9%	65,033	3.6%	161,157	3.9%	149,726	3.6%
Fuel	32,915	1.8%	46,411	2.6%	67,814	1.7%	101,381	2.5%
Consolidated net sales	$1,795,864	100.0%	$1,810,175	100.0%	$4,108,547	100.0%	$4,143,902	100.0%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks, tobacco products and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

Our Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Cuba, Puerto Rico, Bahrain and Egypt. We have over 40 years of experience acting as a distributor to U.S. military commissaries and exchanges.

Our Food Distribution segment provides a wide variety of nationally branded and private label grocery products and perishable food products, including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care.  We provide a variation of these products from 12 distribution centers to approximately 2,100 independent retail locations and 165 corporate-owned retail stores.  Our Food Distribution segment currently conducts business in 46 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States. We also service a large national retailer with certain product classes.  Food Distribution sales are made to more than 12,100 retail locations for this customer.

Our Retail segment operates 165 supermarkets in the Midwest and Great Lakes which operate primarily under the banners of Family Fare Supermarkets, Family Fresh Markets, D&W Fresh Markets, and Econofoods. On June 16, 2015, SpartanNash acquired six supermarkets from Dan’s Super Market, Inc. (“Dan’s”) in Bismarck and Mandan, North Dakota,   Our retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. We offer pharmacy services in 79 of our supermarkets and we operate 29 fuel centers. Our retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

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

The following table sets forth items from our Condensed Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales							Percentage Change
								12 Weeks	28 Weeks
	12 Weeks Ended			28 Weeks Ended				Ended	Ended
	July 18,		July 12,	July 18,		July 12,		July 18,	July 18,
(Unaudited)	2015		2014	2015		2014		2015	2015
Net sales	100.0		100.0	100.0		100.0		(0.8)	(0.9)
Gross profit	14.6		14.6	14.6		14.8		(1.2)	(2.3)
Merger integration and acquisition	0.0		0.1	0.1		0.2		**	**
Selling, general and administrative expenses	12.6		12.6	12.8		13.2	*	(1.5)	(3.0)
Restructuring (gains) charges and asset impairment	(0.0)		0.1	0.2		0.0		**	**
Operating earnings	2.0		1.8	1.5		1.4		12.7	0.7
Other income and expenses	0.2	*	0.3	0.3		0.3		(11.1)	(10.5)
Earnings before income taxes and discontinued operations	1.8		1.5	1.2		1.1		17.5	3.8
Income taxes	0.7	*	0.5	0.5	*	0.4		18.8	5.4
Earnings from continuing operations	1.1		1.0	0.7		0.7		16.7	2.8
Loss from discontinued operations, net of taxes	(0.0)		(0.0)	(0.0)	*	(0.0)		**	**
Net earnings	1.1		1.0	0.7		0.7		17.0	3.2

*	Difference due to rounding
**	Not meaningful

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

Following is an unaudited reconciliation of operating earnings to adjusted operating earnings for the twelve and twenty-eight weeks ended July 18, 2015 and July 12, 2014.

(Unaudited)	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014
Operating earnings	$36,794	$32,649	$60,647	$60,227
Adjustments:
Merger integration and acquisition	151	2,581	2,835	6,749
Restructuring (gains) charges and asset impairment	(336)	1,078	7,002	1,205
Fees and expenses related to tax planning strategies	569	—	569	—
Adjusted operating earnings	$37,178	$36,308	$71,053	$68,181
Reconciliation of operating earnings to adjusted operating earnings by segment:
Military:
Operating earnings	$3,895	$5,884	$10,053	$10,305
Adjustments:
Merger integration and acquisition	—	24	—	24
Fees and expenses related to tax planning strategies	75	—	75	—
Adjusted operating earnings	$3,970	$5,908	$10,128	$10,329
Food Distribution:
Operating earnings	$19,406	$10,670	$39,655	$24,879
Adjustments:
Merger integration and acquisition	(1,151)	2,554	1,036	6,722
Restructuring charges (gains) and asset impairment	3	307	(278)	1,029
Fees and expenses related to tax planning strategies	282	—	282	—
Adjusted operating earnings	$18,540	$13,531	$40,695	$32,630
Retail:
Operating earnings	$13,493	$16,095	$10,939	$25,043
Adjustments:
Merger integration and acquisition	1,302	3	1,799	3
Restructuring (gains) charges and asset impairment	(339)	771	7,280	176
Fees and expenses related to tax planning strategies	212	—	212	—
Adjusted operating earnings	$14,668	$16,869	$20,230	$25,222

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

Following is an unaudited reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the twelve and twenty-eight weeks ended July 18, 2015 and July 12, 2014.

	12 Weeks Ended
	July 18, 2015			July 12, 2014
		Earnings from			Earnings from
	Earnings	continuing		Earnings	continuing
	from	operations		from	operations
(Unaudited)	continuing	per diluted		continuing	per diluted
(In thousands, except per share data)	operations	share		operations	share
Earnings from continuing operations	$20,307	$0.54		$17,395	$0.46
Adjustments, net of taxes:
Merger integration and acquisition	96	0.00		1,593	0.04
Restructuring (gains) charges and asset impairment	(192)	0.00	*	665	0.02
Tax planning strategies, net of fees and expenses	(382)	(0.01)		—	—
Favorable settlement of unrecognized tax liability	—	—		(595)	(0.02)
Adjusted earnings from continuing operations	$19,829	$0.53		$19,058	$0.50
* Includes rounding
	28 Weeks Ended
	July 18, 2015			July 12, 2014
		Earnings from			Earnings from
	Earnings	continuing		Earnings	continuing
	from	operations		from	operations
(Unaudited)	continuing	per diluted		continuing	per diluted
(In thousands, except per share data)	operations	share		operations	share
Earnings from continuing operations	$30,754	$0.81		$29,914	$0.79
Adjustments, net of taxes:
Merger integration and acquisition	1,735	0.05		4,186	0.11
Restructuring and asset impairment charges	4,285	0.11		747	0.02
Tax planning strategies, net of fees and expenses	(382)	(0.01)		—	—
Favorable settlement of unrecognized tax liability	—	—		(595)	(0.01)	*
Adjusted earnings from continuing operations	$36,392	$0.96		$34,252	$0.91
* Includes rounding

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

Following is an unaudited reconciliation of operating earnings to adjusted EBITDA for the twelve and twenty-eight weeks ended July 18, 2015 and July 12, 2014.

(Unaudited)	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014
Operating earnings	$36,794	$32,649	$60,647	$60,227
Adjustments:
LIFO expense	1,294	1,555	3,017	3,527
Depreciation and amortization	19,453	19,417	45,238	46,970
Restructuring (gains) charges and asset impairment	(336)	1,078	7,002	1,205
Merger integration and acquisition	151	2,581	2,835	6,749
Fees and expenses related to tax planning strategies	569	—	569	—
Stock based compensation	909	1,135	5,662	5,064
Other non-cash gains	(285)	(135)	(532)	(550)
Adjusted EBITDA	$58,549	$58,280	$124,438	$123,192

Reconciliation of operating earnings to adjusted EBITDA by segment:

Military:
Operating earnings	$3,895	$5,884	$10,053	$10,305
Adjustments:
LIFO expense	291	362	679	833
Depreciation and amortization	2,810	1,552	6,543	5,829
Merger integration and acquisition	—	24	—	24
Fees and expenses related to tax planning strategies	75	—	75	—
Stock based compensation	150	106	854	416
Other non-cash charges (gains)	6	(64)	103	(59)
Adjusted EBITDA	$7,227	$7,864	$18,307	$17,348
Food Distribution:
Operating earnings	$19,406	$10,670	$39,655	$24,879
Adjustments:
LIFO expense	669	795	1,559	1,757
Depreciation and amortization	6,169	7,155	14,705	16,174
Restructuring charges (gains) and asset impairment	3	307	(278)	1,029
Merger integration and acquisition	(1,151)	2,554	1,036	6,722
Fees and expenses related to tax planning strategies	282	—	282	—
Stock based compensation	399	488	2,629	2,399
Other non-cash charges	6	158	41	80
Adjusted EBITDA	$25,783	$22,127	$59,629	$53,040
Retail:
Operating earnings	$13,493	$16,095	$10,939	$25,043
Adjustments:
LIFO expense	334	398	779	937
Depreciation and amortization	10,474	10,710	23,990	24,967
Restructuring (gains) charges and asset impairment	(339)	771	7,280	176
Merger integration and acquisition	1,302	3	1,799	3
Fees and expenses related to tax planning strategies	212	—	212	—
Stock based compensation	360	541	2,179	2,249
Other non-cash gains	(297)	(229)	(676)	(571)
Adjusted EBITDA	$25,539	$28,289	$46,502	$52,804

Net Sales – Net sales approximated $1.8 billion in each of the quarters ended July 18, 2015 (“second quarter”) and July 12, 2014 (“prior year second quarter”) as increases in the food distribution segment were offset by the impact of closed stores, a decrease in comparable store sales, significantly lower retail fuel prices compared to the prior year, and lower sales in the military segment. Net sales approximated $4.1 billion in each of the year-to-date periods ended July 18, 2015 (“year-to-date”) and July 12, 2014 (“prior year-to-date”) primarily due to the impact of our store rationalization plan, significantly lower retail fuel prices and a decrease in comparable store sales, partially offset by increases in the food distribution and military segments.

Net sales for the second quarter in our Military segment decreased $5.4 million, or 1.1 percent, from $502.4 million in the prior year second quarter to $497.0 million. Net sales for the current year-to-date period increased $9.9 million, or 0.8 percent, from $1,186.6 million in the prior year-to-date period to $1,196.4 million.  The second quarter decrease was primarily due to lower sales at the DeCA-operated commissaries.  The year-to-date increase was primarily due to net new business.

Net sales for the second quarter in our Food Distribution segment, after intercompany eliminations, increased $14.8 million, or 1.9 percent, from $767.9 million in the prior year second quarter to $782.7 million.  Net sales for the year-to-date period increased $30.3 million, or 1.7 percent, from $1,738.9 million in the prior year-to-date period to $1,769.2 million.  Second quarter and year-to-date increases were primarily due to net new business.

Net sales for the second quarter in our Retail segment decreased $23.8 million, or 4.4 percent, from $539.8 million in the prior year second quarter to $516.1 million. Net sales for the year-to-date period decreased $75.5 million, or 6.2 percent, from $1,218.4 million in the prior year-to-date period to $1,142.9 million.  The second quarter decrease was primarily due to $17.1 million in lower sales due to the closure of retail stores and fuel centers, a 3.2 percent decrease in comparable store sales, excluding fuel, and $10.6 million due to significantly lower retail fuel prices compared to the prior year, partially offset by sales of $9.2 million from the recently acquired stores. Comparable store sales reflect increased competition, unseasonably cool weather in the Michigan market compared to the prior year and the continued impact of a low inflationary environment.  The year-to-date decrease was primarily due to $44.9 million in lower sales due to the closure of retail stores and fuel centers, significantly lower retail fuel prices and a 2.1 percent decrease in comparable store sales, excluding fuel. We define a retail store as comparable when it is in operation for 14 periods (a period is four weeks), and we include remodeled, expanded and relocated stores in comparable stores.

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

Gross profit for the second quarter decreased $3.1 million, or 1.2 percent, from $265.1 million in the prior year second quarter to $262.0 million. As a percent of net sales, gross profit was 14.6 percent in the second quarter of each year. Gross profit for the current year-to-date period decreased $14.2 million, or 2.3 percent, from $612.5 million in the prior year-to-date period to $598.3 million.  As a percent of net sales, gross profit for the current year-to-date period decreased to 14.6 percent from 14.8 percent in the prior year-to-date period. The year-to-date gross profit rate decrease was principally driven by a higher mix of lower margin military and food distribution sales.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the second quarter decreased $3.4 million, or 1.5 percent, from $228.8 million in the prior year second quarter to $225.4 million. As a percent of net sales, SG&A expenses were 12.6 percent for the second quarter and prior year second quarter. SG&A expenses for the current year-to-date period decreased $16.5 million, or 3.0 percent, from $544.3 million in the prior year-to-date period to $527.8 million. As a percent of net sales, SG&A expenses were 12.8 percent for the current year-to-date period compared to 13.2 percent in the prior year-to-date period. The second quarter and year-to-date decreases were primarily due to benefits from merger synergies, operational efficiencies, lower health care and the impact of store closures.

Merger Integration and Acquisition –Merger integration and acquisition expenses for the second quarter decreased $2.4 million from $2.6 million in the prior year second quarter to $0.2 million. The decrease was primarily due to a litigation settlement that resulted in the reduction of previously accrued or paid compensation, partially offset by ongoing merger integration costs and recent acquisitions. Merger integration and acquisition expenses for the current year-to-date period decreased $3.9 million from $6.7 million in the prior year-to-date period to $2.8 million.

Restructuring and Asset Impairment – The second quarter restructuring and asset impairment gains consisted of net gains on the sales of previously closed retail stores. The current year-to-date restructuring and asset impairment charges consisted primarily of charges related to underperforming retail stores and costs related to the closure of retail stores and a distribution center, partially offset by the gains on sales of assets related to a previously closed food distribution center and retail stores and favorable settlements on lease terminations of previously closed stores.  Restructuring and asset impairment charges in the prior year second quarter consisted primarily of costs related to closed stores.  The prior year-to-date restructuring and asset impairment consisted primarily of asset impairment charges for a retail store and restructuring charges related to the closure of a distribution center, partially offset by gains on sales of assets related to certain closed stores.

Interest Expense – Interest expense for the second quarter decreased $0.6 million, or 10.6 percent, from $5.5 million in the prior year second quarter to $4.9 million. Interest expense for the current year-to-date period decreased $1.3 million, or 10.1 percent, from $12.9 million in the prior year-to-date period to $11.6 million. The decrease in interest expense was primarily due to decreased borrowings and a lower interest rate from the amended senior secured credit agreement.  On January 9, 2015, the Company amended its credit agreement which reduced the interest rate.

Income Taxes – The effective income tax rate was 36.4% and 36.0% for the second quarter and the prior year second quarter, respectively. For the current year-to-date period and the prior year-to-date period, the effective income tax rate was 37.3% and 36.7%, respectively.  The differences from the Federal statutory rate in the current and prior year were due primarily to state income taxes.

Discontinued Operations

Certain of our retail and food distribution operations have been recorded as discontinued operations. On June 2, 2015, SpartanNash acquired certain assets of Bo's Super Market, Inc. (“Bo’s”).  Bo’s is a twelve-store chain serving southeastern North Carolina and was a customer of the SpartanNash Food Distribution segment prior to the acquisition.  SpartanNash acquired the Bo’s stores to secure its existing distribution business and intends to sell the stores to an independent distribution customer within the 12-month period following the acquisition. The results of operations are reported as discontinued operations in the condensed consolidated financial statements as the acquired assets meet the criteria to be held for sale at the date of acquisition.

Results of the discontinued operations are excluded from the accompanying notes to the financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

The following table summarizes our consolidated statements of cash flows:

(Unaudited)	28 Weeks Ended
(In thousands)	July 18, 2015	July 12, 2014
Cash flows from operating activities
Net cash provided by operating activities	$123,355	$63,973
Net cash used in investing activities	(54,606)	(36,447)
Net cash used in financing activities	(52,725)	(30,136)
Net cash used in discontinued operations	(9,382)	(186)
Net increase (decrease) in cash and cash equivalents	6,642	(2,796)
Cash and cash equivalents at beginning of period	6,443	9,216
Cash and cash equivalents at end of period	$13,085	$6,420

Net cash provided by operating activities increased from the prior year-to-date period due to the timing of working capital requirements.

Net cash used in investing activities during the current year-to-date period increased $18.2 million to $54.6 million from $36.4 million in the prior year-to-date period.  The increase was due to the acquisition of Dan’s Super Market, Inc. (see Note 3 to the Condensed Consolidated Financial Statements).  Military, Food Distribution and Retail segments utilized 6.4 percent, 24.5 percent and 69.1 percent of capital expenditures, respectively in fiscal 2015.

Net cash used in financing activities during the current year-to-date period resulted primarily from net payments on the revolving credit facility of $30.5 million, the payment of dividends of $10.2 million, share repurchases of $9.0 million and the repayment of other long term debt of $4.7 million. Net cash used in financing activities in the prior year-to-date period resulted primarily from net payments on the revolving credit facility of $17.8 million, the payment of dividends of $9.1 million and the repayment of other long term debt of $4.2 million. A 12.5 percent increase in the quarterly dividend rate from $0.12 per share to $0.135 per share was approved by the Board of Directors and announced on February 25, 2015. Although we expect to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including our future financial condition, anticipated profitability and cash flows and compliance with the terms of our credit facilities. Our current maturities of long-term debt and capital lease obligations at July 18, 2015 are $21.7 million. Our ability to borrow additional funds is governed by the terms of our credit facilities.

Net cash used in discontinued operations contains the net cash flows of our discontinued operations and consists primarily of the acquisition and operations of Bo's and other facility maintenance expenditures.

Our principal sources of liquidity are cash flows generated from operations and our senior secured credit facility which has maximum available credit of $1.0 billion. As of July 18, 2015, our senior secured revolving credit facility and senior secured term loan had outstanding borrowings of $419.7 million.  Additional available borrowings under our $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit agreement requires that SpartanNash maintain excess availability of 10 percent of the borrowing base as such term is defined in the credit agreement.  SpartanNash had excess availability after the 10 percent covenant of $353.9 million at July 18, 2015. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $11.6 million were outstanding as of July 18, 2015. The revolving credit facility matures January 2020, and is secured by substantially all of our assets. We believe that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and senior note debt redemption and debt service obligations for the foreseeable future. However, there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our credit facility.

Our current ratio decreased to 1.76:1.00 at July 18, 2015 from 1.90:1.00 at January 3, 2015 and our investment in working capital decreased to $383.7 million at July 18, 2015 from $433.2 million at January 3, 2015. Our net debt to total capital ratio decreased to 0.41:1.00 at July 18, 2015 versus 0.43:1.00 at January 3, 2015.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of July 18, 2015 and January 3, 2015.

(Unaudited)
(In thousands)	July 18, 2015	January 3, 2015
Current maturities of long-term debt and capital lease obligations	$21,669	$19,758
Long-term debt and capital lease obligations	516,012	550,510
Total debt	537,681	570,268
Cash and cash equivalents	(13,085)	(6,443)
Total net long-term debt	$524,596	$563,825

For information on contractual obligations, see our Form 10-K for the fiscal year ended January 3, 2015. At July 18, 2015, there have been no material changes to our significant contractual obligations outside the ordinary course of business.

Ratio of Earnings to Fixed Charges

For purposes of calculating the ratio of earnings to fixed charges under the terms of our Senior Notes, earnings consist of net earnings, as adjusted under the terms of the Senior Notes indenture, plus income tax expense, fixed charges and non-cash charges, less cash payments relating to non-cash charges added back to net earnings in prior periods. Fixed charges consist of interest cost, including capitalized interest, and amortization of debt issue costs. Our ratio of earnings to fixed charges was 9.92:1.00 for the four quarters ended July 18, 2015.

Off-Balance Sheet Arrangements

We have also made certain commercial commitments that extend beyond July 18, 2015. These commitments consist primarily of standby letters of credit of $11.6 million as of July 18, 2015.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Form 10-K for the fiscal year ended January 3, 2015.

Recently Issued Accounting Standards

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The new guidance is effective on a retrospective basis for fiscal years beginning after December 15, 2015, and interim periods within those years. Adoption of this standard in fiscal 2016 will retroactively decrease Other long-term assets and Long-term debt.  As of July 18, 2015, such amount was approximately $9.6 million.

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

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new guidance contained in the ASU affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this new guidance, which results in the guidance being effective for the Company in the first quarter of its fiscal year ending December 29, 2018. Adoption is allowed by either the full retrospective or modified retrospective approach. We are currently in the process of evaluating the impact of adoption of this ASC on our Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk”, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of July 18, 2015 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). SpartanNash’s management, including the CEO and CFO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the second quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 12 week period ended July 18, 2015. On May 17, 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of SpartanNash’s common stock.  The approximate dollar value of shares that may yet be purchased under the repurchase plan was $12.3 million as of July 18, 2015. All employee transactions are under associate stock compensation plans. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

SpartanNash Purchases of Equity Securities

	Total
	Number	Average
	of Shares	Price Paid
Period	Purchased	per Share
April 26 – May 23, 2015
Employee Transactions	62,887	$30.82
Repurchase Program	92,400	$31.95
May 24 – June 20, 2015
Employee Transactions	—	$—
Repurchase Program	88,700	$31.70
June 21 – July 18, 2015
Employee Transactions	—	$—
Repurchase Program	21,863	$32.28
Total for Quarter ended July 18, 2015
Employee Transactions	62,887	$30.82
Repurchase Program	202,963	$31.88

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

3.1	Restated Articles of Incorporation of SpartanNash Company, as amended.

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

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.1	SpartanNash Company Stock Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 3, 2015. Here incorporated by reference.

10.2

Amended and Restated SpartanNash Company Executive Cash Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 3, 2015.  Here incorporated by reference.

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

SPARTANNASH COMPANY (Registrant)
Date: August 20, 2015	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Operating Officer (Principal Financial Officer and duly authorized to sign for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

3.1	Articles of Incorporation of SpartanNash Company, as amended.

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

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 6, 2012. Here incorporated by reference.

10.1	SpartanNash Company Stock Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 3, 2015. Here incorporated by reference.

10.2

Amended and Restated SpartanNash Company Executive Cash Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 3, 2015.  Here incorporated by reference.

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