Form 10-Q
period 2015-10-10
SpartanNash Co
filed 2015-11-12
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 10, 2015.

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

As of November 9, 2015, the registrant had 37,595,607 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in the Company’s press releases and in the Company’s website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of SpartanNash Company and subsidiaries (“SpartanNash” or the “Company”). These forward-looking statements are identifiable by words or phrases indicating that SpartanNash or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should,” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that the Company is “positioned” for a particular result, or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q, are inherently forward-looking. The Company’s asset impairment, restructuring cost provisions and fair value measurements are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, other report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (in particular, you should refer to the discussion of “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially.

The Company’s ability to achieve sales and earnings expectations; improve operating results; realize benefits of the merger with Nash-Finch Company (including realization of synergies); maintain or strengthen retail-store performance; assimilate acquired distribution centers and stores; maintain or grow sales; respond successfully to competitors including remodels and new openings; maintain or improve gross margin; effectively address food cost or price inflation or deflation; maintain or improve customer and supplier relationships; realize expected synergies from other acquisition activity; realize expected benefits of restructuring; realize growth opportunities; maintain or expand customer base; reduce operating costs; sell on favorable terms assets held for sale; generate cash; continue to meet the terms of the Company’s debt covenants; continue to pay dividends; and successfully implement and realize the expected benefits of the other programs, initiatives, systems, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, the Company’s other reports, press releases and public comments will be affected by changes in economic conditions generally or in the markets and geographic areas that the Company serves, adverse effects of the changing food and distribution industries, adverse changes in government funded consumer assistance programs, possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action, changes in funding levels, or the effects of mandated reductions in or sequestration of government expenditures, and other factors.

This section is intended to provide meaningful cautionary statements. This should not be construed as a complete list of all economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur or information obtained after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 10, 2015	January 3, 2015
Assets
Current assets
Cash and cash equivalents	$8,510	$6,443
Accounts and notes receivable, net	320,019	282,697
Inventories, net	573,320	577,197
Prepaid expenses and other current assets	24,494	31,882
Property and equipment held for sale	4,002	15,180
Total current assets	930,345	913,399

Property and equipment, net	586,361	597,150
Goodwill	331,612	297,280
Other assets, net	118,035	124,453

Total assets	$1,966,353	$1,932,282

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$365,818	$320,037
Accrued payroll and benefits	63,693	73,220
Other accrued expenses	36,824	44,690
Deferred income taxes	29,453	22,494
Current maturities of long-term debt and capital lease obligations	21,993	19,758
Total current liabilities	517,781	480,199

Long-term liabilities
Deferred income taxes	89,148	91,232
Postretirement benefits	17,070	23,701
Other long-term liabilities	37,870	39,387
Long-term debt and capital lease obligations	525,889	550,510
Total long-term liabilities	669,977	704,830

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,596 and 37,524 shares outstanding	520,953	520,791
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(11,233)	(11,655)
Retained earnings	268,875	238,117
Total shareholders’ equity	778,595	747,253

Total liabilities and shareholders’ equity	$1,966,353	$1,932,282

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	12 Weeks Ended				40 Weeks Ended
	October 10,		October 4,		October 10,	October 4,
	2015		2014		2015	2014
Net sales	$1,775,401		$1,809,571		$5,883,948	$5,953,473
Cost of sales	1,516,352		1,548,162		5,026,611	5,079,612
Gross profit	259,049		261,409		857,337	873,861

Operating expenses
Selling, general and administrative	224,648		227,690		752,452	771,961
Merger integration and acquisition	4,417		1,379		7,252	8,128
Restructuring charges (gains) and asset impairment	760		(1,272)		7,762	(67)
Total operating expenses	229,825		227,797		767,466	780,022

Operating earnings	29,224		33,612		89,871	93,839

Other (income) and expenses
Interest expense	4,983		5,467		16,627	18,416
Other, net	(148)		(1)		(202)	4
Total other expenses, net	4,835		5,466		16,425	18,420

Earnings before income taxes and discontinued operations	24,389		28,146		73,446	75,419
Income taxes	9,141		10,977		27,444	28,336
Earnings from continuing operations	15,248		17,169		46,002	47,083

Earnings (loss) from discontinued operations, net of taxes	145		(73)		(21)	(358)
Net earnings	$15,393		$17,096		$45,981	$46,725

Basic earnings per share:
Earnings from continuing operations	$0.41		$0.46		$1.22	$1.25
Earnings (loss) from discontinued operations	—		(0.01)	*	—	(0.01)
Net earnings	$0.41		$0.45		$1.22	$1.24

Diluted earnings per share:
Earnings from continuing operations	$0.40		$0.45		$1.22	$1.25
Earnings (loss) from discontinued operations	0.01	*	—		—	(0.01)
Net earnings	$0.41		$0.45		$1.22	$1.24

See accompanying notes to condensed consolidated financial statements.

*	Includes rounding

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 10,	October 4,	October 10,	October 4,
	2015	2014	2015	2014

Net earnings	$15,393	$17,096	$45,981	$46,725

Other comprehensive income, before tax
Pension and postretirement liability adjustment	204	203	681	678
Total other comprehensive income, before tax	204	203	681	678

Income tax expense related to items of other comprehensive income	(78)	(78)	(259)	(259)

Total other comprehensive income, after tax	126	125	422	419
Comprehensive income	$15,519	$17,221	$46,403	$47,144

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at January 3, 2015	37,524	$520,791	$(11,655)	$238,117	$747,253

Net earnings	—	—	—	45,981	45,981
Other comprehensive income	—	—	422	—	422
Dividends - $0.41 per share	—	—	—	(15,223)	(15,223)
Share repurchase	(282)	(9,000)	—	—	(9,000)
Stock-based employee compensation	—	6,470	—	—	6,470
Issuances of common stock and related tax benefit on stock option exercises and stock bonus plan and from deferred compensation plan	218	4,174	—	—	4,174
Issuances of restricted stock and related income tax benefits	314	1,244	—	—	1,244
Cancellations of restricted stock	(178)	(2,726)	—	—	(2,726)
Balance at October 10, 2015	37,596	$520,953	$(11,233)	$268,875	$778,595

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	40 Weeks Ended
	October 10,	October 4,
	2015	2014
Cash flows from operating activities
Net earnings	$45,981	$46,725
Loss from discontinued operations, net of tax	21	358
Earnings from continuing operations	46,002	47,083
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other charges (gains)	8,457	(67)
Depreciation and amortization	65,952	68,043
LIFO expense	3,195	5,077
Postretirement benefits expense	454	1,093
Deferred taxes on income	4,615	3,640
Stock-based compensation expense	6,470	6,017
Excess tax benefit on stock compensation	(1,232)	(651)
Other, net	70	(205)
Changes in operating assets and liabilities:
Accounts receivable	(38,214)	(18,629)
Inventories	4,175	(29,582)
Prepaid expenses and other assets	4,019	4,676
Accounts payable	45,796	59,079
Accrued payroll and benefits	(10,572)	(17,021)
Postretirement benefit payments	(729)	(4,016)
Other accrued expenses and other liabilities	(8,589)	(7,152)
Net cash provided by operating activities	129,869	117,385
Cash flows from investing activities
Purchases of property and equipment	(56,862)	(57,611)
Net proceeds from the sale of assets	20,342	5,368
Acquisition, net of cash acquired	(32,229)	—
Loans to customers	(3,563)	(4,915)
Payments from customers on loans	1,415	2,864
Other	(600)	(68)
Net cash used in investing activities	(71,497)	(54,362)
Cash flows from financing activities
Proceeds from revolving credit facility	777,075	788,740
Payments on revolving credit facility	(796,799)	(831,688)
Share repurchase	(9,000)	(2,492)
Repayment of other long-term debt	(6,515)	(5,836)
Financing fees paid	(1,906)	(479)
Excess tax benefit on stock compensation	1,232	651
Proceeds from sale of common stock	3,650	780
Dividends paid	(15,223)	(13,588)
Net cash used in financing activities	(47,486)	(63,912)
Cash flows from discontinued operations
Net cash provided by (used in) operating activities	640	(279)
Net cash used in investing activities	(9,459)	—
Net cash used in discontinued operations	(8,819)	(279)
Net increase (decrease) in cash and cash equivalents	2,067	(1,168)
Cash and cash equivalents at beginning of period	6,443	9,216
Cash and cash equivalents at end of period	$8,510	$8,048

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements (the “financial statements”) include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or the “Company”). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended January 3, 2015.

In the opinion of management, the accompanying financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of SpartanNash as of October 10, 2015, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2 Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the same reporting period in which the adjustments are determined. The Company adopted ASU 2015-16 in the third quarter of fiscal 2015. Adoption of this standard did not have a material impact on the financial statements as the Company has not recorded any significant measurement-period adjustments in fiscal 2015.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective on a retrospective basis for fiscal years beginning after December 15, 2015, and interim periods within those years. Adoption of this standard in fiscal 2016 will retroactively decrease Other long-term assets and Long-term debt. As of October 10, 2015, such amount was approximately $9.2 million.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changed the criteria for reporting discontinued operations and modified related disclosure requirements. The Company adopted ASU 2014-08 in the first quarter of fiscal 2015. Adoption of this standard did not have a material impact on the financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new guidance contained in the ASU affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which results in the guidance being effective for the Company in the first quarter of its fiscal year ending December 29, 2018. Adoption is allowed by either the full retrospective or modified retrospective approach. The Company is currently in the process of evaluating the impact of adoption of this standard on its financial statements.

Note 3 Acquisitions

On June 16, 2015, SpartanNash acquired certain assets and assumed certain liabilities of Dan’s Super Market, Inc. (“Dan’s”) for a total purchase price of $32.6 million, which included inventory of $3.7 million. The results of operations of the Dan’s acquisition are included in the accompanying financial statements from the date of acquisition. Dan’s is a six-store chain serving Bismarck and Mandan, North Dakota, and was not a customer of the SpartanNash Food Distribution segment prior to the acquisition. SpartanNash acquired the Dan’s stores to strengthen its offering in this region from both a retail and distribution perspective. The purchased assets include inventory, equipment, trade name, favorable lease, non-compete agreements, and goodwill. The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date and were based on preliminary estimates that may be subject to further adjustments within the measurement period. Goodwill of $24.6 million and $1.0 million was preliminarily assigned to the Retail and Food Distribution segments, respectively.

Note 4 Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Retail	Food Distribution	Total
Balance at January 3, 2015:
Goodwill	$252,532	$131,348	$383,880
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	165,932	131,348	297,280
Acquisition (Dan's)	24,601	1,021	25,622
Other acquisition	—	8,725	8,725
Other	(15)	—	(15)
Balance at October 10, 2015:
Goodwill	277,118	141,094	418,212
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	$190,518	$141,094	$331,612

Note 5 Restructuring and Asset Impairment

The following table provides the activity of restructuring costs for the 40 weeks ended October 10, 2015. Accrued restructuring costs recorded in the Condensed Consolidated Balance Sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at January 3, 2015	$13,988	$80	$14,068
Provision for lease and related ancillary costs, net of sublease income, related to store closings	6,760	—	6,760	(a)
Provision for severance	—	344	344	(b)
Changes in estimates	(302)	(80)	(382)	(c)
Lease termination adjustment	(1,745)	—	(1,745)	(d)
Accretion expense	461	—	461
Payments	(4,598)	(344)	(4,942)
Balance at October 10, 2015	$14,564	$—	$14,564
(a)	The provision for lease and related ancillary costs represents the estimated costs to be incurred for store closings in the Retail segment.
(b)	The provision for severance relates to distribution center closings in the Food Distribution and Military segments.
(c)	The changes in estimates relate to revised estimates of lease and ancillary costs, sublease income, and severance associated with previously closed stores.
(d)

The lease termination adjustment represents the benefit recognized in connection with lease buyouts on two previously closed stores. The lease liabilities were formerly included in the Company’s restructuring cost liability based on initial estimates.

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Restructuring and asset impairment charges included in the Condensed Consolidated Statements of Earnings consisted of the following:

	12 Weeks Ended		40 Weeks Ended
	October 10,	October 4,	October 10,	October 4,
(In thousands)	2015	2014	2015	2014
Asset impairment charges (a)	$1,867	$—	$4,220	$906
Provision for leases and related ancillary costs, net of sublease income, related to store closings (b)	—	—	6,760	236
Gains on sales of assets related to closed facilities (c)	(1,150)	(1,638)	(3,026)	(2,636)
Provision for severance (d)	40	40	344	306
Other costs associated with distribution center and store closings	83	326	1,576	1,213
Changes in estimates (e)	(80)	—	(367)	(92)
Lease termination adjustment (f)	—	—	(1,745)	—
	$760	$(1,272)	$7,762	$(67)

(a)

An asset impairment charge of $880 was recorded in the 12 weeks ended October 10, 2015 related to a closed distribution center in the Military segment. The remaining asset impairment charges were incurred in the Retail segment due to the economic and competitive environment of certain stores.

(b)	The provision for lease and related ancillary costs, net of sublease income, represents the estimated costs to be incurred for store closings in the Retail segment.
(c)	The gains on sales of assets resulted from the sale of a closed food distribution center and sales of closed stores in fiscal 2015 and sales of assets related to closed stores in fiscal 2014.
(d)	The provision for severance relates to distribution center closings in the Food Distribution and Military segments.
(e)

The changes in estimates relates to revised estimates of lease ancillary costs and severance associated with previously closed facilities in the Retail and Food Distribution segments. The Retail segment realized $(367) and $(379) in the 40 weeks ended October 10, 2015 and October 4, 2014, respectively. The Food Distribution segment realized $287 in the 40 weeks ended October 4, 2014.

(f)	The lease termination adjustment represents the benefit recognized in connection with lease buyouts on two previously closed stores.

Note 6 Long-Term Debt

On January 9, 2015, SpartanNash Company and certain of its subsidiaries entered into an amendment (the “Amendment”) to the Company’s Amended and Restated Loan and Security Agreement (the “Credit Agreement”). The Amendment reduced the interest rates by 0.25% and extended the maturity date of the Loan Agreement from November 19, 2018 to January 9, 2020.

Note 7 Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. At October 10, 2015 and January 3, 2015 the estimated fair value and the book value of the Company’s debt instruments were as follows:

(In thousands)	October 10, 2015	January 3, 2015
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$21,993	$19,758
Long-term debt and capital lease obligations	525,889	550,510
Total book value of debt instruments	547,882	570,268
Fair value of debt instruments	551,796	574,008
Excess of fair value over book value	$3,914	$3,740

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).

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

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Assets with a book value of $11.9 million and $0.9 million were measured at fair value of $7.7 million and $0.0 million, respectively, in the 40 weeks ended October 10, 2015 and October 4, 2014, respectively. The Company’s accounting and finance team management, which report to the chief financial officer, determine the Company’s valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance team management and are approved by the chief financial officer. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. SpartanNash estimates future cash flows based on experience and knowledge of the market in which the assets are located, and when necessary, uses real estate brokers. See Note 5 for discussion of long-lived asset impairment charges.

Note 8 Commitments and Contingencies

The Company is engaged from time-to-time in routine legal proceedings incidental to its business. The Company does not believe that these routine legal proceedings, taken as a whole, will have a material impact on its business or financial condition. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of SpartanNash.

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

Based on the most recent information available to SpartanNash, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that SpartanNash’s contributions to this plan will increase each year. Management is not aware of any significant change in funding levels since January 3, 2015. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined (see Note 9 to the financial statements).

In October 2015, the Company and the union representing its Grand Rapids, Michigan warehouse, transportation and maintenance associates ratified a new two-year labor agreement that was set to expire on October 10, 2015.

Note 9 Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the 12 weeks and 40 weeks ended October 10, 2015 and October 4, 2014:

	October 10, 2015	October 4, 2014
12 Weeks Ended	SpartanNash	Combined SpartanNash	Cash Balance	Super Foods
(In thousands)	Pension Plan	Pension Plan *	Pension Plan	Pension Plan
Interest cost	$767	$1,017	$556	$461
Expected return on plan assets	(1,136)	(1,399)	(867)	(532)
Recognized actuarial net loss	191	228	228	—
Net periodic benefit	$(178)	$(154)	$(83)	$(71)
Settlement expense	131	261	261	—
Total (income) expense	$(47)	$107	$178	$(71)

12 Weeks Ended	SERP		Spartan Stores Medical Plan
(In thousands)	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Service cost	$—	$—	$54	$44
Interest cost	8	8	93	91
Amortization of prior service cost	—	—	(36)	(37)
Recognized actuarial net loss	10	7	40	4
Net periodic expense	$18	$15	$151	$102

	October 10, 2015	October 4, 2014
40 Weeks Ended	SpartanNash	Combined SpartanNash	Cash Balance	Super Foods
(In thousands)	Pension Plan	Pension Plan *	Pension Plan	Pension Plan
Interest cost	$2,558	$3,390	$1,854	$1,536
Expected return on plan assets	(3,787)	(4,664)	(2,891)	(1,773)
Recognized actuarial net loss	636	761	761	-
Net periodic benefit	$(593)	$(513)	$(276)	$(237)
Settlement expense	437	783	783	-
Total (income) expense	$(156)	$270	$507	$(237)

	SERP		Spartan Stores Medical Plan
40 Weeks Ended
(In thousands)	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Service cost	$—	$—	$178	$144
Interest cost	25	27	311	303
Amortization of prior service cost	—	—	(121)	(122)
Recognized actuarial net loss	32	23	133	15
Net periodic expense	$57	$50	$501	$340

*The amounts above reflect the combined values of the Cash Balance and Super Foods Pension Plans as of October 4, 2014.

On December 31, 2014, the Super Foods Plan was merged into the Cash Balance Pension Plan which was renamed the SpartanNash Company Pension Plan. The Company made contributions of $0.7 million to the SpartanNash Company Pension Plan during the 40 weeks ended October 10, 2015. This amount was determined based on 2014 plan year funding valuation results of the legacy Super Foods Plan. The Company does not expect to make any additional contributions for the fiscal year ending January 2, 2016.

As previously stated in Note 8, SpartanNash contributes to the Central States Southeast and Southwest Areas Pension Fund (EIN 7456500) under the terms of the existing collective bargaining agreements and in the amounts set forth in the related collective bargaining agreements. SpartanNash employer contributions during the fiscal year ended January 3, 2015 totaled $12.9 million, which fund administrators represent is less than 5% of total employer contributions to the Fund. SpartanNash’s employer contributions for the 40 weeks ended October 10, 2015 and October 4, 2014 were $9.9 million and $10.3 million, respectively. Based on the most recent information available to SpartanNash, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that SpartanNash’s contributions to this plan will increase each year. On December 13, 2014, Congress passed the Multiemployer Pension Reform Act of 2014 (“MPRA”). The MPRA is intended to address funding shortfalls in both multiemployer pension plans and the Pension Benefit Guaranty Corporation. Because the MPRA is a complex piece of legislation, its effects on the Plan and potential implications for the Company are not known at this time. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

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

During the 12 week periods ended October 10, 2015 and October 4, 2014, $0.1 million was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.2 million increased selling, general and administrative expenses and $0.1 million reduced income taxes. During the 40 week periods ended October 10, 2015 and October 4, 2014, $0.4 million was reclassified from AOCI to the Condensed Consolidated Statement of Earnings, of which $0.7 million increased selling, general and administrative expenses and $0.3 million reduced income taxes.

Note 11 Income Taxes

The effective income tax rate was 37.5% and 39.0% for the 12 weeks ended October 10, 2015 and October 4, 2014, respectively. For the 40 weeks ended October 10, 2015 and October 4, 2014, the effective income tax rate was 37.4% and 37.6%, respectively. The differences from the Federal statutory rate in the current and prior year periods are primarily due to state income taxes.

Note 12 Share Based Compensation

SpartanNash has a shareholder-approved stock incentive plan that provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based awards to directors, officers and other key associates.

SpartanNash accounts for share-based compensation awards in accordance with the provisions of ASC Topic 718 which requires that share-based payment transactions be accounted for using a fair value method and the related compensation cost recognized in the financial statements over the period that an employee is required to provide services in exchange for the award. SpartanNash recognized share-based compensation expense (net of tax) of $0.5 million ($0.01 per diluted share) and $0.6 million ($0.02 per diluted share) for the 12 weeks ended October 10, 2015 and October 4, 2014, respectively, as a component of Operating expenses and Income taxes in the Condensed Consolidated Statements of Earnings. Share-based compensation expense (net of tax) was $4.0 million ($0.11 per diluted share) and $3.7 million ($0.10 per diluted share) for the 40 weeks ended October 10, 2015 and October 4, 2014, respectively.

The following table summarizes activity in the share-based compensation plans for the 40 weeks ended October 10, 2015:

	Shares	Weighted	Restricted	Weighted Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at January 3, 2015	494,483	$20.61	600,653	23.08
Granted	—	—	314,595	26.59
Exercised/Vested	(184,877)	19.74	(265,737)	23.19
Cancelled/Forfeited	(63)	11.50	(11,136)	23.65
Outstanding at October 10, 2015	309,543	$21.13	638,375	24.75
Vested and expected to vest in the future at October 10, 2015	309,543	$21.13
Exercisable at October 10, 2015	309,543	$21.13

There were no stock options granted during the 40 weeks ended October 10, 2015 and October 4, 2014.

As of October 10, 2015, total unrecognized compensation cost related to non-vested share-based awards granted under the Company’s stock incentive plans was $6.4 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.5 years for restricted stock. All compensation costs related to stock options have been recognized.

Note 13 Discontinued Operations

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

Note 14 Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	12 Weeks Ended		40 Weeks Ended
	October 10,	October 4,	October 10,	October 4,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Earnings from continuing operations	$15,248	$17,169	$46,002	$47,083
Adjustment for earnings attributable to participating securities	(259)	(280)	(806)	(820)
Earnings from continuing operations used in calculating earnings per share	$14,989	$16,889	$45,196	$46,263
Denominator:
Weighted average shares outstanding, including participating securities	37,553	37,717	37,617	37,678
Adjustment for participating securities	(639)	(616)	(659)	(656)
Shares used in calculating basic earnings per share	36,914	37,101	36,958	37,022
Effect of dilutive stock options	100	61	118	71
Shares used in calculating diluted earnings per share	37,014	37,162	37,076	37,093
Basic earnings per share from continuing operations	$0.41	$0.46	$1.22	$1.25
Diluted earnings per share from continuing operations	$0.40	$0.45	$1.22	$1.25

Note 15 Supplemental Cash Flow Information

Non-cash financing activities include the issuance of restricted stock to employees and directors of $8.4 million and $7.2 million for the 40 weeks ended October 10, 2015 and October 4, 2014, respectively. Non-cash investing activities include capital expenditures included in accounts payable of $2.6 million and $3.6 million for the 40 weeks ended October 10, 2015 and October 4, 2014, respectively. In the 40 weeks ended October 10, 2015, the Company entered into new capital lease agreements totaling $1.9 million.

Note 16 Operating Segment Information

The following tables set forth information about SpartanNash by operating segment:

(In thousands)	Military	Food Distribution	Retail	Total
12 Week Period Ended October 10, 2015
Net sales to external customers	$505,971	$762,250	$507,180	$1,775,401
Inter-segment sales	—	232,169	—	232,169
Merger integration and acquisition expenses	—	323	4,094	4,417
Depreciation and amortization	2,838	6,131	10,753	19,722
Operating earnings	3,438	16,540	9,246	29,224
Capital expenditures	359	4,690	14,627	19,676

(In thousands)	Military	Food Distribution	Retail	Total
12 Week Period Ended October 4, 2014
Net sales to external customers	$523,553	$764,288	$521,730	$1,809,571
Inter-segment sales	—	223,809	—	223,809
Merger integration and acquisition expenses	3	1,375	1	1,379
Depreciation and amortization	2,751	6,931	10,269	19,951
Operating earnings	5,651	13,834	14,127	33,612
Capital expenditures	1,120	9,329	9,542	19,991

(In thousands)	Military	Food Distribution	Retail	Total
40 Week Period Ended October 10, 2015
Net sales to external customers	$1,702,412	$2,531,428	$1,650,108	$5,883,948
Inter-segment sales	—	742,531	—	742,531
Merger integration and acquisition expenses	—	1,359	5,893	7,252
Depreciation and amortization	9,381	20,836	34,743	64,960
Operating earnings	13,491	56,195	20,185	89,871
Capital expenditures	2,738	13,785	40,339	56,862

(In thousands)	Military	Food Distribution	Retail	Total
40 Week Period Ended October 4, 2014
Net sales to external customers	$1,710,122	$2,503,216	$1,740,135	$5,953,473
Inter-segment sales	—	751,777	—	751,777
Merger integration and acquisition expenses	27	8,097	4	8,128
Depreciation and amortization	8,580	23,105	35,236	66,921
Operating earnings	15,956	38,713	39,170	93,839
Capital expenditures	13,968	19,319	24,324	57,611

(In thousands)	October 10, 2015	January 3, 2015
Total Assets
Military	$457,827	$435,647
Food Distribution	752,703	763,914
Retail	737,276	727,979
Discontinued operations	18,547	4,742
Total	$1,966,353	$1,932,282

The following table presents sales by type of similar product and services:

	12 Weeks Ended				40 Weeks Ended
(Dollars in thousands)	October 10, 2015		October 4, 2014		October 10, 2015		October 4, 2014
Non-perishables (1)	$1,123,748	63.3%	$1,146,410	63.4%	$3,719,370	63.2%	$3,753,373	63.1%
Perishables (2)	550,682	31.0%	554,970	30.7%	1,834,636	31.2%	1,840,802	30.9%
Pharmacy	70,772	4.0%	65,733	3.6%	231,929	3.9%	215,459	3.6%
Fuel	30,199	1.7%	42,458	2.3%	98,013	1.7%	143,839	2.4%
Consolidated net sales	$1,775,401	100.0%	$1,809,571	100.0%	$5,883,948	100.0%	$5,953,473	100.0%

(1)	Consists primarily of general merchandise, grocery, beverages, snacks, tobacco products and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 17 Subsequent Events

On November 2, 2015, the Company called for redemption all of the outstanding $50.0 million aggregate principal amount of the 6.625% Senior Notes due December 2016 (the “Notes”). The Company will redeem the Notes for cash using borrowings under its revolving credit facility. The redemption will occur on December 15, 2015. Notes called for redemption became due and payable on the redemption date at a cash redemption price of 101.65625% of the principal amount of the Notes, plus accrued and unpaid interest. One-time charges of $1.1 million are expected to be incurred consisting of the redemption premium and the write-off of unamortized issuance costs. As a result of the redemption, the Company expects to reduce annual interest expense by approximately $2.0 million, partially offset by future interest rate increases.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

SpartanNash Company is headquartered in Grand Rapids, Michigan. The Company’s business consists of three primary operating segments: Military, Food Distribution and Retail. The Company is a leading multi-regional grocery distributor and grocery retailer and the largest distributor, by revenue, of grocery products to military commissaries and exchanges in the United States.

The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Cuba, Puerto Rico, Bahrain and Egypt. The Company has over 40 years of experience acting as a distributor to U.S. military commissaries and exchanges.

The Company’s Food Distribution segment provides a wide variety of nationally branded and private label grocery products and perishable food products, including dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy and health and beauty care. The Company provides these products from 12 distribution centers to approximately 2,100 independent retail locations and 164 corporate-owned retail stores. The Food Distribution segment currently conducts business in 46 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States. The Company also services a large national retailer with certain product classes. Food Distribution sales are made to more than 13,500 retail locations for this customer.

The Company’s Retail segment currently operates 164 supermarkets in the Midwest and Great Lakes primarily under the banners of Family Fare Supermarkets, Family Fresh Markets, D&W Fresh Markets, and SunMart. On June 16, 2015, SpartanNash acquired six supermarkets from Dan’s Super Market, Inc. (“Dan’s”) in Bismarck and Mandan, North Dakota. The Company’s retail supermarkets typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. The Company offers pharmacy services in 79 of its supermarkets and also operates 29 fuel centers. The retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

Typically, all fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays. Fiscal 2014 was comprised of 53 weeks. As a result, the fourth quarter of fiscal 2014 consisted of 13 weeks.

The following table sets forth items from the Condensed Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales							Percentage Change
								12 Weeks	40 Weeks
	12 Weeks Ended				40 Weeks Ended			Ended	Ended
	October 10,		October 4,		October 10,		October 4,	October 10,	October 10,
(Unaudited)	2015		2014		2015		2014	2015	2015
Net sales	100.0		100.0		100.0		100.0	(1.9)	(1.2)
Gross profit	14.6		14.4		14.6		14.7	(0.9)	(1.9)
Merger integration and acquisition	0.2		0.1		0.1		0.1	**	(10.8)
Selling, general and administrative expenses	12.8	*	12.5	*	12.9	*	13.0	(1.3)	(2.5)
Restructuring charges and asset impairment	0.0		(0.1)		0.1		(0.0)	**	**
Operating earnings	1.6		1.9		1.5		1.6	(13.1)	(4.2)
Other income and expenses	0.2	*	0.3		0.3		0.3	(11.5)	(10.8)
Earnings before income taxes and discontinued operations	1.4		1.6		1.2		1.3	(13.3)	(2.6)
Income taxes	0.5		0.7	*	0.4	*	0.5	(16.7)	(3.1)
Earnings from continuing operations	0.9		0.9		0.8		0.8	(11.2)	(2.3)
Loss from discontinued operations, net of taxes	0.0		(0.0)		(0.0)		(0.0)	**	**
Net earnings	0.9		0.9		0.8		0.8	(10.0)	(1.6)

*	Difference due to rounding
**	Not meaningful

Adjusted Operating Earnings

Adjusted operating earnings is a non-GAAP operating financial measure that the Company defines as operating earnings plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

The Company believes that adjusted operating earnings provide a meaningful representation of its operating performance for the Company as a whole and for its operating segments. The Company considers adjusted operating earnings as an additional way to measure operating performance on an ongoing basis. Adjusted operating earnings is meant to reflect the ongoing operating performance of all of its distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted operating earnings and adjusted operating earnings by segment are performance measures that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in adjusted operating earnings format.

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

Following is an unaudited reconciliation of operating earnings to adjusted operating earnings for the 12 and 40 weeks ended October 10, 2015 and October 4, 2014.

(Unaudited)	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Operating earnings	$29,224	$33,612	$89,871	$93,839
Adjustments:
Merger integration and acquisition	4,417	1,379	7,252	8,128
Restructuring charges (gains) and asset impairment	760	(1,272)	7,762	(67)
One-time charges related to cost reduction initiatives	371	—	371	—
Fees and expenses related to tax planning strategies	—	—	569	—
Adjusted operating earnings	$34,772	$33,719	$105,825	$101,900

Reconciliation of operating earnings to adjusted operating earnings by segment:

Military:
Operating earnings	$3,438	$5,651	$13,491	$15,956
Adjustments:
Merger integration and acquisition	—	3	—	27
Restructuring charges and asset impairment	984	—	984	—
One-time charges related to cost reduction initiatives	95	—	95	—
Fees and expenses related to tax planning strategies	—	—	75	—
Adjusted operating earnings	$4,517	$5,654	$14,645	$15,983
Food Distribution:
Operating earnings	$16,540	$13,834	$56,195	$38,713
Adjustments:
Merger integration and acquisition	323	1,375	1,359	8,097
Restructuring charges (gains) and asset impairment	41	—	(237)	1,029
One-time charges related to cost reduction initiatives	116	—	116	—
Fees and expenses related to tax planning strategies	—	—	282	—
Adjusted operating earnings	$17,020	$15,209	$57,715	$47,839
Retail:
Operating earnings	$9,246	$14,127	$20,185	$39,170
Adjustments:
Merger integration and acquisition	4,094	1	5,893	4
Restructuring (gains) charges and asset impairment	(265)	(1,272)	7,015	(1,096)
One-time charges related to cost reduction initiatives	160	—	160	—
Fees and expenses related to tax planning strategies	—	—	212	—
Adjusted operating earnings	$13,235	$12,856	$33,465	$38,078

Adjusted earnings from Continuing Operations

Adjusted earnings from continuing operations is a non-GAAP operating financial measure that the Company defines as earnings from continuing operations plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

The Company believes that adjusted earnings from continuing operations provide a meaningful representation of its operating performance for the Company. The Company considers adjusted earnings from continuing operations as an additional way to measure operating performance on an ongoing basis. Adjusted earnings from continuing operations is meant to reflect the ongoing operating performance of all of its distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted earnings from continuing operations is a performance measure that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in adjusted earnings from continuing operations format.

Adjusted earnings from continuing operations is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. The Company’s definition of adjusted earnings from continuing operations may not be identical to similarly titled measures reported by other companies.

Following is an unaudited reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 12 and 40 weeks ended October 10, 2015 and October 4, 2014.

	12 Weeks Ended
	October 10, 2015			October 4, 2014
		Earnings from			Earnings from
	Earnings	continuing		Earnings	continuing
	from	operations		from	operations
(Unaudited)	continuing	per diluted		continuing	per diluted
(In thousands, except per share data)	operations	share		operations	share
Earnings from continuing operations	$15,248	$0.40		$17,169	$0.45
Adjustments, net of taxes:
Merger integration and acquisition	2,778	0.07		807	0.03	*
Restructuring charges (gains) and asset impairment	469	0.01		(782)	(0.02)
One-time charges related to cost reduction initiatives	229	0.01		—	—
Favorable settlement of unrecognized tax liability	(94)	—		—	—
Adjusted earnings from continuing operations	$18,630	$0.49		$17,194	$0.46
* Includes rounding
	40 Weeks Ended
	October 10, 2015			October 4, 2014
		Earnings from			Earnings from
	Earnings	continuing		Earnings	continuing
	from	operations		from	operations
(Unaudited)	continuing	per diluted		continuing	per diluted
(In thousands, except per share data)	operations	share		operations	share
Earnings from continuing operations	$46,002	$1.22		$47,083	$1.25
Adjustments, net of taxes:
Merger integration and acquisition	4,474	0.12		4,999	0.13
Restructuring charges (gains) and asset impairment	4,793	0.12	*	(41)	—
One-time charges related to cost reduction initiatives	229	0.01		—	—
Tax planning strategies, net of fees and expenses	(382)	(0.01)		—	—
Favorable settlement of unrecognized tax liability	(94)	—		(595)	(0.02)
Adjusted earnings from continuing operations	$55,022	$1.46		$51,446	$1.36
* Includes rounding

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP operating financial measure that the Company defines as operating earnings plus depreciation and amortization, and other non-cash items including deferred (stock) compensation, the LIFO provision, as well as adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

The Company believes that adjusted EBITDA provides a meaningful representation of its operating performance for the Company as a whole and for its operating segments. The Company considers adjusted EBITDA as an additional way to measure operating performance on an ongoing basis. Adjusted EBITDA is meant to reflect the ongoing operating performance of all of its distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted EBITDA and adjusted EBITDA by segment are performance measures that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in adjusted EBITDA format.

Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. The Company’s definition of adjusted EBITDA may not be identical to similarly titled measures reported by other companies.

Following is an unaudited reconciliation of operating earnings to adjusted EBITDA for the 12 and 40 weeks ended October 10, 2015 and October 4, 2014.

(Unaudited)	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Operating earnings	$29,224	$33,612	$89,871	$93,839
Adjustments:
LIFO expense	178	1,550	3,195	5,077
Depreciation and amortization	19,722	19,951	64,960	66,921
Restructuring charges (gains) and asset impairment	760	(1,272)	7,762	(67)
Merger integration and acquisition	4,417	1,379	7,252	8,128
Fees and expenses related to tax planning strategies	—	—	569	—
Stock based compensation	808	953	6,470	6,017
Other non-cash charges (gains)	123	(262)	(409)	(812)
Adjusted EBITDA	$55,232	$55,911	$179,670	$179,103

Reconciliation of operating earnings to adjusted EBITDA by segment:

Military:
Operating earnings	$3,438	$5,651	$13,491	$15,956
Adjustments:
LIFO (income) expense	(59)	359	620	1,192
Depreciation and amortization	2,838	2,751	9,381	8,580
Restructuring charges and asset impairment	984	—	984	—
Merger integration and acquisition	—	3	—	27
Fees and expenses related to tax planning strategies	—	—	75	—
Stock based compensation	144	86	998	502
Other non-cash charges (gains)	101	4	204	(55)
Adjusted EBITDA	$7,446	$8,854	$25,753	$26,202
Food Distribution:
Operating earnings	$16,540	$13,834	$56,195	$38,713
Adjustments:
LIFO expense	16	794	1,575	2,551
Depreciation and amortization	6,131	6,931	20,836	23,105
Restructuring charges (gains) and asset impairment	41	—	(237)	1,029
Merger integration and acquisition	323	1,375	1,359	8,097
Fees and expenses related to tax planning strategies	—	—	282	—
Stock based compensation	363	440	2,992	2,839
Other non-cash charges (gains)	123	(96)	164	(16)
Adjusted EBITDA	$23,537	$23,278	$83,166	$76,318
Retail:
Operating earnings	$9,246	$14,127	$20,185	$39,170
Adjustments:
LIFO expense	221	397	1,000	1,334
Depreciation and amortization	10,753	10,269	34,743	35,236
Restructuring (gains) charges and asset impairment	(265)	(1,272)	7,015	(1,096)
Merger integration and acquisition	4,094	1	5,893	4
Fees and expenses related to tax planning strategies	—	—	212	—
Stock based compensation	301	427	2,480	2,676
Other non-cash gains	(101)	(170)	(777)	(741)
Adjusted EBITDA	$24,249	$23,779	$70,751	$76,583

 Net Sales – Net sales for the quarter ended October 10, 2015 (“third quarter”) decreased $34.2 million, or 1.9 percent, from $1.81 billion in the quarter ended October 4, 2014 (“prior year third quarter”) to $1.78 billion due to lower sales in the Military and Retail segments. Net sales for the year-to-date period ended October 10, 2015 (“year-to-date”) decreased $69.5 million, or 1.2 percent, from $5.95 billion in the prior year-to-date period ended October 4, 2014 (“prior year-to-date”) to $5.88 billion. The year-to-date decrease is due to lower sales in the Retail and Military segments, partially offset by an increase in the Food Distribution segment.

Net sales for the third quarter in the Military segment decreased $17.6 million, or 3.4 percent, from $523.6 million in the prior year third quarter to $506.0 million. Net sales for the current year-to-date period decreased $7.7 million, or 0.5 percent, from $1,710.1 million in the prior year-to-date period to $1,702.4 million. The third quarter and year-to-date decreases were primarily due to lower sales at the Defense Commissary Agency (“DeCA”) operated commissaries.

Net sales for the third quarter in the Food Distribution segment, after intercompany eliminations, were $762.3 million compared to $764.3 million in the prior year third quarter. Net sales for the year-to-date period increased $28.2 million, or 1.1 percent, from $2,503.2 million in the prior year-to-date period to $2,531.4 million. The year-to-date increase was primarily due to net new business.

Net sales for the third quarter in the Retail segment decreased $14.5 million, or 2.8 percent, from $521.7 million in the prior year third quarter to $507.2 million. Net sales for the year-to-date period decreased $90.0 million, or 5.2 percent, from $1,740.1 million in the prior year-to-date period to $1,650.1 million. The third quarter decrease was primarily due to a 3.0 percent decrease in comparable store sales, excluding fuel, $13.2 million in lower sales resulting from the closure of retail stores and fuel centers and significantly lower retail fuel prices compared to the prior year, partially offset by sales from recently acquired stores. Comparable store sales reflect the low inflationary environment and increased competition in the western markets. The year-to-date decrease was primarily due to $58.5 million in lower sales due to the closure of retail stores and fuel centers, significantly lower retail fuel prices and a 2.3 percent decrease in comparable store sales, excluding fuel. The Company defines a retail store as comparable when it is in operation for 14 periods (a period is four weeks), and it includes remodeled, expanded and relocated stores in comparable stores.

Gross Profit – Gross profit represents net sales less cost of sales, which include purchase costs, freight, physical inventory adjustments, markdowns and promotional allowances. Vendor allowances that relate to the buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

Gross profit for the third quarter decreased $2.4 million, or 0.9 percent, from $261.4 million in the prior year third quarter to $259.0 million. As a percent of net sales, gross profit for the third quarter increased to 14.6 percent from 14.4 percent in the prior year third quarter. The third quarter gross profit rate increase primarily reflects an increase in fuel margin rates, partially offset by the impact of lower inflation-related gains in the Military segment. Gross profit for the current year-to-date period decreased $16.6 million, or 1.9 percent, from $873.9 million in the prior year-to-date period to $857.3 million. As a percent of net sales, gross profit for the current year-to-date period decreased to 14.6 percent from 14.7 percent in the prior year-to-date period. The year-to-date gross profit rate decrease was principally driven by a higher mix of lower margin Military and Food Distribution sales, partially offset by higher fuel margin rates.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the third quarter decreased $3.1 million, or 1.3 percent, from $227.7 million in the prior year third quarter to $224.6 million. As a percent of net sales, SG&A expenses were 12.8 percent for the third quarter compared to 12.5 percent in the prior year third quarter. SG&A expenses for the current year-to-date period decreased $19.5 million, or 2.5 percent, from $772.0 million in the prior year-to-date period to $752.5 million. As a percent of net sales, SG&A expenses were 12.9 percent for the current year-to-date period compared to 13.0 percent in the prior year-to-date period. The third quarter and year-to-date decreases were primarily due to benefits from merger synergies, operational efficiencies, lower health care costs and the impact of store closures.

Merger Integration and Acquisition – Merger integration and acquisition expenses for the third quarter increased $3.0 million from $1.4 million in the prior year third quarter to $4.4 million. The increase was primarily due to costs related to systems integration activities. Merger integration and acquisition expenses for the current year-to-date period decreased $0.8 million from $8.1 million in the prior year-to-date period to $7.3 million.

Restructuring and Asset Impairment – Third quarter restructuring and asset impairment charges consisted of charges related to three underperforming retail stores and closure of a Military distribution center, partially offset by the gain on sale of a previously closed retail store. The current year-to-date restructuring and asset impairment charges consisted primarily of charges related to underperforming retail stores and costs related to the closure of retail stores and distribution centers, partially offset by the gains on sales of assets related to a previously closed food distribution center and retail stores and favorable settlements on lease terminations of previously closed stores. Restructuring and asset impairment gains in the prior year third quarter consisted primarily of gains on sales of assets related to closed stores, net of store closing costs. The prior year-to-date restructuring and asset impairment gain consisted primarily of gains on sales of assets related to certain closed stores and a favorable settlement on a lease termination of a previously closed store, partially offset by asset impairment charges for a retail store and restructuring charges related to the closure of a distribution center.

Interest Expense – Interest expense for the third quarter decreased $0.5 million, or 8.9 percent, from $5.5 million in the prior year third quarter to $5.0 million. Interest expense for the current year-to-date period decreased $1.8 million, or 9.7 percent, from $18.4 million in the prior year-to-date period to $16.6 million. The decrease in interest expense was primarily due to a lower interest rate from the amended senior secured credit agreement and decreased borrowings. On January 9, 2015, the Company amended its credit agreement which reduced the interest rate.

Income Taxes – The effective income tax rate was 37.5% and 39.0% for the third quarter and prior year third quarter, respectively. For the current year-to-date period and prior year-to-date period, the effective income tax rate was 37.4% and 37.6%, respectively.  The differences from the Federal statutory rate in the current and prior year were primarily due to state income taxes.

Discontinued Operations

Certain of the Company’s Retail and Food Distribution operations have been recorded as discontinued operations. Results of the discontinued operations are excluded from the accompanying notes to the financial statements for all periods presented, unless otherwise noted.

Liquidity and Capital Resources

The following table summarizes the Company’s consolidated statements of cash flows:

(Unaudited)	40 Weeks Ended
(In thousands)	October 10, 2015	October 4, 2014
Cash flows from operating activities
Net cash provided by operating activities	$129,869	$117,385
Net cash used in investing activities	(71,497)	(54,362)
Net cash used in financing activities	(47,486)	(63,912)
Net cash used in discontinued operations	(8,819)	(279)
Net increase (decrease) in cash and cash equivalents	2,067	(1,168)
Cash and cash equivalents at beginning of period	6,443	9,216
Cash and cash equivalents at end of period	$8,510	$8,048

Net cash provided by operating activities increased from the prior year-to-date period primarily due to improvements in working capital requirements.

Net cash used in investing activities during the current year-to-date period increased $17.1 million to $71.5 million from $54.4 million in the prior year-to-date period. The increase was due to the acquisition of Dan’s (see Note 3 to the financial statements), partially offset by proceeds on the sales of assets of previously closed facilities. Military, Food Distribution and Retail segments utilized 4.8 percent, 24.2 percent and 71.0 percent of capital expenditures, respectively, in fiscal 2015.

Net cash used in financing activities during the current year-to-date period resulted primarily from net payments on the revolving credit facility of $19.7 million, the payment of dividends of $15.2 million, share repurchases of $9.0 million and the repayment of other long term debt of $6.5 million. Net cash used in financing activities in the prior year-to-date period resulted primarily from net payments on the revolving credit facility of $42.9 million, the payment of dividends of $13.6 million, the repayment of other long-term debt of $5.8 million and share repurchases of $2.5 million. A 12.5 percent increase in the quarterly dividend rate from $0.12 per share to $0.135 per share was approved by the Board of Directors and announced on February 25, 2015. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities. Current maturities of long-term debt and capital lease obligations at October 10, 2015 are $22.0 million. The Company’s ability to borrow additional funds is governed by the terms of its credit facilities.

Net cash used in discontinued operations consists primarily of the acquisition and operations of stores that met the criteria of discontinued operations at the time of acquisition and other facility maintenance expenditures.

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility which has maximum available credit of $1.0 billion. As of October 10, 2015, the senior secured revolving credit facility and senior secured term loan had outstanding borrowings of $430.5 million. Additional available borrowings under the Company’s $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the credit agreement. The credit agreement requires that SpartanNash maintain excess availability of 10 percent of the borrowing base as such term is defined in the credit agreement. The Company had excess availability after the 10 percent covenant of $354.7 million at October 10, 2015. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $11.6 million were outstanding as of October 10, 2015. The revolving credit facility matures January 2020, and is secured by substantially all of the Company’s assets. The Company believes that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and senior note debt redemption and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the credit facility.

On November 2, 2015, the Company called for redemption all of the outstanding $50.0 million aggregate principal amount of the 6.625% Senior Notes due December 2016 (the “Notes”). The Company will redeem the Notes for cash using borrowings under its revolving credit facility. The redemption will occur on December 15, 2015. Notes called for redemption became due and payable on the redemption date at a cash redemption price of 101.65625% of the principal amount of the Notes, plus accrued and unpaid interest. One-time charges of $1.1 million are expected to be incurred consisting of the redemption premium and the write-off of unamortized issuance costs. As a result of the redemption, the Company expects to reduce annual interest expense by approximately $2.0 million, partially offset by future interest rate increases.

The Company’s current ratio decreased to 1.80:1.00 at October 10, 2015 from 1.90:1.00 at January 3, 2015 and its investment in working capital decreased to $412.6 million at October 10, 2015 from 433.2 million at January 3, 2015. Net debt to total capital ratio decreased to 0.41:1.00 at October 10, 2015 from 0.43:1.00 at January 3, 2015.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of October 10, 2015 and January 3, 2015.

(Unaudited)
(In thousands)	October 10, 2015	January 3, 2015
Current maturities of long-term debt and capital lease obligations	$21,993	$19,758
Long-term debt and capital lease obligations	525,889	550,510
Total debt	547,882	570,268
Cash and cash equivalents	(8,510)	(6,443)
Total net long-term debt	$539,372	$563,825

For information on contractual obligations, see the Company’s Form 10-K for the fiscal year ended January 3, 2015. At October 10, 2015, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Ratio of Earnings to Fixed Charges

For purposes of calculating the ratio of earnings to fixed charges under the terms of the Company’s Senior Notes, earnings consist of net earnings, as adjusted under the terms of the Senior Notes indenture, plus income tax expense, fixed charges and non-cash charges, less cash payments relating to non-cash charges added back to net earnings in prior periods. Fixed charges consist of interest cost, including capitalized interest, and amortization of debt issue costs. The ratio of earnings to fixed charges was 10.16:1.00 for the four quarters ended October 10, 2015.

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond October 10, 2015. These commitments consist primarily of standby letters of credit of $11.6 million as of October 10, 2015.

Critical Accounting Policies

This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Based on ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. The Company has discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying financial statements are prepared using the same critical accounting policies discussed in the Company’s Form 10-K for the fiscal year ended January 3, 2015.

Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the same reporting period in which the adjustments are determined. The Company adopted ASU 2015-16 in the third quarter of fiscal 2015. Adoption of this standard did not have a material impact on the financial statements as the Company has not recorded any significant measurement-period adjustments in fiscal 2015.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective on a retrospective basis for fiscal years beginning after December 15, 2015, and interim periods within those years. Adoption of this standard in fiscal 2016 will retroactively decrease Other long-term assets and Long-term debt. As of October 10, 2015, such amount was approximately $9.2 million.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changed the criteria for reporting discontinued operations and modified related disclosure requirements. The Company adopted ASU 2014-08 in the first quarter of fiscal 2015. Adoption of this standard did not have a material impact on the financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new guidance contained in the ASU affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which results in the guidance being effective for the Company in the first quarter of its fiscal year ending December 29, 2018. Adoption is allowed by either the full retrospective or modified retrospective approach. The Company is currently in the process of evaluating the impact of adoption of this standard on its financial statements.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of October 10, 2015 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). SpartanNash’s management, including the CEO and CFO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the Company’s principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the third quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1a. Risk Factors

Changes in the Company’s vendor base may adversely affect its business.

The Company sources the products it sells from a wide variety of vendors. The Company generally does not have long-term written contracts with its major suppliers that would require them to continue supplying it with merchandise. The Company depends on its vendors for, among other things, appropriate allocation of merchandise, assortments of products, operation of vendor-focused shopping experiences within its stores, and funding for various forms of promotional allowances. There has been significant consolidation in the food industry, and this consolidation may continue to the Company’s commercial disadvantage. Such changes could have a material adverse impact on the Company’s revenues and profitability.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of the Company’s own common stock during the 12 week period ended October 10, 2015.

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 18, 2015. Here incorporated by reference.

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

SPARTANNASH COMPANY (Registrant)
Date: November 12, 2015	By	/s/ David M. Staples
David M. Staples Executive Vice President and Chief Operating Officer (Principal Financial Officer and duly authorized to sign for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

3.1

Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 18, 2015. Here incorporated by reference.

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