Form 10-K
period 2016-01-02
SpartanNash Co
filed 2016-03-02
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Select Market on July 18, 2015 (which was the last trading day of the registrant’s second quarter in the fiscal year ended January 2, 2016) was $1,197,681,942.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 26, 2016 was 37,285,140, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held June 2, 2016

Forward-Looking Statements

The matters discussed in this Annual Report on Form 10-K, in the Company’s press releases and in the Company’s website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of SpartanNash Company and subsidiaries (“SpartanNash” or “the Company”). These forward-looking statements are identifiable by words or phrases indicating that SpartanNash or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that the Company is “positioned” for a particular result, or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. The Company’s asset impairment and restructuring cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. You should not place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report, other report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially.

The Company’s ability to achieve sales and earnings expectations; improve operating results; continue to realize benefits of the merger with Nash-Finch Company (including realization of synergies); maintain or strengthen retail-store performance; assimilate acquired distribution centers and stores; maintain or grow sales; respond successfully to competitors including remodels and new openings; maintain or improve gross margin; effectively address food cost or price inflation or deflation; maintain and improve customer and supplier relationships; realize expected synergies from merger and acquisition activity; realize expected benefits of restructuring; realize growth opportunities; maintain or expand its customer base; reduce operating costs; sell on favorable terms assets held for sale; generate cash; continue to meet the terms of the Company’s debt covenants; continue to pay dividends, and successfully implement and realize the expected benefits of the other programs, initiatives, systems, plans, priorities, strategies, objectives, goals or expectations described in this Annual Report, the Company’s other reports, press releases and public comments will be affected by changes in economic conditions generally or in the geographic areas that the Company serves, adverse effects of the changing food and distribution industries, adverse changes in government funded consumer assistance programs, possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action, changes in funding levels, or the effects of mandated reductions in or sequestration of government expenditures, and other factors including, but not limited to, those discussed in the “Risk Factors” discussion in Item 1A of this Annual Report.

This section and the discussions contained in Item 1A, “Risk Factors,” and in Item 7, subheading “Critical Accounting Policies” in this report, both of which are incorporated here by reference, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur or information obtained after the date of this Annual Report.

PART I

Item 1.Business

Overview

SpartanNash Company (together with its subsidiaries, “SpartanNash” or “the Company”) is a leading multi-regional grocery distributor and grocery retailer and the largest distributor, by revenue, of grocery products to military commissaries in the United States. The Company’s core businesses include distributing grocery products to military commissaries and exchanges and independent and corporate-owned retail stores primarily located in 47 states and the District of Columbia, Europe, Cuba, Puerto Rico, Bahrain, and Egypt. The Company operates three reportable business segments: Military, Food Distribution and Retail. For the fiscal year ended January 2, 2016, the Company generated net sales of approximately $7.7 billion.

Established in 1917 as a cooperative grocery distributor, Spartan Stores Inc. (“Spartan Stores”) converted to a for-profit business corporation in 1973. In January 1999, Spartan Stores began to acquire retail supermarkets in its focused geographic regions. In August 2000, Spartan Stores common stock became listed on the NASDAQ Stock Market under the symbol “SPTN.” On November 19, 2013, Spartan Stores merged with Nash-Finch Company (“Nash-Finch”). Nash-Finch’s core businesses include distributing food to military commissaries and independent grocery retailers and distributing to and operating corporate-owned retail stores. Following completion of the merger, the combined company is named SpartanNash Company. Unless the context otherwise requires, the use of the terms “SpartanNash,” “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K refers to the surviving corporation SpartanNash Company and, as applicable, its consolidated subsidiaries.

The Company’s hybrid business model supports the close functioning of its Military, Food Distribution, and Retail operations, optimizing the natural complements of each business segment while also enhancing the ability of the Company’s independent retailers to compete long term in the grocery industry. The model produces operational efficiencies, helps stimulate distribution product demand, and provides sharper visibility and broader business growth options. In addition, the Military, Food Distribution, and Retail diversification provides added flexibility to pursue the best long-term growth opportunities in each segment.

SpartanNash has established key management priorities for the longer-term strategy of the Company, including establishing a well-differentiated product offering for its Military, Food Distribution, and Retail segments, and additional strategies designed to create value for its shareholders, retailers and customers. These priorities are:

Military:

●	Leverage the size and scale of the existing Food Distribution and Retail segments to attract additional customers.
●

Continue to partner with Coastal Pacific Food Distributors, the second largest worldwide military distributor, by revenue, of food and related products to leverage the advantage of a worldwide distribution network.

Food Distribution:

●	Develop new solutions for customers.
●

Use retail competency and combined distribution platform capabilities to increase business within the existing account base and to potentially add new distribution categories and take advantage of current competitive dynamics to supply new customers.

●	Increase private brand penetration and overall purchase concentration.
●	Enhance the value-added offer to further meet the needs of customers.

Retail:

●	Evaluate banners to maintain a portfolio of customer-relevant offerings.
●	Drive a lean and efficient operating cost structure to remain competitive.
●	Rationalize store base to maximize capital efficiency and enhance profitability.
●	Deploy capital to modernize the existing store base.
●	Pursue opportunistic roll-ups of existing distribution customers and/or other retailers.
●	Expand consumer relationships with pharmacy, fuel and other promotional offerings.

Supply Chain:

●	Leverage new competitive position, scale and financial flexibility to further grow the distribution channel.
●	Gain efficiencies in all aspects of the supply chain through optimization of the distribution center network.

Military Segment

The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to U.S. military commissaries and exchanges.

The distributed grocery products are delivered to 169 military commissaries and over 442 exchanges located in 37 states across the United States and the District of Columbia, Europe, Cuba, Puerto Rico, Bahrain and Egypt. The Company’s distribution centers are strategically located among the largest concentration of military bases in the areas the Company serves and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges. The Company’s Military segment has an outstanding reputation as a distributor focused on U.S. military commissaries and exchanges, based in large measure on its excellent service metrics, which include fill rate, on-time delivery and shipping accuracy.

The Defense Commissary Agency (“DeCA”) operates a chain of commissaries on U.S. military installations throughout the world. DeCA contracts with manufacturers to obtain grocery and related products for the commissary system. Manufacturers either deliver the products to the commissaries themselves or, more commonly, contract with distributors such as SpartanNash to deliver the products. Manufacturers must authorize the distributors as their official representatives to DeCA, and the distributors must adhere to DeCA’s frequent delivery system procedures governing matters such as product identification, ordering and processing, information exchange and resolution of discrepancies. The Company obtains distribution contracts with manufacturers through competitive bidding processes and direct negotiations.

The Company has approximately 250 distribution contracts representing 600 manufacturers that supply products to the DeCA commissary system and various exchange systems. The larger contracts have definitive durations whereas the smaller contracts generally have an indefinite term, but may be terminated by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify the commissaries and exchanges to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms. The Company’s ten largest manufacturer customers represented approximately 40% of the Company’s Military segment sales for the fiscal year ended January 2, 2016.

As commissaries need to be restocked, DeCA identifies the manufacturer with which an order is to be placed, determines which distributor is the manufacturer’s official representative for a particular commissary or exchange location, and then places a product order with that distributor under the auspices of DeCA’s master contract with the applicable manufacturer. The distributor selects that product from its existing inventory, delivers it to the commissary or commissaries designated by DeCA, and bills the manufacturer for the product shipped. The manufacturer then bills DeCA under the terms of its master contract. Overseas commissaries are serviced in a similar fashion, except that a distributor’s responsibility is to deliver products as and when needed to the port designated by DeCA, which in turn bears the responsibility for shipping the product to the applicable commissary or overseas warehouse.

After the Company ships a particular manufacturer’s products to commissaries in response to an order from DeCA, the Company invoices the manufacturer for the product price plus a service and/or drayage fee that is typically based on a percentage of the purchase price, but may in some cases be based on a dollar amount per case or pound of product sold. The Company’s order handling and invoicing activities are facilitated by procurement and billing systems developed specifically for the Military business, which addresses the unique aspects of its business, and provides the Company’s manufacturer customers with a web-based, interactive means of accessing critical order, inventory and delivery information.

Food Distribution Segment

The Company’s Food Distribution segment uses a multi-platform sales approach to distribute grocery products to independent retail locations and corporate-owned retail stores. Total net sales from the Company’s Food Distribution segment, including sales to corporate-owned retail stores that are eliminated in the consolidated financial statements, were approximately $4.3 billion for the fiscal year ended January 2, 2016. As of the end of fiscal 2015, the Company believes that it is the fifth largest wholesale distributor, by revenue, to supermarkets in the United States.

Customers. The Company’s Food Distribution segment supplies grocery products to a diverse group of independent grocery store operators ranging from a single store to supermarket chains with over 20 stores; and also supplies the Company’s corporate-owned retail stores. The Company operates in 47 states with 12 distribution centers supporting approximately 2,100 independently owned supermarkets and also supplies its 163 corporate-owned retail stores. This larger geographic reach allows for increased scale as the Company leverages the organization to enhance the ability of its independent retailers to compete long-term in the grocery industry.

The Company services a national retailer, Dollar General, through its Food Distribution segment. Sales are made to more than 13,000 retail locations for this customer, representing 10.7% of consolidated net sales in fiscal 2015. Sales to this customer did not exceed 10% of consolidated net sales for any other year presented. The Company’s Food Distribution customer base is diverse, and no other single customer exceeded 5% of consolidated net sales in any of the years presented.

The Company’s five largest Food Distribution customers (excluding corporate-owned retail stores) accounted for approximately 39% of total Food Distribution net sales for the fiscal year ended January 2, 2016. In addition, approximately 84% of Food Distribution net sales, including intercompany sales to corporate-owned retail stores, are covered under supply agreements with independent customers or are directly controlled by SpartanNash.

Products. The Company’s Food Distribution segment provides a selection of approximately 56,000 stock-keeping units (SKUs) of nationally branded and private label grocery products (see “Marketing and Merchandising – Private Brands”) and perishable food products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmacy. These product offerings, along with best in class services, allow independent retailers the opportunity to support their entire operations with a single supplier. Meeting consumers’ needs will continue to be SpartanNash’s mission as it executes its hybrid business model of wholesale, retail and military supply.

Additional Services. The Company offers and provides many of its independent Food Distribution customers with value-added services, including:

● Site identification and market analysis	● Coupon redemption
● Store planning and development	● Product reclamation
● Marketing, promotion and advertising	● Graphic services
● Website design, technology and information services	● Category management
● Accounting, payroll and tax preparation	● Real estate services
● Human resource services	● Construction management services
● Fuel technology	● Pharmacy retail and procurement services
● Account management field sales support	● Retail pricing
● InSite Business to Business communications	● Security consulting and investigation services

Retail Segment

The Company’s neighborhood market strategy distinguishes its corporate-owned retail stores from supercenters and limited assortment stores by emphasizing convenient locations, demographically-targeted merchandise selections, high-quality fresh offerings, customer service, value pricing and community involvement.

The Company’s Retail segment operates 163 corporate-owned retail stores in the Midwest and Great Lakes which operate primarily under the banners of Family Fare Supermarkets, Family Fresh Markets, D&W Fresh Markets, and Sun Mart. Retail banners and numbers of stores are more fully detailed in Item 2, “Properties,” of this report.

The Company’s corporate-owned retail stores offer nationally branded and private label grocery products (see “Marketing and Merchandising – Private Brands”) and perishable food products including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products and health and beauty care products. The private label grocery products provide enhanced retail margins and are believed to help improve customer loyalty. The Company also offers pharmacy services in 91 of its corporate-owned retail stores. The Company’s corporate-owned retail stores range in size from approximately 10,400 to 92,381 total square feet, or on average, approximately 41,300 total square feet per store.

The Company operates 29 fuel centers primarily at its supermarket locations operating under the banners Family Fare Quick Stop, D&W Quick Stop, VG’s Quick Stop, Forest Hills Quick Stop and Sun Mart Express Fuel. These fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of popular consumable products. The Company’s prototypical Quick Stop stores are approximately 1,100 square feet in size. The Company has experienced increased supermarket sales upon opening fuel centers and initiating cross-merchandising activities. The Company plans, as opportunities arise, to open additional fuel centers at certain of its supermarket locations over the next few years.

The Company’s corporate-owned retail stores are primarily the result of acquisitions from January 1999 to June 2015, including the merger with Nash-Finch in November 2013. The following chart details the changes in the number of corporate-owned retail stores over the last five fiscal years, including the transition year ended December 28, 2013:

	March 31,	March 30,	December 28,	January 3,	January 2,
	2012	2013	2013	2015	2016
Number of stores at beginning of year	97	96	101	172	162
Stores acquired or added during year	—	5	78	1	7
Stores closed or sold during year	1	—	7	11	6
Number of stores at end of year	96	101	172	162	163

During the fiscal year ended January 2, 2016, the Company opened one new retail store in Dickinson, North Dakota, acquired six stores in Bismarck and Mandan, North Dakota, completed seven major remodels, and completed many other limited remodels. The Company also converted six corporate-owned retail stores to the Family Fare banner.

The Company expects to continue making progress with its capital investment program during fiscal 2016 by completing 13 major remodels, and by opening additional fuel centers or entering into partnerships with existing fuel operations. The Company will continue to evaluate its store base and may close three or four stores during the course of 2016. The Company evaluates proposed projects based on demographics and competition within each geographic area, and prioritizes projects based on their expected returns on investment. Approval of proposed capital projects requires a projected internal rate of return that meets or exceeds the Company’s policy; however, the Company may undertake projects that do not meet this standard to the extent they represent required maintenance or necessary infrastructure improvements. In addition, the Company performs a post completion review of financial results versus its expectation on all major projects. The Company believes that focusing on such measures provides it with an appropriate level of discipline in its capital expenditures process.

Supply Chain Network

The Company has integrated its supply chain organization to further optimize the network, increase asset utilization and leverage programs that will drive more value for its shareholders, retailers and customers. The Company believes its distribution facilities are strategically located to efficiently serve current customers and also have the available capacity to support future growth. The Company continually evaluates inventory movement and assigns SKUs to appropriate areas within its distribution facilities to reduce the time required to stock and pick products and to achieve additional efficiencies.

The Company has several projects planned for the fiscal year ending December 31, 2016. These projects are designed to further integrate the Company’s supply chain capabilities across distribution centers and thereby increase efficiency of both inbound and outbound distribution operations. To demonstrate the Company’s commitment across the entire network, the Company has invested in uniformly branding all tractors with a new logo that embodies the Company’s tagline, “Taking Food Places.” Newly purchased trailers will also receive the new logo layout. Over the next two years, the Company plans to re-logo all existing trailers within the SpartanNash supply chain. This will allow the Company to increase asset utilization by sharing resources across all facility locations.

Supply Chain Functions. The Company’s distribution network is comprised of 19 distribution centers, 7 of which primarily service the Military segment and 12 of which service the Food Distribution segment, with approximately 9.1 million total square feet of warehouse space.

The Company operates a fleet of approximately 490 over-the-road tractors, 575 dry vans, and 960 refrigerated trailers. Through routing optimization systems, the Company carefully manages the millions of miles its fleet drives annually servicing its military commissaries, exchanges, independent retailers, national account locations and corporate-owned supermarkets. The Company has also equipped some of its refrigerated trailers with a refrigeration unit that has the capability to run on electric standby, offering an economical and environmentally friendly alternative to diesel fuel. The Company remains committed to the ongoing investment required to maintain a best in class fleet while focusing on low cost, environmentally friendly solutions.

Products

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. The consolidated net sales include the net sales of its Military segment, corporate-owned stores and fuel centers in its Retail segment and the net sales of its Food Distribution business, which excludes sales to affiliated stores.

The following table presents sales by type of similar product and services:

	January 2, 2016		January 3, 2015		December 28, 2013
(In thousands, except percentages)	(52 Weeks)		(53 Weeks)		(39 Weeks)
Non-perishables (1)	$4,845,763	63.3%	$4,998,895	63.1%	$1,393,157	53.6%
Perishables (2)	2,373,829	31.0	2,449,562	31.0	894,783	34.5
Pharmacy	310,377	4.1	289,494	3.7	163,659	6.3
Fuel	122,004	1.6	178,111	2.2	145,631	5.6
Consolidated net sales	$7,651,973	100.0%	$7,916,062	100.0%	$2,597,230	100.0%
(1)	Consists primarily of general merchandise, grocery, beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Reporting Segment Financial Data

More detailed information about the Company’s reporting segments can be found in Note 16 to the consolidated financial statements included in Item 8, which is herein incorporated by reference. All of the Company’s sales and assets are in the United States of America.

Discontinued Operations

Certain of the Company’s Retail and Food Distribution operations have been recorded as discontinued operations. Discontinued operations consist of certain locations that have been closed or sold. Additional information may be found in Note 1 to the consolidated financial statements included in Item 8, which is herein incorporated by reference.

Marketing and Merchandising

General. The Company continues to align its marketing and merchandising strategies with current consumer behaviors by delivering initiatives centered on personalization, a multi-channel experience, value beyond price, and health and wellness. These strategies seek to use consumer data and insights to deliver products, promotions, content and experiences to satisfy the consumer’s needs.

The Company believes that its “yes Rewards” loyalty program gives it competitive insight into consumer behavior. This gives the Company the flexibility to adapt to rapidly changing conditions by making tactical and more effective adjustments to its marketing and merchandising programs. In fiscal 2015, the Company expanded its yes Rewards program to certain Family Fare and Family Fresh Markets stores in the western geographic areas and also provided a digital coupon program to its independent retailers.

The Company’s investment to further strengthen its knowledge of the consumer has resulted in progress in several areas: robust self-serve data tool that enables it to make consumer centric merchandising and marketing decisions; the development of a customer strategy that will be used to guide its internal business processes and go-to market strategy; and the evolution of its customer segmentation that takes it beyond the purchase and transactional behavior to lifestyle. These accomplishments are building blocks and will ultimately enable the Company to provide a shopping experience that better meets the changing needs of the consumer.

Through its numerous strategic partnerships, the Company is able to develop its enterprise approach to customer centricity; benefiting both its Retail and Food Distribution businesses. By harnessing its proprietary data, the Company is able to provide a set of tools and capabilities for the organization that enables the Company to provide its customers with a more relevant and personalized shopping experience. This effort also enables the Company to continue to learn more about its best customers; develop strategies to enable long-term customer and supplier loyalty; deploy a more effective and efficient marketing spend; and ultimately make better business decisions.

The Company has been building tools and capabilities to enable relevant, personalized content across its marketing channels and focusing on expanding its digital, social and mobile capabilities. The Company also implemented a number of capabilities that enables it to more effectively target consumers and more efficiently develop and execute campaigns. This will help the Company to further build longer-term customer loyalty, maintain efficient marketing spend and increase return on investment, improve its sales growth opportunities, and further strengthen its business position. As the Company continues to build these capabilities, along with its other strategies, the Company will continue to share its marketing and merchandising learnings and best practices across its wholesale customer base.

The Company also believes it can differentiate itself from its competitors by offering a full set of services, from value added services in its Food Distribution segment to the inclusion of fuel centers and Starbucks Coffee or Caribou Coffee shops in some of its corporate-owned retail stores. The Company also provides consumers with discounts on fuel purchases at its fuel centers. In 2015, the Company began offering fuel programs in the western geographic areas by partnering with third party fuel centers. In addition, the Company also refined its fuel promotions and executed several pilots to further enhance its program and provide value to the customer.

The Company offers pharmacy services in 91 of its supermarkets and operates three free-standing pharmacy locations. The Company believes the pharmacy service offering in its supermarkets is an important part of the consumer experience. In its Michigan pharmacies, the Company offers free medications (antibiotics, diabetic medications and pre-natal vitamins) along with generic drugs for $4 and $10, and food solutions for preventative health and education for its customers. The Company has recently expanded these programs to a number of corporate-owned retail stores that have pharmacies in Minnesota and Nebraska.

As consumers increasingly emphasize health and wellness, the Company believes that it can be a provider and resource for products and services that will support their needs. In 2015, the Company continued to expand its offerings and partnerships and undertook the following key initiatives. First, the Company continued to expand its “Living Well” concept through store-within-a-store concepts and expanded product offerings. Second, the Company established partnerships with health systems and providers to provide dietician-led store tours to help educate consumers to make healthier food choices. Third, the Company increased its retail product offering and assortment for gluten-free, meat-free, non-GMO products and other health and wellness options. The Company is also proud to work with local farmers and vendors to provide locally grown produce and products in many stores.

Private Brands. SpartanNash currently markets and distributes over 7,100 total private brand items primarily under the following labels: Spartan and Our Family; Top Care (health and beauty care); Tippy Toes (baby); Full Circle (organic and wellness); B-leve (premium bath and beauty); PAWS Premium (pet supplies); and Valu Time (value). The Company believes that its private brand offerings are part of its most valuable strategic assets, demonstrated through customer loyalty and profitability.

The Company has worked to develop a best in class private brand program. The Company has added more than 1,000 total corporate brand products to its consumer offerings in the past year, and as a result of realigning its private brand program to reduce the number of duplicative product offerings, the Company plans to introduce approximately 500 new total items in fiscal 2016 to round out its portfolio. The Company’s products have been frequently recognized for excellence in packaging design and product development. These awards underscore the Company’s continued commitment to providing the consumer with quality products at exceptional value. The Company’s focus is and will continue to be the pursuit of new opportunities and expansion of private brand offerings to its customers.

Competition

The Company’s Military, Food Distribution and Retail segments operate in highly competitive geographic areas, which typically result in low profit margins for the industry as a whole. The Company competes with, among others, regional and national grocery distributors, large chain stores that have integrated wholesale and retail operations, mass merchandisers, e-commerce providers, limited assortment stores and wholesale membership clubs, many of whom have greater resources than the Company.

The Company is one of five distributors in the United States with annual sales to the DeCA commissary system in excess of $100 million that distributes products via the frequent delivery system. The remaining distributors that supply DeCA tend to be smaller, regional and local providers. In addition, manufacturers contract with others to deliver certain products, such as baking supplies, produce, deli items, soft drinks and snack items, directly to DeCA commissaries and service exchanges. Because of the narrow margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic area(s) a distributor serves. As a result, no single distributor in this industry, by itself, has a nationwide presence. Rather, distributors tend to concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently. In addition, distributors that operate larger non-military specific distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing distribution centers. The Company believes the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers. The Company believes its competitive position is very strong with respect to all of these factors within the geographic areas where it competes.

The primary competitive factors in the Food Distribution business include price, service, product quality, variety and other value-added services. The Company believes its overall service level, which is defined as actual units shipped divided by actual units ordered, is among industry leaders in terms of performance.

The principal competitive factors in the retail grocery business include the location and image of the store; the price, quality and variety of the perishable products; and the quality and consistency of service. The Company believes it has developed and implemented strategies and processes that allow it to be competitive in its Retail segment. The Company monitors planned competitor store openings and uses established proactive strategies to respond to new competition both before and after the competitive store opening. Strategies to react to competition vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, 13 competitor supercenters opened in geographic areas in which the Company currently operates corporate-owned retail stores with two additional openings expected to occur during fiscal 2016. As a result of these openings, the Company believes the majority of its supermarkets compete with one or more supercenters.

Seasonality

Many northern Michigan stores are dependent on tourism and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. The Company’s first quarter consists of 16 weeks and will usually include the Easter holiday while all other quarters consist of 12 weeks each with the fourth quarter including the Thanksgiving and Christmas holidays. Fiscal year ended January 3, 2015 contained 53 weeks; therefore, the fourth quarter of fiscal 2014 consisted of 13 weeks rather than 12 weeks. The transition fiscal year ended December 28, 2013 consisted of 39 weeks; therefore, the third and final quarter of the short year consisted of 15 weeks rather than 16 weeks.

Suppliers

The Company purchases products from a large number of national, regional and local suppliers of name brand and private brand merchandise. The Company has not encountered any material difficulty in procuring or maintaining an adequate level of products to serve its customers. No single supplier accounts for more than 5% of the Company’s purchases. The Company continues to develop strategic relationships with key suppliers and believes this will prove valuable in the development of enhanced promotional programs and consumer value perceptions.

Intellectual Property

The Company owns valuable intellectual property, including trademarks and other proprietary information, some of which are of material importance to its business.

Technology

The Company’s information technology (“IT”) organization continues to integrate systems from the two merged companies. The plan is to consolidate onto a single set of systems. The integration has proceeded well and is approximately 60% complete. The integration will continue into fiscal 2017. During the last year there were additional projects completed which were unrelated to the integration of the two companies.

Supply Chain. During fiscal 2015, the Company continued to combine its Master Data Management systems to standardize customer, vendor and item information. The vendor portion is complete and the customer and item integration is still in process and will be completed in fiscal 2016. The Company completed the consolidation of the procurement system and the standardization of the transportation maintenance management system in fiscal 2015. The Company completed 80% of its redesign and upgrade for the communications technology in support of the distribution center network. In the non-integration area, the Company completed a number of supply chain enhancement projects to support its Food Distribution business.

Retail Systems. During fiscal 2015, the Company substantially completed the standardization of the legacy Nash-Finch retail locations with the Company’s standard point-of-sale (“POS”) and in store systems. The price modeling system was upgraded to support the addition of the legacy Nash-Finch retail stores. The Company also installed a new version of its loyalty systems in many of the remodeled legacy Nash-Finch retail locations. The Company continued with a multi-year customization effort for the major upgrade of its POS software. In the non-integration projects, the Company deployed major upgrades to its consumer digital properties including kiosks, web sites and mobile applications.

Administrative Systems. During fiscal 2015, the Company completed the consolidation onto a single accounts payable system and its related workflow system. The first phase of a financial reporting and planning system was installed in fiscal 2015. The Company completed the consolidation onto a single internal web based communication and workflow system during fiscal 2015. The Company is 90% complete with the consolidation onto a single electronic data interface (“EDI”) system.

Information Technology Infrastructure. The data center consolidation project (from four data centers to two data centers) began in fiscal 2015 and is now 70% complete and is expected to finish during the summer of fiscal 2016. In conjunction with this consolidation, the Company implemented major upgrades to its high performance processing and primary storage systems.

Associates

As of January 2, 2016, the Company employed approximately 15,200 associates, 8,500 of which are on a full-time basis and 6,700 of which are part-time. Approximately 1,300 associates, or 9%, were represented by unions under collective bargaining agreements that will expire between April 2016 and October 2017 and consisted primarily of warehouse personnel and drivers at the Company’s Michigan, Ohio and Indiana distribution centers. The Company considers its relations with its union and non-union associates to be good and have not had any material work stoppages in over twenty years.

Regulation

The Company is subject to federal, state and local laws and regulations concerning the conduct of its business, including those pertaining to the workforce and the purchase, handling, sale and transportation of its products. Several of the Company’s products are subject to federal Food and Drug Administration (“FDA”) regulation. The Company believes that it is in substantial compliance in all material respects with the FDA and other federal, state and local laws and regulations governing its businesses.

Forward-Looking Statements

The matters discussed in this Item 1 include forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Available Information

The address of SpartanNash web site is www.spartannash.com. The inclusion of the Company’s website address in this Form 10-K does not include or incorporate by reference the information on or accessible through the Company’s website, and the information contained on or accessible through those websites should not be considered as part of this Form 10-K. The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act available on the Company’s web site as soon as reasonably practicable after the Company electronically files or furnishes such materials with the SEC. Interested persons can view such materials without charge by clicking on “For Investors” and then “SEC Filings” on the Company’s web site. SpartanNash is a “large accelerated filer” within the meaning of Rule 12b-2 under the Securities Exchange Act.

Item 1A.Risk Factors

The Company faces many risks. If any of the events or circumstances described in the following risk factors occur, the Company’s financial condition or results of operations may suffer, and the trading price of the Company’s common stock could decline. This discussion of risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K. All of these forward-looking statements are affected by the risk factors discussed in this item and this discussion of risk factors should be read in conjunction with the discussion of forward-looking statements, which appears at the beginning of this report.

Business and Operational Risks

The Company operates in an extremely competitive industry. Many of its competitors are much larger than the Company and may be able to compete more effectively.

The Military segment faces competition from large national and regional food distributors as well as smaller distributors. Due to the narrow margins in the military food distribution industry, it is of critical importance for distributors to achieve economies of scale, which are typically a function of the density or concentration of military bases in the geographic area(s) a distributor serves and a distributor’s share of that geographic area. As a result, no single distributor in this industry, by itself, has a nationwide presence.

The Company’s Food Distribution and Retail segments compete with, among others, regional and national grocery distributors, large chain stores that have integrated wholesale and retail operations, mass merchandisers, e-Commerce providers, limited assortment stores and wholesale membership clubs, many of which have greater resources than the Company. Some of the distribution and retail competitors are substantially larger and have greater financial resources and advantages than the Company, intensifying competition at the wholesale and retail levels.

The effects of industry consolidation and the expansion of alternative store formats have resulted in, and continue to result in, market share losses for traditional grocery stores. In addition, the Company is facing increasing competition from nontraditional competitors and in alternative sales channels, including e-commerce. These trends have produced even stronger competition for the Company’s Retail business and for the independent customers of the Company’s Food Distribution business. To the extent the Company’s independent customers are acquired by one of the Company’s competitors or are not successful in competing with other retail chains and non-traditional competitors, sales by the Company’s Food Distribution business will be affected. If the Company fails to implement strategies to respond effectively to these competitive pressures, its operating results could be adversely affected by price reductions, decreased sales or margins, or loss of customer base.

This competition may result in reduced profit margins and other harmful effects on the Company and the Food Distribution customers that the Company supplies. Ongoing industry consolidation could result in loss of the Company’s existing customers and could confront its retail operations with competition from larger and better-capitalized chains in existing or new geographic areas. The Company may not be able to compete successfully in this environment.

The Company’s businesses could be negatively affected if it fails to retain existing customers or attract a significant number of new customers.

Growing and increasing the profitability of the Company’s distribution businesses is dependent in large measure upon its ability to retain existing customers and capture additional distribution customers through its existing network of distribution centers, which enables the Company to more effectively utilize the fixed assets in those businesses. The Company’s ability to achieve these goals is dependent, in part, upon its ability to continue to provide a high level of customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency, particularly in the process of integrating new customers into its distribution system, and offer marketing, merchandising and ancillary services that provide value to its independent customers. If the Company is unable to execute these tasks effectively, it may not be able to attract a significant number of new customers, and attrition among its existing customer base could increase, either or both of which could have an adverse impact on the Company’s revenue and profitability.

Growing and increasing the profitability of the Company’s Retail business is dependent upon increasing its customer base in the communities where the Company’s corporate-owned retail stores are located. The Company plans to invest in redesigning some of its corporate-owned retail stores into other formats in order to attract new customers. The Company’s results of operations may be adversely impacted if it is unable to attract a significant number of new retail customers.

The Company may not be able to implement its strategy of growth through acquisitions.

Part of the Company’s growth strategy involves selected acquisitions of additional retail grocery stores, grocery store chains or distribution facilities. Because the Company operates in the Food Distribution business, future acquisitions of retail grocery stores could result in the Company competing with its independent grocery store customers and could adversely affect existing business relationships with those customers. As a result, the Company may not be able to identify suitable acquisition candidates in the future, complete acquisitions or obtain the necessary financing. Accordingly, the Company may not be able to implement this part of its growth strategy or achieve expected results and long-term business goals as the success of its acquisitions will depend, in part, on whether the Company achieves the business synergies and anticipated cost savings in connection with these transactions and any future acquisitions.

Substantial operating losses may occur if the customers to whom the Company extends credit or for whom the Company guarantees loans or lease obligations fail to repay the Company.

In the ordinary course of business, the Company extends credit, including loans, to its Food Distribution customers, and provides financial assistance to some customers by guaranteeing their loan or lease obligations. The Company also leases store sites for sublease to independent retailers. Generally, the Company’s loans and other financial accommodations are extended to small businesses that are unrelated and may have limited access to conventional financing. The Company also subleases retail properties and assigns retail property leases to third parties in the ordinary course of business. While the Company seeks to obtain security interest and other credit support in connection with the financial accommodations the Company extends, such collateral may not be sufficient to cover its exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements could negatively and potentially materially impact the Company’s operating results and financial condition.

Changes in relationships with the Company’s vendor base may adversely affect its business, margins, and profitability.

The Company sources the products it sells from a wide variety of vendors. The Company generally does not have long-term written contracts with its major suppliers that would require them to continue supplying it with merchandise. The Company depends on its vendors for, among other things, appropriate allocation of merchandise, assortments of products, operation of vendor-focused shopping experiences within its stores, and funding for various forms of promotional allowances. There has been significant consolidation in the food industry, and this consolidation may continue to the Company’s commercial disadvantage. Such changes could have a material adverse impact on the Company’s revenues and profitability. The Company cooperatively engages in a variety of promotional programs with its vendors. The Company manages these programs to maintain or improve margins and increase sales. A reduction or change in promotional spending could have a significant impact on profitability.

The Company depends heavily on its ability to purchase merchandise in sufficient quantities at competitive prices. The Company has no assurances of continued supply, pricing, or access to new products and any vendor could at any time change the terms upon which it sells to the Company or discontinue selling to the Company. Vendor supplies can be adversely affected by weather, food contamination, regulatory actions, labor supply, strikes, labor unrest or product vendor defaults or disputes that limit the Company’s ability to procure products for sale to customers.

Disruptions to the Company’s information technology systems, including security breaches and cyber-attacks, could negatively affect the Company’s business.

The Company has large, complex IT systems that are important to its business operations. The Company could incur significant losses due to disruptions in its systems and business if it were to experience difficulties accessing data stored in its IT systems.

The Company gathers and stores sensitive information, including personal information about its customers and associates as well as proprietary information of its customers and vendors. Although the Company has implemented security programs and disaster recovery facilities and procedures, security could be compromised and systems disruptions, data theft or other criminal activity could occur. This could result in a loss of sales or profits or cause the Company to incur significant costs to restore its systems or to reimburse third parties for damages.

As a merchant that accepts debit and credit cards for payment, the Company is subject to the Payment Card Industry (“PCI”) Data Security Standard (“DSS”), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to the Company’s security involving the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, the Company is also subject to compliance with American National Standards Institute data encryption standards, and payment network security operating guidelines. Despite the Company’s compliance with these standards and other information security measures, the Company cannot be certain that all of its IT systems are able to prevent, contain or detect any cyber-attacks or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, the Company may be adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to the Company.

Threats to security or the occurrence of severe weather conditions, natural disasters or health pandemics could harm the Company’s business.

The Company’s business could be severely impacted by wartime activities, threats or acts of terrorism, severe weather conditions, natural disasters, or widespread health pandemics. Any of these events could affect the transportation infrastructure used by both the Company and its vendors to supply the Company’s warehouses, corporate-owned retail stores, and Military and Food Distribution customers. While the Company believes it has adopted commercially reasonable precautions, insurance programs, and contingency plans; the destruction of, or substantial damage to, its distribution centers and corporate-owned retail stores due to natural disaster, severe weather conditions, accident, terrorism, or other causes could substantially compromise the Company’s ability to distribute products or generate sales at its corporate-owned retail stores. Additionally, unseasonably adverse climatic conditions that impact growing conditions and the crops of food producers could also adversely affect the availability or cost of certain products. Any of the above events could result in a loss of sales, profits and asset value.

Impairment charges for goodwill or other intangible assets could adversely affect the Company’s financial condition and results of operations.

The Company is required to perform an annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Testing goodwill and other intangible assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of the Company’s future performance, may affect the fair value of goodwill or other intangible assets. This could result in the Company recording a non-cash impairment charge for the difference between the carrying value and implied fair value of the goodwill or other intangible assets in the period the determination of impairment is made. The Company cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, the Company’s financial condition and results of operations may be adversely affected.

The Company may be unable to successfully integrate the businesses of Spartan Stores and Nash-Finch and realize the anticipated benefits of the merger.

The merger involved the combination of two companies that formerly operated as independent public companies. The combined Company continues to devote significant management attention and resources to integrating the business practices and operations of Spartan Stores and Nash-Finch. The combined company may encounter complexities associated with managing the businesses of the combined company, in a seamless manner that minimizes adverse effects on customers, suppliers, associates and other constituencies. The Company’s future success depends, in part, upon its ability to address challenges related to the management and monitoring of the integrated operations of Nash-Finch and Spartan Stores and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

The Company is expected to incur substantial expenses related to the continued integration of Spartan Stores and Nash-Finch.

The Company continues to incur substantial expenses in connection with the integration of Spartan Stores and Nash-Finch. There are a large number of processes, policies, procedures, operations, technologies and systems that have been or will be integrated. The Company continues to maintain an administrative presence in Grand Rapids, Michigan; Minneapolis, Minnesota; and Norfolk, Virginia. There are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses may continue to result in the combined company taking charges against earnings and the amount and exact timing of such charges are somewhat uncertain.

Restrictive covenants imposed by the Company’s credit facility and other factors could adversely affect the Company’s ability to borrow.

The Company’s ability to borrow additional funds is governed by the terms of its credit facilities. The credit facilities contain financial and other covenants that, among other things, limit the Company’s ability to draw down the full amount of the facility, incur additional debt outside of the credit facility, create new liens on property, make acquisitions, or pay dividends. These covenants may affect the Company’s operating flexibility and may require it to seek the consent of the lenders to certain transactions that the Company may wish to effect. The Company is not currently restricted by these covenants. Disruptions in the financial markets have in the past resulted in bank failures. One or more of the participants in the credit facility could become unable to fund the Company’s future borrowings when needed. The Company believes that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under its credit facility. The Company may not be able to refinance its existing debt at similar terms.

Maintaining the Company’s reputation and corporate image is essential to the Company’s business success.

The Company’s success depends on the value and strength of its corporate name and reputation. The Company’s name, reputation and image are integral to its business as well as to the implementation of its strategies for expanding its business. The Company’s business prospects, financial condition and results of operations could be adversely affected if its public image or reputation were to be tarnished by negative publicity including dissemination via print, broadcast or social media, or other forms of Internet-based communications. Adverse publicity about regulatory or legal action against the Company could damage its reputation and image, undermine its customers’ confidence and reduce long-term demand for its products and services, even if the regulatory or legal action is unfounded or not material to its operations. Any of these events could have a negative impact on the Company’s results of operations and financial condition.

The Company may be unable to retain its key management personnel.

The Company’s success depends to a significant degree upon the continued contributions of senior management. The loss of any key member of the Company’s management team may prevent it from implementing its business plans in a timely manner. The Company cannot assure that successors of comparable ability will be identified and appointed and that the Company’s business will not be adversely affected.

Market Risks

The Company’s business is subject to risks from regional economic conditions, fuel prices, and other factors in its geographic areas.

The Company’s business is sensitive to changes in general economic conditions. In recent years, the United States has experienced volatility in the economy and financial markets due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sector, the decline in the housing market, diminished market liquidity, falling consumer confidence and high unemployment rates. These adverse economic conditions in its geographic areas, potential reduction in the populations in its geographic areas and the loss of purchasing power by residents in its geographic areas could reduce the amount and mix of groceries purchased, could cause consumers to trade down to less expensive mix of products or to trade down to discounters, all of which may affect the Company’s revenues and profitability.

Gasoline prices may affect consumer behavior and retail grocery prices. If petroleum prices rise in the future it may prompt consumers to make different choices in how and where they shop due to the high price of gasoline. Additionally, the impact of higher fuel costs is passed through by manufacturers and distributors in the prices of goods and services provided, again potentially affecting consumer buying decisions. This could have adverse impacts on retail store traffic, basket size and overall spending at both its corporate-owned and independent retail grocery stores.

In addition, many of the Company’s corporate-owned retail stores, as well as stores operated by its Food Distribution customers, are located in areas that are heavily dependent upon tourism. Unseasonable weather conditions and the economic conditions discussed above may decrease tourism activity and could result in decreased sales by the Company’s corporate-owned retail stores and decreased sales to stores operated by its Food Distribution customers, adversely affecting the Company’s revenues and profitability.

Economic downturns and uncertainty have adversely affected overall demand and intensified price competition, and have caused consumers to “trade down” by purchasing lower margin items and to make fewer purchases in traditional supermarket channels. Continued negative economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, increases in the cost of healthcare coverage, the availability of credit, interest rates, volatility in fuel and energy costs, food price inflation or deflation, employment trends in its geographic areas and labor costs, the impact of natural disasters or acts of terrorism, and other matters affecting consumer spending could cause consumers to continue shifting even more of their spending to lower-priced products and competitors. The continued general reductions in the level of discretionary spending or shifts in consumer discretionary spending to the Company’s competitors could adversely affect the Company’s growth and profitability.

Disruptions to worldwide financial and credit markets could potentially reduce the availability of liquidity and credit generally necessary to fund a continuation and expansion of global economic activity. A shortage of liquidity and credit in certain regions has the potential to lead to worldwide economic difficulties that could be prolonged. A general slowdown in the economic activity caused by an extended period of economic uncertainty could adversely affect the Company’s businesses. Difficult financial and economic conditions could also adversely affect its customers’ ability to meet the terms of sale or its suppliers’ ability to fully perform their commitments to the Company.

Macroeconomic and geopolitical events may adversely affect the Company’s customers, access to products, or lead to general cost increases which could negatively impact the Company’s results of operations and financial condition.

The impact of events in foreign countries, which could result in increased political instability and social unrest, and the economic ramifications of significant budget deficits in the United States and changes in policy attributable to them at both the federal and state levels, could adversely affect the Company’s businesses and customers. Adverse economic or geopolitical events could potentially reduce the Company’s access to or increase prices associated with products sourced abroad. Such adverse events could lead to significant increases in the price of the products the Company procures, fuel and other supplies used in the Company’s business, utilities, or taxes that cannot be fully recovered through price increases. In addition, disposable consumer income could be affected by these events, which could have a negative impact on the Company’s results of operations and financial condition.

Inflation and deflation may adversely affect the Company’s operating results.

It is difficult to forecast whether fiscal 2016 will be a period of inflation or deflation. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. If the Company experiences significant inflation or deflation, especially in the context of continued lower consumer spending, then the Company’s financial condition and results of operations may be adversely affected.

Legal, Regulatory and Legislative Risks

The Company’s Military segment operations are dependent upon domestic and international military distribution. A change in the military commissary system, or level of governmental funding, could negatively impact the Company’s results of operations and financial condition.

Because the Company’s Military segment sells and distributes grocery products to military commissaries and exchanges in the United States and overseas, any material changes in the commissary system, the level of governmental funding to DeCA, military staffing levels, or the locations of bases may have a corresponding impact on the sales and operating performance of this segment. These changes could include privatization of some or all of the military commissary system, relocation or consolidation of commissaries and exchanges, base closings, troop redeployments or consolidations in the geographic areas containing commissaries and exchanges served by the Company, or a reduction in the number of persons having access to the commissaries and exchanges. Mandated reductions in the government expenditures, including those imposed as a result of sequestration, may impact the level of funding to DeCA and could have a material impact on the Company’s operations.

Government regulation could harm the Company’s business.

The Company is subject to extensive governmental laws and regulations including, but not limited to, employment and wage laws and regulations, regulations governing the sale of pharmaceuticals, alcohol and tobacco, minimum wage requirements, working condition requirements, public accessibility requirements, citizenship requirements, environmental regulation, and other laws and regulations. A violation or change of these laws could have a material effect on the Company’s business, financial condition and results of operations.

Like other companies that sell food and drugs, the Company’s corporate-owned retail stores are subject to various federal, state, local, and foreign laws, regulations, and administrative practices affecting its business. The Company must comply with numerous provisions regulating health and sanitation standards, facilities inspection, food labeling, and licensing for the sale of food, drugs, tobacco, and alcoholic beverages.

The Company cannot predict the nature of future laws, regulations, interpretations, or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state, local, and foreign regulatory requirements will have on its future business. They could, however, require that the Company recall or discontinue sale of certain products, make substantial changes to its facilities or operations, or otherwise result in substantial increases in operating expense. Any or all of such requirements could have an adverse effect on the Company’s results of operations and financial condition.

The Company is subject to state and federal environmental regulations.

Under various federal, state and local laws, ordinances and regulations, the Company may, as the owner or operator of its locations, be liable for the costs of removal or remediation of contamination at these current or former locations, whether or not the Company knew of, or were responsible for, the presences of such contamination. The failure to properly remediate such contamination may subject the Company to liability to third parties and may adversely affect its ability to sell or lease such property or to borrow money using such property as collateral.

Compliance with existing and future environmental laws regulating underground storage tanks may require significant capital expenditures and increased operating and maintenance costs.

The remediation costs and other costs required to clean up or treat contaminated sites could be substantial. In the future, the Company may incur substantial expenditures for remediation of contamination that has not been discovered at existing or acquired locations. The Company cannot assure that it has identified all environmental liabilities at all of its current and former locations; that material environmental conditions not known to the Company do not exist; that future laws, ordinances or regulations will not impose material environmental liability on the Company; or that a material environmental condition does not otherwise exist as to any one or more of its locations. In addition, failure to comply with any environmental laws, ordinances or regulations or an increase in regulations could adversely affect the Company’s operating results and financial condition.

Changes in accounting standards could materially impact the Company’s results.

Generally Accepted Accounting Principles (“GAAP”) and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of the Company’s business, such as accounting for insurance and self-insurance, inventories, goodwill and intangible assets, store closures, leases, vendor and customer contracts, income taxes and share-based payments, are highly complex and involve subjective judgments. Changes in these rules or their interpretation could significantly change or add significant volatility to the Company’s reported earnings without a comparable underlying change in cash flow from operations.

Safety concerns regarding the Company’s products could harm the Company’s business.

It is sometimes necessary for the Company to recall unsafe, contaminated or defective products. Recall costs can be material and the Company might not be able to recover costs from its suppliers. Concerns regarding the safety of food products sold by the Company could cause customers to avoid purchasing certain products from the Company, or to seek alternative sources of supply for some or all of their food needs, even if the basis for concern is outside of the Company’s control. Any loss of confidence on the part of the Company’s customers would be difficult and costly to overcome. Any real or perceived issue regarding the safety of any food or drug items sold by the Company, regardless of the cause, could have a substantial and adverse effect on the Company’s business.

A number of the Company’s Food Distribution and Military segment associates are covered by collective bargaining agreements.

Approximately 51% and 16% of the Company’s associates in its Food Distribution and Military business segments, respectively, are covered by collective bargaining agreements which expire between April 2016 and October 2017. The Company expects that rising healthcare, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation with the labor unions. Upon the expiration of the Company’s collective bargaining agreements, work stoppages by the affected workers could occur if the Company is unable to negotiate an acceptable contract with the labor unions. This could significantly disrupt the Company’s operations. Further, if the Company is unable to control healthcare and pension costs provided for in the collective bargaining agreements, the Company may experience increased operating costs and an adverse impact on future results of operations.

Unions may attempt to organize additional associates.

While the Company believes that relations with its associates are good, the Company may continue to see additional union organizing campaigns. The potential for unionization could increase as any new related legislation or regulations are passed. The Company respects its associates’ right to unionize or not to unionize. However, the unionization of a significant portion of the Company’s workforce could increase the Company’s overall costs at the affected locations and adversely affect its flexibility to run its business in the most efficient manner to remain competitive or acquire new business and could adversely affect its results of operations by increasing its labor costs or otherwise restricting its ability to maximize the efficiency of its operations.

Costs related to multi-employer pension plans and other postretirement plans could increase.

The Company contributes to the Central States Southeast and Southwest Pension Fund (“Central States Plan” or “the Plan”), a multi-employer pension plan, based on obligations arising from its collective bargaining agreements with Teamsters locals 406 and 908. SpartanNash does not administer or control this Plan, and the Company has relatively little control over the level of contributions the Company is required to make. Currently, the Central States Plan is underfunded, and as a result, contributions are scheduled to increase. The Company expects that contributions to this Plan will be subject to further increases. Benefit levels and related issues will continue to create collective bargaining challenges. The amount of any increase or decrease in its required contributions to this Plan will depend upon the outcome of collective bargaining, the actions taken by the trustees who manage the Plan, governmental regulations, actual return on investment of Plan assets, the continued viability and contributions of other contributing employers, and the potential payment of withdrawal liability should the Company choose to exit a geographic area, among other factors.

Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan if it is underfunded. The assessed withdrawal liability represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. Withdrawal liability may be incurred under a variety of circumstances, including selling, closing or substantially reducing employment at a facility. Withdrawal liability could be material, and potential exposure to withdrawal liability may influence business decisions and could cause the Company to forgo business opportunities. The Company is currently unable to reasonably estimate such liability. On December 13, 2014, Congress passed the Multi-employer Pension Reform Act of 2014 (“MPRA”). The MPRA is intended to address funding shortfalls in both multi-employer pension plans and the Pension Benefit Guaranty Corporation. Because the MPRA is a complex piece of legislation, its effects on the Plan and potential implications for the Company are not known at this time. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

On September 25, 2015, Central States submitted a Rescue Plan to the United States Department of Treasury (“Department of Treasury”) as permitted under the provisions of the MPRA relating to plans in “critical and declining status.” Under the Rescue Plan, Trustees seek to suspend the pension benefits of retirees and actives in order to save the pension plan from future financial failure. The proposed Rescue Plan is tiered and intended to equitably distribute benefit suspensions across three participant classes: orphans, participants and UPS transfer group. Under the MPRA, the Department of Treasury has 225 days in which to consider and act on the proposed Plan. Following the Department of Treasury’s review, Plan participants will be afforded the opportunity to consider and vote on the proposed benefit suspensions. Given the Department of Treasury’s review period and the amount of time necessary for a participant vote, Central States estimates that the proposed benefit suspensions, if approved, would not take effect until July 1, 2016. The Company is currently unable to reasonably estimate the potential impact of this Rescue Plan on its withdrawal liability.

The Company maintains defined benefit retirement plans for certain of its associates that do not participate in multi-employer pension plans. These plans are frozen. Expenses associated with the defined benefit plans may significantly increase due to changes to actuarial assumptions or investment returns on plan assets that are less favorable than projected. In addition, changes in the Company’s funding status could adversely affect the Company’s financial position.

Costs related to associate healthcare benefits are expected to continue to increase.

The Company provides health benefits for a large number of associates. The Company’s costs to provide such benefits continue to increase annually and recent legislative initiatives regarding healthcare reform have had a direct financial impact. However, the Company has carefully analyzed the costs of compliance with these initiatives and believes it has mitigated much of the impact through plan design and vendor negotiations. The Company will continue to stay abreast of these legislative changes and monitor their impact. Future legislative changes could negatively impact the Company’s financial condition and results of operations. In addition, the Company participates in various multi-employer health plans for its union associates, and the Company is required to make contributions to these plans in amounts established under collective bargaining agreements. The cost of providing benefits through such plans has escalated rapidly in recent years. The amount of any increase or decrease in the Company’s required contributions to these multi-employer plans will depend upon many factors, many of which are beyond its control. If the Company is unable to control the costs of providing healthcare to associates, it may experience increased operating costs, which may adversely affect the Company’s financial condition and results of operations.

Risks associated with insurance plan claims could increase future expenses.

The Company uses a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance, director and officers’ liability insurance, and employee healthcare benefits. The liabilities that have been recorded for these claims represent the Company’s best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through January 2, 2016. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect the level of reserves required and could cause future expense to maintain reserves at appropriate levels.

Item 1B. Unresolved Staff Comments

None.

Item 2.Properties

The following table lists the locations and approximate square footage of the Company’s facilities used in its Military and Food Distribution segments. The lease expiration dates for the Military segment range from August 2016 to November 2029, and for the Food Distribution segment range from July 2016 to July 2020. Most of the leases in the Food Distribution segment have additional renewal option periods available. The Company believes that these facilities are generally well maintained, are generally in good operating condition, have sufficient capacity, and are suitable and adequate to carry on its business for each of these segments.

Military Segment				Food Distribution Segment
	Square Footage				Square Footage
Location	Leased	Owned	Total	Location	Leased	Owned	Total
Norfolk, Virginia	188,093	545,073	733,166	St. Cloud, Minnesota	—	329,046	329,046
Landover, Maryland	368,088	—	368,088	Fargo, North Dakota	10,400	288,824	299,224
Columbus, Georgia (1)	531,900	—	531,900	Minot, North Dakota	—	185,250	185,250
Pensacola, Florida	—	355,900	355,900	Omaha, Nebraska	4,384	686,783	691,167
Bloomington, Indiana	30,000	471,277	501,277	Sioux Falls, South Dakota	79,300	196,114	275,414
Oklahoma City, Oklahoma	—	608,543	608,543	Lumberton, North Carolina	386,129	—	386,129
San Antonio, Texas	—	461,544	461,544	Statesboro, Georgia	230,520	—	230,520
Total Square Footage	1,118,081	2,442,337	3,560,418	Bluefield, Virginia	—	187,531	187,531
				Bellefontaine, Ohio	—	666,045	666,045
				Lima, Ohio	—	517,552	517,552
				Westville, Indiana	—	631,944	631,944
				Grand Rapids, Michigan	—	1,179,582	1,179,582
				Total Square Footage	710,733	4,868,671	5,579,404

(1)

Location requires periodic lease payments to the holder of the outstanding industrial revenue bond, which is held by the Company. Upon expiration of the lease terms, the Company will take title to the property upon redemption of the bond.

The following table lists the retail banner, number of stores, geographic region and approximate square footage under each banner.

Retail Segment
		Leased		Owned		Total
		Number	Square	Number	Square	Number	Square
Grocery Store Retail Banner	Geographic Region	of Stores	Feet	of Stores	Feet	of Stores	Feet
Family Fare Supermarkets	Michigan, Minnesota, Nebraska, North Dakota	69	2,844,777	6	281,455	75	3,126,232
VG’s Food and Pharmacy	Michigan	10	461,698	1	37,223	11	498,921
D&W Fresh Markets	Michigan	9	435,153	2	84,458	11	519,611
Sun Mart	Colorado, Minnesota, Nebraska	2	55,333	8	238,100	10	293,433
No Frills	Iowa, Nebraska	9	426,881	—	—	9	426,881
Econofoods	Minnesota, Wisconsin	4	137,533	4	94,749	8	232,282
Dan's Super Market	North Dakota	6	278,477	—	—	6	278,477
Valu Land	Michigan	6	135,920	—	—	6	135,920
Bag ‘N Save	Nebraska	5	308,908	1	92,381	6	401,289
Family Fresh Market	Minnesota, Nebraska, Wisconsin	1	32,650	5	249,904	6	282,554
Family Thrift Center	South Dakota	3	127,107	1	60,200	4	187,307
Supermercado Nuestra Familia	Nebraska	1	23,211	2	83,279	3	106,490
Forest Hills Foods	Michigan	1	50,791	—	—	1	50,791
Pick ‘n Save	Ohio	1	45,608	—	—	1	45,608
Germantown Fresh Market	Ohio	1	31,764	—	—	1	31,764
Prairie Market	South Dakota	1	32,528	—	—	1	32,528
Dillonvale IGA	Ohio	1	25,627	—	—	1	25,627
Madison Fresh Market	Wisconsin	1	21,470	—	—	1	21,470
Purdue Fresh Market	Indiana	1	21,622	—	—	1	21,622
Wholesale Food Outlet	Iowa	1	19,620	—	—	1	19,620
Total		133	5,516,678	30	1,221,749	163	6,738,427

The Company also owns two additional fuel centers that are not reflected in the retail square footage above: a Family Fare Quick Stop in Michigan that is not included at a supermarket location but is adjacent to its corporate headquarters and Sun Mart Express Gas in Fergus Falls, Minnesota. Also not reflected in the retail square footage above are stand-alone pharmacies in Cannon Falls, Minnesota; Clear Lake, Iowa; and Barron, Wisconsin.

The Company’s service centers are located in Grand Rapids, Michigan; Minneapolis, Minnesota; and Norfolk, Virginia; consisting of office space of approximately 286,100 square feet in Company-owned buildings and 26,300 square feet in leased facilities. The Company also leases two additional off-site storage facilities consisting of approximately 50,300 square feet.

Item 3. Legal Proceedings

The Company is engaged from time-to-time in routine legal proceedings incidental to its business. The Company does not believe that these routine legal proceedings, taken as a whole, will have a material impact on its business or financial condition. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the Company’s consolidated financial position, operating results or liquidity.

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such lawsuits and claims cannot be predicted with certainty, management believes that their outcome will not result in an adverse effect on the Company’s consolidated financial position, operating results or liquidity. Legal proceedings, various lawsuits, claims, and other matters are more fully described in Note 8 to the consolidated financial statements in Item 8 of this report; this information is incorporated herein by reference.

Item 4.Mine Safety Disclosure

Not Applicable

PART II

Item  5.Market for Registrant’s Common Equity and Related Stockholder Matters

SpartanNash common stock is traded on the NASDAQ Global Select Market under the trading symbol “SPTN.”

Stock sale prices are based on transactions reported on the NASDAQ Global Select Market. Information on quarterly high and low sales prices for SpartanNash common stock for each of the last two fiscal years is as follows:

	Year Ended January 2, 2016
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Common stock price - High	$33.89	$28.94	$33.84	$33.89	$32.73
Common stock price - Low	20.99	20.99	24.85	30.11	24.44

	Year Ended January 3, 2015
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(53 Weeks)	(13 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Common stock price - High	$26.89	$26.89	$22.50	$24.68	$25.74
Common stock price - Low	19.16	19.88	19.16	19.44	21.00

At February 26, 2016, there were approximately 1,340 shareholders of record of SpartanNash common stock. The Company has paid a quarterly cash dividend every quarter since the fourth quarter of fiscal 2006.

The table below outlines quarterly dividends paid on Spartan Stores and SpartanNash common stock in each of the last three fiscal years as well as the Board of Directors’ currently anticipated quarterly dividend:

Dividend per
Effective Quarter	common share
1st through 4th quarters Fiscal December 28, 2013	0.09
1st through 4th quarters Fiscal January 3, 2015	0.12
1st through 4th quarters Fiscal January 2, 2016	0.135
1st quarter Fiscal December 31, 2016	0.15

Under its senior revolving credit facility, the Company is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions, prepayments of the senior notes and share repurchases, do not exceed $25.0 million. Additionally, the Company is generally permitted to pay cash dividends and repurchase shares in excess of $25.0 million in any fiscal year so long as its Excess Availability, as defined in the senior revolving credit facility, is in excess of 10% of the Total Borrowing Base before and after giving effect to the prepayments, repurchases and dividends. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows, and compliance with the terms of its credit facilities. In May 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of SpartanNash’s common stock.

During the fiscal years ended January 2, 2016 and January 3, 2015, the Company repurchased 282,363 and 245,956 shares of common stock for approximately $9.0 million and $5.0 million, respectively. The Company did not repurchase any shares under this program during the 39-week period ended December 28, 2013. The approximate dollar value of shares that may yet to be purchased under the repurchase plan was $12.3 million as of January 2, 2016.

The equity compensation plans table in Item 12 is here incorporated by reference.

There were no purchases of the Company’s own common stock during the last quarter of the fiscal year ended January 2, 2016.

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on SpartanNash common stock to that of the Russell 2000 Total Return Index and the NASDAQ Retail Trade Index, over a period beginning March 26, 2011 and ending on January 2, 2016.

Cumulative total return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

The dollar values for total shareholder return plotted above are shown in the table below:

	March 26,	March 31,	March 30,	December 28,	January 3,	January 2,
	2011	2012	2013	2013	2015	2016
SpartanNash	$100.00	$122.17	$120.70	$165.32	$183.74	$157.25
Russell 2000 Total Return Index	100.00	102.25	118.92	146.54	153.32	147.27
NASDAQ Retail Trade	100.00	130.49	141.80	168.88	188.74	198.20

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

Item 6. Selected Financial Data

The following table provides selected historical consolidated financial information of SpartanNash for each of the five fiscal years and periods ended March 31, 2012 through January 2, 2016. For comparability purposes, the Company has also provided selected historical consolidated financial information for the 51-week period ended December 28, 2013.

	Year Ended			Period Ended	Fiscal Year Ended
	January 2,	January 3,	December 28,	December 28,	March 30,	March 31,
	2016	2015	2013	2013 (A)	2013	2012
(In thousands, except per share data)	(52 Weeks)	(53 Weeks)	(51 Weeks)	(39 Weeks)	(52 Weeks)	(53 Weeks)
Statements of Earnings Data:
Net sales	$7,651,973	$7,916,062	$3,190,039	$2,597,230	$2,608,160	$2,634,226
Cost of sales	6,536,291	6,759,988	2,570,516	2,110,350	2,062,616	2,078,116
Gross profit	1,115,682	1,156,074	619,523	486,880	545,544	556,110
Selling, general and administrative expenses	975,572	1,022,387	546,100	433,450	482,987	489,650
Merger integration and acquisition	8,433	12,675	20,993	20,993	—	—
Restructuring charges and asset impairment (B)	8,802	6,166	16,877	15,644	1,589	(23)
Operating earnings	122,875	114,846	35,553	16,793	60,968	66,483
Interest expense	21,820	24,414	12,209	9,219	13,410	15,037
Loss on debt extinguishment	1,171	—	8,289	5,527	5,047	—
Other, net	(375)	(17)	(27)	(23)	(756)	(110)
Earnings before income taxes and discontinued operations	100,259	90,449	15,082	2,070	43,267	51,556
Income taxes	37,093	31,329	5,914	841	15,425	19,686
Earnings from continuing operations	63,166	59,120	9,168	1,229	27,842	31,870
Loss from discontinued operations, net of taxes (C)	(456)	(524)	(725)	(488)	(432)	(112)
Net earnings	$62,710	$58,596	$8,443	$741	$27,410	$31,758
Basic earnings from continuing operations per share	$1.68	$1.57	$0.39	$0.05	$1.28	$1.40
Diluted earnings from continuing operations per share	1.67	1.57	0.39	0.05	1.27	1.39
Basic earnings per share	1.67	1.56	0.36	0.03	1.26	1.39
Diluted earnings per share	1.66	1.55	0.36	0.03	1.25	1.39
Cash dividends declared per share	0.54	0.48	0.35	0.27	0.32	0.26
Balance Sheet Data:
Total assets (D)	$1,925,448	$1,932,282	$1,983,651	$1,983,651	$787,357	$761,891
Property and equipment, net	583,698	597,150	628,482	628,482	272,126	256,776
Working capital (D)	396,263	455,694	418,076	418,076	10,869	23,102
Long-term debt and capital lease obligations	475,978	550,510	598,319	598,319	145,876	133,565
Shareholders’ equity	790,779	747,253	706,873	706,873	335,655	323,608
(A)	See Note 2 to consolidated financial statements regarding the merger with Nash-Finch.
(B)	See Note 4 to consolidated financial statements.
(C)	See Note 1 to consolidated financial statements.
(D)

See Note 1 to consolidated financial statements. Due to the retrospective adoption of ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” deferred income taxes were reclassified from Current assets and Current liabilities to Long-term liabilities for all periods presented. This resulted in a decrease in Total assets of $2,310 and $1,582 at March 30, 2013 and March 31, 2012, respectively. Additionally, this resulted in an increase (decrease) in Working capital of $22,494; $19,909; $(2,310); and $(1,582) at January 3, 2015; December 28, 2013; March 30, 2013; and March 31, 2012; respectively.

Historical data is not necessarily indicative of the Company’s future results of operations or financial condition. See discussion of “Risk Factors” in Part I, Item 1A of this report; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report; and the consolidated financial statements and notes thereto in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

About SpartanNash

SpartanNash is headquartered in Grand Rapids, Michigan and is a leading multi-regional grocery distributor and grocery retailer and the largest distributor, by revenue, of grocery products to military commissaries in the United States. The Company operates three reportable business segments: Military, Food Distribution and Retail.

On November 19, 2013, Spartan Stores, Inc. (“Spartan Stores”) merged with Nash-Finch Company (“Nash-Finch”). Under the terms of the merger agreement, each share of Nash-Finch common stock was converted into 1.2 shares of Spartan Stores common stock. The results of operations of Nash-Finch are included in the accompanying consolidated financial statements from the date of merger. Following the merger, Nash-Finch Company became a wholly-owned subsidiary of SpartanNash. The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Cuba, Puerto Rico, Bahrain and Egypt. The Company has over 40 years of experience acting as a distributor to U.S. military commissaries and exchanges.

The Company’s Food Distribution segment provides a wide variety of nationally branded and private label grocery products and perishable food products to approximately 2,100 independent retail locations and 163 corporate-owned retail stores. The Food Distribution segment currently conducts business in 47 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States.

The Company’s Retail segment operates 163 supermarkets in the Midwest and Great Lakes primarily under the banners of Family Fare Supermarkets, Family Fresh Markets, D&W Fresh Markets, and Sun Mart. The Company offers pharmacy services in 91 of its supermarkets and also operates 29 fuel centers. The retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

The Company’s fiscal year end is the last Saturday closest to the end of December, which was changed from the last Saturday in March beginning with the transition year ended December 28, 2013. The Company’s fiscal years ended January 2, 2016 and January 3, 2015 consisted of 52 and 53 weeks, respectively. The transition fiscal year ended December 28, 2013 consisted of 39 weeks. Under the December fiscal year format, all fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays. Fiscal 2014 was comprised of 53 weeks and as a result, the fourth quarter of fiscal 2014 consisted of 13 weeks.

In certain geographic areas, the Company’s sales and operating performance vary with seasonality. Many stores are dependent on tourism and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. In the Michigan geographic area, the Company’s first and second quarters are typically its lowest sales quarters. Therefore, operating results are generally lower during these two quarters.

Overview of 2015

In 2015, the Company continued to execute on its strategy to invest in its Retail business, expand its consumer-centric merchandising and marketing programs, and lay the groundwork for new business opportunities in the Food Distribution and Military segments. The Company continued to benefit from merger integration and improved operational efficiencies in its distribution network and retail operations. Despite the challenging operating environment, the Company delivered against its initiatives, strengthening its foundation and core competencies, and positioning the Company for continued earnings growth in 2016 and beyond.

Fiscal 2015 accomplishments and highlights include:

•

The Company entered into an agreement with the largest locally owned and operated grocer in the Western Wisconsin area, Gordy’s Market (“Gordy’s”), to become its primary wholesale grocery supplier. The Company’s distribution center is strategically located to deliver quality products, minimize food miles, and provide exceptional customer service. The agreement with Gordy’s reinforces the value that independent customers see in the Company’s private brand offerings, value-added services and ability to help them grow and optimize their businesses. The Company will be servicing Gordy's as its primary distributor by May 2016.

•

The Company continued to integrate its supply chain organization to further optimize the network, increase asset utilization and leverage programs to drive more value for its shareholders, retailers and customers. The Company closed its Junction City distribution center, which was underutilized and not strategically located to service a broader network of military bases; and transferred all of its existing business to the Company’s Oklahoma City facility. The Company expects to continue to benefit from ongoing supply chain optimization efforts in 2016 in both its Food Distribution and Military channels.

•

Continued integrating the Company’s Military and Food Distribution transportation fleets. Although still in the beginning stages, the Company is encouraged by the potential economies of scale that can be achieved through reduced empty miles and improved efficiencies.

•

The Company meaningfully outperformed industry trends in the Military segment despite decreased commissary sales and DeCA’s year-over-year sales decline due to the strength of new business sales. The Company expects to continue to see positive momentum in 2016 from its new business pipeline.

•

The Company expanded its private brand program and experienced good growth in its natural and organic Full Circle brand and plans to further emphasize this brand in 2016 as the consumer appetite for organic products continues to increase.

•

Acquired six stores from Dan’s Super Market, Inc. (Dan’s), a six-store chain serving Bismarck and Mandan, North Dakota, to strengthen the Company’s offering in this region from both a retail and distribution perspective.

•

Continued to invest in the western retail store base by: a) completing six major remodels and re-banners to Family Fare in the Omaha area; b) expanding the yes Rewards program to certain Family Fare and Family Fresh Markets stores in the western geographic areas, including the newly-remodeled Omaha stores; and c) offering fuel programs for the Western geographic areas by partnering with third party fuel centers. The Company plans to remodel and re-banner eight retail stores to Family Fare in the western geographic area in fiscal 2016.

•	The Company completed one major remodel and several other retail upgrades in Michigan, and plans to complete five major remodels in this geographic area in fiscal 2016.
•

Long-term debt, including capital lease obligations and current maturities, decreased $75.3 million from $570.3 million at January 3, 2015 to $495.0 million as of January 2, 2016 primarily due to the redemption of the Company’s $50.0 million 6.625% Senior Notes. As a result of the redemption, the Company expects to reduce ongoing annual interest expense by approximately $2.0 million, assuming no future interest rate increases. The Company also amended its Revolving Credit Facility to reduce interest rates and extend its maturity.

•

The Company benefited from ongoing merger integration and cost reduction initiatives, which improved operational efficiencies and allowed the Company to finish the fiscal year with earnings from continuing operations of $1.67 per diluted share, representing an increase from the prior year of $0.10 per diluted share.

Fiscal 2016 Outlook

Initiatives for fiscal 2016 include:

•

In the Military segment, the Company is currently piloting the distribution of fresh products to commissaries, and is encouraged by the initial results of the test phase and the potential opportunity to secure new business.

•

The Company expects to continue to benefit from the ongoing supply chain optimization efforts in the Food Distribution and Military channels and expects to see enhanced product freshness and selection in its facilities, as well as improved efficiency.

•	The Company is also focused on reducing inventory shrink across its warehouses and expects this to be a major efficiency initiative in 2016.
•	In its Retail business, the Company will continue to invest capital and plans to remodel and re-banner to Family Fare eight stores primarily in the Omaha area.
•

In connection with the remodeling and re-bannering efforts, the Company will continue the rollout of its loyalty program to these retail stores and looks to further develop its marketing program to improve targeting and customer segmentation to improve the overall customer experience.

•

The Company will continue to proactively pursue strategic and opportunistic acquisitions that fit the Company’s growth strategy to make the best use of the Company’s capital and increase shareholder returns.

The Company believes that it has built a strong foundation that will be supplemented by targeted investments to support yet another year of earnings growth.

The matters discussed in this Item 7 include forward-looking statements. See “Forward-Looking Statements” which appears at the beginning of this report and “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth items from the Company’s consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales							Percentage Change
	January 2,		January 3,		December 28,	December 28,		1/2/2016 to	1/3/2015 to
	2016		2015		2013	2013		1/3/2015	12/28/2013
	(52 Weeks)		(53 Weeks)		(51 Weeks)	(39 Weeks)		52 vs. 53	53 vs. 51
Net sales	100.0		100.0		100.0	100.0		(3.3)	148.1
Gross profit	14.6		14.6		19.4	18.7		(3.5)	86.6
Merger integration and acquisition	0.1		0.1	*	0.7	0.8		(33.5)	(39.6)
Selling, general and administrative expenses	12.8	*	12.9		17.1	16.7		(4.6)	87.2
Restructuring charges and asset impairment	0.1		0.1		0.5	0.6		42.8	(63.5)
Operating earnings	1.6		1.5		1.1	0.6		7.0	223.0
Other income and expenses	0.3		0.4	*	0.6	0.5	*	(7.3)	19.2
Earnings before income taxes and discontinued operations	1.3		1.1		0.5	0.1		10.8	499.7
Income taxes	0.5		0.4		0.2	0.1	*	18.4	429.7
Earnings from continuing operations	0.8		0.7		0.3	—		6.8	544.9
Loss from discontinued operations, net of taxes	—		—		—	—		(13.0)	(27.7)
Net earnings	0.8		0.7		0.3	—		7.0	594.0

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

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings for the fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013. For comparability purposes, the Company has also provided a reconciliation of operating earnings to adjusted operating earnings for the 51 weeks ended December 28, 2013.

	Year Ended			Period Ended
	January 2,	January 3,	December 28,	December 28,
	2016	2015	2013	2013
(In thousands)	(52 Weeks)	(53 Weeks)	(51 weeks)	(39 weeks)
Operating earnings	$122,875	$114,846	$35,553	$16,793
Adjustments:
Merger integration and acquisition	8,433	12,675	20,993	20,993
Restructuring charges and asset impairment	8,802	6,166	16,877	15,644
Adjustable items related to cost reduction initiatives	549	—	—	—
Fees and expenses related to tax planning strategies	569	900	—	—
Stock compensation modifications	—	—	4,174	4,174
Pension settlement charges	—	1,578	621	621
Gain on sale of assets	—	—	(1,038)	(1,038)
Adjusted operating earnings, including 53rd week	141,228	136,165	77,180	57,187
53rd week	—	(3,673)	—	—
Adjusted operating earnings, excluding 53rd week	$141,228	$132,492	$77,180	$57,187
Reconciliation of operating earnings to adjusted operating earnings by segment:
Military:
Operating earnings	$17,059	$21,721	$1,901	$1,901
Adjustments:
Merger integration and acquisition	—	27	—	—
Restructuring charges and asset impairment	1,048	—	—	—
Adjustable items related to cost reduction initiatives	125	—	—	—
Fees and expenses related to tax planning strategies	75	87	—	—
Pension settlement charges	—	67	—	—
Adjusted operating earnings, including 53rd week	18,307	21,902	1,901	1,901
53rd week	—	(573)	—	—
Adjusted operating earnings, excluding 53rd week	$18,307	$21,329	$1,901	$1,901
Food Distribution:
Operating earnings (loss)	$78,841	$54,802	$11,388	$(1,328)
Adjustments:
Merger integration and acquisition	2,037	12,644	20,993	20,993
Restructuring (gains) charges and asset impairment	(216)	(241)	599	599
Adjustable items related to cost reduction initiatives	150	—	—	—
Fees and expenses related to tax planning strategies	282	485	—	—
Stock compensation modifications	—	—	3,961	3,961
Pension settlement charges	—	801	236	236
Adjusted operating earnings, including 53rd week	81,094	68,491	37,177	24,461
53rd week	—	(1,132)	—	—
Adjusted operating earnings, excluding 53rd week	$81,094	$67,359	$37,177	$24,461
Retail:
Operating earnings	$26,975	$38,323	$22,264	$16,220
Adjustments:
Merger integration and acquisition	6,396	4	—	—
Restructuring charges and asset impairment	7,970	6,407	16,278	15,045
Adjustable items related to cost reduction initiatives	274	—	—	—
Fees and expenses related to tax planning strategies	212	328	—	—
Stock compensation modifications	—	—	213	213
Pension settlement charges	—	710	385	385
Gain on sale of assets	—	—	(1,038)	(1,038)
Adjusted operating earnings, including 53rd week	41,827	45,772	38,102	30,825
53rd week	—	(1,968)	—	—
Adjusted operating earnings, excluding 53rd week	$41,827	$43,804	$38,102	$30,825

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013. For comparability purposes, the Company has also provided a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 51 weeks ended December 28, 2013.

	Year Ended
	January 2, 2016			January 3, 2015
	(52 Weeks)			(53 Weeks)
		Earnings from			Earnings from
	Earnings	continuing		Earnings	continuing
	from	operations		from	operations
	continuing	per diluted		continuing	per diluted
(In thousands, except per share data)	operations	share		operations	share
Earnings from continuing operations	$63,166	$1.67		$59,120	$1.57
Adjustments, net of taxes:
Merger integration and acquisition	5,286	0.14		7,867	0.21
Restructuring charges and asset impairment	5,451	0.15	*	3,827	0.10
Adjustable items related to cost reduction initiatives	340	0.01		—	—
Tax planning strategies, net of fees and expenses	(382)	(0.01)		—	—
Pension settlement charges	—	—		979	0.02	*
Loss on debt extinguishment	725	0.02		—	—
Favorable settlement of unrecognized tax liability	—	—		(1,849)	(0.05)
Adjusted earnings from continuing operations, including 53rd week	74,586	1.98		69,944	1.85
53rd week	—	—		(2,022)	(0.05)
Adjusted earnings from continuing operations, excluding 53rd week	$74,586	$1.98		$67,922	$1.80

Weighted average diluted shares outstanding	37,718			37,710
* Includes rounding

	Year Ended			Period Ended
	December 28, 2013			December 28, 2013
	(51 Weeks)			(39 Weeks)
		Earnings from			Earnings from
	Earnings	continuing		Earnings	continuing
	from	operations		from	operations
	continuing	per diluted		continuing	per diluted
(In thousands, except per share data)	operations	share		operations	share
Earnings from continuing operations	$9,168	$0.39		$1,229	$0.05
Adjustments, net of taxes:
Merger integration and acquisition	15,179	0.64		15,179	0.63
Restructuring charges and asset impairment	10,460	0.44		9,702	0.40
Stock compensation modifications	2,589	0.11		2,589	0.11
Pension settlement charges	385	0.02		385	0.02
Gain on sale of assets	(644)	(0.03)		(644)	(0.03)
Loss on debt extinguishment	5,142	0.22		3,428	0.14
Tax benefit related to change in state deferred tax rate	(2,418)	(0.10)		(2,418)	(0.10)
Unrecognized tax liability	595	0.02	*	595	0.02
Favorable settlement of unrecognized tax liability	(244)	(0.01)		(244)	(0.01)
Adjusted earnings from continuing operations	$40,212	$1.70		$29,801	$1.23

Weighted average diluted shares outstanding	23,664			24,229
* Includes rounding

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP operating financial measure that the Company defines as operating earnings (loss) plus depreciation and amortization, and other non-cash items including deferred (stock) compensation, the LIFO provision, as well as adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

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

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA for the fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013. For comparability purposes, the Company has also provided a reconciliation of net earnings to adjusted EBITDA for the 51 weeks ended December 28, 2013.

	Year Ended			Period Ended
	January 2,	January 3,	December 28,	December 28,
	2016	2015	2013	2013
(In thousands)	(52 Weeks)	(53 Weeks)	(51 Weeks)	(39 weeks)
Operating earnings	$122,875	$114,846	$35,553	$16,793
Adjustments:
LIFO (income) expense	(1,201)	5,604	279	928
Depreciation and amortization	83,334	86,994	46,664	37,082
Merger integration and acquisition	8,433	12,675	20,993	20,993
Restructuring charges and asset impairment	8,802	6,166	16,877	15,644
Fees and expenses related to tax planning strategies	569	900	—	—
Pension settlement charges	—	1,578	621	621
Stock-based compensation	7,240	6,939	7,763	6,951
Other non-cash gains	(530)	(1,260)	(1,806)	(1,709)
Adjusted EBITDA, including 53rd week	229,522	234,442	126,944	97,303
53rd week	—	(3,673)	—	—
Adjusted EBITDA, excluding 53rd week	$229,522	$230,769	$126,944	$97,303
Reconciliation of operating earnings to adjusted EBITDA by segment:
Military:
Operating earnings	$17,059	$21,721	$1,901	$1,901
Adjustments:
LIFO expense	108	1,262	—	—
Depreciation and amortization	12,081	11,350	1,412	1,371
Merger integration and acquisition	—	27	—	—
Restructuring charges and asset impairment	1,048	—	—	—
Fees and expenses related to tax planning strategies	75	87	—	—
Pension settlement charges	—	67	—	—
Stock-based compensation	1,137	577	—	—
Other non-cash charges (gains)	235	(62)	(6)	(6)
Adjusted EBITDA, including 53rd week	31,743	35,029	3,307	3,266
53rd week	—	(573)	—	—
Adjusted EBITDA, excluding 53rd week	$31,743	$34,456	$3,307	$3,266
Food Distribution:
Operating earnings (loss)	$78,841	$54,802	$11,388	$(1,328)
Adjustments:
LIFO (income) expense	(1,634)	2,893	(232)	289
Depreciation and amortization	26,127	29,816	9,306	9,547
Merger integration and acquisition	2,037	12,644	20,993	20,993
Restructuring (gains) charges and asset impairment	(216)	(241)	599	599
Fees and expenses related to tax planning strategies	282	485	—	—
Pension settlement charges	—	801	236	236
Stock-based compensation	3,337	3,258	3,581	4,880
Other non-cash charges (gains)	49	(318)	75	33
Adjusted EBITDA, including 53rd week	108,823	104,140	45,946	35,249
53rd week	—	(1,132)	—	—
Adjusted EBITDA, excluding 53rd week	$108,823	$103,008	$45,946	$35,249
Retail:
Operating earnings	$26,975	$38,323	$22,264	$16,220
Adjustments:
LIFO expense	325	1,449	511	639
Depreciation and amortization	45,126	45,828	35,946	26,164
Merger integration and acquisition	6,396	4	—	—
Restructuring charges and asset impairment	7,970	6,407	16,278	15,045
Fees and expenses related to tax planning strategies	212	328	—	—
Pension settlement charges	—	710	385	385

Stock-based compensation	2,766	3,104	4,182	2,071
Other non-cash gains	(814)	(880)	(1,875)	(1,736)
Adjusted EBITDA, including 53rd week	88,956	95,273	77,691	58,788
53rd week	—	(1,968)	—	—
Adjusted EBITDA, excluding 53rd week	$88,956	$93,305	$77,691	$58,788

Results of Continuing Operations for the 52 Week Fiscal Year Ended January 2, 2016 Compared to the 53 Week Fiscal Year Ended January 3, 2015

Net Sales – Net sales for the fiscal year ended January 2, 2016 (“fiscal 2015”) decreased $264.1 million, or 3.3%, from $7.92 billion in the fiscal year ended January 3, 2015 (“fiscal 2014”), to $7.65 billion. Excluding the extra week in fiscal 2014, which accounted for $135.2 million of net sales, the decrease of 1.7% was primarily due to decreases in comparable retail store sales, excluding fuel; lower sales resulting from retail store and fuel center closures; lower retail fuel prices; and lower sales at the DeCA-operated commissaries.

Net sales for fiscal 2015 in the Military segment decreased $68.4 million, or 3.0%, from $2.28 billion in fiscal 2014 to $2.21 billion. Excluding the extra week in fiscal 2014, which accounted for $36.9 million of net sales, the decrease of 1.4% was primarily due to lower sales at the DeCA-operated commissaries.

Net sales for fiscal 2015 in the Food Distribution segment, after intercompany eliminations, decreased $51.2 million, or 1.5%, from $3.36 billion in fiscal 2014 to $3.31 billion. Excluding the extra week in fiscal 2014, which accounted for $56.5 million of net sales, and despite low inflation, net sales increased 1.7% primarily due to net new business.

Net sales for fiscal 2015 in the Retail segment decreased $144.5 million, or 6.3%, from $2.28 billion in fiscal 2014 to $2.14 billion. Excluding the extra week in fiscal 2014, which accounted for $41.8 million of net sales in fiscal 2014, the decrease of 4.6% was primarily due to $71.1 million of lower sales due to the closure of retail stores and fuel centers, a 2.9% decrease in comparable stores sales, excluding fuel, and significantly lower fuel prices compared to last year, partially offset by $53.2 million of net sales from the acquired Dan’s stores.

The decline in comparable store sales reflects the low inflationary environment and increased competition primarily in the western geographic areas, as well as the unseasonably warm weather in the Michigan geographic area in this year’s fourth quarter. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and it includes remodeled, expanded and relocated stores in comparable stores.

Gross Profit – Gross profit represents net sales less cost of sales, which include purchase costs, freight, physical inventory adjustments, markdowns and promotional allowances. Vendor allowances that relate to the buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms

Gross profit for fiscal 2015 was $1.12 billion compared to $1.16 billion in fiscal 2014, representing 14.6% of net sales in both years. Higher fuel margin rates in fiscal 2015 were offset by the net impact of low inflation related gains and LIFO expense, as well as a higher mix of lower margin Military and Food Distribution sales.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for fiscal 2015 decreased $46.8 million, or 4.6%, from $1.02 billion in fiscal 2014 to $975.6 million, and were 12.8% of net sales compared to 12.9% in fiscal 2014. Excluding the extra week in fiscal 2014, SG&A expenses decreased $31.3 million, or 3.1%, and the percent to net sales in fiscal 2014 was 12.9%. The decrease was due primarily to benefits from merger synergies, cost improvements resulting from productivity and efficiency initiatives, the impact of store closures, and lower healthcare and transportation costs. The decrease in the rate to net sales was primarily due to expense control initiatives, benefits from merger synergies and lower healthcare costs.

Merger Integration and Acquisition Expenses – Merger integration and acquisition expenses consist of costs to integrate operations following the merger with Nash-Finch as well as costs incurred in connection with fiscal 2015 acquisitions. Merger integration and acquisition expenses for fiscal 2015 decreased $4.3 million, or 33.5%, from $12.7 million in fiscal 2014 to $8.4 million.

Restructuring Charges and Asset Impairment – Fiscal 2015 consisted of $8.8 million in charges primarily related to underperforming retail stores and costs related to the closure of retail stores and distribution centers, partially offset by the gains on sales of assets related to a previously closed food distribution center and retail stores and the favorable settlements of lease terminations of previously closed stores. Fiscal 2014 included charges of $6.2 million related to underperforming retail stores and costs associated with closed retail stores and a closed distribution center.

Interest Expense – Interest expense decreased $2.6 million, or 10.6%, from $24.4 million in fiscal 2014 to $21.8 million in fiscal 2015. As a percent of net sales, interest expense was 0.3% in both years. The decrease in interest expense was primarily due to decreased borrowings and lower interest rates resulting from the amended senior secured credit agreement. On January 9, 2015, the Company amended its credit agreement which reduced the interest rate.

Debt Extinguishment – A loss on debt extinguishment of $1.2 million was incurred in fiscal 2015 in connection with the prepayment of the Senior Notes (see Debt Management under “Liquidity and Capital Resources”).

Income Taxes – The effective income tax rates were 37.0% and 34.6% for fiscal 2015 and 2014, respectively. The difference from the statutory Federal rate in fiscal 2015 was primarily due to state income taxes. The fiscal 2014 effective rate differs from the Federal statutory rate primarily due to the favorable settlement of unrecognized tax liabilities, partially offset by state income taxes.

Results of Continuing Operations for the 53 Week Fiscal Year Ended January 3, 2015 Compared to the 51-Week Period Ended December 28, 2013

Net Sales – Net sales for the fiscal year ended January 3, 2015 (“fiscal 2014”) increased $4.73 billion, or 148.1%, from $3.19 billion in the 51-week period ended December 28, 2013, to $7.92 billion. The sales increase was primarily driven by the merger with Nash-Finch Company which added $4.60 billion, the two additional weeks, and incremental sales related to new food distribution customers, partially offset by lost sales related to closed retail stores. The 53rd week added $135.2 million of net sales.

Net sales for fiscal 2014 in the Military segment increased $2.03 billion, or 815.2% from $248.6 million in the 51-week period ended December 28, 2013 to $2.28 billion primarily due to the inclusion of only six weeks of Nash-Finch operations in the 51-week period ended December 28, 2013 and the 53rd week, which contributed $36.9 million of net sales.

Net sales for fiscal 2014 in the Food Distribution segment, after intercompany eliminations, increased $2.00 billion, or 148.1%, from $1.35 billion in the 51-week period ended December 28, 2013 to $3.36 billion primarily due to additional sales of $1.91 billion resulting from the merger and two additional weeks of net sales. The 53rd week contributed $56.5 million of net sales.

Net sales for fiscal 2014 in the Retail segment increased $695.5 million, or 43.8%, from $1.59 billion in the 51-week period ended December 28, 2013 to $2.28 billion. The sales increase was primarily due to sales of $694.9 million resulting from the merger, two additional weeks of net sales and an increase in supermarket comparable store sales, partially offset by lost sales from closed and sold stores and lower fuel sales prices. The 53rd week contributed $41.8 million of net sales.

Total retail comparable store sales, excluding fuel centers, on a 53 week basis increased approximately 0.9% in fiscal 2014. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and the Company includes remodeled, expanded and relocated stores in comparable stores.

Gross Profit – Gross profit, as described previously, increased by $536.6 million, or 86.6%, from $619.5 million to $1.16 billion. The margin increase was primarily driven by the merger with Nash-Finch Company, which added $526.9 million and the two additional weeks. As a percent of net sales, gross profit decreased from 19.4% to 14.6%. The gross profit rate decrease was principally driven by sales mix due to the merger with Nash-Finch.

Selling, General and Administrative Expenses – SG&A expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses increased $476.3 million, or 87.2%, from $546.1 million to $1.02 billion, and were 12.9% of net sales compared to 17.1% last year. The increase was due primarily to $477.8 million in expenses related to the Nash-Finch operations and the extra two weeks, partially offset by the impact of merger synergies and closed stores. The decrease as a percent of net sales was due primarily to the change in mix of the Company’s segments, store closures and merger synergies.

Merger Transaction and Integration Expenses – Merger transaction and integration expenses consist of expenses related to consummating the merger with Nash-Finch on November 19, 2013 and costs to integrate the operations of the two companies. Merger transaction and integration expenses for fiscal 2014 decreased $8.3 million, or 39.6%, from $21.0 million in the 51-week period ended December 28, 2013, to $12.7 million.

Restructuring Charges and Asset Impairment – Fiscal 2014 included charges of $6.2 million related to underperforming retail stores and costs associated with closed retail stores and a closed distribution center. The 51-week period ended December 28, 2013 included charges of $16.9 million related to underperforming retail stores, market deterioration in property held for future development and severance costs related to store closings and the closing of a distribution center.

Interest Expense – Interest expense increased $12.2 million, or 100.0%, from $12.2 million in the 51-week period ended December 28, 2013 to $24.4 million in fiscal 2014. As a percent of net sales, interest expense decreased from 0.4% to 0.3%. The increase in interest expense was due primarily to additional borrowings entered into to finance the merger with Nash-Finch Company on November 19, 2013.

Debt Extinguishment – A loss on debt extinguishment of $8.3 million was incurred in the 51-week period ended December 28, 2013 in connection with amending and restating the senior secured revolving credit facility and repaying certain other debt instruments and the redemption of $57.4 million of Convertible Senior Notes.

Income Taxes – The effective income tax rates were 34.6% and 39.2% for fiscal 2014 and the 51-week period ended December 28, 2013, respectively. The difference from the statutory Federal rate in fiscal 2014 is due primarily to the favorable settlement of unrecognized tax liabilities, partially offset by state income taxes. The 51-week period ended December 28, 2013 differs from the Federal statutory rate due to non-deductible merger related expenses and changes in unrecognized tax liabilities, partially offset by a reduction in the state deferred tax rate.

Results of Continuing Operations for the 53 Week Fiscal Year Ended January 3, 2015 Compared to the 39-Week Period Ended December 28, 2013

Net Sales – Net sales for the 53 week year ended January 3, 2015 (“fiscal 2014”) increased $5.32 billion, or 204.8%, from $2.60 billion in the 39-week period ended December 28, 2013, to $7.92 billion. The sales increase was primarily driven by the merger with Nash-Finch, which added $4.60 billion, the 14 additional weeks, which added $773.5 million, and incremental sales related to new food distribution customers, partially offset by lost sales from closed stores.

Net sales for fiscal 2014 in the Military segment increased $2.03 billion, or 815.2% from $248.6 million in the 39-week period ended December 28, 2013, to $2.28 billion. The sales increase was primarily driven by additional sales resulting from the merger.

Net sales for fiscal 2014 in the Food Distribution segment, after intercompany eliminations, increased $2.26 billion, or 206.3%, from $1.10 billion in the 39-week period ended December 28, 2013 to $3.36 billion. The sales increase was primarily due to additional sales of $1.91 billion resulting from the merger, 14 additional weeks, which contributed $331.7 million of net sales and new business sales.

Net sales for fiscal 2014 in the Retail segment increased $1.03 billion, or 82.3%, from $1.25 billion in the 39-week period ended December 28, 2013 to $2.28 billion. The sales increase was primarily due to sales of $694.9 million resulting from the merger, an additional 14 weeks, which contributed $405.0 million of net sales, partially offset by lost sales related to closed stores and lower fuel sales prices.

Gross Profit – Gross profit, as described previously, for fiscal 2014 increased by $669.2 million, or 137.4%, from $486.9 million in the 39-week period ended December 28, 2013, to $1.16 billion. The increase was primarily due to the merger with Nash-Finch Company, which added $526.9 million and the 14 additional weeks, which added $160.9 million. As a percent of net sales, gross profit decreased from 18.7% to 14.6%. The gross profit rate decrease was principally driven by sales mix due to the merger with Nash-Finch.

Selling, General and Administrative Expenses – SG&A expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for fiscal 2014 increased $588.9 million, or 135.9%, from $433.5 million in the 39-week period ended December 28, 2013, to $1.02 billion, and were 12.9% of net sales for fiscal 2014 compared to 16.7% for the 39-week period ended December 28, 2013. The increase was primarily due to an increase of $477.8 million in expenses related to the inclusion of the Nash-Finch operations for only six weeks in the prior year period, an additional 14 weeks, which added $137.6 million in expenses, partially offset by the impact of merger synergies and closed stores. The decrease in the rate to net sales was due primarily to the change in mix of the Company’s segments, store closures and cost reduction efforts.

Merger Transaction and Integration Expenses – Merger transaction and integration expenses consist of expenses related to consummating the merger with Nash-Finch on November 19, 2013 and costs to integrate the operations of the two companies. Merger transaction and integration expenses for fiscal 2014 decreased $8.3 million, or 39.6%, from $21.0 million in the 39-week period ended December 28, 2013, to $12.7 million.

Restructuring and Asset Impairment – Fiscal 2014 included charges of $6.2 million related to underperforming retail stores and the closure of retail stores and distribution center. The 39-week period ended December 28, 2013 included charges of $15.6 million related to underperforming retail stores, market deterioration in property held for future development and costs related to the closure of retail stores and a distribution center.

Interest Expense – Interest expense increased $15.2 million, or 164.8%, from $9.2 million in the 39-week period ended December 28, 2013 to $24.4 million in fiscal 2014. As a percent of net sales, interest expense decreased from 0.4% in the period ended December 28, 2013 to 0.3% for fiscal 2014. The increase in interest expense was due primarily to additional borrowings entered into to finance the merger with Nash-Finch.

Debt Extinguishment – A loss on debt extinguishment of $5.5 million was incurred in the 39-week period ended December 28, 2013 in connection with amending and restating the senior secured revolving credit facility and repaying certain other debt instruments.

Income Taxes – The effective income tax rates were 34.6% and 40.6% for fiscal 2014 and the 39-week period ended December 28, 2013, respectively. The difference from the statutory Federal rate in fiscal 2014 is due primarily to the favorable settlement of unrecognized tax liabilities, partially offset by state income taxes. The prior year period ended December 28, 2013 differs from the Federal statutory rate due to non-deductible merger related expenses and changes in unrecognized tax liabilities, partially offset by a reduction in the state deferred tax rate.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation, contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Note 1 to the consolidated financial statements should be reviewed as they are integral to understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors.

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Company’s financial statements. The Company considers the following accounting policies to represent the more critical estimates and assumptions used in the preparation of its consolidated financial statements:

Inventories

Inventories are valued at the lower of cost or market, the majority of which use the last-in, first-out (“LIFO”) method. The remaining inventories are valued on the first-in, first-out (“FIFO”) method. The Company accounts for its Military and Food Distribution inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under RIM, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. The Company records allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

Vendor Funds, Allowances and Credits

The Company receives funds from many of its vendors when purchasing products to sell to its corporate-owned retail stores and independent retail customers. Given the highly promotional nature of the retail supermarket industry, vendor allowances are generally intended to help defray the costs of promotion, advertising and selling the vendor’s products. Vendor allowances that relate to the Company’s buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs such as setting up warehouse infrastructure. The proper recognition and timing of accounting for these items are significant to the reporting of the results of the Company’s operations. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

Customer Exposure and Credit Risk

Allowance for Doubtful Accounts – Methodology. The Company evaluates the collectability of its accounts and notes receivable based on a combination of factors. In most circumstances when the Company becomes aware of factors that may indicate a deterioration in a specific customer’s ability to meet its financial obligations (e.g., reductions of product purchases, deteriorating store conditions, changes in payment patterns), the Company records a specific reserve to reduce the receivable to an amount the Company reasonably believes will be collected. In determining the adequacy of the reserves, the Company analyzes factors such as the value of any collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectability based on information considered and further deterioration of accounts. If circumstances change (e.g., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount, including to zero.

Guarantees of Debt and Lease Obligations of Others. The Company may guarantee debt and lease obligations of independent retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.

The Company has guaranteed the outstanding lease obligations of certain independent retailers and bank debt for one retailer. These guarantees, which are secured by certain business assets and personal guarantees of the respective retailers, represent the maximum undiscounted payments the Company would be required to make in the event of default. The Company believes these retailers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. A liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements.

The Company also subleases and assigns various leases to third parties. In circumstances when the Company becomes aware of factors that indicate deterioration in a third party’s ability to meet its financial obligations guaranteed or assigned by SpartanNash, the Company records a specific reserve in the amount the Company reasonably believes it will be obligated to pay on the third party’s behalf, net of any anticipated recoveries from the third party. In determining the adequacy of these reserves, the Company analyzes factors such as those described above in “Allowance for Doubtful Accounts – Methodology” and “Lease Commitments.” It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts, with the potential for a corresponding adverse effect on operating results and cash flows. Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of the Company’s debt, but could restrict resources available for general business initiatives. Refer to Part II, Item 8 of this report under Note 14 in the notes to consolidated financial statements for more information regarding customer exposure and credit risk.

Goodwill

Goodwill is tested for impairment on an annual basis (during the last quarter of the fiscal year), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of its goodwill impairment testing, the Company maintains three reporting units, which are the same as the Company’s reporting segments; however, no goodwill currently exists within the Military segment. Fair values are determined based on the discounted cash flows and comparable market values of each reporting segment. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of each reporting unit to the Company’s total market capitalization. Therefore, a significant and sustained decline in the Company’s stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. When testing goodwill for impairment, the Company’s corporate-owned retail stores represent components of its Retail segment. Stores have been aggregated and deemed a single reporting unit as they have similar economic characteristics.

Determining market values using a discounted cash flow method requires that the Company make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company’s judgments are based on the perspective of a market participant, historical experience, current market trends and other information. In estimating future cash flows, the Company utilizes internally generated three-year forecasts for sales and operating profits, including capital expenditures, and a 3.0% long-term assumed growth rate of cash flows for periods after the three-year forecast for both the Food Distribution and Retail segments. The future estimated cash flows were discounted using a rate of 10.3% and 9.6% for the Food Distribution and Retail segments, respectively. The Company generally develops its forecasts based on recent sales data for existing operations and other factors. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes.

Based on the Company’s annual review during the fiscal years ended January 2, 2016 and January 3, 2015 and the 39-week period ended December 28, no goodwill impairment charge was required to be recorded. As of the date of the most recent goodwill impairment test, the Food Distribution reporting unit had a fair value that was substantially in excess of its carrying value and the fair value of the Retail reporting unit, which was allocated $190.5 million of the total goodwill balance as of the assessment date, exceeded its carrying value by 6.8%. The fair value calculations contain significant judgments and estimates related to the Retail reporting unit’s projected weighted average cost of capital, future revenues and cash flows, and overall profitability. These judgments and estimates are impacted by a number of different factors, both internal and external, that could result in changes in the estimates and their related outcomes. Specifically, certain changes in economic, industry or market conditions, business operations, competition, or the Company’s performance could affect the estimates used in the fair value calculations. The Company has sufficient available information, both current and historical, to support its assumptions, judgments and estimates; however, if actual results are not consistent with the Company’s estimates it could result in the Company recording a significant non-cash impairment charge. From a sensitivity perspective, no goodwill impairment charge would be required for the Retail reporting unit even if the estimate of future discounted cash flow was 5% lower or if the discount rate increased by 30 basis points. If the Company’s stock price experiences a significant and sustained decline, or other events or changes in circumstances occur, such as operating results not meeting the Company’s estimates, indicating that impairment may have occurred, the Company would re-evaluate its goodwill for impairment.

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Impairments of long-lived assets were $4.2 million, $7.6 million and $9.7 million for the fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013, respectively.

Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less cost to sell. Management determines fair values using independent appraisals, quotes or expected sales prices developed by internal real estate professionals. Estimates of expected sales prices are judgments based upon the Company’s experience, knowledge of market conditions and current offers received. Changes in market conditions, the economic environment and other factors, including the Company’s ability to effectively compete and react to competitor openings, can significantly impact these estimates. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome.

Reserves for Closed Properties

The Company records reserves for closed properties that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the geographic area in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the geographic areas in which the properties are located, the results of previous efforts to sublease similar properties, and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. For any closed site reserves recorded as part of purchase accounting prior to the adoption of Accounting Standards Codification (“ASC”) Topic 805, adjustments that decrease the liability are generally recorded as a reduction of goodwill. At January 2, 2016, reserves for closed properties for distribution center and store lease and ancillary costs totaling $14.4 million are recorded net of approximately $0.5 million of existing sublease rentals. Based upon the current economic environment, the Company does not believe that it will be able to obtain any additional sublease rentals. A 5% increase/decrease in future estimated ancillary costs would result in a $0.3 million increase/decrease in the restructuring charge liability.

Insurance Reserves

SpartanNash is primarily self-insured for workers’ compensation, general liability, automobile liability and healthcare costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation, general liability and automobile liabilities are actuarially estimated based on available historical information on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis. On a per claim basis, the Company’s exposure is up to $0.5 million for workers’ compensation, general liability and automobile liability, and $0.5 million for healthcare per covered life per year. Refer to Note 1 to the consolidated financial statements for additional information related to self-insurance reserves.

Any projection of losses concerning insurance reserves is subject to a degree of variability. Among the causes of variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, changing regulations, legal interpretations, benefit level changes and claim settlement patterns. Although the Company’s estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. The impact of many of these variables is difficult to estimate.

Pension

Accounting for defined benefit pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The significant factors affecting the Company’s pension costs are the fair values of plan assets and the selections of management’s key assumptions, including the expected return on plan assets and the discount rate used by the Company’s actuary to calculate its liability. The Company considers current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. The discount rate is based on current investment yields on high quality fixed-income investments and projected cash flow obligations. Expected return on plan assets is based on projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as the Company’s target asset allocation, which is designed to meet the Company’s long-term pension requirements. While the Company believes the assumptions selected are reasonable, significant differences in its actual experience, plan amendments or significant changes in the fair value of its plan assets may materially affect its pension obligations and its future expense. A 75 basis point increase/decrease in the expected return on plan assets would have decreased/increased net periodic pension income by approximately $0.7 million for the fiscal year ended January 2, 2016. Refer to Note 10 in the notes to the consolidated financial statements for further information related to the assumptions used to estimate the cost of benefits and for details related to changes in the funded status of the defined benefit pension plans.

Income Taxes

SpartanNash is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income credits and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective income tax rate and cash flows in future years. The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which it expects the differences to reverse. Note 12 to the consolidated financial statements, set forth in Item 8 of this report, provides additional information on income taxes.

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows for the fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013. For comparability purposes, the Company has also provided a summarized consolidated statement of cash flows for the 51 weeks ended December 28, 2013:

	Year Ended			Period Ended
	January 2,	January 3,	December 28,	December 28,
	2016	2015	2013	2013
(In thousands)	(52 Weeks)	(53 Weeks)	(51 Weeks)	(39 weeks)
Cash flows from operating activities
Net cash provided by operating activities	$219,489	$139,073	$97,055	$64,761
Net cash used in investing activities	(95,300)	(81,687)	(65,602)	(57,170)
Net cash used in financing activities	(107,696)	(59,962)	(30,676)	(4,051)
Net cash used in discontinued operations	(217)	(197)	(521)	(421)
Net increase (decrease) in cash and cash equivalents	16,276	(2,773)	256	3,119
Cash and cash equivalents at beginning of period	6,443	9,216	8,960	6,097
Cash and cash equivalents at end of period	$22,719	$6,443	$9,216	$9,216

Net cash provided by operating activities. Net cash provided by operating activities increased during the fiscal year ended January 2, 2016 over the fiscal year ended January 3, 2015 by approximately $80.4 million. The increase was primarily due to changes in working capital, which were largely the result of inventory management initiatives and the timing of payments in the prior year.

Net cash provided by operating activities increased during the fiscal year ended January 3, 2015 over the comparable 51 week fiscal year ended December 28, 2013 by approximately $42.0 million. This increase was due primarily to the impact of the merger with Nash-Finch.

Net cash provided by operating activities increased during the 53 week fiscal year ended January 3, 2015 over the 39-week period ended December 28, 2013 by $74.3 million. This increase was due primarily to the impact of the merger with Nash-Finch and an additional 14 weeks of operations.

During the fiscal years ended January 2, 2016 and January 3, 2015, and for the 39-week period ended December 28, 2013, the Company paid $23.5 million, $27.4 million and $14.0 million, respectively, in income tax payments.

Net cash used in investing activities. Net cash used in investing activities increased $13.6 million in the fiscal year ended January 2, 2016 compared to the fiscal year ended January 3, 2015 primarily due to $41.5 million of payments for acquisitions, partially offset by $10.6 million of decreased payments for capital expenditure activity and an increase of $9.9 million in proceeds on the sales of assets of previously closed facilities.

Net cash used in investing activities increased $16.1 million in the fiscal year ended January 3, 2015 compared to the 51-week period ended December 28, 2013 primarily due to cash payments for capital expenditures, which increased $44.7 million, partially offset by a decrease in cash paid for acquisitions of $20.6 million and an increase in proceeds from the sale of assets of $9.7 million.

Net cash used in investing activities increased $24.5 million in the fiscal year ended January 3, 2015 compared to the 39-week period ended December 28, 2013 primarily due to capital expenditures which increased $52.8 million, a decrease in cash paid for acquisitions of $20.6 million and an increase in proceeds from the sales of assets of $9.7 million.

The Military, Food Distribution and Retail segments utilized 4.8%, 22.6% and 72.6% of capital expenditures, respectively, for the fiscal year ended January 2, 2016. Expenditures for the fiscal year ended January 2, 2016 were primarily related to seven major retail store remodels and many other retail store upgrades. The Company expects capital expenditures to range from $72.0 million to $75.0 million for fiscal 2016.

Net cash used in financing activities. Net cash used in financing activities increased $47.7 million during the fiscal year ended January 2, 2016 over the fiscal year ended January 3, 2015 primarily due to the $50.0 million prepayment of the Senior Notes.

Net cash used in financing activities during the fiscal year ended January 3, 2015 increased $29.3 million compared to the 51-week period ended December 28, 2013 primarily as a result of an increase in net payments on borrowings of $23.6 million, an increase in dividends paid of $10.4 million and share repurchases of $5.0 million, partially offset by a decrease in financing fees paid of $8.6 million.

The increase in cash used in financing activities in the fiscal year ended January 3, 2015 compared to the 39-week period ended December 28, 2013 was primarily due to an increase in net payments on borrowings of $48.6 million, an increase of dividends paid of $12.2 million and share repurchases of $5.0 million, partially offset by a decrease in financing fees paid of $8.6 million. The increase in dividends paid was due to an increase in the number of shares outstanding due to the merger with Nash-Finch as well as an increase in the dividend rate.

Net cash used in discontinued operations. Net cash used in discontinued operations contains the net cash flows of the Company’s Retail and Food Distribution discontinued operations as well as other facility maintenance expenditures.

Debt Management

Total debt, including capital lease obligations and current maturities, decreased $75.3 million to $495.0 million as of January 2, 2016 from $570.3 million at January 3, 2015. The decrease resulted primarily from the prepayment of $50.0 million of Senior Notes and net payments on the revolving credit facility. On December 15, 2015, the Company redeemed all of the outstanding $50.0 million aggregate principal amount of the 6.625% Senior Notes due December 2016 at a cash redemption price of 101.65625% of the principal amount of the Notes, plus accrued and unpaid interest. The Company redeemed the Notes for cash using borrowings under its revolving credit facility. A loss on debt extinguishment of $1.2 million was incurred consisting of the redemption premium and the write-off of unamortized debt issuance costs. As a result of the redemption, the Company expects to reduce annual interest expense by approximately $2.0 million, assuming no future interest rate increases.

In January 2015, SpartanNash Company and certain of its subsidiaries amended its secured revolving credit facility. The principal changes of the amendment were to reduce the Base and Eurodollar interest rates by 0.25% and to extend the maturity date of the agreement, which was set to expire on November 19, 2018, to January 9, 2020. The amended credit facility (the “Credit Agreement”) provides for borrowings of $1.0 billion, consisting of three tranches: a $900 million secured revolving credit facility (Tranche A); a $40 million secured revolving credit facility (Tranche A-1); and a $60 million term loan (Tranche A-2). The Company has the ability to increase the size of the Credit Agreement by an additional $400 million, subject to certain conditions in the Credit Agreement. The Company’s obligations under the related Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility, which has maximum available credit of $1.0 billion. As of January 2, 2016, the senior secured revolving credit facility and senior secured term loan had outstanding borrowings of $429.8 million. Additional available borrowings under the Company’s $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The credit agreement requires that the Company maintains excess availability of 10% of the borrowing base as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $334.3 million at January 2, 2016. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $11.1 million were outstanding as of January 2, 2016. The revolving credit facility matures January 2020, and is secured by substantially all of the Company’s assets. The Company believes that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the credit facility.

The Company’s current ratio was 1.81:1.00 at January 2, 2016 compared to 2.00:1.00 at January 3, 2015, and its investment in working capital was $396.3 million at January 2, 2016 compared to $455.7 million at January 3, 2015. Net debt to total capital ratio decreased to 0.37:1.00 at January 2, 2016 from 0.43:1.00 at January 3, 2015.

Total net debt is a non-GAAP financial measure that is defined as long-term debt and capital lease obligations, plus current maturities of long-term debt and capital lease obligations, less cash and cash equivalents. The Company believes investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments.

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of January 2, 2016 and January 3, 2015.

(In thousands)	January 2, 2016	January 3, 2015
Current maturities of long-term debt and capital lease obligations	$19,003	$19,758
Long-term debt and capital lease obligations	475,978	550,510
Total debt	494,981	570,268
Cash and cash equivalents	(22,719)	(6,443)
Total net long-term debt	$472,262	$563,825

Contractual Obligations

The table below presents the Company’s significant contractual obligations as of January 2, 2016 (1):

	Amount Committed By Period
	Total	Less			More
	Amount	than 1			than 5
(In thousands)	Committed	year	1-3 years	3-5 years	years
Long-term debt (2)	$436,382	$11,532	$24,176	$400,674	$—
Estimated interest on long-term debt	35,859	9,789	17,704	8,366	—
Capital leases (3)	58,599	7,471	14,961	11,483	24,684
Interest on capital lease	26,996	4,293	6,948	4,888	10,867
Operating leases (3)	262,336	52,252	84,178	51,333	74,573
Lease and ancillary costs of closed sites, including imputed interest	14,448	3,698	3,597	1,897	5,256
Purchase obligations (merchandise) (4)	33,779	15,160	8,571	4,251	5,797
Unrecognized tax liabilities, including interest	2,323	788	1,375	160	—
Self-insurance liability	14,466	8,237	3,860	1,605	764
Total	$885,188	$113,220	$165,370	$484,657	$121,941

(1)

Excludes funding of pension and other postretirement benefit obligations. The Company does not expect to make payments to its defined benefit pension plans in fiscal 2016. Also excludes contributions under various multi-employer pension plans, which totaled $12.9 million for the fiscal year ended January 2, 2016. For additional information, refer to Note 10 to the consolidated financial statements.

(2)	Refer to Note 6 to the consolidated financial statements for additional information regarding long-term debt.
(3)

Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. For the fiscal year ended January 2, 2016, these charges totaled approximately $16.7 million.

(4)

The amount of purchase obligations shown in this table represents the amount of product the Company is contractually obligated to purchase in order to earn $10.2 million in advanced contract monies that are receivable under the contracts. At January 2, 2016, $2.6 million in advanced contract monies has been received under these contracts where recognition has been deferred on the consolidated balance sheet. If the Company does not fulfill these purchase obligations, it would only be obligated to repay the unearned upfront contract monies. The amount shown here does not include the following: a) purchase obligations made in the normal course of business as those obligations involve purchase orders based on current Company needs that are typically cancelable and/or fulfilled by vendors within a very short period of time; b) agreements that are cancelable by the Company without significant penalty, including contracts for routine outsourced services; and c) contracts that do not contain minimum annual purchase commitments but include other standard contractual considerations that must be fulfilled in order to earn advanced contract monies that have been received.

The Company has also made certain commercial commitments that extend beyond January 2, 2016. These commitments include standby letters of credit and guarantees of certain Food Distribution customer lease obligations. The following summarizes these commitments as of January 2, 2016:

	Amount Committed By Period
	Total	Less			More
	Amount	than 1			than 5
(In thousands)	Committed	year	1-3 years	3-5 years	years
Standby Letters of Credit (1)	$11,069	$11,069	$—	$—	$—
Guarantees (2)	2,666	453	906	677	630
Total Other Commercial Commitments	$13,735	$11,522	$906	$677	$630
(1)	Letters of credit supports the Company’s self- insurance obligations.
(2)

Refer to Part II, Item 8 of this report under Note 14 in the notes to consolidated financial statements and under the caption “Guarantees of Debt and Lease Obligations of Others” in the Critical Accounting Policies section for additional information regarding debt guarantees, lease guarantees and assigned leases. The amount shown here includes interest.

Cash Dividends

The Company paid a quarterly cash dividend of $0.135 and $0.12 per common share in each quarter of the fiscal years ended January 2, 2016 and January 3, 2015, respectively, and $0.09 in each quarter of the 39-week period ended December 28, 2013. Under the senior revolving credit facility, the Company is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions, prepayments of the senior notes and share repurchases, do not exceed $25.0 million. Additionally, the Company is generally permitted to pay cash dividends in excess of $25.0 million in any fiscal year so long as its Excess Availability, as defined in the senior revolving credit facility, is in excess of 10% of the Total Borrowing Base before and after giving effect to the prepayments, repurchases and dividends. Although the Company currently expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

Recently Adopted Accounting Standards

Refer to Note 1 in the notes to the consolidated financial statements for further information.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to industry related price changes on several commodities, such as dairy, meat and produce that it buys and sells in all of its segments. These products are purchased for and sold from inventory in the ordinary course of business. The Company is also exposed to other general commodity price changes such as utilities, insurance and fuel costs.

The Company had $429.8 million of variable rate debt as of January 2, 2016. The weighted average interest rate on outstanding debt including loan fee amortization for the fiscal year ended January 2, 2016 was 3.90%.

At January 2, 2016 and January 3, 2015, the estimated fair value of the Company’s long-term debt, including current maturities, was higher than book value by approximately $2.1 million and $3.7 million, respectively. The estimated fair values were based on market quotes for similar instruments.

The following table sets forth the principal cash flows of the Company’s outstanding debt and related weighted average interest rates for the outstanding instruments as of January 2, 2016:

	January 2, 2016		Aggregate Payments by Fiscal Year
(In thousands, except rates)	Fair Value	Total	2016	2017	2018	2019	2020	Thereafter
Fixed rate debt
Principal payable	$67,292	$65,157	$9,003	$8,906	$10,231	$7,537	$4,796	$24,684
Average interest rate		6.88%	6.96%	7.13%	7.59%	7.92%	8.17%	8.49%

Variable rate debt
Principal payable	$429,824	$429,824	$10,000	$10,000	$10,000	$4,842	$394,982	$—
Average interest rate		2.30%	2.26%	2.18%	2.09%	2.02%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SpartanNash Company and Subsidiaries

Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of SpartanNash Company and subsidiaries (the “Company”) as of January 2, 2016 and January 3, 2015, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal years ended January 2, 2016 and January 3, 2015 and the 39-week period ended December 28, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SpartanNash Company and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for the fiscal years ended January 2, 2016 and January 3, 2015 and the 39-week period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

March 2, 2016

CONSOLIDATED BALANCE SHEETS

SpartanNash Company and Subsidiaries

(In thousands)

	January 2, 2016	January 3, 2015
Assets
Current assets
Cash and cash equivalents	$22,719	$6,443
Accounts and notes receivable, net	317,183	282,697
Inventories, net	521,164	577,197
Prepaid expenses and other current assets	22,521	31,882
Property and equipment held for sale	—	15,180
Total current assets	883,587	913,399

Property and equipment, net
Land and improvements	73,524	76,218
Buildings and improvements	483,764	468,236
Equipment	502,283	453,339
Total property and equipment	1,059,571	997,793
Less accumulated depreciation and amortization	475,873	400,643
Property and equipment, net	583,698	597,150
Goodwill	322,902	297,280
Other assets, net	135,261	124,453

Total assets	$1,925,448	$1,932,282

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$353,688	$320,037
Accrued payroll and benefits	71,973	73,220
Other accrued expenses	42,660	44,690
Current maturities of long-term debt and capital lease obligations	19,003	19,758
Total current liabilities	487,324	457,705

Long-term liabilities
Deferred income taxes (Note 1)	116,600	113,726
Postretirement benefits	16,008	23,701
Other long-term liabilities	38,759	39,387
Long-term debt and capital lease obligations	475,978	550,510
Total long-term liabilities	647,345	727,324

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,600 and 37,524 shares outstanding	521,698	520,791
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(11,447)	(11,655)
Retained earnings	280,528	238,117
Total shareholders’ equity	790,779	747,253

Total liabilities and shareholders’ equity	$1,925,448	$1,932,282

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

SpartanNash Company and Subsidiaries

(In thousands, except per share data)

	Year Ended			Period Ended
	January 2, 2016	January 3, 2015		December 28, 2013
	(52 weeks)	(53 weeks)		(39 weeks)
Net sales	$7,651,973	$7,916,062		$2,597,230
Cost of sales	6,536,291	6,759,988		2,110,350
Gross profit	1,115,682	1,156,074		486,880

Operating expenses
Selling, general and administrative	975,572	1,022,387		433,450
Merger integration and acquisition	8,433	12,675		20,993
Restructuring charges and asset impairment	8,802	6,166		15,644
Total operating expenses	992,807	1,041,228		470,087

Operating earnings	122,875	114,846		16,793

Other (income) and expenses
Interest expense	21,820	24,414		9,219
Loss on debt extinguishment	1,171	—		5,527
Other, net	(375)	(17)		(23)
Total other expenses, net	22,616	24,397		14,723

Earnings before income taxes and discontinued operations	100,259	90,449		2,070
Income taxes	37,093	31,329		841
Earnings from continuing operations	63,166	59,120		1,229

Loss from discontinued operations, net of taxes	(456)	(524)		(488)
Net earnings	$62,710	$58,596		$741

Basic earnings per share:
Earnings from continuing operations	$1.68	$1.57		$0.05
Loss from discontinued operations	(0.01)	(0.01)		(0.02)
Net earnings	$1.67	$1.56		$0.03

Diluted earnings per share:
Earnings from continuing operations	$1.67	$1.57		$0.05
Loss from discontinued operations	(0.01)	(0.02)	*	(0.02)
Net earnings	$1.66	$1.55		$0.03

*Includes rounding.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SpartanNash Company and Subsidiaries

(In thousands)

	Year Ended		Period Ended
	January 2, 2016	January 3, 2015	December 28, 2013
	(52 weeks)	(53 weeks)	(39 weeks)
Net earnings	$62,710	$58,596	$741

Other comprehensive income (loss), before tax
Pension and postretirement liability adjustment	429	(4,785)	8,316
Total other comprehensive income (loss), before tax	429	(4,785)	8,316

Income tax (expense) benefit related to items of other comprehensive income	(221)	1,924	(3,423)

Total other comprehensive income (loss), after tax	208	(2,861)	4,893
Comprehensive income	$62,918	$55,735	$5,634

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SpartanNash Company and Subsidiaries

(In thousands)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at March 30, 2013	21,751	$146,564	$(13,687)	$202,778	$335,655

Net earnings	—	—	—	741	741
Other comprehensive income	—	—	4,893	—	4,893
Dividends - $0.27 per share	—	—	—	(5,908)	(5,908)
Stock-based employee compensation	—	6,951	—	—	6,951
Issuance of common stock and related tax benefit on stock option exercises and stock bonus plan	29	(111)	—	—	(111)
Issuances of common stock for merger transaction	16,047	379,600	—	—	379,600
Issuance of restricted stock and related income tax benefits	228	(15)			(15)
Cancellations of restricted stock	(684)	(14,933)	—	—	(14,933)
Balance at December 28, 2013	37,371	518,056	(8,794)	197,611	706,873

Net earnings	—	—	—	58,596	58,596
Other comprehensive loss	—	—	(2,861)	—	(2,861)
Dividends - $0.48 per share	—	—	—	(18,090)	(18,090)
Share repurchase	(246)	(4,987)			(4,987)
Stock-based employee compensation	—	6,939	—	—	6,939
Issuance of common stock and related tax benefit on stock option exercises and stock bonus plan and from deferred compensation plan	173	1,824	—	—	1,824
Issuance of restricted stock and related income tax benefits	317	588			588
Cancellations of restricted stock	(91)	(1,629)	—	—	(1,629)
Balance at January 3, 2015	37,524	520,791	(11,655)	238,117	747,253

Net earnings	—	—	—	62,710	62,710
Other comprehensive income	—	—	208	—	208
Dividends - $0.54 per share	—	—	—	(20,299)	(20,299)
Share repurchase	(282)	(9,000)	—	—	(9,000)
Stock-based employee compensation	—	7,240	—	—	7,240
Issuance of common stock and related tax benefit on stock option exercises and stock bonus plan and from deferred compensation plan	223	4,279	—	—	4,279
Issuance of restricted stock and related income tax benefits	315	1,114	—	—	1,114
Cancellations of restricted stock	(180)	(2,726)	—	—	(2,726)
Balance at January 2, 2016	37,600	$521,698	$(11,447)	$280,528	$790,779

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SpartanNash Company and Subsidiaries

(In thousands)

	Year Ended		Period Ended
	January 2, 2016	January 3, 2015	December 28, 2013
	(52 weeks)	(53 weeks)	(39 weeks)
Cash flows from operating activities
Net earnings	$62,710	$58,596	$741
Loss from discontinued operations, net of tax	456	524	488
Earnings from continuing operations	63,166	59,120	1,229
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other charges	9,755	6,166	15,644
Loss on debt extinguishment	1,171	—	5,527
Depreciation and amortization	84,905	88,475	37,270
LIFO (income) expense	(1,201)	5,603	928
Postretirement benefits (income) expense	(41)	2,686	1,492
Deferred taxes on income	2,512	3,537	(3,566)
Stock-based compensation expense	7,240	6,939	6,951
Excess tax benefit on stock compensation	(1,308)	(699)	(178)
Other, net	(22)	(213)	(870)
Changes in operating assets and liabilities:
Accounts receivable	(33,063)	(517)	40,292
Inventories	59,473	6,004	30,791
Prepaid expenses and other assets	(545)	13,292	3,787
Accounts payable	30,250	(29,231)	(37,248)
Accrued payroll and benefits	(1,903)	(8,401)	(23,822)
Postretirement benefit payments	(1,013)	(4,155)	(2,964)
Other accrued expenses and other liabilities	113	(9,533)	(10,502)
Net cash provided by operating activities	219,489	139,073	64,761
Cash flows from investing activities
Purchases of property and equipment	(79,394)	(90,012)	(37,200)
Net proceeds from the sale of assets	20,928	11,008	1,330
Acquisitions, net of cash acquired	(41,517)	—	(20,647)
Loans to customers	(1,450)	(6,429)	(58)
Payments from customers on loans	1,733	3,653	224
Proceeds from company owned life insurance	5,004	—	—
Other	(604)	93	(819)
Net cash used in investing activities	(95,300)	(81,687)	(57,170)
Cash flows from financing activities
Proceeds from revolving credit facility	1,089,979	1,062,173	877,033
Payments on revolving credit facility	(1,110,344)	(1,079,654)	(812,239)
Share repurchase	(9,000)	(4,987)	—
Prepayment of senior notes	(50,000)	—	—
Debt extinguishment costs	(831)	—	—
Repayment of other long-term debt	(10,157)	(20,353)	(53,988)
Financing fees paid	(2,013)	(870)	(9,437)
Excess tax benefit on stock compensation	1,308	699	178
Proceeds from exercise of stock options	3,661	1,120	310
Dividends paid	(20,299)	(18,090)	(5,908)
Net cash used in financing activities	(107,696)	(59,962)	(4,051)
Cash flows from discontinued operations
Net cash used in operating activities	(740)	(197)	(421)
Net cash provided by investing activities	523	—	—
Net cash used in discontinued operations	(217)	(197)	(421)
Net increase (decrease) in cash and cash equivalents	16,276	(2,773)	3,119
Cash and cash equivalents at beginning of period	6,443	9,216	6,097
Cash and cash equivalents at end of period	$22,719	$6,443	$9,216
See notes to consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

SpartanNash Company was formerly known as Spartan Stores, Inc. (“Spartan Stores”), which began doing business under the assumed name of “SpartanNash Company” upon completion of the merger with Nash-Finch Company (“Nash-Finch”) on November 19, 2013. The formal name change to SpartanNash Company was approved and became effective after the annual shareholders meeting on May 28, 2014. The accompanying audited consolidated financial statements (the “financial statements”) include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or “the Company”).

Fiscal Year: The Company’s fiscal year end is the Saturday nearest to December 31. The fiscal year end was changed from the last Saturday in March in connection with the merger with Nash-Finch, effective beginning with the transition period ended December 28, 2013. As a result of this change, the transition period ended December 28, 2013 was a 39-week period beginning March 31, 2013. Fiscal years ended January 2, 2016 and January 3, 2015 consisted of 52 weeks and 53 weeks, respectively. Beginning with fiscal 2014, the Company’s interim quarters consist of 12 weeks except for the first quarter, which consists of 16 weeks. For fiscal 2014, the fourth quarter consisted of 13 weeks as a result of the 53 week fiscal year.

Principles of Consolidation: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United State of America (“GAAP”) and include the accounts of SpartanNash Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might differ from those estimates.

Revenue Recognition: The Company recognizes revenue when the sales price is fixed or determinable, collectability is reasonably assured, and the customer takes possession of the merchandise. The Military segment recognizes revenues upon the delivery of the product to the commissary or commissaries designated by the Defense Commissary Agency (DeCA), or in the case of overseas commissaries, when the product is delivered to the port designated by DeCA, which is when DeCA takes possession of the merchandise and bears the responsibility for shipping the product to the commissary or overseas warehouse. Revenues from consignment sales are included in the Company’s reported sales on a net basis. The Food Distribution segment recognizes revenues when products are delivered or ancillary services are provided. Sales and excise taxes are excluded from revenue. The Retail segment recognizes revenues from the sale of products at the point of sale. Based upon the nature of the products the Company sells, its customers have limited rights of return which are immaterial. Discounts provided by the Company to customers at the time of sale are recognized as a reduction in sales as the products are sold. The Company does not recognize a sale when it awards customer loyalty points or sells gift cards and gift certificates; rather, a sale is recognized when the customer loyalty points, gift card or gift certificate are redeemed to purchase product. Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.

Cost of Sales: Cost of sales is the cost of inventory sold during the period, including purchase costs, freight, distribution costs, physical inventory adjustments, markdowns and promotional allowances. Vendor allowances and credits that relate to the Company’s buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms. The distribution segments include shipping and handling costs in the selling, general and administrative section of operating expenses on the consolidated statement of earnings.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts and Notes Receivable: Accounts and notes receivable are shown net of allowances for credit losses of $6.8 million and $5.5 million as of January 2, 2016 and January 3, 2015, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. Operating results include bad debt expense of $2.1 million, $3.0 million and $1.3 million for fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013, respectively.

Inventory Valuation: Inventories are valued at the lower of cost or market. Approximately 88.2% and 93.7% of the Company’s inventories were valued on the last-in, first-out (LIFO) method at January 2, 2016 and January 3, 2015, respectively. If replacement cost had been used, inventories would have been $49.5 million and $50.7 million higher at January 2, 2016 and January 3, 2015, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in fiscal years ended January 2, 2016 and January 3, 2015 and the 39-week period ended December 28, 2013 by $0.6 million, $0.8 million and $0.1 million, respectively. The Company accounts for its Military and Food Distribution inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under RIM, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. The Company records allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

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

Intangible assets primarily consist of trade names, favorable lease agreements, pharmacy prescription lists, customer relationships, franchise agreements and fees, non-compete agreements and liquor licenses. The following assets are amortized on a straight-line basis over the period of time in which their expected benefits will be realized, which are as follows: favorable leases (related lease terms), prescription lists and customer relationships (period of expected benefit), non-compete agreements and franchise fees (length of agreements), and trade names with definite lives (expected life of the assets). Indefinite-lived trade names are not amortized but are tested at least annually for impairment, and liquor licenses are also not amortized as they have indefinite lives. Intangible assets are included in “Other Assets, net” in the consolidated balance sheets.

Property and Equipment: Property and equipment are recorded at cost. Expenditures which improve or extend the life of the respective assets are capitalized, whereas expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation expense on land improvements, buildings and improvements, and equipment is computed using the straight-line method as follows:

Land improvements	15 years
Buildings and improvements	15 to 40 years
Equipment	3 to 15 years

Property under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. Internal use software is included in property and equipment and amounted to $20.3 million and $17.7 million as of January 2, 2016 and January 3, 2015, respectively.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets: The Company reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted expected future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices based upon market participant data developed by third party professionals or by internal licensed real estate professionals. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, real estate market conditions and inflation.

Reserves for Closed Properties: The Company records reserves for closed properties that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the geographic area in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the geographic areas in which the properties are located, the results of previous efforts to sublease similar properties, and the current economic environment. The reserved expenses are paid over the remaining lease terms, which range from one to 12 years. Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The current portion of the future lease obligations of stores is included in “Other accrued expenses,” and the long-term portion is included in “Other long-term liabilities” in the consolidated balance sheets.

Debt Issuance Costs: Debt issuance costs are amortized over the term of the related financing agreement and are included in “Other assets, net” in the consolidated balance sheets.

Insurance Reserves: SpartanNash is primarily self-insured for workers’ compensation, general liability, automobile liability and healthcare costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation, general liability and automobile liabilities are actuarially estimated based on available historical information on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure to any significant exposure on a per claim basis. On a per claim basis, the Company’s exposure is up to $0.5 million for workers’ compensation,  general liability and automobile liability and $0.5 million for healthcare per covered life per year. Any projection of losses concerning workers’ compensation, general liability, automobile liability and healthcare costs is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, changing regulations, legal interpretations, benefit level changes and claim settlement patterns. Although the Company’s estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities.

A summary of changes in the Company’s self-insurance liability is as follows:

(In thousands)	January 2, 2016	January 3, 2015	December 28, 2013
Balance at beginning of period	$19,413	$22,454	$7,167
Balance assumed in merger	—	—	13,248
Expenses	43,851	53,297	25,291
Claim payments, net of employee contributions	(48,798)	(56,338)	(23,252)
Balance at end of period	$14,466	$19,413	$22,454

The current portion of the self-insurance liability was $8.2 million and $13.3 million as of January 2, 2016 and January 3, 2015, respectively, and is included in “Other accrued expenses” in the consolidated balance sheets. The long-term portion was $6.2 million and $6.1 million as of January 2, 2016 and January 3, 2015, respectively, and is included in “Other long-term liabilities” in the consolidated balance sheets.

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

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share: Earnings per share (“EPS”) are computed using the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends and their respective participation rights in undistributed earnings. Participating securities include non-vested shares of restricted stock in which the participants have non-forfeitable rights to dividends during the performance period. Diluted EPS includes the effects of stock options.

The following table sets forth the computation of basic and diluted EPS for continuing operations:

	January 2, 2016	January 3, 2015	December 28, 2013
(In thousands, except per share amounts)	(52 Weeks)	(53 Weeks)	(39 Weeks)
Numerator:
Earnings from continuing operations	$63,166	$59,120	$1,229
Adjustment for earnings attributable to participating securities	(1,098)	(1,015)	(26)
Earnings from continuing operations used in calculating earnings per share	$62,068	$58,105	$1,203
Denominator:
Weighted average shares outstanding, including participating securities	37,612	37,641	24,137
Adjustment for participating securities	(654)	(646)	(519)
Shares used in calculating basic earnings per share	36,958	36,995	23,618
Effect of dilutive stock options	106	69	92
Shares used in calculating diluted earnings per share	37,064	37,064	23,710
Basic earnings per share from continuing operations	$1.68	$1.57	$0.05
Diluted earnings per share from continuing operations	$1.67	$1.57	$0.05

Weighted average shares issuable upon the exercise of stock options that were not included in the EPS calculations because they were anti-dilutive were 322,914 and 334,172 for fiscal year ended January 3, 2015 and the 39-week period ended December 28, 2013, respectively. There were no anti-dilutive stock options in fiscal year ended January 2, 2016.

Stock-Based Compensation: All share-based payments to associates are recognized in the consolidated financial statements as compensation cost based on the fair value on the date of grant. The grant date closing price per share of SpartanNash stock is used to estimate the fair value of restricted stock awards and restricted stock units. The value of the portion of awards expected to vest is recognized as expense over the requisite service period.

Shareholders’ Equity: The Company’s restated articles of incorporation provide that the Board of Directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the Board of Directors. At January 2, 2016 and January 3, 2015, there were no shares of preferred stock outstanding.

Advertising Costs: The Company’s advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Advertising expenses were $47.7 million, $41.1 million and $15.3 million for fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013, respectively.

Accumulated Other Comprehensive Income (Loss): The Company reports comprehensive income (loss) that includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net earnings, such as minimum pension and other postretirement liability adjustments, but rather are recorded directly in the consolidated statements of shareholders’ equity. These amounts are also presented in the consolidated statements of comprehensive income. As of January 2, 2016 and January 3, 2015, the accumulated other comprehensive loss relates to the pension and postretirement liability.

Discontinued operations: Certain of the Company’s Retail and Food Distribution operations have been recorded as discontinued operations. Results of discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted. Results of discontinued operations reported on the consolidated statements of earnings are reported net of tax.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” which provides guidance for lease accounting. The new guidance contained in the ASU stipulates that lessees will need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. Treatment in the consolidated statements of earnings will be similar to the current treatment of operating and capital leases. The new guidance is effective on a modified retrospective basis for the Company in the first quarter of its fiscal year ending December 28, 2019. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU 2015-17 in the fourth quarter of fiscal 2015 on a retrospective basis for all periods presented. Adoption of this standard resulted in the reclassification of $22.5 million of “Deferred income taxes” from Current liabilities to Long-term liabilities as of January 3, 2015.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the same reporting period in which the adjustments are determined. The Company adopted ASU 2015-16 in the third quarter of fiscal 2015. Adoption of this standard did not have a material impact on the consolidated financial statements as the Company has not recorded any significant measurement-period adjustments in fiscal 2015.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The new guidance is effective on a retrospective basis for the Company in the first quarter of its fiscal year ending December 31, 2016. Adoption of these standards in fiscal 2016 will retroactively decrease Other long-term assets and Long-term debt. As of January 2, 2016, such amount was approximately $8.2 million.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new guidance contained in the ASU affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which results in the guidance being effective for the Company in the first quarter of its fiscal year ending December 29, 2018. Adoption is allowed by either the full retrospective or modified retrospective approach. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changed the criteria for reporting discontinued operations and modified related disclosure requirements. The Company adopted ASU 2014-08 in the first quarter of fiscal 2015. Adoption of this standard did not have a material impact on the consolidated financial statements.

Note 2 – Merger and Acquisitions

On June 16, 2015, SpartanNash acquired certain assets and assumed certain liabilities of Dan’s Super Market, Inc. (Dan’s) for a total purchase price of $32.6 million, which included inventory of $3.7 million. The results of operations of the Dan’s acquisition are included in the accompanying financial statements from the date of acquisition. Dan’s is a six-store chain serving Bismarck and Mandan, North Dakota, and was not a customer of the SpartanNash Food Distribution segment prior to the acquisition. The Company acquired the Dan’s stores to strengthen its offering in this region from both a retail and distribution perspective. The purchased assets include inventory, equipment, trade name, favorable lease, non-compete agreements, and goodwill. The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date and were based on preliminary estimates that may be subject to further adjustments within the measurement period. Goodwill of $24.6 million and $1.0 million was preliminarily assigned to the Retail and Food Distribution segments, respectively. The Company evaluated the acquired set of assets and activities, consisting primarily of long-lived assets and operational processes, and determined they represent inputs and processes that constitute a business.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 19, 2013, Spartan Stores completed a merger with Nash-Finch, a food distribution company serving military commissaries and exchanges and independent grocery retailers, and an operator of retail grocery stores. The merger was pursued to create a larger, more balanced company with a broader customer base across multiple food retail and distribution businesses. Each outstanding share of the common stock of Nash-Finch converted into 1.20 shares of Spartan Stores common stock.

Consideration paid for all of the Nash-Finch outstanding shares consisted of the following:

(In thousands, except share price)
Spartan Stores common shares issued and deferred	16,119
Trading price		$23.55
Fair value of shares issued		379,600
Cash paid for fractional shares		14
		$379,614

The following table summarizes the ending fair values of the assets acquired and liabilities assumed on November 19, 2013.

(In thousands)	Fair Value
Current assets	$787,430
Property and equipment	346,500
Goodwill	36,622
Intangible assets	28,550
Other	38,160
Total assets acquired	1,237,262
Current liabilities	342,221
Other long-term liabilities	76,531
Long-term debt and capital lease obligations	438,896
Total liabilities assumed	857,648
Net assets acquired	$379,614

During the second quarter ended July 12, 2014, management of the Company made revisions to the cash flow projections to correct the allocation between certain reporting units related to the valuation analysis completed in 2013. Management concluded that the purchase accounting effect of the revisions was not material to the consolidated financial statements for any period presented. As a result of the revisions, property and equipment decreased by $23.0 million, while intangible assets and goodwill increased by $19.3 million and $3.7 million, respectively.

The excess of the purchase price over the fair value of net assets acquired of $36.6 million was recorded as goodwill in the consolidated balance sheet and allocated to the Food Distribution segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Nash-Finch. No goodwill is expected to be deductible for tax purposes.

Intangible assets acquired were valued and assigned useful lives as follows:

(In thousands)	Intangible Assets	Useful Life
Trade names	$6,700	Indefinite
Customer lists	5,100	7 years
Customer relationships	12,100	20 years
Favorable leases	4,650	7 to 22 years
	$28,550

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating results of Nash-Finch are included in the consolidated results of operations beginning on November 19, 2013. The following table provides net sales and results of operations from the acquired Nash-Finch Company included in the consolidated statements of earnings for the 39-week period ended December 28, 2013 as well as unaudited supplemental pro forma financial information as if Nash-Finch was acquired on the first day of the same 39-week period.

(In thousands)	Period Ended December 28, 2013 (Pro Forma)(A)	Period Ended December 28, 2013 (Reported)(B)
Net sales	$5,896,555	$563,185
Net earnings	24,073	769

(A) Pro forma information is not necessarily indicative of the results that would have been obtained if the acquisition had occurred at the beginning of the period presented or that may be obtained in the future.

(B) Included in net earnings above are the following after-tax charges: merger and integration expenses of $2.0 million; asset impairment and restructuring charges of $0.4 million; and a loss on debt extinguishment of $2.6 million. Non-recurring merger transaction and integration costs of $26.5 million were incurred during the 39-week period ended December 28, 2013, of which $21.0 million was included in selling, general and administrative expenses and $5.5 million was included in loss on debt extinguishment. Costs associated with the new revolving credit agreement of $9.4 million were capitalized and included in “Other assets, net” in the consolidated balance sheets.

Note 3 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:

		Food
(In thousands)	Retail	Distribution	Total
Balance at December 28, 2013:
Goodwill	$254,438	$131,348	$385,786
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	167,838	131,348	299,186

Other	(1,906)	—	(1,906)

Balance at January 3, 2015:
Goodwill	252,532	131,348	383,880
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	165,932	131,348	297,280

Acquisition (Dan's)	24,603	1,019	25,622

Balance at January 2, 2016:
Goodwill	277,135	132,367	409,502
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	$190,535	$132,367	$322,902

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the components of amortized intangible assets, included in “Other assets, net” on the consolidated balance sheets:

	January 2, 2016		January 3, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Non-compete agreements	$1,306	$725	$2,528	$1,836
Favorable leases	8,744	3,248	8,408	2,718
Pharmacy customer prescription lists	7,887	3,441	16,494	10,574
Customer relationships	17,542	1,308	12,100	684
Trade names	1,068	86	1,218	461
Franchise fees and other	559	205	514	184
Total	$37,106	$9,013	$41,262	$16,457

The weighted average amortization period for amortizable intangible assets is as follows:

Non-compete agreements	5.0 years
Favorable leases	15.7 years
Pharmacy customer prescription lists	7.4 years
Customer relationships	20.0 years
Trade names	7.0 years
Franchise fees and other	8.5 years

Amortization expense for intangible assets was $3.3 million, $3.7 million and $2.1 million for the fiscal years ended January 2, 2016 and January 3, 2015 and the 39-week period ended December 28, 2013, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Amortization
(In thousands)	Expense
Fiscal Year
2016	$2,921
2017	2,813
2018	2,585
2019	2,466
2020	2,069

Indefinite-lived intangible assets that are not amortized, consisting primarily of trade names and licenses for the sale of alcoholic beverages, totaled $35.1 million and $33.0 million as of January 2, 2016 and January 3, 2015, respectively.

Note 4 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for each of the fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013. Reserves for closed properties recorded in the consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at March 30, 2013	$7,975	$—	$7,975
Assumed with merger	8,766	—	8,766
Provision for closing charges	4,923	—	4,923	(a)
Provision for severance	—	1,061	1,061	(b)
Changes in estimates	(1,333)	—	(1,333)	(c)
Accretion expense	249	—	249
Reclassifications from deferred rent	1,104	—	1,104
Payments	(2,188)	(26)	(2,214)
Balance at December 28, 2013	19,496	1,035	20,531
Provision for closing charges	543	—	543	(a)
Provision for severance	—	306	306	(b)
Changes in estimates	(563)	—	(563)	(c)
Accretion expense	841	—	841
Payments	(6,329)	(1,261)	(7,590)
Balance at January 3, 2015	13,988	80	14,068
Provision for closing charges	7,200	—	7,200	(a)
Provision for severance	—	395	395	(b)
Changes in estimates	(56)	(80)	(136)	(c)
Lease termination adjustment	(1,745)	—	(1,745)	(d)
Accretion expense	592	—	592
Payments	(5,531)	(395)	(5,926)
Balance at January 2, 2016	$14,448	$—	$14,448

(a)	The provision for closing charges represents initial costs estimated to be incurred for lease and related ancillary costs, net of sublease income, related to store closings in the Retail segment.
(b)	The provision for severance represents severance charges made in connection with property closures.
(c)

As a result of changes in estimates, goodwill was reduced by $1.3 million in both the fiscal year ended January 3, 2015 and in the 39-week period ended December 28, 2013, respectively, as the initial charges for certain stores were adjusted in the purchase price allocations for previous acquisitions.

(d)

The lease termination adjustment represents the benefit recognized in connection with lease buyouts on two previously closed stores. The lease liabilities were formerly included in the Company’s restructuring cost liability based on initial estimates.

Restructuring charges and asset impairment included in the consolidated statements of earnings consisted of the following:

	January 2, 2016	January 3, 2015	December 28, 2013
(In thousands)	(52 Weeks)	(53 Weeks)	(39 Weeks)
Asset impairment charges (a)	$4,220	$7,550	$9,691
Provision for closing charges (b)	7,200	543	4,923
Gains on sales of assets related to closed facilities (c)	(2,997)	(4,518)	—
Provision for severance (d)	395	306	1,061
Other costs associated with distribution center and store closings	1,865	1,504	—
Changes in estimates (e)	(136)	781	(31)
Lease termination adjustment (f)	(1,745)	—	—
	$8,802	$6,166	$15,644

(a)

An asset impairment charge of $880 was recorded in the fiscal year ended January 2, 2016 related to a closed distribution center in the Military segment. The remaining asset impairment charges in each of the periods presented were incurred in the Retail segment due to the economic and competitive environment of certain stores.

(b)	The provision for closing charges represents estimated costs to be incurred for lease and related ancillary costs, net of sublease income, related to store closings in the Retail segment.
(c)

Gains on sales of assets resulted from the sale of a closed food distribution center and sales of closed stores in the fiscal year ended January 2, 2016. The remaining gains on sales in the other periods presented resulted from sales of closed stores in the Retail segment.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)	The provision for severance related to distribution center closings in the Food Distribution and Military segments and store closings in the Retail segment.
(e)

The majority of the changes in estimates relate to revised estimates of lease and ancillary costs associated with previously closed facilities in the Retail and Food Distribution segments. The Food Distribution segment realized $(0.3) million and $0.2 million in the fiscal years ended January 2, 2016 and January 3, 2015, respectively, and the remaining charges were incurred in the Retail segment.

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

Note 5 – Accounts and Notes Receivable

Accounts and notes receivable at January 2, 2016 and January 3, 2015 are comprised of the following:

(In thousands)	January 2, 2016	January 3, 2015
Customer notes receivable	$2,385	$1,944
Customer accounts receivable	282,153	265,976
Other receivables	37,817	19,554
Allowance for doubtful accounts	(5,172)	(4,777)
Net current accounts and notes receivable	$317,183	$282,697
Long-term notes receivable	21,774	22,224
Allowance for doubtful accounts	(1,597)	(750)
Net long-term notes receivable	$20,177	$21,474

Note 6 – Long-Term Debt

Long-term debt consists of the following:

(In thousands)	January 2, 2016	January 3, 2015
Senior secured revolving credit facility, due January 2020	$394,982	$403,201
6.625% Senior Notes due December 2016	—	50,000
Senior secured term loan, due January 2020	34,842	46,989
Capital lease obligations (Note 9)	58,599	64,420
Other, 2.61% - 9.25%, due 2016 - 2020	6,558	5,658
	494,981	570,268
Less current portion	19,003	19,758
Total long-term debt	$475,978	$550,510

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2015, SpartanNash Company and certain of its subsidiaries amended its secured revolving credit facility. The principal changes of the amendment were to reduce the Base and Eurodollar interest rates by 0.25% and to extend the maturity date of the agreement, which was set to expire on November 19, 2018, to January 9, 2020. The amended credit facility (the “Credit Agreement”) provides for borrowings of $1.0 billion, consisting of three tranches: a $900 million secured revolving credit facility (Tranche A), a $40 million secured revolving credit facility (Tranche A-1), and a $60 million term loan (Tranche A-2). The Company has the ability to increase the size of the Credit Agreement by an additional $400 million, subject to certain conditions in the Credit Agreement. The Company’s obligations under the related Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

Availability under the Credit Agreement is based upon advance rates on certain asset categories owned by the Company, including, but not limited to the following: inventory, accounts receivable, real estate, prescription lists, cigarette tax stamps, and rolling stock.

The Credit Agreement imposes certain requirements, including: limitations on dividends and investments (including distributions to subsidiaries designated as unrestricted subsidiaries), limitations on the Company’s ability to incur debt, make loans, acquire other companies, change the nature of the Company’s business, enter a merger or consolidation, or sell assets. These requirements can be more restrictive depending upon the Company’s Excess Availability as defined under the Credit Agreement.

Borrowings under the three tranches of the credit facility bear interest at the Company’s option as either Eurodollar loans or Base Rate loans, subject to a grid based upon excess availability, as defined in the Credit Agreement. As of January 2, 2016, the interest rate terms are as follows:

Credit	Outstanding
Facility	as of
Tranche	January 2, 2016	Eurodollar Rate	Base Rate
Tranche A	$360,973	LIBOR plus 1.50% to 2.00%	Greater of:	(i) the Federal Funds Rate plus 1.00% to 1.50%
				(ii) the Eurodollar Rate plus 1.50% to 2.00%
				(iii) the prime rate plus 0.50% to 1.00%
Tranche A-1	$34,008	LIBOR plus 2.75% to 3.25%	Greater of:	(i) the Federal Funds Rate plus 2.25% to 2.75%
				(ii) the Eurodollar Rate plus 2.75% to 3.25%
				(iii) the prime rate plus 1.75% to 2.25%
Tranche A-2	$34,843	LIBOR plus 5.50%	Greater of:	(i) the Federal Funds Rate plus 5.00%
				(ii) the Eurodollar Rate plus 5.50%
				(iii) the prime rate plus 4.50%

The Company also incurs an unused line of credit fee on the unused portion of the loan commitments at a rate ranging from 0.25% to 0.375%.

As of January 2, 2016 and January 3, 2015, the secured revolving credit facilities and senior secured term loan had total outstanding borrowings of $429.8 million and $450.2 million, respectively. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company is in compliance with all financial covenants as of January 2, 2016 and had excess availability after the 10% requirement of $334.3 million and $406.8 million at January 2, 2016 and January 3, 2015, respectively. The credit facility provides for the issuance of letters of credit, of which $11.1 million and $11.5 million were outstanding as of January 2, 2016 and January 3, 2015, respectively.

In November 2015, the Company called for redemption all of the outstanding $50.0 million aggregate principal amount of the 6.625% Senior Notes due December 2016 (the “Notes”). The Company redeemed the Notes for cash, using borrowings under its revolving credit facility, on December 15, 2015. Notes called for redemption became due and payable on the redemption date at a cash redemption price of 101.65625% of the principal amount of the Notes, plus accrued and unpaid interest. A loss on debt extinguishment of $1.2 million was incurred consisting of the redemption premium and the write-off of unamortized issuance costs. As a result of the redemption, the Company expects to reduce annual interest expense by approximately $2.0 million, assuming no future interest rate increases.

The weighted average interest rate for all borrowings, including loan fee amortization, was 3.90% for the fiscal year ended January 2, 2016.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At January 2, 2016, aggregate annual maturities and scheduled payments of long-term debt are as follows:

(In thousands)
Fiscal Year
2016	$19,003
2017	18,906
2018	20,231
2019	12,379
2020	399,778
Thereafter	24,684
Total	$494,981

Note 7 – Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. At January 2, 2016 and January 3, 2015, the book value and estimated fair value of the Company’s debt instruments were as follows:

(In thousands)	January 2, 2016	January 3, 2015
Book value of debt instruments:
Current maturities of long-term debt and capital lease obligations	$19,003	$19,758
Long-term debt and capital lease obligations	475,978	550,510
Total book value of debt instruments	494,981	570,268
Fair value of debt instruments	497,116	574,008
Excess of fair value over book value	$2,135	$3,740

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

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. As of the fiscal years ended January 2, 2016 and January 3, 2015, assets with a book value of $11.9 million and $17.9 were measured at a fair value of $7.7 million and $10.3 million, respectively. The Company’s accounting and finance team management, who report to the Chief Financial Officer (“CFO”), determines the Company’s valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance team management and are approved by the CFO. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. See Note 4 for discussion of long-lived asset impairment charges.

Note 8 – Commitments and Contingencies

The Company subleases property at certain locations and for the fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013, the Company received rental income of $5.3 million, $5.0 million and $2.2 million, respectively. In the event of the customer’s default, the Company would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 9.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unions represent approximately 9% of SpartanNash’s associates. These associates are covered by collective bargaining agreements. The facilities covered by collective bargaining agreements, the unions representing the covered associates and the expiration dates for each existing collective bargaining agreement are provided in the following table:

Distribution Center Locations	Union Locals	Expiration Dates
Norfolk, Virginia	IBT822	April, 2016
Westville, Indiana	IBT 135	May, 2016
Columbus, Ohio	IBT 528	September, 2016
Lima, Ohio	IBT 908	January, 2017
Bellefontaine, Ohio GTL Truck Lines, Inc.	IBT 908	February, 2017
Bellefontaine, Ohio General Merchandise Service Division	IBT 908	March, 2017
Grand Rapids, Michigan	IBT406	October, 2017

The Company is engaged from time-to-time in routine legal proceedings incidental to its business. The Company does not believe that these routine legal proceedings, taken as a whole, will have a material impact on its business or financial condition. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in an adverse effect on the Company’s consolidated financial position, operating results or liquidity.

The Company contributes to the Central States Southeast and Southwest Pension Fund (“Central States Plan” or “the Plan”), a multi-employer pension plan, based on obligations arising from its collective bargaining agreements in Bellefontaine, Ohio, Lima, Ohio, and Grand Rapids, Michigan covering its distribution center union associates at those locations. This Plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by contributing employers and unions; however, SpartanNash is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets and the administration of the plan. The Company currently contributes to the Central States Plan under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan. This schedule requires varying increases in employer contributions over the previous year’s contribution. Increases are set within the collective bargaining agreement and vary by location. On December 13, 2014, Congress passed the Multi-employer Pension Reform Act of 2014 (“MPRA”). The MPRA is intended to address funding shortfalls in both multi-employer pension plans and the Pension Benefit Guaranty Corporation. Because the MPRA is a complex piece of legislation, its effects on the Plan and potential implications for the Company are not known at this time. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

On September 25, 2015, Central States submitted a Rescue Plan to the United States Department of Treasury (“Department of Treasury”) as permitted under the provisions of the MPRA relating to plans in “critical and declining status.” Under the Rescue Plan, Trustees seek to suspend the pension benefits of retirees and actives in order to save the pension plan from future financial failure. The proposed Rescue Plan is tiered and intended to equitably distribute benefit suspensions across three participant classes: orphans, participants and UPS transfer group. Under the MPRA, the Department of Treasury has 225 days in which to consider and act on the proposed Plan. Following the Department of Treasury’s review, Plan participants will be afforded the opportunity to consider and vote on the proposed benefit suspensions. Given the Department of Treasury’s review period and the amount of time necessary for a participant vote, Central States estimates that the proposed benefit suspensions, if approved, would not take effect until July 1, 2016. The Company is currently unable to reasonably estimate the potential impact of this Rescue Plan on its withdrawal liability.

Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that the Company’s contributions to this plan will increase each year. Management is not aware of any significant change in funding levels since January 2, 2016. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Leases

A substantial portion of the Company’s retail stores and warehouse properties are operated in leased facilities. The Company also leases small ancillary warehouse facilities, the tractor and trailer fleet, and certain other equipment. Most of the property leases contain renewal options of varying terms. Terms of certain leases contain provisions requiring payment of percentage rent based on sales and payment of executory costs such as property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premises. Terms of certain leases of transportation equipment contain provisions requiring payment of percentage rent based upon miles driven. Portions of certain property are subleased to others. Operating leases often contain renewal options. In those locations in which it makes economic sense to continue to operate, management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Rental expense, net of sublease income, under operating leases consisted of the following:

	January 2, 2016	January 3, 2015	December 28, 2013
(In thousands)	(52 Weeks)	(53 Weeks)	(39 Weeks)
Minimum rentals	$57,625	$56,848	$28,978
Contingent rental payments	267	563	541
Sublease rental income	(5,311)	(5,027)	(2,157)
	$52,581	$52,384	$27,362

The Company’s total future lease commitments under operating and capital leases in effect at January 2, 2016 are as follows:

	Operating Leases
	Used in	Subleased		Capital
(In thousands)	Operations	to Others	Total	Leases
Fiscal Year
2016	$48,496	$3,756	$52,252	$11,764
2017	41,761	3,205	44,966	11,110
2018	36,459	2,753	39,212	10,799
2019	26,562	2,258	28,820	9,780
2020	20,721	1,792	22,513	6,591
Thereafter	66,291	8,282	74,573	35,551
Total	$240,290	$22,046	$262,336	85,595
	Interest			(26,996)
	Present value of minimum lease obligations			58,599
	Current maturities			7,471
	Long-term capitalized lease obligations			$51,128

Assets held under capital leases consisted of the following:

(In thousands)	January 2, 2016	January 3, 2015
Building and improvements	$72,297	$72,747
Equipment	5,281	5,695
	77,578	78,442
Less accumulated amortization and depreciation	31,372	29,842
Net assets under capitalized leases	$46,206	$48,600

Amortization expense for property under capital leases was $3.6 million, $4.4 million and $2.8 million in fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013, respectively.

Certain retail store facilities, either owned or obtained through leasing arrangements, are leased to others. A majority of the leases provide for minimum and contingent rentals based upon stipulated sales volumes and contain renewal options. Certain of the leases contain escalation clauses.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Owned assets, included in property and equipment, which are leased to others are as follows:

(In thousands)	January 2, 2016	January 3, 2015
Land and improvements	$3,508	$3,327
Buildings	10,640	10,786
Long-term debt and capital lease obligations	14,148	14,113
Less accumulated amortization and depreciation	5,890	5,187
Net property	$8,258	$8,926

Future minimum rentals to be received under lease obligations in effect at January 2, 2016 are as follows:

	Owned	Leased
(in thousands)	Property	Property	Total
Fiscal Year
2016	$3,535	$4,535	$8,070
2017	2,535	3,976	6,511
2018	1,421	3,347	4,768
2019	1,175	2,723	3,898
2020	824	2,131	2,955
Thereafter	1,513	9,093	10,606
Total	$11,003	$25,805	$36,808

Note 10 – Associate Retirement Plans

The Company’s retirement programs include pension plans providing non-contributory benefits and salary reduction defined contribution plans providing contributory benefits. Substantially all of the Company’s associates not covered by collective bargaining agreements are covered by a frozen non-contributory pension plan, a defined contribution plan, or both. Associates covered by collective bargaining agreements are included in multi-employer pension plans.

Defined Contribution Plans

Expense for employer matching and profit sharing contributions made to defined contribution plans totaled $21.1 million, $13.6 million and $4.8 million in fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013, respectively.

Executive Compensation Plans

The Company has a deferred compensation plan for a select group of management personnel or highly compensated associates. The plan is unfunded and permits participants to defer receipt of a portion of their base salary, annual bonus, or long-term incentive compensation which would otherwise be paid to them. The deferred amounts, plus earnings, are distributed following the associate’s termination of employment. Earnings are based on the performance of phantom investments elected by the participant from a portfolio of investment options.

The Company had two separate trusts established for the protection of cash balances owed to participants in its deferred compensation plans. The Company was required, as specified by the plan documents, to fund these trusts with 125% of its pre-merger liability to plan participants. These trusts were terminated in 2015 and the Company received cash proceeds from the liquidation of corporate owned life insurance policies of $5.0 million.

The Company also holds additional variable universal life insurance policies on certain key associates intended to fund distributions under the deferred compensation plan referenced above. The net cash surrender value of approximately $4.2 million at both January 2, 2016 and January 3, 2015, is recorded in “Other assets, net” in the consolidated balance sheets. These policies have an aggregate amount of life insurance coverage of approximately $15.0 million.

Defined Benefit Plans

The Company sponsors defined benefit pension plans for certain associates. The pension benefits are primarily based on years of service and compensation, with some differences resulting from the nature of how benefits were calculated under the Company’s legacy defined benefit plans, as described below.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Spartan Stores, Inc. Cash Balance Pension Plan (“Cash Balance Pension Plan”), a non-contributory cash balance pension plan, was frozen effective January 1, 2011. As a result of the freeze, no additional associates were eligible to participate in the plan after January 1, 2011, and additional service credits were no longer added to each participant’s account; however, interest credits continue to accrue. Prior to the plan freeze, the plan benefit formula utilized a cash balance approach whereby credits were added annually to a participant’s account based on compensation and years of vested service, with interest credits also added to the participant’s account at the Company’s discretion.

The Retirement Plan for Employees of Super Food Services, Inc. (“Super Foods Plan”), a qualified non-contributory pension plan offered by one of the Company’s subsidiaries, provides retirement income for certain eligible full-time associates who are not covered by a union retirement plan. Pension benefits under the plan are based on length of service and compensation, and contributions meet the minimum funding requirements. This plan has been curtailed and no new associates can enter the plan. This plan is also frozen for additional service credits.

On December 31, 2014, the Super Foods Plan was merged into the Cash Balance Pension Plan and renamed the SpartanNash Company Pension Plan. The merging of the plans resulted in lower administrative fees and reduced cash funding. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act of 1976 (“ERISA”). Plan assets consist principally of U.S. government and corporate obligations and common stocks. The plan does not hold any SpartanNash stock.

During the fiscal year ended January 3, 2015, terminated vested participants of the Cash Balance Pension Plan and the Super Foods Plan were offered a temporary opportunity to elect to receive a lump sum distribution. As a result, distributions of $10.6 million were made and a resulting pension settlement charge of $1.6 million was incurred in fiscal 2014.

Postretirement Medical Plans

SpartanNash Company and certain subsidiaries provide healthcare benefits to retired associates who were not covered by collective bargaining arrangements during their employment (“covered associates”) under the SpartanNash Company Retiree Medical Plan (“SpartanNash Medical Plan”). Former Spartan Stores associates who have at least 30 years of service or 10 years of service and have attained age 55, and who were not covered by collective bargaining arrangements during their employment, qualify as covered associates. Qualified covered associates that retired prior to March 31, 1992 receive major medical insurance with deductible and coinsurance provisions until age 65 and Medicare supplemental benefits thereafter. Covered associates retiring after April 1, 1992 are eligible for monthly postretirement healthcare benefits of $5 multiplied by the associate’s years of service. This benefit is in the form of a credit against the monthly insurance premium. The retiree pays the balance of the premium. Associates hired after December 31, 2001 are not eligible for these benefits.

The following tables set forth the actuarial present value of benefit obligations, funded status, change in benefit obligation, change in plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for the Company’s significant pension and postretirement benefit plans, excluding multi-employer plans. The prepaid, current accrued, and noncurrent accrued benefit costs associated with pension and postretirement benefits are reported in “Other assets, net,” “Accrued payroll and benefits,” and “Postretirement benefits,” respectively, in the consolidated balance sheets.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	SpartanNash Company Pension Plan		SpartanNash Medical Plan
(In thousands, except percentages)	January 2, 2016	January 3, 2015 *	January 2, 2016	January 3, 2015
Funded Status
Projected/Accumulated benefit obligation:
Balance at beginning of year	$93,034	$102,501	$9,905	$7,967
Service cost	—	—	231	186
Interest cost	3,325	4,223	404	394
Actuarial (gain) loss	(4,985)	5,959	(1,117)	1,593
Benefits paid	(7,976)	(19,649)	(244)	(235)
Balance at end of year	$83,398	$93,034	$9,179	$9,905

Fair value of plan assets:
Balance at beginning of year	$93,718	$105,949	$—	$—
Actual return on plan assets	(1,639)	5,093	—	—
Company contributions	650	2,325	244	235
Benefits paid	(7,976)	(19,649)	(244)	(235)
Balance at end of year	$84,753	$93,718	$—	$—
Funded (unfunded) status	$1,355	$684	$(9,179)	$(9,905)

Components of net amount recognized in financial position:
Noncurrent assets	$1,355	$7,220	$—	$—
Current liabilities	—	—	(340)	(319)
Noncurrent liabilities	—	(6,536)	(8,839)	(9,586)
Net asset/(liability)	$1,355	$684	$(9,179)	$(9,905)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$17,322	$16,572	$1,263	$2,554
Prior service credit	—	—	(566)	(724)
	$17,322	$16,572	$697	$1,830

Weighted average assumptions at measurement date:
Discount rate	4.04%	3.60%/3.85%	4.55%	4.15%
Expected return on plan assets	5.05%	5.50%	N/A	N/A

* The amounts above reflect the combined values of the Cash Balance Pension Plan and the Super Foods Plan as of January 3, 2015. On December 31, 2014, the Super Foods Plan was merged into the Cash Balance Pension Plan and renamed the SpartanNash Company Pension Plan. At the time of merger, the accumulated benefit obligations of the Cash Balance Pension Plan and Super Foods Plan were $52.4 million and $40.6 million, respectively, and the fair value of the plan assets for the Cash Balance Pension Plan and Super Foods Plan were $59.7 million and $34.0 million, respectively.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for the SpartanNash Company Pension Plan was $83.4 million and $93.0 million at January 2, 2016 and January 3, 2015, respectively.

Components of net periodic benefit cost (income)

	SpartanNash Company Pension Plan					SpartanNash Medical Plan
	January 2,	January 3,		December 28,		January 2,	January 3,	December 28,
	2016	2015		2013		2016	2015	2013
(In thousands, except percentages)	(52 Weeks)	(53 Weeks) (a)		(39 Weeks) (a)		(52 Weeks)	(53 Weeks)	(39 Weeks)
Service cost	$—	$—		$—		$231	$186	$194
Interest cost	3,325	4,223		1,916		404	394	287
Amortization of prior service cost	—	—		—		(158)	(158)	(42)
Expected return on plan assets	(4,923)	(5,737)		(3,327)		—	—	—
Recognized actuarial net loss	827	970		976		174	20	134
Net periodic benefit	$(771)	$(544)		$(435)		$651	$442	$573
Settlement expense	—	2,588		621		—	—	—
Total expense (income)	$(771)	$2,044		$186		$651	$442	$573

Weighted average assumptions at measurement date:
Discount rate	3.75%	4.35%/4.65%	(b)	3.90%/4.60%	(b)	4.15%	5.05%	3.90%
Expected return on plan assets	5.50%	5.95%/5.70%	(b)	6.55%/6.00%	(b)	N/A	N/A	N/A

On December 31, 2014, the Super Foods Plan was merged into the Cash Balance Pension Plan and renamed the SpartanNash Company Pension Plan.
(a) Amounts reflect the combined values of the Cash Balance Pension Plan and Super Foods Plan.
(b) Amounts reflect the assumptions used for the Cash Balance Pension Plan and the Super Foods Plan, respectively.

The net actuarial loss and prior service cost included in “Accumulated Other Comprehensive Income” and expected to be recognized in net periodic benefit cost during fiscal year 2016 are as follows:

	SpartanNash Company	SpartanNash
(In thousands)	Pension Plan	Medical Plan
Prior service credit	$—	$(158)
Net actuarial loss	111	42

Prior service costs (credits) are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses for the SpartanNash Company Pension Plan are amortized over the average remaining service life of active participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement plan. Assumed healthcare cost trend rates were as follows:

	January 2, 2016	January 3, 2015	December 28, 2013
Pre-65	7.50%	7.75%	8.00%
Post-65	8.40%	6.85%	7.00%

The effect of a one-percentage point increase or decrease in assumed healthcare cost trend rates on the total service and interest components and the post-retirement benefit obligations would be less than $0.1 million.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Return on Assets and Investment Strategy

The Company has assumed an average long-term expected return on the SpartanNash Company Pension Plan assets of 5.05% as of January 2, 2016. The expected return assumption was modeled by third-party investment portfolio managers, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. Determining projected stock and bond returns and then applying these returns to the target asset allocations of the plan assets developed the expected return. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. This overall return assumption is believed to be reasonable over a longer-term period that is consistent with the liabilities.

The Company has an investment policy for the SpartanNash Company Pension Plan with a long-term asset allocation mix designed to meet the long-term retirement obligations by investing in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs. The asset allocation mix is reviewed periodically and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes both the targeted allocation of the SpartanNash Company Pension Plan’s weighted-average asset allocation by asset category and actual allocations as of January 2, 2016 and January 3, 2015:

	Target *	Actual
Asset Category	January 2, 2016	January 2, 2016	January 3, 2015 **
Equity securities	20.0%	30.6%	30.9%
Fixed income	80.0	68.5	68.7
Cash equivalents	—	0.9	0.4
Total	100.0%	100.0%	100.0%

* At the end of fiscal 2015, the Company updated the target allocation of the SpartanNash Company Pension Plan investment portfolio to reduce its return-seeking equity securities to approximate a 20% allocation. The Company intends to continually evaluate financial market conditions and prudently transition the pension plan assets to the new target allocation.

** The amounts reflect the combined range of the Cash Balance Pension Plan and the Super Foods Plan as of January 3, 2015.

The investment policy emphasizes the following key objectives: (1) provide benefit security to participants by maximizing the return on plan assets at an acceptable risk level (2) maintain adequate liquidity for current benefit payments (3) avoid unexpected increases in pension expense and (4) within the scope of the above objectives, minimize long term funding to the plan.

Upon the merger of the Cash Balance Pension Plan and the Super Foods Plan on December 31, 2014, a third-party fiduciary manages the plan assets under a pre-determined glide path based on funded status, interest rates, mortality tables and expected return on assets.

The fair values of the pension plan assets at January 2, 2016 and January 3, 2015, by asset category, are as follows:

	Fair Value of Assets as of January 2, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
Mutual funds	$9,401	$—	$9,401	$—
Pooled funds	58,355	—	58,355	—
Money market fund	799	—	799	—
Guaranteed annuity contract	16,198	—	—	16,198
Total fair value	$84,753	$—	$68,555	$16,198

	Fair Value of Assets as of January 3, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
Mutual funds	$29,851	$29,851	$—	$—
Pooled funds	45,737	—	45,737	—
Money market fund	381	—	381	—
Guaranteed annuity contract	17,749	—	—	17,749
Total fair value	$93,718	$29,851	$46,118	$17,749

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 assets consisted of the guaranteed annuity contracts. A reconciliation of the beginning and ending balances for Level 3 assets is as follows:

(In thousands)	January 2, 2016	January 3, 2015
Balance at beginning of year	$17,749	$18,071
Purchases, sales, issuances and settlements, net	(2,227)	(1,402)
Interest income	680	799
Unrealized (losses) gains	(4)	281
Balance at end of year	$16,198	$17,749

See Note 7 for a discussion of the levels of the fair value hierarchy. The assets’ fair value measurement level above is based on the lowest level of any input that is significant to the fair value measurement.

The following is a description of the valuation methods used for the plans’ assets measured at fair value in the above tables:

Cash & money market funds: The carrying value approximates fair value. Money market funds are valued on a daily basis at the net asset value (“NAV”) using the amortized cost of the securities held in the fund. Because amortized cost does not meet the criteria for an active market, money market funds are classified within Level 2 of the fair value hierarchy of ASC 820.

Mutual Funds: These investments are valued using the NAV, which is determined once a day after the closing of the exchange based upon the underlying assets in the fund, less the fund’s liabilities, expressed on a per-share basis. Funds for which the NAV is a quoted price in an active market are classified within Level 1 of the fair value hierarchy of ASC 820. Funds which are not publicly traded in an active market are classified within Level 2 of the fair value hierarchy of ASC 820.

Pooled Funds: The plan holds units of various Aon Hewitt Group Trust Funds offered through a private placement. The units are valued daily using the NAV. The NAV’s are based on the fair value of each fund’s underlying investments. Level 1 assets are priced using quotes for trades occurring in active markets for the identical asset. Level 2 assets are priced using observable inputs for the asset (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs). Level 3 assets are priced using unobservable inputs.

Guaranteed Annuity Contracts: The guaranteed annuity contracts are immediate participation contracts held with insurance companies that act as custodian of the pension plans’ assets. The guaranteed annuity contracts are stated at contract value as determined by the custodians, which approximate fair values. The Company evaluates the general financial condition of the custodians as a component of validating whether the calculated contract value is an accurate approximation of fair value. The review of the general financial condition of the custodians is considered obtainable/observable through the review of readily available financial information the custodians are required to file with the SEC. The group annuity contracts are classified within Level 3 of the valuation hierarchy of ASC 820.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuations methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.

The Company does not expect to make any contributions to the SpartanNash Company Pension Plan in the fiscal year ending December 31, 2016.

The following estimated benefit payments are expected to be paid in the following fiscal years:

(In thousands)	Pension Benefits	Post-retirement Benefits
2016	$8,884	$340
2017	8,545	385
2018	7,780	431
2019	7,336	476
2020	6,933	518
2021 to 2025	29,704	3,092

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multi-Employer Plans

In addition to the plans described above, the Company participates in the Central States Southeast and Southwest Areas Pension Plan (“Central States Plan” or “the Plan”), the Michigan Conference of Teamsters and Ohio Conference of Teamsters Health and Welfare plans (collectively referred to as “multi-employer plans”), and other company-sponsored defined contribution plans for most associates covered by collective bargaining agreements.

The Company contributes to these multi-employer plans under the terms contained in existing collective bargaining agreements and in the amounts set forth within these agreements. The health and welfare plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active associates and retirees, as determined by the trustees of the plan. The vast majority of the Company’s contributions benefits active associates, and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid for active participants in the plan.

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company contributed $12.9 million, $12.9 million and $6.8 million to this plan for fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013, respectively. The risk of participating in a multi-employer pension plan is different from the risk associated with single-employer plans in the following respects:

a.	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to associates of other participating employers.
b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c.

If a company chooses to stop participating in some multi-employer plans, or makes market exits or otherwise has participation in the plan drop below certain levels, the company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in the Central States Plan is outlined in the tables below, which provide additional information about the collective bargaining agreements associated with this multi-employer plan in which the Company participates. The EIN/Pension Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2015 and 2014 relates to the Plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the Plan and is certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65% funded and are considered in critical status. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. On December 13, 2014, Congress passed the Multi-employer Pension Reform Act of 2014 (“MPRA”). The MPRA is intended to address funding shortfalls in both multi-employer pension plans and the Pension Benefit Guaranty Corporation. Because the MPRA is a complex piece of legislation, its effects on the plan and potential implications for the Company are not known at this time. See Note 8 for further information regarding the Company’s participation in the Central States Plan.

						Percentage of
	Plan	Pension		FIP / RP		Associates under
	Month /	Protection Act		Status		Collective	Over 5%
EIN - Pension	Day End	Zone Status		Pending /		Bargaining	Contribution
Plan Number	Date	2015	2014	Implemented	Expiration Dates	Agreement	2015
36-6044243-001 (a)	12/31	Red	Red	Implemented	2/2017 to 10/2017	9%	No

(a)

SpartanNash is party to four collective-bargaining agreements that require contributions to the Central States Plan. These agreements cover warehouse personnel and drivers in Grand Rapids, Michigan, Bellefontaine, Ohio and Lima, Ohio distribution centers. In the last contract negotiation, the Agreement covering the Bellefontaine facility warehouse associates was consolidated into the General Merchandise Services (“GMS”) Agreement. The collective-bargaining agreement that covers warehouse personnel and drivers in the Grand Rapids, Michigan distribution center has no surcharges imposed or amortization provisions while the agreements that cover warehouse personnel and drivers in the Bellefontaine, Ohio and Lima, Ohio distribution centers do have surcharges imposed or amortization provisions.

As of the date the financial statements were issued, Form 5500 was generally not available for the plan year ended in 2015.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income (loss) (“AOCI”) represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments. Changes in AOCI are as follows:

	January 2, 2016	January 3, 2015	December 28, 2013
(In thousands)	(52 Weeks)	(53 Weeks)	(39 Weeks)
Balance at beginning of the fiscal year, net of tax	$(11,655)	$(8,794)	$(13,687)
Other comprehensive (loss) income before reclassifications	(455)	(8,195)	6,604
Income tax benefit (expense)	114	3,138	(2,525)
Other comprehensive income, net of tax, before reclassifications	(341)	(5,057)	4,079
Amortization of amounts included in net periodic benefit cost (1)	884	3,410	1,712
Income tax expense (2)	(335)	(1,214)	(898)
Amounts reclassified out of AOCI, net of tax	549	2,196	814
Other comprehensive income (loss), net of tax	208	(2,861)	4,893
Balance at end of the fiscal year, net of tax	$(11,447)	$(11,655)	$(8,794)
(1)

Reclassified from AOCI into Selling, general and administrative expense. Amortization of amounts included in net periodic benefit cost include amortization of prior service cost and amortization of net actuarial loss, as reflected in Note 10 – Associate Retirement Plans.

(2)	Reclassified from AOCI into Income taxes expense.

Note 12 – Taxes on Income

The income tax provision for continuing operations is made up of the following components:

	January 2, 2016	January 3, 2015	December 28, 2013
(In thousands)	(52 Weeks)	(53 Weeks)	(39 Weeks)
Currently payable:
Federal	$31,437	$27,015	$3,897
State	3,144	777	510
Total currently payable	34,581	27,792	4,407
Deferred:
Federal	3,255	3,362	531
State	(743)	175	(4,097)
Total deferred	2,512	3,537	(3,566)
Total	$37,093	$31,329	$841

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	January 2, 2016	January 3, 2015	December 28, 2013
	(52 Weeks)	(53 Weeks)	(39 Weeks)
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	1.6	2.9	(112.7)
Charitable product donations	(0.3)	(0.4)	(13.4)
Non-deductible merger expenses	—	—	101.3
Changes in tax contingencies	(0.1)	(2.7)	36.9
Domestic production activities deduction	(0.2)	(0.2)	(8.6)
Non-deductible expenses	0.4	0.9	3.8
Other, net	0.6	(0.9)	(1.7)
Effective income tax rate	37.0%	34.6%	40.6%

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities resulting from temporary differences as of January 2, 2016 and January 3, 2015 are as follows:

(In thousands)	January 2, 2016	January 3, 2015
Deferred tax assets:
Employee benefits	$29,218	$29,842
Accrued workers' compensation	2,712	3,074
Allowance for doubtful accounts	3,341	2,951
Intangible assets	326	1,128
Restructuring	732	1,947
Deferred revenue	2,047	1,843
Accrued rent	3,884	4,635
Accrued insurance	866	1,107
All other	6,804	5,627
Total deferred tax assets	49,930	52,154

Deferred tax liabilities:
Property and equipment	43,201	47,860
Inventory	48,120	51,616
Goodwill	62,005	53,628
Convertible debt interest	524	789
Leases	12,279	10,585
All other	401	1,402
Total deferred tax liabilities	166,530	165,880
Net deferred tax liability	$(116,600)	$(113,726)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	January 2, 2016	January 3, 2015
Balance at beginning of year	$2,179	$8,805
Gross increases - tax positions taken in prior years	186	161
Gross decreases - tax positions taken in prior years	(105)	(5,812)
Gross increases - tax positions taken in current year	660	650
Lapse of statute of limitations	(709)	(1,625)
Balance at end of year	$2,211	$2,179

Unrecognized tax benefits of $0.8 million are set to expire prior to December 31, 2016. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amount of unrecognized tax benefits, including interest and penalties, that would reduce the Company’s effective income tax rate if recognized in future periods was $1.2 million as of January 2, 2016.

SpartanNash or its subsidiaries file income tax returns with federal, state and local tax authorities within the United States. With few exceptions, SpartanNash is no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years before March 26, 2011. Income tax returns related to the former Nash-Finch Company, with few exceptions, are no longer subject to U.S. federal, state or local examinations by tax authorities for the fiscal year ended December 31, 2011 and earlier.

Note 13 – Stock-Based Compensation

The Company has a shareholder-approved 10-year stock incentive plan covering 2,500,000 shares of SpartanNash’s common stock. The SpartanNash Company Stock Incentive Plan of 2015 (the “2015 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards to directors,

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

officers and other key associates. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. Holders of restricted stock and stock awards are entitled to participate in cash dividends and dividend equivalents. As of January 2, 2016, a total of 2,497,027 shares remained unissued under the 2015 Plan.

All outstanding unvested stock options and unvested shares of restricted stock vest immediately upon a “Change in Control,” as defined by the Plan. The Company has not issued any stock options since 2009 and all outstanding options are vested.

The following table summarizes stock option activity for the three years ended January 2, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic Value
	Under Options	Price	Life Years	(in thousands)
Options outstanding at March 30, 2013	653,471	$18.82	4.65	$1,428
Exercised	(24,976)	9.49		298
Cancelled/Forfeited	(41,729)	17.71
Options outstanding and exercisable at December 28, 2013	586,766	19.30	4.01	2,965
Exercised	(88,152)	12.68		869
Cancelled/Forfeited	(4,131)	3.25
Options outstanding and exercisable at January 3, 2015	494,483	20.61	3.30	2,772
Exercised	(185,627)	19.72		1,543
Cancelled/Forfeited	(63)	11.50
Options outstanding and exercisable at January 2, 2016	308,793	$21.15	2.46	$773
Vested and expected to vest in the future at January 2, 2016	308,793	$21.15

Cash received from option exercises was $3.7 million, $1.1 million and $0.3 million during fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013, respectively.

Restricted shares awarded to associates vest ratably over a four-year service period and over one year for grants to the Board of Directors. Awards are subject to forfeiture and certain transfer restrictions prior to vesting. All shares fully vest upon a “Change in Control,” as defined by the Plan. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the required service period. On December 17, 2013, the Board of Directors approved a modification to the outstanding restricted stock awards to provide for continued vesting upon retirement. As a result, incremental expense of $4.2 million was recognized to reflect the cumulative compensation expense recognized over the required service period of each restricted shareholder.

The following table summarizes restricted stock activity for fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Outstanding and nonvested at March 30, 2013	546,182	$16.59
Granted	227,207	18.07
Vested	(225,600)	16.94
Forfeited	(28,954)	16.94
Outstanding and nonvested at December 28, 2013	518,835	23.56
Granted	317,827	22.63
Vested	(219,894)	23.56
Forfeited	(16,115)	23.03
Outstanding and nonvested at January 3, 2015	600,653	23.08
Granted	314,595	26.59
Vested	(265,737)	23.19
Forfeited	(11,956)	23.85
Outstanding and nonvested at January 2, 2016	637,555	$24.75

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of shares vested during fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013 was $7.6 million, $4.7 million and $3.6 million, respectively.

Share-based compensation expense recognized and included in “Selling, general and administrative expenses” in the consolidated statements of earnings, and related tax benefits were as follows:

	January 2, 2016	January 3, 2015	December 28, 2013
(In thousands)	(52 Weeks)	(53 Weeks)	(39 Weeks)
Stock options	$—	$—	$14
Restricted stock	7,240	6,939	6,937
Tax benefits	(2,758)	(2,632)	(2,640)
	$4,482	$4,307	$4,311

As of January 2, 2016, total unrecognized compensation cost related to non-vested share-based awards granted under the stock incentive plans was $5.6 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.4 years for restricted stock. All compensation costs related to stock options have been recognized.

The Company recognized tax deductions of $9.5 million, $5.9 million and $4.1 million related to the exercise of stock options and the vesting of restricted stock during fiscal years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013, respectively.

The Company has a stock bonus plan covering 300,000 shares of SpartanNash common stock. Under the provisions of this plan, certain officers and key associates may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 20% of the portion of the bonus they elect to receive in stock. After the shares are issued, the holder is not able to sell or otherwise transfer the shares until the end of the holding period, which is currently 24 months. Compensation expense is recorded based upon the market price of the stock as of the measurement date. A total of 47,926 shares remained unissued under the stock bonus plan at January 2, 2016.

The Company also has an associate stock purchase plan covering 200,000 shares of SpartanNash common stock. The plan provides that associates of the Company may purchase shares at 95% of the fair market value. The associate stock purchase plan was suspended during the 39-week period ended December 28, 2013 in conjunction with the merger with Nash-Finch and cash balances were refunded to participants. The associate stock purchase plan was reinstated in April 2014. As of January 2, 2016, a total of 58,237 shares had been issued under the plan.

Note 14 – Concentration of Credit Risk

The Company provides financial assistance in the form of loans to some of its independent retailers for inventories, store fixtures and equipment and store improvements. Loans are generally secured by liens on real estate, inventory and/or equipment, personal guarantees and other types of collateral, and are generally repayable over a period of five to seven years. The Company establishes allowances for doubtful accounts based upon periodic assessments of the credit risk of specific customers, collateral value, historical trends and other information. The Company believes that adequate provisions have been recorded for any doubtful accounts. In addition, the Company may guarantee debt and lease obligations of independent retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.

As of January 2, 2016, the Company has guaranteed the outstanding lease obligations of certain independent retailers and bank debt for one retailer in the amount of $0.4 million and $2.0 million, respectively. These guarantees, which are secured by certain business assets and personal guarantees of the respective retailers, represent the maximum undiscounted payments the Company would be required to make in the event of default. The Company believes these retailers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. A liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements. In the ordinary course of business, the Company also subleases and assigns various leases to third parties. As of January 2, 2016, the Company estimates the present value of its maximum potential obligations for subleases and assigned leases to be approximately $21.3 million and $17.5 million, respectively.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	January 2, 2016	January 3, 2015	December 28, 2013
(In thousands)	(52 Weeks)	(53 Weeks)	(39 Weeks)
Non-cash financing activities:
Issuance of restricted stock to associates and directors	$8,361	$7,191	$4,106
Issuance of note payable on purchase of assets	2,000	—	—
Capital lease obligations	3,236	2,423	1,493
Non-cash investing activities:
Capital expenditures included in accounts payable	8,896	3,370	16,522
Receipt of notes receivable on sale of assets	4,531	—	—
Capital lease asset additions	3,236	2,423	1,493
Issuance of common stock related to the Nash-Finch merger	—	—	379,600
Other supplemental cash flow information:
Cash paid for interest	19,178	22,990	7,765
Cash paid for income taxes	23,531	27,429	13,951

Note 16 – Reporting Segment Information

SpartanNash sells and distributes products that are typically found in supermarkets. The operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is the Chief Executive Officer. The business is classified by management into three reportable segments: Military, Food Distribution and Retail. These reportable segments are three distinct businesses, each with a different customer base and management structure. The Company reviews its reportable segments on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred.

The Company’s Food Distribution segment, consisting of 12 distribution centers, supplies a diverse group of independent retail locations and corporate-owned retail stores with dry groceries, produce, dairy products, meat, deli, bakery, frozen food, seafood, floral products, general merchandise, pharmacy, and health and beauty care items. Sales to independent retail customers and inter-segment sales are recorded based upon both a “cost plus” model and a “variable mark-up” model, which vary by commodity and servicing distribution center. To supply its wholesale customers, the Company operates a fleet of tractors, conventional trailers and refrigerated trailers.

The Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to U.S. military commissaries and exchanges from its 7 distribution centers. The contracts typically specify the commissaries and exchanges to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms.

The Retail segment operates 163 corporate-owned retail stores and 29 fuel centers in the Midwest and Great Lakes. The Company’s retail stores typically offer dry groceries, produce, dairy products, meat, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products, delicatessen items and bakery goods. Pharmacy services are also offered in 91 corporate-owned retail stores.

Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth information about the Company by reporting segment:

		Food
(In thousands)	Military	Distribution	Retail	Total
Year Ended January 2, 2016 (52 Weeks):
Net sales to external customers	$2,207,161	$3,305,094	$2,139,718	$7,651,973
Inter-segment sales	—	973,512	—	973,512
Merger integration and acquisition expenses	—	2,037	6,396	8,433
Depreciation and amortization	12,081	26,127	45,126	83,334
Operating earnings	17,059	78,841	26,975	122,875
Capital expenditures	3,768	17,967	57,659	79,394

Year Ended January 3, 2015 (53 weeks):
Net sales to external customers	$2,275,512	$3,356,331	$2,284,219	$7,916,062
Inter-segment sales	—	1,005,844	—	1,005,844
Merger integration and acquisition expenses	27	12,644	4	12,675
Depreciation and amortization	11,350	29,816	45,828	86,994
Operating earnings	21,721	54,802	38,323	114,846
Capital expenditures	15,088	31,953	42,971	90,012

Period Ended December 28, 2013 (39 Weeks):
Net sales to external customers	$248,643	$1,095,759	$1,252,828	$2,597,230
Inter-segment sales	—	533,470	—	533,470
Merger integration and acquisition expenses	—	20,993	—	20,993
Depreciation and amortization	1,412	7,706	27,964	37,082
Operating earnings	1,901	(1,328)	16,220	16,793
Capital expenditures	2,246	13,867	21,087	37,200

(In thousands)		January 2, 2016	January 3, 2015	December 28, 2013
Total Assets
Military		$416,220	$435,647	$451,518
Food Distribution		754,329	763,914	805,468
Retail		750,412	727,979	721,898
Discontinued operations		4,487	4,742	4,767
Total		$1,925,448	$1,932,282	$1,983,651

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel, and other items and services. The following table presents sales by type of similar product and services:

	January 2, 2016		January 3, 2015		December 28, 2013
(In thousands, except percentages)	(52 Weeks)		(53 Weeks)		(39 Weeks)
Non-perishables (1)	$4,845,763	63.3%	$4,998,895	63.1%	$1,393,157	53.6%
Perishables (2)	2,373,829	31.0	2,449,562	31.0	894,783	34.5
Pharmacy	310,377	4.1	289,494	3.7	163,659	6.3
Fuel	122,004	1.6	178,111	2.2	145,631	5.6
Consolidated net sales	$7,651,973	100.0%	$7,916,062	100.0%	$2,597,230	100.0%
(1)	Consists primarily of general merchandise, grocery, beverages, snacks, tobacco products and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17- Quarterly Financial Information (Unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

	Year Ended January 2, 2016
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands, except per share amounts)	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Net sales	$7,651,973	$1,768,025	$1,775,401	$1,795,864	$2,312,683
Gross profit	1,115,682	258,345	259,049	262,042	336,246
Merger integration and acquisition	8,433	1,181	4,417	151	2,684
Restructuring charges (gains) and asset impairment	8,802	1,040	760	(336)	7,338
Earnings before income taxes and discontinued operations	100,259	26,813	24,389	31,926	17,131
Earnings from continuing operations	63,166	17,164	15,248	20,307	10,447
(Loss) earnings from discontinued operations, net of taxes	(456)	(435)	145	(46)	(120)
Net earnings	$62,710	$16,729	$15,393	$20,261	$10,327
Earnings from continuing operations per share:
Basic	$1.68	$0.46	$0.41	$0.54	$0.28
Diluted	1.67	0.46	0.40	0.54	0.28
Net earnings per share:
Basic	$1.67	$0.44	$0.41	$0.54	$0.27
Diluted	1.66	0.44	0.41	0.54	0.27
Dividends	$20,299	$5,076	$5,072	$5,059	$5,092

	Year Ended January 3, 2015
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands, except per share amounts)	(53 Weeks)	(13 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Net sales	$7,916,062	$1,962,589	$1,809,571	$1,810,175	$2,333,727
Gross profit	1,156,074	282,213	261,409	265,114	347,338
Merger integration and acquisition	12,675	4,547	1,379	2,581	4,168
Restructuring charges (gains) and asset impairment	6,166	6,233	(1,272)	1,078	127
Earnings before income taxes and discontinued operations	90,449	15,030	28,146	27,174	20,099
Earnings from continuing operations	59,120	12,037	17,169	17,395	12,519
Loss from discontinued operations, net of taxes	(524)	(166)	(73)	(76)	(209)
Net earnings	$58,596	$11,871	$17,096	$17,319	$12,310
Earnings from continuing operations per share:
Basic	$1.57	$0.32	$0.46	$0.46	$0.33
Diluted	1.57	0.32	0.45	0.46	0.33
Net earnings per share:
Basic	$1.56	$0.32	$0.45	$0.46	$0.33
Diluted	1.55	0.32	0.45	0.46	0.33
Dividends	$18,090	$4,502	$4,529	$4,526	$4,533

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of January 2, 2016 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO and CFO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of SpartanNash Company, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. SpartanNash Company’s internal controls were designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of SpartanNash Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SpartanNash Company are being made only in accordance with authorizations of management and directors of SpartanNash Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SpartanNash Company’s assets that could have a material effect on the financial statements.

Management of SpartanNash Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that SpartanNash Company’s internal control over financial reporting was effective as of January 2, 2016.

The registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of January 2, 2016 as stated in their report on the following page.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SpartanNash Company and Subsidiaries

Grand Rapids, Michigan

We have audited the internal control over financial reporting of SpartanNash Company and subsidiaries (the “Company”) as of January 2, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 2, 2016 of the Company and our report dated March 2, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

March 2, 2016

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Internal Controls Over Financial Reporting

During the last fiscal quarter, there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

Item 9B.Other Information

Effective March 2, 2016, the Company entered into Indemnification Agreements with its directors and executive officers. The Indemnification Agreements clarify and supplement indemnification provisions already contained in the Michigan Business Corporation Act and the Company’s Articles of Incorporation and Bylaws. The Indemnification Agreements generally provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Michigan law, subject to certain exceptions, against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with their service as to the Company. The Indemnification Agreements also provide for rights to advancement of expenses and contribution. The form of Indemnification Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.21 and is incorporated herein by reference. The foregoing brief description is not intended to be complete and is qualified by reference to the form of Indemnification Agreement.

The Company did not enter into the Indemnification Agreements in response to, or anticipation of, any claim or proceeding that is pending or, to the knowledge of the Company, threatened.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item is here incorporated by reference from the sections titled “The Board of Directors,” “SpartanNash’s Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” and “Transactions with Related Persons” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2016.

Item 11.Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2016.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the section titled “Ownership of SpartanNash Stock” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2016.

The following table provides information about SpartanNash’s equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2015.

EQUITY COMPENSATION PLANS

Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation Plans approved by security holders (1)	308,793	21.15	2,544,953
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	308,793	21.15	2,544,953
(1)

Consists of the Spartan Stores, Inc. 2001 Stock Bonus Plan and the Stock Incentive Plan of 2015. The numbers of shares reflected in column (c) in the table above with respect to the Stock Incentive Plan of 2015 (2,497,027 shares) and the 2001 Stock Bonus Plan (47,926 shares) represent shares that may be issued other than upon the exercise of an option, warrant or right. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in SpartanNash’s capitalization.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and the table captioned “Board of Directors Committee Membership” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2016.

Item 14.Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2016.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated March 2, 2016

Consolidated Balance Sheets at January 2, 2016 and January 3, 2015

Consolidated Statements of Earnings for the years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013

Consolidated Statements of Comprehensive Income for the years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013

Consolidated Statements of Shareholders’ Equity for the years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013

Consolidated Statements of Cash Flows for the years ended January 2, 2016 and January 3, 2015 and for the 39-week period ended December 28, 2013

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

SPARTANNASH COMPANY (Registrant)

Date: March 2, 2016	By	/s/ DENNIS EIDSON
Dennis Eidson President and Chief Executive Officer (Principal Executive Officer)

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SpartanNash Company and in the capacities and on the dates indicated.

March 2, 2016	By	*
M. Shân Atkins Director

March 2, 2016	By	/s/ DENNIS EIDSON
Dennis Eidson President, Chief Executive Officer and Director (Principal Executive Officer)

March 2, 2016	By	*
Mickey P. Foret Director

March 2, 2016	By	*
Dr. Frank M. Gambino Director

March 2, 2016	By	*
Douglas A. Hacker Director

March 2, 2016	By	*
Yvonne R. Jackson Director

March 2, 2016	By	*
Elizabeth A. Nickels Director

March 2, 2016	By	*
Timothy J. O’Donovan Director

March 2, 2016	By	*
Hawthorne Proctor Director

March 2, 2016	By	*
Craig C. Sturken Chairman and Director

March 2, 2016	By	*
William R. Voss Director

March 2, 2016	By	/s/ DAVID M. STAPLES
David M. Staples Executive Vice President and Chief Operating Officer (Principal Financial Officer)

March 2, 2016	*By	/s/ DENNIS EIDSON
Dennis Eidson Attorney-in-Fact

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXHIBIT INDEX

Exhibit Number	Document

2.1

Agreement and Plan of Merger by and among the Company, Nash-Finch Company, and SS Delaware, Inc. dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 22, 2013.  Incorporated herein by reference.

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 18, 2015. Incorporated herein by reference.

3.2	Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 10, 2011. Incorporated herein by reference.

4.1

Indenture dated December 6, 2012 by and among SpartanNash Company, The Bank of New York Mellon Trust Company, N.A., as Trustee, and the Company’s subsidiaries as Guarantors. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 6, 2012. Incorporated herein by reference.

4.2	Form of 6.625% Senior Notes Due 2016. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 6, 2012. Incorporated herein by reference.

10.1

Amended and Restated Loan and Security Agreement, among Spartan Stores, Inc. and certain of its subsidiaries, as borrowers, and Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party thereto, dated November 19, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 19, 2013. Incorporated herein by reference.

10.2*

SpartanNash Company Executive Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the period ended December 28, 2013. Incorporated herein by reference.

10.3*

Amended and Restated SpartanNash Company Executive Cash Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 3, 2015. Incorporated herein by reference.

10.4*

Form of 2015 Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 25, 2015. Incorporated herein by reference.

10.5*

Form of 2014 Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 19, 2014. Incorporated herein by reference.

10.6*

Form of Amended and Restated 2013 Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 19, 2014. Incorporated herein by reference.

10.7*

SpartanNash Company Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the period ended December 28, 2013. Incorporated herein by reference

10.8*

Determination of Compensation Committee pursuant to the SpartanNash Company Stock Incentive Plan of 2005. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2009. Incorporated herein by reference.

10.9*	SpartanNash Company Stock Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Form S-8 filed on June 4, 2015. Incorporated herein by reference.

10.10*

SpartanNash Company Supplemental Executive Retirement Plan, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 27, 2010. Incorporated herein by reference.

10.11*	SpartanNash Company Supplemental Executive Savings Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement filed on December 21, 2001. Incorporated herein by reference.

10.12*

SpartanNash Company Cash Incentive Plan of 2010 as amended. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the period ended December 28, 2013. Incorporated herein by reference.

10.13*	SpartanNash Company 2001 Stock Incentive Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 30, 2013. Incorporated herein by reference.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit Number	Document
10.14*	SpartanNash Company Stock Bonus Plan. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the period ended December 28, 2013. Incorporated herein by reference.

10.15*

Form of Restricted Stock Award to Executive Officers. Previously filed as an exhibit to SpartanNash Company’s Quarterly Report on Form 10-Q for the quarter ending April 25, 2015. Incorporated herein by reference.

10.16*

Form of Restricted Stock Award to Non-Employee Directors. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending April 25, 2015. Incorporated herein by reference.

10.17*

Form of Executive Employment Agreement between SpartanNash Company and certain executive officers, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. Incorporated herein by reference.

10.18*

Form of Executive Employment Agreement between SpartanNash Company and certain executive officers. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the period ended December 28, 2013.  Incorporated herein by reference.

10.19*

Form of Executive Severance Agreement between SpartanNash Company and certain executive officers as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. Incorporated herein by reference.

10.20*

Form of Executive Severance Agreement between SpartanNash Company and certain executive officers. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the period ended December 28, 2013.  Incorporated herein by reference.

10.21*	Form of Indemnification Agreement.

10.22

Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated January 9, 2015, among SpartanNash Company and certain of its subsidiaries, as borrowers, and Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party thereto. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on January 12, 2015. Incorporated herein by reference.

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