Form 10-Q
period 2016-04-23
SpartanNash Co
filed 2016-05-26
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 23, 2016.

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

As of May 24, 2016, the registrant had 37,471,675 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in the Company’s press releases and in the Company’s website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of SpartanNash Company and subsidiaries (“SpartanNash” or “the Company”). These forward-looking statements include statements regarding the expected benefits of the merger and statements preceded by, followed by or that otherwise include the words "introduce," "anticipates," "continue," "expects," or similar expressions or that an event or trend "will" occur, or is "beginning." Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Quarterly Report on Form 10-Q, are inherently forward-looking. The Company’s asset impairment and restructuring cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of the Quarterly Report, other report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (in particular, refer to the discussion of “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K) and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially.

The Company’s ability to achieve sales and earnings expectations; improve operating results; continue to realize benefits of the merger; maintain or grow sales; respond successfully to competitors; effectively address food cost or price inflation or deflation; realize growth opportunities; maintain or expand its customer base; reduce operating costs; continue to meet the terms of the Company’s debt covenants; continue to pay dividends; and successfully implement and realize the expected benefits of plans, priorities, strategies, or expectations described in this Quarterly Report, the Company’s other reports, press releases and public comments will be affected by changes in economic conditions generally and in the geographic areas that the Company serves, adverse changes in our industries, adverse changes in government funded consumer assistance programs, possible changes in the military commissary system, and other factors.

This section is intended to provide meaningful cautionary statements for purposes of the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur or information obtained after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 23, 2016	January 2, 2016
Assets
Current assets
Cash and cash equivalents	$28,687	$22,719
Accounts and notes receivable, net	304,754	317,183
Inventories, net	533,074	521,164
Prepaid expenses and other current assets	29,517	22,521
Total current assets	896,032	883,587

Property and equipment, net	573,397	583,698
Goodwill	322,686	322,902
Other assets, net	128,669	127,076

Total assets	$1,920,784	$1,917,263

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$333,440	$353,688
Accrued payroll and benefits	62,808	71,973
Other accrued expenses	35,446	42,660
Current maturities of long-term debt and capital lease obligations	19,083	19,003
Total current liabilities	450,777	487,324

Long-term liabilities
Deferred income taxes	119,417	116,600
Postretirement benefits	16,493	16,008
Other long-term liabilities	46,501	38,759
Long-term debt and capital lease obligations	496,114	467,793
Total long-term liabilities	678,525	639,160

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,514 and 37,600 shares outstanding	518,181	521,698
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(11,446)	(11,447)
Retained earnings	284,747	280,528
Total shareholders’ equity	791,482	790,779

Total liabilities and shareholders’ equity	$1,920,784	$1,917,263

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	16 Weeks Ended
	April 23,		April 25,
	2016		2015
Net sales	$2,278,770		$2,312,683
Cost of sales	1,944,528		1,976,437
Gross profit	334,242		336,246

Operating expenses
Selling, general and administrative	296,381		302,371
Merger integration and acquisition	897		2,684
Restructuring charges and asset impairment	15,304		7,338
Total operating expenses	312,582		312,393

Operating earnings	21,660		23,853

Other (income) and expenses
Interest expense	5,823		6,750
Other, net	(150)		(28)
Total other expenses, net	5,673		6,722

Earnings before income taxes and discontinued operations	15,987		17,131
Income taxes	6,027		6,684
Earnings from continuing operations	9,960		10,447

Loss from discontinued operations, net of taxes	(109)		(120)
Net earnings	$9,851		$10,327

Basic earnings per share:
Earnings from continuing operations	$0.27		$0.28
Loss from discontinued operations	(0.01)	*	(0.01)	*
Net earnings	$0.26		$0.27

Diluted earnings per share:
Earnings from continuing operations	$0.27		$0.28
Loss from discontinued operations	(0.01)	*	(0.01)	*
Net earnings	$0.26		$0.27

See accompanying notes to condensed consolidated financial statements.

*	Includes rounding

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	16 Weeks Ended
	April 23,	April 25,
	2016	2015
Net earnings	$9,851	$10,327

Other comprehensive income, before tax
Pension and postretirement liability adjustment	2	272
Total other comprehensive income, before tax	2	272

Income tax expense related to items of other comprehensive income	(1)	(103)

Total other comprehensive income, after tax	1	169
Comprehensive income	$9,852	$10,496

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at January 2, 2016	37,600	$521,698	$(11,447)	$280,528	$790,779
Net earnings	—	—	—	9,851	9,851
Other comprehensive income	—	—	1	—	1
Dividends - $0.15 per share	—	—	—	(5,632)	(5,632)
Share repurchase	(396)	(9,000)	—	—	(9,000)
Stock-based employee compensation	—	5,024	—	—	5,024
Issuances of common stock and related tax benefit on stock option exercises and stock bonus plan	75	1,739	—	—	1,739
Issuances of restricted stock and related income tax benefits	297	22	—	—	22
Cancellations of restricted stock	(62)	(1,302)	—	—	(1,302)
Balance at April 23, 2016	37,514	$518,181	$(11,446)	$284,747	$791,482

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	16 Weeks Ended
	April 23,	April 25,
	2016	2015
Cash flows from operating activities
Net earnings	$9,851	$10,327
Loss from discontinued operations, net of tax	109	120
Earnings from continuing operations	9,960	10,447
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other charges	14,662	5,864
Depreciation and amortization	23,895	26,168
LIFO expense	1,412	1,723
Postretirement benefits expense	112	476
Deferred taxes on income	2,816	4,023
Stock-based compensation expense	5,024	4,753
Excess tax benefit on stock compensation	(122)	(174)
Other, net	(53)	123
Changes in operating assets and liabilities:
Accounts receivable	15,494	(30,205)
Inventories	(14,009)	12,495
Prepaid expenses and other assets	(8,356)	5,195
Accounts payable	(13,386)	31,346
Accrued payroll and benefits	(12,804)	(13,812)
Postretirement benefit payments	(77)	(650)
Other accrued expenses and other liabilities	(16,015)	(8,831)
Net cash provided by operating activities	8,553	48,941
Cash flows from investing activities
Purchases of property and equipment	(18,090)	(12,724)
Net proceeds from the sale of assets	4,739	9,670
Loans to customers	—	(1,435)
Payments from customers on loans	522	500
Other	(97)	(534)
Net cash used in investing activities	(12,926)	(4,523)
Cash flows from financing activities
Proceeds from revolving credit facility	428,755	269,916
Payments on revolving credit facility	(401,737)	(301,949)
Share repurchase	(9,000)	(2,526)
Repayment of other long-term debt	(2,841)	(2,979)
Financing fees paid	(98)	(1,845)
Excess tax benefit on stock compensation	122	174
Proceeds from exercise of stock options	936	2,010
Dividends paid	(5,632)	(5,092)
Net cash provided by (used in) financing activities	10,505	(42,291)
Cash flows from discontinued operations
Net cash used in operating activities	(164)	(95)
Net cash used in discontinued operations	(164)	(95)
Net increase in cash and cash equivalents	5,968	2,032
Cash and cash equivalents at beginning of period	22,719	6,443
Cash and cash equivalents at end of period	$28,687	$8,475

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or “the Company”). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended January 2, 2016.

In the opinion of management, the accompanying financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of SpartanNash as of April 23, 2016, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2 – Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance is effective for the Company in the first quarter of its fiscal year ending December 30, 2017. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-04, “Liabilities – Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products.” ASU 2016-04 amends the guidance on extinguishing financial liabilities for certain prepaid stored-value products. The new guidance requires entities that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage for those liabilities consistent with the breakage guidance outlined in ASU 2014-09, “Revenue from Contracts with Customers.” The new guidance is effective for the Company in the first quarter of its fiscal year ending December 29, 2018. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance for lease accounting. The new guidance contained in the ASU stipulates that lessees will need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. Treatment in the consolidated statements of earnings will be similar to the current treatment of operating and capital leases. The new guidance is effective on a modified retrospective basis for the Company in the first quarter of its fiscal year ending December 28, 2019. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company adopted the new standard in the first quarter of fiscal 2016 on a retrospective basis for all periods presented. Adoption of the standard resulted in an $8.2 million reduction of Other assets and Long-term debt related to unamortized debt issuance costs on the consolidated balance sheet as of January 2, 2016.

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

Note 3 – Acquisitions

On June 16, 2015, SpartanNash acquired certain assets and assumed certain liabilities of Dan’s Super Market, Inc. (“Dan’s”) for a total purchase price of $32.6 million. Dan’s is a six-store chain serving Bismarck and Mandan, North Dakota, and was not a customer of the SpartanNash Food Distribution segment prior to the acquisition. SpartanNash acquired the Dan’s stores to strengthen its offering in this region from both a retail and distribution perspective. The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date and were based on preliminary estimates that may be subject to further adjustments within the measurement period, which will end in June 2016. As of April 23, 2016, the Company has not recorded any material adjustments within the measurement period related to the acquisition.

Note 4 – Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Retail	Food Distribution	Total
Balance at January 2, 2016:
Goodwill	$277,135	$132,367	$409,502
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	190,535	132,367	322,902

Other (Note 5)	(216)	—	(216)

Balance at April 23, 2016:
Goodwill	276,919	132,367	409,286
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	$190,319	$132,367	$322,686

Note 5 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for the 16 weeks ended April 23, 2016. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at January 2, 2016	$14,448	$—	$14,448
Provision for closing charges	12,453	—	12,453	(a)
Provision for severance	—	895	895	(b)
Changes in estimates	(96)	—	(96)	(c)
Accretion expense	186	—	186
Payments	(1,156)	(354)	(1,510)
Balance at April 23, 2016	$25,835	$541	$26,376
(a)	The provision for closing charges represents initial costs estimated to be incurred for lease and related ancillary costs, net of sublease income, related to store closings in the Retail segment.
(b)	The provision for severance relates to distribution center closings in the Food Distribution segment.
(c)

As a result of changes in estimates, goodwill was reduced by $0.2 million as the initial charges for certain stores were adjusted related to previous acquisitions. The remaining change in estimates relates to revised estimates of lease costs associated with a previously closed property.

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Restructuring and asset impairment charges included in the condensed consolidated statements of earnings consisted of the following:

	16 Weeks Ended
	April 23,	April 25,
(In thousands)	2016	2015
Asset impairment charges (a)	$—	$2,353
Provision for closing charges (b)	12,453	6,760
Loss (gain) on sales of assets related to closed facilities (c)	367	(1,540)
Provision for severance (d)	895	304
Other costs associated with distribution center and store closings (e)	1,769	1,493
Changes in estimates (f)	120	(287)
Lease termination adjustment (g)	(300)	(1,745)
	$15,304	$7,338
(a)	In 2015, asset impairment charges were incurred in the Retail segment due to the economic and competitive environment of certain stores.
(b)	The provision for closing charges represents initial costs estimated to be incurred for lease and related ancillary costs, net of sublease income, related to store closings in the Retail segment.
(c)

The net loss on sales of assets in the 16 weeks ended April 23, 2016, resulted from the sale of a previously closed retail store and food distribution center. The gain on sale of assets in the 16 weeks ended April 25, 2015, resulted from the sale of a closed food distribution center.

(d)	The provision for severance relates to distribution center closings in the Food Distribution segment.
(e)	Other closing costs associated with distribution center and store closings represent additional costs incurred in connection with winding down operations at the Food Distribution and Retail segments.
(f)

The changes in estimates relate to revised estimates of lease and ancillary costs associated with previously closed facilities. The Food Distribution segment realized $120 in the 16 weeks ended April 23, 2016. The Retail segment realized $(287) in the 16 weeks ended April 25, 2015.

(g)	The lease termination adjustments represent the benefits recognized in connection with lease buyouts on previously closed stores.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

(In thousands)	April 23, 2016	January 2, 2016
Senior secured revolving credit facility, due January 2020	$424,841	$394,982
Senior secured term loan, due January 2020	32,002	34,842
Capital lease obligations	59,688	58,599
Other, 2.61% - 9.25%, due 2016 - 2020	6,277	6,558
Total debt - Principal	522,808	494,981
Unamortized debt issuance costs	(7,611)	(8,185)
Total debt	515,197	486,796
Less current portion	19,083	19,003
Total long-term debt	$496,114	$467,793

Note 7 – Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. At April 23, 2016 and January 2, 2016 the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	April 23,	January 2,
(In thousands)	2016	2016
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and capital lease obligations	$19,083	$19,003
Long-term debt and capital lease obligations	503,725	475,978
Total book value of debt instruments	522,808	494,981
Fair value of debt instruments, excluding debt financing costs	525,217	497,116
Excess of fair value over book value	$2,409	$2,135

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

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Assets with a book value of $5.6 million were measured at a fair value of $3.2 million, resulting in an impairment charge of $2.4 million, in the 16 weeks ended April 25, 2015. The Company’s accounting and finance team management, who report to the Chief Financial Officer (“CFO”), determines the Company’s valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance team management and are approved by the CFO. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. See Note 5 for discussion of long-lived asset impairment charges.

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

The Company contributes to the Central States Southeast and Southwest Pension Fund (“Central States Plan” or “the Plan”), a multi-employer pension plan based on obligations arising from its collective bargaining agreements in Bellefontaine, Ohio; Lima, Ohio; and Grand Rapids, Michigan covering its distribution center union associates at those locations. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by contributing employers and unions; however, SpartanNash is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets and the administration of the Plan. The Company currently contributes to the Central States Plan under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan. This schedule requires varying increases in employer contributions over the previous year’s contribution. Increases are set within the collective bargaining agreement and vary by location. On December 13, 2014, Congress passed the Multi-employer Pension Reform Act of 2014 (“MPRA”). The MPRA is intended to address funding shortfalls in both multi-employer pension plans and the Pension Benefit Guaranty Corporation. Because the MPRA is a complex piece of legislation, its effects on the Plan and potential implications for the Company are not known at this time. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

On September 25, 2015, the Plan submitted a Rescue Plan to the United States Department of Treasury (“Department of Treasury”) as permitted under the provisions of the MPRA relating to plans in “critical and declining status.” Under the Rescue Plan, Trustees sought to suspend the pension benefits of retirees and actives in order to save the pension plan from future financial failure. On May 6, 2016, the Department of Treasury notified the Central States Plan that its Rescue Plan application for suspension of benefits had been denied. The Central States Plan Trustees subsequently announced that further action would not be taken regarding the Rescue Plan. The Company is currently unable to reasonably estimate the potential impact of these events on its withdrawal liability.

Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that the Company’s contributions to this plan will increase each year. Management is not aware of any significant change in funding levels since April 23, 2016. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

The collective bargaining agreement covering associates at the Company’s Westville, Indiana facility was terminated on April 11, 2016 and a Closing Agreement was executed in its place. The collective bargaining agreement covering associates at the Company’s Norfolk, Virginia facility expired on April 23, 2016. The Company and the union representing the covered associates are currently operating under a Contract Extension that will expire on June 26, 2016. The Company and the union representing the covered associates have reached a unanimous and fully recommended tentative agreement that the union intends to vote on or before June 26, 2016. The Agreement, if ratified, will be a three year labor agreement and will run from April 23, 2016 to April 27, 2019.

Note 9 – Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the 16 weeks ended April 23, 2016 and April 25, 2015:

	SpartanNash Company Pension Plan		SpartanNash Medical Plan
	April 23,	April 25,	April 23,	April 25,
(In thousands)	2016	2015	2016	2015
16 Weeks Ended
Service cost	$—	$—	$58	$71
Interest cost	753	1,023	106	125
Amortization of prior service cost	—	—	(49)	(49)
Expected return on plan assets	(1,324)	(1,515)	—	—
Recognized actuarial net loss	34	255	13	53
Net periodic benefit	$(537)	$(237)	$128	$200
Settlement expense	213	175	—	—
Total expense (income)	$(324)	$(62)	$128	$200

The Company did not make any contributions to the SpartanNash Company Pension Plan during the 16 weeks ended April 23, 2016, and because there are no required payments, does not expect to make any contributions for the fiscal year ending December 31, 2016.

In addition to the plans listed above, the Company participates in the Central States Southeast and Southwest Pension Fund (EIN 7456500), the Michigan Conference of Teamsters and Ohio Conference of Teamsters Health and Welfare plans (collectively referred to as “multi-employer plans”), and other company-sponsored defined contribution plans for most associates covered by collective bargaining agreements.

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company’s contributions for the 16 weeks ended April 23, 2016 and April 25, 2015 were $4.2 million in each period. See Note 8 for further information regarding the Company’s participation in the Central States Plan.

Note 10 – Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefits obligation adjustments. Changes in AOCI are as follows:

	16 Weeks Ended
	April 23,	April 25,
(In thousands)	2016	2015
Balance at beginning of the fiscal year, net of tax	$(11,447)	$(11,655)
Amortization of amounts included in net periodic benefit cost (1)	2	272
Income tax expense (2)	(1)	(103)
Amounts reclassified out of AOCI, net of tax	1	169
Other comprehensive income (loss), net of tax	1	169
Balance at end of the period, net of tax	$(11,446)	$(11,486)
(1)

Reclassified from AOCI into Selling, general and administrative expense. Amortization of amounts included in net periodic benefit cost includes amortization of prior service cost and amortization of net actuarial loss.

(2)	Reclassified from AOCI into Income tax expense.

Note 11 – Income Taxes

The effective income tax rate was 37.7% and 39.0% for the 16 weeks ended April 23, 2016 and April 25, 2015, respectively. The differences from the federal statutory rate are due to states taxes and tax credits in the current year and state taxes in the prior year.

Note 12 – Stock-Based Compensation

The Company has a shareholder-approved stock incentive plan that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards to directors, officers and other key associates.

Stock-based compensation expense (net of tax) recognized and included in “Selling, general and administrative expenses” and “Income taxes” in the condensed consolidated statements of earnings was $3.1 million ($0.08 per diluted share) and $2.9 million ($0.08 per diluted share) for the 16 weeks ended April 23, 2016 and April 25, 2015, respectively.

The following table summarizes activity in the stock-based compensation plans for the 16 weeks ended April 23, 2016:

				Weighted
	Shares	Weighted	Restricted	Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at January 2, 2016	308,793	$21.15	637,555	$24.75
Granted	—	—	296,672	28.30
Exercised/Vested	(45,038)	20.78	(169,058)	24.95
Cancelled/Forfeited	—	—	(8,338)	24.65
Outstanding at April 23, 2016	263,755	$21.21	756,831	$26.10
Vested and expected to vest in the future at April 23, 2016	263,755	$21.21
Exercisable at April 23, 2016	263,755	$21.21

The Company has not issued any stock options since 2009 and all outstanding options are vested.

As of April 23, 2016, total unrecognized compensation costs related to non-vested share-based awards granted under the Company’s stock incentive plans were $8.9 million for restricted stock, and are expected to be recognized over a weighted average period of 2.6 years. All compensation costs related to stock options have been recognized.

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	16 Weeks Ended
	April 23,	April 25,
(In thousands, except per share amounts)	2016	2015
Numerator:
Earnings from continuing operations	$9,960	$10,447
Adjustment for earnings attributable to participating securities	(178)	(189)
Earnings from continuing operations used in calculating earnings per share	$9,782	$10,258
Denominator:
Weighted average shares outstanding, including participating securities	37,488	37,689
Adjustment for participating securities	(669)	(682)
Shares used in calculating basic earnings per share	36,819	37,007
Effect of dilutive stock options	56	113
Shares used in calculating diluted earnings per share	36,875	37,120
Basic earnings per share from continuing operations	$0.27	$0.28
Diluted earnings per share from continuing operations	$0.27	$0.28

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	16 Weeks Ended
	April 23,	April 25,
(In thousands)	2016	2015
Non-cash financing activities:
Issuance of restricted stock to associates and directors	$8,396	$8,274
Capital lease obligations	3,651	—
Non-cash investing activities:
Capital expenditures included in accounts payable	2,644	2,038
Capital lease asset additions	3,651	—
Other supplemental cash flow information:
Cash paid for interest	4,479	3,964

Note 15 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Military	Food Distribution	Retail	Total
16 Weeks Ended April 23, 2016
Net sales to external customers	$674,523	$991,137	$613,110	$2,278,770
Inter-segment sales	—	277,003	—	277,003
Merger integration and acquisition expenses	1	468	428	897
Depreciation and amortization	3,475	6,470	13,424	23,369
Operating earnings (loss)	3,433	25,856	(7,629)	21,660
Capital expenditures	2,335	5,522	10,233	18,090

16 Weeks Ended April 25, 2015
Net sales to external customers	$699,394	$986,435	$626,854	$2,312,683
Inter-segment sales	—	281,275	—	281,275
Merger integration and acquisition expenses	—	2,187	497	2,684
Depreciation and amortization	3,733	8,536	13,516	25,785
Operating earnings (loss)	6,158	20,249	(2,554)	23,853
Capital expenditures	584	3,553	8,587	12,724

(In thousands)	April 23, 2016	January 2, 2016
Total Assets
Military	$410,675	$415,140
Food Distribution	777,273	750,277
Retail	729,358	747,359
Discontinued operations	3,478	4,487
Total	$1,920,784	$1,917,263

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel, and other items and services. The following table presents sales by type of similar product and services:

	16 Weeks Ended
(in thousands, except percentages)	April 23, 2016		April 25, 2015
Non-perishables (1)	$1,452,576	63.7%	$1,472,711	63.7%
Perishables (2)	694,450	30.5%	713,034	30.8%
Pharmacy	104,590	4.6%	92,039	4.0%
Fuel	27,154	1.2%	34,899	1.5%
Consolidated net sales	$2,278,770	100.0%	$2,312,683	100.0%
(1)	Consists primarily of general merchandise, grocery, beverages, snacks, tobacco products and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Forward-Looking Statements,” which appears at the beginning of this report, and the information in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Overview

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

The Company’s Food Distribution segment provides a wide variety of nationally branded and private label grocery products and perishable food products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmacy to approximately 2,100 independently-owned supermarkets and 160 Company-owned retail stores. The Food Distribution segment currently conducts business in 47 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States. The Company also services a large national retailer, Dollar General, through its Food Distribution segment. Sales are made to more than 13,000 retail locations for this customer.

The Company’s Retail segment operates 160 supermarkets in the Midwest and Great Lakes regions primarily under the banners of Family Fare Supermarkets, Family Fresh Markets, D&W Fresh Markets, and Sun Mart. Company-owned retail stores offer nationally branded and private label grocery products and perishable food products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products and health and beauty care products. The Company offers pharmacy services in 91 of its supermarkets and also operates 29 fuel centers. The retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays.

During the first quarter of fiscal 2016, the Company continued to execute on its strategic initiatives, enhance its merchandising, pricing and promotional programs, and explore supply chain solutions to grow its business in the Food Distribution and Military segments. The Company continued to benefit from improvements in its overall operations and expense leverage through its supply chain optimization and merger integration efforts. In spite of the challenging operating environment, the Company maintained its disciplined focus on its key strategic initiatives relating to driving new business, improving operational efficiencies and maximizing its merger synergies.

First quarter fiscal 2016 operational highlights include:

•

The Company began distributing private brand products to its newest independent customer Gordy's Market, the largest locally owned and operated grocer in Western Wisconsin, in February and was fully servicing the account as its primary distributor by the end of the first quarter.

•

In the Military segment, the Company continued to roll out the distribution of fresh products to commissaries and is encouraged by the potential opportunity to secure new volume to the ongoing business.

•

The Company continued to integrate its supply chain organization to further optimize the network and increase asset utilization. The Company consolidated its Westville, Indiana warehouse, which was underutilized, into its Lima, Ohio facility. The Company also announced its plans to combine its warehouse in Statesboro, Georgia with its facility in Columbus, Georgia in the second quarter. The Company expects that the merger of these facilities will lead to lower costs over time for its customers, as well as enhanced product freshness and selection. Additionally, the Company anticipates improved efficiency across its Food Distribution and Military channels as a result.

•

The Company completed four remodels in Michigan and began remodeling activities on eight stores in Omaha while closing three as part of its rebranding and marketing strategy. The Company plans to re-launch the entire Omaha region as Family Fare while completing the rollout of its customer loyalty program to that region.

•

The Company continued to invest in analytical capabilities to provide helpful data and insights that enable the Company to make greater inroads into the areas of targeted and personalized marketing, and more relevant product and assortment selections. The Company completed a new set of customer segmentation to help it better understand its customers in each of the regions in which it operates; allowing the Company to drive greater engagement and build its share of the customer’s wallet by offering the products and value they desire.

•

Introduced Open Acres, a new private brand for fresh products. This new brand will be rolled out during the upcoming year featuring items in meat, deli, bakery and produce. The introduction of the brand closes a gap in the private brands portfolio that existed in the non-Michigan footprint. These products will deliver national brand or better quality at a significant savings to consumers in both Company-owned and independent store locations.

•

The Company also continues to expand its private brand program and living well offering for both its independent customers and Company-owned stores. This expanded offering includes the Company’s natural and organic Full Circle private brand line as well as a significant increase in SKUs across organic produce and healthier specialty items.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

					Percentage
	Percentage of Net Sales				Change
					16 Weeks
	16 Weeks Ended				Ended
	April 23,		April 25,		April 23,
	2016		2015		2016
Net sales	100.0		100.0		(1.5)
Gross profit	14.7		14.5		(0.6)
Merger integration and acquisition	0.0		0.1		(66.6)
Selling, general and administrative expenses	13.0		13.1		(2.0)
Restructuring charges and asset impairment	0.7		0.3		108.6
Operating earnings	1.0		1.0		(9.2)
Other income and expenses	0.3	*	0.3		(15.6)
Earnings before income taxes and discontinued operations	0.7		0.7		(6.7)
Income taxes	0.3		0.2	*	(9.8)
Earnings from continuing operations	0.4		0.5		(4.7)
Loss from discontinued operations, net of taxes	(0.0)		(0.1)	*	(9.5)
Net earnings	0.4		0.4		(4.6)
*	Difference due to rounding

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 16 weeks ended April 23, 2016 and April 25, 2015.

	16 Weeks Ended
(In thousands)	April 23, 2016	April 25, 2015
Operating earnings	21,660	23,853
Adjustments:
Merger integration and acquisition	897	2,684
Restructuring charges and asset impairment	15,304	7,338
Severance associated with cost reduction initiatives	679	—
Adjusted operating earnings	$38,540	$33,875
Reconciliation of operating earnings to adjusted operating earnings by segment:
Military:
Operating earnings	$3,433	$6,158
Adjustments:
Merger integration and acquisition	1	—
Restructuring charges and asset impairment	32	—
Severance associated with cost reduction initiatives	222	—
Adjusted operating earnings	$3,688	$6,158
Food Distribution:
Operating earnings	$25,856	$20,249
Adjustments:
Merger integration and acquisition	468	2,187
Restructuring charges (gains) and asset impairment	2,233	(281)
Severance associated with cost reduction initiatives	206	—
Adjusted operating earnings	$28,763	$22,155
Retail:
Operating loss	$(7,629)	$(2,554)
Adjustments:
Merger integration and acquisition	428	497
Restructuring charges and asset impairment	13,039	7,619
Severance associated with cost reduction initiatives	251	—
Adjusted operating earnings	$6,089	$5,562

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 16 weeks ended April 23, 2016 and April 25, 2015.

	16 Weeks Ended
	April 23, 2016		April 25, 2015
		Earnings from		Earnings from
	Earnings	continuing	Earnings	continuing
	from	operations	from	operations
	continuing	per diluted	continuing	per diluted
(In thousands, except per share data)	operations	share	operations	share
Earnings from continuing operations	$9,960	$0.27	$10,447	$0.28
Adjustments:
Merger integration and acquisition	897		2,684
Restructuring charges and asset impairment	15,304		7,338
Severance associated with cost reduction initiatives	679		—
Total adjustments	16,880		10,022
Income tax effect on adjustments	(6,428)		(3,906)
Total adjustments, net of taxes	10,452	0.27	6,116	0.16
Adjusted earnings from continuing operations	$20,412	$0.54	$16,563	$0.44

* Includes rounding

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP operating financial measure that the Company defines as operating earnings plus depreciation and amortization, and other non-cash items including deferred (stock) compensation, the LIFO provision, as well as adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

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

Following is a reconciliation of net earnings to adjusted EBITDA for the 16 weeks ended April 23, 2016 and April 25, 2015.

	16 Weeks Ended
(In thousands)	April 23, 2016	April 25, 2015
Net earnings	$9,851	$10,327
Loss from discontinued operations, net of tax	109	120
Income taxes	6,027	6,684
Other expenses, net	5,673	6,722
Operating earnings	$21,660	$23,853
Adjustments:
LIFO expense	1,412	1,723
Depreciation and amortization	23,369	25,785
Merger integration and acquisition	897	2,684
Restructuring charges and asset impairment	15,304	7,338
Stock-based compensation	5,024	4,753
Other non-cash charges (gains)	371	(247)
Adjusted EBITDA	$68,037	$65,889
Reconciliation of operating earnings to adjusted EBITDA by segment:
Military:
Operating earnings	$3,433	$6,158
Adjustments:
LIFO expense	311	388
Depreciation and amortization	3,475	3,733
Merger integration and acquisition	1	—
Restructuring charges and asset impairment	32	—
Stock-based compensation	781	704
Other non-cash charges	208	97
Adjusted EBITDA	$8,241	$11,080
Food Distribution:
Operating earnings	$25,856	$20,249
Adjustments:
LIFO expense	737	890
Depreciation and amortization	6,470	8,536
Merger integration and acquisition	468	2,187
Restructuring charges (gains) and asset impairment	2,233	(281)
Stock-based compensation	2,312	2,230
Other non-cash charges	176	35
Adjusted EBITDA	$38,252	$33,846
Retail:
Operating loss	$(7,629)	$(2,554)
Adjustments:
LIFO expense	364	445
Depreciation and amortization	13,424	13,516
Merger integration and acquisition	428	497
Restructuring charges and asset impairment	13,039	7,619
Stock-based compensation	1,931	1,819
Other non-cash gains	(13)	(379)
Adjusted EBITDA	$21,544	$20,963

Net Sales – Net sales for the quarter ended April 23, 2016 (“first quarter”) decreased $33.9 million, or 1.5%, from $2.31 billion in the quarter ended April 25, 2015 (“prior year quarter”) to $2.28 billion as increases in the Food Distribution segment were offset by lower sales in the Military and Retail segments.

Net sales for the first quarter in the Military segment decreased $24.9 million, or 3.6%, from $699.4 million in the prior year quarter to $674.5 million. The decrease was primarily due to lower sales at the Defense Commissary Agency (“DeCA”) operated commissaries and an unusually strong first quarter in the prior year, partially offset by new business gains associated with the distribution of new fresh products.

Net sales for the first quarter in the Food Distribution segment increased $4.7 million, or 0.5%, from $986.4 million in the prior year quarter to $991.1 million primarily due to new business gains.

Net sales for the first quarter in the Retail segment decreased $13.8 million, or 2.2%, from $626.9 million in the prior year quarter to $613.1 million. The decrease was primarily due to a 3.4% decrease in comparable store sales, excluding fuel, $14.0 million in lower sales resulting from the closure of retail stores and fuel centers, and $6.2 million due to significantly lower fuel prices compared to the prior year, partially offset by contributions from the Dan’s stores acquired in the second quarter of last year. Comparable store sales reflect the challenging economic headwinds in certain regions, a deflationary environment, competitive new store openings, and the impact of unseasonably warm weather in the northern geographies. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period is four weeks), with remodeled, expanded and relocated stores included in comparable stores.

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

Gross profit for the first quarter decreased $2.0 million, or 0.6%, from $336.2 million in the prior year quarter to $334.2 million. As a percent of net sales, gross profit for the first quarter increased to 14.7% from 14.5% in the prior year quarter. The gross profit rate increase is primarily attributable to certain favorable rebate programs and the mix of business operations.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the first quarter decreased $6.0 million, or 2.0%, from $302.4 million in the prior year quarter to $296.4 million, and were 13.0% of net sales compared to 13.1% in the prior year quarter. The decrease was primarily due to ongoing benefits from merger synergies, operational efficiencies, lower utilities and depreciation expense associated with fully depreciated assets, and the impact of store closures. The decrease in the rate to net sales was primarily due to lower utilities, depreciation, and operating costs resulting from productivity and efficiency initiatives.

Merger Integration and Acquisition – Merger integration and acquisition expenses for the first quarter decreased $1.8 million from $2.7 million in the prior year quarter to $0.9 million. The decrease was primarily due to the completion of certain merger integration projects.

Restructuring Charges and Asset Impairment – First quarter restructuring charges and asset impairment consisted primarily of charges related to the closure of three retail stores and a food distribution center as a result of the Company’s retail store and warehouse rationalization plan. The prior year quarter consisted primarily of charges related to asset impairments associated with underperforming retail stores and costs related to the closure of retail stores and a distribution center, partially offset by the gain on sale of assets related to a previously closed food distribution center and favorable settlements of lease terminations of previously closed stores.

Interest Expense – Interest expense for the first quarter decreased $1.0 million, or 13.7%, from $6.8 million in the prior year quarter to $5.8 million, representing 0.3% of net sales in both years. The decrease in interest expense was primarily due to decreased borrowings and lower interest resulting from the senior note redemption in December 2015.

Income Taxes – The effective income tax rates were 37.7% and 39.0% for the first quarter and prior year quarter, respectively. The differences from the federal statutory rate are due to state taxes and tax credits in the current year and state taxes in the prior year.

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	16 Weeks Ended
(In thousands)	April 23, 2016	April 25, 2015
Cash flows from operating activities
Net cash provided by operating activities	$8,553	$48,941
Net cash used in investing activities	(12,926)	(4,523)
Net cash provided by (used in) financing activities	10,505	(42,291)
Net cash used in discontinued operations	(164)	(95)
Net increase in cash and cash equivalents	5,968	2,032
Cash and cash equivalents at beginning of period	22,719	6,443
Cash and cash equivalents at end of period	$28,687	$8,475

Net cash provided by operating activities.  Net cash provided by operating activities decreased from the prior year first quarter by approximately $40.4 million primarily due to changes in working capital requirements, particularly around the timing of vendor and income tax payments, and inventory requirements for new business.

Net cash used in investing activities.  Net cash used in investing activities during the first quarter increased $8.4 million to $12.9 million from $4.5 million in the prior year quarter primarily due to an increase in capital expenditures and a decrease in proceeds on the sale of assets of previously closed facilities.

The Military, Food Distribution and Retail segments utilized 12.9% , 30.5% and 56.6% of capital expenditures, respectively, in fiscal 2016.

Net cash provided by (used in) financing activities.  Net cash provided by financing activities during the first quarter was $10.5 million compared to $42.3 million used in the prior year quarter, primarily resulting from changes in net cash flows related to the revolving credit facility, partially offset by an increase in share repurchases of $6.5 million.

Net cash used in discontinued operations.  Net cash used in discontinued operations contains the net cash flows of the Company’s Retail and Food Distribution discontinued operations as well as other facility maintenance expenditures.

Debt Management

Total debt, including capital lease obligations and current maturities, was $515.2 million and $486.8 million as of April 23, 2016 and January 2, 2016, respectively. The increase in total debt was driven by drawdowns on the credit facility to finance the Company’s working capital changes.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility which has maximum available credit of $1.0 billion. As of April 23, 2016, the senior secured revolving credit facility and senior secured term loan collectively had outstanding borrowings of $456.8 million. Additional available borrowings under the Company’s $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $279.5 million at April 23, 2016. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $10.0 million were outstanding as of April 23, 2016. The revolving credit facility matures January 2020, and is secured by substantially all of the Company’s assets. The Company believes that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the credit facility.

The Company’s current ratio was 1.99:1.00 at April 23, 2016 compared to 1.81:1.00 at January 2, 2016 and its investment in working capital was $445.3 million at April 23, 2016 compared to $396.3 million at January 2, 2016. Net debt to total capital ratio was 0.38:1.00 at April 23, 2016 compared to 0.37:1.00 at January 2, 2016.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of April 23, 2016 and January 2, 2016.

(In thousands)	April 23, 2016	January 2, 2016
Current maturities of long-term debt and capital lease obligations	$19,083	$19,003
Long-term debt and capital lease obligations	496,114	467,793
Total debt	515,197	486,796
Cash and cash equivalents	(28,687)	(22,719)
Total net long-term debt	$486,510	$464,077

For information on contractual obligations, see the Company’s Form 10-K for the fiscal year ended January 2, 2016. At April 23, 2016, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

An 11.1% increase in the quarterly dividend rate from $0.135 per share to $0.15 per share was approved by the Board of Directors and announced on March 2, 2016. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

Under the senior revolving credit facility, the Company is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions, prepayment of the senior note and share repurchases, do not exceed $25.0 million. Additionally, the Company is generally permitted to pay cash dividends in excess of $25.0 million in any fiscal year so long as its Excess Availability, as defined in the senior revolving credit facility, is in excess of 10% of the Total Borrowing Base before and after giving effect to the prepayments, repurchases and dividends.

Share Repurchase Plan

During the first quarter of fiscal 2016, the Company repurchased 396,030 shares of its common stock for a total of $9.0 million under its existing $50.0 million repurchase program, leaving $3.3 million available for future share repurchases as of April 23, 2016. During the first quarter of fiscal 2016, the SpartanNash Board of Directors authorized a new five-year share repurchase program for an additional $50.0 million of its outstanding common stock. The new share repurchase program replaces the existing program, which expired on May 17, 2016. As of April 23, 2016, the Company had not made any repurchases under its new share repurchase plan.

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond April 23, 2016. These commitments consist primarily of standby letters of credit of $10.0 million as of April 23, 2016.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation, contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Item 8, Note 1 to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended January 2, 2016 should be reviewed as they are integral to the understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors. The accompanying financial statements are prepared using the same critical accounting policies discussed in the Company’s Form 10-K for the fiscal year ended January 2, 2016.

Recently Issued Accounting Standards

Refer to Note 2 in the notes to the condensed consolidated financial statements for further information.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of April 23, 2016 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO and CFO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the first quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 16 week period ended April 23, 2016. On March 2, 2016, the Board of Directors approved a new five-year share repurchase program for up to $50.0 million of SpartanNash’s common stock to replace the prior authorization, which expired May 17, 2016. As of April 23, 2016, the Company had not made any repurchases under this new plan. All employee transactions are under associate stock compensation plans. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

	Total
	Number	Average
	of Shares	Price Paid
Period	Purchased	per Share
January 3 – January 30, 2016
Employee Transactions	—	$—
Repurchase Program	121,700	$19.53
January 31 – February 27, 2016
Employee Transactions	28,507	$20.57
Repurchase Program	139,900	$20.22
February 28 – March 26, 2016
Employee Transactions	25,592	$27.97
Repurchase Program	101,384	$27.85
March 27 – April 23, 2016
Employee Transactions	—	$—
Repurchase Program	33,046	$29.12
Total for Quarter ended April 23, 2016
Employee Transactions	54,099	$24.07
Repurchase Program	396,030	$22.71

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

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

10.1	Form of Restricted Stock Award to Non-Employee Directors.

10.2	Form of Restricted Stock Award to Executive Officers.

10.3	Form of 2016 Long-Term Executive Cash Incentive Award.

10.4	Form of Executive Employment Agreement with certain executive officers.

10.5	Form of Executive Severance Agreement with Christopher P. Meyers.

10.6	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 2016. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: May 26, 2016	By	/s/ Christopher P. Meyers
Christopher P. Meyers Executive Vice President and Chief Financial Officer