Form 10-Q
period 2016-07-16
SpartanNash Co
filed 2016-08-18
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 16, 2016.

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

As of August 16, 2016, the registrant had 37,468,112 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in the Company’s press releases and in the Company’s website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of SpartanNash Company and subsidiaries (“SpartanNash” or “the Company”). These forward-looking statements are identifiable by words or phrases indicating that SpartanNash or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” or “focus,” that the Company is “positioned” for a particular result, or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Quarterly Report on Form 10-Q, are inherently forward-looking. The Company’s asset impairment and restructuring cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of the Quarterly Report, other report, release, presentation, or statement.

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

The Company’s ability to achieve sales and earnings expectations; improve operating results; continue to realize benefits of the merger with Nash-Finch Company (including realization of synergies); maintain or strengthen retail-store performance; assimilate acquired distribution centers and stores; maintain or grow sales; respond successfully to competitors including remodels and new openings; maintain or improve gross margin; effectively address food cost or price inflation or deflation; maintain and improve customer and supplier relationships; realize expected synergies from merger and acquisition activity; realize expected benefits of restructuring; realize growth opportunities; maintain or expand its customer base; reduce operating costs; sell on favorable terms assets held for sale; generate cash; continue to meet the terms of the Company’s debt covenants; continue to pay dividends; and successfully implement and realize the expected benefits of the other programs, initiatives, systems, plans, priorities, strategies, objectives, goals or expectations described in this Quarterly Report, the Company’s other reports, press releases and public comments will be affected by changes in economic conditions generally or in the geographic areas that the Company serves, adverse effects of the changing food and distribution industries, adverse changes in government funded consumer assistance programs, possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action, changes in funding levels, or the effects of mandated reductions in or sequestration of government expenditures, and other factors including, but not limited to, those discussed in the “Risk Factors” discussion in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 16, 2016	January 2, 2016
Assets
Current assets
Cash and cash equivalents	$23,816	$22,719
Accounts and notes receivable, net	306,418	317,183
Inventories, net	536,299	521,164
Prepaid expenses and other current assets	28,862	22,521
Total current assets	895,395	883,587

Property and equipment, net	575,063	583,698
Goodwill	322,686	322,902
Other assets, net	130,719	127,076

Total assets	$1,923,863	$1,917,263

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$339,084	$353,688
Accrued payroll and benefits	62,687	71,973
Other accrued expenses	42,788	42,660
Current maturities of long-term debt and capital lease obligations	19,106	19,003
Total current liabilities	463,665	487,324

Long-term liabilities
Deferred income taxes	121,352	116,600
Postretirement benefits	16,061	16,008
Other long-term liabilities	45,519	38,759
Long-term debt and capital lease obligations	473,399	467,793
Total long-term liabilities	656,331	639,160

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,468 and 37,600 shares outstanding	518,702	521,698
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(11,445)	(11,447)
Retained earnings	296,610	280,528
Total shareholders’ equity	803,867	790,779

Total liabilities and shareholders’ equity	$1,923,863	$1,917,263

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 16,	July 18,	July 16,	July 18,
	2016	2015	2016	2015
Net sales	$1,827,562	$1,795,864	$4,106,332	$4,108,547
Cost of sales	1,564,863	1,533,822	3,509,391	3,510,259
Gross profit	262,699	262,042	596,941	598,288

Operating expenses
Selling, general and administrative	223,418	225,433	519,799	527,804
Merger integration and acquisition	913	151	1,810	2,835
Restructuring charges (gains) and asset impairment	5,748	(336)	21,052	7,002
Total operating expenses	230,079	225,248	542,661	537,641

Operating earnings	32,620	36,794	54,280	60,647

Other (income) and expenses
Interest expense	4,437	4,894	10,260	11,644
Other, net	(120)	(26)	(270)	(54)
Total other expenses, net	4,317	4,868	9,990	11,590

Earnings before income taxes and discontinued operations	28,303	31,926	44,290	49,057
Income taxes	10,743	11,619	16,770	18,303
Earnings from continuing operations	17,560	20,307	27,520	30,754

Loss from discontinued operations, net of taxes	(76)	(46)	(185)	(166)
Net earnings	$17,484	$20,261	$27,335	$30,588

Basic earnings per share:
Earnings from continuing operations	$0.47	$0.54	$0.73	$0.82
Loss from discontinued operations	—	—	—	(0.01)	*
Net earnings	$0.47	$0.54	$0.73	$0.81

Diluted earnings per share:
Earnings from continuing operations	$0.47	$0.54	$0.73	$0.81
Loss from discontinued operations	—	—	—	—
Net earnings	$0.47	$0.54	$0.73	$0.81

See accompanying notes to condensed consolidated financial statements.

*	Includes rounding

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 16,	July 18,	July 16,	July 18,
	2016	2015	2016	2015
Net earnings	$17,484	$20,261	$27,335	$30,588

Other comprehensive income, before tax
Pension and postretirement liability adjustment	1	205	3	477
Total other comprehensive income, before tax	1	205	3	477

Income tax expense related to items of other comprehensive income	—	(78)	(1)	(181)

Total other comprehensive income, after tax	1	127	2	296
Comprehensive income	$17,485	$20,388	$27,337	$30,884

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at January 2, 2016	37,600	$521,698	$(11,447)	$280,528	$790,779
Net earnings	—	—	—	27,335	27,335
Other comprehensive income	—	—	2	—	2
Dividends - $0.30 per share	—	—	—	(11,253)	(11,253)
Share repurchase	(396)	(9,000)	—	—	(9,000)
Stock-based employee compensation	—	6,067	—	—	6,067
Issuances of common stock and related tax benefit on stock option exercises and stock bonus plan	82	1,903	—	—	1,903
Issuances of restricted stock and related income tax benefits	299	263	—	—	263
Cancellations of restricted stock	(117)	(2,229)	—	—	(2,229)
Balance at July 16, 2016	37,468	$518,702	$(11,445)	$296,610	$803,867

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	28 Weeks Ended
	July 16,	July 18,
	2016	2015
Cash flows from operating activities
Net earnings	$27,335	$30,588
Loss from discontinued operations, net of tax	185	166
Earnings from continuing operations	27,520	30,754
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other charges	19,271	5,549
Depreciation and amortization	42,040	45,914
LIFO expense	2,471	3,017
Postretirement benefits expense	50	562
Deferred taxes on income	4,752	2,228
Stock-based compensation expense	6,067	5,662
Excess tax benefit on stock compensation	(288)	(1,036)
Other, net	(79)	117
Changes in operating assets and liabilities:
Accounts receivable	9,680	(16,413)
Inventories	(18,360)	25,583
Prepaid expenses and other assets	(9,512)	1,179
Accounts payable	(7,418)	31,700
Accrued payroll and benefits	(14,045)	(14,758)
Postretirement benefit payments	(150)	(652)
Other accrued expenses and other liabilities	(7,334)	3,949
Net cash provided by operating activities	54,665	123,355
Cash flows from investing activities
Purchases of property and equipment	(41,336)	(37,186)
Net proceeds from the sale of assets	5,422	16,613
Acquisitions, net of cash acquired	—	(32,229)
Loans to customers	—	(2,075)
Payments from customers on loans	1,056	834
Other	(670)	(563)
Net cash used in investing activities	(35,528)	(54,606)
Cash flows from financing activities
Proceeds from revolving credit facility	690,601	528,237
Payments on revolving credit facility	(684,183)	(558,709)
Share repurchase	(9,000)	(9,000)
Repayment of other long-term debt	(5,145)	(4,671)
Financing fees paid	(99)	(1,868)
Excess tax benefit on stock compensation	288	1,036
Proceeds from exercise of stock options	1,032	2,401
Dividends paid	(11,253)	(10,151)
Net cash used in financing activities	(17,759)	(52,725)
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(281)	593
Net cash used in investing activities	—	(9,975)
Net cash used in discontinued operations	(281)	(9,382)
Net increase in cash and cash equivalents	1,097	6,642
Cash and cash equivalents at beginning of period	22,719	6,443
Cash and cash equivalents at end of period	$23,816	$13,085

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or “the Company”). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2016.

In the opinion of management, the accompanying financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of SpartanNash as of July 16, 2016, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2 – Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance is effective for the Company in the first quarter of its fiscal year ending December 30, 2017. Early adoption is permitted for any entity in any interim or annual period. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new guidance contained in the ASU affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which results in the guidance being effective for the Company in the first quarter of its fiscal year ending December 29, 2018. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the principal versus agent guidance in the revenue recognition standard. Adoption is allowed by either the full retrospective or modified retrospective approach. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

Note 3 – Acquisitions

On June 16, 2015, SpartanNash acquired certain assets and assumed certain liabilities of Dan’s Super Market, Inc. (“Dan’s”) for a total purchase price of $32.6 million. Dan’s was a six-store chain serving Bismarck and Mandan, North Dakota, and was not a customer of the SpartanNash Food Distribution segment prior to the acquisition. SpartanNash acquired the Dan’s stores to strengthen its offering in this region from both a retail and distribution perspective. During the measurement period, which ended June 15, 2016, there were no material adjustments made to the fair values of the assets acquired and liabilities assumed as part of the Dan’s acquisition.

Note 4 – Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Retail	Food Distribution	Total
Balance at January 2, 2016:
Goodwill	$277,135	$132,367	$409,502
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	190,535	132,367	322,902

Other (Note 5)	(216)	—	(216)

Balance at July 16, 2016:
Goodwill	276,919	132,367	409,286
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	$190,319	$132,367	$322,686

As of the date of the most recent goodwill impairment test, October 10, 2015, the Food Distribution reporting unit had a fair value that was substantially in excess of its carrying value and the fair value of the Retail reporting unit, which was allocated $190.5 million of the total goodwill balance as of the assessment date, exceeded its carrying value by 6.8%. The fair value calculations contain significant judgments and estimates related to the Retail reporting unit’s projected weighted average cost of capital, future revenues and cash flows, and overall profitability. These judgments and estimates are impacted by a number of different factors, both internal and external, that could result in changes in the estimates and their related outcomes. Specifically, certain changes in economic, industry or market conditions, business operations, competition, or the Company’s performance could affect the estimates used in the fair value calculations. From a sensitivity perspective, no goodwill impairment charge would be required for the Retail reporting unit even if the estimate of future discounted cash flow was 5% lower or if the discount rate increased by 30 basis points.

The Company continues to assess whether indicators are present or if there are changes in circumstances that would suggest impairment may exist, including an evaluation of the significant judgments and estimates related to the Retail reporting unit’s projected weighted average cost of capital, future revenues and cash flows, and overall profitability. Since the most recent goodwill impairment test, the Company has continued to monitor the trends of the Retail reporting unit’s performance and has since performed a detailed internal analysis to assess the impact of those trends on the reporting unit’s estimated fair value. Based on recent performance, the Company is not aware of any events or significant changes in its estimates that would indicate that impairment exists, and the Company has sufficient available information, both current and historical, to support its assumptions, judgments and estimates.  However, if the Company’s stock price experiences a significant and sustained decline or other events or changes in circumstances occur, such as interest rate increases, changes in macroeconomic conditions, or operating results of the Retail reporting unit not meeting the Company’s estimates, it could result in the Company recording a significant non-cash impairment charge.

Note 5 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for the 28 weeks ended July 16, 2016. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at January 2, 2016	$14,448	$—	$14,448
Provision for closing charges	13,171	—	13,171	(a)
Provision for severance	—	895	895	(b)
Changes in estimates	218	—	218	(c)
Accretion expense	359	—	359
Payments	(2,261)	(801)	(3,062)
Balance at July 16, 2016	$25,935	$94	$26,029
(a)

The provision for closing charges represents initial costs estimated to be incurred for lease and related ancillary costs, net of sublease income, related to store closings in the Retail segment and a distribution center closing in the Food Distribution segment.

(b)	The provision for severance relates to distribution center closings in the Food Distribution segment.
(c)

As a result of changes in estimates, goodwill was reduced by $0.2 million as the initial charges for certain stores were adjusted related to previous acquisitions. The remaining change in estimates relates to revised estimates of lease costs and sublease income associated with previously closed properties.

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Restructuring and asset impairment charges included in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		28 Weeks Ended
	July 16,	July 18,	July 16,	July 18,
(In thousands)	2016	2015	2016	2015
Asset impairment charges (a)	$3,483	$—	$3,483	$2,353
Provision for closing charges (b)	718	—	13,171	6,760
(Gain) loss on sales of assets related to closed facilities (c)	(101)	(336)	266	(1,876)
Provision for severance (d)	—	—	895	304
Other costs associated with distribution center and store closings (e)	1,334	—	3,103	1,493
Changes in estimates (f)	314	—	434	(287)
Lease termination adjustment (g)	—	—	(300)	(1,745)
	$5,748	$(336)	$21,052	$7,002
(a)	Asset impairment charges were incurred in the Retail segment due to the economic and competitive environment of certain stores.
(b)

The provision for closing charges represents initial costs estimated to be incurred for lease and related ancillary costs, net of sublease income, related to store closings in the Retail segment in the current and prior year-to-date periods and a distribution center closing in the Food Distribution segment in the current year periods.

(c)

The net (gain) loss on sales of assets resulted from the sales of previously closed retail stores, a food distribution center and vacant parcel of land in fiscal 2016, and from the sale of a closed food distribution center and sales of closed stores in fiscal 2015.

(d)	The provision for severance relates to distribution center closings in the Food Distribution segment.
(e)

Other closing costs associated with distribution center and store closings represent additional costs, predominantly labor and inventory transfer costs, incurred in connection with winding down operations in the Food Distribution and Retail segments.

(f)

The changes in estimates relate to revised estimates of lease and ancillary costs associated with previously closed facilities. The Food Distribution segment realized $0.4 million in the 28 weeks ended July 16, 2016. The Retail segment realized $(0.3) million in the 28 weeks ended July 18, 2015.

(g)	The lease termination adjustments represent the benefits recognized in connection with lease buyouts on previously closed stores.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

(In thousands)	July 16, 2016	January 2, 2016
Senior secured revolving credit facility, due January 2020	$406,770	$394,982
Senior secured term loan, due January 2020	29,472	34,842
Capital lease obligations	57,777	58,599
Other, 2.61% - 9.25%, due 2016 - 2020	5,597	6,558
Total debt - Principal	499,616	494,981
Unamortized debt issuance costs	(7,111)	(8,185)
Total debt	492,505	486,796
Less current portion	19,106	19,003
Total long-term debt	$473,399	$467,793

Note 7 – Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. At July 16, 2016 and January 2, 2016 the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

(In thousands)	July 16, 2016	January 2, 2016
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and capital lease obligations	$19,106	$19,003
Long-term debt and capital lease obligations	480,510	475,978
Total book value of debt instruments	499,616	494,981
Fair value of debt instruments, excluding debt financing costs	502,160	497,116
Excess of fair value over book value	$2,544	$2,135

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

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Assets with a book value of $4.0 million and $5.6 million were measured at a fair value of $0.5 million and $3.2 million, resulting in an impairment charge of $3.5 million and $2.4 million, in the 28-week periods ended July 16, 2016 and July 18, 2015, respectively. The Company’s accounting and finance team management, who report to the Chief Financial Officer (“CFO”), determines the Company’s valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance team management and are approved by the CFO. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. See Note 5 for discussion of long-lived asset impairment charges.

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

The Company contributes to the Central States Southeast and Southwest Pension Fund (“Central States Plan” or “the Plan”), a multi-employer pension plan based on obligations arising from its collective bargaining agreements in Bellefontaine, Ohio; Lima, Ohio; and Grand Rapids, Michigan covering its supply chain union associates at those locations. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by contributing employers and unions; however, SpartanNash is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets and the administration of the Plan. The Company currently contributes to the Central States Plan under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan. This schedule requires varying increases in employer contributions over the previous year’s contribution. Increases are set within the collective bargaining agreement and vary by location. On December 13, 2014, Congress passed the Multi-employer Pension Reform Act of 2014 (“MPRA”). The MPRA is intended to address funding shortfalls in both multi-employer pension plans and the Pension Benefit Guaranty Corporation. Because the MPRA is a complex piece of legislation, its effects on the Plan and potential implications for the Company are not known at this time.

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

Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that the Company’s contributions to this plan will increase each year. Management is not aware of any significant change in funding levels as of July 16, 2016. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

The collective bargaining agreement covering associates at the Company’s Westville, Indiana facility was terminated on April 11, 2016 and a Closing Agreement was executed in its place. The collective bargaining agreement covering associates at the Company’s Norfolk, Virginia facility expired on April 23, 2016. The Company and the union representing the covered associates have ratified a new three year labor agreement which runs from April 23, 2016 to April 27, 2019.

Note 9 – Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the 12 weeks and 28 weeks ended July 16, 2016 and July 18, 2015:

	SpartanNash Company Pension Plan		SpartanNash Medical Plan
	July 16,	July 18,	July 16,	July 18,
(In thousands)	2016	2015	2016	2015
12 Weeks Ended
Service cost	$—	$—	$43	$53
Interest cost	565	767	80	93
Amortization of prior service cost	—	—	(36)	(36)
Expected return on plan assets	(993)	(1,136)	—	—
Recognized actuarial net loss	26	191	9	40
Net periodic benefit (income) expense	$(402)	$(178)	$96	$150
Settlement expense	159	131	—	—
Total (income) expense	$(243)	$(47)	$96	$150

	SpartanNash Company Pension Plan		SpartanNash Medical Plan
	July 16,	July 18,	July 16,	July 18,
(In thousands)	2016	2015	2016	2015
28 Weeks Ended
Service cost	$—	$—	$101	$124
Interest cost	1,318	1,791	186	218
Amortization of prior service cost	—	—	(85)	(85)
Expected return on plan assets	(2,317)	(2,651)	—	—
Recognized actuarial net loss	60	445	22	93
Net periodic benefit (income) expense	$(939)	$(415)	$224	$350
Settlement expense	372	306	—	—
Total (income) expense	$(567)	$(109)	$224	$350

The Company did not make any contributions to the SpartanNash Company Pension Plan during the 28 weeks ended July 16, 2016, and because there are no required payments, does not expect to make any contributions for the fiscal year ending December 31, 2016.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company’s contributions for the 28 weeks ended July 16, 2016 and July 18, 2015 were $7.5 million and $7.4 million, respectively. See Note 8 for further information regarding the Company’s participation in the Central States Plan.

Note 10 – Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefits obligation adjustments. Changes in AOCI are as follows:

	12 Weeks Ended		28 Weeks Ended
	July 16,	July 18,	July 16,	July 18,
(In thousands)	2016	2015	2016	2015
Balance at beginning of the period, net of tax	$(11,446)	$(11,486)	$(11,447)	$(11,655)
Amortization of amounts included in net periodic benefit cost (1)	1	205	3	477
Income tax expense (2)	—	(78)	(1)	(181)
Amounts reclassified out of AOCI, net of tax	1	127	2	296
Other comprehensive income, net of tax	1	127	2	296
Balance at end of the period, net of tax	$(11,445)	$(11,359)	$(11,445)	$(11,359)
(1)

Reclassified from AOCI into Selling, general and administrative expense. Amortization of amounts included in net periodic benefit cost includes amortization of prior service cost and amortization of net actuarial loss.

(2)	Reclassified from AOCI into Income tax expense.

Note 11 – Income Taxes

The effective income tax rate was 38.0% and 36.4% for the 12 weeks ended July 16, 2016 and July 18, 2015, respectively. For the 28 weeks ended July 16, 2016 and July 18, 2015, the effective income tax rate was 37.9% and 37.3%, respectively. The differences from the federal statutory rate are due to states taxes and tax credits in the current year periods and state taxes in the prior year periods.

Note 12 – Stock-Based Compensation

The Company has a shareholder-approved stock incentive plan that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards to directors, officers and other key associates.

Stock-based compensation expense (net of tax) recognized and included in “Selling, general and administrative expenses” and “Income taxes” in the condensed consolidated statements of earnings was $0.7 million ($0.02 per diluted share) and $0.6 million ($0.01 per diluted share) for the 12 weeks ended July 16, 2016 and July 18, 2015, respectively. Stock-based compensation expense (net of tax) was $3.8 million ($0.10 per diluted share) and $3.5 million ($0.09 per diluted share) for the 28 weeks ended July 16, 2016 and July 18, 2015, respectively.

The following table summarizes activity in the stock-based compensation plans for the 28 weeks ended July 16, 2016:

				Weighted
	Shares	Weighted	Restricted	Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at January 2, 2016	308,793	$21.15	637,555	$24.75
Granted	—	—	298,836	28.31
Exercised/Vested	(48,438)	21.31	(255,156)	24.56
Cancelled/Forfeited	(938)	14.36	(28,993)	25.74
Outstanding at July 16, 2016	259,417	$21.15	652,242	$26.41
Vested and expected to vest in the future at July 16, 2016	259,417	$21.15
Exercisable at July 16, 2016	259,417	$21.15

The Company has not issued any stock options since 2009 and all outstanding options are vested.

As of July 16, 2016, total unrecognized compensation costs related to non-vested share-based awards granted under the Company’s stock incentive plans were $7.4 million for restricted stock, and are expected to be recognized over a weighted average period of 2.4 years. All compensation costs related to stock options have been recognized.

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	12 Weeks Ended		28 Weeks Ended
	July 16,	July 18,	July 16,	July 18,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Earnings from continuing operations	$17,560	$20,307	$27,520	$30,754
Adjustment for earnings attributable to participating securities	(314)	(350)	(492)	(546)
Earnings from continuing operations used in calculating earnings per share	$17,246	$19,957	$27,028	$30,208
Denominator:
Weighted average shares outstanding, including participating securities	37,475	37,584	37,483	37,644
Adjustment for participating securities	(670)	(648)	(670)	(668)
Shares used in calculating basic earnings per share	36,805	36,936	36,813	36,976
Effect of dilutive stock options	71	126	59	126
Shares used in calculating diluted earnings per share	36,876	37,062	36,872	37,102
Basic earnings per share from continuing operations	$0.47	$0.54	$0.73	$0.82
Diluted earnings per share from continuing operations	$0.47	$0.54	$0.73	$0.81

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	28 Weeks Ended
	July 16,	July 18,
(In thousands)	2016	2015
Non-cash financing activities:
Issuance of restricted stock to associates and directors	$8,460	$8,274
Capital lease obligations	3,524	555
Non-cash investing activities:
Capital expenditures included in accounts payable	2,133	2,306
Capital lease asset additions	3,524	555
Other supplemental cash flow information:
Cash paid for interest	8,648	9,998

Note 15 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Military	Food Distribution	Retail	Total
12 Weeks Ended July 16, 2016
Net sales to external customers	$505,418	$820,328	$501,816	$1,827,562
Inter-segment sales	—	220,146	—	220,146
Merger integration and acquisition expenses	—	93	820	913
Depreciation and amortization	2,682	4,827	10,126	17,635
Operating earnings	2,497	19,227	10,896	32,620
Capital expenditures	712	4,673	17,861	23,246

12 Weeks Ended July 18, 2015
Net sales to external customers	$497,047	$782,743	$516,074	$1,795,864
Inter-segment sales	—	229,087	—	229,087
Merger integration and acquisition (benefit) expenses	—	(1,151)	1,302	151
Depreciation and amortization	2,810	6,169	10,474	19,453
Operating earnings	3,895	19,406	13,493	36,794
Capital expenditures	1,795	5,542	17,125	24,462

28 Weeks Ended July 16, 2016
Net sales to external customers	$1,179,941	$1,811,465	$1,114,926	$4,106,332
Inter-segment sales	—	497,149	—	497,149
Merger integration and acquisition expenses	1	561	1,248	1,810
Depreciation and amortization	6,157	11,297	23,550	41,004
Operating earnings	5,930	45,083	3,267	54,280
Capital expenditures	3,047	10,195	28,094	41,336

28 Weeks Ended July 18, 2015
Net sales to external customers	$1,196,441	$1,769,178	$1,142,928	$4,108,547
Inter-segment sales	—	510,362	—	510,362
Merger integration and acquisition expenses	—	1,036	1,799	2,835
Depreciation and amortization	6,543	14,705	23,990	45,238
Operating earnings	10,053	39,655	10,939	60,647
Capital expenditures	2,379	9,095	25,712	37,186

(In thousands)	July 16, 2016	January 2, 2016
Total Assets
Military	$410,077	$415,140
Food Distribution	756,044	750,277
Retail	754,620	747,359
Discontinued operations	3,122	4,487
Total	$1,923,863	$1,917,263

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel, and other items and services. The following table presents sales by type of similar product and services:

	12 Weeks Ended				28 Weeks Ended
(In thousands, except percentages)	July 16, 2016		July 18, 2015		July 16, 2016		July 18, 2015
Non-perishables (1)	$1,134,822	62.1%	$1,122,910	62.5%	$2,587,398	63.0%	$2,595,622	63.1%
Perishables (2)	582,697	31.9	570,921	31.8	1,277,147	31.1	1,283,954	31.3
Pharmacy	80,895	4.4	69,118	3.9	185,485	4.5	161,157	3.9
Fuel	29,148	1.6	32,915	1.8	56,302	1.4	67,814	1.7
Consolidated net sales	$1,827,562	100.0%	$1,795,864	100.0%	$4,106,332	100.0%	$4,108,547	100.0%
(1)	Consists primarily of general merchandise, grocery, beverages, snacks, tobacco products and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

The Company’s Food Distribution segment provides a wide variety of nationally branded and private brand grocery products and perishable food products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmacy to approximately 2,100 independently-owned supermarkets and 160 Company-owned retail stores. The Food Distribution segment currently conducts business in 47 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States. The Company also services a large national retailer, Dollar General, through its Food Distribution segment. Sales are made to approximately 13,000 retail locations for this customer.

The Company’s Retail segment operates 160 supermarkets in the Midwest and Great Lakes regions primarily under the banners of Family Fare Supermarkets, Family Fresh Markets, D&W Fresh Markets, and Sun Mart. Company-owned retail stores offer nationally branded and private brand grocery products and perishable food products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products and health and beauty care products. The Company offers pharmacy services in 91 of its supermarkets and also operates 29 fuel centers. The retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays.

During the second quarter of fiscal 2016, the Company continued to make progress on its operational and strategic initiatives, particularly with respect to growing sales in a challenging operating environment. New business growth and operational efficiencies helped mitigate the impact of deflation on the Company’s bottom line. During the quarter, the Company continued to take steps to position itself for growth by: enhancing its merchandising, pricing and promotional programs; expanding organic and private brand product offerings; investing in select retail markets; and improving operations and expense leverage through its supply chain optimization and merger integration efforts.

Second quarter and year-to-date fiscal 2016 operational highlights include:

•

The Company realized sales growth in its Food Distribution segment due to new business gains and growth of existing accounts. The Company continues to focus on new business opportunities to drive sales and related profits, including opportunities within the alternative channel space and those in which the Company offers supply chain solutions to complicated logistics issues.

•

The Company increased sales in its Military segment, primarily from new business associated with the distribution of fresh products to commissaries. The incremental sales helped lessen the impact of overall declines at the Defense Commissary Agency (DeCA) operated commissaries. The Company is encouraged by the potential opportunities to generate additional volume in its existing business.

•

The Company completed eight store remodels in the Omaha region, with the grand re-openings taking place during the first week of the Company’s third quarter. The improved stores include new amenities and product offerings, including lower everyday prices on fresh and organic produce and reduced prices on more than 4,000 store products. The eight remodeled stores bring the total number of Family Fare Supermarkets in Omaha to fourteen, and as part of the grand re-openings, the Company plans to complete the roll out of its customer loyalty program to all Family Fare Supermarkets in this region.

•

The Company continued to integrate its supply chain organization to further optimize the network and increase asset utilization. The Company consolidated its warehouse in Statesboro, Georgia, which was underutilized, with its facility in Columbus, Georgia in the second quarter. The Company consolidated its Westville, Indiana warehouse into its Lima, Ohio facility in the first quarter. The Company expects that the consolidation of these facilities will lead to lower costs over time for its customers, as well as enhanced product freshness and selection.

•

The Company began rolling out Open Acres™, a new private brand for fresh items, to Company-owned and independent retail stores. This new brand features items in meat, deli, bakery and produce. The introduction of the brand closes a gap in the private brands portfolio that existed in the non-Michigan footprint. Open Acres™ commits to deliver national brand quality or better products at a significant savings to consumers in both Company-owned and independent store locations.

•

The Company continued to invest in analytical capabilities to provide helpful data and insights to help drive more targeted and personalized marketing as well as more relevant product and assortment selections. A recently completed, refined customer segmentation dataset may allow the Company to better understand customer buying patterns in each of the regions in which it operates, and the Company believes this will drive greater engagement by better matching product selection and overall value proposition to customer desires.

•

The Company also continues to expand its private brand program and living well offering for both its independent customers and Company-owned stores. This expanded offering includes the Company’s natural and organic Full Circle™ private brand line as well as a significant increase in SKUs across organic produce and healthier specialty items.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales							Percentage Change
								12 Weeks	28 Weeks
	12 Weeks Ended				28 Weeks Ended			Ended	Ended
	July 16,		July 18,		July 16,	July 18,		July 16,	July 16,
	2016		2015		2016	2015		2016	2016
Net sales	100.0		100.0		100.0	100.0		1.8	(0.1)
Gross profit	14.4		14.6		14.5	14.6		0.3	(0.2)
Merger integration and acquisition	0.0		0.0		0.0	0.1		**	(36.2)
Selling, general and administrative expenses	12.3	*	12.6		12.7	12.8		(0.9)	(1.5)
Restructuring charges and asset impairment	0.3		(0.0)		0.5	0.2		**	**
Operating earnings	1.8		2.0		1.3	1.5		(11.3)	(10.5)
Other income and expenses	0.3	*	0.2	*	0.2	0.3		(11.3)	(13.8)
Earnings before income taxes and discontinued operations	1.5		1.8		1.1	1.2		(11.3)	(9.7)
Income taxes	0.5	*	0.7	*	0.4	0.5	*	(7.5)	(8.4)
Earnings from continuing operations	1.0		1.1		0.7	0.7		(13.5)	(10.5)
Loss from discontinued operations, net of taxes	(0.0)		(0.0)		(0.0)	(0.0)		**	**
Net earnings	1.0		1.1		0.7	0.7		(13.7)	(10.6)
*	Difference due to rounding
**	Not meaningful

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 12 and 28 weeks ended July 16, 2016 and July 18, 2015.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
Operating earnings	$32,620	$36,794	54,280	60,647
Adjustments:
Merger integration and acquisition expenses	913	151	1,810	2,835
Restructuring charges (gains) and asset impairment	5,748	(336)	21,052	7,002
Fees and expenses related to tax planning strategies	—	569	—	569
Severance associated with cost reduction initiatives	11	—	690	—
Adjusted operating earnings	$39,292	$37,178	$77,832	$71,053
Reconciliation of operating earnings to adjusted operating earnings by segment:
Military:
Operating earnings	$2,497	$3,895	$5,930	$10,053
Adjustments:
Merger integration and acquisition expenses	—	—	1	—
Restructuring gains and asset impairment	(291)	—	(259)	—
Fees and expenses related to tax planning strategies	—	75	—	75
Severance associated with cost reduction initiatives	1	—	223	—
Adjusted operating earnings	$2,207	$3,970	$5,895	$10,128
Food Distribution:
Operating earnings	$19,227	$19,406	$45,083	$39,655
Adjustments:
Merger integration and acquisition expenses (benefit)	93	(1,151)	561	1,036
Restructuring charges (gains) and asset impairment	2,308	3	4,541	(278)
Fees and expenses related to tax planning strategies	—	282	—	282
Severance associated with cost reduction initiatives	—	—	206	—
Adjusted operating earnings	$21,628	$18,540	$50,391	$40,695
Retail:
Operating earnings	$10,896	$13,493	$3,267	$10,939
Adjustments:
Merger integration and acquisition expenses	820	1,302	1,248	1,799
Restructuring charges (gains) and asset impairment	3,731	(339)	16,770	7,280
Fees and expenses related to tax planning strategies	—	212	—	212
Severance associated with cost reduction initiatives	10	—	261	—
Adjusted operating earnings	$15,457	$14,668	$21,546	$20,230

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 12 and 28 weeks ended July 16, 2016 and July 18, 2015.

	12 Weeks Ended
	July 16, 2016		July 18, 2015
		Earnings from		Earnings from
	Earnings	continuing	Earnings	continuing
	from	operations	from	operations
	continuing	per diluted	continuing	per diluted
(In thousands, except per share data)	operations	share	operations	share
Earnings from continuing operations	$17,560	$0.47	$20,307	$0.54
Adjustments:
Merger integration and acquisition expenses	913		151
Restructuring charges (gains) and asset impairment	5,748		(336)
Fees and expenses related to tax planning strategies	—		569
Severance associated with cost reduction initiatives	11		—
Total adjustments	6,672		384
Tax planning strategies	—		(730)
Income tax effect on adjustments	(2,525)		(132)
Total adjustments, net of taxes	4,147	0.11	(478)	(0.01)
Adjusted earnings from continuing operations	$21,707	$0.58	$19,829	$0.53

	28 Weeks Ended
	July 16, 2016		July 18, 2015
		Earnings from		Earnings from
	Earnings	continuing	Earnings	continuing
	from	operations	from	operations
	continuing	per diluted	continuing	per diluted
(In thousands, except per share data)	operations	share	operations	share
Earnings from continuing operations	$27,520	$0.73	$30,754	$0.81
Adjustments:
Merger integration and acquisition expenses	1,810		2,835
Restructuring charges and asset impairment	21,052		7,002
Fees and expenses related to tax planning strategies	—		569
Severance associated with cost reduction initiatives	690		—
Total adjustments	23,552		10,406
Tax planning strategies	—		(730)
Income tax effect on adjustments	(8,953)		(4,038)
Total adjustments, net of taxes	14,599	0.39	5,638	0.15
Adjusted earnings from continuing operations	$42,119	$1.12	$36,392	$0.96

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“adjusted EBITDA”) is a non-GAAP operating financial measure that the Company defines as net earnings plus interest, discontinued operations, depreciation and amortization, and other non-cash items including deferred (stock) compensation, the LIFO provision, as well as adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

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

Following is a reconciliation of net earnings to adjusted EBITDA for the 12 and 28 weeks ended July 16, 2016 and July 18, 2015.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
Net earnings	$17,484	$20,261	$27,335	$30,588
Loss from discontinued operations, net of tax	76	46	185	166
Income taxes	10,743	11,619	16,770	18,303
Other expenses, net	4,317	4,868	9,990	11,590
Operating earnings	$32,620	$36,794	$54,280	$60,647
Adjustments:
LIFO expense	1,059	1,294	2,471	3,017
Depreciation and amortization	17,635	19,453	41,004	45,238
Merger integration and acquisition expenses	913	151	1,810	2,835
Restructuring charges (gains) and asset impairment	5,748	(336)	21,052	7,002
Fees and expenses related to tax planning strategies	—	569	—	569
Stock-based compensation	1,043	909	6,067	5,662
Other non-cash (gains) charges	(295)	(285)	76	(532)
Adjusted EBITDA	$58,723	$58,549	$126,760	$124,438
Reconciliation of operating earnings to adjusted EBITDA by segment:
Military:
Operating earnings	$2,497	$3,895	$5,930	$10,053
Adjustments:
LIFO expense	234	291	545	679
Depreciation and amortization	2,682	2,810	6,157	6,543
Merger integration and acquisition expenses	—	—	1	—
Restructuring gains and asset impairment	(291)	—	(259)	—
Fees and expenses related to tax planning strategies	—	75	—	75
Stock-based compensation	226	150	1,007	854
Other non-cash (gains) charges	(5)	6	203	103
Adjusted EBITDA	$5,343	$7,227	$13,584	$18,307
Food Distribution:
Operating earnings	$19,227	$19,406	$45,083	$39,655
Adjustments:
LIFO expense	551	669	1,288	1,559
Depreciation and amortization	4,827	6,169	11,297	14,705
Merger integration and acquisition expenses (benefit)	93	(1,151)	561	1,036
Restructuring charges (gains) and asset impairment	2,308	3	4,541	(278)
Fees and expenses related to tax planning strategies	—	282	—	282
Stock-based compensation	369	399	2,681	2,629
Other non-cash charges	25	6	201	41
Adjusted EBITDA	$27,400	$25,783	$65,652	$59,629
Retail:
Operating earnings	$10,896	$13,493	$3,267	$10,939
Adjustments:
LIFO expense	274	334	638	779
Depreciation and amortization	10,126	10,474	23,550	23,990
Merger integration and acquisition expenses	820	1,302	1,248	1,799
Restructuring charges (gains) and asset impairment	3,731	(339)	16,770	7,280
Fees and expenses related to tax planning strategies	—	212	—	212
Stock-based compensation	448	360	2,379	2,179
Other non-cash gains	(315)	(297)	(328)	(676)
Adjusted EBITDA	$25,980	$25,539	$47,524	$46,502

Net Sales – Net sales for the quarter ended July 16, 2016 (“second quarter”) increased $31.7 million, or 1.8%, from $1.80 billion in the quarter ended July 18, 2015 (“prior year quarter”) to $1.83 billion, driven by increases in the Food Distribution and Military segment. Net sales were $4.11 billion in both the year-to-date period ended July 16, 2016 (“year-to-date period”) as well as the prior year-to-date period ended July 18, 2015 (“prior year-to-date period”) as sales increases in the second quarter offset the shortfall experienced in the current year first quarter.

Net sales for the second quarter in the Military segment increased $8.4 million, or 1.7%, from $497.0 million in the prior year quarter to $505.4 million, primarily due to new business gains associated with the distribution of fresh products, partially offset by continued lower sales at the Defense Commissary Agency (DeCA) operated commissaries. Net sales for the year-to-date period decreased $16.5 million, or 1.4%, from $1,196.4 million in the prior year-to-date period to $1,179.9 million. The year-to date decrease was primarily attributable to lower sales at the DeCA-operated commissaries, partially offset by new business gains associated with the distribution of fresh products.

Net sales for the second quarter in the Food Distribution segment increased $37.6 million, or 4.8%, from $782.7 million in the prior year quarter to $820.3 million. Net sales for the year-to-date period increased $42.3 million, or 2.4%, from $1,769.2 million in the prior year-to-date period to $1,811.5 million. The second quarter and year-to-date increases were primarily due to both new business gains and growth of existing accounts.

Net sales for the second quarter in the Retail segment decreased $14.3 million, or 2.8%, from $516.1 million in the prior year quarter to $501.8 million, primarily due to a 3.0% decrease in comparable store sales, excluding fuel, $9.8 million in lower sales resulting from the closure of retail stores and fuel centers, and $4.1 million due to lower retail fuel prices compared to the prior year quarter, partially offset by contributions from stores acquired in the second quarter of last year. Comparable store sales reflect the continued challenging economic conditions in select geographies, retail price deflation, and competitive store openings, particularly in the Company’s western region. Net sales for the year-to-date period decreased $28.0 million, or 2.5%, from $1,142.9 million in the prior year-to-date period to $1,114.9 million. The year-to-date decrease was primarily due to same factors outlined above: a 3.2% decrease in comparable store sales, excluding fuel, $23.8 million in lower sales resulting from the closure of retail stores and fuel centers, and $10.3 million due to lower retail fuel prices, partially offset by contributions from the acquired stores. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period is four weeks), with remodeled, expanded and relocated stores included in comparable stores.

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

Gross profit for the second quarter increased $0.7 million, or 0.3%, from $262.0 million in the prior year quarter to $262.7 million. As a percent of net sales, gross profit for the second quarter was 14.4% compared to 14.6% in the prior year quarter. Gross profit for the year-to-date period decreased $1.4 million, or 0.2%, from $598.3 million in the prior year-to-date period to $596.9 million. As a percent of net sales, gross profit for the year-to-date period was 14.5% compared to 14.6% in the prior year-to-date period. The second quarter and year-to-date gross profit rate decreases were primarily due to changes in the mix of business operations, new business, and deflationary impacts.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the second quarter decreased $2.0 million, or 0.9%, from $225.4 million in the prior year quarter to $223.4 million, and were 12.3% of net sales compared to 12.6% in the prior year quarter. SG&A expenses for the year-to-date period decreased $8.0 million, or 1.5%, from $527.8 million in the prior year-to-date period to $519.8 million, and were 12.7% of net sales compared to 12.8% in the prior year-to-date period. The second quarter and year-to-date decreases were primarily due to operational efficiencies as well as lower utility and occupancy costs and depreciation expense associated with fully depreciated assets, and the impact of store closures. The decrease in the rate to net sales was primarily due to lower: depreciation associated with fully depreciated assets, utility and occupancy costs, and operating costs resulting from productivity and efficiency initiatives, partially offset by higher health care costs.

Merger Integration and Acquisition – Merger integration and acquisition expenses for the second quarter increased $0.7 million from $0.2 million in the prior year quarter to $0.9 million. The increase was primarily due to a favorable litigation settlement in the prior year quarter that resulted in the reduction of previously accrued or paid compensation. Merger integration and acquisition expenses for the year-to-date period decreased $1.0 million from $2.8 million in the prior year-to-date period to $1.8 million due to the completion of certain merger integration projects.

Restructuring Charges and Asset Impairment – Second quarter restructuring charges and asset impairment consisted primarily of impairment charges related to three underperforming retail stores and additional costs, predominantly labor and inventory transfer costs, incurred in connection with winding down operations at certain closed facilities in the Food Distribution and Retail segments. The year-to-date restructuring charges and asset impairment consisted primarily of charges related to the closure of three retail stores and two food distribution centers, which were part of the Company’s retail store and warehouse rationalization plan, as well as impairment charges related to three underperforming retail stores. Restructuring and asset impairment gains in the prior year quarter consisted primarily of net gains on the sales of previously closed retail stores. The prior year-to-date restructuring charges and asset impairment consisted primarily of impairment charges related to five underperforming retail stores and costs related to the closure of four retail stores and a distribution center, partially offset by the gains on sales of assets related to a previously closed food distribution center and retail stores, as well as favorable settlements on lease terminations of previously closed stores.

Interest Expense – Interest expense for the second quarter decreased $0.5 million, or 9.3%, from $4.9 million in the prior year quarter to $4.4 million, and was 0.3% of net sales compared to 0.2% of net sales in the prior year quarter. Interest expense for the year-to-date period decreased $1.3 million, or 11.9%, from $11.6 million in the prior year-to-date period to $10.3 million, and was 0.2% of net sales compared to 0.3% of net sales in the prior year-to-date period. The decrease in interest expense was primarily due to lower interest resulting from the senior note redemption in December 2015 and decreased borrowings.

Income Taxes – The effective income tax rates were 38.0% and 36.4% for the second quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective income tax rates were 37.9% and 37.3%, respectively. The differences from the federal statutory rate are due to state taxes and tax credits in the current year periods and state taxes in the prior year periods.

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	28 Weeks Ended
(In thousands)	July 16, 2016	July 18, 2015
Cash flows from operating activities
Net cash provided by operating activities	$54,665	$123,355
Net cash used in investing activities	(35,528)	(54,606)
Net cash used in financing activities	(17,759)	(52,725)
Net cash used in discontinued operations	(281)	(9,382)
Net increase in cash and cash equivalents	1,097	6,642
Cash and cash equivalents at beginning of period	22,719	6,443
Cash and cash equivalents at end of period	$23,816	$13,085

Net cash provided by operating activities.  Net cash provided by operating activities decreased $68.7 million from the prior year-to-date period primarily due to changes in working capital requirements, particularly around the timing of vendor and income tax payments and increased working capital requirements to support sales growth.

Net cash used in investing activities.  Net cash used in investing activities decreased $19.1 million to $35.5 million from $54.6 million in the prior year-to-date period primarily due to the acquisition of Dan’s (see Note 3 to the financial statements) in the prior year, partially offset by a decrease in proceeds on the sale of assets of previously closed facilities.

The Military, Food Distribution and Retail segments utilized 7.4%, 24.7% and 67.9% of capital expenditures, respectively, in fiscal 2016.

Net cash used in financing activities.  Net cash used in financing activities was $17.8 million compared to $52.7 million used in the prior year-to-date period primarily resulting from changes in net cash flows related to the revolving credit facility.

Net cash used in discontinued operations.  Net cash used in discontinued operations contains the net cash flows of the Company’s Retail and Food Distribution discontinued operations as well as other facility maintenance expenditures.

Debt Management

Total debt, including capital lease obligations and current maturities, was $492.5 million and $486.8 million as of July 16, 2016 and January 2, 2016, respectively. The slight increase in total debt was driven by drawdowns on the credit facility to finance the Company’s working capital changes, particularly around the increased working capital requirements to support sales growth.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility which has maximum available credit of $1.0 billion. As of July 16, 2016, the senior secured revolving credit facility and senior secured term loan collectively had outstanding borrowings of $436.2 million. Additional available borrowings under the Company’s $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $318.6 million at July 16, 2016. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $10.0 million were outstanding as of July 16, 2016. The revolving credit facility matures January 2020, and is secured by substantially all of the Company’s assets. The Company believes that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the credit facility.

The Company’s current ratio was 1.93:1.00 at July 16, 2016 compared to 1.81:1.00 at January 2, 2016 and its investment in working capital was $431.7 million at July 16, 2016 compared to $396.3 million at January 2, 2016. Net debt to total capital ratio was 0.37:1.00 as of July 16, 2016 and January 2, 2016.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of July 16, 2016 and January 2, 2016.

(In thousands)	July 16, 2016	January 2, 2016
Current maturities of long-term debt and capital lease obligations	$19,106	$19,003
Long-term debt and capital lease obligations	473,399	467,793
Total debt	492,505	486,796
Cash and cash equivalents	(23,816)	(22,719)
Total net long-term debt	$468,689	$464,077

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016. At July 16, 2016, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

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

Under the senior revolving credit facility, the Company is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions and share repurchases, do not exceed $25.0 million. Additionally, the Company is generally permitted to pay cash dividends in excess of $25.0 million in any fiscal year so long as its Excess Availability, as defined in the senior revolving credit facility, is in excess of 10% of the Total Borrowing Base before and after giving effect to the repurchases and dividends.

Share Repurchase Plan

During the first quarter of fiscal 2016, the Company repurchased 396,030 shares of its common stock for a total of $9.0 million under its $50.0 million repurchase program that expired on May 17, 2016. During the first quarter of fiscal 2016, the SpartanNash Board of Directors authorized a new five-year share repurchase program for an additional $50.0 million of its outstanding common stock. As of July 16, 2016, the Company had not made any repurchases under its new share repurchase plan.

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond July 16, 2016. These commitments consist primarily of standby letters of credit of $10.0 million as of July 16, 2016.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation, contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Item 8, Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 should be reviewed as they are integral to the understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors. The accompanying financial statements are prepared using the same critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Recently Issued Accounting Standards

Refer to Note 2 in the notes to the condensed consolidated financial statements for further information.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of July 16, 2016 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO and CFO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the second quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 12 week period ended July 16, 2016. On March 2, 2016, the Board of Directors approved a five-year share repurchase program for up to $50.0 million of SpartanNash’s common stock to replace the prior authorization, which expired May 17, 2016. As of July 16, 2016, the Company had not made any repurchases under this new plan. All employee transactions are under associate stock compensation plans. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Total
	Number	Average
	of Shares	Price Paid
Period	Purchased	per Share
April 24 – May 21, 2016
Employee Transactions	33,440	$27.70
Repurchase Program	—	$—
May 22 – June 18, 2016
Employee Transactions	—	$—
Repurchase Program	—	$—
June 19 – July 16, 2016
Employee Transactions	—	$—
Repurchase Program	—	$—
Total for Quarter ended July 16, 2016
Employee Transactions	33,440	$27.70
Repurchase Program	—	$—

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Here incorporated by reference.

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

SPARTANNASH COMPANY (Registrant)
Date: August 18, 2016	By	/s/ Christopher P. Meyers
Christopher P. Meyers Executive Vice President and Chief Financial Officer