Form 10-Q
period 2016-10-08
SpartanNash Co
filed 2016-11-10
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 8, 2016.

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

As of November 8, 2016, the registrant had 37,481,223 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in the Company’s press releases and in the Company’s website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of SpartanNash Company and subsidiaries (“SpartanNash” or “the Company”). These forward-looking statements are identifiable by words or phrases indicating that SpartanNash or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” or “should” result or occur or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “strategy,” or “focus,” or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Part I, Item 2 of this Quarterly Report on Form 10-Q, are inherently forward-looking. The Company’s asset impairment and restructuring cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. Investors should not place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report, other report, release, presentation, or statement.

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

The Company’s ability to achieve sales and earnings expectations; improve operating results; continue to realize benefits of the merger with Nash-Finch Company (including realization of synergies); maintain or strengthen retail-store performance; assimilate acquired distribution centers and stores; maintain or grow sales; respond successfully to competitors including remodels and new openings; maintain or improve gross margin; effectively address food cost or price inflation or deflation; maintain and improve customer and supplier relationships; realize expected synergies from merger and acquisition activity; realize expected benefits of restructuring; realize growth opportunities; maintain or expand its customer base; reduce operating costs; sell on favorable terms assets held for sale; generate cash; continue to meet the terms of the Company’s debt covenants; continue to pay dividends; and successfully implement and realize the expected benefits of the other programs, described in this Quarterly Report, the Company’s other reports, press releases and public comments will be affected by changes in economic conditions generally or in the geographic areas that the Company serves, adverse effects of the changing food and distribution industries, adverse changes in government funded consumer assistance programs, possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action, changes in funding levels, or the effects of mandated reductions in or sequestration of government expenditures, and other factors including, but not limited to, those discussed in the “Risk Factors” discussion in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 8, 2016	January 2, 2016
Assets
Current assets
Cash and cash equivalents	$26,398	$22,719
Accounts and notes receivable, net	321,989	317,183
Inventories, net	561,772	521,164
Prepaid expenses and other current assets	29,589	22,521
Total current assets	939,748	883,587

Property and equipment, net	570,709	583,698
Goodwill	322,686	322,902
Other assets, net	160,736	127,076

Total assets	$1,993,879	$1,917,263

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$398,945	$353,688
Accrued payroll and benefits	66,980	71,973
Other accrued expenses	40,149	42,660
Current maturities of long-term debt and capital lease obligations	18,998	19,003
Total current liabilities	525,072	487,324

Long-term liabilities
Deferred income taxes	116,277	116,600
Postretirement benefits	16,282	16,008
Other long-term liabilities	45,300	38,759
Long-term debt and capital lease obligations	475,365	467,793
Total long-term liabilities	653,224	639,160

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,488 and 37,600 shares outstanding	519,390	521,698
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(11,444)	(11,447)
Retained earnings	307,637	280,528
Total shareholders’ equity	815,583	790,779

Total liabilities and shareholders’ equity	$1,993,879	$1,917,263

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended				40 Weeks Ended
	October 8,		October 10,		October 8,	October 10,
	2016		2015		2016	2015
Net sales	$1,800,085		$1,775,401		$5,906,416	$5,883,948
Cost of sales	1,544,790		1,516,352		5,054,180	5,026,611
Gross profit	255,295		259,049		852,236	857,337

Operating expenses
Selling, general and administrative	220,339		224,648		740,138	752,452
Merger integration and acquisition	2,427		4,417		4,237	7,252
Restructuring charges and asset impairment	2,662		760		23,714	7,762
Total operating expenses	225,428		229,825		768,089	767,466

Operating earnings	29,867		29,224		84,147	89,871

Other (income) and expenses
Interest expense	4,419		4,983		14,678	16,627
Other, net	(146)		(148)		(416)	(202)
Total other expenses, net	4,273		4,835		14,262	16,425

Earnings before income taxes and discontinued operations	25,594		24,389		69,885	73,446
Income taxes	8,864		9,141		25,635	27,444
Earnings from continuing operations	16,730		15,248		44,250	46,002

(Loss) earnings from discontinued operations, net of taxes	(82)		145		(268)	(21)
Net earnings	$16,648		$15,393		$43,982	$45,981

Basic earnings per share:
Earnings from continuing operations	$0.45		$0.41		$1.18	$1.22
(Loss) earnings from discontinued operations	(0.01)	*	—		(0.01)	—
Net earnings	$0.44		$0.41		$1.17	$1.22

Diluted earnings per share:
Earnings from continuing operations	$0.45		$0.40		$1.18	$1.22
(Loss) earnings from discontinued operations	(0.01)	*	0.01	*	(0.01)	—
Net earnings	$0.44		$0.41		$1.17	$1.22

See accompanying notes to condensed consolidated financial statements.

*	Includes rounding

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 8,	October 10,	October 8,	October 10,
	2016	2015	2016	2015
Net earnings	$16,648	$15,393	$43,982	$45,981

Other comprehensive income, before tax
Pension and postretirement liability adjustment	1	204	4	681
Total other comprehensive income, before tax	1	204	4	681

Income tax expense related to items of other comprehensive income	—	(78)	(1)	(259)

Total other comprehensive income, after tax	1	126	3	422
Comprehensive income	$16,649	$15,519	$43,985	$46,403

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at January 2, 2016	37,600	$521,698	$(11,447)	$280,528	$790,779
Net earnings	—	—	—	43,982	43,982
Other comprehensive income	—	—	3	—	3
Dividends - $0.45 per share	—	—	—	(16,873)	(16,873)
Share repurchase	(396)	(9,000)	—	—	(9,000)
Stock-based employee compensation	—	7,010	—	—	7,010
Issuances of common stock and related tax benefit on stock option exercises and stock bonus plan	85	2,067	—	—	2,067
Issuances of restricted stock and related income tax benefits	315	(157)	—	—	(157)
Cancellations of stock-based awards	(116)	(2,228)	—	—	(2,228)
Balance at October 8, 2016	37,488	$519,390	$(11,444)	$307,637	$815,583

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	40 Weeks Ended
	October 8,	October 10,
	2016	2015
Cash flows from operating activities
Net earnings	$43,982	$45,981
Loss from discontinued operations, net of tax	268	21
Earnings from continuing operations	44,250	46,002
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other charges	22,938	8,457
Depreciation and amortization	60,436	65,952
LIFO expense	2,130	3,195
Postretirement benefits expense	157	454
Deferred taxes on income	(715)	4,615
Stock-based compensation expense	7,010	6,470
Excess tax benefit on stock compensation	(332)	(1,232)
Other, net	(234)	70
Changes in operating assets and liabilities:
Accounts receivable	(5,628)	(38,214)
Inventories	(44,115)	4,175
Prepaid expenses and other assets	(42,287)	4,019
Accounts payable	52,496	45,796
Accrued payroll and benefits	(8,882)	(10,572)
Postretirement benefit payments	(256)	(729)
Other accrued expenses and other liabilities	(8,395)	(8,589)
Net cash provided by operating activities	78,573	129,869
Cash flows from investing activities
Purchases of property and equipment	(57,215)	(56,862)
Net proceeds from the sale of assets	5,650	20,342
Acquisitions, net of cash acquired	—	(32,229)
Loans to customers	(1,962)	(3,563)
Payments from customers on loans	1,697	1,415
Other	(706)	(600)
Net cash used in investing activities	(52,536)	(71,497)
Cash flows from financing activities
Proceeds from revolving credit facility	1,013,812	777,075
Payments on revolving credit facility	(1,004,077)	(796,799)
Share repurchase	(9,000)	(9,000)
Repayment of other long-term debt	(7,071)	(6,515)
Financing fees paid	(99)	(1,906)
Excess tax benefit on stock compensation	332	1,232
Proceeds from exercise of stock options	1,032	3,650
Dividends paid	(16,873)	(15,223)
Net cash used in financing activities	(21,944)	(47,486)
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(414)	640
Net cash used in investing activities	—	(9,459)
Net cash used in discontinued operations	(414)	(8,819)
Net increase in cash and cash equivalents	3,679	2,067
Cash and cash equivalents at beginning of period	22,719	6,443
Cash and cash equivalents at end of period	$26,398	$8,510

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

In the opinion of management, the accompanying consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of October 8, 2016, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2 – Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, loans, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments, standby letters of credit), entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model, generally resulting in earlier recognition of allowances for credit losses. The new guidance is effective for the Company in the first quarter of its fiscal year ending January 2, 2021. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance is effective for the Company in the first quarter of its fiscal year ending December 30, 2017. Early adoption is permitted for any entity in any interim or annual period. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 provides guidance for lease accounting, and stipulates that lessees will need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. Treatment in the consolidated statements of earnings will be similar to the current treatment of operating and capital leases. The new guidance is effective on a modified retrospective basis for the Company in the first quarter of its fiscal year ending December 28, 2019. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The standards require that debt issuance costs related to a recognized debt liability, including a line of credit, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amortized ratably over the term of the debt liability. The Company adopted the new standards in the first quarter of fiscal 2016 on a retrospective basis for all periods presented. Adoption of the standards resulted in an $8.2 million reduction of Other assets and Long-term debt related to unamortized debt issuance costs on the consolidated balance sheet as of January 2, 2016.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides guidance for revenue recognition. The new guidance affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which results in the guidance being effective for the Company in the first quarter of its fiscal year ending December 29, 2018. The adoption will include updates as provided under ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net);” ASU 2016-10, “Identifying Performance Obligations and Licensing;” and ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients.” Adoption is allowed by either the full retrospective or modified retrospective approach. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

Note 3 – Acquisitions

On June 16, 2015, SpartanNash acquired certain assets and assumed certain liabilities of Dan’s Super Market, Inc. (“Dan’s”) for a total purchase price of $32.6 million. Dan’s was a six-store chain serving Bismarck and Mandan, North Dakota, and was not a customer of the SpartanNash Food Distribution segment prior to the acquisition. SpartanNash acquired the Dan’s stores to strengthen its offering in this region from both a retail and distribution perspective. During the measurement period, which ended June 15, 2016, there were no material adjustments made to the initial fair values of the assets acquired and liabilities assumed as part of the Dan’s acquisition.

Note 4 – Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Retail	Food Distribution	Total
Balance at January 2, 2016:
Goodwill	$277,135	$132,367	$409,502
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	190,535	132,367	322,902

Other (Note 5)	(216)	—	(216)

Balance at October 8, 2016:
Goodwill	276,919	132,367	409,286
Accumulated impairment charges	(86,600)	—	(86,600)
Goodwill, net	$190,319	$132,367	$322,686

The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and more frequently if circumstances indicate the possibility of impairment. Subsequent to the third quarter and consistent with previous years, the Company has begun its annual goodwill impairment test to determine whether the carrying value of goodwill exceeds its estimated fair value. As of the date of the most recently completed goodwill impairment test, which utilized data and assumptions as of October 10, 2015, the Food Distribution reporting unit had a fair value that was substantially in excess of its carrying value, and the fair value of the Retail reporting unit, which had $190.5 million of recorded goodwill as of the assessment date, exceeded its carrying value by 6.8%. The fair value calculations contain significant judgments and estimates related to the Retail reporting unit’s projected weighted average cost of capital, future revenues and cash flows, and overall profitability. These judgments and estimates are impacted by a number of different factors, both internal and external, that could result in changes in the estimates and their related outcomes. Specifically, certain changes in economic, industry or market conditions, business operations, competition, or the Company’s performance could affect the estimates used in the fair value calculations.

The Company continues to assess whether indicators are present or if there are changes in circumstances that would suggest impairment may exist, including an evaluation of the significant judgments and estimates related to the Retail reporting unit’s projected weighted average cost of capital, future revenues and cash flows, and overall profitability. Since the most recent goodwill impairment test, the Company has continued to monitor the trends of the Retail reporting unit’s performance and has since performed a detailed internal analysis to assess the impact of those trends on the reporting unit’s estimated fair value. Based on recent performance, the Company is not aware of any events or significant changes in its estimates that would indicate that impairment exists, and the Company has sufficient available information, both current and historical, to support its assumptions, judgments and estimates. From a sensitivity perspective, no goodwill impairment charge would be required for the Retail reporting unit if the estimate of future discounted cash flow was 5% lower or if the discount rate increased by 30 basis points. However, if the Company’s stock price experiences a significant and sustained decline or other events or changes in circumstances occur, such as interest rate increases, changes in macroeconomic conditions, or operating results of the Retail reporting unit not meeting the Company’s estimates, it could result in the Company recording a significant non-cash impairment charge.

Note 5 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for the 40 weeks ended October 8, 2016. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at January 2, 2016	$14,448	$—	$14,448
Provision for closing charges (a)	13,546	—	13,546
Provision for severance (b)	—	895	895
Changes in estimates (c)	218	(40)	178
Accretion expense	525	—	525
Payments	(3,535)	(855)	(4,390)
Balance at October 8, 2016	$25,202	$—	$25,202
(a)

The provision for closing charges represents initial costs estimated to be incurred for lease and related ancillary costs, net of sublease income, related to store closings in the Retail segment and a distribution center closing in the Food Distribution segment.

(b)	The provision for severance relates to distribution center closings in the Food Distribution segment.
(c)

As a result of changes in estimates, goodwill was reduced by $0.2 million as the initial charges for certain stores related to previous acquisitions were adjusted. The remaining change in estimates relates to revised estimates of lease costs, sublease income, and severance associated with previously closed properties.

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Restructuring and asset impairment charges included in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		40 Weeks Ended
	October 8,	October 10,	October 8,	October 10,
(In thousands)	2016	2015	2016	2015
Asset impairment charges (a)	$2,059	$1,867	$5,542	$4,220
Provision for closing charges (b)	375	—	13,546	6,760
(Gain) loss on sales of assets related to closed facilities (c)	—	(1,150)	266	(3,026)
Provision for severance (d)	—	40	895	344
Other costs associated with distribution center and store closings (e)	268	83	3,371	1,576
Changes in estimates (f)	(40)	(80)	394	(367)
Lease termination adjustment (g)	—	—	(300)	(1,745)
	$2,662	$760	$23,714	$7,762
(a)

Asset impairment charges were incurred in the Retail segment in conjunction with the Company’s retail store rationalization plan and due to the economic and competitive environment of certain stores. An asset impairment charge of $0.9 million was recorded in the 12 weeks ended October 10, 2015 related to a closed distribution center in the Military segment.

(b)

The provision for closing charges represents initial costs estimated to be incurred for lease and related ancillary costs, net of sublease income, related to store closings in the Retail segment in the current and prior year periods and a distribution center closing in the Food Distribution segment in the current year-to-date period.

(c)

The net (gain) loss on sales of assets resulted from the sales of previously closed retail stores, a food distribution center and vacant parcel of land in the current year-to-date period, and from the sale of a closed food distribution center and sales of closed stores in the prior year.

(d)	The provision for severance relates to distribution center closings in the Food Distribution segment.
(e)

Other closing costs associated with distribution center and store closings represent additional costs, predominantly labor and inventory transfer costs, incurred in connection with winding down certain operations in the Food Distribution and Retail segments.

(f)

The changes in estimates relate to revised estimates of lease, ancillary and severance costs associated with previously closed facilities. The Food Distribution segment realized $0.4 million in the current year. The Retail segment realized $(0.4) million in the prior year.

(g)	The lease termination adjustments represent the benefits recognized in connection with lease buyouts on previously closed stores.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

(In thousands)	October 8, 2016	January 2, 2016
Senior secured revolving credit facility, due January 2020	$412,587	$394,982
Senior secured term loan, due January 2020	26,972	34,842
Capital lease obligations	56,101	58,599
Other, 2.61% - 9.25%, due 2018 - 2020	5,314	6,558
Total debt - Principal	500,974	494,981
Unamortized debt issuance costs	(6,611)	(8,185)
Total debt	494,363	486,796
Less current portion	18,998	19,003
Total long-term debt	$475,365	$467,793

Note 7 – Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. At October 8, 2016 and January 2, 2016, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

(In thousands)	October 8, 2016	January 2, 2016
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and capital lease obligations	$18,998	$19,003
Long-term debt and capital lease obligations	481,976	475,978
Total book value of debt instruments	500,974	494,981
Fair value of debt instruments, excluding debt financing costs	503,328	497,116
Excess of fair value over book value	$2,354	$2,135

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

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Assets with a book value of $7.6 million and $11.9 million were measured at a fair value of $2.1 million and $7.7 million, resulting in an impairment charge of $5.5 million and $4.2 million, in the 40-week periods ended October 8, 2016 and October 10, 2015, respectively. The Company’s accounting and finance team management, which report to the Chief Financial Officer (“CFO”), determines the Company’s valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance team management and are approved by the CFO. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. See Note 5 for discussion of long-lived asset impairment charges.

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

On December 13, 2014, Congress passed the Multi-employer Pension Reform Act of 2014 (“MPRA”). The MPRA is intended to address funding shortfalls in both multi-employer pension plans and the Pension Benefit Guaranty Corporation. As the Plan’s application to suspend payment of pension benefits under the provisions of the MPRA was denied, the MPRA is unlikely to significantly impact the Plan.

Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that the Company’s contributions to this plan will increase each year. Management is not aware of any significant change in funding levels as of October 8, 2016. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

The Company and the unions representing Company drivers at the Norfolk, Virginia and Columbus, Georgia distribution centers have successfully negotiated new three year labor agreements covering the associates at these facilities. The labor agreement covering associates at the Westville, Indiana distribution center was terminated in April 2016 in connection with the closing of operations at that facility.

Note 9 – Associate Retirement Plans

The following table provides the components of net periodic pension and postretirement benefit costs for the Company’s significant pension and postretirement benefit plans:

	SpartanNash Company Pension Plan		SpartanNash Medical Plan
	October 8,	October 10,	October 8,	October 10,
(In thousands)	2016	2015	2016	2015
12 Weeks Ended
Service cost	$—	$—	$43	$54
Interest cost	565	767	80	93
Amortization of prior service cost	—	—	(36)	(36)
Expected return on plan assets	(993)	(1,136)	—	—
Recognized actuarial net loss	26	191	9	40
Net periodic benefit (income) expense	(402)	(178)	96	151
Settlement expense	160	131	—	—
Total (income) expense	$(242)	$(47)	$96	$151

	SpartanNash Company Pension Plan		SpartanNash Medical Plan
	October 8,	October 10,	October 8,	October 10,
(In thousands)	2016	2015	2016	2015
40 Weeks Ended
Service cost	$—	$—	$144	$178
Interest cost	1,883	2,558	266	311
Amortization of prior service cost	—	—	(122)	(121)
Expected return on plan assets	(3,310)	(3,787)	—	—
Recognized actuarial net loss	85	636	32	133
Net periodic benefit (income) expense	(1,342)	(593)	320	501
Settlement expense	532	437	—	—
Total (income) expense	$(810)	$(156)	$320	$501

The Company did not make any contributions to the SpartanNash Company Pension Plan during the 40 weeks ended October 8, 2016, and because there are no required payments, the Company does not expect to make any contributions for the remainder of the fiscal year ending December 31, 2016.

The Company’s retirement programs also include defined contribution plans providing contributory benefits, as well as executive compensation plans for a select group of management personnel or highly compensated associates.

Multi-Employer Plans

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company’s contributions for the 40 weeks ended October 8, 2016 and October 10, 2015 were $10.1 million and $9.9 million, respectively. See Note 8 for further information regarding the Company’s participation in the Central States Plan.

Note 10 – Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefits obligation adjustments.

Changes in AOCI are as follows:

	12 Weeks Ended		40 Weeks Ended
	October 8,	October 10,	October 8,	October 10,
(In thousands)	2016	2015	2016	2015
Balance at beginning of the period, net of tax	$(11,445)	$(11,359)	$(11,447)	$(11,655)
Amortization of amounts included in net periodic benefit cost (a)	1	204	4	681
Income tax expense (b)	—	(78)	(1)	(259)
Amounts reclassified out of AOCI, net of tax	1	126	3	422
Other comprehensive income, net of tax	1	126	3	422
Balance at end of the period, net of tax	$(11,444)	$(11,233)	$(11,444)	$(11,233)
(a)

Reclassified from AOCI into Selling, general and administrative expense. Amortization of amounts included in net periodic benefit cost includes amortization of prior service cost and amortization of net actuarial loss.

(b)	Reclassified from AOCI into Income tax expense.

Note 11 – Income Taxes

The effective income tax rate was 34.6% and 37.5% for the 12 weeks ended October 8, 2016 and October 10, 2015, respectively. For the 40 weeks ended October 8, 2016 and October 10, 2015, the effective income tax rate was 36.7% and 37.4%, respectively. The differences from the federal statutory rate are primarily due to state taxes and federal tax credits in the current year periods and state taxes in the prior year periods.

Note 12 – Stock-Based Compensation

The Company has a shareholder-approved stock incentive plan that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards to directors, officers and other key associates.

Stock-based compensation expense included in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		40 Weeks Ended
	October 8,	October 10,	October 8,	October 10,
(In thousands, except per share amounts)	2016	2015	2016	2015
Stock-based compensation expense (a)	$944	$808	$7,010	$6,470
Income tax benefit	(352)	(301)	(2,646)	(2,477)
Stock-based compensation expense, net of tax	$592	$507	$4,364	$3,993

Stock-based compensation expense (net of tax) per diluted share	$0.02	$0.01	$0.12	$0.11
(a)	Included in “Selling, general and administrative” expenses.

The following table summarizes activity in the stock-based compensation plans for the 40 weeks ended October 8, 2016:

				Weighted
	Shares	Weighted	Restricted	Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at January 2, 2016	308,793	$21.15	637,555	$24.75
Granted	—	—	314,592	28.33
Exercised/Vested	(48,438)	21.31	(255,156)	24.56
Cancelled/Forfeited	(938)	14.36	(28,993)	25.74
Outstanding at October 8, 2016	259,417	$21.15	667,998	$26.47

The Company has not issued any stock options since 2009 and all outstanding options are vested and exercisable at October 8, 2016.

As of October 8, 2016, total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plans were $6.9 million for restricted stock, and are expected to be recognized over a weighted average period of 2.4 years. All compensation costs related to stock options have been recognized.

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	12 Weeks Ended		40 Weeks Ended
	October 8,	October 10,	October 8,	October 10,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Earnings from continuing operations	$16,730	$15,248	$44,250	$46,002
Adjustment for earnings attributable to participating securities	(292)	(259)	(785)	(806)
Earnings from continuing operations used in calculating earnings per share	$16,438	$14,989	$43,465	$45,196
Denominator:
Weighted average shares outstanding, including participating securities	37,470	37,553	37,479	37,617
Adjustment for participating securities	(654)	(639)	(665)	(659)
Shares used in calculating basic earnings per share	36,816	36,914	36,814	36,958
Effect of dilutive stock options	76	100	60	118
Shares used in calculating diluted earnings per share	36,892	37,014	36,874	37,076
Basic earnings per share from continuing operations	$0.45	$0.41	$1.18	$1.22
Diluted earnings per share from continuing operations	$0.45	$0.40	$1.18	$1.22

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	40 Weeks Ended
	October 8,	October 10,
(In thousands)	2016	2015
Non-cash financing activities:
Issuance of restricted stock to associates and directors	$8,913	$8,364
Capital lease obligations	3,490	1,853
Non-cash investing activities:
Capital expenditures included in accounts payable	1,429	2,648
Capital lease asset additions	3,490	1,853
Other supplemental cash flow information:
Cash paid for interest	12,830	14,001

Note 15 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Military	Food Distribution	Retail	Total
12 Weeks Ended October 8, 2016
Net sales to external customers	$506,626	$804,500	$488,959	$1,800,085
Inter-segment sales	—	219,516	—	219,516
Merger integration and acquisition expenses	—	639	1,788	2,427
Depreciation and amortization	2,693	4,842	10,392	17,927
Operating earnings	2,862	18,957	8,048	29,867
Capital expenditures	1,151	3,386	11,342	15,879

12 Weeks Ended October 10, 2015
Net sales to external customers	$505,971	$762,250	$507,180	$1,775,401
Inter-segment sales	—	232,169	—	232,169
Merger integration and acquisition expenses	—	323	4,094	4,417
Depreciation and amortization	2,838	6,131	10,753	19,722
Operating earnings	3,438	16,540	9,246	29,224
Capital expenditures	359	4,690	14,627	19,676

40 Weeks Ended October 8, 2016
Net sales to external customers	$1,686,567	$2,615,964	$1,603,885	$5,906,416
Inter-segment sales	—	716,665	—	716,665
Merger integration and acquisition expenses	1	1,201	3,035	4,237
Depreciation and amortization	8,850	16,139	33,942	58,931
Operating earnings	8,792	64,040	11,315	84,147
Capital expenditures	4,198	13,581	39,436	57,215

40 Weeks Ended October 10, 2015
Net sales to external customers	$1,702,412	$2,531,428	$1,650,108	$5,883,948
Inter-segment sales	—	742,531	—	742,531
Merger integration and acquisition expenses	—	1,359	5,893	7,252
Depreciation and amortization	9,381	20,836	34,743	64,960
Operating earnings	13,491	56,195	20,185	89,871
Capital expenditures	2,738	13,785	40,339	56,862

(In thousands)	October 8, 2016	January 2, 2016
Total Assets
Military	$430,365	$415,140
Food Distribution	797,161	750,277
Retail	763,151	747,359
Discontinued operations	3,202	4,487
Total	$1,993,879	$1,917,263

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel, and other items and services. The following table presents sales by type of similar products and services:

	12 Weeks Ended				40 Weeks Ended
	October 8,		October 10,		October 8,		October 10,
(In thousands, except percentages)	2016		2015		2016		2015
Non-perishables (a)	$1,143,964	63.6%	$1,123,748	63.3%	$3,731,362	63.2%	$3,719,370	63.2%
Perishables (b)	544,200	30.2	550,682	31.0	1,821,347	30.8	1,834,636	31.2
Pharmacy	84,039	4.7	70,772	4.0	269,524	4.6	231,929	3.9
Fuel	27,882	1.5	30,199	1.7	84,183	1.4	98,013	1.7
Consolidated net sales	$1,800,085	100.0%	$1,775,401	100.0%	$5,906,416	100.0%	$5,883,948	100.0%
(a)	Consists primarily of general merchandise, grocery, beverages, snacks, tobacco products and frozen foods.
(b)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note 16 – Subsequent Events

On November 3, 2016, the Company entered into a definitive agreement to acquire certain assets of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) for $217.5 million in cash, in addition to reimbursing Caito for certain transaction costs and providing two earn-out opportunities that have the potential to pay the sellers an additional $12.4 million collectively if the business achieves certain performance targets. The purchase price will be funded with proceeds from the Company’s asset-based lending facility.

Founded in Indianapolis in 1965, Caito Foods Service is a leading supplier of fresh fruit and vegetables to grocery retailers and food service distributors across 22 states in the Southeast, Midwest and Eastern United States. Caito and BRT, which generate combined annual revenues in excess of $600 million, currently service customers from facilities in Indiana, Ohio and Florida. Caito also has a central fresh cut fruit and vegetable facility in Indianapolis and is completing construction on its new 118,000 square foot Fresh Kitchen facility, also in Indianapolis. The $32 million Fresh Kitchen will process, cook, and package fresh protein-based foods and complete meals; it is expected to be fully operational in the first quarter of 2017. The company offers temperature-controlled distribution and logistics services throughout North America through its affiliate Blue Ribbon Transport.

The acquisition will strengthen the Company’s product offerings to its existing customer base by expanding into the fast-growing freshly-prepared centerplate and side dish categories. The Company expects to close the acquisition by early January 2017, subject to regulatory approval and customary closing conditions.

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

Overview

SpartanNash is headquartered in Grand Rapids, Michigan and is a leading multi-regional grocery distributor and grocery retailer and the leading distributor of grocery products to military commissaries in the United States. The Company operates three reportable business segments: Military, Food Distribution and Retail.

The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Cuba, Puerto Rico, Bahrain and Egypt. The Company has over 40 years of experience acting as a distributor to U.S. military commissaries and exchanges.

The Company’s Food Distribution segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to approximately 2,100 independently-owned supermarkets and 159 corporate owned retail stores. The Food Distribution segment currently conducts business in 47 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States. Through its Food Distribution segment, the Company also services a large national retailer, Dollar General. Sales are made to approximately 13,000 retail locations for this customer.

The Company’s Retail segment operates 159 supermarkets in the Midwest and Great Lakes regions primarily under the banners of Family Fare Supermarkets, Family Fresh Markets, D&W Fresh Markets, and Sun Mart. The Company offers pharmacy services in 91 of its supermarkets and also operates 30 fuel centers. The retail supermarkets have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays.

Fiscal 2016 Third Quarter and Year-To-Date Highlights

During the third quarter of fiscal 2016, the Company continued to demonstrate its ability to generate sales and earnings growth in a challenging operating environment. New business growth and continued focus on productivity and efficiency initiatives helped mitigate the impact of prolonged deflation on the Company’s earnings. During the quarter, the Company continued to expand its natural, organic, and private brand offerings to provide greater value to its customers while also making investments to drive improvements through its supply chain network.

Third quarter and year-to-date fiscal 2016 operational highlights include:

•

The Company realized sales growth in its Food Distribution segment due to new business gains and growth of existing accounts. The Company continues to focus on new business prospects to drive sales and related profits, including opportunities within the alternative channel space and those in which the Company offers supply chain solutions to complicated logistics issues.

•

The Company achieved sales growth in its Military segment, primarily from new business associated with the distribution of fresh products to commissaries. The incremental sales helped lessen the impact of overall declines at the Defense Commissary Agency (DeCA) operated commissaries. The Company is encouraged by the potential opportunities to generate additional volume in its existing business.

•

The Company celebrated the grand re-openings of eight newly remodeled and re-bannered stores in Omaha, bringing the total number of Family Fare Supermarkets in this region to 14. As part of the grand re-openings, the Company completed the roll out of its customer loyalty program to all Family Fare Supermarkets in this region.

•

The Company continued to integrate its supply chain organization to further optimize the network and increase asset utilization. The Company consolidated its warehouse in Statesboro, Georgia, which was underutilized, into its facility in Columbus, Georgia in the second quarter. The Company consolidated its Westville, Indiana warehouse into its Lima, Ohio facility in the first quarter. The Company expects that the consolidation of these facilities will lead to lower costs over time for its customers, as well as enhanced product freshness and selection.

•

The Company continued the roll out of Open Acres™, a new private brand for fresh items. This new brand features items in meat, deli, bakery and produce. The introduction of the brand closes a gap in the private brands portfolio that existed in the non-Michigan footprint. Open Acres™ commits to deliver national brand quality or better products at a significant savings to consumers in both corporate owned and independent store locations.

•

The Company also continues to expand its private brand program and living well offering for both its independent customers and corporate owned stores. This expanded offering includes the Company’s natural and organic Full Circle™ private brand line as well as a significant increase in SKUs across organic produce and healthier specialty items.

•

The Company continued to invest in analytical capabilities to provide helpful data and insights to help drive more targeted and personalized marketing as well as more relevant product and assortment selections. With the use of a refined customer segmentation dataset, the Company looks to better understand customer buying patterns in each of the regions in which it operates and believes the advancements will drive greater engagement by better matching product selection and overall value proposition to customer desires.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales								Percentage Change
									12 Weeks	40 Weeks
	12 Weeks Ended				40 Weeks Ended				Ended	Ended
	October 8,		October 10,		October 8,		October 10,		October 8,	October 8,
	2016		2015		2016		2015		2016	2016
Net sales	100.0		100.0		100.0		100.0		1.4	0.4
Gross profit	14.2		14.6		14.4		14.6		(1.4)	(0.6)
Merger integration and acquisition	0.1		0.2		0.1		0.1		(45.1)	(41.6)
Selling, general and administrative expenses	12.3	*	12.8	*	12.5		12.9	*	(1.9)	(1.6)
Restructuring charges and asset impairment	0.1		0.0		0.4		0.1		**	**
Operating earnings	1.7		1.6		1.4		1.5		2.2	(6.4)
Other income and expenses	0.3	*	0.2	*	0.2		0.3		(11.6)	(13.2)
Earnings before income taxes and discontinued operations	1.4		1.4		1.2		1.2		4.9	(4.8)
Income taxes	0.5		0.5		0.5	*	0.4	*	(3.0)	(6.6)
Earnings from continuing operations	0.9		0.9		0.7		0.8		9.7	(3.8)
Loss from discontinued operations, net of taxes	(0.0)		0.0		(0.0)		(0.0)		**	**
Net earnings	0.9		0.9		0.7		0.8		8.2	(4.3)
*	Difference due to rounding
**	Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			40 Weeks Ended
	October 8,	October 10,		October 8,	October 10,
(In thousands)	2016	2015	Variance	2016	2015	Variance
Military	$506,626	$505,971	$655	$1,686,567	$1,702,412	$(15,845)
Food Distribution	804,500	762,250	42,250	2,615,964	2,531,428	84,536
Retail	488,959	507,180	(18,221)	1,603,885	1,650,108	(46,223)
Total net sales	$1,800,085	$1,775,401	$24,684	$5,906,416	$5,883,948	$22,468

Total net sales for the quarter ended October 8, 2016 (“third quarter”) increased $24.7 million, or 1.4%, to $1.80 billion from $1.78 billion in the quarter ended October 10, 2015 (“prior year quarter”). Net sales for the year-to-date period ended October 8, 2016 (“year-to-date period”) increased $22.5 million, or 0.4%, to $5.91 billion from $5.88 billion in the prior year-to-date period ended October 10, 2015 (“prior year-to-date”). The third quarter and year-to-date increases were driven by sales growth in the Food Distribution segment, as described further below.

Net sales for the third quarter in the Military segment increased $0.6 million, or 0.1%, to $506.6 million from $506.0 million in the prior year quarter, primarily due to new business gains associated with the distribution of fresh products, partially offset by continued lower sales at the Defense Commissary Agency (DeCA) operated commissaries. Net sales for the year-to-date period decreased $15.8 million, or 0.9%, from $1,702.4 million in the prior year-to-date period to $1,686.6 million. The year-to date decrease was primarily attributable to lower sales at the DeCA-operated commissaries, partially offset by new business gains associated with the distribution of fresh products.

Net sales for the third quarter in the Food Distribution segment increased $42.2 million, or 5.5%, to $804.5 million from $762.3 million in the prior year quarter. Net sales for the year-to-date period increased $84.6 million, or 3.3%, to $2,616.0 million from $2,531.4 million in the prior year-to-date period. The third quarter and year-to-date increases were primarily due to new business gains as well as the growth of existing accounts, which more than offset the impact of continued deflation.

Net sales for the third quarter in the Retail segment decreased $18.2 million, or 3.6%, from $507.2 million in the prior year quarter to $489.0 million. Despite sequential improvements in comparable store sales and higher fuel gallons, the ongoing deflationary environment and continued challenging economic conditions, particularly in certain western geographies, contributed to the lower sales at Retail. The decrease in net sales was primarily attributable to a 1.8% decrease in comparable store sales, excluding fuel, $7.9 million in lower sales resulting from retail store closures, and $3.8 million due to lower retail fuel prices compared to the prior year quarter. Net sales for the year-to-date period decreased $46.2 million, or 2.8%, from $1,650.1 million in the prior year-to-date period to $1,603.9 million. The year-to-date decrease was primarily due to similar factors outlined above: a 2.8% decrease in comparable store sales, excluding fuel, $32.2 million in lower sales resulting from the closure of retail stores and one fuel center, and $14.0 million due to lower retail fuel prices, partially offset by contributions from stores acquired in the prior year. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period is normally four weeks), with remodeled, expanded and relocated stores included in comparable stores.

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

Gross profit for the third quarter decreased $3.7 million, or 1.4%, from $259.0 million in the prior year quarter to $255.3 million. As a percent of net sales, gross profit for the third quarter was 14.2% compared to 14.6% in the prior year quarter. Gross profit for the year-to-date period decreased $5.1 million, or 0.6%, from $857.3 million in the prior year-to-date period to $852.2 million. As a percent of net sales, gross profit for the year-to-date period was 14.4% compared to 14.6% in the prior year-to-date period. The third quarter and year-to-date gross profit rate decreases were primarily due to the impact of continued deflation, new business, and changes in the mix of business operations.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses for the third quarter decreased $4.3 million, or 1.9%, from $224.6 million in the prior year quarter to $220.3 million, and improved to 12.3% as a percentage of net sales compared to 12.8% in the prior year quarter. SG&A expenses for the year-to-date period decreased $12.4 million, or 1.6%, from $752.5 million in the prior year-to-date period to $740.1 million, and improved to 12.5% as a percentage of net sales compared to 12.9% in the prior year-to-date period. The third quarter and year-to-date decreases were primarily due to lower depreciation expense associated with fully depreciated assets, the impact of store closures, supply chain improvements and lower occupancy costs, partially offset by costs associated with a water main break and ongoing warehouse consolidation efforts.

Merger Integration and Acquisition – Merger integration and acquisition expenses for the third quarter were $2.4 million compared to $4.4 million in the prior year quarter and primarily represent the integration of merchandising and marketing programs for the Family Fare Supermarkets in Omaha, Nebraska. Merger integration and acquisition expenses for the year-to-date period were $4.2 million compared to $7.3 million for the prior year-to-date period. The merger integration costs continue to decrease as certain merger integration projects are completed in connection with the Company’s integration plan.

Restructuring Charges and Asset Impairment – Third quarter restructuring charges and asset impairment consisted primarily of charges associated with the Company’s retail store rationalization plan. The year-to-date restructuring charges and asset impairment consisted primarily of charges related to the closure of four retail stores and two food distribution centers, which were part of the Company’s retail store and warehouse rationalization plan, as well as impairment charges related to underperforming retail stores. Restructuring charges and asset impairment in the prior year quarter consisted primarily of charges related to three underperforming retail stores and the closure of a Military distribution center, partially offset by the gain on sale of a previously closed retail store. The prior year-to-date restructuring charges and asset impairment consisted primarily of charges related to underperforming retail stores and costs related to the closure of retail stores and distribution centers, partially offset by the gains on sales of assets related to a previously closed food distribution center and retail stores and favorable settlements on lease terminations of previously closed stores.

Interest Expense – Interest expense for the third quarter decreased $0.6 million, or 11.3%, from $5.0 million in the prior year quarter to $4.4 million. Interest expense for the year-to-date period decreased $1.9 million, or 11.7%, from $16.6 million in the prior year-to-date period to $14.7 million. The decrease in interest expense was primarily due to lower interest resulting from the senior note redemption in December 2015 and decreased borrowings.

Income Taxes – The effective income tax rates were 34.6% and 37.5% for the third quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective income tax rates were 36.7% and 37.4%, respectively. The differences from the federal statutory rate are primarily due to state taxes and federal tax credits in the current year periods and state taxes in the prior year periods.

Adjusted Operating Earnings

Adjusted operating earnings is a non-GAAP operating financial measure that the Company defines as operating earnings plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

The Company believes that adjusted operating earnings provide a meaningful representation of its operating performance for the Company as a whole and for its operating segments. The Company considers adjusted operating earnings as an additional way to measure operating performance on an ongoing basis. Adjusted operating earnings is meant to reflect the ongoing operating performance of all of its distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted operating earnings and adjusted operating earnings by segment are performance measures that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for both management and its investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in adjusted operating earnings format.

Adjusted operating earnings is not a measure of performance under accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered as a substitute for operating earnings, cash flows from operating activities and other income or cash flow statement data. The Company’s definition of adjusted operating earnings may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of operating earnings to adjusted operating earnings for the 12 and 40 weeks ended October 8, 2016 and October 10, 2015.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
Operating earnings	$29,867	$29,224	$84,147	$89,871
Adjustments:
Merger integration and acquisition expenses	2,427	4,417	4,237	7,252
Restructuring charges and asset impairment	2,662	760	23,714	7,762
Fees and expenses related to tax planning strategies	—	—	—	569
Severance associated with cost reduction initiatives	149	371	839	371
Adjusted operating earnings	$35,105	$34,772	$112,937	$105,825
Reconciliation of operating earnings to adjusted operating earnings by segment:
Military:
Operating earnings	$2,862	$3,438	$8,792	$13,491
Adjustments:
Merger integration and acquisition expenses	—	—	1	—
Restructuring charges (gains) and asset impairment	18	984	(241)	984
Fees and expenses related to tax planning strategies	—	—	—	75
Severance associated with cost reduction initiatives	20	95	242	95
Adjusted operating earnings	$2,900	$4,517	$8,794	$14,645
Food Distribution:
Operating earnings	$18,957	$16,540	$64,040	$56,195
Adjustments:
Merger integration and acquisition expenses	639	323	1,201	1,359
Restructuring charges (gains) and asset impairment	207	41	4,749	(237)
Fees and expenses related to tax planning strategies	—	—	—	282
Severance associated with cost reduction initiatives	12	116	218	116
Adjusted operating earnings	$19,815	$17,020	$70,208	$57,715
Retail:
Operating earnings	$8,048	$9,246	$11,315	$20,185
Adjustments:
Merger integration and acquisition expenses	1,788	4,094	3,035	5,893
Restructuring charges (gains) and asset impairment	2,437	(265)	19,206	7,015
Fees and expenses related to tax planning strategies	—	—	—	212
Severance associated with cost reduction initiatives	117	160	379	160
Adjusted operating earnings	$12,390	$13,235	$33,935	$33,465

Adjusted Earnings from Continuing Operations

Adjusted earnings from continuing operations is a non-GAAP operating financial measure that the Company defines as earnings from continuing operations plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

The Company believes that adjusted earnings from continuing operations provide a meaningful representation of its operating performance for the Company. The Company considers adjusted earnings from continuing operations as an additional way to measure operating performance on an ongoing basis. Adjusted earnings from continuing operations is meant to reflect the ongoing operating performance of all of its distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted earnings from continuing operations is a performance measure that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for both management and its investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in adjusted earnings from continuing operations format.

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 12 and 40 weeks ended October 8, 2016 and October 10, 2015.

	12 Weeks Ended
	October 8, 2016			October 10, 2015
		per diluted			per diluted
(In thousands, except per share amounts)	Earnings	share		Earnings	share
Earnings from continuing operations	$16,730	$0.45		$15,248	$0.40
Adjustments:
Merger integration and acquisition expenses	2,427			4,417
Restructuring charges and asset impairment	2,662			760
Severance associated with cost reduction initiatives	149			371
Total adjustments	5,238			5,548
Favorable settlement of unrecognized tax liability	—			(94)
Income tax effect on adjustments (a)	(1,918)			(2,072)
Total adjustments, net of taxes	3,320	0.08	*	3,382	0.09
Adjusted earnings from continuing operations	$20,050	$0.53		$18,630	$0.49

	40 Weeks Ended
	October 8, 2016			October 10, 2015
		per diluted			per diluted
(In thousands, except per share amounts)	Earnings	share		Earnings	share
Earnings from continuing operations	$44,250	$1.18		$46,002	$1.22
Adjustments:
Merger integration and acquisition expenses	4,237			7,252
Restructuring charges and asset impairment	23,714			7,762
Fees and expenses related to tax planning strategies	—			569
Severance associated with cost reduction initiatives	839			371
Total adjustments	28,790			15,954
Favorable settlement of unrecognized tax liability	—			(94)
Tax planning strategies	—			(730)
Income tax effect on adjustments (a)	(10,871)			(6,110)
Total adjustments, net of taxes	17,919	0.48		9,020	0.24
Adjusted earnings from continuing operations	$62,169	$1.66		$55,022	$1.46

* Includes rounding
(a)	The income tax effect on adjustments is computed by applying the effective tax rate, before discrete tax items, to the total adjustments for the period.

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

The Company believes that adjusted EBITDA provides a meaningful representation of its operating performance for the Company as a whole and for its operating segments. The Company considers adjusted EBITDA as an additional way to measure operating performance on an ongoing basis. Adjusted EBITDA is meant to reflect the ongoing operating performance of all of its distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted EBITDA and adjusted EBITDA by segment are performance measures that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for both management and its investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in adjusted EBITDA format.

Adjusted EBITDA and adjusted EBITDA by segment are not measures of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. The Company’s definitions of adjusted EBITDA and adjusted EBITDA by segment may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of net earnings to adjusted EBITDA for the 12 and 40 weeks ended October 8, 2016 and October 10, 2015.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
Net earnings	$16,648	$15,393	$43,982	$45,981
Loss (earnings) from discontinued operations, net of tax	82	(145)	268	21
Income taxes	8,864	9,141	25,635	27,444
Other expenses, net	4,273	4,835	14,262	16,425
Operating earnings	$29,867	$29,224	$84,147	$89,871
Adjustments:
LIFO (benefit) expense	(341)	178	2,130	3,195
Depreciation and amortization	17,927	19,722	58,931	64,960
Merger integration and acquisition expenses	2,427	4,417	4,237	7,252
Restructuring charges and asset impairment	2,662	760	23,714	7,762
Fees and expenses related to tax planning strategies	—	—	—	569
Stock-based compensation	943	808	7,010	6,470
Other non-cash (gains) charges	(71)	123	3	(409)
Adjusted EBITDA	$53,414	$55,232	$180,172	$179,670
Reconciliation of operating earnings to adjusted EBITDA by segment:
Military:
Operating earnings	$2,862	$3,438	$8,792	$13,491
Adjustments:
LIFO expense (benefit)	134	(59)	678	620
Depreciation and amortization	2,693	2,838	8,850	9,381
Merger integration and acquisition expenses	—	—	1	—
Restructuring charges (gains) and asset impairment	18	984	(241)	984
Fees and expenses related to tax planning strategies	—	—	—	75
Stock-based compensation	171	144	1,178	998
Other non-cash charges	58	101	262	204
Adjusted EBITDA	$5,936	$7,446	$19,520	$25,753
Food Distribution:
Operating earnings	$18,957	$16,540	$64,040	$56,195
Adjustments:
LIFO (benefit) expense	(348)	16	941	1,575
Depreciation and amortization	4,842	6,131	16,139	20,836
Merger integration and acquisition expenses	639	323	1,201	1,359
Restructuring charges (gains) and asset impairment	207	41	4,749	(237)
Fees and expenses related to tax planning strategies	—	—	—	282
Stock-based compensation	409	363	3,090	2,992
Other non-cash (gains) charges	(61)	123	137	164
Adjusted EBITDA	$24,645	$23,537	$90,297	$83,166
Retail:
Operating earnings	$8,048	$9,246	$11,315	$20,185
Adjustments:
LIFO (benefit) expense	(127)	221	511	1,000
Depreciation and amortization	10,392	10,753	33,942	34,743
Merger integration and acquisition expenses	1,788	4,094	3,035	5,893
Restructuring charges (gains) and asset impairment	2,437	(265)	19,206	7,015
Fees and expenses related to tax planning strategies	—	—	—	212
Stock-based compensation	363	301	2,742	2,480
Other non-cash gains	(68)	(101)	(396)	(777)
Adjusted EBITDA	$22,833	$24,249	$70,355	$70,751

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	40 Weeks Ended
(In thousands)	October 8, 2016	October 10, 2015
Cash flow activities
Net cash provided by operating activities	$78,573	$129,869
Net cash used in investing activities	(52,536)	(71,497)
Net cash used in financing activities	(21,944)	(47,486)
Net cash used in discontinued operations	(414)	(8,819)
Net increase in cash and cash equivalents	3,679	2,067
Cash and cash equivalents at beginning of period	22,719	6,443
Cash and cash equivalents at end of period	$26,398	$8,510

Net cash provided by operating activities.  Net cash provided by operating activities decreased $51.3 million from the prior year-to-date period primarily due to customer advances to support sales growth and the timing of working capital requirements.

Net cash used in investing activities.  Net cash used in investing activities decreased $19.0 million to $52.5 million from $71.5 million in the prior year-to-date period primarily due to the acquisition of Dan’s (see Note 3 to the financial statements) in the prior year, partially offset by a decrease in proceeds on the sale of assets of previously closed facilities.

The Military, Food Distribution and Retail segments utilized 7.3%, 23.7% and 69.0% of capital expenditures, respectively, in fiscal 2016.

Net cash used in financing activities.  Net cash used in financing activities was $21.9 million compared to $47.5 million used in the prior year-to-date period primarily resulting from changes in net cash flows related to the revolving credit facility.

Net cash used in discontinued operations.  Net cash used in discontinued operations contains the net cash flows of the Company’s Retail and Food Distribution discontinued operations.

Debt Management

Total debt, including capital lease obligations and current maturities, was $494.4 million and $486.8 million as of October 8, 2016 and January 2, 2016, respectively. The slight increase in total debt was driven by drawdowns on the credit facility to finance the Company’s customer advances to support sales growth and working capital requirements.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility which has maximum available credit of $1.0 billion. As of October 8, 2016, the senior secured revolving credit facility and senior secured term loan collectively had outstanding borrowings of $440.0 million. Additional available borrowings under the Company’s $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $321.6 million at October 8, 2016. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $10.0 million were outstanding as of October 8, 2016. The revolving credit facility matures January 2020, and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.79:1.00 at October 8, 2016 compared to 1.81:1.00 at January 2, 2016 and its investment in working capital was $414.7 million at October 8, 2016 compared to $396.3 million at January 2, 2016. Net debt to total capital ratio was 0.36:1.00 at October 8, 2016 compared to 0.37:1.00 at January 2, 2016.

Total net debt is a non-GAAP financial measure that is defined as long-term debt and capital lease obligations, plus current maturities of long-term debt and capital lease obligations, less cash and cash equivalents. The ratio of net debt to capital is a non-GAAP financial measure that is calculated by dividing net debt, as defined previously, by total capital (net debt plus total shareholders’ equity). The Company believes both management and its investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments. Total net debt is not a substitute for GAAP financial measures and may differ from similarly titled measures of other companies.

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of October 8, 2016 and January 2, 2016.

(In thousands)	October 8, 2016	January 2, 2016
Current maturities of long-term debt and capital lease obligations	$18,998	$19,003
Long-term debt and capital lease obligations	475,365	467,793
Total debt	494,363	486,796
Cash and cash equivalents	(26,398)	(22,719)
Total net long-term debt	$467,965	$464,077

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016. At October 8, 2016, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends and Share Repurchase Plan

During the year-to-date period ended October 8, 2016, the Company returned $25.9 million to shareholders from share repurchases and dividend payments.

During the first quarter of fiscal 2016, the Company repurchased 396,030 shares of its common stock for a total of $9.0 million under its $50.0 million repurchase program that expired on May 17, 2016. During the first quarter of fiscal 2016, the SpartanNash Board of Directors authorized a new five-year share repurchase program for an additional $50.0 million of its outstanding common stock. As of October 8, 2016, the Company had not made any repurchases under its new share repurchase plan.

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

Under the senior revolving credit facility, the Company is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions and share repurchases, do not exceed $25.0 million. Additionally, the Company is generally permitted to pay cash dividends in excess of $25.0 million in any fiscal year so long as its Excess Availability, as defined in the senior revolving credit facility, is in excess of 10% of the Total Borrowing Base, as defined in the senior revolving credit facility, before and after giving effect to the repurchases and dividends.

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond October 8, 2016. These commitments consist primarily of standby letters of credit of $10.0 million as of October 8, 2016.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of October 8, 2016 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the third quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of the Company’s own common stock during the 12 week period ended October 8, 2016.

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2013. Herein incorporated by reference.

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 18, 2015. Herein incorporated by reference.

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

SPARTANNASH COMPANY (Registrant)
Date: November 10, 2016	By	/s/ Christopher P. Meyers
Christopher P. Meyers Executive Vice President and Chief Financial Officer