Form 10-K
period 2016-12-31
SpartanNash Co
filed 2017-03-01
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Select Market on July 15, 2016 (which was the last trading day of the registrant’s second quarter in the fiscal year ended December 31, 2016) was $1,131,571,729.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 28, 2017 was 37,519,304, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held May 23, 2017

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

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. These risks and uncertainties include general business conditions, changes in overall economic conditions that impact consumer spending, the Company’s ability to integrate acquired assets, the impact of competition and other factors which are often beyond the control of the Company, and other risks listed in Part I, “Item 1A. Risk Factors,” of this report and risks and uncertainties not presently known to the Company or that the Company currently deems immaterial.

This section and the discussions contained in Item 1A. “Risk Factors,” and in Item 7, subheading “Critical Accounting Policies” in this report, both of which are incorporated here by reference, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur or information obtained after the date of this Annual Report.

PART I

Item 1.Business

Overview

SpartanNash Company (together with its subsidiaries, “SpartanNash” or “the Company”) is a Fortune 400 company whose core businesses include distributing grocery products to independent grocery retailers (“independent retailers”), select national retailers, food service distributors, its corporate owned retail stores, and United States (“U.S.”) military commissaries. SpartanNash serves customer locations in 47 states and the District of Columbia, Europe, Cuba, Puerto Rico, Bahrain and Egypt. As of December 31, 2016, the Company operated 157 supermarkets, primarily under the banners of Family Fare Supermarkets, VG’s Food and Pharmacy, D&W Fresh Market, Sun Mart and Family Fresh Market. Through its Military division, SpartanNash is the leading distributor of grocery products to military commissaries in the United States. The Company operates three reportable business segments: Food Distribution, Military and Retail. For the fiscal year ended December 31, 2016, the Company generated net sales of approximately $7.7 billion.

Established in 1917 as a cooperative grocery distributor, Spartan Stores Inc. (“Spartan Stores”) converted to a for-profit business corporation in 1973. In January 1999, Spartan Stores began to acquire retail supermarkets in its focused geographic regions. In August 2000, Spartan Stores common stock became listed on the NASDAQ Stock Market under the symbol “SPTN.” On November 19, 2013, Spartan Stores merged with Nash-Finch Company (“Nash-Finch”) and the combined company was named SpartanNash Company. Unless the context otherwise requires, the use of the terms “SpartanNash,” and “the Company” in this Annual Report on Form 10-K refers to the surviving corporation SpartanNash Company and, as applicable, its consolidated subsidiaries.

On January 6, 2017, the Company acquired certain assets and assumed certain liabilities of Caito Foods Service (“Caito”), a leading supplier of fresh fruit and vegetables as well as value-added solutions for retailers, and its affiliate, Blue Ribbon Transport (“BRT”), which provides temperature-controlled distribution and logistics services throughout North America. The acquisition strengthens the Company’s fresh product offerings and value-added services, such as freshly-prepared centerplate and side dish categories, and also complements the Company’s existing supply chain network.

The Company’s hybrid business model supports the close functioning of its Food Distribution, Military and Retail operations, optimizing the natural complements of each business segment while also enhancing the ability of the Company’s independent retailers to compete long-term in the grocery industry. The model produces operational efficiencies, helps stimulate distribution product demand, and provides sharper visibility and broader business growth options. In addition, the Food Distribution, Military and Retail diversification provides added flexibility to pursue the best long-term growth opportunities in each segment.

SpartanNash has established key management priorities for the longer-term strategy of the Company, including establishing a well-differentiated product offering for its Food Distribution, Military and Retail segments, and additional strategies designed to create value for its shareholders, retailers and customers. These priorities are:

Food Distribution:

•

Integrate and leverage the recent acquisition of Caito Foods Service to strengthen the Company’s produce and value-added produce and meal solution offerings and increase the size and scope of its customer base.

•	Provide innovative and impactful solutions for customers.
•

Leverage retail competency and combined distribution platform capabilities to increase business within the existing account base and to potentially add new distribution categories and take advantage of current competitive dynamics to supply new customers.

•	Proactively pursue financially and strategically attractive acquisition opportunities.
•	Increase private brand penetration and overall purchase concentration.
•	Enhance the value-added offer to exceed the expectations and further meet the needs of customers.

Military:

•	Highlight the resale and sale opportunities available to potential Military customers in all segments to attract additional customers to the Company’s Military platform.
•

Continue to partner with Coastal Pacific Food Distributors, the second largest military distributor of grocery products, in terms of revenue, to leverage the advantage of a worldwide distribution network.

•

Partner with the Defense Commissary Agency (“DeCA”) in its new initiative to offer a variety of private brand products to military commissaries worldwide and begin shipping these products during the first half of fiscal 2017.

Retail:

•	Focus on high quality fresh offerings, value pricing, customer convenience and the associates at corporate owned retail stores.
•	Drive a lean and efficient operating cost structure to increase profits and compete effectively.
•	Continue to rationalize existing store base to maximize capital efficiency and enhance profitability.
•	Make targeted capital investments to modernize and improve the existing store base.
•	Expand consumer relationships with pharmacy, e-commerce and fuel, and personalize target customer offers.

Supply Chain:

•	Leverage competitive position, scale and financial flexibility to further grow the distribution channel.
•

Gain efficiencies through productivity and efficiency initiatives and by leveraging one supply chain network across segments, and further realize benefits from continued investments in the supply chain network.

•	Explore synergies with the acquisition of Blue Ribbon Transport to seek opportunities to optimize the inbound lanes as a larger, integrated company.

Food Distribution Segment

The Company’s Food Distribution segment uses a multi-platform sales approach to distribute grocery products to independent retailers, select national retailers, food service distributors, and the Company’s corporate owned retail stores. Total net sales from the Company’s Food Distribution segment, including sales to corporate owned retail stores that are eliminated in the consolidated financial statements, were approximately $4.4 billion for the fiscal year ended December 31, 2016. As of the end of fiscal 2016, the Company believes it is the sixth largest wholesale distributor, in terms of annual revenue, to supermarkets in the United States.

Customers. The Company’s Food Distribution segment supplies grocery products to a diverse group of approximately 2,100 independent retailers with operations ranging from a single store to supermarket chains with over 30 stores, food service distributors and the Company’s corporate owned retail stores. As of December 31, 2016, the Company operates in 47 states by leveraging a platform of 17 distribution centers servicing the Food Distribution and Military segments. This extensive geographic reach drives economies of scale and provides opportunities for independent retailers to purchase products at competitive prices in order to compete long-term in the grocery industry.

Through its Food Distribution segment, the Company also services select national retailers, including Dollar General. Sales to Dollar General are made to approximately 13,000 of its retail locations, with sales representing 11.2% and 10.7% of consolidated net sales for fiscal 2016 and 2015, respectively. Except for these two fiscal years, sales to this customer did not exceed 10% of consolidated net sales for any other year presented. The Company’s Food Distribution customer base is diverse, and no other single customer exceeded 5% of consolidated net sales in any of the years presented.

The Company’s five largest Food Distribution customers (excluding corporate owned retail stores) accounted for approximately 39% of total Food Distribution net sales for the fiscal year ended December 31, 2016. In addition, approximately 83% of Food Distribution net sales for the fiscal year ended December 31, 2016, including sales to corporate owned retail stores, are either covered under supply agreements with independent retailers or are intercompany sales.

The recent acquisition of Blue Ribbon Transport on January 6, 2017 expanded the Company’s capability to offer temperature-controlled distribution and logistics services throughout North America.

Products. The Company’s Food Distribution segment provides a selection of approximately 60,000 stock-keeping units (SKUs) of nationally branded and private brand grocery products (see “Marketing and Merchandising – Private Brands”) and perishable food products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmacy. With the acquisition of Caito, the product offering will include fresh protein-based foods, prepared meals, and value-added products such as fresh-cut fruits and vegetables and prepared salads. These product offerings, along with best in class services, allow independent retailers the opportunity to support the majority of their operations with a single supplier. Meeting consumers’ needs will continue to be SpartanNash’s priority as it executes its hybrid business model of Food Distribution, Military and Retail operations.

Additional Services. The Company offers and provides many of its independent Food Distribution customers with value-added services, including:

● Site identification and market analysis	● Coupon redemption
● Store planning and development	● Product reclamation
● Marketing, promotion and advertising	● Graphic services
● Website design, technology and information services	● Category management
● Accounting, payroll and tax preparation	● Real estate services
● Human resource services	● Construction management services
● Fuel technology	● Pharmacy retail and procurement services
● Account management field sales support	● Retail pricing
● InSite and NetNash Business to Business communications	● Security consulting and investigation services
● Digital coupons	● Demo program

Military Segment

The Company’s Military segment contracts with manufacturers and brokers to distribute a wide variety of grocery products primarily to U.S. military commissaries and exchanges.

The distributed grocery products are delivered to over 160 military commissaries and over 440 exchanges located in more than 45 states across the United States and the District of Columbia, Europe, Cuba, Puerto Rico, Bahrain and Egypt. The Company’s distribution centers are strategically located among the largest concentration of military bases in the areas the Company serves and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges. The Company’s Military segment has an outstanding reputation as a distributor focused on U.S. military commissaries and exchanges, based in large measure on its excellent service metrics, which include fill rate, on-time delivery and shipping accuracy.

DeCA operates a chain of over 238 commissaries on U.S. military installations throughout the world that sell approximately $5.2 billion of grocery products annually. DeCA contracts with manufacturers to obtain grocery products for the commissary system. Manufacturers either deliver the products to the commissaries themselves or, more commonly, contract with distributors such as SpartanNash to deliver the products. Manufacturers must authorize the distributors as their official representatives to DeCA, and the distributors must adhere to DeCA’s frequent delivery system (“FDS”) procedures governing matters such as product identification, ordering and processing, information exchange and resolution of discrepancies. The Company obtains distribution contracts with manufacturers through competitive bidding processes and direct negotiations.

As of December 31, 2016, the Company has approximately 250 distribution contracts representing approximately 600 manufacturers that supply products to the DeCA commissary system and various exchange systems. Generally, larger contracts or those subject to a request-for-proposal process have definitive durations, whereas smaller contracts generally have indefinite terms; and all contract types allow for termination by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify the commissaries and exchanges to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements, and pricing and payment terms. The Company’s ten largest manufacturer customers represented approximately 43% of the Company’s Military segment sales for the fiscal year ended December 31, 2016.

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

After the Company ships a particular manufacturer’s products to commissaries in response to an order from DeCA, the Company invoices the manufacturer for the product price plus a drayage fee that is typically based on a percentage of the purchase price, but may in some cases be based on a dollar amount per case or pound of product sold. The Company’s order handling and invoicing activities are facilitated by procurement and billing systems developed specifically for the Military business, which address the unique aspects of its business, and provides the Company’s manufacturer customers with a web-based, interactive means of accessing critical order, inventory and delivery information.

On December 8, 2016, the Company was competitively awarded by DeCA to be the exclusive worldwide supplier of a variety of private brand products to U.S. military commissaries for the first time in the agency’s history. DeCA stated that its key selection criteria in choosing its partner were simplicity, ease and efficiency of implementation, cost savings, and ability to support and grow the program in the future. The Company will begin distribution of certain private brand products in the first half of fiscal 2017.

Retail Segment

As of December 31, 2016, the Company operated 157 corporate owned retail stores in the Midwest and Great Lakes regions primarily under the banners of Family Fare Supermarkets, VG’s Food and Pharmacy, D&W Fresh Markets, Sun Mart and Family Fresh Market. Retail banners and numbers of stores are more fully detailed in Item 2, “Properties,” of this report.

The Company’s neighborhood market strategy distinguishes its corporate owned retail stores from supercenters and limited assortment stores by emphasizing convenient locations, demographically-targeted merchandise selections, high-quality fresh offerings, customer service, value pricing and community involvement.

The Company’s corporate owned retail stores offer nationally branded and private brand grocery products (see “Marketing and Merchandising – Private Brands”), as well as perishable food products including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products and health and beauty care products. The private brand grocery products provide higher retail margins and may help improve customer loyalty by providing quality products at affordable prices. The Company also offered pharmacy services in 90 of its corporate owned retail stores as of December 31, 2016. The Company’s corporate owned retail stores range in size from approximately 14,000 to 89,800 total square feet, or on average, approximately 41,000 total square feet per store.

As of December 31, 2016, the Company operated 30 fuel centers primarily at its corporate owned retail stores operating under the banners Family Fare Quick Stop, D&W Quick Stop, VG’s Quick Stop, Forest Hills Quick Stop and Sun Mart Express Fuel. These fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of popular consumable products. The Company’s prototypical Quick Stop stores are approximately 1,100 square feet in size. The Company has experienced increased supermarket sales upon opening fuel centers and initiating cross-merchandising activities.

The Company’s corporate owned retail stores are primarily the result of acquisitions prior to June 2015, including the merger with Nash-Finch Company in November 2013. The following chart details the changes in the number of corporate owned retail stores over the last five fiscal years, including the transition year ended December 28, 2013:

	March 30,	December 28,	January 3,	January 2,	December 31,
	2013	2013	2015	2016	2016
Number of stores at beginning of year	96	101	172	162	163
Stores acquired or added during year	5	78	1	7	—
Stores closed or sold during year	—	7	11	6	6
Number of stores at end of year	101	172	162	163	157

During the fiscal year ended December 31, 2016, the Company completed twelve major remodels, four of which were initiated in fiscal 2015, and also opened one new fuel center. In connection with the remodeling efforts, the Company converted eight corporate owned retail stores to the Family Fare Supermarkets banner.

The Company expects to continue making targeted capital investments during fiscal 2017 by performing a number of major remodels at select corporate owned retail stores and, if opportunities arise, by either opening additional fuel centers or entering into partnerships with existing fuel operations. The Company will continue to evaluate its store base and may close or sell up to ten stores during the course of 2017 depending on circumstances and opportunities. In February 2017, two low-performing stores were closed upon lease expiration. The Company evaluates proposed capital projects based on demographics and competition within each geographic area, and prioritizes projects based on their expected returns on investment. Approval of proposed capital projects requires a projected internal rate of return that meets or exceeds the Company’s policy; however, the Company may undertake projects that do not meet this standard to the extent they represent required maintenance or necessary infrastructure improvements. In addition, the Company performs a post completion review of financial results versus its expectation on all major projects. The Company believes that focusing on such measures provides an appropriate level of discipline in its capital expenditures process.

Supply Chain Network

The Company has further integrated its supply chain organization to optimize the network, increase asset utilization and leverage programs that will drive more value for its retailers, customers, and shareholders. The Company believes its distribution facilities are strategically located to efficiently serve current customers and also have the available capacity to support future growth. The Company continually evaluates inventory movement and assigns SKUs to appropriate areas within its distribution facilities to reduce the time required to stock and pick products and to achieve additional efficiencies.

The Company has several projects planned for the fiscal year ending December 30, 2017. These projects are designed to further integrate the Company’s supply chain capabilities across distribution centers and thereby increase efficiency of both inbound and outbound distribution operations. To demonstrate the Company’s commitment across the entire network, the Company has invested in uniformly branding all tractors with a new logo that embodies the Company’s tagline, “Taking Food Places®.” Newly purchased trailers will also receive the new logo layout. In 2017, the Company expects to complete the branding of all existing trailers within the SpartanNash supply chain. This will allow the Company to increase asset utilization by sharing resources across all facilities.

Supply Chain Functions. The Company’s distribution network is comprised of 17 distribution centers, which are utilized to service the Food Distribution and Military segments. The distribution centers provide for approximately 8.3 million total square feet of warehouse space.

The Company operates a fleet of approximately 500 over-the-road tractors, 500 dry vans, and 1,000 refrigerated trailers. Through routing optimization systems, the Company carefully manages the more than 50 million miles its fleet drives annually servicing military commissaries, exchanges, independent retailers, select national retailers and corporate owned retail stores. The Company is also expanding its effort to equip a portion of its refrigerated trailers with a refrigeration unit that has the capability to run on electric standby, offering an economical and environmentally friendly alternative to diesel fuel. The Company remains committed to the ongoing investment required to maintain a best in class fleet while focusing on low cost and environmentally friendly solutions.

Products

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. Consolidated net sales include the net sales of its Food Distribution business, which exclude sales to corporate owned retail stores, the net sales of its Military segment, and the net sales of its corporate owned retail stores and fuel centers in its Retail segment.

Refer to Part II, Item 8 of this report under the Reporting Segment Information section in the notes to consolidated financial statements for additional information about the Company’s sales by type of similar products and services, which is herein incorporated by reference.

Reporting Segment Financial Data

More detailed information about the Company’s reporting segments can be found in Part II, Item 8 of this report under the Reporting Segment Information section in the notes to consolidated financial statements, which is herein incorporated by reference. All of the Company’s sales and assets are in the United States of America.

Discontinued Operations

Certain of the Company’s Food Distribution and Retail operations have been recorded as discontinued operations. Discontinued operations consist of certain locations that have been closed or sold.

Marketing and Merchandising

General. The Company continues to align its marketing and merchandising strategies with current consumer behaviors by delivering initiatives centered on personalization, value beyond price, and health and wellness – all designed to deliver a superior shopping experience for customers. These strategies seek to use consumer data and insights to deliver products, promotions, content and experiences to satisfy the consumer’s needs.

The Company believes that data from its “yes” loyalty program gives it competitive insight into consumer shopping behavior. This gives the Company the flexibility to adapt to rapidly changing conditions by making tactical and more effective adjustments to its marketing and merchandising programs. In fiscal 2016, the Company expanded its yes program to the remaining Family Fare stores in the Omaha market and to the remaining Family Fresh Markets stores in Minnesota and Wisconsin.

The Company’s investment to further strengthen its knowledge of the consumer has continued to drive process improvements in several areas: a robust self-serve data tool that enables category managers to make consumer centric merchandising and marketing decisions; new Key Value Items analyses that align pricing for the most price sensitive items with the most price sensitive customer segments; the development of a customer strategy that will be used to guide its internal business processes and go-to market strategy; and the evolution of its customer segmentation that takes it beyond the purchase and transactional behavior to lifestyle. These accomplishments better position the Company to deliver a shopping experience that constantly responds to the changing needs of its consumers.

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

The Company believes it can differentiate itself from its competitors by offering a full set of services, from value added services in its Food Distribution segment to the inclusion of fuel centers and Starbucks Coffee or Caribou Coffee shops in certain corporate owned retail stores. The Company also provides consumers with fuel purchase discounts at fuel centers through its corporate owned retail stores or by partnering with third party fuel centers. In addition, the Company has refined its fuel promotions and executed several pilots to further enhance the program’s value to the customer.

As of December 31, 2016, the Company offered pharmacy services in 90 of its corporate owned retail stores and operates three free-standing pharmacy locations. The Company believes the pharmacy service offering in its corporate owned retail stores is an important part of the consumer experience. In its Michigan pharmacies and a number of its pharmacies in Minnesota and Nebraska, the Company offers free medications (antibiotics, diabetic medications and prenatal vitamins) along with generic drugs for $4 and $10, and food solutions for preventative health and education for its customers.

As consumers increasingly emphasize health and wellness, the Company believes that it can be a provider and resource for products and services that will support their needs. In fiscal 2016, the Company continued to expand its offerings and partnerships and undertook the following key initiatives. First, the Company continued to expand its “Living Well” product offerings through store-within-a-store and in-line merchandising concepts. Second, the Company established partnerships with health systems and providers to provide wellness specialists-led store tours to help educate consumers to make healthier food choices. Third, the Company increased its retail product offering and assortment for organic, gluten-free, meat-free, non-GMO products and other healthier food options. The Company is also proud to work with local farmers and vendors to provide as many locally grown produce and products possible in its stores.

Private Brands. SpartanNash currently markets and distributes over 7,100 total private brand items primarily under the following brands: Spartan™ and Our Family™ (national brand equivalent or better grocery products); Open Acres™ (fresh products); Top Care (health and beauty care); Tippy Toes (baby); Full Circle™ (organic and wellness); B-leve (premium bath and beauty); PAWS Premium (pet supplies); and Valu Time (value). Open Acres is a new proprietary “fresh” brand launched in fiscal 2016 that includes produce, meat, delicatessen items, bakery goods and seafood. The Company believes that its private brand offerings are some of its most valuable strategic assets, demonstrated through customer loyalty and profitability.

The Company has worked to develop a best in class private brand program. The Company added approximately 700 private brand products to its consumer offerings in the past year and plans to introduce approximately 300 additional new items in fiscal 2017. The Company’s products have been frequently recognized for excellence in packaging design and product development. These awards underscore the Company’s continued commitment to providing the consumer with quality products at exceptional value. The Company’s focus is and will continue to be the pursuit of new opportunities and expansion of private brand offerings to its customers.

Competition

The Company’s Food Distribution, Military and Retail segments operate in a highly competitive industry, which typically result in low profit margins for the industry as a whole. The Company competes with, among others, regional and national grocery distributors, large chain stores that have integrated wholesale and retail operations, mass merchandisers, e-commerce providers, limited assortment stores and wholesale membership clubs, many of whom have greater resources than the Company.

The primary competitive factors in the Food Distribution business include price, service, product quality, variety and other value-added services. The Company believes its overall service level, which is defined as actual units shipped divided by actual units ordered, is among industry leaders in terms of performance.

The Company is one of less than ten distributors in the United States with annual sales to the DeCA commissary system in excess of $100 million that distributes products via the frequent delivery system. The remaining distributors that supply DeCA tend to be smaller regional and local providers. In addition, manufacturers contract with others to deliver certain products, such as baking supplies, produce, delicatessen items, soft drinks and snack items, directly to DeCA commissaries and service exchanges. Because of the narrow margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic area(s) a distributor serves. As a result, no single distributor in this industry, by itself, has a nationwide presence. Rather, distributors tend to concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently. In addition, distributors that operate larger non-military specific distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing distribution centers. The Company believes the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers. The Company believes its competitive position is very strong with respect to all of these factors within the geographic areas where it competes.

The principal competitive factors in the retail grocery business include the location and image of the store; the price, quality and variety of the perishable products; and the quality, convenience and consistency of service. The Company believes it has developed and implemented strategies and processes that allow it to be competitive in its Retail segment. The Company monitors planned competitor store openings and uses established proactive strategies to respond to new competition both before and after the competitive store opening. Strategies to react to competition vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, 13 competitor supercenters opened in geographic areas in which the Company currently operates corporate owned retail stores with three additional openings expected to occur during fiscal 2017. As a result of these openings, the Company believes the majority of its supermarkets compete with one or more supercenters.

Seasonality

In certain geographic areas, the Company’s sales and operating performance varies with seasonality. Many stores are dependent on tourism and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. The Company’s first quarter is typically its lowest sales quarter. Therefore, operating results are generally lower during this quarter. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays. Fiscal year ended January 3, 2015 contained 53 weeks; therefore, the fourth quarter of fiscal 2014 consisted of 13 weeks rather than 12 weeks.

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

Technology

Over the last year the Company has continued to focus on the integration of various key systems from the two merged companies, Spartan Stores and Nash Finch. The integration has proceeded well and is largely complete. During the last year there were additional projects completed to accommodate business operations that were unrelated to the integration of the two companies.

Supply Chain. During fiscal 2016, the Company standardized the Master Data Management systems resulting in standardized customer, vendor and item information; installed a new centralized suggested pricing system for support of its wholesale customers; standardized the inbound scheduling system across the entire distribution network; completed a pilot of a new environmental integrity monitoring system for its transportation fleet, which will be installed in 2017; began the implementation of a standard order management system across its distribution network, which will continue over the next two years; and completed the redesign and upgrade of the communications technology in support of its distribution center network. In the non-integration area, the Company continued with additional supply chain enhancement projects to support its national accounts business.

Retail Systems. During fiscal 2016, the Company standardized the space planning system for all retail locations and Food Distribution customers; enhanced its electronic payment system for fuel centers to support fleet payment cards; upgraded its loyalty systems as it expanded their use in the Omaha, Nebraska locations; continued to enhance the mobile loyalty application for customer use; and, deployed an integrated ordering system in the western retail locations in preparation for computer assisted ordering. In non-integration projects, the Company continued a multi-year customization effort for the major upgrade of point-of-sale (“POS”) software in preparation for a pilot in 2017; completed a major upgrade to its self-check-out systems; and enhanced its pharmacy systems for support of customer interaction through various mobile platforms.

Administrative Systems. During fiscal 2016, the consolidation on to a single accounts receivable system was substantially completed and will be implemented in the first quarter of 2017; the financial reporting and planning systems installation was completed; a major upgrade of the human resources and payroll system was completed; and consolidation on to a single electronic data interface (“EDI”) system was also completed.

Information Technology Infrastructure. The consolidation of four data centers to two data centers was completed in fiscal 2016 and major enhancements to the disaster recovery and non-stop processing capabilities between the two data centers were also implemented.

Associates

As of December 31, 2016, the Company employed approximately 14,700 associates, 8,300 on a full-time basis and 6,400 on a part-time basis. Of the 14,700 associates the Company employs, approximately 1,200 associates, or 8% of the total workforce, were represented by unions under collective bargaining agreements; the collective bargaining agreements covering these associates will either expire between October 2017 and September 2019 or have been extended on their own terms and have a contemplated expiration date in either January 2019 or February 2019. The Company considers its relations with its union and non-union associates to be good and have not had any material work stoppages in over twenty years.

Regulation

The Company is subject to federal, state and local laws and regulations concerning the conduct of its business, including those pertaining to the workforce and the purchase, handling, sale and transportation of its products. Many of the Company’s products are subject to federal Food and Drug Administration (“FDA”) and United States Department of Agriculture (“USDA) regulation. The Company believes that it is in substantial compliance in all material respects with the FDA, USDA and other federal, state and local laws and regulations governing its businesses.

Forward-Looking Statements

The matters discussed in this Item 1 include forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Available Information

The address of the SpartanNash web site is www.spartannash.com. The inclusion of the Company’s website address in this Form 10-K does not include or incorporate by reference the information on or accessible through the Company’s website, and the information contained on or accessible through those websites should not be considered as part of this Form 10-K. The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 available on the Company’s web site as soon as reasonably practicable after the Company electronically files or furnishes such materials with the SEC. Interested persons can view such materials without charge by clicking on “For Investors” and then “SEC Filings” on the Company’s web site. SpartanNash is a “large accelerated filer” within the meaning of Rule 12b-2 under the Securities Exchange Act.

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

The Company’s Food Distribution and Retail segments have many competitors, including regional and national grocery distributors, large chain stores that have integrated wholesale and retail operations, mass merchandisers, e-commerce providers, limited assortment stores and wholesale membership clubs. Many of the Company’s competitors have greater resources than the Company.

The Company’s Military segment faces competition from large national and regional food distributors and smaller distributors. Industry consolidation, alternative store formats, nontraditional competitors and e-commerce have contributed to market share losses for traditional grocery stores. These trends have produced even stronger competition for the Company’s Retail business and for the independent retailers of the Company’s Food Distribution business. If the Company fails to implement strategies to respond effectively to these competitive pressures, its operating results could be adversely affected by price reductions, decreased sales or margins, or loss of customer base. The Company may not be able to compete successfully in this environment.

The Company may not be able to successfully integrate the assets of Caito Foods Service and Blue Ribbon Transport, and the Company may incur significant costs to integrate and support these and other assets it acquires.

In January 2017, the Company acquired the assets of Caito Foods Service and its affiliate, Blue Ribbon Transport. The integration of acquired assets requires significant time and resources, and the Company may not manage these processes successfully. As part of this acquisition, the Company acquired a newly constructed Fresh Kitchen facility. The Fresh Kitchen has no history of operations, and the Company may incur difficulties in commencing its operation and achieving efficient levels of production volume. The Company expects that the Fresh Kitchen will not be profitable in the short-term, and there is no guarantee it will be profitable in the long-term. In addition, some grocery retailers previously serviced by Caito Foods Service were anticipated to discontinue their purchases leading up to the Company’s acquisition of the Caito assets. The Company is making investments of resources to support the acquired Caito Foods Service and Blue Ribbon Transport assets and replace any lost business, which will result in significant ongoing operating expenses and may divert resources and management attention from other areas of the business. If the Company fails to successfully integrate these assets and develop new business opportunities, it may not realize the benefits expected from the transaction and its business may be harmed.

The Company’s private brand program for U.S. military commissaries may not achieve the desired results.

In December 2016, the Defense Commissary Agency (“DeCA” or “the Agency”), which operates U.S. military commissaries worldwide, competitively awarded the Company the contract to support and supply products for the Agency’s new private brand product program. Private brand products have not previously been offered in the Agency’s commissaries. The Company expects to invest significant resources as it partners with DeCA to develop and roll out the new program, and there is no guarantee of its success. The Company expects that DeCA will face significant competition in each product category from national brands that are familiar to consumers. If the Agency is unable to shift consumer preferences from national brands to the new private brand, then both DeCA and the Company may be unable to achieve expected returns from this program, which could have a material adverse effect on the Company’s business. The success of the program will depend in part on factors beyond the Company’s control, including the actions of the Agency.

The Company may not be able to implement its strategy of growth through acquisitions.

Part of the Company’s growth strategy involves selected acquisitions of additional retail grocery stores, grocery store chains or distribution facilities. Because the Company operates in the Food Distribution business, future acquisitions of retail grocery stores could result in the Company competing with its independent retailers and could adversely affect existing business relationships with those customers. As a result, the Company may not be able to identify suitable acquisition candidates in the future, complete acquisitions or obtain the necessary financing and this may adversely affect the Company’s ability to grow profitably.

Substantial operating losses may occur if the customers to whom the Company extends credit or for whom the Company guarantees loans or lease obligations fail to repay the Company.

In the ordinary course of business, the Company advances funds, extends credit and lends money to certain independent retailers and guarantees some customers’ loan or lease obligations. The Company seeks to obtain security interest and other credit support in connection with these arrangements but the collateral may not be sufficient to cover the Company’s exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements could negatively and materially impact the Company’s operating results and financial condition.

Changes in relationships with the Company’s vendor base may adversely affect its business, margins, and profitability.

The Company sources the products it sells from a wide variety of vendors. The Company generally does not have long-term written contracts with its major suppliers that would require them to continue supplying it with merchandise. The Company depends on its vendors for appropriate allocation of merchandise, assortments of products, operation of vendor-focused shopping experiences within its stores, and funding for various forms of promotional allowances. There has been significant consolidation in the food industry, and this consolidation may continue to the Company’s commercial disadvantage. Such changes could have a material adverse impact on the Company’s revenues and profitability.

Disruptions to the Company’s information technology systems, including security breaches and cyber-attacks, could negatively affect the Company’s business.

The Company has complex information technology (“IT”) systems that are important to its business operations. The Company gathers and stores sensitive information, including personal information about its customers, vendors and associates, and other proprietary or sensitive information. The Company could incur significant losses due to disruptions in its systems and business if it were to experience difficulties accessing data stored in its IT systems or if the sensitive information stored is compromised by third parties.

Although the Company has implemented security programs and disaster recovery facilities and procedures, cyber threats evolve rapidly and are becoming more sophisticated. Despite the Company’s efforts to secure its information and systems, cyber attackers may defeat the security measures and compromise the personal information of customers, associates, vendors and other sensitive information. Associate error, faulty password management or other problems may compromise the security measures and result in a breach of the Company’s information systems, systems disruptions, data theft or other criminal activity.

This could result in a loss of sales or profits or cause the Company to incur significant costs to restore its systems or to reimburse third parties for damages.

Threats to security or the occurrence of severe weather conditions, natural disasters or other unforeseen events could harm the Company’s business.

The Company’s business could be severely impacted by severe weather conditions, natural disasters, or other events that could affect the warehouse and transportation infrastructure used by the Company and its vendors to supply the Company’s corporate owned retail stores, and Food Distribution and Military customers. While the Company believes it has adopted commercially reasonable precautions, insurance programs, and contingency plans; the damage or destruction of Company facilities could compromise the Company’s ability to distribute products and generate sales. Unseasonable weather conditions that impact growing conditions and the availability of food could also adversely affect sales, profits and asset values.

Impairment charges for goodwill or other intangible assets could adversely affect the Company’s financial condition and results of operations.

The Company is required to perform an annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Testing goodwill and other intangible assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of the Company’s future performance, may affect the fair value of goodwill or other intangible assets. This could result in the Company recording a non-cash impairment charge for goodwill or other intangible assets in the period the determination of impairment is made. The Company cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, the Company’s financial condition and results of operations may be adversely affected. In January 2017, a new accounting standard was issued that simplifies the subsequent measurement of goodwill by eliminating Step 2 of the annual goodwill impairment test, which could significantly impact the amount of impairment charge to be recorded if goodwill was determined to be impaired. Refer to Part II, Item 8 of this report under the Summary of Significant Accounting Policies and Basis of Presentation section in the notes to consolidated financial statements for additional information.

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

Legal, Regulatory and Legislative Risks

The Company’s Military segment is dependent upon domestic and international military operations. A change in the military commissary system, or level of governmental funding, could negatively impact the Company’s results of operations and financial condition.

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

A number of the Company’s associates are covered by collective bargaining agreements, and unions may attempt to organize additional associates.

Approximately 55% and 16% of the Company’s associates in its Food Distribution and Military business segments, respectively, are covered by collective bargaining agreements which expire between October 2017 and September 2019 or which the Company is in the process of negotiating and have contemplated expiration dates in either January 2019 or February 2019. The Company expects that rising healthcare, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation with the labor unions. Upon the expiration of the Company’s collective bargaining agreements, work stoppages by the affected workers could occur if the Company is unable to negotiate an acceptable contract with the labor unions. This could significantly disrupt the Company’s operations. Further, if the Company is unable to control healthcare and pension costs provided for in the collective bargaining agreements, the Company may experience increased operating costs and an adverse impact on future results of operations.

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

The Company contributes to the Central States Southeast and Southwest Pension Fund (“Central States Plan” or “the Plan”), a multi-employer pension plan, based on obligations arising from its collective bargaining agreements with Teamsters locals 406 and 908. SpartanNash does not administer or control this Plan, and the Company has relatively little control over the level of contributions the Company is required to make. Currently, the Central States Plan is underfunded and in critical status, and as a result, contributions are scheduled to increase. The Company expects that contributions to this Plan will be subject to further increases. Benefit levels and related issues will continue to create collective bargaining challenges. The amount of any increase or decrease in its required contributions to this Plan will depend upon the outcome of collective bargaining, the actions taken by the trustees who manage the Plan, governmental regulations, actual return on investment of Plan assets, the continued viability and contributions of other contributing employers, and the potential payment of withdrawal liability should the Company choose to exit a geographic area, among other factors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.Properties

The following table lists the locations and approximate square footage of the Company’s distribution centers used by its Food Distribution and Military segments as of December 31, 2016. The lease expiration dates for the distribution centers primarily servicing Food Distribution segment range from November 2017 to July 2020, and for the Military segment range from August 2017 to January 2028. The Company believes that these facilities are generally well maintained, are generally in good operating condition, have sufficient capacity, and are suitable and adequate to carry on its business for each of these segments.

Distribution Centers
	Square Footage
Location	Leased	Owned	Total
Grand Rapids, Michigan (a)	—	1,179,582	1,179,582
Norfolk, Virginia (b)	188,093	545,073	733,166
Omaha, Nebraska (a)	4,384	686,783	691,167
Bellefontaine, Ohio (a)	—	666,045	666,045
Oklahoma City, Oklahoma (b)	—	608,543	608,543
Columbus, Georgia (c)	531,900	—	531,900
Lima, Ohio (a)	—	517,552	517,552
Bloomington, Indiana (b)	—	471,277	471,277
San Antonio, Texas (b)	—	461,544	461,544
St. Cloud, Minnesota (a)	82,869	329,046	411,915
Lumberton, North Carolina (a)	386,129	—	386,129
Landover, Maryland (b)	368,088	—	368,088
Pensacola, Florida (b)	—	355,900	355,900
Fargo, North Dakota (a)	—	288,824	288,824
Sioux Falls, South Dakota (a)	79,300	196,114	275,414
Bluefield, Virginia (a)	—	187,531	187,531
Minot, North Dakota (a)	—	185,250	185,250
Total Square Footage	1,640,763	6,679,064	8,319,827

(a)	Distribution center services the Food Distribution segment.
(b)	Distribution center services the Military segment.
(c)

Distribution center services both the Food Distribution and Military segments. Based on utilization estimates at December 31, 2016, the Food Distribution and Military segments utilize 33,365 square feet and 498,535 square feet, respectively. Also, this location requires periodic lease payments to the holder of the outstanding industrial revenue bond, which is held by the Company. Upon expiration of the lease terms, the Company will take title to the property upon redemption of the bond.

The following table lists the retail banner, number of stores, location and approximate square footage under each banner as of December 31, 2016.

Retail Segment
		Leased		Owned		Total
		Number	Square	Number	Square	Number	Square
Grocery Store Retail Banner	Location	of Stores	Feet	of Stores	Feet	of Stores	Feet
Family Fare Supermarkets	Michigan, Minnesota, Nebraska, North Dakota, Iowa	75	3,258,578	7	346,419	82	3,604,997
VG’s Food and Pharmacy	Michigan	10	461,720	1	37,223	11	498,943
D&W Fresh Markets	Michigan	9	437,860	2	84,458	11	522,318
Sun Mart	Colorado, Minnesota, Nebraska	2	55,333	8	241,612	10	296,945
Econofoods	Minnesota, Wisconsin	4	137,533	4	95,635	8	233,168
Dan's Super Market	North Dakota	6	278,477	—	—	6	278,477
Family Fresh Market	Minnesota, Nebraska, Wisconsin	1	32,650	5	249,904	6	282,554
Valu Land	Michigan	5	112,908	—	—	5	112,908
Family Thrift Center	South Dakota	3	127,107	1	64,075	4	191,182
Supermercado Nuestra Familia	Nebraska	1	22,540	2	83,279	3	105,819
No Frills	Iowa, Nebraska	3	61,060	—	—	3	61,060
Forest Hills Foods	Michigan	1	50,791	—	—	1	50,791
Pick ‘n Save	Ohio	1	45,608	—	—	1	45,608
Germantown Fresh Market	Ohio	1	31,764	—	—	1	31,764
Prairie Market	South Dakota	1	32,528	—	—	1	32,528
Dillonvale IGA	Ohio	1	25,627	—	—	1	25,627
Madison Fresh Market	Wisconsin	1	21,470	—	—	1	21,470
Purdue Fresh Market	Indiana	1	21,622	—	—	1	21,622
Wholesale Food Outlet	Iowa	1	19,620	—	—	1	19,620
Total		127	5,234,796	30	1,202,605	157	6,437,401

The Company also owns one fuel center that is not reflected in the retail square footage above: a Family Fare Quick Stop in Michigan that is not included with a corporate owned retail store but is adjacent to the Company’s corporate headquarters. Also not reflected in the retail square footage above are three stand-alone pharmacies located in Cannon Falls, Minnesota; Clear Lake, Iowa; and Barron, Wisconsin.

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

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such lawsuits and claims cannot be predicted with certainty, management believes that their outcome will not result in an adverse effect on the Company’s consolidated financial position, operating results or liquidity. Legal proceedings, various lawsuits, claims, and other matters are more fully described in Part II, Item 8 of this report under the Commitments and Contingencies section in the notes to consolidated financial statements, which is herein incorporated by reference.

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

Stock sale prices are based on transactions reported on the NASDAQ Global Select Market. Information on quarterly high and low sales prices for SpartanNash common stock for each of the last two fiscal years is as follows:

	Year Ended December 31, 2016
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Common stock price – High	$39.96	$39.96	$33.89	$31.48	$31.01
Common stock price – Low	17.66	27.27	27.96	25.29	17.66

	Year Ended January 2, 2016
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Common stock price – High	$33.89	$28.94	$33.84	$33.89	$32.73
Common stock price – Low	20.99	20.99	24.85	30.11	24.44

At February 28, 2017, there were approximately 1,305 shareholders of record of SpartanNash common stock. The Company has paid a quarterly cash dividend every quarter since the fourth quarter of fiscal 2006.

The table below outlines quarterly dividends paid on SpartanNash common stock in each of the last three fiscal years as well as the Board of Directors’ recently approved quarterly dividend:

Dividend per
Effective Quarter	common share
1st through 4th quarters Fiscal January 3, 2015	$0.120
1st through 4th quarters Fiscal January 2, 2016	0.135
1st through 4th quarters Fiscal December 31, 2016	0.150
1st quarter Fiscal December 30, 2017	0.165

Under its senior revolving credit facility, the Company is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions and share repurchases, do not exceed $35.0 million. Additionally, the Company is generally permitted to pay cash dividends and repurchase shares in excess of $35.0 million in any fiscal year so long as its Excess Availability, as defined in the senior revolving credit facility, is in excess of 10% of the Total Borrowing Base, as defined in the senior revolving credit facility, before and after giving effect to the repurchases and dividends.

Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends and repurchase shares depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows, and compliance with the terms of its credit facilities. In May 2011, the Board of Directors authorized a five-year share repurchase program for up to $50 million of SpartanNash’s common stock that expired in May 2016. During the first quarter of fiscal 2016, the Board of Directors authorized a new five-year share repurchase program for an additional $50 million of SpartanNash’s common stock.

During the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 the Company repurchased 396,030; 282,363; and 245,956 shares of common stock under its $50 million share repurchase program that expired in May 2016 for approximately $9.0 million, $9.0 million and $5.0 million, respectively. The Company did not repurchase any shares under its new $50 million share repurchase program for the fiscal year ended December 31, 2016.

The equity compensation plans table in Part III, Item 12 of this report is herein incorporated by reference.

There were no purchases of the Company’s own common stock during the last quarter of the fiscal year ended December 31, 2016.

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on SpartanNash common stock to that of the Russell 2000 Total Return Index and the NASDAQ Retail Trade Index, over a period beginning March 31, 2012 and ending on December 31, 2016.

Cumulative total return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

The dollar values for total shareholder return plotted above are shown in the table below:

	March 31,	March 30,	December 28,	January 3,	January 2,	December 31,
	2012	2013	2013	2015	2016	2016
SpartanNash	$100.00	$98.80	$135.32	$150.40	$128.71	$239.79
Russell 2000 Total Return Index	100.00	116.30	143.33	149.95	144.03	174.72
NASDAQ Retail Trade	100.00	108.66	129.42	144.64	151.89	154.23

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

Item 6.Selected Financial Data

The following table provides selected historical consolidated financial information of SpartanNash for each of the five fiscal years and periods ended March 30, 2013 through December 31, 2016. For comparability purposes, the Company has also provided selected historical consolidated financial information for the 51-week period ended December 28, 2013.

	Year Ended				Period Ended	Fiscal Year Ended
	December 31,	January 2,	January 3,	December 28,	December 28,	March 30,
	2016	2016	2015	2013	2013 (a)	2013
(In thousands, except per share data)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(51 Weeks)	(39 Weeks)	(52 Weeks)
Statements of Earnings Data:
Net sales	$7,734,600	$7,651,973	$7,916,062	$3,190,039	$2,597,230	$2,608,160
Cost of sales	6,623,106	6,536,291	6,759,988	2,570,516	2,110,350	2,062,616
Gross profit	1,111,494	1,115,682	1,156,074	619,523	486,880	545,544
Selling, general and administrative expenses	963,652	975,572	1,022,387	546,100	433,450	482,987
Merger integration and acquisition	6,959	8,433	12,675	20,993	20,993	—
Restructuring charges and asset impairment (b)	32,116	8,802	6,166	16,877	15,644	1,589
Operating earnings	108,767	122,875	114,846	35,553	16,793	60,968
Interest expense	19,082	21,820	24,414	12,209	9,219	13,410
Loss on debt extinguishment	247	1,171	—	8,289	5,527	5,047
Other, net	(525)	(375)	(17)	(27)	(23)	(756)
Earnings before income taxes and discontinued operations	89,963	100,259	90,449	15,082	2,070	43,267
Income taxes	32,907	37,093	31,329	5,914	841	15,425
Earnings from continuing operations	57,056	63,166	59,120	9,168	1,229	27,842
Loss from discontinued operations, net of taxes (c)	(228)	(456)	(524)	(725)	(488)	(432)
Net earnings	$56,828	$62,710	$58,596	$8,443	$741	$27,410
Basic earnings from continuing operations per share	$1.52	$1.68	$1.57	$0.39	$0.05	$1.28
Diluted earnings from continuing operations per share	1.52	1.67	1.57	0.39	0.05	1.27
Basic earnings per share	1.52	1.67	1.56	0.36	0.03	1.26
Diluted earnings per share	1.51	1.66	1.55	0.36	0.03	1.25
Cash dividends declared per share	0.60	0.54	0.48	0.35	0.27	0.32
Balance Sheet Data:
Total assets (d) (e)	$1,930,336	$1,917,263	$1,923,455	$1,973,366	$1,973,366	$784,595
Property and equipment, net	559,722	583,698	597,150	628,482	628,482	272,126
Working capital (d) (e)	387,507	396,263	455,694	418,076	418,076	10,869
Long-term debt and capital lease obligations (e)	413,675	467,793	541,683	588,034	588,034	143,114
Shareholders’ equity	825,407	790,779	747,253	706,873	706,873	335,655
(a)

The operating results of Nash-Finch are included in the consolidated results of operations beginning on November 19, 2013. The Company’s fiscal year end was changed from the last Saturday in March beginning with the transition year ended December 28, 2013.

(b)	See Part II, Item 8 of this report under the Restructuring Charges and Asset Impairment section in the notes to consolidated financial statements.
(c)	See Part II, Item 8 of this report under the Summary of Significant Accounting Policies and Basis of Presentation section in the notes to consolidated financial statements.
(d)

See Part II, Item 8 of this report under the Summary of Significant Accounting Policies and Basis of Presentation section in the notes to consolidated financial statements. Due to the retrospective adoption of ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” in fiscal 2015, deferred income taxes were reclassified from Current assets and Current liabilities to Long-term liabilities for all periods presented. This resulted in a decrease in Total assets of $2,310 at March 30, 2013 as this was the only fiscal year presented with deferred income taxes included as a component of current assets. Additionally, adoption of this standard resulted in an increase (decrease) in Working capital of $22,494, $19,909 and $(2,310) at January 3, 2015, December 28, 2013 and March 30, 2013, respectively.

(e)

See Part II, Item 8 of this report under the Summary of Significant Accounting Policies and Basis of Presentation section in the notes to consolidated financial statements. Due to the retrospective adoption of ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” in fiscal 2016, debt issuance costs were reclassified from Other assets, net to Long-term liabilities for all periods presented. This resulted in a decrease in Total assets and Long-term debt and capital lease obligations of $8,185, $8,827, 10,285 and $2,762 at January 2, 2016, January 3, 2015, December 28, 2013 and March 30, 2013, respectively.

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

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

About SpartanNash

SpartanNash, headquartered in Grand Rapids, Michigan, is a leading multi-regional grocery distributor and grocery retailer whose core businesses include distributing grocery products to independent grocery retailers (“independent retailers”), select national retailers, its corporate owned retail stores, and U.S. military commissaries. Through its Military division, SpartanNash is the leading distributor of grocery products to military commissaries in the United States. The Company operates three reportable business segments: Food Distribution, Military and Retail.

The Company’s Food Distribution segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to approximately 2,100 independent retailers, food service distributors and the Company’s corporate owned retail stores. The Food Distribution segment currently conducts business in 47 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States. Through its Food Distribution segment, the Company also services select national retailers, including Dollar General. Sales to Dollar General are made to approximately 13,000 of its retail locations.

The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Cuba, Puerto Rico, Bahrain and Egypt. The Company has over 40 years of experience acting as a distributor to U.S. military commissaries and exchanges.

As of December 31, 2016, the Company’s Retail segment operated 157 corporate owned retail stores in the Midwest and Great Lakes regions primarily under the banners of Family Fare Supermarkets, VG’s Food and Pharmacy, D&W Fresh Markets, Sun Mart and Family Fresh Market. As of December 31, 2016, the Company also offered pharmacy services in 90 of its corporate owned stores and operated 30 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

The Company’s fiscal year end is the Saturday closest to December 31. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays. Fiscal year ended January 3, 2015 contained 53 weeks; therefore, the fourth quarter of fiscal 2014 consisted of 13 weeks rather than 12 weeks.

In certain geographic areas, the Company’s sales and operating performance may vary with seasonality. Many stores are dependent on tourism and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. The Company’s first quarter is typically its lowest sales quarter. Therefore, operating results are generally lower during this quarter.

Recent Developments

On January 6, 2017, the Company acquired certain assets and assumed certain liabilities of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) for $217.6 million in cash, in addition to reimbursing Caito for certain transaction costs and providing certain earn-out opportunities, which could be offset by a reimbursement of a portion of the purchase price if certain performance targets are not met. Founded in Indianapolis in 1965, Caito is a leading supplier of produce to grocery retailers and food service distributors across 22 states in the Southeast, Midwest and Eastern United States. Through its affiliate, BRT, the company also offers temperature-controlled distribution and logistics services throughout North America. Caito and BRT service customers from facilities in Indiana, Ohio and Florida.

Caito also has a central fresh cut fruit and vegetable facility in Indianapolis and a recently completed, new 118,000 square foot Fresh Kitchen facility, also in Indianapolis. The $32 million Fresh Kitchen will process, cook, and package fresh protein-based foods and complete meals, with the facility commencing production in the first half of fiscal 2017. The Company acquired Caito and BRT to strengthen its fresh product offerings to its existing customer base and to expand into fast-growing, value-added services, such as freshly-prepared centerplate and side dish categories.

On December 8, 2016, the Company announced that it had been competitively awarded by the Defense Commissary Agency (“DeCA”) the program to provide a variety of private brand products to commissaries for the first time in the agency’s history. As part of the arrangement, the Company will be the exclusive worldwide supplier of private brand products to U.S. military commissaries and will sell grocery products directly to DeCA. The Company will begin to roll out these products in the first half of fiscal 2017 and looks forward to partnering with DeCA on this new initiative to provide quality private brand products at competitive prices to military commissaries all over the world. The Company anticipates a steady ramp up of private brand products throughout fiscal 2017, but expects minimal financial benefit next year due to the anticipated costs to launch the program.

On December 20, 2016, SpartanNash Company and certain of its subsidiaries amended its senior secured credit facility (the “Credit Agreement”) at a cost of $2.4 million, which was capitalized as debt issuance costs and presented as a deduction from the carrying amount of the related liability on the consolidated balance sheet. The principal changes of the amendment were to reduce the number of tiers in the pricing grid from three to two, reset the advance rate on real estate to 75%, provide the ability to increase the size of the term loan by $33 million, and extend the maturity date of the agreement, which was set to expire on January 8, 2020, to December 20, 2021.

Overview of Fiscal 2016

In fiscal 2016, the Company continued to execute on its strategy to leverage its supply chain network to successfully drive new and existing customer supply business, as well as to drive results in its retail business through capital investments, which included the completion of twelve major store remodels, four of which were initiated in fiscal 2015, one store upgrade, and one new fuel center, and the expansion of consumer-centric merchandising and marketing programs. Consistent with its objective to pursue strategic opportunities, the Company announced the acquisition of Caito Foods Service and Blue Ribbon Transport, which closed in January 2017, as well as the selection by DeCA to be the exclusive worldwide supplier of private brand products to U.S. military commissaries, beginning in the second quarter of fiscal 2017. Despite the challenging operating environment, the Company delivered against its initiatives, strengthened its foundation and core competencies, and positioned itself for continued earnings growth in 2017 and beyond.

In addition to the recent developments outlined above, fiscal 2016 accomplishments and highlights include:

•

The Company realized sales growth in its Food Distribution segment due to new business gains and growth of existing accounts. The Company continues to focus on new business prospects to drive sales and related profits, including opportunities within the alternative channel space and those in which the Company offers supply chain solutions to complicated logistics issues.

•

The Company continued to integrate its supply chain organization to further optimize the network and increase asset utilization. In the first quarter, the Company consolidated its Westville, Indiana warehouse into its Lima, Ohio facility. In the second quarter, the Company consolidated its warehouse in Statesboro, Georgia, which was underutilized, into its facility in Columbus, Georgia, which now services both Food Distribution and Military customers. The Company expects that the consolidation of these facilities will lead to lower costs over time for its customers, as well as enhanced product freshness and selection.

•

The Company initiated the roll out of Open Acres™, a new private brand for fresh items. This new brand features items in meat, deli, bakery and produce. The introduction of the brand closes a gap in the private brands portfolio that existed in the non-Michigan footprint. Open Acres™ commits to deliver national brand quality or better products at a significant savings to consumers in both corporate owned and independent retail store locations.

•

The Company continued to expand its private brand program and living well offering for both independent retailers and its corporate owned retail stores. This expanded offering includes the natural and organic Full Circle™ private brand line as well as a significant increase in SKUs across organic produce and healthier specialty items.

•

The Company meaningfully outperformed industry trends in the Military segment by generating sales from new business associated with the distribution of fresh products to commissaries, lessening the impact of overall declines at the DeCA-operated commissaries.

•

The Company held grand re-openings of eight newly remodeled and re-bannered stores in Omaha, bringing the total number of Family Fare Supermarkets in this region to 14. As part of the grand re-openings, the Company completed the roll out of its customer loyalty program to all Family Fare Supermarkets in this region.

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

The above developments and highlights helped position the Company for future earnings growth, but they also present other challenges and potential changes in trends that will impact fiscal 2017. By building on the results of fiscal 2016, the Company expects to see growth in year-over-year sales in the Food Distribution segment, continued challenges with sales at DeCA impacting the Military segment, and slightly negative to flat comparable retail store sales that improve throughout the course of the year. With the Caito Fresh Kitchen facility commencing production in the first half of fiscal 2017, the Company is optimistic about the opportunities to offer fresh protein-based foods and prepared meals to its customers but expects minimal contributions from the Fresh Kitchen as that operation ramps up during fiscal 2017. In the Military segment, the Company expects limited contributions from the DeCA private brand program in the second half of the year as the program is rolled out. The Company expects deflation to eventually subside in the second half of the year, and as a result, does not expect a similar deflation-related LIFO benefit in the fourth quarter of fiscal 2017. Lastly, the Company anticipates benefits from certain efficiency initiatives to be realized in the second half of the year.

The Company expects the net long-term debt to Adjusted EBITDA ratio to be under 2.5 times by the end of fiscal 2017, excluding any new merger and acquisition activity.

Results of Operations

The following table sets forth items from the Company’s consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change:

	Percentage of Net Sales						Percentage Change
	December 31,		January 2,		January 3,		12/31/2016 to	1/2/2016 to
	2016		2016		2015		1/2/2016	1/3/2015
	(52 Weeks)		(52 Weeks)		(53 Weeks)		52 vs. 52 Weeks	52 vs. 53 Weeks
Net sales	100.0		100.0		100.0		1.1	(3.3)
Gross profit	14.4		14.6		14.6		(0.4)	(3.5)
Selling, general and administrative expenses	12.5		12.8	*	12.9		(1.2)	(4.6)
Merger integration and acquisition	0.1		0.1		0.1	*	(17.5)	(33.5)
Restructuring charges and asset impairment	0.4		0.1		0.1		264.9	42.8
Operating earnings	1.4		1.6		1.5		(11.5)	7.0
Other income and expenses	0.2		0.3		0.4	*	(16.9)	(7.3)
Earnings before income taxes and discontinued operations	1.2		1.3		1.1		(10.3)	10.8
Income taxes	0.5	*	0.5		0.4		(11.3)	18.4
Earnings from continuing operations	0.7		0.8		0.7		(9.7)	6.8
Loss from discontinued operations, net of taxes	—		—		—		(50.0)	(13.0)
Net earnings	0.7		0.8		0.7		(9.4)	7.0

* Difference due to rounding

Results of Continuing Operations for Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended January 2, 2016

Net Sales

	Year Ended
	December 31,	Percentage of	January 2,	Percentage of
	2016	Total	2016	Total		Percentage
(In thousands)	(52 Weeks)	Net Sales	(52 Weeks)	Net Sales	Variance	Change
Food Distribution	$3,454,541	44.7%	$3,305,094	43.2%	$149,447	4.5
Military	2,197,014	28.4	2,207,161	28.8	(10,147)	(0.5)
Retail	2,083,045	26.9	2,139,718	28.0	(56,673)	(2.6)
Total net sales	$7,734,600	100.0%	$7,651,973	100.0%	$82,627	1.1

Net sales for the fiscal year ended December 31, 2016 (“fiscal 2016”) increased $82.6 million, or 1.1%, from $7.65 billion in the fiscal year ended January 2, 2016 (“fiscal 2015” or “prior year”), to $7.73 billion. The increase was primarily driven by business gains from new and existing customers in the Food Distribution and Military segments, which more than offset the negative impact of food deflation on all segments; lower sales at the DeCA-operated commissaries; and lower sales attributable to both the decrease in comparable retail store sales and the closure of retail stores.

Food Distribution net sales, after intercompany eliminations, increased $149.4 million, or 4.5%, to $3.45 billion in fiscal 2016 from $3.31 billion in the prior year. The increase was primarily due to business gains from new and existing customers, which more than offset the negative impact of deflation.

Military net sales decreased $10.1 million, or 0.5%, to $2.20 billion in fiscal 2016 from $2.21 billion in the prior year. The decrease was primarily due to lower sales at the DeCA-operated commissaries, partially offset by new business gains associated with the distribution of fresh products.

Retail net sales decreased $56.7 million, or 2.6%, to $2.08 billion in fiscal 2016 from $2.14 billion in the prior year. Comparable store sales for the year, excluding fuel, improved to -2.4 percent from -2.9 percent in the prior year. Despite four consecutive quarters of improved comparable store sales trends, the ongoing deflationary environment and continued challenging economic conditions, particularly in certain western geographies, contributed to the lower sales at Retail. Specifically, the decrease in net sales was attributable to the negative comparable store sales and $40.0 million of lower sales due to the closure of retail stores and a fuel center, partially offset by $40.0 million of full-year net sales contributions from stores acquired in fiscal 2015. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores.. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Gross Profit – Gross profit represents net sales less cost of sales, which include purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances. Vendor allowances that relate to the buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

Gross profit was $1.11 billion in fiscal 2016 compared to $1.12 billion in the prior year. As a percent of net sales, gross profit decreased from 14.6% to 14.4% primarily due to the mix of business operations and the impact of continued deflation.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses decreased $11.9 million, or 0.4%, to $963.7 million in fiscal 2016 from $975.6 million in the prior year, representing 12.5% of net sales in fiscal 2016 compared to 12.8% in the prior year. The decrease was primarily attributable to benefits from merger synergies and cost reduction efforts, lower depreciation associated with fully depreciated assets, and the impact of retail store closures, partially offset by higher health care and other benefit costs. The decrease in the rate to net sales was primarily due to the factors mentioned previously.

Merger Integration and Acquisition Expenses – Merger integration and acquisition expenses consist of costs to integrate operations following the merger with Nash-Finch, primarily system upgrades and implementations, as well as costs incurred in connection with fiscal 2016 and 2015 acquisitions. Merger integration and acquisition expenses decreased in fiscal 2016 as a result of completing various merger integration activities and despite acquisition-related costs associated with the Caito and BRT acquisition.

Restructuring Charges and Asset Impairment – Fiscal 2016 included $32.1 million of restructuring and asset impairment charges primarily related to the closure of four retail stores and two distribution centers, which were part of the Company's warehouse and retail store rationalization plan, as well as asset impairment charges associated with certain underperforming retail stores. Fiscal 2015 included $8.8 million of restructuring and asset impairment charges primarily related to the closures of six retail stores and one distribution center, as well as asset impairment charges associated with certain underperforming retail stores.

Operating Earnings

	Year Ended
	December 31,		January 2,			Change in
	2016	Percentage of	2016	Percentage of		Percentage of
(In thousands)	(52 weeks)	Net Sales	(52 weeks)	Net Sales	Variance	Net Sales
Food Distribution	$85,093	2.5%	$78,841	2.4%	$6,252	0.1
Military	12,160	0.6	17,059	0.8	(4,899)	(0.2)
Retail	11,514	0.6	26,975	1.3	(15,461)	(0.7)
Operating earnings	$108,767	1.4%	$122,875	1.6%	$(14,108)	(0.2)

Operating earnings decreased $14.1 million, or 11.5%, to $108.8 million in fiscal 2016 from $122.9 million in the prior year. The decrease was primarily due to higher restructuring and asset impairment charges of $23.3 million and the impact of food deflation, which more than offset the sales growth at Food Distribution and lower operating expenses due in part to lower depreciation and productivity and efficiency initiatives.

Food Distribution operating earnings increased $6.3 million, or 7.9%, to $85.1 million in fiscal 2016 from $78.8 million in the prior year. The increase was driven by sales growth from new and existing business, and lower operating expenses associated with supply chain improvements and lower depreciation, partially offset by higher costs for warehouse closings and health care benefits, as well as the negative impact of deflation.

Military operating earnings decreased $4.9 million, or 28.7%, to $12.2 million in fiscal 2016 from $17.1 million in the prior year. The decrease was primarily due to lower sales at the DeCA-operated commissaries and the negative impact of deflation, which more than offset new business gains associated with the distribution of fresh products as well as lower restructuring and asset impairment charges that did not recur in fiscal 2016.

Retail operating earnings decreased $15.5 million, or 2.6%, to $11.5 million in fiscal 2016 from $27.0 million in the prior year. The decrease was primarily due to higher restructuring and impairment charges and a decrease in comparable stores sales, partially offset by favorable rebate programs, higher fuel margins, and lower occupancy costs.

Interest Expense – Interest expense decreased $2.7 million, or 12.5%, to $19.1 million in fiscal 2016 from $21.8 million in the prior year. The decrease was primarily attributable to lower debt levels and lower interest rates primarily due to the prepayment of $50.0 million of Senior Notes in the prior year.

Debt Extinguishment – A loss on debt extinguishment of $0.2 million was incurred in fiscal 2016 in connection with the amendment of the senior secured credit facility. A loss on debt extinguishment of $1.2 million was incurred in fiscal 2015 in connection with the prepayment of the Senior Notes (see Debt Management under “Liquidity and Capital Resources”).

Income Taxes – The effective income tax rates were 36.6% and 37.0% for fiscal 2016 and 2015, respectively. The differences from the statutory Federal rates in fiscal 2016 and 2015 were primarily due to state income taxes. Effective tax rates and the components thereof are not expected to fluctuate significantly in fiscal 2017 from fiscal 2016 results.

Results of Continuing Operations for 52 Week Fiscal Year Ended January 2, 2016 Compared to 53 Week Fiscal Year Ended January 3, 2015

Net Sales

	Year Ended
	January 2,	Percentage of	January 3,	Percentage of
	2016	Total	2015	Total		Percentage
(In thousands)	(52 weeks)	Net Sales	(53 weeks)	Net Sales	Variance	Change
Food Distribution	$3,305,094	43.2%	$3,356,331	42.4%	$(51,237)	(1.5)
Military	2,207,161	28.8	2,275,512	28.7	(68,351)	(3.0)
Retail	2,139,718	28.0	2,284,219	28.9	(144,501)	(6.3)
Total net sales	$7,651,973	100.0%	$7,916,062	100.0%	$(264,089)	(3.3)

Net sales for the fiscal year ended January 2, 2016 (“fiscal 2015”) decreased $264.1 million, or 3.3%, to $7.65 billion from $7.92 billion in the fiscal year ended January 3, 2015 (“fiscal 2014”). Excluding the extra week in fiscal 2014, which accounted for $135.2 million of net sales, the decrease of 1.7% was primarily due to decreases in comparable retail store sales, excluding fuel; lower sales resulting from retail store and fuel center closures; lower retail fuel prices; and lower sales at the DeCA-operated commissaries.

Food Distribution net sales, after intercompany eliminations, decreased $51.2 million, or 1.5%, to $3.31 billion in fiscal 2015 from $3.36 billion in fiscal 2014. Excluding the extra week in fiscal 2014, which accounted for $56.5 million of net sales, and despite low inflation, net sales increased 1.7% primarily due to net new business.

Military net sales decreased $68.4 million, or 3.0%, to $2.21 billion in fiscal 2015 from $2.28 billion in fiscal 2014. Excluding the extra week in fiscal 2014, which accounted for $36.9 million of net sales, the decrease of 1.4% was primarily due to lower sales at the DeCA-operated commissaries.

Retail net sales decreased $144.5 million, or 6.3%, to $2.14 billion in fiscal 2015 from $2.28 billion in fiscal 2014. Excluding the extra week in fiscal 2014, which accounted for $41.8 million of net sales in fiscal 2014, the decrease of 4.6% was primarily due to $71.1 million of lower sales due to the closure of retail stores and fuel centers, a 2.9% decrease in comparable stores sales, excluding fuel, and significantly lower fuel prices compared to fiscal 2014, partially offset by $53.2 million of net sales from stores acquired in fiscal 2015.

The decline in comparable store sales reflects the low inflationary environment and increased competition primarily in the western geographic areas, as well as the unseasonably warm weather in the Michigan geographic area in the fourth quarter of fiscal 2015. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), and it includes remodeled, expanded and relocated stores in comparable stores.

Gross Profit – Gross profit represents net sales less cost of sales, which include purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances. Vendor allowances that relate to the buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms

Gross profit for fiscal 2015 was $1.12 billion compared to $1.16 billion in fiscal 2014, representing 14.6% of net sales in both years. Higher fuel margin rates in fiscal 2015 were offset by the net impact of low inflation related gains and LIFO expense, as well as a higher mix of lower margin Military and Food Distribution sales.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses decreased $46.8 million, or 4.6%, to $975.6 million in fiscal 2015 from $1.02 billion in fiscal 2014, and were 12.8% of net sales in fiscal 2015 compared to 12.9% in fiscal 2014. Excluding the extra week in fiscal 2014, SG&A expenses decreased $31.3 million, or 3.1%, and the percent to net sales in fiscal 2014 was 12.9%. The decrease was due primarily to benefits from merger synergies, cost improvements resulting from productivity and efficiency initiatives, the impact of store closures, and lower healthcare and transportation costs. The decrease in the rate to net sales was primarily due to expense control initiatives, benefits from merger synergies and lower healthcare costs.

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

Operating Earnings

	Year Ended
	January 2,		January 3,			Change in
	2016	Percentage of	2015	Percentage of		Percentage of
(In thousands)	(52 weeks)	Net Sales	(53 weeks)	Net Sales	Variance	Net Sales
Food Distribution	$78,841	2.4%	$54,802	1.6%	$24,039	0.8
Military	17,059	0.8	21,721	1.0	(4,662)	(0.2)
Retail	26,975	1.3	38,323	1.7	(11,348)	(0.4)
Operating earnings	$122,875	1.6%	$114,846	1.5%	$8,029	0.1

Operating earnings increased $8.0 million, or 7.0%, to $122.9 million in fiscal 2015 from $114.8 million in fiscal 2014. The increase was primarily due to lower operating expenses due in part to productivity, efficiency and cost control initiatives as well as the mix of business operations, partially offset by lower inflation related gains and higher restructuring and asset impairment compared to fiscal 2014.

Food Distribution operating earnings increased $24.0 million, or 43.9%, to $78.8 million in fiscal 2015 from $54.8 million in fiscal 2014. The increase was primarily driven by lower operating expenses associated with productivity and efficiency initiatives, as well as lower merger integration costs and depreciation.

Military operating earnings decreased $4.7 million, or 21.5%, to $17.1 million in fiscal 2015 from $21.7 million in fiscal 2014. The decrease was primarily due to lower sales at the DeCA-operated commissaries, lower inflation related gains, and warehouse closing charges, partially offset by lower operating expenses and transportation costs.

Retail operating earnings decreased $11.3 million, or 29.6%, to $27.0 million in fiscal 2015 from $38.3 million in fiscal 2014. The decrease was primarily due to a decrease in comparable store sales, higher acquisition costs related to stores acquired in fiscal 2015, partially offset by the impact of store closures, contributions from the stores acquired in fiscal 2015, and higher fuel margins.

Interest Expense – Interest expense decreased $2.6 million, or 10.6%, to $21.8 million in fiscal 2015 from $24.4 million in fiscal 2014. The decrease in interest expense was primarily due to decreased borrowings and lower interest rates resulting from the amended senior secured credit agreement. On January 9, 2015, the Company amended its credit agreement which reduced the interest rate.

Debt Extinguishment – A loss on debt extinguishment of $1.2 million was incurred in fiscal 2015 in connection with the prepayment of the Senior Notes.

Income Taxes – The effective income tax rates were 37.0% and 34.6% for fiscal 2015 and 2014, respectively. The difference from the statutory Federal rate in fiscal 2015 was primarily due to state income taxes. The fiscal 2014 effective rate differs from the Federal statutory rate primarily due to the favorable settlement of unrecognized tax liabilities, partially offset by state income taxes.

Non-GAAP Financial Measures

Adjusted Operating Earnings

Adjusted operating earnings is a non-GAAP operating financial measure that the Company defines as operating earnings plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

The Company believes that adjusted operating earnings provide a meaningful representation of its operating performance for the Company as a whole and for its operating segments. The Company considers adjusted operating earnings as an additional way to measure operating performance on an ongoing basis. Adjusted operating earnings is meant to reflect the ongoing operating performance of all of its distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted operating earnings and adjusted operating earnings by segment are performance measures that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for both management and its investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in an adjusted operating earnings format.

Adjusted operating earnings and adjusted operating earnings by segment are not measures of performance under accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered as a substitute for operating earnings, cash flows from operating activities and other income or cash flow statement data. The Company’s definitions of adjusted operating earnings and adjusted operating earnings by segment may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of operating earnings to adjusted operating earnings for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015.

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
(In thousands)	(52 Weeks)	(52 Weeks)	(53 weeks)
Operating earnings	$108,767	$122,875	$114,846
Adjustments:
Merger integration and acquisition expenses	6,959	8,433	12,675
Restructuring charges and asset impairment	32,116	8,802	6,166
Fees and expenses related to tax planning strategies	—	569	900
Severance associated with cost reduction initiatives	859	549	—
Pension settlement charges	—	—	1,578
Adjusted operating earnings, including 53rd week	148,701	141,228	136,165
53rd week	—	—	(3,673)
Adjusted operating earnings, excluding 53rd week	$148,701	$141,228	$132,492
Reconciliation of operating earnings to adjusted operating earnings by segment:
Food Distribution:
Operating earnings	$85,093	$78,841	$54,802
Adjustments:
Merger integration and acquisition expenses	3,703	2,037	12,644
Restructuring charges (gains) and asset impairment	5,068	(216)	(241)
Fees and expenses related to tax planning strategies	—	282	485
Severance associated with cost reduction initiatives	229	150	—
Pension settlement charges	—	—	801
Adjusted operating earnings, including 53rd week	94,093	81,094	68,491
53rd week	—	—	(1,132)
Adjusted operating earnings, excluding 53rd week	$94,093	$81,094	$67,359
Military:
Operating earnings	$12,160	$17,059	$21,721
Adjustments:
Merger integration and acquisition expenses	1	—	27
Restructuring (gains) charges and asset impairment	(473)	1,048	—
Fees and expenses related to tax planning strategies	—	75	87
Severance associated with cost reduction initiatives	245	125	—
Pension settlement charges	—	—	67
Adjusted operating earnings, including 53rd week	11,933	18,307	21,902
53rd week	—	—	(573)
Adjusted operating earnings, excluding 53rd week	$11,933	$18,307	$21,329
Retail:
Operating earnings	$11,514	$26,975	$38,323
Adjustments:
Merger integration and acquisition expenses	3,255	6,396	4
Restructuring charges and asset impairment	27,521	7,970	6,407
Fees and expenses related to tax planning strategies	—	212	328
Severance associated with cost reduction initiatives	385	274	—
Pension settlement charges	—	—	710
Adjusted operating earnings, including 53rd week	42,675	41,827	45,772
53rd week	—	—	(1,968)
Adjusted operating earnings, excluding 53rd week	$42,675	$41,827	$43,804

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015.

	Year Ended
	December 31, 2016		January 2, 2016			January 3, 2015
	(52 Weeks)		(52 Weeks)			(53 Weeks)
		per diluted		per diluted			per diluted
(In thousands, except per share data)	Earnings	share	Earnings	share		Earnings	share
Earnings from continuing operations	$57,056	$1.52	$63,166	$1.67		$59,120	$1.57
Adjustments:
Merger integration and acquisition expenses	6,959		8,433			12,675
Restructuring charges and asset impairment	32,116		8,802			6,166
Fees and expenses related to tax planning strategies	—		569			900
Severance associated with cost reduction initiatives	859		549			—
Pension settlement charges	—		—			1,578
Loss on debt extinguishment	247		1,171			—
Total adjustments	40,181		19,524			21,319
Favorable settlement of unrecognized tax liability	—		—			(1,849)
Tax planning strategies	—		(730)			—
Income tax effect on adjustments (a)	(15,071)		(7,374)			(8,646)
Total adjustments, net of taxes	25,110	0.67	11,420	0.31	*	10,824	0.28	*
Adjusted earnings from continuing operations, including 53rd week	82,166	2.19	74,586	1.98		69,944	1.85
53rd week	—	—	—	—		(2,022)	(0.05)
Adjusted earnings from continuing operations, excluding 53rd week	$82,166	$2.19	$74,586	$1.98		$67,922	$1.80
*Includes rounding

(a)	The income tax effect on adjustments is computed by applying the effective tax rate, before discrete items, to the total adjustment for the fiscal year.

.

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

The Company believes that adjusted EBITDA provides a meaningful representation of its operating performance for the Company as a whole and for its operating segments. The Company considers adjusted EBITDA as an additional way to measure operating performance on an ongoing basis. Adjusted EBITDA is meant to reflect the ongoing operating performance of all of its distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted EBITDA and adjusted EBITDA by segment are performance measures that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for both management and its investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in an adjusted EBITDA format.

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

Following is a reconciliation of net earnings to adjusted EBITDA for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015.

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
(In thousands)	(52 Weeks)	(52 Weeks)	(53 weeks)
Net earnings	$56,828	$62,710	$58,596
Loss from discontinued operations, net of tax	228	456	524
Income taxes	32,907	37,093	31,329
Other expenses, net	18,804	22,616	24,397
Operating earnings	108,767	122,875	114,846
Adjustments:
LIFO (benefit) expense	(1,919)	(1,201)	5,604
Depreciation and amortization	77,246	83,334	86,994
Merger integration and acquisition expenses	6,959	8,433	12,675
Restructuring charges and asset impairment	32,116	8,802	6,166
Fees and expenses related to tax planning strategies	—	569	900
Pension settlement charges	—	—	1,578
Stock-based compensation	7,936	7,240	6,939
Other non-cash gains	(148)	(530)	(1,260)
Adjusted EBITDA, including 53rd week	230,957	229,522	234,442
53rd week	—	—	(3,673)
Adjusted EBITDA, excluding 53rd week	$230,957	$229,522	$230,769
Reconciliation of operating earnings to adjusted EBITDA by segment:
Food Distribution:
Operating earnings	$85,093	$78,841	$54,802
Adjustments:
LIFO (benefit) expense	(1,128)	(1,634)	2,893
Depreciation and amortization	21,397	26,127	29,816
Merger integration and acquisition expenses	3,703	2,037	12,644
Restructuring charges (gains) and asset impairment	5,068	(216)	(241)
Fees and expenses related to tax planning strategies	—	282	485
Pension settlement charges	—	—	801
Stock-based compensation	3,491	3,337	3,258
Other non-cash charges (gains)	152	49	(318)
Adjusted EBITDA, including 53rd week	117,776	108,823	104,140
53rd week	—	—	(1,132)
Adjusted EBITDA, excluding 53rd week	$117,776	$108,823	$103,008
Military:
Operating earnings	$12,160	$17,059	$21,721
Adjustments:
LIFO (benefit) expense	(331)	108	1,262
Depreciation and amortization	11,484	12,081	11,350
Merger integration and acquisition expenses	1	—	27
Restructuring (gains) charges and asset impairment	(473)	1,048	—
Fees and expenses related to tax planning strategies	—	75	87
Pension settlement charges	—	—	67
Stock-based compensation	1,347	1,137	577
Other non-cash charges (gains)	261	235	(62)
Adjusted EBITDA, including 53rd week	24,449	31,743	35,029
53rd week	—	—	(573)
Adjusted EBITDA, excluding 53rd week	$24,449	$31,743	$34,456
Retail:
Operating earnings	$11,514	$26,975	$38,323
Adjustments:
LIFO (benefit) expense	(460)	325	1,449
Depreciation and amortization	44,365	45,126	45,828

Merger integration and acquisition expenses	3,255	6,396	4
Restructuring charges and asset impairment	27,521	7,970	6,407
Fees and expenses related to tax planning strategies	—	212	328
Pension settlement charges	—	—	710
Stock-based compensation	3,098	2,766	3,104
Other non-cash gains	(561)	(814)	(880)
Adjusted EBITDA, including 53rd week	88,732	88,956	95,273
53rd week	—	—	(1,968)
Adjusted EBITDA, excluding 53rd week	$88,732	$88,956	$93,305

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation, contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Part II, Item 8 of this report under the Summary of Significant Accounting Policies and Basis of Presentation section in the notes to consolidated financial statements should be reviewed as they are integral to understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors.

An accounting policy is considered critical if: a) it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and b) different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Company’s consolidated financial statements. The Company considers the following accounting policies to represent the more critical estimates and assumptions used in the preparation of its consolidated financial statements:

Inventories

Inventories are valued at the lower of cost or market, the majority of which use the last-in, first-out (“LIFO”) method. The remaining inventories are valued on the first-in, first-out (“FIFO”) method. The Company accounts for its Food Distribution and Military inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under the RIM, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. The Company records allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date. The estimates and assumptions used in valuing inventories, including those used in past calculations, are reviewed and applied consistently, and as a result, the Company believes the estimates and assumptions are both reasonable and accurate. The Company does not anticipate future changes to the estimates or assumptions used in valuing inventories, but it does anticipate that inflation and/or deflation will continue to have a significant impact on the Company’s LIFO reserve as price changes represent a significant driver of the calculation.

Vendor Funds, Allowances and Credits

The Company receives funds from many of its vendors when purchasing products to sell to its corporate owned retail stores and independent retailers. Given the highly promotional nature of the retail supermarket industry, vendor allowances are generally intended to help defray the costs of promotion, advertising and selling the vendor’s products. Vendor allowances that relate to the Company’s buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs such as setting up warehouse infrastructure. The proper recognition and timing of accounting for these items are significant to the reporting of the results of the Company’s operations. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

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

Funds Advanced to Independent Retailers. The Company advances funds to certain independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. In the event these retailers are unable to repay these advances or otherwise experience an event of default, the Company may be unable to recover the unearned portion of the funds advanced to these independent retailers. The Company evaluates the recoverability of these advances based on a number of factors, including anticipated and historical purchase volume, the value of any collateral, customer financial statements and other economic and industry factors, and establishes a reserve for the advances as necessary.

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

The Company has guaranteed the outstanding lease obligations of certain independent retailers and bank debt for one independent retailer. These guarantees, which are secured by certain business assets and personal guarantees of the respective independent retailers, represent the maximum undiscounted payments the Company would be required to make in the event of default. The Company believes these independent retailers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. A liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements.

The Company also subleases and assigns various leases to third parties. In circumstances when the Company becomes aware of factors that indicate deterioration in a third party’s ability to meet its financial obligations guaranteed or assigned by SpartanNash, the Company records a specific reserve in the amount the Company reasonably believes it will be obligated to pay on the third party’s behalf, net of any anticipated recoveries from the third party. In determining the adequacy of these reserves, the Company analyzes factors such as those described above in “Allowance for Doubtful Accounts – Methodology” and “Lease Commitments.” It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts, with the potential for a corresponding adverse effect on operating results and cash flows. Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of the Company’s debt, but could restrict resources available for general business initiatives. Refer to Part II, Item 8 of this report under the Concentration of Credit Risk section in the notes to consolidated financial statements for additional information regarding customer exposure and credit risk.

Business Combinations

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at their estimated fair values as of the acquisition date, with any excess purchase price over the estimated fair values of the net assets acquired being recorded as goodwill.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by the Company but are inherently uncertain. Also, determining the estimated useful life of an intangible asset requires judgment based on the Company’s expected use of the asset, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. The Company typically utilizes the income method to estimate the fair value of intangible assets, which discounts the projected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuation reflect a consideration of other marketplace competition and include the amount and timing of future cash flows (including expected growth rates and profitability) and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

Goodwill

Goodwill is tested for impairment on an annual basis (during the last quarter of the fiscal year), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of its goodwill impairment testing, the Company maintains three reporting units, which are the same as the Company’s reporting segments; however, no goodwill currently exists within the Military segment. Fair values are determined based on the discounted cash flows and comparable market values of each reporting segment. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of each reporting unit to the Company’s total market capitalization. Therefore, a significant and sustained decline in the Company’s stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. When testing goodwill for impairment, the Company’s corporate owned retail stores represent components of its Retail segment. Stores have been aggregated and deemed a single reporting unit as they have similar economic characteristics.

Determining market values using a discounted cash flow method requires that the Company make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company’s judgments are based on the perspective of a market participant, historical experience, current market trends and other information. In estimating future cash flows, the Company utilizes internally generated three-year forecasts for sales and operating profits, including capital expenditures, and a 3.0% long-term assumed growth rate of cash flows for periods after the three-year forecast for both the Food Distribution and Retail segments. The future estimated cash flows were discounted using a rate of 10.5% and 8.8% for the Food Distribution and Retail segments, respectively. The Company generally develops its forecasts based on recent sales data for existing operations and other factors. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes.

Based on the Company’s annual review during the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, no goodwill impairment charge was required to be recorded. As of the date of the most recent goodwill impairment test, which utilized data and assumptions as of October 8, 2016, the Food Distribution reporting unit had a fair value that was substantially in excess of its carrying value and the fair value of the Retail reporting unit, which had $190.5 million of recorded goodwill as of the assessment date, exceeded its carrying value by 13.1%. The fair value calculations contain significant judgments and estimates related to the Retail reporting unit’s projected weighted average cost of capital, future revenues and cash flows, and overall profitability. These judgments and estimates are impacted by a number of different factors, both internal and external, that could result in changes in the estimates and their related outcomes. Specifically, certain changes in economic, industry or market conditions, business operations, competition, or the Company’s performance could affect the estimates used in the fair value calculations.

The Company has sufficient available information, both current and historical, to support its assumptions, judgments and estimates; however, if actual results are not consistent with the Company’s estimates it could result in the Company recording a significant non-cash impairment charge. From a sensitivity perspective, no goodwill impairment charge would be required for the Retail reporting unit even if the estimate of future discounted cash flow was 10% lower or if the discount rate increased by 60 basis points. However, if the Company’s stock price experiences a significant and sustained decline or other events or changes in circumstances occur, such as interest rate increases, which can significantly impact the projected weighted average cost of capital; changes in macroeconomic conditions; or operating results of the Retail reporting unit not meeting the Company’s estimates; it could result in the Company recording a significant non-cash impairment charge.

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Impairments of long-lived assets were $15.6 million, $4.2 million and $7.6 million for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

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

Reserves for Closed Properties

The Company records reserves for closed properties that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the geographic area in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the geographic areas in which the properties are located, the results of previous efforts to sublease similar properties, and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors. For any closed site reserves recorded as part of purchase accounting prior to the adoption of Accounting Standards Codification (“ASC”) Topic 805, adjustments that decrease the liability are generally recorded as a reduction of goodwill. At December 31, 2016, reserves for closed properties for distribution center and store lease and ancillary costs totaling $21.9 million are recorded net of approximately $0.2 million of existing sublease rentals. Based upon the current economic environment, the Company does not believe that it will be able to obtain any additional sublease rentals. A 5% increase/decrease in future estimated ancillary costs would result in a $0.6 million increase/decrease in the restructuring charge liability.

Insurance Reserves

SpartanNash is self-insured through self-insurance retentions or high deductible programs for workers’ compensation, general liability, and automobile liability, and is also self-insured for healthcare costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation, general liability and automobile liabilities are actuarially estimated based on available historical information on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis for its self-insurance retentions and high deductible programs. On a per claim basis, the Company’s exposure is up to $0.5 million for workers’ compensation, general liability and automobile liability, and $0.5 million for healthcare per covered life per year. Refer to Part II, Item 8 of this report under the Summary of Significant Accounting Policies and Basis of Presentation section in the notes to consolidated financial statements for additional information related to self-insurance reserves.

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

Sensitivities to changes in the major assumptions for the SpartanNash Company Pension Plan and the SpartanNash Company Retiree Medical Plan as of December 31, 2016, are as follows:

Percentage
	Point	Projected Benefit Obligation	Expense
(In millions, except percentages)	Change	Decrease / (Increase)	Decrease / (Increase)
Expected return on plan assets - SpartanNash Company Pension Plan	+/- 0.75	N/A	$0.6 / $(0.6)
Discount rate - SpartanNash Company Pension Plan	+/- 0.75	$4.0 / $(4.4)	N/A
Discount rate - SpartanNash Company Retiree Medical Plan	+/- 0.75	$0.8 / $(0.9)	N/A

Refer to Part II, Item 8 of this report under the Associate Retirement Plans section in the notes to consolidated financial statements for additional information related to the assumptions used to estimate the cost of benefits and for details related to changes in the funded status of the defined benefit pension plans.

Income Taxes

SpartanNash is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income credits and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective income tax rate and cash flows in future years. The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which it expects the differences to reverse. Refer to Part II, Item 8 of this report under the Taxes on Income section in the notes to consolidated financial statements for additional information on income taxes.

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015:

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Cash flow activities
Net cash provided by operating activities	$154,524	$219,489	$139,073
Net cash used in investing activities	(68,227)	(95,300)	(81,687)
Net cash used in financing activities	(83,927)	(107,696)	(59,962)
Net cash used in discontinued operations	(738)	(217)	(197)
Net increase (decrease) in cash and cash equivalents	1,632	16,276	(2,773)
Cash and cash equivalents at beginning of fiscal year	22,719	6,443	9,216
Cash and cash equivalents at end of fiscal year	$24,351	$22,719	$6,443

Net cash provided by operating activities. Net cash provided by operating activities decreased during the fiscal year ended December 31, 2016 (“fiscal 2016” or “current year”) over the fiscal year ended January 2, 2016 (“fiscal 2015” or “prior year”) by approximately $65.0 million. The decrease was primarily due to customer advances and higher inventory levels to support sales growth and the timing of working capital requirements and income tax payments.

Net cash provided by operating activities increased during fiscal 2015 over the fiscal year ended January 3, 2015 (“fiscal 2014”) by approximately $80.4 million. The increase was primarily due to changes in working capital, which were largely the result of inventory management initiatives and the timing of payments in the prior year.

During the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company paid $35.8 million, $23.5 million and $27.4 million, respectively, in income tax payments.

Net cash used in investing activities. Net cash used in investing activities decreased $27.1 million in fiscal 2016 compared to fiscal 2015 primarily due to $41.5 million of payments for acquisitions in the prior year, partially offset by $14.9 million of lower proceeds on the sales of assets of previously closed facilities compared to fiscal 2015.

Net cash used in investing activities increased $13.6 million in fiscal 2015 compared to fiscal 2014 primarily due to $41.5 million of payments for fiscal 2015 acquisitions, partially offset by $10.6 million of lower capital expenditure related payments and $9.9 million of higher proceeds on the sales of assets of previously closed facilities compared to fiscal 2014.

The Food Distribution, Military and Retail segments utilized 26.0%, 8.8% and 65.2% of capital expenditures, respectively, for the fiscal year ended December 31, 2016. Expenditures for fiscal 2016 primarily related to retail store remodels and upgrades, which include eight major store remodels, one store upgrade, and one new fuel center, as well as various IT system upgrades and implementations to better streamline processes and meet the operational needs of the Company. The Company expects capital expenditures to range from $70 million to $72 million for fiscal 2017.

Net cash used in financing activities. Net cash used in financing activities decreased $23.8 million during fiscal 2016 over fiscal 2015 primarily due to the $50.0 million prepayment of the Senior Notes in the prior year and an additional $23.4 million of payments on the senior secured credit facility in the current year.

Net cash used in financing activities increased $47.7 million during fiscal 2015 over fiscal 2014 primarily due to the $50.0 million prepayment of the Senior Notes.

Net cash used in discontinued operations. Net cash used in discontinued operations contains the net cash flows of the Company’s Food Distribution and Retail discontinued operations and is primarily composed of facility maintenance expenditures.

Debt Management

Total debt, including capital lease obligations and current maturities, decreased $55.7 million to $431.1 million as of December 31, 2016 from $486.8 million at January 2, 2016. The decrease in total debt was primarily driven by payments on the senior secured credit facility as a result of cash provided by operating activities exceeding working capital requirements and payments on capital lease obligations.

In December 2016, SpartanNash Company and certain of its subsidiaries amended its senior secured credit facility (the “Credit Agreement”). The principal changes of the amendment were to reduce the number of tiers in the pricing grid from three to two, reset the advance rate on real estate to 75%, provide the ability to increase the size of the term loan by $33 million, and extend the maturity date of the agreement, which was set to expire on January 8, 2020, to December 20, 2021. The Credit Agreement provides for borrowings of $1.0 billion, consisting of three tranches: a $900 million secured revolving credit facility (Tranche A), a $40 million secured revolving credit facility (Tranche A-1), and a $60 million term loan (Tranche A-2). The Company has the ability to increase the size of the Credit Agreement by an additional $400 million, subject to certain conditions in the Credit Agreement. The Company’s obligations under the related Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility, which has maximum available credit of $1.0 billion. As of December 31, 2016, the senior secured credit facility had outstanding borrowings of $386.1 million. Additional available borrowings under the Company’s $1.0 billion Credit Agreement are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintains Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company had excess availability after the 10% requirement of $415.8 million at December 31, 2016. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $9.6 million were outstanding as of December 31, 2016. The revolving credit facility matures December 2021, and is secured by substantially all of the Company’s assets. The Company believes that cash generated from operating activities and available borrowings under the Credit Agreement will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the Credit Agreement.

The Company’s current ratio (current assets to current liabilities) was 1.77:1.00 at December 31, 2016 compared to 1.81:1.00 at January 2, 2016, and its investment in working capital was $387.5 million at December 31, 2016 compared to $396.3 million at January 2, 2016. Net debt to total capital ratio decreased to 0.33:1.00 at December 31, 2016 from 0.37:1.00 at January 2, 2016.

As discussed in the Recent Developments section, on January 6, 2017, the Company purchased Caito and BRT. The acquisition was funded with proceeds under the Credit Agreement.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of December 31, 2016 and January 2, 2016.

	December 31,	January 2,
(In thousands)	2016	2016
Current maturities of long-term debt and capital lease obligations	$17,424	$19,003
Long-term debt and capital lease obligations	413,675	467,793
Total debt	431,099	486,796
Cash and cash equivalents	(24,351)	(22,719)
Total net long-term debt	$406,748	$464,077

Contractual Obligations

The table below presents the Company’s significant contractual obligations as of December 31, 2016 (a):

	Amount Committed By Period
	Total	Less			More
	Amount	than 1			than 5
(In thousands)	Committed	year	1-3 years	3-5 years	years
Long-term debt (b)	$391,109	$11,557	$20,000	$359,552	$—
Estimated interest on long-term debt	44,228	9,765	17,710	16,753	—
Capital leases (c)	48,255	5,867	12,077	6,742	23,569
Interest on capital lease	22,596	3,394	5,614	4,196	9,392
Operating leases (c)	253,647	51,072	79,096	45,762	77,717
Lease and ancillary costs of closed sites, including imputed interest	21,932	3,209	5,030	4,888	8,805
Purchase obligations (merchandise) (d)	53,418	25,919	19,451	4,066	3,982
Unrecognized tax liabilities, including interest	2,489	924	1,565	—	—
Self-insurance liability	14,730	8,292	4,178	1,513	747
Total	$852,404	$119,999	$164,721	$443,472	$124,212
(a)

Excludes funding of pension and other postretirement benefit obligations. The Company does not expect to make payments to its defined benefit pension plans in fiscal 2017. Also excludes contributions under various multi-employer pension and health and welfare plans, which totals $13.4 million and $14.3 million, respectively, for the fiscal year ended December 31, 2016. For additional information, refer to Part II, Item 8 of this report under the Associate Retirement Plans section in the notes to consolidated financial statements.

(b)	Refer to Part II, Item 8 of this report under the Long-Term Debt section in the notes to consolidated financial statements for additional information regarding long-term debt.
(c)

Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. For the fiscal year ended December 31, 2016, these charges totaled approximately $17.4 million.

(d)

The amount of purchase obligations shown in this table represents the amount of product the Company is contractually obligated to purchase in order to earn $10.9 million in advanced contract monies that are receivable under the contracts. At December 31, 2016, $1.9 million in advanced contract monies has been received under these contracts where recognition has been deferred on the consolidated balance sheet. If the Company does not fulfill these purchase obligations, it would only be obligated to repay the unearned upfront contract monies. The amount shown here does not include the following: a) purchase obligations made in the normal course of business as those obligations involve purchase orders based on current Company needs that are typically cancelable and/or fulfilled by vendors within a very short period of time; b) agreements that are cancelable by the Company without significant penalty, including contracts for routine outsourced services; and c) contracts that do not contain minimum annual purchase commitments but include other standard contractual considerations that must be fulfilled in order to earn advanced contract monies that have been received.

The Company has also made certain commercial commitments that extend beyond December 31, 2016. These commitments include standby letters of credit and guarantees of certain Food Distribution customer lease obligations. The following summarizes these commitments as of December 31, 2016:

	Amount Committed By Period
	Total	Less			More
	Amount	than 1			than 5
(In thousands)	Committed	year	1-3 years	3-5 years	years
Standby Letters of Credit (a)	$9,605	$9,605	$—	$—	$—
Guarantees (b)	1,945	329	657	657	302
Total Other Commercial Commitments	$11,550	$9,934	$657	$657	$302

(a)	Letters of credit supports the Company’s self-insurance obligations.
(b)

Refer to Part II, Item 8 of this report under the Summary of Significant Accounting Policies and Basis of Presentation section and the Concentration of Credit Risk section in the notes to consolidated financial statements for additional information regarding debt guarantees, lease guarantees and assigned leases. The amount shown here includes interest.

Cash Dividends

The Company paid a quarterly cash dividend of $0.15, $0.135 and $0.12 per common share in each quarter of the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. Under the Credit Agreement, the Company is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions and share repurchases, do not exceed $35.0 million. Additionally, the Company is generally permitted to pay cash dividends in excess of $35.0 million in any fiscal year so long as its Excess Availability, as defined in the Credit Agreement, is in excess of 10% of the Total Borrowing Base, as defined in the Credit Agreement, before and after giving effect to the repurchases and dividends. Although the Company currently expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

Recently Adopted Accounting Standards

Refer to Part II, Item 8 of this report under the Summary of Significant Accounting Policies and Basis of Presentation section in the notes to consolidated financial statements for additional information.

Item 7A.Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to industry related price changes on several commodities, such as dairy, meat and produce that it buys and sells in all of its segments. These products are purchased for and sold from inventory in the ordinary course of business. The Company is also exposed to other general commodity price changes such as utilities, insurance and fuel costs.

The Company had $386.1 million of variable rate debt as of December 31, 2016. The weighted average interest rate on debt outstanding for the fiscal year ended December 31, 2016 was 3.70%.

At December 31, 2016 and January 2, 2016, the estimated fair value of the Company’s long-term debt, including current maturities, was higher than book value by approximately $1.4 million and $2.1 million, respectively. The estimated fair values were based on market quotes for instruments with similar terms and remaining maturities.

The following table sets forth the future principal payments of the Company’s outstanding debt and related weighted average interest rates for the outstanding instruments as of December 31, 2016:

	December 31, 2016		Aggregate Payments by Fiscal Year
(In thousands, except rates)	Fair Value	Total	2017	2018	2019	2020	2021	Thereafter
Fixed rate debt
Principal payable	$54,678	$53,283	$7,424	$8,655	$6,468	$4,654	$2,513	$23,569
Average interest rate		6.66%	6.76%	7.06%	7.57%	7.81%	7.92%	8.13%

Variable rate debt
Principal payable	$386,081	$386,081	$10,000	$10,000	$6,954	$—	$359,127	$—
Average interest rate		2.59%	2.54%	2.45%	2.37%	2.33%	2.33%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SpartanNash Company and Subsidiaries

Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of SpartanNash Company and subsidiaries (the "Company") as of December 31, 2016 and January 2, 2016, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the fiscal years ended January 3, 2015, January 2, 2016 and December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the fiscal years ended January 3, 2015, January 2, 2016 and December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

March 1, 2017

CONSOLIDATED BALANCE SHEETS

SpartanNash Company and Subsidiaries

(In thousands)

	December 31,	January 2,
	2016	2016
Assets
Current assets
Cash and cash equivalents	$24,351	$22,719
Accounts and notes receivable, net	291,568	317,183
Inventories, net	539,857	521,164
Prepaid expenses and other current assets	37,187	22,521
Property and equipment held for sale	521	—
Total current assets	893,484	883,587

Property and equipment, net	559,722	583,698
Goodwill	322,686	322,902
Other assets, net	154,444	127,076

Total assets	$1,930,336	$1,917,263

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$372,432	$353,688
Accrued payroll and benefits	75,333	71,973
Other accrued expenses	40,788	42,660
Current maturities of long-term debt and capital lease obligations	17,424	19,003
Total current liabilities	505,977	487,324

Long-term liabilities
Deferred income taxes	123,243	116,600
Postretirement benefits	16,266	16,008
Other long-term liabilities	45,768	38,759
Long-term debt and capital lease obligations	413,675	467,793
Total long-term liabilities	598,952	639,160

Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,539 and 37,600 shares outstanding	521,984	521,698
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(11,437)	(11,447)
Retained earnings	314,860	280,528
Total shareholders’ equity	825,407	790,779

Total liabilities and shareholders’ equity	$1,930,336	$1,917,263

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

SpartanNash Company and Subsidiaries

(In thousands, except per share data)

	Year Ended
	December 31,		January 2,	January 3,
	2016		2016	2015
	(52 Weeks)		(52 Weeks)	(53 Weeks)
Net sales	$7,734,600		$7,651,973	$7,916,062
Cost of sales	6,623,106		6,536,291	6,759,988
Gross profit	1,111,494		1,115,682	1,156,074

Operating expenses
Selling, general and administrative	963,652		975,572	1,022,387
Merger integration and acquisition	6,959		8,433	12,675
Restructuring charges and asset impairment	32,116		8,802	6,166
Total operating expenses	1,002,727		992,807	1,041,228

Operating earnings	108,767		122,875	114,846

Other (income) and expenses
Interest expense	19,082		21,820	24,414
Loss on debt extinguishment	247		1,171	—
Other, net	(525)		(375)	(17)
Total other expenses, net	18,804		22,616	24,397

Earnings before income taxes and discontinued operations	89,963		100,259	90,449
Income taxes	32,907		37,093	31,329
Earnings from continuing operations	57,056		63,166	59,120

Loss from discontinued operations, net of taxes	(228)		(456)	(524)
Net earnings	$56,828		$62,710	$58,596

Basic earnings per share:
Earnings from continuing operations	$1.52		$1.68	$1.57
Loss from discontinued operations	—	*	(0.01)	(0.01)
Net earnings	$1.52		$1.67	$1.56

Diluted earnings per share:
Earnings from continuing operations	$1.52		$1.67	$1.57
Loss from discontinued operations	(0.01)		(0.01)	(0.02)	*
Net earnings	$1.51		$1.66	$1.55

*Includes rounding.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SpartanNash Company and Subsidiaries

(In thousands)

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Net earnings	$56,828	$62,710	$58,596

Other comprehensive income (loss), before tax
Pension and postretirement liability adjustment	14	429	(4,785)
Total other comprehensive income (loss), before tax	14	429	(4,785)

Income tax (expense) benefit related to items of other comprehensive income	(4)	(221)	1,924

Total other comprehensive income (loss), after tax	10	208	(2,861)
Comprehensive income	$56,838	$62,918	$55,735

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SpartanNash Company and Subsidiaries

(In thousands)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 28, 2013	37,371	$518,056	$(8,794)	$197,611	$706,873
Net earnings	—	—	—	58,596	58,596
Other comprehensive loss	—	—	(2,861)	—	(2,861)
Dividends - $0.48 per share	—	—	—	(18,090)	(18,090)
Share repurchase	(246)	(4,987)			(4,987)
Stock-based employee compensation	—	6,939	—	—	6,939
Issuance of common stock and related tax benefit on stock option exercises and stock bonus plan	173	1,824	—	—	1,824
Issuance of restricted stock and related income tax benefits	317	588			588
Cancellations of stock-based awards	(91)	(1,629)	—	—	(1,629)
Balance at January 3, 2015	37,524	520,791	(11,655)	238,117	747,253
Net earnings	—	—	—	62,710	62,710
Other comprehensive income	—	—	208	—	208
Dividends - $0.54 per share	—	—	—	(20,299)	(20,299)
Share repurchase	(282)	(9,000)			(9,000)
Stock-based employee compensation	—	7,240	—	—	7,240
Issuance of common stock and related tax benefit on stock option exercises and stock bonus plan and from deferred compensation plan	223	4,279	—	—	4,279
Issuance of restricted stock and related income tax benefits	315	1,114			1,114
Cancellations of stock-based awards	(180)	(2,726)	—	—	(2,726)
Balance at January 2, 2016	37,600	521,698	(11,447)	280,528	790,779
Net earnings	—	—	—	56,828	56,828
Other comprehensive income	—	—	10	—	10
Dividends - $0.60 per share	—	—	—	(22,496)	(22,496)
Share repurchase	(396)	(9,000)	—	—	(9,000)
Stock-based employee compensation	—	7,936	—	—	7,936
Issuance of common stock and related tax benefit on stock option exercises and stock bonus plan	144	3,697	—	—	3,697
Issuance of restricted stock and related income tax benefits	315	(118)	—	—	(118)
Cancellations of stock-based awards	(124)	(2,229)	—	—	(2,229)
Balance at December 31, 2016	37,539	$521,984	$(11,437)	$314,860	$825,407

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SpartanNash Company and Subsidiaries

(In thousands)

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Cash flows from operating activities
Net earnings	$56,828	$62,710	$58,596
Loss from discontinued operations, net of tax	228	456	524
Earnings from continuing operations	57,056	63,166	59,120
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other charges	32,191	9,755	6,166
Loss on debt extinguishment	247	1,171	—
Depreciation and amortization	79,183	84,905	88,475
LIFO (income) expense	(1,919)	(1,201)	5,603
Postretirement benefits expense (income)	1,780	(41)	2,686
Deferred taxes on income	6,761	2,512	3,537
Stock-based compensation expense	7,936	7,240	6,939
Excess tax benefit on stock compensation	(438)	(1,308)	(699)
Other, net	(254)	(22)	(213)
Changes in operating assets and liabilities:
Accounts receivable	30,537	(33,063)	(517)
Inventories	(18,456)	59,473	6,004
Prepaid expenses and other assets	(45,506)	(545)	13,292
Accounts payable	21,946	30,250	(29,231)
Accrued payroll and benefits	(1,036)	(1,903)	(8,401)
Postretirement benefit payments	(413)	(1,013)	(4,155)
Other accrued expenses and other liabilities	(15,091)	113	(9,533)
Net cash provided by operating activities	154,524	219,489	139,073
Cash flows from investing activities
Purchases of property and equipment	(73,429)	(79,394)	(90,012)
Net proceeds from the sale of assets	5,989	20,928	11,008
Acquisitions, net of cash acquired	—	(41,517)	—
Loans to customers	(1,962)	(1,450)	(6,429)
Payments from customers on loans	2,183	1,733	3,653
Proceeds from company owned life insurance	—	5,004	—
Other	(1,008)	(604)	93
Net cash used in investing activities	(68,227)	(95,300)	(81,687)
Cash flows from financing activities
Proceeds from senior secured credit facility	1,341,215	1,089,979	1,062,173
Payments on senior secured credit facility	(1,384,958)	(1,110,344)	(1,079,654)
Share repurchase	(9,000)	(9,000)	(4,987)
Prepayment of senior notes	—	(50,000)	—
Debt extinguishment costs	—	(831)	—
Repayment of other long-term debt	(9,146)	(10,157)	(20,353)
Financing fees paid	(2,498)	(2,013)	(870)
Excess tax benefit on stock compensation	438	1,308	699
Proceeds from exercise of stock options	2,518	3,661	1,120
Dividends paid	(22,496)	(20,299)	(18,090)
Net cash used in financing activities	(83,927)	(107,696)	(59,962)
Cash flows from discontinued operations
Net cash used in operating activities	(738)	(740)	(197)
Net cash provided by investing activities	—	523	—
Net cash used in discontinued operations	(738)	(217)	(197)
Net increase (decrease) in cash and cash equivalents	1,632	16,276	(2,773)
Cash and cash equivalents at beginning of fiscal year	22,719	6,443	9,216
Cash and cash equivalents at end of fiscal year	$24,351	$22,719	$6,443

See notes to consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United State of America (“GAAP”) and include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or “the Company”). Intercompany accounts and transactions have been eliminated.

Fiscal Year: The Company’s fiscal year end is the Saturday nearest to December 31. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks. The fiscal year ended January 3, 2015 contained 53 weeks; therefore, the fourth quarter of fiscal 2014 contained 13 weeks rather than 12 weeks.

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

Cost of Sales: Cost of sales is the cost of inventory sold during the period, including purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances. Vendor allowances and credits that relate to the Company’s buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms. The distribution segments include shipping and handling costs in the selling, general and administrative section of operating expenses on the consolidated statement of earnings.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts and Notes Receivable: Accounts and notes receivable are shown net of allowances for credit losses of $6.7 million and $6.8 million as of December 31, 2016 and January 2, 2016, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. Operating results include bad debt expense of $1.4 million, $2.1 million and $3.0 million for fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

Inventory Valuation: Inventories are valued at the lower of cost or market. Approximately 86.7% and 88.2% of the Company’s inventories were valued on the last-in, first-out (LIFO) method at December 31, 2016 and January 2, 2016, respectively. If replacement cost had been used, inventories would have been $47.6 million and $49.5 million higher at December 31, 2016 and January 2, 2016, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 by $0.2 million, $0.6 million and $0.8 million, respectively. The Company accounts for its Food Distribution and Military inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under RIM, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. The Company records allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

Goodwill and Intangible Assets: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed for impairment during the last quarter of each year, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a discounted cash flow model and comparable market values of each reporting segment. Measuring the fair value of reporting units is a Level 3 measurement under the fair value hierarchy. See Note 8 for a discussion of levels.

Intangible assets primarily consist of trade names, customer relationships, favorable lease agreements, pharmacy prescription lists, franchise agreements and fees, non-compete agreements and liquor licenses. The following assets are amortized on a straight-line basis over the period of time in which their expected benefits will be realized: favorable leases (related lease terms), prescription lists and customer relationships (period of expected benefit), non-compete agreements and franchise fees (length of agreements), and trade names with definite lives (expected life of the assets). Indefinite-lived trade names are not amortized but are tested at least annually for impairment, and liquor licenses are also not amortized as they have indefinite lives. Intangible assets are included in “Other Assets, net” in the consolidated balance sheets.

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

Property under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. Internal use software is included in property and equipment and amounted to $32.9 million and $20.3 million as of December 31, 2016 and January 2, 2016, respectively.

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

Debt Issuance Costs: Debt issuance costs are amortized over the term of the related financing agreement and are included as a direct deduction from the carrying amount of the related debt liability in “Long-term debt and capital lease obligations” in the consolidated balance sheets.

Insurance Reserves: SpartanNash is self-insured through self-insurance retentions or high deductible programs for workers’ compensation, general liability, and automobile liability, and is also self-insured for healthcare costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation, general liability and automobile liabilities are actuarially estimated based on available historical information on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure to any significant exposure on a per claim basis for its self-insurance retentions and high deductible programs. On a per claim basis, the Company’s exposure is up to $0.5 million for workers’ compensation, general liability and automobile liability and $0.5 million for healthcare per covered life per year. Any projection of losses concerning workers’ compensation, general liability, automobile liability and healthcare costs is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, changing regulations, legal interpretations, benefit level changes and claim settlement patterns. Although the Company’s estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities.

A summary of changes in the Company’s self-insurance liability is as follows:

	December 31,	January 2,	January 3,
(In thousands)	2016	2016	2015
Balance at beginning of period	$14,466	$19,413	$22,454
Expenses	49,560	43,851	53,297
Claim payments, net of employee contributions	(49,296)	(48,798)	(56,338)
Balance at end of period	$14,730	$14,466	$19,413

The current portion of the self-insurance liability was $8.3 million and $8.2 million as of December 31, 2016 and January 2, 2016, respectively, and is included in “Other accrued expenses” in the consolidated balance sheets. The long-term portion was $6.4 million and $6.2 million as of December 31, 2016 and January 2, 2016, respectively, and is included in “Other long-term liabilities” in the consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted EPS for continuing operations:

	December 31,	January 2,	January 3,
	2016	2016	2015
(In thousands, except per share amounts)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Numerator:
Earnings from continuing operations	$57,056	$63,166	$59,120
Adjustment for earnings attributable to participating securities	(1,011)	(1,098)	(1,015)
Earnings from continuing operations used in calculating earnings per share	$56,045	$62,068	$58,105
Denominator:
Weighted average shares outstanding, including participating securities	37,483	37,612	37,641
Adjustment for participating securities	(664)	(654)	(646)
Shares used in calculating basic earnings per share	36,819	36,958	36,995
Effect of dilutive stock options	73	106	69
Shares used in calculating diluted earnings per share	36,892	37,064	37,064
Basic earnings per share from continuing operations	$1.52	$1.68	$1.57
Diluted earnings per share from continuing operations	$1.52	$1.67	$1.57

Weighted average shares issuable upon the exercise of stock options that were not included in the EPS calculations because they were anti-dilutive were 322,914 for the fiscal year ended January 3, 2015. There were no anti-dilutive stock options in fiscal years ended December 31, 2016 and January 2, 2016.

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

Shareholders’ Equity: The Company’s restated articles of incorporation provide that the Board of Directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the Board of Directors. At December 31, 2016 and January 2, 2016, there were no shares of preferred stock outstanding.

Advertising Costs: The Company’s advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Advertising expenses were $46.6 million, $47.7 million and $41.1 million for fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

Accumulated Other Comprehensive Income (Loss): The Company reports comprehensive income (loss) that includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net earnings, such as pension and other postretirement liability adjustments, but rather are recorded directly to shareholders’ equity. These amounts are also presented in the consolidated statements of comprehensive income. As of December 31, 2016 and January 2, 2016, the accumulated other comprehensive loss relates to the pension and postretirement liability.

Discontinued operations: Certain of the Company’s Food Distribution and Retail operations have been recorded as discontinued operations. Results of discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted. Results of discontinued operations reported on the consolidated statements of earnings are reported net of tax.

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. If a reporting unit fails Step 1 of the goodwill impairment test, entities are no longer required to compute the implied fair value of goodwill following the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance is effective for the Company in fiscal year ending January 2, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance is effective for the Company in the first quarter of its fiscal year ending December 30, 2017. Early adoption is permitted for any entity in any interim or annual period. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement: Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent).” ASU 2015-07 removes the requirement to make certain disclosures as well as categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) as a practical expedient. The Company adopted the new standard in fiscal 2016 on a retrospective basis for all periods presented. Adoption of this standard changed certain fair value hierarchy disclosures but overall did not have a material impact on the financial statements.

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

The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements and is substantially complete with its initial evaluation of the major focus areas that could impact the Company. From a principal versus agent considerations perspective, the Company has evaluated its significant arrangements and has determined that revenue recognition on a gross reporting basis will remain relatively unchanged, with the exception of a few smaller contracts that could be reported on a net basis depending on the nature of the arrangements and management’s final assessment. As it pertains to the Food Distribution and Military segments, the Company determined that the promised goods or services outlined in the contracts with customers are immaterial in the context of the contracts, and therefore, the Company expects the amount and timing of revenue to remain unchanged. Many of these contracts also include contingent amounts of variable consideration, and the Company expects there to be few, if any, changes to the timing of revenue as the Company currently recognizes these amounts under the presumption that they are fixed and determinable. The Company also expects there to be few, if any, changes to revenue recognition in its Retail segment based on how the Company currently records gift card breakage and loyalty rewards, which are immaterial with respect to the consolidated financial statements. The Company expects to complete its evaluation and implementation of the standard in mid-2017 and is currently in the process of updating its existing accounting policies as well as implementing processes and controls to address the relevant changes that will result from adopting the new standard.

Note 2 – Acquisitions

On June 16, 2015, the Company acquired certain assets and assumed certain liabilities of Dan’s Super Market, Inc. (Dan’s) for a total purchase price of $32.6 million. Dan’s was a six-store chain serving Bismarck and Mandan, North Dakota, and was not a customer of the SpartanNash Food Distribution segment prior to the acquisition. The Company acquired the Dan’s stores to strengthen its offering in this region from both a retail and distribution perspective. During the measurement period, which ended June 15, 2016, there were no material adjustments made to the initial fair values of the assets acquired and liabilities assumed as part of the Dan’s acquisition.

Note 3 – Accounts and Notes Receivable

Accounts and notes receivable are comprised of the following:

	December 31,	January 2,
(In thousands)	2016	2016
Customer notes receivable	$3,219	$2,385
Customer accounts receivable	252,778	282,153
Other receivables	42,142	37,817
Allowance for doubtful accounts	(6,571)	(5,172)
Net current accounts and notes receivable	$291,568	$317,183
Long-term notes receivable	15,393	21,774
Allowance for doubtful accounts	(139)	(1,597)
Net long-term notes receivable	$15,254	$20,177

Note 4 – Property and Equipment

Property and equipment consists of the following:

	December 31,	January 2,
(In thousands)	2016	2016
Land and improvements	$76,409	$73,524
Buildings and improvements	483,687	483,764
Equipment	529,705	502,283
Total property and equipment	1,089,801	1,059,571
Less accumulated depreciation and amortization	530,079	475,873
Property and equipment, net	$559,722	$583,698

Note 5 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Food
(In thousands)	Distribution	Retail	Total
Balance at January 3, 2015:
Goodwill	$131,348	$252,532	$383,880
Accumulated impairment charges	—	(86,600)	(86,600)
Goodwill, net	131,348	165,932	297,280

Acquisition (Dan's)	1,019	24,603	25,622

Balance at January 2, 2016:
Goodwill	132,367	277,135	409,502
Accumulated impairment charges	—	(86,600)	(86,600)
Goodwill, net	132,367	190,535	322,902

Other (Note 6)	—	(216)	(216)

Balance at December 31, 2016:
Goodwill	132,367	276,919	409,286
Accumulated impairment charges	—	(86,600)	(86,600)
Goodwill, net	$132,367	$190,319	$322,686

The following table reflects the components of amortized intangible assets, included in “Other assets, net” on the consolidated balance sheets:

	December 31, 2016		January 2, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Non-compete agreements	$1,244	$978	$1,306	$725
Favorable leases	8,744	3,807	8,744	3,248
Pharmacy customer prescription lists	7,168	3,445	7,887	3,441
Customer relationships	17,633	2,187	17,542	1,308
Trade names	1,068	236	1,068	86
Franchise fees and other	929	270	559	205
Total	$36,786	$10,923	$37,106	$9,013

The weighted average amortization periods for amortizable intangible assets as of December 31, 2016 are as follows:

Non-compete agreements	5.0 years
Favorable leases	15.7 years
Pharmacy customer prescription lists	7.4 years
Customer relationships	20.0 years
Trade names	7.0 years
Franchise fees and other	9.2 years

Amortization expense for intangible assets was $3.0 million, $3.3 million and $3.7 million for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

	Fiscal Year
(In thousands)	2017	2018	2019	2020	2021
Amortization expense	$2,835	$2,607	$2,489	$2,115	$1,394

Indefinite-lived intangible assets that are not amortized, consisting primarily of trade names and licenses for the sale of alcoholic beverages, totaled $34.3 million and $35.1 million as of December 31, 2016 and January 2, 2016, respectively.

Note 6 – Restructuring Charges and Asset Impairment

The following table summarizes the reserve activity for closed properties for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015. Reserves for closed properties recorded in the consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at December 28, 2013	$19,496	$1,035	$20,531
Provision for closing charges (a)	543	—	543
Provision for severance (b)	—	306	306
Changes in estimates (c)	(563)	—	(563)
Accretion expense	841	—	841
Payments	(6,329)	(1,261)	(7,590)
Balance at January 3, 2015	13,988	80	14,068
Provision for closing charges (a)	7,200	—	7,200
Provision for severance (b)	—	395	395
Changes in estimates (c)	(56)	(80)	(136)
Lease termination adjustment (d)	(1,745)	—	(1,745)
Accretion expense	592	—	592
Payments	(5,531)	(395)	(5,926)
Balance at January 2, 2016	14,448	—	14,448
Provision for closing charges (a)	13,925	—	13,925
Provision for severance (b)	—	919	919
Changes in estimates (c)	689	(40)	649
Lease termination adjustment (d)	(2,437)	—	(2,437)
Accretion expense	675	—	675
Payments	(5,368)	(879)	(6,247)
Balance at December 31, 2016	$21,932	$—	$21,932
(a)

The provision for closing charges represents initial costs estimated to be incurred for lease and related ancillary costs, net of sublease income, related to store and distribution center closings in the Retail and Food Distribution segments, respectively.

(b)	The provision for severance represents severance charges made in connection with property closures.
(c)

As a result of changes in estimates, goodwill was reduced by $0.2 million and $1.3 million in the fiscal years ended December 31, 2016 and January 3, 2015, respectively, as the initial charges for certain stores were adjusted in the purchase price allocations for previous acquisitions.

(d)

The lease termination adjustment represents the benefit recognized in connection with lease buyouts on previously closed stores. The lease liabilities were formerly included in the Company’s restructuring cost liability based on initial estimates.

Restructuring charges and asset impairment included in the consolidated statements of earnings consisted of the following:

	December 31,	January 2,	January 3,
	2016	2016	2015
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Asset impairment charges (a)	$15,586	$4,220	$7,550
Provision for closing charges (b)	13,925	7,200	543
Gain on sales of assets related to closed facilities (c)	(134)	(2,997)	(4,518)
Provision for severance (d)	919	395	306
Other costs associated with distribution center and store closings (e)	3,692	1,865	1,504
Changes in estimates (f)	865	(136)	781
Lease termination adjustment (g)	(2,737)	(1,745)	—
	$32,116	$8,802	$6,166
(a)

Asset impairment charges were recorded in each fiscal year presented in the Retail segment in connection with the Company’s store rationalization plan and the underperformance of certain retail stores. Asset impairment charges of $880 were recorded in the fiscal year ended January 2, 2016 in connection with the closure of a distribution center in the Military segment.

(b)

The provision for closing charges represents initial costs estimated to be incurred for lease and related ancillary costs, net of sublease income, related to property closures. In each fiscal year presented, closing charges were recorded for store closings in the Retail segment, particularly retail stores in the western geographies in connection with the Company’s store rationalization plan. In fiscal 2016, closing charges were also recorded in the Food Distribution segment associated with the closure of a distribution center.

(c)

The gain on sales of assets in fiscal 2016 relate to gains on the sale of vacant land in the Military segment and net gains on the sale of previously closed stores in the Retail segment, partially offset by losses on the sale of a closed distribution center in the Food Distribution segment. The gain on sales of assets in the fiscal year ended January 2, 2016 resulted from the sale of a closed distribution center in the Food Distribution segment and net gains on the sales of closed stores in the Retail segment. The gains on sales of assets in the fiscal year ended January 3, 2015 resulted from sales of closed stores in the Retail segment.

(d)	The provision for severance relates to distribution center closings in the Food Distribution and Military segments and store closings in the Retail segment.
(e)

Other closing costs associated with distribution center and store closings represent additional costs, mainly labor, inventory transfer and other administrative costs, incurred in connection with winding down certain operations in the Food Distribution and Retail segments.

(f)	The changes in estimates relate to revised estimates of lease, ancillary and severance costs associated with previously closed facilities, primarily in the Retail and Food Distribution segments.
(g)	The lease termination adjustment represents the benefits recognized in connection with lease buyouts on previously closed stores.

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

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	December 31,	January 2,
(In thousands)	2016	2016
Senior secured revolving credit facility, due December 2021	$359,127	$394,982
Senior secured term loan, due December 2021	26,954	34,842
Capital lease obligations (Note 10)	48,255	58,599
Other, 2.61% - 8.75%, due 2019 - 2020	5,028	6,558
Total debt - principal	439,364	494,981
Unamortized debt issuance costs	(8,265)	(8,185)
Total debt	431,099	486,796
Less current portion	17,424	19,003
Total long-term debt	$413,675	$467,793

In December 2016, SpartanNash Company and certain of its subsidiaries amended its senior secured credit facility (the “Credit Agreement”). The principal changes of the amendment were to reduce the number of tiers in the pricing grid from three to two, reset the advance rate on real estate to 75%, provide the ability to increase the size of the term loan by $33 million, and extend the maturity date of the agreement, which was set to expire on January 8, 2020, to December 20, 2021. The Credit Agreement provides for borrowings of $1.0 billion, consisting of three tranches: a $900 million secured revolving credit facility (Tranche A), a $40 million secured revolving credit facility (Tranche A-1), and a $60 million term loan (Tranche A-2). The Company has the ability to increase the size of the Credit Agreement by an additional $400 million, subject to certain conditions in the Credit Agreement. The Company’s obligations under the related Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

Availability under the Credit Agreement is based upon advance rates on certain asset categories owned by the Company, including, but not limited to the following: inventory, accounts receivable, real estate, prescription lists, cigarette tax stamps, and rolling stock.

The Credit Agreement imposes certain requirements, including: limitations on dividends and investments, limitations on the Company’s ability to incur debt, make loans, acquire other companies, change the nature of the Company’s business, enter a merger or consolidation, or sell assets. These requirements can be more restrictive depending upon the Company’s Excess Availability, as defined under the Credit Agreement.

Borrowings under the three tranches of the credit facility bear interest at the Company’s option as either Eurodollar loans or Base Rate loans, subject to a grid based upon Excess Availability. As of December 31, 2016, the interest rate terms are as follows:

Credit	Outstanding
Facility	as of
Tranche	December 31, 2016	Eurodollar Rate	Base Rate
Tranche A	$325,000	LIBOR plus 1.50% to 1.75%	Greater of:	(i) the Federal Funds Rate plus 1.00% to 1.25%
				(ii) the Eurodollar Rate plus 1.25% to 1.50%
				(iii) the prime rate plus 0.25% to 0.50%
Tranche A-1	$34,127	LIBOR plus 2.75% to 3.00%	Greater of:	(i) the Federal Funds Rate plus 2.25% to 2.50%
				(ii) the Eurodollar Rate plus 2.50% to 2.75%
				(iii) the prime rate plus 1.50% to 1.75%
Tranche A-2	$26,954	LIBOR plus 5.25%	Greater of:	(i) the Federal Funds Rate plus 4.75%
				(ii) the Eurodollar Rate plus 5.25%
				(iii) the prime rate plus 4.25%

The Company also incurs an unused line of credit fee on the unused portion of the loan commitments at a rate of 0.25% .

As of December 31, 2016 and January 2, 2016, the secured revolving credit facilities and senior secured term loan had total outstanding borrowings of $386.1 million and $429.8 million, respectively. The Credit Agreement requires that the Company maintain Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company is in compliance with all financial covenants as of December 31, 2016 and had Excess Availability after the 10% requirement of $415.8 million and $334.3 million at December 31, 2016 and January 2, 2016, respectively. The credit facility provides for the issuance of letters of credit, of which $9.6 million and $11.1 million were outstanding as of December 31, 2016 and January 2, 2016, respectively.

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

The weighted average interest rate for all borrowings, including loan fee amortization, was 3.70% for the fiscal year ended December 31, 2016.

At December 31, 2016, aggregate annual maturities and scheduled payments of long-term debt are as follows:

	Fiscal Year
(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
	$17,424	$18,655	$13,422	$4,654	$361,640	$23,569	$439,364

Note 8 – Fair Value Measurements

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

	December 31,	January 2,
(In thousands)	2016	2016
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and capital lease obligations	$17,424	$19,003
Long-term debt and capital lease obligations	421,940	475,978
Total book value of debt instruments	439,364	494,981
Fair value of debt instruments, excluding debt financing costs	440,759	497,116
Excess of fair value over book value	$1,395	$2,135

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).

Accounting Standards Codification (“ASC”) Topic 820 prioritizes the inputs to valuation techniques used to measure fair value into the following hierarchy:

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

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. As of the fiscal years ended December 31, 2016 and January 2, 2016, assets with a book value of $20.1 million and $11.9 million were measured at a fair value of $4.5 million and $7.7 million, respectively. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. See Note 6 for discussion of long-lived asset impairment charges.

Note 9 – Commitments and Contingencies

The Company subleases property at certain locations and for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, received rental income of $4.8 million, $5.3 million and $5.0 million, respectively. In the event of the customer’s default, the Company would be responsible for fulfilling these lease obligations. The future payment obligations under these leases are disclosed in Note 10.

Unions represent approximately 8% of SpartanNash’s associates. These associates are covered by collective bargaining agreements. The facilities covered by collective bargaining agreements, the unions representing the covered associates and the expiration dates for each existing collective bargaining agreement are provided in the following table:

Distribution Center Locations	Union Locals	Expiration Dates
Lima, Ohio (a)	IBT 908	January, 2019
Bellefontaine, Ohio GTL Truck Lines, Inc. (a)	IBT 908	February, 2019
Bellefontaine, Ohio General Merchandise Service Division (a)	IBT 908	February, 2019
Grand Rapids, Michigan	IBT 406	October, 2017
Landover, Maryland	IBT 639	February, 2018
Norfolk, Virginia	IBT 822	April, 2019
Columbus, Georgia	IBT 528	September, 2019
(a)	The Company is in the process of negotiating contract extensions at these locations, which have been updated with the contemplated expiration dates.

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

The Company contributes to the Central States Southeast and Southwest Pension Fund (“Central States Plan” or “the Plan”), a multi-employer pension plan, based on obligations arising from its collective bargaining agreements in Bellefontaine, Ohio, Lima, Ohio, and Grand Rapids, Michigan covering its supply chain associates at those locations. This Plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by contributing employers and unions; however, SpartanNash is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets and the administration of the plan. The Company currently contributes to the Central States Plan under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan or those outlined in the “Default Schedule.” Both the Primary and Default schedules require varying increases in employer contributions over the previous year’s contribution. Increases are set within the collective bargaining agreement and vary by location.

On December 13, 2014, Congress passed the Multi-employer Pension Reform Act of 2014 (“MPRA”). The MPRA is intended to address funding shortfalls in both multi-employer pension plans and the Pension Benefit Guaranty Corporation. As the Plan’s application to suspend payment of pension benefits under the provisions of the MPRA was denied, the MPRA is unlikely to significantly impact the Plan.

Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that the Company’s contributions to this plan will increase each year. Management is not aware of any significant change in funding levels since December 31, 2016. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 10 – Leases

A substantial portion of the Company’s retail stores and warehouse properties are operated in leased facilities. The Company also leases small ancillary warehouse facilities, the tractor and trailer fleet, and certain other equipment. Most of the property leases contain renewal options of varying terms. Terms of certain leases contain provisions requiring payment of percentage rent based on sales and payment of executory costs such as property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premises. Terms of certain leases of transportation equipment contain provisions requiring payment of percentage rent based upon miles driven. Certain properties or portions thereof are subleased to others. Operating leases often contain renewal options. In those locations in which it makes economic sense to continue to operate, management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Rental expense, net of sublease income, under operating leases consisted of the following:

	December 31,	January 2,	January 3,
	2016	2016	2015
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Minimum rentals	$57,478	$57,625	$56,848
Contingent rental payments	314	267	563
Sublease rental income	(4,830)	(5,311)	(5,027)
Total	$52,962	$52,581	$52,384

The Company’s total future lease commitments under operating and capital leases in effect at December 31, 2016 are as follows:

	Operating Leases
	Used in	Subleased		Capital
(In thousands)	Operations	to Others	Total	Leases
Fiscal Year
2017	$49,236	$1,836	$51,072	$9,261
2018	43,231	1,822	45,053	9,048
2019	32,681	1,362	34,043	8,643
2020	25,723	1,087	26,810	6,449
2021	18,258	694	18,952	4,489
Thereafter	76,745	972	77,717	32,961
Total	$245,874	$7,773	$253,647	70,851
	Interest			(22,596)
	Present value of minimum lease obligations			48,255
	Current maturities			5,867
	Long-term capitalized lease obligations			$42,388

Assets held under capital leases consisted of the following:

	December 31,	January 2,
(In thousands)	2016	2016
Building and improvements	$61,831	$72,297
Equipment	3,403	5,281
Assets under capitalized leases	65,234	77,578
Less accumulated amortization and depreciation	25,163	31,372
Net assets under capitalized leases	$40,071	$46,206

Amortization expense for property under capital leases was $5.2 million, $3.6 million and $4.4 million in fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

Certain retail store facilities, either owned or obtained through leasing arrangements, are leased to others. A majority of the leases provide for minimum and contingent rentals based upon stipulated sales volumes and contain renewal options. Certain of the leases contain escalation clauses.

Owned assets, included in property and equipment, which are leased to others are as follows:

	December 31,	January 2,
(In thousands)	2016	2016
Land and improvements	$3,860	$3,508
Buildings	13,948	10,640
Long-term debt and capital lease obligations	17,808	14,148
Less accumulated amortization and depreciation	7,625	5,890
Net property	$10,183	$8,258

Future minimum rentals to be received under lease obligations in effect at December 31, 2016 are as follows:

	Fiscal Year
(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Owned property	$3,158	$2,119	$1,326	$963	$694	$839	$9,099
Leased property	4,372	3,384	2,122	1,571	854	1,118	13,421
Total	$7,530	$5,503	$3,448	$2,534	$1,548	$1,957	$22,520

Note 11 – Associate Retirement Plans

The Company’s retirement programs include pension plans providing non-contributory benefits and salary deferral defined contribution plans. Substantially all of the Company’s associates not covered by collective bargaining agreements are covered by a frozen non-contributory pension plan, a defined contribution plan, or both. Associates covered by collective bargaining agreements at the Company’s Columbus, Georgia; Norfolk, Virginia; and Landover, Maryland facilities all participate in the Company’s defined contribution plan; the remaining associates covered under collective bargaining agreements participate in a multi-employer pension plan.

Defined Contribution Plans

Expense for employer matching and profit sharing contributions made to defined contribution plans totaled $11.9 million, $21.1 million and $13.6 million in fiscal years end December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

Executive Compensation Plans

The Company has a deferred compensation plan for a select group of management personnel or highly compensated associates. The plan is unfunded and permits participants to defer receipt of a portion of their base salary, annual bonus, or long-term incentive compensation which would otherwise be paid to them. The deferred amounts, plus earnings, are distributed following the associate’s termination of employment. Earnings are based on the performance of hypothetical investments elected by the participant from a portfolio of investment options.

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

The Company also holds variable universal life insurance policies on certain key associates intended to fund distributions under the deferred compensation plan referenced above. The net cash surrender value of approximately $4.2 million at both December 31, 2016 and January 2, 2016, is recorded in “Other assets, net” in the consolidated balance sheets. These policies have an aggregate amount of life insurance coverage of approximately $15.0 million.

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

The Retirement Plan for Employees of Super Food Services, Inc. (“Super Foods Plan”), a qualified non-contributory pension plan offered by one of the Company’s subsidiaries, provides retirement income for certain eligible full-time associates who are not covered by a union retirement plan. Pension benefits under the plan are based on length of service and compensation, and contributions meet the minimum funding requirements. This plan has been curtailed and no new associates can enter the plan. This plan was frozen effective January 1, 1998.

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

If lump sum distributions are made in an amount exceeding annual interest cost, settlement accounting is triggered and the resulting settlement expense is recorded as a component of total pension expense (income). During the fiscal year ended December 31, 2016, lump sum distributions of $2.8 million were made and a resulting pension settlement charge of $0.7 million was incurred. During the fiscal year ended January 3, 2015, terminated vested participants of the Cash Balance Pension Plan and the Super Foods Plan were offered a temporary opportunity to elect to receive a lump sum distribution, and total lump sum distributions of $10.6 million were made. As a result of these distributions, and normal lump sum distributions, a pension settlement charge of $1.6 million was incurred in fiscal 2014.

Postretirement Medical Plans

SpartanNash Company and certain subsidiaries provide healthcare benefits to retired associates who were not covered by collective bargaining arrangements during their employment (“covered associates”) under the SpartanNash Company Retiree Medical Plan (“SpartanNash Medical Plan”). Former Spartan Stores, Inc. associates who have at least 10 years of service and have attained age 55, and who were not covered by collective bargaining arrangements during their employment, qualify as covered associates. Qualified covered associates that retired prior to March 31, 1992 receive major medical insurance with deductible and coinsurance provisions until age 65 and Medicare supplemental benefits thereafter. Covered associates retiring after April 1, 1992 are eligible for monthly postretirement healthcare benefits of $5 multiplied by the associate’s years of service. This benefit is in the form of a credit against the monthly insurance premium. The retiree pays the balance of the premium. Associates hired after December 31, 2001 are not eligible for these benefits.

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

	SpartanNash Company Pension Plan		SpartanNash Medical Plan
	December 31,	January 2,	December 31,	January 2,
(In thousands, except percentages)	2016	2016	2016	2016
Funded Status
Projected/Accumulated benefit obligation:
Balance at beginning of year	$83,398	$93,034	$9,179	$9,905
Service cost	—	—	187	231
Interest cost	2,977	3,325	345	404
Actuarial loss (gain)	1,598	(4,985)	213	(1,117)
Benefits paid	(7,623)	(7,976)	(261)	(244)
Balance at end of year	$80,350	$83,398	$9,663	$9,179

Fair value of plan assets:
Balance at beginning of year	$84,753	$93,718	$—	$—
Actual return on plan assets	4,852	(1,639)	—	—
Company contributions	—	650	261	244
Benefits paid	(7,623)	(7,976)	(261)	(244)
Balance at end of year	$81,982	$84,753	$—	$—
Funded (unfunded) status	$1,632	$1,355	$(9,663)	$(9,179)

Components of net amount recognized in consolidated balance sheets:
Noncurrent assets	$1,632	$1,355	$—	$—
Current liabilities	—	—	(412)	(340)
Noncurrent liabilities	—	—	(9,251)	(8,839)
Net asset (liability)	$1,632	$1,355	$(9,663)	$(9,179)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$16,938	$17,322	$1,434	$1,263
Prior service credit	—	—	(408)	(566)
Accumulated other comprehensive loss	$16,938	$17,322	$1,026	$697

Weighted average assumptions at measurement date:
Discount rate	3.82%	4.04%	4.26%	4.55%
Expected return on plan assets	4.83%	5.05%	N/A	N/A
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%

Components of net periodic benefit cost (income):

	SpartanNash Company Pension Plan			SpartanNash Medical Plan
	December 31,	January 2,	January 3,	December 31,	January 2,	January 3,
	2016	2016	2015	2016	2016	2015
(In thousands, except percentages)	(52 Weeks)	(52 Weeks)	(53 Weeks) (a)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Service cost	$—	$—	$—	$187	$231	$186
Interest cost	2,977	3,325	4,223	345	404	394
Amortization of prior service cost	—	—	—	(158)	(158)	(158)
Expected return on plan assets	(4,269)	(4,923)	(5,737)	—	—	—
Recognized actuarial net loss	706	827	970	42	174	20
Net periodic benefit (income) expense	$(586)	$(771)	$(544)	$416	$651	$442
Settlement expense	692	—	2,588	—	—	—
Total expense (income)	$106	$(771)	$2,044	$416	$651	$442

Weighted average assumptions used to determine net periodic benefit cost (income):
Discount rate	4.04%	3.75%	4.35%/4.65%	4.55%	4.15%	5.05%
Expected return on plan assets	5.05%	5.50%	5.95%/5.70%	N/A	N/A	N/A

On December 31, 2014, the Super Foods Plan was merged into the Cash Balance Pension Plan and renamed the SpartanNash Company Pension Plan.

(a) Amounts reflect the combined values of the Cash Balance Pension Plan and Super Foods Plan. For weighted average assumptions, these reflect the assumptions used for the Cash Balance Pension Plan and the Super Foods Plan, respectively.

The net actuarial loss and prior service cost included in “Accumulated Other Comprehensive Income” and expected to be recognized in net periodic benefit cost during fiscal year 2017 are as follows:

	SpartanNash
	Company	SpartanNash
(In thousands)	Pension Plan	Medical Plan
Prior service credit	$—	$(158)
Net actuarial loss	222	59

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement plan. Assumed healthcare cost trend rates used to determine net periodic benefit cost (income) were as follows:

	December 31,	January 2,	January 3,
	2016	2016	2015
Pre-65	7.50%	7.75%	8.00%
Post-65	8.40%	6.85%	7.00%

The effect of a one-percentage point increase or decrease in assumed healthcare cost trend rates on the total service and interest components and the post-retirement benefit obligations would be less than $0.1 million.

Expected Return on Assets and Investment Strategy

The Company has assumed an average long-term expected return on the SpartanNash Company Pension Plan assets of 4.83% as of December 31, 2016. The expected return assumption was modeled by third-party investment portfolio managers, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. Determining projected stock and bond returns and then applying these returns to the target asset allocations of the plan assets developed the expected return. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. This overall return assumption is believed to be reasonable over a longer-term period that is consistent with the liabilities.

The Company has an investment policy for the SpartanNash Company Pension Plan with a long-term asset allocation mix designed to meet the long-term retirement obligations by investing in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs. The asset allocation mix is reviewed periodically and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes both the targeted allocation of the SpartanNash Company Pension Plan’s weighted-average asset allocation by asset category and actual allocations as of December 31, 2016 and January 2, 2016:

	Target (a)	Actual
	December 31,	December 31,	January 2,
Asset Category	2016	2016	2016
Equity securities	20.0%	20.8%	30.6%
Fixed income	80.0	76.9	68.5
Cash equivalents	—	2.3	0.9
Total	100.0%	100.0%	100.0%
(a)

At the end of fiscal 2015, the Company updated the target allocation of the SpartanNash Company Pension Plan investment portfolio to reduce its return-seeking equity securities to approximate a 20% allocation. The Company continually evaluated financial market conditions and prudently transitioned the pension plan assets to approximate the revised target allocation as of December 31, 2016.

The investment policy emphasizes the following key objectives: (1) provide benefit security to participants by maximizing the return on plan assets at an acceptable risk level (2) maintain adequate liquidity for current benefit payments (3) avoid unexpected increases in pension expense and (4) within the scope of the above objectives, minimize long term funding to the plan.

The fair values of the pension plan assets at December 31, 2016 and January 2, 2016, by asset category, are as follows:

	Fair Value of Assets as of December 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3	NAV (a)
Mutual funds	$14,178	$—	$—	$—	$14,178
Pooled funds	50,506	—	—	—	50,506
Money market fund	1,872	—	1,872	—	—
Guaranteed annuity contract	15,426	—	—	15,426	—
Total fair value	$81,982	$—	$1,872	$15,426	$64,684

	Fair Value of Assets as of January 2, 2016
(In thousands)	Total	Level 1	Level 2	Level 3	NAV (a)
Mutual funds	$9,401	$—	$—	$—	$9,401
Pooled funds	58,355	—	—	—	58,355
Money market fund	799	—	799	—	—
Guaranteed annuity contract	16,198	—	—	16,198	—
Total fair value	$84,753	$—	$799	$16,198	$67,756

(a)	Assets are measured at the net asset value (“NAV”) (or its equivalent) on a non-active market, and therefore, have not been classified in the fair value hierarchy.

Level 3 assets consisted of the guaranteed annuity contracts. A reconciliation of the beginning and ending balances for Level 3 assets is as follows:

(In thousands)	December 31, 2016	January 2, 2016
Balance at beginning of year	$16,198	$17,749
Purchases, sales, issuances and settlements, net	(1,733)	(2,227)
Interest income	631	680
Unrealized gains (losses)	330	(4)
Balance at end of year	$15,426	$16,198

See Note 8 for a discussion of the levels of the fair value hierarchy. The assets’ fair value measurement level above is based on the lowest level of any input that is significant to the fair value measurement.

The following is a description of the valuation methods used for the plans’ assets measured at fair value in the above tables:

Cash & money market funds: The carrying value approximates fair value. Money market funds are valued on a daily basis at the NAV using the amortized cost of the securities held in the fund. Because amortized cost does not meet the criteria for an active market, money market funds are classified within Level 2 of the fair value hierarchy of ASC 820.

Mutual Funds: These investments are valued using the NAV as a practical expedient to estimate fair value and are not classified in the fair value hierarchy. The NAV is determined once a day after the closing of the exchange based upon the underlying assets in the fund, less the fund’s liabilities, expressed on a per-share basis. Mutual funds held by the SpartanNash Company Pension Plan are open end mutual funds that are registered with the Securities and Exchange Commission (“SEC”). These funds are required to publish their daily NAV and to transact at that price. The mutual funds held by the SpartanNash Company Pension Plan are therefore deemed to be actively traded.

Pooled Funds: The plan holds units of various Aon Hewitt Group Trust Funds offered through a private placement. The units are valued daily using the NAV as a practical expedient to estimate fair value. The NAV’s are based on the fair value of each fund’s underlying investments, and are not classified in the fair value hierarchy. The practical expedient is not used when it is determined to be probable that the investment will be sold for an amount different than the reported NAV.

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

The Company does not expect to make any contributions to the SpartanNash Company Pension Plan in the fiscal year ending December 30, 2017. The Company expects to make contributions of $0.4 million to the SpartanNash Medical Plan in the fiscal year ending December 30, 2017.

The following estimated benefit payments are expected to be paid in the following fiscal years:

(In thousands)	2017	2018	2019	2020	2021	2022 to 2026
Pension benefits	$8,875	$8,174	$7,740	$7,242	$7,361	$27,705
Post-retirement medical benefits	412	453	494	530	562	3,199

Multi-Employer Health and Welfare Plans

In addition to the plans described above, the Company participates in the Michigan Conference of Teamsters and Ohio Conference of Teamsters Health and Welfare plans. The Company contributes to these multi-employer plans under the terms contained in existing collective bargaining agreements and in the amounts set forth within these agreements. The health and welfare plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active associates and retirees, as determined by the trustees of the plan. The vast majority of the Company’s contributions benefit active associates, and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts for postretirement benefits from contribution amounts paid for active participants in the plan. These plans have a significant surplus of funds held in reserve in excess of claims incurred, and there is no potential withdrawal liability related to the Company’s participation in the plans. With respect to the Company’s participation in these plans, expense is recognized as contributions are funded. The Company contributed $14.3 million, $15.1 million and $14.3 million to these plans for fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

Multi-Employer Pension Plan

The Company also participates in the Central States Southeast and Southwest Areas Pension Plan (“Central States Plan” or “the Plan”). The Company contributes to this multi-employer pension plan under the terms contained in existing collective bargaining agreements and in the amounts set forth within these agreements. With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company contributed $13.4 million, $12.9 million and $12.9 million to this plan for fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. The risk of participating in a multi-employer pension plan is different from the risk associated with single-employer plans in the following respects:

a.	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to associates of other participating employers.
b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c.

If a company chooses to stop participating in a multi-employer plan, makes market exits such as closing a distribution center without opening another one in the same locale, or otherwise has participation in the plan drop below certain levels, the company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in the Central States Plan is outlined in the tables below, which provide additional information about the collective bargaining agreements associated with this multi-employer plan. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2016 and 2015 relates to the Plan’s two most recent fiscal year-ends. The zone status is based on information that the Company received from the Plan and is certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65% funded and are considered in critical status. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. On December 13, 2014, Congress passed the Multi-employer Pension Reform Act of 2014 (“MPRA”). The MPRA is intended to address funding shortfalls in both multi-employer pension plans and the Pension Benefit Guaranty Corporation. As the Plan’s application to suspend payments of pension benefits under the provisions of the MPRA was denied, the MPRA is unlikely to significantly impact the Plan. See Note 9 for further information regarding the Company’s participation in the Central States Plan.

						Percentage of	2016 Company
	Plan	Pension		FIP / RP		Associates under	Contributions
	Month /	Protection Act		Status	Expiration Dates of	Collective	More Than 5%
EIN - Pension	Day End	Zone Status		Pending /	Collective Bargaining	Bargaining	of Total Plan
Plan Number	Date	2016	2015	Implemented	Agreements	Agreements	Contributions
36-6044243-001 (a)	12/31	Red	Red	Implemented	10/2017 to 9/2019	8%	No

(a)

SpartanNash is party to four collective-bargaining agreements that require contributions to the Central States Plan. These agreements cover warehouse personnel and drivers in Grand Rapids, Michigan; Bellefontaine, Ohio; and Lima, Ohio. In the last contract negotiation, the Agreement covering the Bellefontaine warehouse associates was consolidated into the General Merchandise Services (“GMS”) Agreement. The collective-bargaining agreement that covers warehouse personnel and drivers in the Grand Rapids, Michigan distribution center has no surcharges imposed while the agreements that cover warehouse personnel and drivers in the Bellefontaine, Ohio and Lima, Ohio distribution centers do have permanent surcharges imposed due to the failure to adopt the trustee recommended rehabilitation plan.

As of the date the financial statements were issued, Form 5500 was not available for the plan year ended in 2016.

Note 12 – Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments.

Changes in AOCI are as follows:

	December 31,	January 2,	January 3,
	2016	2016	2015
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Balance at beginning of the fiscal year, net of tax	$(11,447)	$(11,655)	$(8,794)
Other comprehensive loss before reclassifications	(643)	(455)	(8,195)
Income tax benefit	236	114	3,138
Other comprehensive loss, net of tax, before reclassifications	(407)	(341)	(5,057)
Amortization of amounts included in net periodic benefit cost (a)	657	884	3,410
Income tax expense (b)	(240)	(335)	(1,214)
Amounts reclassified out of AOCI, net of tax	417	549	2,196
Other comprehensive income (loss), net of tax	10	208	(2,861)
Balance at end of the fiscal year, net of tax	$(11,437)	$(11,447)	$(11,655)
(a)

Reclassified from AOCI into Selling, general and administrative expense. Amortization of amounts included in net periodic benefit cost include amortization of prior service cost and amortization of net actuarial loss.

(b)	Reclassified from AOCI into Income taxes expense.

Note 13 – Taxes on Income

The income tax provision for continuing operations is made up of the following components:

	December 31,	January 2,	January 3,
	2016	2016	2015
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Current income tax expense:
Federal	$22,936	$31,437	$27,015
State	3,210	3,144	777
Total current income tax expense	26,146	34,581	27,792
Deferred income tax expense (benefit):
Federal	6,509	3,255	3,362
State	252	(743)	175
Total deferred income tax expense	6,761	2,512	3,537
Total income tax expense	$32,907	$37,093	$31,329

A reconciliation of the statutory federal rate to the effective rate is as follows:

	December 31,	January 2,	January 3,
	2016	2016	2015
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.5	1.6	2.9
Charitable product donations	(0.5)	(0.3)	(0.4)
Changes in tax contingencies	—	(0.1)	(2.7)
Domestic production activities deduction	(0.3)	(0.2)	(0.2)
Non-deductible expenses	0.5	0.4	0.9
Other, net	(0.6)	0.6	(0.9)
Effective income tax rate	36.6%	37.0%	34.6%

Deferred tax assets and liabilities resulting from temporary differences as of December 31, 2016 and January 2, 2016 are as follows:

	December 31,	January 2,
(In thousands)	2016	2016
Deferred tax assets:
Employee benefits	$30,626	$29,218
Accrued workers' compensation	2,624	2,712
Allowance for doubtful accounts	2,945	3,341
Intangible assets	2,060	326
Restructuring	6,087	732
Deferred revenue	2,990	2,047
Accrued rent	3,555	3,884
Accrued insurance	1,279	866
All other	4,417	6,804
Total deferred tax assets	56,583	49,930

Deferred tax liabilities:
Property and equipment	52,401	43,201
Inventory	46,332	48,120
Goodwill	79,904	62,005
Leases (a)	—	12,279
All other	1,189	925
Total deferred tax liabilities	179,826	166,530
Net deferred tax liability	$123,243	$116,600
(a)	Beginning in fiscal 2016, lease related items are classified together with the associated property and equipment or intangible asset items.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,	January 2,
(In thousands)	2016	2016
Balance at beginning of year	$2,211	$2,179
Gross increases - tax positions taken in prior years	184	186
Gross decreases - tax positions taken in prior years	(2)	(105)
Gross increases - tax positions taken in current year	718	660
Lapse of statute of limitations	(742)	(709)
Balance at end of year	$2,369	$2,211

Unrecognized tax benefits of $0.9 million are set to expire prior to December 30, 2017. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amount of unrecognized tax benefits, including interest and penalties, that would reduce the Company’s effective income tax rate if recognized in future periods was $1.3 million as of December 31, 2016.

SpartanNash or its subsidiaries file income tax returns with federal, state and local tax authorities within the United States. With few exceptions, SpartanNash is no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years before March 31, 2012. Income tax returns related to the former Nash-Finch Company, with few exceptions, are no longer subject to U.S. federal, state or local examinations by tax authorities for the fiscal year ended December 29, 2012 and earlier.

Note 14 – Stock-Based Compensation

The Company has a shareholder-approved 10-year stock incentive plan covering 2,500,000 shares of SpartanNash’s common stock. The SpartanNash Company Stock Incentive Plan of 2015 (the “2015 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards to directors, officers and other key associates. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. Holders of restricted stock and stock awards are entitled to participate in cash dividends and dividend equivalents. As of December 31, 2016, a total of 2,193,985 shares remained unissued under the 2015 Plan.

All outstanding unvested stock options and unvested shares of restricted stock vest immediately upon a “Change in Control,” as defined by the Plan. The Company has not issued any stock options since 2009 and all outstanding options are vested.

The following table summarizes stock option activity for the three years ended December 31, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic Value
	Under Options	Price	Life Years	(in thousands)
Options outstanding and exercisable at December 28, 2013	586,766	$19.30	4.01	$2,965
Exercised	(88,152)	12.68		869
Cancelled/Forfeited	(4,131)	3.25
Options outstanding and exercisable at January 3, 2015	494,483	20.61	3.30	2,772
Exercised	(185,627)	19.72		1,543
Cancelled/Forfeited	(63)	11.50
Options outstanding and exercisable at January 2, 2016	308,793	21.15	2.46	773
Exercised	(107,338)	23.46		1,043
Cancelled/Forfeited	(938)	14.36
Options outstanding and exercisable at December 31, 2016	200,517	$19.94	1.65	$3,929

Cash received from option exercises was $2.5 million, $3.7 million and $1.1 million during fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

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

The following table summarizes restricted stock activity for fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Outstanding and nonvested at December 28, 2013	518,835	$23.56
Granted	317,827	22.63
Vested	(219,894)	23.56
Forfeited	(16,115)	23.03
Outstanding and nonvested at January 3, 2015	600,653	23.08
Granted	314,595	26.59
Vested	(265,737)	23.19
Forfeited	(11,956)	23.85
Outstanding and nonvested at January 2, 2016	637,555	24.75
Granted	314,944	28.34
Vested	(255,156)	24.56
Forfeited	(37,200)	25.80
Outstanding and nonvested at December 31, 2016	660,143	$26.48

The total fair value of shares vested during fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 was $6.6 million, $7.6 million and $4.7 million, respectively.

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the consolidated statements of earnings, and related tax benefits were as follows:

	December 31,	January 2,	January 3,
	2016	2016	2015
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Restricted stock	$7,936	$7,240	$6,939
Tax benefits	(2,976)	(2,758)	(2,632)
Stock-based compensation expense, net of tax	$4,960	$4,482	$4,307

As of December 31, 2016, total unrecognized compensation cost related to non-vested share-based awards granted under the stock incentive plans was $5.8 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.3 years for restricted stock. All compensation costs related to stock options have been recognized.

The Company recognized tax deductions of $8.0 million, $9.5 million and $5.9 million related to the exercise of stock options and the vesting of restricted stock during fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

The Company has a stock bonus plan covering 300,000 shares of SpartanNash common stock. Under the provisions of this plan, certain officers and key associates may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 20% of the portion of the bonus they elect to receive in stock. After the shares are issued, the holder is not able to sell or otherwise transfer the shares until the end of the holding period, which is currently 24 months. Compensation expense is recorded based upon the market price of the stock as of the measurement date. A total of 21,169 shares remained unissued under the stock bonus plan at December 31, 2016.

The Company also has an associate stock purchase plan covering 200,000 shares of SpartanNash common stock. The plan provides that associates of the Company may purchase shares at 95% of the fair market value. The associate stock purchase plan was suspended during the 39-week period ended December 28, 2013 in conjunction with the merger with Nash-Finch and was reinstated in April 2014.As of December 31, 2016, a total of 70,960 shares had been issued under the plan.

Note 15 – Concentration of Credit Risk

The Company provides financial assistance in the form of loans to certain independent retailers for inventories, store fixtures and equipment and store improvements. Loans are generally secured by liens on real estate, inventory and/or equipment, personal guarantees and other types of collateral, and are generally repayable over a period of five to seven years. The Company establishes allowances for doubtful accounts based upon periodic assessments of the credit risk of specific customers, collateral value, historical trends and other information. The Company believes that adequate provisions have been recorded for any doubtful accounts. In addition, the Company may guarantee debt and lease obligations of independent retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.

In the ordinary course of business, the Company advances funds to certain independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. The Company has an unearned advanced amount to one independent retailer for an amount representing approximately two percent of the Company’s total assets as of December 31, 2016. The Company’s collateral related to this advance is a security interest in the business assets of the independent retailer’s stores. However, in the event of default, the Company may be unable to recover the unearned portion of the funds advanced to this independent retailer. Based on the uncertainty associated with estimating the value of the collateral and the risks related to taking possession of and divesting the secured business assets, the Company cannot reasonably estimate the amount of advanced funds, if any that may be considered at risk. Accordingly, the Company has not established a related reserve for the unearned portion of advanced funds.

As of December 31, 2016, the Company has guaranteed bank debt for one independent retailer in the amount of $1.7 million. This guarantee, which is secured by certain business assets and personal guarantees of the retailer, represents the maximum undiscounted payments the Company would be required to make in the event of default. The Company believes this independent retailer will be able to perform under the loan agreement and that no payments will be required and no loss will be incurred under the guarantee. The fair value of the obligation assumed under the guarantee is not material. In the ordinary course of business, the Company also subleases and assigns various leases to third parties. As of December 31, 2016, the Company estimates the present value of its maximum potential obligations for subleases and assigned leases to be approximately $11.3 million and $15.6 million, respectively.

Note 16 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	December 31,	January 2,	January 3,
	2016	2016	2015
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Non-cash financing activities:
Issuance of note payable on purchase of assets	$—	$2,000	$—
Recognition of capital lease obligations	3,536	3,236	2,423
Derecognition of capital lease obligations	(6,068)	—	—
Deferred gain on derecognition of capital lease obligations	3,052	—	—
Non-cash investing activities:
Capital expenditures included in accounts payable	5,465	8,896	3,370
Receipt of notes receivable on sale of assets	—	4,531	—
Capital lease asset additions	3,536	3,236	2,423
Capital lease asset disposals	(3,016)	—	—
Other supplemental cash flow information:
Cash paid for interest	16,184	19,178	22,990
Cash paid for income taxes	35,836	23,531	27,429

Note 17 – Reporting Segment Information

SpartanNash sells and distributes products that are typically found in supermarkets. The operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is the Chief Executive Officer, who determines the allocation of resources and, through a regular review of financial information, assesses the performance of the operating segments. The business is classified by management into three reportable segments: Food Distribution, Military and Retail. These reportable segments are three distinct businesses, each with a different customer base, management structure, and basis for determining budgets, forecasts, and executive compensation. The Company reviews its reportable segments on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred.

The Company’s Food Distribution segment, consisting of 11 distribution centers, one of which is shared with the Military segment, supplies grocery products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmacy to a diverse group of independent retailers, select national retailers, food service distributors and the Company’s corporate owned retail stores. Sales to independent retailers and inter-segment sales are recorded based upon both a “cost plus” model and a “variable mark-up” model, which vary by commodity and servicing distribution center. To supply its wholesale customers, the Company operates a fleet of tractors, conventional trailers and refrigerated trailers.

The Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to U.S. military commissaries and exchanges from its 7 distribution centers, one of which is shared with the Food Distribution segment. The contracts typically specify the commissaries and exchanges to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms.

The Retail segment operated 157 corporate owned retail stores and 30 fuel centers in the Midwest and Great Lakes regions as of December 31, 2016. The Company’s retail stores typically offer dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products and health and beauty care products. The Company also offered pharmacy services in 90 of its corporate owned retail stores as of December 31, 2016.

Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

The following tables set forth information about the Company by reporting segment:

	Food
(In thousands)	Distribution	Military	Retail	Total
Year Ended December 31, 2016 (52 Weeks):
Net sales to external customers	$3,454,541	$2,197,014	$2,083,045	$7,734,600
Inter-segment sales	918,095	—	—	918,095
Merger integration and acquisition expenses	3,703	1	3,255	6,959
Depreciation and amortization	21,397	11,484	44,365	77,246
Operating earnings	85,093	12,160	11,514	108,767
Capital expenditures	19,075	6,447	47,907	73,429

Year Ended January 2, 2016 (52 weeks):
Net sales to external customers	$3,305,094	$2,207,161	$2,139,718	$7,651,973
Inter-segment sales	973,512	—	—	973,512
Merger integration and acquisition expenses	2,037	—	6,396	8,433
Depreciation and amortization	26,127	12,081	45,126	83,334
Operating earnings	78,841	17,059	26,975	122,875
Capital expenditures	17,967	3,768	57,659	79,394

Year Ended January 3, 2015 (53 Weeks):
Net sales to external customers	$3,356,331	$2,275,512	$2,284,219	$7,916,062
Inter-segment sales	1,005,844	—	—	1,005,844
Merger integration and acquisition expenses	12,644	27	4	12,675
Depreciation and amortization	29,816	11,350	45,828	86,994
Operating earnings	54,802	21,721	38,323	114,846
Capital expenditures	31,953	15,088	42,971	90,012

			December 31,	January 2,
(In thousands)			2016	2016
Total Assets
Food Distribution			$776,725	$750,277
Military			395,737	415,140
Retail			754,625	747,359
Discontinued operations			3,249	4,487
Total			$1,930,336	$1,917,263

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel, and other items and services. The following table presents sales by type of similar product and services:

	December 31, 2016		January 2, 2016		January 3, 2015
(In thousands, except percentages)	(52 Weeks)		(52 Weeks)		(53 Weeks)
Non-perishables (a)	$4,908,142	63.5%	$4,845,763	63.3%	$4,998,895	63.1%
Perishables (b)	2,359,829	30.5	2,373,829	31.0	2,449,562	31.0
Pharmacy	356,010	4.6	310,377	4.1	289,494	3.7
Fuel (c)	110,619	1.4	122,004	1.6	178,111	2.2
Consolidated net sales	$7,734,600	100.0%	$7,651,973	100.0%	$7,916,062	100.0%
(a)	Consists primarily of general merchandise, dry groceries, beverages, health and beauty care products, tobacco products and frozen foods.
(b)	Consists primarily of produce, dairy, meat, bakery goods, delicatessen items, floral products and seafood.
(c)	Fuel sales are specific to the Retail segment only.

Note 18- Quarterly Financial Information (Unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

	Year Ended December 31, 2016
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands, except per share amounts)	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Net sales	$7,734,600	$1,828,183	$1,800,085	$1,827,562	$2,278,770
Gross profit	1,111,494	259,258	255,295	262,699	334,242
Merger integration and acquisition	6,959	2,722	2,427	913	897
Restructuring charges and asset impairment	32,116	8,402	2,662	5,748	15,304
Earnings before income taxes and discontinued operations	89,963	20,079	25,594	28,303	15,987
Earnings from continuing operations	57,056	12,806	16,730	17,560	9,960
(Loss) earnings from discontinued operations, net of taxes	(228)	39	(82)	(76)	(109)
Net earnings	$56,828	$12,845	$16,648	$17,484	$9,851
Earnings from continuing operations per share:
Basic	$1.52	$0.34	$0.45	$0.47	$0.27
Diluted	1.52	0.34	0.45	0.47	0.27
Net earnings per share:
Basic	$1.52	$0.34	$0.44	$0.47	$0.26
Diluted	1.51	0.34	0.44	0.47	0.26
Dividends	$22,496	$5,623	$5,620	$5,621	$5,632

	Year Ended January 2, 2016
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands, except per share amounts)	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Net sales	$7,651,973	$1,768,025	$1,775,401	$1,795,864	$2,312,683
Gross profit	1,115,682	258,345	259,049	262,042	336,246
Merger integration and acquisition	8,433	1,181	4,417	151	2,684
Restructuring charges (gains) and asset impairment	8,802	1,040	760	(336)	7,338
Earnings before income taxes and discontinued operations	100,259	26,813	24,389	31,926	17,131
Earnings from continuing operations	63,166	17,164	15,248	20,307	10,447
(Loss) earnings from discontinued operations, net of taxes	(456)	(435)	145	(46)	(120)
Net earnings	$62,710	$16,729	$15,393	$20,261	$10,327
Earnings from continuing operations per share:
Basic	$1.68	$0.46	$0.41	$0.54	$0.28
Diluted	1.67	0.46	0.40	0.54	0.28
Net earnings per share:
Basic	$1.67	$0.44	$0.41	$0.54	$0.27
Diluted	1.66	0.44	0.41	0.54	0.27
Dividends	$20,299	$5,076	$5,072	$5,059	$5,092

Note 19- Subsequent Events

On January 6, 2017, the Company acquired certain assets and assumed certain liabilities of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) for $217.6 million in cash, in addition to reimbursing Caito for certain transaction costs and providing certain earn-out opportunities that have the potential to pay the sellers an additional $27.4 million, collectively, if the business achieves certain performance targets. If certain performance targets are not met in the first year after acquisition, the Company will be reimbursed a portion of the initial purchase price at an amount not to exceed the sum of: a) $15.0 million, representing the funds paid into escrow, and b) any earn-out opportunities earned by the sellers. The reduction in purchase price, if applicable, will first be applied to funds paid into escrow and then as an offset against and a reduction to any payments owed on the various earn-out opportunities. The acquisition was funded with proceeds from the Company’s Credit Agreement (Note 7).

Founded in Indianapolis in 1965, Caito Foods Service is a leading supplier of fresh fruits and vegetables as well as value-added meal solutions to grocery retailers and food service distributors across 22 states in the Southeast, Midwest and Eastern United States. Through its affiliate, Blue Ribbon Transport, the company also offers temperature-controlled distribution and logistics services throughout North America. Caito and BRT service customers from facilities in Indiana, Ohio and Florida. Caito also has a central fresh cut fruit and vegetable facility in Indianapolis and a recently completed new 118,000 square foot Fresh Kitchen facility, also in Indianapolis. The $32 million Fresh Kitchen will process, cook, and package fresh protein-based foods and complete meals, with the facility expected to commence production in the first half of fiscal 2017. The Company acquired Caito and BRT to strengthen its fresh product offerings to its existing customer base and to expand into fast-growing, value-added services, such as freshly-prepared centerplate and side dish categories.

The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date and were based on preliminary estimates. These estimates are subject to revision upon the finalization of the valuations of the acquired real estate and intangible assets. Any adjustments will be made prior to January 5, 2018. The excess of the purchase price over the fair value of net assets acquired, preliminarily estimated at $46.0 million, will be recorded as goodwill in the consolidated balance sheet and allocated to the Food Distribution segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Caito and BRT. The Company expects that all goodwill attributable to the acquisition will be deductible for tax purposes.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of December 31, 2016 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of SpartanNash Company, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. SpartanNash Company’s internal controls were designed by, or under the supervision of, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of SpartanNash Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SpartanNash Company are being made only in accordance with authorizations of management and directors of SpartanNash Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SpartanNash Company’s assets that could have a material effect on the financial statements.

Management of SpartanNash Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that SpartanNash Company’s internal control over financial reporting was effective as of December 31, 2016.

The registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 as stated in their report on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SpartanNash Company and Subsidiaries

Grand Rapids, Michigan

We have audited the internal control over financial reporting of SpartanNash Company and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

March 1, 2017

Changes in Internal Controls Over Financial Reporting

During the last fiscal quarter, there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item is here incorporated by reference from the sections titled “The Board of Directors,” “SpartanNash’s Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” and “Transactions with Related Persons” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2017.

Item 11.Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2017.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the section titled “Ownership of SpartanNash Stock” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2017.

The following table provides information about SpartanNash’s equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2016.

EQUITY COMPENSATION PLANS

			Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (1)
Plan Category	(1)	(2)	(3)
Equity compensation Plans approved by security holders (a)	200,517	19.94	2,215,154
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	200,517	19.94	2,215,154

(a)

Consists of the Spartan Stores, Inc. 2001 Stock Bonus Plan and the Stock Incentive Plan of 2015. The numbers of shares reflected in column (3) in the table above with respect to the Stock Incentive Plan of 2015 (2,193,985 shares) and the 2001 Stock Bonus Plan (21,169 shares) represent shares that may be issued other than upon the exercise of an option, warrant or right. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in SpartanNash’s capitalization.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and the table captioned “Board of Directors Committee Membership” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2017.

Item 14.Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2017.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated March 1, 2017

Consolidated Balance Sheets at December 31, 2016 and January 2, 2016

Consolidated Statements of Earnings for the years ended December 31, 2016, January 2, 2016 and January 3, 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, January 2, 2016 and January 3, 2015

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, January 2, 2016 and January 3, 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016, January 2, 2016 and January 3, 2015

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

SPARTANNASH COMPANY (Registrant)

Date: March 1, 2017	By	/s/ DENNIS EIDSON
Dennis Eidson Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SpartanNash Company and in the capacities and on the dates indicated.

March 1, 2017	By	*
M. Shân Atkins Director

March 1, 2017	By	/s/ DENNIS EIDSON
Dennis Eidson Chairman, Chief Executive Officer and Director (Principal Executive Officer)

March 1, 2017	By	*
Mickey P. Foret Director

March 1, 2017	By	*
Dr. Frank M. Gambino Director

March 1, 2017	By	*
Douglas A. Hacker Director

March 1, 2017	By	*
Yvonne R. Jackson Director

March 1, 2017	By	*
Elizabeth A. Nickels Director

March 1, 2017	By	*
Timothy J. O’Donovan Director

March 1, 2017	By	*
Hawthorne Proctor Director

March 1, 2017	By	*
William R. Voss Director

March 1, 2017	By	/s/ CHRISTOPHER P. MEYERS
Christopher P. Meyers Executive Vice President and Chief Financial Officer (Principal Financial Officer)

March 1, 2017	By	/s/ TAMMY R. HURLEY
Tammy R. Hurley Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

March 1, 2017	*By	/s/ DENNIS EIDSON
Dennis Eidson Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Document

2.1

Agreement and Plan of Merger by and among the Company, Nash-Finch Company, and SS Delaware, Inc. dated July 21, 2013. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 22, 2013.  Incorporated herein by reference.

2.2

Asset Purchase Agreement dated as of November 3, 2016 by and among SpartanNash Company, Caito Food Service, Inc., Blue Ribbon Transport, Inc., and Matthew Caito as Seller’s Representative. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 9, 2017. Incorporated herein by reference.

2.3

Amendment to Asset Purchase Agreement dated as of January 6, 2017 by and among SpartanNash Company, Caito Food Service, Inc., Blue Ribbon Transport, Inc., and Matthew Caito as Seller’s Representative. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 9, 2017. Incorporated herein by reference.

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 2016. Incorporated herein by reference.

3.2	Bylaws of SpartanNash Company, as amended.

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

10.2

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

10.3

Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated December 20, 2016, among SpartanNash Company and certain of its subsidiaries, as borrowers, and Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party thereto. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on December 21, 2016. Incorporated herein by reference.

10.4*

Amended and Restated SpartanNash Company Executive Cash Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 3, 2015. Incorporated herein by reference.

10.5*

Form of 2016 Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 2016. Incorporated herein by reference.

10.6*

Form of 2015 Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 25, 2015. Incorporated herein by reference.

10.7*

Form of 2014 Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 19, 2014. Incorporated herein by reference.

10.8*	SpartanNash Company Stock Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Form S-8 filed on June 4, 2015. Incorporated herein by reference.

10.9*

SpartanNash Company Supplemental Executive Retirement Plan, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 27, 2010. Incorporated herein by reference.

10.10*	SpartanNash Company Supplemental Executive Savings Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement filed on December 21, 2001. Incorporated herein by reference.

10.11*	SpartanNash Company 2001 Stock Bonus Plan. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the period ended December 28, 2013. Incorporated herein by reference.

10.12*

Form of Restricted Stock Award to Executive Officers. Previously filed as an exhibit to SpartanNash Company’s Quarterly Report on Form 10-Q for the quarter ending April 25, 2015. Incorporated herein by reference.

10.13*

Form of Restricted Stock Award to Non-Employee Directors. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending April 25, 2015. Incorporated herein by reference.

Exhibit Number	Document
10.14*

Form of Executive Employment Agreement between SpartanNash Company and certain executive officers, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. Incorporated herein by reference.

10.15*	Form of Executive Employment Agreement between SpartanNash Company and certain executive officers.

10.16*

Form of Executive Severance Agreement between SpartanNash Company and certain executive officers as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. Incorporated herein by reference.

10.17*	Form of Executive Severance Agreement between SpartanNash Company and certain executive officers.

10.18*	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended January 2, 2016. Incorporated herein by reference.

21	Subsidiaries of SpartanNash Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.