Form 10-Q
period 2017-04-22
SpartanNash Co
filed 2017-05-25
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 22, 2017.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 23, 2017, the registrant had 37,844,852 outstanding shares of common stock, no par value.

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

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. These risks and uncertainties include general business conditions, changes in overall economic conditions that impact consumer spending, the Company’s ability to integrate acquired assets, the impact of competition and other factors which are often beyond the control of the Company, and other risks listed in the “Risk Factors” discussion in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and risks and uncertainties not presently known to the Company or that the Company currently deems immaterial.

This section and the discussions contained in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Part I, Item 2 “Critical Accounting Policy” of the Quarterly Report on Form 10-Q, are intended to provide meaningful cautionary statements for purposes of the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur or information obtained after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 22,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$19,516	$24,351
Accounts and notes receivable, net	342,364	291,568
Inventories, net	539,908	539,857
Prepaid expenses and other current assets	42,878	37,187
Property and equipment held for sale	—	521
Total current assets	944,666	893,484

Property and equipment, net	628,047	559,722
Goodwill	367,497	322,686
Intangible assets, net	131,376	60,202
Other assets, net	109,029	94,242

Total assets	$2,180,615	$1,930,336

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$370,682	$372,432
Accrued payroll and benefits	60,449	75,333
Other accrued expenses	40,967	40,788
Current maturities of long-term debt and capital lease obligations	17,404	17,424
Total current liabilities	489,502	505,977

Long-term liabilities
Deferred income taxes	132,374	123,243
Postretirement benefits	16,433	16,266
Other long-term liabilities	42,592	45,768
Long-term debt and capital lease obligations	658,261	413,675
Total long-term liabilities	849,660	598,952

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,860 and 37,539 shares outstanding	529,235	521,984
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(11,412)	(11,437)
Retained earnings	323,630	314,860
Total shareholders’ equity	841,453	825,407

Total liabilities and shareholders’ equity	$2,180,615	$1,930,336

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	16 Weeks Ended
	April 22,	April 23,
	2017	2016
Net sales	$2,402,504	$2,278,770
Cost of sales	2,045,128	1,944,528
Gross profit	357,376	334,242

Operating expenses
Selling, general and administrative	322,694	296,381
Merger/acquisition and integration	4,017	897
Restructuring charges and asset impairment	1,021	15,304
Total operating expenses	327,732	312,582

Operating earnings	29,644	21,660

Other (income) and expenses
Interest expense	7,315	5,823
Other, net	(105)	(150)
Total other expenses, net	7,210	5,673

Earnings before income taxes and discontinued operations	22,434	15,987
Income taxes	7,369	6,027
Earnings from continuing operations	15,065	9,960

Loss from discontinued operations, net of taxes	(40)	(109)
Net earnings	$15,025	$9,851

Basic earnings per share:
Earnings from continuing operations	$0.40	$0.27
Loss from discontinued operations	—	(0.01)	*
Net earnings	$0.40	$0.26

Diluted earnings per share:
Earnings from continuing operations	$0.40	$0.27
Loss from discontinued operations	—	(0.01)	*
Net earnings	$0.40	$0.26

See accompanying notes to condensed consolidated financial statements.

*	Includes rounding

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	16 Weeks Ended
	April 22,	April 23,
	2017	2016
Net earnings	$15,025	$9,851

Other comprehensive income, before tax
Pension and postretirement liability adjustment	41	2
Total other comprehensive income, before tax	41	2

Income tax expense related to items of other comprehensive income	(16)	(1)

Total other comprehensive income, after tax	25	1
Comprehensive income	$15,050	$9,852

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2016	37,539	$521,984	$(11,437)	$314,860	$825,407
Net earnings	—	—	—	15,025	15,025
Other comprehensive income	—	—	25	—	25
Dividends - $0.165 per share	—	—	—	(6,255)	(6,255)
Stock-based employee compensation	—	6,352	—	—	6,352
Issuances of common stock on stock option exercises and stock bonus plan	165	3,506	—	—	3,506
Issuances of restricted stock	271	—	—	—	—
Cancellations of stock-based awards	(115)	(2,607)	—	—	(2,607)
Balance at April 22, 2017	37,860	$529,235	$(11,412)	$323,630	$841,453

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	16 Weeks Ended
	April 22,	April 23,
	2017	2016
Cash flows from operating activities
Net earnings	$15,025	$9,851
Loss from discontinued operations, net of tax	40	109
Earnings from continuing operations	15,065	9,960
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Non-cash restructuring, asset impairment and other charges	916	14,662
Depreciation and amortization	25,850	23,895
LIFO expense	1,590	1,412
Postretirement benefits expense	465	112
Deferred taxes on income	9,719	2,816
Stock-based compensation expense	6,352	5,024
Other, net	(6)	(53)
Changes in operating assets and liabilities:
Accounts receivable	(18,879)	15,494
Inventories	3,713	(14,009)
Prepaid expenses and other assets	(1,108)	(8,356)
Accounts payable	(26,159)	(13,386)
Accrued payroll and benefits	(19,527)	(11,502)
Postretirement benefit payments	(90)	(77)
Other accrued expenses and other liabilities	(8,192)	(16,015)
Net cash (used in) provided by operating activities	(10,291)	9,977
Cash flows from investing activities
Purchases of property and equipment	(19,476)	(18,090)
Net proceeds from the sale of assets	557	4,739
Acquisitions, net of cash acquired	(214,595)	—
Payments from customers on loans	754	522
Other	(133)	(97)
Net cash used in investing activities	(232,893)	(12,926)
Cash flows from financing activities
Proceeds from revolving credit facility	652,573	428,755
Payments on revolving credit facility	(406,140)	(401,737)
Share repurchase	—	(9,000)
Net payments related to stock-based award activities	(2,607)	(1,302)
Repayment of other long-term debt	(2,265)	(2,841)
Financing fees paid	(216)	(98)
Proceeds from exercise of stock options	3,207	936
Dividends paid	(6,255)	(5,632)
Net cash provided by financing activities	238,297	9,081
Cash flows from discontinued operations
Net cash provided by (used in) operating activities	52	(164)
Net cash provided by (used in) discontinued operations	52	(164)
Net (decrease) increase in cash and cash equivalents	(4,835)	5,968
Cash and cash equivalents at beginning of period	24,351	22,719
Cash and cash equivalents at end of period	$19,516	$28,687

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or “the Company”). Intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of April 22, 2017, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The Company’s first fiscal quarter is 16 weeks and generally includes the Easter holiday. The unaudited information in the condensed consolidated financial statements for the first quarters of 2017 and 2016 includes the results of operations of the Company for the 16-week periods ended April 22, 2017 and April 23, 2016, respectively.

Note 2 – Recently Issued Accounting Standards

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business.” ASU 2017-01 narrows the definition of a business and provides a screen to determine when a set of the three elements of a business – inputs, processes, and outputs – are not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The new guidance is effective for the Company in fiscal year ending December 29, 2018. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. The Company adopted the new standard in the first quarter of fiscal 2017. Accordingly the tax benefits or deficiencies related to stock-based compensation are reflected in the condensed consolidated statements of earnings as a component of the provision for income taxes, whereas they previously were recognized in equity. As a result of the adoption, the Company recognized $1.1 million of tax benefits related to share-based payments in its provision for income taxes in the first quarter of 2017. Additionally, the Company’s condensed consolidated statements of cash flows now include tax benefits as an operating activity, while cash paid on associates’ behalf related to shares withheld for tax purposes is classified as a financing activity. Retrospective application of the cash flow presentation resulted in $1.4 million increases to both net cash provided by operating activities and net cash used in financing activities, respectively, for the first quarter of 2016. The Company’s stock compensation expense continues to reflect estimated forfeitures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 provides guidance for lease accounting and stipulates that lessees will need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. Treatment in the consolidated statements of earnings will be similar to the current treatment of operating and capital leases. The new guidance is effective on a modified retrospective basis for the Company in the first quarter of its fiscal year ending December 28, 2019. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The new guidance affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which results in the guidance being effective for the Company in the first quarter of its fiscal year ending December 29, 2018. The adoption will include updates as provided under ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net);” ASU 2016-10, “Identifying Performance Obligations and Licensing;” and ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients.” Adoption is allowed by either the full retrospective or modified retrospective approach.

The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements and has substantially completed its initial evaluation of the major focus areas that could impact the Company. From a principal versus agent considerations perspective, the Company has evaluated its significant arrangements and has determined that revenue recognition on a gross reporting basis will remain relatively unchanged, with the exception of a few smaller contracts that could be reported on a net basis depending on the nature of the arrangements and management’s final assessment. As it pertains to the Food Distribution and Military segments, the Company determined that the promised goods or services other than grocery products outlined in the contracts with customers are immaterial in the context of the contracts. As a result of this determination, the Company is not required to assess whether these promised goods or services are performance obligations, and therefore, believes revenue recognition practices will remain relatively unchanged as there are no additional deliverables for which the transaction price will need to be allocated to. Many of these contracts also include contingent amounts of variable consideration, and the Company expects there to be few, if any, changes to the timing of revenue as the Company currently recognizes these amounts under the presumption that they are determinable and can be estimated. The Company also expects there to be few, if any, changes to revenue recognition in its Retail segment based on how the Company currently records gift card breakage and loyalty rewards, which are immaterial with respect to the consolidated financial statements. The Company expects to complete its evaluation of the standard in mid-2017 and is currently in the process of updating its existing accounting policies as well as implementing processes and controls to address the relevant changes that will result from adopting the new standard.

Note 3 – Acquisitions

On January 6, 2017, the Company acquired certain assets and assumed certain liabilities of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) for $214.6 million in cash, net of $2.5 million of cash acquired. Acquired assets consist primarily of property and equipment of $77.9 million, intangible assets of $72.9 million, and working capital. Intangible assets are primarily composed of customer relationships, which will be amortized over fifteen years, and indefinite lived trade names. In connection with the purchase, the Company is providing certain earn-out opportunities that have the potential to pay the sellers an additional $27.4 million, collectively, if the business achieves certain performance targets during the first three years after acquisition. If certain performance targets are not met in the first year after acquisition, the Company will be reimbursed a portion of the initial purchase price at an amount not to exceed the sum of: a) $15.0 million, representing the funds paid into escrow, and b) any earn-out opportunities earned by the sellers. The reduction in purchase price, if applicable, will first be applied to funds paid into escrow and then as an offset against and a reduction to any payments owed on the various earn-out opportunities. The acquisition was funded with proceeds from the Company’s Credit Agreement. As of April 22, 2017, the Company has incurred $4.9 million of transaction costs related to the acquisition, of which $2.7 million was incurred in 2017 and is recorded in merger/acquisition and integration.

Founded in Indianapolis in 1965, Caito is a leading supplier of fresh fruits and vegetables as well as value-added meal solutions to grocery retailers and food service distributors across 22 states in the Southeast, Midwest and Eastern United States. BRT offers temperature-controlled distribution and logistics services throughout North America. Caito and BRT service customers from facilities in Indiana and Florida. Caito also has a fresh cut fruit and vegetable facility in Indianapolis and recently completed a new 118,000 square foot Fresh Kitchen facility, also in Indianapolis. The Fresh Kitchen will provide the Company with the ability to process, cook, and package fresh protein-based foods and complete meal solutions. The kitchen has begun initial operations and is starting to produce a very limited product set for a select customer. The Company anticipates completing the start-up phase of this operation in the second or third quarter of fiscal 2017. The Company acquired Caito and BRT to strengthen its fresh product offerings to its existing customer base and to expand into fast-growing, value-added services, such as freshly-prepared centerplate and side dish categories.

The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date and were based on preliminary estimates. These estimates are subject to revision upon the finalization of the valuations of the acquired real estate and intangible assets. Any adjustments will be made prior to January 5, 2018. The excess of the purchase price over the fair value of net assets acquired, preliminarily estimated at $45.0 million, was recorded as goodwill in the consolidated balance sheet and allocated to the Food Distribution segment. The goodwill recognized is attributable primarily to the assembled workforce of Caito and BRT and expected synergies. The Company expects that all goodwill attributable to the acquisition will be deductible for tax purposes.

Note 4 – Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Food Distribution	Retail		Total
Balance at December 31, 2016	$132,367	$190,319	(a)	$322,686	(a)
Acquisitions (Note 3)	44,982	—		44,982
Other	—	(171)		(171)
Balance at April 22, 2017	$177,349	$190,148	(a)	$367,497	(a)
(a)	Net of accumulated impairment charges of $86.6 million.

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

The Company continues to assess whether indicators are present or if there are changes in circumstances that would suggest impairment may exist, including an evaluation of the significant judgments and estimates related to the Retail reporting unit’s projected weighted average cost of capital, future revenues and cash flows, and overall profitability. Since the most recent goodwill impairment test, the Company has continued to monitor the trends of the Retail reporting unit’s performance. Based on recent performance, the Company is not aware of any events or significant changes in its estimates that would indicate that impairment exists, and the Company has sufficient available information, both current and historical, to support its assumptions, judgments and estimates. From a sensitivity perspective, no goodwill impairment charge would be required for the Retail reporting unit if the estimate of future discounted cash flows was 10% lower or if the discount rate increased by 75 basis points. However, if the Company’s stock price experiences a significant and sustained decline or other events or changes in circumstances occur, such as interest rate increases, changes in macroeconomic conditions, or operating results of the Retail reporting unit not meeting the Company’s estimates, it could result in the Company recording a significant non-cash impairment charge.

Note 5 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for the first quarter of 2017. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at December 31, 2016	$21,932	$—	$21,932
Provision for closing charges (a)	405	—	405
Provision for severance (b)	—	535	535
Lease termination adjustment (c)	(559)	—	(559)
Accretion expense	179	—	179
Payments	(1,662)	(68)	(1,730)
Balance at April 22, 2017	$20,295	$467	$20,762
(a)	The provision for closing charges represents initial costs estimated to be incurred for lease and related ancillary costs, net of sublease income, related to store closings in the Retail segment.

(b)	The provision for severance relates to store closings in the Retail segment and a distribution center closing in the Food Distribution segment.
(c)	The lease termination adjustment represents the benefit recognized in connection with a lease buyout on a previously closed store.

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Restructuring and asset impairment charges included in the condensed consolidated statements of earnings consisted of the following:

	16 Weeks Ended
	April 22,	April 23,
(In thousands)	2017	2016
Asset impairment charges (a)	$521	$—
Provision for closing charges (b)	405	12,453
(Gain) loss on sales of assets related to closed facilities (c)	(177)	367
Provision for severance (d)	535	895
Other costs associated with distribution center and store closings (e)	296	1,769
Changes in estimates (f)	—	120
Lease termination adjustment (g)	(559)	(300)
Total	$1,021	$15,304
(a)	Asset impairment charges were incurred in the Retail segment in conjunction with the Company’s retail store rationalization plan.
(b)	The provision for closing charges represents initial costs estimated to be incurred for lease and related ancillary costs, net of sublease income, related to store closings in the Retail segment.
(c)	The net (gain) loss on sales of assets resulted from the sales of previously closed retail stores and a food distribution center.
(d)	The provision for severance relates to distribution center closings in the Food Distribution segment and store closings in the Retail segment.
(e)

Other closing costs associated with distribution center and store closings represent additional costs, predominantly labor and inventory transfer costs, incurred in connection with winding down certain operations in the Food Distribution and Retail segments.

(f)	The changes in estimates relate to revised estimates of lease and ancillary costs associated with previously closed distribution centers in the Food Distribution segment.
(g)	The lease termination adjustments represent the benefits recognized in connection with lease buyouts on previously closed stores in the Retail segment.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	April 22,	December 31,
(In thousands)	2017	2016
Senior secured revolving credit facility, due December 2021	$575,013	$359,127
Senior secured term loan, due December 2021	57,500	26,954
Capital lease obligations	46,430	48,255
Other, 2.61% - 8.75%, due 2019 - 2020	4,647	5,028
Total debt - Principal	683,590	439,364
Unamortized debt issuance costs	(7,925)	(8,265)
Total debt	675,665	431,099
Less current portion	17,404	17,424
Total long-term debt	$658,261	$413,675

Note 7 – Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. At April 22, 2017 and December 31, 2016, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	April 22,	December 31,
(In thousands)	2017	2016
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and capital lease obligations	$17,404	$17,424
Long-term debt and capital lease obligations	666,186	421,940
Total book value of debt instruments	683,590	439,364
Fair value of debt instruments, excluding debt financing costs	684,936	440,759
Excess of fair value over book value	$1,346	$1,395

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

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Assets with a book value of $0.9 million were measured at a fair value of $0.4 million, resulting in an impairment charge of $0.5 million in the first quarter of 2017. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. See Note 5 for discussion of long-lived asset impairment charges.

Certain of the Company’s business combinations involve the potential for the receipt or payment of future contingent consideration upon the shortfall or achievement of various operating thresholds, respectively. The additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified EBITDA levels. For business combinations including contingent consideration provisions an asset or liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period with the change in fair value recognized as income or expense within operating expenses in the condensed consolidated statements of income. The Company measures the asset and liability on a recurring basis using Level 3 inputs.

The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected EBITDA. Projected contingent payment or receipt amounts are discounted back to the current period using a discounted cash flow model. Projected EBITDA amounts are based on initial deal model forecasts at the time of acquisition as well as the Company’s most recent internal operational budget, and include a probability weighted range of outcomes. Changes in projected EBITDA, probabilities of payment, discount rates, or projected payment dates may result in higher or lower fair value measurements. The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

Unobservable Input	Range
Discount rate	11.80%
Probability of payments	0% - 100%
Projected fiscal year(s) of payments	2017 - 2019

The fair value of contingent consideration receivable and payable associated with the Caito acquisition was $18.4 million and $3.4 million, respectively, as of April 22, 2017. The net receivable of $15.0 million was recorded in “Other assets, net” in the condensed consolidated balance sheets as there is a right of offset for the payable and receivable. Upon payment, the portion of the contingent consideration related to the acquisition date fair value is reported as a financing activity in the condensed consolidated statements of cash flows. Amounts received or paid in excess of the acquisition date fair value are reported as an operating activity in the consolidated statements of cash flows.

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

From time to time, the Company may advance funds to independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. As of April 22, 2017, the Company has an unearned advance to one independent retailer for an amount representing approximately two percent of the Company’s total assets, and also has outstanding receivables from this customer in the amount of $8.9 million, of which $4.7 million has been reserved for given the past due status on those receivables. The Company’s collateral related to the advanced funds is a security interest in select business assets of the independent retailer’s stores, including select real property assets and other collateral, including personal guarantees, from the shareholders. However, in the event of default, the Company may be unable to recover the unearned portion of the funds advanced to this independent retailer. Based on the uncertainty associated with estimating the value of the collateral and the risks related to taking possession of and divesting the secured business assets, the Company cannot reasonably estimate the amount of advanced funds, if any, that would not be recoverable. The Company estimates that the possible range of loss related to this customer is between zero and $25.0 million, depending on the circumstances discussed above.

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

Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities of this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be, although management anticipates that the Company’s contributions to this plan will increase each year. Management is not aware of any significant change in funding levels since December 31, 2016. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 9 – Associate Retirement Plans

During the first quarter of 2017, the Company recognized net periodic pension income of $0.2 million related to the SpartanNash Company Pension Plan and net postretirement benefit costs of $0.1 million related to the SpartanNash Medical Plan.

The Company did not make any contributions to the SpartanNash Company Pension Plan during the first quarter of 2017, and because there are no required payments, the Company does not expect to make any contributions for the remainder of the fiscal year ending December 30, 2017.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company’s contributions for the first quarters of 2017 and 2016 were $4.4 million and $4.2 million, respectively. See Note 8 for further information regarding the Company’s participation in the Central States Plan.

Note 10 – Income Taxes

The effective income tax rate was 32.8% and 37.7% for the 16 weeks ended April 22, 2017 and April 23, 2016, respectively. The differences from the federal statutory rate are primarily due to tax benefits related to stock-based compensation, state taxes and federal tax credits in the current year and state taxes and federal tax credits in the prior year. The Company adopted ASU 2016-09 on January 1, 2017, which requires tax benefits or deficiencies related to stock-based compensation to be reflected in the condensed consolidated statements of earnings as a component of the provision for income taxes whereas they were previously recognized in equity. Total tax benefits recognized in the first quarter of fiscal 2017 were $1.1 million.

Note 11 – Stock-Based Compensation

The Company has a shareholder-approved stock incentive plan that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards to directors, officers and other key associates.

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	16 Weeks Ended
	April 22,	April 23,
(In thousands)	2017	2016
Restricted stock	$6,352	$5,024
Tax benefits	(3,434)	(1,914)
Stock-based compensation expense, net of tax	$2,918	$3,110

The following table summarizes activity in the stock-based compensation plans for the 16 weeks ended April 22, 2017:

				Weighted
	Shares	Weighted	Restricted	Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at December 31, 2016	200,517	$19.94	660,143	$26.48
Granted	—	—	271,397	34.78
Exercised/Vested	(152,589)	21.02	(215,508)	26.25
Cancelled/Forfeited	—	—	(42,479)	27.89
Outstanding at April 22, 2017	47,928	$16.52	673,553	$29.81

The Company has not issued any stock options since 2009 and all outstanding options are vested and exercisable at April 22, 2017.

As of April 22, 2017, total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plans were $7.8 million for restricted stock, and are expected to be recognized over a weighted average period of 2.5 years. All compensation costs related to stock options have been recognized.

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	16 Weeks Ended
	April 22,	April 23,
(In thousands, except per share amounts)	2017	2016
Numerator:
Earnings from continuing operations	$15,065	$9,960
Adjustment for earnings attributable to participating securities	(276)	(178)
Earnings from continuing operations used in calculating earnings per share	$14,789	$9,782
Denominator:
Weighted average shares outstanding, including participating securities	37,692	37,488
Adjustment for participating securities	(690)	(669)
Shares used in calculating basic earnings per share	37,002	36,819
Effect of dilutive stock options	64	56
Shares used in calculating diluted earnings per share	37,066	36,875
Basic earnings per share from continuing operations	$0.40	$0.27
Diluted earnings per share from continuing operations	$0.40	$0.27

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	16 Weeks Ended
	April 22,	April 23,
(In thousands)	2017	2016
Non-cash financing activities:
Capital lease obligations	$60	$3,651
Non-cash investing activities:
Capital expenditures included in accounts payable	685	2,644
Capital lease asset additions	60	3,651
Other supplemental cash flow information:
Cash paid for interest	6,636	4,479

Note 14 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Military	Retail	Total
16 Weeks Ended April 22, 2017
Net sales to external customers	$1,162,950	$643,313	$596,241	$2,402,504
Inter-segment sales	280,926	—	—	280,926
Merger/acquisition and integration	3,847	—	170	4,017
Depreciation and amortization	8,944	3,439	13,039	25,422
Operating earnings	25,315	890	3,439	29,644
Capital expenditures	5,754	2,451	11,271	19,476

16 Weeks Ended April 23, 2016
Net sales to external customers	$991,137	$674,523	$613,110	$2,278,770
Inter-segment sales	277,003	—	—	277,003
Merger/acquisition and integration	468	1	428	897
Depreciation and amortization	6,470	3,475	13,424	23,369
Operating earnings (loss)	25,856	3,433	(7,629)	21,660
Capital expenditures	5,522	2,335	10,233	18,090

(In thousands)	April 22, 2017	December 31, 2016
Total Assets
Food Distribution	$1,056,312	$776,725
Military	396,921	395,737
Retail	724,134	754,625
Discontinued operations	3,248	3,249
Total	$2,180,615	$1,930,336

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel, and other items and services. The following table presents sales by type of similar products and services:

	16 Weeks Ended
	April 22,		April 23,
(In thousands, except percentages)	2017		2016
Non-perishables (a)	$1,466,226	61.0%	$1,452,576	63.7%
Perishables (b)	790,096	32.9	694,450	30.5
Pharmacy	110,360	4.6	104,590	4.6
Fuel	35,822	1.5	27,154	1.2
Consolidated net sales	$2,402,504	100.0%	$2,278,770	100.0%
(a)	Consists primarily of general merchandise, grocery, beverages, snacks, tobacco products and frozen foods.
(b)	Consists primarily of produce, meat, dairy, deli, bakery, prepared proteins, seafood and floral.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Forward-Looking Statements,” which appears at the beginning of this report, and the information in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Overview

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

The Company’s Food Distribution segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to over 2,000 independent retailers, food distributors and the Company’s corporate owned retail stores. The Food Distribution segment currently conducts business in 47 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States. Through its Food Distribution segment, the Company also services select national retailers, including Dollar General. Sales to Dollar General are made to approximately 13,600 of its retail locations.

The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Cuba, Puerto Rico, Bahrain and Egypt. The Company has over 40 years of experience acting as a distributor to U.S. military commissaries and exchanges.

As of April 22, 2017, the Company’s Retail segment operated 153 corporate owned retail stores in the Midwest and Great Lakes regions primarily under the banners of Family Fare Supermarkets, VG’s Food and Pharmacy, D&W Fresh Markets, Sun Mart and Family Fresh Market. As of April 22, 2017, the Company also offers pharmacy services in 90 of its corporate owned retail stores and operates 30 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

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

Recent Developments

On January 6, 2017, the Company acquired certain assets and assumed certain liabilities of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) for $214.6 million in cash, net of $2.5 million of cash acquired. In connection with the purchase, the Company is providing certain earn-out opportunities that have the potential to pay the sellers an additional $27.4 million, collectively, if the business achieves certain performance targets during the first three years after acquisition. If certain performance targets are not met in the first year after acquisition, the Company will be reimbursed a portion of the initial purchase price at an amount not to exceed the sum of: a) $15.0 million, representing the funds paid into escrow, and b) any earn-out opportunities earned by the sellers. Founded in Indianapolis in 1965, Caito is a leading supplier of fresh fruits and vegetables as well as value-added meal solutions to grocery retailers and food service distributors across 22 states in the Southeast, Midwest and Eastern United States. Through its affiliate, BRT, the company also offers temperature-controlled distribution and logistics services throughout North America. Caito and BRT service customers from facilities in Indiana and Florida.

Caito also has a central fresh cut fruit and vegetable facility in Indianapolis and a recently completed, new 118,000 square foot Fresh Kitchen facility, also in Indianapolis. The Fresh Kitchen will provide the Company with the ability to process, cook, and package fresh protein-based foods and complete meal solutions. The kitchen has begun initial operations and is starting to produce a very limited product set for a select customer. The Company anticipates completing the start-up phase of this operation in the second or third quarter of fiscal 2017. The Company acquired Caito and BRT to strengthen its fresh product offerings to its existing customer base and to expand into fast-growing, value-added services, such as freshly-prepared centerplate and side dish categories.

On December 8, 2016, the Company announced that it had been competitively awarded by the Defense Commissary Agency (“DeCA”) the program to provide a variety of private brand products to commissaries for the first time in the agency’s history. As part of the arrangement, the Company will be the exclusive worldwide supplier of private brand products to U.S. military commissaries and will sell grocery products directly to DeCA. The Company expects to begin shipping DeCA private brand products to commissaries during the second quarter of fiscal 2017. The Company anticipates a steady ramp up of private brand products throughout fiscal 2017 but expects limited financial contribution for the year due to start-up costs associated with the rollout of the program. The Company anticipates that it will take several years for the full private brand roll out.

Fiscal 2017 First Quarter Highlights

During the first quarter of fiscal 2017, the Company continued to demonstrate its ability to leverage its network to generate sales and earnings growth in a challenging operating environment. Organic growth in Food Distribution and ongoing supply chain improvements helped mitigate the negative impact of food deflation, the shift of New Year’s Day into the first quarter, and higher health care costs, which were partially due to the timing of certain health care funding requirements. During the quarter, the Company began integrating Caito into its operations and further optimizing its network, made progress toward launching production at Caito’s new Fresh Kitchen facility and prepared for the introduction of private brand products to U.S. military commissaries.

First quarter fiscal 2017 operational highlights include:

•

The Company completed the acquisition of Caito and BRT in the first quarter and although the integration is proceeding slower than anticipated, has begun to realize benefits from the initial integration efforts. By strengthening its fresh product offerings and tapping into the significant ready-to-eat growth opportunities, the Company believes the acquisition will help drive growth in a challenging environment.

•

The Company realized sales growth in its Food Distribution segment due to contributions from the Caito acquisition and organic sales growth of 4.2 percent compared to the prior year quarter. Despite the negative impact of prolonged deflation and the shift of New Year’s Day, the Company grew sales in the Food Distribution segment for the 5th consecutive quarter.

•

The Company continued to make improvements to its supply chain and further optimize its network to gain better economies of scale, attract and retain accounts and increase asset utilization, particularly within the Caito operations. In the first quarter, the Company consolidated the Newcomerstown, Ohio warehouse into its Indianapolis, Indiana facility. The Company expects that the consolidation of this facility will lead to lower costs and will improve efficiencies within the consolidated company.

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

•

The Company continued to invest in analytical capabilities to provide helpful data and insights to help drive more targeted and personalized marketing as well as more relevant product and assortment selections. The Company continues to refine its customer segmentation, market basket and pricing to better target and offer relevant products to its customers.

While deflationary headwinds are expected to continue through the second quarter, the Company is well positioned to benefit from continued organic growth in Food Distribution, contributions from Caito and from ongoing efficiency improvements to its supply chain, including warehouse optimization and enhanced transportation capabilities. The Company also expects to benefit from slight inflation in the second half of the year.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales		Percentage Change
			16 Weeks
	16 Weeks Ended		Ended
	April 22,	April 23,	April 22,
	2017	2016	2017
Net sales	100.0%	100.0%	5.4
Gross profit	14.9	14.7	6.9
Selling, general and administrative expenses	13.5 *	13.0	8.9
Merger/acquisition and integration	0.2	0.0	347.8
Restructuring charges and asset impairment	0.0	0.7	(93.3)
Operating earnings	1.2	1.0	36.9
Other income and expenses	0.3	0.3 *	27.1
Earnings before income taxes and discontinued operations	0.9	0.7	40.3
Income taxes	0.3	0.3	22.3
Earnings from continuing operations	0.6	0.4	51.3
Loss from discontinued operations, net of taxes	(0.0)	(0.0)	(63.3)
Net earnings	0.6%	0.4%	52.5
*	Difference due to rounding

Net Sales – The following table presents net sales by segment and variances in net sales:

	16 Weeks Ended
	April 22,	April 23,
(In thousands)	2017	2016	Variance
Food Distribution	$1,162,950	$991,137	$171,813
Military	643,313	674,523	(31,210)
Retail	596,241	613,110	(16,869)
Total net sales	$2,402,504	$2,278,770	$123,734

Net sales for the quarter ended April 22, 2017 (“first quarter”) increased $123.7 million, or 5.4%, to $2.40 billion from $2.28 billion in the quarter ended April 23, 2016 (“prior year quarter”). The increase was driven primarily by contributions from the Caito acquisition and organic growth in the Food Distribution segment, which more than offset lower sales in the Military and Retail segments.

Food Distribution net sales, after intercompany eliminations, increased $171.8 million, or 17.3%, to $1.16 billion in the first quarter from $991.1 million in the prior year quarter. The increase was due to contributions from the Caito acquisition and organic sales growth of 4.2 percent, which more than offset the negative impact of food deflation.

Military net sales decreased $31.2 million, or 4.6%, to $643.3 million in the first quarter from $674.5 million in the prior year quarter. The decrease was primarily due to lower sales at the DeCA operated commissaries and the shift of New Year’s Day into the first quarter, partially offset by growth of new fresh business.

Retail net sales decreased $16.9 million, or 2.8%, to $596.2 million in the first quarter from $613.1 million in the prior year quarter. The decrease in net sales was primarily attributable to negative comparable store sales and $11.5 million in lower sales resulting from retail store closures, partially offset by higher sales from increased fuel prices. Comparable store sales, excluding fuel, were -2.2 percent for the quarter and reflect a 40 basis point negative impact from the New Year’s Day shift, competitive new store openings, the impact of ongoing deflation and unseasonably warm weather in the northern geographies. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions or store relocations. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

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

Gross profit increased to $357.4 million in the first quarter from $334.2 million in the prior year quarter. As a percent of net sales, gross profit improved from 14.7% to 14.9% primarily due to higher margins at Caito and the mix of business operations.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation and other administrative costs.

SG&A expenses increased $26.3 million, or 8.9%, to $322.7 million in the first quarter from $296.4 million in the prior year quarter, representing 13.5% percent of net sales in the first quarter compared to 13.0% in the prior year quarter. The increase was primarily due to the addition of Caito, and to a lesser extent, higher health care costs.

Merger/Acquisition and Integration – First quarter results included $4.0 million of merger/acquisition and integration expenses mainly associated with the acquisition of Caito and BRT. Prior year quarter results included $0.9 million of merger/acquisition and integration primarily associated with the merger of Nash-Finch Company.

Restructuring Charges and Asset Impairment – First quarter results included $1.0 million of net restructuring and asset impairment charges primarily associated with the Company’s retail store and warehouse rationalization plans, partially offset by a favorable lease termination. Prior year quarter results included $15.3 million of restructuring and asset impairment charges primarily related to the closure of three retail stores and a food distribution center.

Operating Earnings – The following table presents operating earnings by segment and variances in operating earnings:

	16 Weeks Ended
	April 22,	April 23,
(In thousands)	2017	2016	Variance
Food Distribution	$25,315	$25,856	$(541)
Military	890	3,433	(2,543)
Retail	3,439	(7,629)	11,068
Total operating earnings	$29,644	$21,660	$7,984

Operating earnings increased $7.9 million, or 36.9%, to $29.6 million in the first quarter from $21.7 million in the prior year quarter. The increase was primarily due to lower restructuring and asset impairment charges and organic sales growth in Food Distribution, which more than offset higher merger/acquisition and integration expenses and start-up costs associated with the new Caito Fresh Kitchen operation, higher health care costs, and the negative impact of food deflation and shift of New Year’s Day into the first quarter.

Food Distribution operating earnings decreased $0.6 million, or 2.1%, to $25.3 million in the first quarter from $25.9 million in the prior year quarter. The decrease was driven by charges related to merger/acquisition and integration expenses, Caito Fresh Kitchen start-up costs, restructuring charges related to the Company’s warehouse optimization plan, and the impact of the New Year’s Day shift and continued deflation, partially offset by higher organic sales and benefits associated with continued supply chain improvements.

Military operating earnings decreased $2.5 million, or 74.1%, to $0.9 million in the first quarter from $3.4 million in the prior year quarter. The decrease in operating earnings was primarily due to lower sales volume, the negative impact of the shift of New Year’s Day into the first quarter, higher health care costs and a large insurance claim.

Retail operating earnings increased $11.1 million to $3.4 million in the first quarter from a loss of $7.6 million in the prior year quarter. The increase was primarily due to lower restructuring and impairment charges, improved margin rates and the closure of unprofitable stores, partially offset by higher health care costs, lower comparable store sales and the shift of New Year’s Day.

Interest Expense – Interest expense increased $1.5 million, or 25.6%, to $7.3 million in the first quarter from $5.8 million in the prior year quarter. The increase in interest expense was primarily due to increased borrowings related to the Caito acquisition.

Income Taxes – The effective income tax rates were 32.8% and 37.7% for the first quarter and prior year quarter, respectively. The differences from the federal statutory rate are primarily due to tax benefits related to stock-based compensation, state taxes and federal tax credits in the current year and state taxes and federal tax credits in the prior year. The Company’s provision for income taxes and effective tax rate decreased due to the stock-based compensation benefits recognized resulting from the adoption of ASU 2016-09. The tax benefits related to stock-based compensation are primarily generated in the first quarter due to the timing of awards and vesting schedules.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, the Company also provides information regarding adjusted operating earnings, adjusted earnings from continuing operations, and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“adjusted EBITDA”). These are non-GAAP financial measures, as defined below, and are used by management to allocate resources, assess performance against its peers and evaluate overall performance. The Company believes these measures provide useful information for both management and its investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its financial results in these adjusted formats.

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude start-up costs associated with the new Fresh Kitchen operation as well as an excutive retirement stock compensation award. The Fresh Kitchen is a newly constructed facility that provides the Company with the ability to process, cook, and package fresh protein-based foods and complete meal solutions. Given the Fresh Kitchen represents a new line of business for the Company in a fast growth category, the start-up activities associated with testing, training, and preparing the Fresh Kitchen for production, as well as incorporating the related operations into the business, are considered “non-operational” or “non-core” in nature. The retirement stock compensation award represents incremental compensation expense in connection with an executive retirement that is also considered “non-operational” or “non-core” in nature.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 16 weeks ended April 22, 2017 and April 23, 2016.

	16 Weeks Ended
	April 22,	April 23,
(In thousands)	2017	2016
Operating earnings	$29,644	$21,660
Adjustments:
Merger/acquisition and integration	4,017	897
Restructuring charges and asset impairment	1,021	15,304
Caito Fresh Kitchen start-up costs	2,748	—
Stock compensation associated with executive retirement	1,172	—
Severance associated with cost reduction initiatives	3	679
Adjusted operating earnings	$38,605	$38,540
Reconciliation of operating earnings to adjusted operating earnings by segment:
Food Distribution:
Operating earnings	$25,315	$25,856
Adjustments:
Merger/acquisition and integration	3,847	468
Restructuring charges and asset impairment	599	2,233
Caito Fresh Kitchen start-up costs	2,748	—
Stock compensation associated with executive retirement	591	—
Severance associated with cost reduction initiatives	1	206
Adjusted operating earnings	$33,101	$28,763
Military:
Operating earnings	$890	$3,433
Adjustments:
Merger/acquisition and integration	—	1
Restructuring charges and asset impairment	—	32
Stock compensation associated with executive retirement	147	—
Severance associated with cost reduction initiatives	1	222
Adjusted operating earnings	$1,038	$3,688
Retail:
Operating earnings (loss)	$3,439	$(7,629)
Adjustments:
Merger/acquisition and integration	170	428
Restructuring charges and asset impairment	422	13,039
Stock compensation associated with executive retirement	434	—
Severance associated with cost reduction initiatives	1	251
Adjusted operating earnings	$4,466	$6,089

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 16 weeks ended April 22, 2017 and April 23, 2016.

	16 Weeks Ended
	April 22, 2017		April 23, 2016
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Earnings from continuing operations	$15,065	$0.40	$9,960	$0.27
Adjustments:
Merger/acquisition and integration	4,017		897
Restructuring charges and asset impairment	1,021		15,304
Caito Fresh Kitchen start-up costs	2,748		—
Stock compensation associated with executive retirement	1,172		—
Severance associated with cost reduction initiatives	3		679
Total adjustments	8,961		16,880
Income tax effect on adjustments (a)	(3,362)		(6,428)
Total adjustments, net of taxes	5,599	0.15	10,452	0.27	*
Adjusted earnings from continuing operations	$20,664	$0.55	$20,412	$0.54

* Includes rounding

(a)	The income tax effect on adjustments is computed by applying the effective tax rate, before discrete tax items, to the total adjustments for the period.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP operating financial measure that the Company defines as net earnings plus interest, discontinued operations, depreciation and amortization, and other non-cash items including deferred (stock) compensation, the LIFO provision, as well as adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

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

Following is a reconciliation of net earnings to adjusted EBITDA for the 16 weeks ended April 22, 2017 and April 23, 2016.

	16 Weeks Ended
	April 22,	April 23,
(In thousands)	2017	2016
Net earnings	$15,025	$9,851
Loss from discontinued operations, net of tax	40	109
Income taxes	7,369	6,027
Other expenses, net	7,210	5,673
Operating earnings	29,644	21,660
Adjustments:
LIFO expense	1,590	1,412
Depreciation and amortization	25,080	23,369
Merger/acquisition and integration	4,017	897
Restructuring charges and asset impairment	1,021	15,304
Caito Fresh Kitchen start-up costs	2,748	—
Stock-based compensation	6,352	5,024
Other non-cash (gains) charges	(222)	371
Adjusted EBITDA	$70,230	$68,037
Reconciliation of operating earnings to adjusted EBITDA by segment:
Food Distribution:
Operating earnings	$25,315	$25,856
Adjustments:
LIFO expense	883	737
Depreciation and amortization	8,602	6,470
Merger/acquisition and integration	3,847	468
Restructuring charges and asset impairment	599	2,233
Caito Fresh Kitchen start-up costs	2,748	—
Stock-based compensation	2,961	2,312
Other non-cash charges	46	176
Adjusted EBITDA	$45,001	$38,252
Military:
Operating earnings	$890	$3,433
Adjustments:
LIFO expense	308	311
Depreciation and amortization	3,439	3,475
Merger/acquisition and integration	—	1
Restructuring charges and asset impairment	—	32
Stock-based compensation	962	781
Other non-cash (gains) charges	(2)	208
Adjusted EBITDA	$5,597	$8,241
Retail:
Operating earnings (loss)	$3,439	$(7,629)
Adjustments:
LIFO expense	399	364
Depreciation and amortization	13,039	13,424
Merger/acquisition and integration	170	428
Restructuring charges and asset impairment	422	13,039
Stock-based compensation	2,429	1,931
Other non-cash gains	(266)	(13)
Adjusted EBITDA	$19,632	$21,544

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	16 Weeks Ended
	April 22,	April 23,
(In thousands)	2017	2016
Cash flow activities
Net cash (used in) provided by operating activities	$(10,291)	$9,977
Net cash used in investing activities (a)	(232,893)	(12,926)
Net cash provided by financing activities (a)	238,297	9,081
Net cash provided by (used in) discontinued operations	52	(164)
Net (decrease) increase in cash and cash equivalents	(4,835)	5,968
Cash and cash equivalents at beginning of fiscal year	24,351	22,719
Cash and cash equivalents at end of fiscal year	$19,516	$28,687

(a) Prior period amounts have been adjusted for the impact of the adoption of ASU 2016-09. Refer to Note 2 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.

Net cash (used in) provided by operating activities. Net cash (used in) provided by operating activities decreased during the current year-to-date period ended April 22, 2017 (“current year”) over the prior year-to-date period ended April 23, 2016 (“prior year”) by approximately $20.3 million primarily due to the timing of working capital payments.

Net cash used in investing activities. Net cash used in investing activities increased $220.0 million in the current year compared to the prior year primarily due to the acquisition of Caito and BRT (see Note 3 to the condensed consolidated financial statements).

The Military, Food Distribution and Retail segments utilized 12.6%, 29.5% and 57.9% of capital expenditures, respectively, in the current year.

Net cash provided by financing activities. Net cash provided by financing activities increased $229.2 million in the current year compared to the prior year primarily due to borrowings on the revolving credit facility to fund the Caito and BRT acquisition and working capital requirements.

Net cash provided by (used in) discontinued operations. Net cash provided by (used in) discontinued operations contains the net cash flows of the Company’s Retail and Food Distribution discontinued operations and is primarily composed of rental income and facility maintenance expenditures.

Debt Management

Total debt, including capital lease obligations and current maturities, was $675.7 million and $431.1 million as of April 22, 2017 and December 31, 2016, respectively. The increase in total debt was driven by drawdowns on the credit facility to finance the acquisition of Caito and BRT and fund working capital requirements.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility which has maximum available credit of $1.0 billion. As of April 22, 2017, the senior secured revolving credit facility and senior secured term loan collectively had outstanding borrowings of $632.5 million. Additional available borrowings under the Company’s $1.0 billion Credit Agreement are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $300.9 million at April 22, 2017. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $9.2 million were outstanding as of April 22, 2017. The revolving credit facility matures December 2021, and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.93:1.00 at April 22, 2017 compared to 1.77:1.00 at December 31, 2016 and its investment in working capital was $455.2 million at April 22, 2017 compared to $387.5 million at December 31, 2016. Net debt to total capital ratio was 0.44:1.00 at April 22, 2017 compared to 0.33:1.00 at December 31, 2016.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of April 22, 2017 and December 31, 2016.

	April 22,	December 31,
	2017	2016
Current maturities of long-term debt and capital lease obligations	$17,404	$17,424
Long-term debt and capital lease obligations	658,261	413,675
Total debt	675,665	431,099
Cash and cash equivalents	(19,516)	(24,351)
Total net long-term debt	$656,149	$406,748

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. At April 22, 2017, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the year-to-date period ended April 22, 2017, the Company returned $6.3 million to shareholders from dividend payments. A 10.0% increase in the quarterly dividend rate from $0.15 per share to $0.165 per share was approved by the Board of Directors and announced on March 6, 2017. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond April 22, 2017. These commitments consist primarily of standby letters of credit of $9.2 million as of April 22, 2017.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation, contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Item 8, Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 should be reviewed as they are integral to the understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors. The accompanying financial statements are prepared using the same critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recently Issued Accounting Standards

Refer to Note 2 in the notes to the condensed consolidated financial statements for further information.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of April 22, 2017 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the first quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 16 week period ended April 22, 2017. All employee transactions are under associate stock compensation plans. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

	Total
	Number	Average
	of Shares	Price Paid
Period	Purchased	per Share
January 1 – January 28, 2017
Employee Transactions	—	$—
January 29 – February 25, 2017
Employee Transactions	24,854	38.42
February 26 – March 25, 2017
Employee Transactions	24,297	34.78
March 26 – April 22, 2017
Employee Transactions	23,065	34.99
Total for Quarter ended April 22, 2017
Employee Transactions	72,216	$36.10

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1

Asset Purchase Agreement dated as of November 3, 2016 by and among SpartanNash Company, Caito Food Service, Inc., Blue Ribbon Transport, Inc., and Matthew Caito as Seller’s Representative. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 9, 2017. Herein incorporated by reference.

2.2

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

3.2

Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017. Herein incorporated by reference.

10.1	Form of Restricted Stock Award to Non-Employee Directors.

10.2	Form of Restricted Stock Award to Executive Officers.

10.3	Summary of 2017 Long-Term Cash Incentive Award.

10.4	Summary of 2017 Annual Cash Incentive Award.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: May 25, 2017	By	/s/ Christopher P. Meyers
Christopher P. Meyers Executive Vice President and Chief Financial Officer