Form 10-Q
period 2017-07-15
SpartanNash Co
filed 2017-08-17
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 15, 2017.

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

As of August 15, 2017, the registrant had 37,270,606 outstanding shares of common stock, no par value.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 15,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$22,726	$24,351
Accounts and notes receivable, net	349,279	291,568
Inventories, net	555,578	539,857
Prepaid expenses and other current assets	32,712	37,187
Property and equipment held for sale	173	521
Total current assets	960,468	893,484

Property and equipment, net	621,618	559,722
Goodwill	366,636	322,686
Intangible assets, net	130,048	60,202
Other assets, net	119,765	94,242

Total assets	$2,198,535	$1,930,336

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$394,276	$372,432
Accrued payroll and benefits	60,363	75,333
Other accrued expenses	41,166	40,788
Current maturities of long-term debt and capital lease obligations	19,001	17,424
Total current liabilities	514,806	505,977

Long-term liabilities
Deferred income taxes	137,219	123,243
Postretirement benefits	16,689	16,266
Other long-term liabilities	39,496	45,768
Long-term debt and capital lease obligations	641,257	413,675
Total long-term liabilities	834,661	598,952

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 37,536 and 37,539 shares outstanding	522,046	521,984
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(11,392)	(11,437)
Retained earnings	338,414	314,860
Total shareholders’ equity	849,068	825,407

Total liabilities and shareholders’ equity	$2,198,535	$1,930,336

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended			28 Weeks Ended
	July 15,	July 16,		July 15,		July 16,
	2017	2016		2017		2016
Net sales	$1,894,709	$1,827,562		$4,297,213		$4,106,332
Cost of sales	1,623,683	1,564,863		3,668,811		3,509,391
Gross profit	271,026	262,699		628,402		596,941

Operating expenses
Selling, general and administrative	231,476	223,418		554,170		519,799
Merger/acquisition and integration	622	913		4,638		1,810
Restructuring (gains) charges and asset impairment	(14)	5,748		1,008		21,052
Total operating expenses	232,084	230,079		559,816		542,661

Operating earnings	38,942	32,620		68,586		54,280

Other (income) and expenses
Interest expense	5,682	4,437		12,997		10,260
Other, net	(67)	(120)		(172)		(270)
Total other expenses, net	5,615	4,317		12,825		9,990

Earnings before income taxes and discontinued operations	33,327	28,303		55,761		44,290
Income taxes	12,267	10,743		19,636		16,770
Earnings from continuing operations	21,060	17,560		36,125		27,520

Loss from discontinued operations, net of taxes	(31)	(76)		(71)		(185)
Net earnings	$21,029	$17,484		$36,054		$27,335

Basic earnings per share:
Earnings from continuing operations	$0.56	$0.47		$0.96		$0.73
Loss from discontinued operations	—	—	*	—		—
Net earnings	$0.56	$0.47		$0.96		$0.73

Diluted earnings per share:
Earnings from continuing operations	$0.56	$0.47		$0.96		$0.73
Loss from discontinued operations	—	—		(0.01)	*	—
Net earnings	$0.56	$0.47		$0.95		$0.73

See accompanying notes to condensed consolidated financial statements.

*	Includes rounding

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 15,	July 16,	July 15,	July 16,
	2017	2016	2017	2016
Net earnings	$21,029	$17,484	$36,054	$27,335

Other comprehensive income, before tax
Pension and postretirement liability adjustment	31	1	72	3
Total other comprehensive income, before tax	31	1	72	3

Income tax expense related to items of other comprehensive income	(11)	—	(27)	(1)

Total other comprehensive income, after tax	20	1	45	2
Comprehensive income	$21,049	$17,485	$36,099	$27,337

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2016	37,539	$521,984	$(11,437)	$314,860	$825,407
Net earnings	—	—	—	36,054	36,054
Other comprehensive income	—	—	45	—	45
Dividends - $0.33 per share	—	—	—	(12,500)	(12,500)
Share repurchase	(300)	(7,873)	—	—	(7,873)
Stock-based employee compensation	—	7,491	—	—	7,491
Issuances of common stock on stock option exercises and stock bonus plan	168	3,606	—	—	3,606
Issuances of restricted stock	292	—	—	—	—
Cancellations of stock-based awards	(163)	(3,162)	—	—	(3,162)
Balance at July 15, 2017	37,536	$522,046	$(11,392)	$338,414	$849,068

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	28 Weeks Ended
	July 15,	July 16,
	2017	2016
Cash flows from operating activities
Net earnings	$36,054	$27,335
Loss from discontinued operations, net of tax	71	185
Earnings from continuing operations	36,125	27,520
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other charges	588	19,271
Depreciation and amortization	46,362	42,040
LIFO expense	2,282	2,471
Postretirement benefits expense	399	50
Deferred taxes on income	14,565	4,752
Stock-based compensation expense	7,491	6,067
Other, net	(75)	(79)
Changes in operating assets and liabilities:
Accounts receivable	(25,904)	9,680
Inventories	(12,764)	(18,360)
Prepaid expenses and other assets	(4,806)	(9,512)
Accounts payable	(2,369)	(7,418)
Accrued payroll and benefits	(18,961)	(11,816)
Postretirement benefit payments	(178)	(150)
Other accrued expenses and other liabilities	(4,398)	(7,334)
Net cash provided by operating activities	38,357	57,182
Cash flows from investing activities
Purchases of property and equipment	(37,789)	(41,336)
Net proceeds from the sale of assets	3,701	5,422
Acquisitions, net of cash acquired	(214,595)	—
Loans to customers	(330)	—
Payments from customers on loans	1,437	1,056
Other	(225)	(670)
Net cash used in investing activities	(247,801)	(35,528)
Cash flows from financing activities
Proceeds from revolving credit facility	916,467	690,601
Payments on revolving credit facility	(683,807)	(684,183)
Share repurchase	(7,873)	(9,000)
Net payments related to stock-based award activities	(3,163)	(2,229)
Repayment of other long-term debt	(4,283)	(5,145)
Financing fees paid	(252)	(99)
Proceeds from exercise of stock options	3,207	1,032
Dividends paid	(12,500)	(11,253)
Net cash provided by (used in) financing activities	207,796	(20,276)
Cash flows from discontinued operations
Net cash provided by (used in) operating activities	23	(281)
Net cash provided by (used in) discontinued operations	23	(281)
Net (decrease) increase in cash and cash equivalents	(1,625)	1,097
Cash and cash equivalents at beginning of period	24,351	22,719
Cash and cash equivalents at end of period	$22,726	$23,816

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of July 15, 2017, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the second quarters and year to date periods of 2017 and 2016 include the results of operations of the Company for the 12 and 28-week periods ended July 15, 2017 and July 16, 2016, respectively.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business.” ASU 2017-01 narrows the definition of a business and provides a screen to determine when a set of the three elements of a business—inputs, processes, and outputs – are not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The new guidance is effective for the Company in fiscal year ending December 29, 2018. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. The Company adopted the new standard in the first quarter of fiscal 2017. Accordingly the tax benefits or deficiencies related to stock-based compensation are reflected in the condensed consolidated statements of earnings as a component of the provision for income taxes, whereas they previously were recognized in equity. As a result of the adoption, the Company recognized $1.3 million of tax benefits related to share-based payments in its provision for income taxes in 2017. Additionally, the Company’s condensed consolidated statements of cash flows now include tax benefits as an operating activity, while cash paid on associates’ behalf related to shares withheld for tax purposes is classified as a financing activity. Retrospective application of the cash flow presentation resulted in $2.5 million increases to both net cash provided by operating activities and net cash used in financing activities, respectively, for the year-to-date period ended July 16, 2016. The Company’s stock compensation expense continues to reflect estimated forfeitures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 provides guidance for lease accounting and stipulates that lessees will need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. Treatment in the consolidated statements of earnings will be similar to the current treatment of operating and capital leases. The new guidance is effective on a modified retrospective basis for the Company in the first quarter of its fiscal year ending December 28, 2019. The adoption of this ASU will result in a significant increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets, and the Company is currently evaluating the other effects of adoption of this ASU on its consolidated financial statements.

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

The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements and has substantially completed its initial evaluation of the major focus areas that could impact the Company. From a principal versus agent considerations perspective, the Company has evaluated its significant arrangements and has determined that revenue recognition on a gross reporting basis will remain relatively unchanged, with the exception of a few smaller contracts that could be reported on a net basis depending on the nature of the arrangements and management’s final assessment. As it pertains to the Food Distribution and Military segments, the Company determined that the promised goods or services other than grocery products outlined in the contracts with customers are immaterial in the context of the contracts. As a result of this determination, the Company is not required to assess whether these promised goods or services are performance obligations, and therefore, believes revenue recognition practices will remain relatively unchanged as there are no additional deliverables for which the transaction price will need to be allocated. Many of these contracts also include contingent amounts of variable consideration, and the Company expects there to be few, if any, changes to the timing of revenue as the Company currently recognizes these amounts under the presumption that they are determinable and can be estimated. The Company also expects there to be few, if any, changes to revenue recognition in its Retail segment based on how the Company currently records gift card breakage and loyalty rewards, which are immaterial with respect to the consolidated financial statements.

Note 3 – Acquisitions

On January 6, 2017, the Company acquired certain assets and assumed certain liabilities of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) for $214.6 million in cash, net of $2.5 million of cash acquired. Acquired assets consist primarily of property and equipment of $77.5 million, intangible assets of $72.9 million, and working capital. Intangible assets are primarily composed of customer relationships, which will be amortized over fifteen years, and indefinite lived trade names. In connection with the purchase, the Company is providing certain earn-out opportunities that have the potential to pay the sellers an additional $27.4 million, collectively, if the business achieves certain performance targets during the first three years after acquisition. If certain performance targets are not met in the first year after acquisition, the Company will be reimbursed a portion of the initial purchase price at an amount not to exceed the sum of: a) $15.0 million, representing the funds paid into escrow, and b) any earn-out opportunities earned by the sellers. The reduction in purchase price, if applicable, will first be applied to funds paid into escrow and then as an offset against and a reduction to any payments owed on the various earn-out opportunities. The acquisition was funded with proceeds from the Company’s Credit Agreement. As of July 15, 2017, the Company has incurred $4.9 million of costs related to the acquisition, of which $2.7 million was incurred in 2017, and is recorded in merger/acquisition and integration expense.

Founded in Indianapolis in 1965, Caito is a leading supplier of fresh fruits and vegetables as well as value-added meal solutions to grocery retailers and food service distributors across 22 states in the Southeast, Midwest and Eastern United States. BRT offers temperature-controlled distribution and logistics services throughout North America. Caito and BRT service customers from facilities in Indiana and Florida. Caito also has a fresh cut fruit and vegetable facility in Indianapolis and recently completed a new 118,000 square foot Fresh Kitchen facility, also in Indianapolis. The Fresh Kitchen provides the Company with the ability to process, cook, and package fresh protein-based foods and complete meal solutions. As of the second quarter of fiscal 2017, the Company has begun limited production in the Fresh Kitchen facility. The Company acquired Caito and BRT to strengthen its fresh product offerings to its existing customer base and to expand into fast-growing, value-added services, such as freshly-prepared centerplate and side dish categories.

The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date and were based on preliminary estimates. These estimates are subject to revision upon the finalization of the valuations of the acquired real estate and intangible assets. Adjustments, if any, will be made prior to January 5, 2018. The excess of the purchase price over the fair value of net assets acquired, currently estimated at $45.2 million, was recorded as goodwill in the consolidated balance sheet and allocated to the Food Distribution segment. The goodwill recognized is attributable primarily to the assembled workforce of Caito and BRT and expected synergies. The Company expects that all goodwill attributable to the acquisition will be deductible for tax purposes.

Note 4 – Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Food Distribution	Retail		Total
Balance at December 31, 2016	$132,367	$190,319	(a)	$322,686	(a)
Acquisitions (Note 3)	45,181	—		45,181
Disposals	—	(1,231)		(1,231)
Balance at July 15, 2017	$177,548	$189,088	(a)	$366,636	(a)
(a)	Net of accumulated impairment charges of $86.6 million.

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

The Company continues to assess whether indicators are present or if there are changes in circumstances that would suggest impairment may exist, including an evaluation of business climate changes and the significant estimates related to the Retail reporting unit’s future revenues, cash flows and profitability. Since the most recent goodwill impairment test, the Company continues to monitor the trends of the Retail reporting unit’s performance. At this time the Company is not aware of any events or significant changes in its estimates that would indicate that impairment exists, and the Company has sufficient available information, both current and historical, to support its assumptions, judgments and estimates. From a sensitivity perspective, no goodwill impairment charge would be required for the Retail reporting unit if the estimate of future discounted cash flows was 2.5% lower or if the discount rate increased by 35 basis points. If the Company’s stock price experiences a significant and sustained decline or other events or changes in circumstances occur, such as interest rate increases, changes in macroeconomic conditions, or operating results of the Retail reporting unit not meeting the Company’s estimates, it could result in the Company recording a significant non-cash impairment charge.

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

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at December 31, 2016	$21,932	$—	$21,932
Provision for closing charges (a)	405	—	405
Provision for severance (b)	—	545	545
Lease termination adjustment (c)	(1,910)	—	(1,910)
Accretion expense	302	—	302
Payments	(3,681)	(379)	(4,060)
Balance at July 15, 2017	$17,048	$166	$17,214
(a)	The provision for closing charges represents initial costs estimated to be incurred for lease and related ancillary costs, net of sublease income, related to store closings in the Retail segment.
(b)	The provision for severance relates to store closings in the Retail segment and a distribution center closing in the Food Distribution segment.
(c)

The lease termination adjustment represents the benefit recognized in connection with a lease buyout on a previously closed store. The lease liability was formerly included in the Company’s restructuring cost liability based on initial estimates.

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Restructuring and asset impairment charges included in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		28 Weeks Ended
	July 15,	July 16,	July 15,	July 16,
(In thousands)	2017	2016	2017	2016
Asset impairment charges (a)	$—	$3,483	$521	$3,483
Provision for closing charges (b)	—	718	405	13,171
Loss (gain) on sales of assets related to closed facilities (c)	850	(101)	673	266
Provision for severance (d)	10	—	545	895
Other costs associated with distribution center and store closings (e)	477	1,334	774	3,103
Changes in estimates (f)	—	314	—	434
Lease termination adjustment (g)	(1,351)	—	(1,910)	(300)
	$(14)	$5,748	$1,008	$21,052
(a)	Asset impairment charges were incurred in the Retail segment in conjunction with the Company’s retail store rationalization plan.
(b)	The provision for closing charges represents initial costs estimated to be incurred for lease and related ancillary costs, net of sublease income, related to store closings in the Retail segment.
(c)	The net (gain) loss on sales of assets resulted from the sales of previously closed retail stores and a food distribution center.
(d)	The provision for severance relates to distribution center closings in the Food Distribution segment and store closings in the Retail segment.
(e)

Other closing costs associated with distribution center and store closings represent additional costs, predominantly labor and inventory transfer costs, incurred in connection with winding down certain operations in the Food Distribution and Retail segments.

(f)	The changes in estimates relate to revised estimates of lease and ancillary costs associated with previously closed distribution centers in the Food Distribution segment.
(g)	The lease termination adjustments represent the benefits recognized in connection with lease buyouts on previously closed stores in the Retail segment.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	July 15,	December 31,
(In thousands)	2017	2016
Senior secured revolving credit facility, due December 2021	$564,069	$359,127
Senior secured term loan, due December 2021	54,672	26,954
Capital lease obligations	45,101	48,255
Other, 2.61% - 8.75%, due 2019 - 2020	3,957	5,028
Total debt - Principal	667,799	439,364
Unamortized debt issuance costs	(7,541)	(8,265)
Total debt	660,258	431,099
Less current portion	19,001	17,424
Total long-term debt	$641,257	$413,675

Note 7 – Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. At July 15, 2017 and December 31, 2016, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	July 15,	December 31,
(In thousands)	2017	2016
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and capital lease obligations	$19,001	$17,424
Long-term debt and capital lease obligations	648,798	421,940
Total book value of debt instruments	667,799	439,364
Fair value of debt instruments, excluding debt financing costs	669,130	440,759
Excess of fair value over book value	$1,331	$1,395

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

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Assets with a book value of $0.9 million were measured at a fair value of $0.4 million, resulting in an impairment charge of $0.5 million in 2017. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. See Note 5 for discussion of long-lived asset impairment charges.

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

The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected EBITDA. Projected contingent payment or receipt amounts are discounted back to the current period using a discounted cash flow model. Projected EBITDA amounts are based on initial deal model forecasts at the time of acquisition as well as the Company’s most recent internal operational budget, and include a probability weighted range of outcomes. Changes in projected EBITDA, probabilities of payment, discount rates, or projected payment dates may result in higher or lower fair value measurements. The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs as of July 15, 2017:

Unobservable Input	Range
Discount rate	11.80%
Probability of payments	0% - 100%
Projected fiscal year(s) of payments	2017 - 2019

The fair value of contingent consideration receivable and payable associated with the Caito and BRT acquisition was $18.4 million and $3.4 million, respectively, as of July 15, 2017. The net receivable of $15 million was recorded in other assets, net in the condensed consolidated balance sheets as there is a right of offset for the payable and receivable. Upon payment, the portion of the contingent consideration related to the acquisition date fair value is reported as a financing activity in the condensed consolidated statements of cash flows. Amounts received or paid in excess of the acquisition date fair value are reported as an operating activity in the consolidated statements of cash flows.

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

From time to time, the Company may advance funds to independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. As of July 15, 2017, the Company has an unearned advance to one independent retailer for an amount representing approximately two percent of the Company’s total assets, and also has outstanding receivables from this customer in the amount of $8.1 million, of which $4.8 million has been reserved for given the past due status on those receivables. The Company’s collateral related to the advanced funds is a security interest in select business assets of the independent retailer’s stores, including select real property assets and other collateral, including personal guarantees, from the shareholders. However, in the event of default, the Company may be unable to recover the unearned portion of the funds advanced to this independent retailer. Based on the uncertainty associated with estimating the value of the collateral and the risks related to taking possession of and divesting the secured business assets, the Company cannot reasonably estimate the amount of advanced funds, if any, that should be reserved. The Company estimates that the possible range of loss related to this customer is between zero and $25.0 million, depending on the circumstances discussed above.

The Company contributes to the Central States Southeast and Southwest Pension Fund (“Central States Plan” or “the Plan”), a multi-employer pension plan, based on obligations arising from its collective bargaining agreements in Bellefontaine, Ohio, Lima, Ohio, and Grand Rapids, Michigan covering its supply chain associates at those locations. This Plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by contributing employers and unions; however, SpartanNash is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets and the administration of the plan. The Company currently contributes to the Central States Plan under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan or those outlined in the “Default Schedule.” Both the Primary and Default schedules require varying increases in employer contributions over the previous year’s contribution. Increases are set within the collective bargaining agreement and vary by location. The Plan continues to be in red zone status, which according to the Pension Protection Act, is considered to be in critical status as red zone status plans are generally less than 65% funded.

Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be. Management is not aware of any significant change in funding levels since December 31, 2016. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 9 – Associate Retirement Plans

During the 12 and 28-week periods ended July 15, 2017, the Company recognized net periodic pension income of $0.2 million and $0.3 million, respectively, related to the SpartanNash Company Pension Plan and net postretirement benefit costs of $0.1 million and $0.2 million, respectively, related to the SpartanNash Medical Plan.

The Company did not make any contributions to the SpartanNash Company Pension Plan during the 28 weeks ended July 15, 2017. The Company does not expect, and is not required, to make any contributions for the remainder of the fiscal year ending December 30, 2017.

The Company’s retirement programs also include defined contribution plans providing contributory benefits, as well as executive compensation plans for a select group of management personnel and/or highly compensated associates.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company’s contributions for the 28 weeks ended July 15, 2017 and July 16, 2016 were $7.8 million and $7.5 million, respectively. See Note 8 for further information regarding the Company’s participation in the Central States Plan.

Note 10 – Income Taxes

The effective income tax rate was 36.8% and 38.0% for the 12 weeks ended July 15, 2017 and July 16, 2016, respectively. For the 28 weeks ended July 15, 2017 and July 16, 2016, the effective income tax rate was 35.2% and 37.9%, respectively. The differences from the federal statutory rate are primarily due to tax benefits related to state taxes, stock-based compensation and federal tax credits in the current year and state taxes and federal tax credits in the prior year. The Company adopted ASU 2016-09 on January 1, 2017, which requires tax benefits or deficiencies related to stock-based compensation to be reflected in the condensed consolidated statements of earnings as a component of the provision for income taxes whereas they were previously recognized in equity. Total tax benefits related to stock-based compensation recognized in fiscal 2017 were $1.3 million.

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

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	12 Weeks Ended		28 Weeks Ended
	July 15,	July 16,	July 15,		July 16,
(In thousands)	2017	2016	2017		2016
Restricted stock	$1,139	$1,043	~~$~~	7,491	~~$~~	6,067
Tax benefits	(427)	(395)		(2,810)		(2,300)
Stock-based compensation expense, net of tax	$712	$648	~~$~~	4,681	~~$~~	3,767

The following table summarizes activity in the stock-based compensation plans for the 28 weeks ended July 15, 2017:

				Weighted
	Shares	Weighted	Restricted	Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at December 31, 2016	200,517	$19.94	660,143	$26.48
Granted	—	—	292,205	34.82
Exercised/Vested	(152,589)	21.02	(253,280)	25.85
Cancelled/Forfeited	—	—	(75,951)	29.03
Outstanding at July 15, 2017	47,928	$16.52	623,117	$30.34

The Company has not issued any stock options since 2009 and all outstanding options are vested and exercisable at July 15, 2017.

As of July 15, 2017, total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plans were $6.3 million for restricted stock, and are expected to be recognized over a weighted average period of 2.3 years. All compensation costs related to stock options have been recognized.

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	12 Weeks Ended		28 Weeks Ended
	July 15,	July 16,	July 15,	July 16,
(In thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Earnings from continuing operations	$21,060	$17,560	$36,125	$27,520
Adjustment for earnings attributable to participating securities	(357)	(314)	(640)	(492)
Earnings from continuing operations used in calculating earnings per share	$20,703	$17,246	$35,485	$27,028
Denominator:
Weighted average shares outstanding, including participating securities	37,809	37,475	37,742	37,483
Adjustment for participating securities	(641)	(670)	(669)	(670)
Shares used in calculating basic earnings per share	37,168	36,805	37,073	36,813
Effect of dilutive stock options	22	71	45	59
Shares used in calculating diluted earnings per share	37,190	36,876	37,118	36,872
Basic earnings per share from continuing operations	$0.56	$0.47	$0.96	$0.73
Diluted earnings per share from continuing operations	$0.56	$0.47	$0.96	$0.73

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	28 Weeks Ended
	July 15,	July 16,
(In thousands)	2017	2016
Non-cash financing activities:
Capital lease obligations	$60	$3,524
Non-cash investing activities:
Capital expenditures included in accounts payable	609	2,133
Capital lease asset additions	60	3,524
Other supplemental cash flow information:
Cash paid for interest	12,224	8,648

Note 14 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Military	Retail	Total
12 Weeks Ended July 15, 2017
Net sales to external customers	$941,636	$471,077	$481,996	$1,894,709
Inter-segment sales	209,435	—	—	209,435
Merger/acquisition and integration	468	—	154	622
Depreciation and amortization	6,073	2,607	9,584	18,264
Operating earnings	23,204	2,509	13,229	38,942
Capital expenditures	8,275	1,603	8,435	18,313

12 Weeks Ended July 16, 2016
Net sales to external customers	$820,328	$505,418	$501,816	$1,827,562
Inter-segment sales	220,146	—	—	220,146
Merger/acquisition and integration	93	—	820	913
Depreciation and amortization	4,827	2,682	10,126	17,635
Operating earnings	19,227	2,497	10,896	32,620
Capital expenditures	4,673	712	17,861	23,246

28 Weeks Ended July 15, 2017
Net sales to external customers	$2,104,586	$1,114,390	$1,078,237	$4,297,213
Inter-segment sales	476,763	—	—	476,763
Merger/acquisition and integration	4,315	—	323	4,638
Depreciation and amortization	15,016	6,046	22,624	43,686
Operating earnings	48,518	3,399	16,669	68,586
Capital expenditures	14,029	4,054	19,706	37,789

28 Weeks Ended July 16, 2016
Net sales to external customers	$1,811,465	$1,179,941	$1,114,926	$4,106,332
Inter-segment sales	497,149	—	—	497,149
Merger/acquisition and integration	561	1	1,248	1,810
Depreciation and amortization	11,297	6,157	23,550	41,004
Operating earnings	45,083	5,930	3,267	54,280
Capital expenditures	10,195	3,047	28,094	41,336

(In thousands)	July 15, 2017	December 31, 2016
Total Assets
Food Distribution	$1,071,156	$776,725
Military	408,054	395,737
Retail	716,077	754,625
Discontinued operations	3,248	3,249
Total	$2,198,535	$1,930,336

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel, and other items and services. The following table presents sales by type of similar products and services:

	12 Weeks Ended				28 Weeks Ended
	July 15,		July 16,		July 15,		July 16,
(In thousands, except percentages)	2017		2016		2017		2016
Center store (a)	$1,130,910	59.7%	$1,134,822	62.1%	$2,597,127	60.4%	$2,587,398	63.0%
Fresh (b)	653,735	34.5	582,697	31.9	1,443,840	33.6	1,277,147	31.1
Pharmacy	80,355	4.2	80,895	4.4	190,715	4.5	185,485	4.5
Fuel	29,709	1.6	29,148	1.6	65,531	1.5	56,302	1.4
Consolidated net sales	$1,894,709	100.0%	$1,827,562	100.0%	$4,297,213	100.0%	$4,106,332	100.0%
(a)	Consists primarily of general merchandise, grocery, beverages, snacks, tobacco products and frozen foods.
(b)	Consists primarily of produce, meat, dairy, deli, bakery, prepared proteins, seafood and floral.

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

Overview

SpartanNash, headquartered in Grand Rapids, Michigan, is a leading multi-regional grocery distributor and grocery retailer whose core businesses include distributing grocery products to independent grocery retailers (“independent retailers”), select national retailers, its corporate owned retail stores, and military commissaries in the United States. The Company operates three reportable business segments: Food Distribution, Military and Retail.

The Company’s Food Distribution segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to over 2,000 independent retailers, food distributors and the Company’s corporate owned retail stores. The Food Distribution segment currently conducts business in 47 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States. Through its Food Distribution segment, the Company also services select national retailers, including Dollar General. Sales to Dollar General are made to over 13,700 of its retail locations. Through its recent acquisition of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) (“the recent acquisition”) on January 7, 2017, the Company processes fresh-cut fruits and vegetables and other value-added meal solutions and supplies these products to grocery retailers and food service distributors through its Indiana and Florida facilities. With the new Caito Fresh Kitchen facility, the Company also has the ability to process, cook and package fresh protein-based foods and complete meal solutions for a number of different customers. With the acquisition of BRT, the Company offers temperature-controlled distribution and logistics services throughout North America.

The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Cuba, Puerto Rico, Bahrain and Egypt. The Company has over 40 years of experience acting as a distributor to U.S. military commissaries and exchanges. As of December 8, 2016, the Company is the exclusive worldwide supplier of private brand products to U.S. military commissaries and just recently began shipping private brand products to military commissaries during the second quarter of fiscal 2017.

As of July 15, 2017, the Company’s Retail segment operated 151 corporate owned retail stores in the Midwest and Great Lakes regions primarily under the banners of Family Fare Supermarkets, VG’s Food and Pharmacy, D&W Fresh Markets, Sun Mart and Family Fresh Market. The Company also offers pharmacy services in 90 of its corporate owned retail stores and operates 30 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

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

Fiscal 2017 Second Quarter Highlights

The Company delivered both top-line and earnings growth in the second quarter of fiscal 2017 despite slower-than-anticipated contributions from the recent acquisition and challenging retail market conditions. Growth from new and existing customers in Food Distribution and ongoing supply chain improvements helped offset Fresh Kitchen start-up and acquisition integration costs, as well as the negative impact of lower sales at Military and Retail. During the quarter, the Company continued to integrate the operations of its recent acquisition, refine and expand production at its Fresh Kitchen facility, and invest in personalized marketing initiatives and other channels to provide its retail customers with improved convenience and a better overall shopping experience. The Company also began shipping DeCA private brand products to U.S. military commissaries during the quarter.

Second quarter and year-to-date fiscal 2017 operational highlights include:

•

The Company completed its recent acquisition in the first quarter of fiscal 2017 and continues to make progress integrating operations. The Company is now offering its own fresh-cut fruits and vegetables to a number of different customers and corporate owned retail stores, and has also begun limited production at its new Fresh Kitchen facility. The Company remains confident about what the addition of fresh-cut fruits and vegetables, as well as the ability to produce fresh protein meal alternatives means to its value-added product offerings and future results. By strengthening its fresh product offerings and tapping into the significant ready-to-eat growth opportunities, the Company believes the recent acquisition will drive long-term growth in a challenging environment.

•

The Company realized sales growth in its Food Distribution segment due to contributions from the recent acquisition and organic sales growth of 3.2 percent for the first half of the fiscal year compared to the prior year. In the second quarter the Company grew sales in the Food Distribution segment for the 6th consecutive quarter. The Company also continued to make improvements to its supply chain and further optimize its network to gain better economies of scale, attract and retain accounts and increase asset utilization. With respect to the operations of the recent acquisition, the Company consolidated the Newcomerstown, Ohio warehouse into its Indianapolis, Indiana facility. The Company expects that the consolidation of this facility will continue to result in lower costs and improved efficiencies within the consolidated company.

•

During the quarter, the Company introduced Fast Lane, its new online ordering and curbside pick-up service, and anticipates rolling out the service to up to 50 corporate owned retail stores by the end of the year. Despite the difficult retail environment, the Company believes it is well positioned against the market backdrop and will continue to evolve its merchandising efforts and customer personalization initiatives to deliver an even better experience for its customers.

•

The Company continues to make targeted capital investments by converting certain stores to the Family Fare banner and remodeling others, including two major remodels during the second quarter. The Company also continued its store rationalization program, and in connection with overall business strategies, sold three corporate owned retail stores to new and existing Food Distribution customers and closed three others in connection with lease expirations and store rationalization plans during the first half of the fiscal year. The Company was also able to negotiate favorable lease terminations at two of its previously closed Retail stores during the year.

•

The Company continues to enhance its private brand programs for both independent customers and corporate owned stores. In the second quarter, the Company announced the launch of its Our Family® private brand into the Michigan region, which provides the Company with a system-wide, national brand equivalent or better quality program. The move to Our Family® also allows the Company to streamline its supply chain to deliver a larger variety of product offerings at a lower cost to consumers. In the second quarter, the Company began incorporating fresh-cut fruits and vegetables produced in the recent acquisition’s facility to the Open Acres™ private brand, the Company’s fresh private brand offering that features items in meat, deli, bakery and produce. Lastly, the Company continues to expand its living well offering, which includes the natural and organic Full Circle™ private brand line, fresh products offered through the recent acquisition, and a significant number of new SKUs across organic produce and healthier specialty items.

As the Company moves into the second half of the year, it remains committed to top-line and earnings growth as well as continued focus on delivering long-term value to its shareholders. At the beginning of the third quarter, the Company entered into an agreement to obtain all of the commissary distribution business from a DeCA provider exiting these operations in the Southwest. The recently secured new business, together with increasing contributions from the DeCA private brand program, are expected to return Military’s sales and earnings to positive in the second half of the fiscal year. The Company anticipates third quarter earnings to be flat to slightly ahead of the prior year as continued strong performance in its distribution operations will be partially offset by delayed contributions from the recent acquisition and a challenging marketplace for Retail.

On the acquisition front, the Company continues to see progress integrating operations, has begun limited production at the Fresh Kitchen facility, and remains confident about the ultimate growth potential and long-term vision for this business and its ready-to-eat categories. The performance of these operations, however, is currently not anticipated to meet original expectations for the current fiscal year but is projected to be accretive in fiscal 2018. To address the challenging retail landscape, the Company is continuing to invest in its store base, personalized marketing initiatives, customer convenience and experience through efforts such as Fast Lane and meal solutions, and the launch of its Our Family® brand into the Michigan region. The Company continues to expect an easing of deflationary pressures with modest food inflation anticipated in the second half of the year. Accordingly, and depending on the variability associated with inflation by commodity and its related impact on LIFO, the Company does not expect the deflation-related LIFO benefit of $0.07 per diluted share realized in the prior year to repeat in the fourth quarter of fiscal 2017.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales					Percentage Change
						12 Weeks
	12 Weeks Ended			28 Weeks Ended		Ended
	July 15,	July 16,		July 15,	July 16,	July 15,
	2017	2016		2017	2016	2017
Net sales	100.0%	100.0%		100.0%	100.0%	3.7
Gross profit	14.3	14.4		14.6	14.5	3.2
Selling, general and administrative expenses	12.2	12.3	*	12.9	12.7	3.6
Merger/acquisition and integration	0.0	0.0		0.1	0.0	(31.9)
Restructuring charges and asset impairment	(0.0)	0.3		0.0	0.5	(100.2)
Operating earnings	2.1	1.8		1.6	1.3	19.4
Other income and expenses	0.3	0.3	*	0.3	0.2	30.1
Earnings before income taxes and discontinued operations	1.8	1.5		1.3	1.1	17.8
Income taxes	0.7 *	0.5	*	0.5	0.4	14.2
Earnings from continuing operations	1.1	1.0		0.8	0.7	19.9
Loss from discontinued operations, net of taxes	(0.0)	(0.0)		(0.0)	(0.0)	(59.2)
Net earnings	1.1%	1.0%		0.8%	0.7%	20.3
*	Difference due to rounding

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			28 Weeks Ended
	July 15,	July 16,		July 15,	July 16,
(In thousands)	2017	2016	Variance	2017	2016	Variance
Food Distribution	$941,636	$820,328	$121,308	$2,104,586	$1,811,465	$293,121
Military	471,077	505,418	(34,341)	1,114,390	1,179,941	(65,551)
Retail	481,996	501,816	(19,820)	1,078,237	1,114,926	(36,689)
Total net sales	$1,894,709	$1,827,562	$67,147	$4,297,213	$4,106,332	$190,881

Net sales for the quarter ended July 15, 2017 (“second quarter”) increased $67.1 million, or 3.7%, to $1.89 billion from $1.83 billion in the quarter ended July 16, 2016 (“prior year quarter”). Net sales for the year-to-date period ended July 15, 2017 (“year-to-date period”) increased $190.9 million, or 4.6%, to $4.30 billion from $4.11 billion in the year-to-date period ended July 16, 2016 (“prior year-to-date period”). The increase was driven primarily by contributions from the recent acquisition and organic growth from new and existing customers in the Food Distribution segment, which more than offset lower sales in the Military and Retail segments.

Food Distribution net sales, after intercompany eliminations, increased $121.3 million, or 14.8%, to $941.6 million in the second quarter from $820.3 million in the prior year quarter. Net sales for the year-to-date period increased $293.1 million, or 16.2%, from $1.81 billion in the prior year-to-date period to $2.1 billion. The second quarter and year-to-date increases were due to contributions from the recent acquisition and organic volume growth from new and existing customers.

Military net sales decreased $34.3 million, or 6.8%, to $471.1 million in the second quarter from $505.4 million in the prior year quarter. Net sales for the year-to-date period decreased $65.6 million, or 5.6%, from $1.18 billion in the prior year-to-date period to $1.11 billion. The second quarter and year-to-date decreases were primarily due to lower sales at the DeCA operated commissaries.

Retail net sales decreased $19.8 million, or 3.9%, to $482.0 million in the second quarter from $501.8 million in the prior year quarter. Net sales for the year-to-date period decreased $36.7 million, or 3.3%, from $1.1 billion in the prior year-to-date period to $1.1 billion. The decrease in net sales was primarily attributable to lower sales resulting from the closures and sales of retail stores ($11.6 million for the quarter and $24.8 million year-to-date) and negative comparable store sales. Comparable store sales, excluding fuel, were -1.8 percent for the quarter and -2.0 percent for the year-to-date period, and reflect continued strong competition within the industry. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions or relocated stores. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Gross Profit – Gross profit represents net sales less cost of sales, which for all non-production operations includes product purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances and excludes warehousing costs, depreciation and other administrative expenses. For the Company’s food processing operations, cost of sales includes direct product and production costs, inbound freight, purchasing and receiving costs, utilities, depreciation, and other indirect production costs and excludes out-bound freight and other administrative expenses. The Company’s gross profit may not be identical to similarly titled measures reported by other companies. Vendor allowances that relate to the buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs, such as setting up warehouse infrastructure. Vendor allowances associated with product cost are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.

Gross profit increased to $271.0 million in the second quarter from $262.7 million in the prior year quarter. As a percent of net sales, gross profit was 14.3% compared to 14.4% in the prior year quarter. Gross profit for the year-to-date period increased $31.5 million, or 5.3%, from $596.9 million in the prior year-to-date period to $628.4 million. As a percent of net sales, gross profit for the year-to-date period was 14.6% compared to 14.5% in the prior year-to-date period. As a percent of net sales, the second quarter and year-to-date changes in gross margin were primarily due to the recent acquisition and the mix of business operations.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation (to the extent not included in Cost of sales), out-bound freight and other administrative expenses.

SG&A expenses increased $8.1 million, or 3.6%, to $231.5 million in the second quarter from $223.4 million in the prior year quarter, representing 12.2% percent of net sales in the second quarter compared to 12.3% in the prior year quarter. SG&A expenses for the year-to-date period increased $34.4 million, or 6.6%, from $519.8 million in the prior year-to-date period to $554.2 million, and increased to 12.9% as a percentage of net sales compared to 12.7% in the prior year-to-date period. The second quarter and year-to-date increases in expense and rate to sales were primarily due to the addition of the recent acquisition, partly offset by supply chain improvements and lower incentive compensation expenses.

Merger/Acquisition and Integration – Second quarter and year-to-date period results included $0.6 million and $4.6 million, respectively, of merger/acquisition and integration expenses mainly associated with the recent acquisition. Prior year quarter and year-to-date results included $0.9 million and $1.8 million, respectively, of merger/acquisition and integration primarily associated with the merger of Spartan Stores, Inc. and Nash-Finch Company.

Restructuring Charges and Asset Impairment –Year-to-date period results included $1.0 million of net restructuring and asset impairment charges, which were incurred in the first quarter, primarily associated with the Company’s retail store and warehouse rationalization plans, partially offset by favorable lease terminations. Prior year quarter results and year-to-date included $5.7 million and $21.1 million, respectively, of restructuring and asset impairment charges. Prior quarter restructuring charges and asset impairment consisted primarily of impairment charges related to three underperforming retail stores and additional costs, predominantly labor and inventory transfer costs, incurred in connection with winding down operations at certain closed facilities in the Food Distribution and Retail segments. Prior year-to-date period restructuring charges and asset impairment consisted primarily of charges related to the closure of three retail stores and two food distribution centers, which were part of the Company’s retail store and warehouse rationalization plan, as well as impairment charges related to three underperforming retail stores.

Operating Earnings – The following table presents operating earnings by segment and variances in operating earnings:

	12 Weeks Ended			28 Weeks Ended
	July 15,	July 16,		July 15,	July 16,
(In thousands)	2017	2016	Variance	2017	2016	Variance
Food Distribution	$23,204	$19,227	$3,977	$48,518	$45,083	$3,435
Military	2,509	2,497	12	3,399	5,930	(2,531)
Retail	13,229	10,896	2,333	16,669	3,267	13,402
Total operating earnings	$38,942	$32,620	$6,322	$68,586	$54,280	$14,306

Operating earnings increased $6.3 million, or 19.4%, to $38.9 million in the second quarter from $32.6 million in the prior year quarter. Operating earnings for the year-to-date period increased $14.3 million, or 26.4%, to $68.6 million from $54.3 million in the prior year-to-date period. The second quarter increase was primarily due to lower restructuring and asset impairment charges, lower warehousing and incentive compensation costs and organic sales growth in Food Distribution, which more than offset start-up costs associated with the new Fresh Kitchen operation and the negative impact of lower sales in the Military and Retail segments. The year-to-date increase was primarily due to lower restructuring and asset impairment charges as well as organic sales growth in Food Distribution, which more than offset higher merger/acquisition and integration expenses and start-up costs associated with the recent acquisition, the negative impact of lower sales in the Military and Retail segments and the shift of New Year’s Day into the first quarter.

Food Distribution operating earnings increased $4.0 million, or 20.7%, to $23.2 million in the second quarter from $19.2 million in the prior year quarter. Operating earnings for the year-to-date period increased $3.4 million, or 7.6%, to $48.5 million from $45.1 million in the prior year-to-date period. The increases for the quarter and year-to-date period were driven by organic sales growth and benefits associated with continued supply chain improvements, partially offset by charges related to merger/acquisition and integration expenses, Fresh Kitchen start-up costs, and restructuring charges related to the Company’s warehouse optimization plan.

Military operating earnings were $2.5 million in both the second quarter and prior year quarter. Operating earnings for the year-to-date period decreased $2.5 million, or 42.7%, to $3.4 million from $5.9 million in the prior year-to-date period. The second quarter was comparable to the prior year as margin rate improvements and lower health care and incentive compensation expenses offset the impact of lower sales. The year-to-date decrease in operating earnings was primarily due to lower sales volume, the negative impact of the shift of New Year’s Day into the first quarter, and higher costs in the first quarter for health care and a large insurance claim.

Retail operating earnings increased $2.3 million to $13.2 million in the second quarter from $10.9 million in the prior year quarter. Operating earnings for the year-to-date period increased $13.4 million, or 410%, to $16.7 million from $3.3 million in the prior year-to-date period. The second quarter increase was primarily due to lower restructuring and impairment charges, partially offset by the impact of lower sales and the incremental margin investment in fresh departments. The year-to-date increase was primarily due to lower restructuring and impairment charges, improved margin rates and the closure of unprofitable stores, partially offset by higher health care costs, lower comparable store sales and the shift of New Year’s Day.

Interest Expense – Interest expense increased $1.3 million, or 28.1%, to $5.7 million in the second quarter from $4.4 million in the prior year quarter. Interest expense for the year-to-date period increased $2.7 million, or 26.7%, from $10.3 million in the prior year-to-date period to $13.0 million. The increase in interest expense was primarily due to increased borrowings related to the recent acquisition.

Income Taxes – The effective income tax rates were 36.8% and 38.0% for the second quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective income tax rates were 35.2% and 37.9%, respectively. The differences from the federal statutory rate are primarily due to state taxes, tax benefits related to stock-based compensation and federal tax credits in the current year and state taxes and federal tax credits in the prior year. The Company’s effective tax rate decreased due to the stock-based compensation benefits recognized resulting from the adoption of ASU 2016-09. The tax impacts of stock-based compensation are primarily generated in the first quarter due to the timing of awards and vesting schedules.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude start-up costs associated with the new Fresh Kitchen operation as well as an executive retirement stock compensation award. The Fresh Kitchen is a newly constructed facility that provides the Company with the ability to process, cook, and package fresh protein-based foods and complete meal solutions. Given the Fresh Kitchen represents a new line of business for the Company in a fast growth category, the start-up activities associated with testing, training, and preparing the Fresh Kitchen for production, as well as incorporating the related operations into the business, are considered “non-operational” or “non-core” in nature. The retirement stock compensation award represents incremental compensation expense in connection with an executive retirement that is also considered “non-operational” or “non-core” in nature.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 12 weeks and 28 weeks ended July 15, 2017 and July 16, 2016.

	12 Weeks Ended		28 Weeks Ended
	July 15,	July 16,	July 15,	July 16,
(In thousands)	2017	2016	2017	2016
Operating earnings	$38,942	$32,620	$68,586	$54,280
Adjustments:
Merger/acquisition and integration	622	913	4,638	1,810
Restructuring (gains) charges and asset impairment	(14)	5,748	1,008	21,052
Fresh Kitchen start-up costs	1,854	—	4,602	—
Stock compensation associated with executive retirement	—	—	1,172
Severance associated with cost reduction initiatives	21	11	24	690
Adjusted operating earnings	$41,425	$39,292	$80,030	$77,832
Reconciliation of operating earnings to adjusted operating earnings by segment:
Food Distribution:
Operating earnings	$23,204	$19,227	$48,518	$45,083
Adjustments:
Merger/acquisition and integration	468	93	4,315	561
Restructuring charges and asset impairment	301	2,308	901	4,541
Fresh Kitchen start-up costs	1,854	—	4,602	—
Stock compensation associated with executive retirement	—	—	591
Severance associated with cost reduction initiatives	21	—	22	206
Adjusted operating earnings	$25,848	$21,628	$58,949	$50,391
Military:
Operating earnings	$2,509	$2,497	$3,399	$5,930
Adjustments:
Merger/acquisition and integration	—	—	—	1
Restructuring gains	—	(291)	—	(259)
Stock compensation associated with executive retirement	—	—	147	—
Severance associated with cost reduction initiatives	—	1	1	223
Adjusted operating earnings	$2,509	$2,207	$3,547	$5,895
Retail:
Operating earnings	$13,229	$10,896	$16,669	$3,267
Adjustments:
Merger/acquisition and integration	154	820	323	1,248
Restructuring (gains) charges and asset impairment	(315)	3,731	107	16,770
Stock compensation associated with executive retirement	—	—	434	—
Severance associated with cost reduction initiatives	—	10	1	261
Adjusted operating earnings	$13,068	$15,457	$17,534	$21,546

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 12 weeks and 28 weeks ended July 15, 2017 and July 16, 2016.

	12 Weeks Ended
	July 15, 2017		July 16, 2016
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Earnings from continuing operations	$21,060	$0.56	$17,560	$0.47
Adjustments:
Merger/acquisition and integration	622		913
Restructuring (gains) charges and asset impairment	(14)		5,748
Fresh Kitchen start-up costs	1,854		—
Severance associated with cost reduction initiatives	21		11
Total adjustments	2,483		6,672
Income tax effect on adjustments (a)	(932)		(2,525)
Total adjustments, net of taxes	1,551	0.04	4,147	0.11
Adjusted earnings from continuing operations	$22,611	$0.60	$21,707	$0.58

	28 Weeks Ended
	July 15, 2017		July 16, 2016
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Earnings from continuing operations	$36,125	$0.96	$27,520	$0.73
Adjustments:
Merger integration and acquisition expenses	4,638		1,810
Restructuring charges and asset impairment	1,008		21,052
Fresh Kitchen start-up costs	4,602		—
Severance associated with cost reduction initiatives	24		690
Stock compensation associated with executive retirement	1,172		—
Total adjustments	11,444		23,552
Income tax effect on adjustments (a)	(4,295)		(8,953)
Total adjustments, net of taxes	7,149	0.19	14,599	0.39
Adjusted earnings from continuing operations	$43,274	$1.15	$42,119	$1.12

(a)	The income tax effect on adjustments is computed by applying the effective tax rate, before discrete tax items, to the total adjustments for the period.

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

Following is a reconciliation of net earnings to adjusted EBITDA for the 12 weeks and 28 weeks ended July 15, 2017 and July 16, 2016.

	12 Weeks Ended		28 Weeks Ended
	July 15,	July 16,	July 15,	July 16,
(In thousands)	2017	2016	2017	2016
Net earnings	$21,029	$17,484	$36,054	$27,335
Loss from discontinued operations, net of tax	31	76	71	185
Income taxes	12,267	10,743	19,636	16,770
Other expenses, net	5,615	4,317	12,825	9,990
Operating earnings	38,942	32,620	68,586	54,280
Adjustments:
LIFO expense	692	1,059	2,282	2,471
Depreciation and amortization	19,018	17,635	44,099	41,004
Merger/acquisition and integration	622	913	4,638	1,810
Restructuring (gains) charges and asset impairment	(14)	5,748	1,008	21,052
Fresh Kitchen start-up costs	1,854	—	4,602	—
Stock-based compensation	1,139	1,043	7,491	6,067
Other non-cash (gains) charges	(300)	(295)	(523)	76
Adjusted EBITDA	$61,953	$58,723	$132,183	$126,760
Reconciliation of operating earnings to adjusted EBITDA by segment:
Food Distribution:
Operating earnings	$23,204	$19,227	$48,518	$45,083
Adjustments:
LIFO expense	380	551	1,263	1,288
Depreciation and amortization	6,827	4,827	15,429	11,297
Merger/acquisition and integration	468	93	4,315	561
Restructuring charges and asset impairment	301	2,308	901	4,541
Fresh Kitchen start-up costs	1,854	—	4,602	—
Stock-based compensation	551	369	3,511	2,681
Other non-cash (gains) charges	(1)	25	46	201
Adjusted EBITDA	$33,584	$27,400	$78,585	$65,652
Military:
Operating earnings	$2,509	$2,497	$3,399	$5,930
Adjustments:
LIFO expense	84	234	392	545
Depreciation and amortization	2,607	2,682	6,046	6,157
Merger/acquisition and integration	—	—	—	1
Restructuring gains	—	(291)	—	(259)
Stock-based compensation	165	226	1,127	1,007
Other non-cash (gains) charges	(14)	(5)	(16)	203
Adjusted EBITDA	$5,351	$5,343	$10,948	$13,584
Retail:
Operating earnings	$13,229	$10,896	$16,669	$3,267
Adjustments:
LIFO expense	228	274	627	638
Depreciation and amortization	9,584	10,126	22,624	23,550
Merger/acquisition and integration	154	820	323	1,248
Restructuring charges and asset impairment	(315)	3,731	107	16,770
Stock-based compensation	423	448	2,853	2,379
Other non-cash gains	(285)	(315)	(553)	(328)
Adjusted EBITDA	$23,018	$25,980	$42,650	$47,524

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	28 Weeks Ended
	July 15,	July 16,
(In thousands)	2017	2016
Cash flow activities
Net cash provided by operating activities (a)	$38,357	$57,182
Net cash used in investing activities	(247,801)	(35,528)
Net cash provided by (used in) financing activities (a)	207,796	(20,276)
Net cash provided by (used in) discontinued operations	23	(281)
Net (decrease) increase in cash and cash equivalents	(1,625)	1,097
Cash and cash equivalents at beginning of fiscal year	24,351	22,719
Cash and cash equivalents at end of fiscal year	$22,726	$23,816

(a) Prior period amounts have been adjusted for the impact of the adoption of ASU 2016-09. Refer to Note 2 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.

Net cash provided by operating activities. Net cash provided by operating activities decreased during the current year-to-date period from the prior year-to-date period by approximately $18.8 million was mainly due to changes in working capital, particularly higher accounts receivable balances at Military as certain customers were addressing system conversion issues and payments were temporarily delayed..

Net cash used in investing activities. Net cash used in investing activities increased $212.3 million in the current year compared to the prior year primarily due to the recent acquisition (see Note 3 to the condensed consolidated financial statements).

The Food Distribution, Military and Retail segments utilized 45.2%, 8.8% and 46.0% of capital expenditures, respectively, in the current year.

Net cash provided by (used in) financing activities. Net cash provided by financing activities increased $228.1 million in the current year compared to the prior year primarily due to borrowings on the revolving credit facility to fund the recent acquisition.

Net cash provided by (used in) discontinued operations. Net cash provided by (used in) discontinued operations contains the net cash flows of the Company’s Retail and Food Distribution discontinued operations and is primarily composed of facility maintenance expenditures.

Debt Management

Total debt, including capital lease obligations and current maturities, was $660.3 million and $431.1 million as of July 15, 2017 and December 31, 2016, respectively. The increase in total debt was driven by drawdowns on the credit facility to finance the recent acquisition.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility which has maximum available credit of $1.0 billion. As of July 15, 2017, the senior secured revolving credit facility and senior secured term loan collectively had outstanding borrowings of $618.7 million. Additional available borrowings under the Company’s $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $320.6 million at July 15, 2017. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $9.2 million were outstanding as of July 15, 2017. The revolving credit facility matures December 2021, and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.87-to-1 at July 15, 2017 compared to 1.77-to-1 at December 31, 2016, and its investment in working capital was $445.7 million at July 15, 2017 compared to $387.5 million at December 31, 2016. Net debt to total capital ratio was 0.43-to-1 at July 15, 2017 compared to 0.33-to-1 at December 31, 2016.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of July 15, 2017 and December 31, 2016.

	July 15,	December 31,
	2017	2016
Current maturities of long-term debt and capital lease obligations	$19,001	$17,424
Long-term debt and capital lease obligations	641,257	413,675
Total debt	660,258	431,099
Cash and cash equivalents	(22,726)	(24,351)
Total net long-term debt	$637,532	$406,748

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. At July 15, 2017, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the year-to-date period ended July 15, 2017, the Company returned $20.4 million to shareholders from dividend payments and share repurchases. A 10.0% increase in the quarterly dividend rate from $0.15 per share to $0.165 per share was approved by the Board of Directors and announced on March 6, 2017. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond July 15, 2017. These commitments consist primarily of operating leases and purchase commitments (as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016), standby letters of credit of $9.2 million as of July 15, 2017, and interest on long-term debt and capital lease obligations.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of July 15, 2017 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the second quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 12 week period ended July 15, 2017. All employee transactions are under associate stock compensation plans. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

	Total
	Number	Average
	of Shares	Price Paid
Period	Purchased	per Share
April 23 – May 20, 2017
Employee Transactions	14,887	$37.34
May 21 – June 17, 2017
None	—	$—
June 18 – July 15, 2017
Repurchase Program	300,292	$26.22
Total for Quarter ended July 15, 2017
Employee Transactions	14,887	$37.34
Repurchase Program	300,292	$26.22

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

3.2

Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017. Here incorporated by reference.

10.1	Description of Compensation Arrangements of Interim Chief Financial Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: August 17, 2017	By	/s/ Thomas A. Van Hall
Thomas A. Van Hall Interim Chief Financial Officer