Form 10-Q
period 2017-10-07
SpartanNash Co
filed 2017-11-09
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 7, 2017.

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

As of November 7, 2017, the registrant had 36,971,731 outstanding shares of common stock, no par value.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 7,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$13,154	$24,351
Accounts and notes receivable, net	370,482	291,568
Inventories, net	598,493	539,857
Prepaid expenses and other current assets	33,426	37,187
Property and equipment held for sale	—	521
Total current assets	1,015,555	893,484

Property and equipment, net	588,416	559,722
Goodwill	178,392	322,686
Intangible assets, net	135,656	60,202
Other assets, net	115,755	94,242

Total assets	$2,033,774	$1,930,336

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$440,590	$372,432
Accrued payroll and benefits	60,632	75,333
Other accrued expenses	39,361	40,788
Current maturities of long-term debt and capital lease obligations	19,407	17,424
Total current liabilities	559,990	505,977

Long-term liabilities
Deferred income taxes	60,397	123,243
Postretirement benefits	16,564	16,266
Other long-term liabilities	39,330	45,768
Long-term debt and capital lease obligations	651,537	413,675
Total long-term liabilities	767,828	598,952

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 36,974 and 37,539 shares outstanding	508,570	521,984
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(11,373)	(11,437)
Retained earnings	208,759	314,860
Total shareholders’ equity	705,956	825,407

Total liabilities and shareholders’ equity	$2,033,774	$1,930,336

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended				40 Weeks Ended
	October 7,		October 8,		October 7,		October 8,
	2017		2016		2017		2016
Net sales	$1,906,644		$1,800,085		$6,203,857		$5,906,416
Cost of sales	1,644,952		1,544,790		5,313,763		5,054,180
Gross profit	261,692		255,295		890,094		852,236

Operating expenses
Selling, general and administrative	228,489		220,339		782,659		740,138
Merger/acquisition and integration	2,392		2,427		7,031		4,237
Goodwill impairment	189,027		—		189,027		—
Restructuring charges and asset impairment	35,626		2,662		36,633		23,714
Total operating expenses	455,534		225,428		1,015,350		768,089

Operating (loss) earnings	(193,842)		29,867		(125,256)		84,147

Other (income) and expenses
Interest expense	6,130		4,419		19,128		14,678
Other, net	(75)		(146)		(248)		(416)
Total other expenses, net	6,055		4,273		18,880		14,262

(Loss) earnings before income taxes and discontinued operations	(199,897)		25,594		(144,136)		69,885
Income taxes	(76,445)		8,864		(56,809)		25,635
(Loss) earnings from continuing operations	(123,452)		16,730		(87,327)		44,250

Loss from discontinued operations, net of taxes	(54)		(82)		(125)		(268)
Net (loss) earnings	$(123,506)		$16,648		$(87,452)		$43,982

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(3.31)		$0.45		$(2.32)		$1.18
Loss from discontinued operations	(0.01)	*	(0.01)	*	(0.01)	*	(0.01)
Net (loss) earnings	$(3.32)		$0.44		$(2.33)		$1.17

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(3.31)		$0.45		$(2.32)		$1.18
Loss from discontinued operations	(0.01)	*	(0.01)	*	(0.01)	*	(0.01)
Net (loss) earnings	$(3.32)		$0.44		$(2.33)		$1.17

See accompanying notes to condensed consolidated financial statements.

*	Includes rounding

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 7,	October 8,	October 7,	October 8,
	2017	2016	2017	2016
Net (loss) earnings	$(123,506)	$16,648	$(87,452)	$43,982

Other comprehensive income, before tax
Pension and postretirement liability adjustment	31	1	103	4
Total other comprehensive income, before tax	31	1	103	4

Income tax expense related to items of other comprehensive income	(12)	—	(39)	(1)

Total other comprehensive income, after tax	19	1	64	3
Comprehensive (loss) income	$(123,487)	$16,649	$(87,388)	$43,985

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2016	37,539	$521,984	$(11,437)	$314,860	$825,407
Net loss	—	—	—	(87,452)	(87,452)
Other comprehensive income	—	—	64	—	64
Dividends - $0.495 per share	—	—	—	(18,649)	(18,649)
Share repurchase	(862)	(22,500)	—	—	(22,500)
Stock-based employee compensation	—	8,593	—	—	8,593
Issuances of common stock on stock option exercises and stock bonus plan	172	3,697	—	—	3,697
Issuances of restricted stock	296	—	—	—	—
Cancellations of stock-based awards	(171)	(3,204)	—	—	(3,204)
Balance at October 7, 2017	36,974	$508,570	$(11,373)	$208,759	$705,956

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	40 Weeks Ended
	October 7,	October 8,
	2017	2016
Cash flows from operating activities
Net (loss) earnings	$(87,452)	$43,982
Loss from discontinued operations, net of tax	125	268
(Loss) earnings from continuing operations	(87,327)	44,250
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Non-cash goodwill/asset impairment, restructuring, and other charges	225,101	22,938
Depreciation and amortization	66,366	60,436
LIFO expense	2,474	2,130
Postretirement benefits expense	1,276	157
Deferred taxes on income	(62,257)	(715)
Stock-based compensation expense	8,593	7,010
Other, net	(86)	(234)
Changes in operating assets and liabilities:
Accounts receivable	(44,737)	(5,628)
Inventories	(49,442)	(44,115)
Prepaid expenses and other assets	(3,546)	(42,287)
Accounts payable	42,842	52,496
Accrued payroll and benefits	(19,881)	(6,653)
Postretirement benefit payments	(280)	(256)
Other accrued expenses and other liabilities	(7,533)	(8,395)
Net cash provided by operating activities	71,563	81,134
Cash flows from investing activities
Purchases of property and equipment	(55,292)	(57,215)
Net proceeds from the sale of assets	3,928	5,650
Acquisitions, net of cash acquired	(226,412)	—
Loans to customers	(1,005)	(1,962)
Payments from customers on loans	1,904	1,697
Other	(279)	(706)
Net cash used in investing activities	(277,156)	(52,536)
Cash flows from financing activities
Proceeds from revolving credit facility	1,160,066	1,013,812
Payments on revolving credit facility	(918,425)	(1,004,077)
Share repurchase	(22,500)	(9,000)
Net payments related to stock-based award activities	(3,204)	(2,229)
Repayment of other long-term debt	(5,795)	(7,071)
Financing fees paid	(256)	(99)
Proceeds from exercise of stock options	3,207	1,032
Dividends paid	(18,649)	(16,873)
Net cash provided by (used in) financing activities	194,444	(24,505)
Cash flows from discontinued operations
Net cash used in operating activities	(48)	(414)
Net cash used in discontinued operations	(48)	(414)
Net (decrease) increase in cash and cash equivalents	(11,197)	3,679
Cash and cash equivalents at beginning of period	24,351	22,719
Cash and cash equivalents at end of period	$13,154	$26,398

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of October 7, 2017, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the third quarter and year to date periods of 2017 and 2016 include the results of operations of the Company for the 12 and 40-week periods ended October 7, 2017 and October 8, 2016, respectively.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. If a reporting unit fails Step 1 of the goodwill impairment test, entities are no longer required to compute the implied fair value of goodwill following the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company early adopted this guidance as of the beginning of the third quarter of fiscal 2017.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business.” ASU 2017-01 narrows the definition of a business and provides a screen to determine when a set of the three elements of a business – inputs, processes, and outputs – are not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The new guidance is effective for the Company in the fiscal year ending December 29, 2018. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. The Company adopted the new standard in the first quarter of fiscal 2017. Accordingly the tax benefits or deficiencies related to stock-based compensation are reflected in the condensed consolidated statements of operations as a component of the provision for income taxes, whereas they previously were recognized in equity. As a result of the adoption, the Company recognized $1.3 million of tax benefits related to share-based payments in its provision for income taxes in 2017. Additionally, the Company’s condensed consolidated statements of cash flows now include tax benefits as an operating activity, while cash paid on associates’ behalf related to shares withheld for tax purposes is classified as a financing activity. Retrospective application of the cash flow presentation resulted in $2.6 million increases to both net cash provided by operating activities and net cash used in financing activities, respectively, for the year-to-date period ended October 8, 2016. The Company’s stock compensation expense continues to reflect estimated forfeitures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 provides guidance for lease accounting and stipulates that lessees will need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. Treatment in the consolidated statements of operations will be similar to the current treatment of operating and capital leases. The new guidance is effective on a modified retrospective basis for the Company in the first quarter of its fiscal year ending December 28, 2019. The adoption of this ASU will result in a significant increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets, and the Company is currently evaluating the other effects of adoption of this ASU on its consolidated financial statements.

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

The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements and has substantially completed its initial evaluation of the major focus areas that could impact the Company. From a principal versus agent considerations perspective, the Company has evaluated its significant arrangements and has determined that revenue recognition on a gross reporting basis will remain relatively unchanged, with the exception of a few smaller contracts that could be reported on a net basis depending on the nature of the arrangements and management’s final assessment. As it pertains to the Food Distribution and Military segments, the Company determined that the promised goods or services other than grocery products outlined in the contracts with customers are immaterial in the context of the contracts. As a result of this determination, the Company is not required to assess whether these promised goods or services are performance obligations, and therefore, believes revenue recognition practices will remain relatively unchanged as there are no additional deliverables for which the transaction price will need to be allocated. Many of these contracts also include contingent amounts of variable consideration, and the Company expects there to be few, if any, changes to the timing of revenue as the Company currently recognizes these amounts under the presumption that they are determinable and can be estimated. The Company also expects there to be few, if any, changes to revenue recognition in its Retail segment based on how the Company currently records gift card breakage and loyalty rewards, which are immaterial to the consolidated financial statements.

Note 3 – Acquisitions

On January 6, 2017, the Company acquired certain assets and assumed certain liabilities of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) for $214.6 million in cash, net of $2.5 million of cash acquired. Acquired assets consist primarily of property and equipment of $77.5 million, intangible assets of $72.9 million, and working capital. Intangible assets are primarily composed of customer relationships, which will be amortized over fifteen years, and indefinite lived trade names. In connection with the purchase, the Company is providing certain earn-out opportunities that have the potential to pay the sellers an additional $27.4 million, collectively, if the business achieves certain performance targets during the first three years after acquisition. If certain performance targets are not met in the first year after acquisition, the Company will be reimbursed a portion of the initial purchase price at an amount not to exceed the sum of: a) $15.0 million, representing the funds paid into escrow, and b) any earn-out opportunities earned by the sellers. The reduction in purchase price, if applicable, will first be applied to funds paid into escrow and then as an offset against and a reduction to any payments owed on the various earn-out opportunities. The acquisition was funded with proceeds from the Company’s Credit Agreement. As of October 7, 2017, the Company has incurred $4.9 million of costs related to the acquisition, of which $2.7 million was incurred in 2017, and is recorded in merger/acquisition and integration expense.

Founded in Indianapolis in 1965, Caito is a leading supplier of fresh fruits and vegetables as well as value-added meal solutions to grocery retailers and food service distributors across 21 states in the Southeast, Midwest and Eastern United States. BRT offers temperature-controlled distribution and logistics services throughout North America. Caito and BRT service customers from facilities in Indiana and Florida. Caito also has a fresh cut fruit and vegetable facility in Indianapolis and a new 118,000 square foot Fresh Kitchen facility, also in Indianapolis. The Fresh Kitchen provides the Company with the ability to process, cook, and package fresh protein-based foods and complete meal solutions. The Company has begun production in the Fresh Kitchen facility and is in the process of ramping up to full production. The Company acquired Caito and BRT to strengthen its fresh product offerings to its existing customer base and to expand into fast-growing, value-added services, such as freshly-prepared centerplate and side dish categories.

The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date and were based on preliminary estimates. These estimates are subject to revision upon the finalization of the valuations of the acquired real estate and intangible assets. Additional adjustments, if any, will be made prior to January 5, 2018. During the third quarter of fiscal 2017, the Company increased goodwill by $0.8 million to reflect an updated valuation of certain acquired long-lived assets. The excess of the purchase price over the fair value of net assets acquired, currently estimated at $46.0 million, was recorded as goodwill in the consolidated balance sheet and allocated to the Food Distribution segment. The goodwill recognized is attributable primarily to the assembled workforce of Caito and BRT and expected synergies. The Company expects that all goodwill attributable to the acquisition will be deductible for tax purposes.

Note 4 – Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Food Distribution	Retail		Total
Balance at December 31, 2016	$132,367	$190,319	(a)	$322,686	(a)
Acquisitions (Note 3)	46,025	—		46,025
Impairment	—	(189,027)		(189,027)
Disposals	—	(1,292)		(1,292)
Balance at October 7, 2017	$178,392	$—	(b)	$178,392	(b)
(a)	Net of accumulated impairment charges of $86.6 million.
(b)	Net of accumulated impairment charges of $275.6 million.

The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and more frequently if circumstances indicate the possibility of impairment. Testing goodwill and other intangible assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or the Company’s stock price and market capitalization. On the first day of the third quarter of fiscal 2017, the Company early adopted ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test.

During the 12 weeks ended October 7, 2017, the Company experienced significantly lower than expected Retail operating results and, due to an increasingly competitive retail environment and the related pricing pressures that are anticipated to negatively impact gross margin, operating profit, and future cash flows, revised its future projections for the Retail reporting unit. As a result of the lower than previously estimated Retail operating results, the Company performed Step 1 of the goodwill impairment test by calculating the fair value of the Retail reporting unit based on its discounted estimated future cash flows. The Company then benchmarked the calculated fair value against a market approach using the guideline public companies method. Given there has been a sustained decline in the market multiples of publicly traded peer companies, management considered this market information when assessing the reasonableness of the fair value of the reporting unit under both the income and market approaches.

Based on the factors outlined above, together with the results of the Step 1 goodwill impairment test, it was determined that the carrying value of the Retail segment exceeded its fair value. Consequently, the Company recorded an estimated goodwill impairment charge of $189.0 million. The measurement of the fair value of the Retail segment requires significant judgments and estimates regarding short- and long-term growth rates and profitability, as well as assumptions regarding the market valuation of the business. These represent Level 3 valuation inputs under the ASC 820 fair value hierarchy, as further described in Note 7 – Fair Value Measurements. Due to the complexity and effort required to estimate the fair value of the reporting unit, the fair value estimates were based on preliminary analysis and assumptions that are subject to change. The measurement of impairment will be completed in the fourth quarter of fiscal 2017 as the Company performs its annual impairment test for the Food Distribution reporting unit as well as a market capitalization reconciliation to assess the reasonableness of the fair values determined for each of the reporting units.

The Food Distribution reporting unit has a fair value that is substantially in excess of its carrying value.

Note 5 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for fiscal 2017. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at December 31, 2016	$21,932	$—	$21,932
Provision for closing charges	886	—	886
Provision for severance	—	620	620
Lease termination adjustments	(1,910)	—	(1,910)
Changes in estimates	1,141		1,141
Accretion expense	408	—	408
Payments	(5,045)	(452)	(5,497)
Balance at October 7, 2017	$17,412	$168	$17,580

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Restructuring and asset impairment charges included in the condensed consolidated statements of operations consisted of the following:

	12 Weeks Ended		40 Weeks Ended
	October 7,	October 8,	October 7,	October 8,
(In thousands)	2017	2016	2017	2016
Asset impairment charges	$33,158	$2,059	$33,678	$5,542
Provision for closing charges	481	375	886	13,546
Loss on sales of assets related to closed facilities	238	—	912	266
Provision for severance	76	—	620	895
Other costs associated with distribution center and store closings	532	268	1,306	3,371
Changes in estimates	1,141	(40)	1,141	394
Lease termination adjustments	—	—	(1,910)	(300)
	$35,626	$2,662	$36,633	$23,714

Asset impairment charges were substantially all incurred on long-lived assets in the Retail segment due to the economic and competitive environment of certain stores and in conjunction with the Company’s retail store rationalization plan. The changes in estimates relate to revised estimates of lease and ancillary costs and sublease income associated with previously closed locations, due to lost subtenants and deterioration of the condition of certain properties. The lease termination adjustments represent the benefits recognized in connection with lease buyouts negotiated related to previously closed stores.

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 7 – Fair Value Measurements. Assets with a book value of $48.6 million were measured at a fair value of $14.9 million, resulting in an impairment charge of $33.7 million in 2017. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	October 7,	December 31,
(In thousands)	2017	2016
Senior secured revolving credit facility, due December 2021	$575,550	$359,127
Senior secured term loan, due December 2021	52,172	26,954
Capital lease obligations	44,114	48,255
Other, 2.61% - 8.75%, due 2019 - 2020	6,238	5,028
Total debt - Principal	678,074	439,364
Unamortized debt issuance costs	(7,130)	(8,265)
Total debt	670,944	431,099
Less current portion	19,407	17,424
Total long-term debt	$651,537	$413,675

Subsequent to the end of the third quarter of fiscal 2017, the Company paid the outstanding balance on the Senior secured term loan of $52.2 million with proceeds from its Senior secured revolving credit facility.  As a result of this transaction, annual interest expense is expected to be reduced through a reduction of the average interest rates paid.

Note 7 – Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. See Note 5 for discussion of the fair value measurements related to long-lived asset impairment charges and Note 4 for discussion of the fair value measurements related to goodwill. At October 7, 2017 and December 31, 2016, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	October 7,	December 31,
(In thousands)	2017	2016
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and capital lease obligations	$19,407	$17,424
Long-term debt and capital lease obligations	658,667	421,940
Total book value of debt instruments	678,074	439,364
Fair value of debt instruments, excluding debt financing costs	679,367	440,759
Excess of fair value over book value	$1,293	$1,395

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

The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected EBITDA. Projected contingent payment or receipt amounts are discounted back to the current period using a discounted cash flow model. Projected EBITDA amounts are based on initial deal model forecasts at the time of acquisition as well as the Company’s most recent internal operational budget, and include a probability weighted range of outcomes. Changes in projected EBITDA, probabilities of payment, discount rates, or projected payment dates may result in higher or lower fair value measurements. The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs as of October 7, 2017:

Unobservable Input	Range
Discount rate	11.80%
Probability of payments	0% - 100%
Projected fiscal year(s) of payments	2017 - 2019

The fair value of contingent consideration receivable and payable associated with the Caito and BRT acquisition was $18.4 million and $3.4 million, respectively, as of October 7, 2017. The net receivable of $15 million was recorded in other assets, net in the condensed consolidated balance sheets as there is a right of offset for the payable and receivable. Upon payment, the portion of the contingent consideration related to the acquisition date fair value is reported as a financing activity in the condensed consolidated statements of cash flows. Amounts received or paid in excess of the acquisition date fair value are reported as an operating activity in the consolidated statements of cash flows.

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

From time to time, the Company may advance funds to independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. As of October 7, 2017, the Company has an unearned advance to one independent retailer for an amount representing approximately two percent of the Company’s total assets, and also has outstanding receivables from this customer in the amount of $6.2 million; the Company has established a reserve of $4.8 million given the past due status on those receivables. The Company’s collateral related to the advanced funds is a security interest in select business assets of the independent retailer’s stores, including select real property assets and other collateral, including personal guarantees, from the shareholders. However, the Company may be unable to recover the entire unearned portion of the funds advanced to this independent retailer. The Company is currently involved in an ongoing state law proceeding pursuing recovery of amounts owed. Based on the uncertainty associated with estimating the value of the collateral and the risks related to taking possession of and divesting the secured business assets, the Company cannot reasonably estimate the amount of advanced funds, if any, that should be reserved. The Company estimates that the possible range of loss related to this customer, including past due amounts, is between zero and $25.0 million, depending on the circumstances discussed above.

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

The terms of the existing collective bargaining agreement between the Company and union representing its associates in the Grand Rapids distribution center have been mutually extended by the parties through December 2, 2017.  The parties have agreed to continue negotiations in an effort to reach agreement on a longer term collective bargaining agreement.

Note 9 – Associate Retirement Plans

During the 12 weeks ended October 7, 2017 and October 8, 2016, the Company recognized net periodic pension income of $0.1 million and $0.2 million, respectively, related to the SpartanNash Company Pension Plan and net postretirement benefit costs of $0.1 million in both periods related to the SpartanNash Medical Plan.

For the 40 weeks ended October 7, 2017 and October 8, 2016, the Company recognized net periodic pension income of $0.5 and $0.8 million, respectively, related to the SpartanNash Company Pension Plan and net postretirement benefit costs of $0.3 million in both periods related to the SpartanNash Medical Plan.

The Company did not make any contributions to the SpartanNash Company Pension Plan during the 40 weeks ended October 7, 2017. The Company does not expect, and is not required, to make any contributions for the remainder of the fiscal year ending December 30, 2017.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company’s contributions for the 40 weeks ended October 7, 2017 and October 8, 2016 were $10.2 million and $10.1 million, respectively. See Note 8 for further information regarding the Company’s participation in the Central States Plan.

Note 10 – Income Taxes

The effective income tax rate was 38.2% and 34.6% for the 12 weeks ended October 7, 2017 and October 8, 2016, respectively. For the 40 weeks ended October 7, 2017 and October 8, 2016, the effective income tax rate was 39.4% and 36.7%, respectively. The differences from the federal statutory rate are primarily due to tax benefits related to state taxes, stock-based compensation and federal tax credits in the current year and state taxes and federal tax credits in the prior year. The Company adopted ASU 2016-09 on January 1, 2017, which requires tax benefits or deficiencies related to stock-based compensation to be reflected in the condensed consolidated statements of operations as a component of the provision for income taxes whereas they were previously recognized in equity. Total tax benefits related to stock-based compensation recognized in fiscal 2017 were $1.3 million. As discussed in Note 4 – Goodwill, during the third quarter of fiscal 2017, the Company recorded a goodwill impairment loss of $189.0 million. This loss resulted in a reduction of deferred income tax liabilities (net) of $70.9 million.

Note 11 – Stock-Based Compensation

The Company has a shareholder-approved stock incentive plan that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards to directors, officers and other key associates.

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and related tax benefits were as follows:

	12 Weeks Ended		40 Weeks Ended
	October 7,	October 8,	October 7,	October 8,
(In thousands)	2017	2016	2017	2016
Restricted stock	$1,103	$944	$8,593	$7,010
Tax benefits	(439)	(352)	(3,149)	(2,646)
Stock-based compensation expense, net of tax	$664	$592	$5,444	$4,364

The following table summarizes activity in the stock-based compensation plans for the 40 weeks ended October 7, 2017:

				Weighted
	Shares	Weighted	Restricted	Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at December 31, 2016	200,517	$19.94	660,143	$26.48
Granted	—	—	296,297	34.68
Exercised/Vested	(152,589)	21.02	(258,183)	25.90
Cancelled/Forfeited	—	—	(82,739)	29.09
Outstanding at October 7, 2017	47,928	$16.52	615,518	$30.32

The Company has not issued any stock options since 2009 and all outstanding options are vested and exercisable at October 7, 2017.

As of October 7, 2017, total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plans were $5.1 million for restricted stock, and are expected to be recognized over a weighted average period of 2.2 years. All compensation costs related to stock options have been recognized.

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	12 Weeks Ended		40 Weeks Ended
	October 7,	October 8,	October 7,	October 8,
(In thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
(Loss) earnings from continuing operations	$(123,452)	$16,730	$(87,327)	$44,250
Adjustment for loss (earnings) attributable to participating securities	2,064	(292)	1,522	(785)
(Loss) earnings from continuing operations used in calculating earnings per share	$(121,388)	$16,438	$(85,805)	$43,465
Denominator:
Weighted average shares outstanding, including participating securities	37,254	37,470	37,596	37,479
Adjustment for participating securities	(623)	(654)	(655)	(665)
Shares used in calculating basic earnings per share	36,631	36,816	36,941	36,814
Effect of dilutive stock options	—	76	—	60
Shares used in calculating diluted earnings per share	36,631	36,892	36,941	36,874
Basic (loss) earnings per share from continuing operations	$(3.31)	$0.45	$(2.32)	$1.18
Diluted (loss) earnings per share from continuing operations	$(3.31)	$0.45	$(2.32)	$1.18

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	40 Weeks Ended
	October 7,	October 8,
(In thousands)	2017	2016
Non-cash financing activities:
Capital lease obligations	$405	$3,490
Issuance of note payable as consideration for acquisition	2,460	—
Non-cash investing activities:
Capital expenditures included in accounts payable	1,711	1,429
Capital lease asset additions	405	3,490
Acquisition financed through issuance of note payable	2,460	—
Other supplemental cash flow information:
Cash paid for interest	18,379	12,830

Note 14 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Military	Retail	Total
12 Weeks Ended October 7, 2017
Net sales to external customers	$937,397	$505,631	$463,616	$1,906,644
Inter-segment sales	204,605	—	—	204,605
Merger/acquisition and integration	939	1,453	—	2,392
Restructuring charges and asset impairment	379	500	34,747	35,626
Depreciation and amortization	6,354	2,786	9,807	18,947
Operating earnings (loss)	20,350	1,118	(215,310)	(193,842)
Capital expenditures	4,402	1,940	11,161	17,503

12 Weeks Ended October 8, 2016
Net sales to external customers	$804,500	$506,626	$488,959	$1,800,085
Inter-segment sales	219,516	—	—	219,516
Merger/acquisition and integration	639	—	1,788	2,427
Restructuring charges and asset impairment	207	18	2,437	2,662
Depreciation and amortization	4,842	2,693	10,392	17,927
Operating earnings	18,957	2,862	8,048	29,867
Capital expenditures	3,386	1,151	11,342	15,879

40 Weeks Ended October 7, 2017
Net sales to external customers	$3,041,983	$1,620,021	$1,541,853	$6,203,857
Inter-segment sales	681,368	—	—	681,368
Merger/acquisition and integration	5,254	1,453	324	7,031
Restructuring charges and asset impairment	1,280	500	34,853	36,633
Depreciation and amortization	21,370	8,832	32,430	62,632
Operating earnings (loss)	68,868	4,517	(198,641)	(125,256)
Capital expenditures	18,431	5,994	30,867	55,292

40 Weeks Ended October 8, 2016
Net sales to external customers	$2,615,964	$1,686,567	$1,603,885	$5,906,416
Inter-segment sales	716,665	—	—	716,665
Merger/acquisition and integration	1,201	1	3,035	4,237
Restructuring charges and asset impairment	4,749	(241)	19,206	23,714
Depreciation and amortization	16,139	8,850	33,942	58,931
Operating earnings	64,040	8,792	11,315	84,147
Capital expenditures	13,581	4,198	39,436	57,215

(In thousands)	October 7, 2017	December 31, 2016
Total Assets
Food Distribution	$1,088,383	$776,725
Military	449,845	395,737
Retail	492,079	754,625
Discontinued operations	3,467	3,249
Total	$2,033,774	$1,930,336

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel, and other items and services. The following table presents sales by type of similar products and services:

	12 Weeks Ended				40 Weeks Ended
	October 7,		October 8,		October 7,		October 8,
(In thousands, except percentages)	2017		2016		2017		2016
Center store (a)	$1,187,631	62.3%	$1,143,964	63.6%	$3,784,779	61.0%	$3,731,362	63.2%
Fresh (b)	608,136	31.9	544,200	30.2	2,051,954	33.1	1,821,347	30.8
Pharmacy	80,455	4.2	84,039	4.7	271,170	4.4	269,524	4.6
Fuel	30,422	1.6	27,882	1.5	95,954	1.5	84,183	1.4
Consolidated net sales	$1,906,644	100.0%	$1,800,085	100.0%	$6,203,857	100.0%	$5,906,416	100.0%
(a)	Consists primarily of general merchandise, grocery, beverages, snacks, tobacco products and frozen foods.
(b)	Consists primarily of produce, meat, dairy, deli, bakery, prepared proteins, seafood and floral.

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

Overview

SpartanNash, headquartered in Grand Rapids, Michigan, is a leading multi-regional grocery distributor and grocery retailer whose core businesses include distributing grocery products to independent grocery retailers (“independent retailers”), select national retailers, its corporate owned retail stores, and military commissaries and exchanges in the United States. The Company operates three reportable business segments: Food Distribution, Military and Retail.

The Company’s Food Distribution segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to over 2,000 independent retailers, food distributors and the Company’s corporate owned retail stores. The Food Distribution segment currently conducts business in 47 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States. Through its Food Distribution segment, the Company also services select national retailers, including Dollar General. Sales to Dollar General are made to over 14,100 of its retail locations. Through its recent acquisition of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) (“the recent acquisition”) on January 7, 2017, the Company processes fresh-cut fruits and vegetables and other value-added meal solutions and supplies these products to grocery retailers and food service distributors through its Indiana and Florida facilities. With the new Caito Fresh Kitchen facility, the Company is developing the ability to process, cook and package fresh protein-based foods and complete meal solutions for a number of different customers. With the acquisition of BRT, the Company offers temperature-controlled logistics services throughout North America.

The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Cuba, Puerto Rico, Bahrain and Egypt. The Company has over 40 years of experience acting as a distributor to U.S. military commissaries and exchanges. As of December 8, 2016, the Company is the exclusive worldwide supplier of private brand products to U.S. military commissaries and began shipping private brand products to military commissaries during the second quarter of fiscal 2017.

At the end of the third quarter, the Company’s Retail segment operated 147 corporate owned retail stores in the Midwest and Great Lakes regions primarily under the banners of Family Fare Supermarkets, VG’s Food and Pharmacy, D&W Fresh Markets, Sun Mart and Family Fresh Market. The Company also offers pharmacy services in 88 of its corporate owned retail stores and operates 31 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

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

Fiscal 2017 Third Quarter Highlights

The Company’s sales growth trends accelerated in the third quarter of fiscal 2017 due to contributions from the recent acquisition, continued growth in the Food Distribution segment from both new and existing customers, and the significant improvement in the Military segment’s sales trends, despite challenging retail market conditions. The Company continues to execute against key elements of its long-term strategic plan as is demonstrated by the continued sales growth in its distribution operations, and is committed to delivering increased value and convenience to its customers.

Third quarter and year-to-date fiscal 2017 operational highlights include:

•

The Company completed the Caito and BRT acquisition in the first quarter of fiscal 2017 and continues to make progress integrating operations. The Company now offers its own fresh-cut fruits and vegetables to a number of different customers and corporate owned retail stores, and has also begun limited production at its new Fresh Kitchen facility. While the startup of the facility has been slower than anticipated, the Company remains confident in the value of the product offerings to its customers and in the long-term growth of the business.

•

The Company realized sales growth in its Food Distribution segment due to contributions from the recent acquisition and organic sales growth of 5.2% for the quarter and 3.8% for the year-to-date period compared to the prior year. In the third quarter, the Company grew sales in the Food Distribution segment for the 7th consecutive quarter while also making continued improvements to its supply chain to further optimize its network.

•

Third quarter earnings were negatively impacted by non-cash goodwill and asset impairment charges resulting from lower than expected third quarter operating results in the Company’s Retail segment and the anticipation of a continued competitive retail environment, as well as the Company’s ongoing refinement of its retail store portfolio. Additionally, there has been a sustained decline in the market multiples of retail publicly traded peer companies, driving a reduction in the estimated fair value of the Retail segment using the market based approach to goodwill testing.

•

At the end of the second quarter, the Company first introduced Fast Lane, its new online ordering and curbside pick-up service, and now offers the service at more than 20 retail stores. The Company believes Fast Lane is essential to increasing customer satisfaction through quality service and convenience, and accordingly, anticipates rolling out the service to approximately 40 total stores by the end of the year with up to another 40 scheduled next year. Additionally, the Company is piloting home delivery services in the fourth quarter of 2017.

•

The Company continues to make targeted capital investments by remodeling select retail stores in key geographies, including the conversion of certain stores to the Family Fare banner. The Company also continued its store rationalization program, and in connection with overall business strategies, sold four corporate owned retail stores to new and existing Food Distribution customers and closed seven others in connection with lease expirations and store rationalization plans during the fiscal year. The Company was also able to negotiate favorable lease terminations at two of its previously closed Retail stores during the year.

•

The Company continues to enhance its private brand programs for both independent customers and corporate owned stores. In the third quarter, the Company began the launch of its Our Family® private brand into the Michigan region, which provides the Company with a system-wide, national brand equivalent or better quality program. The move to Our Family® also allows the Company to streamline its supply chain to deliver a larger variety of product offerings at a lower cost to consumers. While it is still quite early in the process, the Company has been generally pleased with customer acceptance of the brand and the transition is progressing smoothly. In the second quarter, the Company began incorporating its own fresh-cut fruits and vegetables into the Open Acres™ private brand, and during the third quarter, continued to grow this initiative in volume and selection based on customer acceptance and demand. Lastly, the Company continues to expand its living well offering, which includes the natural and organic Full Circle® private brand line, fresh products offered through the recent acquisition, and a significant number of new SKUs across organic produce and healthier specialty items.

As the Company enters the fourth quarter of fiscal 2017, it remains committed to delivering long-term value to its shareholders and focusing on top-line and earnings growth. At the beginning of the third quarter, the Company entered into an agreement to obtain incremental distribution business from a DeCA provider exiting these operations in the Southwest United States. This new business, together with increasing contributions from the DeCA private brand program, are expected to grow Military’s sales in the fourth quarter of fiscal 2017. Retail sales trends - while improving - are anticipated to remain negative for the remainder of the year. The Company also expects continued organic sales growth in the Food Distribution segment.

The Company expects a slight easing of deflationary pressures with modest food inflation anticipated in the fourth quarter, and therefore does not anticipate any of the LIFO benefit realized in the prior year fourth quarter to recur. The Company also anticipates that projected fourth quarter sales growth at Food Distribution and the continuation of improved sales trends at Military will be more than offset by the cycling of the prior year LIFO benefit, and that headwinds associated with hurricane impacts and the onboarding of new business will negatively affect fill rates and cause inbound freight disruptions in the fourth quarter. Retail earnings are anticipated to remain challenged for the remainder of the year as the competitive landscape and inflationary environment are expected to persist. Based on the factors noted above, the Company anticipates fourth quarter earnings will be significantly below the prior year.

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales					Percentage Change
						12 Weeks
	12 Weeks Ended			40 Weeks Ended		Ended
	October 7,	October 8,		October 7,	October 8,	October 7,
	2017	2016		2017	2016	2017
Net sales	100.0%	100.0%		100.0%	100.0%	5.9
Gross profit	13.7	14.2		14.3	14.4	2.5
Selling, general and administrative expenses	12.0	12.3	*	12.6	12.5	3.7
Merger/acquisition and integration	0.1	0.1		0.1	0.1	(1.4)
Restructuring charges and goodwill/asset impairment	11.8	0.1		3.6	0.4	8,339.3
Operating (loss) earnings	(10.2)	1.7		(2.0)	1.4	(749.0)
Other income and expenses	0.3	0.3	*	0.3	0.2	41.7
(Loss) earnings before income taxes and discontinued operations	(10.5)	1.4		(2.3)	1.2	(881.0)
Income taxes	(4.0) *	0.5		(0.9)	0.5 *	(962.4)
(Loss) earnings from continuing operations	(6.5)	0.9		(1.4)	0.7	(837.9)
Loss from discontinued operations, net of taxes	—	—		—	—	(34.1)
Net (loss) earnings	(6.5)%	0.9%		(1.4)%	0.7%	(841.9)
*	Difference due to rounding

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			40 Weeks Ended
	October 7,	October 8,		October 7,	October 8,
(In thousands)	2017	2016	Variance	2017	2016	Variance
Food Distribution	$937,397	$804,500	$132,897	$3,041,983	$2,615,964	$426,019
Military	505,631	506,626	(995)	1,620,021	1,686,567	(66,546)
Retail	463,616	488,959	(25,343)	1,541,853	1,603,885	(62,032)
Total net sales	$1,906,644	$1,800,085	$106,559	$6,203,857	$5,906,416	$297,441

Net sales for the quarter ended October 7, 2017 (“third quarter”) increased $106.6 million, or 5.9%, to $1.91 billion from $1.80 billion in the quarter ended October 8, 2016 (“prior year quarter”). Net sales for the year-to-date period ended October 7, 2017 (“year-to-date period”) increased $297.4 million, or 5.0%, to $6.20 billion from $5.91 billion in the year-to-date period ended October 8, 2016 (“prior year-to-date period”). The increase was driven primarily by contributions from the Caito acquisition and organic growth from existing customers in the Food Distribution segment, which more than offset lower sales in the Retail segment. Third quarter net sales trends increased sequentially from the second quarter due to significantly improved sales comparisons in the Military commissary business.

Food Distribution net sales, after intercompany eliminations, increased $132.9 million, or 16.5%, to $937.4 million in the third quarter from $804.5 million in the prior year quarter. Net sales for the year-to-date period increased $426.0 million, or 16.3%, from $2.62 billion in the prior year-to-date period to $3.04 billion. The third quarter and year-to-date increases were due to contributions from the Caito acquisition and organic volume growth from existing customers.

Military net sales decreased $1.0 million, or 0.2%, to $505.6 million in the third quarter from $506.6 million in the prior year quarter, representing a significant improvement from the 6.8% decline in the second quarter. Net sales for the year-to-date period decreased $66.5 million, or 3.9%, from $1.69 billion in the prior year-to-date period to $1.62 billion. The third quarter and year-to-date decreases were primarily due to lower sales at the DeCA operated commissaries, which for the third quarter were mostly offset by new business.

Retail net sales decreased $25.4 million, or 5.2%, to $463.6 million in the third quarter from $489.0 million in the prior year quarter. Net sales for the year-to-date period decreased $62.0 million, or 3.9%, from $1.60 billion in the prior year-to-date period to $1.54 billion. The decrease in net sales was primarily attributable to lower sales resulting from the closures and sales of retail stores ($16.7 million for the quarter and $42.8 million year-to-date) and negative comparable store sales. Comparable store sales, excluding fuel, were down 2.5% for the quarter and 2.2% for the year-to-date period, and reflect continued strong competition within the industry. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions or relocated stores. Please note that the Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

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

Gross profit increased to $261.7 million in the third quarter from $255.3 million in the prior year quarter. As a percent of net sales, gross profit was 13.7% compared to 14.2% in the prior year quarter. Gross profit for the year-to-date period increased $37.9 million, or 4.4%, from $852.2 million in the prior year-to-date period to $890.1 million. As a percent of net sales, gross profit for the year-to-date period was 14.3% compared to 14.4% in the prior year-to-date period. As a percent of net sales, the third quarter and year-to-date changes in gross margin were primarily due to the increased mix of Food Distribution sales as a percentage of total sales combined with margin investments in the Retail segment.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation (to the extent not included in Cost of sales), out-bound freight and other administrative expenses.

SG&A expenses increased $8.2 million, or 3.7%, to $228.5 million in the third quarter from $220.3 million in the prior year quarter, representing 12.0% of net sales in the third quarter compared to 12.3% in the prior year quarter. SG&A expenses for the year-to-date period increased $42.6 million, or 5.7%, from $740.1 million in the prior year-to-date period to $782.7 million, and increased to 12.6% as a percentage of net sales compared to 12.5% in the prior year-to-date period. The third quarter and year-to-date increases in expense were primarily due to the addition of the Caito acquisition, partly offset by lower incentive compensation expenses. The rate to sales decrease in the third quarter was primarily due to the mix of business operations and lower incentive compensation expenses.

Merger/Acquisition and Integration – Third quarter and year-to-date period results included $2.4 million and $7.0 million, respectively, of merger/acquisition and integration expenses mainly associated with recent acquisitions. Prior year quarter and year-to-date results included $2.4 million and $4.2 million, respectively, of merger/acquisition and integration primarily associated with the merger of Spartan Stores, Inc. and Nash-Finch Company.

Restructuring Charges and Goodwill and Asset Impairment – Third quarter and year-to-date results included $224.7 million and $225.7 million, respectively, of net restructuring and asset impairment charges predominantly associated with third quarter goodwill and asset impairment charges. In the third quarter, the Company recorded a non-cash goodwill impairment charge of $189.0 million related to the Retail segment. As a result of significantly lower than expected Retail operating results due to an increasingly competitive retail environment and the related pricing pressures that are anticipated to negatively impact gross margin, operating profit, and future cash flows, the Company revised its future projections for the Retail reporting unit. The Company performed Step 1 of the goodwill impairment test by calculating the fair value of the Retail reporting unit based on its discounted estimated future cash flows. It was determined that the carrying value of the Retail segment exceeded its fair value, and consequently, the Company recorded an estimated goodwill impairment charge of $189.0 million. The Company also recorded $35.6 million of asset impairment and restructuring charges in the third quarter primarily associated with the underlying performance of Company’s retail store base and the execution of its store rationalization program. Prior year quarter and year-to-date results included $2.7 million and $23.7 million, respectively, of restructuring and asset impairment charges. Prior year quarter restructuring charges and asset impairment consisted primarily of impairment charges related to three underperforming retail stores and additional costs, incurred in connection with winding down operations at certain closed facilities in the Food Distribution and Retail segments. Prior year-to-date period restructuring charges and asset impairment consisted primarily of charges related to the closure of three retail stores and two food distribution centers which were part of the Company’s retail store and warehouse rationalization plan, as well as impairment charges related to three underperforming retail stores.

Operating Earnings – The following table presents operating (loss) earnings by segment and variances in operating earnings:

	12 Weeks Ended			40 Weeks Ended
	October 7,	October 8,		October 7,	October 8,
(In thousands)	2017	2016	Variance	2017	2016	Variance
Food Distribution	$20,350	$18,957	$1,393	$68,868	$64,040	$4,828
Military	1,118	2,862	(1,744)	4,517	8,792	(4,275)
Retail	(215,310)	8,048	(223,358)	(198,641)	11,315	(209,956)
Total operating (loss) earnings	$(193,842)	$29,867	$(223,709)	$(125,256)	$84,147	$(209,403)

Operating earnings decreased $223.7 million to a loss of $193.8 million in the third quarter from earnings of $29.9 million in the prior year quarter. Operating earnings for the year-to-date period decreased $209.4 million to a loss of $125.3 million from earnings of $84.1 million in the prior year-to-date period. The third quarter decrease was primarily due to the goodwill impairment, higher asset impairment charges, start-up costs associated with the new Fresh Kitchen operation and the negative impact of lower sales in the Retail segment, which more than offset lower incentive compensation costs and organic sales growth in Food Distribution. The year-to-date decrease was primarily due to the goodwill impairment, higher asset impairment and restructuring charges predominantly related to the Retail segment as well as higher merger/acquisition and integration expenses and start-up costs associated with the recent acquisition, which more than offset the positive impacts of lower incentive compensation and organic sales growth in Food Distribution.

Food Distribution operating earnings increased $1.4 million, or 7.3%, to $20.3 million in the third quarter from $19.0 million in the prior year quarter. Operating earnings for the year-to-date period increased $4.8 million, or 7.5%, to $68.9 million from $64.0 million in the prior year-to-date period. The increase for the quarter was driven by organic sales growth and lower incentive compensation, partially offset by Fresh Kitchen start-up costs.  The increase for the year-to-date period was driven by organic sales growth and lower incentive compensation, and lower restructuring charges related to the Company’s warehouse optimization plan, partially offset by charges related to Fresh Kitchen start-up costs and merger/acquisition and integration expenses.

Military operating earnings decreased $1.7 million, or 60.9%, to $1.1 million from $2.9 million in the prior year quarter. Operating earnings for the year-to-date period decreased $4.3 million, or 48.6%, to $4.5 million from $8.8 million in the prior year-to-date period. The third quarter decrease was due to higher merger/acquisition and integration and impairment expenses partly offset by margin rate improvements and lower incentive compensation expenses. The year-to-date decrease in operating earnings was primarily due to higher merger/acquisition and integration expenses, the negative impact of the shift of New Year’s Day into the first quarter, and higher costs for health care and a large insurance claim.

Retail operating earnings decreased $223.4 million to a loss of $215.3 million in the third quarter from earnings of $8.0 million in the prior year quarter. Operating earnings for the year-to-date period decreased $210.0 million to a loss of $198.6 million from earnings of $11.3 million in the prior year-to-date period. The third quarter decrease was primarily due to the goodwill impairment, higher asset impairment charges, lower sales, and investments in margin, partly offset by lower merger/acquisition and integration expenses. The year-to-date decrease was primarily due to higher asset impairment charges, higher health care costs, lower comparable store sales and the shift of New Year’s Day, partially offset by lower merger/acquisition and integration expenses and the closure of unprofitable stores.

Interest Expense – Interest expense increased $1.7 million, or 38.7%, to $6.1 million in the third quarter from $4.4 million in the prior year quarter. Interest expense for the year-to-date period increased $4.4 million, or 30.3%, from $14.7 million in the prior year-to-date period to $19.1 million. The increase in interest expense was primarily due to increased borrowings related to the Caito and BRT acquisition.

Income Taxes – The effective income tax rates were 38.2% and 34.6% for the third quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective income tax rates were 39.4% and 36.7%, respectively. The differences from the federal statutory rate are primarily due to state taxes, tax benefits related to stock-based compensation and federal tax credits in the current year and state taxes and federal tax credits in the prior year. The Company’s effective tax rate was impacted by the stock-based compensation benefits recognized resulting from the adoption of ASU 2016-09. The tax impacts of stock-based compensation are primarily generated in the first quarter due to the timing of awards and vesting schedules.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude start-up costs associated with the new Fresh Kitchen operation as well as an executive retirement stock compensation award. The Fresh Kitchen is a newly constructed facility that provides the Company with the ability to process, cook, and package fresh protein-based foods and complete meal solutions. Given the Fresh Kitchen represents a new line of business for the Company, the start-up activities associated with testing, training, and preparing the Fresh Kitchen for production, as well as incorporating the related operations into the business, are considered “non-operational” or “non-core” in nature. The retirement stock compensation award represents incremental compensation expense in connection with an executive retirement that is also considered “non-operational” or “non-core” in nature.

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

Following is a reconciliation of operating (loss) earnings to adjusted operating earnings for the 12 weeks and 40 weeks ended October 7, 2017 and October 8, 2016.

	12 Weeks Ended		40 Weeks Ended
	October 7,	October 8,	October 7,	October 8,
(In thousands)	2017	2016	2017	2016
Operating (loss) earnings	$(193,842)	$29,867	$(125,256)	$84,147
Adjustments:
Merger/acquisition and integration	2,392	2,427	7,031	4,237
Restructuring charges and asset impairment	224,653	2,662	225,660	23,714
Fresh Kitchen start-up costs	2,086	—	6,688	—
Stock compensation associated with executive retirement	—	—	1,172
Severance associated with cost reduction initiatives	4	149	27	839
Adjusted operating earnings	$35,293	$35,105	$115,322	$112,937
Reconciliation of operating earnings (loss) to adjusted operating earnings by segment:
Food Distribution:
Operating earnings	$20,350	$18,957	$68,868	$64,040
Adjustments:
Merger/acquisition and integration	939	639	5,254	1,201
Restructuring charges and asset impairment	379	207	1,280	4,749
Fresh Kitchen start-up costs	2,086	—	6,688	—
Stock compensation associated with executive retirement	—	—	591	—
Severance associated with cost reduction initiatives	4	12	25	218
Adjusted operating earnings	$23,758	$19,815	$82,706	$70,208
Military:
Operating earnings	$1,118	$2,862	$4,517	$8,792
Adjustments:
Merger/acquisition and integration	1,453	—	1,453	1
Restructuring charges (gains)	500	18	500	(241)
Stock compensation associated with executive retirement	—	—	147	—
Severance associated with cost reduction initiatives	—	20	1	242
Adjusted operating earnings	$3,071	$2,900	$6,618	$8,794
Retail:
Operating (loss) earnings	$(215,310)	$8,048	$(198,641)	$11,315
Adjustments:
Merger/acquisition and integration	—	1,788	324	3,035
Restructuring charges and asset impairment	223,774	2,437	223,880	19,206
Stock compensation associated with executive retirement	—	—	434	—
Severance associated with cost reduction initiatives	—	117	1	379
Adjusted operating earnings	$8,464	$12,390	$25,998	$33,935

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

Following is a reconciliation of (loss) earnings from continuing operations to adjusted earnings from continuing operations for the 12 weeks and 40 weeks ended October 7, 2017 and October 8, 2016.

	12 Weeks Ended
	October 7, 2017		October 8, 2016
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
(Loss) earnings from continuing operations	$(123,452)	$(3.31)	$16,730	$0.45
Adjustments:
Merger/acquisition and integration	2,392		2,427
Restructuring charges and asset impairment	224,653		2,662
Fresh Kitchen start-up costs	2,086		—
Severance associated with cost reduction initiatives	4		149
Total adjustments	229,135		5,238
Income tax effect on adjustments (a)	(85,546)		(1,918)
Total adjustments, net of taxes	143,589	3.85	3,320	0.08
Adjusted earnings from continuing operations	$20,137	$0.54	$20,050	$0.53

	40 Weeks Ended
	October 7, 2017		October 8, 2016
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
(Loss) earnings from continuing operations	$(87,327)	$(2.32)	$44,250	$1.18
Adjustments:
Merger integration and acquisition expenses	7,031		4,237
Restructuring charges and asset impairment	225,660		23,714
Fresh Kitchen start-up costs	6,688		—
Severance associated with cost reduction initiatives	27		839
Stock compensation associated with executive retirement	1,172		—
Total adjustments	240,578		28,790
Income tax effect on adjustments (a)	(89,840)		(10,871)
Total adjustments, net of taxes	150,738	4.01	17,919	0.48
Adjusted earnings from continuing operations	$63,411	$1.69	$62,169	$1.66
* Includes rounding
(a)	The income tax effect on adjustments is computed by applying the tax rate, before discrete tax items, to the total adjustments for the period.

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

Following is a reconciliation of net earnings to adjusted EBITDA for the 12 weeks and 40 weeks ended October 7, 2017 and October 8, 2016.

	12 Weeks Ended		40 Weeks Ended
	October 7,	October 8,	October 7,	October 8,
(In thousands)	2017	2016	2017	2016
Net (loss) earnings	$(123,506)	$16,648	$(87,452)	$43,982
Loss from discontinued operations, net of tax	54	82	125	268
Income taxes	(76,445)	8,864	(56,809)	25,635
Other expenses, net	6,055	4,273	18,880	14,262
Operating (loss) earnings	(193,842)	29,867	(125,256)	84,147
Adjustments:
LIFO expense (benefit)	192	(341)	2,474	2,130
Depreciation and amortization	19,455	17,927	63,553	58,931
Merger/acquisition and integration	2,392	2,427	7,031	4,237
Restructuring charges and asset impairment	224,653	2,662	225,660	23,714
Fresh Kitchen start-up costs	2,086	—	6,688	—
Stock-based compensation	1,102	943	8,593	7,010
Other non-cash (gains) charges	(138)	(71)	(661)	3
Adjusted EBITDA	$55,900	$53,414	$188,082	$180,172
Reconciliation of operating earnings (loss) to adjusted EBITDA by segment:
Food Distribution:
Operating earnings	$20,350	$18,957	$68,868	$64,040
Adjustments:
LIFO expense (benefit)	98	(348)	1,361	941
Depreciation and amortization	6,862	4,842	22,291	16,139
Merger/acquisition and integration	939	639	5,254	1,201
Restructuring charges and asset impairment	379	207	1,280	4,749
Fresh Kitchen start-up costs	2,086	—	6,688	—
Stock-based compensation	488	409	3,999	3,090
Other non-cash (gains) charges	(57)	(61)	(11)	137
Adjusted EBITDA	$31,145	$24,645	$109,730	$90,297
Military:
Operating earnings	$1,118	$2,862	$4,517	$8,792
Adjustments:
LIFO (benefit) expense	(63)	134	329	678
Depreciation and amortization	2,786	2,693	8,832	8,850
Merger/acquisition and integration	1,453	—	1,453	1
Restructuring charges (gains)	500	18	500	(241)
Stock-based compensation	186	171	1,313	1,178
Other non-cash charges (gains)	1	58	(15)	262
Adjusted EBITDA	$5,981	$5,936	$16,929	$19,520
Retail:
Operating (loss) earnings	$(215,310)	$8,048	$(198,641)	$11,315
Adjustments:
LIFO expense (benefit)	157	(127)	784	511
Depreciation and amortization	9,807	10,392	32,430	33,942
Merger/acquisition and integration	—	1,788	324	3,035
Restructuring charges and asset impairment	223,774	2,437	223,880	19,206
Stock-based compensation	428	363	3,281	2,742
Other non-cash gains	(82)	(68)	(635)	(396)
Adjusted EBITDA	$18,774	$22,833	$61,423	$70,355

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	40 Weeks Ended
	October 7,	October 8,
(In thousands)	2017	2016
Cash flow activities
Net cash provided by operating activities (a)	$71,563	$81,134
Net cash used in investing activities	(277,156)	(52,536)
Net cash provided by (used in) financing activities (a)	194,444	(24,505)
Net cash used in discontinued operations	(48)	(414)
Net (decrease) increase in cash and cash equivalents	(11,197)	3,679
Cash and cash equivalents at beginning of fiscal year	24,351	22,719
Cash and cash equivalents at end of fiscal year	$13,154	$26,398

(a) Prior period amounts have been adjusted for the impact of the adoption of ASU 2016-09. Refer to Note 2 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.

Net cash provided by operating activities. Net cash provided by operating activities decreased during the current year-to-date period from the prior year-to-date period by approximately $9.6 million mainly due to the timing of working capital requirements, particularly higher accounts receivable balances associated with sales to new and existing distribution customers, largely offset by lower customer advances to support sales growth compared to the prior year period.

Net cash used in investing activities. Net cash used in investing activities increased $224.6 million in the current year compared to the prior year primarily due to the recent acquisition (see Note 3 to the condensed consolidated financial statements).

The Food Distribution, Military and Retail segments utilized 25.1%, 11.1% and 63.8% of capital expenditures, respectively, in the current year.

Net cash provided by (used in) financing activities. Net cash provided by financing activities increased $218.9 million in the current year compared to the prior year primarily due to borrowings on the revolving credit facility to fund the recent acquisition.

Net cash used in discontinued operations. Net cash used in discontinued operations contains the net cash flows of the Company’s Retail and Food Distribution discontinued operations and is primarily composed of facility maintenance expenditures.

Debt Management

Total debt, including capital lease obligations and current maturities, was $670.9 million and $431.1 million as of October 7, 2017 and December 31, 2016, respectively. The increase in total debt was driven by drawdowns on the credit facility to finance the recent acquisition.

Subsequent to the end of the third quarter of fiscal 2017, the Company paid the outstanding balance on the Senior secured term loan of $52.2 million with proceeds from its Senior secured revolving credit facility.  As a result of this transaction, annual interest expense is expected to be reduced through a reduction of the average interest rates paid.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility which has maximum available credit of $1.0 billion. As of October 7, 2017, the senior secured revolving credit facility and senior secured term loan collectively had outstanding borrowings of $627.7 million. Additional available borrowings under the Company’s $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $348.2 million at October 7, 2017. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $9.2 million were outstanding as of October 7, 2017. The revolving credit facility matures December 2021, and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.81-to-1 at October 7, 2017 compared to 1.77-to-1 at December 31, 2016, and its investment in working capital was $455.6 million at October 7, 2017 compared to $387.5 million at December 31, 2016. Net debt to total capital ratio was 0.48-to-1 at October 7, 2017 compared to 0.33-to-1 at December 31, 2016.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of October 7, 2017 and December 31, 2016.

	October 7,	December 31,
	2017	2016
Current maturities of long-term debt and capital lease obligations	$19,407	$17,424
Long-term debt and capital lease obligations	651,537	413,675
Total debt	670,944	431,099
Cash and cash equivalents	(13,154)	(24,351)
Total net long-term debt	$657,790	$406,748

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. At October 7, 2017, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the year-to-date period ended October 7, 2017, the Company returned $41.1 million to shareholders from dividend payments and share repurchases. A 10.0% increase in the quarterly dividend rate from $0.15 per share to $0.165 per share was approved by the Board of Directors and announced on March 6, 2017. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond October 7, 2017. These commitments consist primarily of operating leases and purchase commitments (as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016), standby letters of credit of $9.2 million as of October 7, 2017, and interest on long-term debt and capital lease obligations.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of October 7, 2017 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the third quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 12 week period ended October 7, 2017. All employee transactions are under associate stock compensation plans. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

	Total
	Number	Average
	of Shares	Price Paid
Period	Purchased	per Share
July 16 – August 12, 2017
Repurchase Program	265,378	$26.86
August 13 – September 9, 2017
None	—	$—
September 10 – October 7, 2017
Employee Transactions	1,550	$26.46
Repurchase Program	296,472	$25.30
Total for Quarter ended October 7, 2017
Employee Transactions	1,550	$26.46
Repurchase Program	561,850	$26.03

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1

Asset Purchase Agreement dated as of November 3, 2016 by and among SpartanNash Company, Caito Food Service, Inc., Blue Ribbon Transport, Inc., and Matthew Caito as Seller’s Representative. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2016. Incorporated herein by reference.

2.2

Amendment to Asset Purchase Agreement dated as of January 6, 2017 by and among SpartanNash Company, Caito Food Service, Inc., Blue Ribbon Transport, Inc., and Matthew Caito as Seller’s Representative. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 9, 2017. Incorporated herein by reference.

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2017. Incorporated herein by reference.

3.2

Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017. Here incorporated by reference.

10.1	Executive Employment Agreement between SpartanNash Company and Mark Shamber.

10.2	Executive Severance Agreement between SpartanNash Company and Mark Shamber.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: November 9, 2017	By	/s/ Mark E. Shamber
Mark E. Shamber Executive Vice President and Chief Financial Officer