Form 10-K
period 2017-12-30
SpartanNash Co
filed 2018-02-26
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2017.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File requirement to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company (as defined in Rule 12b-2 of the Securities Exchange Act).

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Select Market on July 14, 2017 (which was the last trading day of the registrant’s second quarter in the fiscal year ended December 30, 2017) was $955,521,432.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 23, 2018 was 36,048,591, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held May 23, 2018

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

PART I

Item 1.  Business

Overview

SpartanNash Company (together with its subsidiaries, “SpartanNash” or the “Company”) is a Fortune 350 company whose core businesses include distributing grocery products to independent grocery retailers (“independent retailers”), national retailers, food service distributors, its corporate owned retail stores, and United States (“U.S.”) military commissaries and exchanges. SpartanNash serves customer locations in 47 states and the District of Columbia, Europe, Cuba, Puerto Rico, Italy, Bahrain, Djibouti and Egypt.  Through its Military segment, SpartanNash is a leading distributor of grocery products to military commissaries in the United States. The Company’s Retail segment operates neighborhood supermarkets that emphasize value beyond price, affordable wellness, commitment to local products and, as demonstrated throughout the organization, caring for their community and environment. The Company operates three reportable business segments: Food Distribution, Military and Retail.

The Company’s fiscal year end is the Saturday closest to December 31. The following discussion is as of and for the fiscal years ending or ended December 29, 2018 ("2018"), December 30, 2017 (“2017” or “current year”), December 31, 2016 (“2016” or “prior year”) and January 2, 2016 (“2015”), all of which include 52 weeks, and January 3, 2015 (“2014”), which included 53 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

Established in 1917 as a cooperative grocery distributor, Spartan Stores Inc. (“Spartan Stores”) converted to a for-profit business corporation in 1973. In January 1999, Spartan Stores began to acquire retail supermarkets in its focused geographic regions. In August 2000, Spartan Stores common stock became listed on the NASDAQ Stock Market under the symbol “SPTN.” On November 19, 2013, Spartan Stores merged with Nash-Finch Company (“Nash-Finch”) and the combined company was named SpartanNash Company. Unless the context otherwise requires, the use of the terms “SpartanNash,” and the “Company” in this Annual Report on Form 10-K refers to the surviving corporation SpartanNash Company and, as applicable, its consolidated subsidiaries.

On January 6, 2017, the Company acquired certain assets and assumed certain liabilities of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”). Caito is a leading supplier of fresh fruit and vegetables as well as value-added fresh-cut fruits and vegetables and prepared meals to retailers and food service distributors across 21 states in the Southeast, Midwest and Eastern United States. BRT offers temperature-controlled distribution and logistics services throughout North America. The acquisition strengthened the Company’s fresh product offerings and value-added services, such as freshly-prepared centerplate and side dish categories, and also complements the Company’s existing supply chain network.

The Company’s differentiated business model of Food Distribution, Military and Retail operations utilizes the complementary nature of each segment and enhances the ability of the Company’s independent retailers to compete in the grocery industry long-term. The model produces operational efficiencies, helps stimulate distribution product demand, and provides sharper visibility and broader business growth options. In addition, the diversification from Food Distribution, Military and Retail provides added flexibility to pursue the best long-term growth opportunities in each segment.

SpartanNash’s long-term goal is to create value for the Company's shareholders, retailers, and customers. To support these strategies, a well differentiated product offering in its Food Distribution, Military, and Retail segments has been established, as well as, the following key management priorities and strategies:

Food Distribution Segment:

•	Maximize growth opportunities by leveraging the Company’s unique combination of supply chain capabilities and retail competency to exceed the expectations of current and prospective customers.
•	Optimize and grow the network to create a highly efficient national distribution platform that provides innovative and impactful supply chain solutions for a variety of different sales channels.
•	Proactively pursue financially and strategically attractive acquisition opportunities.
•

Leverage the Caito acquisition to both expand the Company’s product offering into highly desired new categories, including fresh-cut produce and other value-added meal offerings, and to provide these prepared meals and related items to new and existing customers across the network.

•	Continue to build an industry leading private brand program that matches customer needs and preferences through a selection of private brands focused on quality, value, variety, taste and convenience.

Military Segment:

•

Continue to partner with the Defense Commissary Agency (“DeCA”) in its private brand initiative and overall goal of increasing customer traffic and business at the commissaries by offering one-stop shopping for military customers.

•	Leverage the size and scale of the Company’s Food Distribution and Retail segments to attract additional customers to the Company’s Military platform.
•

Continue to partner with Coastal Pacific Food Distributors (“CPFD”), the second largest military distributor of grocery products in terms of revenue, to leverage the advantage of a worldwide distribution network.

Retail Segment:

•

Increase customer satisfaction and loyalty by providing quicker, more convenient shopping experiences through the expansion of both the Company’s Fast Lane online ordering and curbside pick-up service as well as grocery home delivery services.

•	Focus on high quality fresh offerings, value beyond price, customer convenience and the SpartanNash associates at corporate owned retail stores.
•	Provide healthy living options to satisfy growing customer demand for organic, gluten free, and fresh products.
•	Enhance the customer experience through an improved assortment of healthier for you products, convenient meal solutions and increased value offerings in private brands and produce.
•	Utilize the Company’s technological capabilities to personalize the customer experience and both improve and increase the number of targeted offers to better match the desires of the consumer.

Supply Chain Network:

•	Leverage competitive position, scale and financial flexibility to further grow the distribution channel.
•

Gain efficiencies through productivity and efficiency initiatives, technology and by leveraging one supply chain network across segments to further realize benefits from continued investments in the optimization of the supply chain network.

•	Leverage the BRT acquisition to realize sales growth and cost reduction opportunities by utilizing the Company’s transportation fleet as well as inbound and outbound lanes.

Food Distribution Segment

The Company’s Food Distribution segment uses a multi-channel sales approach to distribute grocery products to independent retailers, national retailers, food service distributors, e-commerce providers, and the Company’s corporate owned retail stores. Total net sales from the Company’s Food Distribution segment, including sales to corporate owned retail stores that are eliminated in the consolidated financial statements, were approximately $4.9 billion for 2017. As of the end of 2017, the Company believes it is the sixth largest wholesale distributor, in terms of annual revenue, to supermarkets in the United States.

Customers. The Company’s Food Distribution segment supplies grocery products to a diverse group of approximately 2,100 independent retailers with operations ranging from a single store to supermarket chains with over 20 stores, food service distributors and the Company’s corporate owned retail stores. As of December 30, 2017, the Company operates in 47 states by leveraging a platform of 19 distribution centers servicing the Food Distribution and Military segments, with the greatest sales concentration predominantly in the Midwest and South regions. This extensive geographic reach drives economies of scale and provides opportunities for independent retailers to purchase products at competitive prices in order to compete in the grocery industry long-term.

Through its Food Distribution segment, the Company also services national retailers, including Dollar General. Sales to Dollar General are made to more than 14,000 of its retail locations, with sales representing 14.0%, 11.2%, and 10.7% of consolidated net sales for 2017, 2016 and 2015, respectively. The Company’s Food Distribution customer base is diverse, and no other single customer exceeded 3% of consolidated net sales in any of the years presented.

The Company’s ten largest Food Distribution customers (excluding corporate owned retail stores) accounted for approximately 52.0% of total Food Distribution net sales for 2017. Approximately 83% of Food Distribution net sales for 2017 are covered under supply agreements with independent retailers.

Products. The Company’s Food Distribution segment provides a selection of approximately 60,000 stock-keeping units (SKUs) of nationally branded and private brand grocery products (see “Marketing and Merchandising – Private Brands”) and perishable food products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmacy. With the acquisition of Caito, the product offering also includes fresh protein-based foods, prepared meals, and value-added products such as fresh-cut fruits and vegetables and prepared salads. These product offerings, along with best in class services, allow independent retailers the opportunity to support the majority of their operations with a single supplier. Meeting consumers’ needs will continue to be SpartanNash’s priority as it continues to leverage its complementary business model of Food Distribution, Military and Retail operations.

Valued-Added Services. The Company provides a comprehensive menu of valued-added services designed to assist retailers in becoming more profitable, efficient, competitive, and informed. The Company’s service departments are strategic partners who fill the gaps when time and resources are limited for the independent customers. From real estate and site surveys to a full spectrum of merchandising and marketing solutions, independent retailers can find the support they need to effectively operate their businesses. The Company provides over 100 distinct value-added services, including the following:

● Retail Development and Consulting	● Consumer Research
● Merchandising	● Product Reclamation
● Marketing and Advertising Solutions	● Inventory Support
● Shelf Management and Planograms	● Category Management
● Accounting, Payroll and Tax Preparation	● Customer Service and Order Entry
● Food Safety and Environmental Health	● Pharmacy Retail and Procurement Services
● Asset Protection	● Retail Pricing
● Supply Solutions	● Training
● Information Services and Technology	● Real Estate

Military Segment

The Company’s Military segment contracts with manufacturers and brokers to distribute a wide variety of grocery products, including dry groceries, beverages, meat, and frozen foods, primarily to U.S. military commissaries and exchanges. The Company’s Military segment, together with its partner, CPFD, represents the only worldwide delivery solution for providing grocery products to DeCA.

The Company is also the DeCA exclusive worldwide supplier of private brand grocery and related products to U.S. military commissaries. In accordance with its contract with DeCA, the Company procures the grocery and related products from various manufacturers and upon receiving customer orders from DeCA, either delivers the products to the U.S. military commissaries itself or engages CPFD to deliver the products on its behalf. There are approximately 450 SKUs of private brand products currently in the DeCA system as of December 30, 2017, and the Company anticipates up to 1,400 SKUs will be added under the program in 2018.

The distributed grocery products are delivered to over 160 military commissaries and over 440 exchanges located in more than 45 states across the United States, and the District of Columbia, Europe, Cuba, Puerto Rico, Italy, Bahrain, Djibouti and Egypt. The Company’s distribution centers are strategically located among the largest concentration of military bases in the areas the Company serves and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges. The Company’s Military segment has an outstanding reputation as a distributor focused on U.S. military commissaries and exchanges, based in large measure on its excellent service metrics, which include fill rate, on-time delivery and shipping accuracy.

DeCA operates a chain of 237 commissaries on U.S. military installations across the world that sells approximately $4.8 billion of grocery products annually. DeCA contracts with manufacturers to obtain grocery products for the commissary system. Manufacturers either deliver the products to the commissaries themselves or, more commonly, contract with distributors such as SpartanNash to deliver the products. Manufacturers must authorize the distributors as their official representatives to DeCA, and the distributors must adhere to DeCA’s frequent delivery system (“FDS”) procedures governing matters such as product identification, ordering and processing, information exchange and resolution of discrepancies. The Company obtains distribution contracts with manufacturers through competitive bidding processes and direct negotiations.

As of December 30, 2017, the Company has approximately 250 distribution contracts representing approximately 600 manufacturers that supply products to the DeCA commissary system and various exchange systems. Generally, larger contracts or those subject to a request-for-proposal process have definitive durations, whereas smaller contracts generally have indefinite terms; and all contract types allow for termination by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify which commissaries and exchanges to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements, and pricing and payment terms. The Company’s ten largest manufacturer customers represented approximately 45.6% of the Company’s Military segment sales for 2017.

As commissaries need to be restocked, DeCA identifies the manufacturer with which an order is to be placed, determines which distributor is the manufacturer’s official representative for a particular commissary or exchange location, and then places a product order with that distributor under the auspices of DeCA’s master contract with the applicable manufacturer. The distributor selects that product from its existing inventory, delivers it to the commissary or commissaries designated by DeCA, and bills the manufacturer for the product shipped. The manufacturer then bills DeCA under the terms of its master contract. Overseas commissaries are serviced in a similar fashion, except that a distributor’s responsibility is to deliver products as and when needed to the port designated by DeCA, which in turn bears the responsibility for shipping the product to the applicable commissary or overseas warehouse. Due to the unique terms of this arrangement, working capital requirements are significant.

After the Company ships a particular manufacturer’s products to commissaries in response to an order from DeCA, the Company invoices the manufacturer for the product price plus a drayage fee that is typically based on a percentage of the purchase price, but may in some cases be based on a dollar amount per case or pound of product sold. The Company’s order handling and invoicing activities are facilitated by procurement and billing systems developed specifically for the Military business, which address the unique aspects of its business, and provide the Company’s manufacturer customers with a web-based, interactive means of accessing critical order, inventory and delivery information.

Retail Segment

As of December 30, 2017, the Company operates 145 corporate owned retail stores in nine states, predominantly in the Midwest region primarily under the banners of Family Fare Supermarkets, D&W Fresh Market, VG’s Grocery, Dan’s Supermarket and Family Fresh Market. Retail banners and numbers of stores are more fully detailed in Item 2, “Properties,” of this report. The Company’s corporate owned retail stores range in size from approximately 14,000 to 90,000 total square feet, or on average, approximately 42,000 total square feet per store.

The Company’s neighborhood market strategy distinguishes its corporate owned retail stores from supercenters and limited assortment stores by focusing on value beyond price, affordable wellness, commitment to local products, and caring for the community and environment. The Company’s strategy is also focused on increasing customer satisfaction through quality service and convenience, and in the second quarter of 2017, the Company introduced Fast Lane, its new online ordering and curbside pick-up service. The Company now offers the service in approximately 40 corporate owned retail stores and anticipates rolling it out to up to 30 stores in 2018. The Company also began piloting home delivery services in the fourth quarter of 2017 to further improve convenience and service for its customers.

The Company’s corporate owned retail stores offer nationally branded and private brand grocery products (see “Marketing and Merchandising – Private Brands”), as well as perishable food products including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products and health and beauty care products. Private brand grocery products typically generate higher retail margins while also improving customer loyalty by offering quality products at affordable prices.

As of December 30, 2017, the Company offers pharmacy services in 87 of its corporate owned retail stores (of which 76 of the pharmacies are owned), and operates one free-standing pharmacy location. The Company believes the pharmacy service offering in its corporate owned retail stores is an important part of the consumer experience. In its Michigan pharmacies and a number of its pharmacies in Minnesota and Nebraska, the Company offers free medications (antibiotics, diabetic medications and prenatal vitamins) along with generic drugs for $4 and $10, and meal planning solutions for preventative health and education for its customers.

As of December 30, 2017, the Company operates 31 fuel centers primarily at its corporate owned retail stores operating predominantly under the banners Family Fare Quick Stop and D&W Quick Stop. These fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of popular consumable products. The Company’s prototypical Quick Stop stores are approximately 1,100 square feet in size.

The Company’s corporate owned retail stores are primarily the result of acquisitions prior to June 2015, including the merger with Nash-Finch in November 2013. The following chart details the changes in the number of corporate owned retail stores over the last five fiscal years, including the transition year ended December 28, 2013:

	2013	2014	2015	2016	2017
Number of stores at beginning of year	101	172	162	163	157
Stores acquired or constructed during year	78	1	7	—	—
Stores closed or sold during year	7	11	6	6	12
Number of stores at end of year	172	162	163	157	145

During 2017, the Company completed five major remodels and also opened one new fuel center. In connection with the remodeling efforts, the Company converted three corporate owned retail stores to the Family Fare Supermarkets banner. The Company expects to continue making targeted capital investments during 2018 through remodels at select corporate owned retail stores and, if opportunities arise, by either opening additional fuel centers or entering into partnerships with existing fuel operations. The Company will continue to evaluate its store base and expects to close or sell five to seven stores in 2018 depending on circumstances and opportunities.

Supply Chain Network

The Company continues to integrate its supply chain organization to optimize the network, increase asset utilization and leverage programs that will drive more value for its retailers, customers, and shareholders. The Company continually reviews the optimization of its network and, through doing so, has added Food Distribution operations to several facilities which were previously dedicated solely to the Military segment. The Company consolidated one warehouse during the year and may close, open, or acquire warehouses in the future depending on needs and opportunities. The Company also made significant progress in integrating the Caito and BRT operations by rolling out Caito products to other warehouses and customers and by integrating BRT with its managed freight function to gain efficiencies and reduce costs, as well as drive growth in the brokerage business by maximizing backhaul opportunities and meeting supplier needs.

The Company’s distribution network is comprised of 19 distribution centers, which are utilized to service the Food Distribution and Military segments. The distribution centers provide for approximately 8.7 million total square feet of warehouse space. The Company has new and ongoing initiatives to improve the efficiency of its supply chain through innovation, investments in technology and automation.

The Company operates a fleet of approximately 500 over-the-road tractors, 450 dry vans, and 1,000 refrigerated trailers. Through routing optimization systems, the Company carefully manages the more than 64 million miles driven by its fleet and third party carriers annually servicing military commissaries, exchanges, independent retailers, national retailers and corporate owned retail stores. During 2017, the Company substantially completed the uniform branding of all of its tractors with the SpartanNash logo and tagline “Taking Food Places.” In addition, the Company continues to add lift gates to its existing fleet in order to better service a more diverse group of customers.

Reporting Segment Financial Data and Products

Refer to the segment information in the notes to consolidated financial statements for additional information about the Company’s sales by type of similar products and services. All of the Company’s sales and assets are in the United States of America. Consolidated net sales include the net sales of its Food Distribution business, which exclude sales to corporate owned retail stores, the net sales of its Military segment, and the net sales of its corporate owned retail store and fuel centers in its Retail segment.

Discontinued Operations

Certain of the Company’s Food Distribution and Retail operations have been recorded as discontinued operations. Discontinued operations consist of certain locations that have been closed or sold.

Marketing and Merchandising

General. The Company continues to align its marketing and merchandising strategies with current consumer behaviors by delivering initiatives centered on personalization, value beyond price, affordable wellness, local focus and social responsibility – all designed to deliver a superior shopping experience for customers. During 2017, the Company refreshed its brand positioning for Family Fare, its primary Retail banner, to incorporate these areas of focus. These strategies seek to use consumer data and insights to deliver products, promotions, content and experiences to satisfy the consumer’s needs.

The Company believes that data from its “yes” loyalty program gives it competitive insight into consumer shopping behavior. This gives the Company the flexibility to adapt to rapidly changing conditions by making tactical and more effective adjustments to its marketing and merchandising programs. As investments are made to remodel and/or rebanner various stores, the Company continues to roll out the “yes” program to expand its knowledge of its customers and to provide its loyalty rewards in additional markets.

The Company’s investment to further strengthen its knowledge of the consumer has continued to drive process improvements in several areas: creation of a robust self-serve data tool that enables category managers to make consumer centric merchandising and marketing decisions; continuous refinement of Key Value Items (“KVI”) analyses that align pricing for the most price sensitive items with the most price sensitive customer segments; the development of a customer strategy that will be used to guide its internal business processes and go-to market strategy; and the evolution of its customer segmentation that takes it beyond the purchase and transactional behavior to lifestyle. These initiatives better position the Company to deliver a shopping experience that constantly responds to the ever-changing needs of its consumers.

The Company has been building tools and capabilities to enable relevant, personalized content across its marketing channels and focusing on expanding its digital, social and mobile capabilities. New mobile apps specific to each Retail banner were recently launched, providing consumers with the ability to view store ads, create shopping lists, shop via Fast Lane, clip coupons, and join virtual shopping clubs, all from their mobile device. This will help the Company further build longer-term customer loyalty through convenience and value, maintain efficient marketing spend and increase return on investment, improve its sales growth opportunities, and further strengthen its business position. As the Company continues to build these capabilities, along with its other strategies, the Company will continue to share its marketing and merchandising learnings and best practices across its wholesale customer base.

In addition to sharing the expertise gained in its Retail operations, the Company differentiates itself from its competitors by offering a full set of value added support services to its Food Distribution customers. These services, which are further described above, help the independent retailers to operate and compete effectively, and many of them are not offered by the Company’s competition.

As the Company works to better differentiate its Retail stores and roll out its refreshed brand positioning, the Company is selectively adding products and services to better meet customers’ changing needs. For instance, the Company is adding full service meat and seafood departments which include many items handmade in store, and has added produce preparation services, smokehouses, expanded beer and wine selections, and other offerings to certain stores to enhance the customers’ experience. The Company has been adding signage and improved displays in departments such as pet products, laundry, and snacks in order to improve foot traffic in these aisles and drive sales. The Company continues to add fuel centers and Starbucks Coffee or Caribou Coffee shops in certain corporate owned retail stores, and also provides consumers with fuel purchase discounts at fuel centers through its corporate owned retail stores or by partnering with third party fuel centers.

As consumers increasingly emphasize affordable wellness, the Company believes that it can be a provider and resource for products and services that will support their needs. In 2017, the Company continued to expand its offerings and partnerships and undertook the following key initiatives. First, the Company continued to expand its “Living Well” product offerings through in-line merchandising concepts. Second, the Company established partnerships with health systems and providers to provide wellness specialists-led store tours to help educate consumers to make healthier food choices. Third, the Company increased its retail product offering and assortment for organic, gluten-free, meat-free, non-GMO products and other healthier food options. Finally, the Company offers a best in class pharmacy program, including $4 and $10 generics and free diabetic and prenatal prescriptions.

In support of its commitment to local products and caring for the community and environment, the Company is proud to work with local farmers and vendors to provide locally grown produce and products in many of its stores. The Company offers a significant selection of local products in many of its stores, well in excess of most of its competitors’ offerings. In some of its stores the Company collects items from customers for recycling, and the Company has been recognized as a best in class recycler of its own waste. Also, in an effort to reduce costs and reduce its environmental footprint, the Company has many initiatives to reduce energy usage, including the installation of energy efficient lighting and refrigeration in its stores.

Private Brands. SpartanNash provides a best in class private brand program, offering a full line of proprietary and licensed private brands in its corporate owned retail stores and its independent retailer customers, as well as partnering with DeCA in the design and launch of its military private brands. SpartanNash believes that its private brand offerings are some of its most valuable strategic assets, demonstrated through customer loyalty and profitability. The Company continues to invest in improvements to its private brands by offering quality, value, and assortment, and believes the success of its private brands to be of vital importance. The Company’s products have been frequently recognized for excellence in packaging design and product development.

The Company continues to enhance its private brand programs for both independent customers and corporate owned retail stores, and in 2017, launched its Our Family® private brand into its Michigan stores. The transition from the Spartan™ brand to Our Family® provides the Company with a system-wide, national brand equivalent or better quality program, as well as allows the Company to streamline its supply chain to deliver a larger variety of product offerings at a lower cost to consumers. The transition to Our Family® as the Company’s primary private brand is expected to be completed in the first half of 2018. Also in 2017, the Company began incorporating its own fresh-cut fruits and vegetables into the Open Acres™ private brand, which supports the Company’s living well offering. Additionally, Eternal Oceans™ was launched as the Company’s sustainability initiative for seafood within the Open Acres™ brand. SpartanNash also launched a product declaration “free from” initiative, with a goal of assigning brand specific bullets alerting consumers of certain undesirable ingredients that have been eliminated, creating a “cleaner” product offering. The Company expects this program to continue throughout 2018 and become core to the Company’s product development principles in all future development. The Company plans to introduce approximately 350 additional new items in 2018 throughout its private brand portfolio, which includes the rollout of the Good to Go™ meal solutions program.

SpartanNash currently markets and distributes private brand items primarily under the following brands: Our Family® (national brand equivalent or better grocery products); Open Acres™ (fresh products); Top Care (health and beauty care); Tippy Toes (baby); Full Circle™ (organic and wellness); Culinary Tours™ (premium quality foods); PAWS Premium (pet supplies); and Valu Time (value). SpartanNash is also the exclusive worldwide distributor of DeCA’s private brands, Freedom’s Choice® and Home Base®.

Competition

The Company’s Food Distribution, Military and Retail segments operate in a highly competitive industry, which typically results in low profit margins for the industry as a whole. The Company competes with, among others, regional and national grocery distributors, large chain stores that have integrated wholesale and retail operations, mass merchandisers, e-commerce providers, deep discount retailers, limited assortment stores and wholesale membership clubs, many of whom have greater resources than the Company. The Company also faces competition from rapidly growing alternative retail channels, such as dollar stores, discount supermarket chains, Internet-based retailers and meal-delivery services.

Food Distribution competes directly with a number of traditional and specialty grocery wholesalers and retailers that maintain or develop self-distribution systems for the business of independent grocery retailers. In addition, the Company’s independent customers face intense competition from supercenters, deep discounters, mass merchandisers, limited assortment stores, and e-commerce providers. The Company partners with its customers to help them compete effectively. The primary competitive factors in the Food Distribution business include price, service, product quality, variety and other value-added services. The Company believes its overall service level, which is defined as actual units shipped divided by actual units ordered, is among industry leaders in terms of performance.

The Company is one of ten or fewer distributors in the United States with annual sales to the DeCA commissary system in excess of $100 million that distributes products via the frequent delivery system. The remaining distributors that supply DeCA tend to be smaller regional and local providers. In addition, manufacturers contract with others to deliver certain products, such as baking supplies, produce, delicatessen items, soft drinks and snack items, directly to DeCA commissaries and service exchanges. Because of the narrow margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic area(s) a distributor serves. As a result, no single distributor in this industry, by itself, has a nationwide presence. Rather, distributors tend to concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently. In addition, distributors that operate larger non-military specific distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing distribution centers. The Company believes the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers. The Company believes its competitive position is strong with respect to all of these factors within the geographic areas where it competes.

Despite the ongoing commissary sales challenges, the Company has been working diligently to realize opportunities and has expanded vendor relationships to new military bases and continues to roll out the Company’s private brand product offerings. The Company believes that the private brand offering, when fully executed, will drive more traffic and business into the commissaries as a whole. By providing a combination of national and private brand products, the commissaries are offering one-stop shopping for military customers, which should benefit all of the constituents of the DeCA system.

The principal competitive factors in the retail grocery business include the location and image of the store; the price, quality and variety of the perishable products; and the quality, convenience and consistency of service. In addition to competing with traditional grocery stores, the Company competes with supercenters, deep discounters, mass merchandisers, limited assortment stores, and e-commerce providers. The Company believes it has developed and implemented strategies and processes that allow it to be competitive in its Retail segment by providing convenience, customer experience, and the assortment consumers want. The Company monitors planned competitor store openings and uses established proactive strategies to respond to new competition both before and after the competitive store opening. Strategies to react to competition vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, nine competitor supercenters opened in geographic areas in which the Company currently operates corporate owned retail stores with four additional openings expected to occur during 2018. As a result of these openings, the Company believes the majority of its supermarkets compete with one or more supercenters. The Company is also responding to growing competition from online and non-traditional retailers by adding new options and services such as Fast Lane, its new online ordering and curbside pick-up service, as well as home delivery.

Seasonality

In certain geographic areas, the Company’s sales and operating performance varies with seasonality. Many stores are dependent on tourism, and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

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

Intellectual Property

The Company owns valuable intellectual property, including trademarks, tradenames, and other proprietary information, some of which are of material importance to its business.

Technology

In 2017, the Company focused on the integration of systems relating to the Caito acquisition and the remaining systems for the merger with Nash-Finch. Additionally, there have been many projects to expand and update technologies in support of various business and operational needs, such as the design and initial development of a new promotion and ad planning system for use in both the Food Distribution and Retail businesses.

Supply Chain. During 2017, the Company continued to implement the standard order management system, which is expected to be completed in 2018. Standardization of the inventory management, distribution pricing and invoicing system was also initiated in 2017 with an anticipated completion date of 2019. The Company completed the implementation of a new environmental integrity monitoring system for the transportation fleet, implemented technology support associated with Food Safety Modernization Act requirements and has successfully converted more than half of the Company’s independent customers to state-of-the-art Business-to-Business technology.

Retail Systems. The Company implemented Fast Lane, a click-and-collect grocery ordering system, in approximately 40 corporate owned retail stores and is currently testing delivery in two locations. Fast Lane will continue to be deployed in additional stores in 2018. The Company enhanced its electronic payment system to support chip and pin/signature cards in all retail locations and also implemented a new back-end processing system. The Company also completed technology support for new Nutrition Labeling requirements, and is in the final testing phase of a major upgrade to its digital mobile application for customer use. The Company began the testing of a major upgrade and replacement of the computer-assisted ordering system used in the corporate retail locations, and also initiated preparations for testing a 2018 pilot of a major upgrade to the Point-of-Sale software.

Administrative Systems and Infrastructure. In the first quarter of 2017, the Company completed the consolidation of the accounts receivable system from the Nash-Finch merger. Additionally, the general ledger, fixed asset systems, EDI processing, payroll, labor management and human resources systems were standardized as part of the Caito integration. Additional upgrades to the infrastructure in the primary and back up data centers were also completed to improve the flexibility of disaster recovery and non-stop processing.

Associates

As of December 30, 2017, the Company employs approximately 14,800 associates, 9,100 on a full-time basis and 5,700 on a part-time basis. Approximately 1,200 associates, or 8% of the total workforce, were represented by unions under collective bargaining agreements. The collective bargaining agreements covering these associates will expire between January 2019 and February 2021. The Company considers its relations with its union and non-union associates to be good and has not had any material work stoppages in over twenty years.

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

Business and Operational Risks

The Company operates in an extremely competitive industry. Many of the Company’s competitors are much larger and may be able to compete more effectively.

The Company’s Food Distribution and Retail segments have many competitors, including regional and national grocery distributors, large chain stores that have integrated wholesale and retail operations, mass merchandisers, e-commerce providers, deep discount retailers, limited assortment stores and wholesale membership clubs. The Company’s Military segment faces competition from large national and regional food distributors and smaller distributors. Many of the Company’s competitors have greater resources than the Company.

Industry consolidation, alternative store formats, nontraditional competitors and e-commerce have contributed to market share losses for traditional grocery stores. The Company’s Food Distribution, Military and Retail segments are primarily focused on traditional retail grocery trade, which faces competition from faster growing alternative retail channels, such as dollar stores, discount supermarket chains, Internet-based retailers and meal-delivery services. The Company expects these trends to continue. If the Company is not successful in competing with these alternative channels, or growing sales into such channels, its business or financial results may be adversely impacted.

The Company may not be able to successfully integrate the assets of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”), and the Company may incur significant costs to integrate and support these and other assets it acquires.

In January 2017, the Company acquired the assets of Caito and its affiliate, BRT. The integration of acquired assets requires significant time and resources, and the Company may not manage these processes successfully. As part of this acquisition, the Company acquired a new Fresh Kitchen facility that was in the process of being constructed. The Fresh Kitchen had no history of operations, and the Company experienced delays in commencing its operation and achieving efficient levels of production volume. The Company expects that the Fresh Kitchen will not be profitable in the short-term, and there is no guarantee it will be profitable in the long-term. In addition, some grocery retailers previously serviced by Caito discontinued their purchases following the Company’s acquisition of the Caito assets. The Company is making investments of resources to support the acquired Caito and BRT businesses and replace lost volume, which will result in significant ongoing operating expenses and may divert resources and management attention from other areas of the business. If the Company fails to successfully integrate these assets and develop new business opportunities, it may not realize the benefits expected from the transaction and its business may not perform to expectations.

The Company’s private brand program for U.S. military commissaries may not achieve the desired results.

In December 2016, the Defense Commissary Agency (“DeCA” or “the Agency”), which operates U.S. military commissaries worldwide, competitively awarded the Company the contract to support and supply products for the Agency’s new private brand product program. Private brand products have not previously been offered in the Agency’s commissaries. The Company has invested and will continue to invest significant resources as it partners with DeCA to develop the program, and there is no guarantee of its success. The Company expects that DeCA will face significant competition in each product category from national brands that are familiar to consumers. If the Agency is unable to drive traffic and business at the commissaries by offering one-stop shopping for military customers through a combination of both national and private brand offerings, then both DeCA and the Company may be unable to achieve expected returns from this program, which could have a material adverse effect on the Company’s business. The success of the program will depend in part on factors beyond the Company’s control, including the actions of the Agency.

The Company may not be able to implement its strategy of growth through acquisitions.

Part of the Company’s growth strategy involves selected acquisitions of additional distribution operations, and to a lesser extent, retail grocery stores. Given the recent consolidation activity and limited number of potential acquisition targets within the food industry, the Company may not be able to identify suitable targets for acquisition and may make acquisitions which do not achieve the desired level of profitability or sales. Additionally, because the Company operates in the Food Distribution business, future acquisitions of retail grocery stores could result in the Company competing with its independent retailers and could adversely affect existing business relationships with those customers. As a result, the Company may not be able to identify suitable acquisition candidates in the future, complete acquisitions or obtain the necessary financing and this may adversely affect the Company’s ability to grow profitably.

Substantial operating losses may occur if the customers to whom the Company extends credit or for whom the Company guarantees loans or lease obligations fail to repay the Company.

From time to time, the Company may advance funds, extend credit and lend money to certain independent retailers and guarantee loan or lease obligations of certain customers. The Company seeks to obtain security interest and other credit support in connection with these arrangements but the collateral may not be sufficient to cover the Company’s exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements could negatively and materially impact the Company’s operating results and financial condition.

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

The Company’s business could be severely impacted by severe weather conditions, natural disasters, or other events that could affect the warehouse and transportation infrastructure used by the Company and its vendors to supply the Company’s corporate owned retail stores, and Food Distribution and Military customers. While the Company believes it has adopted commercially reasonable precautions, insurance programs, and contingency plans; the damage or destruction of Company facilities could compromise its ability to distribute products and generate sales. Unseasonable weather conditions that impact growing conditions and the availability of food could also adversely affect sales, profits and asset values.

Impairment charges for goodwill or other long-lived assets could adversely affect the Company’s financial condition and results of operations.

The Company is required to perform an annual impairment test for goodwill and other long-lived tangible and intangible assets in the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Testing goodwill and other assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or – for goodwill – the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of the Company’s future performance, may affect the fair value of goodwill or other assets. This could result in the Company recording a non-cash impairment charge for goodwill or other intangible assets in the period the determination of impairment is made. The Company cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other assets become impaired, the Company’s financial condition and results of operations may be adversely affected.

It may be difficult for the Company to attract and retain well-qualified associates, which would adversely affect the Company’s profitability and growth.

Recent low levels of unemployment have made it increasingly difficult to attract and retain qualified associates, and have caused upward pressure on wages. If the Company is unable to attract and retain quality associates to meet its needs, the Company could be required to increase its compensation offering, reduce staffing below optimal levels, or rely more on higher-cost third-party providers, which could adversely affect the Company’s profitability and growth. The Company’s success depends to a significant degree upon the continued contributions of senior management. The loss of any key member of the Company’s management team may prevent it from implementing its business plans in a timely manner. The Company cannot assure that successors of comparable ability will be identified and appointed and that the Company’s business will not be adversely affected.

Legal, Regulatory and Legislative Risks

The Company’s Military segment is dependent upon domestic and international military operations. A change in the military commissary system, including its supply chain, or a change in the level of governmental funding, could negatively impact the Company’s results of operations and financial condition.

Because the Company’s Military segment sells and distributes grocery products to military commissaries and exchanges in the United States and overseas, any material changes in the commissary system, the level of governmental funding to DeCA, military staffing levels, or locations of bases, or DeCA’s supply chain may have a corresponding impact on the sales and operating performance of this segment. These changes could include privatization of some or all of the military commissary system, relocation or consolidation of commissaries and exchanges, base closings, troop redeployments or consolidations in the geographic areas containing commissaries and exchanges served by the Company, or a reduction in the number of persons having access to the commissaries and exchanges. Mandated reductions in the government expenditures, including those imposed as a result of a sequestration, may impact the level of funding to DeCA and could have a material impact on the Company’s operations. If DeCA were to make material changes to its supply chain model, for example by limiting distribution authorization, then the Company’s Military segment could be affected.

Product recalls or other safety concerns regarding the Company’s products could harm the Company’s business.

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

The Company’s acquisition of Caito has expanded its food production capabilities and ability to offer fresh fruits and vegetables. The Company may need to recall such products if they become adulterated or if they are mislabeled, and the Company may be liable if the consumption of its products causes injury to consumers. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of inventory, and lost sales. A significant product recall or product liability claim could also result in adverse publicity, damage to the Company’s reputation, and a loss of confidence in the safety and quality of its products.

A number of the Company’s associates are covered by collective bargaining agreements, and unions may attempt to organize additional associates.

Approximately 29% and 12% of the Company’s associates in its Food Distribution and Military business segments, respectively, are covered by collective bargaining agreements (“CBAs”) which expire between January 2019 and February 2021. The Company expects that rising healthcare, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation with the labor unions. Upon the expiration of the Company’s CBAs, work stoppages by the affected workers could occur if the Company is unable to negotiate an acceptable contract with the labor unions. This could significantly disrupt the Company’s operations. Further, if the Company is unable to control healthcare and pension costs provided for in the CBAs, the Company may experience increased operating costs and an adverse impact on future results of operations.

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

The Company contributes to the Central States Southeast and Southwest Pension Fund (“Central States Plan” or “the Plan”), a multi-employer pension plan, based on obligations arising from its CBAs with Teamsters locals 406 and 908. SpartanNash does not administer or control this Plan, and the Company has relatively little control over the level of contributions the Company is required to make. Currently, the Central States Plan is underfunded and in critical and declining status, and as a result, contributions are scheduled to increase. The Company expects that contributions to this Plan will be subject to further increases. Benefit levels and related issues will continue to create collective bargaining challenges. The amount of any increase or decrease in its required contributions to this Plan will depend upon the outcome of collective bargaining, the actions taken by the trustees who manage the Plan, governmental regulations, actual return on investment of Plan assets, the continued viability and contributions of other contributing employers, and the potential payment of withdrawal liability should the Company choose to exit a geographic area, among other factors.

The Company also maintains defined benefit retirement plans for certain of its associates that do not participate in multi-employer pension plans. These plans are frozen. Expenses associated with the defined benefit plans may significantly increase due to changes to actuarial assumptions or investment returns on plan assets that are less favorable than projected. In addition, changes in the Company’s funding status could adversely affect the Company’s financial position.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table lists the locations and approximate square footage of the Company’s distribution centers used by its Food Distribution and Military segments as of December 30, 2017. The lease expiration dates for the distribution centers primarily servicing the Food Distribution segment range from February 2019 to July 2020, and for the Military segment range from August 2018 to January 2028. The Company believes that these facilities are generally well maintained and in good operating condition, have sufficient capacity, and are suitable and adequate to carry on its business for each of these segments.

Distribution Centers
	Square Footage
Location	Leased	Owned	Total
Grand Rapids, Michigan (a)	77,000	1,179,582	1,256,582
Norfolk, Virginia (b)	188,093	545,073	733,166
Omaha, Nebraska (a)	4,384	686,783	691,167
Bellefontaine, Ohio (a)	—	666,045	666,045
Oklahoma City, Oklahoma (b)	—	608,543	608,543
Columbus, Georgia (c)	531,900	—	531,900
Lima, Ohio (a)	—	517,552	517,552
Bloomington, Indiana (b)	—	471,277	471,277
San Antonio, Texas (c)	—	461,544	461,544
St. Cloud, Minnesota (a)	82,869	329,046	411,915
Lumberton, North Carolina (a)	386,129	—	386,129
Landover, Maryland (b)	368,088	—	368,088
Pensacola, Florida (b)	—	355,900	355,900
Indianapolis, Indiana (a) (d)	—	309,699	309,699
Fargo, North Dakota (a)	—	288,824	288,824
Sioux Falls, South Dakota (a)	79,300	196,114	275,414
Bluefield, Virginia (a)	—	187,531	187,531
Minot, North Dakota (a)	—	185,250	185,250
Lakeland, Florida (a)	—	42,125	42,125
Total Square Footage	1,717,763	7,030,888	8,748,651

(a)	Distribution center services the Food Distribution segment.
(b)	Distribution center services the Military segment.
(c)

Distribution center services both the Food Distribution and Military segments. Based on utilization estimates at December 30, 2017, the Food Distribution segment utilizes 36,000 square feet and 33,365 square feet at the San Antonio and Columbus distribution centers, respectively. Also, the Columbus location requires periodic lease payments to the holder of the outstanding industrial revenue bond, which is held by the Company. Upon expiration of the lease terms, the Company will take title to the property upon redemption of the bond.

(d)	Distribution center includes vertically-integrated food processing operations at this location, including the Company’s Fresh Kitchen.

The following table lists the Company’s retail stores, including the adjacent fuel centers of the related stores, by retail banner, number of stores, location and approximate square footage under each banner as of December 30, 2017.

Retail Segment
		Leased		Owned		Total
		Number	Square	Number	Square	Number	Square
Grocery Store Retail Banner	Location	of Stores	Feet	of Stores	Feet	of Stores	Feet
Family Fare Supermarkets	Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Iowa	77	3,335,835	7	374,244	84	3,710,079
D&W Fresh Market	Michigan	9	437,860	2	84,458	11	522,318
VG’s Grocery	Michigan	8	365,366	1	37,223	9	402,589
Family Fresh Market	Minnesota, Nebraska, Wisconsin	1	32,650	5	247,223	6	279,873
Dan's Supermarket	North Dakota	6	278,477	—	—	6	278,477
Econofoods	Minnesota, Wisconsin	3	111,278	4	95,635	7	206,913
Sun Mart Foods	Minnesota, Nebraska	1	31,733	5	150,897	6	182,630
Valu Land	Michigan	5	112,908	—	—	5	112,908
Supermercado Nuestra Familia	Nebraska	1	22,540	2	83,279	3	105,819
No Frills Supermarkets	Iowa, Nebraska	3	61,060	—	—	3	61,060
Forest Hills Foods	Michigan	1	50,791	—	—	1	50,791
Pick ‘n Save	Ohio	1	45,608	—	—	1	45,608
Dillonvale IGA	Ohio	1	25,627	—	—	1	25,627
Fresh City Market	Indiana	1	21,622	—	—	1	21,622
Fresh Madison Market	Wisconsin	1	21,470	—	—	1	21,470
Total		119	4,954,825	26	1,072,959	145	6,027,784

The Company also owns one fuel center that is not reflected in the retail square footage above: a Family Fare Quick Stop in Michigan that is not included with a corporate owned retail store but is adjacent to the Company’s corporate headquarters. Also not reflected in the retail square footage above is one stand-alone pharmacy located in Clear Lake, Iowa.

The Company’s service centers are located in Grand Rapids, Michigan; Minneapolis, Minnesota; and Norfolk, Virginia; consisting of office space of approximately 286,100 square feet in Company-owned buildings and 33,000 square feet in leased facilities. The Company also leases two additional off-site storage facilities consisting of approximately 50,300 square feet. The Company owns and leases to independent retailers seven stores totaling approximately 370,000 square feet and owns and leases to a third party one warehouse of approximately 400,000 square feet.

Item 3.   Legal Proceedings

From time-to-time, the Company is engaged in routine legal proceedings incidental to its business. The Company does not believe that these routine legal proceedings, taken as a whole, will have a material impact on its business or financial condition. Additionally, various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions, lawsuits and claims cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the Company’s consolidated financial position, operating results or liquidity. Legal proceedings, various lawsuits, claims, and other matters are more fully described in Note 9, Commitments and Contingencies, in the notes to consolidated financial statements, which is herein incorporated by reference.

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

Stock sale prices are based on transactions reported on the NASDAQ Global Select Market. Information on quarterly high and low sales prices for SpartanNash common stock for each of the last two fiscal years is as follows:

	2017
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Common stock price - High	$40.33	$26.99	$27.74	$37.80	$40.33
Common stock price - Low	19.85	19.85	23.26	25.08	31.54

	2016
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Common stock price - High	$39.96	$39.96	$33.89	$31.48	$31.01
Common stock price - Low	17.66	27.27	27.96	25.29	17.66

At February 23, 2018, there were approximately 1,300 shareholders of record of SpartanNash common stock. The Company has paid a quarterly cash dividend every quarter since the fourth quarter of fiscal 2006.

The table below outlines quarterly dividends paid on SpartanNash common stock in each of the last three years:

Dividend per
Effective Quarter	common share
1st through 4th quarters of 2015	$0.135
1st through 4th quarters of 2016	0.150
1st through 4th quarters of 2017	0.165

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

Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors (the “Board”) to declare future dividends. Each future dividend will be considered and declared by the Board at its discretion. Whether the Board continues to declare dividends and repurchase shares depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows, and compliance with the terms of its credit facilities. In May 2011, the Board authorized a five-year share repurchase program for up to $50 million of SpartanNash’s common stock that expired in May 2016, after the completion of the 2016 repurchases. During the first quarter of 2016, the Board authorized a new five-year share repurchase program for an additional $50 million of SpartanNash’s common stock. During the fourth quarter of 2017, the Board authorized an incremental $50 million share repurchase program expiring in 2022. After the 2017 repurchases were made, $65.0 million remains available under these programs.

		Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
October 8 − November 4, 2017	—	$—
November 5 − December 2, 2017	192,551	22.46
December 3 − 30, 2017	312,739	26.12
Total	505,290	$24.73

During 2017, 2016 and 2015, the Company repurchased 1,367,432; 396,030; and 282,363 shares of common stock for approximately $35.0 million, $9.0 million, and $9.0 million, respectively.

The equity compensation plans table in Part III, Item 12 of this report is herein incorporated by reference.

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on SpartanNash common stock to that of the Russell 2000 Total Return Index and the NASDAQ Retail Trade Index, over a period beginning March 30, 2013 and ending on December 30, 2017.

Cumulative total return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2017
SpartanNash
Russell 2000 Total Return Index
NASDAQ Retail Trade
250.00
200.00
150.00
100.00
50.00
0.00
3/30/2013
12/28/2013
1/3/2015
1/2/2016
12/31/2016
12/30/2017

The dollar values for total shareholder return plotted above are shown in the table below:

	March 30,	December 28,	January 3,	January 2,	December 31,	December 30,
	2013	2013	2015	2016	2016	2017
SpartanNash	$100.00	$136.96	$152.22	$130.27	$242.69	$167.78
Russell 2000 Total Return Index	100.00	123.23	128.93	123.84	150.23	172.24
NASDAQ Retail Trade	100.00	118.85	132.07	138.06	139.64	148.54

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

Item 6.  Selected Financial Data

The following table provides selected historical consolidated financial information of SpartanNash for each of the five years and periods ended December 28, 2013 through December 30, 2017, all of which were 52 week years with the exception of 2014 which was a 53-week year and the 39-week transition year ended December 28, 2013.

	Year Ended					Period Ended
(In thousands, except per share data)	2017	2016	2015	2014	2013 (a)	2013 (a)
Statements of Operations Data:
Net sales	$8,128,082	$7,734,600	$7,651,973	$7,916,062	$3,190,039	$2,597,230
Gross profit	1,144,909	1,111,494	1,115,682	1,156,074	619,523	486,880
Selling, general and administrative expenses	1,014,665	963,652	975,572	1,022,387	546,100	433,450
Merger/acquisition and integration	8,101	6,959	8,433	12,675	20,993	20,993
Restructuring charges and asset impairment (b)	228,459	32,116	8,802	6,166	16,877	15,644
Operating (loss) earnings	(106,316)	108,767	122,875	114,846	35,553	16,793
(Loss) earnings before income taxes and discontinued operations	(131,644)	89,963	100,259	90,449	15,082	2,070
Income tax (benefit) expense (c)	(79,027)	32,907	37,093	31,329	5,914	841
(Loss) earnings from continuing operations	(52,617)	57,056	63,166	59,120	9,168	1,229
Net (loss) earnings	$(52,845)	$56,828	$62,710	$58,596	$8,443	$741
Diluted (loss) earnings from continuing operations per share	(1.41)	1.52	1.67	1.57	0.39	0.05
Diluted (loss) earnings per share	(1.41)	1.51	1.66	1.55	0.36	0.03
Cash dividends declared per share	0.66	0.60	0.54	0.48	0.35	0.27
Balance Sheet Data:
Total assets (d)	$2,055,797	$1,930,336	$1,917,263	$1,923,455	$1,973,366	$1,973,366
Property and equipment, net	600,240	559,722	583,698	597,150	628,482	628,482
Working capital (d) (e)	509,705	387,507	396,263	455,694	418,076	418,076
Long-term debt and capital lease obligations (e)	740,755	413,675	467,793	541,683	588,034	588,034
Shareholders’ equity	721,950	825,407	790,779	747,253	706,873	706,873
(a)

The operating results of Nash-Finch are included in the consolidated statements of operations beginning on November 19, 2013. The Company’s fiscal year end was changed from the last Saturday in March beginning with the 39-week transition year ended December 28, 2013. For comparability purposes, the Company has also provided selected historical consolidated financial information for the 51-week year ended December 28, 2013 (unaudited).

(b)

In 2017, the Company recorded a $189.0 million goodwill impairment charge related to its Retail segment and $33.7 million of asset impairment charges primarily associated with long-lived assets in the Retail segment. See Note 5, Goodwill and Other Intangible Assets, and Note 6, Restructuring Charges and Asset Impairment, in the notes to consolidated financial statements for additional details.

(c)

In 2017, income taxes were impacted by the revaluation of deferred tax liabilities related to the corporate tax rate reduction enacted in the Tax Cuts and Jobs Act. Refer to Note 13, Income Tax, in the notes to consolidated financial statements for further explanation.

(d)

See Note 1, Summary of Significant Accounting Policies and Basis of Presentation, in the notes to consolidated financial statements. Due to the retrospective adoption of ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” in 2016, debt issuance costs were reclassified from Other assets, net to Long-term liabilities for all periods presented. This resulted in a decrease in Total assets and Long-term debt and capital lease obligations of $8,185, $8,827 and $10,285 at January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

(e)

See Note 1, Summary of Significant Accounting Policies and Basis of Presentation, in the notes to consolidated financial statements. Due to the retrospective adoption of ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” in 2015, deferred income taxes were reclassified from Current liabilities to Long-term liabilities for all periods presented. Adoption of this standard resulted in an increase in Working capital of $22,494 and $19,909 at January 3, 2015 and December 28, 2013, respectively.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

About SpartanNash

SpartanNash, headquartered in Grand Rapids, Michigan, is a leading multi-regional grocery distributor and grocery retailer whose core businesses include distributing grocery products to independent grocery retailers (“independent retailers”), national retailers, its corporate owned retail stores, and U.S. military commissaries and exchanges. Through its Military segment, SpartanNash is a leading distributor of grocery products to military commissaries in the United States. The Company’s Retail segment operates neighborhood supermarkets that emphasize value beyond price, affordable wellness, commitment to local products and, as demonstrated throughout the organization, caring for their community and environment. The Company operates three reportable business segments: Food Distribution, Military and Retail.

The Company’s Food Distribution segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to approximately 2,100 independent retailers, the Company’s corporate owned retail stores, food service distributors and various other customers. Through its Food Distribution segment, the Company also services national retailers, including Dollar General. Sales to Dollar General are made to more than 14,000 of its retail locations. The Food Distribution segment currently services customers in 47 states, primarily in the Midwest and Southeast regions of the United States.

The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products, including dry groceries, beverages, meat, and frozen foods, primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Cuba, Puerto Rico, Italy, Bahrain, Djibouti and Egypt. The Company is also the DeCA exclusive worldwide supplier of private brand grocery and related products to U.S. military commissaries. The Company has over 40 years of experience acting as a distributor to U.S. military commissaries and exchanges.

The Company’s Retail segment operated 145 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare Supermarkets, D&W Fresh Markets, VG’s Grocery, Dan’s Supermarket and Family Fresh Market as of December 30, 2017. The Company also offered pharmacy services in 87 of its corporate owned stores (of which 76 pharmacies are owned) and operated 31 fuel centers as of December 30, 2017. The retail stores have a “neighborhood market” strategy that focuses on value beyond price, affordable wellness, and commitment to local products.

The Company’s fiscal year end is the Saturday closest to December 31. The following discussion is as of and for the fiscal years ending or ended December 29, 2018 ("2018"), December 30, 2017 (“2017” or “current year”), December 31, 2016 (“2016” or “prior year”) and January 2, 2016 (“2015”), all of which include 52 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

In certain geographic areas, the Company’s sales and operating performance may vary with seasonality. Many stores are dependent on tourism, and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months.

Overview of 2017

In 2017, the Company continued to execute on its strategy to leverage its supply chain network to drive new and existing distribution business, invest in private brand offerings and customer convenience to provide a more differentiated product and service offering, and make targeted investments and strategic actions to enhance the Company’s retail store portfolio and overall profitability. Despite the challenging operating environment, the Company delivered against its initiatives, strengthened its foundation and core competencies, and has positioned itself for continued success.

The Company’s 2017 accomplishments and developments include:

Food Distribution

•

The Company completed the Caito and BRT acquisition in the first quarter of 2017 and continues to make progress integrating operations. The acquired businesses contributed approximately 5% of net sales in 2017. The Company now offers its own fresh-cut fruits and vegetables to a number of different customers and corporate owned retail stores, and has also begun limited production at its new Fresh Kitchen facility. While the startup of the facility has been slower than anticipated, the Company remains confident in the value of the product offerings to its customers and in the long-term growth of the business.

•

The Company realized sales growth in its Food Distribution segment primarily due to contributions from the Caito and BRT acquisition and organic sales growth of 3.7% over the prior year. The Company continues to focus on new business prospects to drive sales and profits, including opportunities in alternative sales channels and those in areas which the Company has a competitive advantage to address complicated logistics issues. The Company’s Food Distribution segment grew sales in the fourth quarter of 2017, marking the 8th consecutive quarter of organic sales growth for the segment, while also making continued improvements to its supply chain to further optimize its network. In connection with the sales growth and continued focus to better service its customers, the Company further integrated its supply chain by servicing both Food Distribution and Military customers from combined warehouses in 2017, increasing asset utilization and providing more opportunities for the Company to expand these efforts in 2018.

Military

•

In December of 2016, the Company was selected by DeCA to be the exclusive worldwide supplier of private brand grocery and related products to U.S. military commissaries. In connection with the overall arrangement, the Company leveraged its private brand capabilities and expertise to help design and develop both of DeCA’s proprietary and commissary-specific private brands. The rollout of the private brand program began in the second quarter of 2017, and as of December 30, 2017, the Company had approximately 450 SKUs of private brand products in the DeCA system. The Company looks forward to continuing its partnership with DeCA and anticipates up to 1,400 SKUs will be added under the program in 2018.

•

In the third quarter of 2017, the Company entered into an agreement to obtain incremental distribution business from a DeCA provider exiting these operations in the Southwest United States. This new business, together with increasing contributions from the DeCA private brand program, helped reverse the negative sales trend experienced in the first half of 2017 and helped improve the earnings trend despite elevated costs associated with hurricane weather and inefficiencies resulting from the onboarding of significant new business.

Retail

•

The Company continues to make targeted capital investments by remodeling select retail stores in key geographies, including the conversion of certain stores to the Family Fare banner. The Company also continued its store rationalization program, and in connection with overall business strategies, sold four corporate owned retail stores to new and existing Food Distribution customers, suspended the operations of one store, and closed seven others in connection with lease expirations and store rationalization plans during the year. The Company was also able to negotiate favorable lease terminations at two of its previously closed retail stores during the year.

•

At the end of the second quarter, the Company introduced Fast Lane, its online ordering and curbside pick-up service, and offers the service at approximately 40 retail stores as of December 30, 2017. The Company believes Fast Lane is essential to increasing customer satisfaction through quality service and convenience, and accordingly, anticipates rolling out the service to up to 30 additional stores by the end of 2018. Furthermore, the Company began piloting home delivery services in the fourth quarter of 2017 and expects to expand the service throughout 2018 depending on customer demand.

•

The Company recorded non-cash goodwill and asset impairment charges resulting from lower-than-expected operating results in the Company’s Retail segment and the anticipation of a continued competitive retail environment. Despite the impairment charges, the Company is focused on improving recent trends through a number of initiatives aimed at enhancing the consumers’ experience through an expanded assortment of better for you products, convenient meal solutions and increased value offerings in private brands and produce. The Company expects these initiatives, including a number of other convenience and service offerings outlined below, will lead to increased customer satisfaction and loyalty as they are deployed over the next year.

Other

•

The Company continues to enhance its private brand programs for both independent customers and corporate owned stores. In the third quarter, the Company launched the Our Family® private brand in the Michigan region. The brand replaces the Company’s Spartan™ brand and provides the Company with a system-wide, national brand equivalent or better quality product offering. The move to Our Family® also allows the Company to streamline its supply chain to deliver a larger variety of product offerings at a lower cost to consumers. The Company has been pleased with customer acceptance of the brand as well as its transition, which has gone smoothly and is expected to continue into 2018. In the second quarter, the Company began incorporating its own fresh-cut fruits and vegetables into the Open Acres™ private brand, and during the second half of 2017, continued to grow this initiative in volume and selection based on customer acceptance and demand. Lastly, the Company continues to expand its living well offering, which includes the natural and organic Full Circle® private brand line, fresh products offered through the Caito acquisition, and a significant number of new SKUs across organic produce and healthier specialty items.

•

In the fourth quarter of 2017, the Company re-measured its deferred tax assets and liabilities to reflect a change in the federal statutory rate from 35% to 21%, effective January 1, 2018, resulting from the Tax Cuts and Jobs Act ("Tax Act") that was enacted on December 22, 2017. Prior to enactment, the Company implemented tax planning strategies aimed at maximizing certain tax benefits that could arise from changes in the tax code, including the acceleration of certain deductions. As a result of the Tax Act and related tax planning strategies, the Company realized a provisional deferred income tax benefit of $26.0 million in the fourth quarter in connection with the re-measurement of existing deferred tax balances.

The accomplishments above helped position the Company for future earnings growth, but the competitive landscape and recent developments also present challenges to the Company and potential changes in trends that could impact 2018. For fiscal 2018, the Company anticipates year-over-year sales growth to continue in the Food Distribution segment driven primarily by incremental sales to high-growth customers as well as contributions from Caito’s Fresh Kitchen facility. New military commissary business in the Southwest, which will benefit sales comparisons for the first half of 2018, and contributions from the ongoing expansion of the DeCA private brand program should continue to drive sales growth in the Military segment. The Company expects that its Retail stores’ comparable sales will improve to slightly negative to flat by the end of the year as the stores benefit from the Company’s new positioning of its offerings. The sales outlook takes into consideration the impact of the new revenue recognition standard, which upon adoption in the first quarter of 2018 will reduce fiscal 2017 net sales by approximately $160 million as certain Food Distribution contracts that are currently reported on a gross basis will be reported on a net basis as the Company concluded that it does not control the goods or services prior to transfer to the customer. While the retail environment remains challenging, the Company is focused on capitalizing on its growth opportunities and leveraging its differentiated business model to drive sales and profitability. The Company continues to take actions that it believes will enhance the convenience and value that it provides its customers and continues to see positive results from these investments. To enhance this momentum, the Company intends to invest approximately 50% of its tax reform savings in its associates and programs designed to improve the Company’s competitive position.

Results of Operations

The following table sets forth items from the Company’s consolidated statements of operations as a percentage of net sales and the percentage change from the preceding year:

	Percentage of Net Sales						Percentage Change
	2017		2016		2015		2017	2016
Net sales	100.0		100.0		100.0		5.1	1.1
Gross profit	14.1		14.4		14.6		3.0	(0.4)
Selling, general and administrative expenses	12.5		12.5		12.8	*	5.3	(1.2)
Merger/acquisition and integration	0.1		0.1		0.1		16.4	(17.5)
Restructuring charges and goodwill/asset impairment	2.8		0.4		0.1		611.4	264.9
Operating (loss) earnings	(1.3)		1.4		1.6		(197.7)	(11.5)
Other income and expenses	0.3		0.2		0.3		34.7	(16.9)
(Loss) earnings before income taxes and discontinued operations	(1.6)		1.2		1.3		(246.3)	(10.3)
Income tax (benefit) expense	(1.0)		0.5	*	0.5		(340.2)	(11.3)
(Loss) earnings from continuing operations	(0.6)		0.7		0.8		(192.2)	(9.7)
Loss from discontinued operations, net of taxes	(0.1)	*	—		—		—	(50.0)
Net (loss) earnings	(0.7)		0.7		0.8		(193.0)	(9.4)

* Difference due to rounding

Results of Continuing Operations for 2017 Compared to 2016

Net Sales

		Percentage of		Percentage of
		Total		Total		Percentage
(In thousands)	2017	Net Sales	2016	Net Sales	Variance	Change
Food Distribution	$3,992,192	49.1%	$3,454,541	44.7%	$537,651	15.6
Military	2,144,022	26.4	2,197,014	28.4	(52,992)	(2.4)
Retail	1,991,868	24.5	2,083,045	26.9	(91,177)	(4.4)
Total net sales	$8,128,082	100.0%	$7,734,600	100.0%	$393,482	5.1

Net sales increased $393.5 million, or 5.1%, to $8.13 billion in 2017 from $7.73 billion in 2016. The increase in net sales was primarily attributable to contributions from the Caito acquisition, organic growth of 3.7% in the Food Distribution segment, new military commissary business in the Southwest in the second half of the year and increased contributions from the DeCA private brand program, partly offset by lower comparable sales at DeCA operated locations and lower sales at Retail resulting from the closure and sale of retail stores and a decrease in comparable store sales.

Food Distribution net sales, after intercompany eliminations, increased $537.7 million, or 15.6%, to $3.99 billion in 2017 from $3.45 billion in the prior year. The increase was primarily due to contributions from the Caito acquisition and organic growth of 3.7% related to incremental sales volume to existing customers.

Military net sales decreased $53.0 million, or 2.4%, to $2.14 billion in 2017 from $2.20 billion in the prior year. The decrease was primarily due to lower sales at the DeCA-operated commissaries, partially offset by new business in the Southwest and contributions from the DeCA private brand program.

Retail net sales decreased $91.2 million, or 4.4%, to $1.99 billion in 2017 from $2.08 billion in the prior year. The decrease in net sales was primarily attributable to $60.8 million of lower sales resulting from the closures and sales of retail stores as well as negative comparable store sales, partially offset by the impact of higher fuel prices. Comparable store sales for the year, excluding fuel, were negative 2.4% in both years. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Gross Profit – Gross profit represents net sales less cost of sales, which is described in further detail within Note 1, Summary of Significant Accounting Policies and Basis of Presentation, in the notes to the consolidated financial statements. Gross profit increased $33.4 million, or 3.0%, to $1.14 billion in 2017 compared to $1.11 billion in the prior year. As a percent of net sales, gross profit decreased from 14.4% to 14.1% due to several factors, most notably the increased mix of Food Distribution sales as a percentage of total sales. The rate was also impacted by margin investments at both Retail and Food Distribution, the cycling of a significant prior year LIFO benefit and lower fuel margins, partially offset by higher margin rates in the Military segment.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation (to the extent not included in Cost of Sales), out-bound freight and other administrative expenses. SG&A expenses increased $51.0 million, or 5.3%, to $1,014.7 million in 2017 from $963.7 million in the prior year, representing 12.5% of net sales in both years. The increase in SG&A expense was primarily attributable to higher operational expenses related to the Caito acquisition, increased healthcare costs and higher transportation and occupancy costs, partially offset by lower incentive compensation and other cost savings.

Merger/Acquisition and Integration Expenses – In 2017, $8.1 million of merger/acquisition and integration expenses were incurred mainly associated with the Caito and BRT acquisition, and to a lesser extent, other acquisition-related and ongoing merger activities. Prior year results included $7.0 million of merger/acquisition and integration expenses primarily associated with the Nash-Finch merger, particularly system upgrades and implementations, as well as costs incurred in connection with 2016 and 2015 acquisitions.

Restructuring Charges and Asset Impairment, Including Goodwill Impairment – In 2017, $228.5 million of net restructuring and asset impairment charges were incurred, predominantly associated with goodwill and asset impairment charges. The Company recorded a non-cash goodwill impairment charge of $189.0 million related to the Retail segment. The impairment was driven by significantly lower than expected Retail operating results due to an increasingly competitive retail environment and the related pricing pressures that are anticipated to negatively impact gross margin, operating profit, and future cash flows. The Company also recorded $35.6 million of asset impairment and restructuring charges primarily associated with the underlying performance of Company’s retail store base and the execution of its store rationalization program. Prior year results included $32.1 million of restructuring and asset impairment charges that consisted primarily of impairment charges related to four underperforming retail stores and restructuring charges primarily related to three retail stores and two food distribution centers. The facilities were closed as part of the Company’s retail store and warehouse rationalization plan.

Operating Earnings (Loss)

						Change in
		Percentage of		Percentage of		Percentage of
(In thousands)	2017	Net Sales	2016	Net Sales	Variance	Net Sales
Food Distribution	$83,296	2.1%	$85,093	2.5%	$(1,797)	(0.4)
Military	7,014	0.3	12,160	0.6	(5,146)	(0.2)
Retail	(196,626)	(9.9)	11,514	0.6	(208,140)	(10.4)
Operating (loss) earnings	$(106,316)	(1.3)%	$108,767	1.4%	$(215,083)	(2.7)

The Company reported an operating loss of ($106.3) million in 2017 compared to operating earnings of $108.8 million in the prior year. The decrease of $215.1 million was primarily attributable to current year non-cash goodwill and asset impairment charges of $222.7 million, predominantly related to the Retail segment, higher costs associated with Caito operations and Fresh Kitchen start-up activities, as well as increased LIFO and health care expenses, partly offset by lower incentive compensation expense and various cost savings initiatives.

Food Distribution operating earnings decreased $1.8 million, or 2.1%, to $83.3 million in 2017 from $85.1 million in the prior year. The decrease was primarily attributable to Caito operations and Fresh Kitchen start-up activities and higher LIFO expense, partially offset by net sales growth from new and existing customers, lower incentive compensation and lower operating expenses associated with various cost savings initiatives.

Military operating earnings decreased $5.1 million to $7.0 million in 2017 from $12.2 million in the prior year. The decrease was primarily due to lower sales at the DeCA-operated commissaries, higher supply chain costs associated with industry-wide transportation cost challenges, onboarding and ramping up new and high-growth lines of business and increased healthcare and LIFO expense, partially offset by growth from the new military commissary business in the Southwest and the DeCA private brand program, as well as lower incentive compensation and margin improvements.

Retail reported an operating loss of ($196.6) million in 2017 compared to operating earnings of $11.5 million in the prior year. The decrease was primarily due to goodwill and higher asset impairment charges, lower comparable store sales, investments in margin and store labor, and higher occupancy and healthcare costs, partly offset by lower costs related to incentive compensation, depreciation, merger/acquisition and integration and closed stores.

Interest Expense – Interest expense increased $6.2 million, or 32.8%, to $25.3 million in 2017 from $19.1 million in the prior year primarily due to increased borrowings related to the Caito and BRT acquisition and the timing of working capital requirements.

Debt Extinguishment – A loss on debt extinguishment of $0.4 million was incurred in 2017 in connection with the pay down of the term loan component of the senior secured credit facility. A loss on debt extinguishment of $0.2 million was incurred in 2016 in connection with the amendment of the senior secured credit facility.

Income Taxes – The effective income tax rates were 60.0% and 36.6% for 2017 and 2016, respectively. In the fourth quarter of 2017, the Company re-measured its deferred tax assets and liabilities to reflect a change in the federal statutory rate from 35% to 21%, effective January 1, 2018, resulting from the Tax Act that was enacted on December 22, 2017. As a result, the Company realized a provisional deferred income tax benefit of $26.0 million. The Company’s 2018 tax provision will be recorded at an effective rate that contemplates the new lower statutory rate, and is currently anticipated to be between 23% and 24%, depending on levels of profitability overall and between jurisdictions. Refer to Note 13, Income Tax, within the notes to the consolidated financial statements for additional information regarding the Tax Act.

Differences from the federal statutory rate are primarily due to the re-measurement of deferred taxes mentioned previously, state taxes, tax benefits related to stock-based compensation and charitable product donations in the current year and state taxes in the prior year. The Company’s effective tax rate was impacted by the stock-based compensation benefits recognized resulting from the adoption of ASU 2016-09. The tax impacts of stock-based compensation are primarily generated in the first quarter due to the timing of awards and vesting schedules.

Results of Continuing Operations for 2016 Compared to 2015

Net Sales

		Percentage of		Percentage of
		Total		Total		Percentage
(In thousands)	2016	Net Sales	2015	Net Sales	Variance	Change
Food Distribution	$3,454,541	44.7%	$3,305,094	43.2%	$149,447	4.5
Military	2,197,014	28.4	2,207,161	28.8	(10,147)	(0.5)
Retail	2,083,045	26.9	2,139,718	28.0	(56,673)	(2.6)
Total net sales	$7,734,600	100.0%	$7,651,973	100.0%	$82,627	1.1

Net sales for 2016 increased $82.6 million, or 1.1%, to $7.73 billion from $7.65 billion in 2015. The increase was primarily driven by business gains from new and existing customers in the Food Distribution and Military segments, which more than offset the negative impact of food deflation on all segments; lower sales at the DeCA-operated commissaries; and lower sales attributable to both the decrease in comparable retail store sales and the closure of retail stores.

Food Distribution net sales, after intercompany eliminations, increased $149.4 million, or 4.5%, to $3.45 billion in 2016 from $3.31 billion in 2015. The increase was primarily due to business gains from new and existing customers, which more than offset the negative impact of deflation.

Military net sales decreased $10.1 million, or 0.5%, to $2.20 billion in 2016 from $2.21 billion in 2015. The decrease was primarily due to lower sales at the DeCA-operated commissaries, partially offset by new business gains associated with the distribution of fresh products.

Retail net sales decreased $56.7 million, or 2.6%, to $2.08 billion in 2016 from $2.14 billion in 2015. Comparable store sales for the year, excluding fuel, improved to -2.4 percent from -2.9 percent in 2015. Despite four consecutive quarters of improved comparable store sales trends over the course of fiscal 2016, the ongoing deflationary environment and continued challenging economic conditions, particularly in certain western geographies, contributed to the lower sales at Retail. Specifically, the decrease in net sales was attributable to the negative comparable store sales and $40.0 million of lower sales due to the closure of retail stores and a fuel center, partially offset by $40.0 million of full-year net sales contributions from stores acquired in 2015. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Gross Profit – Gross profit represents net sales less cost of sales, which is described in further detail within Note 1, Summary of Significant Accounting Policies and Basis of Presentation, in the notes to the consolidated financial statements. Gross profit for 2016 was $1.11 billion compared to $1.12 billion in 2015. As a percent of net sales, gross profit decreased from 14.6% to 14.4% primarily due to the mix of business operations and the impact of continued deflation.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation (to the extent not included in Cost of Sales), out-bound freight and other administrative expenses.

SG&A expenses decreased $11.9 million, or 0.4%, to $963.7 million in 2016 from $975.6 million in 2015, and were 12.5% of net sales in 2016 compared to 12.8% in 2015. The decrease was due primarily to benefits from merger synergies and cost reduction efforts, lower depreciation associated with fully depreciated assets, and the impact of retail store closures, partially offset by higher health care and other benefit costs. The decrease in the rate to net sales was primarily due to the factors mentioned previously.

Merger/Acquisition and Integration Expenses – Merger integration and acquisition expenses consist of costs to integrate operations following the merger with Nash-Finch as well as costs incurred in connection with 2016 and 2015 acquisitions. Merger integration and acquisition expenses decreased in 2016 as a result of completing various merger integration activities and despite acquisition-related costs associated with the Caito and BRT acquisition.

Restructuring Charges and Asset Impairment – In 2016, $32.1 million in charges were recognized primarily related to the closure of four retail stores and two distribution centers, which were part of the Company’s warehouse and retail store rationalization plan, as well as asset impairment charges associated with certain underperforming retail stores. In 2015, charges of $8.8 million were recognized related to the closures of six retail stores and one distribution center, as well as asset impairment charges associated with certain underperforming retail stores.

Operating Earnings

						Change in
		Percentage of		Percentage of		Percentage of
(In thousands)	2016	Net Sales	2015	Net Sales	Variance	Net Sales
Food Distribution	$85,093	2.5%	$78,841	2.4%	$6,252	0.1
Military	12,160	0.6	17,059	0.8	(4,899)	(0.2)
Retail	11,514	0.6	26,975	1.3	(15,461)	(0.7)
Operating earnings	$108,767	1.4%	$122,875	1.6%	$(14,108)	(0.2)

Operating earnings decreased $14.1 million, or 11.5%, to $108.8 million in 2016 from $122.9 million in 2015. The decrease was primarily due to higher restructuring and asset impairment charges of $23.3 million and the impact of food deflation, which more than offset the sales growth at Food Distribution and lower operating expenses due in part to lower depreciation and productivity and efficiency initiatives.

Food Distribution operating earnings increased $6.3 million, or 7.9%, to $85.1 million in 2016 from $78.8 million in 2015. The increase was driven by sales growth from new and existing business, and lower operating expenses associated with supply chain improvements and lower depreciation, partially offset by higher costs for warehouse closings and health care benefits, as well as the negative impact of deflation.

Military operating earnings decreased $4.9 million, or 28.7%, to $12.2 million in 2016 from $17.1 million in 2015. The decrease was primarily due to lower sales at the DeCA-operated commissaries and the negative impact of deflation, which more than offset new business gains associated with the distribution of fresh products as well as lower restructuring and asset impairment charges that did not recur in 2016.

Retail operating earnings decreased $15.5 million, or 57.4%, to $11.5 million in 2016 from $27.0 million in 2015. The decrease was primarily due to higher restructuring and impairment charges and a decrease in comparable stores sales, partially offset by favorable rebate programs, higher fuel margins, and lower occupancy costs.

Interest Expense – Interest expense decreased $2.7 million, or 12.5%, to $19.1 million in 2016 from $21.8 million in 2015. The decrease in interest expense was primarily due to lower debt levels and lower interest rates primarily due the prepayment of $50.0 million of Senior Notes in 2015.

Debt Extinguishment – A loss on debt extinguishment of $0.2 million was incurred in 2016 in connection with the amendment of the senior secured credit facility. A loss of debt extinguishment of $1.2 million was incurred in 2015 in connection with the prepayment of the Senior Notes (see Debt Management under “Liquidity and Capital Resources”).

Income Taxes – The effective income tax rates were 36.6% and 37.0% for 2016 and 2015, respectively. The difference from the federal statutory rate in both 2016 and 2015 were primarily due to state income taxes.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude start-up costs associated with the new Fresh Kitchen operation, expenses (incentive compensation and professional fees) associated with tax planning strategies related to the 2017 Tax Cuts and Jobs Act, and an executive retirement stock compensation award. The Fresh Kitchen is a newly constructed facility that provides the Company with the ability to process, cook, and package fresh protein-based foods and complete meal solutions. Given the Fresh Kitchen represents a new line of business for the Company, the start-up activities associated with testing, training, and preparing the Fresh Kitchen for production, as well as incorporating the related operations into the business, are considered “non-operational” or “non-core” in nature. The Tax Cuts and Jobs Act was enacted in 2017 and resulted in a significant tax benefit to the Company due to the re-measurement of deferred taxes. The Company also incurred expenses related to tax planning strategies aimed at maximizing the tax benefit associated with the change in federal tax legislation. These items are not expected to recur in the foreseeable future and are considered “non-operational” or “non-core” in nature. The retirement stock compensation award represents incremental compensation expense in connection with an executive retirement that is also considered “non-operational” or “non-core” in nature.

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

Following is a reconciliation of operating (loss) earnings to adjusted operating earnings for 2017, 2016 and 2015.

(In thousands)	2017	2016	2015
Operating (loss) earnings	$(106,316)	$108,767	$122,875
Adjustments:
Merger/acquisition and integration	8,101	6,959	8,433
Restructuring charges and goodwill/asset impairment	228,459	32,116	8,802
Expenses associated with tax planning strategies	3,798	—	569
Fresh Kitchen start-up costs	8,082	—	—
Stock compensation associated with executive retirement	1,172	—	—
Severance associated with cost reduction initiatives	368	859	549
Adjusted operating earnings	$143,664	$148,701	$141,228
Reconciliation of operating earnings (loss) to adjusted operating earnings by segment:
Food Distribution:
Operating earnings	$83,296	$85,093	$78,841
Adjustments:
Merger/acquisition and integration	6,244	3,703	2,037
Restructuring charges (gains) and asset impairment	1,317	5,068	(216)
Fresh Kitchen start-up costs	8,082	—	—
Stock compensation associated with executive retirement	591	—	—
Expenses associated with tax planning strategies	1,744	—	282
Severance associated with cost reduction initiatives	342	229	150
Adjusted operating earnings	$101,616	$94,093	$81,094
Military:
Operating earnings	$7,014	$12,160	$17,059
Adjustments:
Merger/acquisition and integration	1,522	1	—
Restructuring charges (gains) and asset impairment	500	(473)	1,048
Stock compensation associated with executive retirement	147	—	—
Expenses associated with tax planning strategies	593	—	75
Severance associated with cost reduction initiatives	7	245	125
Adjusted operating earnings	$9,783	$11,933	$18,307
Retail:
Operating (loss) earnings	$(196,626)	$11,514	$26,975
Adjustments:
Merger/acquisition and integration	335	3,255	6,396
Restructuring charges and goodwill/asset impairment	226,642	27,521	7,970
Stock compensation associated with executive retirement	434	—	—
Expenses associated with tax planning strategies	1,461	—	212
Severance associated with cost reduction initiatives	19	385	274
Adjusted operating earnings	$32,265	$42,675	$41,827

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

Following is a reconciliation of (loss) earnings from continuing operations to adjusted earnings from continuing operations for 2017, 2016 and 2015.

	2017		2016		2015
		per diluted		per diluted		per diluted
(In thousands, except per share data)	Earnings	share	Earnings	share	Earnings	share
(Loss) earnings from continuing operations	$(52,617)	$(1.41)	$57,056	$1.52	$63,166	$1.67
Adjustments:
Merger/acquisition and integration	8,101		6,959		8,433
Restructuring charges and goodwill/asset impairment	228,459		32,116		8,802
Expenses associated with tax planning strategies	3,798		—		569
Fresh Kitchen start-up costs	8,082		—		—
Stock compensation associated with executive retirement	1,172		—		—
Severance associated with cost reduction initiatives	368		859		549
Loss on debt extinguishment	—		247		1,171
Total adjustments	249,980		40,181		19,524
Income tax effect on adjustments (a)	(92,767)		(15,071)		(7,374)
Impact of Tax Cuts and Jobs Act (b)	(25,992)		—		—
Tax planning strategies	—		—		(730)
Total adjustments, net of taxes	131,221	3.51	25,110	0.67	11,420	0.31	*
Adjusted earnings from continuing operations	$78,604	$2.10	$82,166	$2.19	$74,586	$1.98

*Includes rounding

   (a)The income tax effect on adjustments is computed by applying the applicable tax rate to the adjustments.

   (b)Includes a $4.8 million tax benefit attributable to tax planning strategies.

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

Following is a reconciliation of net (loss) earnings to adjusted EBITDA for 2017, 2016 and 2015.

(In thousands)	2017	2016	2015
Net (loss) earnings	$(52,845)	$56,828	$62,710
Loss from discontinued operations, net of tax	228	228	456
Income tax (benefit) expense	(79,027)	32,907	37,093
Other expenses, net	25,328	18,804	22,616
Operating (loss) earnings	(106,316)	108,767	122,875
Adjustments:
LIFO expense (benefit)	2,898	(1,919)	(1,201)
Depreciation and amortization	82,243	77,246	83,334
Merger/acquisition and integration	8,101	6,959	8,433
Restructuring charges and goodwill/asset impairment	228,459	32,116	8,802
Expenses associated with tax planning strategies	3,798	—	569
Fresh Kitchen start-up costs	8,082	—	—
Stock-based compensation	9,611	7,936	7,240
Other non-cash gains	(515)	(148)	(530)
Adjusted EBITDA	$236,361	$230,957	$229,522
Reconciliation of operating earnings (loss) to adjusted EBITDA by segment:
Food Distribution:
Operating earnings	$83,296	$85,093	$78,841
Adjustments:
LIFO expense (benefit)	2,036	(1,128)	(1,634)
Depreciation and amortization	29,258	21,397	26,127
Merger/acquisition and integration	6,244	3,703	2,037
Restructuring charges (gains) and asset impairment	1,317	5,068	(216)
Expenses associated with tax planning strategies	1,744	—	282
Fresh Kitchen start-up costs	8,082	—	—
Stock-based compensation	4,457	3,491	3,337
Other non-cash charges	310	152	49
Adjusted EBITDA	$136,744	$117,776	$108,823
Military:
Operating earnings	$7,014	$12,160	$17,059
Adjustments:
LIFO expense (benefit)	394	(331)	108
Depreciation and amortization	11,626	11,484	12,081
Merger/acquisition and integration	1,522	1	—
Restructuring charges (gains) and asset impairment	500	(473)	1,048
Expenses associated with tax planning strategies	593	—	75
Stock-based compensation	1,491	1,347	1,137
Other non-cash (gains) charges	(20)	261	235
Adjusted EBITDA	$23,120	$24,449	$31,743
Retail:
Operating (loss) earnings	$(196,626)	$11,514	$26,975
Adjustments:
LIFO expense (benefit)	468	(460)	325
Depreciation and amortization	41,359	44,365	45,126
Merger/acquisition and integration	335	3,255	6,396
Restructuring charges and goodwill/asset impairment	226,642	27,521	7,970
Expenses associated with tax planning strategies	1,461	—	212
Stock-based compensation	3,663	3,098	2,766
Other non-cash gains	(805)	(561)	(814)
Adjusted EBITDA	$76,497	$88,732	$88,956

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation, contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Note 1, Summary of Significant Accounting Policies and Basis of Presentation, in the notes to the consolidated financial statements should be reviewed as they are integral to understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors.

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

Inventories

Inventories are valued at the lower of cost or market, with approximately 86.9% of the Company’s inventories valued using the last-in, first-out (“LIFO”) method. The remaining inventories are valued on the first-in, first-out (“FIFO”) method. The Company accounts for its Food Distribution and Military inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under the RIM, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry. Inherent in the RIM calculations are certain significant management judgments and estimates, including inventory shortages and cost-to-retail ratios, which impact the ending inventory valuation at cost, as well as the resulting gross profit. Management consistently applies its RIM valuations by product category and believes that the Company’s RIM provides an inventory valuation that reasonably approximates cost.

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

Vendor Funds, Allowances and Credits

The Company receives funds from many of its vendors when purchasing products to sell to its corporate owned retail stores and independent retailers. Given the highly promotional nature of the retail supermarket industry, vendor allowances are generally intended to help defray the costs of promotion, advertising and selling the vendor’s products. Vendor allowances that relate to the Company’s buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs such as setting up warehouse infrastructure. The proper recognition and timing of accounting for these items are significant to the reporting of the results of the Company’s operations. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms. The amount and timing of recognition of vendor funds as well as the amount of vendor funds to be recognized as a reduction to ending inventory requires management judgment and estimates. Management determines these amounts based on estimates of current year purchase volume using forecast and historical data and review of average inventory turnover data. These judgments and estimates impact the Company’s reported gross profit, operating earnings (loss) and inventory amounts. The Company believes its historical estimates and use of this methodology have been reliable in the past and will continue to be reliable in the future.

Customer Exposure and Credit Risk

Allowance for Doubtful Accounts. The Company evaluates the collectability of its accounts and notes receivable based on a combination of factors. In most circumstances when the Company becomes aware of factors that may indicate a deterioration in a specific customer’s ability to meet its financial obligations (e.g., reductions of product purchases, deteriorating store conditions, changes in payment patterns), the Company records a specific reserve to reduce the receivable to an amount the Company reasonably believes will be collected. In determining the adequacy of the reserves, the Company analyzes factors such as the value of any collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectability based on information considered and further deterioration of accounts. If circumstances change (e.g., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount, including to zero.

Funds Advanced to Independent Retailers. From time to time, the Company may advance funds to independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer does not remain a customer for the specified time period. In the event these retailers are unable to repay these advances or otherwise experience an event of default, the Company may be unable to recover the unearned portion of the funds advanced to these independent retailers. The Company evaluates the recoverability of these advances based on a number of factors, including anticipated and historical purchase volume, the value of any collateral, customer financial statements and other economic and industry factors, and establishes a reserve for the advances as necessary. As of December 30, 2017, the Company has unearned advanced funds of approximately $80.8 million, and has established a reserve of $4.9 million for these advances.

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

The Company has guaranteed the outstanding lease obligations of certain independent retailers and the bank debt of one independent retailer. These guarantees, which are secured by certain business assets and personal guarantees of the respective independent retailers, represent the maximum undiscounted payments the Company would be required to make in the event of default. The Company believes these independent retailers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. A liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements.

The Company also subleases and assigns various leases to third parties. In circumstances when the Company becomes aware of factors that indicate deterioration in a third party’s ability to meet its financial obligations guaranteed or assigned by SpartanNash, the Company records a specific reserve in the amount the Company reasonably believes it will be obligated to pay on the third party’s behalf, net of any anticipated recoveries from the third party. In determining the adequacy of these reserves, the Company analyzes factors such as those described above in “Allowance for Doubtful Accounts – Methodology” and “Lease Commitments.” It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts, with the potential for a corresponding adverse effect on operating results and cash flows. Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of the Company’s debt, but could restrict resources available for general business initiatives. Refer to Note 15, Concentration of Credit Risk, in the notes to the consolidated financial statements for additional information regarding customer exposure and credit risk.

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

Goodwill

Goodwill is tested for impairment on an annual basis (during the last quarter of the year), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of its goodwill impairment testing, the Company maintains three reporting units, which are the same as the Company’s reportable segments; however, there is no goodwill recorded within the Military segment, and after the goodwill impairment charge taken in the third quarter of 2017, as discussed below, there is also no recorded goodwill within the Retail segment. Fair values are determined based on the discounted cash flows and comparable market values of each reporting segment. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of each reporting unit to the Company’s total market capitalization. Therefore, a significant and sustained decline in the Company’s stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. When testing goodwill for impairment, the Company’s corporate owned retail stores represent components of its Retail segment. Stores have been aggregated and deemed a single reporting unit as they have similar economic characteristics.

Determining market values using a discounted cash flow method requires that the Company make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company’s judgments are based on the perspective of a market participant, historical experience, current market trends and other information. In estimating future cash flows, the Company utilizes internally generated three-year forecasts for sales and operating profits, including capital expenditures, and 3.0% and 2.5% long-term assumed growth rates of cash flows for periods after the three-year forecast for the Food Distribution and Retail segments, respectively. The future estimated cash flows were discounted using a rate of 10.7% and 9.2% for the Food Distribution and Retail segments, respectively. The discount rates were developed based upon the segments’ weighted average cost of capital, which incorporated current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns. The Company generally develops its forecasts based on recent sales data for existing operations and other factors. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes.

In the third quarter of 2017, the Company recorded a non-cash goodwill impairment charge of $189.0 million related to the Retail segment. Refer to Note 5, Goodwill and Other Intangible Assets, in the notes to the consolidated financial statements for additional information related to the full impairment of Retail goodwill. As of the date of the most recent goodwill impairment test, which utilized data and assumptions as of October 7, 2017, the Food Distribution reporting unit had a fair value that was substantially in excess of its carrying value. The Company has sufficient available information, both current and historical, to support its assumptions, judgments and estimates used in the goodwill impairment test; however, if actual results for the Food Distribution segment are not consistent with the Company’s estimates, it could result in the Company recording a significant non-cash impairment charge.

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Impairments of long-lived assets were $33.2 million, $15.6 million and $4.2 million for 2017, 2016 and 2015, respectively.

Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, the competitive environment, real estate market conditions and inflation.

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

Reserves for Closed Properties

The Company records reserves for closed properties that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the geographic area in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the geographic areas in which the properties are located, the results of previous efforts to sublease similar properties, and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors At December 30, 2017, reserves for closed properties for distribution center and store lease and ancillary costs totaling $17.9 million are recorded net of $0.1 million of existing sublease rentals. Based upon the current economic environment, the Company does not believe that it is likely to obtain any additional sublease rentals. A 5% increase/decrease in future estimated ancillary costs would result in a $0.6 million increase/decrease in the restructuring charge liability

Insurance Reserves

SpartanNash is self-insured through self-insurance retentions or high deductible programs for workers’ compensation, general liability, and automobile liability, and is also self-insured for healthcare costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation, general liability and automobile liabilities are actuarially estimated based on available historical information on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis for its self-insurance retentions and high deductible programs. On a per claim basis, the Company’s exposure is up to $0.5 million for workers’ compensation, general liability and automobile liability, and $0.5 million for healthcare per covered life per year. Refer to Note 1, Summary of Significant Accounting Policies and Basis of Presentation, in the notes to the consolidated financial statements for additional information related to self-insurance reserves.

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

Pension

Accounting for defined benefit pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each associate works. The significant factors affecting the Company’s pension costs are the fair values of plan assets and the selections of management’s key assumptions, including the expected return on plan assets and the discount rate used by the Company’s actuary to calculate its liability. The Company considers current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. The discount rate is based on current investment yields on high quality fixed-income investments and projected cash flow obligations. Expected return on plan assets is based on projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as the Company’s target asset allocation, which is designed to meet the Company’s long-term pension requirements. While the Company believes the assumptions selected are reasonable, significant differences in its actual experience, plan amendments or significant changes in the fair value of its plan assets may materially affect its pension obligations and its future expense.

Sensitivities to changes in the major assumptions for the SpartanNash Company Pension Plan and the SpartanNash Company Retiree Medical Plan as of December 30, 2017, are as follows:

	Percentage	Projected	2018
	Point	Benefit Obligation	Expense
(In millions, except percentages)	Change	Decrease / (Increase)	Decrease / (Increase)
Expected return on plan assets - SpartanNash Company Pension Plan	+/- 0.75	N/A	$0.6 / $(0.6)
Discount rate - SpartanNash Company Pension Plan	+/- 0.75	$4.1 / $(4.5)	N/A
Discount rate - SpartanNash Company Retiree Medical Plan	+/- 0.75	$0.9 / $(1.0)	N/A

Refer to Note 11, Associate Retirement Plans, in the notes to the consolidated financial statements for additional information related to the assumptions used to estimate the cost of benefits and for details related to changes in the funded status of the defined benefit pension plans.

Income Taxes

SpartanNash is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions, such as the timing and amount of income credits and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective income tax rate and cash flows in future years. The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which it expects the differences to reverse. Refer to Note 13, Income Tax, in the notes to consolidated financial statements for additional information on income taxes.

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows for 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Cash flow activities
Net cash provided by operating activities	$52,843	$157,191	$223,523
Net cash used in investing activities	(315,393)	(68,227)	(95,300)
Net cash provided by (used in) financing activities	254,003	(86,594)	(111,730)
Net cash used in discontinued operations	(137)	(738)	(217)
Net (decrease) increase in cash and cash equivalents	(8,684)	1,632	16,276
Cash and cash equivalents at beginning of year	24,351	22,719	6,443
Cash and cash equivalents at end of year	$15,667	$24,351	$22,719

Net cash provided by operating activities. Net cash provided by operating activities decreased during 2017 over 2016 by approximately $104.3 million. The change was primarily due to the timing of working capital requirements, particularly higher accounts receivable and inventory balances associated with new distribution business and incremental sales to certain high-growth distribution customers. The timing of year-end payments impacting accounts payable balances also contributed to the change in cash flows, which was partly offset by lower customer advances compared to the prior year. Shortly after the fiscal year end, working capital improved as inventories and accounts payable balances began to return to more normalized levels.

Net cash provided by operating activities decreased during 2016 from 2015 by approximately $65.0 million. The decrease was primarily due to changes in working capital, which were largely the result of inventory management initiatives and the timing of payments in 2015.

During 2017, 2016 and 2015, the Company paid $10.7 million, $35.8 million and $23.5 million, respectively, in income tax net payments.

Net cash used in investing activities. Net cash used in investing activities increased $247.2 million in 2017 compared to 2016 primarily due to the Caito and BRT acquisition. In the fourth quarter of 2017, and in connection with securing a long-term supply arrangement, the Company invested $14.8 million in the purchase of real property and began leasing the related assets to an independent retailer. The Company has classified this purchase as an Other Investing cash outflow based on the nature of the arrangement.

Net cash used in investing activities decreased $27.1 million in 2016 compared to 2015 primarily due to $41.5 million of payments for 2015 acquisitions, partially offset by $14.9 million of lower proceeds on the sales of assets of previously closed facilities compared to 2015.

The Food Distribution, Military and Retail segments utilized 36.7%, 9.1% and 54.2% of capital expenditures, respectively, for 2017. Expenditures for 2017 primarily related to retail store remodels and upgrades, which include five major store remodels, various equipment purchases, and various IT system upgrades and implementations to better streamline processes and meet the operational needs of the Company. The Company expects capital expenditures to range from $60 million to $70 million for 2018.

Net cash provided by (used in) financing activities. Net cash provided by (used in) financing activities increased $340.6 million during 2017 over 2016 primarily due to borrowings on the revolving credit facility to fund the Caito and BRT acquisition and timing of working capital requirements, partially offset by a $26.0 million increase in cash used for the repurchase of common stock.

Net cash used in financing activities decreased $23.8 million during 2016 over 2015 primarily due to the $50.0 million prepayment of the Senior Notes in 2015 and an additional $23.4 million of payments on the senior secured credit facility in 2016.

Net cash used in discontinued operations. Net cash used in discontinued operations contains the net cash flows of the Company’s Food Distribution and Retail discontinued operations and is primarily composed of facility maintenance expenditures.

Debt Management

Total debt, including capital lease obligations and current maturities, increased $318.9 million to $750.0 million as of December 30, 2017 from $431.1 million at December 31, 2016. The increase in total debt was driven by drawdowns on the credit facility to finance the Caito and BRT acquisition.

In December 2016, SpartanNash Company and certain of its subsidiaries amended its senior secured credit facility (the “Credit Agreement”). The principal changes of the amendment were to reduce the number of tiers in the pricing grid from three to two, reset the advance rate on real estate to 75%, provide the ability to increase the size of the term loan by $33 million, and extend the maturity date of the agreement, which was set to expire on January 8, 2020, to December 20, 2021. The Credit Agreement provides for borrowings of $1.0 billion, consisting of three tranches: a $900 million secured revolving credit facility (Tranche A), a $40 million secured revolving credit facility (Tranche A-1), and a $60 million term loan (Tranche A-2). In the fourth quarter of 2017, the Company paid the outstanding balance on the Senior secured term loan of $52.5 million with proceeds from its Senior secured revolving credit facility, which is expected to reduce annual interest expense through a reduction of the average interest rates paid. The Company has the ability to increase the size of the Credit Agreement by an additional $400 million, subject to certain conditions in the Credit Agreement. The Company’s obligations under the related Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility, which has maximum available credit of $1.0 billion. As of December 30, 2017, the senior secured credit facility had outstanding borrowings of $707.5 million. Additional available borrowings under the Company’s $1.0 billion Credit Agreement are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintains Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company had excess availability after the 10% requirement of $132.7 million at December 30, 2017. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $9.2 million were outstanding as of December 30, 2017. The revolving credit facility matures December 20, 2021, and is secured by substantially all of the Company’s assets. The Company believes that cash generated from operating activities and available borrowings under the Credit Agreement will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the Credit Agreement.

The Company’s current ratio (current assets to current liabilities) was 2.03:1.00 at December 30, 2017 compared to 1.77:1.00 at December 31, 2016, and its investment in working capital was $509.7 million at December 30, 2017 compared to $387.5 million at December 31, 2016. Net debt to total capital ratio increased to 0.50:1.00 at December 30, 2017 from 0.33:1.00 at December 31, 2016.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of December 30, 2017 and December 31, 2016.

	December 30,	December 31,
(In thousands)	2017	2016
Current maturities of long-term debt and capital lease obligations	$9,196	$17,424
Long-term debt and capital lease obligations	740,755	413,675
Total debt	749,951	431,099
Cash and cash equivalents	(15,667)	(24,351)
Total net long-term debt	$734,284	$406,748

Contractual Obligations

The table below presents the Company’s significant contractual obligations as of December 30, 2017 (a):

	Amount Committed By Period
	Total	Less			More
	Amount	than 1			than 5
(In thousands)	Committed	year	1-3 years	3-5 years	years
Long-term debt (b)	$713,464	$3,028	$1,670	$708,310	$456
Estimated interest on long-term debt	75,615	21,662	43,128	10,814	11
Capital leases (c)	42,904	6,168	10,494	5,030	21,212
Interest on capital leases	19,315	3,030	4,855	3,780	7,650
Operating leases (c)	246,655	53,878	77,296	47,660	67,821
Lease and ancillary costs of closed sites	19,848	5,302	4,915	3,437	6,194
Purchase obligations (merchandise) (d)	100,673	36,390	56,204	5,813	2,266
Self-insurance liability	15,155	8,739	4,053	1,342	1,021
Total	$1,233,629	$138,197	$202,615	$786,186	$106,631

(a)

Excludes funding of pension and other postretirement benefit obligations. The Company expects to make contributions to its defined benefit pension plans in 2018. Also excludes contributions under various multi-employer pension and health and welfare plans, which totals $13.4 million and $14.1 million, respectively, for the year ended December 30, 2017. For additional information, refer to Note 11, Associate Retirement Plans, in the notes to the consolidated financial statements. Also excludes unrecognized tax liabilities, as the Company cannot reasonably estimate the timing of potential cash settlement. For additional information, refer to Note 13, Income Tax, in the notes to the consolidated financial statements.

(b)	Refer to Note 7, Long-Term Debt, in the notes to the consolidated financial statements for additional information.
(c)

Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. These costs totaled approximately $16.0 million in 2017.

(d)

The amount of purchase obligations shown in this table represents the amount of product the Company is contractually obligated to purchase in order to earn $11.3 million in advanced contract monies that are receivable under the contracts. At December 30, 2017, $3.4 million in advanced contract monies has been received under these contracts where recognition has been deferred on the consolidated balance sheet. If the Company does not fulfill these purchase obligations, it would only be obligated to repay the unearned upfront contract monies. The amount shown here does not include the following: a) purchase obligations made in the normal course of business as those obligations involve purchase orders based on current Company needs that are typically cancelable and/or fulfilled by vendors within a very short period of time; b) agreements that are cancelable by the Company without significant penalty, including contracts for routine outsourced services; and c) contracts that do not contain minimum annual purchase commitments but include other standard contractual considerations that must be fulfilled in order to earn advanced contract monies that have been received.

The Company has also made certain commercial commitments that extend beyond December 30, 2017. These commitments include standby letters of credit and guarantees of certain Food Distribution customer lease obligations. The following summarizes these commitments as of December 30, 2017:

	Amount Committed By Period
	Total	Less			More
	Amount	than 1			than 5
(In thousands)	Committed	year	1-3 years	3-5 years	years
Standby Letters of Credit (a)	$9,205	$9,205	$—	$—	$—
Guarantees (b)	1,616	329	657	630	—
Total Other Commercial Commitments	$10,821	$9,534	$657	$630	$—
(a)	Letters of credit primarily support the Company’s self-insurance obligations.
(a)

Refer to Note 1, Summary of Significant Accounting Policies and Basis of Presentation, and Note 15, Concentration of Credit Risk, in the notes to the consolidated financial statements for additional information regarding debt guarantees, lease guarantees and assigned leases. The amounts shown here include interest.

Cash Dividends

The Company paid a quarterly cash dividend of $0.165, $0.15 and $0.135 per common share in each quarter of 2017, 2016, and 2015, respectively. Under the Credit Agreement, the Company is generally permitted to pay dividends in any year up to an amount such that all cash dividends, together with any cash distributions and share repurchases, do not exceed $35.0 million. Additionally, the Company is generally permitted to pay cash dividends in excess of $35.0 million in any year so long as its Excess Availability, as defined in the Credit Agreement, is in excess of 10% of the Total Borrowing Base, as defined in the Credit Agreement, before and after giving effect to the repurchases and dividends. Although the Company currently expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors (the “Board”) to declare future dividends. Each future dividend will be considered and declared by the Board at its discretion. Whether the Board continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

Recently Adopted Accounting Standards

Refer to Note 1, Summary of Significant Accounting Policies and Basis of Presentation, in the notes to the consolidated financial statements for additional information.

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

The Company had $707.5 million of variable rate debt as of December 30, 2017. The weighted average interest rate on debt outstanding for the year ended December 30, 2017 was 3.70%.

At December 30, 2017 and December 31, 2016, the estimated fair value of the Company’s long-term debt, including current maturities, was higher than book value by approximately $1.6 million and $1.4 million, respectively. The estimated fair values were based on market quotes for instruments with similar terms and remaining maturities.

The following table sets forth the future principal payments of the Company’s outstanding debt and related weighted average interest rates for the outstanding instruments as of December 30, 2017:

	December 30, 2017		Aggregate Payments by Year
(In thousands, except rates)	Fair Value	Total	2018	2019	2020	2021	2022	Thereafter
Fixed rate debt
Principal payable	$50,474	$48,876	$9,196	$6,969	$5,195	$3,002	$2,846	$21,668
Average interest rate		6.49%	6.89%	7.25%	7.56%	7.77%	7.84%	8.16%

Variable rate debt
Principal payable	$707,492	$707,492	$—	$—	$—	$707,492	$—	$—
Average interest rate		3.04%	3.04%	3.04%	3.04%	3.04%	0.00%	0.00%

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SpartanNash Company and Subsidiaries

Grand Rapids, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SpartanNash Company and subsidiaries (the "Company") as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows, for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

February 26, 2018

We have served as the Company’s auditor since at least 1970; however, the specific year has not been determined.

CONSOLIDATED BALANCE SHEETS

SpartanNash Company and Subsidiaries

	December 30,	December 31,
(In thousands)	2017	2016
Assets
Current assets
Cash and cash equivalents	$15,667	$24,351
Accounts and notes receivable, net	344,057	291,568
Inventories, net	597,162	539,857
Prepaid expenses and other current assets	47,400	37,187
Property and equipment held for sale	—	521
Total current assets	1,004,286	893,484

Property and equipment, net	600,240	559,722
Goodwill	178,648	322,686
Intangible assets, net	134,430	60,202
Other assets, net	138,193	94,242

Total assets	$2,055,797	$1,930,336

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$376,977	$372,432
Accrued payroll and benefits	65,156	75,333
Other accrued expenses	43,252	40,788
Current maturities of long-term debt and capital lease obligations	9,196	17,424
Total current liabilities	494,581	505,977

Long-term liabilities
Deferred income taxes	42,050	123,243
Postretirement benefits	15,687	16,266
Other long-term liabilities	40,774	45,768
Long-term debt and capital lease obligations	740,755	413,675
Total long-term liabilities	839,266	598,952

Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 36,466 and 37,539 shares outstanding	497,093	521,984
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(15,136)	(11,437)
Retained earnings	239,993	314,860
Total shareholders’ equity	721,950	825,407

Total liabilities and shareholders’ equity	$2,055,797	$1,930,336

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

SpartanNash Company and Subsidiaries

(In thousands, except per share amounts)	2017		2016		2015
Net sales	$8,128,082		$7,734,600		$7,651,973
Cost of sales	6,983,173		6,623,106		6,536,291
Gross profit	1,144,909		1,111,494		1,115,682

Operating expenses
Selling, general and administrative	1,014,665		963,652		975,572
Merger/acquisition and integration	8,101		6,959		8,433
Goodwill impairment	189,027		—		—
Restructuring charges and asset impairment	39,432		32,116		8,802
Total operating expenses	1,251,225		1,002,727		992,807

Operating (loss) earnings	(106,316)		108,767		122,875

Other (income) and expenses
Interest expense	25,343		19,082		21,820
Loss on debt extinguishment	413		247		1,171
Other, net	(428)		(525)		(375)
Total other expenses, net	25,328		18,804		22,616

(Loss) earnings before income taxes and discontinued operations	(131,644)		89,963		100,259
Income taxes	(79,027)		32,907		37,093
(Loss) earnings from continuing operations	(52,617)		57,056		63,166

Loss from discontinued operations, net of taxes	(228)		(228)		(456)
Net (loss) earnings	$(52,845)		$56,828		$62,710

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.41)		$1.52		$1.68
Loss from discontinued operations	—	*	—	*	(0.01)
Net (loss) earnings	$(1.41)		$1.52		$1.67

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.41)		$1.52		$1.67
Loss from discontinued operations	—	*	(0.01)		(0.01)
Net (loss) earnings	$(1.41)		$1.51		$1.66

*Includes rounding.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

SpartanNash Company and Subsidiaries

(In thousands)	2017	2016	2015
Net (loss) earnings	$(52,845)	$56,828	$62,710

Other comprehensive (loss) income, before tax
Pension and postretirement liability adjustment	(1,649)	14	429
Total other comprehensive (loss) income, before tax	(1,649)	14	429

Income tax benefit (expense) related to items of other comprehensive income	632	(4)	(221)

Total other comprehensive (loss) income, after tax	(1,017)	10	208
Comprehensive (loss) income	$(53,862)	$56,838	$62,918

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SpartanNash Company and Subsidiaries

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
(In thousands)	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at January 3, 2015	37,524	$520,791	$(11,655)	$238,117	$747,253
Net earnings	—	—	—	62,710	62,710
Other comprehensive income	—	—	208	—	208
Dividends - $0.54 per share	—	—	—	(20,299)	(20,299)
Share repurchase	(282)	(9,000)			(9,000)
Stock-based employee compensation	—	7,240	—	—	7,240
Issuance of common stock and related tax benefit on stock option exercises and stock bonus plan and from deferred compensation plan	223	4,279	—	—	4,279
Issuance of restricted stock	315	1,114			1,114
Cancellations of stock-based awards	(180)	(2,726)	—	—	(2,726)
Balance at January 2, 2016	37,600	521,698	(11,447)	280,528	790,779
Net earnings	—	—	—	56,828	56,828
Other comprehensive income	—	—	10	—	10
Dividends - $0.60 per share	—	—	—	(22,496)	(22,496)
Share repurchase	(396)	(9,000)			(9,000)
Stock-based employee compensation	—	7,936	—	—	7,936
Issuance of common stock and related tax benefit on stock option exercises and stock bonus plan	144	3,697	—	—	3,697
Issuance of restricted stock	315	(118)			(118)
Cancellations of stock-based awards	(124)	(2,229)	—	—	(2,229)
Balance at December 31, 2016	37,539	521,984	(11,437)	314,860	825,407
Net loss	—	—	—	(52,845)	(52,845)
Other comprehensive loss	—	—	(1,017)	—	(1,017)
Reclassification of stranded tax effects in AOCI (Note 1)	—	—	(2,682)	2,682	—
Dividends - $0.66 per share	—	—	—	(24,704)	(24,704)
Share repurchase	(1,367)	(34,995)	—	—	(34,995)
Stock-based employee compensation	—	9,611	—	—	9,611
Issuance of common stock on stock option exercises and stock bonus plan	172	3,697	—	—	3,697
Issuance of restricted stock	296	—	—	—	—
Cancellations of stock-based awards	(174)	(3,204)	—	—	(3,204)
Balance at December 30, 2017	36,466	$497,093	$(15,136)	$239,993	$721,950

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SpartanNash Company and Subsidiaries

(In thousands)	2017	2016	2015
Cash flows from operating activities
Net (loss) earnings	$(52,845)	$56,828	$62,710
Loss from discontinued operations, net of tax	228	228	456
(Loss) earnings from continuing operations	(52,617)	57,056	63,166
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Non-cash restructuring, goodwill/asset impairment and other charges	227,847	32,191	9,755
Loss on debt extinguishment	413	247	1,171
Depreciation and amortization	84,390	79,183	84,905
LIFO expense (income)	2,898	(1,919)	(1,201)
Postretirement benefits expense (income)	1,347	1,780	(41)
Deferred taxes on income	(79,921)	6,761	2,512
Stock-based compensation expense	9,611	7,936	7,240
Other, net	(160)	(254)	(22)
Changes in operating assets and liabilities:
Accounts receivable	(25,276)	30,537	(33,063)
Inventories	(48,478)	(18,456)	59,473
Prepaid expenses and other assets	(8,418)	(45,506)	(545)
Accounts payable	(24,477)	21,946	30,250
Accrued payroll and benefits	(17,253)	1,193	823
Other accrued expenses and other liabilities	(17,063)	(15,504)	(900)
Net cash provided by operating activities	52,843	157,191	223,523
Cash flows from investing activities
Purchases of property and equipment	(70,906)	(73,429)	(79,394)
Net proceeds from the sale of assets	4,024	5,989	20,928
Acquisitions, net of cash acquired	(226,939)	—	(41,517)
Loans to customers	(10,328)	(1,962)	(1,450)
Payments from customers on loans	3,948	2,183	1,733
Proceeds from company owned life insurance	—	—	5,004
Other	(15,192)	(1,008)	(604)
Net cash used in investing activities	(315,393)	(68,227)	(95,300)
Cash flows from financing activities
Proceeds from senior secured credit facility	1,461,902	1,341,215	1,089,979
Payments on senior secured credit facility	(1,140,491)	(1,384,958)	(1,110,344)
Share repurchase	(34,995)	(9,000)	(9,000)
Net payments related to stock-based award activities	(3,204)	(2,229)	(2,726)
Prepayment of senior notes	—	—	(50,000)
Debt extinguishment costs	—	—	(831)
Repayment of other long-term debt	(7,456)	(9,146)	(10,157)
Financing fees paid	(256)	(2,498)	(2,013)
Proceeds from exercise of stock options	3,207	2,518	3,661
Dividends paid	(24,704)	(22,496)	(20,299)
Net cash provided by (used in) financing activities	254,003	(86,594)	(111,730)
Cash flows from discontinued operations
Net cash used in operating activities	(137)	(738)	(740)
Net cash provided by investing activities	—	—	523
Net cash used in discontinued operations	(137)	(738)	(217)
Net (decrease) increase in cash and cash equivalents	(8,684)	1,632	16,276
Cash and cash equivalents at beginning of year	24,351	22,719	6,443
Cash and cash equivalents at end of year	$15,667	$24,351	$22,719

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

Fiscal Year: The Company’s fiscal year end is the Saturday nearest to December 31. The following discussion is as of and for the fiscal years ending or ended December 29, 2018 ("2018"), December 30, 2017 (“2017” or “current year”), December 31, 2016 (“2016” or “prior year”) and January 2, 2016 (“2015”), all of which include 52 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks.

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

Cost of Sales: Cost of sales represents the cost of inventory sold during the period, which for all non-production operations includes purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances and excludes warehousing costs, depreciation and other administrative expenses. For the Company’s food processing operations, cost of sales includes direct product and production costs, inbound freight, purchasing and receiving costs, utilities, depreciation, and other indirect production costs and excludes out-bound freight and other administrative expenses. As a result, the Company’s cost of sales and gross profit may not be identical to similarly titled measures reported by other companies. Vendor allowances and credits that relate to the Company’s buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms. The distribution segments include shipping and handling costs in the selling, general and administrative section of operating expenses on the consolidated statement of operations.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts and Notes Receivable: Accounts and notes receivable are shown net of allowances for credit losses of $2.0 million and $6.7 million as of December 30, 2017 and December 31, 2016, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. Operating results include bad debt expense of $1.5 million, $1.4 million and $2.1 million for 2017, 2016 and 2015, respectively.

Inventory Valuation: Inventories are valued at the lower of cost or market. Approximately 86.9% and 86.7% of the Company’s inventories were valued on the last-in, first-out (LIFO) method at December 30, 2017 and December 31, 2016, respectively. If replacement cost had been used, inventories would have been $50.4 million and $47.6 million higher at December 30, 2017 and December 31, 2016, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During 2017, 2016 and 2015, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in 2017, 2016 and 2015 by $0.2 million, $0.2 million and $0.6 million, respectively. The Company accounts for its Food Distribution and Military inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under RIM, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. The Company records allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

Goodwill and Intangible Assets: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed for impairment during the last quarter of each year, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a discounted cash flow model and comparable market values of each reporting segment. Measuring the fair value of reporting units is a Level 3 measurement under the fair value hierarchy. See Note 8, Fair Value Measurements, for a discussion of levels.

Intangible assets primarily consist of trade names, customer relationships, favorable lease agreements, pharmacy prescription lists, franchise agreements and fees, non-compete agreements and liquor licenses. The following assets are amortized on a straight-line basis over the period of time in which their expected benefits will be realized: favorable leases (related lease terms), prescription lists and customer relationships (period of expected benefit reflecting the pattern in which the economic benefits are consumed), non-compete agreements and franchise fees (length of agreements), and trade names with definite lives (expected life of the assets). Indefinite-lived trade names are not amortized but are tested at least annually for impairment, and liquor licenses are also not amortized as they have indefinite lives. Intangible assets are included in “Other Assets, net” in the consolidated balance sheets.

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

Property under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. Internal use software is included in property and equipment and amounted to $30.7 million and $32.9 million as of December 30, 2017 and December 31, 2016, respectively.

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

Reserves for Closed Properties: The Company records reserves for closed properties that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the geographic area in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the geographic areas in which the properties are located, the results of previous efforts to sublease similar properties, and the current economic environment. The reserved expenses are paid over the remaining lease terms, which range from one to 11 years. Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The current portion of the future lease obligations of stores is included in “Other accrued expenses,” and the long-term portion is included in “Other long-term liabilities” in the consolidated balance sheets.

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

A summary of changes in the Company’s self-insurance liability is as follows:

(In thousands)	2017	2016	2015
Balance at beginning of year	$14,730	$14,466	$19,413
Expenses	54,748	49,560	43,851
Claim payments, net of employee contributions	(54,323)	(49,296)	(48,798)
Balance at end of year	$15,155	$14,730	$14,466

The current portion of the self-insurance liability was $8.7 million and $8.3 million as of December 30, 2017 and December 31, 2016, respectively, and is included in “Other accrued expenses” in the consolidated balance sheets. The long-term portion was $6.5 million and $6.4 million as of December 30, 2017 and December 31, 2016, respectively, and is included in “Other long-term liabilities” in the consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted EPS for continuing operations:

(In thousands, except per share amounts)	2017	2016	2015
Numerator:
(Loss) earnings from continuing operations	$(52,617)	$57,056	$63,166
Adjustment for loss (earnings) attributable to participating securities	908	(1,011)	(1,098)
(Loss) earnings from continuing operations used in calculating earnings per share	$(51,709)	$56,045	$62,068
Denominator:
Weighted average shares outstanding, including participating securities	37,419	37,483	37,612
Adjustment for participating securities	(646)	(664)	(654)
Shares used in calculating basic earnings per share	36,773	36,819	36,958
Effect of dilutive stock options	—	73	106
Shares used in calculating diluted earnings per share	36,773	36,892	37,064
Basic (loss) earnings per share from continuing operations	$(1.41)	$1.52	$1.68
Diluted (loss) earnings per share from continuing operations	$(1.41)	$1.52	$1.67

Weighted average shares issuable upon the exercise of stock options that were not included in the EPS calculations because they were anti-dilutive were 75,159 for 2017. There were no anti-dilutive stock options in 2016 and 2015.

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

Shareholders’ Equity: The Company’s restated articles of incorporation provide that the Board of Directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the Board of Directors. At December 30, 2017 and December 31, 2016, there were no shares of preferred stock outstanding.

Advertising Costs: The Company’s advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Advertising expenses were $43.4 million, $46.6 million and $47.7 in 2017, 2016 and 2015, respectively.

Accumulated Other Comprehensive Income (Loss)(“AOCI”): The Company reports comprehensive income (loss) that includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains and losses that are not included in net earnings, such as pension and other postretirement liability adjustments, but rather are recorded directly to shareholders’ equity. These amounts are also presented in the consolidated statements of comprehensive income. As of December 30, 2017 and December 31, 2016, AOCI relates to the pension and postretirement plans.

Discontinued operations: Certain of the Company’s Food Distribution and Retail operations have been recorded as discontinued operations. Results of discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted. Results of discontinued operations reported on the consolidated statements of operations are reported net of tax.

Adoption of New Accounting Standards and Recently Issued Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, as further described in Note 13, Income Tax, lowered the U.S. federal corporate tax rate, resulting in a re-measurement of the deferred tax assets associated with AOCI. This new guidance allows the discrete tax impact of this re-measurement recorded in the consolidated statement of operations to be reclassified to properly reflect AOCI net of tax under the new statute. The Company early adopted this guidance upon its release. Retrospective application of the guidance resulted in a reclassification from AOCI to retained earnings of $2.7 million in 2017.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. If a reporting unit fails Step 1 of the goodwill impairment test, entities are no longer required to compute the implied fair value of goodwill following the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company early adopted this guidance as of the beginning of the third quarter of 2017. Refer to Note 5, Goodwill and Other Intangible Assets, for further discussion of goodwill impairment testing.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business.” ASU 2017-01 narrows the definition of a business and provides a screen to determine when a set of the three elements of a business – inputs, processes, and outputs – are not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The new guidance is effective for the Company in 2018. The impact of adoption will depend on the facts and circumstances of future acquisitions, if any, and therefore the Company is unable to estimate the impact of adoption. Adoption will have no impact on the Company’s historical financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. The Company adopted the new standard in the first quarter of 2017. Accordingly, the tax benefits or deficiencies related to stock-based compensation are reflected in the consolidated statements of operations as a component of the provision for income taxes, whereas they previously were recognized in equity. As a result of the adoption, the Company recognized $1.3 million of tax benefits related to share-based payments in its provision for income taxes in 2017. Additionally, the Company’s consolidated statements of cash flows now include tax benefits as an operating activity, while cash paid on associates’ behalf related to shares withheld for tax purposes is classified as a financing activity. Retrospective application of the cash flow presentation resulted in $2.7 million and $4.0 million increases to both net cash provided by operating activities and net cash used in financing activities for 2016 and 2015, respectively. The Company’s stock compensation expense continues to reflect estimated forfeitures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 provides guidance for lease accounting and stipulates that lessees will need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. Treatment in the consolidated statements of operations will be similar to the current treatment of operating and capital leases. The new guidance is effective on a modified retrospective basis for the Company in the first quarter of its fiscal year ending December 29, 2019. The adoption of this ASU will result in a significant increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets. The Company is currently evaluating the other effects of adoption of this ASU on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The new guidance affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which results in the guidance being effective for the Company in the first quarter of 2018. The adoption will include updates as provided under ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net);” ASU 2016-10, “Identifying Performance Obligations and Licensing;” and ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients.” Adoption is allowed by either the full retrospective or modified retrospective approach. The Company plans to adopt using a full retrospective approach beginning with the first quarter of 2018.

The Company has completed its evaluation of adopting the standard and its impact on the consolidated financial statements. From a principal versus agent considerations perspective, the Company has evaluated its significant arrangements and has determined that certain contracts in the Food Distribution segment that are currently reported on the gross basis will be reported on the net basis beginning in 2018. As a result, net sales for 2017 and 2016 will be restated to reflect a reduction of revenues of approximately $160 million and $170 million, respectively, and the corresponding cost of goods sold related to these revenues will be reduced by the same amounts. For these contracts, the Company determined that it did not control the related goods or services before they were transferred to the customers, which resulted in the change in gross to net presentation. As it pertains to the Food Distribution and Military segments, the Company determined that other than grocery products, the promised goods or services outlined in the contracts with customers are immaterial in the context of the contracts. As a result of this determination, the Company is not required to assess whether these promised goods or services are performance obligations, and therefore, revenue recognition practices will not change as there are no additional deliverables for which the transaction price will need to be allocated. Many of the Company’s contracts also include contingent amounts of variable consideration, and the Company concluded there would be no changes to the timing of revenue as the Company currently recognizes these amounts under the presumption that they are determinable and can be estimated. The Company concluded there were no significant changes to revenue recognition in its Retail segment based on how the Company currently records gift card breakage and loyalty rewards, which are immaterial to the consolidated financial statements.

In connection with adopting the standard, the Company has implemented key controls and processes related to the completeness and review of contracts, application of the guidance, tracking of performance obligations and other aspects of revenue recognition. In the first quarter of 2018, the Company will be required to make enhanced revenue disclosures, which will include relevant information about contracts with customers, disaggregated revenues, remaining performance obligations and other items requiring significant judgments and estimates used to recognize revenue. As a result, the Company has begun implementing disclosure controls and procedures related to these enhanced revenue disclosures.

Note 2 – Acquisitions

On January 6, 2017, the Company acquired certain assets and assumed certain liabilities of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) for $214.6 million in cash, net of $2.5 million of cash acquired. Acquired assets consist primarily of property and equipment of $76.7 million, intangible assets of $72.9 million, and working capital. Intangible assets are primarily composed of customer relationships, which will be amortized over fifteen years, and indefinite lived trade names. In connection with the purchase, the Company is providing certain earn-out opportunities that have the potential to pay the sellers an additional $27.4 million, collectively, if the business achieves certain performance targets during the first three years after acquisition. If certain performance targets are not met in the first year after acquisition, the Company will be reimbursed a portion of the initial purchase price at an amount not to exceed the sum of: a) $15.0 million, representing the funds paid into escrow, and b) any earn-out opportunities earned by the sellers. The reduction in purchase price, if applicable, will first be applied to funds paid into escrow and then as an offset against and a reduction to any payments owed on the various earn-out opportunities, with reimbursement made after the third-year anniversary of the acquisition date. The acquisition was funded with proceeds from the Company’s Credit Agreement. As of December 30, 2017, the Company has incurred $4.9 million of total acquisition-related costs associated with the transaction, of which $2.7 million was incurred in 2017 and is recorded in merger/acquisition and integration expense.

Founded in Indianapolis in 1965, Caito is a leading supplier of fresh fruits and vegetables as well as value-added meal solutions to grocery retailers and food service distributors across 21 states in the Southeast, Midwest and Eastern United States. BRT offers temperature-controlled distribution and logistics services throughout North America. Caito and BRT service customers from facilities in Indiana and Florida. Caito also has a fresh-cut fruit and vegetable facility in Indianapolis and a new 118,000 square foot Fresh Kitchen facility, also in Indianapolis. The Fresh Kitchen provides the Company with the ability to process, cook, and package fresh protein-based foods and complete meal solutions. The Company has begun production in the Fresh Kitchen facility and is in the process of ramping up to full production. The Company acquired Caito and BRT to strengthen its fresh product offerings to its existing customer base and to expand into fast-growing, value-added services, such as freshly-prepared centerplate and side dish categories.

The acquired assets and assumed liabilities were recorded at their estimated fair values based on appraised value and discounted cash flow analyses as of the acquisition date, based on preliminary estimates, and have since been finalized. The Company increased goodwill by $1.3 million as a result of certain measurement period adjustments primarily associated with updated valuations of certain acquired long-lived assets. The excess of the purchase price over the fair value of net assets acquired of $46.3 million was recorded as goodwill in the consolidated balance sheet and allocated to the Food Distribution segment. The goodwill recognized is attributable primarily to the assembled workforce of Caito and BRT and expected synergies. The Company expects that all goodwill attributable to the acquisition will be deductible for tax purposes.

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

Note 3 – Accounts and Notes Receivable

Accounts and notes receivable are comprised of the following:

	December 30,	December 31,
(In thousands)	2017	2016
Customer notes receivable	$2,555	$3,219
Customer accounts receivable	312,214	252,778
Other receivables	31,169	42,142
Allowance for doubtful accounts	(1,881)	(6,571)
Net current accounts and notes receivable	$344,057	$291,568
Long-term notes receivable	18,322	15,393
Allowance for doubtful accounts	(120)	(139)
Net long-term notes receivable	$18,202	$15,254

Note 4 – Property and Equipment

Property and equipment consists of the following:

	December 30,	December 31,
(In thousands)	2017	2016
Land and improvements	$80,891	$76,409
Buildings and improvements	534,835	483,687
Equipment	567,123	529,705
Total property and equipment	1,182,849	1,089,801
Less accumulated depreciation and amortization	582,609	530,079
Property and equipment, net	$600,240	$559,722

Note 5 – Goodwill and Other Intangible Assets

The Company has three reportable segments; however, no goodwill has existed within the Military segment. Changes in the carrying amount of goodwill were as follows:

	Food
(In thousands)	Distribution	Retail		Total
Balance at January 2, 2016:	$132,367	190,535	(a)	$322,902	(a)
Other	—	(216)		(216)
Balance at December 31, 2016:	132,367	190,319	(a)	322,686	(a)
Acquisitions (Note 2)	46,281	—		46,281
Disposals	—	(1,292)		(1,292)
Impairment	—	(189,027)		(189,027)
Balance at December 30, 2017:	$178,648	$—	(b)	$178,648	(b)

  (a)  Net of accumulated impairment charges of $86.6 million.

  (b)  Net of accumulated impairment charges of $275.6 million.

The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each year, and more frequently if circumstances indicate the possibility of impairment. Testing goodwill and other intangible assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or the Company’s stock price and market capitalization. On the first day of the third quarter of 2017, the Company early adopted ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test.

In the third quarter of 2017, the Company experienced significantly lower than expected Retail operating results and, due to an increasingly competitive retail environment and the related pricing pressures that are anticipated to negatively impact gross margin, lower operating profit. As a result, the Company revised its future cash flow projections for the Retail reporting unit and performed Step 1 of the goodwill impairment test by calculating the fair value of the Retail reporting unit based on its discounted estimated future cash flows. The Company then benchmarked the calculated fair value against a market approach using the guideline public companies method. Given there had been a sustained decline in the market multiples of publicly traded peer companies, management considered this market information when assessing the reasonableness of the fair value of the reporting unit under both the income and market approaches.

Based on the factors outlined above, together with the results of the Step 1 goodwill impairment test, it was determined that the carrying value of the Retail segment exceeded its fair value. Consequently, the Company recorded a goodwill impairment charge of $189.0 million. The Company completed its impairment analysis in the fourth quarter, which did not result in any changes to the impairment recorded in the third quarter. The measurement of the fair value of the Retail segment required significant judgments and estimates regarding short- and long-term growth rates and profitability, as well as assumptions regarding the market valuation of the business. These represent Level 3 valuation inputs under the ASC 820 fair value hierarchy, as further described in Note 8, Fair Value Measurements. As of the date of the most recent goodwill impairment test, which utilized data and assumptions as of October 7, 2017, the Food Distribution reporting unit had a fair value that was substantially in excess of its carrying value.

The following table reflects the components of amortized intangible assets, included in “Intangible assets, net” on the consolidated balance sheets:

	December 30, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Non-compete agreements	$3,408	$397	$1,244	$978
Favorable leases	8,251	4,332	8,744	3,807
Pharmacy customer prescription lists	6,810	4,210	7,168	3,445
Customer relationships	57,937	4,173	17,633	2,187
Trade names	1,068	386	1,068	236
Franchise fees and other	1,047	381	929	270
Total	$78,521	$13,879	$36,786	$10,923

The weighted average amortization periods for amortizable intangible assets as of December 30, 2017 are as follows:

Non-compete agreements	6.3 years
Favorable leases	16.4 years
Pharmacy customer prescription lists	7.5 years
Customer relationships	16.1 years
Trade names	7.0 years
Franchise fees and other	9.3 years

Amortization expense for intangible assets was $5.5 million, $3.0 million and $3.3 million for 2017, 2016 and 2015, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(In thousands)	2018	2019	2020	2021	2022
Amortization expense	$5,772	$5,604	$5,267	$4,620	$4,362

Indefinite-lived intangible assets that are not amortized, consisting primarily of trade names and licenses for the sale of alcoholic beverages, totaled $69.8 million and $34.3 million as of December 30, 2017 and December 31, 2016, respectively.

Note 6 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for 2017, 2016 and 2015. Reserves for closed properties recorded in the consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at January 3, 2015	$13,988	$80	$14,068
Provision for closing charges	7,200	—	7,200
Provision for severance	—	395	395
Changes in estimates	(56)	(80)	(136)
Lease termination adjustments	(1,745)	—	(1,745)
Accretion expense	592	—	592
Payments	(5,531)	(395)	(5,926)
Balance at January 2, 2016	14,448	—	14,448
Provision for closing charges	13,925	—	13,925
Provision for severance	—	919	919
Changes in estimates	689	(40)	649
Lease termination adjustments	(2,437)	—	(2,437)
Accretion expense	675	—	675
Payments	(5,368)	(879)	(6,247)
Balance at December 31, 2016	21,932	—	21,932
Provision for closing charges	3,852	—	3,852
Provision for severance	—	624	624
Changes in estimates	1,191	(163)	1,028
Lease termination adjustments	(2,600)	—	(2,600)
Accretion expense	526	—	526
Payments	(7,012)	(458)	(7,470)
Balance at December 30, 2017	$17,889	$3	$17,892

Included in the liability are lease obligations recorded at the present value of future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income, calculated using a risk-free interest rate.

Restructuring charges and asset impairment charges included in the consolidated statements of operations consisted of the following:

(In thousands)	2017	2016	2015
Asset impairment charges	$33,679	$15,586	$4,220
Provision for closing charges	3,852	13,925	7,200
Loss (gain) on sales of assets related to closed facilities	998	(134)	(2,997)
Provision for severance	624	919	395
Other costs associated with distribution center and store closings	1,851	3,692	1,865
Changes in estimates	1,028	865	(136)
Lease termination adjustments	(2,600)	(2,737)	(1,745)
	$39,432	$32,116	$8,802

Asset impairment charges were incurred on long-lived assets primarily in the Retail segment due to the economic and competitive environment of certain stores and in conjunction with the Company’s retail store rationalization plan. The changes in estimates primarily relate to revised estimates of lease turnover and ancillary costs and sublease income associated with previously closed locations, due to lost subtenants and deterioration of the condition of certain properties. The lease termination adjustments represent the benefits recognized in connection with lease buyouts negotiated related to previously closed stores.

Long-lived assets are analyzed for impairment whenever circumstances arise that could indicate the carrying value of long-lived assets may not be recoverable. If such circumstances exist, then estimates are made of future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in the consolidated statements of earnings. Measurement of the impairment loss to be recorded is equal to the excess of the carrying amount of the assets over the discounted future cash flows. When analyzing the assets for impairment, assets are grouped at the lowest level of identifiable cash flows that are largely independent of the cash flows of other groups of assets.

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 8, Fair Value Measurements. Assets consisting primarily of property and equipment with a book value of $48.6 million were measured at a fair value of $14.9 million, resulting in an impairment charge of $33.7 million in 2017. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	December 30,	December 31,
(In thousands)	2017	2016
Senior secured revolving credit facility, due December 2021	$707,492	$359,127
Senior secured term loan, due December 2021	—	26,954
Capital lease obligations (Note 10)	42,904	48,255
Other, 2.61% - 8.75%, due 2019 - 2024	5,972	5,028
Total debt - Principal	756,368	439,364
Unamortized debt issuance costs	(6,417)	(8,265)
Total debt	749,951	431,099
Less current portion	9,196	17,424
Total long-term debt	$740,755	$413,675

In December 2016, SpartanNash Company and certain of its subsidiaries amended its senior secured credit facility (the “Credit Agreement”). The principal changes of the amendment were to reduce the number of tiers in the pricing grid from three to two, reset the advance rate on real estate to 75%, provide the ability to increase the size of the term loan by $33 million, and extend the maturity date of the agreement, which was set to expire on January 8, 2020, to December 20, 2021. The Credit Agreement provides for borrowings of $1.0 billion, consisting of three tranches: a $900 million secured revolving credit facility (Tranche A), a $40 million secured revolving credit facility (Tranche A-1), and a $60 million term loan (Tranche A-2). In the first quarter of 2017, the Company borrowed $35.5 million on the senior secured term loan (Tranche A-2) in accordance with the December 2016 amendment. In the fourth quarter of 2017, the Company paid the outstanding balance on the senior secured term loan (Tranche A-2) of $52.5 million with proceeds from its senior secured revolving credit facilities, resulting in debt extinguishment costs of $0.4 million. The Company has the ability to increase the size of the Credit Agreement by an additional $400 million, subject to certain conditions in the Credit Agreement. The Company’s obligations under the related Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

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

Borrowings under the three tranches of the credit facility bear interest at the Company’s option as either Eurodollar loans or Base Rate loans, subject to a grid based upon Excess Availability. The interest rate terms for the two remaining tranches are as follows:

Credit	Outstanding as of
Facility	December 30, 2017
Tranche	(In thousands)	Eurodollar Rate	Base Rate
Tranche A	$668,093	LIBOR plus 1.25% to 1.50%	Greater of:	(i) the Federal Funds Rate plus 1.00% to 1.25%
				(ii) the Eurodollar Rate plus 1.25% to 1.50%
				(iii) the prime rate plus 0.25% to 0.50%
Tranche A-1	$39,399	LIBOR plus 2.50% to 2.75%	Greater of:	(i) the Federal Funds Rate plus 2.00% to 2.25%
				(ii) the Eurodollar Rate plus 2.50% to 2.75%
				(iii) the prime rate plus 1.50% to 1.75%

The Company also incurs an unused line of credit fee on the unused portion of the loan commitments at a rate of 0.25%.

As of December 30, 2017 and December 31, 2016, total outstanding borrowings on the secured revolving credit facilities and term loan were $707.5 million and $386.1 million, respectively. The Credit Agreement requires that the Company maintain Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company is in compliance with all financial covenants as of December 30, 2017 and had Excess Availability after the 10% requirement of $132.7 million and $415.8 million at December 30, 2017 and December 31, 2016, respectively. The Credit Agreement provides for the issuance of letters of credit, of which $9.2 million and $9.6 million were outstanding as of December 30, 2017 and December 31, 2016, respectively.

In November 2015, the Company called for redemption all of the outstanding $50.0 million aggregate principal amount of the 6.625% Senior Notes due December 2016 (the “Notes”). The Company redeemed the Notes for cash, using borrowings under its secured revolving credit facility on December 15, 2015. Notes called for redemption became due and payable on the redemption date at a cash redemption price of 101.65625% of the principal amount of the Notes, plus accrued and unpaid interest. A loss on debt extinguishment of $1.2 million was incurred consisting of the redemption premium and the write-off of unamortized issuance costs.

The weighted average interest rate for all borrowings, including loan fee amortization, was 3.70% for 2017.

At December 30, 2017, aggregate annual maturities and scheduled payments of long-term debt are as follows:

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Total borrowings	$9,196	$6,969	$5,195	$710,494	$2,846	$21,668	$756,368

Note 8 – Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill and long-lived asset impairment charges, refer to Note 5, Goodwill and Other Intangible Assets, and Note 6, Restructuring Charges and Asset Impairment. At December 30, 2017 and December 31, 2016, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	December 30,	December 31,
(In thousands)	2017	2016
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and capital lease obligations	$9,196	$17,424
Long-term debt and capital lease obligations	747,172	421,940
Total book value of debt instruments	756,368	439,364
Fair value of debt instruments, excluding debt financing costs	757,966	440,759
Excess of fair value over book value	$1,598	$1,395

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

Certain of the Company’s business combinations involve the potential for the receipt or payment of future contingent consideration upon the shortfall or achievement of various operating thresholds, respectively. The additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified EBITDA levels. An asset or liability is recorded for the estimated fair value of the contingent consideration at the acquisition date and is re-measured each reporting period, with changes in fair value recognized as income or expense within operating expenses in the consolidated statements of operations. The Company measures the asset and liability on a recurring basis using Level 3 inputs.

The fair value of contingent consideration is measured using a discounted cash flow model incorporating projected payment dates, discount rates, probabilities of payment, and projected EBITDA. Projected EBITDA amounts are based on initial deal model forecasts at the time of acquisition as well as the Company’s most recent internal operational budget, and include a probability weighted range of outcomes. Changes in projected EBITDA, probabilities of payment, discount rates, or projected payment dates may result in higher or lower fair value measurements. The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs as of December 30, 2017:

Unobservable Input	Range
Discount rate	11.80%
Probability of payments	0% - 100%
Projected year(s) of payments	2017 - 2019

As of December 30, 2017, the fair value of contingent consideration receivable and payable associated with the Caito and BRT acquisition was $18.4 million and $3.4 million, respectively. The net receivable of $15 million was recorded in other assets, net in the consolidated balance sheets as there is a right of offset for the payable and receivable. Upon payment, the portion of the contingent consideration related to the acquisition date fair value is reported as a financing activity in the consolidated statements of cash flows. Amounts received or paid in excess of the acquisition date fair value are reported as an operating activity in the consolidated statements of cash flows.

Note 9 – Commitments and Contingencies

The Company subleases property at certain locations and for 2017, 2016 and 2015, received rental income of $3.4 million, $4.8 million and $5.3 million, respectively. In the event of customer default, the Company would be responsible for fulfilling these lease obligations. Future payment obligations under these leases are disclosed in Note 10, Leases. Contingencies related to credit risk and collectability are disclosed in Note 15, Concentration of Credit Risk.

Unions represent approximately 8% of SpartanNash’s associates. These associates are covered by collective bargaining agreements (“CBAs”). The facilities covered by CBAs, the unions representing the covered associates and the expiration dates for each existing CBA are provided in the following table:

Distribution Center Locations	Union Locals	Expiration Dates
Lima, Ohio	IBT 908	January, 2019
Bellefontaine, Ohio GTL Truck Lines, Inc.	IBT 908	February, 2019
Bellefontaine, Ohio General Merchandise Service Division	IBT 908	February, 2019
Grand Rapids, Michigan	IBT 406	October, 2019
Landover, Maryland	IBT 639	February, 2021
Norfolk, Virginia	IBT 822	April, 2019
Columbus, Georgia	IBT 528	September, 2019

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

The Company contributes to the Central States Southeast and Southwest Pension Fund (“Central States Plan” or “the Plan”), a multi-employer pension plan, based on obligations arising from its CBAs in Bellefontaine and Lima, Ohio and Grand Rapids, Michigan covering its supply chain associates at those locations. This Plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by contributing employers and unions; however, SpartanNash is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets and the administration of the plan. The Company currently contributes to the Central States Plan under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan or those outlined in the “Default Schedule.” Both the Primary and Default schedules require varying increases in employer contributions over the previous year’s contribution. Increases are set within the CBA and vary by location. The Plan continues to be in red zone status, and according to the Pension Protection Act (“PPA”), is considered to be in “critical and declining” zone status. Among other factors, plans in the “critical and declining” zone are generally less than 65% funded and are projected to become insolvent within the next 15 years (or 20 years depending on the ratio of active-to-inactive participants).

Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be. Management is not aware of any significant change in funding levels since December 30, 2017. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 10 – Leases

A substantial portion of the Company’s retail stores and warehouse properties are operated in leased facilities. The Company also leases small ancillary warehouse facilities, the majority of the tractors and trailers within its fleet, and certain other equipment. Most of the property leases contain renewal options of varying terms. Terms of certain leases contain provisions requiring payment of percentage rent based on sales and payment of executory costs such as property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premises. Terms of certain leases of transportation equipment contain provisions requiring payment of percentage rent based upon miles driven. Certain properties or portions thereof are subleased to others. Operating leases often contain renewal options. In those locations in which it makes economic sense to continue to operate, management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Rental expense, net of sublease income, under operating leases consisted of the following:

(In thousands)	2017	2016	2015
Minimum rentals	$55,159	$57,478	$57,625
Contingent rent (reductions) increases	(237)	314	267
Sublease rental income	(3,407)	(4,830)	(5,311)
Total	$51,515	$52,962	$52,581

The Company’s total future lease commitments under operating and capital leases in effect at December 30, 2017 are as follows:

	Operating Leases
	Used in	Subleased		Capital
(In thousands)	Operations	to Others	Total	Leases
2018	$52,613	$1,265	$53,878	$9,198
2019	41,489	1,039	42,528	8,756
2020	33,951	817	34,768	6,593
2021	26,719	694	27,413	4,577
2022	19,779	468	20,247	4,233
Thereafter	67,317	504	67,821	28,862
Total	$241,868	$4,787	$246,655	62,219
	Interest			(19,315)
	Present value of minimum lease obligations			42,904
	Current maturities			6,168
	Long-term capital lease obligations			$36,736

Assets held under capital leases consisted of the following:

	December 30,	December 31,
(In thousands)	2017	2016
Building and improvements	$60,398	$61,831
Equipment	3,727	3,403
Assets under capital leases	64,125	65,234
Less accumulated amortization and depreciation	29,518	25,163
Net assets under capital leases	$34,607	$40,071

Amortization expense for property under capital leases was $4.4 million, $5.2 million and $3.6 million in 2017, 2016 and 2015, respectively.

Certain retail store facilities, either owned or obtained through leasing arrangements, are leased to others. A majority of the leases provide for minimum and contingent rentals based upon stipulated sales volumes and contain renewal options. Certain of the leases contain escalation clauses.

Owned assets, included in property and equipment, which are leased to others are as follows:

	December 30,	December 31,
(In thousands)	2017	2016
Land and improvements	$6,515	$3,860
Buildings	24,236	13,948
Long-term debt and capital lease obligations	30,751	17,808
Less accumulated amortization and depreciation	8,123	7,625
Net property	$22,628	$10,183

Future minimum rentals to be received under lease obligations in effect at December 30, 2017 are as follows:

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Owned property	$4,194	$4,044	$3,635	$3,359	$2,973	$16,768	$34,973
Leased property	2,708	2,268	2,022	1,545	896	3,731	13,170
Total	$6,902	$6,312	$5,657	$4,904	$3,869	$20,499	$48,143

Note 11 – Associate Retirement Plans

The Company’s retirement programs include pension plans providing non-contributory benefits and salary deferral defined contribution plans. Substantially all of the Company’s associates not covered by CBAs are covered by a frozen non-contributory pension plan, a defined contribution plan, or both. Associates covered by CBAs at the Company’s Columbus, Georgia; Norfolk, Virginia; and Landover, Maryland facilities all participate in the Company’s defined contribution plan; the remaining associates covered under CBAs participate in a multi-employer pension plan.

Defined Contribution Plans

Expense for employer matching and profit sharing contributions made to defined contribution plans totaled $7.9 million, $11.9 million and $21.1 million in 2017, 2016 and 2015, respectively.

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

The Company holds variable universal life insurance policies on certain key associates intended to fund distributions under the deferred compensation plan referenced above. The net cash surrender value of approximately $4.3 million and $4.2 million at December 30, 2017 and December 31, 2016, respectively, is recorded in “Other assets, net” in the consolidated balance sheets. These policies have an aggregate amount of life insurance coverage of approximately $15.0 million.

The Company had two separate trusts established for the protection of cash balances owed to participants in its deferred compensation plans. The Company was required, as specified by the plan documents, to fund these trusts at the time of the merger with 125% of its pre-merger liability to plan participants. These trusts were subsequently terminated in 2015 and the Company received cash proceeds from the liquidation of corporate owned life insurance policies of $5.0 million.

Defined Benefit Plans

The Company sponsors the SpartanNash Company Pension Plan (the “Pension Plan”), a frozen defined benefit pension plan. The pension benefits are primarily based on years of service and compensation, with some differences resulting from the nature of how benefits were calculated under the Company’s legacy defined benefit plans, as described below. On December 31, 2014, the Retirement Plan for Employees of Super Food Services, Inc. (“Super Foods Plan”) was merged into the Spartan Stores, Inc. Cash Balance Pension Plan (“Cash Balance Pension Plan”) and renamed the SpartanNash Company Pension Plan. The merging of the plans resulted in lower administrative fees and reduced cash funding. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act of 1976 (“ERISA”). Plan assets consist principally of U.S. government and corporate obligations and common stocks. The plan does not hold any SpartanNash stock.

The Cash Balance Pension Plan, a non-contributory cash balance pension plan, was frozen effective January 1, 2011. As a result of the freeze, no additional associates were eligible to participate in the plan after January 1, 2011, and additional service credits were no longer added to each participant’s account; however, interest credits continue to accrue. Prior to the plan freeze, the plan benefit formula utilized a cash balance approach whereby credits were added annually to a participant’s account based on compensation and years of vested service, with interest credits also added to the participant’s account at the Company’s discretion.

The Super Foods Plan, a qualified non-contributory pension plan offered by one of the Company’s subsidiaries, provides retirement income for certain eligible full-time associates who are not covered by a union retirement plan. Pension benefits under the plan are based on length of service and compensation, and contributions meet the minimum funding requirements. This plan was frozen effective January 1, 1998.

If lump sum distributions are made in an amount exceeding annual interest cost, settlement accounting is triggered and the resulting settlement expense is recorded as a component of total pension expense (income). Lump sum distributions of $2.6 million and $2.8 million were made and resulting pension settlement charges of $0.5 million and $0.7 million were incurred in 2017 and 2016, respectively.

Postretirement Medical Plans

SpartanNash Company and certain subsidiaries provide healthcare benefits to retired associates under the SpartanNash Company Retiree Medical Plan (the “Retiree Medical Plan”). Former Spartan Stores, Inc. associates hired prior to January 1, 2002 who were not covered by CBAs during their employment and who have at least 10 years of service and have attained age 55 upon retirement qualify as “covered associates.” Covered associates that retired prior to March 31, 1992 receive major medical insurance with deductible and coinsurance provisions until age 65 and Medicare supplemental benefits thereafter. Covered associates retiring after April 1, 1992 are eligible for monthly postretirement healthcare benefits of $5 multiplied by the associate’s years of service. This benefit is in the form of a credit against the monthly insurance premium. The retiree pays the balance of the premium.

The following tables set forth the actuarial present value of benefit obligations, funded status, changes in benefit obligations and plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for the Company’s significant pension and postretirement benefit plans, excluding multi-employer plans. The prepaid, current accrued, and noncurrent accrued benefit costs associated with pension and postretirement benefits are reported in “Other assets, net,” “Accrued payroll and benefits,” and “Postretirement benefits,” respectively, in the consolidated balance sheets.

	Pension Plan		Retiree Medical Plan
	December 30,	December 31,	December 30,	December 31,
(In thousands, except percentages)	2017	2016	2017	2016
Funded Status
Projected/Accumulated benefit obligation:
Balance at beginning of year	$80,350	$83,398	$9,663	$9,179
Service cost	—	—	184	187
Interest cost	2,345	2,977	345	345
Actuarial loss	4,662	1,598	303	213
Benefits paid	(7,204)	(7,623)	(296)	(261)
Balance at end of year	$80,153	$80,350	$10,199	$9,663

Fair value of plan assets:
Balance at beginning of year	$81,982	$84,753	$—	$—
Actual return on plan assets	6,477	4,852	—	—
Company contributions	—	—	296	261
Benefits paid	(7,204)	(7,623)	(296)	(261)
Balance at end of year	$81,255	$81,982	$—	$—
Funded (unfunded) status	$1,102	$1,632	$(10,199)	$(9,663)

Components of net amount recognized in consolidated balance sheets:
Noncurrent assets	$1,102	$1,632	$—	$—
Current liabilities	—	—	(417)	(412)
Noncurrent liabilities	—	—	(9,782)	(9,251)
Net asset (liability)	$1,102	$1,632	$(10,199)	$(9,663)

Amounts recognized in AOCI:
Net actuarial loss	$18,205	$16,938	$1,678	$1,434
Prior service credit	—	—	(250)	(408)
Accumulated other comprehensive loss	$18,205	$16,938	$1,428	$1,026

Weighted average assumptions at measurement date:
Discount rate	3.45%	3.82%	3.72%	4.26%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%

	Pension Plan			Retiree Medical Plan
(In thousands, except percentages)	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$184	$187	$231
Interest cost	2,345	2,977	3,325	345	345	404
Amortization of prior service cost	—	—	—	(158)	(158)	(158)
Expected return on plan assets	(3,836)	(4,269)	(4,923)	—	—	—
Recognized actuarial net loss	221	706	827	59	42	174
Net periodic benefit (income) expense	$(1,270)	$(586)	$(771)	$430	$416	$651
Settlement expense	548	692	—	—	—	—
Total (income) expense	$(722)	$106	$(771)	$430	$416	$651

Weighted average assumptions used to determine net periodic benefit cost (income):
Discount rate	3.82%	4.04%	3.75%	4.26%	4.55%	4.15%
Expected return on plan assets	4.83%	5.05%	5.50%	N/A	N/A	N/A

The net actuarial loss and prior service cost included in AOCI and expected to be recognized in net periodic benefit cost in 2018 are as follows:

			Retiree
(In thousands)	Pension Plan		Medical Plan
Prior service credit	$	N/A	$(158)
Net actuarial loss		417	88

Prior service costs (credits) are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses for the Pension Plan are amortized over the average remaining life of all participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the market-related value of plan assets.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Retiree Medical Plan. Assumed current healthcare cost trend rates used to determine net periodic benefit cost (income) were as follows:

	2017	2016	2015
Pre-65	N/A	7.50%	7.75%
Post-65	8.40%	8.40%	6.85%

The effect of a one-percentage point increase or decrease in assumed healthcare cost trend rates on the total service and interest components and the post-retirement benefit obligations would be less than $0.1 million.

Expected Return on Assets and Investment Strategy

The Company has assumed an average long-term expected return on the Pension Plan assets of 4.84% as of December 30, 2017. The expected return assumption was modeled by third-party investment portfolio managers, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. Determining projected stock and bond returns and then applying these returns to the target asset allocations of the plan assets developed the expected return. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. This overall return assumption is believed to be reasonable over a longer-term period that is consistent with the liabilities.

The Company has an investment policy for the Pension Plan with a long-term asset allocation mix designed to meet the long-term retirement obligations by investing in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs. The asset allocation mix is reviewed periodically and, on a regular basis, actual allocations are rebalanced to approximate the prevailing targets. The following table summarizes both the targeted allocation of the Pension Plan’s asset allocation by asset category and actual allocations as of December 30, 2017 and December 31, 2016:

	Target	Actual
	December 30,	December 30,	December 31,
Asset Category	2017	2017	2016
Equity securities	20.0%	19.3%	20.8%
Fixed income	80.0	79.4	76.9
Cash equivalents	—	1.3	2.3
Total	100.0%	100.0%	100.0%

The investment policy emphasizes the following key objectives: (1) provide benefit security to participants by maximizing the return on plan assets at an acceptable risk level, (2) maintain adequate liquidity for current benefit payments, (3) avoid unexpected increases in pension expense, and (4) within the scope of the above objectives, minimize long term funding to the plan.

The fair values of the Pension Plan assets at December 30, 2017 and December 31, 2016, by asset category, are as follows:

	Fair Value of Assets as of December 30, 2017
(In thousands)	Total	Level 1	Level 2	Level 3	NAV (a)
Mutual funds	$18,194	$—	$—	$—	$18,194
Pooled funds	48,133	—	—	—	48,133
Money market fund	1,037	—	1,037	—	—
Guaranteed annuity contract	13,891	—	—	13,891	—
Total fair value	$81,255	$—	$1,037	$13,891	$66,327

	Fair Value of Assets as of December 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3	NAV (a)
Mutual funds	$14,178	$—	$—	$—	$14,178
Pooled funds	50,506	—	—	—	50,506
Money market fund	1,872	—	1,872	—	—
Guaranteed annuity contract	15,426	—	—	15,426	—
Total fair value	$81,982	$—	$1,872	$15,426	$64,684

(a)	Assets are measured at net asset value (“NAV”) (or its equivalent) on a non-active market, and therefore, have not been classified in the fair value hierarchy.

Level 3 assets consist of guaranteed annuity contracts. A reconciliation of the beginning and ending balances for Level 3 assets is as follows:

(In thousands)	December 30, 2017	December 31, 2016
Balance at beginning of year	$15,426	$16,198
Purchases, sales, issuances and settlements, net	(2,222)	(1,733)
Interest income	552	631
Unrealized gains	135	330
Balance at end of year	$13,891	$15,426

See Note 8 for a discussion of the levels of the fair value hierarchy. The above assets’ fair value measurement level is based on the lowest level of any input that is significant to the fair value measurement.

The following is a description of the valuation methods used for the Pension Plan’s assets measured at fair value in the above tables:

Cash & money market funds: The carrying value approximates fair value. Money market funds are valued on a daily basis at NAV using the amortized cost of the securities held in the fund. Since amortized cost does not meet the criteria for an active market, money market funds are classified within Level 2 of the fair value hierarchy of ASC 820.

Mutual Funds: These investments are valued using NAV as a practical expedient to estimate fair value and are not classified in the fair value hierarchy. NAV is determined once a day after the closing of the exchange based upon the underlying assets in the fund, less the fund’s liabilities, expressed on a per-share basis. Mutual funds held by the Pension Plan are open end mutual funds that are registered with the Securities and Exchange Commission (“SEC”). These funds are required to publish their daily NAV and to transact at that price. The mutual funds held by the Pension Plan are therefore deemed to be actively traded.

Pooled Funds: The plan holds units of various Aon Hewitt Group Trust Funds offered through a private placement. The units are valued daily using NAV as a practical expedient to estimate fair value. NAVs are based on the fair value of each fund’s underlying investments, and are not classified in the fair value hierarchy. The practical expedient is not used when it is determined to be probable that the investment will be sold for an amount different than the reported NAV.

Guaranteed Annuity Contracts: The guaranteed annuity contracts are immediate participation contracts held with insurance companies that act as custodian of the Pension Plan’s assets. The guaranteed annuity contracts are stated at contract values, which are determined by the custodians and approximate fair values. The Company evaluates the general financial condition of the custodians as a component of validating whether the calculated contract value is an accurate approximation of fair value. The review of the general financial condition of the custodians is considered obtainable/observable through the review of readily available financial information the custodians are required to file with the SEC. The group annuity contracts are classified within Level 3 of the valuation hierarchy of ASC 820.

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

The Company expects to make contributions in 2018 of $0.4 million to the Retiree Medical Plan. Although no contributions are required, the Company expects to contribute approximately $2.0 million to the Pension Plan in 2018.

The following estimated benefit payments are expected to be paid in the following fiscal years:

(In thousands)	2018	2019	2020	2021	2022	2022 to 2026
Pension benefits	$8,668	$8,274	$7,702	$7,843	$7,035	$26,850
Post-retirement medical benefits	417	463	503	540	575	3,232

Multi-Employer Health and Welfare Plans

In addition to the plans described above, the Company participates in the Michigan Conference of Teamsters and Ohio Conference of Teamsters Health and Welfare plans. The Company contributes to these multi-employer plans under the terms contained in existing CBAs and in the amounts set forth within these agreements. The health and welfare plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active associates and retirees, as determined by the trustees of the plan. The Company’s contributions largely benefit active associates, and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts for postretirement benefits from contribution amounts paid for active participants in the plan. These plans have a significant surplus of funds held in reserve in excess of claims incurred, and there is no potential withdrawal liability related to the Company’s participation in the plans. With respect to the Company’s participation in these plans, expense is recognized as contributions are funded. The Company contributed $14.1 million, $14.3 million and $15.1 million to these plans in 2017, 2016 and 2015, respectively.

Multi-Employer Pension Plan

The Company also contributes to the Central States Plan, a multi-employer plan defined previously, under the terms of CBAs that cover its union-represented associates and in the amounts set forth within these agreements. The Company is party to four CBAs that require contributions to the Plan with expiration dates ranging from January 2019 to February 2021. These CBAs cover warehouse personnel and drivers in Grand Rapids, Michigan and Bellefontaine and Lima, Ohio. With respect to the Company’s participation in the Central States Plan (EIN 36-60442343 / Pension Plan Number 001), expense is recognized as contributions are funded. The Company contributed $13.4 million, $13.4 million and $12.9 million to this plan in 2017, 2016 and 2015, respectively. The contributions made by the Company represent less than five percent of the Plan’s total contributions in 2017.

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

The PPA zone status of the Plan, which is based on information the Company received from the Plan and is certified by the Plan’s actuary, is “critical and declining” for the Plan’s two most recent fiscal years ending December 31, 2017 and 2016. Among other factors, plans in the “critical and declining” zone are generally less than 65% funded and projected to become insolvent within the next 15 years (or 20 years depending on the ratio of active-to-inactive participants). A rehabilitation plan has been implemented by the trustees of the Plan, and the CBAs that cover warehouse personnel and drivers in the Bellefontaine and Lima, Ohio distribution centers have permanent surcharges imposed due to the failure to adopt the trustee recommended rehabilitation plan. Refer to Note 9, Commitments and Contingencies, for further information regarding the Company’s participation in the Central States Plan. As of the date the consolidated financial statements were issued, Form 5500 was not available for the plan year ended December 31, 2017.

Note 12 – Accumulated Other Comprehensive Income or Loss

AOCI represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments.

Changes in AOCI are as follows:

(In thousands)	2017	2016	2015
Balance at beginning of the year, net of tax	$(11,437)	$(11,447)	$(11,655)
Other comprehensive loss before reclassifications	(2,448)	(643)	(455)
Income tax benefit	934	236	114
Other comprehensive loss, net of tax, before reclassifications	(1,514)	(407)	(341)
Amortization of amounts included in net periodic benefit cost (a)	799	657	884
Income tax expense (b)	(302)	(240)	(335)
Amounts reclassified out of AOCI, net of tax	497	417	549
Other comprehensive (loss) income, net of tax	(1,017)	10	208
Reclassification of stranded tax effects (c)	(2,682)	—	—
Balance at end of the year, net of tax	$(15,136)	$(11,437)	$(11,447)
(a)

Reclassified from AOCI into Selling, general and administrative expense. Amortization of amounts included in net periodic benefit cost includes amortization of prior service cost and amortization of net actuarial loss.

(b)	Reclassified from AOCI into Income taxes expense.
(c)	Refer to Note 1, Summary of Significant Accounting Policies and Basis of Presentation, for a discussion of the impact of early adoption of ASU 2018-02.

Note 13 – Income Tax

The income tax provision for continuing operations is made up of the following components:

(In thousands)	2017	2016	2015
Current income tax expense:
Federal	$366	$22,936	$31,437
State	528	3,210	3,144
Total current income tax expense	894	26,146	34,581
Deferred income tax (benefit) expense:
Federal	(72,842)	6,509	3,255
State	(7,079)	252	(743)
Total deferred income tax (benefit) expense	(79,921)	6,761	2,512
Total income tax (benefit) expense	$(79,027)	$32,907	$37,093

A reconciliation of the statutory federal rate to the effective rate is as follows:

	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
Federal rate change effect on deferred taxes	19.7	—	—
State taxes, net of federal income tax benefit	3.1	2.5	1.6
Stock compensation	1.0	—	—
Other, net	0.8	(0.6)	0.5
Charitable product donations	0.4	(0.5)	(0.3)
Tax credits	0.2	—	—
Domestic production activities deduction	0.1	(0.3)	(0.2)
Non-deductible expenses	(0.3)	0.5	0.4
Effective income tax rate	60.0%	36.6%	37.0%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. Shortly after the Tax Act was enacted, the SEC issued accounting guidance, which provides a one-year measurement period during which a company may complete its accounting for the impacts of the Tax Act. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete, the company may determine a reasonable estimate for those effects and record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted.

In connection with initial analysis of the impact of the Tax Act, the Company recorded a discrete income tax benefit of $26.0 million in the period ending December 30, 2017 associated with the re-measurement of deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate tax rate. The Company has not completed its accounting for the income tax effects of certain elements of the Tax Act, but recorded provisional adjustments based on reasonable estimates. Those estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, state tax conformity to federal tax changes and expected changes to U.S. Treasury regulations. The Company anticipates these estimates will be finalized on or before the due date of the federal return, which is October 15, 2018. The Company’s 2018 tax provision will be recorded at an effective rate that contemplates the new lower statutory rate, and is currently anticipated to be between 23% and 24%.

Deferred tax assets and liabilities resulting from temporary differences as of December 30, 2017 and December 31, 2016 are as follows:

	December 30,	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Employee benefits	$19,311	$30,626
Accrued workers' compensation	1,620	2,624
Allowance for doubtful accounts	1,974	2,945
Intangible assets	56	2,060
Restructuring	2,322	6,087
Deferred revenue	1,552	2,990
Accrued rent	3,853	3,555
Accrued insurance	921	1,279
All other	2,725	4,417
Total deferred tax assets	34,334	56,583

Deferred tax liabilities:
Property and equipment	34,199	52,401
Inventory	31,454	46,332
Goodwill	10,083	79,904
All other	648	1,189
Total deferred tax liabilities	76,384	179,826
Net deferred tax liability	$42,050	$123,243

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 30,	December 31,
(In thousands)	2017	2016
Balance at beginning of year	$2,369	$2,211
Gross increases - tax positions taken in prior years	213	184
Gross decreases - tax positions taken in prior years	(123)	(2)
Gross increases - tax positions taken in current year	872	718
Lapse of statute of limitations	(923)	(742)
Balance at end of year	$2,408	$2,369

Unrecognized tax benefits of $2.0 million are set to expire prior to December 29, 2018. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amount of unrecognized tax benefits, including interest and penalties, that would reduce the Company’s effective income tax rate if recognized in future periods was $1.4 million as of December 30, 2017.

SpartanNash or its subsidiaries file income tax returns with federal, state and local tax authorities within the United States. With few exceptions, SpartanNash is no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years before December 28, 2013. Income tax returns related to the former Nash-Finch Company, with few exceptions, are no longer subject to U.S. federal, state or local examinations by tax authorities.

Note 14 – Stock-Based Compensation

The Company has a shareholder-approved 10-year stock incentive plan covering 2,500,000 shares of SpartanNash’s common stock. The SpartanNash Company Stock Incentive Plan of 2015 (the “2015 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards to directors, officers and other key associates. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. Holders of restricted stock and stock awards are entitled to participate in cash dividends and dividend equivalents. As of December 30, 2017, a total of 1,947,030 shares remained unissued under the 2015 Plan.

All outstanding unvested stock options and unvested shares of restricted stock vest immediately upon a “Change in Control,” as defined by the Plan. The Company has not issued any stock options since 2009 and all outstanding options are vested.

The following table summarizes stock option activity for 2017, 2016 and 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic Value
	Under Options	Price	Life Years	(in thousands)
Options outstanding and exercisable at January 3, 2015	494,483	$20.61	3.30	$2,772
Exercised	(185,627)	19.72		1,543
Cancelled/Forfeited	(63)	11.50
Options outstanding and exercisable at January 2, 2016	308,793	21.15	2.46	773
Exercised	(107,338)	23.46		1,043
Cancelled/Forfeited	(938)	14.36
Options outstanding and exercisable at December 31, 2016	200,517	19.94	1.65	3,929
Exercised	(152,589)	21.02		1,832
Cancelled/Forfeited	—	—
Options outstanding and exercisable at December 30, 2017	47,928	$16.52	1.07	$487

Cash received from option exercises was $3.2 million, $2.5 million and $3.7 million in 2017, 2016 and 2015, respectively.

Restricted shares awarded to associates vest ratably over a four-year service period and over one year for grants to the Board of Directors. Awards are subject to forfeiture and certain transfer restrictions prior to vesting.  Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the required service period.

The following table summarizes restricted stock activity for 2017, 2016 and 2015:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Outstanding and nonvested at January 3, 2015	600,653	$23.08
Granted	314,595	26.59
Vested	(265,737)	23.19
Forfeited	(11,956)	23.85
Outstanding and nonvested at January 2, 2016	637,555	24.75
Granted	314,944	28.34
Vested	(255,156)	24.56
Forfeited	(37,200)	25.80
Outstanding and nonvested at December 31, 2016	660,143	26.48
Granted	296,297	34.68
Vested	(258,183)	25.90
Forfeited	(84,513)	29.11
Outstanding and nonvested at December 30, 2017	613,744	$30.32

The total fair value of shares vested was $9.3 million, $6.6 million and $7.6 million in 2017, 2016 and 2015, respectively.

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the consolidated statements of operations, and related tax benefits were as follows:

(In thousands)	2017	2016	2015
Restricted stock	$9,611	$7,936	$7,240
Tax benefits	(3,440)	(2,976)	(2,758)
Stock-based compensation expense, net of tax	$6,171	$4,960	$4,482

As of December 30, 2017, total unrecognized compensation cost related to non-vested share-based awards granted under the stock incentive plans was $4.0 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.3 years for restricted stock. All compensation costs related to stock options have been recognized.

The Company recognized tax deductions of $11.6 million, $8.0 million and $9.5 million related to the exercise of stock options and the vesting of restricted stock in 2017, 2016 and 2015, respectively.

The Company has a stock bonus plan covering 300,000 shares of SpartanNash common stock. Under the provisions of this plan, certain officers and key associates may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 20% of the portion of the bonus they elect to receive in stock. After the shares are issued, the holder is not able to sell or otherwise transfer the shares until the end of the holding period, which is currently 24 months. Compensation expense is recorded based upon the market price of the stock as of the measurement date. A total of 14,726 shares remained unissued under the stock bonus plan at December 30, 2017.

The Company also has an associate stock purchase plan covering 200,000 shares of SpartanNash common stock. The plan provides that associates of the Company may purchase shares at 95% of the fair market value. As of December 30, 2017, a total of 81,511 shares had been issued under the plan.

Note 15 – Concentration of Credit Risk

The Company may provide financial assistance in the form of loans to certain independent retailers for inventories, store fixtures and equipment and store improvements. Loans are generally secured by liens on real estate, inventory and/or equipment, personal guarantees and other types of collateral, and are generally repayable over a period of five to ten years. The Company establishes allowances for doubtful accounts based upon periodic assessments of the credit risk of specific customers, collateral value, historical trends and other information. The Company believes that adequate provisions have been recorded for any doubtful accounts. In addition, the Company may guarantee debt and lease obligations of independent retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.

In the ordinary course of business, the Company may advance funds to certain independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. As of December 30, 2017, the Company has an unearned advanced amount to one independent retailer for an amount representing approximately two percent of the Company’s total assets. The Company’s collateral related to the advanced funds is a security interest in select business assets of the independent retailer’s stores, including select real property assets and other collateral, including a personal guarantee, from the shareholder. Despite the collateral, the Company may be unable to realize the entire unearned portion of the funds advanced to this independent retailer, and accordingly, has established a reserve of $4.9 million related to the advance. During the fourth quarter of 2017, and in the context of a state law receivership proceeding, the customer rationalized its retail store base and entered into a new supply agreement with the Company, and assumed the obligation of the original agreement. Based on the expected cash flows generated from sales to this customer and consideration of the previously mentioned collateral, the Company believes it is adequately reserved as of December 30, 2017. However, if the customer’s future performance and related cash flows are negatively impacted by changes in economic, industry or market conditions, including changes in the business climate and competition, the Company may be unable to realize the remaining unearned portion of the advanced funds. Given the uncertainty regarding the previously mentioned factors that could impact the customer’s future performance, the Company cannot reasonably estimate the additional amount of advanced funds, if any, that should be reserved. The Company estimates that the possible range of loss related to this customer, in excess of the amount currently reserved, is between zero and $25.0 million, depending on the circumstances discussed above.

As of December 30, 2017, the Company has guaranteed bank debt for one independent retailer in the amount of $1.5 million. This guarantee, which is secured by certain business assets and personal guarantees of the retailer, represents the maximum undiscounted payments the Company would be required to make in the event of default. The Company believes this independent retailer will be able to perform under the loan agreement and that no payments will be required and no loss will be incurred under the guarantee. The fair value of the obligation assumed under the guarantee is not material. In the ordinary course of business, the Company also subleases and assigns various leases to third parties. As of December 30, 2017, the Company estimates the present value of its maximum potential obligations for subleases and assigned leases to be approximately $6.4 million and $13.8 million, respectively.

Note 16 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

(In thousands)	2017	2016	2015
Non-cash financing activities:
Issuance of note payable as consideration for acquisition	$2,460	$—	$2,000
Recognition of investment in direct financing lease	2,295	—	—
Recognition of capital lease obligations	588	3,536	3,236
Derecognition of capital lease obligations	—	(6,068)	—
Deferred gain on derecognition of capital lease obligations	—	3,052	—
Non-cash investing activities:
Capital expenditures included in accounts payable	5,418	5,465	8,896
Derecognition of fixed assets under direct financing lease	2,295	—	—
Capital lease asset additions	588	3,536	3,236
Capital lease asset disposals	—	(3,016)	—
Acquisition financed through issuance of note payable	2,460	—	2,000
Receipt of notes receivable on sale of assets	—	—	4,531
Other supplemental cash flow information:
Cash paid for interest	22,818	16,184	19,178
Cash paid for income taxes	10,657	35,836	23,531

Note 17 – Reporting Segment Information

SpartanNash sells and distributes products that are typically found in supermarkets and discount stores. The operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is the Chief Executive Officer, who determines the allocation of resources and, through a regular review of financial information, assesses the performance of the operating segments. The business is classified by management into three reportable segments: Food Distribution, Military and Retail. These reportable segments are three distinct businesses, each with a different customer base, management structure, and basis for determining budgets, forecasts, and executive compensation. The Company reviews its reportable segments on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred.

The Company’s Food Distribution segment, consisting of 13 distribution centers as well as facilities to process fresh produce, proteins, and meal kits, supplies grocery products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmacy primarily to a diverse group of independent retailers, national retailers, food service distributors and the Company’s corporate owned retail stores. The Company also offers certain back office services (e.g., accounting, payroll, marketing, etc.) to its independent retail customers. These services are not material to the Company’s financial statements. Sales to independent retailers and inter-segment sales are recorded based upon both a “cost plus” model and a “variable mark-up” model, which vary by commodity and servicing distribution center. To supply its wholesale customers, the Company operates a fleet of tractors, conventional trailers and refrigerated trailers and also provides managed freight solutions.

The Military segment contracts with manufacturers and brokers to distribute a wide variety of grocery products, including dry groceries, beverages, meat, and frozen foods, primarily to U.S. military commissaries and exchanges from its 7 distribution centers, two of which are shared with the Food Distribution segment. The contracts typically specify the commissaries and exchanges to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms. The Company is also the DeCA exclusive worldwide supplier of private brand grocery and related products to U.S. military commissaries. The Company procures the grocery and related products from various manufacturers, and upon receiving customer orders from DeCA, either delivers the products to the U.S. military commissaries itself or partners with Coastal Pacific Food Distributors to deliver the products on its behalf.

The Retail segment operated 145 corporate owned retail stores and 31 fuel centers, predominantly in the Midwest region, as of December 30, 2017. The Company’s retail stores typically offer dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products and health and beauty care products. The Company also offered pharmacy services in 87 of its corporate owned retail stores as of December 30, 2017.

Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

The following tables set forth information about the Company by reporting segment:

	Food
(In thousands)	Distribution	Military	Retail	Total
2017
Net sales to external customers	$3,992,192	$2,144,022	$1,991,868	$8,128,082
Inter-segment sales	885,872	—	—	885,872
Merger/acquisition and integration	6,244	1,522	335	8,101
Goodwill impairment	—	—	189,027	189,027
Restructuring charges and asset impairment	1,317	500	37,615	39,432
Depreciation and amortization	30,255	11,626	41,359	83,240
Operating earnings (loss)	83,296	7,014	(196,626)	(106,316)
Capital expenditures	25,990	6,482	38,434	70,906

2016
Net sales to external customers	$3,454,541	$2,197,014	$2,083,045	$7,734,600
Inter-segment sales	918,095	—	—	918,095
Merger/acquisition and integration	3,703	1	3,255	6,959
Restructuring charges (gains) and asset impairment	5,068	(473)	27,521	32,116
Depreciation and amortization	21,397	11,484	44,365	77,246
Operating earnings	85,093	12,160	11,514	108,767
Capital expenditures	19,075	6,447	47,907	73,429

2015
Net sales to external customers	$3,305,094	$2,207,161	$2,139,718	$7,651,973
Inter-segment sales	973,512	—	—	973,512
Merger/acquisition and integration	2,037	—	6,396	8,433
Restructuring (gains) charges and asset impairment	(216)	1,048	7,970	8,802
Depreciation and amortization	26,127	12,081	45,126	83,334
Operating earnings	78,841	17,059	26,975	122,875
Capital expenditures	17,967	3,768	57,659	79,394

			December 30,	December 31,
(In thousands)			2017	2016
Total Assets
Food Distribution			$1,085,621	$776,725
Military			432,818	395,737
Retail			533,912	754,625
Discontinued operations			3,446	3,249
Total			$2,055,797	$1,930,336

The Company offers a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel, and other items and services. The following table presents sales by type of similar product and services:

(In thousands, except percentages)	2017		2016		2015
Center store (a)	$4,877,289	60.0%	$4,908,142	63.5%	$4,845,763	63.3%
Fresh (b)	2,771,942	34.1	2,359,829	30.5	2,373,829	31.0
Pharmacy	352,177	4.3	356,010	4.6	310,377	4.1
Fuel	126,674	1.6	110,619	1.4	122,004	1.6
Consolidated net sales	$8,128,082	100.0%	$7,734,600	100.0%	$7,651,973	100.0%
(a)	Consists primarily of general merchandise, grocery, beverages, snacks, tobacco products and frozen foods.
(b)	Consists primarily of produce, meat, dairy, deli, bakery, prepared proteins, seafood and floral.

Note 18- Quarterly Financial Information (Unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

	2017
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands, except per share amounts)	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Net sales	$8,128,082	$1,924,225	$1,906,644	$1,894,709	$2,402,504
Gross profit	1,144,909	254,815	261,692	271,026	357,376
Merger/acquisition and integration	8,101	1,070	2,392	622	4,017
Goodwill impairment	189,027	—	189,027	—	—
Restructuring charges (gains) and asset impairment	39,432	2,799	35,626	(14)	1,021
(Loss) earnings before income taxes and discontinued operations	(131,644)	12,492	(199,897)	33,327	22,434
(Loss) earnings from continuing operations	(52,617)	34,710	(123,452)	21,060	15,065
Loss from discontinued operations, net of taxes	(228)	(103)	(54)	(31)	(40)
Net (loss) earnings	$(52,845)	$34,607	$(123,506)	$21,029	$15,025
(Loss) earnings from continuing operations per share:
Basic	$(1.41)	$0.94	$(3.31)	$0.56	$0.40
Diluted	(1.41)	0.94	(3.31)	0.56	0.40
Net (loss) earnings per share:
Basic	$(1.41)	$0.94	$(3.32)	$0.56	$0.40
Diluted	(1.41)	0.94	(3.32)	0.56	0.40
Dividends	$24,704	$6,055	$6,149	$6,245	$6,255

	2016
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands, except per share amounts)	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Net sales	$7,734,600	$1,828,183	$1,800,085	$1,827,562	$2,278,770
Gross profit	1,111,494	259,258	255,295	262,699	334,242
Merger/acquisition and integration	6,959	2,722	2,427	913	897
Restructuring charges and asset impairment	32,116	8,402	2,662	5,748	15,304
Earnings before income taxes and discontinued operations	89,963	20,079	25,594	28,303	15,987
Earnings from continuing operations	57,056	12,806	16,730	17,560	9,960
(Loss) earnings from discontinued operations, net of taxes	(228)	39	(82)	(76)	(109)
Net earnings	$56,828	$12,845	$16,648	$17,484	$9,851
Earnings from continuing operations per share:
Basic	$1.52	$0.34	$0.45	$0.47	$0.27
Diluted	1.52	0.34	0.45	0.47	0.27
Net earnings per share:
Basic	$1.52	$0.34	$0.44	$0.47	$0.26
Diluted	1.51	0.34	0.44	0.47	0.26
Dividends	$22,496	$5,623	$5,620	$5,621	$5,632

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of December 30, 2017 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

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

Management of SpartanNash Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that SpartanNash Company’s internal control over financial reporting was effective as of December 30, 2017.

Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded the Caito Foods Service and Blue Ribbon Transport acquisition from its annual report on internal control over financial reporting as of December 30, 2017. Caito Foods Service and Blue Ribbon Transport represented 12%, 5%, and 22% of SpartanNash Company’s consolidated total assets, consolidated net sales, and consolidated net loss, respectively, as of and for the year ended December 30, 2017.

The independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2017 as stated in their report on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SpartanNash Company and Subsidiaries

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SpartanNash Company and subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 30, 2017, of the Company and our report dated February 26, 2018, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Caito Foods Service and Blue Ribbon Transport, which was acquired on January 6, 2017 and whose financial statements constitute 12% of total assets, 5% of revenues, and 22% of net loss of the consolidated financial statement amounts as of and for the year ended December 30, 2017. Accordingly, our audit did not include the internal control over financial reporting at Caito Foods Service and Blue Ribbon Transport.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

February 26, 2018

Changes in Internal Controls Over Financial Reporting

During the last fiscal quarter, there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is here incorporated by reference from the sections titled “The Board of Directors,” “SpartanNash’s Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” and “Transactions with Related Persons” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2018.

Item 11.  Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the section titled “Ownership of SpartanNash Stock” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2018.

The following table provides information about SpartanNash’s equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2017.

EQUITY COMPENSATION PLANS

			Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (1)
Plan Category	(1)	(2)	(3)
Equity compensation Plans approved by security holders (a)	47,928	16.52	1,947,030
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	47,928	16.52	1,947,030

(a)

Consists of the Stock Incentive Plan of 2015. The numbers of shares reflected in column (3) in the table above with respect to the Stock Incentive Plan of 2015 represent shares that may be issued other than upon the exercise of an option, warrant or right. The plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in SpartanNash’s capitalization.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and the table captioned “Board of Directors Committee Membership” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2018.

Item 14.  Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2018.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated February 26, 2018

Consolidated Balance Sheets at December 30, 2017 and December 31, 2016

Consolidated Statements of Operations for the years ended December 30, 2017, December 31, 2016 and January 2, 2016

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 30, 2017, December 31, 2016 and January 2, 2016

Consolidated Statements of Shareholders’ Equity for the years ended December 30, 2017, December 31, 2016 and January 2, 2016

Consolidated Statements of Cash Flows for the years ended December 30, 2017, December 31, 2016 and January 2, 2016

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

2.2

Asset Purchase Agreement dated as of November 3, 2016 by and among SpartanNash Company, Caito Foods Service, Inc., Blue Ribbon Transport, Inc., and Matthew Caito as Seller’s Representative. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 9, 2017. Incorporated herein by reference.

2.3

Amendment to Asset Purchase Agreement dated as of January 6, 2017 by and among SpartanNash Company, Caito Foods Service, Inc., Blue Ribbon Transport, Inc., and Matthew Caito as Seller’s Representative. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 9, 2017. Incorporated herein by reference.

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

10.4

Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated November 21, 2017, among SpartanNash Company and certain of its subsidiaries, as borrowers, and Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party thereto.

10.5*

Amended and Restated SpartanNash Company Executive Cash Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 3, 2015. Incorporated herein by reference.

10.6*	Summary of 2017 Long-Term Cash Incentive Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2017. Incorporated herein by reference.

10.7*	Summary of 2017 Annual Cash Incentive Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2017. Incorporated herein by reference.

10.8*

Form of 2016 Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 2016. Incorporated herein by reference.

10.9*

Form of 2015 Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 25, 2015. Incorporated herein by reference.

10.10*	SpartanNash Company Stock Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Form S-8 filed on June 4, 2015. Incorporated herein by reference.

10.11*

SpartanNash Company Supplemental Executive Retirement Plan, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 27, 2010. Incorporated herein by reference.

10.12*	SpartanNash Company Supplemental Executive Savings Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement filed on December 21, 2001. Incorporated herein by reference.

Exhibit Number	Document
10.13*	SpartanNash Company 2001 Stock Bonus Plan. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the period ended December 28, 2013. Incorporated herein by reference.

10.14*

Form of Restricted Stock Award to Executive Officers. Previously filed as an exhibit to SpartanNash Company’s Quarterly Report on Form 10-Q for the quarter ending April 22, 2017. Incorporated herein by reference.

10.15*

Form of Restricted Stock Award to Non-Employee Directors. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending April 22, 2017. Incorporated herein by reference.

10.16*	Form of Executive Employment Agreement between SpartanNash Company and certain executive officers, as amended.

10.17*	Form of Executive Employment Agreement between SpartanNash Company and certain executive officers.

10.18*	Form of Executive Severance Agreement between SpartanNash Company and certain executive officers, as amended.

10.19*	Form of Executive Severance Agreement between SpartanNash Company and certain executive officers.

10.20*	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended January 2, 2016. Incorporated herein by reference.

10.21*

Description of Compensation Arrangements of Interim Chief Financial Officer. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending July 15,. Incorporated herein by reference.

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

SPARTANNASH COMPANY (Registrant)

Date: February 26, 2018	By	/s/ David M. Staples
David M. Staples Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SpartanNash Company and in the capacities and on the dates indicated.

February 26, 2018	By	*
M. Shân Atkins Director

February 26, 2018	By	*
Dennis Eidson Chairman and Director

February 26, 2018	By	*
Mickey P. Foret Director

February 26, 2018	By	*
Dr. Frank M. Gambino Director

February 26, 2018	By	*
Douglas A. Hacker Director

February 26, 2018	By	*
Yvonne R. Jackson Director

February 26, 2018	By	*
Elizabeth A. Nickels Director

February 26, 2018	By	*
Timothy J. O’Donovan Director

February 26, 2018	By	*
Hawthorne Proctor Director

February 26, 2018	By	/s/ David M. Staples
David M. Staples Chief Executive Officer and Director
(Principal Executive Officer)

February 26, 2018	By	*
William R. Voss Director

February 26, 2018	By	/s/ Mark E. Shamber
Mark E. Shamber Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 26, 2018	By	/s/ Tammy R. Hurley
Tammy R. Hurley Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

February 26, 2018	*By	/s/ David M. Staples
David M. Staples Attorney-in-Fact