Form 10-Q
period 2018-04-21
SpartanNash Co
filed 2018-05-30
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 21, 2018.

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

As of May 25, 2018, the registrant had 35,921,757 outstanding shares of common stock, no par value.

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

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. These risks and uncertainties include general business conditions, changes in overall economic conditions that impact consumer spending, the Company’s ability to integrate acquired assets, the impact of competition and other factors which are often beyond the control of the Company, and other risks listed in the “Risk Factors” discussion in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and risks and uncertainties not presently known to the Company or that the Company currently deems immaterial.

This section and the discussions contained in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and in Part I, Item 2 “Critical Accounting Policy” of the Quarterly Report on Form 10-Q, are intended to provide meaningful cautionary statements for purposes of the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur or information obtained after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 21,	December 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$17,167	$15,667
Accounts and notes receivable, net	330,254	344,057
Inventories, net	577,508	597,162
Prepaid expenses and other current assets	47,144	47,400
Property and equipment held for sale	13,093	—
Total current assets	985,166	1,004,286

Property and equipment, net	582,434	600,240
Goodwill	178,648	178,648
Intangible assets, net	132,565	134,430
Other assets, net	138,124	138,193

Total assets	$2,016,937	$2,055,797

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$356,534	$376,977
Accrued payroll and benefits	57,317	65,156
Other accrued expenses	43,034	43,252
Current maturities of long-term debt and capital lease obligations	7,628	9,196
Total current liabilities	464,513	494,581

Long-term liabilities
Deferred income taxes	49,372	42,050
Postretirement benefits	15,944	15,687
Other long-term liabilities	41,697	40,774
Long-term debt and capital lease obligations	733,367	740,755
Total long-term liabilities	840,380	839,266

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 35,923 and 36,466 shares outstanding	481,286	497,093
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(15,052)	(15,136)
Retained earnings	245,810	239,993
Total shareholders’ equity	712,044	721,950

Total liabilities and shareholders’ equity	$2,016,937	$2,055,797

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	16 Weeks Ended
	April 21, 2018	April 22, 2017
Net sales	$2,385,073	$2,353,702
Cost of sales	2,041,859	1,996,326
Gross profit	343,214	357,376

Operating expenses
Selling, general and administrative	309,058	322,779
Merger/acquisition and integration	2,206	4,017
Restructuring charges and asset impairment	6,202	1,021
Total operating expenses	317,466	327,817

Operating earnings	25,748	29,559

Other expenses and (income)
Interest expense	8,778	7,315
Other, net	(225)	(190)
Total other expenses, net	8,553	7,125

Earnings before income taxes and discontinued operations	17,195	22,434
Income taxes	4,760	7,369
Earnings from continuing operations	12,435	15,065

Loss from discontinued operations, net of taxes	(92)	(40)
Net earnings	$12,343	$15,025

Basic earnings per share:
Earnings from continuing operations	$0.34	$0.40
Loss from discontinued operations	—	—
Net earnings	$0.34	$0.40

Diluted earnings per share:
Earnings from continuing operations	$0.34	$0.40
Loss from discontinued operations	—	—
Net earnings	$0.34	$0.40

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	16 Weeks Ended
	April 21, 2018	April 22, 2017
Net earnings	$12,343	$15,025

Other comprehensive income, before tax
Pension and postretirement liability adjustment	111	41
Total other comprehensive income, before tax	111	41

Income tax expense related to items of other comprehensive income	(27)	(16)

Total other comprehensive income, after tax	84	25
Comprehensive income	$12,427	$15,050

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 30, 2017	36,466	$497,093	$(15,136)	$239,993	$721,950
Net earnings	—	—	—	12,343	12,343
Other comprehensive income	—	—	84	—	84
Dividends - $0.18 per share	—	—	—	(6,526)	(6,526)
Share repurchase	(952)	(20,000)	—	—	(20,000)
Stock-based employee compensation	—	5,290	—	—	5,290
Issuances of common stock for stock bonus plan	24	470	—	—	470
Issuances of restricted stock	472	—	—	—	—
Cancellations of stock-based awards	(87)	(1,567)	—	—	(1,567)
Balance at April 21, 2018	35,923	$481,286	$(15,052)	$245,810	$712,044

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	16 Weeks Ended
	April 21, 2018	April 22, 2017
Cash flows from operating activities
Net earnings	$12,343	$15,025
Loss from discontinued operations, net of tax	92	40
Earnings from continuing operations	12,435	15,065
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash restructuring, asset impairment and other charges	6,104	916
Depreciation and amortization	25,569	25,850
LIFO expense	1,540	1,590
Postretirement benefits (income) expense	(303)	465
Deferred taxes on income	7,322	9,719
Stock-based compensation expense	5,290	6,352
Other, net	(49)	(6)
Changes in operating assets and liabilities:
Accounts receivable	14,703	(18,879)
Inventories	17,950	3,713
Prepaid expenses and other assets	1,063	(1,108)
Accounts payable	(18,606)	(26,159)
Accrued payroll and benefits	(7,326)	(19,527)
Postretirement benefit payments	(88)	(90)
Other accrued expenses and other liabilities	(5,223)	(8,192)
Net cash provided by (used in) operating activities	60,381	(10,291)
Cash flows from investing activities
Purchases of property and equipment	(21,041)	(19,476)
Net proceeds from the sale of assets	150	557
Acquisitions, net of cash acquired	—	(214,595)
Loans to customers	(698)	—
Payments from customers on loans	662	754
Other	(6)	(133)
Net cash used in investing activities	(20,933)	(232,893)
Cash flows from financing activities
Proceeds from senior secured credit facility	259,321	652,573
Payments on senior secured credit facility	(266,753)	(406,140)
Share repurchase	(20,000)	—
Net payments related to stock-based award activities	(1,567)	(2,607)
Repayment of other long-term debt	(2,331)	(2,265)
Financing fees paid	(7)	(216)
Proceeds from exercise of stock options	—	3,207
Dividends paid	(6,526)	(6,255)
Net cash (used in) provided by financing activities	(37,863)	238,297
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(85)	52
Net cash (used in) provided by discontinued operations	(85)	52
Net increase (decrease) in cash and cash equivalents	1,500	(4,835)
Cash and cash equivalents at beginning of period	15,667	24,351
Cash and cash equivalents at end of period	$17,167	$19,516

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or “the Company”). Intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of April 21, 2018, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the first quarters of 2018 and 2017 include the results of operations of the Company for the 16 week periods ended April 21, 2018 and April 22, 2017, respectively.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers – Topic 606” (“ASC 606”). The new guidance affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. As of the beginning of 2018, the Company adopted ASC 606 and all subsequent ASUs that modified ASC 606. Refer to Note 3, Revenue Recognition, for additional information about adoption of this guidance and additional disclosures required under the standard.

From a principal versus agent perspective, the Company determined that certain contracts in the Food Distribution segment that were historically reported on a gross basis are now required to be reported on a net basis, resulting in a corresponding decreases to both net sales and cost of sales of $42.6 million in the first quarter of 2018 from what would have been recognized under previous guidance. The implementation of the guidance had no impact on gross profit, net earnings, the balance sheet, cash flows, equity, or the timing of revenue recognition in current or prior periods.  The adoption of the guidance using the full retrospective method resulted in decreases to fiscal 2017 net sales and cost of sales previously reported as shown in the following table:

	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands)	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
2017	$164,283	$38,725	$38,246	$38,510	$48,802

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits.” ASU 2017-07 requires that the service cost component of pension and postretirement benefit costs be presented in the same line item as other current employee compensation costs and other components of those benefit costs be presented separately from the service cost component and outside a subtotal of income from operations, if presented. The ASU also requires that only the service cost component of pension and postretirement benefit costs is eligible for capitalization. The Company adopted this guidance as of the beginning of 2018. Accordingly, benefit costs other than service cost, are reflected in the condensed consolidated statements of earnings in Other, net, whereas they previously were recognized in Selling, general and administrative expenses. Retrospective application resulted in a decrease to Other, net and an increase in Selling, general and administrative expenses. The costs associated with the reclassifications were not material in either of the periods presented.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business.” ASU 2017-01 narrows the definition of a business and provides a screen to determine when a set of the three elements of a business – inputs, processes, and outputs – are not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. This guidance was effective as of the beginning of 2018. As no business combinations have occurred since the effective date, there has been no impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 provides guidance for lease accounting and stipulates that lessees will need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease rent payments. Treatment in the consolidated statements of operations will be similar to the current treatment of operating and capital leases. The new guidance is effective on a modified retrospective basis for the Company in the first quarter of its fiscal year ending December 28, 2019. The Company has established a transition process which includes understanding the current leasing activities, identifying changes resulting from the new standard, designing tools to account for the change, and updating accounting policies, processes and controls over financial reporting. The adoption of this ASU will result in a significant increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets. Other effects of the adoption of this ASU are currently being evaluated by the Company.

Note 3 – Revenue

Revenue Recognition Accounting Policy

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods and services to a customer, in an amount that reflects the consideration that it expects to receive in exchange for those goods or services. This is achieved through applying the following five-step model:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company generates substantially all of its revenue from contracts with customers, whether formal or implied. Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue as the Company considers itself a pass-through conduit for collecting and remitting sales taxes, with the exception of taxes assessed during the procurement process of select inventories. Greater than 99% of the Company’s revenues are recognized at a point in time. Revenues from product sales are recognized when control of the goods is transferred to the customer, which occurs at a point in time, typically upon delivery or shipment to the customer, depending on shipping terms, or upon customer check-out in a corporate owned retail store. Freight revenues are also recognized upon delivery, at a point in time. Other revenues, including revenues from value-added services, are recognized as earned, over a period of time. All of the Company’s revenues are domestic, as the Company has no performance obligations on international shipments subsequent to delivery to the domestic port. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

The Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) with respect to each contract with customers. The Company determined that certain contracts in the Food Distribution segment that were historically reported on a gross basis are now required to be reported on a net basis, resulting in a corresponding decreases to both net sales and cost of sales.

Based upon the nature of the products the Company sells, its customers have limited rights of return which are immaterial. Discounts provided by the Company to customers at the time of sale are recognized as a reduction in sales as the products are sold. Certain contracts include rebates and other forms of variable consideration, including up-front rebates, rebates in arrears, rebatable incentives, flex funds, and product incentives, which may have tiered structures based on purchase volumes and which are accounted for as variable consideration. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company believes that there will not be significant changes to its estimates of variable consideration, and has not constrained any consideration in any period presented.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, type of products and services and type of customer for each of the Company’s reportable segments:

	16 Weeks Ended April 21, 2018
(In thousands)	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$360,143	$322,358	$221,292	$903,793
Fresh (b)	431,598	179,049	205,585	816,232
Non-food (c)	339,196	160,348	99,612	599,156
Fuel	—	—	39,463	39,463
Other	24,274	1,865	290	26,429
Total	$1,155,211	$663,620	$566,242	$2,385,073
Type of customers:
Individuals	$—	$—	$565,952	$565,952
Manufacturers, brokers and distributors	61,624	645,677	—	707,301
Retailers	1,074,831	16,078	—	1,090,909
Other	18,756	1,865	290	20,911
Total	$1,155,211	$663,620	$566,242	$2,385,073

	16 Weeks Ended April 22, 2017
(In thousands)	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$352,190	$313,677	$236,745	$902,612
Fresh (b)	432,529	173,538	220,742	826,809
Non-food (c)	304,546	154,540	102,582	561,668
Fuel	—	—	35,822	35,822
Other	24,883	1,558	350	26,791
Total	$1,114,148	$643,313	$596,241	$2,353,702
Type of customers:
Individuals	$—	$—	$595,891	$595,891
Manufacturers, brokers and distributors	66,585	641,755	—	708,340
Retailers	1,028,468	—	—	1,028,468
Other	19,095	1,558	350	21,003
Total	$1,114,148	$643,313	$596,241	$2,353,702

(a) Center store includes dry grocery, frozen and beverages.
(b) Fresh includes produce, meat, dairy, deli, bakery, prepared proteins, seafood and floral.
(c) Non-food includes general merchandise, health and beauty care, tobacco products and pharmacy.

Sources of Revenue

The Company’s main sources of revenue include the following:

Customer Supply Agreements (CSAs) – The Company enters into CSAs (also known as Retail Sales and Service Agreements) with many of its independent and national retailer customers. These contracts obligate the Company to supply grocery and related products upon receipt of a purchase order from its customers. The contracts often specify minimum purchases a customer is required to make - in dollars or as a percentage of their total purchases - in order to earn certain rebates or incentives. In some cases, customers are required to repay certain advanced or loaned funds if they fail to meet purchase minimums or otherwise exit the supply agreement. Many of these contracts include various performance obligations other than providing grocery products, such as providing store resets, shelf tags, signage, or merchandising services. The Company has determined that these obligations are not material in the overall context of the contracts, and as such has not allocated transaction price to these obligations. Revenue is recognized under these contracts when control of the product passes to the customer, which may happen before or after delivery depending upon specified shipping terms.

Contracts with Manufacturers and Brokers to supply the Defense Commissary Agency (“DeCA”) and Other Government Agencies – DeCA operates a chain of 237 commissaries on U.S. military installations. DeCA contracts with manufacturers to obtain grocery products for the commissary system. Manufacturers either deliver the products to the commissaries themselves or, more commonly, contract with distributors such as SpartanNash to provide products to the commissaries. Manufacturers must authorize the distributors as their official representatives to DeCA, and the distributors must adhere to DeCA’s frequent delivery system (“FDS”) procedures governing matters such as product identification, ordering and processing, information exchange and resolution of discrepancies. The Company obtains distribution contracts with manufacturers through competitive bidding processes and direct negotiations. As commissaries need to be restocked, DeCA identifies the manufacturer with which an order is to be placed, determines which distributor is the manufacturer’s official representative for a particular commissary or exchange location, and then places a product order with that distributor under the auspices of DeCA’s master contract with the applicable manufacturer. The distributor selects that product from its existing inventory, delivers it to the commissary or port (in the case of overseas shipments) designated by DeCA, and bills the manufacturer for the product price plus a drayage fee that is typically based on a percentage of the purchase price, but may in some cases be based on a dollar amount per case or pound of product sold. The manufacturer then bills DeCA under the terms of its master contract. As control of the product passes to the customer upon delivery, revenue is recognized by SpartanNash at this point in time.

Revenue is recognized for the full amount paid by the vendor (for product and drayage) as the Company is a principal in the transaction and therefore should recognize revenue on a gross basis for these contracts. The FASB’s definition of a principal in the transaction is centered on controlling goods before they are transferred to the customer. Key considerations supporting that SpartanNash controls the goods for these contracts prior to transfer to the customer include the following: the Company has the ability to obtain substantially all of the remaining benefits from the assets by selling the goods and/or by pledging the related assets as collateral for borrowings, the Company is required to bear the risk of inventory loss prior to transfer to the customer, has shared responsibilities in the fulfillment and acceptability of the goods, and to a lesser extent, has some discretion in establishing the price for the goods. Based on a thorough evaluation of all of the facts and circumstances, including a detailed assessment and interpretation of the revenue standard, the Company concluded that it is a principal in the transaction and should recognize revenue on a gross basis for these contracts.

Retail Sales – The corporate owned retail stores recognize revenue at the time the customer takes possession of the goods. While there are no formal contracts related to these sales, they are within the scope of ASC 606. Customer returns are not material. The Company does not recognize a sale when it awards customer loyalty points or sells gift cards and gift certificates; rather, a sale is recognized when the customer loyalty points, gift card or gift certificate are redeemed to purchase product. There were no significant changes to revenue recognition in the Retail segment under ASC 606 related to the accounting for gift card breakage and loyalty rewards, which are immaterial to the consolidated financial statements.

Contract Assets and Liabilities

Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not receive pre-payment from its customers, or enter into commitments to provide goods or services that have terms greater than one year. As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient under ASC 606 to omit disclosures regarding remaining performance obligations.

For the first quarters of 2018 and 2017, revenue recognized from performance obligations related to prior periods (for example, due to changes in estimated rebates and incentives impacting the transaction price), was not material.

In the ordinary course of business, the Company may advance funds to certain independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. For volume based arrangements, the Company estimates the amount of the advanced funds earned by the retailers based on the expected volume of purchases by the retailer, and amortizes the advances as a reduction of the transaction price and revenue earned. These advances are not considered contract assets under ASC 606 as they are not generated through the transfer of goods or services to the retailers. These advances are included in Other assets, net on the Company’s balance sheets.

When the Company transfers goods or services to a customer, payment is due - subject to normal terms - and is not conditional on anything other than the passage of time. Typical payment terms range from due upon receipt to 30 days, depending on the type of customer and relationship. At contract inception, the Company expects that the period of time between the transfer of goods to the customer and when the customer pays for those goods will be less than one year, which is consistent with the Company’s standard payment terms. Accordingly, the Company has elected the practical expedient under ASC 606 to not adjust for the effects of a significant financing component. As such, these amounts are recorded as receivables and not contract assets. The Company had no contract assets for any period presented.

The following table presents the Company’s accounts and notes receivable:

	April 21,	December 30,
(In thousands)	2018	2017
Customer notes receivable	$2,686	$2,555
Customer accounts receivable	304,194	312,214
Other receivables	25,509	31,169
Allowance for doubtful accounts	(2,135)	(1,881)
Net current accounts and notes receivable	$330,254	$344,057
Long-term notes receivable	17,609	18,322
Allowance for doubtful accounts	(120)	(120)
Net long-term notes receivable	$17,489	$18,202

The Company does not typically incur incremental costs of obtaining a contract that are contingent upon successful contract execution and would therefore be capitalized. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less.

Note 4 – Acquisitions

On January 6, 2017, the Company acquired certain assets and assumed certain liabilities of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) for $214.6 million in cash, net of $2.5 million of cash acquired. Acquired assets consist primarily of property and equipment of $76.7 million, intangible assets of $72.9 million, and working capital. Intangible assets are primarily composed of customer relationships, which are amortized over fifteen years, and indefinite lived trade names. In connection with the purchase, the Company provided certain earn-out opportunities that have the potential to pay the sellers an additional $27.4 million, collectively, if the business achieves certain performance targets during the first three years after acquisition. As certain performance targets were not met in the first year after acquisition, the Company will be reimbursed a portion of the initial purchase price at an amount not to exceed the sum of: a) $15.0 million, representing the funds paid into escrow, and b) any earn-out opportunities earned by the sellers. The reduction in purchase price, if applicable, will first be applied to funds paid into escrow and then as an offset against and a reduction to any payments owed on the various earn-out opportunities, with reimbursement made after the third-year anniversary of the acquisition date.

Caito is a leading supplier of fresh fruits and vegetables as well as value-added meal solutions to grocery retailers and food service distributors across the Southeast, Midwest and Eastern United States. BRT offers temperature-controlled distribution and logistics services throughout North America. The Company acquired Caito and BRT to strengthen its fresh product offerings to its existing customer base and to expand into fast-growing, value-added services, such as freshly-prepared centerplate and side dish categories.

The excess of the purchase price over the fair value of net assets acquired of $46.3 million was recorded as goodwill in the consolidated balance sheet within the Food Distribution segment, and is deductible for tax purposes. During the measurement period, which ended January 5, 2018, the Company recorded opening balance sheet adjustments in the amount of $1.3 million, which increased the balance of goodwill, associated with updated valuations of certain acquired long-lived assets. All adjustments were made during fiscal 2017.

Note 5 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for the first quarter of 2018. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at December 30, 2017	$17,889	$3	$17,892
Provision for closing charges	3,903	—	3,903
Provision for severance	—	125	125
Other	554	—	554
Changes in estimates	285	—	285
Accretion expense	182	—	182
Payments	(1,846)	(37)	(1,883)
Balance at April 21, 2018	$20,967	$91	$21,058

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Restructuring and asset impairment charges included in the condensed consolidated statements of earnings consisted of the following:

	16 Weeks Ended
	April 21,	April 22,
(In thousands)	2018	2017
Asset impairment charges	$1,470	$521
Provision for closing charges	3,903	405
Loss (gain) on sales of assets related to closed facilities	137	(177)
Provision for severance	125	535
Other costs associated with distribution center and store closings	282	296
Changes in estimates	285	—
Lease termination adjustments	—	(559)
	$6,202	$1,021

Restructuring and asset impairment charges were primarily incurred in the Retail segment due to the economic and competitive environment of certain stores and in conjunction with the Company’s retail store rationalization plan. The changes in estimates relate to revised estimates of lease and ancillary costs associated with previously closed locations, due to deterioration of the condition of certain properties. The lease termination adjustments represent the benefits recognized in connection with lease buyouts negotiated related to previously closed stores.

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6 – Fair Value Measurements. Assets with a book value of $1.8 million were measured at a fair value of $0.3 million, resulting in an impairment charge of $1.5 million in 2018. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers.

Note 6 – Fair Value Measurements

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. See Note 5 for discussion of the fair value measurements related to long-lived asset impairment charges.  The book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	April 21,	December 30,
(In thousands)	2018	2017
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and capital lease obligations	$7,628	$9,196
Long-term debt and capital lease obligations	739,257	747,172
Total book value of debt instruments	746,885	756,368
Fair value of debt instruments, excluding debt financing costs	749,028	757,966
Excess of fair value over book value	$2,143	$1,598

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

The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected EBITDA. Projected contingent payment or receipt amounts are discounted back to the current period using a discounted cash flow model. Projected EBITDA amounts are based on initial deal model forecasts at the time of acquisition as well as the Company’s most recent internal operational budget, and include a probability weighted range of outcomes. Changes in projected EBITDA, probabilities of payment, discount rates, or projected payment dates may result in higher or lower fair value measurements. The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs as of April 21, 2018:

Unobservable Input	Range
Discount rate	11.80%
Probability of payments	0% - 100%
Projected year(s) of payments	2018 - 2019

The fair value of contingent consideration receivable and payable associated with the prior year acquisitions of Caito and BRT is $18.4 million and $3.4 million, respectively, as of April 21, 2018, and there has been no change in the fair value since December 30, 2017. The net receivable of $15 million was recorded in other assets, net in the condensed consolidated balance sheets as there is a right of offset for the payable and receivable. Upon payment, the portion of the contingent consideration related to the acquisition date fair value is reported as a financing activity in the condensed consolidated statements of cash flows. Amounts received or paid in excess of the acquisition date fair value are reported as an operating activity in the consolidated statements of cash flows.

Note 7 – Commitments and Contingencies

The Company is engaged from time to time in routine legal proceedings incidental to its business. The Company does not believe that these routine legal proceedings, taken as a whole, will have a material impact on its business operations or financial condition. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in an adverse effect on the Company’s consolidated financial position, operating results or liquidity.

In the ordinary course of business, the Company may advance funds to certain independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. As of April 21, 2018, the Company has an unearned advanced amount to one independent retailer for an amount representing approximately two percent of the Company’s total assets. The Company’s collateral related to the advanced funds is a security interest in select business assets of the independent retailer’s stores, including select real property assets and other collateral, including a personal guarantee, from the shareholder. Despite the collateral, the Company may be unable to realize the entire unearned portion of the funds advanced to this independent retailer, and accordingly, has established a reserve of $4.9 million related to the advance. During the fourth quarter of 2017, and in the context of a state law receivership proceeding, the customer rationalized its retail store base and entered into a new supply agreement with the Company, and assumed the obligation of the original agreement. Based on the expected cash flows generated from sales to this customer and consideration of the previously mentioned collateral, the Company believes it is adequately reserved as of April 21, 2018. However, if the customer’s future performance and related cash flows are negatively impacted by changes in economic, industry or market conditions, including changes in the business climate and competition, the Company may be unable to realize the remaining unearned portion of the advanced funds. Given the uncertainty regarding the previously mentioned factors that could impact the customer’s future performance, the Company cannot reasonably estimate the additional amount of advanced funds, if any, which should be reserved. The Company estimates that the possible range of loss related to this customer, in excess of the amount currently reserved, is between zero and $25.0 million, depending on the circumstances discussed above.

The Company contributes to the Central States Southeast and Southwest Pension Fund (“Central States Plan” or “the Plan”), a multi-employer pension plan, based on obligations arising from its collective bargaining agreements (“CBAs”) in Bellefontaine, Ohio, Lima, Ohio, and Grand Rapids, Michigan covering its supply chain associates at those locations. This Plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by contributing employers and unions; however, SpartanNash is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets and the administration of the plan. The Company currently contributes to the Central States Plan under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan or those outlined in the “Default Schedule.” Both the Primary and Default schedules require varying increases in employer contributions over the previous year’s contribution. Increases are set within the CBAs and vary by location. The Plan continues to be in red zone status, and according to the Pension Protection Act (“PPA”), is considered to be in “critical and declining” zone status.  Among other factors, plans in the “critical and declining” zone are generally less than 65% funded and are projected to become insolvent within the next 15 years (or 20 years depending on the ratio of active-to-inactive participants). Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be. Management is not aware of any significant change in funding levels since December 30, 2017. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 8 – Associate Retirement Plans

During the first quarter and the prior year quarter, the Company recognized net periodic pension income of $0.1 million and $0.2 million, respectively, related to the SpartanNash Company Pension Plan (“Pension Plan” or “Plan”) and net postretirement benefit costs of $0.1 million in both periods related to the SpartanNash Retiree Medical Plan. Substantially all of these amounts are included in Other, net in the Condensed Consolidated Statements of Earnings.

On February 28, 2018, the Company’s Board of Directors granted approval to proceed with terminating the frozen Pension Plan. The Company will offer participants the option to receive an annuity or lump sum distribution which may be rolled over into another qualified plan, and subsequently terminate the Pension Plan. The termination process is expected to take 12 to 24 months. In connection with the termination of the Plan, the Company expects to incur a one-time, pre-tax settlement charge of approximately $22 million to recognize the deferred losses in AOCI upon distribution of the Plan assets and related recognition of the settlement. The Company also expects to reduce administrative fees and premium funding costs as a result of the Plan termination.

The Company did not make any contributions to the SpartanNash Company Pension Plan during the first quarter of 2018. Although no contributions are required, the Company expects to contribute approximately $2.0 to $3.0 million to the Pension Plan in 2018 to fund the plan termination liability.  The Company expects to make contributions in 2018 of $0.4 million to the Retiree Medical Plan.

The Company’s retirement programs also include defined contribution plans providing contributory benefits, as well as executive compensation plans for a select group of management personnel and/or highly compensated associates.

Multi-Employer Plans

In addition to the plans listed above, the Company participates in the Central States Southeast and Southwest Pension Fund, the Michigan Conference of Teamsters and Ohio Conference of Teamsters Health and Welfare plans (collectively referred to as “multi-employer plans”), and other company-sponsored defined contribution plans for most associates covered by collective bargaining agreements.

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company’s contributions during the first quarter and prior year quarter were $4.5 million and $4.4 million, respectively. See Note 7 for further information regarding the Company’s participation in the Central States Plan.

Note 9 – Income Taxes

The effective income tax rate was 27.7% and 32.8% for the first quarter and the prior year quarter, respectively.  The differences from the federal statutory rates of 21% and 35% for the first quarter and the prior year quarter, respectively, are primarily due to state income taxes and stock-based compensation.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. In connection with initial analysis of the impact of the Tax Act, the Company recorded a provisional discrete income tax benefit of $26.0 million in the period ended December 30, 2017 associated with the re-measurement of deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate tax rate. The Company has not completed its accounting for the income tax effects of certain elements of the Tax Act, but recorded provisional adjustments based on reasonable estimates, which have not materially changed since December 30, 2017. Those estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, state tax conformity to federal tax changes and expected changes to U.S. Treasury regulations. The Company anticipates these estimates will be finalized on or before the due date of the federal return, which is October 15, 2018.

Note 10 – Stock-Based Compensation

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

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and related tax benefits were as follows:

	16 Weeks Ended
(In thousands)	April 21, 2018	April 22, 2017
Restricted stock	$5,290	$6,352
Tax benefits	(698)	(3,434)
Stock-based compensation expense, net of tax	$4,592	$2,918

The following table summarizes activity in the stock-based compensation plans for the 16 weeks ended April 21, 2018:

				Weighted
	Shares	Weighted	Restricted	Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at December 30, 2017	47,928	$16.52	613,744	$30.32
Granted	—	—	472,456	16.96
Exercised/Vested	—	—	(251,595)	28.80
Cancelled/Forfeited	—	—	(4,691)	25.99
Outstanding at April 21, 2018	47,928	$16.52	829,914	$23.20

The Company has not issued any stock options since 2009 and all outstanding options are vested and exercisable at April 21, 2018.

As of April 21, 2018, total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plans were $6.6 million for restricted stock, and are expected to be recognized over a weighted average period of 2.6 years. All compensation costs related to stock options have been recognized.

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	16 Weeks Ended
(In thousands, except per share amounts)	April 21, 2018	April 22, 2017
Numerator:
Earnings from continuing operations	$12,435	$15,065
Adjustment for earnings attributable to participating securities	(246)	(276)
Earnings from continuing operations used in calculating earnings per share	$12,189	$14,789
Denominator:
Weighted average shares outstanding, including participating securities	36,186	37,692
Adjustment for participating securities	(717)	(690)
Shares used in calculating basic earnings per share	35,469	37,002
Effect of dilutive stock options	11	64
Shares used in calculating diluted earnings per share	35,480	37,066
Basic earnings per share from continuing operations	$0.34	$0.40
Diluted earnings per share from continuing operations	$0.34	$0.40

Note 12 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	16 Weeks Ended
(In thousands)	April 21, 2018	April 22, 2017
Non-cash financing activities:
Recognition of capital lease obligations	$281	$60
Non-cash investing activities:
Capital expenditures included in accounts payable	3,581	685
Capital lease asset additions	281	60
Other supplemental cash flow information:
Cash paid for interest	8,571	6,636

Note 13 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Military	Retail	Total
16 Weeks Ended April 21, 2018
Net sales to external customers	$1,155,211	$663,620	$566,242	$2,385,073
Inter-segment sales	253,324	—	—	253,324
Merger/acquisition and integration	2,195	4	7	2,206
Restructuring charges and asset impairment	1,260	—	4,942	6,202
Depreciation and amortization	9,540	3,678	12,019	25,237
Operating earnings (loss)	24,521	1,513	(286)	25,748
Capital expenditures	12,445	254	8,342	21,041

16 Weeks Ended April 22, 2017
Net sales to external customers	$1,114,148	$643,313	$596,241	$2,353,702
Inter-segment sales	280,926	—	—	280,926
Merger/acquisition and integration	3,847	—	170	4,017
Restructuring charges and asset impairment	599	—	422	1,021
Depreciation and amortization	8,944	3,439	13,039	25,422
Operating earnings	25,272	880	3,407	29,559
Capital expenditures	5,754	2,451	11,271	19,476

	April 21,	December 30,
(In thousands)	2018	2017
Total Assets
Food Distribution	$1,125,465	$1,085,621
Military	406,783	432,818
Retail	481,214	533,912
Discontinued operations	3,475	3,446
Total	$2,016,937	$2,055,797

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Forward-Looking Statements,” which appears at the beginning of this report, and the information in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

The Company’s Food Distribution segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to approximately 2,100 independent retailers, the Company’s corporate owned retail stores, food service distributors and other customers. The Food Distribution segment primarily conducts business in the Midwest and Southeast regions of the United States. Combined with the Military segment, the Company serves customers in all 50 states.  Through its Food Distribution segment, the Company services select national retailers, including Dollar General. Sales to Dollar General are made to approximately 14,800 of its retail locations. The Company processes fresh-cut fruits and vegetables and other value-added meal solutions and supplies these products to grocery retailers and food service distributors. Through the Fresh Kitchen facility, the Company processes, cooks and packages fresh protein-based foods and complete meal solutions for a number of different customers.

The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Cuba, Puerto Rico, Italy, Bahrain, Djibouti and Egypt. The Company has over 40 years of experience acting as a distributor to U.S. military commissaries and exchanges. The Company is the exclusive worldwide supplier of private brand products to U.S. military commissaries and is continuing to partner with DeCA in the rollout of private brand products to military commissaries which began during the second quarter of fiscal 2017.

At the end of the first quarter, the Company’s Retail segment operated 142 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare Supermarkets, VG’s Food and Pharmacy, D&W Fresh Markets, Sun Mart and Family Fresh Market. The Company also offers pharmacy services in 85 of its corporate owned retail stores and operates 30 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

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

2018 First Quarter Highlights

During the first quarter of fiscal 2018, the Company delivered on its financial and strategic objectives in a challenging and evolving landscape. Through strong execution and continued resilience, the Company increased consolidated net sales by 1.3% compared to the prior year quarter, with sales growth in the Food Distribution and Military segments of 3.7% and 3.2%, respectively, as well as sequential improvement in comparable store sales at Retail. The Company cycled the acquisition of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) early in the first quarter, and with the management team and systems now in place at Caito, the Company is experiencing improved trends in productivity and profitability. As demonstrated by its start to fiscal 2018, the Company continues to execute against key elements of its long-term strategic plan and is committed to delivering increased value and convenience to its customers. Operational highlights include:

•

The Food Distribution segment realized sales growth of 3.7% compared to the prior year quarter, driven largely by sales to existing customers as the Company continues to improve and expand its offerings. The Company remains focused on providing innovative supply chain solutions to new and existing customers, as well as testing and implementing new programs that help its customers enhance their operations. The Company is dedicated to optimizing its supply chain network and improving operational efficiencies, that – together with its strong commitment to customer service and cost containment – well position the Food Distribution segment for future growth.

•

In connection with putting in place the right management team and systems at Caito at the end of fiscal 2017, the Company experienced improved trends in productivity and profitability in the first quarter of 2018. Caito’s profitability improved sequentially, and as volume is expected to increase in the second and third quarters in connection with seasonality and the demand for fresh cut fruits and vegetables, the Company expects to see continued traction in this area. The Company is also focused on generating additional volume for Caito’s distribution and food processing operations, and with a strong pipeline of potential business, the Company is optimistic about the long-term growth prospects of the business.

•

The Military segment delivered both sales and earnings growth in the first quarter of 2018. The improved sales and earnings were driven by a combination of new commissary business in the Southwest as well as incremental volume associated with the expansion of the DeCA private brand program, which now offers over 550 private brand products in the system.

•

The Retail segment, despite a highly competitive environment, achieved sequential improvement in comparable store sales this quarter. The Company is committed to improving trends at Retail by delivering on its initiatives centered on personalization, value beyond price, affordable wellness, local focus and social responsibility – all designed to deliver a superior shopping experience for customers. The Company recently refreshed its brand positioning for Family Fare, which incorporates these areas of focus and adds exciting new concepts, products, and services, and is committed to expanding Fast Lane, its online ordering and curbside pick-up and home delivery service, to further improve value and convenience at its corporate owned retail stores.

For the remainder of 2018, the Company anticipates sustaining overall sales growth in the Food Distribution and Military segments and sequential improvements in Caito operations. Growth within the Food Distribution segment is expected to continue with both new and existing customers. Contributions from the ongoing expansion of the DeCA private brand program should continue to drive sales growth in the Military segment, and new military commissary business in the Southwest will continue to benefit sales comparisons through the second quarter of 2018. The Company expects that its Retail stores’ comparable sales will improve to slightly negative to flat by the end of the year as the stores benefit from several of the Company’s innovative concepts and initiatives. While higher transportation costs are expected to remain a headwind, the Company is working to mitigate the impact across all segments. The Company continues to take actions that it believes will enhance the convenience and value that it provides its customers and continues to see positive results from these investments.

Results of Operations

The following table sets forth items from the consolidated statements of operations as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales		Percentage Change
	16 Weeks Ended		16 Weeks Ended
	April 21, 2018	April 22, 2017	April 21, 2018
Net sales	100.0	100.0	1.3
Gross profit	14.4	15.2	(4.0)
Selling, general and administrative expenses	13.0	13.7	(4.3)
Merger/acquisition and integration	0.1	0.2	(45.1)
Restructuring charges and asset impairment	0.3	0.0	507.4
Operating earnings	1.1	1.3	(12.9)
Other income and expenses	0.4	0.3	20.0
Earnings before income taxes and discontinued operations	0.7	1.0	(23.4)
Income tax expense	0.2	0.3	(35.4)
Earnings from continuing operations	0.5	0.6	(17.5)
Loss from discontinued operations, net of taxes	—	—	130.0
Net earnings	0.5	0.6	(17.9)

Note: Certain totals do not sum due to rounding.

Net Sales – The following table presents net sales by segment and variances in net sales:

	16 Weeks Ended
(In thousands)	April 21, 2018	April 22, 2017	Variance
Food Distribution	$1,155,211	$1,114,148	$41,063
Military	663,620	643,313	20,307
Retail	566,242	596,241	(29,999)
Total net sales	$2,385,073	$2,353,702	$31,371

Net sales for the first quarter increased $31.4 million, or 1.3%, to $2.39 billion from $2.35 billion in the prior year quarter. The increase was driven primarily by organic growth from existing customers in the Food Distribution segment and new business in the Military segment, which more than offset lower sales in the Retail segment.

Food Distribution net sales, after intercompany eliminations, increased $41.1 million, or 3.7%, to $1,155.2 million in the first quarter from $1,114.1 million in the prior year quarter. The increase was due to sales growth from existing customers.

Military net sales increased $20.3 million, or 3.2%, to $663.6 million in the first quarter from $643.3 million in the prior year quarter. The increase was primarily due to new commissary business in the Southwest and incremental volume from the private brand program, partially offset by lower comparable sales at the DeCA operated commissaries.

Retail net sales decreased $30.0 million, or 5.0%, to $566.2 million in the first quarter from $596.2 million in the prior year quarter. The decrease in net sales was primarily attributable to lower sales resulting from the closures and sales of retail stores of $21.3 million and negative comparable store sales. Comparable store sales, excluding fuel, decreased 2.2%. These decreases were partially offset by higher fuel prices compared to the prior year quarter. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions or relocated stores. Please note that the Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Gross Profit – Gross profit represents net sales less cost of sales, which for all non-production operations includes purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances and excludes warehousing costs, depreciation and other administrative expenses. For the Company’s food processing operations, cost of sales includes direct product and production costs, inbound freight, purchasing and receiving costs, utilities, depreciation, and other indirect production costs and excludes out-bound freight and other administrative expenses. The Company’s gross profit may not be identical to similarly titled measures reported by other companies. Vendor allowances that relate to the buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs, such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.  The distribution segments include shipping and handling costs in the Selling, general and administrative section of operating expenses in the consolidated statements of earnings.

Gross profit decreased to $343.2 million in the first quarter from $357.4 million in the prior year quarter. As a percent of net sales, gross profit was 14.4% compared to 15.2% in the prior year quarter. As a percent of net sales, the decrease in gross profit was primarily due to the timing of certain supplier programs and the increased mix of Food Distribution and Military sales as a percentage of total sales combined with margin investments within certain Retail segment categories.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation (to the extent not included in Cost of sales), out-bound freight and other administrative expenses.

SG&A expenses decreased $13.7 million, or 4.3%, to $309.1 million in the first quarter from $322.8 million in the prior year quarter, representing 13.0% of net sales in the first quarter compared to 13.7% in the prior year quarter. The first quarter decrease in expense as well as the rate to sales decrease was primarily due to the mix of business operations and lower healthcare and incentive compensation expenses.

Merger/Acquisition and Integration – First quarter and prior year quarter results included $2.2 million and $4.0 million, respectively, of merger/acquisition and integration expenses mainly associated with the merger of Spartan Stores, Inc. and Nash-Finch Company and the acquisition of Caito and BRT.

Restructuring Charges and Asset Impairment – First quarter results and prior quarter results included $6.2 million and $1.0 million, respectively, of restructuring and asset impairment charges primarily associated with the Company’s retail store rationalization program in both periods, with the prior year quarter results also including warehouse rationalization plans, partially offset by a favorable lease termination.

Operating Earnings – The following table presents operating (loss) earnings by segment and variances in operating earnings:

	16 Weeks Ended
(In thousands)	April 21, 2018	April 22, 2017	Variance
Food Distribution	$24,521	$25,272	$(751)
Military	1,513	880	633
Retail	(286)	3,407	(3,693)
Total operating earnings	$25,748	$29,559	$(3,811)

Operating earnings decreased $3.8 million to $25.7 million in the first quarter from $29.6 million in the prior year quarter. The first quarter decrease was primarily due to restructuring and asset impairment costs, the Company’s investments in margin, particularly in the Retail segment, and a change in vendor rebate timing and higher transportation costs, which more than offset the decrease in healthcare and incentive compensation expenses, organic sales growth in Food Distribution and new business in Military.

Food Distribution operating earnings decreased $0.8 million, or 3.0%, to $24.5 million in the first quarter from $25.3 million in the prior year quarter. The decrease for the quarter was driven by the change in timing of certain supplier programs and higher transportation costs, partially offset by lower merger/acquisition and integration expenses, improvement in Caito operations and lower incentive compensation.

Military operating earnings increased $0.6 million, or 71.9%, to $1.5 million from $0.9 million in the prior year quarter. The first quarter increase was due to margin improvements and lower healthcare costs, partially offset by continued transportation cost challenges.

Retail operating earnings decreased $3.7 million to a loss of $0.3 million in the first quarter from earnings of $3.4 million in the prior year quarter. The first quarter decrease was primarily due to lower comparable store sales, investments in margin and higher restructuring charges in connection with store closures compared to the prior year quarter. These amounts were partially offset by lower healthcare costs and the closure of underperforming stores.

Interest Expense – Interest expense increased $1.5 million, or 20.0%, to $8.8 million in the first quarter from $7.3 million in the prior year quarter. The increase in interest expense was primarily due to increased average borrowings during the period.

Income Taxes – The effective income tax rates were 27.7% and 32.8% for the first quarter and prior year quarter, respectively. The differences from the federal statutory rates of 21% and 35% for the first quarter and the prior year quarter, respectively, are primarily due to state income taxes and stock-based compensation. The impact of stock-based compensation benefits or expenses are primarily generated in the first quarter due to the timing of awards and vesting schedules.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude start-up costs associated with the new Fresh Kitchen operation through the start-up period, which concluded during the first quarter. The Fresh Kitchen is a newly constructed facility that provides the Company with the ability to process, cook, and package fresh protein-based foods and complete meal solutions. Given the Fresh Kitchen represents a new line of business for the Company, the start-up activities associated with testing, training, and preparing the Fresh Kitchen for production, as well as incorporating the related operations into the business, are considered “non-operational” or “non-core” in nature. The retirement stock compensation award represents incremental compensation expense in connection with an executive retirement that is also considered “non-operational” or “non-core” in nature.

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

The retrospective adoption of ASU 2017-07 resulted in an immaterial decrease in operating earnings for the 16 weeks ended April 22, 2017 from the amount previously reported.

Following is a reconciliation of operating earnings to adjusted operating earnings:

	16 Weeks Ended
(In thousands)	April 21, 2018	April 22, 2017
Operating earnings	$25,748	$29,559
Adjustments:
Merger/acquisition and integration	2,206	4,017
Restructuring charges and asset impairment	6,202	1,021
Fresh Kitchen start-up costs	1,366	2,748
Stock compensation associated with executive retirement	—	1,172
Severance associated with cost reduction initiatives	274	3
Adjusted operating earnings	$35,796	$38,520
Reconciliation of operating earnings to adjusted operating earnings by segment:
Food Distribution:
Operating earnings	$24,521	$25,272
Adjustments:
Merger/acquisition and integration	2,195	3,847
Restructuring charges and asset impairment	1,260	599
Fresh Kitchen start-up costs	1,366	2,748
Stock compensation associated with executive retirement	—	591
Severance associated with cost reduction initiatives	193	1
Adjusted operating earnings	$29,535	$33,058
Military:
Operating earnings	$1,513	$880
Adjustments:
Merger/acquisition and integration	4	—
Stock compensation associated with executive retirement	—	147
Severance associated with cost reduction initiatives	52	1
Adjusted operating earnings	$1,569	$1,028
Retail:
Operating (loss) earnings	$(286)	$3,407
Adjustments:
Merger/acquisition and integration	7	170
Restructuring charges and asset impairment	4,942	422
Stock compensation associated with executive retirement	—	434
Severance associated with cost reduction initiatives	29	1
Adjusted operating earnings	$4,692	$4,434

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations:

	16 Weeks Ended
	April 21, 2018		April 22, 2017
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Earnings from continuing operations	$12,435	$0.34	$15,065	$0.40
Adjustments:
Merger/acquisition and integration	2,206		4,017
Restructuring charges and asset impairment	6,202		1,021
Fresh Kitchen start-up costs	1,366		2,748
Stock compensation associated with executive retirement	—		1,172
Severance associated with cost reduction initiatives	274		3
Total adjustments	10,048		8,961
Income tax effect on adjustments (a)	(2,437)		(3,362)
Total adjustments, net of taxes	7,611	0.21	5,599	0.15
Adjusted earnings from continuing operations	$20,046	$0.55	$20,664	$0.55

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

The retrospective adoption of ASU 2017-07 resulted in an immaterial decrease in net earnings for the 16 weeks ended April 22, 2017 from the amount previously reported.

Following is a reconciliation of net earnings to adjusted EBITDA:

	16 Weeks Ended
(In thousands)	April 21, 2018	April 22, 2017
Net earnings	$12,343	$15,025
Loss from discontinued operations, net of tax	92	40
Income tax expense	4,760	7,369
Other expenses, net	8,553	7,125
Operating earnings	25,748	29,559
Adjustments:
LIFO expense	1,540	1,590
Depreciation and amortization	25,018	25,080
Merger/acquisition and integration	2,206	4,017
Restructuring charges and goodwill/asset impairment	6,202	1,021
Fresh Kitchen start-up costs (1)	1,366	2,748
Stock-based compensation	5,290	6,352
Other non-cash gains	(199)	(222)
Adjusted EBITDA	$67,171	$70,145
Reconciliation of operating earnings (loss) to adjusted EBITDA by segment:
Food Distribution:
Operating earnings	$24,521	$25,272
Adjustments:
LIFO expense	766	883
Depreciation and amortization	9,321	8,602
Merger/acquisition and integration	2,195	3,847
Restructuring charges and asset impairment	1,260	599
Fresh Kitchen start-up costs	1,366	2,748
Stock-based compensation	2,526	2,961
Other non-cash charges	215	46
Adjusted EBITDA	$42,170	$44,958
Military:
Operating earnings	$1,513	$880
Adjustments:
LIFO expense	424	308
Depreciation and amortization	3,678	3,439
Merger/acquisition and integration	4	—
Stock-based compensation	805	962
Other non-cash gains	(71)	(2)
Adjusted EBITDA	$6,353	$5,587
Retail:
Operating (loss) earnings	$(286)	$3,407
Adjustments:
LIFO expense	350	399
Depreciation and amortization	12,019	13,039
Merger/acquisition and integration	7	170
Restructuring charges and goodwill/asset impairment	4,942	422
Stock-based compensation	1,959	2,429
Other non-cash gains	(343)	(266)
Adjusted EBITDA	$18,648	$19,600

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	16 Weeks Ended
(In thousands)	April 21, 2018	April 22, 2017
Cash flow activities
Net cash provided by (used in) operating activities	$60,381	$(10,291)
Net cash used in investing activities	(20,933)	(232,893)
Net cash (used in) provided by financing activities	(37,863)	238,297
Net cash (used in) provided by discontinued operations	(85)	52
Net increase (decrease) in cash and cash equivalents	1,500	(4,835)
Cash and cash equivalents at beginning of the period	15,667	24,351
Cash and cash equivalents at end of the period	$17,167	$19,516

Net cash provided by (used in) operating activities. Net cash provided by operating activities increased during the current year-to-date period from the prior year-to-date period by approximately $70.7 million mainly due to the timing of working capital requirements, particularly changes in accounts receivable and inventory balances associated with sales to new and existing distribution customers.

Net cash used in investing activities. Net cash used in investing activities decreased $212.0 million in the current year compared to the prior year primarily due to the acquisition made in the prior year.

The Food Distribution, Military and Retail segments utilized 59.1%, 1.2% and 39.6% of capital expenditures, respectively, in the current year.

Net cash (used in) provided by financing activities. Net cash used in financing activities increased $276.2 million in the current year compared to the prior year primarily due to borrowings on the revolving credit facility in the prior year to fund the acquisition and working capital.

Net cash (used in) provided by discontinued operations. Net cash used in discontinued operations contains the net cash flows of the Company’s Retail and Food Distribution discontinued operations and is primarily composed of facility maintenance expenditures.

Debt Management

Total debt, including capital lease obligations and current maturities, was $741.0 million and $750.0 million as of April 21, 2018 and December 30, 2017, respectively. The decrease in total debt was driven by principal payments in the current quarter due to an increase in cash provided by operations.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility which has maximum available credit of $1.0 billion. As of April 21, 2018, the senior secured revolving credit facility had outstanding borrowings of $700.1 million. Additional available borrowings under the Company’s $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $135.2 million at April 21, 2018. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $10.3 million were outstanding as of April 21, 2018. The revolving credit facility matures December 2021, and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 2.12-to-1 at April 21, 2018 compared to 2.03-to-1 at December 30, 2017, and its investment in working capital was $520.7 million at April 21, 2018 compared to $509.7 million at December 30, 2017. Net debt to total capital ratio was 0.50-to-1 at April 21, 2018 compared to 0.50-to-1 at December 30, 2017.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of April 21, 2018 and December 30, 2017:

	April 21,	December 30,
(In thousands)	2018	2017
Current maturities of long-term debt and capital lease obligations	$7,628	$9,196
Long-term debt and capital lease obligations	733,367	740,755
Total debt	740,995	749,951
Cash and cash equivalents	(17,167)	(15,667)
Total net long-term debt	$723,828	$734,284

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. At April 21, 2018, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the year-to-date period ended April 21, 2018, the Company returned $26.5 million to shareholders from dividend payments and share repurchases. A 9.1% increase in the quarterly dividend rate from $0.165 per share to $0.18 per share was approved by the Board of Directors and announced on March 15, 2018. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond April 21, 2018. These commitments consist primarily of operating leases and purchase commitments (as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017), standby letters of credit of $10.3 million as of April 21, 2018, and interest on long-term debt and capital lease obligations.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation, contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Item 8, Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 should be reviewed as they are integral to the understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors. The accompanying financial statements are prepared using the same critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Adoption of New Accounting Standards and Recently Issued Accounting Standards

Refer to Note 2 in the notes to the consolidated financial statements for further information.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of April 21, 2018 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the first quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 16 week period ended April 21, 2018. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. For the first quarter of 2018, all shares purchased by SpartanNash not under publicly announced plans related to shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares.

During the first quarter of 2016, the Board authorized and publicly announced a new five-year share repurchase program for $50 million of SpartanNash’s common stock. The remainder of this program was fully utilized in the first quarter of 2018. During the fourth quarter of 2017, the Board authorized an incremental, publicly announced $50 million share repurchase program, expiring in 2022. After the first quarter of 2018 repurchases were made under these programs, $45.0 million remained available under the 2017 program.

		Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
December 31, 2017 - January 27, 2018
Employee Transactions	—	$—
Repurchase Program	256,326	$27.07
January 28 - February 24, 2018
Employee Transactions	21,137	$24.18
Repurchase Program	141,852	$21.59
February 25 - March 24, 2018
Employee Transactions	42,358	$16.96
Repurchase Program	340,000	$18.26
March 25 - April 21, 2018
Employee Transactions	19,620	$17.21
Repurchase Program	213,930	$17.72
Total for quarter ended April 21, 2018
Employee Transactions	83,115	$18.86
Repurchase Program	952,108	$21.01

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

10.1	Form of Restricted Stock Award to Non-Employee Directors.

10.2	Form of Restricted Stock Award to Executive Officers.

10.3	Summary of 2018 Long-Term Incentive Plan.

10.4	Summary of 2018 Annual Cash Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: May 30, 2018	By	/s/ Mark E. Shamber
Mark E. Shamber Executive Vice President and Chief Financial Officer