Form 10-Q
period 2018-07-14
SpartanNash Co
filed 2018-08-16
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 14, 2018.

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

As of August 14, 2018, the registrant had 35,932,825 outstanding shares of common stock, no par value.

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

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. These risks and uncertainties include general business conditions, changes in overall economic conditions that impact consumer spending, the Company’s ability to integrate acquired assets, the impact of competition and other factors which are often beyond the control of the Company, and other risks listed in the “Risk Factors” discussion in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and risks and uncertainties not presently known to the Company or that the Company currently deems immaterial.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 14,	December 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$15,913	$15,667
Accounts and notes receivable, net	355,050	344,057
Inventories, net	562,443	597,162
Prepaid expenses and other current assets	43,713	47,400
Property and equipment held for sale	8,654	—
Total current assets	985,773	1,004,286

Property and equipment, net	581,824	600,240
Goodwill	178,648	178,648
Intangible assets, net	131,159	134,430
Other assets, net	133,408	138,193

Total assets	$2,010,812	$2,055,797

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$364,700	$376,977
Accrued payroll and benefits	59,155	65,156
Other accrued expenses	46,725	43,252
Current maturities of long-term debt and capital lease obligations	7,793	9,196
Total current liabilities	478,373	494,581

Long-term liabilities
Deferred income taxes	49,128	42,050
Postretirement benefits	16,263	15,687
Other long-term liabilities	39,718	40,774
Long-term debt and capital lease obligations	702,864	740,755
Total long-term liabilities	807,973	839,266

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 35,934 and 36,466 shares outstanding	482,330	497,093
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(14,989)	(15,136)
Retained earnings	257,125	239,993
Total shareholders’ equity	724,466	721,950

Total liabilities and shareholders’ equity	$2,010,812	$2,055,797

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended			28 Weeks Ended
	July 14, 2018		July 15, 2017	July 14, 2018		July 15, 2017
Net sales	$1,895,953		$1,856,199	$4,281,026		$4,209,901
Cost of sales	1,630,293		1,585,173	3,672,152		3,581,499
Gross profit	265,660		271,026	608,874		628,402

Operating expenses
Selling, general and administrative	236,202		231,532	545,261		554,311
Merger/acquisition and integration	804		622	3,010		4,638
Restructuring (gains) charges and asset impairment	(1,164)		(14)	5,037		1,008
Total operating expenses	235,842		232,140	553,308		559,957

Operating earnings	29,818		38,886	55,566		68,445

Other expenses and (income)
Interest expense	6,969		5,682	15,747		12,997
Other, net	(236)		(123)	(461)		(313)
Total other expenses, net	6,733		5,559	15,286		12,684

Earnings before income taxes and discontinued operations	23,085		33,327	40,280		55,761
Income taxes	5,247		12,267	10,007		19,636
Earnings from continuing operations	17,838		21,060	30,273		36,125

Loss from discontinued operations, net of taxes	(66)		(31)	(158)		(71)
Net earnings	$17,772		$21,029	$30,115		$36,054

Basic earnings per share:
Earnings from continuing operations	$0.50		$0.56	$0.84		$0.96
Loss from discontinued operations	(0.01)	*	—	(0.01)	*	—
Net earnings	$0.49		$0.56	$0.83		$0.96

Diluted earnings per share:
Earnings from continuing operations	$0.50		$0.56	$0.84		$0.96
Loss from discontinued operations	(0.01)	*	—	(0.01)	*	(0.01)	*
Net earnings	$0.49		$0.56	$0.83		$0.95

See accompanying notes to condensed consolidated financial statements.

*     Includes rounding

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Net earnings	$17,772	$21,029	$30,115	$36,054

Other comprehensive income, before tax
Pension and postretirement liability adjustment	84	31	195	72
Total other comprehensive income, before tax	84	31	195	72

Income tax expense related to items of other comprehensive income	(21)	(11)	(48)	(27)

Total other comprehensive income, after tax	63	20	147	45
Comprehensive income	$17,835	$21,049	$30,262	$36,099

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 30, 2017	36,466	$497,093	$(15,136)	$239,993	$721,950
Net earnings	—	—	—	30,115	30,115
Other comprehensive income	—	—	147	—	147
Dividends - $0.36 per share	—	—	—	(12,983)	(12,983)
Share repurchases	(952)	(20,000)	—	—	(20,000)
Stock-based employee compensation	—	6,267	—	—	6,267
Issuances of common stock for stock bonus plan and associate stock purchase plan	28	574	—	—	574
Issuances of restricted stock	481	—	—	—	—
Cancellations of stock-based awards	(89)	(1,604)	—	—	(1,604)
Balance at July 14, 2018	35,934	$482,330	$(14,989)	$257,125	$724,466

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	28 Weeks Ended
	July 14, 2018	July 15, 2017
Cash flows from operating activities
Net earnings	$30,115	$36,054
Loss from discontinued operations, net of tax	158	71
Earnings from continuing operations	30,273	36,125
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash restructuring, asset impairment and other charges	5,189	588
Depreciation and amortization	44,877	46,362
LIFO expense	1,694	2,282
Postretirement benefits (income) expense	(244)	399
Deferred taxes on income	7,077	14,565
Stock-based compensation expense	6,267	7,491
Other, net	(89)	(75)
Changes in operating assets and liabilities:
Accounts receivable	(9,258)	(25,904)
Inventories	32,641	(12,764)
Prepaid expenses and other assets	(430)	(4,806)
Accounts payable	(10,390)	(2,369)
Accrued payroll and benefits	(5,373)	(18,961)
Postretirement benefit payments	(181)	(178)
Other accrued expenses and other liabilities	2,247	(4,398)
Net cash provided by operating activities	104,300	38,357
Cash flows from investing activities
Purchases of property and equipment	(34,596)	(37,789)
Net proceeds from the sale of assets	6,139	3,701
Acquisitions, net of cash acquired	—	(214,595)
Loans to customers	(698)	(330)
Payments from customers on loans	1,021	1,437
Other	(7)	(225)
Net cash used in investing activities	(28,141)	(247,801)
Cash flows from financing activities
Proceeds from senior secured credit facility	486,095	916,467
Payments on senior secured credit facility	(522,367)	(683,807)
Share repurchase	(20,000)	(7,873)
Net payments related to stock-based award activities	(1,604)	(3,163)
Repayment of other long-term debt	(4,790)	(4,283)
Financing fees paid	(122)	(252)
Proceeds from exercise of stock options	—	3,207
Dividends paid	(12,983)	(12,500)
Net cash (used in) provided by financing activities	(75,771)	207,796
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(142)	23
Net cash (used in) provided by discontinued operations	(142)	23
Net increase (decrease) in cash and cash equivalents	246	(1,625)
Cash and cash equivalents at beginning of period	15,667	24,351
Cash and cash equivalents at end of period	$15,913	$22,726

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of July 14, 2018, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the second quarters and year to date periods of 2018 and 2017 include the results of operations of the Company for the 12- and 28-week periods ended July 14, 2018 and July 15, 2017, respectively.

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

From a principal versus agent perspective, the Company determined that certain contracts in the Food Distribution segment that were historically reported on a gross basis are now required to be reported on a net basis, resulting in a corresponding decreases to both net sales and cost of sales of $53.3 million and $95.9 million in the second quarter and year-to-date period of 2018, respectively, from what would have been recognized under previous guidance. The implementation of the guidance had no impact on gross profit, net earnings, the balance sheet, cash flows, equity, or the timing of revenue recognition in current or prior periods.  The adoption of the guidance using the full retrospective method resulted in decreases to fiscal 2017 net sales and cost of sales previously reported as shown in the following table:

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

Sources of Revenue

The Company’s main sources of revenue include the following:

	12 Weeks Ended July 14, 2018				28 Weeks Ended July 14, 2018
(In thousands)	Food Distribution	Military	Retail	Total	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$286,487	$234,777	$179,564	$700,828	$646,630	$557,135	$400,856	$1,604,621
Fresh (b)	359,232	135,133	170,590	664,955	790,830	314,182	376,175	1,481,187
Non-food (c)	277,913	118,188	78,251	474,352	617,109	278,536	177,864	1,073,509
Fuel	—	—	35,979	35,979	—	—	75,442	75,442
Other	18,070	1,556	213	19,839	42,344	3,421	502	46,267
Total	$941,702	$489,654	$464,597	$1,895,953	$2,096,913	$1,153,274	$1,030,839	$4,281,026
Type of customers:
Individuals	$—	$—	$464,384	$464,384	$—	$—	$1,030,337	$1,030,337
Manufacturers, brokers and distributors	47,244	472,991	—	520,235	108,868	1,118,668	—	1,227,536
Retailers	880,429	15,107	—	895,536	1,955,260	31,185	—	1,986,445
Other	14,029	1,556	213	15,798	32,785	3,421	502	36,708
Total	$941,702	$489,654	$464,597	$1,895,953	$2,096,913	$1,153,274	$1,030,839	$4,281,026

	12 Weeks Ended July 15, 2017				28 Weeks Ended July 15, 2017
(In thousands)	Food Distribution	Military	Retail	Total	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$276,886	$226,756	$190,710	$694,352	$629,076	$540,433	$427,455	$1,596,964
Fresh (b)	358,654	128,205	181,856	668,715	791,183	301,742	402,598	1,495,523
Non-food (c)	248,373	114,947	79,465	442,785	552,918	269,488	182,047	1,004,453
Fuel	—	—	29,709	29,709	—	—	65,531	65,531
Other	19,213	1,169	256	20,638	44,097	2,727	606	47,430
Total	$903,126	$471,077	$481,996	$1,856,199	$2,017,274	$1,114,390	$1,078,237	$4,209,901
Type of customers:
Individuals	$—	$—	$481,740	$481,740	$—	$—	$1,077,631	$1,077,631
Manufacturers, brokers and distributors	52,787	466,241	—	519,028	119,372	1,107,996	—	1,227,368
Retailers	835,412	3,667	—	839,079	1,863,880	3,667	—	1,867,547
Other	14,927	1,169	256	16,352	34,022	2,727	606	37,355
Total	$903,126	$471,077	$481,996	$1,856,199	$2,017,274	$1,114,390	$1,078,237	$4,209,901

(a) Center store includes dry grocery, frozen and beverages.
(b) Fresh includes produce, meat, dairy, deli, bakery, prepared proteins, seafood and floral.
(c) Non-food includes general merchandise, health and beauty care, tobacco products and pharmacy.

Customer Supply Agreements (CSAs) – The Company enters into CSAs (also known as Retail Sales and Service Agreements) with many of its retailer customers. These contracts obligate the Company to supply grocery and related products upon receipt of a purchase order from its customers. The contracts often specify minimum purchases a customer is required to make - in dollars or as a percentage of their total purchases - in order to earn certain rebates or incentives. In some cases, customers are required to repay certain advanced or loaned funds if they fail to meet purchase minimums or otherwise exit the supply agreement. Many of these contracts include various performance obligations other than providing grocery products, such as providing store resets, shelf tags, signage, or merchandising services. The Company has determined that these obligations are not material in the overall context of the contracts, and as such has not allocated transaction price to these obligations. Revenue is recognized under these contracts when control of the product passes to the customer, which may happen before or after delivery depending upon specified shipping terms.

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

Revenue is recognized for the full amount paid by the vendor (for product and drayage) as the Company is a principal in the transaction and therefore should recognize revenue on a gross basis for these contracts. The FASB’s definition of a principal in the transaction is centered on controlling goods before they are transferred to the customer. Key considerations supporting that SpartanNash controls the goods for these contracts prior to transfer to the customer include the following: the Company has the ability to obtain substantially all of the remaining benefits from the assets by selling the goods and/or by pledging the related assets as collateral for borrowings, the Company is required to bear the risk of inventory loss prior to transfer to the customer, has shared responsibilities in the fulfillment and acceptability of the goods, and to a lesser extent, has some discretion in establishing the price for the goods sold to DeCA. Based on a thorough evaluation of all of the facts and circumstances, including a detailed assessment and interpretation of the revenue standard, the Company concluded that it is a principal in the transaction and should recognize revenue on a gross basis for these contracts.

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

For the first and second quarters of 2018 and 2017, revenue recognized from performance obligations related to prior periods (for example, due to changes in estimated rebates and incentives impacting the transaction price), was not material.

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

The following table presents the Company’s accounts and notes receivable:

	July 14,	December 30,
(In thousands)	2018	2017
Customer notes receivable	$3,069	$2,555
Customer accounts receivable	322,710	312,214
Other receivables	31,895	31,169
Allowance for doubtful accounts	(2,624)	(1,881)
Net current accounts and notes receivable	$355,050	$344,057
Long-term notes receivable	16,554	18,322
Allowance for doubtful accounts	(120)	(120)
Net long-term notes receivable	$16,434	$18,202

The Company does not typically incur incremental costs of obtaining a contract that are contingent upon successful contract execution and would therefore be capitalized. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less.

Note 4 – Acquisitions

On January 6, 2017, the Company acquired certain assets and assumed certain liabilities of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) for $214.6 million in cash, net of $2.5 million of cash acquired. Acquired assets consist primarily of property and equipment of $76.7 million, intangible assets of $72.9 million, and working capital. Intangible assets are primarily composed of customer relationships, which are amortized over fifteen years, and indefinite lived trade names. In connection with the purchase, the Company provided certain earn-out opportunities that have the potential to pay the sellers an additional $27.4 million, collectively, if the business achieves certain performance targets during the first three years after acquisition. As certain performance targets were not met in the first year after acquisition, the Company will be reimbursed a portion of the initial purchase price at an amount not to exceed the sum of: a) $15.0 million, representing the funds paid into escrow, and b) any earn-out opportunities earned by the sellers. The reduction in purchase price will first be applied to funds paid into escrow and then as an offset against and a reduction to any payments owed on the various earn-out opportunities, with reimbursement made after the third-year anniversary of the acquisition date.

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

Note 5 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for the 28 week period ended July 14, 2018. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at December 30, 2017	$17,889	$3	$17,892
Provision for closing charges	3,903	—	3,903
Provision for severance	—	139	139
Other	554	—	554
Changes in estimates	336	—	336
Accretion expense	323	—	323
Payments	(3,227)	(142)	(3,369)
Balance at July 14, 2018	$19,778	$—	$19,778

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Restructuring and asset impairment charges included in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		28 Weeks Ended
	July 14,	July 15,	July 14,	July 15,
(In thousands)	2018	2017	2018	2017
Asset impairment charges	$—	$—	$1,470	$521
Provision for closing charges	—	—	3,903	405
(Gain) loss on sales of assets related to closed facilities	(1,544)	850	(1,407)	673
Provision for severance	14	10	139	545
Other costs associated with distribution center and store closings	315	477	596	774
Changes in estimates	51	—	336	—
Lease termination adjustments	—	(1,351)	—	(1,910)
	$(1,164)	$(14)	$5,037	$1,008

Restructuring and asset impairment charges in the current year were primarily incurred in the Retail segment due to the economic and competitive environment of certain stores and in conjunction with the Company’s retail store rationalization plan. The Company also realized a gain on the sale of a Military distribution center in the second quarter of 2018, an asset impairment charge related to certain discontinued Food Distribution warehouse equipment in the first quarter of 2018, and other closing costs related to a Food Distribution warehouse in the prior year. The changes in estimates relate to revised estimates of lease and ancillary costs associated with previously closed locations, due to deterioration of the condition of certain properties. The lease termination adjustments represent the benefits recognized in connection with lease buyouts negotiated related to previously closed stores.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. See Note 5 for discussion of the fair value measurements related to long-lived asset impairment charges. At July 14, 2018 and December 30, 2017, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	July 14,	December 30,
(In thousands)	2018	2017
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and capital lease obligations	$7,793	$9,196
Long-term debt and capital lease obligations	708,460	747,172
Total book value of debt instruments	716,253	756,368
Fair value of debt instruments, excluding debt financing costs	718,366	757,966
Excess of fair value over book value	$2,113	$1,598

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

The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected EBITDA. Projected contingent payment or receipt amounts are discounted back to the current period using a discounted cash flow model. Projected EBITDA amounts are based on initial deal model forecasts at the time of acquisition as well as the Company’s most recent internal operational budget, and include a probability weighted range of outcomes. Changes in projected EBITDA, probabilities of payment, discount rates, or projected payment dates may result in higher or lower fair value measurements. The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs as of July 14, 2018:

Unobservable Input	Range
Discount rate	11.80%
Probability of payments	0% - 100%
Projected year(s) of payments	2018 - 2019

The fair value of contingent consideration receivable and payable associated with the Caito and BRT acquisition was $18.4 million and $3.4 million, respectively, as of July 14, 2018. The net receivable of $15 million was recorded in other assets, net in the condensed consolidated balance sheets as there is a right of offset for the payable and receivable. Upon payment, the portion of the contingent consideration related to the acquisition date fair value is reported as a financing activity in the condensed consolidated statements of cash flows. Amounts received or paid in excess of the acquisition date fair value are reported as an operating activity in the consolidated statements of cash flows.

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

From time to time, the Company may advance funds to independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. As of July 14, 2018, the Company has an unearned advance to one independent retailer for an amount representing approximately two percent of the Company’s total assets. The Company’s collateral related to the advanced funds is a security interest in select business assets of the independent retailer’s stores, including select real property assets and other collateral, including a personal guarantee, from the shareholder. Despite the collateral, the Company may be unable to realize the entire unearned portion of the funds advanced to this independent retailer, and accordingly, has established a reserve of $4.9 million related to the advance. During the fourth quarter of 2017, and in the context of a state law receivership proceeding, the customer rationalized its retail store base and entered into a new supply agreement with the Company, and assumed the obligation of the original agreement. Based on the expected cash flows generated from sales to this customer and consideration of the previously mentioned collateral, the Company believes it is adequately reserved as of July 14, 2018. However, if the customer’s future performance and related cash flows are negatively impacted by changes in economic, industry or market conditions, including changes in the business climate and competition, the Company may be unable to realize the remaining unearned portion of the advanced funds. Given the uncertainty regarding the previously mentioned factors that could impact the customer’s future performance, the Company cannot reasonably estimate the additional amount of advanced funds, if any, which should be reserved. The Company estimates that the possible range of loss related to this customer is between zero and $25.0 million, depending on the circumstances discussed above.

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

Note 8 – Associate Retirement Plans

During the 12 and 28-week periods ended July 14, 2018, the Company recognized net periodic pension income of $0.1 million and $0.2 million, respectively, related to the SpartanNash Company Pension Plan (“Pension Plan” or “Plan”) and net postretirement benefit costs of $0.1 million and $0.2 million, respectively, related to the SpartanNash Retiree Medical Plan. During the 12 and 28-week periods ended July 15, 2017, the Company recognized net periodic pension income of $0.2 million and $0.3 million, respectively, and net postretirement benefit costs of $0.1 million and $0.2 million, respectively for the aforementioned plans. Substantially all of these amounts are included in Other, net in the Condensed Consolidated Statements of Earnings.

On February 28, 2018, the Company’s Board of Directors granted approval to proceed with terminating the frozen Pension Plan. The Plan has been terminated as of July 31, 2018. The Company will offer participants the option to receive an annuity or lump sum distribution which may be rolled over into another qualified plan. The distribution of assets to plan participants is expected to take between 9 and 21 months. The Company will incur a one-time, pre-tax settlement charge of approximately $22 million to recognize the deferred losses in AOCI upon distribution of the Plan assets and related recognition of the settlement. The Company expects to reduce administrative fees and premium funding costs as a result of the Plan termination.

The Company did not make any contributions to the SpartanNash Company Pension Plan during the 28 weeks ended July 14, 2018. Although no contributions are required, the Company expects to contribute approximately $2.0 to $3.0 million to the Pension Plan in 2018 to fund the plan termination liability.  The Company expects to make contributions of $0.4 million in 2018 to the Retiree Medical Plan.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company’s contributions during the 12 weeks ended July 14, 2018 and July 15, 2017 were $3.4 million. The Company’s contributions for the 28 weeks ended July 14, 2018 and July 15, 2017 were $7.9 million and $7.8 million, respectively. See Note 7 for further information regarding the Company’s participation in the Central States Plan.

Note 9 – Income Taxes

The effective income tax rate was 22.7% and 36.8% for the 12 weeks ended July 14, 2018 and July 15, 2017, respectively. For the 28 weeks ended July 14, 2018 and July 15, 2017, the effective income tax rate was 24.8% and 35.2%, respectively. The differences from the federal statutory rates of 21% and 35% for 2018 and 2017, respectively, are primarily due to state taxes, stock-based compensation and federal tax credits.

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

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Restricted stock	$977	$1,139	$6,267	$7,491
Tax benefits	(255)	(427)	(929)	(2,810)
Stock-based compensation expense, net of tax	$722	$712	$5,338	$4,681

The following table summarizes activity in the stock-based compensation plans for the 28 weeks ended July 14, 2018:

				Weighted
	Shares	Weighted	Restricted	Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at December 30, 2017	47,928	$16.52	613,744	$30.32
Granted	—	—	480,936	16.99
Exercised/Vested	—	—	(255,741)	28.90
Cancelled/Forfeited	(14,400)	22.69	(4,691)	25.99
Outstanding at July 14, 2018	33,528	$13.87	834,248	$23.10

The Company has not issued any stock options since 2009 and all outstanding options are vested and exercisable at July 14, 2018.

As of July 14, 2018, total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plans were $5.8 million for restricted stock, and are expected to be recognized over a weighted average period of 2.6 years. All compensation costs related to stock options have been recognized.

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	12 Weeks Ended		28 Weeks Ended
(In thousands, except per share amounts)	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Numerator:
Earnings from continuing operations	$17,838	$21,060	$30,273	$36,125
Adjustment for earnings attributable to participating securities	(414)	(357)	(644)	(640)
Earnings from continuing operations used in calculating earnings per share	$17,424	$20,703	$29,629	$35,485
Denominator:
Weighted average shares outstanding, including participating securities	35,928	37,809	36,075	37,742
Adjustment for participating securities	(833)	(641)	(767)	(669)
Shares used in calculating basic earnings per share	35,095	37,168	35,308	37,073
Effect of dilutive stock options	13	22	12	45
Shares used in calculating diluted earnings per share	35,108	37,190	35,320	37,118
Basic earnings per share from continuing operations	$0.50	$0.56	$0.84	$0.96
Diluted earnings per share from continuing operations	$0.50	$0.56	$0.84	$0.96

Note 12 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	28 Weeks Ended
(In thousands)	July 14, 2018	July 15, 2017
Non-cash financing activities:
Recognition of capital lease obligations	$948	$60
Non-cash investing activities:
Capital expenditures included in accounts payable	3,527	609
Capital lease asset additions	948	60
Other supplemental cash flow information:
Cash paid for interest	15,560	12,224

Note 13 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Military	Retail	Total
12 Weeks Ended July 14, 2018
Net sales to external customers	$941,702	$489,654	$464,597	$1,895,953
Inter-segment sales	198,388	—	—	198,388
Merger/acquisition and integration	745	—	59	804
Restructuring charges (gains) and asset impairment	100	(830)	(434)	(1,164)
Depreciation and amortization	7,318	2,763	8,926	19,007
Operating earnings	18,724	3,099	7,995	29,818
Capital expenditures	5,965	1,275	6,315	13,555

12 Weeks Ended July 15, 2017
Net sales to external customers	$903,126	$471,077	$481,996	$1,856,199
Inter-segment sales	209,435	—	—	209,435
Merger/acquisition and integration	468	—	154	622
Restructuring charges (gains) and asset impairment	301	—	(315)	(14)
Depreciation and amortization	6,073	2,607	9,584	18,264
Operating earnings	23,176	2,501	13,209	38,886
Capital expenditures	8,275	1,603	8,435	18,313

28 Weeks Ended July 14, 2018
Net sales to external customers	$2,096,913	$1,153,274	$1,030,839	$4,281,026
Inter-segment sales	451,712	—	—	451,712
Merger/acquisition and integration	2,940	4	66	3,010
Restructuring charges (gains) and asset impairment	1,360	(830)	4,507	5,037
Depreciation and amortization	16,858	6,441	20,945	44,244
Operating earnings	43,245	4,612	7,709	55,566
Capital expenditures	18,410	1,529	14,657	34,596

28 Weeks Ended July 15, 2017
Net sales to external customers	$2,017,274	$1,114,390	$1,078,237	$4,209,901
Inter-segment sales	476,763	—	—	476,763
Merger/acquisition and integration	4,315	—	323	4,638
Restructuring charges and asset impairment	901	—	107	1,008
Depreciation and amortization	15,016	6,046	22,624	43,686
Operating earnings	48,447	3,381	16,617	68,445
Capital expenditures	14,029	4,054	19,706	37,789

	July 14,	December 30,
(In thousands)	2018	2017
Total Assets
Food Distribution	$1,122,784	$1,085,621
Military	403,198	432,818
Retail	481,356	533,912
Discontinued operations	3,474	3,446
Total	$2,010,812	$2,055,797

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

Overview

SpartanNash, headquartered in Grand Rapids, Michigan, is a leading multi-regional grocery distributor and grocery retailer whose core businesses include distributing grocery products to a diverse group of independent and chain retailers, its corporate owned retail stores, military commissaries and exchanges in the United States, as well as premier fresh produce distribution and fresh food processing. The Company operates three reportable business segments: Food Distribution, Military and Retail.

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

At the end of the second quarter, the Company’s Retail segment operated 140 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare Supermarkets, VG’s Food and Pharmacy, D&W Fresh Markets, Sun Mart and Family Fresh Market. The Company also offers pharmacy services in 83 of its corporate owned retail stores and operates 29 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

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

2018 Second Quarter and Year-to-Date Highlights

During the second quarter of fiscal 2018, the Company’s consolidated net sales increased $39.8 million, or 2.1%, to $1.90 billion from $1.86 billion in the prior year quarter. Net sales for the year-to-date period ended July 14, 2018 increased $71.1 million, or 1.7%, to $4.28 billion from $4.21 billion in the year-to-date period ended July 15, 2017. The increase in net sales was driven by continued sales growth in the Food Distribution and Military segments, partially offset by lower sales at Retail.  The Company realized sequential improvements in comparable store sales within the Retail segment and executed plans to evolve its primary brand and deliver innovative solutions for a diverse customer base.

In June 2018, Caito Foods (“Caito”) initiated a voluntary product recall for fresh-cut watermelon, honeydew melon, cantaloupe and fresh-cut mixed fruit containing any of these melons produced at the Caito facility in Indianapolis, Indiana due to potential contamination with salmonella. In connection with the recall, the Company temporarily suspended production and distribution of the recalled products. During the second quarter, the Company recognized $2.9 million in pre-tax estimated losses, or $0.06 per diluted share after taxes, associated with the product recall related to the disposal of potentially contaminated and at-risk product and various distribution customer costs, as well as the estimated margin impact of lost sales opportunities, decreased efficiencies and increased production costs related to the interruption of fresh-cut fruit production at the Caito facility. Testing was performed within the manufacturing environment by third party food safety experts as well as the Food and Drug Administration (“FDA”) and no evidence of salmonella contamination was detected, a process which included over 500 tests among the various parties. The majority of the disruption to the Company's business associated with the product recall has subsided and Caito is receiving regular shipments from produce suppliers and has also resumed shipment of these fresh-cut melon products to its customers and seen a return of most of the pre-recall volumes in this business.

Despite the disruption caused by the voluntary product recall in the second quarter, the Company continues to execute against key elements of its long-term strategic plan and is committed to delivering increased value and convenience to its customers.

Second quarter and year-to-date 2018 operational highlights include:

•

The Food Distribution segment realized sales growth of 4.3% for the quarter and 3.9% year-to-date compared to the prior year periods, driven largely by sales to existing customers, partially offset by reduced sales volume as a result of the product recall. The segment continues to attract customers and execute new opportunities which grow volume and expand the reach of the supply chain. The Company also remains focused on partnering with independent retailers to support their operations and enhance the consumer experience. The Company continues to realize strong customer retention, a testament to the success it has realized in these partnerships.

•

The Company remains focused on product quality and safety throughout the organization and specifically within its fresh cut fruit and vegetable operations at Caito. Since the time of the voluntary product recall, the Company has been working diligently to ensure that suppliers are leaders in food safety and that consumers are provided the highest quality fresh products. While the new business development timeline is taking longer than anticipated, partly due to the recall, the Company is still focused on capitalizing on a strong pipeline of potential business, and remains optimistic about the long-term growth prospects of the business.

•

The Military segment delivered both sales and earnings growth in the second quarter and year-to-date periods of 2018. The improved sales and earnings were driven by a combination of new commissary business in the Southwest as well as incremental volume associated with the expansion of the DeCA private brand program. The Company is pleased by the growth within this segment at a time when the overall trends within DeCA commissary business show negative, but improving, comparisons to the prior year.

•

Despite an environment which continues to be highly competitive, the Retail segment achieved sequential improvement in comparable store sales for the second consecutive quarter, and also generated best in class results in key measures of customer satisfaction. The recent customer satisfaction results are evidence of the impact of the Company’s recently refreshed brand positioning for Family Fare, which will be rolled out to four additional stores in the remainder of 2018. The Company remains committed to delivering on its initiatives centered on convenience, personalization, value beyond price, affordable wellness, local focus and social responsibility – all designed to deliver a superior shopping experience for customers.

For the remainder of 2018, the Company anticipates sustaining overall sales growth in the Food Distribution segment with both new and existing customers. The Food Distribution segment will face some challenges, however, as the Company anticipates lower sales and profit growth than originally expected from food processing operations. Despite strong interest in the product offerings, the new business development timeline is behind the Company’s initial forecast and production efficiency improvements are behind plan, partially due to disruption caused by the voluntary product recall. Additionally, the timing of the roll out of a significant customer program is behind the Company’s initial expectation.  While this program has now launched, and the Company believes it will provide substantial volume going forward, the volume and profit contributions to the business for the second half of 2018 will be below the initial forecast. The ongoing expansion of the DeCA private brand program will contribute to sales growth in the Military segment for the remainder of 2018 and into 2019. However, the release of new products under the program will be behind the Company’s initial expectations and is not anticipated to accelerate meaningfully in the second half of 2018. The Company continues to expect that Retail comparable store sales will improve to approximately flat by the end of the year as the stores benefit from several of the Company’s innovative concepts and initiatives. Margin pressures and higher transportation and warehousing expenses are expected to moderate in the back half of the year as the Company executes its plans to begin mitigating these challenges, some of which relate to rapid growth in certain regions and some to a difficult operating environment.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		28 Weeks Ended		12 Weeks Ended	28 Weeks Ended
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017	July 14, 2018	July 14, 2018
Net sales	100.0	100.0	100.0	100.0	2.1	1.7
Gross profit	14.0	14.6	14.2	14.9	(2.0)	(3.1)
Selling, general and administrative expenses	12.5	12.5	12.7	13.2	2.0	(1.6)
Merger/acquisition and integration	—	—	0.1	0.1	29.3	(35.1)
Restructuring (gains) charges and asset impairment	(0.1)	—	0.1	—	**	**
Operating earnings	1.6	2.1	1.3	1.6	(23.3)	(18.8)
Other income and expenses	0.4	0.3	0.4	0.3	21.1	20.5
Earnings before income taxes and discontinued operations	1.2	1.8	0.9	1.3	(30.7)	(27.8)
Income tax expense	0.3	0.7	0.2	0.5	(57.2)	(49.0)
Earnings from continuing operations	0.9	1.1	0.7	0.9	(15.3)	(16.2)
Loss from discontinued operations, net of taxes	—	—	—	—	112.9	122.5
Net earnings	0.9	1.1	0.7	0.9	(15.5)	(16.5)

Note: Certain totals do not sum due to rounding.

**   Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 14, 2018	July 15, 2017	Variance	July 14, 2018	July 15, 2017	Variance
Food Distribution	$941,702	$903,126	$38,576	$2,096,913	$2,017,274	$79,639
Military	489,654	471,077	18,577	1,153,274	1,114,390	38,884
Retail	464,597	481,996	(17,399)	1,030,839	1,078,237	(47,398)
Total net sales	$1,895,953	$1,856,199	$39,754	$4,281,026	$4,209,901	$71,125

Net sales for the quarter ended July 14, 2018 (“second quarter”) increased $39.8 million, or 2.1%, to $1.90 billion from $1.86 billion in the quarter ended July 15, 2017 (“prior year quarter”). Net sales for the year-to-date period ended July 14, 2018 (“year-to-date period”) increased $71.1 million, or 1.7%, to $4.28 billion from $4.21 billion in the year-to-date period ended July 15, 2017 (“prior year-to-date period”). The increases were driven primarily by organic growth from existing customers in the Food Distribution segment and new business in the Military segment, which more than offset lower sales in the Retail segment and the impact of the voluntary product recall at Caito.

Food Distribution net sales, after intercompany eliminations, increased $38.6 million, or 4.3%, to $941.7 million in the second quarter from $903.1 million in the prior year quarter. Net sales for the year-to-date period increased $79.6 million, or 3.9%, from $2.02 billion in the prior year-to-date period to $2.10 billion. The second quarter and year-to-date increases were due to sales growth from existing customers.

Military net sales increased $18.6 million, or 3.9%, to $489.7 million in the second quarter from $471.1 million in the prior year quarter. Net sales for the year-to-date period increased $38.9 million, or 3.5%, from $1.11 billion in the prior year-to-date period to $1.15 billion. The increases were primarily due to new commissary business in the Southwest and incremental volume from the private brand program, partially offset by lower comparable sales at the DeCA operated commissaries.

Retail net sales decreased $17.4 million, or 3.6%, to $464.6 million in the second quarter from $482.0 million in the prior year quarter. Net sales for the year-to-date period decreased $47.4 million, or 4.4%, from $1.08 billion in the prior year-to-date period to $1.03 billion. The decrease in net sales was primarily attributable to lower sales resulting from the closures and sales of retail stores ($15.5 million for the quarter and $36.8 million year-to-date) and negative comparable store sales, partly offset by an increase in fuel prices. Comparable store sales, excluding fuel, were -1.9 percent for the quarter and -2.1 percent for the year-to-date period, and reflect continued strong competition within the industry. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions or relocated stores. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Gross Profit – Gross profit represents net sales less cost of sales, which for all non-production operations includes purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances and excludes warehousing costs, depreciation and other administrative expenses. For the Company’s food processing operations, cost of sales includes direct product and production costs, inbound freight, purchasing and receiving costs, utilities, depreciation, and other indirect production costs and excludes out-bound freight and other administrative expenses. The Company’s gross profit definition may not be identical to similarly titled measures reported by other companies. Vendor allowances that relate to the buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs, such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms.  The distribution segments include shipping and handling costs in the Selling, general and administrative section of operating expenses in the consolidated statements of earnings.

Gross profit decreased to $265.7 million in the second quarter from $271.0 million in the prior year quarter. As a percent of net sales, gross profit was 14.0% compared to 14.6% in the prior year quarter. Gross profit for the year-to-date period decreased $19.5 million, or 3.1%, from $628.4 million in the prior year-to-date period to $608.9 million in the current year. As a percent of net sales, gross profit for the year-to-date period was 14.2% compared to 14.9% in the prior year-to-date period. As a percent of net sales, the second quarter and year-to-date changes in gross margin were primarily due to an increased mix of Food Distribution and Military sales as a percentage of the total sales combined with investments in margin in the Retail segment.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation (to the extent not included in Cost of sales), out-bound freight and other administrative expenses.

SG&A expenses increased $4.7 million, or 2.0%, to $236.2 million in the second quarter from $231.5 million in the prior year quarter, representing 12.5% of net sales in the second quarter compared to 12.5% in the prior year quarter. SG&A expenses for the year-to-date period decreased $9.0 million, or 1.6%, from $554.3 million in the prior year-to-date period to $545.3 million, and decreased to 12.7% as a percentage of net sales compared to 13.2% in the prior year-to-date period. The year-to-date decrease in the rate of sales were primarily due to the mix of business operations and lower healthcare, partially offset by the impact of the product recall, investments in store labor, increased transportation costs within the Food Distribution and Military segments and higher incentive compensation expenses.

Merger/Acquisition and Integration – Second quarter and year-to-date period results included $0.8 million and $3.0 million, respectively, and prior year quarter and year-to-date results included $0.6 million and $4.6 million, respectively, of merger/acquisition and integration expenses, mainly associated with the merger of Spartan Stores, Inc. and Nash-Finch Company and the acquisition and integration of Caito and BRT.

Restructuring (Gains) Charges and Asset Impairment – Second quarter and year-to-date period results included gains of $1.2 million and charges of $5.0 million, respectively, net restructuring and asset impairment, primarily associated with the Company’s retail store and warehouse rationalization plans, partially offset by gains on sales of real estate in the second quarter. Prior year-to-date included $1.0 million of restructuring and asset impairment charges which were incurred in the first quarter, primarily associated with the Company’s retail store and warehouse rationalization plans, partially offset by favorable lease terminations.

Operating Earnings – The following table presents operating earnings by segment and variances in operating earnings:

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 14, 2018	July 15, 2017	Variance	July 14, 2018	July 15, 2017	Variance
Food Distribution	$18,724	$23,176	$(4,452)	$43,245	$48,447	$(5,202)
Military	3,099	2,501	598	4,612	3,381	1,231
Retail	7,995	13,209	(5,214)	7,709	16,617	(8,908)
Total operating earnings	$29,818	$38,886	$(9,068)	$55,566	$68,445	$(12,879)

Operating earnings decreased $9.1 million, or 23.3%, to $29.8 million in the second quarter from $38.9 million in the prior year quarter. Operating earnings for the year-to-date period decreased $12.9 million, or 18.8%, to $55.6 million from $68.4 million in the prior year-to-date period. The second quarter decrease was primarily due the voluntary product recall, the factors impacting gross profit as described above, as well as higher transportation and health care costs compared to the prior year, partially offset by growth in sales and gains on sales of real estate. The year-to-date decrease was primarily due to restructuring and asset impairment charges, the product recall, lower margin rates and higher transportation costs.

Food Distribution operating earnings decreased $4.5 million, or 19.2%, to $18.7 million in the second quarter from $23.2 million in the prior year quarter. Operating earnings for the year-to-date period decreased $5.2 million, or 10.7%, to $43.2 million from $48.5 million in the prior year-to-date period. The decrease for the quarter was primarily due to product recall charges and corresponding volume decline and production inefficiencies at the Caito Foods facility, lower inflation, higher health care costs and higher transportation costs and warehousing costs as part of the dramatic expansion of volumes in certain of our facilities.  The year-to-date decrease was primarily driven by the product recall, lower inflation, the shift in customer mix, higher transportation costs and a change in timing of certain supplier programs.

Military operating earnings increased $0.6 million, or 24.0%, to $3.1 million from $2.5 million in the prior year quarter. Operating earnings for the year-to-date period increased $1.2 million, or 35.3%, to $4.6 million from $3.4 million in the prior year-to-date period. The increase for the quarter was primarily attributable to sales growth, margin improvements and a gain on the sale of real estate, partially offset by higher transportation and warehousing expenses, and healthcare costs.  The year-to-date increase was driven by sales growth and margin improvements and the gain on the sale of real estate.

Retail operating earnings decreased $5.2 million, or 53.6%, to $8.0 million in the second quarter from $13.2 million in the prior year quarter. Operating earnings for the year-to-date period decreased $8.9 million, or 53.6%, to $7.7 million from $16.6 million in the prior year-to-date period. The decrease for the quarter was primarily attributable to investments in margin, lower comparable store sales,  higher labor and health care costs and higher fees paid to pharmacy benefit managers, partially offset by the closure of underperforming stores. The decrease for the year-to-date period was primarily attributable to investments in margin and lower comparable store sales, partially offset by the closure of underperforming stores and lower healthcare costs.

Interest Expense – Interest expense increased $1.3 million, or 22.8%, to $7.0 million in the second quarter from $5.7 million in the prior year quarter. Interest expense for the year-to-date period increased $2.7 million, or 20.8%, from $13.0 million in the prior year-to-date period to $15.7 million. The increase in interest expense for the quarter was due to an increase in interest rates and increased borrowings compared to the same period in the prior year. The increase for the year-to-date period was due primarily to higher borrowings.

Income Taxes – The effective income tax rates were 22.7% and 36.8% for the second quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective income tax rates were 24.8% and 35.2%, respectively. The differences from the federal statutory rates of 21% and 35% for 2018 and 2017, respectively, are primarily due to state taxes, stock compensation and tax credits. The tax impacts of stock-based compensation are primarily generated in the first quarter due to the timing of awards and vesting schedules.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, the Company also provides information regarding adjusted operating earnings, adjusted earnings from continuing operations, and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“adjusted EBITDA”). These are non-GAAP financial measures, as defined below, and are used by management to allocate resources, assess performance against its peers and evaluate overall performance. The Company believes these measures provide useful information for both management and its investors. The Company believes these non-GAAP measures are useful to investors because they provide additional understanding of the trends and special circumstances that affect its business. These measures provide useful supplemental information that helps investors to establish a basis for expected performance and the ability to evaluate actual results against that expectation. The measures, when considered in connection with GAAP results, can be used to assess the overall performance of the Company as well as assess the Company’s performance against its peers.  These measures are also used as a basis for certain compensation programs sponsored by the Company. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its financial results in these adjusted formats.

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

The retrospective adoption of ASU 2017-07 resulted in an immaterial decrease in operating earnings from the amount previously reported for the 12 and 28 weeks ended July 15, 2017.

Following is a reconciliation of operating earnings to adjusted operating earnings for the 12 weeks and 28 weeks ended July 14, 2018 and July 15, 2017.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Operating earnings	$29,818	$38,886	$55,566	$68,445
Adjustments:
Merger/acquisition and integration	804	622	3,010	4,638
Restructuring (gains) charges and asset impairment	(1,164)	(14)	5,037	1,008
Fresh Kitchen start-up costs	—	1,854	1,366	4,602
Stock compensation associated with executive retirement	—	—	—	1,172
Severance associated with cost reduction initiatives	344	21	618	24
Adjusted operating earnings	$29,802	$41,369	$65,597	$79,889
Reconciliation of operating earnings to adjusted operating earnings by segment:
Food Distribution:
Operating earnings	$18,724	$23,176	$43,245	$48,447
Adjustments:
Merger/acquisition and integration	745	468	2,940	4,315
Restructuring charges and asset impairment	100	301	1,360	901
Fresh Kitchen start-up costs	—	1,854	1,366	4,602
Stock compensation associated with executive retirement	—	—	—	591
Severance associated with cost reduction initiatives	258	21	451	22
Adjusted operating earnings	$19,827	$25,820	$49,362	$58,878
Military:
Operating earnings	$3,099	$2,501	$4,612	$3,381
Adjustments:
Merger/acquisition and integration	—	—	4	—
Restructuring gains	(830)	—	(830)	—
Stock compensation associated with executive retirement	—	—	—	147
Severance associated with cost reduction initiatives	18	—	70	1
Adjusted operating earnings	$2,287	$2,501	$3,856	$3,529
Retail:
Operating earnings	$7,995	$13,209	$7,709	$16,617
Adjustments:
Merger/acquisition and integration	59	154	66	323
Restructuring (gains) charges and asset impairment	(434)	(315)	4,507	107
Stock compensation associated with executive retirement	—	—	—	434
Severance associated with cost reduction initiatives	68	—	97	1
Adjusted operating earnings	$7,688	$13,048	$12,379	$17,482

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 12 weeks and 28 weeks ended July 14, 2018 and July 15, 2017.

	12 Weeks Ended
	July 14, 2018		July 15, 2017
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Earnings from continuing operations	$17,838	$0.50	$21,060	$0.56
Adjustments:
Merger/acquisition and integration	804		622
Restructuring gains and asset impairment	(1,164)		(14)
Fresh Kitchen start-up costs	—		1,854
Severance associated with cost reduction initiatives	344		21
Total adjustments	(16)		2,483
Income tax effect on adjustments (a)	48		(932)
Total adjustments, net of taxes	32	—	1,551	0.04
Adjusted earnings from continuing operations	$17,870	$0.50	$22,611	$0.60

	28 Weeks Ended
	July 14, 2018		July 15, 2017
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Earnings from continuing operations	$30,273	$0.84	$36,125	$0.96
Adjustments:
Merger integration and acquisition expenses	3,010		4,638
Restructuring charges and goodwill/asset impairment	5,037		1,008
Fresh Kitchen start-up costs	1,366		4,602
Severance associated with cost reduction initiatives	618		24
Stock compensation associated with executive retirement	—		1,172
Total adjustments	10,031		11,444
Income tax effect on adjustments (a)	(2,388)		(4,295)
Total adjustments, net of taxes	7,643	0.21	7,149	0.19
Adjusted earnings from continuing operations	$37,916	$1.05	$43,274	$1.15
(a)	The income tax effect on adjustments is computed by applying the effective tax rate, before discrete tax items, to the total adjustments for the period.

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

The retrospective adoption of ASU 2017-07 resulted in an immaterial decrease in EBITDA from the amount previously reported for the 12 and 28 weeks ended July 15, 2017.

Following is a reconciliation of net earnings to adjusted EBITDA for the 12 weeks and 28 weeks ended July 14, 2018 and July 15, 2017.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Net earnings	$17,772	$21,029	$30,115	$36,054
Loss from discontinued operations, net of tax	66	31	158	71
Income tax expense	5,247	12,267	10,007	19,636
Other expenses, net	6,733	5,559	15,286	12,684
Operating earnings	29,818	38,886	55,566	68,445
Adjustments:
LIFO expense	155	692	1,695	2,282
Depreciation and amortization	19,007	19,018	44,025	44,099
Merger/acquisition and integration	804	622	3,010	4,638
Restructuring (gains) charges and asset impairment	(1,164)	(14)	5,037	1,008
Fresh Kitchen start-up costs	—	1,854	1,366	4,602
Stock-based compensation	976	1,139	6,267	7,491
Other non-cash charges (gains)	94	(300)	(105)	(523)
Adjusted EBITDA	$49,690	$61,897	$116,861	$132,042
Reconciliation of operating earnings to adjusted EBITDA by segment:
Food Distribution:
Operating earnings	$18,724	$23,176	$43,245	$48,447
Adjustments:
LIFO (benefit) expense	(82)	380	683	1,263
Depreciation and amortization	7,318	6,827	16,639	15,429
Merger/acquisition and integration	745	468	2,940	4,315
Restructuring charges and asset impairment	100	301	1,360	901
Fresh Kitchen start-up costs	—	1,854	1,366	4,602
Stock-based compensation	441	551	2,968	3,511
Other non-cash charges (gains)	205	(1)	420	46
Adjusted EBITDA	$27,451	$33,556	$69,621	$78,514
Military:
Operating earnings	$3,099	$2,501	$4,612	$3,381
Adjustments:
LIFO (benefit) expense	(26)	84	399	392
Depreciation and amortization	2,763	2,607	6,441	6,046
Merger/acquisition and integration	—	—	4	—
Restructuring gains	(830)	—	(830)	—
Stock-based compensation	220	165	1,025	1,127
Other non-cash gains	(77)	(14)	(149)	(16)
Adjusted EBITDA	$5,149	$5,343	$11,502	$10,930
Retail:
Operating earnings	$7,995	$13,209	$7,709	$16,617
Adjustments:
LIFO expense	263	228	613	627
Depreciation and amortization	8,926	9,584	20,945	22,624
Merger/acquisition and integration	59	154	66	323
Restructuring (gains) charges and asset impairment	(434)	(315)	4,507	107
Stock-based compensation	315	423	2,274	2,853
Other non-cash gains	(34)	(285)	(376)	(553)
Adjusted EBITDA	$17,090	$22,998	$35,738	$42,598

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	28 Weeks Ended
(In thousands)	July 14, 2018	July 15, 2017
Cash flow activities
Net cash provided by operating activities	$104,300	$38,357
Net cash used in investing activities	(28,141)	(247,801)
Net cash (used in) provided by financing activities	(75,771)	207,796
Net cash (used in) provided by discontinued operations	(142)	23
Net increase (decrease) in cash and cash equivalents	246	(1,625)
Cash and cash equivalents at beginning of the period	15,667	24,351
Cash and cash equivalents at end of the period	$15,913	$22,726

Net cash provided by operating activities. Net cash provided by operating activities increased during the current year-to-date period from the prior year-to-date period by approximately $65.9 million was mainly due to the timing of working capital requirements, particularly improvements in inventory and accounts receivable, compared to the prior year.

Net cash used in investing activities. Net cash used in investing activities decreased $219.7 million in the current year compared to the prior year primarily due to the acquisition made in the prior year.

The Food Distribution, Military and Retail segments utilized 53.2%, 4.4% and 42.4% of capital expenditures, respectively, in the current year.

Net cash (used in) provided by financing activities. Net cash used in financing activities increased $283.6 million in the current year compared to the prior year primarily due to increases in cash provided by operating activities which were used to pay down debt, as well as borrowings on the revolving credit facility in the prior year to fund the acquisition and working capital.

Net cash (used in) provided by discontinued operations. Net cash used in discontinued operations contains the net cash flows of the Company’s Retail and Food Distribution discontinued operations and is primarily composed of facility maintenance expenditures.

Debt Management

Total debt, including capital lease obligations and current maturities, was $710.7 million and $750.0 million as of July 14, 2018 and December 30, 2017, respectively. The decrease in total debt was driven by principal payments in the current year due to an increase in cash provided by operations.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility which has maximum available credit of $1.0 billion. As of July 14, 2018, the senior secured revolving credit facility had outstanding borrowings of $671.2 million. Additional available borrowings under the Company’s $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $138.1 million at July 14, 2018. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $11.8 million were outstanding as of July 14, 2018. The revolving credit facility matures December 2021, and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 2.06-to-1 at July 14, 2018 compared to 2.03-to-1 at December 30, 2017, and its investment in working capital was $507.4 million at July 14, 2018 compared to $509.7 million at December 30, 2017. Net debt to total capital ratio was 0.49-to-1 at July 14, 2018 compared to 0.50-to-1 at December 30, 2017.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of July 14, 2018 and December 30, 2017.

	July 14,	December 30,
(In thousands)	2018	2017
Current maturities of long-term debt and capital lease obligations	$7,793	$9,196
Long-term debt and capital lease obligations	702,864	740,755
Total debt	710,657	749,951
Cash and cash equivalents	(15,913)	(15,667)
Total net long-term debt	$694,744	$734,284

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. At July 14, 2018, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the year-to-date period ended July 14, 2018, the Company returned $33.0 million to shareholders from dividend payments of $13.0 million and share repurchases of $20.0 million. A 9.1% increase in the quarterly dividend rate from $0.165 per share to $0.18 per share was approved by the Board of Directors and announced on March 15, 2018. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond July 14, 2018. These commitments consist primarily of operating leases and purchase commitments (as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017), standby letters of credit of $11.8 million as of July 14, 2018, and interest on long-term debt and capital lease obligations.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of July 14, 2018 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the second quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 12 week period ended July 14, 2018. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. For the second quarter of 2018, all shares purchased by SpartanNash related to shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares.

During the first quarter of 2016, the Board authorized and publicly announced a new five-year share repurchase program for $50 million of SpartanNash’s common stock. The remainder of this program was fully utilized in the first quarter of 2018. During the fourth quarter of 2017, the Board authorized an incremental, publicly announced $50 million share repurchase program, expiring in 2022. No repurchases were made under these programs during the second quarter of 2018 and $45.0 million remains available under the 2017 program.

Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
April 22 - May 19, 2018
Employee Transactions	—	$—
Repurchase Program	—	$—
May 20 - June 16, 2018
Employee Transactions	1,821	$19.99
Repurchase Program	—	$—
June 17 - July 14, 2018
Employee Transactions	—	$—
Repurchase Program	—	$—
Total for quarter ended July 14, 2018
Employee Transactions	1,821	$19.99
Repurchase Program	—	$—

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

SPARTANNASH COMPANY (Registrant)
Date: August 16, 2018	By	/s/ Mark E. Shamber
Mark E. Shamber Executive Vice President and Chief Financial Officer