Form 10-Q
period 2018-10-06
SpartanNash Co
filed 2018-11-08
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2018.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018, the registrant had 35,939,837 outstanding shares of common stock, no par value.

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

This section and the discussions contained in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and in Part I, Item 2 “Critical Accounting Policy” of the Quarterly Report on Form 10-Q, are intended to provide meaningful cautionary statements for purposes of the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all the economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur or information obtained after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 6,	December 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$20,673	$15,667
Accounts and notes receivable, net	363,951	344,057
Inventories, net	592,152	597,162
Prepaid expenses and other current assets	43,333	47,400
Property and equipment held for sale	8,654	—
Total current assets	1,028,763	1,004,286

Property and equipment, net	577,285	600,240
Goodwill	178,648	178,648
Intangible assets, net	130,227	134,430
Other assets, net	139,118	138,193

Total assets	$2,054,041	$2,055,797

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$411,399	$376,977
Accrued payroll and benefits	60,086	65,156
Other accrued expenses	38,498	43,252
Current maturities of long-term debt and capital lease obligations	8,135	9,196
Total current liabilities	518,118	494,581

Long-term liabilities
Deferred income taxes	51,634	42,050
Postretirement benefits	16,337	15,687
Other long-term liabilities	36,693	40,774
Long-term debt and capital lease obligations	694,889	740,755
Total long-term liabilities	799,553	839,266

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 35,938 and 36,466 shares outstanding	483,175	497,093
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(14,926)	(15,136)
Retained earnings	268,121	239,993
Total shareholders’ equity	736,370	721,950

Total liabilities and shareholders’ equity	$2,054,041	$2,055,797

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended			40 Weeks Ended
	October 6, 2018	October 7, 2017		October 6, 2018	October 7, 2017
Net sales	$1,886,730	$1,868,398		$6,167,756	$6,078,299
Cost of sales	1,630,588	1,606,706		5,302,740	5,188,205
Gross profit	256,142	261,692		865,016	890,094

Operating expenses
Selling, general and administrative	228,583	228,545		773,844	782,856
Merger/acquisition and integration	521	2,392		3,531	7,031
Goodwill impairment	—	189,027		—	189,027
Restructuring charges and asset impairment	232	35,626		5,269	36,633
Total operating expenses	229,336	455,590		782,644	1,015,547

Operating earnings (loss)	26,806	(193,898)		82,372	(125,453)

Other expenses and (income)
Interest expense	7,082	6,130		22,828	19,128
Other, net	(195)	(131)		(655)	(445)
Total other expenses, net	6,887	5,999		22,173	18,683

Earnings (loss) before income taxes and discontinued operations	19,919	(199,897)		60,199	(144,136)
Income tax expense (benefit)	2,374	(76,445)		12,381	(56,809)
Earnings (loss) from continuing operations	17,545	(123,452)		47,818	(87,327)

Loss from discontinued operations, net of taxes	(80)	(54)		(238)	(125)
Net earnings (loss)	$17,465	$(123,506)		$47,580	$(87,452)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.49	$(3.31)		$1.33	$(2.32)
Loss from discontinued operations	—	(0.01)	*	(0.01)	(0.01)	*
Net earnings (loss)	$0.49	$(3.32)		$1.32	$(2.33)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.49	$(3.31)		$1.33	$(2.32)
Loss from discontinued operations	—	(0.01)	*	(0.01)	(0.01)	*
Net earnings (loss)	$0.49	$(3.32)		$1.32	$(2.33)

*     Includes rounding

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Net earnings (loss)	$17,465	$(123,506)	$47,580	$(87,452)

Other comprehensive income, before tax
Pension and postretirement liability adjustment	83	31	278	103

Income tax expense related to items of other comprehensive income	(20)	(12)	(68)	(39)

Total other comprehensive income, after tax	63	19	210	64
Comprehensive income (loss)	$17,528	$(123,487)	$47,790	$(87,388)

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 30, 2017	36,466	$497,093	$(15,136)	$239,993	$721,950
Net earnings	—	—	—	47,580	47,580
Other comprehensive income	—	—	210	—	210
Dividends - $0.54 per share	—	—	—	(19,452)	(19,452)
Share repurchases	(952)	(20,000)	—	—	(20,000)
Stock-based employee compensation	—	7,040	—	—	7,040
Issuances of common stock for stock bonus plan and associate stock purchase plan	34	672	—	—	672
Issuances of restricted stock	482	—	—	—	—
Cancellations of stock-based awards	(92)	(1,630)	—	—	(1,630)
Balance at October 6, 2018	35,938	$483,175	$(14,926)	$268,121	$736,370

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	40 Weeks Ended
	October 6, 2018	October 7, 2017
Cash flows from operating activities
Net earnings (loss)	$47,580	$(87,452)
Loss from discontinued operations, net of tax	238	125
Earnings (loss) from continuing operations	47,818	(87,327)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-cash goodwill/asset impairment, restructuring, and other charges	5,496	225,101
Depreciation and amortization	64,457	66,366
LIFO expense	2,349	2,474
Postretirement benefits expense	852	1,276
Deferred taxes on income	9,584	(62,257)
Stock-based compensation expense	7,040	8,593
Postretirement benefit plan contributions	(1,771)	(280)
Other, net	(108)	(86)
Changes in operating assets and liabilities:
Accounts receivable	(17,852)	(44,737)
Inventories	2,098	(49,442)
Prepaid expenses and other assets	155	(3,546)
Accounts payable	35,490	42,842
Accrued payroll and benefits	(5,917)	(19,881)
Other accrued expenses and other liabilities	(7,145)	(7,533)
Net cash provided by operating activities	142,546	71,563
Cash flows from investing activities
Purchases of property and equipment	(52,600)	(55,292)
Net proceeds from the sale of assets	6,568	3,928
Acquisitions, net of cash acquired	—	(226,412)
Loans to customers	(948)	(1,005)
Payments from customers on loans	1,456	1,904
Other	(9)	(279)
Net cash used in investing activities	(45,533)	(277,156)
Cash flows from financing activities
Proceeds from senior secured credit facility	764,934	1,160,066
Payments on senior secured credit facility	(809,058)	(918,425)
Share repurchase	(20,000)	(22,500)
Net payments related to stock-based award activities	(1,630)	(3,204)
Repayment of other long-term debt	(6,461)	(5,795)
Financing fees paid	(106)	(256)
Proceeds from exercise of stock options	—	3,207
Dividends paid	(19,452)	(18,649)
Net cash (used in) provided by financing activities	(91,773)	194,444
Cash flows from discontinued operations
Net cash used in operating activities	(234)	(48)
Net cash used in discontinued operations	(234)	(48)
Net increase (decrease) in cash and cash equivalents	5,006	(11,197)
Cash and cash equivalents at beginning of period	15,667	24,351
Cash and cash equivalents at end of period	$20,673	$13,154

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of October 6, 2018, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the third quarter and year to date periods of 2018 and 2017 include the results of operations of the Company for the 12- and 40-week periods ended October 6, 2018 and October 7, 2017, respectively.

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

From a principal versus agent perspective, the Company determined that certain contracts in the Food Distribution segment that were historically reported on a gross basis are now required to be reported on a net basis, resulting in a corresponding decrease to both net sales and cost of sales of $56.0 million and $151.9 million in the third quarter and year-to-date period of 2018, respectively, from what would have been recognized under previous guidance. The implementation of the guidance had no impact on gross profit, net earnings, the balance sheet, cash flows, equity, or the timing of revenue recognition in current or prior periods.  The adoption of the guidance using the full retrospective method resulted in decreases to fiscal 2017 net sales and cost of sales previously reported as shown in the following table:

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” in order to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. This is an amendment to ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company early adopted this guidance retrospectively as of the beginning of fiscal 2018, as permitted by the amendment. The adoption of this guidance did not have a significant effect on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” The amendments in this ASU remove disclosures that are no longer considered to be cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in ASU 2018-14 are effective for fiscal years ending after December 15, 2020 and will be applied on a retrospective basis to all periods presented. The adoption of this guidance is not expected to have a significant effect on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business.” ASU 2017-01 narrows the definition of a business and provides a screen to determine when a set of the three elements of a business – inputs, processes, and outputs – are not a business. The screen requires that when substantially all the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. This guidance was effective as of the beginning of 2018. As no business combinations have occurred since the effective date, there has been no impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The FASB subsequently issued ASU’s 2018-01, 2018-10, and 2018-11, which include clarifications and provide various practical expedients and transition options related to ASU 2016-02. ASU 2016-02 provides guidance for lease accounting and stipulates that lessees will need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease rent payments. Treatment in the consolidated statements of operations will be similar to the current treatment of operating and capital leases. The new guidance is effective on a modified retrospective basis for the Company in the first quarter of its fiscal year ending December 28, 2019. The Company has established a transition process which includes understanding the current leasing activities, identifying changes resulting from the new standard, designing tools to account for the change, and updating accounting policies, processes and controls over financial reporting. The adoption of this ASU will result in a significant increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets. Other effects of the adoption of these ASUs are currently being evaluated by the Company.

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

The Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) with respect to each contract with customers. The Company determined that certain contracts in the Food Distribution segment that were historically reported on a gross basis are now required to be reported on a net basis, resulting in corresponding decreases to both net sales and cost of sales.

Based upon the nature of the products the Company sells, its customers have limited rights of return which are immaterial. Discounts provided by the Company to customers at the time of sale are recognized as a reduction in sales as the products are sold. Certain contracts include rebates and other forms of variable consideration, including up-front rebates, rebates in arrears, rebatable incentives, flex funds, and product incentives, which may have tiered structures based on purchase volumes and which are accounted for as variable consideration. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company believes that there will not be significant changes to its estimates of variable consideration and has not constrained any consideration in any period presented.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	12 Weeks Ended October 6, 2018				40 Weeks Ended October 6, 2018
(In thousands)	Food Distribution	Military	Retail	Total	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$291,830	$247,804	$175,773	$715,407	$938,460	$804,939	$576,629	$2,320,028
Fresh (b)	341,846	134,612	159,444	635,902	1,132,676	448,794	535,619	2,117,089
Non-food (c)	288,759	116,271	76,317	481,347	905,868	394,807	254,180	1,554,855
Fuel	—	—	34,576	34,576	—	—	110,018	110,018
Other	17,748	1,535	215	19,498	60,092	4,956	718	65,766
Total	$940,183	$500,222	$446,325	$1,886,730	$3,037,096	$1,653,496	$1,477,164	$6,167,756
Type of customers:
Individuals	$—	$—	$446,110	$446,110	$—	$—	$1,476,446	$1,476,446
Manufacturers, brokers and distributors	44,805	479,523	—	524,328	153,673	1,598,191	—	1,751,864
Retailers	881,776	19,164	—	900,940	2,837,036	50,349	—	2,887,385
Other	13,602	1,535	215	15,352	46,387	4,956	718	52,061
Total	$940,183	$500,222	$446,325	$1,886,730	$3,037,096	$1,653,496	$1,477,164	$6,167,756

	12 Weeks Ended October 7, 2017				40 Weeks Ended October 7, 2017
(In thousands)	Food Distribution	Military	Retail	Total	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$282,117	$252,386	$186,346	$720,849	$911,193	$792,819	$613,801	$2,317,813
Fresh (b)	333,814	132,980	169,094	635,888	1,124,997	434,723	571,692	2,131,412
Non-food (c)	265,654	119,150	77,502	462,306	818,572	388,637	259,549	1,466,758
Fuel	—	—	30,422	30,422	—	—	95,953	95,953
Other	17,566	1,115	252	18,933	61,663	3,842	858	66,363
Total	$899,151	$505,631	$463,616	$1,868,398	$2,916,425	$1,620,021	$1,541,853	$6,078,299
Type of customers:
Individuals	$—	$—	$463,364	$463,364	$—	$—	$1,540,995	$1,540,995
Manufacturers, brokers and distributors	47,030	498,911	—	545,941	166,402	1,606,907	—	1,773,309
Retailers	838,438	5,605	—	844,043	2,702,318	9,272	—	2,711,590
Other	13,683	1,115	252	15,050	47,705	3,842	858	52,405
Total	$899,151	$505,631	$463,616	$1,868,398	$2,916,425	$1,620,021	$1,541,853	$6,078,299

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

For the first three quarters of 2018 and 2017, revenue recognized from performance obligations related to prior periods (for example, due to changes in estimated rebates and incentives impacting the transaction price) was not material.

In the ordinary course of business, the Company may advance funds to certain independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. For volume-based arrangements, the Company estimates the amount of the advanced funds earned by the retailers based on the expected volume of purchases by the retailer, and amortizes the advances as a reduction of the transaction price and revenue earned. These advances are not considered contract assets under ASC 606 as they are not generated through the transfer of goods or services to the retailers. These advances are included in Other assets, net on the Company’s balance sheets.

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

The following table presents the Company’s accounts and notes receivable:

	October 6,	December 30,
(In thousands)	2018	2017
Customer notes receivable	$2,848	$2,555
Customer accounts receivable	329,696	312,214
Other receivables	34,012	31,169
Allowance for doubtful accounts	(2,605)	(1,881)
Net current accounts and notes receivable	$363,951	$344,057
Long-term notes receivable	16,177	18,322
Allowance for doubtful accounts	(120)	(120)
Net long-term notes receivable	$16,057	$18,202

The Company does not typically incur incremental costs of obtaining a contract that are contingent upon successful contract execution and would therefore be capitalized. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less.

Note 4 – Acquisitions

On January 6, 2017, the Company acquired certain assets and assumed certain liabilities of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) for $214.6 million in cash, net of $2.5 million of cash acquired. Acquired assets consist primarily of property and equipment of $76.7 million, intangible assets of $72.9 million and working capital. Intangible assets are primarily composed of customer relationships, which are amortized over fifteen years, and indefinite lived trade names. In connection with the purchase, the Company provided earn-out opportunities that have the potential to pay the sellers an additional $27.4 million, collectively, if the business achieves certain performance targets during the first three years after acquisition. As certain performance targets were not met in the first year after acquisition, the Company will be reimbursed a portion of the initial purchase price at an amount not to exceed the sum of: a) $15.0 million, representing the funds paid into escrow, and b) any earn-out opportunities earned by the sellers. The reduction in purchase price will first be applied to funds paid into escrow and then as an offset against and a reduction to any payments owed on the various earn-out opportunities, with reimbursement made after the third-year anniversary of the acquisition date.

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

The excess of the purchase price over the fair value of net assets acquired of $46.3 million was recorded as goodwill in the consolidated balance sheet within the Food Distribution segment and is deductible for tax purposes. During the measurement period, which ended January 5, 2018, the Company recorded opening balance sheet adjustments in the amount of $1.3 million, which increased the balance of goodwill, associated with updated valuations of certain acquired long-lived assets. All adjustments were made during fiscal 2017.

Note 5 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for the 40-week period ended October 6, 2018. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at December 30, 2017	$17,889	$3	$17,892
Provision for closing charges	4,499	—	4,499
Provision for severance	—	142	142
Other	554	—	554
Changes in estimates	(633)	—	(633)
Accretion expense	457	—	457
Payments	(4,797)	(142)	(4,939)
Balance at October 6, 2018	$17,969	$3	$17,972

Included in the liability are lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income.

Restructuring and asset impairment charges included in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		40 Weeks Ended
	October 6,	October 7,	October 6,	October 7,
(In thousands)	2018	2017	2018	2017
Asset impairment charges	$570	$33,158	$2,040	$33,678
Provision for closing charges	596	481	4,499	886
(Gain) loss on sales of assets related to closed facilities	(171)	238	(1,578)	912
Provision for severance	3	76	142	620
Other costs associated with distribution center and store closings	203	532	799	1,306
Changes in estimates	(969)	1,141	(633)	1,141
Lease termination adjustments	—	—	—	(1,910)
	$232	$35,626	$5,269	$36,633

Restructuring and asset impairment charges in the current year were primarily incurred in the Retail segment due to the economic and competitive environment of certain stores and in conjunction with the Company’s retail store rationalization plan. The Company also realized a gain on the sale of a Military distribution center in the second quarter of 2018, an asset impairment charge related to certain discontinued Food Distribution warehouse equipment in the first quarter of 2018, and other closing costs related to a Food Distribution warehouse in the prior year.  The changes in estimates relate to revised estimates of ancillary costs associated with previously closed locations, due to lower than expected costs, offset by the deterioration of the condition of certain properties. The lease termination adjustments represent the benefits recognized in connection with lease buyouts negotiated related to previously closed stores.

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6 – Fair Value Measurements. Assets with a book value of $2.4 million were measured at a fair value of $0.4 million, resulting in an impairment charge of $2.0 million in 2018. Assets with a book value of $48.6 million were measured at a fair value of $14.9 million, resulting in an impairment charge of $33.7 million in 2017. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers.  In the prior year quarter, it was determined that the carrying value of the Retail segment exceeded its fair value, and the company recorded a goodwill impairment charge of $189.0 million.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. See Note 5 for discussion of the fair value measurements related to long-lived asset impairment charges. At October 6, 2018 and December 30, 2017, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	October 6,	December 30,
(In thousands)	2018	2017
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and capital lease obligations	$8,135	$9,196
Long-term debt and capital lease obligations	700,059	747,172
Total book value of debt instruments	708,194	756,368
Fair value of debt instruments, excluding debt financing costs	710,141	757,966
Excess of fair value over book value	$1,947	$1,598

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

The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected EBITDA. Projected contingent payment or receipt amounts are discounted back to the current period using a discounted cash flow model. Projected EBITDA amounts are based on initial deal model forecasts at the time of acquisition as well as the Company’s most recent internal operational budget and include a probability weighted range of outcomes. Changes in projected EBITDA, probabilities of payment, discount rates, or projected payment dates may result in higher or lower fair value measurements. The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs as of October 6, 2018:

Unobservable Input	Range
Discount rate	11.80%
Probability of payments	0% - 100%
Projected year(s) of payments	2019

The fair value of contingent consideration receivable and payable associated with the Caito and BRT acquisition was $18.4 million and $3.4 million, respectively, as of October 6, 2018. The net receivable of $15 million was recorded in other assets, net in the condensed consolidated balance sheets as there is a right of offset for the payable and receivable. Upon payment, the portion of the contingent consideration related to the acquisition date fair value is reported as a financing activity in the condensed consolidated statements of cash flows. Amounts received or paid in excess of the acquisition date fair value are reported as an operating activity in the consolidated statements of cash flows.

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

From time to time, the Company may advance funds to independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. As of October 6, 2018, the Company has an unearned advance to one independent retailer for an amount representing approximately two percent of the Company’s total assets. The Company’s collateral related to the advanced funds is a security interest in select business assets of the independent retailer’s stores, including select real property assets and other collateral, including a personal guarantee, from the shareholder. Despite the collateral, the Company may be unable to realize the entire unearned portion of the funds advanced to this independent retailer, and accordingly, has established a reserve of $4.9 million related to the advance. During the fourth quarter of 2017, and in the context of a state law receivership proceeding, the customer rationalized its retail store base and entered into a new supply agreement with the Company and assumed the obligation of the original agreement. Based on the expected cash flows generated from sales to this customer and consideration of the previously mentioned collateral, the Company believes it is adequately reserved as of October 6, 2018. However, if the customer’s future performance and related cash flows are negatively impacted by changes in economic, industry or market conditions, including changes in the business climate and competition, the Company may be unable to realize the remaining unearned portion of the advanced funds. Given the uncertainty regarding the previously mentioned factors that could impact the customer’s future performance, the Company cannot reasonably estimate the additional amount of advanced funds, if any, which should be reserved. The Company estimates that the possible range of loss related to this customer is between zero and $25.0 million, depending on the circumstances discussed above.

The Company contributes to the Central States Southeast and Southwest Pension Fund (“Central States Plan” or “the Plan”), a multi-employer pension plan, based on obligations arising from its collective bargaining agreements (“CBAs”) in Bellefontaine, Ohio, Lima, Ohio, and Grand Rapids, Michigan covering its supply chain associates at those locations. This Plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by contributing employers and unions; however, SpartanNash is not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets and the administration of the plan. The Company currently contributes to the Central States Plan under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan or those outlined in the “Default Schedule.” Both the Primary and Default schedules require varying increases in employer contributions over the previous year’s contribution. Increases are set within the CBAs and vary by location. The Plan continues to be in red zone status, and according to the Pension Protection Act (“PPA”), is considered to be in “critical and declining” zone status.  Among other factors, plans in the “critical and declining” zone are generally less than 65% funded and are projected to become insolvent within the next 15 years (or 20 years depending on the ratio of active-to-inactive participants). Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be. Management is not aware of any significant change in funding levels since December 30, 2017. To reduce this underfunding, management expects increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 8 – Associate Retirement Plans

During the 12 and 40-week periods ended October 6, 2018, the Company recognized net periodic pension income of $0.1 million and $0.3 million, respectively, related to the SpartanNash Company Pension Plan (“Pension Plan” or “Plan”) and net postretirement benefit costs of $0.1 million and $0.4 million, respectively, related to the SpartanNash Retiree Medical Plan. During the 12 and 40-week periods ended October 7, 2017, the Company recognized net periodic pension income of $0.1 million and $0.5 million, respectively, and net postretirement benefit costs of $0.1 million and $0.3 million, respectively for the aforementioned plans. Substantially all of these amounts are included in Other, net in the Condensed Consolidated Statements of Earnings.

On February 28, 2018, the Company’s Board of Directors granted approval to proceed with terminating the frozen Pension Plan. The Plan was terminated on July 31, 2018. The Company will offer participants the option to receive an annuity or lump sum distribution which may be rolled over into another qualified plan. The distribution of assets to plan participants is expected to take between six and 18 months. The Company will incur a one-time, pre-tax settlement charge estimated to be $20 to $21 million to recognize the deferred losses in AOCI upon distribution of the Plan assets and related recognition of the settlement as well as other termination expenses. The Company expects the Plan termination will reduce administrative fees and premium funding costs in future periods.

Although no contributions are required, the Company made contributions of $1.5 million to the SpartanNash Company Pension Plan during the 12 and 40 weeks ended October 6, 2018 to fund the plan termination liability. No additional contributions are expected to be made to the Pension Plan in 2018.  The Company expects to make contributions of $0.4 million in 2018 to the Retiree Medical Plan.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company’s contributions during the 12 weeks ended October 6, 2018 and October 7, 2017 were $2.1 million and $2.4 million, respectively. The Company’s contributions for the 40 weeks ended October 6, 2018 and October 7, 2017 were $10.0 million and $10.2 million, respectively. See Note 7 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 9 – Income Taxes

The effective income tax rate was 11.9% and 38.2% for the 12 weeks ended October 6, 2018 and October 7, 2017, respectively. For the 40 weeks ended October 6, 2018 and October 7, 2017, the effective income tax rate was 20.6% and 39.4%, respectively. The difference from the federal statutory rate of 21% in 2018 was primarily due to the lapse of the statute of limitations for an uncertain tax position, the Federal rate change effect on the finalization of deferred taxes for 2017 and tax credits, partially offset by state income taxes.  The difference from the federal statutory rate of 35% for 2017 was primarily due to state taxes, stock-based compensation and federal tax credits.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. In connection with initial analysis of the impact of the Tax Act, the Company recorded a provisional discrete income tax benefit of $26.0 million in the period ended December 30, 2017 associated with the re-measurement of deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate tax rate. During the 12 weeks ended October 6, 2018, the Company completed its accounting for the income tax effects of certain elements of the Tax Act, resulting in an income tax benefit of $0.5 million.

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

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Restricted stock	$773	$1,103	$7,040	$8,593
Tax benefits	(166)	(439)	(1,095)	(3,149)
Stock-based compensation expense, net of tax	$607	$664	$5,945	$5,444

The following table summarizes activity in the stock-based compensation plans for the 40 weeks ended October 6, 2018:

				Weighted
	Shares	Weighted	Restricted	Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at December 30, 2017	47,928	$16.52	613,744	$30.32
Granted	—	—	481,940	16.99
Exercised/Vested	—	—	(260,644)	28.90
Cancelled/Forfeited	(14,400)	22.69	(6,003)	24.01
Outstanding at October 6, 2018	33,528	$13.87	829,037	$23.07

The Company has not issued any stock options since 2009 and all outstanding options are vested and exercisable at October 6, 2018.

As of October 6, 2018, total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plans were $5.0 million for restricted stock and are expected to be recognized over a weighted average period of 2.48 years. All compensation costs related to stock options have been recognized.

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	12 Weeks Ended		40 Weeks Ended
(In thousands, except per share amounts)	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Numerator:
Earnings (loss) from continuing operations	$17,545	$(123,452)	$47,818	$(87,327)
Adjustment for (earnings) loss attributable to participating securities	(407)	2,064	(1,044)	1,522
Earnings (loss) from continuing operations used in calculating earnings (loss) per share	$17,138	$(121,388)	$46,774	$(85,805)
Denominator:
Weighted average shares outstanding, including participating securities	35,934	37,254	36,033	37,596
Adjustment for participating securities	(833)	(623)	(787)	(655)
Shares used in calculating basic earnings per share	35,101	36,631	35,246	36,941
Effect of dilutive stock options	12	—	12	—
Shares used in calculating diluted earnings per share	35,113	36,631	35,258	36,941
Basic earnings (loss) per share from continuing operations	$0.49	$(3.31)	$1.33	$(2.32)
Diluted earnings (loss) per share from continuing operations	$0.49	$(3.31)	$1.33	$(2.32)

Note 12 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	40 Weeks Ended
(In thousands)	October 6, 2018	October 7, 2017
Non-cash financing activities:
Recognition of capital lease obligations	$2,410	$405
Issuance of note payable as consideration for acquisition	—	2,460
Non-cash investing activities:
Capital expenditures included in accounts payable	4,350	1,711
Capital lease asset additions	2,410	405
Acquisition financed through issuance of note payable	—	2,460
Other supplemental cash flow information:
Cash paid for interest	22,768	18,379

Note 13 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Military	Retail	Total
12 Weeks Ended October 6, 2018
Net sales to external customers	$940,183	$500,222	$446,325	$1,886,730
Inter-segment sales	195,451	—	—	195,451
Merger/acquisition and integration	479	—	42	521
Restructuring (gains) charges and asset impairment	(68)	29	271	232
Depreciation and amortization	7,540	2,816	8,891	19,247
Operating earnings	19,815	1,508	5,483	26,806
Capital expenditures	7,840	950	9,214	18,004

12 Weeks Ended October 7, 2017
Net sales to external customers	$899,151	$505,631	$463,616	$1,868,398
Inter-segment sales	204,605	—	—	204,605
Merger/acquisition and integration	939	1,453	—	2,392
Goodwill impairment	—	—	189,027	189,027
Restructuring charges and asset impairment	379	500	34,747	35,626
Depreciation and amortization	6,354	2,786	9,807	18,947
Operating earnings (loss)	20,322	1,111	(215,331)	(193,898)
Capital expenditures	4,402	1,940	11,161	17,503

40 Weeks Ended October 6, 2018
Net sales to external customers	$3,037,096	$1,653,496	$1,477,164	$6,167,756
Inter-segment sales	647,163	—	—	647,163
Merger/acquisition and integration	3,419	4	108	3,531
Restructuring charges (gains) and asset impairment	1,292	(801)	4,778	5,269
Depreciation and amortization	24,398	9,257	29,836	63,491
Operating earnings	63,060	6,120	13,192	82,372
Capital expenditures	26,250	2,479	23,871	52,600

40 Weeks Ended October 7, 2017
Net sales to external customers	$2,916,425	$1,620,021	$1,541,853	$6,078,299
Inter-segment sales	681,368	—	—	681,368
Merger/acquisition and integration	5,254	1,453	324	7,031
Goodwill impairment	—	—	189,027	189,027
Restructuring charges and asset impairment	1,280	500	34,853	36,633
Depreciation and amortization	21,370	8,832	32,430	62,632
Operating earnings (loss)	68,769	4,492	(198,714)	(125,453)
Capital expenditures	18,431	5,994	30,867	55,292

	October 6,	December 30,
(In thousands)	2018	2017
Total Assets
Food Distribution	$1,148,087	$1,085,621
Military	417,183	432,818
Retail	485,297	533,912
Discontinued operations	3,474	3,446
Total	$2,054,041	$2,055,797

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

The Company’s Food Distribution segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to approximately 2,100 independent retail locations, the Company’s corporate owned retail stores, food service distributors and other customers. The Food Distribution segment primarily conducts business in the Midwest and Southeast regions of the United States. Combined with the Military segment, the Company serves customers in all 50 states.  The Company processes fresh-cut fruits and vegetables and other value-added meal solutions and supplies these products to grocery retailers and food service distributors. Through the Fresh Kitchen facility, the Company processes, cooks and packages fresh protein-based foods and complete meal solutions for a number of different customers.

The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Cuba, Puerto Rico, Bahrain, Djibouti and Egypt. The Company has over 40 years of experience acting as a distributor to U.S. military commissaries and exchanges. The Company is the exclusive worldwide supplier of private brand products to U.S. military commissaries and is continuing to partner with DeCA in the rollout of private brand products to military commissaries which began during the second quarter of fiscal 2017.

At the end of the third quarter, the Company’s Retail segment operated 139 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare Supermarkets, VG’s Food and Pharmacy, D&W Fresh Markets, Sun Mart and Family Fresh Market. The Company also offers pharmacy services in 83 of its corporate owned retail stores and operates 29 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

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

2018 Third Quarter and Year-to-Date Highlights

During the quarter ended October 6, 2018, the Company’s consolidated net sales increased 1.0% compared with the quarter ended October 7, 2017 and year-to-date net sales increased 1.5% compared with the year-to-date period ended October 7, 2017. The increase in net sales for the quarter and year-to-date periods was driven by continued sales growth in the Food Distribution segment, partially offset by lower sales at Retail. Increases in net sales for the year-to-date period were also supported with growth in the Military segment. While continuing to onboard new customer programs, the Company also secured new business wins in its commissary, food processing, and traditional grocery distribution businesses, as well as continued to make progress towards its sequential comparable store sales improvements in the Retail segment. The Company continued to execute against its long-term strategic objective of becoming a growth company that is focused on developing a national, highly efficient distribution platform that services a diverse customer base, and is known for solving unique and complex logistical issues. The Company also continued to execute plans to evolve its primary retail brand and deliver innovative solutions for a diverse customer base.

Third quarter and year-to-date 2018 operational highlights include:

•

The Food Distribution segment realized sales growth of 4.6% for the quarter and 4.1% year-to-date compared to the prior year periods, driven largely by sales to existing customers. The segment continues to attract new customers and execute new initiatives which grow volume and expand the reach of the supply chain. The Company also remains focused on partnering with independent retailers to support their operations and enhance the consumer experience.  The Company continues to enjoy strong customer retention, a testament to the success of these partnerships. Within the food processing operations, the Company has seen year-over-year progress related to its efforts to improve efficiency. In addition, the Company is beginning to see interest from new types of customers and its fresh offerings are expanding. The Company expects further progress in its results as it becomes more experienced at seamlessly onboarding new business opportunities and is able to continue to develop an experienced workforce.

•

The Military segment continued to support DeCA in the expansion of its private brand program, which has contributed to sales growth in both the quarter as well as the year-to-date period. In the third quarter, the Company also secured incremental business with an existing customer through the continued demonstration of superior customer service and execution capabilities. Incremental sales with this customer are expected to commence in the fourth quarter of 2018 and will partially offset the challenges of operating in a commissary environment which continues to experience negative sales trends in the channel.

•

The Company continued to make strategic Retail segment investments through the execution of three store remodels in the third quarter, with an additional two remodels completed early in the fourth quarter. These investments have supported the Company’s objectives related to brand repositioning and it expects that they will help improve customer satisfaction and contribute to the achievement of sequential growth in fourth quarter fiscal 2018 comparable store sales.

•

The Company partnered with a third party advisory firm and in December 2018 will commence a company-wide initiative designed to transform its culture and empower associates at all levels to drive substantial ongoing, sustainable improvements to business processes and results. This initiative is intended to position the Company to take full advantage of the opportunities it expects to see over the next one to two years.

For the remainder of 2018, the Company continues to expect strong Food Distribution sales growth due to existing customer programs and new food processing customers. Fourth quarter Military sales are expected to be below the prior year, as the Company has now cycled the new business obtained in the prior year’s third quarter and the Company does not expect that the new business within this segment will completely offset the negative sales trend in the channel. The Company expects a sequential improvement in the Retail segment comparable sales trend by the end of the fourth quarter, benefiting from current year store remodels and the Company’s brand repositioning. However, improvement in the Company’s food processing operations is now expected to be slower than previously anticipated. Within the Food and Military distribution businesses, heightened transportation and labor costs will represent ongoing industry headwinds which impact the Company particularly due to significant growth in certain regions being disproportionately impacted by these matters. The Company has experienced delays in the penetration of its private brand offerings in both its Michigan market and at DeCA. In response to the pressures in the distribution businesses, the Company is working to improve its supply chain capabilities by identifying and capitalizing on freight efficiencies, managing through tight labor markets in certain geographies, and increasing the acceptance of its private brand products.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		40 Weeks Ended		12 Weeks Ended	40 Weeks Ended
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017	October 6, 2018	October 6, 2018
Net sales	100.0	100.0	100.0	100.0	1.0	1.5
Gross profit	13.6	14.0	14.0	14.6	(2.1)	(2.8)
Selling, general and administrative expenses	12.1	12.2	12.5	12.9	0.0	(1.2)
Merger/acquisition and integration	—	0.1	0.1	0.1	(78.2)	(49.8)
Goodwill impairment	—	10.1	—	3.1	**	**
Restructuring charges and asset impairment	0.0	1.9	0.1	0.6	**	**
Operating earnings (loss)	1.4	(10.4)	1.3	(2.1)	113.8	165.7
Other income and expenses	0.4	0.3	0.4	0.3	14.8	18.7
Earnings (loss) before income taxes and discontinued operations	1.1	(10.7)	1.0	(2.4)	110.0	141.8
Income tax expense	0.1	(4.1)	0.2	(0.9)	(103.1)	(121.8)
Earnings (loss) from continuing operations	0.9	(6.6)	0.8	(1.4)	114.2	154.8
Loss from discontinued operations, net of taxes	—	—	—	—	**	**
Net earnings (loss)	0.9	(6.6)	0.8	(1.4)	114.1	154.4

Note: Certain totals do not sum due to rounding.

**   Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			40 Weeks Ended
(In thousands)	October 6, 2018	October 7, 2017	Variance	October 6, 2018	October 7, 2017	Variance
Food Distribution	$940,183	$899,151	$41,032	$3,037,096	$2,916,425	$120,671
Military	500,222	505,631	(5,409)	1,653,496	1,620,021	33,475
Retail	446,325	463,616	(17,291)	1,477,164	1,541,853	(64,689)
Total net sales	$1,886,730	$1,868,398	$18,332	$6,167,756	$6,078,299	$89,457

Net sales for the quarter ended October 6, 2018 (“third quarter”) increased $18.3 million, or 1.0%, to $1.89 billion from $1.87 billion in the quarter ended October 7, 2017 (“prior year quarter”). Net sales for the year-to-date period ended October 6, 2018 (“year-to-date period”) increased $89.5 million, or 1.5%, to $6.17 billion from $6.08 billion in the year-to-date period ended October 7, 2017 (“prior year-to-date period”). The increases were driven primarily by organic growth from existing customers in the Food Distribution segment and new business in the Military segment, which more than offset lower sales in the Retail segment and lower comparable sales at Defense Commissary Agency (“DeCA”) operated locations in the Military segment.

Food Distribution net sales, after intercompany eliminations, increased $41.0 million, or 4.6%, to $940.2 million in the third quarter from $899.2 million in the prior year quarter. Net sales for the year-to-date period increased $120.7 million, or 4.1%, from $2.92 billion in the prior year-to-date period to $3.04 billion. The third quarter and year-to-date increases were due to sales growth from existing customers, including new programs with existing customers.

Military net sales decreased $5.4 million, or 1.1%, to $500.2 million in the third quarter from $505.6 million in the prior year quarter. Net sales for the year-to-date period increased $33.5 million, or 2.1%, from $1.62 billion in the prior year-to-date period to $1.65 billion. The changes were primarily due to new commissary business in the Southwest (which was cycled early in the third quarter), and incremental volume from the private brand program, offset by lower comparable sales at the DeCA operated commissaries.

Retail net sales decreased $17.3 million, or 3.7%, to $446.3 million in the third quarter from $463.6 million in the prior year quarter. Net sales for the year-to-date period decreased $64.7 million, or 4.2%, from $1.54 billion in the prior year-to-date period to $1.48 billion. The decrease in net sales was primarily attributable to lower sales resulting from the closures and sales of retail stores and negative comparable store sales, partly offset by an increase in fuel prices. Comparable store sales, excluding fuel, were -1.9 percent for the quarter and -2.0 percent for the year-to-date period, and reflect continued strong competition within the industry. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions or relocated stores. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

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

Gross profit decreased $5.6 million, or 2.1%, to $256.1 million in the third quarter from $261.7 million in the prior year quarter. As a percent of net sales, gross profit was 13.6% compared to 14.0% in the prior year quarter. Gross profit for the year-to-date period decreased $25.1 million, or 2.8%, from $890.1 million in the prior year-to-date period to $865.0 million in the current year. As a percent of net sales, gross profit for the year-to-date period was 14.0% compared to 14.6% in the prior year-to-date period. As a percent of net sales, the third quarter and year-to-date changes in gross margin were primarily due to an increased mix of Food Distribution and Military segment sales as a percentage of the total sales combined with a change in customer mix within the Food Distribution segment, higher fees paid to pharmacy benefit managers in the Retail segment and lower procurement gains in Food Distribution.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation (to the extent not included in Cost of sales), out-bound freight and other administrative expenses.

SG&A expenses remained consistent at $228.6 million in the third quarter compared to $228.5 million in the prior year quarter, representing 12.1% of net sales in the third quarter compared to 12.2% in the prior year quarter. SG&A expenses for the year-to-date period decreased $9.0 million, or 1.2%, from $782.9 million in the prior year-to-date period to $773.8 million and decreased to 12.5% as a percentage of net sales compared to 12.9% in the prior year-to-date period. For the quarter, the decrease in the rate of sales was primarily due to the mix of business operations, lower administrative costs and lower healthcare, partially offset by increased transportation and warehousing costs within the Food Distribution and Military segments. The year-to-date decrease in the rate of sales was primarily due to the mix of business operations, partially offset by the impact of the product recall, increased transportation costs within the Military segment and certain higher operating expenses within the Retail segment.

Merger/Acquisition and Integration – Third quarter and year-to-date period results included $0.5 million and $3.5 million, respectively, and prior year quarter and year-to-date results included $2.4 million and $7.0 million, respectively, of merger/acquisition and integration expenses, mainly associated with the merger of Spartan Stores, Inc. and Nash-Finch Company and the acquisition and integration of Caito and BRT.

Restructuring Charges and Goodwill and Asset Impairment – Third quarter and year-to-date period results included charges of $0.2 million and $5.3 million, respectively, of net restructuring and asset impairment charges. These amounts include charges associated with the Company’s retail store rationalization plans, partially offset by changes in estimates of closed store liabilities in the third quarter and gains on sales of real estate in the second quarter. The prior year-to-date period included $35.6 million of asset impairment and restructuring charges, primarily in the third quarter, associated with the underlying performance of Company’s retail store base and the execution of its store rationalization program. The prior year third quarter also included a non-cash goodwill impairment charge of $189.0 million related to the Retail segment.

Operating Earnings (Loss) – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss):

	12 Weeks Ended			40 Weeks Ended
(In thousands)	October 6, 2018	October 7, 2017	Variance	October 6, 2018	October 7, 2017	Variance
Food Distribution	$19,815	$20,322	$(507)	$63,060	$68,769	$(5,709)
Military	1,508	1,111	397	6,120	4,492	1,628
Retail	5,483	(215,331)	220,814	13,192	(198,714)	211,906
Total operating earnings (loss)	$26,806	$(193,898)	$220,704	$82,372	$(125,453)	$207,825

Operating earnings increased $220.7 million, to $26.8 million in the third quarter from a $193.9 million loss in the prior year quarter. Operating earnings for the year-to-date period increased $207.8 million, to $82.4 million from a $125.5 million loss in the prior year-to-date period. The third quarter and year-to-date increases were primarily due to the goodwill impairment and higher asset impairment charges in the prior year.

Food Distribution operating earnings decreased $0.5 million, or 2.5%, to $19.8 million in the third quarter from $20.3 million in the prior year quarter. Operating earnings for the year-to-date period decreased $5.7 million, or 8.3%, to $63.1 million from $68.8 million in the prior year-to-date period. The decrease in reported operating earnings was primarily attributable to lower gross margin and higher transportation costs associated with the continued roll-out of a significant new customer program, the effects of Hurricane Florence, and lower procurement gains, partially offset by lower administrative costs and an improvement in earnings from its food processing operations. The year-to-date decrease in operating earnings was due to the impact of the voluntary product recall in the second quarter of 2018 as well as the same factors discussed for the quarter.

Military operating earnings increased $0.4 million, or 35.7%, to $1.5 million in the third quarter from $1.1 million in the prior year quarter. Operating earnings for the year-to-date period increased $1.6 million, or 36.2%, to $6.1 million from $4.5 million in the prior year-to-date period. The increase for the quarter was primarily attributable to lower acquisition costs partially offset by higher transportation and warehousing expenses as well as margin rates which were negatively affected by Hurricane Florence.  The year-to-date increase was driven by lower integration costs, sales growth and margin improvements and the gain on the sale of real estate, partially offset by higher transportation and warehousing expenses.

Retail operating earnings increased $220.8 million to $5.5 million in the third quarter from a $215.3 million loss in the prior year quarter. Operating earnings for the year-to-date period increased $211.9 million to $13.2 million from a $198.7 million loss in the prior year-to-date period. The third quarter and year-to-date increases were primarily due to the goodwill impairment, and higher asset impairment charges in the prior year. Other significant factors include the closure of underperforming stores, lower health care and depreciation expenses partially offset by lower comparable store sales and higher fees paid to pharmacy benefit managers.

Interest Expense – Interest expense increased $1.0 million, or 16.4%, to $7.1 million in the third quarter from $6.1 million in the prior year quarter. Interest expense for the year-to-date period increased $3.7 million, or 19.4%, from $19.1 million in the prior year-to-date period to $22.8 million. The increases in interest expense were primarily due to an increase in interest rates compared to the same periods in the prior year.

Income Taxes – The effective income tax rate was 11.9% and 38.2% for the third quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective income tax rate was 20.6% and 39.4%, respectively. The difference from the federal statutory rate of 21% in 2018 was primarily due to the lapse of the statute of limitations for an uncertain tax position, the Federal rate change effect on the finalization of deferred taxes for 2017 and tax credits, partially offset by state income taxes.  The difference from the federal statutory rate of 35% for 2017 was primarily due to state taxes, stock-based compensation and federal tax credits. The tax impacts of stock-based compensation are primarily generated in the first quarter due to the timing of awards and vesting schedules.

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

The Company believes that adjusted operating earnings provide a meaningful representation of its operating performance for the Company as a whole and for its operating segments. The Company considers adjusted operating earnings as an additional way to measure operating performance on an ongoing basis. Adjusted operating earnings is meant to reflect the ongoing operating performance of all of its distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature and also excludes the contributions of activities classified as discontinued operations. Because adjusted operating earnings and adjusted operating earnings by segment are performance measures that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for both management and its investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in adjusted operating earnings format.

Adjusted operating earnings is not a measure of performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as a substitute for operating earnings, cash flows from operating activities and other income or cash flow statement data. The Company’s definition of adjusted operating earnings may not be identical to similarly titled measures reported by other companies.

The retrospective adoption of ASU 2017-07 resulted in an immaterial decrease in operating earnings from the amount previously reported for the 12 and 40 weeks ended October 7, 2017.

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings for the 12 weeks and 40 weeks ended October 6, 2018 and October 7, 2017.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Operating earnings (loss)	$26,806	$(193,898)	$82,372	$(125,453)
Adjustments:
Merger/acquisition and integration	521	2,392	3,531	7,031
Restructuring charges and goodwill/asset impairment	232	224,653	5,269	225,660
Fresh Kitchen start-up costs	—	2,086	1,366	6,688
Stock compensation associated with executive retirement	—	—	—	1,172
Expenses associated with tax planning strategies	225	—	225	—
Severance associated with cost reduction initiatives	50	4	668	27
Adjusted operating earnings	$27,834	$35,237	$93,431	$115,125
Reconciliation of operating earnings (loss) to adjusted operating earnings by segment:
Food Distribution:
Operating earnings	$19,815	$20,322	$63,060	$68,769
Adjustments:
Merger/acquisition and integration	479	939	3,419	5,254
Restructuring (gains) charges and asset impairment	(68)	379	1,292	1,280
Fresh Kitchen start-up costs	—	2,086	1,366	6,688
Stock compensation associated with executive retirement	—	—	—	591
Expenses associated with tax planning strategies	116	—	116	—
Severance associated with cost reduction initiatives	66	4	517	25
Adjusted operating earnings	$20,408	$23,730	$69,770	$82,607
Military:
Operating earnings	$1,508	$1,111	$6,120	$4,492
Adjustments:
Merger/acquisition and integration	—	1,453	4	1,453
Restructuring charges (gains)	29	500	(801)	500
Stock compensation associated with executive retirement	—	—	—	147
Expenses associated with tax planning strategies	28	—	28	—
Severance associated with cost reduction initiatives	(1)	—	69	1
Adjusted operating earnings	$1,564	$3,064	$5,420	$6,593
Retail:
Operating earnings (loss)	$5,483	$(215,331)	$13,192	$(198,714)
Adjustments:
Merger/acquisition and integration	42	—	108	324
Restructuring charges and goodwill/asset impairment	271	223,774	4,778	223,880
Stock compensation associated with executive retirement	—	—	—	434
Expenses associated with tax planning strategies	81	—	81	—
Severance associated with cost reduction initiatives	(15)	—	82	1
Adjusted operating earnings	$5,862	$8,443	$18,241	$25,925

Adjusted Earnings from Continuing Operations

Adjusted earnings from continuing operations is a non-GAAP operating financial measure that the Company defines as earnings from continuing operations plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

The Company believes that adjusted earnings from continuing operations provide a meaningful representation of its operating performance for the Company. The Company considers adjusted earnings from continuing operations as an additional way to measure operating performance on an ongoing basis. Adjusted earnings from continuing operations is meant to reflect the ongoing operating performance of all of its distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and excludes the contributions of activities classified as discontinued operations. Because adjusted earnings from continuing operations is a performance measure that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for both management and its investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in adjusted earnings from continuing operations format.

Adjusted earnings from continuing operations is not a measure of performance under accounting principles generally accepted in the United States of America and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. The Company’s definition of adjusted earnings from continuing operations may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 12 weeks and 40 weeks ended October 6, 2018 and October 7, 2017.

	12 Weeks Ended
	October 6, 2018		October 7, 2017
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Earnings (loss) from continuing operations	$17,545	$0.49	$(123,452)	$(3.31)
Adjustments:
Merger/acquisition and integration	521		2,392
Restructuring charges and goodwill/asset impairment	232		224,653
Fresh Kitchen start-up costs	—		2,086
Expenses associated with tax planning strategies	225		—
Severance associated with cost reduction initiatives	50		4
Total adjustments	1,028		229,135
Income tax effect on adjustments (a)	(176)		(85,546)
Impact of Tax Cuts and Jobs Act (b)	(494)		—
Total adjustments, net of taxes	358	0.01	143,589	3.85
Adjusted earnings from continuing operations	$17,903	$0.50	$20,137	$0.54

	40 Weeks Ended
	October 6, 2018		October 7, 2017
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Earnings (loss) from continuing operations	$47,818	$1.33	$(87,327)	$(2.32)
Adjustments:
Merger/acquisition and integration	3,531		7,031
Restructuring charges and goodwill/asset impairment	5,269		225,660
Fresh Kitchen start-up costs	1,366		6,688
Expenses associated with tax planning strategies	225		—
Severance associated with cost reduction initiatives	668		27
Stock compensation associated with executive retirement	—		1,172
Total adjustments	11,059		240,578
Income tax effect on adjustments (a)	(2,564)		(89,840)
Impact of Tax Cuts and Jobs Act (b)	(494)		—
Total adjustments, net of taxes	8,001	0.22	150,738	4.01
Adjusted earnings from continuing operations	$55,819	$1.55	$63,411	$1.69
(a)	The income tax effect on adjustments is computed by applying the effective tax rate, before discrete tax items, to the total adjustments for the period.
(b)	Includes a $1.1 million tax benefit attributable to tax planning strategies related to the Tax Cuts and Jobs Act.

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

The Company believes that adjusted EBITDA provides a meaningful representation of its operating performance for the Company and for its operating segments. The Company considers adjusted EBITDA as an additional way to measure operating performance on an ongoing basis. Adjusted EBITDA is meant to reflect the ongoing operating performance of all of its distribution and retail operations; consequently, it excludes the impact of items that could be considered “non-operating” or “non-core” in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted EBITDA and adjusted EBITDA by segment are performance measures that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for both management and its investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in adjusted EBITDA format.

Adjusted EBITDA and adjusted EBITDA by segment are not measures of performance under accounting principles generally accepted in the United States of America and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. The Company’s definitions of adjusted EBITDA and adjusted EBITDA by segment may not be identical to similarly titled measures reported by other companies.

The retrospective adoption of ASU 2017-07 resulted in an immaterial decrease in EBITDA from the amount previously reported for the 12 and 40 weeks ended October 7, 2017.

Following is a reconciliation of net earnings (loss) to adjusted EBITDA for the 12 weeks and 40 weeks ended October 6, 2018 and October 7, 2017.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Net earnings (loss)	$17,465	$(123,506)	$47,580	$(87,452)
Loss from discontinued operations, net of tax	80	54	238	125
Income tax expense	2,374	(76,445)	12,381	(56,809)
Other expenses, net	6,887	5,999	22,173	18,683
Operating earnings (loss)	26,806	(193,898)	82,372	(125,453)
Adjustments:
LIFO expense	654	192	2,349	2,474
Depreciation and amortization	19,247	19,455	63,272	63,553
Merger/acquisition and integration	521	2,392	3,531	7,031
Restructuring charges and goodwill/asset impairment	232	224,653	5,269	225,660
Fresh Kitchen start-up costs	—	2,086	1,366	6,688
Stock-based compensation	773	1,102	7,040	8,593
Other non-cash charges (gains)	71	(139)	(33)	(661)
Adjusted EBITDA	$48,304	$55,843	$165,166	$187,885
Reconciliation of operating earnings (loss) to adjusted EBITDA by segment:
Food Distribution:
Operating earnings	$19,815	$20,322	$63,060	$68,769
Adjustments:
LIFO expense	245	98	929	1,361
Depreciation and amortization	7,540	6,862	24,179	22,291
Merger/acquisition and integration	479	939	3,419	5,254
Restructuring (gains) charges and asset impairment	(68)	379	1,292	1,280
Fresh Kitchen start-up costs	—	2,086	1,366	6,688
Stock-based compensation	351	488	3,318	3,999
Other non-cash charges (gains)	160	(57)	581	(11)
Adjusted EBITDA	$28,522	$31,117	$98,144	$109,631
Military:
Operating earnings	$1,508	$1,111	$6,120	$4,492
Adjustments:
LIFO expense (benefit)	146	(63)	544	329
Depreciation and amortization	2,816	2,786	9,257	8,832
Merger/acquisition and integration	—	1,453	4	1,453
Restructuring charges (gains)	29	500	(801)	500
Stock-based compensation	155	186	1,181	1,313
Other non-cash (gains) charges	(43)	1	(192)	(15)
Adjusted EBITDA	$4,611	$5,974	$16,113	$16,904
Retail:
Operating earnings (loss)	$5,483	$(215,331)	$13,192	$(198,714)
Adjustments:
LIFO expense	263	157	876	784
Depreciation and amortization	8,891	9,807	29,836	32,430
Merger/acquisition and integration	42	—	108	324
Restructuring charges and goodwill/asset impairment	271	223,774	4,778	223,880
Stock-based compensation	267	428	2,541	3,281
Other non-cash gains	(46)	(83)	(422)	(635)
Adjusted EBITDA	$15,171	$18,752	$50,909	$61,350

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	40 Weeks Ended
(In thousands)	October 6, 2018	October 7, 2017
Cash flow activities
Net cash provided by operating activities	$142,546	$71,563
Net cash used in investing activities	(45,533)	(277,156)
Net cash (used in) provided by financing activities	(91,773)	194,444
Net cash used in discontinued operations	(234)	(48)
Net increase (decrease) in cash and cash equivalents	5,006	(11,197)
Cash and cash equivalents at beginning of the period	15,667	24,351
Cash and cash equivalents at end of the period	$20,673	$13,154

Net cash provided by operating activities. Net cash provided by operating activities increased during the current year-to-date period from the prior year-to-date period by approximately $71.0 million and was primarily due to the timing of working capital requirements, particularly improvements in inventory and accounts receivable, compared to the prior year.

Net cash used in investing activities. Net cash used in investing activities decreased $231.6 million in the current year compared to the prior year primarily due to the acquisition made in the prior year.

The Food Distribution, Military and Retail segments utilized 49.9%, 4.7% and 45.4% of capital expenditures, respectively, in the current year.

Net cash (used in) provided by financing activities. Net cash used in financing activities increased $286.2 million in the current year compared to the prior year primarily due to borrowings on the revolving credit facility in the prior year to fund the acquisition and working capital, as well as increases in cash provided by operating activities which were used to pay down debt in the current year.

Net cash used in discontinued operations. Net cash used in discontinued operations contains the net cash flows of the Company’s Retail and Food Distribution discontinued operations and is primarily composed of facility maintenance expenditures.

Debt Management

Total debt, including capital lease obligations and current maturities, was $703.0 million and $750.0 million as of October 6, 2018 and December 30, 2017, respectively. The decrease in total debt was driven by principal payments in the current year due to an increase in cash provided by operations.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility which has maximum available credit of $1.0 billion. As of October 6, 2018, the senior secured revolving credit facility had outstanding borrowings of $663.4 million. Additional available borrowings under the Company’s $1.0 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $159.5 million at October 6, 2018. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $11.7 million were outstanding as of October 6, 2018. The revolving credit facility matures December 2021 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.99-to-1 at October 6, 2018 compared to 2.03-to-1 at December 30, 2017, and its investment in working capital was $510.6 million at October 6, 2018 compared to $509.7 million at December 30, 2017. Net debt to total capital ratio was 0.48-to-1 at October 6, 2018 compared to 0.50-to-1 at December 30, 2017.

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

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of October 6, 2018 and December 30, 2017.

	October 6,	December 30,
(In thousands)	2018	2017
Current maturities of long-term debt and capital lease obligations	$8,135	$9,196
Long-term debt and capital lease obligations	694,889	740,755
Total debt	703,024	749,951
Cash and cash equivalents	(20,673)	(15,667)
Total net long-term debt	$682,351	$734,284

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. At October 6, 2018, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the year-to-date period ended October 6, 2018, the Company returned $39.5 million to shareholders from dividend payments of $19.5 million and share repurchases of $20.0 million. A 9.1% increase in the quarterly dividend rate from $0.165 per share to $0.18 per share was approved by the Board of Directors and announced on March 15, 2018. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond October 6, 2018. These commitments consist primarily of operating leases and purchase commitments (as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017), standby letters of credit of $11.7 million as of October 6, 2018, and interest on long-term debt and capital lease obligations.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of October 6, 2018 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the third quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 12 week period ended October 6, 2018. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. For the third quarter of 2018, all shares purchased by SpartanNash related to shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares.

During the first quarter of 2016, the Board authorized and publicly announced a new five-year share repurchase program for $50 million of SpartanNash’s common stock. The remainder of this program was fully utilized in the first quarter of 2018. During the fourth quarter of 2017, the Board authorized an incremental, publicly announced $50 million share repurchase program, expiring in 2022. No repurchases were made under these programs during the third quarter of 2018 and $45.0 million remains available under the 2017 program.

Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
July 15 - August 11, 2018
Employee Transactions	—	$—
Repurchase Program	—	$—
August 12 - September 8, 2018
Employee Transactions	—	$—
Repurchase Program	—	$—
September 9 - October 6, 2018
Employee Transactions	1,403	$18.97
Repurchase Program	—	$—
Total for quarter ended October 6, 2018
Employee Transactions	1,403	$18.97
Repurchase Program	—	$—

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

SPARTANNASH COMPANY (Registrant)
Date: November 8, 2018	By	/s/ Mark E. Shamber
Mark E. Shamber Executive Vice President and Chief Financial Officer