Form 10-K
period 2018-12-29
SpartanNash Co
filed 2019-02-27
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2018.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Select Market on July 13, 2018 (which was the last trading day of the registrant’s second quarter in the fiscal year ended December 29, 2018) was $910,826,011.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 25, 2019 was 35,952,014, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held May 22, 2019

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

PART I

Item 1.  Business

Overview

SpartanNash Company (together with its subsidiaries, “SpartanNash” or the “Company”) is a Fortune 400 company whose core businesses include distributing grocery products to a diverse group of independent and chain retailers, its corporate owned retail stores, and military commissaries and exchanges. SpartanNash serves customer locations in all 50 United States (“U.S.”), the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Bahrain, Djibouti and Egypt. Through its Military segment, the Company is the exclusive worldwide supplier of private brand products to U.S. military commissaries. The Company’s Retail segment operates supermarkets that have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores. The Company operates three reportable business segments: Food Distribution, Military and Retail.

The Company’s fiscal year end is the Saturday closest to December 31. The following discussion is as of and for the fiscal years ending or ended December 28, 2019 ("2019"), December 29, 2018 (“2018” or “current year”), December 30, 2017 (“2017” or “prior year”) and December 31, 2016 (“2016”), all of which include 52 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

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

The Company’s differentiated business model of Food Distribution, Military and Retail operations utilizes the complementary nature of each segment and enhances the ability of the Company’s independent retailers to compete in the grocery industry long-term. The model produces operational efficiencies, helps stimulate distribution product demand, and provides sharper visibility and broader business growth options. In addition, the diversification of the Food Distribution, Military and Retail segments provides added flexibility to pursue the best long-term growth opportunities in each segment.

SpartanNash’s mission is to leverage our expertise in food distribution and retail to develop, activate and provide impactful solutions that exceed expectations for associates, customers and business partners. In addition, the Company strives to create value for the Company's shareholders, retailers, and customers. To support these objectives, the Company has the following priorities and strategies within its Food Distribution, Military, and Retail segments:

Food Distribution Segment:

•	Maximize growth opportunities by leveraging the Company’s unique combination of supply chain capabilities and retail competency to exceed the expectations of current and prospective customers.
•

Optimize and grow the supply chain network to create a highly efficient national distribution platform that provides innovative and impactful supply chain solutions for a variety of different sales channels.

•	Proactively pursue financially and strategically attractive acquisition opportunities.
•	Transform the SpartanNash fresh, fresh-prepared produce and prepared meal solutions to differentiate our offerings and increase market share.
•

Continue to elevate private brands to a best-in-class offering that matches customer needs and preferences through a selection of private brands focused on quality, value, variety, taste and convenience.

•	Capitalize on opportunities for growth and diversification in the non-traditional space by growing with the Company’s national customers and developing flexible solutions.

Military Segment:

•

Continue to support the partnership with the Defense Commissary Agency (“DeCA”) through continued expansion of its private brand initiative and overall goal of increasing business at the commissaries by offering one-stop shopping and value for military customers.

•	Grow the business through additional product offerings to DeCA and by developing a produce solution for the territories the Company serves.
•

Leverage the size and scale of the Company’s Food Distribution and Retail segments to attract additional customers to the Company’s Military platform, while leveraging the Company’s strong supply chain network.

Retail Segment:

•	Continue the expansion of the Company’s refreshed brand positioning and execute a more significant implementation in 2019, which will enhance the customer’s store experience.
•

Provide customers with high quality fresh offerings, value beyond price, affordable wellness, focus on local, indulgence and discovery in the shopping experience and social consciousness and responsibility all with a best-in-class customer experience.

•

Increase customer satisfaction and loyalty by providing quicker, more convenient shopping experiences through the continued expansion of Fast Lane, the Company’s e-commerce solution, which offers online ordering, curbside pick-up and delivery services. Invest in additional technologies that improve the customer experience.

•

Successfully integrate Martin’s Super Markets (“Martin’s”), a retailer acquired in early 2019, to leverage Martin’s existing strong brand and execution in the northern Indiana and southwest Michigan markets, while balancing the support, scale and execution strategies of the Company.

Supply Chain Network:

•	Execute innovative solutions to both meet the demands of the Company’s growing Food Distribution segment customers as well as to combat current transportation industry headwinds.
•	Leverage the Company’s competitive position, scale and financial flexibility to further grow its distribution channels through existing and new solutions.
•	Gain efficiency and productivity by leveraging one supply chain network across segments to further realize benefits from continued investments in the optimization of the supply chain network.
•

Achieve best-in-class fill rates through stronger collaboration processes with vendors and warehouse operations partners. Realize benefits through instituting a vendor and carrier compliance program and leveraging current technologies in both replenishment and inventory management.

Food Distribution Segment

The Company’s Food Distribution segment uses a multi-channel sales approach to distribute grocery products to independent retailers, national retailers, food service distributors, e-commerce providers, and the Company’s corporate owned retail stores. Total net sales from the Company’s Food Distribution segment, including sales to corporate owned retail stores that are eliminated in the consolidated financial statements, totaled approximately $4.8 billion for 2018. As of the end of 2018, the Company believes it is the fifth largest wholesale distributor, in terms of annual revenue, to supermarkets in the United States.

Customers. The Company’s Food Distribution segment supplies grocery products to a diverse group of approximately 2,100 independent retail locations with operations ranging from a single store to regional supermarket chains, food service distributors and the Company’s corporate owned retail stores. As of December 29, 2018, the Company operates in all 50 states by leveraging a platform of 19 distribution centers, as well as third party shipping partners, servicing the Food Distribution and Military segments, with the greatest sales concentration in the Midwest and South regions. This extensive geographic reach drives economies of scale and provides opportunities for independent retailers to purchase products at competitive prices in order to effectively compete in the grocery industry long-term.

Through its Food Distribution segment, the Company also services national retailers, including Dollar General. Sales to Dollar General are made to approximately 15,500 of its retail locations, with sales representing 16.4%, 14.0%, and 11.2% of consolidated net sales for 2018, 2017 and 2016, respectively. The Company’s Food Distribution customer base is diverse, and no other single customer exceeded 3% of consolidated net sales in any of the years presented.

The Company’s ten largest Food Distribution customers (excluding corporate owned retail stores) accounted for approximately 58% of total Food Distribution net sales for 2018. Approximately 85% of Food Distribution net sales for 2018 are covered under supply agreements with retailer customers.

Products. The Company’s Food Distribution segment provides a selection of approximately 60,000 stock-keeping units (SKUs) of nationally branded and private brand grocery products (see “Marketing and Merchandising – Private Brands”) and perishable food products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmacy. The product offering also includes fresh protein-based foods, prepared meals, and value-added products such as fresh-cut fruits and vegetables and prepared salads, which the Company manufactures. These product offerings, along with best in class services, allow independent retailers the opportunity to support the majority of their operations with a single supplier.

Valued-Added Services. The Company provides a comprehensive menu of valued-added services designed to assist independent retailers in becoming more profitable, efficient, competitive, and informed. The Company’s service departments are strategic partners who provide solutions when time and resources are limited for the independent customers. From real estate and site surveys to a full spectrum of merchandising and marketing solutions, independent retailers can find the support they need to effectively operate their businesses. The Company provides over 100 distinct value-added services, including the following:

● Retail Development and Consulting	● Consumer Research
● Website design	● Site development and store design
● Merchandising	● Product Reclamation
● Marketing and Advertising Solutions	● Inventory Support
● Shelf Management and Planograms	● Category Management
● Accounting, Payroll and Tax Preparation	● Customer Service and Order Entry
● Food Safety and Environmental Health	● Pharmacy Retail and Procurement Services
● Asset Protection	● Retail Pricing
● Supply Solutions	● Associate Training
● E- Commerce	● Information Services and Technology Solutions

Military Segment

The Company’s Military segment contracts with manufacturers and brokers to distribute a wide variety of grocery products, including dry groceries, beverages, meat, and frozen foods, primarily to U.S. military commissaries and exchanges. The Company’s Military segment, together with its partner, Coastal Pacific Food Distributors (“CPFD”), represents the only delivery solution to service DeCA worldwide.

DeCA operates a chain of 237 commissaries on U.S. military installations across the world that sells approximately $4.6 billion of grocery products annually. The Company distributes grocery products to 160 military commissaries and over 450 exchanges located in 39 states across the United States and the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Bahrain, Djibouti and Egypt. The Company’s distribution centers are strategically located among the largest concentration of military bases in the areas the Company serves and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges.

The Company is also the DeCA exclusive worldwide supplier of private brand grocery and related products to all U.S. military commissaries and exchanges. In accordance with its contract with DeCA, the Company procures the grocery and related products from various manufacturers and upon receiving customer orders from DeCA either delivers the products to the U.S. military commissaries itself or engages CPFD to deliver the products on its behalf. There are over 700 SKUs of private brand products currently in the DeCA system as of December 29, 2018, and the Company anticipates up to 1,000 SKUs will be active within the program by the end of 2019.

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

As of December 29, 2018, the Company has approximately 250 distribution contracts representing approximately 600 manufacturers that supply products to the DeCA commissary system and various exchange systems. Generally, larger contracts or those subject to a request-for-proposal process have definitive durations, whereas smaller contracts generally have indefinite terms; and all contract types allow for termination by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify which commissaries and exchanges to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements, and pricing and payment terms. The Company’s ten largest manufacturer customers represented approximately 44.9% of the Company’s Military segment sales for 2018.

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

After the Company ships a particular manufacturer’s products to commissaries in response to an order from DeCA, the Company invoices the manufacturer for the product price plus a drayage fee that is typically based on a percentage of the purchase price. In some instances, invoices may be based on a dollar amount per case or per pound of product sold. The Company’s order handling and invoicing activities are facilitated by its procurement and billing systems developed specifically for the Military business, which address the unique aspects of its business, and provide the Company’s manufacturer customers with a web-based, interactive means of accessing critical order, inventory and delivery information.

Retail Segment

As of December 29, 2018, the Company operates 139 corporate owned retail stores in eight states, predominantly in the Midwest, primarily under the banners of Family Fare Supermarkets, D&W Fresh Market, VG’s Grocery, Dan’s Supermarket and Family Fresh Market. With the acquisition of Martin’s on December 31, 2018, the Company now operates an additional 21 corporate owned retail stores in northern Indiana and southwestern Michigan. Retail banners and numbers of stores are more fully detailed in Item 2, “Properties,” of this report. The Company’s corporate owned retail stores range in size from approximately 14,000 to 90,000 total square feet, or on average, approximately 41,000 total square feet per store.

The Company’s neighborhood market strategy distinguishes its corporate owned retail stores from supercenters and limited assortment stores by focusing on value beyond price, affordable wellness, commitment to local products, indulgence and discovery in the shopping experience and caring for the community and environment. The Company’s strategy is also focused on increasing customer satisfaction through quality service and convenience. Through the Company’s e-commerce solution, Fast Lane, as well as other third party providers, the Company offers online grocery shopping and curbside pickup or delivery at 83 of its corporate owned retail locations.

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

As of December 29, 2018, the Company offers pharmacy services in 82 of its corporate owned retail stores (of which 72 of the pharmacies are owned) and operates one free-standing pharmacy location. The Company believes the pharmacy service offering in its corporate owned retail stores is an important part of the consumer experience. In its Michigan pharmacies and a number of its pharmacies in Minnesota and Nebraska, the Company offers free medications (antibiotics, diabetic medications and prenatal vitamins) along with low cost generic drugs, and meal planning solutions for preventative health and education for its customers.

As of December 29, 2018, the Company operates 29 fuel centers primarily at its corporate owned retail stores operating predominantly under the banners Family Fare Quick Stop and D&W Quick Stop. These fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of popular consumable products. The Company’s prototypical Quick Stop stores are approximately 1,100 square feet in size.

The following chart details the changes in the number of corporate owned retail stores over the last five fiscal years:

	2014	2015	2016	2017	2018
Number of stores at beginning of year	172	162	163	157	145
Stores acquired or constructed during year	1	7	—	—	—
Stores closed or sold during year	11	6	6	12	6
Number of stores at end of year	162	163	157	145	139

During 2018, the Company completed five remodels. The Company expects to continue making targeted capital investments during 2019 in connection with its retail brand positioning initiative. Where opportunities arise, the Company may open new retail and fuel center locations or enter into partnerships with existing fuel center operations. The Company will continue to evaluate its store base and may close or sell stores in 2019 in line with its store rationalization initiatives.

In the first quarter of 2019 the Company acquired Martin’s, a leading family-owned and operated Midwest independent supermarket chain. This acquisition expanded the Company’s corporate retail footprint into the adjacent regions of northern Indiana and southwestern Michigan. Martin’s was previously a Food Distribution segment customer of the Company, and SpartanNash’s and Martin’s merchandising, marketing, and operations teams have a history of working collaboratively on many business improvement projects.

Supply Chain Network

The Company continues to integrate its supply chain organization to optimize the network, increase asset utilization and leverage programs that will drive more value for its retailers, customers, and shareholders. The Company continually reviews the optimization of its network and, through doing so, has expanded Food Distribution operations in select facilities which were previously dedicated solely to the Military segment.

The Company’s distribution network is composed of 19 distribution centers, which are utilized to service the Food Distribution and Military segments. The distribution centers provide for approximately 8.6 million total square feet of warehouse space. The Company has new and ongoing initiatives to improve the efficiency of its supply chain through innovation, investments in technology and automation.

The Company operates a fleet with over 500 over-the-road tractors, 450 dry vans, and 1,000 refrigerated trailers and has begun adding a fleet of multi-temperature straight trucks to improve its delivery performance to its growing number of smaller format store customers. Through routing optimization systems, the Company carefully manages the more than 64 million miles driven by its fleet and third-party carriers annually servicing military commissaries, exchanges, independent retailers, national retailers and corporate owned retail stores.

Reporting Segment Financial Data and Products

Refer to the segment information in the notes to consolidated financial statements for additional information about the Company’s sales by type of similar products and services. All of the Company’s sales and assets are in the United States of America. Consolidated net sales include the net sales of its Food Distribution segment, which exclude sales to corporate owned retail stores, the net sales of its Military segment, and the net sales of its corporate owned retail stores and fuel centers in its Retail segment.

Discontinued Operations

Certain of the Company’s Food Distribution and Retail segment operations have been recorded as discontinued operations. Discontinued operations consist of certain locations that have been closed or sold.

Marketing and Merchandising

General. The Company continues to align its marketing and merchandising strategies with current consumer behaviors by delivering initiatives centered on personalization, value beyond price, affordable wellness, local focus, indulgence and discovery and social responsibility – all designed to enhance the shopping experience. During 2018, the Company continued to refresh its brand positioning for Family Fare, its primary retail banner, to incorporate these areas of focus and respond to evolving customer needs. These strategies seek to use consumer data and insights to deliver products, promotions, content and experiences to satisfy the consumer’s needs.

The Company believes that data from its “yes”™ loyalty program gives it competitive insight into consumer shopping behavior. This gives the Company the flexibility to adapt to rapidly changing conditions by making tactical and more effective adjustments to its marketing and merchandising programs. As investments are made to remodel and/or rebanner various stores, the Company continues to roll out the “yes”™ program to expand its knowledge of its customers and to provide its loyalty rewards in additional markets. During fiscal 2019, the Company will also begin using artificial intelligence to develop and optimize its weekly circular.

The Company has been building tools and capabilities to enable relevant, personalized content across its marketing channels and focusing on expanding its digital, social and mobile capabilities. Mobile apps specific to each retail banner, provide consumers with the ability to view store ads, create shopping lists, shop via Fast Lane, clip coupons, and join virtual shopping clubs from their mobile device. The Company also piloted a mobile self-checkout application, and expanded its e-commerce platform. These enhancements will help the Company build longer-term customer loyalty through convenience and value, maintain efficient marketing spend and increase return on investment, improve its sales growth opportunities, and further strengthen its business position. As the Company continues to build these capabilities, along with its other strategies, the Company will continue to share its marketing and merchandising learnings and best practices across its independent customer base within the Food Distribution segment.

In addition to sharing the expertise gained in its Retail operations, the Company differentiates itself from its competitors by offering a full set of value-added support services to its Food Distribution customers. These services, which are further described above, help the independent retailers to operate and compete effectively, and many of them are not offered by the Company’s competition.

As the Company works to better differentiate its Retail stores and implement its refreshed brand positioning, the Company is selectively adding products and services to better meet customers’ changing needs. For instance, the Company is adding full service meat and seafood departments which include many items handmade in store, and has added produce preparation services, smokehouses, expanded beer and wine selections, and other offerings to enhance the customers’ experience. The Company has been refreshing its in-store messaging and décor. Signage and displays are being updated in departments such as pet products, laundry, and snacks in order to improve foot traffic in these aisles and drive sales. The Company continues to add fuel centers and Starbucks or Caribou Coffee shops in certain corporate owned retail stores, and also provides consumers with fuel purchase discounts at fuel centers through its corporate owned retail stores or by partnering with third party fuel centers.

As consumers increasingly emphasize affordable wellness, the Company believes that it can be a provider and resource for products and services that will support their needs. In 2018, the Company expanded its offerings and partnerships and undertook the following key initiatives. First, the Company continued to expand its “Living Well” product offerings through in-line merchandising concepts. Second, the Company established partnerships with health systems and providers to provide wellness specialist-led store tours to help educate consumers to make healthier food choices. Third, the Company increased its retail product offering and assortment for organic, gluten-free, meat-free, non-GMO products and other healthier food options. Finally, the Company offers a best in class pharmacy program, including low cost generics and free diabetic and prenatal prescriptions.

In support of its commitment to local products and caring for the community and environment, the Company is proud to work with local farmers and vendors to provide locally grown produce and products in many of its stores. The Company offers a significant selection of local products in many of its stores, well in excess of most of its competitors’ offerings. In some of its stores, the Company collects items from customers for recycling, and the Company has been recognized as a best-in-class recycler of its own waste. Also, in an effort to reduce costs and reduce its environmental footprint, the Company has many initiatives to reduce energy usage, including the installation of energy efficient lighting and refrigeration in its stores.

Private Brands. SpartanNash provides a best-in-class private brand program, offering a full line of proprietary and licensed private brands in its corporate owned retail stores and its independent retailer customers, as well as partnering with DeCA in the design and launch of its private brand program. SpartanNash believes that its private brand offerings are some of its most valuable strategic assets, demonstrated through customer loyalty and profitability. The Company continues to invest in improvements to its private brands by offering quality, value, and assortment, and believes the success of its private brands to be of vital importance. The Company’s products have been frequently recognized for excellence in packaging design and product development.

The Company continues to enhance its private brand programs for both independent customers and corporate owned retail stores, and in 2018, completed the launch of its Our Family® private brand into its Michigan stores. The transition from the Spartan™ brand to Our Family® provides the Company with a company-wide, national brand equivalent or better quality program, while allowing the Company to streamline its supply chain to deliver a larger variety of product offerings at a lower cost to consumers. Additionally, Eternal Oceans™ was launched as the Company’s sustainability initiative for seafood within the Open Acres™ brand. SpartanNash also launched a product declaration “free from” initiative, with a goal of assigning brand specific bullets alerting consumers of certain undesirable ingredients that have been eliminated from products, creating a “cleaner” product offering. The Company expects this program to continue and become core to the Company’s product development principles in all future development. The Company plans to introduce approximately 350 additional new items in 2019 throughout its private brand portfolio.

SpartanNash currently markets and distributes private brand items primarily under the following brands: Our Family® (national brand equivalent or better grocery products); Open Acres™ (fresh products); Top Care (health and beauty care); Tippy Toes (baby); Full Circle™ (organic and wellness); Culinary Tours™ (premium quality foods); PAWS Premium (pet supplies); Valu Time (value) Simply Done (non-food products); and Pure Harmony (premium pet food). SpartanNash is also the exclusive worldwide distributor of DeCA’s private brands, Freedom’s Choice® and Home Base®.

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

The Food Distribution segment competes directly with a number of traditional and specialty grocery wholesalers and retailers that maintain or develop self-distribution systems for the business of independent grocery retailers. In addition, the Company’s independent customers face intense competition from supercenters, deep discounters, mass merchandisers, limited assortment stores, and e-commerce providers. The Company partners with its customers to help them compete effectively. The primary competitive factors in the Food Distribution business include price, service level, product quality, variety and other value-added services.

The Company is one of fewer than five distributors in the United States with annual sales to the DeCA commissary system in excess of $100 million that distributes products via the frequent delivery system. The remaining distributors that supply DeCA tend to be smaller regional and local providers. In addition, manufacturers contract with others to deliver certain products, such as baking supplies, produce, delicatessen items, soft drinks and snack items, directly to DeCA commissaries and service exchanges. Because of the low margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic area(s) a distributor serves. As a result, no single distributor in this industry, by itself, has a nationwide presence. Rather, distributors generally concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently. In addition, distributors that operate larger non-military specific distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing distribution centers. The Company believes the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers. The Company believes its competitive position is strong with respect to all of these factors within the geographic areas where it competes. Despite the ongoing commissary sales challenges, the Company has been working diligently to realize opportunities and has expanded vendor relationships to new military bases and continues to roll out DeCA’s private brand product offerings. The Company believes that the private brand offering, when fully executed, will help drive more traffic and business into the commissaries as a whole. By providing a combination of national and private brand products, the commissaries are offering one-stop shopping for military consumers, which should benefit all of the constituents of the DeCA system.

The principal competitive factors in the Retail business include the location and image of the store; the price, quality and variety of the fresh offering; and the quality, convenience and consistency of service. In addition to competing with traditional grocery stores, the Company competes with supercenters, deep discounters, mass merchandisers, limited assortment stores, and e-commerce providers. The Company believes it has developed and implemented strategies and processes that allow it to be competitive in its Retail segment by providing convenience, customer experience, and the assortment consumers demand. The Company monitors planned competitive store openings and uses established proactive strategies to respond to new competition both before and after competitive store openings. Strategies to react to competition vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, seven competitor supercenters opened in geographic areas in which the Company currently operates corporate owned retail stores and one additional opening is expected to occur during 2019. As a result of these openings, the Company believes the majority of its supermarkets compete with one or more supercenters. The Company has continued to respond to growing competition from online and non-traditional retailers by adding options and services such as online ordering, curbside pick-up, and home delivery.

Seasonality

In certain geographic areas, the Company’s sales and operating performance for each reportable segment varies with seasonality. Many stores are dependent on tourism, and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

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

Technology

In 2018, the Company focused on the continued standardization of its supply chain systems, enhancing the manufacturing systems in its food processing operations and enhancement of the consumer digital presence in its corporate retail stores and technology solutions to support its growth with large customers. Additionally, there have been many projects to expand and update technologies in support of various business and operational needs, as detailed in the sections below.

Supply Chain. During 2018, the Company commenced an initiative to standardize the order management system for the Food Distribution business, which included the areas of inventory management, distribution pricing and invoicing system. The Company also began the installation of a new forecasting system for the Food Distribution business. The company also completed the implementation of the first phase of converting the Company’s independent customers to a new Business-to-Business technology.

Retail Systems. The Company expanded e-commerce solutions through the continued growth of Fast Lane, a curbside pick-up and delivery service available in its corporate owned retail stores. All locations feature curbside pickup and delivery is available in several markets. The Company released major upgrades to its consumer web and mobile applications in 2018 and continued to enhance these systems throughout the year. The Company completed the installation of a new computer-assisted ordering system for all stores in the Michigan region. This technology will be installed in all of the Company’s remaining retail locations in 2019. The Company also began a pilot program for a scan and bag application, which will enable customers to check out from their smart phone while they shop. Finally, the Company upgraded hardware to support Chip-and-PIN functionality in all retail fuel locations.

Manufacturing Systems. During 2018 the Company installed a manufacturing system in one of its food processing areas. The system installation in the remaining food processing area will be completed in 2019. The Company installed a quality control tracking system for use in its food processing and private brand operations which will supplement the Company’s food safety efforts.

Administrative Systems and Infrastructure. The company began the process of upgrading its financial systems and enhancing its human resource systems in 2018. The Company installed additional upgrades to its infrastructure in its primary and back up data centers to improve storage capacity, performance and flexibility for disaster recovery and non-stop processing.

Associates

As of December 29, 2018, the Company employs approximately 14,000 associates, 8,800 on a full-time basis and 5,200 on a part-time basis. Approximately 1,300 associates, or 9% of the total workforce, were represented by unions under collective bargaining agreements. The collective bargaining agreements covering these associates will expire between April 2019 and January 2022 or have been extended on their own terms and have a contemplated expiration date in February 2022. The Company successfully completed negotiations with union members of the collective bargaining agreement in the Lima distribution center in early 2019. The Company considers its relations with its union and non-union associates to be good and has not had any material work stoppages in over twenty years.

Regulation

The Company is subject to federal, state and local laws and regulations concerning the conduct of its business, including those pertaining to the workforce and the purchase, handling, sale and transportation of its products. Many of the Company’s products are subject to federal Food and Drug Administration (“FDA”) and United States Department of Agriculture (“USDA) regulation. The Company believes that it is in compliance, in all material respects, with the FDA, USDA and other federal, state and local laws and regulations governing its businesses.

Forward-Looking Statements

The matters discussed in this Item 1 include forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Available Information

SpartanNash’s web address is www.spartannash.com. The inclusion of the Company’s web address in this Form 10-K does not include or incorporate by reference the information on or accessible through the Company’s website, and the information contained on or accessible through those websites should not be considered as part of this Form 10-K. The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 available on the Company’s website as soon as reasonably practicable after the Company electronically files or furnishes such materials with the SEC. Interested persons can view such materials without charge by clicking on “For Investors” and then “SEC Filings” on the Company’s website. SpartanNash is a “large accelerated filer” within the meaning of Rule 12b-2 under the Securities Exchange Act.

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

The Company may not be able to realize profitability from its Fresh Kitchen operations and may incur significant costs to support and onboard new business.

As part of the 2017 Caito Foods Service, Inc. (“Caito”) and Blue Ribbon Transport, Inc. (“BRT”) acquisition, the Company acquired a fresh cut and a new Fresh Kitchen facility that, at the time of acquisition, was in the process of being constructed. The Fresh Kitchen had no history of operations, and the Company has experienced delays in achieving efficient levels of production volume and realizing the sales pipeline. The Company expects that the Fresh Kitchen will not be profitable in the short-term, and there is no guarantee it will be profitable in the long-term. The Company continues to make investments of resources to support these businesses, which may result in significant ongoing operating expenses and may divert resources and management attention from other areas of the organization. If the Company fails to successfully integrate this business and develop new sales opportunities, it may not realize the benefits expected from the transaction and it may not perform to expectations.

The private brand program for U.S. military commissaries may not achieve the desired results.

In December 2016, the Defense Commissary Agency (“DeCA” or “the Agency”), which operates U.S. military commissaries worldwide, competitively awarded the Company the contract to support and supply products for the Agency’s private brand product program. Private brand products had not previously been offered in the Agency’s commissaries. Throughout the implementation and first two years of the program, the Company has invested and will continue to invest significant resources as it partners with DeCA to continue to expand the program, however there is no guarantee of its success. The Company expects that DeCA will face significant competition in each product category from national brands that are familiar to consumers. If the Agency is unable to drive traffic and business at the commissaries by offering one-stop shopping for military customers through a combination of both national and private brand offerings, then both DeCA and the Company may be unable to achieve expected returns from this program, which could have a material adverse effect on the Company’s business. The success of the program will depend in part on factors beyond the Company’s control, including the actions of the Agency.

The Company may not be able to implement its strategy of growth through acquisitions or successfully integrate acquired businesses.

Part of the Company’s growth strategy involves selected acquisitions of additional distribution operations, and to a lesser extent, retail grocery stores. Given the recent consolidation activity and limited number of potential acquisition targets within the food industry, the Company may not be able to identify suitable targets for acquisition and may make acquisitions which do not achieve the desired level of profitability or sales. Additionally, because the Company operates in the Food Distribution business, future acquisitions of retail grocery stores could result in the Company competing with its independent retailers and could adversely affect existing business relationships with those customers. As a result, the Company may not be able to identify suitable acquisition candidates in the future, complete acquisitions or obtain the necessary financing and this may adversely affect the Company’s ability to grow profitably. If the Company fails to successfully integrate business acquisitions and realize planned synergies, the business may not perform to expectations.

Substantial operating losses may occur if the customers to whom the Company extends credit or for whom the Company guarantees loans or lease obligations fail to repay the Company.

From time to time, the Company may advance funds, extend credit and lend money to certain independent retailers and guarantee loan or lease obligations of certain customers. The Company seeks to obtain security interest and other credit support in connection with these arrangements, but the collateral may not be sufficient to cover the Company’s exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements could negatively and materially impact the Company’s operating results and financial condition.

Changes in relationships with the Company’s vendor base may adversely affect its business, margins, and profitability.

The Company sources the products it sells from a wide variety of vendors. The Company generally does not have long-term written contracts with its major suppliers that would require them to continue supplying merchandise. The Company depends on its vendors for appropriate allocation of merchandise, assortments of products, operation of vendor-focused shopping experiences within its stores, and funding for various forms of promotional allowances. There has been significant consolidation in the food industry, and this consolidation may continue to the Company’s commercial disadvantage. Such changes could have a material adverse impact on the Company’s revenues and profitability.

Disruptions to the Company’s information technology systems, including security breaches and cyber-attacks, could negatively affect the Company’s business.

The Company has complex information technology (“IT”) systems that are important to its business operations. It also employs mobile devices, social networking and other online activities to connect with customers, associates, suppliers, and business partners. The Company receives, transmits, and stores many types of sensitive information, including consumers’ personal information, information belonging to vendors, business partners, and other third parties, and the Company’s proprietary, confidential, or sensitive information. As a result, the Company faces risks of security breaches, system disruption, theft, espionage, inadvertent release of information, and other technology-related disruptions. The Company could incur significant losses due to any such event.

Although the Company has implemented security programs and disaster recovery facilities and procedures, cyber threats evolve rapidly and are becoming more sophisticated. Despite the Company’s efforts to secure its information and systems, cyber attackers may defeat the security measures and compromise the personal information of consumers, vendors, business partners, associates and other sensitive information. Associate error, faulty password management or other problems may compromise the security measures and result in a breach of the Company’s information systems, systems disruptions, data theft or other criminal activity. This could result in a loss of sales or profits or cause the Company to incur significant costs to restore its systems or to reimburse third parties for damages.

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

Recent low levels of unemployment have made it increasingly difficult to attract and retain qualified associates and have caused upward pressure on wages. If the Company is unable to attract and retain quality associates to meet its needs, the Company could be required to increase its compensation offering, reduce staffing below optimal levels, or rely more on higher-cost third-party providers, which could adversely affect the Company’s profitability and growth. The Company’s success depends to a significant degree upon the continued contributions of senior management. The loss of any key member of the Company’s management team may prevent it from implementing its business plans in a timely manner. The Company cannot assure that successors of comparable ability will be identified and appointed and that the Company’s business will not be adversely affected.

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

The Company faces risks related to the safety of the food products that it manufactures, distributes, and sells. It may need to recall such products for actual or alleged contamination, adulteration, mislabeling, or other safety concerns. The Company’s acquisition of Caito has expanded its food production capabilities and ability to offer fresh fruits and vegetables, fresh protein-based foods and complete meals. These products, and other food products that the Company sells, are at risk of contamination by disease-causing organisms such as Salmonella, E. coli, and others. These pathogens are generally found in nature, and as a result, there is a risk that they could be present in the products manufactured, distributed or sold by the Company. The Company typically has little control over proper food handling before the Company’s receipt of the product or once the product has been delivered to customers. Contamination risks may be controlled, although not eliminated, by good manufacturing practices and food safety programs. Recall costs can be material. A widespread product recall could result in significant losses due to the administrative costs of a recall, the destruction of inventory, and lost sales. Recalls and other food safety concerns can also result in product liability claims, adverse publicity, damage to the Company’s reputation, and a loss of confidence in the safety and quality of its products. Customers may avoid purchasing certain products from the Company, or to seek alternative sources of supply for some or all of their food needs, even if the basis for concern is outside of the Company’s control. Any loss of confidence on the part of the Company’s customers would be difficult and costly to overcome. Any real or perceived issue regarding the safety of any food or drug items sold by the Company, regardless of the cause, could have a substantial and adverse effect on the Company’s business.

A number of the Company’s associates are covered by collective bargaining agreements, and unions may attempt to organize additional associates.

Approximately 36% and 14% of the Company’s associates in its Food Distribution and Military business segments, respectively, are covered by collective bargaining agreements (“CBAs”) which expire between April 2019 and January 2022 or which the Company is in the process of negotiating and have a contemplated expiration date of February 2022. The Company expects that rising healthcare, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation with the labor unions. Upon the expiration of the Company’s CBAs, work stoppages by the affected workers could occur if the Company is unable to negotiate an acceptable contract with the labor unions. This could significantly disrupt the Company’s operations. Further, if the Company is unable to control healthcare and pension costs provided for in the CBAs, the Company may experience increased operating costs and an adverse impact on future results of operations.

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

The Company contributes to the Central States Southeast and Southwest Pension Fund (the “Central States Plan” or the “Plan”), a multi-employer pension plan, based on obligations arising from its CBAs with Teamsters locals 406 and 908. SpartanNash does not administer or control this Plan, and the Company has relatively little control over the level of contributions the Company is required to make. Currently, the Central States Plan is underfunded and in critical and declining status, and as a result, contributions are scheduled to increase. The Company expects that contributions to this Plan will be subject to further increases. Benefit levels and related issues will continue to create collective bargaining challenges. The amount of any increase or decrease in its required contributions to this Plan will depend upon the outcome of collective bargaining, the actions taken by the trustees who manage the Plan, governmental regulations, actual return on investment of Plan assets, the continued viability and contributions of other contributing employers, and the potential payment of withdrawal liability should the Company choose to exit a geographic area, among other factors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table lists the locations and approximate square footage of the Company’s distribution centers used by its Food Distribution and Military segments as of December 29, 2018. The lease expiration dates for the distribution centers primarily servicing the Food Distribution segment range from November 2019 to February 2021, and for the Military segment range from October 2023 to November 2029. The Company believes that these facilities are generally well maintained and in good operating condition, have sufficient capacity, and are suitable and adequate to carry on its business for each of these segments.

Distribution Centers
	Square Footage
Location	Leased	Owned	Total
Grand Rapids, Michigan (a)	77,000	1,179,582	1,256,582
Norfolk, Virginia (b)	188,093	545,073	733,166
Omaha, Nebraska (a)	4,384	686,783	691,167
Bellefontaine, Ohio (a)	—	666,045	666,045
Oklahoma City, Oklahoma (b)	—	608,543	608,543
Columbus, Georgia (c)	478,702	—	478,702
Lima, Ohio (a)	—	517,552	517,552
Bloomington, Indiana (b)	—	471,277	471,277
San Antonio, Texas (c)	—	461,544	461,544
St. Cloud, Minnesota (a)	40,319	329,046	369,365
Lumberton, North Carolina (a)	386,129	—	386,129
Landover, Maryland (b)	368,088	—	368,088
Pensacola, Florida (b)	—	355,900	355,900
Indianapolis, Indiana (a) (d)	—	273,078	273,078
Fargo, North Dakota (a)	—	288,824	288,824
Sioux Falls, South Dakota (a)	79,300	196,114	275,414
Bluefield, Virginia (a)	—	187,531	187,531
Minot, North Dakota (a)	—	185,250	185,250
Lakeland, Florida (a)	—	42,125	42,125
Total Square Footage	1,622,015	6,994,267	8,616,282
(a)	Distribution center services the Food Distribution segment.
(b)	Distribution center services the Military segment.
(c)

Distribution center services both the Food Distribution and Military segments. Based on utilization estimates at December 29, 2018, the Food Distribution segment utilizes 36,000 square feet and 33,365 square feet at the San Antonio and Columbus distribution centers, respectively. Also, the Columbus location requires periodic lease payments to the holder of the outstanding industrial revenue bond, which is held by the Company. Upon expiration of the lease terms, the Company will take title to the property upon redemption of the bond.

(d)	Distribution center includes vertically-integrated food processing operations at this location, including the Company’s Fresh Kitchen.

The following table lists the Company’s retail stores, including the adjacent fuel centers of the related stores, by retail banner, number of stores, location and approximate square footage under each banner as of December 29, 2018.

Retail Segment
		Leased		Owned		Total
		Number	Square	Number	Square	Number	Square
Grocery Store Retail Banner	Location(s)	of Stores	Feet	of Stores	Feet	of Stores	Feet
Family Fare Supermarkets	Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Iowa	76	3,256,655	10	511,424	86	3,768,079
D&W Fresh Market	Michigan	9	440,178	2	84,458	11	524,636
VG’s Grocery	Michigan	8	363,117	1	37,223	9	400,340
Family Fresh Market	Minnesota, Nebraska, Wisconsin	1	32,650	5	247,223	6	279,873
Dan's Supermarket	North Dakota	5	264,077	—	—	5	264,077
Econofoods	Minnesota, Wisconsin	1	23,500	1	16,563	2	40,063
Sun Mart Foods	Minnesota, Nebraska	1	31,733	4	93,824	5	125,557
Valu Land	Michigan	5	112,908	—	—	5	112,908
Supermercado Nuestra Familia	Nebraska	1	22,540	2	83,279	3	105,819
No Frills Supermarkets	Iowa, Nebraska	3	61,060	—	—	3	61,060
Forest Hills Foods	Michigan	1	50,791	—	—	1	50,791
Pick ‘n Save	Ohio	1	45,608	—	—	1	45,608
Dillonvale IGA	Ohio	1	25,627	—	—	1	25,627
Fresh City Market	Wisconsin	1	21,470	—	—	1	21,470
Total		114	4,751,914	25	1,073,994	139	5,825,908

The Company also owns one fuel center that is not reflected in the retail square footage above: a Family Fare Quick Stop in Michigan that is not included with a corporate owned retail store but is adjacent to the Company’s corporate headquarters. Also not reflected in the retail square footage above is one stand-alone pharmacy located in Clear Lake, Iowa. On December 31, 2018, the Company acquired Martin’s, which is a chain of 21 stores located in Indiana and Michigan totaling 1.3 million square feet, of which 0.8 million is leased.

The Company’s service centers are located in Grand Rapids, Michigan; Minneapolis, Minnesota; Norfolk, Virginia; and Indianapolis, Indiana; consisting of office space of approximately 275,851 square feet in Company-owned buildings and 33,000 square feet in leased facilities. The Company also leases two additional off-site storage facilities consisting of approximately 50,300 square feet. The Company owns and leases to independent retailers seven stores totaling approximately 370,000 square feet and owns and leases to third parties one warehouse of approximately 400,000 square feet and office space totaling 89,000 square feet.

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

Not Applicable.

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

Stock sale prices are based on transactions reported on the NASDAQ Global Select Market. Information on quarterly high and low sales prices for SpartanNash common stock for each of the last two fiscal years is as follows:

	2018
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	52 Weeks	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Common stock price – High	$27.37	$21.82	$26.18	$26.85	$27.37
Common stock price – Low	16.32	16.32	18.91	17.05	16.55

	2017
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Common stock price – High	$40.33	$26.99	$27.74	$37.80	$40.33
Common stock price – Low	19.85	19.85	23.26	25.08	31.54

At February 25, 2019, there were approximately 1,300 shareholders of record of SpartanNash common stock. The Company has paid a quarterly cash dividend every quarter since the fourth quarter of fiscal 2006.

The table below outlines quarterly dividends paid on SpartanNash common stock in each of the last three years:

Dividend per
Effective Quarter	common share
1st through 4th quarters of 2016	$0.150
1st through 4th quarters of 2017	0.165
1st through 4th quarters of 2018	0.180

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

Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors (the “Board”) to declare future dividends. Each future dividend will be considered and declared by the Board at its discretion. Whether the Board continues to declare dividends and repurchase shares depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows, and compliance with the terms of its credit facilities.  During the first quarter of 2016, the Board authorized a five-year share repurchase program for $50 million of SpartanNash’s common stock. During the fourth quarter of 2017, the Board authorized an incremental $50 million share repurchase program expiring in 2022. As of December 29, 2018, $45.0 million remains available to be repurchased.

During 2018, 2017 and 2016, the Company repurchased 952,108, 1,367,432, and 396,030 shares of common stock for approximately $20.0 million, $35.0 million, and $9.0 million, respectively. The Company did not repurchase any shares during the fourth quarter of 2018.

The equity compensation plans table in Part III, Item 12 of this report is herein incorporated by reference.

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on SpartanNash common stock to that of the Russell 2000 Total Return Index and the NASDAQ Retail Trade Index, over a period beginning December 28, 2013 and ending on December 29, 2018.

Cumulative total return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

The dollar values for total shareholder return plotted above are shown in the table below:

	December 28,	January 3,	January 2,	December 31,	December 30,	December 29,
	2013	2015	2016	2016	2017	2018
SpartanNash	$100.00	$111.14	$95.12	$177.20	$122.50	$80.38
Russell 2000 Total Return Index	100.00	104.62	100.49	121.91	139.76	123.38
NASDAQ Retail Trade	100.00	111.11	116.16	117.49	124.98	124.47

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

Item 6.  Selected Financial Data

The following table provides selected historical consolidated financial information of SpartanNash for each of the five years ended January 3, 2015 through December 29, 2018, all of which were 52-week years with the exception of 2014 which was a 53-week year.

	Year Ended
(In thousands, except per share data)	2018	2017	2016	2015	2014
Statements of Operations Data:
Net sales (a)	$8,064,552	$7,963,799	$7,561,084	$7,527,695	$7,805,931
Gross profit	1,110,406	1,144,909	1,111,494	1,115,682	1,156,074
Selling, general and administrative expenses (b)	997,411	1,015,024	963,235	975,833	1,020,000
Merger/acquisition and integration	4,937	8,101	6,959	8,433	12,675
Restructuring, goodwill/asset impairment and other charges (c)	37,546	228,459	32,116	8,802	6,166
Operating earnings (loss)	70,512	(106,675)	109,184	122,614	117,233
Earnings (loss) before income taxes and discontinued operations	40,698	(131,644)	89,963	100,259	90,449
Income tax expense (benefit) (d)	6,907	(79,027)	32,907	37,093	31,329
Earnings (loss) from continuing operations	33,791	(52,617)	57,056	63,166	59,120
Net earnings (loss)	$33,572	$(52,845)	$56,828	$62,710	$58,596
Diluted earnings (loss) from continuing operations per share	0.94	(1.41)	1.52	1.67	1.57
Diluted earnings (loss) per share	0.93	(1.41)	1.51	1.66	1.55
Cash dividends declared per share	0.72	0.66	0.60	0.54	0.48
Balance Sheet Data:
Total assets (e)	$1,971,912	$2,055,797	$1,930,336	$1,917,263	$1,923,455
Property and equipment, net	579,060	600,240	559,722	583,698	597,150
Working capital (f)	524,645	509,705	387,507	396,263	455,694
Long-term debt and capital lease obligations (e) (f)	679,797	740,755	413,675	467,793	541,683
Shareholders’ equity	715,947	721,950	825,407	790,779	747,253

(a)

Due to the adoption of ASU 2014-09, “Revenue from Contracts with Customers – Topic 606” in January 2018, the Company determined that certain contracts in the Food Distribution segment that were historically reported on a gross basis are now required to be reported on a net basis. The adoption of the guidance using the full retrospective method resulted in decreases to net sales and cost of sales previously reported of $164,283, $173,516, $124,278, and $110,131 for 2017, 2016, 2015, and 2014, respectively.

(b)

Due to the adoption of ASU 2017-07, “Compensation – Retirement Benefits” in January 2018, benefit costs other than service cost, are reflected in Other, net, whereas they previously were recognized in Selling, general and administrative expenses. Retrospective application resulted in an increase to Other, net and a decrease in Selling, general and administrative expenses in 2014 of $2,387 from amounts previously reported. The reclassifications were not material in any of the other periods presented.

(c)

In 2018, the Company recorded $37.5 million of net restructuring, asset impairment and other charges associated with a $32.0 million non-cash charge related to the expected insolvency of a food distribution customer and other charges related to the Company’s retail store rationalization plan. In 2017, the Company recorded a $189.0 million goodwill impairment charge related to its Retail segment and $33.7 million of asset impairment charges primarily associated with long-lived assets in the Retail segment. In 2016, the Company recorded $32.1 million of restructuring and asset impairment charges primarily related to the closure of four retail stores and two distribution centers, as well as asset impairment charges associated with certain underperforming retail stores.

(d)

In 2017, income taxes were impacted by the revaluation of deferred tax liabilities related to the corporate tax rate reduction enacted in the Tax Cuts and Jobs Act, which also impacted the Company’s tax rate in 2018.

(e)

Due to the adoption of ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” in 2016, debt issuance costs were reclassified from Other assets, net to Long-term liabilities for all periods presented. This resulted in a decrease in Total assets and Long-term debt and capital lease obligations of $8,185 and $8,827 at January 2, 2016 and January 3, 2015, respectively.

(f)

Due to the adoption of ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” in 2015, deferred income taxes were reclassified from Current liabilities to Long-term liabilities for all periods presented. Adoption of this standard resulted in an increase in Working capital of $22,494 at January 3, 2015.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

About SpartanNash

SpartanNash, headquartered in Grand Rapids, Michigan, is a leading multi-regional grocery distributor and grocery retailer whose core businesses include distributing grocery products to a diverse group of independent and chain retailers, its corporate owned retail stores, and military commissaries and exchanges in the United States. The Company operates three reportable business segments: Food Distribution, Military and Retail.

The Company’s Food Distribution segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to approximately 2,100 independent retailers, the Company’s corporate owned retail stores, food service distributors and various other customers. Through its Food Distribution segment, the Company also services national retailers, including Dollar General. Sales to Dollar General are made to more than 15,500 of its retail locations. Combined with the Military segment, the Company currently services customers in all 50 states. The Company processes fresh-cut fruits and vegetables and other value-added meal solutions and supplies these products to grocery retailers and food service distributors. Through the Fresh Kitchen facility, the Company processes, cooks and packages fresh protein-based foods and complete meal solutions for a number of different customers.

The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products, including dry groceries, beverages, meat, and frozen foods, primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Bahrain, Djibouti and Egypt. The Company is also the DeCA exclusive worldwide supplier of private brand grocery and related products to U.S. military commissaries. The Company has over 40 years of experience acting as a distributor to U.S. military commissaries and exchanges.

The Company’s Retail segment operated 139 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare Supermarkets, D&W Fresh Markets, VG’s Grocery, Dan’s Supermarket and Family Fresh Market as of December 29, 2018. The Company also offered pharmacy services in 82 of its corporate owned stores (of which 72 pharmacies are owned) and operated 29 fuel centers. The retail stores have a “neighborhood market” strategy that focuses on value beyond price, affordable wellness, and commitment to local products.

The Company’s fiscal year end is the Saturday closest to December 31. The following discussion is as of and for the fiscal years ending or ended December 28, 2019 (“2019”), December 29, 2018 ("2018" or “current year”), December 30, 2017 (“2017” or “prior year”) and December 31, 2016 (“2016”), all of which include 52 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

In certain geographic areas, the Company’s sales and operating performance may vary with seasonality. Many stores are dependent on tourism, and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months.

Overview of 2018

In 2018, the Company executed against its long-term strategic objective of becoming a growth company that is focused on developing a national, highly efficient distribution platform known for solving unique and complex logistical issues and evolving its primary retail brand to deliver innovative solutions, both of which service a diverse customer base. The Company also began a company-wide initiative late in the fourth quarter to drive sustainable profit improvements.

The Company’s 2018 accomplishments and developments include:

Food Distribution

•

During 2018, the Company expanded its supply chain capabilities to provide better solutions to its customers more efficiently and in more markets. The Company enhanced its ability to make deliveries to the east coast and added a centralized produce distribution solution to its western region. The addition of the produce distribution solution will result in higher quality products while incurring fewer costs related to transportation and waste. The Company eliminated redundancy in its network, while shifting certain operations closer to its customers in an effort to reduce freight miles and provide faster fulfillment. The Company also invested in its labor force, including drivers and warehousemen, fleet, and IT systems in order to provide for further efficiency and execution within the supply chain going forward.

•

The Company was recognized in the current year for its innovation in marketing and merchandising. These efforts have led to the launch of various product and marketing campaigns which have supported the sales trends in the traditional distribution business. At the same time, the Company remains committed to collaboration with independent retailers and launched programs to strengthen these partnerships and to support their success in the retail market. These programs included solutions ranging from e-commerce to customer loyalty and retention programs.

•

The Company realized sales growth in its Food Distribution segment, due to incremental distribution volume from both existing and new customer programs, of 4.3% over the prior year. Sales growth in the fourth quarter of 2018 marked the 12th consecutive quarter of organic sales growth for the segment. The Company remains focused on partnering with independent retailers to support their operations and enhance the consumer experience.

•

Within the food processing operations, the Company has seen year-over-year progress related to its efforts to improve efficiency and an expansion of its fresh offerings as a result of interest from new types of customers. The Company expects further progress in its profitability as it becomes more experienced at seamlessly onboarding new business opportunities and is able to continue to develop an experienced workforce. The Company also consolidated the produce planning and replenishment processes between food processing and other Food Distribution operations and continues to look for opportunities to drive leverage and synergies through process consolidation and technology.

Military

•

The Military segment continued to support DeCA in the expansion of its private brand program, which has contributed to overall sales growth in 2018. In connection with the overall arrangement, the Company leveraged its private brand capabilities and expertise to help design and develop both DeCA’s proprietary and commissary-specific private brands. As of December 29, 2018, the Company had launched over 700 SKUs of private brand products in the DeCA system. The Company looks forward to continuing its partnership with DeCA and anticipates 1,000 total SKUs will be active within the program by the end of 2019.

•

The Company was dedicated to their support of military commissaries which were significantly impacted by Hurricane Florence during the third quarter of 2018. The Company responded to urgent requests of DeCA and made additional deliveries of water to these commissaries.

•

In the third quarter of 2018, the Company secured a significant contract for incremental business with an existing customer through the continued demonstration of superior customer service and execution capabilities. Incremental sales with this customer commenced in the fourth quarter of 2018 which, combined with continued increases in volume from the private brand program, offset the challenges of operating in a commissary environment which continues to experience negative sales trends.

Retail

•

The Company continued to make strategic Retail segment investments through the execution of five store remodels during 2018. These investments have supported the Company’s objectives related to brand repositioning and it expects that they will help improve customer satisfaction and contribute to the achievement of sequential growth in fiscal 2019 comparable store sales. The Company also continued its store rationalization program, and in connection with overall business strategies, closed six retail stores in connection with lease expirations and store rationalization plans during the year.

•

The Company expanded Fast Lane, its e-commerce solution, which offers online ordering and curbside pick-up service at approximately 65 retail stores, and same day delivery in several geographies as of December 29, 2018. The Company believes Fast Lane is essential to increasing customer satisfaction through quality service and convenience. Additional enhancements were made to Fast Lane in the current year which integrate “yes”™ digital coupons into the shopping experience and provide customers with additional savings and rewards. In the second quarter of 2018, the Company also began partnerships with Instacart in several regions to offer customers additional online shopping options. Lastly, in the fourth quarter of 2018, the Company developed and piloted a new mobile application which allows customers to scan and bag their groceries as they shop helping them to save time and money.

Other

•

During 2018, the Company returned $45.9 million to shareholders from share repurchases and dividend payments. The Company also improved working capital compared to the prior year. Net cash provided by operating activities was $171.7 million in 2018 compared to $52.8 million in 2017. Net cash used by investing activities was $64.2 million in 2018 compared to $315.4 million in 2017. Net long-term debt decreased $54.8 million compared to the prior year as the Company continues to work towards paying down debt.

•

In the fourth quarter of 2018, the Company partnered with a third-party advisory firm to commence a company-wide initiative, Project One Team, designed to transform its culture and empower associates at all levels to drive substantial ongoing, sustainable improvements to business processes and results. Project One Team is designed to align with the Company’s strategic objectives and is intended to position the Company to identify opportunities for growth and efficiency with benefits in the next one to two years.

•

During 2018, the Company remained committed to undertaking business development initiatives within both core and adjacent spaces to further its strategic objectives. In line with this strategy, the Company acquired Martin’s Super Markets (“Martin’s”) in early 2019. Martin’s is a leading Midwest independent supermarket chain which operates 21 stores in the northern Indiana and southwestern Michigan markets.

The accomplishments above helped position the Company for future earnings growth, but the competitive landscape and industry trends also present challenges to the Company and potential changes in trends that could impact 2019. For fiscal 2019, the Company anticipates year-over-year sales growth to continue in the Food Distribution segment driven primarily by incremental sales to existing customers and new food processing customers. Incremental business with an existing customer and contributions from the ongoing expansion of the DeCA private brand program should continue to drive sales growth in the Military segment. The Company expects sequential improvement in its Retail stores’ comparable sales trend, benefiting from current year and future store remodels and the Company’s brand repositioning. The Company plans to mitigate these challenges by sustaining sales growth in the Food Distribution segment, aggressively pursuing new business made available by disruption in the industry and driving adjusted operating earnings and adjusted EBITDA growth over the prior year. Additionally, the Company plans to strengthen its management team and improve supply chain capabilities, from identifying and capitalizing on freight efficiencies, to managing through tight labor markets in certain geographies, while increasing the acceptance of private brand products. The Company also plans to deliver value through the execution on Project One Team. The Company will reduce its debt levels and financial leverage ratios to facilitate achieving our strategic objectives. The Company continues to take actions that it believes will enhance the convenience and value that it provides its customers and continues to see positive results from these investments.

Results of Operations

Certain prior year amounts have been adjusted to reflect recently adopted accounting standards.

The following table sets forth items from the Company’s consolidated statements of operations as a percentage of net sales and the percentage change from the preceding year:

	Percentage of Net Sales			Percentage Change
	2018	2017	2016	2018	2017
Net sales	100.0	100.0	100.0	1.3	5.3
Gross profit	13.8	14.4	14.7	(3.0)	3.0
Selling, general and administrative expenses	12.4	12.7	12.7	(1.7)	5.4
Merger/acquisition and integration	0.1	0.1	0.1	(39.1)	16.4
Restructuring, goodwill/asset impairment and other charges	0.5	2.9	0.4	(83.6)	611.4
Operating earnings (loss)	0.9	(1.3)	1.4	166.1	(197.7)
Other income and expenses	0.4	0.3	0.3	19.4	29.9
Earnings (loss) before income taxes and discontinued operations	0.5	(1.7)	1.2	130.9	(246.3)
Income tax expense (benefit)	0.1	(1.0)	0.4	108.7	(340.2)
Earnings (loss) from continuing operations	0.4	(0.7)	0.8	164.2	(192.2)
Loss from discontinued operations, net of taxes	—	—	—	—	—
Net earnings (loss)	0.4	(0.7)	0.8	163.5	(193.0)

Note: Certain totals do not sum due to rounding.

Results of Continuing Operations for 2018 Compared to 2017

Net Sales

		Percentage of		Percentage of
		Total		Total		Percentage
(In thousands)	2018	Net Sales	2017	Net Sales	Variance	Change
Food Distribution	$3,991,450	49.5%	$3,827,909	48.1%	$163,541	4.3
Military	2,166,843	26.9	2,144,022	26.9	22,821	1.1
Retail	1,906,259	23.6	1,991,868	25.0	(85,609)	(4.3)
Total net sales	$8,064,552	100.0%	$7,963,799	100.0%	$100,753	1.3

Net sales increased $100.8 million, or 1.3%, to $8.06 billion in 2018 from $7.96 billion in 2017. The increase in net sales was primarily attributable to organic growth in the Food Distribution segment and new business in the Military segment, which more than offset lower sales in the Retail segment and lower comparable sales at DeCA operated locations in the Military segment.

Food Distribution net sales, after intercompany eliminations, increased $163.5 million, or 4.3%, to $3.99 billion in 2018 from $3.83 billion in the prior year. The increase was primarily due to sales growth from new and ongoing programs with existing customers.

Military net sales increased $22.8 million, or 1.1%, to $2.17 billion in 2018 from $2.14 billion in the prior year. The increase was primarily due to new commissary business in the Southwest, incremental volume from the private brand program and a new program with an existing customer, partially offset by lower comparable sales at the DeCA operated locations.

Retail net sales decreased $85.6 million, or 4.3%, to $1.91 billion in 2018 from $1.99 billion in the prior year. The decrease in net sales was primarily attributable to lower sales resulting from the closures and sales of retail stores and fuel centers of $64.0 million, as well as negative comparable store sales, partly offset by an increase in fuel prices. Comparable store sales, excluding fuel, were negative 2.0% in the current year and reflect continued strong competition within the industry. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Gross Profit – Gross profit represents net sales less cost of sales, which is described in further detail within Note 1, Summary of Significant Accounting Policies and Basis of Presentation, in the notes to the consolidated financial statements. Gross profit decreased $34.5 million, or 3.0%, to $1.11 billion in 2018 compared to $1.14 billion in the prior year. As a percent of net sales, gross profit decreased from 14.4% to 13.8% due to several factors, most notably the increased mix of Food Distribution and Military segment sales as a percentage of total sales combined with a change in customer mix within the Food Distribution segment and higher fees paid to pharmacy benefit managers in the Retail segment. The rate was also impacted by operational issues at one of the Company’s distribution centers, serving both the military and food distribution segments, the voluntary product recall on certain fresh cut products and an increase in LIFO expense due to higher inflation.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation (to the extent not included in Cost of Sales), out-bound freight and other administrative expenses. SG&A expenses decreased $17.6 million, or 1.7%, to $997.4 million in 2018 from $1,015.0 million in the prior year. As a percent of net sales, SG&A expenses decreased from 12.7% to 12.4% due to the mix of business operations and decreased administrative costs, partially offset by the impact of increased transportation costs within the Military and Food Distribution segments.

Merger/Acquisition and Integration Expenses – In 2018, $4.9 million of merger/acquisition and integration expenses were incurred mainly associated with ongoing merger activities from prior years as well as costs associated with the Martin’s acquisition. Prior year results included $8.1 million of merger/acquisition and integration expenses primarily associated with the Caito and BRT acquisition, and to a lesser extent, other acquisition-related and ongoing merger activities related to the Nash-Finch merger.

Restructuring, Asset Impairment and Other Charges, Including Goodwill Impairment – In 2018, $37.5 million of net restructuring, asset impairment and other charges were incurred, predominantly associated with a non-cash charge related to the collectability of a customer advance to an independent retailer of $32.0 million as well as charges incurred as part of the Company’s retail store rationalization plans, partially offset by changes in estimates of closed store liabilities and gains on sales of real estate. Prior year results included $228.5 million of restructuring, asset impairment and other charges that consisted primarily of non-cash goodwill impairment charge of $189.0 million related to the Retail segment and $39.4 million of restructuring and asset impairment charges primarily associated with the underlying performance of Company’s retail store base and the execution of its store rationalization program.

Operating Earnings (Loss)

						Change in
		Percentage of		Percentage of		Percentage of
(In thousands)	2018	Net Sales	2017	Net Sales	Variance	Net Sales
Food Distribution	$48,752	1.2%	$83,115	2.2%	$(34,363)	(1.0)
Military	5,647	0.3	6,969	0.3	(1,322)	—
Retail	16,113	0.8	(196,759)	(9.9)	212,872	10.7
Operating earnings (loss)	$70,512	0.9%	$(106,675)	(1.3)%	$177,187	2.2

The Company reported operating earnings of $70.5 million in 2018 compared to an operating loss of $106.7 million in the prior year. The increase of $177.2 million was primarily attributable to prior year non-cash goodwill and asset impairment charges, predominantly related to the Retail segment. The increase was also attributable to higher sales volumes and lower administrative costs, partially offset by the charge associated with the customer advance, a decrease in gross profit rates, and increases in warehousing and transportation costs.

Food Distribution operating earnings decreased $34.4 million, or 41.3%, to $48.8 million in 2018 from $83.1 million in the prior year. The decrease was primarily attributable to the charge on the customer advance, the voluntary product recall, higher transportation costs associated with the roll-out of a significant new customer program and higher LIFO expense, partially offset by higher sales volume and lower healthcare and administrative costs.

Military operating earnings decreased $1.3 million, or 18.9%, to $5.6 million in 2018 from $7.0 million in the prior year. The decrease was attributable to higher transportation costs, operational issues at one distribution center and higher LIFO expense, partially offset by lower administrative costs, lower integration costs, higher sales volume and the gain on the sale of real estate.

Retail operating earnings increased $212.9 million to $16.1 million in 2018 compared to an operating loss of $196.8 million in the prior year. The increase was primarily due to goodwill and asset impairment charges in the prior year. Other significant factors include lower health care and other benefits and the closure of underperforming stores, partially offset by lower comparable store sales, higher fees paid to pharmacy benefit managers, as well as acquisition and integration expenses related to the Martin’s acquisition.

Interest Expense – Interest expense increased $5.1 million, or 20.3%, to $30.5 million in 2018 from $25.3 million in the prior year primarily due to an increase in interest rates compared to the prior year.

Income Taxes – The Company’s effective income tax rates were 17.0% and 60.0% for 2018 and 2017, respectively. Differences from the federal statutory rate in the current year are primarily due to the lapse of the statute of limitations for an uncertain tax position and tax credits, partially offset by tax expense related to stock-based compensation and state income taxes. Differences from the federal statutory rate in the prior year were primarily due to the re-measurement of deferred taxes, state taxes, tax benefits related to stock-based compensation and charitable product donations. In the fourth quarter of 2017, the Company re-measured its deferred tax assets and liabilities to reflect a change in the federal statutory rate from 35% to 21%, effective January 1, 2018, resulting from the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017. As a result, the Company realized an income tax benefit of $26.0 million related to 2017. Refer to Note 13, Income Tax, within the notes to the consolidated financial statements for additional information regarding the Tax Act.

Results of Continuing Operations for 2017 Compared to 2016

Net Sales

		Percentage of		Percentage of
		Total		Total		Percentage
(In thousands)	2017	Net Sales	2016	Net Sales	Variance	Change
Food Distribution	$3,827,909	48.1%	$3,281,025	43.4%	$546,884	16.7
Military	2,144,022	26.9	2,197,014	29.1	(52,992)	(2.4)
Retail	1,991,868	25.0	2,083,045	27.5	(91,177)	(4.4)
Total net sales	$7,963,799	100.0%	$7,561,084	100.0%	$402,715	5.3

Net sales increased $402.7 million, or 5.3%, to $7.96 billion in 2017 from $7.56 billion in 2016. The increase in net sales was primarily attributable to contributions from the Caito acquisition, organic growth of 4.1% in the Food Distribution segment, new military commissary business in the Southwest in the second half of the year and increased contributions from the DeCA private brand program, partly offset by lower comparable sales at DeCA operated locations and lower sales in the Retail segment resulting from the closure and sale of retail stores and a decrease in comparable store sales.

Food Distribution net sales, after intercompany eliminations, increased $546.9 million, or 16.7%, to $3.83 billion in 2017 from $3.28 billion in 2016. The increase was primarily due to contributions from the Caito acquisition and organic growth of 3.7% related to incremental sales volume to existing customers.

Military net sales decreased $53.0 million, or 2.4%, to $2.14 billion in 2017 from $2.20 billion in 2016. The decrease was primarily due to lower sales at the DeCA operated locations, partially offset by new business in the Southwest and contributions from the DeCA private brand program.

Retail net sales decreased $91.2 million, or 4.4%, to $1.99 billion in 2017 from $2.08 billion in 2016. The decrease in net sales was primarily attributable to $60.8 million of lower sales resulting from the closures and sales of retail stores as well as negative comparable store sales, partially offset by the impact of higher fuel prices. Comparable store sales for the year, excluding fuel, were negative 2.4%.

Gross Profit – Gross profit increased $33.4 million, or 3.0%, to $1.14 billion in 2017 compared to $1.11 billion in 2016. As a percent of net sales, gross profit decreased from 14.7% to 14.4% due to several factors, most notably the increased mix of Food Distribution sales as a percentage of total sales. The rate was also impacted by margin investments at both Retail and Food Distribution, the cycling of a significant 2016 LIFO benefit and lower fuel margins, partially offset by higher margin rates in the Military segment.

Selling, General and Administrative Expenses – SG&A expenses increased $51.8 million, or 5.4%, to $1,015.0 million in 2017 from $963.2 million in 2016, representing 12.7% of net sales in both years. The increase in SG&A expense was primarily attributable to higher operational expenses related to the Caito acquisition, increased healthcare costs and higher transportation and occupancy costs, partially offset by lower incentive compensation and other cost savings.

Merger/Acquisition and Integration Expenses – In 2017, $8.1 million of merger/acquisition and integration expenses were incurred mainly associated with the Caito and BRT acquisition, and to a lesser extent, other acquisition-related and ongoing merger activities. The Company’s 2016 results included $7.0 million of merger/acquisition and integration expenses primarily associated with the Nash-Finch merger, particularly system upgrades and implementations, as well as costs incurred in connection with 2016 and 2015 acquisitions.

Restructuring, Asset Impairment and Other Charges, Including Goodwill Impairment – In 2017, $228.5 million of net restructuring, asset impairment and other charges were incurred, predominantly associated with goodwill and asset impairment charges. The Company recorded a non-cash goodwill impairment charge of $189.0 million related to the Retail segment. The impairment was driven by significantly lower than expected Retail operating results due to an increasingly competitive retail environment and the related pricing pressures that are anticipated to negatively impact gross margin, operating profit, and future cash flows. The Company also recorded $39.4 million of restructuring and asset impairment and restructuring charges primarily associated with the underlying performance of Company’s retail store base and the execution of its store rationalization program. The Company’s 2016 results included $32.1 million of restructuring and asset impairment charges that consisted primarily of impairment charges related to four underperforming retail stores and restructuring charges primarily related to three retail stores and two food distribution centers. The facilities were closed as part of the Company’s retail store and warehouse rationalization plan.

Operating (Loss) Earnings

						Change in
		Percentage of		Percentage of		Percentage of
(In thousands)	2017	Net Sales	2016	Net Sales	Variance	Net Sales
Food Distribution	$83,115	2.2%	$85,296	2.6%	$(2,181)	(0.4)
Military	6,969	0.3	12,216	0.6	(5,247)	(0.3)
Retail	(196,759)	(9.9)	11,672	0.6	(208,431)	(10.5)
Operating (loss) earnings	$(106,675)	(1.3)%	$109,184	1.4%	$(215,859)	(2.7)

The Company reported an operating loss of $106.7 million in 2017 compared to operating earnings of $109.2 million in 2016. The decrease of $215.9 million was primarily attributable to 2017 non-cash goodwill and restructuring and asset impairment charges of $228.5 million, predominantly related to the Retail segment, higher costs associated with Caito operations and Fresh Kitchen start-up activities, as well as increased LIFO and health care expenses, partly offset by lower incentive compensation expense and various cost savings initiatives.

Food Distribution operating earnings decreased $2.2 million, or 2.6%, to $83.1 million in 2017 from $85.3 million in 2016. The decrease was primarily attributable to Caito operations and Fresh Kitchen start-up activities and higher LIFO expense, partially offset by net sales growth from new and existing customers, lower incentive compensation and lower operating expenses associated with various cost savings initiatives.

Military operating earnings decreased $5.3 million, or 43.0%, to $7.0 million in 2017 from $12.2 million in 2016. The decrease was primarily due to lower sales at the DeCA-operated commissaries, higher supply chain costs associated with industry-wide transportation cost challenges, onboarding and ramping up new and high-growth lines of business and increased healthcare and LIFO expense, partially offset by growth from the new military commissary business in the Southwest and the DeCA private brand program, as well as lower incentive compensation and margin improvements.

Retail reported an operating loss of ($196.8) million in 2017 compared to operating earnings of $11.7 million in 2016. The decrease was primarily due to goodwill and higher asset impairment charges, lower comparable store sales, investments in margin and store labor, and higher occupancy and healthcare costs, partly offset by lower costs related to incentive compensation, depreciation, merger/acquisition and integration and closed stores.

Interest Expense – Interest expense increased $6.2 million, or 32.8%, to $25.3 million in 2017 from $19.1 million in 2016 primarily due to increased borrowings related to the Caito and BRT acquisition and the timing of working capital requirements.

Debt Extinguishment – A loss on debt extinguishment of $0.4 million was incurred in 2017 in connection with the pay down of the term loan component of the senior secured credit facility. A loss on debt extinguishment of $0.2 million was incurred in 2016 in connection with the amendment of the senior secured credit facility.

Income Taxes – The Company’s effective income tax rates were 60.0% and 36.6% for 2017 and 2016, respectively. Differences from the federal statutory rate are primarily due to the re-measurement of deferred taxes mentioned previously, state taxes, tax benefits related to stock-based compensation and charitable product donations in the current year and state taxes in 2016.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude start-up costs associated with the new Fresh Kitchen operation through the start-up period, which concluded during the first quarter. The Fresh Kitchen is a newly constructed facility that provides the Company with the ability to process, cook, and package fresh protein-based foods and complete meal solutions. Given the Fresh Kitchen represents a new line of business for the Company, the start-up activities associated with testing, training, and preparing the Fresh Kitchen for production, as well as incorporating the related operations into the business, are considered “non-operational” or “non-core” in nature. The 2017 retirement stock compensation award represents incremental compensation expense in connection with an executive retirement that is also considered “non-operational” or “non-core” in nature.

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

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings for 2018, 2017 and 2016.

(In thousands)	2018	2017	2016
Operating earnings (loss)	$70,512	$(106,675)	$109,184
Adjustments:
Merger/acquisition and integration	4,937	8,101	6,959
Restructuring, goodwill/asset impairment and other charges	37,546	228,459	32,116
Fresh Kitchen start-up costs	1,366	8,082	—
Stock compensation associated with executive retirement	—	1,172	—
Expenses associated with tax planning strategies	225	3,798	—
Severance associated with cost reduction initiatives	1,023	368	859
Adjusted operating earnings	$115,609	$143,305	$149,118
Reconciliation of operating earnings (loss) to adjusted operating earnings by segment:
Food Distribution:
Operating earnings	$48,752	$83,115	$85,296
Adjustments:
Merger/acquisition and integration	3,581	6,244	3,703
Restructuring, asset impairment and other charges	33,056	1,317	5,068
Fresh Kitchen start-up costs	1,366	8,082	—
Stock compensation associated with executive retirement	—	591	—
Expenses associated with tax planning strategies	116	1,744	—
Severance associated with cost reduction initiatives	763	342	229
Adjusted operating earnings	$87,634	$101,435	$94,296
Military:
Operating earnings	$5,647	$6,969	$12,216
Adjustments:
Merger/acquisition and integration	4	1,522	1
Restructuring (gains) charges	(801)	500	(473)
Stock compensation associated with executive retirement	—	147	—
Expenses associated with tax planning strategies	28	593	—
Severance associated with cost reduction initiatives	107	7	245
Adjusted operating earnings	$4,985	$9,738	$11,989
Retail:
Operating earnings (loss)	$16,113	$(196,759)	$11,672
Adjustments:
Merger/acquisition and integration	1,352	335	3,255
Restructuring charges and goodwill/asset impairment	5,291	226,642	27,521
Stock compensation associated with executive retirement	—	434	—
Expenses associated with tax planning strategies	81	1,461	—
Severance associated with cost reduction initiatives	153	19	385
Adjusted operating earnings	$22,990	$32,132	$42,833

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

Following is a reconciliation of earnings (loss) from continuing operations to adjusted earnings from continuing operations for 2018, 2017 and 2016.

	2018		2017		2016
		per diluted		per diluted		per diluted
(In thousands, except per share data)	Earnings	share	Earnings	share	Earnings	share
Earnings (loss) from continuing operations	$33,791	$0.94	$(52,617)	$(1.41)	$57,056	$1.52
Adjustments:
Merger/acquisition and integration	4,937		8,101		6,959
Restructuring, goodwill/asset impairment and other charges	37,546		228,459		32,116
Fresh Kitchen start-up costs	1,366		8,082		—
Expenses associated with tax planning strategies	225		3,798		—
Severance associated with cost reduction initiatives	1,023		368		859
Stock compensation associated with executive retirement	—		1,172		—
Loss on debt extinguishment	—		—		247
Total adjustments	45,097		249,980		40,181
Income tax effect on adjustments (a)	(11,139)		(92,767)		(15,071)
Impact of Tax Cuts and Jobs Act (b)	(494)		(25,992)		—
Total adjustments, net of taxes	33,464	0.93	131,221	3.51	25,110	0.68
Adjusted earnings from continuing operations	$67,255	$1.87	$78,604	$2.10	$82,166	$2.19
(a)	The income tax effect on adjustments is computed by applying the applicable tax rate to the adjustments.
(b)	Includes a $1.1 million and $4.8 million tax benefit attributable to tax planning strategies related to the Tax Act for 2018 and 2017, respectively.

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

Following is a reconciliation of net earnings (loss) to adjusted EBITDA for 2018, 2017 and 2016.

(In thousands)	2018	2017	2016
Net earnings (loss)	$33,572	$(52,845)	$56,828
Loss from discontinued operations, net of tax	219	228	228
Income tax expense (benefit)	6,907	(79,027)	32,907
Other expenses, net	29,814	24,969	19,221
Operating earnings (loss)	70,512	(106,675)	109,184
Adjustments:
LIFO expense (benefit)	4,601	2,898	(1,919)
Depreciation and amortization	82,634	82,243	77,246
Merger/acquisition and integration	4,937	8,101	6,959
Restructuring, goodwill/asset impairment and other charges	37,546	228,459	32,116
Expenses associated with tax planning strategies	225	3,798	—
Fresh Kitchen start-up costs	1,366	8,082	—
Stock-based compensation	7,646	9,611	7,936
Other non-cash gains	(46)	(515)	(148)
Adjusted EBITDA	$209,421	$236,002	$231,374
Reconciliation of operating earnings (loss) to adjusted EBITDA by segment:
Food Distribution:
Operating earnings	$48,752	$83,115	$85,296
Adjustments:
LIFO expense (benefit)	2,270	2,036	(1,128)
Depreciation and amortization	31,854	29,258	21,397
Merger/acquisition and integration	3,581	6,244	3,703
Restructuring, asset impairment and other charges	33,056	1,317	5,068
Expenses associated with tax planning strategies	116	1,744	—
Fresh Kitchen start-up costs	1,366	8,082	—
Stock-based compensation	3,626	4,457	3,491
Other non-cash charges	724	310	152
Adjusted EBITDA	$125,345	$136,563	$117,979
Military:
Operating earnings	$5,647	$6,969	$12,216
Adjustments:
LIFO expense (benefit)	1,230	394	(331)
Depreciation and amortization	11,968	11,626	11,484
Merger/acquisition and integration	4	1,522	1
Restructuring (gains) charges and asset impairment	(801)	500	(473)
Expenses associated with tax planning strategies	28	593	—
Stock-based compensation	1,244	1,491	1,347
Other non-cash (gains) charges	(273)	(20)	261
Adjusted EBITDA	$19,047	$23,075	$24,505
Retail:
Operating earnings (loss)	$16,113	$(196,759)	$11,672
Adjustments:
LIFO expense (benefit)	1,101	468	(460)
Depreciation and amortization	38,812	41,359	44,365
Merger/acquisition and integration	1,352	335	3,255
Restructuring charges and goodwill/asset impairment	5,291	226,642	27,521
Expenses associated with tax planning strategies	81	1,461	—
Stock-based compensation	2,776	3,663	3,098
Other non-cash gains	(497)	(805)	(561)
Adjusted EBITDA	$65,029	$76,364	$88,890

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

Inventories

Inventories are valued at the lower of cost or market, with approximately 88.9% of the Company’s inventories valued using the last-in, first-out (“LIFO”) method. The remaining inventories are valued on the first-in, first-out (“FIFO”) method. The Company accounts for its Food Distribution and Military inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under the RIM, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry. Inherent in the RIM calculations are certain significant management judgments and estimates, including inventory shortages and cost-to-retail ratios, which impact the ending inventory valuation at cost, as well as the resulting gross profit. Management consistently applies its RIM valuations by product category and believes that the Company’s RIM provides an inventory valuation that reasonably approximates cost.

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

Funds Advanced to Independent Retailers. From time to time, the Company may advance funds to independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer does not remain a customer for the specified time period. In the event these retailers are unable to repay these advances or otherwise experience an event of default, the Company may be unable to recover the unearned portion of the funds advanced to these independent retailers. The Company evaluates the recoverability of these advances based on a number of factors, including anticipated and historical purchase volume, the value of any collateral, customer financial statements and other economic and industry factors, and establishes a reserve for the advances as necessary. As of December 29, 2018, the Company has unearned advanced funds of approximately $85.3 million, and has established a reserve of $35.1 million for these advances.

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

The Company has guaranteed the outstanding lease obligations of certain independent retailers. These guarantees, which are secured by certain business assets and personal guarantees of the respective independent retailers, represent the maximum undiscounted payments the Company would be required to make in the event of default. The Company believes these independent retailers will be able to perform under the lease agreements and that no payments will be required, and no loss will be incurred under the guarantees. A liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements.

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

Goodwill

Goodwill is tested for impairment on an annual basis (during the last quarter of the year), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has three reporting units, which are the same as the Company’s reportable segments; however, there is no goodwill recorded within the Retail or Military segments. Fair values are determined based on the discounted cash flows and comparable market values of each reporting segment. If a reporting unit’s fair value is less than its carrying value, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of each reporting unit to the Company’s total market capitalization. Therefore, a significant and sustained decline in the Company’s stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

Determining market values using a discounted cash flow method requires that the Company make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company’s judgments are based on the perspective of a market participant, historical experience, current market trends and other information. In estimating future cash flows, the Company utilizes internally generated three-year forecasts for sales and operating profits, including capital expenditures, and a long-term assumed growth rate of cash flows for periods after the three-year forecast. The future estimated cash flows are discounted based upon the reporting unit’s weighted average cost of capital, which was 11.9% for the Food Distribution reporting unit. The determination of the weighted average cost of capital incorporates current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns. The Company generally develops its forecasts based on recent sales data for existing operations and other factors. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in different outcomes.

As of the date of the most recent goodwill impairment test, which utilized data and assumptions as of October 6, 2018, the Food Distribution reporting unit had a fair value that was in excess of its carrying value. The Company has sufficient available information, both current and historical, to support its assumptions, judgments and estimates used in the goodwill impairment test; however, if actual results for the Food Distribution segment are not consistent with the Company’s estimates, it could result in the Company recording a non-cash impairment charge.

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Impairments of long-lived assets were $2.6 million, $33.7 million and $15.6 million for 2018, 2017 and 2016, respectively.

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

Reserves for Closed Properties

The Company records reserves for closed properties that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the geographic area in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the geographic areas in which the properties are located, the results of previous efforts to sublease similar properties, and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors At December 29, 2018, reserves for closed properties for distribution center and store lease and ancillary costs total $16.4 million. Based upon the current economic environment, the Company does not believe that it is likely to obtain any sublease rentals. A 5% increase/decrease in future estimated ancillary costs would result in a $0.4 million increase/decrease in the restructuring charge liability.

Insurance Reserves

SpartanNash is self-insured through self-insurance retentions or high deductible programs for workers’ compensation, general liability, and automobile liability, and is also self-insured for healthcare costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation, general liability and automobile liabilities are actuarially estimated based on available historical information on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis for its self-insurance retentions and high deductible programs. On a per claim basis, the Company’s exposure is up to $0.5 million for workers’ compensation and general liability, $1.0 million for automobile liability, and $0.5 million for healthcare per covered life per year. Refer to Note 1, Summary of Significant Accounting Policies and Basis of Presentation, in the notes to the consolidated financial statements for additional information related to self-insurance reserves.

Any projection of losses concerning insurance reserves is subject to a degree of variability. Among the causes of variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, changing regulations, legal interpretations, benefit level changes and claim settlement patterns. Although the Company’s estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. The impact of many of these variables may be difficult to estimate.

Defined Benefit Plans

Accounting for defined benefit plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each associate works. The significant factors affecting the Company’s pension costs are the fair values of plan assets and the selections of management’s key assumptions, including the expected return on plan assets and the discount rate used by the Company’s actuary to calculate its liability. The Company considers current market conditions, including changes in interest rates and investment returns, in selecting these assumptions. The discount rate is based on current investment yields on high quality fixed-income investments and projected cash flow obligations. Expected return on plan assets is based on projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as the Company’s target asset allocation, which is designed to meet the Company’s long-term pension requirements. While the Company believes the assumptions selected are reasonable, significant differences in its actual experience, plan amendments or significant changes in the fair value of its plan assets may materially affect its pension obligations and its future expense.

Sensitivities to changes in the major assumptions for the SpartanNash Company Pension Plan and the SpartanNash Company Retiree Medical Plan as of December 29, 2018, are as follows:

	Percentage	Projected	2019
	Point	Benefit Obligation	Expense
(In millions, except percentages)	Change	Decrease / (Increase)	Decrease / (Increase)
Expected return on plan assets - SpartanNash Company Pension Plan	+/- 0.75	N/A	$0.3 / $(0.3)
Discount rate - SpartanNash Company Pension Plan	+/- 0.75	$3.2 / $(3.6)	N/A
Discount rate - SpartanNash Company Retiree Medical Plan	+/- 0.75	$0.7 / $(0.9)	N/A

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

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows for 2018, 2017 and 2016:

(In thousands)	2018	2017	2016
Cash flow activities
Net cash provided by operating activities	$171,658	$52,843	$157,191
Net cash used in investing activities	(64,156)	(315,393)	(68,227)
Net cash (used in) provided by financing activities	(104,300)	254,003	(86,594)
Net cash used in discontinued operations	(284)	(137)	(738)
Net increase (decrease) in cash and cash equivalents	2,918	(8,684)	1,632
Cash and cash equivalents at beginning of year	15,667	24,351	22,719
Cash and cash equivalents at end of year	$18,585	$15,667	$24,351

Net cash provided by operating activities. Net cash provided by operating activities increased for 2018 compared to 2017 by approximately $118.8 million primarily due to lower working capital requirements, particularly inventory and accounts receivable, compared to the prior year.

Net cash provided by operating activities decreased for 2017 versus 2016 by approximately $104.3 million. The change was primarily due to the timing of working capital requirements, particularly higher accounts receivable and inventory balances associated with new distribution business and incremental sales to certain high-growth distribution customers. The timing of year-end payments impacting accounts payable balances also contributed to the change in cash flows, which was partly offset by lower customer advances compared to the 2016.

During 2018, 2017 and 2016, the Company made $0.1 million, $10.7 million and $35.8 million, respectively, in net income tax payments.

Net cash used in investing activities. Net cash used in investing activities decreased $251.2 million in 2018 compared to 2017 primarily due to the Caito and BRT acquisition made in the prior year.

Net cash used in investing activities increased $247.2 million in 2017 compared to 2016 primarily due to the Caito and BRT acquisition made in 2017

The Food Distribution, Military and Retail segments utilized 46.6%, 4.9% and 48.5% of capital expenditures, respectively, for 2018. Expenditures for 2018 primarily related to retail store remodels and upgrades, which include five store remodels, various equipment purchases, and IT system upgrades and implementations to better streamline processes and meet the operational and supply chain needs of the Company. The Company expects capital expenditures to range from $85.0 million to $93.0 million for 2019.

Net cash (used in) provided by financing activities. Net cash used in financing activities increased $358.3 million during 2018 over 2017 primarily due to borrowings on the revolving credit facility in the prior year to fund the acquisition and working capital, as well as increases in cash provided by operating activities which were used to pay down debt in the current year.

Net cash provided by financing activities increased $340.6 million during 2017 over 2016 primarily due to borrowings on the revolving credit facility to fund the Caito and BRT acquisition and timing of working capital requirements, partially offset by a $26.0 million increase in cash used for the repurchase of common stock.

Net cash used in discontinued operations. Net cash used in discontinued operations contains the net cash flows of the Company’s Food Distribution and Retail discontinued operations and is primarily composed of facility maintenance expenditures.

Debt Management

Total debt, including capital lease obligations and current maturities, decreased $51.9 million to $698.1 million as of December 29, 2018 from $750.0 million at December 30, 2017. The decrease in total debt was driven by principal payments in the current year due to an increase in cash provided by operations.

In December 2018, SpartanNash Company and certain of its subsidiaries entered into an amendment (the “Amendment”) to the Company’s Amended and Restated Loan and Security Agreement (the “Credit Agreement”). The principal changes of the amendment included an extension of the maturity date of the loans from December 20, 2021 to December 18, 2023, the ability to increase the size of the Tranche A revolving loan to $975 million from $900 million, an amendment to the interest rate grid such that rates for the Tranche A-1 revolving loans are now LIBOR plus 2.25% to LIBOR plus 2.50%, a reload of the $60 million Tranche A-2 term loan and a reset of certain advance rates for the borrowing base. The Credit Agreement provides for borrowings of $1.1 billion, consisting of three tranches: a $975 million secured revolving credit facility (Tranche A), a $40 million secured revolving credit facility (Tranche A-1), and a $60 million term loan (Tranche A-2). The Company has the ability to increase the size of the Credit Agreement by an additional $325 million, subject to certain conditions in the Credit Agreement. The Company’s obligations under the related Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of December 29, 2018, the senior secured credit facility had outstanding borrowings of $660.9 million. Additional available borrowings under the Company’s $1.1 billion Credit Agreement are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintains Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company had excess availability after the 10% requirement of $262.0 million at December 29, 2018. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $11.7 million were outstanding as of December 29, 2018. The revolving credit facility matures December 18, 2023 and is secured by substantially all of the Company’s assets. The Company believes that cash generated from operating activities and available borrowings under the Credit Agreement will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the Credit Agreement.

The Company’s current ratio (current assets to current liabilities) was 2.10:1 at December 29, 2018 compared to 2.03:1 at December 30, 2017, and its investment in working capital was $524.6 million at December 29, 2018 compared to $509.7 million at December 30, 2017. Net debt to total capital ratio decreased to 0.49:1 at December 29, 2018 from 0.50:1 at December 30, 2017. Total net debt is a non-GAAP financial measure that is defined as long-term debt and capital lease obligations, plus current maturities of long-term debt and capital lease obligations, less cash and cash equivalents. The Company believes both management and its investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments. Total net debt is not a substitute for GAAP financial measures and may differ from similarly titled measures of other companies.

Following is a reconciliation of long-term debt and capital lease obligations to total net long-term debt and capital lease obligations as of December 29, 2018 and December 30, 2017.

	December 29,	December 30,
(In thousands)	2018	2017
Current maturities of long-term debt and capital lease obligations	$18,263	$9,196
Long-term debt and capital lease obligations	679,797	740,755
Total debt	698,060	749,951
Cash and cash equivalents	(18,585)	(15,667)
Total net long-term debt	$679,475	$734,284

Contractual Obligations

The table below presents the Company’s significant contractual obligations as of December 29, 2018 (a):

	Amount Committed By Period
	Total	Less			More
	Amount	than 1			than 5
(In thousands)	Committed	year	1-3 years	3-5 years	years
Long-term debt (b)	$665,299	$11,423	$22,059	$631,675	$142
Estimated interest on long-term debt	56,515	12,542	23,255	20,717	1
Capital leases (c)	39,558	6,840	8,421	5,225	19,072
Interest on capital leases	15,708	2,251	4,005	3,372	6,080
Operating leases (c)	278,063	55,137	88,610	58,543	75,773
Lease and ancillary costs of closed sites, undiscounted	18,740	4,056	5,565	4,400	4,719
Purchase obligations (merchandise) (d)	80,452	42,574	31,895	4,199	1,784
Self-insurance liability	14,291	8,608	3,804	1,208	671
Total	$1,168,626	$143,431	$187,614	$729,339	$108,242
(a)

Excludes funding of pension and other postretirement benefit obligations. The Company expects to make contributions to its defined benefit pension plans in 2019, as necessary, to fund the distributions in connection with the termination of the Plan described within Note 11, Associate Retirement Plans. Also excludes contributions under various multi-employer pension and health and welfare plans, which totals $13.3 million and $13.8 million, respectively, for the year ended December 29, 2018. For additional information, refer to Note 11, Associate Retirement Plans, in the notes to the consolidated financial statements. Also excludes unrecognized tax liabilities, as the Company cannot reasonably estimate the timing of potential cash settlement. For additional information, refer to Note 13, Income Tax, in the notes to the consolidated financial statements.

(b)	Refer to Note 7, Long-Term Debt, in the notes to the consolidated financial statements for additional information.
(c)

Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. These costs totaled approximately $15.4 million in 2018.

(d)

The amount of purchase obligations shown in this table represents the amount of product the Company is contractually obligated to purchase in order to earn $11.8 million in advanced contract monies that are receivable under the contracts. At December 29, 2018, $3.0 million in advanced contract monies has been received under these contracts where recognition has been deferred on the consolidated balance sheet. If the Company does not fulfill these purchase obligations, it would only be obligated to repay the unearned upfront contract monies. The amount shown here does not include the following: a) purchase obligations made in the normal course of business as those obligations involve purchase orders based on current Company needs that are typically cancelable and/or fulfilled by vendors within a very short period of time; b) agreements that are cancelable by the Company without significant penalty, including contracts for routine outsourced services; and c) contracts that do not contain minimum annual purchase commitments but include other standard contractual considerations that must be fulfilled in order to earn advanced contract monies that have been received.

The Company has also made certain commercial commitments that extend beyond December 29, 2018. These commitments include standby letters of credit and guarantees of certain Food Distribution customer lease obligations. Refer to Note 1, Summary of Significant Accounting Policies and Basis of Presentation, and Note 15, Concentration of Credit Risk, in the notes to the consolidated financial statements for additional information regarding lease guarantees and assigned leases. The following summarizes these commitments as of December 29, 2018:

Amount Committed By Period
	Total	Less			More
	Amount	than 1			than 5
(In thousands)	Committed	year	1-3 years	3-5 years	years
Standby Letters of Credit (a)	$11,703	$11,703	$—	$—	$—
(a)	Letters of credit primarily support the Company’s self-insurance obligations.

Cash Dividends

The Company paid a quarterly cash dividend of $0.18, $0.165 and $0.15 per common share in each quarter of 2018, 2017, and 2016, respectively. Under the Credit Agreement, the Company is generally permitted to pay dividends in any year up to an amount such that all cash dividends, together with any cash distributions and share repurchases, do not exceed $35.0 million. Additionally, the Company is generally permitted to pay cash dividends in excess of $35.0 million in any year so long as its Excess Availability, as defined in the Credit Agreement, is in excess of 10% of the Total Borrowing Base, as defined in the Credit Agreement, before and after giving effect to the repurchases and dividends. Although the Company currently expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors (the “Board”) to declare future dividends. Each future dividend will be considered and declared by the Board at its discretion. Whether the Board continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

Recently Adopted Accounting Standards

Refer to Note 1, Summary of Significant Accounting Policies and Basis of Presentation, in the notes to the consolidated financial statements for additional information related to recently adopted accounting standards, as well as the anticipated effect of any impending accounting standards.

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

The Company had $660.9 million of variable rate debt as of December 29, 2018. The weighted average interest rate on debt outstanding for the year ended December 29, 2018 was 4.08%.

At December 29, 2018 and December 30, 2017, the estimated fair value of the Company’s long-term debt, including current maturities, was higher than book value by approximately $1.0 million and $1.6 million, respectively. The estimated fair values were based on market quotes for instruments with similar terms and remaining maturities.

The following table sets forth the future principal payments of the Company’s outstanding debt and related weighted average interest rates for the outstanding instruments as of December 29, 2018:

	December 29, 2018		Aggregate Payments by Year
(In thousands, except rates)	Fair Value	Total	2019	2020	2021	2022	2023	Thereafter
Fixed rate debt
Principal payable	$45,023	$44,005	$8,263	$6,569	$3,911	$3,341	$2,707	$19,214
Average interest rate			6.91%	7.30%	7.60%	7.77%	7.90%	8.41%

Variable rate debt
Principal payable	$660,852	$660,852	$10,000	$10,000	$10,000	$10,000	$620,852	$—
Average interest rate			4.27%	4.22%	4.17%	4.11%	4.02%	N/A

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SpartanNash Company and Subsidiaries

Grand Rapids, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SpartanNash Company and subsidiaries (the "Company") as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

February 27, 2019

We have served as the Company’s auditor since at least 1970; however, an earlier year could not be reliably determined.

CONSOLIDATED BALANCE SHEETS

SpartanNash Company and Subsidiaries

(In thousands)	2018	2017
Assets
Current assets
Cash and cash equivalents	$18,585	$15,667
Accounts and notes receivable, net	346,260	344,057
Inventories, net	553,799	597,162
Prepaid expenses and other current assets	73,798	47,400
Property and equipment held for sale	8,654	—
Total current assets	1,001,096	1,004,286

Property and equipment, net	579,060	600,240
Goodwill	178,648	178,648
Intangible assets, net	128,926	134,430
Other assets, net	84,182	138,193

Total assets	$1,971,912	$2,055,797

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$357,802	$376,977
Accrued payroll and benefits	57,180	65,156
Other accrued expenses	43,206	43,252
Current maturities of long-term debt and capital lease obligations	18,263	9,196
Total current liabilities	476,451	494,581

Long-term liabilities
Deferred income taxes	49,254	42,050
Postretirement benefits	15,016	15,687
Other long-term liabilities	35,447	40,774
Long-term debt and capital lease obligations	679,797	740,755
Total long-term liabilities	779,514	839,266

Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 35,952 and 36,466 shares outstanding	484,064	497,093
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(15,759)	(15,136)
Retained earnings	247,642	239,993
Total shareholders’ equity	715,947	721,950

Total liabilities and shareholders’ equity	$1,971,912	$2,055,797

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

SpartanNash Company and Subsidiaries

(In thousands, except per share amounts)	2018	2017		2016
Net sales	$8,064,552	$7,963,799		$7,561,084
Cost of sales	6,954,146	6,818,890		6,449,590
Gross profit	1,110,406	1,144,909		1,111,494

Operating expenses
Selling, general and administrative	997,411	1,015,024		963,235
Merger/acquisition and integration	4,937	8,101		6,959
Goodwill impairment	—	189,027		—
Restructuring, asset impairment and other charges	37,546	39,432		32,116
Total operating expenses	1,039,894	1,251,584		1,002,310

Operating earnings (loss)	70,512	(106,675)		109,184

Other (income) and expenses
Interest expense	30,483	25,343		19,082
Loss on debt extinguishment	—	413		247
Other, net	(669)	(787)		(108)
Total other expenses, net	29,814	24,969		19,221

Earnings (loss) before income taxes and discontinued operations	40,698	(131,644)		89,963
Income tax expense (benefit)	6,907	(79,027)		32,907
Earnings (loss) from continuing operations	33,791	(52,617)		57,056

Loss from discontinued operations, net of taxes	(219)	(228)		(228)
Net earnings (loss)	$33,572	$(52,845)		$56,828

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.94	$(1.41)		$1.52
Loss from discontinued operations	(0.01)	—	*	—	*
Net earnings (loss)	$0.93	$(1.41)		$1.52

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.94	$(1.41)		$1.52
Loss from discontinued operations	(0.01)	—	*	(0.01)
Net earnings (loss)	$0.93	$(1.41)		$1.51

*Includes rounding.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

SpartanNash Company and Subsidiaries

(In thousands)	2018	2017	2016
Net earnings (loss)	$33,572	$(52,845)	$56,828

Other comprehensive (loss) income, before tax
Pension and postretirement liability adjustment	(822)	(1,649)	14

Income tax benefit (expense) related to items of other comprehensive income	199	632	(4)

Total other comprehensive (loss) income, after tax	(623)	(1,017)	10
Comprehensive income (loss)	$32,949	$(53,862)	$56,838

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SpartanNash Company and Subsidiaries

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
(In thousands)	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at January 2, 2016	37,600	$521,698	$(11,447)	$280,528	$790,779
Net earnings	—	—	—	56,828	56,828
Other comprehensive income	—	—	10	—	10
Dividends - $0.60 per share	—	—	—	(22,496)	(22,496)
Share repurchase	(396)	(9,000)			(9,000)
Stock-based employee compensation	—	7,936	—	—	7,936
Issuance of common stock and related tax benefit on stock option exercises, stock bonus plan and associate stock purchase plan	144	3,697	—	—	3,697
Issuance of restricted stock	315	(118)			(118)
Cancellations of stock-based awards	(124)	(2,229)	—	—	(2,229)
Balance at December 31, 2016	37,539	521,984	(11,437)	314,860	825,407
Net loss	—	—	—	(52,845)	(52,845)
Other comprehensive loss	—	—	(1,017)	—	(1,017)
Reclassification of stranded tax effects in AOCI	—	—	(2,682)	2,682	—
Dividends - $0.66 per share	—	—	—	(24,704)	(24,704)
Share repurchase	(1,367)	(34,995)	—	—	(34,995)
Stock-based employee compensation	—	9,611	—	—	9,611
Issuance of common stock on stock option exercises, stock bonus plan and associate stock purchase plan	172	3,697	—	—	3,697
Issuance of restricted stock	296	—	—	—	—
Cancellations of stock-based awards	(174)	(3,204)	—	—	(3,204)
Balance at December 30, 2017	36,466	497,093	(15,136)	239,993	721,950
Net earnings	—	—	—	33,572	33,572
Other comprehensive income	—	—	(623)	—	(623)
Dividends - $0.72 per share	—	—	—	(25,923)	(25,923)
Share repurchase	(952)	(20,000)	—	—	(20,000)
Stock-based employee compensation	—	7,646	—	—	7,646
Issuance of common stock on stock option exercises, stock bonus plan and associate stock purchase plan	54	956	—	—	956
Issuance of restricted stock	483	—	—	—	—
Cancellations of stock-based awards	(99)	(1,631)	—	—	(1,631)
Balance at December 29, 2018	35,952	$484,064	$(15,759)	$247,642	$715,947

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SpartanNash Company and Subsidiaries

(In thousands)	2018	2017	2016
Cash flows from operating activities
Net earnings (loss)	$33,572	$(52,845)	$56,828
Loss from discontinued operations, net of tax	219	228	228
Earnings (loss) from continuing operations	33,791	(52,617)	57,056
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-cash goodwill/asset impairment, restructuring, and other charges	37,793	227,847	32,191
Loss on debt extinguishment	—	413	247
Depreciation and amortization	84,190	84,390	79,183
LIFO expense (income)	4,601	2,898	(1,919)
Postretirement benefits expense	63	1,347	1,780
Deferred taxes on income	7,407	(79,921)	6,761
Stock-based compensation expense	7,646	9,611	7,936
Postretirement benefit plan contributions	(1,889)	(501)	(413)
Other, net	(106)	(160)	(254)
Changes in operating assets and liabilities:
Accounts receivable	(1,177)	(25,276)	30,537
Inventories	38,213	(48,478)	(18,456)
Prepaid expenses and other assets	(6,467)	(8,418)	(45,506)
Accounts payable	(18,358)	(24,477)	21,946
Accrued payroll and benefits	(8,295)	(17,253)	1,193
Other accrued expenses and other liabilities	(5,754)	(16,562)	(15,091)
Net cash provided by operating activities	171,658	52,843	157,191
Cash flows from investing activities
Purchases of property and equipment	(71,495)	(70,906)	(73,429)
Net proceeds from the sale of assets	6,901	4,024	5,989
Acquisitions, net of cash acquired	—	(226,939)	—
Loans to customers	(1,123)	(10,328)	(1,962)
Payments from customers on loans	2,111	3,948	2,183
Other	(550)	(15,192)	(1,008)
Net cash used in investing activities	(64,156)	(315,393)	(68,227)
Cash flows from financing activities
Proceeds from senior secured revolving credit facility	1,016,918	1,461,902	1,341,215
Payments on senior secured revolving credit facility	(1,123,557)	(1,140,491)	(1,384,958)
Proceeds from other long-term debt	60,000	—	—
Repayment of other long-term debt	(8,175)	(7,456)	(9,146)
Financing fees paid	(2,217)	(256)	(2,498)
Share repurchase	(20,000)	(34,995)	(9,000)
Net payments related to stock-based award activities	(1,630)	(3,204)	(2,229)
Proceeds from exercise of stock options	284	3,207	2,518
Dividends paid	(25,923)	(24,704)	(22,496)
Net cash (used in) provided by financing activities	(104,300)	254,003	(86,594)
Cash flows from discontinued operations
Net cash used in operating activities	(284)	(137)	(738)
Net cash used in discontinued operations	(284)	(137)	(738)
Net increase (decrease) in cash and cash equivalents	2,918	(8,684)	1,632
Cash and cash equivalents at beginning of year	15,667	24,351	22,719
Cash and cash equivalents at end of year	$18,585	$15,667	$24,351

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

Fiscal Year: The Company’s fiscal year end is the Saturday nearest to December 31. The following discussion is as of and for the fiscal years ending or ended December 28, 2019 (“2019”), December 29, 2018 ("2018" or “current year”), December 30, 2017 (“2017” or “prior year”) and December 31, 2016 (“2016”), all of which include 52 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks.

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

Accounts and Notes Receivable: Accounts and notes receivable are shown net of allowances for credit losses of $4.3 million and $2.0 million as of December 29, 2018 and December 30, 2017, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. Operating results include bad debt expense of $3.4 million, $1.5 million and $1.4 million for 2018, 2017 and 2016, respectively.

Inventory Valuation: Inventories are valued at the lower of cost or market. Approximately 88.9% and 86.9% of the Company’s inventories were valued on the last-in, first-out (LIFO) method at December 29, 2018 and December 30, 2017, respectively. If replacement cost had been used, inventories would have been $55.1 million and $50.4 million higher at December 29, 2018 and December 30, 2017, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During 2018, 2017 and 2016, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision in 2018 by $1.1 million, and in 2017 and 2016 by $0.2 million. The Company accounts for its Food Distribution and Military inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under RIM, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. The Company records allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

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

Intangible assets primarily consist of trade names, customer relationships, favorable lease agreements, pharmacy prescription lists, non-compete agreements, liquor licenses and franchise fees. The following assets are amortized on a straight-line basis over the period of time in which their expected benefits will be realized: favorable leases (related lease terms), prescription lists and customer relationships (period of expected benefit reflecting the pattern in which the economic benefits are consumed), non-compete agreements and franchise fees (length of agreements), and trade names with definite lives (expected life of the assets). Indefinite-lived trade names are not amortized but are tested at least annually for impairment, and liquor licenses are also not amortized as they have indefinite lives. Intangible assets are included in “Other Assets, net” in the consolidated balance sheets.

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

Property under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. Internal use software is included in property and equipment and amounted to $33.5 million and $30.7 million as of December 29, 2018 and December 30, 2017, respectively.

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

Reserves for Closed Properties: The Company records reserves for closed properties that are subject to long-term lease commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the geographic area in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the geographic areas in which the properties are located, the results of previous efforts to sublease similar properties, and the current economic environment. The reserved expenses are paid over the remaining lease terms, which range from one to 10 years. Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The current portion of the future lease obligations of stores is included in “Other accrued expenses,” and the long-term portion is included in “Other long-term liabilities” in the consolidated balance sheets.

Debt Issuance Costs: Debt issuance costs are amortized over the term of the related financing agreement and are included as a direct deduction from the carrying amount of the related debt liability in “Long-term debt and capital lease obligations” in the consolidated balance sheets.

Insurance Reserves: SpartanNash is self-insured through self-insurance retentions or high deductible programs for workers’ compensation, general liability, and automobile liability, and is also self-insured for healthcare costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation, general liability and automobile liabilities are actuarially estimated based on available historical information on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure to any significant exposure on a per claim basis for its self-insurance retentions and high deductible programs. On a per claim basis, the Company’s exposure is up to $0.5 million for workers’ compensation and general liability, $1.0 million for automobile liability and $0.5 million for healthcare per covered life per year.

A summary of changes in the Company’s self-insurance liability is as follows:

(In thousands)	2018	2017	2016
Balance at beginning of year	$15,155	$14,730	$14,466
Expenses	49,532	54,748	49,560
Claim payments, net of employee contributions	(50,396)	(54,323)	(49,296)
Balance at end of year	$14,291	$15,155	$14,730

The current portion of the self-insurance liability was $8.6 million and $8.7 million as of December 29, 2018 and December 30, 2017, respectively, and is included in “Other accrued expenses” in the consolidated balance sheets. The long-term portion was $5.7 million and $6.5 million as of December 29, 2018 and December 30, 2017, respectively, and is included in “Other long-term liabilities” in the consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted EPS for continuing operations:

(In thousands, except per share amounts)	2018	2017	2016
Numerator:
Earnings (loss) from continuing operations	$33,791	$(52,617)	$57,056
Adjustment for (earnings) loss attributable to participating securities	(746)	908	(1,011)
Earnings (loss) from continuing operations used in calculating earnings per share	$33,045	$(51,709)	$56,045
Denominator:
Weighted average shares outstanding, including participating securities	36,012	37,419	37,483
Adjustment for participating securities	(795)	(646)	(664)
Shares used in calculating basic earnings per share	35,217	36,773	36,819
Effect of dilutive stock options	10	—	73
Shares used in calculating diluted earnings per share	35,227	36,773	36,892
Basic earnings (loss) per share from continuing operations	$0.94	$(1.41)	$1.52
Diluted earnings (loss) per share from continuing operations	$0.94	$(1.41)	$1.52

Weighted average shares issuable upon the exercise of stock options that were not included in the EPS calculations because they were anti-dilutive were 75,159 for 2017. There were no anti-dilutive stock options in 2018 or 2016.

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

Shareholders’ Equity: The Company’s restated articles of incorporation provide that the Board of Directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the Board of Directors. At December 29, 2018 and December 30, 2017, there were no shares of preferred stock outstanding.

Advertising Costs: The Company’s advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Advertising expenses were $40.9 million, $43.4 million and $46.6 million in 2018, 2017 and 2016, respectively.

Accumulated Other Comprehensive Income (Loss)(“AOCI”): The Company reports comprehensive income (loss) that includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains and losses that are not included in net earnings, such as pension and other postretirement liability adjustments, but rather are recorded directly to shareholders’ equity. These amounts are also presented in the consolidated statements of comprehensive income. As of December 29, 2018 and December 30, 2017, AOCI relates to the pension and postretirement plans.

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

From a principal versus agent perspective, the Company determined that certain contracts in the Food Distribution segment that were historically reported on a gross basis are now required to be reported on a net basis, resulting in a corresponding decrease to both net sales and cost of sales of $177.1 million in 2018 from what would have been recognized under previous guidance. The implementation of the guidance had no impact on gross profit, net earnings, the balance sheet, cash flows, equity, or the timing of revenue recognition in current or prior periods. The adoption of the guidance using the full retrospective method resulted in decreases to fiscal 2017 and 2016 net sales and cost of sales previously reported as shown in the following table:

	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands)	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
2017	$164,283	$38,725	$38,246	$38,510	$48,802
2016	$173,516	$43,168	$42,382	$38,594	$49,372

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits.” ASU 2017-07 requires that the service cost component of pension and postretirement benefit costs be presented in the same line item as other current employee compensation costs and other components of those benefit costs be presented separately from the service cost component and outside a subtotal of income from operations, if presented. The ASU also requires that only the service cost component of pension and postretirement benefit costs is eligible for capitalization. The Company adopted this guidance as of the beginning of 2018. Accordingly, benefit costs other than service cost, are reflected in the condensed consolidated statements of earnings in Other, net, whereas they previously were recognized in Selling, general and administrative expenses. Retrospective application resulted in a decrease to Other, net and an increase in Selling, general and administrative expenses. The costs associated with the reclassifications were not material in any of the periods presented.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business.” ASU 2017-01 narrows the definition of a business and provides a screen to determine when a set of the three elements of a business – inputs, processes, and outputs – are not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The guidance was effective for the Company as of the beginning of 2018. As no business combinations have occurred in 2018, there has been no impact on the consolidated financial statements for the current year. The adoption has no impact on the Company’s historical financial statements.

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

The Company adopted the standard as of December 30, 2018, the beginning of fiscal 2019. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows for the carryforward of the historical lease classification. In addition, the Company has elected the hindsight practical expedient to reassess the reasonably certain lease term for existing leases. The election of the hindsight practical expedient will result in the extension or reduction of lease terms for certain existing leases, and adjustments to the useful lives of corresponding leasehold improvements. The Company will make an accounting policy election not to record lease liabilities or right of use assets for short-term leases, those with an initial minimum term of less than one year.

The adoption of the standard will result in a recognition of additional lease assets and lease liabilities of approximately $240 million and $290 million, respectively, as of December 30, 2018, and a transition adjustment recorded to beginning of the year retained earnings of approximately $27 million (net of deferred tax impact of $9 million). The transition adjustment relates to impairment of right of use assets in transition and the impact of hindsight on the evaluation of lease term. Remaining differences between lease assets and liabilities relate to the derecognition of existing lease-related liabilities and assets recorded under ASC 840, which were included in beginning lease liabilities under ASC 842.

The Company does not believe the new standard will have an impact on liquidity or on debt-covenant compliance under the current agreements.

Note 2 – Acquisitions

On January 6, 2017, the Company acquired certain assets and assumed certain liabilities of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) for $214.6 million in cash, net of $2.5 million of cash acquired. Acquired assets consist primarily of property and equipment of $76.7 million, intangible assets of $72.9 million, and working capital. Intangible assets are primarily composed of customer relationships, which are amortized over fifteen years, and indefinite lived trade names. In connection with the purchase, the Company provided certain earn-out opportunities that have the potential to pay the sellers an additional $27.4 million, collectively, if the business achieves certain performance targets during the first three years after acquisition. As certain performance targets were not met in the first year after acquisition, the Company will be reimbursed a portion of the initial purchase price at an amount not to exceed the sum of: a) $15.0 million, representing the funds paid into escrow, and b) any earn-out opportunities earned by the sellers. The reduction in purchase price will first be applied to funds paid into escrow and then as an offset against and a reduction to any payments owed on the various earn-out opportunities, with reimbursement made once the parties agree on the measurement of performance against the targets. The excess of the purchase price over the fair value of net assets acquired of $46.3 million was recorded as goodwill in the consolidated balance sheet and allocated to the Food Distribution segment and is deductible for tax purposes.

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

Note 3 – Revenue

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	52 Weeks Ended December 29, 2018
(In thousands)	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$1,249,374	$1,052,462	$747,708	$3,049,544
Fresh (b)	1,478,142	602,023	688,661	2,768,826
Non-food (c)	1,185,390	506,177	330,342	2,021,909
Fuel	—	—	138,617	138,617
Other	78,544	6,181	931	85,656
Total	$3,991,450	$2,166,843	$1,906,259	$8,064,552
Type of customers:
Individuals	$—	$—	$1,905,328	$1,905,328
Manufacturers, brokers and distributors	197,128	2,089,765	—	2,286,893
Retailers	3,733,254	70,897	—	3,804,151
Other	61,068	6,181	931	68,180
Total	$3,991,450	$2,166,843	$1,906,259	$8,064,552

	52 Weeks Ended December 30, 2017
(In thousands)	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$1,206,832	$1,054,590	$792,925	$3,054,347
Fresh (b)	1,456,632	577,084	734,564	2,768,280
Non-food (c)	1,085,282	507,394	336,630	1,929,306
Fuel	—	—	126,673	126,673
Other	79,163	4,954	1,076	85,193
Total	$3,827,909	$2,144,022	$1,991,868	$7,963,799
Type of customers:
Individuals	$—	$—	$1,990,792	$1,990,792
Manufacturers, brokers and distributors	210,004	2,119,601	—	2,329,605
Retailers	3,556,591	19,467	—	3,576,058
Other	61,314	4,954	1,076	67,344
Total	$3,827,909	$2,144,022	$1,991,868	$7,963,799

	52 Weeks Ended December 31, 2016
(In thousands)	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$1,235,314	$1,105,992	$841,161	$3,182,467
Fresh (b)	1,097,793	559,449	785,566	2,442,808
Non-food (c)	907,351	525,915	344,531	1,777,797
Fuel	—	—	110,619	110,619
Other	40,567	5,658	1,168	47,393
Total	$3,281,025	$2,197,014	$2,083,045	$7,561,084
Type of customers:
Individuals	$—	$—	$2,081,877	$2,081,877
Manufacturers, brokers and distributors	—	2,191,356	—	2,191,356
Retailers	3,246,872	—	—	3,246,872
Other	34,153	5,658	1,168	40,979
Total	$3,281,025	$2,197,014	$2,083,045	$7,561,084

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

Revenue recognized from performance obligations related to prior periods (for example, due to changes in estimated rebates and incentives impacting the transaction price) was not material in any period presented.

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

Accounts and notes receivable are comprised of the following:

	December 29,	December 30,
(In thousands)	2018	2017
Customer notes receivable	$3,130	$2,555
Customer accounts receivable	314,791	312,214
Other receivables	32,516	31,169
Allowance for doubtful accounts	(4,177)	(1,881)
Net current accounts and notes receivable	$346,260	$344,057
Long-term notes receivable	16,021	18,322
Allowance for doubtful accounts	(120)	(120)
Net long-term notes receivable	$15,901	$18,202

The Company does not typically incur incremental costs of obtaining a contract that are contingent upon successful contract execution and would therefore be capitalized. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less.

Note 4 – Property and Equipment

Property and equipment consists of the following:

	December 29,	December 30,
(In thousands)	2018	2017
Land and improvements	$76,364	$80,891
Buildings and improvements	534,620	534,835
Equipment	605,515	567,123
Total property and equipment	1,216,499	1,182,849
Less accumulated depreciation and amortization	637,439	582,609
Property and equipment, net	$579,060	$600,240

Note 5 – Goodwill and Other Intangible Assets

The Company has three reportable segments; however, no goodwill has existed within the Military segment. Changes in the carrying amount of goodwill were as follows:

	Food
(In thousands)	Distribution	Retail		Total
Balance at December 31, 2016:	$132,367	$190,319	(a)	$322,686	(a)
Acquisitions (Note 2)	46,281	—		46,281
Disposals	—	(1,292)		(1,292)
Impairment	—	(189,027)		(189,027)
Balance at December 30, 2017 and December 29, 2018:	$178,648	$—	(b)	$178,648	(b)
(a)	Net of accumulated impairment charges of $86.6 million.
(b)	Net of accumulated impairment charges of $275.6 million.

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

In 2017, the Company experienced significantly lower than expected Retail operating results and it was determined that the carrying value of the Retail segment exceeded its fair value. Consequently, the Company recorded a goodwill impairment charge of $189.0 million in the third quarter of 2017. The Company completed its current year impairment analysis in the fourth quarter, which did not result in the identification of any goodwill impairment.

The following table reflects the components of amortized intangible assets, included in “Intangible assets, net” on the consolidated balance sheets:

	December 29, 2018		December 30, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Non-compete agreements	$3,358	$886	$3,408	$397
Favorable leases	7,738	4,282	8,251	4,332
Pharmacy customer prescription lists	6,354	4,377	6,810	4,210
Customer relationships	57,937	7,835	57,937	4,173
Trade names	1,068	536	1,068	386
Franchise fees and other	1,064	422	1,047	381
Total	$77,519	$18,338	$78,521	$13,879

The weighted average amortization periods for amortizable intangible assets as of December 29, 2018 are as follows:

Non-compete agreements	6.3 years
Favorable leases	15.2 years
Pharmacy customer prescription lists	8.1 year
Customer relationships	16.1 years
Trade names	7.0 years
Franchise fees and other	9.6 years

Amortization expense for intangible assets was $5.8 million, $5.5 million and $3.0 million for 2018, 2017 and 2016, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(In thousands)	2019	2020	2021	2022	2023
Amortization expense	$5,654	$5,300	$4,672	$4,403	$4,314

Indefinite-lived intangible assets that are not amortized, consisting primarily of trade names and licenses for the sale of alcoholic beverages, totaled $69.7 million and $69.8 million as of December 29, 2018 and December 30, 2017, respectively.

Note 6 – Restructuring, Asset Impairment and Other Charges

The following table provides the activity of reserves for closed properties for 2018, 2017 and 2016. Reserves for closed properties recorded in the consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at January 2, 2016	$14,448	$—	$14,448
Provision for closing charges	13,925	—	13,925
Provision for severance	—	919	919
Changes in estimates	689	(40)	649
Lease termination adjustments	(2,437)	—	(2,437)
Accretion expense	675	—	675
Payments	(5,368)	(879)	(6,247)
Balance at December 31, 2016	21,932	—	21,932
Provision for closing charges	3,852	—	3,852
Provision for severance	—	624	624
Changes in estimates	1,191	(163)	1,028
Lease termination adjustments	(2,600)	—	(2,600)
Accretion expense	526	—	526
Payments	(7,012)	(458)	(7,470)
Balance at December 30, 2017	17,889	3	17,892
Provision for closing charges	4,499	—	4,499
Provision for severance	—	153	153
Changes in estimates	(1,181)	—	(1,181)
Other	554	—	554
Accretion expense	579	—	579
Payments	(5,954)	(156)	(6,110)
Balance at December 29, 2018	$16,386	$—	$16,386

Included in the liability are lease obligations recorded at the present value of future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease income, calculated using a risk-free interest rate.

Restructuring, asset impairment and other charges included in the consolidated statements of operations consisted of the following:

(In thousands)	2018	2017	2016
Asset impairment charges	$2,630	$33,679	$15,586
Charge on customer advance	32,000	—	—
Provision for closing charges	4,499	3,852	13,925
(Gain) loss on sales of assets related to closed facilities	(1,352)	998	(134)
Provision for severance	153	624	919
Other costs associated with distribution center and store closings	797	1,851	3,692
Changes in estimates	(1,181)	1,028	865
Lease termination adjustments	—	(2,600)	(2,737)
	$37,546	$39,432	$32,116

The charge on the customer advance relates to an independent retailer customer which is not expected to be fully recoverable and was therefore written down to its estimated realizable value, resulting in a charge of $32.0 million. See Note 15 – Concentration of Credit Risk for further information. Asset impairment charges in all years were incurred on long-lived assets primarily in the Retail segment due to the economic and competitive environment of certain stores and in conjunction with the Company’s retail store rationalization plan. The changes in estimates primarily relate to revised estimates performed in the current year related to lease turnover, ancillary costs and sublease income associated with previously closed locations, which were lower than the previous expectations at certain properties in the current year and reflected the deterioration of the condition of certain properties in 2017 and 2016. Lease termination adjustments represent the benefits recognized in connection with lease buyouts negotiated related to previously closed stores.

Long-lived assets are analyzed for impairment whenever circumstances arise that could indicate the carrying value of long-lived assets may not be recoverable. If such circumstances exist, the Company estimates future cash flows expected from the use of the assets and any proceeds from their eventual disposition. If the sum of the expected cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is equal to the excess of the carrying amount of the assets over the discounted future cash flows. When analyzing the assets for impairment, assets are grouped at the lowest level of identifiable cash flows that are largely independent of the cash flows of other groups of assets.

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 8, Fair Value Measurements. Assets consisting of property and equipment with a book value of $3.7 million were measured at a fair value of $1.1 million, resulting in impairment charges of $2.6 million in 2018. Assets consisting primarily of property and equipment with a book value of $48.6 million were measured at a fair value of $14.9 million, resulting in an impairment charge of $33.7 million in 2017. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	December 29,	December 30,
(In thousands)	2018	2017
Senior secured revolving credit facility, due December 2023	$600,852	$707,492
Senior secured term loan, due December 2023	60,000	—
Capital lease obligations (Note 10)	39,558	42,904
Other, 2.61% - 8.75%, due 2019 - 2024	4,447	5,972
Total debt – Principal	704,857	756,368
Unamortized debt issuance costs	(6,797)	(6,417)
Total debt	698,060	749,951
Less current portion	18,263	9,196
Total long-term debt	$679,797	$740,755

On December 18, 2018, SpartanNash Company and certain of its subsidiaries entered into an amendment (the “Amendment”) to the Company’s Amended and Restated Loan and Security Agreement (the “Credit Agreement”). The principal changes of the amendment included an extension of the maturity date of the loans from December 20, 2021 to December 18, 2023, the ability to increase the size of the Tranche A revolving loan to $975 million from $900 million, an amendment to the interest rate grid such that rates for the Tranche A-1 revolving loans ($40 million capacity) are now LIBOR plus 2.25% to LIBOR plus 2.50%, a reload of the Tranche A-2 term loan ($60 million capacity) and a reset of certain advance rates for the borrowing base. The Company has the ability to increase the size of the Credit Agreement by an additional $325 million, subject to certain conditions in the Credit Agreement. The Company’s obligations under the related Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

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

Borrowings under the three tranches of the credit facility bear interest at the Company’s option as either Eurodollar loans or Base Rate loans, subject to a grid based upon Excess Availability. The interest rate terms for each of the aforementioned tranches are as follows:

Credit	Outstanding as of
Facility	December 29, 2018
Tranche	(In thousands)	Eurodollar Rate	Base Rate
Tranche A	$569,601	LIBOR plus 1.25% to 1.50%	Greater of:	(i) the Federal Funds Rate plus 0.75% to 1.00%
				(ii) the Eurodollar Rate plus 2.25% to 2.50%
				(iii) the prime rate plus 0.25% to 0.50%
Tranche A-1	$31,251	LIBOR plus 2.25% to 2.50%	Greater of:	(i) the Federal Funds Rate plus 1.75% to 2.00%
				(ii) the Eurodollar Rate plus 2.25% to 2.50%
				(iii) the prime rate plus 1.25% to 1.50%
Tranche A-2	$60,000	LIBOR plus 5.25%	Greater of:	(i) the Federal Funds Rate plus 4.75%
				(ii) the Eurodollar Rate plus 5.25%
				(iii) the prime rate plus 4.25%

The Company also incurs an unused line of credit fee on the unused portion of the loan commitments at a rate of 0.25%.

The Credit Agreement requires that the Company maintain Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company is in compliance with all financial covenants as of December 29, 2018 and had Excess Availability after the 10% requirement of $262.0 million and $132.7 million at December 29, 2018 and December 30, 2017, respectively. The Credit Agreement provides for the issuance of letters of credit, of which $11.7 million and $9.2 million were outstanding as of December 29, 2018 and December 30, 2017, respectively.

The weighted average interest rate for all borrowings, including loan fee amortization, was 4.08% for 2018.

At December 29, 2018, aggregate annual maturities and scheduled payments of long-term debt are as follows:

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Total borrowings	$18,263	$16,569	$13,911	$13,341	$623,559	$19,214	$704,857

Note 8 – Fair Value Measurements

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill and long-lived asset impairment charges, refer to Note 5, Goodwill and Other Intangible Assets, and Note 6, Restructuring, Asset Impairment and Other Charges. At December 29, 2018 and December 30, 2017, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	December 29,	December 30,
(In thousands)	2018	2017
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and capital lease obligations	$18,263	$9,196
Long-term debt and capital lease obligations	686,594	747,172
Total book value of debt instruments	704,857	756,368
Fair value of debt instruments, excluding debt financing costs	705,875	757,966
Excess of fair value over book value	$1,018	$1,598

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

The fair value of contingent consideration is measured using a discounted cash flow model incorporating projected payment dates, discount rates, probabilities of payment, and projected EBITDA. Projected EBITDA amounts are based on initial deal model forecasts at the time of acquisition as well as the Company’s most recent internal operational budget and include a probability weighted range of outcomes. Changes in projected EBITDA, probabilities of payment, discount rates, or projected payment dates may result in higher or lower fair value measurements. The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs as of December 29, 2018:

Unobservable Input	Range
Discount rate	11.80%
Probability of payments	0% - 100%
Projected year(s) of payments	2019

As of December 29, 2018, the fair value of contingent consideration receivable and payable associated with the Caito and BRT acquisition was $18.4 million and $3.4 million, respectively. The net receivable of $15 million is recorded in other current assets, net in the consolidated balance sheets as there is a right of offset for the payable and receivable. Upon payment, the portion of the contingent consideration related to the acquisition date fair value is reported as a financing activity in the consolidated statements of cash flows. Amounts received or paid in excess of the acquisition date fair value are reported as an operating activity in the consolidated statements of cash flows.

Note 9 – Commitments and Contingencies

The Company subleases property at certain locations and for 2018, 2017 and 2016, received rental income of $3.6 million, $3.4 million and $4.8 million, respectively. In the event of customer default, the Company would be responsible for fulfilling these lease obligations. Future payment obligations under these leases are disclosed in Note 10, Leases. Contingencies related to credit risk and collectability are disclosed in Note 15, Concentration of Credit Risk.

Unions represent approximately 9% of SpartanNash’s associates. These associates are covered by collective bargaining agreements (“CBAs”). The facilities covered by CBAs, the unions representing the covered associates and the expiration dates for each existing CBA are provided in the following table:

Distribution Center Locations	Union Locals	Expiration Dates
Norfolk, Virginia	IBT 822	April 2019
Columbus, Georgia	IBT 528	September 2019
Grand Rapids, Michigan	IBT 406	October 2019
Landover, Maryland	IBT 639	February 2021
Lima, Ohio	IBT 908	January 2022
Bellefontaine, Ohio GTL Truck Lines, Inc. (a)	IBT 908	February 2022
Bellefontaine, Ohio General Merchandise Service Division (a)	IBT 908	February 2022
(a)	The Company is in the process of negotiating contract extensions at these locations, which have been updated with the contemplated expiration dates.

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

The Company contributes to the Central States Southeast and Southwest Pension Fund (“Central States Plan” or “the Plan”), a multi-employer pension plan, in accordance with provisions in place in collective bargaining agreements covering its supply chain operations in Bellefontaine, Lima, and Grand Rapids. This Plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by contributing employers and unions; however, SpartanNash is not a trustee of the Plan. The trustees typically are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets held in trust and the overall administration of the plan. The Company currently contributes to the Plan under the terms outlined in the “Primary Schedule” of Central States’ Rehabilitation Plan or those outlined in the “Default Schedule.” Both the Primary and Default schedules require varying increases in employer contributions over the previous year’s contribution. Increases are negotiated within each collective bargaining agreement and vary by location. The Plan continues to be in red zone status, and according to the Pension Protection Act (“PPA”), is considered to be in “critical and declining” zone status. Among other factors, plans in the “critical and declining” zone are generally less than 65% funded and are projected to become insolvent within the next 15 years (or 20 years depending on the ratio of active-to-inactive participants).

Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the underfunding would be. Management is not aware of any significant change in funding levels since December 29, 2018. To reduce this underfunding, management expects meaningful increases in expense as a result of required incremental multi-employer pension plan contributions in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 10 – Leases

A portion of the Company’s retail stores and warehouses are operated in leased facilities. The Company also leases small ancillary warehouse facilities, the majority of the tractors and trailers within its fleet, and certain other equipment. Most of the property leases contain renewal options of varying terms. Terms of certain leases contain provisions requiring payment of percentage rent based on sales and payment of executory costs such as property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premises. Terms of certain leases of transportation equipment contain provisions requiring payment of percentage rent based upon miles driven. Certain properties or portions thereof are subleased to others. Operating leases often contain renewal options. In those locations in which it makes economic sense to continue to operate, management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Rental expense, net of sublease income, under operating leases consisted of the following:

(In thousands)	2018	2017	2016
Minimum rentals	$61,774	$55,159	$57,478
Contingent rent (reductions) increases	(219)	(237)	314
Sublease rental income	(3,554)	(3,407)	(4,830)
Total	$58,001	$51,515	$52,962

The Company’s total future lease commitments under operating and capital leases in effect at December 29, 2018 are as follows:

	Operating Leases
	Used in	Subleased		Capital
(In thousands)	Operations	to Others	Total	Leases
2019	$54,098	$1,039	$55,137	$9,091
2020	47,212	817	48,029	7,049
2021	39,887	694	40,581	5,377
2022	32,299	468	32,767	4,685
2023	25,419	357	25,776	3,912
Thereafter	75,626	147	75,773	25,152
Total	$274,541	$3,522	$278,063	55,266
	Interest			(15,708)
	Present value of minimum lease obligations			39,558
	Current maturities			6,840
	Long-term capital lease obligations			$32,718

Assets held under capital leases consisted of the following:

	December 29,	December 30,
(In thousands)	2018	2017
Building and improvements	$57,326	$60,398
Equipment	6,889	3,727
Assets under capital leases	64,215	64,125
Less accumulated amortization and depreciation	30,774	29,518
Net assets under capital leases	$33,441	$34,607

Amortization expense for property under capital leases was $4.3 million, $4.4 million and $5.2 million in 2018, 2017 and 2016, respectively.

Certain retail store facilities, either owned or obtained through leasing arrangements, are leased to others. A majority of the leases provide for minimum and contingent rentals based upon stipulated sales volumes and contain renewal options. Certain of the leases contain escalation clauses.

Owned assets, included in property and equipment, which are leased to others are as follows:

	December 29,	December 30,
(In thousands)	2018	2017
Land and improvements	$7,389	$6,515
Buildings	28,932	24,236
Owned assets leased to others	36,321	30,751
Less accumulated amortization and depreciation	10,044	8,123
Net owned assets leased to others	$26,277	$22,628

Future minimum rentals to be received under lease obligations in effect at December 29, 2018 are as follows:

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Owned property	$4,876	$4,540	$4,243	$3,773	$2,754	$20,002	$40,188
Leased property	2,993	2,594	1,888	1,597	1,274	3,316	13,662
Total	$7,869	$7,134	$6,131	$5,370	$4,028	$23,318	$53,850

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

Defined Contribution Plans

Expense for employer matching and profit-sharing contributions made to defined contribution plans totaled $7.0 million, $7.9 million and $11.9 million in 2018, 2017 and 2016, respectively.

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

The Company holds variable universal life insurance policies on certain key associates intended to fund distributions under the deferred compensation plan referenced above. The net cash surrender value of approximately $4.3 million at both December 29, 2018 and December 30, 2017, respectively, is recorded in “Other assets, net” in the consolidated balance sheets. These policies have an aggregate amount of life insurance coverage of approximately $15.0 million.

Defined Benefit Plans

The Company sponsors the SpartanNash Company Pension Plan (the “Pension Plan”), a frozen defined benefit pension plan. On February 28, 2018, the Company’s Board of Directors granted approval to proceed with terminating the frozen Pension Plan and the Plan was terminated on July 31, 2018. The Company will offer participants the option to receive an annuity or lump sum distribution which may be rolled over into another qualified plan. The distribution of assets to plan participants is expected to be completed in the third quarter of 2019. The Company will incur a one-time, pre-tax settlement charge estimated to be approximately $20 million to $21 million to recognize the deferred losses in AOCI upon distribution of the Plan assets and related recognition of the settlement as well as other termination expenses. The Company expects the Plan termination will reduce administrative fees and premium funding costs in future periods.

The pension benefits are primarily based on years of service and compensation, with some differences resulting from the nature of how benefits were calculated under the Company’s legacy defined benefit plans, as described below. On December 31, 2014, the Retirement Plan for Employees of Super Food Services, Inc. (“Super Foods Plan”) was merged into the Spartan Stores, Inc. Cash Balance Pension Plan (“Cash Balance Pension Plan”) and renamed the SpartanNash Company Pension Plan. The merging of the plans resulted in lower administrative fees and reduced cash funding. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act of 1976 (“ERISA”). As of December 29, 2018, plan assets consist principally of U.S. government and corporate obligations.

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

If lump sum distributions are made in an amount exceeding annual interest cost, settlement accounting is triggered, and the resulting settlement expense is recorded as a component of total pension expense (income). Lump sum distributions of $3.3 million, $2.6 million and $2.8 million were made and resulting pension settlement charges of $0.8 million, $0.5 million and $0.7 million were incurred in 2018, 2017 and 2016, respectively.

Postretirement Medical Plans

SpartanNash Company and certain subsidiaries provide healthcare benefits to retired associates under the SpartanNash Company Retiree Medical Plan (the “Retiree Medical Plan”). Former Spartan Stores, Inc. associates hired prior to January 1, 2002 who were not covered by CBAs during their employment and who have at least 10 years of service and have attained age 55 upon retirement qualify as “covered associates.” Covered associates who retired prior to March 31, 1992 receive major medical insurance with deductible and coinsurance provisions until age 65 and Medicare supplemental benefits thereafter. Covered associates retiring after April 1, 1992 are eligible for monthly postretirement healthcare benefits of $5 multiplied by the associate’s years of service. This benefit is in the form of a credit against the monthly insurance premium. The retiree pays the balance of the premium.

The following tables set forth the actuarial present value of benefit obligations, funded status, changes in benefit obligations and plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for the Company’s significant pension and postretirement benefit plans, excluding multi-employer plans. The prepaid, current accrued, and noncurrent accrued benefit costs associated with pension and postretirement benefits are reported in “Prepaid expenses and other current assets,” “Other assets, net,” “Accrued payroll and benefits,” and “Postretirement benefits,” respectively, in the consolidated balance sheets.

	Pension Plan		Retiree Medical Plan
	December 29,	December 30,	December 29,	December 30,
(In thousands, except percentages)	2018	2017	2018	2017
Funded Status
Projected/Accumulated benefit obligation:
Balance at beginning of year	$80,153	$80,350	$10,199	$9,663
Service cost	—	—	195	184
Interest cost	2,283	2,345	339	345
Actuarial (gain) loss	(1,578)	4,662	(961)	303
Benefits paid	(7,583)	(7,204)	(329)	(296)
Balance at end of year	$73,275	$80,153	$9,443	$10,199

Fair value of plan assets:
Balance at beginning of year	$81,255	$81,982	$—	$—
Actual (loss) return on plan assets	(931)	6,477	—	—
Company contributions	1,500	—	329	296
Benefits paid	(7,583)	(7,204)	(329)	(296)
Balance at end of year	$74,241	$81,255	$—	$—
Funded (unfunded) status	$966	$1,102	$(9,443)	$(10,199)

Components of net amount recognized in consolidated balance sheets:
Current assets	$966	$—	$—	$—
Noncurrent assets	—	1,102	—	—
Current liabilities	—	—	(437)	(417)
Noncurrent liabilities	—	—	(9,006)	(9,782)
Net asset (liability)	$966	$1,102	$(9,443)	$(10,199)

Amounts recognized in AOCI:
Net actuarial loss	$19,885	$18,205	$629	$1,678
Prior service credit	—	—	(92)	(250)
Accumulated other comprehensive loss	$19,885	$18,205	$537	$1,428

Weighted average assumptions at measurement date:
Discount rate	3.48%	3.45%	4.41%	3.72%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%

	Pension Plan			Retiree Medical Plan
(In thousands, except percentages)	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$195	$184	$187
Interest cost	2,283	2,345	2,977	339	345	345
Amortization of prior service cost	—	—	—	(158)	(158)	(158)
Expected return on plan assets	(3,631)	(3,836)	(4,269)	—	—	—
Recognized actuarial net loss	417	221	706	88	59	42
Net periodic benefit (income) cost	$(931)	$(1,270)	$(586)	$464	$430	$416
Settlement expense	785	548	692	—	—	—
Total net periodic benefit (income) cost	$(146)	$(722)	$106	$464	$430	$416

Weighted average assumptions used to determine net periodic benefit cost (income):
Discount rate	3.45%	3.82%	4.04%	3.72%	4.26%	4.55%
Expected return on plan assets	4.84%	4.83%	5.05%	N/A	N/A	N/A

The net actuarial loss and prior service cost included in AOCI and expected to be recognized in net periodic benefit cost in 2019 are as follows:

			Retiree
(In thousands)	Pension Plan		Medical Plan
Prior service credit	$	N/A	$(92)
Net actuarial loss		207	—

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

	2018	2017	2016
Pre-65	N/A	N/A	7.50%
Post-65	8.00%	8.40%	8.40%

The effect of a one-percentage point increase or decrease in assumed healthcare cost trend rates on the total service and interest components and the post-retirement benefit obligations would be less than $0.1 million.

Expected Return on Assets and Investment Strategy

The Company has assumed an average long-term expected return on the Pension Plan assets of 2.80% as of December 29, 2018. The expected return assumption was modeled by third-party investment portfolio managers, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. Determining projected stock and bond returns and then applying these returns to the target asset allocations of the plan assets developed the expected return. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. This overall return assumption is believed to be reasonable over a longer-term period that is consistent with the liabilities.

The Company has historically followed an investment policy for the Pension Plan with a long-term asset allocation mix designed to meet the long-term retirement obligations by investing in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs. In the current year, in the context of the Pension Plan termination and the expected distribution of the related assets, the Company has revised the asset mix to include a higher allocation of fixed income securities, which reduce the Pension Plan’s exposure to market volatility. Certain of the fixed income investments have a duration of 90 days or less, and as such are classified as cash equivalents. The following table summarizes both the targeted allocation of the Pension Plan’s asset allocation by asset category and actual allocations as of December 29, 2018 and December 30, 2017:

	Target	Actual
	December 29,	December 29,	December 30,
Asset Category	2018	2018	2017
Equity securities	—%	—%	19.3%
Fixed income	100.0	100.0	80.7
Total	100.0%	100.0%	100.0%

The investment policy emphasizes the following key objectives: (1) provide benefit security to participants by maximizing the return on plan assets at an acceptable risk level, (2) maintain adequate liquidity for current benefit payments, (3) avoid unexpected increases in pension expense, and (4) within the scope of the above objectives, minimize long term funding to the plan.

The fair values of the Pension Plan assets at December 29, 2018 and December 30, 2017, by asset category, are as follows:

	Fair Value of Assets as of December 29, 2018
(In thousands)	Total	Level 1	Level 2	Level 3	NAV (a)
Mutual funds	$20,124	$—	$—	$—	$20,124
Pooled funds	29,576	—	—	—	29,576
Money market fund	11,992	—	11,992	—	—
Guaranteed annuity contracts	12,549	—	—	12,549	—
Total fair value	$74,241	$—	$11,992	$12,549	$49,700

	Fair Value of Assets as of December 30, 2017
(In thousands)	Total	Level 1	Level 2	Level 3	NAV (a)
Mutual funds	$18,194	$—	$—	$—	$18,194
Pooled funds	48,133	—	—	—	48,133
Money market fund	1,037	—	1,037	—	—
Guaranteed annuity contracts	13,891	—	—	13,891	—
Total fair value	$81,255	$—	$1,037	$13,891	$66,327
(a)	Assets are measured at net asset value (“NAV”) (or its equivalent) on a non-active market, and therefore, have not been classified in the fair value hierarchy.

Level 3 assets consist of guaranteed annuity contracts. A reconciliation of the beginning and ending balances for Level 3 assets is as follows:

(In thousands)	December 29, 2018	December 30, 2017
Balance at beginning of year	$13,891	$15,426
Purchases, sales, issuances and settlements, net	(1,712)	(2,222)
Interest income	588	552
Unrealized gains	(218)	135
Balance at end of year	$12,549	$13,891

See Note 8 for a discussion of the levels of the fair value hierarchy. The fair value measurement level used is based on the lowest level of any input that is significant to the fair value measurement.

The following is a description of the valuation methods used for the Pension Plan’s assets measured at fair value in the above tables:

Money market fund: The carrying value approximates fair value. Money market funds are valued on a daily basis at NAV using the amortized cost of the securities held in the fund. Since amortized cost does not meet the criteria for an active market, money market funds are classified within Level 2 of the fair value hierarchy of ASC 820.

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

Pooled Funds: The plan holds units of various Aon Hewitt Group Trust Funds offered through a private placement. The units are valued daily using NAV as a practical expedient to estimate fair value. NAVs are based on the fair value of each fund’s underlying investments and are not classified in the fair value hierarchy. The practical expedient is not used when it is determined to be probable that the investment will be sold for an amount different than the reported NAV.

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

The Company expects to make contributions in 2019 of $0.4 million to the Retiree Medical Plan. The Company expects to make contributions in 2019 of between $0 and $0.5 million to the Pension Plan depending on actual termination costs and the value of Pension Plan assets upon final distribution.

The following estimated benefit payments are expected to be paid in the following fiscal years:

(In thousands)	2019	2020	2021	2022	2023	2024 to 2028
Pension benefits	$74,570	$—	$—	$—	$—	$—
Post-retirement medical benefits	437	480	520	557	590	3,283

Future benefit payments of pension benefits in 2019 include routine benefit payments as well as lump sum distributions and annuitization in connection with the Plan termination.

Multi-Employer Health and Welfare Plans

In addition to the plans described above, the Company participates in the Michigan Conference of Teamsters and Ohio Conference of Teamsters Health and Welfare plans. The Company contributes to these multi-employer plans under the terms contained in existing CBAs and in the amounts set forth within these agreements. The health and welfare plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active associates and retirees, as determined by the trustees of the plan. The Company’s contributions largely benefit active associates, and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts for postretirement benefits from contribution amounts paid for active participants in the plan. These plans have a significant surplus of funds held in reserve in excess of claims incurred, and there is no potential withdrawal liability related to the Company’s participation in the plans. With respect to the Company’s participation in these plans, expense is recognized as contributions are funded. The Company contributed $13.8 million, $14.1 million and $14.3 million to these plans in 2018, 2017 and 2016, respectively.

Multi-Employer Pension Plan

The Company also contributes to the Central States Plan, a multi-employer plan defined previously, under the terms of CBAs that cover its union-represented associates and in the amounts set forth within these agreements. The Company is party to four CBAs that require contributions to the Plan with expiration dates ranging from April 2019 to January 2022 or which the Company is in the process of negotiating and have a contemplated expiration date of February 2022. These CBAs cover warehouse personnel and drivers in Grand Rapids, Michigan and Bellefontaine and Lima, Ohio. With respect to the Company’s participation in the Central States Plan (EIN 36-60442343 / Pension Plan Number 001), expense is recognized as contributions are funded. The Company contributed $13.3 million, $13.4 million and $13.4 million to this plan in 2018, 2017 and 2016, respectively. The contributions made by the Company represent less than five percent of the Plan’s total contributions in 2018.

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

The PPA zone status of the Plan, which is based on information the Company received from the Plan and is certified by the Plan’s actuary, is “critical and declining” for the Plan’s two most recent fiscal years ending December 31, 2018 and 2017. Among other factors, plans in the “critical and declining” zone are generally less than 65% funded and projected to become insolvent within the next 15 years (or 20 years depending on the ratio of active-to-inactive participants). A rehabilitation plan has been implemented by the trustees of the Plan, and the CBAs that cover warehouse personnel and drivers in the Bellefontaine and Lima, Ohio distribution centers have permanent surcharges imposed due to the failure to adopt the trustee recommended rehabilitation plan. Refer to Note 9, Commitments and Contingencies, for further information regarding the Company’s participation in the Central States Plan. As of the date the consolidated financial statements were issued, Form 5500 was not available for the plan year ended December 31, 2018.

Note 12 – Accumulated Other Comprehensive Income or Loss

AOCI represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments.

Changes in AOCI are as follows:

(In thousands)	2018	2017	2016
Balance at beginning of the year, net of tax	$(15,136)	$(11,437)	$(11,447)
Other comprehensive loss before reclassifications	(2,026)	(2,448)	(643)
Income tax benefit	458	934	236
Other comprehensive loss, net of tax, before reclassifications	(1,568)	(1,514)	(407)
Amortization of amounts included in net periodic benefit cost (a)	1,204	799	657
Income tax expense (b)	(259)	(302)	(240)
Amounts reclassified out of AOCI, net of tax	945	497	417
Other comprehensive (loss) income, net of tax	(623)	(1,017)	10
Reclassification of stranded tax effects (c)	—	(2,682)	—
Balance at end of the year, net of tax	$(15,759)	$(15,136)	$(11,437)
(a)

Reclassified from AOCI into Other, net, or Selling, general and administrative expense. Amortization of amounts included in net periodic benefit cost includes amortization of prior service cost and amortization of net actuarial loss.

(b)	Reclassified from AOCI into Income taxes expense.
(c)	Reclassification reflects the impact of ASU 2018-02, which allowed stranded tax effects from the Tax Cuts and Jobs Act to be reclassified from AOCI to retained earnings.

Note 13 – Income Tax

The income tax provision for continuing operations is made up of the following components:

(In thousands)	2018	2017	2016
Current income tax (benefit) expense:
Federal	$(1,607)	$366	$22,936
State	1,107	528	3,210
Total current income tax (benefit) expense	(500)	894	26,146
Deferred income tax expense (benefit):
Federal	8,370	(72,842)	6,509
State	(963)	(7,079)	252
Total deferred income tax expense (benefit)	7,407	(79,921)	6,761
Total income tax expense (benefit)	$6,907	$(79,027)	$32,907

A reconciliation of the statutory federal rate to the effective rate is as follows:

	2018	2017	2016
Federal statutory income tax rate	21.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	1.7	3.1	2.5
Stock compensation	0.7	1.0	—
Non-deductible expenses	0.6	(0.3)	0.5
Domestic production activities deduction	—	0.1	(0.3)
Charitable product donations	(0.6)	0.4	(0.5)
Other, net	(0.9)	0.8	(0.6)
Federal rate change effect on deferred taxes	(1.2)	19.7	—
Tax credits	(1.8)	0.2	—
Change in tax contingencies	(2.5)	—	—
Effective income tax rate	17.0%	60.0%	36.6%

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

In connection with initial analysis of the impact of the Tax Act, the Company recorded a provisional discrete income tax benefit of $26.0 million in the period ended December 30, 2017 associated with the re-measurement of deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate tax rate. In the third quarter of 2018, the Company completed its accounting for the income tax effects of certain elements of the Tax Act, resulting in an income tax benefit of $0.5 million.

Deferred tax assets and liabilities resulting from temporary differences as of December 29, 2018 and December 30, 2017 are as follows:

	December 29,	December 30,
(In thousands)	2018	2017
Deferred tax assets:
Employee benefits	$17,330	$19,311
Accrued workers' compensation	1,402	1,620
Allowance for doubtful accounts	10,171	1,974
Intangible assets	—	56
Restructuring	1,806	2,322
Deferred revenue	1,269	1,552
Accrued rent	3,196	3,853
Accrued insurance	1,150	921
State net operating loss carryforwards (a)	2,656	37
All other	3,917	2,688
Total deferred tax assets	42,897	34,334

Deferred tax liabilities:
Property and equipment	41,315	34,199
Inventory	32,401	31,454
Goodwill	15,763	10,083
Intangible assets	1,011	—
All other	1,661	648
Total deferred tax liabilities	92,151	76,384
Net deferred tax liability	$49,254	$42,050
(a)	At December 29, 2018, the Company had gross state net operating losses in various taxing jurisdictions totaling $3.4 million, which expire in tax years 2021 through 2038 if not utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 29,	December 30,
(In thousands)	2018	2017
Balance at beginning of year	$2,408	$2,369
Gross increases - tax positions taken in prior years	163	213
Gross decreases - tax positions taken in prior years	(171)	(123)
Gross increases - tax positions taken in current year	894	872
Lapse of statute of limitations	(1,817)	(923)
Balance at end of year	$1,477	$2,408

Unrecognized tax benefits of $0.9 million are set to expire prior to December 28, 2019. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amount recognized due to a lapse in the statute of limitations that reduced the Company’s effective income tax rate in 2018 was $1.0 million. The amount of unrecognized tax benefits, including interest and penalties, that would reduce the Company’s effective income tax rate if recognized in future periods was $0.3 million as of December 29, 2018.

SpartanNash or its subsidiaries file income tax returns with federal, state and local tax authorities within the United States. With few exceptions, SpartanNash is no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years before the year ended January 3, 2015. Income tax returns related to the former Nash-Finch Company are no longer subject to U.S. federal, state or local examinations by tax authorities.

Note 14 – Stock-Based Compensation

The Company sponsors a shareholder-approved 10-year stock incentive plan covering 2,500,000 shares of SpartanNash’s common stock. The SpartanNash Company Stock Incentive Plan of 2015 (the “2015 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards to directors, officers and other key associates. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. Holders of restricted stock and stock awards are entitled to participate in cash dividends and dividend equivalents. As of December 29, 2018, a total of 1,475,633 shares remained unissued under the 2015 Plan.

All outstanding unvested stock options and unvested shares of restricted stock vest immediately upon a “Change in Control,” as defined by the Plan. The Company has not issued any stock options since 2009 and all outstanding options are vested.

The following table summarizes stock option activity for 2018, 2017 and 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic Value
	Under Options	Price	Life Years	(in thousands)
Options outstanding and exercisable at January 2, 2016	308,793	$21.15	2.46	$773
Exercised	(107,338)	23.46		1,043
Cancelled/Expired	(938)	14.36
Options outstanding and exercisable at December 31, 2016	200,517	19.94	1.65	3,929
Exercised	(152,589)	21.02		1,832
Cancelled/Expired	—	—
Options outstanding and exercisable at December 30, 2017	47,928	16.52	1.07	487
Exercised	(20,476)	13.87
Cancelled/Expired	(14,400)	22.69
Options outstanding and exercisable at December 29, 2018	13,052	$13.87	0.37	$39

Cash received from option exercises was $0.3 million, $3.2 million and $2.5 million in 2018, 2017 and 2016, respectively.

Restricted shares awarded to associates vest ratably over a four-year service period and over one year for grants to the Board of Directors. Awards are subject to forfeiture and certain transfer restrictions prior to vesting. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the required service period.

The following table summarizes restricted stock activity for 2018, 2017 and 2016:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Outstanding and nonvested at January 2, 2016	637,555	$24.75
Granted	314,944	28.34
Vested	(255,156)	24.56
Forfeited	(37,200)	25.80
Outstanding and nonvested at December 31, 2016	660,143	26.48
Granted	296,297	34.68
Vested	(258,183)	25.90
Forfeited	(84,513)	29.11
Outstanding and nonvested at December 30, 2017	613,744	30.32
Granted	482,572	17.00
Vested	(260,644)	28.89
Forfeited	(12,853)	23.52
Outstanding and nonvested at December 29, 2018	822,819	$23.07

The total fair value of shares vested was $4.8 million, $9.3 million and $6.6 million in 2018, 2017 and 2016, respectively.

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the consolidated statements of operations, and related tax benefits were as follows:

(In thousands)	2018	2017	2016
Restricted stock	$7,646	$9,611	$7,936
Tax benefits	(2,242)	(3,440)	(2,976)
Stock-based compensation expense, net of tax	$5,404	$6,171	$4,960

As of December 29, 2018, total unrecognized compensation cost related to non-vested share-based awards granted under the stock incentive plans was $4.2 million for restricted stock. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.4 years for restricted stock. All compensation costs related to stock options have been recognized.

The Company recognized tax deductions of $5.6 million, $11.6 million and $8.0 million related to the exercise of stock options and the vesting of restricted stock in 2018, 2017 and 2016, respectively.

The Company sponsors a stock bonus plan covering 300,000 shares of SpartanNash common stock. Under the provisions of this plan, certain officers and key associates may elect to receive a portion of their annual bonus in common stock rather than cash and will be granted additional shares of common stock worth 20% of the portion of the bonus they elect to receive in stock. After the shares are issued, the holder is not able to sell or otherwise transfer the shares until the end of the holding period, which is currently 24 months. Compensation expense is recorded based upon the market price of the stock as of the measurement date. During the year, the Company authorized the issuance of an additional 45,000 shares to be granted by the stock bonus plan. A total of 45,000 shares remained unissued under the stock bonus plan at December 29, 2018.

The Company also sponsors an associate stock purchase plan covering 200,000 shares of SpartanNash common stock. The plan provides that associates of the Company may purchase shares at 95% of the fair market value. As of December 29, 2018, a total of 100,412 shares had been issued under the plan.

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

In the ordinary course of business, the Company may advance funds to certain independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. As of December 29, 2018, the Company has an unearned advanced amount to one independent retailer for an amount representing approximately two percent of the Company’s total assets. The Company’s collateral related to the advanced funds is a security interest in select business assets of the independent retailer’s stores including select real property assets, and other collateral, including a personal guarantee, from the shareholder. Despite the collateral, the Company may be unable to realize the entire unearned portion of the funds advanced to this independent retailer, and accordingly, has evaluated the net estimated realizability of the advance. During the fourth quarter of 2017, and in the context of a state law receivership proceeding, the customer rationalized its retail store base and entered into a new supply agreement with the Company and assumed the obligation of the original agreement. In the fourth quarter of 2018, the customer defaulted on the terms of the supply agreement. As a result, the Company exercised its rights and filed a petition to place the customer in receivership. The Company performed an analysis of the net realizability of the underlying collateral which resulted in a $32.0 million charge in 2018.

In the ordinary course of business, the Company also subleases and assigns various leases to third parties. As of December 29, 2018, the Company estimates the present value of its maximum potential obligations for subleases and assigned leases to be approximately $5.9 million and $14.1 million, respectively.

Note 16 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

(In thousands)	2018	2017	2016
Non-cash financing activities:
Issuance of note payable as consideration for acquisition	$—	$2,460	$—
Recognition of investment in direct financing lease	—	2,295	—
Recognition of capital lease obligations	3,304	588	3,536
Derecognition of capital lease obligations	—	—	(6,068)
Deferred gain on derecognition of capital lease obligations	—	—	3,052
Non-cash investing activities:
Capital expenditures included in accounts payable	4,564	5,418	5,465
Derecognition of fixed assets under direct financing lease	—	2,295	—
Capital lease asset additions	3,304	588	3,536
Capital lease asset disposals	—	—	(3,016)
Acquisition financed through issuance of note payable	—	2,460	—
Other supplemental cash flow information:
Cash paid for interest	28,138	22,818	16,184
Net cash paid for taxes	139	10,657	35,836

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

The Company’s Food Distribution segment, consisting of 14 distribution centers as well as facilities to process fresh produce, proteins, and meal kits, supplies grocery products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmacy primarily to a diverse group of independent and chain retailers, food service distributors and the Company’s corporate owned retail stores. The Company also offers certain value-added services (e.g., accounting, payroll, marketing, etc.) to its independent retail customers. These services are not material to the Company’s financial statements. Sales to independent retailers and inter-segment sales are recorded based upon both a “cost plus” model and a “variable mark-up” model, which vary by commodity and servicing distribution center. To supply its wholesale customers, the Company operates a fleet of tractors, conventional trailers and refrigerated trailers and also provides managed freight solutions.

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

The Retail segment operated 139 corporate owned retail stores and 29 fuel centers, predominantly in the Midwest region, as of December 29, 2018. The Company’s retail stores typically offer dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products and health and beauty care products. The Company also offered pharmacy services in 83 of its corporate owned retail stores as of December 29, 2018.

Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

The following tables set forth information about the Company by reporting segment:

	Food
(In thousands)	Distribution	Military	Retail	Total
2018
Net sales to external customers	$3,991,450	$2,166,843	$1,906,259	$8,064,552
Inter-segment sales	842,934	—	—	842,934
Merger/acquisition and integration	3,581	4	1,352	4,937
Restructuring charges (gains), asset impairment and other charges	33,056	(801)	5,291	37,546
Depreciation and amortization	32,073	11,968	38,812	82,853
Operating earnings	48,752	5,647	16,113	70,512
Capital expenditures	33,271	3,530	34,694	71,495

2017
Net sales to external customers	$3,827,909	$2,144,022	$1,991,868	$7,963,799
Inter-segment sales	885,872	—	—	885,872
Merger/acquisition and integration	6,244	1,522	335	8,101
Goodwill impairment	—	—	189,027	189,027
Restructuring charges and asset impairment	1,317	500	37,615	39,432
Depreciation and amortization	30,255	11,626	41,359	83,240
Operating earnings (loss)	83,115	6,969	(196,759)	(106,675)
Capital expenditures	25,990	6,482	38,434	70,906

2016
Net sales to external customers	$3,281,025	$2,197,014	$2,083,045	$7,561,084
Inter-segment sales	918,095	—	—	918,095
Merger/acquisition and integration	3,703	1	3,255	6,959
Restructuring charges (gains) and asset impairment	5,068	(473)	27,521	32,116
Depreciation and amortization	21,397	11,484	44,365	77,246
Operating earnings	85,296	12,216	11,672	109,184
Capital expenditures	19,075	6,447	47,907	73,429

			December 29,	December 30,
(In thousands)			2018	2017
Total Assets
Food Distribution			$1,074,125	$1,085,621
Military			405,587	432,818
Retail			489,049	533,912
Discontinued operations			3,151	3,446
Total			$1,971,912	$2,055,797

Note 18 – Quarterly Financial Information (Unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not sum to the amount computed for the total year.

	2018
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands, except per share amounts)	52 Weeks	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Net sales	$8,064,552	$1,896,796	$1,886,730	$1,895,953	$2,385,073
Gross profit	1,110,406	245,390	256,142	265,660	343,214
Merger/acquisition and integration	4,937	1,406	521	804	2,206
Restructuring charges (gains), asset impairment and other charges	37,546	32,277	232	(1,164)	6,202
Earnings (loss) before income taxes and discontinued operations	40,698	(19,501)	19,919	23,085	17,195
Earnings (loss) from continuing operations	33,791	(14,027)	17,545	17,838	12,435
(Loss) earnings from discontinued operations, net of taxes	(219)	19	(80)	(66)	(92)
Net earnings	$33,572	$(14,008)	$17,465	$17,772	$12,343
Earnings (loss) from continuing operations per share:
Basic	$0.94	$(0.39)	$0.49	$0.50	$0.34
Diluted	0.94	(0.39)	0.49	0.50	0.34
Net earnings (loss) per share:
Basic	$0.93	$(0.39)	$0.49	$0.49	$0.34
Diluted	0.93	(0.39)	0.49	0.49	0.34
Dividends	$25,923	$6,471	$6,469	$6,457	$6,526

	2017
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands, except per share amounts)	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Net sales	$7,963,799	$1,885,500	$1,868,398	$1,856,199	$2,353,702
Gross profit	1,144,909	254,815	261,692	271,026	357,376
Merger/acquisition and integration	8,101	1,070	2,392	622	4,017
Goodwill impairment	189,027	—	189,027	—	—
Restructuring charges (gains) and asset impairment	39,432	2,799	35,626	(14)	1,021
(Loss) earnings before income taxes and discontinued operations	(131,644)	12,492	(199,897)	33,327	22,434
(Loss) earnings from continuing operations	(52,617)	34,710	(123,452)	21,060	15,065
Loss from discontinued operations, net of taxes	(228)	(103)	(54)	(31)	(40)
Net (loss) earnings	$(52,845)	$34,607	$(123,506)	$21,029	$15,025
(Loss) earnings from continuing operations per share:
Basic	$(1.41)	$0.94	$(3.31)	$0.56	$0.40
Diluted	(1.41)	0.94	(3.31)	0.56	0.40
Net (loss) earnings per share:
Basic	$(1.41)	$0.94	$(3.32)	$0.56	$0.40
Diluted	(1.41)	0.94	(3.32)	0.56	0.40
Dividends	$24,704	$6,055	$6,149	$6,245	$6,255

Note 19 – Subsequent Events

On December 31, 2018, the Company acquired all of the equity of Martin’s Super Markets (“Martin’s”) for $84.3 million, net of cash acquired. The purchase price is subject to customary working capital adjustments, as necessary. Founded in 1947 and headquartered in South Bend, Indiana, Martin’s currently operates 21 stores in Northern Indiana and Southwest Michigan with approximately 3,500 employees. For their fiscal year ended July 29, 2018, Martin’s had more than $450 million in net sales. Martin’s was an independent retailer and customer of the Company’s Food Distribution segment as of December 29, 2018, and sales from the Food Distribution segment to Martin’s will be eliminated going forward. The acquisition will expand the footprint of the Company’s Retail segment into northern Indiana and southwestern Michigan. The acquisition was funded with proceeds from the Company’s Credit Agreement (Note 7).

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and` Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of December 29, 2018 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

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

Management of SpartanNash Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that SpartanNash Company’s internal control over financial reporting was effective as of December 29, 2018.

The independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 29, 2018 as stated in their report on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SpartanNash Company and Subsidiaries

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SpartanNash Company and subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.

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

February 27, 2019

Changes in Internal Controls Over Financial Reporting

During the last fiscal quarter, there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is here incorporated by reference from the sections titled “The Board of Directors,” “SpartanNash’s Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” and “Transactions with Related Persons” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2019.

Item 11.  Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the section titled “Ownership of SpartanNash Stock” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2019.

The following table provides information about SpartanNash’s equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2018.

EQUITY COMPENSATION PLANS

			Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (1)
Plan Category	(1)	(2)	(3)
Equity compensation Plans approved by security holders (a)	13,052	13.87	1,475,633
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	13,052	13.87	1,475,633
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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and the table captioned “Board of Directors Committee Membership” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2019.

Item 14.  Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2019.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated February 27, 2019

Consolidated Balance Sheets at December 29, 2018 and December 30, 2017

Consolidated Statements of Operations for the years ended December 29, 2018, December 30, 2017 and December 31, 2016

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 29, 2018, December 30, 2017 and December 31, 2016

Consolidated Statements of Shareholders’ Equity for the years ended December 29, 2018, December 30, 2017 and December 31, 2016

Consolidated Statements of Cash Flows for the years ended December 29, 2018, December 30, 2017 and December 31, 2016

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

10.4

Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated November 21, 2017, among SpartanNash Company and certain of its subsidiaries, as borrowers, and Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party thereto. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 30, 2017. Incorporated herein by reference.

10.5

Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated December 18, 2018, among SpartanNash Company and certain of its subsidiaries, as borrowers, and Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party thereto. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on December 19, 2018. Incorporated herein by reference.

10.6*

Amended and Restated SpartanNash Company Executive Cash Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 3, 2015. Incorporated herein by reference.

10.7*	Summary of 2018 Long-Term Cash Incentive Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 21, 2018. Incorporated herein by reference.

10.8*	Summary of 2018 Annual Cash Incentive Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 21, 2018. Incorporated herein by reference.

10.9*	Summary of 2017 Long-Term Cash Incentive Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2017. Incorporated herein by reference.

10.10*	Summary of 2017 Annual Cash Incentive Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2017. Incorporated herein by reference.

10.11*

Form of 2016 Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 2016. Incorporated herein by reference.

10.12*	SpartanNash Company Stock Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Form S-8 filed on June 4, 2015. Incorporated herein by reference.

10.13*

SpartanNash Company Supplemental Executive Retirement Plan, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 27, 2010. Incorporated herein by reference.

Exhibit Number	Document

10.14*	SpartanNash Company Supplemental Executive Savings Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement filed on December 21, 2001. Incorporated herein by reference.

10.15*	SpartanNash Company 2001 Stock Bonus Plan. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the year ended December 28, 2013. Incorporated herein by reference.

10.16*

Form of Restricted Stock Award to Executive Officers. Previously filed as an exhibit to SpartanNash Company’s Quarterly Report on Form 10-Q for the quarter ending April 21, 2018. Incorporated herein by reference.

10.17*

Form of Restricted Stock Award to Non-Employee Directors. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending April 21, 2018. Incorporated herein by reference.

10.18*

Form of Executive Employment Agreement between SpartanNash Company and certain executive officers, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017. Incorporated herein by reference.

10.19*

Form of Executive Employment Agreement between SpartanNash Company and certain executive officers. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017. Incorporated herein by reference.

10.20*

Form of Executive Severance Agreement between SpartanNash Company and certain executive officers, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017. Incorporated herein by reference.

10.21*

Form of Executive Severance Agreement between SpartanNash Company and certain executive officers. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017. Incorporated herein by reference.

10.22*	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 2016. Incorporated herein by reference.

21	Subsidiaries of SpartanNash Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE

*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SpartanNash Company (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)

Date: February 27, 2019	By	/s/ David M. Staples
David M. Staples Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SpartanNash Company and in the capacities and on the dates indicated.

February 27, 2019	By	*
M. Shân Atkins Director

February 27, 2019	By	*
Dennis Eidson Chairman and Director

February 27, 2019	By	*
Dr. Frank M. Gambino Director

February 27, 2019	By	*
Douglas A. Hacker Director

February 27, 2019	By	*
Yvonne R. Jackson Director

February 27, 2019	By	*
Matthew Mannelly Director

February 27, 2019	By	*
Elizabeth A. Nickels Director

February 27, 2019	By	*
Hawthorne Proctor Director

February 27, 2019	By	/s/ David M. Staples
David M. Staples Chief Executive Officer and Director
(Principal Executive Officer)

February 27, 2019	By	*
William R. Voss Director

February 27, 2019	By	/s/ Mark E. Shamber
Mark E. Shamber Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 27, 2019	By	/s/ Tammy R. Hurley
Tammy R. Hurley Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

February 27, 2019	*By	/s/ David M. Staples
David M. Staples Attorney-in-Fact