Form 10-Q
period 2019-04-20
SpartanNash Co
filed 2019-05-22
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2019.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-31127

SPARTANNASH COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-0593940
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

850 76th Street, S.W. P.O. Box 8700 Grand Rapids, Michigan	49518
(Address of Principal Executive Offices)	(Zip Code)

(616) 878-2000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	SPTN	NASDAQ Global Select Market

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

As of May 20, 2019, the registrant had 36,313,827 outstanding shares of common stock, no par value.

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

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. These risks and uncertainties include general business conditions, changes in overall economic conditions that impact consumer spending, the Company’s ability to integrate acquired assets, the impact of competition and other factors which are often beyond the control of the Company, and other risks listed in the “Risk Factors” discussion in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 and risks and uncertainties not presently known to the Company or that the Company currently deems immaterial.

This section and the discussions contained in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 and in Part I, Item 2 “Critical Accounting Policies” of the Quarterly Report on Form 10-Q, are intended to provide meaningful cautionary statements for purposes of the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all the economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur, or information obtained after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 20,	December 29,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$21,360	$18,585
Accounts and notes receivable, net	376,708	346,260
Inventories, net	595,741	553,799
Prepaid expenses and other current assets	59,014	73,798
Property and equipment held for sale	—	8,654
Total current assets	1,052,823	1,001,096

Property and equipment, net	623,132	579,060
Goodwill	178,648	178,648
Intangible assets, net	144,451	128,926
Operating lease assets	273,537	—
Other assets, net	86,905	84,182

Total assets	$2,359,496	$1,971,912

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$391,315	$357,802
Accrued payroll and benefits	55,922	57,180
Other accrued expenses	48,437	43,206
Current portion of operating lease liabilities	41,425	—
Current portion of long-term debt and finance lease liabilities	18,006	18,263
Total current liabilities	555,105	476,451

Long-term liabilities
Deferred income taxes	45,087	49,254
Operating lease liabilities	279,599	—
Other long-term liabilities	32,785	50,463
Long-term debt and finance lease liabilities	753,118	679,797
Total long-term liabilities	1,110,589	779,514

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 36,319 and 35,952 shares outstanding	488,155	484,064
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(15,699)	(15,759)
Retained earnings	221,346	247,642
Total shareholders’ equity	693,802	715,947

Total liabilities and shareholders’ equity	$2,359,496	$1,971,912

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	16 Weeks Ended
	April 20, 2019	April 21, 2018
Net sales	$2,542,375	$2,385,073
Cost of sales	2,164,646	2,041,859
Gross profit	377,729	343,214

Operating expenses
Selling, general and administrative	360,400	309,058
Merger/acquisition and integration	782	2,206
Restructuring (gains) charges and asset impairment	(5,662)	6,202
Total operating expenses	355,520	317,466

Operating earnings	22,209	25,748

Other expenses and (income)
Interest expense	11,881	8,778
Other, net	183	(225)
Total other expenses, net	12,064	8,553

Earnings before income taxes and discontinued operations	10,145	17,195
Income tax expense	2,624	4,760
Earnings from continuing operations	7,521	12,435

Loss from discontinued operations, net of taxes	(52)	(92)
Net earnings	$7,469	$12,343

Basic earnings per share:
Earnings from continuing operations	$0.21	$0.34
Loss from discontinued operations	—	—
Net earnings	$0.21	$0.34

Diluted earnings per share:
Earnings from continuing operations	$0.21	$0.34
Loss from discontinued operations	—	—
Net earnings	$0.21	$0.34

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	16 Weeks Ended
	April 20, 2019	April 21, 2018
Net earnings	$7,469	$12,343

Other comprehensive income, before tax
Pension and postretirement liability adjustment	79	111

Income tax expense related to items of other comprehensive income	(19)	(27)

Total other comprehensive income, after tax	60	84
Comprehensive income	$7,529	$12,427

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 29, 2018	35,952	$484,064	$(15,759)	$247,642	$715,947
Impact of adoption of new lease standard (ASU 2016-02)		—	—	(26,863)	(26,863)
Net earnings	—	—	—	7,469	7,469
Other comprehensive income	—	—	60	—	60
Dividends - $0.19 per share	—	—	—	(6,902)	(6,902)
Stock-based employee compensation	—	5,383	—	—	5,383
Issuances of common stock on stock option exercises and for stock bonus plan and associate stock purchase plan	30	452	—	—	452
Issuances of restricted stock	444	—	—	—	—
Cancellations of stock-based awards	(107)	(1,744)	—	—	(1,744)
Balance at April 20, 2019	36,319	$488,155	$(15,699)	$221,346	$693,802

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 30, 2017	36,466	$497,093	$(15,136)	$239,993	$721,950
Net earnings	—	—	—	12,343	12,343
Other comprehensive income	—	—	84	—	84
Dividends - $0.18 per share	—	—	—	(6,526)	(6,526)
Share repurchase	(952)	(20,000)	—	—	(20,000)
Stock-based employee compensation	—	5,290	—	—	5,290
Issuances of common stock for stock bonus plan and associate stock purchase plan	24	470	—	—	470
Issuances of restricted stock	472	—	—	—	—
Cancellations of stock-based awards	(87)	(1,567)	—	—	(1,567)
Balance at April 21, 2018	35,923	$481,286	$(15,052)	$245,810	$712,044

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	16 Weeks Ended
	April 20, 2019	April 21, 2018
Cash flows from operating activities
Net earnings	$7,469	$12,343
Loss from discontinued operations, net of tax	52	92
Earnings from continuing operations	7,521	12,435
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	893	6,104
Depreciation and amortization	27,401	25,569
Non-cash rent	(2,555)	(421)
LIFO expense	1,425	1,540
Postretirement benefits expense (income)	948	(303)
Deferred taxes on income	4,396	7,322
Stock-based compensation expense	5,383	5,290
Postretirement benefit plan contributions	(130)	(88)
Gain on disposals of assets	(6,925)	(49)
Changes in operating assets and liabilities:
Accounts receivable	(27,069)	14,703
Inventories	(10,786)	17,950
Prepaid expenses and other assets	1,388	1,063
Accounts payable	20,077	(18,606)
Accrued payroll and benefits	(5,191)	(7,326)
Other accrued expenses and other liabilities	(3,257)	(4,802)
Net cash provided by operating activities	13,519	60,381
Cash flows from investing activities
Purchases of property and equipment	(16,006)	(21,041)
Net proceeds from the sale of assets	15,872	150
Acquisitions, net of cash acquired	(86,659)	—
Loans to customers	(1,233)	(698)
Payments from customers on loans	833	662
Other	(32)	(6)
Net cash used in investing activities	(87,225)	(20,933)
Cash flows from financing activities
Proceeds from senior secured revolving credit facility	435,769	259,321
Payments on senior secured revolving credit facility	(366,407)	(266,753)
Proceeds from other long-term debt	5,800	—
Repayment of other long-term debt and finance lease liabilities	(4,778)	(2,331)
Financing fees paid	(352)	(7)
Proceeds from resolution of acquisition contingencies	15,000	—
Share repurchase	—	(20,000)
Net payments related to stock-based award activities	(1,744)	(1,567)
Proceeds from exercise of stock options	181	—
Dividends paid	(6,902)	(6,526)
Net cash provided by (used in) financing activities	76,567	(37,863)
Cash flows from discontinued operations
Net cash used in operating activities	(86)	(85)
Net cash used in discontinued operations	(86)	(85)
Net increase in cash and cash equivalents	2,775	1,500
Cash and cash equivalents at beginning of period	18,585	15,667
Cash and cash equivalents at end of period	$21,360	$17,167

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or “the Company”). Intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of April 20, 2019, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the first quarter of 2019 and 2018 include the results of operations of the Company for the 16-week periods ended April 20, 2019 and April 21, 2018, respectively.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” The FASB subsequently issued ASUs 2018-01, 2018-10, 2018-11, and 2019-01, which include clarifications and provide various practical expedients and transition options related to ASU 2016-02. ASU 2016-02 provides guidance for lease accounting and stipulates that lessees need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of future rent payments. Treatment in the consolidated statements of earnings is similar to the previous treatment of operating and capital leases.

In the first quarter of 2019, the Company adopted this standard retrospectively through a cumulative-effect adjustment recorded at the beginning of 2019. The Company has elected the practical expedient available under the guidance to not adjust comparative periods presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allow for a carry forward of the historical lease classification. The Company elected the hindsight practical expedient to reevaluate the lease term for existing leases. The election of the hindsight practical expedient resulted in the extension or reduction of lease terms for certain existing leases and adjustments to the useful lives of corresponding leasehold improvements. In the application of hindsight, the Company estimated the expected lease term based on management’s plans, including the performance of the leased properties and the associated market dynamics in relation to the overall operational, real estate and capital planning strategies of the Company.

The adoption of the new standard resulted in the recognition of operating lease assets and liabilities of $241.8 million and $292.3 million, respectively, as of the beginning of 2019. The adoption of the standard also resulted in a transition adjustment to beginning of the year retained earnings of $26.9 million (net of deferred tax impact of $8.5 million). The transition adjustment relates to impairment of right of use assets included in previously impaired asset groups and the impact of hindsight on the evaluation of lease term. Remaining differences between lease assets and liabilities relate to the derecognition of lease-related liabilities and assets recorded under ASC 840, which were included in beginning lease liabilities or assets under ASC 842.

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	16 Weeks Ended April 20, 2019
(In thousands)	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$355,471	$310,410	$270,773	$936,654
Fresh (b)	428,768	197,022	262,947	888,737
Non-food (c)	362,994	162,056	126,395	651,445
Fuel	—	—	41,249	41,249
Other	22,005	1,882	403	24,290
Total	$1,169,238	$671,370	$701,767	$2,542,375
Type of customers:
Individuals	$—	$—	$701,482	$701,482
Manufacturers, brokers and distributors	60,711	642,636	—	703,347
Retailers	1,105,326	26,852	—	1,132,178
Other	3,201	1,882	285	5,368
Total	$1,169,238	$671,370	$701,767	$2,542,375

	16 Weeks Ended April 21, 2018
(In thousands)	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$360,143	$322,358	$221,292	$903,793
Fresh (b)	431,598	179,049	205,585	816,232
Non-food (c)	339,196	160,348	99,612	599,156
Fuel	—	—	39,463	39,463
Other	24,274	1,865	290	26,429
Total	$1,155,211	$663,620	$566,242	$2,385,073
Type of customers:
Individuals	$—	$—	$565,952	$565,952
Manufacturers, brokers and distributors	61,624	645,677	—	707,301
Retailers	1,074,831	16,078	—	1,090,909
Other	18,756	1,865	290	20,911
Total	$1,155,211	$663,620	$566,242	$2,385,073

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

Note 4 – Acquisitions

On December 31, 2018, the Company acquired all of the outstanding shares of Martin’s Super Markets, Inc. (“Martin’s”) for $86.7 million, net of $7.8 million of cash acquired. Acquired assets consist primarily of property and equipment of $55.0 million, intangible assets of $20.7 million, and working capital. Intangible assets are primarily composed of an indefinite lived trade name and customer lists which are amortized over seven years. The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date based on preliminary estimates. These estimates are subject to revision upon the finalization of the valuations of the acquired real estate, inventory and intangible assets. Any adjustments will be made prior to December 31, 2019. No goodwill was recorded related to the acquisition. As of April 20, 2019, the Company has incurred $2.1 million of merger/acquisition and integration costs related to the acquisition, of which $0.9 million was incurred in 2019. The acquisition was funded with proceeds from the Company’s Credit Agreement.

Martin’s currently operates 21 stores in Northern Indiana and Southwest Michigan with approximately 3,500 employees. Martin’s was an independent retailer and customer of the Company’s Food Distribution segment prior to the acquisition. Subsequent to the acquisition sales from the Food Distribution segment to Martin’s stores are eliminated. The acquisition expanded the footprint of the Company’s Retail segment into adjacent geographies in northern Indiana and southwestern Michigan.

Note 5 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for the 16-week period ended April 20, 2019. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at December 29, 2018	$16,386	$—	$16,386
Reclassification of lease liabilities	(8,177)	—	(8,177)
Provision for closing charges	366	—	366
Provision for severance	—	149	149
Changes in estimates	35	—	35
Accretion expense	141	—	141
Payments	(705)	(35)	(740)
Balance at April 20, 2019	$8,046	$114	$8,160

Included in the liability are lease related ancillary costs from the date of closure to the end of the remaining lease term. Prior to the adoption of ASU 2016-02 (Note 2), the liability included lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, net of estimated sublease income. Upon the adoption of ASU 2016-02, these liabilities were reclassified as a reduction of the initial measurement of operating lease assets within the consolidated balance sheets.

Restructuring and asset impairment activity included in the condensed consolidated statements of earnings consisted of the following:

	16 Weeks Ended
	April 20,	April 21,
(In thousands)	2019	2018
Asset impairment charges	$100	$1,470
Provision for closing charges	366	3,903
(Gain) loss on sales of assets related to closed facilities	(6,923)	137
Provision for severance	149	125
Other costs associated with distribution center and store closings	611	282
Changes in estimates	35	285
	$(5,662)	$6,202

In the period ended April 20, 2019, the Food Distribution segment realized a gain on the sale of a previously closed distribution center.  In the periods ended April 20, 2019 and April 21, 2018, restructuring and asset impairment charges were incurred in the Retail and Food Distribution segments due to the economic and competitive environment of certain stores and in conjunction with the Company’s retail store and supply chain rationalization plans. The changes in estimates relate to revised estimates of lease and ancillary costs associated with previously closed locations, due to deterioration of the condition of certain properties.

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6 – Fair Value Measurements. Assets with a book value of $0.3 million were measured at a fair value of $0.2 million, resulting in an impairment charge of $0.1 million for the 16 weeks ended in 2019. Assets with a book value of $1.8 million were measured at a fair value of $0.3 million, resulting in an impairment charge of $1.5 million for the 16 weeks ended in 2018. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. See Note 5 for discussion of the fair value measurements related to long-lived asset impairment charges. At April 20, 2019 and December 29, 2018, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	April 20,	December 29,
(In thousands)	2019	2018
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$18,006	$18,263
Long-term debt and finance lease liabilities	759,678	686,594
Total book value of debt instruments	777,684	704,857
Fair value of debt instruments, excluding debt financing costs	778,671	705,875
Excess of fair value over book value	$987	$1,018

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

The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs as of April 20, 2019:

Unobservable Input	Range
Discount rate	11.80%
Probability of payments	0% - 100%
Projected year(s) of payments	2019

The fair value of contingent consideration associated with the Caito and BRT acquisition was zero as of April 20, 2019. During the period ended April 20, 2019, the Company received $15.0 million related to the resolution of certain acquisition contingencies. As of April 20, 2019, the potential for future payment of contingent consideration is remote and there is no opportunity for additional receipt of contingent consideration, therefore no assets or liabilities are recorded in the condensed consolidated balance sheet. Upon receipt of the proceeds, the portion of the contingent consideration related to the acquisition date fair value was reported as a financing activity in the condensed consolidated statements of cash flows. Amounts received in excess of the acquisition date fair value were reported as an operating activity in the consolidated statements of cash flows.

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

From time to time, the Company may advance funds to independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. As of April 20, 2019, the Company has an unearned advance to one independent retailer for a gross amount representing approximately two percent of the Company’s total assets. The Company’s collateral related to the advanced funds is a security interest in select business assets of the independent retailer’s stores, including select real property assets and other collateral, including a personal guarantee, from the shareholder. Despite the collateral, the Company may be unable to realize the entire unearned portion of the funds advanced to this independent retailer, and accordingly, has evaluated the net estimated realizability of the advance. In the fourth quarter of 2018, the customer defaulted on the terms of the supply agreement. As a result, the Company filed a petition to place the customer in receivership. The Company performed an analysis of the net realizability of the underlying collateral which resulted in a $32.0 million charge in 2018. In the first quarter of 2019, to realize its collateral, the Company placed a credit bid and obtained the rights to acquire five stores. The Company subsequently assigned the rights to acquire three of the stores to an independent retailer in exchange for certain consideration, upon the finalization of the retailer entering into a long-term supply arrangement with the Company. Subsequent to the end of the first quarter of 2019, the Company closed on the acquisition of two stores, and the Company has signed a long-term supply arrangement with the independent retailer for the remaining three stores.

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

Note 8 – Leases

A portion of the Company’s retail stores and warehouses operate in leased facilities. The Company also leases the majority of the tractors and trailers within its fleet and certain other assets. Most of the real property leases contain multiple renewal options, which generally range from one to ten years. In those locations in which it is economically feasible to continue to operate, management expects that lease options will be exercised. The terms of certain leases contain provisions requiring payment of percentage rent based on sales and payment of executory costs such as property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premises or, in the case of transportation equipment, provisions requiring payment of variable rent based upon miles driven. Certain properties or portions thereof are subleased to others. As most of the Company’s leases do not provide an implicit discount rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

16 Weeks Ended
(In thousands)	April 20, 2019
Operating lease cost	$17,060
Short-term lease cost	2,029
Finance lease cost
Amortization of assets	1,131
Interest on lease liabilities	982
Sublease income	(1,334)
Total net lease cost	$19,868

Supplemental balance sheet information related to leases was as follows:

(In thousands)	April 20, 2019
Operating leases:
Operating lease assets	$273,537

Current portion of operating lease liabilities	$41,425
Noncurrent operating lease liabilities	279,599
Total operating lease liabilities	$321,024
Finance leases:
Property and equipment, at cost	$62,103
Accumulated amortization	(28,271)
Property and equipment, net	$33,832

Current portion of finance lease liabilities	$6,109
Noncurrent finance lease liabilities	33,838
Total finance lease liabilities	$39,947

Weighted average remaining lease term:
Operating leases	9.2 years
Finance leases	10.0 years

Weighted average discount rate:
Operating leases	5.7%
Finance leases	8.2%

Supplemental cash flow and other information related to leases was as follows:

16 Weeks Ended
(In thousands)	April 20, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$18,782
Operating cash flows used for finance leases	975
Financing cash flows used for finance leases	1,956

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	4,609
Total finance lease liabilities	—

The Company’s maturities of lease liabilities under operating and finance leases as of April 20, 2019 are as follows:

	Operating	Finance
(In thousands)	Leases	Leases	Total
2019	$41,017	6,563	$47,580
2020	54,486	7,420	61,906
2021	49,571	5,378	54,949
2022	43,570	4,785	48,355
2023	39,179	4,401	43,580
Thereafter	189,183	31,479	220,662
Total	417,006	60,026	477,032
Less interest	95,982	20,079	116,061
Present value of lease liabilities	321,024	39,947	360,971
Less current portion	41,425	6,109	47,534
Long-term lease liabilities	$279,599	$33,838	$313,437

Note 9 – Associate Retirement Plans

During the 16 week periods April 20, 2019 and April 21, 2018, the Company recognized net periodic pension expense of $0.4 million and income of $0.1 million, respectively, related to the SpartanNash Company Pension Plan (“Pension Plan” or “Plan”) and net postretirement benefit costs of $0.1 million in both periods related to the SpartanNash Retiree Medical Plan. Substantially all of these amounts are included in Other, net in the Condensed Consolidated Statements of Earnings.

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

The Company did not make any contributions to the Pension Plan during the 16 week period ended April 20, 2019. The Company expects to make contributions of up to $0.5 million in 2019 to the Pension Plan depending on actual termination costs and the value of Pension Plan assets upon final distribution. The Company expects to make contributions of $0.4 million in 2019 to the Retiree Medical Plan.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company’s contributions during the 16 week periods ended April 20, 2019 and April 21, 2018 were $4.8 million and $4.5 million, respectively. See Note 7 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 10 – Income Taxes

The effective income tax rate was 25.9% and 27.7% for the 16 weeks ended April 20, 2019 and April 21, 2018, respectively. The difference from the federal statutory rate in both periods was primarily due to state taxes, federal tax credits and stock-based compensation.

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

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	16 Weeks Ended
(In thousands)	April 20, 2019	April 21, 2018
Restricted stock	$5,383	$5,290
Tax benefits	(866)	(698)
Stock-based compensation expense, net of tax	$4,517	$4,592

The following table summarizes activity in the stock-based compensation plans for the 16 weeks ended April 20, 2019:

				Weighted
	Shares	Weighted	Restricted	Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at December 29, 2018	13,052	$13.87	822,819	$23.07
Granted	—	—	444,337	18.44
Exercised/Vested	(13,052)	13.87	(337,673)	23.26
Cancelled/Forfeited	—	—	(9,926)	20.40
Outstanding at April 20, 2019	—	$—	919,557	$20.79

As of April 20, 2019, total unrecognized compensation costs related to non-vested restricted stock awards granted under the Company’s stock incentive plans are $6.8 million and are expected to be recognized over a weighted average period of 2.8 years.

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	16 Weeks Ended
(In thousands, except per share amounts)	April 20, 2019	April 21, 2018
Numerator:
Earnings from continuing operations	$7,521	$12,435
Adjustment for earnings attributable to participating securities	(183)	(246)
Earnings from continuing operations used in calculating earnings per share	$7,338	$12,189
Denominator:
Weighted average shares outstanding, including participating securities	36,121	36,186
Adjustment for participating securities	(878)	(717)
Shares used in calculating basic earnings per share	35,243	35,469
Effect of dilutive stock options	—	11
Shares used in calculating diluted earnings per share	35,243	35,480
Basic earnings per share from continuing operations	$0.21	$0.34
Diluted earnings per share from continuing operations	$0.21	$0.34

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	16 Weeks Ended
(In thousands)	April 20, 2019	April 21, 2018
Non-cash financing activities:
Recognition of finance lease liabilities	$—	$281
Non-cash investing activities:
Capital expenditures included in accounts payable	3,466	3,581
Finance lease asset additions	—	281
Other supplemental cash flow information:
Cash paid for interest	11,718	8,571

Note 14 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Military	Retail	Total
16 Weeks Ended April 20, 2019
Net sales to external customers	$1,169,238	$671,370	$701,767	$2,542,375
Inter-segment sales	288,408	—	—	288,408
Merger/acquisition and integration	(130)	—	912	782
Restructuring (gains) charges and asset impairment	(6,343)	—	681	(5,662)
Depreciation and amortization	10,233	3,597	12,802	26,632
Operating earnings (loss)	24,592	(1,557)	(826)	22,209
Capital expenditures	4,249	1,142	10,615	16,006

16 Weeks Ended April 21, 2018
Net sales to external customers	$1,155,211	$663,620	$566,242	$2,385,073
Inter-segment sales	253,324	—	—	253,324
Merger/acquisition and integration	2,195	4	7	2,206
Restructuring charges and asset impairment	1,260	—	4,942	6,202
Depreciation and amortization	9,540	3,678	12,019	25,237
Operating earnings (loss)	24,521	1,513	(286)	25,748
Capital expenditures	12,445	254	8,342	21,041

	April 20,	December 29,
(In thousands)	2019	2018
Total Assets
Food Distribution	$1,156,089	$1,074,125
Military	428,518	405,587
Retail	771,799	489,049
Discontinued operations	3,090	3,151
Total	$2,359,496	$1,971,912

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Forward-Looking Statements,” which appears at the beginning of this report, and the information in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Overview

SpartanNash, headquartered in Grand Rapids, Michigan, is a leading multi-regional grocery distributor and grocery retailer whose core businesses include distributing grocery products to a diverse group of independent and chain retailers, its corporate owned retail stores, military commissaries and exchanges in the United States, as well as premier fresh produce distribution and fresh food processing. The Company operates three reportable business segments: Food Distribution, Military and Retail. The Company serves customers in all 50 states.

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

At the end of the first quarter, the Company’s Retail segment operated 159 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets, VG’s Food and Pharmacy, D&W Fresh Markets, Sun Mart and Family Fresh Market. The Company also offers pharmacy services in 99 of its corporate owned retail stores and operates 37 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

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

2019 First Quarter Highlights

During the quarter ended April 20, 2019, the Company made significant progress on its strategic objectives and better positioned itself for long-term growth and profitability. In line with its strategic objective to achieve mid-single digit sales growth, the Company realized an increase in consolidated net sales of 6.6% compared with the quarter ended April 21, 2018. The increase in net sales for the quarter was driven by the acquisition of Martin’s Super Markets, Inc. (“Martin’s”), as well as sales growth in the Food Distribution and Military Distribution segments. The Company remains focused on its other top objectives for the current year, including strengthening its management team, systems and supply chain operations, generating improvements through its Project One Team initiative, and reducing its debt, working capital and financial leverage ratios, which will all contribute to improved growth in adjusted operating earnings and adjusted EBITDA.

First quarter 2019 operational highlights include:

•

The Food Distribution segment realized sales growth of 1.2% compared to the prior year quarter. Before the impact of the elimination of intercompany sales to Martin’s, sales increased 5.2%, driven largely by sales to existing customers. The Company remains focused on partnering with independent retailers to support their operations and enhance the consumer experience.

•

Late in the first quarter, the Company initiated a voluntary product recall for fresh-cut melon products produced at the Caito facility in Indianapolis, Indiana due to potential contamination. In connection with the recall, the Company temporarily suspended production of the recalled products. The Company remains focused on product quality and safety throughout the organization and specifically within its fresh cut fruit and vegetable operations. Testing was performed within the manufacturing environment by third party food safety experts as well as the Food and Drug Administration (“FDA”) and no evidence of contamination was detected, a process which included over 1,000 tests among the various parties. The Company is working to implement additional testing of incoming product to further enhance its food safety protocols.

•

The Military segment continued to support DeCA in the expansion of its private brand program, which contributed to sales growth in the quarter. The Company also gained incremental sales with an existing customer which offset the challenges of operating in a commissary environment which continues to experience negative sales trends.

•

The Company made significant improvements in the performance of one distribution center that experienced operational issues in late 2018 and into the beginning of 2019. The Company has made key leadership changes and implemented enhancements to its processes and controls. By the end of the first quarter, the distribution center’s performance was stabilized, and customer service metrics and profitability returned to acceptable levels.

•

The Company made significant progress in its execution of strategic investments in the Retail segment in connection with the implementation of the Company’s new retail brand positioning. Subsequent to the end of the first quarter, the Company unveiled the remodel of 18 stores in Michigan. The Company expects to begin realizing the benefit of these investments in the second half of 2019. These investments support the Company’s objectives related to brand repositioning and it expects that they will help improve customer satisfaction and contribute to the achievement of sequential improvement in fiscal 2019 comparable store sales.

•

The Company closed on the acquisition of Martin’s in early 2019. Martin’s is a leading Midwest independent supermarket chain which operates 21 stores in northern Indiana and southwestern Michigan. The acquisition of Martin’s has contributed to an increase in sales and operating earnings for the Retail segment and will continue to complement the Company’s existing retail initiatives.

•

The Company continued its partnership with a third-party advisory firm on a company-wide initiative, Project One Team, designed to transform its culture and empower associates at all levels to drive substantial ongoing, sustainable improvements to business processes and results. The Company set an initial goal to realize an annual run rate of at least $15 million in savings over the next 24 months from this initiative. The Company is on its way to exceeding this objective by identifying over $20 million in annual run rate savings opportunities, which the Company will implement over the next 24 months. The effect of implementing these opportunities is not currently expected to be material to earnings in 2019.

•

During the first quarter, the Company appointed a new Chief Merchandising and Marketing Officer, Chief Information Officer and several other key additions throughout the IT and supply chain operations. Other strategic additions to the management team at various levels are in process as part of a previously announced plan to strengthen the management team, systems and supply chain operations.

•

Adjusted for the funding of the Martin’s acquisition, the Company paid down over $20 million in debt in the first quarter of fiscal 2019. The Company also reduced its inventory levels by over 2% from the first quarter of fiscal 2018, without negatively impacting customer service levels, despite continued sales growth. The Company will continue to focus on debt and working capital improvements for the remainder of fiscal 2019.

For the remainder of 2019, the Company expects Food Distribution to achieve low- to mid-single digit sales growth driven by existing customers and new business, partially offset by some attrition in the independent retail base. This expectation excludes the impact of the elimination of intercompany sales related to the acquisition of the Martin’s business, estimated to be approximately $150 to $170 million. In the Military segment, the Company expects that new business within the segment, including continued private brand growth, will largely offset the negative DeCA comparable sales trend. Within the Retail segment, the Company expects total sales will increase due to the acquisition of Martin’s and the significant current year implementation of the Company’s brand positioning, partly offset by the impact of store rationalization plans. Martin’s is expected to contribute approximately $475 million to $500 million in Retail segment net sales. From a profitability perspective, the expected net sales increases will be offset by challenges primarily within the supply chain environment, which will require the Company to navigate historically tight labor markets and a higher cost of transportation. The Company also expects less contribution from the fresh kitchen operations than initially anticipated and has engaged outside consultants to work with the SpartanNash team to generate profitability in this business. The unfavorable impact of these operations in the Food Distribution segment and in the Company’s consolidated results has been significant and, as such, the improvement opportunities are key to the Company’s objectives in the current year.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales		Percentage Change
	16 Weeks Ended		16 Weeks Ended
	April 20, 2019	April 21, 2018	April 20, 2019
Net sales	100.0	100.0	6.6
Gross profit	14.9	14.4	10.1
Selling, general and administrative expenses	14.2	13.0	16.6
Merger/acquisition and integration	—	0.1	(64.6)
Restructuring (gains) charges and asset impairment	(0.2)	0.3	(191.3)
Operating earnings	0.9	1.1	(13.7)
Other income and expenses	0.5	0.4	41.0
Earnings before income taxes and discontinued operations	0.4	0.7	(41.0)
Income tax expense	0.1	0.2	(44.9)
Earnings from continuing operations	0.3	0.5	(39.5)
Loss from discontinued operations, net of taxes	—	—	**
Net earnings	0.3	0.5	(39.5)

Note: Certain totals do not sum due to rounding.

**   Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	16 Weeks Ended
(In thousands)	April 20, 2019	April 21, 2018	Variance
Food Distribution	$1,169,238	$1,155,211	$14,027
Military	671,370	663,620	7,750
Retail	701,767	566,242	135,525
Total net sales	$2,542,375	$2,385,073	$157,302

Net sales for the quarter ended April 20, 2019 (“first quarter”) increased $157.3 million, or 6.6%, to $2.54 billion from $2.39 billion in the quarter ended April 21, 2018 (“prior year quarter”). The increases were driven primarily by incremental sales from the Martin’s acquisition and organic growth from existing customers in the Food Distribution and Military segments, which more than offset lower organic sales in the Retail segment.

Food Distribution net sales, after intercompany eliminations, increased $14.0 million, or 1.2%, to $1.17 billion in the first quarter from $1.16 billion in the prior year quarter. Before the impact of the elimination of sales to Martin’s, which became a corporate owned retail store following the acquisition of Martin’s at the beginning of 2019, sales grew 5.2%.

Military net sales increased $7.8 million, or 1.2%, to $671.4 million in the first quarter from $663.6 million in the prior year quarter. The increase was primarily due to incremental volume from new business with an existing customer that commenced late in the fourth quarter of 2018 and growth in DeCA’s private brand program, partially offset by lower comparable sales at DeCA operated locations.

Retail net sales increased $135.5 million, or 23.9%, to $701.8 million in the first quarter from $566.2 million in the prior year quarter. The increase in net sales was primarily attributable to incremental sales from the Martin’s acquisition. Excluding the impact of Martin’s, sales decreased 3.0%, as a result of store closures and a decrease in fuel prices per gallon. Comparable store sales, excluding fuel, decreased 0.3% for the quarter and reflect continued strong competition within the industry. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions or relocated stores. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

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

Gross profit increased $34.5 million, or 10.1%, to $377.7 million in the first quarter from $343.2 million in the prior year quarter. As a percent of net sales, gross profit was 14.9% compared to 14.4% in the prior year quarter. As a percent of net sales, the first quarter change in gross margin was primarily due to the acquisition of Martin’s, partially offset by lower margin rates in the Food Distribution and Retail segments..

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation (to the extent not included in Cost of sales), out-bound freight and other administrative expenses.

SG&A expenses increased to $360.4 million in the first quarter from $309.1 million in the prior year quarter, representing 14.2% of net sales in the first quarter compared to 13.0% in the prior year quarter. The increase in expenses as a rate of sales compared to the prior year quarter was primarily due to an increase in the mix of Retail segment operations with the acquisition of Martin’s, one-time costs associated with Project One Team, as well as higher supply chain costs in both Military and Food Distribution segments.

Merger/Acquisition and Integration – First quarter and prior year quarter results included $0.8 million and $2.2 million of merger/acquisition and integration expenses, respectively, mainly associated with the acquisition and integration of Martin’s in the current year quarter and the integration of Spartan Stores, Inc. and Nash-Finch Company in the prior year quarter.

Restructuring (Gains) Charges and Asset Impairment – First quarter results included gains of $5.7 million and prior year quarter results included charges of $6.2 million of net restructuring and asset impairment. The current year amount consists primarily of gains on the sale of a previously closed distribution center, partially offset by store and distribution center closing charges and the prior year amount includes charges associated with the Company’s retail store rationalization plans as well as the impairment of certain warehouse equipment.

Operating Earnings (Loss) – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss):

	16 Weeks Ended
(In thousands)	April 20, 2019	April 21, 2018	Variance
Food Distribution	$24,592	$24,521	$71
Military	(1,557)	1,513	(3,070)
Retail	(826)	(286)	(540)
Total operating earnings	$22,209	$25,748	$(3,539)

Operating earnings decreased $3.5 million to $22.2 million in the first quarter from $25.7 million in the prior year quarter. The decrease was primarily attributable to lower Food Distribution and Retail margin rates, higher supply chain costs and one-time expenses associated with the Project One Team initiative, partially offset by favorable restructuring gains and the incremental earnings from the Martin’s business.

Food Distribution operating earnings increased $0.1 million, or 0.3%, to $24.6 million in the first quarter from $24.5 million in the prior year quarter. The increase in reported operating earnings was primarily attributable to higher sales volumes and the gain on the sale of real property for a previously closed site, offset by lower margin rates and higher supply chain costs, one-time costs associated with Project One Team as well as severance and organizational realignment costs.

Military operating earnings decreased $3.1 million, or 202.9%, to a $1.6 million operating loss in the first quarter from $1.5 million in operating earnings in the prior year quarter. The decrease for the quarter was primarily attributable to operational issues at one distribution center and increases in other transportation and warehousing costs as well as one-time costs associated with Project One Team and organizational realignment costs. The decrease was partially offset by improvement in gross margin.

Retail operating loss increased $0.5 million to $0.8 million in the first quarter from $0.3 million in the prior year quarter. The decrease in operating earnings was primarily attributable to lower supermarket margin rates, the allocation of one-time costs associated with Project One Team, higher healthcare costs, merger/acquisition and integration expenses related to the Martin’s acquisition and higher fees paid to pharmacy benefit managers. Offsetting these items were the contribution of the acquired Martin’s stores, lower rent expense due to the adoption of the new lease accounting standard and the favorable impact of closing underperforming stores.

Interest Expense – Interest expense increased $3.1 million, or 35.3%, to $11.9 million in the first quarter from $8.8 million in the prior year quarter. The increase in interest expense was primarily due to an increase in interest rates compared to the prior year and incremental borrowings to fund the Martin’s acquisition.

Income Taxes – The effective income tax rate was 25.9% and 27.7% for the first quarter and prior year quarter, respectively. The difference from the federal statutory rate in both years is primarily due to state taxes and stock-based compensation. The tax impacts of stock-based compensation are primarily realized in the first quarter due to the timing of awards and vesting schedules.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude costs associated with the organizational realignment, which include significant changes to the Company’s management team. Also excluded are the fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. These items are considered “non-operational” or “non-core” in nature. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude start-up costs associated with the Fresh Kitchen operation, which concluded during the first quarter of 2018. The Fresh Kitchen represented a new line of business for the Company, and provides the Company with the ability to process, cook, and package fresh protein-based foods and complete meal solutions.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 16 weeks ended April 20, 2019 and April 21, 2018.

	16 Weeks Ended
(In thousands)	April 20, 2019	April 21, 2018
Operating earnings	$22,209	$25,748
Adjustments:
Merger/acquisition and integration	782	2,206
Restructuring (gains) charges and asset impairment	(5,662)	6,202
Fresh Kitchen start-up costs	—	1,366
Costs associated with Project One Team	4,618	—
Organizational realignment costs	858	—
Severance associated with cost reduction initiatives	362	274
Adjusted operating earnings	$23,167	$35,796
Reconciliation of operating earnings (loss) to adjusted operating earnings (loss) by segment:
Food Distribution:
Operating earnings	$24,592	$24,521
Adjustments:
Merger/acquisition and integration	(130)	2,195
Restructuring (gains) charges and asset impairment	(6,343)	1,260
Fresh Kitchen start-up costs	—	1,366
Costs associated with Project One Team	2,448	—
Organizational realignment costs	455	—
Severance associated with cost reduction initiatives	324	193
Adjusted operating earnings	$21,346	$29,535
Military:
Operating (loss) earnings	$(1,557)	$1,513
Adjustments:
Merger/acquisition and integration	—	4
Costs associated with Project One Team	600	—
Organizational realignment costs	111	—
Severance associated with cost reduction initiatives	9	52
Adjusted operating (loss) earnings	$(837)	$1,569
Retail:
Operating loss	$(826)	$(286)
Adjustments:
Merger/acquisition and integration	912	7
Restructuring charges and asset impairment	681	4,942
Costs associated with Project One Team	1,570	—
Organizational realignment costs	292	—
Severance associated with cost reduction initiatives	29	29
Adjusted operating earnings	$2,658	$4,692

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 16 weeks ended April 20, 2019 and April 21, 2018.

	16 Weeks Ended
	April 20, 2019		April 21, 2018
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Earnings from continuing operations	$7,521	$0.21	$12,435	$0.34
Adjustments:
Merger/acquisition and integration	782		2,206
Restructuring (gains) charges and asset impairment	(5,662)		6,202
Fresh Kitchen start-up costs	—		1,366
Costs associated with Project One Team	4,618		—
Organizational realignment costs	858		—
Severance associated with cost reduction initiatives	362		274
Pension termination	353		—
Total adjustments	1,311		10,048
Income tax effect on adjustments (a)	(304)		(2,437)
Total adjustments, net of taxes	1,007	0.03	7,611	0.21
Adjusted earnings from continuing operations	$8,528	$0.24	$20,046	$0.55

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

Following is a reconciliation of net earnings to adjusted EBITDA for the 16 weeks ended April 20, 2019 and April 21, 2018.

	16 Weeks Ended
(In thousands)	April 20, 2019	April 21, 2018
Net earnings	$7,469	$12,343
Loss from discontinued operations, net of tax	52	92
Income tax expense	2,624	4,760
Other expenses, net	12,064	8,553
Operating earnings	22,209	25,748
Adjustments:
LIFO expense	1,425	1,540
Depreciation and amortization	26,632	25,018
Merger/acquisition and integration	782	2,206
Restructuring (gains) charges and asset impairment	(5,662)	6,202
Fresh Kitchen start-up costs	—	1,366
Stock-based compensation	5,383	5,290
Non-cash rent	(1,918)	(77)
Costs associated with Project One Team	4,618	—
Organizational realignment costs	858	—
Other non-cash charges (gains)	342	(122)
Adjusted EBITDA	$54,669	$67,171

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA by segment for the 16 weeks ended April 20, 2019 and April 21, 2018.

	16 Weeks Ended
(In thousands)	April 20, 2019	April 21, 2018
Food Distribution:
Operating earnings	$24,592	$24,521
Adjustments:
LIFO expense	703	766
Depreciation and amortization	10,233	9,321
Merger/acquisition and integration	(130)	2,195
Restructuring (gains) charges and asset impairment	(6,343)	1,260
Fresh Kitchen start-up costs	—	1,366
Stock-based compensation	2,676	2,526
Non-cash rent	57	(22)
Costs associated with Project One Team	2,448	—
Organizational realignment costs	455	—
Other non-cash charges	319	237
Adjusted EBITDA	$35,010	$42,170
Military:
Operating (loss) earnings	$(1,557)	$1,513
Adjustments:
LIFO expense	378	424
Depreciation and amortization	3,597	3,678
Merger/acquisition and integration	—	4
Stock-based compensation	854	805
Non-cash rent	(122)	(1)
Costs associated with Project One Team	600	—
Organizational realignment costs	111	—
Other non-cash gains	(20)	(70)
Adjusted EBITDA	$3,841	$6,353
Retail:
Operating loss	$(826)	$(286)
Adjustments:
LIFO expense	344	350
Depreciation and amortization	12,802	12,019
Merger/acquisition and integration	912	7
Restructuring charges and asset impairment	681	4,942
Stock-based compensation	1,853	1,959
Non-cash rent	(1,853)	(54)
Costs associated with Project One Team	1,570	—
Organizational realignment costs	292	—
Other non-cash charges (gains)	43	(289)
Adjusted EBITDA	$15,818	$18,648

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	16 Weeks Ended
(In thousands)	April 20, 2019	April 21, 2018
Cash flow activities
Net cash provided by operating activities	$13,519	$60,381
Net cash used in investing activities	(87,225)	(20,933)
Net cash provided by (used in) financing activities	76,567	(37,863)
Net cash used in discontinued operations	(86)	(85)
Net increase in cash and cash equivalents	2,775	1,500
Cash and cash equivalents at beginning of the period	18,585	15,667
Cash and cash equivalents at end of the period	$21,360	$17,167

Net cash provided by operating activities. Net cash provided by operating activities decreased during the current year-to-date period from the prior year-to-date period by approximately $46.9 million and was primarily due to the timing of working capital requirements, particularly due to increases in accounts receivable and inventory balances driven by increases in sales volumes, which were partially offset by improvements in accounts payable compared to the prior year.

Net cash used in investing activities. Net cash used in investing activities increased $66.3 million in the current year compared to the prior year primarily due to the Martin’s acquisition made in the current year quarter, partially offset by proceeds from the sale of real property for a previously closed site and fewer capital expenditures than in the prior year.

The Food Distribution, Military and Retail segments utilized 26.5%, 7.1% and 66.4% of capital expenditures, respectively, in the current year.

Net cash provided by (used in) financing activities. Net cash provided by financing activities increased $114.4 million in the current year compared to the prior year use of cash primarily due to borrowings on the revolving credit facility to fund the Martin’s acquisition and working capital.

Net cash used in discontinued operations. Net cash used in discontinued operations contains the net cash flows of the Company’s Retail and Food Distribution discontinued operations and is primarily composed of facility maintenance expenditures.

Debt Management

Total debt, including finance lease liabilities, was $771.1 million and $698.1 million as of April 20, 2019 and December 29, 2018, respectively. The increase in total debt was driven by the current year acquisition of Martin’s, partially offset by payments.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility which has maximum available credit of $1.1 billion. As of April 20, 2019, the senior secured credit facility had outstanding borrowings of $727.7 million. Additional available borrowings under the Company’s $1.1 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $204.7 million at April 20, 2019. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $13.1 million were outstanding as of April 20, 2019. The revolving credit facility matures December 18, 2023 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.90-to-1 at April 20, 2019 compared to 2.10-to-1 at December 29, 2018, and its investment in working capital was $497.7 million at April 20, 2019 compared to $524.6 million at December 29, 2018. Net debt to total capital ratio was 0.52-to-1 at April 20, 2019 compared to 0.49-to-1 at December 29, 2018. The current year ratios include the impact of the adoption of the new lease standard (ASU 2016-02) and therefore lack comparability to the prior year ratios.

Total net debt is a non-GAAP financial measure that is defined as long-term debt and finance lease liabilities, plus current maturities of long-term debt and finance lease liabilities, less cash and cash equivalents. The ratio of net debt to capital is a non-GAAP financial measure that is calculated by dividing net debt, as defined previously, by total capital (net debt plus total shareholders’ equity). The Company believes both management and its investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments. Total net debt is not a substitute for GAAP financial measures and may differ from similarly titled measures of other companies.

Following is a reconciliation of long-term debt and finance lease liabilities to total net long-term debt and finance lease liabilities as of April 20, 2019 and December 29, 2018.

	April 20,	December 29,
(In thousands)	2019	2018
Current portion of long-term debt and finance lease liabilities	$18,006	$18,263
Long-term debt and finance lease liabilities	753,118	679,797
Total debt	771,124	698,060
Cash and cash equivalents	(21,360)	(18,585)
Total net long-term debt	$749,764	$679,475

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. At April 20, 2019, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the quarter ended April 20, 2019, the Company returned $6.9 million to shareholders from dividend payments. A 5.6% increase in the quarterly dividend rate from $0.18 per share to $0.19 per share was approved by the Board of Directors and announced on February 28, 2019. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond April 20, 2019. These commitments consist primarily of purchase commitments (as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018), standby letters of credit of $13.1 million as of April 20, 2019, and interest on long-term debt and finance lease liabilities.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, self-insurance reserves, restructuring costs, retirement benefits, stock-based compensation, contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Item 8, Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 should be reviewed as they are integral to the understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors. The accompanying financial statements are prepared using the same critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Recently Issued Accounting Standards

Refer to Note 2 in the notes to the condensed consolidated financial statements for further information.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of April 20, 2019 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the first quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 16 week period ended April 20, 2019. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. For the first quarter of 2019, all shares purchased by SpartanNash related to shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares.

During the fourth quarter of 2017, the Board authorized a publicly announced $50 million share repurchase program, expiring in 2022. No repurchases were made under this program during the first quarter of 2019. At April 20, 2019 $45.0 million remains available under the program.

Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
December 30, 2018 - January 26, 2019
Employee Transactions	—	$—
Repurchase Program	—	$—
January 27 - February 23, 2019
Employee Transactions	—	$—
Repurchase Program	—	$—
February 24 - March 23, 2019
Employee Transactions	77,192	$18.44
Repurchase Program	—	$—
March 24 - April 20, 2019
Employee Transactions	19,624	$16.38
Repurchase Program	—	$—
Total for quarter ended April 20, 2019
Employee Transactions	96,816	$18.02
Repurchase Program	—	$—

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

10.1

Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated March 22, 2019, among SpartanNash Company and certain of its subsidiaries, as borrowers, and Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party thereto.

10.2	Form of Restricted Stock Award to Non-Employee Directors.

10.3	Form of Restricted Stock Award to Executive Officers.

10.4	Summary of 2019 Long-Term Incentive Plan.

10.5	Summary of 2019 Annual Cash Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: May 22, 2019	By	/s/ Mark E. Shamber
Mark E. Shamber Executive Vice President and Chief Financial Officer