Form 10-Q
period 2019-07-13
SpartanNash Co
filed 2019-08-21
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2019.

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

As of August 19, 2019, the registrant had 36,334,477 outstanding shares of common stock, no par value.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	July 13,	December 29,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$19,949	$18,585
Accounts and notes receivable, net	362,605	346,260
Inventories, net	572,723	553,799
Prepaid expenses and other current assets	43,219	73,798
Property and equipment held for sale	—	8,654
Total current assets	998,496	1,001,096

Property and equipment, net	619,613	579,060
Goodwill	181,035	178,648
Intangible assets, net	129,131	128,926
Operating lease assets	274,336	—
Other assets, net	89,353	84,182

Total assets	$2,291,964	$1,971,912

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$406,896	$357,802
Accrued payroll and benefits	53,072	57,180
Other accrued expenses	48,306	43,206
Current portion of operating lease liabilities	41,767	—
Current portion of long-term debt and finance lease liabilities	17,709	18,263
Total current liabilities	567,750	476,451

Long-term liabilities
Deferred income taxes	43,200	49,254
Operating lease liabilities	276,888	—
Other long-term liabilities	31,954	50,463
Long-term debt and finance lease liabilities	684,527	679,797
Total long-term liabilities	1,036,569	779,514

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 36,334 and 35,952 shares outstanding	488,947	484,064
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(8,932)	(15,759)
Retained earnings	207,630	247,642
Total shareholders’ equity	687,645	715,947

Total liabilities and shareholders’ equity	$2,291,964	$1,971,912

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended			28 Weeks Ended
	July 13, 2019	July 14, 2018		July 13, 2019	July 14, 2018
Net sales	$1,995,929	$1,895,953		$4,538,304	$4,281,026
Cost of sales	1,706,922	1,630,293		3,871,568	3,672,152
Gross profit	289,007	265,660		666,736	608,874

Operating expenses
Selling, general and administrative	266,474	236,202		626,874	545,261
Merger/acquisition and integration	582	804		1,364	3,010
Restructuring charges (gains) and asset impairment	14,581	(1,164)		8,919	5,037
Total operating expenses	281,637	235,842		637,157	553,308

Operating earnings	7,370	29,818		29,579	55,566

Other expenses and (income)
Interest expense	8,696	6,969		20,577	15,747
Postretirement benefit expense (income)	8,821	(10)		9,456	(14)
Other, net	(439)	(226)		(891)	(447)
Total other expenses, net	17,078	6,733		29,142	15,286

(Loss) earnings before income taxes and discontinued operations	(9,708)	23,085		437	40,280
Income tax (benefit) expense	(2,941)	5,247		(317)	10,007
(Loss) earnings from continuing operations	(6,767)	17,838		754	30,273

Loss from discontinued operations, net of taxes	(47)	(66)		(99)	(158)
Net (loss) earnings	$(6,814)	$17,772		$655	$30,115

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.19)	$0.50		$0.02	$0.84
Loss from discontinued operations	—	(0.01)	*	—	(0.01)	*
Net (loss) earnings	$(0.19)	$0.49		$0.02	$0.83

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.19)	$0.50		$0.02	$0.84
Loss from discontinued operations	—	(0.01)	*	—	(0.01)	*
Net (loss) earnings	$(0.19)	$0.49		$0.02	$0.83

* Includes rounding

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Net (loss) earnings	$(6,814)	$17,772	$655	$30,115

Other comprehensive income, before tax
Pension and postretirement liability adjustment	8,937	84	9,016	195

Income tax expense related to items of other comprehensive income	(2,170)	(21)	(2,189)	(48)

Total other comprehensive income, after tax	6,767	63	6,827	147
Comprehensive (loss) income	$(47)	$17,835	$7,482	$30,262

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 29, 2018	35,952	$484,064	$(15,759)	$247,642	$715,947
Impact of adoption of new lease standard (ASU 2016-02)		—	—	(26,863)	(26,863)
Net earnings	—	—	—	7,469	7,469
Other comprehensive income	—	—	60	—	60
Dividends - $0.19 per share	—	—	—	(6,902)	(6,902)
Stock-based employee compensation	—	5,383	—	—	5,383
Issuances of common stock on stock option exercises and for stock bonus plan and associate stock purchase plan	30	452	—	—	452
Issuances of restricted stock	444	—	—	—	—
Cancellations of stock-based awards	(107)	(1,744)	—	—	(1,744)
Balance at April 20, 2019	36,319	$488,155	$(15,699)	$221,346	$693,802
Net loss	—	—	—	(6,814)	(6,814)
Other comprehensive income	—	—	6,767	—	6,767
Dividends - $0.19 per share	—	—	—	(6,902)	(6,902)
Stock-based employee compensation	—	715	—	—	715
Issuances of common stock for associate stock purchase plan	8	99	—	—	99
Issuances of restricted stock	22	—	—	—	—
Cancellations of stock-based awards	(15)	(22)	—	—	(22)
Balance at July 13, 2019	36,334	$488,947	$(8,932)	$207,630	$687,645

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 30, 2017	36,466	$497,093	$(15,136)	$239,993	$721,950
Net earnings	—	—	—	12,343	12,343
Other comprehensive income	—	—	84	—	84
Dividends - $0.18 per share	—	—	—	(6,526)	(6,526)
Share repurchase	(952)	(20,000)	—	—	(20,000)
Stock-based employee compensation	—	5,290	—	—	5,290
Issuances of common stock for stock bonus plan and associate stock purchase plan	24	470	—	—	470
Issuances of restricted stock	472	—	—	—	—
Cancellations of stock-based awards	(87)	(1,567)	—	—	(1,567)
Balance at April 21, 2018	35,923	$481,286	$(15,052)	$245,810	$712,044
Net earnings	—	—	—	17,772	17,772
Other comprehensive income	—	—	63	—	63
Dividends - $0.18 per share	—	—	—	(6,457)	(6,457)
Stock-based employee compensation	—	977	—	—	977
Issuances of common stock for associate stock purchase plan	4	104	—	—	104
Issuances of restricted stock	9	—	—	—	—
Cancellations of stock-based awards	(2)	(37)	—	—	(37)
Balance at July 14, 2018	35,934	$482,330	$(14,989)	$257,125	$724,466

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	28 Weeks Ended
	July 13, 2019	July 14, 2018
Cash flows from operating activities
Net earnings	$655	$30,115
Loss from discontinued operations, net of tax	99	158
Earnings from continuing operations	754	30,273
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	15,226	5,189
Depreciation and amortization	48,496	44,877
Non-cash rent	(4,202)	(632)
LIFO expense	2,493	1,694
Pension termination settlement expense	8,877	—
Postretirement benefits income	(1,092)	(244)
Deferred taxes on income	2,509	7,077
Stock-based compensation expense	6,098	6,267
Postretirement benefit plan contributions	(231)	(181)
Gain on disposals of assets	(6,863)	(89)
Changes in operating assets and liabilities:
Accounts receivable	(15,480)	(9,258)
Inventories	12,755	32,641
Prepaid expenses and other assets	(41)	(430)
Accounts payable	37,216	(10,390)
Accrued payroll and benefits	(8,348)	(5,373)
Other accrued expenses and other liabilities	5,669	2,879
Net cash provided by operating activities	103,836	104,300
Cash flows from investing activities
Purchases of property and equipment	(31,771)	(34,596)
Net proceeds from the sale of assets	16,129	6,139
Acquisitions, net of cash acquired	(86,659)	—
Loans to customers	(2,292)	(698)
Payments from customers on loans	2,034	1,021
Other	(50)	(7)
Net cash used in investing activities	(102,609)	(28,141)
Cash flows from financing activities
Proceeds from senior secured revolving credit facility	623,276	486,095
Payments on senior secured revolving credit facility	(618,180)	(522,367)
Proceeds from other long-term debt	5,800	—
Repayment of other long-term debt and finance lease liabilities	(9,758)	(4,790)
Financing fees paid	(482)	(122)
Proceeds from resolution of acquisition contingencies	15,000	—
Share repurchase	—	(20,000)
Net payments related to stock-based award activities	(1,766)	(1,604)
Proceeds from exercise of stock options	181	—
Dividends paid	(13,804)	(12,983)
Net cash provided by (used in) financing activities	267	(75,771)
Cash flows from discontinued operations
Net cash used in operating activities	(130)	(142)
Net cash used in discontinued operations	(130)	(142)
Net increase in cash and cash equivalents	1,364	246
Cash and cash equivalents at beginning of period	18,585	15,667
Cash and cash equivalents at end of period	$19,949	$15,913

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of July 13, 2019, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the second quarter and year to date periods of 2019 and 2018 include the results of operations of the Company for the 12- and 28-week periods ended July 13, 2019 and July 14, 2018, respectively.

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

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	12 Weeks Ended July 13, 2019				28 Weeks Ended July 13, 2019
(In thousands)	Food Distribution	Military	Retail	Total	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$268,299	$226,031	$219,753	$714,083	$623,770	$536,441	$490,526	$1,650,737
Fresh (b)	343,853	146,201	218,942	708,996	772,621	343,223	481,889	1,597,733
Non-food (c)	303,043	116,574	92,618	512,235	666,037	278,630	219,013	1,163,680
Fuel	—	—	38,336	38,336	—	—	79,585	79,585
Other	20,188	1,765	326	22,279	42,193	3,647	729	46,569
Total	$935,383	$490,571	$569,975	$1,995,929	$2,104,621	$1,161,941	$1,271,742	$4,538,304
Type of customers:
Individuals	$—	$—	$569,792	$569,792	$—	$—	$1,271,274	$1,271,274
Manufacturers, brokers and distributors	41,196	468,242	—	509,438	101,907	1,110,878	—	1,212,785
Retailers	877,685	20,564	—	898,249	1,969,160	47,416	—	2,016,576
Other	16,502	1,765	183	18,450	33,554	3,647	468	37,669
Total	$935,383	$490,571	$569,975	$1,995,929	$2,104,621	$1,161,941	$1,271,742	$4,538,304

	12 Weeks Ended July 14, 2018				28 Weeks Ended July 14, 2018
(In thousands)	Food Distribution	Military	Retail	Total	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$286,487	$234,777	$179,564	$700,828	$646,630	$557,135	$400,856	$1,604,621
Fresh (b)	359,232	135,133	170,590	664,955	790,830	314,182	376,175	1,481,187
Non-food (c)	277,913	118,188	78,251	474,352	617,109	278,536	177,864	1,073,509
Fuel	—	—	35,979	35,979	—	—	75,442	75,442
Other	18,070	1,556	213	19,839	42,344	3,421	502	46,267
Total	$941,702	$489,654	$464,597	$1,895,953	$2,096,913	$1,153,274	$1,030,839	$4,281,026
Type of customers:
Individuals	$—	$—	$464,384	$464,384	$—	$—	$1,030,337	$1,030,337
Manufacturers, brokers and distributors	47,244	472,991	—	520,235	108,868	1,118,668	—	1,227,536
Retailers	880,429	15,107	—	895,536	1,955,260	31,185	—	1,986,445
Other	14,029	1,556	213	15,798	32,785	3,421	502	36,708
Total	$941,702	$489,654	$464,597	$1,895,953	$2,096,913	$1,153,274	$1,030,839	$4,281,026

(a) Center store includes dry grocery, frozen and beverages.
(b) Fresh includes produce, meat, dairy, deli, bakery, prepared proteins, seafood and floral.
(c) Non-food includes general merchandise, health and beauty care, tobacco products and pharmacy.

Contract Assets and Liabilities

In the ordinary course of business, the Company may advance funds to certain independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. For volume-based arrangements, the Company estimates the amount of the advanced funds earned by the retailers based on the expected volume of purchases by the retailer and amortizes the advances as a reduction of the transaction price and revenue earned. These advances are not considered contract assets under ASC 606 as they are not generated through the transfer of goods or services to the retailers. These advances are included in Other assets, net on the Company’s balance sheets.

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

Note 4 – Acquisitions

On December 31, 2018, the Company acquired all of the outstanding shares of Martin’s Super Markets, Inc. (“Martin’s”) for $86.7 million, net of $7.8 million of cash acquired. Acquired assets consist primarily of property and equipment of $55.0 million, intangible assets of $20.7 million, and working capital. Intangible assets are primarily composed of an indefinite-lived trade name of $17.5 million and customer lists of $3.1 million which are amortized over seven years. The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date based on preliminary estimates. These estimates are subject to revision upon the finalization of the valuations of the acquired real estate, inventory and intangible assets. Any adjustments will be made prior to December 31, 2019. No goodwill was recorded related to the acquisition. As of July 13, 2019, the Company has incurred $2.4 million of merger/acquisition and integration costs related to the acquisition, of which $1.2 million was incurred in 2019. The acquisition was funded with proceeds from the Company’s Credit Agreement.

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

Note 5 – Goodwill and Other Intangible Assets

The Company has three reporting units; however, no goodwill exists within the Military or Retail reporting units. Changes in the carrying amount of goodwill within the Food Distribution reporting unit were as follows:

(In thousands)	Goodwill
Balance at December 29, 2018	$178,648
Acquisitions (Note 8)	2,387
Balance at July 13, 2019	$181,035

The Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, during the fourth quarter of each year, and more frequently if circumstances indicate a risk of impairment. Testing goodwill and other indefinite-lived intangible assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or the Company’s stock price and market capitalization.

Beginning at the end of the first quarter and into the second quarter of 2019 the decline in the Company’s stock price substantially decreased market capitalization, and the decline became sustained during the second quarter. The Company recognized this event as an indicator of impairment and performed an interim goodwill impairment test during the second quarter. As a result of the test, the Company concluded that the fair value of the Food Distribution reporting unit was substantially in excess of its carrying value.

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and licenses for the sale of alcoholic beverages. Changes in the carrying amount of indefinite-lived intangible assets were as follows:

(In thousands)	Indefinite-lived Intangible Assets
Balance at December 29, 2018	$69,746
Acquisitions (Note 4)	17,478
Disposals	(50)
Impairment (Note 6)	(13,966)
Balance at July 13, 2019	$73,208

Note 6 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for the 28-week period ended July 13, 2019. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at December 29, 2018	$16,386	—	$16,386
Reclassification of lease liabilities	(8,177)	—	(8,177)
Lease termination adjustments	(62)	—	(62)
Provision for closing charges	543	—	543
Provision for severance	—	149	149
Changes in estimates	(211)	—	(211)
Accretion expense	194	—	194
Payments	(2,431)	(149)	(2,580)
Balance at July 13, 2019	$6,242	$—	$6,242

Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term. Prior to the adoption of ASU 2016-02 (Note 2), the liability included lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, net of estimated sublease income. Upon the adoption of ASU 2016-02, these liabilities were reclassified as a reduction of the initial measurement of operating lease assets within the consolidated balance sheets.

Restructuring and asset impairment activity included in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		28 Weeks Ended
	July 13,	July 14,	July 13,	July 14,
(In thousands)	2019	2018	2019	2018
Asset impairment charges	$13,966	$—	$14,066	$1,470
Charge on customer advance	1,941	—	1,941	—
Provision for closing charges	177	—	543	3,903
Loss (gain) on sales of assets related to closed facilities	20	(1,544)	(6,902)	(1,407)
Provision for severance	—	14	149	139
Other costs associated with distribution center and store closings	365	315	975	596
Changes in estimates	(246)	51	(211)	336
Lease termination adjustments	(1,642)	—	(1,642)	—
	$14,581	$(1,164)	$8,919	$5,037

In the 28-week period ended July 13, 2019, the Food Distribution segment realized a gain on the sale of a previously closed distribution center. In the 12- and 28-week periods ended July 13, 2019 and July 14, 2018, restructuring and asset impairment charges were incurred in the Food Distribution and Retail segments due to the declining profitability of certain of the Company’s operations and the economic and competitive environment of certain stores and in conjunction with the Company’s retail store and supply chain rationalization plans. The charge on the customer advance relates to an advance to an independent retailer customer which was not fully recoverable. The changes in estimates relate to revised estimates of lease and ancillary costs associated with previously closed locations, due to favorable dispute resolutions with landlords and deterioration of the condition of certain properties.

In the second quarter of 2019 the Company announced a plan to reposition the Caito Fresh Production operations and to focus on traditional produce distribution and production of fresh cut produce and deli items. As a result of this plan, the Company evaluated the related indefinite-lived trade name and long-lived assets for potential impairment. The indefinite-lived trade name with a book value of $35.5 million was measured at a fair value of $21.5 million, resulting in an impairment charge of $14.0 million. The Company concluded the long-lived assets were not impaired. Indefinite lived intangible assets are tested for impairment at least annually, and as needed if an indicator of potential impairment exists. Indefinite lived intangible assets are measured at fair value using Level 3 inputs under the fair value hierarchy, as further described in Note 7 – Fair Value Measurements. Fair value of indefinite-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance and, in the case of indefinite-lived trade name assets, estimated royalty rates.

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs. Assets with a book value of $0.3 million were measured at a fair value of $0.2 million, resulting in an impairment charge of $0.1 million in 2019. Assets with a book value of $1.8 million were measured at a fair value of $0.3 million, resulting in an impairment charge of $1.5 million in 2018. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers.

Note 7 – Fair Value Measurements

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. See Note 6 for discussion of the fair value measurements related to long-lived asset impairment charges. At July 13, 2019 the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

July 13,
(In thousands)	2019
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$17,709
Long-term debt and finance lease liabilities	690,734
Total book value of debt instruments	708,443
Fair value of debt instruments, excluding debt financing costs	714,044
Excess of fair value over book value	$5,601

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).

Certain of the Company’s business combinations involve the potential for the receipt or payment of future contingent consideration upon the shortfall or achievement of various operating thresholds, respectively. The additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified EBITDA levels. For business combinations including contingent consideration provisions an asset or liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period with the change in fair value recognized as income or expense within operating expenses in the condensed consolidated statements of operations. The Company measures the asset and liability on a recurring basis using Level 3 inputs. As of July 13, 2019, the probability of payment related to existing contingent consideration provisions was remote.

The fair value of contingent consideration associated with the Caito Foods Service, Inc. and Blue Ribbon Transport, LLC acquisition was zero as of July 13, 2019. During the period ended July 13, 2019, the Company received $15.0 million related to the resolution of certain acquisition contingencies. As of July 13, 2019, the potential for future payment of contingent consideration is remote and there is no opportunity for additional receipt of contingent consideration, therefore no assets or liabilities are recorded in the condensed consolidated balance sheet. Upon receipt of the proceeds, the portion of the contingent consideration related to the acquisition date fair value was reported as a financing activity in the condensed consolidated statements of cash flows. Amounts received in excess of the acquisition date fair value were reported as an operating activity in the condensed consolidated statements of cash flows.

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

From time to time, the Company may advance funds to independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. The Company had previously advanced funds to one independent retailer for a gross amount representing approximately two percent of the Company’s total assets. In the fourth quarter of 2018, the customer defaulted on the terms of the supply agreement and went into receivership. At that time, the Company performed an analysis of the net realizability of the underlying collateral which resulted in a $32.0 million charge. In the first quarter of 2019, to realize its collateral, the Company placed a credit bid and obtained the rights to acquire five stores. The Company subsequently assigned the rights to acquire three of the stores to an independent retailer in exchange for certain consideration as part of a long-term supply agreement, which was executed during the second quarter. The Company closed on the acquisition of the two remaining stores during the second quarter. The excess of the purchase price over the fair value of net assets acquired of $2.4 million was recorded as goodwill in the consolidated balance sheet and allocated to the Food Distribution segment based on the relative value of the assets acquired and the expected cash flows between the Retail and Food Distribution segments.  At the conclusion of the operation of the retailer’s stores by the court-appointed receiver in the second quarter of 2019, the Company performed an additional analysis of the net realizability of the underlying collateral which resulted in a charge of $1.9 million.

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

Note 9 – Leases

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

The components of lease expense were as follows:

	12 Weeks Ended	28 Weeks Ended
(In thousands)	July 13, 2019	July 13, 2019
Operating lease cost	$12,586	$29,646
Short-term lease cost	1,510	3,539
Finance lease cost
Amortization of assets	853	1,984
Interest on lease liabilities	713	1,695
Sublease income	(932)	(2,267)
Total net lease cost	$14,730	$34,597

Supplemental balance sheet information related to leases was as follows:

(In thousands)	July 13, 2019
Operating leases:
Operating lease assets	$274,336

Current portion of operating lease liabilities	$41,767
Noncurrent operating lease liabilities	276,888
Total operating lease liabilities	$318,655
Finance leases:
Property and equipment, at cost	$62,118
Accumulated amortization	(29,371)
Property and equipment, net	$32,747

Current portion of finance lease liabilities	$5,794
Noncurrent finance lease liabilities	32,644
Total finance lease liabilities	$38,438

Weighted average remaining lease term:
Operating leases	9.2 years
Finance leases	10.1 years

Weighted average discount rate:
Operating leases	5.7%
Finance leases	8.2%

Supplemental cash flow and other information related to leases was as follows:

	12 Weeks Ended	28 Weeks Ended
(In thousands)	July 13, 2019	July 13, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$14,144	$32,926
Operating cash flows used for finance leases	708	1,683
Financing cash flows used for finance leases	1,505	3,461

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	14,691	19,300
Total finance lease liabilities	—	—

The Company’s maturities of lease liabilities under operating and finance leases as of July 13, 2019 are as follows:

	Operating	Finance
(In thousands)	Leases	Leases	Total
2019	$27,581	4,335	$31,916
2020	55,754	7,416	63,170
2021	50,482	5,374	55,856
2022	44,140	4,784	48,924
2023	39,689	4,401	44,090
Thereafter	195,885	31,479	227,364
Total	413,531	57,789	471,320
Less interest	94,876	19,351	114,227
Present value of lease liabilities	318,655	38,438	357,093
Less current portion	41,767	5,794	47,561
Long-term lease liabilities	$276,888	$32,644	$309,532

Note 10 – Associate Retirement Plans

During the 12- and 28-week periods ended July 13, 2019, the Company recognized net periodic pension expense of $8.8 million and $9.2 million, respectively, related to the SpartanNash Company Pension Plan (“Pension Plan” or “Plan”) and net postretirement benefit costs of $0.1 million and $0.2 million, respectively, related to the SpartanNash Retiree Medical Plan. During the 12- and 28-week periods ended July 14, 2018, the Company recognized net periodic pension income of $0.1 million and $0.2 million, respectively, and net postretirement benefit costs of $0.1 million and $0.2 million, respectively for the aforementioned plans. Substantially all of these amounts are included in Postretirement benefit expense (income) in the condensed consolidated statements of operations.

On February 28, 2018, the Company’s Board of Directors granted approval to proceed with terminating the frozen Pension Plan. The Plan was terminated on July 31, 2018. The Company offered participants the option to receive an annuity or lump sum distribution which may be rolled over into another qualified plan. The distribution of assets to plan participants commenced in the second quarter and is expected to be completed in the third quarter of 2019. The Company will incur pre-tax settlement charges estimated to be $19 to $20 million to recognize the deferred losses in AOCI upon distribution of the Plan assets and related recognition of the settlement as well as other termination expenses, of which $8.9 million was recognized in the 28 weeks ended July 13, 2019. The Company expects the Plan termination will reduce administrative fees and premium funding costs in future periods.

The Company did not make any contributions to the Pension Plan during the 28-week period ended July 13, 2019. The Company may make contributions  to the Pension Plan in 2019 depending on actual termination costs and the value of Pension Plan assets upon final distribution. The Company expects to make total contributions of $0.4 million in 2019 to the Retiree Medical Plan and has made $0.2 million in the year-to-date period.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company’s contributions during the 12-week periods ended July 13, 2019 and July 14, 2018 were  $3.4 million. The Company’s contributions during the 28-week periods ended July 13, 2019 and July 14, 2018 were $8.2 million and $7.9 million, respectively. See Note 8 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 11 – Income Taxes

The effective income tax rate was 30.3% and 22.7% for the 12 weeks ended July 13, 2019 and July 14, 2018, respectively. For the 28 weeks ended July 13, 2019 and July 14, 2018, the effective income tax rate was -72.5% and 24.8%, respectively. The difference from the federal statutory rate in the current year was primarily due to significant discrete book losses and impairments with corresponding tax effects which occurred during the quarter and changed the year-to-date tax rate. In the prior year, the difference from the federal statutory rate was primarily due to state taxes, federal tax credits and stock-based compensation.

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

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and related tax benefits were as follows:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Restricted stock	$715	$977	$6,098	$6,267
Tax benefits	(178)	(255)	(970)	(929)
Stock-based compensation expense, net of tax	$537	$722	$5,128	$5,338

The following table summarizes activity in the stock-based compensation plans for the 28 weeks ended July 13, 2019:

				Weighted
	Shares	Weighted	Restricted	Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at December 29, 2018	13,052	$13.87	822,819	$23.07
Granted	—	—	466,005	18.14
Exercised/Vested	(13,052)	13.87	(341,819)	23.40
Cancelled/Forfeited	—	—	(23,101)	20.22
Outstanding at July 13, 2019	—	$—	923,904	$20.53

As of July 13, 2019, total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock incentive plans is $6.1 million and is expected to be recognized over a weighted average period of 2.7 years.

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	12 Weeks Ended		28 Weeks Ended
(In thousands, except per share amounts)	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Numerator:
(Loss) earnings from continuing operations	$(6,767)	$17,838	$754	$30,273
Adjustment for loss (earnings) attributable to participating securities	172	(414)	(19)	(644)
(Loss) earnings from continuing operations used in calculating earnings per share	$(6,595)	$17,424	$735	$29,629
Denominator:
Weighted average shares outstanding, including participating securities	36,323	35,928	36,208	36,075
Adjustment for participating securities	(921)	(833)	(897)	(767)
Shares used in calculating basic (loss) earnings per share	35,402	35,095	35,311	35,308
Effect of dilutive stock options	—	13	—	12
Shares used in calculating diluted (loss) earnings per share	35,402	35,108	35,311	35,320
Basic (loss) earnings per share from continuing operations	$(0.19)	$0.50	$0.02	$0.84
Diluted (loss) earnings per share from continuing operations	$(0.19)	$0.50	$0.02	$0.84

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	28 Weeks Ended
(In thousands)	July 13, 2019	July 14, 2018
Non-cash financing activities:
Recognition of finance lease liabilities	$—	$948
Non-cash investing activities:
Capital expenditures included in accounts payable	2,269	3,527
Finance lease asset additions	—	948
Other supplemental cash flow information:
Cash paid for interest	20,642	15,560

Note 15 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Military	Retail	Total
12 Weeks Ended July 13, 2019
Net sales to external customers	$935,383	$490,571	$569,975	$1,995,929
Inter-segment sales	226,636	—	—	226,636
Merger/acquisition and integration	—	—	582	582
Restructuring charges (gains) and asset impairment	16,024	—	(1,443)	14,581
Depreciation and amortization	7,744	2,736	10,049	20,529
Operating earnings (loss)	272	(1,603)	8,701	7,370
Capital expenditures	3,189	1,271	11,305	15,765

12 Weeks Ended July 14, 2018
Net sales to external customers	$941,702	$489,654	$464,597	$1,895,953
Inter-segment sales	198,388	—	—	198,388
Merger/acquisition and integration	745	—	59	804
Restructuring charges (gains) and asset impairment	100	(830)	(434)	(1,164)
Depreciation and amortization	7,318	2,763	8,926	19,007
Operating earnings	18,724	3,099	7,995	29,818
Capital expenditures	5,965	1,275	6,315	13,555

28 Weeks Ended July 13, 2019
Net sales to external customers	$2,104,621	$1,161,941	$1,271,742	$4,538,304
Inter-segment sales	515,044	—	—	515,044
Merger/acquisition and integration	(130)	—	1,494	1,364
Restructuring charges (gains) and asset impairment	9,681	—	(762)	8,919
Depreciation and amortization	17,977	6,333	22,851	47,161
Operating earnings (loss)	24,864	(3,160)	7,875	29,579
Capital expenditures	7,438	2,413	21,920	31,771

28 Weeks Ended July 14, 2018
Net sales to external customers	$2,096,913	$1,153,274	$1,030,839	$4,281,026
Inter-segment sales	451,712	—	—	451,712
Merger/acquisition and integration	2,940	4	66	3,010
Restructuring charges (gains) and asset impairment	1,360	(830)	4,507	5,037
Depreciation and amortization	16,858	6,441	20,945	44,244
Operating earnings	43,245	4,612	7,709	55,566
Capital expenditures	18,410	1,529	14,657	34,596

	July 13,	December 29,
(In thousands)	2019	2018
Total Assets
Food Distribution	$1,096,965	$1,074,125
Military	412,734	405,587
Retail	779,175	489,049
Discontinued operations	3,090	3,151
Total	$2,291,964	$1,971,912

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

At the end of the second quarter, the Company’s Retail segment operated 160 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets, VG’s Food and Pharmacy, D&W Fresh Markets, Sun Mart and Family Fresh Market. The Company also offers pharmacy services in 98 of its corporate owned retail stores and operates 37 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

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

2019 Second Quarter Highlights

During the quarter ended July 13, 2019, the Company made significant progress on its strategic objectives and better positioned itself for long-term growth and profitability. In addition to realizing sales growth, the Company remains focused on its other top objectives for the current year, including strengthening its management team, systems and supply chain operations, generating improvements through its Project One Team initiative, and reducing its debt, working capital and financial leverage ratios, which will all contribute to improved growth in adjusted operating earnings and adjusted EBITDA.

Second quarter 2019 operational highlights include:

•

The Company realized sales growth of over 5% from the same quarter in the prior year. This growth was driven by contributions from the newly acquired Martin’s business in the Retail segment and growth in the Military Distribution segment. Before the intercompany elimination of Martin’s sales, the Food Distribution segment also realized growth of 3.0%.

•

In connection with Project One Team, the Company has completed the implementation of a number of the initiatives and remains on track to achieve a run rate of over $20 million in annual cost savings within the next 24 months. Initiatives currently in the process of being implemented include improving the systems and policies for inventory procurement and management, supply chain efficiency and automation of routine administrative tasks.

•

During the second quarter, the Company appointed Walt Lentz as the President of Food Distribution. Mr. Lentz has an extensive background in logistics, supply chain and food manufacturing, including roles as Acting Chief Executive Officer and Chief Supply Chain Officer of Peapod LLC, the grocery eCommerce business division of Ahold Delhaize. He oversees the Food Distribution segment and has assumed responsibility for the Company’s supply chain. He has joined the other leaders of SpartanNash in developing teams to position the Company for long-term sustainable growth.

•

Since the second quarter of 2018, the Company has paid down over $90.0 million in debt, resulting in an $8 million reduction in the debt balance despite using approximately $87.0 million to fund the acquisition of Martin’s at the beginning of fiscal 2019. The Company also reduced its working capital by over $15.0 million from the second quarter of fiscal 2018, while continuing to grow sales. The Company will continue to focus on working capital improvements and debt reduction and is targeting total working capital improvements of $30.0 million for the full fiscal year.

•

The Company recently made the decision to reposition its Fresh Production operations. As a result of this change, the Company’s Fresh Production operations will continue to produce the high-quality cut fruits, vegetables and core deli offerings such as salads, sandwiches and wraps that have been a hallmark of these operations for over a decade. However, the Company will exit the Fresh Kitchen operations, an area of the business which has been unable to deliver on management’s expectations, resulting in lower volume production runs which were neither efficient nor profitable, significantly contributing to unfavorable performance within the Food Distribution segment. The annual net sales impact of exiting the Fresh Kitchen operations will be approximately $20 million.

For the remainder of 2019, the Company expects Food Distribution to achieve low- to mid-single digit sales growth driven by existing customers and new business. This expectation excludes the impact of the elimination of intercompany sales related to the acquisition of the Martin’s business. In the Military segment, the Company expects that new business within the segment, including continued private brand growth, will largely offset the negative DeCA comparable sales trend. Within the Retail segment, the Company expects total sales will increase due to the acquisition of Martin’s and the significant current year implementation of the Company’s brand positioning, partly offset by the impact of store rationalization plans.

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		28 Weeks Ended		12 Weeks Ended	28 Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018	July 13, 2019	July 13, 2019
Net sales	100.0	100.0	100.0	100.0	5.3	6.0
Gross profit	14.5	14.0	14.7	14.2	8.8	9.5
Selling, general and administrative expenses	13.4	12.5	13.8	12.7	12.8	15.0
Merger/acquisition and integration	0.0	0.0	0.0	0.1	(27.6)	(54.7)
Restructuring charges (gains) and asset impairment	0.7	(0.1)	0.2	0.1	**	77.1
Operating earnings	0.4	1.6	0.7	1.3	(75.3)	(46.8)
Other income and expenses	0.9	0.4	0.6	0.4	153.6	90.6
(Loss) earnings before income taxes and discontinued operations	(0.5)	1.2	0.0	0.9	(142.1)	(98.9)
Income tax (benefit) expense	(0.1)	0.3	(0.0)	0.2	(156.1)	(103.2)
(Loss) earnings from continuing operations	(0.3)	0.9	0.0	0.7	(137.9)	(97.5)
Loss from discontinued operations, net of taxes	(0.0)	(0.0)	(0.0)	(0.0)	**	**
Net (loss) earnings	(0.3)	0.9	0.0	0.7	(138.3)	(97.8)

Note: Certain totals do not sum due to rounding.

**   Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 13, 2019	July 14, 2018	Variance	July 13, 2019	July 14, 2018	Variance
Food Distribution	$935,383	$941,702	$(6,319)	$2,104,621	$2,096,913	$7,708
Military	490,571	489,654	917	1,161,941	1,153,274	8,667
Retail	569,975	464,597	105,378	1,271,742	1,030,839	240,903
Total net sales	$1,995,929	$1,895,953	$99,976	$4,538,304	$4,281,026	$257,278

Net sales for the quarter ended July 13, 2019 (“second quarter”) increased $100.0 million, or 5.3%, to $2.00 billion from $1.90 billion in the quarter ended July 14, 2018 (“prior year quarter”). Net sales for the year-to-date period ended July 13, 2019 (“year-to-date period”) increased $257.3 million, or 6.0%, to $4.54 billion from $4.28 billion in the year-to-date period ended July 14, 2018 (“prior year-to-date period”). The increases were driven primarily by incremental sales from the Martin’s acquisition.

Food Distribution net sales decreased $6.3 million, or 0.7%, to $935.4 million in the second quarter from $941.7 million in the prior year quarter. Net sales for the year-to-date period increased $7.7 million, or 0.4%, from $2.10 billion in the prior year-to-date period. Before the impact of the elimination of sales to Martin’s, following the acquisition at the beginning of 2019, sales grew 3.0% and 4.2% in the second quarter and year-to-date period, respectively. The second quarter and year-to-date increases excluding the impact of the Martin’s elimination were due to sales growth from existing customers. The Company’s rate of sales growth within this segment decelerated from recent quarters, largely due to unseasonably cool and wet weather during the months of May and June. These trends improved during the month of July as the weather improved and the rate of growth returned to that observed in recent quarters.

Military net sales increased $0.9 million, or 0.2%, to $490.6 million in the second quarter from $489.7 million in the prior year quarter. Net sales for the year-to-date period increased $8.7 million, or 0.8%, from $1.15 billion in the prior year-to-date period to $1.16 billion. The increases were primarily due to incremental volume from new business with an existing customer that commenced late in the fourth quarter of 2018 and growth in DeCA’s private brand program, partially offset by lower comparable sales at DeCA operated locations.

Retail net sales increased $105.4 million, or 22.7%, to $570.0 million in the second quarter from $464.6 million in the prior year quarter.  Net sales for the year-to-date period increased $240.9 million, or 23.4%, from $1.03 billion in the prior year-to-date period to $1.27 billion. The increase in net sales was primarily attributable to incremental sales from the Martin’s acquisition. Excluding the impact of Martin’s, sales decreased 3.3% and 3.1% in the second quarter and year-to-date period, respectively, as a result of store closures and negative comparable store sales. Comparable store sales, excluding fuel, decreased 2.0% for the quarter and decreased 1.1% percent for the year-to-date period. Comparable store sales for the quarter were negatively impacted by the shift of the post-Easter week into the second quarter by 0.5%. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions or relocated stores. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

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

Gross profit increased $23.3 million, or 8.8%, to $289.0 million in the second quarter from $265.7 million in the prior year quarter. As a percent of net sales, gross profit was 14.5% compared to 14.0% in the prior year quarter. Gross profit for the year-to-date period increased $57.9 million, or 9.5%, from $608.9 million in the prior year-to-date period to $666.7 million in the current year. As a percent of net sales, gross profit for the year-to-date period was 14.7% compared to 14.2% in the prior year-to-date period. As a percent of net sales, the second quarter and year-to-date period change in gross margin was primarily due to the acquisition of Martin’s, partially offset by lower margins in other business segments.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation (to the extent not included in Cost of sales), out-bound freight and other administrative expenses.

SG&A expenses increased to $266.5 million in the second quarter from $236.2 million in the prior year quarter, representing 13.4% of net sales in the second quarter compared to 12.5% in the prior year quarter. SG&A expenses for the year-to-date period increased $81.6 million, or 15.0%, from $545.3 million in the prior year-to-date period to $626.9 million, and increased from 12.7% as a percentage of net sales in the prior year-to-date period compared to 13.8%. The increase in expenses as a rate of sales compared to the prior year quarter and year-to-date period was primarily due to an increase in the mix of Retail segment operations with the acquisition of Martin’s as well as higher supply chain costs in both Military and Food Distribution segments. These increases were offset by favorable variances related to incentive compensation expense across all segments.

Merger/Acquisition and Integration – Second quarter and prior year quarter results included $0.6 million and $0.8 million of merger/acquisition and integration expenses, respectively. The year-to-date period and the prior year-to-date period results included $1.4 million and $3.0 million of merger/acquisition and integration expenses, respectively. The expenses are mainly associated with the acquisition and integration of Martin’s in the current year and the integration of Spartan Stores, Inc. and Nash-Finch Company in the prior year.

Restructuring Charges (Gains) and Asset Impairment – Second quarter and prior year quarter results included charges of $14.6 million and gains of $1.2 million, respectively, of restructuring and asset impairment activity. The year-to-date period and the prior year-to-date period results included charges of $8.9 million and $5.0 million, respectively, of restructuring and asset impairment activity. The second quarter and year-to-date amounts consist primarily of asset impairment charges associated with the changes the Company announced related to the Caito Fresh Production business, including the decision to exit the Fresh Kitchen operations and the year-to-date charges are partially offset by gains on the sale of a previously closed distribution center. The prior year-to-date amount includes charges associated with the Company’s retail store and warehouse rationalization plans, partially offset by gains on sales of real estate in the prior year quarter.

Goodwill

The Company performs goodwill impairment tests on an annual basis, or whenever events or circumstances indicate that it would be more likely than not that the fair value of a reporting unit is below its carrying amount. During the second quarter of 2019, the Company assessed whether there were any indicators that the carrying value of the Food Distribution reporting unit was in excess of its fair value. One of the considerations performed by the Company is whether the carrying value of the enterprise as a whole is greater than the market capitalization, considering a reasonable control premium. At the end of the first quarter and into the second quarter of 2019 the decline in the Company’s stock price substantially decreased market capitalization, and the decline became sustained during the second quarter. As a result of this indicator of impairment, the Company performed an interim goodwill impairment test for the Food Distribution reporting unit, the only reporting unit which carries a goodwill balance.

The Company estimates the fair value of the Food Distribution reporting unit primarily based on the income approach using a discounted cash flow model and also incorporates the market approach using observable comparable company information. As a result of the second quarter impairment test, the Company concluded that the fair value of the Food Distribution reporting unit was substantially in excess of its carrying value.

Key assumptions used by the Company in preparing the fair value estimate under the discounted cash flow method include:

•

Weighted average cost of capital (“WACC”): The determination of the weighted average cost of capital incorporates current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns. The development of the WACC requires estimates of an equity rate of return and a debt rate of return, which are specific to the industry in which the Food Distribution reporting unit operates.

•	Revenue growth rates: The Company develops its forecasts based on recent sales data for existing operations and other factors, including management’s future expectations.
•

Operating profits: The Company uses historical operating margins as a basis for our projections within the discounted cash flow model. Margins within the forecast may vary due to future expectations related to both product and administrative costs.

The Company compared the results of the discounted cash flow model to observable comparable company market multiples to support the appropriateness of the fair value estimates. The Company concluded that the implied multiple was reasonable with respect to the comparable company range, and that the assumptions used in the fair value estimate were supportable.

Additionally, the Company reconciled the fair value estimate for the Food Distribution reporting unit to the current market capitalization of the enterprise as a whole. While the Retail and Military reporting units do not carry goodwill balances, their fair values are combined with the fair value estimate of the Food Distribution reporting unit in determining the enterprise value of the total Company. During the second quarter goodwill impairment test, the reconciliation between the enterprise value of the Company and market capitalization, implying a reasonable control premium, was within the Company’s expectations based on recent market transactions.

Operating Earnings (Loss) – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss):

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 13, 2019	July 14, 2018	Variance	July 13, 2019	July 14, 2018	Variance
Food Distribution	$272	$18,724	$(18,452)	$24,864	$43,245	$(18,381)
Military	(1,603)	3,099	(4,702)	(3,160)	4,612	(7,772)
Retail	8,701	7,995	706	7,875	7,709	166
Total operating earnings	$7,370	$29,818	$(22,448)	$29,579	$55,566	$(25,987)

Operating earnings decreased $22.4 million, or 75.3% to $7.4 million in the second quarter from $29.8 million in the prior year quarter. Operating earnings for the year-to-date period decreased $26.0 million, or 46.8%, to $29.6 million from $55.6 million in the prior year-to-date period. The decreases were primarily attributable to the asset impairment charges, lower margin rates on comparable sales, higher supply chain costs and incremental losses from the Fresh Kitchen operations, partially offset by favorable incentive compensation, incremental earnings from the newly acquired Martin’s business, and lower recall charges than in the prior year. The year-to-date decrease was also attributable to one-time expenses associated with the Project One Team initiative.

Food Distribution operating earnings decreased $18.5 million, or 98.5%, to $0.3 million in the second quarter from $18.7 million in the prior year quarter. Operating earnings for the year-to-date period decreased $18.4 million, or 42.5%, to $24.9 million from $43.2 million in the prior year-to-date period. The decrease in operating earnings was due to asset impairment charges, losses associated with the Fresh Kitchen operations and higher supply chain expenses, partially offset by lower recall charges than in the prior year and favorable adjustments to incentive compensation.

Military operating earnings decreased $4.7 million, or 151.7%, to a $1.6 million operating loss in the second quarter from $3.1 million in operating earnings in the prior year quarter. Operating earnings for the year-to-date period decreased $7.8 million, or 168.5%, to a $3.2 million operating loss from $4.6 million in operating earnings in the prior year-to-date period. The second quarter and year-to-date decreases were primarily attributable to lower margin rates, partly due to a shift in the mix of business, and higher supply chain costs, as well as the cycling of gains related to the sale of a closed facility in the prior year quarter, partially offset by favorable adjustments to incentive compensation. The year-to-date period decrease was also attributable to operational issues at one distribution center as well as one-time costs associated with Project One Team and organizational realignment costs.

Retail operating earnings increased $0.7 million, or 8.8% to $8.7 million in the second quarter from $8.0 million in the prior year quarter. Operating earnings for the year-to-date period increased $0.2 million, or 2.2%, to $7.9 million from $7.7 million in the prior year-to-date period. The increases in reported operating earnings was primarily attributable to lower incentive compensation, the contribution of the acquired Martin’s stores, the favorable impact of closing underperforming stores, and favorable adjustments to incentive compensation, partially offset by higher fees paid to pharmacy benefit managers. The year-to-date increase in operating earnings was offset by the allocation of one-time costs associated with Project One Team.

Interest Expense – Interest expense increased $1.7 million, or 24.8%, to $8.7 million in the second quarter from $7.0 million in the prior year quarter. Interest expense for the year-to-date period increased $4.9 million, or 30.7% from $15.7 million in the prior year-to-date period to $20.6 million. The increases in interest expense were primarily due to an increase in interest rates compared to the prior year and incremental borrowings to fund the Martin’s acquisition.

Income Taxes – The effective income tax rate was 30.3% and 22.7% for the second quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective income tax rates were -72.5% and 24.8%, respectively. The difference from the federal statutory rate in the current year was primarily due to state taxes and stock compensation, partially offset by federal tax credits. In the prior year, the difference from the federal statutory rate was primarily due to state taxes, federal tax credits and stock-based compensation. The tax impacts of stock-based compensation are primarily realized in the first quarter due to the timing of awards and vesting schedules.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude costs associated with organizational realignment, which include significant changes to the Company’s management team. Also excluded are the fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. Pension termination costs, primarily related to non-operating settlement expense associated with the distribution of pension assets, are excluded from adjusted earnings from continuing operations, and to a lesser extent adjusted operating earnings. These items are considered “non-operational” or “non-core” in nature. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude start-up costs associated with the Fresh Kitchen operation, which concluded during the first quarter of 2018. The Fresh Kitchen represented a new line of business for the Company, and provides the Company with the ability to process, cook, and package fresh protein-based foods and complete meal solutions.

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

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings for the 12 and 28 weeks ended July 13, 2019 and July 14, 2018.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Operating earnings	$7,370	$29,818	$29,579	$55,566
Adjustments:
Merger/acquisition and integration	582	804	1,364	3,010
Restructuring charges (gains) and asset impairment	14,581	(1,164)	8,919	5,037
Fresh Kitchen start-up costs	—	—	—	1,366
Costs associated with Project One Team	810	—	5,428	—
Organizational realignment costs	19	—	877	—
Pension termination	20	—	20	—
Severance associated with cost reduction initiatives	80	344	442	618
Adjusted operating earnings	$23,462	$29,802	$46,629	$65,597
Reconciliation of operating earnings (loss) to adjusted operating earnings (loss) by segment:
Food Distribution:
Operating earnings	$272	$18,724	$24,864	$43,245
Adjustments:
Merger/acquisition and integration	—	745	(130)	2,940
Restructuring charges and asset impairment	16,024	100	9,681	1,360
Fresh Kitchen start-up costs	—	—	—	1,366
Costs associated with Project One Team	429	—	2,877	—
Organizational realignment costs	10	—	465	—
Pension termination	11	—	11	—
Severance associated with cost reduction initiatives	37	258	361	451
Adjusted operating earnings	$16,783	$19,827	$38,129	$49,362
Military:
Operating (loss) earnings	$(1,603)	$3,099	$(3,160)	$4,612
Adjustments:
Merger/acquisition and integration	—	—	—	4
Restructuring gains	—	(830)	—	(830)
Costs associated with Project One Team	106	—	706	—
Organizational realignment costs	3	—	114	—
Pension termination	2	—	2	—
Severance associated with cost reduction initiatives	—	18	9	70
Adjusted operating (loss) earnings	$(1,492)	$2,287	$(2,329)	$3,856
Retail:
Operating earnings	$8,701	$7,995	$7,875	$7,709
Adjustments:
Merger/acquisition and integration	582	59	1,494	66
Restructuring (gains) charges and asset impairment	(1,443)	(434)	(762)	4,507
Costs associated with Project One Team	275	—	1,845	—
Organizational realignment costs	6	—	298	—
Pension termination	7	—	7	—
Severance associated with cost reduction initiatives	43	68	72	97
Adjusted operating earnings	$8,171	$7,688	$10,829	$12,379

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 12 and 28 weeks ended July 13, 2019 and July 14, 2018.

	12 Weeks Ended
	July 13, 2019		July 14, 2018
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
(Loss) earnings from continuing operations	$(6,767)	$(0.19)	$17,838	$0.50
Adjustments:
Merger/acquisition and integration	582		804
Restructuring charges (gains) and asset impairment	14,581		(1,164)
Costs associated with Project One Team	810		—
Organizational realignment costs	19		—
Severance associated with cost reduction initiatives	80		344
Pension termination	8,998		—
Total adjustments	25,070		(16)
Income tax effect on adjustments (a)	(6,112)		48
Total adjustments, net of taxes	18,958	0.53	32	—
Adjusted earnings from continuing operations	$12,191	$0.34	$17,870	$0.50

	28 Weeks Ended
	July 13, 2019		July 14, 2018
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Earnings from continuing operations	$754	$0.02	$30,273	$0.84
Adjustments:
Merger/acquisition and integration	1,364		3,010
Restructuring charges (gains) and asset impairment	8,919		5,037
Fresh Kitchen start-up costs	—		1,366
Costs associated with Project One Team	5,428		—
Organizational realignment costs	877		—
Severance associated with cost reduction initiatives	442		618
Pension termination	9,351		—
Total adjustments	26,381		10,031
Income tax effect on adjustments (a)	(6,416)		(2,388)
Total adjustments, net of taxes	19,965	0.55	7,643	0.21
Adjusted earnings from continuing operations	$20,719	$0.57	$37,916	$1.05

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

Following is a reconciliation of net (loss) earnings to adjusted EBITDA for the 12 and 28 weeks ended July 13, 2019 and July 14, 2018.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Net (loss) earnings	$(6,814)	$17,772	$655	$30,115
Loss from discontinued operations, net of tax	47	66	99	158
Income tax (benefit) expense	(2,941)	5,247	(317)	10,007
Other expenses, net	17,078	6,733	29,142	15,286
Operating earnings	7,370	29,818	29,579	55,566
Adjustments:
LIFO expense	1,068	155	2,493	1,695
Depreciation and amortization	20,529	19,007	47,161	44,025
Merger/acquisition and integration	582	804	1,364	3,010
Restructuring charges (gains) and asset impairment	14,581	(1,164)	8,919	5,037
Fresh Kitchen start-up costs	—	—	—	1,366
Stock-based compensation	715	976	6,098	6,267
Non-cash rent	(1,516)	(41)	(3,434)	(117)
Costs associated with Project One Team	810	—	5,428	—
Organizational realignment costs	19	—	877	—
Other non-cash charges	154	135	496	12
Adjusted EBITDA	$44,312	$49,690	$98,981	$116,861

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA by segment for the 12 and 28 weeks ended July 13, 2019 and July 14, 2018.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Food Distribution:
Operating earnings	$272	$18,724	$24,864	$43,245
Adjustments:
LIFO expense (benefit)	527	(82)	1,230	683
Depreciation and amortization	7,744	7,318	17,977	16,639
Merger/acquisition and integration	—	745	(130)	2,940
Restructuring charges and asset impairment	16,024	100	9,681	1,360
Fresh Kitchen start-up costs	—	—	—	1,366
Stock-based compensation	341	441	3,017	2,968
Non-cash rent	149	1	206	(21)
Costs associated with Project One Team	429	—	2,877	—
Organizational realignment costs	10	—	465	—
Other non-cash charges	59	204	378	441
Adjusted EBITDA	$25,555	$27,451	$60,565	$69,621
Military:
Operating (loss) earnings	$(1,603)	$3,099	$(3,160)	$4,612
Adjustments:
LIFO expense (benefit)	284	(26)	662	399
Depreciation and amortization	2,736	2,763	6,333	6,441
Merger/acquisition and integration	—	—	—	4
Restructuring gains	—	(830)	—	(830)
Stock-based compensation	124	220	978	1,025
Non-cash rent	(92)	(1)	(214)	(1)
Costs associated with Project One Team	106	—	706	—
Organizational realignment costs	3	—	114	—
Other non-cash charges (gains)	9	(76)	(11)	(148)
Adjusted EBITDA	$1,567	$5,149	$5,408	$11,502
Retail:
Operating earnings	$8,701	$7,995	$7,875	$7,709
Adjustments:
LIFO expense	257	263	601	613
Depreciation and amortization	10,049	8,926	22,851	20,945
Merger/acquisition and integration	582	59	1,494	66
Restructuring (gains) charges and asset impairment	(1,443)	(434)	(762)	4,507
Stock-based compensation	250	315	2,103	2,274
Non-cash rent	(1,573)	(41)	(3,426)	(95)
Costs associated with Project One Team	275	—	1,845	—
Organizational realignment costs	6	—	298	—
Other non-cash charges (gains)	86	7	129	(281)
Adjusted EBITDA	$17,190	$17,090	$33,008	$35,738

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	28 Weeks Ended
(In thousands)	July 13, 2019	July 14, 2018
Cash flow activities
Net cash provided by operating activities	$103,836	$104,300
Net cash used in investing activities	(102,609)	(28,141)
Net cash provided by (used in) financing activities	267	(75,771)
Net cash used in discontinued operations	(130)	(142)
Net increase in cash and cash equivalents	1,364	246
Cash and cash equivalents at beginning of the period	18,585	15,667
Cash and cash equivalents at end of the period	$19,949	$15,913

Net cash provided by operating activities. Net cash provided by operating activities decreased during the current year-to-date period from the prior year-to-date period by approximately $0.5 million and was primarily due to lower cash generated from earnings, mostly offset by improvements in working capital.

Net cash used in investing activities. Net cash used in investing activities increased $74.5 million in the current year compared to the prior year primarily due to the Martin’s acquisition made in the current year quarter, partially offset by proceeds from the sale of real property for a previously closed site.

The Food Distribution, Military and Retail segments utilized 23.4%, 7.6% and 69.0% of capital expenditures, respectively, in the current year.

Net cash provided by (used in) financing activities. Net cash provided by financing activities increased $76.0 million in the current year compared to the prior year use of cash primarily due to borrowings on the revolving credit facility to fund the Martin’s acquisition.

Net cash used in discontinued operations. Net cash used in discontinued operations contains the net cash flows of the Company’s Retail and Food Distribution discontinued operations and is primarily composed of facility maintenance expenditures.

Debt Management

Total debt, including finance lease liabilities, was $702.2 million and $698.1 million as of July 13, 2019 and December 29, 2018, respectively. The increase in total debt was driven by the current year acquisition of Martin’s, partially offset by payments.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility which has maximum available credit of $1.1 billion. As of July 13, 2019, the senior secured credit facility had outstanding borrowings of $660.9 million. Additional available borrowings under the Company’s $1.1 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $249.0 million at July 13, 2019. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $10.8 million were outstanding as of July 13, 2019. The revolving credit facility matures December 18, 2023 and is secured by substantially all of the Company’s assets.

The Company believes that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the Credit Agreement. Subsequent to the end of the second quarter, the Company executed an early payment of its term loan (Tranche A-2) in the amount of $55.0 million with available borrowings from its revolving credit facility. The Company expects to generate interest savings of nearly $2 million annually as a result of utilizing lower rate financing.

The Company’s current ratio (current assets to current liabilities) was 1.76-to-1 at July 13, 2019 compared to 2.10-to-1 at December 29, 2018, and its investment in working capital was $430.7 million at July 13, 2019 compared to $524.6 million at December 29, 2018. Net debt to total capital ratio was 0.50-to-1 at July 13, 2019 compared to 0.49-to-1 at December 29, 2018. The current year ratios include the impact of the adoption of the new lease standard (ASU 2016-02) and therefore lack comparability to the prior year ratios.

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

Following is a reconciliation of long-term debt and finance lease liabilities to total net long-term debt and finance lease liabilities as of July 13, 2019 and December 29, 2018.

	July 13,	December 29,
(In thousands)	2019	2018
Current portion of long-term debt and finance lease liabilities	$17,709	$18,263
Long-term debt and finance lease liabilities	684,527	679,797
Total debt	702,236	698,060
Cash and cash equivalents	(19,949)	(18,585)
Total net long-term debt	$682,287	$679,475

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. At July 13, 2019, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the quarter ended July 13, 2019, the Company returned $6.9 million to shareholders from dividend payments. A 5.6% increase in the quarterly dividend rate from $0.18 per share to $0.19 per share was approved by the Board of Directors and announced on February 28, 2019. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond July 13, 2019. These commitments consist primarily of purchase commitments (as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018), standby letters of credit of $10.8 million as of July 13, 2019, and interest on long-term debt and finance lease liabilities.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of July 13, 2019 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the second quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 12 week period ended July 13, 2019. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. For the first quarter of 2019, all shares purchased by SpartanNash related to shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares.

During the fourth quarter of 2017, the Board authorized a publicly announced $50 million share repurchase program, expiring in 2022. No repurchases were made under this program during the second quarter of 2019. At July 13, 2019 $45.0 million remains available under the program.

Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
April 21 - May 18, 2019
Employee Transactions	—	$—
Repurchase Program	—	$—
May 19 - June 15, 2019
Employee Transactions	1,821	$12.72
Repurchase Program	—	$—
June 16 - July 13, 2019
Employee Transactions		$
Repurchase Program	—	$—
Total for quarter ended July 13, 2019
Employee Transactions	1,821	$12.72
Repurchase Program	—	$—

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 13, 2019, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: August 21, 2019	By	/s/ Mark E. Shamber
Mark E. Shamber Executive Vice President and Chief Financial Officer