Form 10-Q
period 2019-10-05
SpartanNash Co
filed 2019-11-07
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2019.

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

As of November 6, 2019, the registrant had 36,347,337 outstanding shares of common stock, no par value.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	October 5,	December 29,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$23,436	$18,585
Accounts and notes receivable, net	374,287	346,260
Inventories, net	594,676	553,799
Prepaid expenses and other current assets	52,176	73,798
Property and equipment held for sale	3,968	8,654
Total current assets	1,048,543	1,001,096

Property and equipment, net	618,126	579,060
Goodwill	181,035	178,648
Intangible assets, net	128,351	128,926
Operating lease assets	272,591	—
Other assets, net	85,900	84,182

Total assets	$2,334,546	$1,971,912

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$456,991	$357,802
Accrued payroll and benefits	59,472	57,180
Other accrued expenses	45,667	43,206
Current portion of operating lease liabilities	41,795	—
Current portion of long-term debt and finance lease liabilities	7,044	18,263
Total current liabilities	610,969	476,451

Long-term liabilities
Deferred income taxes	43,734	49,254
Operating lease liabilities	273,631	—
Other long-term liabilities	30,861	50,463
Long-term debt and finance lease liabilities	686,055	679,797
Total long-term liabilities	1,034,281	779,514

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 36,350 and 35,952 shares outstanding	489,656	484,064
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(748)	(15,759)
Retained earnings	200,388	247,642
Total shareholders’ equity	689,296	715,947

Total liabilities and shareholders’ equity	$2,334,546	$1,971,912

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Net sales	$1,999,808	$1,886,730	$6,538,112	$6,167,756
Cost of sales	1,709,447	1,630,588	5,581,015	5,302,740
Gross profit	290,361	256,142	957,097	865,016

Operating expenses
Selling, general and administrative	273,286	228,583	900,160	773,844
Merger/acquisition and integration	—	521	1,364	3,531
Restructuring charges and asset impairment	1,296	232	10,215	5,269
Total operating expenses	274,582	229,336	911,739	782,644

Operating earnings	15,779	26,806	45,358	82,372

Other expenses and (income)
Interest expense	7,375	7,082	27,952	22,828
Loss on debt extinguishment	329	—	329	—
Postretirement benefit expense (income)	10,221	(6)	19,677	(20)
Other, net	(180)	(189)	(1,071)	(635)
Total other expenses, net	17,745	6,887	46,887	22,173

(Loss) earnings before income taxes and discontinued operations	(1,966)	19,919	(1,529)	60,199
Income tax (benefit) expense	(1,656)	2,374	(1,973)	12,381
(Loss) earnings from continuing operations	(310)	17,545	444	47,818

Loss from discontinued operations, net of taxes	(27)	(80)	(126)	(238)
Net (loss) earnings	$(337)	$17,465	$318	$47,580

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.01)	$0.49	$0.01	$1.33
Loss from discontinued operations	—	—	—	(0.01)
Net (loss) earnings	$(0.01)	$0.49	$0.01	$1.32

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.01)	$0.49	$0.01	$1.33
Loss from discontinued operations	—	—	—	(0.01)
Net (loss) earnings	$(0.01)	$0.49	$0.01	$1.32

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Net (loss) earnings	$(337)	$17,465	$318	$47,580

Other comprehensive income, before tax
Pension and postretirement liability adjustment	10,808	83	19,824	278

Income tax expense related to items of other comprehensive income	(2,624)	(20)	(4,813)	(68)

Total other comprehensive income, after tax	8,184	63	15,011	210
Comprehensive income	$7,847	$17,528	$15,329	$47,790

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 29, 2018	35,952	$484,064	$(15,759)	$247,642	$715,947
Impact of adoption of new lease standard (ASU 2016-02)		—	—	(26,863)	(26,863)
Net earnings	—	—	—	7,469	7,469
Other comprehensive income	—	—	60	—	60
Dividends - $0.19 per share	—	—	—	(6,902)	(6,902)
Stock-based employee compensation	—	5,383	—	—	5,383
Issuances of common stock on stock option exercises and for stock bonus plan and associate stock purchase plan	30	452	—	—	452
Issuances of restricted stock	444	—	—	—	—
Cancellations of stock-based awards	(107)	(1,744)	—	—	(1,744)
Balance at April 20, 2019	36,319	$488,155	$(15,699)	$221,346	$693,802
Net loss	—	—	—	(6,814)	(6,814)
Other comprehensive income	—	—	6,767	—	6,767
Dividends - $0.19 per share	—	—	—	(6,902)	(6,902)
Stock-based employee compensation	—	715	—	—	715
Issuances of common stock for associate stock purchase plan	8	99	—	—	99
Issuances of restricted stock	22	—	—	—	—
Cancellations of stock-based awards	(15)	(22)	—	—	(22)
Balance at July 13, 2019	36,334	$488,947	$(8,932)	$207,630	$687,645
Net loss	—	—	—	(337)	(337)
Other comprehensive income	—	—	8,184	—	8,184
Dividends - $0.19 per share	—	—	—	(6,905)	(6,905)
Stock-based employee compensation	—	637	—	—	637
Issuances of common stock for associate stock purchase plan	8	88	—	—	88
Issuances of restricted stock	16	—	—	—	—
Cancellations of stock-based awards	(8)	(16)	—	—	(16)
Balance at October 5, 2019	36,350	$489,656	$(748)	$200,388	$689,296

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 30, 2017	36,466	$497,093	$(15,136)	$239,993	$721,950
Net earnings	—	—	—	12,343	12,343
Other comprehensive income	—	—	84	—	84
Dividends - $0.18 per share	—	—	—	(6,526)	(6,526)
Share repurchase	(952)	(20,000)	—	—	(20,000)
Stock-based employee compensation	—	5,290	—	—	5,290
Issuances of common stock for stock bonus plan and associate stock purchase plan	24	470	—	—	470
Issuances of restricted stock	472	—	—	—	—
Cancellations of stock-based awards	(87)	(1,567)	—	—	(1,567)
Balance at April 21, 2018	35,923	$481,286	$(15,052)	$245,810	$712,044
Net earnings	—	—	—	17,772	17,772
Other comprehensive income	—	—	63	—	63
Dividends - $0.18 per share	—	—	—	(6,457)	(6,457)
Stock-based employee compensation	—	977	—	—	977
Issuances of common stock for associate stock purchase plan	4	104	—	—	104
Issuances of restricted stock	9	—	—	—	—
Cancellations of stock-based awards	(2)	(37)	—	—	(37)
Balance at July 14, 2018	35,934	$482,330	$(14,989)	$257,125	$724,466
Net earnings	—	—	—	17,465	17,465
Other comprehensive income	—	—	63	—	63
Dividends - $0.18 per share	—	—	—	(6,469)	(6,469)
Share repurchase	—	—	—	—	—
Stock-based employee compensation	—	773	—	—	773
Issuances of common stock for associate stock purchase plan	6	98	—	—	98
Issuances of restricted stock	1	—	—	—	—
Cancellations of stock-based awards	(3)	(26)	—	—	(26)
Balance at October 6, 2018	35,938	$483,175	$(14,926)	$268,121	$736,370

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	40 Weeks Ended
	October 5, 2019	October 6, 2018
Cash flows from operating activities
Net earnings	$318	$47,580
Loss from discontinued operations, net of tax	126	238
Earnings from continuing operations	444	47,818
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	16,108	5,496
Loss on debt extinguishment	329	—
Depreciation and amortization	69,588	64,457
Non-cash rent	(5,685)	(818)
LIFO expense	3,762	2,349
Pension settlement expense	18,244	—
Postretirement benefits expense	2,837	852
Deferred taxes on income	(1,735)	9,584
Stock-based compensation expense	6,735	7,040
Postretirement benefit plan contributions	(514)	(1,771)
Gain on disposals of assets	(6,648)	(108)
Changes in operating assets and liabilities:
Accounts receivable	(26,697)	(17,852)
Inventories	(10,813)	2,098
Prepaid expenses and other assets	(10,911)	155
Accounts payable	84,817	35,490
Accrued payroll and benefits	(3,624)	(5,917)
Other accrued expenses and other liabilities	3,797	(6,327)
Net cash provided by operating activities	140,034	142,546
Cash flows from investing activities
Purchases of property and equipment	(46,905)	(52,600)
Net proceeds from the sale of assets	16,456	6,568
Acquisitions, net of cash acquired	(86,659)	—
Loans to customers	(3,384)	(948)
Payments from customers on loans	3,327	1,456
Other	(480)	(9)
Net cash used in investing activities	(117,645)	(45,533)
Cash flows from financing activities
Proceeds from senior secured revolving credit facility	922,679	764,934
Payments on senior secured revolving credit facility	(871,033)	(809,058)
Proceeds from other long-term debt	5,800	—
Repayment of other long-term debt and finance lease liabilities	(66,813)	(6,461)
Financing fees paid	(708)	(106)
Proceeds from resolution of acquisition contingencies	15,000	—
Share repurchase	—	(20,000)
Net payments related to stock-based award activities	(1,782)	(1,630)
Proceeds from exercise of stock options	181	—
Dividends paid	(20,709)	(19,452)
Net cash used in financing activities	(17,385)	(91,773)
Cash flows from discontinued operations
Net cash used in operating activities	(153)	(234)
Net cash used in discontinued operations	(153)	(234)
Net increase in cash and cash equivalents	4,851	5,006
Cash and cash equivalents at beginning of period	18,585	15,667
Cash and cash equivalents at end of period	$23,436	$20,673

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of October 5, 2019, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the third quarter and year to date periods of 2019 and 2018 include the results of operations of the Company for the 12- and 40-week periods ended October 5, 2019 and October 6, 2018, respectively.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” The FASB subsequently issued ASUs 2018-01, 2018-10, 2018-11, and 2019-01, which include clarifications and provide various practical expedients and transition options related to ASU 2016-02. ASU 2016-02 provides guidance for lease accounting and stipulates that lessees need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of future rent payments. Treatment in the consolidated statements of operations is similar to the previous treatment of operating and capital leases.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model, which will generally result in the earlier recognition of credit losses. The Company is required to adopt this update in the first quarter of fiscal 2020. The Company is currently reviewing the provisions of the new standard and establishing revised processes and controls to estimate expected losses for trade and other receivables. The standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	12 Weeks Ended October 5, 2019				40 Weeks Ended October 5, 2019
(In thousands)	Food Distribution	Military	Retail	Total	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$280,762	$240,531	$220,879	$742,172	$904,532	$776,972	$711,405	$2,392,909
Fresh (b)	339,932	143,339	212,923	696,194	1,112,553	486,562	694,812	2,293,927
Non-food (c)	299,480	113,666	91,116	504,262	965,517	392,296	310,129	1,667,942
Fuel	—	—	36,362	36,362	—	—	115,947	115,947
Other	18,873	1,620	325	20,818	61,066	5,267	1,054	67,387
Total	$939,047	$499,156	$561,605	$1,999,808	$3,043,668	$1,661,097	$1,833,347	$6,538,112
Type of customers:
Individuals	$—	$—	$561,430	$561,430	$—	$—	$1,832,704	$1,832,704
Manufacturers, brokers and distributors	40,878	473,388	—	514,266	142,785	1,584,266	—	1,727,051
Retailers	882,904	24,148	—	907,052	2,852,064	71,564	—	2,923,628
Other	15,265	1,620	175	17,060	48,819	5,267	643	54,729
Total	$939,047	$499,156	$561,605	$1,999,808	$3,043,668	$1,661,097	$1,833,347	$6,538,112

	12 Weeks Ended October 6, 2018				40 Weeks Ended October 6, 2018
(In thousands)	Food Distribution	Military	Retail	Total	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$291,830	$247,804	$175,773	$715,407	$938,460	$804,939	$576,629	$2,320,028
Fresh (b)	341,846	134,612	159,444	635,902	1,132,676	448,794	535,619	2,117,089
Non-food (c)	288,759	116,271	76,317	481,347	905,868	394,807	254,180	1,554,855
Fuel	—	—	34,576	34,576	—	—	110,018	110,018
Other	17,748	1,535	215	19,498	60,092	4,956	718	65,766
Total	$940,183	$500,222	$446,325	$1,886,730	$3,037,096	$1,653,496	$1,477,164	$6,167,756
Type of customers:
Individuals	$—	$—	$446,110	$446,110	$—	$—	$1,476,446	$1,476,446
Manufacturers, brokers and distributors	44,805	479,523	—	524,328	153,673	1,598,191	—	1,751,864
Retailers	881,776	19,164	—	900,940	2,837,036	50,349	—	2,887,385
Other	13,602	1,535	215	15,352	46,387	4,956	718	52,061
Total	$940,183	$500,222	$446,325	$1,886,730	$3,037,096	$1,653,496	$1,477,164	$6,167,756

(a) Center store includes dry grocery, frozen and beverages.
(b) Fresh includes produce, meat, dairy, deli, bakery, prepared proteins, seafood and floral.
(c) Non-food includes general merchandise, health and beauty care, tobacco products and pharmacy.

Contract Assets and Liabilities

In the ordinary course of business, the Company may advance funds to certain independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. For volume-based arrangements, the Company estimates the amount of the advanced funds earned by the retailers based on the expected volume of purchases by the retailer and amortizes the advances as a reduction of the transaction price and revenue earned. These advances are not considered contract assets under ASC 606 as they are not generated through the transfer of goods or services to the retailers. These advances are included in Prepaid expenses and other current assets or Other assets, net on the Company’s balance sheets.

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

Note 4 – Acquisitions

On December 31, 2018, the Company acquired all of the outstanding shares of Martin’s Super Markets, Inc. (“Martin’s”) for $86.7 million, net of $7.8 million of cash acquired. Acquired assets consist primarily of property and equipment of $55.0 million, intangible assets of $20.9 million, and working capital. Intangible assets are primarily composed of an indefinite-lived trade name of $17.6 million and customer lists of $3.1 million which are amortized over seven years. The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date based on preliminary estimates. These estimates are subject to revision upon the finalization of the valuations of the acquired real estate, inventory and intangible assets. Any adjustments will be made prior to December 31, 2019. No goodwill was recorded related to the acquisition. As of October 5, 2019, the Company has incurred $2.4 million of merger/acquisition and integration costs related to the acquisition, of which $1.2 million was incurred in 2019. The acquisition was funded with proceeds from the Company’s Credit Agreement.

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

Refer to Note 8 for further information related to current year acquisitions.

Note 5 – Goodwill and Other Intangible Assets

The Company has three reporting units; however, no goodwill exists within the Military or Retail reporting units. Changes in the carrying amount of goodwill within the Food Distribution reporting unit were as follows:

(In thousands)	Goodwill
Balance at December 29, 2018	$178,648
Acquisitions (Note 8)	2,387
Balance at October 5, 2019	$181,035

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

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and licenses for the sale of alcoholic beverages. Changes in the carrying amount of indefinite-lived intangible assets were as follows:

(In thousands)	Indefinite-lived Intangible Assets
Balance at December 29, 2018	$69,746
Acquisitions (Note 4)	17,632
Disposals	(50)
Impairment (Note 6)	(13,966)
Balance at October 5, 2019	$73,362

Note 6 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for the 40-week period ended October 5, 2019. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at December 29, 2018	$16,386	—	$16,386
Reclassification of lease liabilities	(8,177)	—	(8,177)
Lease termination adjustments	(62)	—	(62)
Provision for closing charges	629	—	629
Provision for severance	—	347	347
Changes in estimates	(750)	—	(750)
Accretion expense	235	—	235
Payments	(3,191)	(149)	(3,340)
Balance at October 5, 2019	$5,070	$198	$5,268

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

Restructuring and asset impairment activity included in the condensed consolidated statements of operations consisted of the following:

	12 Weeks Ended		40 Weeks Ended
	October 5,	October 6,	October 5,	October 6,
(In thousands)	2019	2018	2019	2018
Asset impairment charges	$1,447	$570	$15,512	$2,040
Charge on customer advance	—	—	1,941	—
Provision for closing charges	86	596	629	4,499
Loss (gain) on sales of assets related to closed facilities	72	(171)	(6,831)	(1,578)
Provision for severance	198	3	347	142
Other costs associated with distribution center and store closings	330	203	1,307	799
Changes in estimates	(539)	(969)	(750)	(633)
Lease termination adjustments	(298)	—	(1,940)	—
	$1,296	$232	$10,215	$5,269

In the 12- and 40-week periods ended October 5, 2019 and October 6, 2018, restructuring and asset impairment charges were incurred in the Food Distribution and Retail segments due to the changes in the estimates in the fair value of assets within certain of the Company’s operations and the economic and competitive environment of certain stores and in conjunction with the Company’s retail store and supply chain rationalization plans. The charge on the customer advance relates to an advance to an independent retailer customer which was not fully recoverable. The changes in estimates relate to revised estimates of lease ancillary costs associated with previously closed locations, due to favorable dispute resolutions with landlords and decreases in the amount of certain ancillary costs. Gains on sales of assets relate primarily to previously closed distribution centers in the Food Distribution and Military segments in the current 40-week period and prior year 40-week period, respectively.

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

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs. Assets with a book value of $5.9 million were measured at a fair value of $4.4 million, resulting in impairment charges of $1.5 million in 2019. Assets with a book value of $1.8 million were measured at a fair value of $0.3 million, resulting in an impairment charge of $1.5 million in 2018. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. Assets classified as held for sale in the consolidated balance sheet are valued at the expected net proceeds.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. See Note 6 for discussion of the fair value measurements related to long-lived asset impairment charges. At October 5, 2019 the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

October 5,
(In thousands)	2019
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$7,044
Long-term debt and finance lease liabilities	691,794
Total book value of debt instruments	698,838
Fair value of debt instruments, excluding debt financing costs	704,917
Excess of fair value over book value	$6,079

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).

Certain of the Company’s business combinations involve the potential for the receipt or payment of future contingent consideration upon the shortfall or achievement of various operating thresholds, respectively. The additional consideration is generally contingent on the acquired company reaching certain performance milestones. An asset or liability is recorded for the estimated fair value of the contingent consideration on the acquisition date and is remeasured at each reporting period, using Level 3 inputs, with the change in fair value recognized as income or expense within operating expenses in the condensed consolidated statements of operations. As of October 5, 2019, the probability of future payment related to existing contingent consideration provisions, which extend through the end of fiscal 2019, is remote and there is no further opportunity for additional receipt of contingent consideration, therefore no assets or liabilities are recorded in the condensed consolidated balance sheet. During 2019, the Company received $15.0 million related to the resolution of certain acquisition contingencies associated with the Caito Foods Service, Inc. and Blue Ribbon Transport, LLC acquisition. Upon receipt of the proceeds, the portion of the contingent consideration related to the acquisition date fair value was reported as a financing activity in the condensed consolidated statements of cash flows. Amounts received in excess of the acquisition date fair value were reported as an operating activity in the condensed consolidated statements of cash flows.

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

The Company may advance funds to independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. The Company had previously advanced funds to one independent retailer who subsequently defaulted on the terms of the supply agreement and went into receivership. To realize its collateral, the Company obtained the rights to acquire five stores, of which the rights related to three of the stores were assigned to an independent retailer in exchange for certain consideration as part of a long-term supply agreement and the Company acquired the two remaining stores. Both the execution of the long-term supply agreement and the acquisition of two stores occurred during the second quarter of 2019. The excess of the purchase price over the fair value of net assets acquired of $2.4 million was recorded as goodwill in the consolidated balance sheet and allocated to the Food Distribution segment based on the relative value of the assets acquired and the expected cash flows between the Retail and Food Distribution segments.

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

The components of lease expense were as follows:

	12 Weeks Ended	40 Weeks Ended
(In thousands)	October 5, 2019	October 5, 2019
Operating lease cost	$12,626	$42,272
Short-term lease cost	1,726	5,265
Finance lease cost:
Amortization of assets	824	2,807
Interest on lease liabilities	683	2,378
Sublease income	(902)	(3,169)
Total net lease cost	$14,957	$49,553

Supplemental balance sheet information related to leases was as follows:

(In thousands)	October 5, 2019
Operating leases:
Operating lease assets	$272,591

Current portion of operating lease liabilities	$41,795
Noncurrent operating lease liabilities	273,631
Total operating lease liabilities	$315,426
Finance leases:
Property and equipment, at cost	$63,000
Accumulated amortization	(30,262)
Property and equipment, net	$32,738

Current portion of finance lease liabilities	$5,135
Noncurrent finance lease liabilities	32,422
Total finance lease liabilities	$37,557

Weighted average remaining lease term:
Operating leases	9.0 years
Finance leases	10.2 years

Weighted average discount rate:
Operating leases	5.7%
Finance leases	8.2%

Supplemental cash flow and other information related to leases was as follows:

	12 Weeks Ended	40 Weeks Ended
(In thousands)	October 5, 2019	October 5, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$14,229	$47,155
Operating cash flows used for finance leases	664	2,347
Financing cash flows used for finance leases	1,404	4,864

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	2,891	22,191
Total finance lease liabilities	900	900

The Company’s maturities of lease liabilities under operating and finance leases as of October 5, 2019 are as follows:

	Operating	Finance
(In thousands)	Leases	Leases	Total
2019	$14,342	2,062	16,404
2020	56,260	7,284	63,544
2021	51,325	5,479	56,805
2022	45,123	4,891	50,014
2023	40,345	4,510	44,855
Thereafter	197,210	32,195	229,405
Total	404,605	56,421	461,027
Less interest	89,179	18,864	108,043
Present value of lease liabilities	315,426	37,557	352,984
Less current portion	41,795	5,135	46,930
Long-term lease liabilities	$273,631	$32,422	$306,054

Note 10 – Associate Retirement Plans

During the 12- and 40- week periods ended October 5, 2019, the Company recognized net periodic postretirement benefit costs of $10.1 million and $19.3 million, respectively, related to the SpartanNash Company Pension Plan (“Pension Plan”) and $0.1 million and $0.3 million, respectively, related to the SpartanNash Retiree Medical Plan. During the 12- and 40- week periods ended October 6, 2018, the Company recognized net periodic pension income of $0.1 million and $0.3 million, respectively, and net periodic postretirement benefit costs of $0.1 million and $0.4 million, respectively for the aforementioned plans. Substantially all of these amounts are included in Postretirement benefit expense (income) in the condensed consolidated statements of operations.

On February 28, 2018, the Company’s Board of Directors granted approval to proceed with terminating the frozen Pension Plan. The Plan was terminated on July 31, 2018. The Company offered participants the option to receive an annuity or lump sum distribution which may be rolled over into another qualified plan. The distribution of assets to plan participants commenced in the second quarter and was completed in the third quarter of 2019. The Company has incurred pre-tax settlement charges in the amount of $18.2 million to recognize the deferred losses in AOCI upon distribution of the Plan assets, of which $9.4 million was recognized in the 12 weeks ended October 5, 2019. The Company also recognized other termination expenses of $1.3 million in 2019. The Company expects the Plan termination will reduce administrative fees and premium funding costs in future periods.

The Company did not make any contributions to the Pension Plan during the 40-week period ended October 5, 2019. The remaining overfunded Plan assets will be utilized by the Company to fund obligations associated with other qualified retirement programs. The Company expects to make total contributions of $0.4 million in 2019 to the Retiree Medical Plan and has made $0.3 million in the year-to-date period.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company’s contributions during the 12-week periods ended October 5, 2019 and October 6, 2018 were $2.4 million and $2.1 million, respectively. The Company’s contributions during the 40-week periods ended October 5, 2019 and October 6, 2018 were $10.6 million and $10.0 million, respectively. See Note 8 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 11 – Income Taxes

The effective income tax rate was 84.2% and 11.9% for the 12 weeks ended October 5, 2019 and October 6, 2018, respectively. For the 40 weeks ended October 5, 2019 and October 6, 2018, the effective income tax rate was 129.0% and 20.6%, respectively. The difference from the federal statutory rate in the current year was primarily due to state tax benefits resulting from losses in certain tax jurisdictions as well as tax credits. In the prior year, the difference from the federal statutory rate was primarily due to the lapse of the statute of limitations for an uncertain tax position, the Federal rate change effect on the finalization of deferred taxes for 2017 related to tax reform and tax credits, partially offset by state income taxes.

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

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and related tax benefits were as follows:

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Restricted stock	$637	$773	$6,735	$7,040
Tax benefits	(163)	(166)	(1,148)	(1,095)
Stock-based compensation expense, net of tax	$474	$607	$5,587	$5,945

The following table summarizes activity in the stock-based compensation plans for the 40 weeks ended October 5, 2019:

				Weighted
	Shares	Weighted	Restricted	Average
	Under	Average	Stock	Grant-Date
	Options	Exercise Price	Awards	Fair Value
Outstanding at December 29, 2018	13,052	$13.87	822,819	$23.07
Granted	—	—	482,059	17.91
Exercised/Vested	(13,052)	13.87	(346,721)	23.47
Cancelled/Forfeited	—	—	(30,105)	20.19
Outstanding at October 5, 2019	—	$—	928,052	$20.33

As of October 5, 2019, total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock incentive plans is $5.5 million and is expected to be recognized over a weighted average period of 2.6 years.

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	12 Weeks Ended		40 Weeks Ended
(In thousands, except per share amounts)	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Numerator:
(Loss) earnings from continuing operations	$(310)	$17,545	$444	$47,818
Adjustment for loss (earnings) attributable to participating securities	8	(407)	(11)	(1,044)
(Loss) earnings from continuing operations used in calculating earnings per share	$(302)	$17,138	$433	$46,774
Denominator:
Weighted average shares outstanding, including participating securities	36,340	35,934	36,248	36,033
Adjustment for participating securities	(929)	(833)	(906)	(787)
Shares used in calculating basic (loss) earnings per share	35,411	35,101	35,342	35,246
Effect of dilutive stock options	—	12	—	12
Shares used in calculating diluted (loss) earnings per share	35,411	35,113	35,342	35,258
Basic (loss) earnings per share from continuing operations	$(0.01)	$0.49	$0.01	$1.33
Diluted (loss) earnings per share from continuing operations	$(0.01)	$0.49	$0.01	$1.33

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	40 Weeks Ended
(In thousands)	October 5, 2019	October 6, 2018
Non-cash financing activities:
Recognition of finance lease liabilities	$900	$2,410
Non-cash investing activities:
Capital expenditures included in accounts payable	4,746	4,350
Finance lease asset additions	900	2,410
Other supplemental cash flow information:
Cash paid for interest	28,401	22,768

Note 15 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Military	Retail	Total
12 Weeks Ended October 5, 2019
Net sales to external customers	$939,047	$499,156	$561,605	$1,999,808
Inter-segment sales	227,633	—	—	227,633
Restructuring charges and asset impairment	1,043	—	253	1,296
Depreciation and amortization	7,793	2,764	10,197	20,754
Operating earnings (loss)	11,699	(2,646)	6,726	15,779
Capital expenditures	8,623	1,639	4,872	15,134

12 Weeks Ended October 6, 2018
Net sales to external customers	$940,183	$500,222	$446,325	$1,886,730
Inter-segment sales	195,451	—	—	195,451
Merger/acquisition and integration	479	—	42	521
Restructuring (gains) charges and asset impairment	(68)	29	271	232
Depreciation and amortization	7,540	2,816	8,891	19,247
Operating earnings	19,815	1,508	5,483	26,806
Capital expenditures	7,840	950	9,214	18,004

40 Weeks Ended October 5, 2019
Net sales to external customers	$3,043,668	$1,661,097	$1,833,347	$6,538,112
Inter-segment sales	742,677	—	—	742,677
Merger/acquisition and integration	(130)	—	1,494	1,364
Restructuring charges (gains) and asset impairment	10,724	—	(509)	10,215
Depreciation and amortization	25,770	9,097	33,048	67,915
Operating earnings (loss)	36,564	(5,806)	14,600	45,358
Capital expenditures	16,061	4,052	26,792	46,905

40 Weeks Ended October 6, 2018
Net sales to external customers	$3,037,096	$1,653,496	$1,477,164	$6,167,756
Inter-segment sales	647,163	—	—	647,163
Merger/acquisition and integration	3,419	4	108	3,531
Restructuring charges (gains) and asset impairment	1,292	(801)	4,778	5,269
Depreciation and amortization	24,398	9,257	29,836	63,491
Operating earnings	63,060	6,120	13,192	82,372
Capital expenditures	26,250	2,479	23,871	52,600

	October 5,	December 29,
(In thousands)	2019	2018
Total Assets
Food Distribution	$1,137,162	$1,074,125
Military	424,983	405,587
Retail	769,311	489,049
Discontinued operations	3,090	3,151
Total	$2,334,546	$1,971,912

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

The Company’s Food Distribution segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to approximately 2,100 independent grocer retail locations, the Company’s corporate owned retail stores, food service distributors, national retailers, and other customers. The Food Distribution segment primarily conducts business in the Midwest and Southeast regions of the United States. The Company processes fresh-cut fruits and vegetables and other value-added meal solutions and supplies these products to grocery retailers and food service distributors. The Company recently announced a plan to reposition its Fresh Production operations, which included the sale of the Fresh Kitchen facility and related equipment. The Company is in the process of transitioning certain operations to other facilities and expects to cease production in the Fresh Kitchen during the fourth quarter of 2019. While the Company is actively marketing the sale of these assets, not all of the required criteria have been met to present the assets as held-for-sale on the consolidated balance sheet as of October 5, 2019.

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

At the end of the third quarter, the Company’s Retail segment operated 158 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets, VG’s Food and Pharmacy, D&W Fresh Markets, Sun Mart and Family Fresh Market. The Company also offers pharmacy services in 98 of its corporate owned retail stores and operates 37 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores.

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

2019 Third Quarter Highlights

During the quarter ended October 5, 2019, the Company made progress on its strategic objectives and better positioned itself for long-term growth and profitability. In addition to realizing sales growth, the Company remains focused on its other top objectives for the current year, including strengthening its management team, systems and supply chain operations, generating improvements through its Project One Team initiative, and reducing its debt, working capital and financial leverage ratios, which will all contribute to improved growth in operating earnings.

Third quarter 2019 operational highlights include:

•

The Company realized sales growth of 6.0% from the same quarter in the prior year. This growth was driven by contributions from the newly acquired Martin’s business in the Retail segment. Before the intercompany elimination of Martin’s sales, the Food Distribution segment also realized growth of 3.6%.

•

In connection with Project One Team, the Company remains on track to achieve a run rate of over $20 million in annual cost savings within the next 24 months. Initiatives currently in the process of being implemented include improving the systems and policies for inventory procurement and management, supply chain efficiency and execution as well as the automation of routine administrative tasks.

•

Since the third quarter of 2018, the Company has paid down over $95.0 million in debt, resulting in a $10 million reduction in the debt balance despite using approximately $87.0 million to fund the acquisition of Martin’s at the beginning of fiscal 2019. The Company also significantly reduced its working capital from the third quarter of fiscal 2018, while continuing to grow sales. The Company will continue to focus on working capital improvements and debt reduction and is targeting total working capital improvements of $30.0 million for the full fiscal year.

For the remainder of 2019, the Company expects Food Distribution to sustain low- to mid-single digit sales growth driven by existing customers and new business. This expectation excludes the impact of the elimination of intercompany sales related to the acquisition of the Martin’s business. In the Military segment, the Company expects that new business within the segment, including continued private brand growth, will largely offset the negative DeCA comparable sales trend. Within the Retail segment, the Company expects total sales will increase due to the acquisition of Martin’s and the significant current year implementation of the Company’s brand positioning, partly offset by the impact of store rationalization plans.

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		40 Weeks Ended		12 Weeks Ended	40 Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018	October 5, 2019	October 5, 2019
Net sales	100.0	100.0	100.0	100.0	6.0	6.0
Gross profit	14.5	13.6	14.6	14.0	13.4	10.6
Selling, general and administrative	13.7	12.1	13.8	12.5	19.6	16.3
Merger/acquisition and integration	—	0.0	0.0	0.1	(100.0)	(61.4)
Restructuring charges and asset impairment	0.1	0.0	0.2	0.1	**	93.9

Operating earnings	0.8	1.4	0.7	1.3	(41.1)	(44.9)
Other expenses and income	0.9	0.4	0.7	0.4	157.7	111.5
(Loss) earnings before income taxes and discontinued operations	(0.1)	1.1	(0.0)	1.0	(109.9)	(102.5)
Income tax (benefit) expense	(0.1)	0.1	(0.0)	0.2	(169.8)	(115.9)
(Loss) earnings from continuing operations	(0.0)	0.9	0.0	0.8	(101.8)	(99.1)
Loss from discontinued operations, net of taxes	(0.0)	(0.0)	(0.0)	(0.0)	**	**
Net (loss) earnings	(0.0)	0.9	0.0	0.8	(101.9)	(99.3)

Note: Certain totals do not sum due to rounding.

**   Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			40 Weeks Ended
(In thousands)	October 5, 2019	October 6, 2018	Variance	October 5, 2019	October 6, 2018	Variance
Food Distribution	$939,047	$940,183	$(1,136)	$3,043,668	$3,037,096	$6,572
Military	499,156	500,222	(1,066)	1,661,097	1,653,496	7,601
Retail	561,605	446,325	115,280	1,833,347	1,477,164	356,183
Total net sales	$1,999,808	$1,886,730	$113,078	$6,538,112	$6,167,756	$370,356

Net sales for the quarter ended October 5, 2019 (“third quarter”) increased $113.1 million, or 6.0%, to $2.00 billion from $1.89 billion in the quarter ended October 6, 2018 (“prior year quarter”). Net sales for the year-to-date period ended October 5, 2019 (“year-to-date period”) increased $370.4 million, or 6.0%, to $6.54 billion from $6.17 billion in the year-to-date period ended October 6, 2018 (“prior year-to-date period”). The increases were driven primarily by incremental sales from the Martin’s acquisition.

Food Distribution net sales decreased $1.1 million, or 0.1%, to $939.0 million in the third quarter from $940.2 million in the prior year quarter. Net sales for the year-to-date period increased $6.6 million, or 0.2%, and amount to $3.04 billion in both the current and prior year-to-date periods. Before the impact of the elimination of sales to Martin’s, following the acquisition at the beginning of 2019, sales grew 3.6% and 4.0% in the third quarter and year-to-date period, respectively, primarily due to sales growth with existing customers.

Military net sales decreased $1.1 million, or 0.2%, to $499.2 million in the third quarter from $500.2 million in the prior year quarter. Net sales for the year-to-date period increased $7.6 million, or 0.5%, from $1.65 billion in the prior year-to-date period to $1.66 billion. The decrease from the prior year quarter was due to lower comparable sales at DeCA operated locations, mostly offset by new business. The increase from the prior year-to-date period was primarily due to incremental volume from new business with an existing customer that commenced late in the fourth quarter of 2018 and growth in DeCA’s private brand program, partially offset by lower comparable sales at DeCA operated locations.

Retail net sales increased $115.3 million, or 25.8%, to $561.6 million in the third quarter from $446.3 million in the prior year quarter. Net sales for the year-to-date period increased $356.2 million, or 24.1%, from $1.48 billion in the prior year-to-date period to $1.83 billion. The increase in net sales was primarily attributable to incremental sales from the Martin’s acquisition. Comparable store sales increased 0.1% for the quarter and decreased 0.7% percent for the year-to-date period. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions or relocated stores. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Gross Profit – Gross profit represents net sales less cost of sales, which for all non-production operations includes purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances and excludes warehousing costs, depreciation and other administrative expenses. For the Company’s food processing operations, cost of sales includes direct product and production costs, inbound freight, purchasing and receiving costs, utilities, depreciation, and other indirect production costs and excludes out-bound freight and other administrative expenses. The Company’s gross profit definition may not be identical to similarly titled measures reported by other companies. Vendor allowances that relate to the buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs, such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms. The distribution segments include shipping and handling costs in the Selling, general and administrative section of operating expenses in the consolidated statements of operations.

Gross profit increased $34.2 million, or 13.4%, to $290.4 million in the third quarter from $256.1 million in the prior year quarter. As a percent of net sales, gross profit was 14.5% compared to 13.6% in the prior year quarter. Gross profit for the year-to-date period increased $92.1 million, or 10.6%, from $865.0 million in the prior year-to-date period to $957.1 million in the current year. As a percent of net sales, gross profit for the year-to-date period was 14.6% compared to 14.0% in the prior year-to-date period. As a percent of net sales, the third quarter and year-to-date period change in gross margin was primarily due to the acquisition of Martin’s and the resulting higher mix of Retail sales.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation (to the extent not included in Cost of sales), out-bound freight and other administrative expenses.

SG&A expenses increased to $273.3 million in the third quarter from $228.6 million in the prior year quarter, representing 13.7% of net sales in the third quarter compared to 12.1% in the prior year quarter. SG&A expenses for the year-to-date period increased $126.3 million, or 16.3%, from $773.8 million in the prior year-to-date period to $900.2 million, and increased from 12.5% as a percentage of net sales in the prior year-to-date period compared to 13.8%. The increase in expenses as a rate of sales compared to the prior year quarter and year-to-date period was primarily due to an increase in the mix of Retail segment operations with the acquisition of Martin’s, higher corporate administrative expenses, including expenses associated with the CEO transition and a non-recurring, supplemental, transition incentive program for eligible associates (“Transition Costs”), and higher supply chain costs in both the Military and Food Distribution segments.

Merger/Acquisition and Integration – Third quarter results did not include any merger/acquisition and integration expenses, while prior year quarter results included $0.5 million. The year-to-date period and the prior year-to-date period results included $1.4 million and $3.5 million of merger/acquisition and integration expenses, respectively. The expenses are mainly associated with the acquisition and integration of Martin’s in the current year and the integration of Spartan Stores, Inc. and the Nash-Finch Company in the prior year.

Restructuring Charges and Asset Impairment – Third quarter and prior year quarter results included net charges of $1.3 million and $0.2 million, respectively, of restructuring and asset impairment activity. The year-to-date period and the prior year-to-date period results included net charges of $10.2 million and $5.3 million, respectively, of restructuring and asset impairment activity. The current year third quarter activity consists primarily of asset impairment charges to adjust non-operating real estate to its fair value, which is classified as held-for-sale. The year-to-date period includes asset impairment charges associated with the decision to reposition Fresh Production operations, which are partially offset by gains on the sale of a previously closed distribution center. The prior year-to-date amount includes charges associated with the Company’s retail store rationalization plans, partially offset by gains on sales of real estate.

Goodwill

The Company performs goodwill impairment tests on an annual basis, or whenever events or circumstances indicate that it would be more likely than not that the fair value of a reporting unit is below its carrying amount. On a quarterly basis, the Company assesses whether there are any indicators that the carrying value of the Food Distribution reporting unit, the only reporting unit which carries a goodwill balance, is in excess of its fair value. One of the considerations performed by the Company is whether the carrying value of the enterprise as a whole is greater than the market capitalization, considering a reasonable control premium. At the end of the first quarter and into the second quarter of 2019 the decline in the Company’s stock price substantially decreased market capitalization, and the decline became sustained during the second quarter. As a result of this indicator of impairment, the Company performed an interim goodwill impairment test for the Food Distribution reporting unit during the second quarter.

The Company estimates the fair value of the Food Distribution reporting unit primarily based on the income approach using a discounted cash flow model and also incorporates the market approach using observable comparable company information. In addition, the Company reconciles the fair value estimate for the Food Distribution reporting unit to the current market capitalization of the enterprise as a whole. While the Retail and Military reporting units do not carry goodwill balances, their fair values are combined with the fair value estimate of the Food Distribution reporting unit in determining the enterprise value of the total Company.

As a result of the second quarter impairment test, the Company concluded that the fair value of the Food Distribution reporting unit was substantially in excess of its carrying value and that the reconciliation between the enterprise value of the Company and market capitalization, was within the Company’s expectations based on recent market transactions. The Company will perform its annual assessment of goodwill during the fourth quarter of 2019.

Operating Earnings (Loss) – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss):

	12 Weeks Ended			40 Weeks Ended
(In thousands)	October 5, 2019	October 6, 2018	Variance	October 5, 2019	October 6, 2018	Variance
Food Distribution	$11,699	$19,815	$(8,116)	$36,564	$63,060	$(26,496)
Military	(2,646)	1,508	(4,154)	(5,806)	6,120	(11,926)
Retail	6,726	5,483	1,243	14,600	13,192	1,408
Total operating earnings	$15,779	$26,806	$(11,027)	$45,358	$82,372	$(37,014)

Operating earnings decreased $11.0 million, or 41.1% to $15.8 million in the third quarter from $26.8 million in the prior year quarter. Operating earnings for the year-to-date period decreased $37.0 million, or 44.9%, to $45.4 million from $82.4 million in the prior year-to-date period. The third quarter decrease was primarily attributable to higher corporate administrative expenses, including Transition Costs, and higher supply chain costs. These items were partially offset by incremental earnings from the newly acquired Martin’s business and growth in the Food Distribution segment. The year-to-date decrease was due to the same items as well as second quarter asset impairment charges and one-time expenses associated with the Project One Team initiative.

Food Distribution operating earnings decreased $8.1 million, or 41.0%, to $11.7 million in the third quarter from $19.8 million in the prior year quarter. Operating earnings for the year-to-date period decreased $26.5 million, or 42.0%, to $36.6 million from $63.1 million in the prior year-to-date period. The decrease in operating earnings in the third quarter was due to due to higher corporate administrative expenses, including Transition Costs, as well as supply chain costs, partially offset by contributions from sales growth. The year-to-date period was also impacted by the second quarter asset impairment charges.

Military operating earnings decreased $4.2 million to a $2.6 million operating loss in the third quarter from $1.5 million in operating earnings in the prior year quarter. Operating earnings for the year-to-date period decreased $11.9 million to a $5.8 million operating loss from $6.1 million in operating earnings in the prior year-to-date period. The third quarter and year-to-date decreases were primarily attributable to higher supply chain costs and corporate administrative expenses. The year-to-date period decrease was also attributable to one-time costs associated with Project One Team, organizational realignment costs, as well as the cycling of gains related to the sale of a closed facility in the second quarter of the prior year.

Retail operating earnings increased $1.2 million, or 22.7% to $6.7 million in the third quarter from $5.5 million in the prior year quarter. Operating earnings for the year-to-date period increased $1.4 million, or 10.7%, to $14.6 million from $13.2 million in the prior year-to-date period. The increases in operating earnings was primarily attributable to the contribution of the acquired Martin’s stores, improvement in margin rates and the favorable impact of closing underperforming stores, partially offset by higher corporate administrative expenses, including Transition Costs. The year-to-date increase in operating earnings was also offset by the allocation of one-time costs associated with Project One Team.

Interest Expense – Interest expense increased $0.3 million, or 4.2%, to $7.4 million in the third quarter from $7.1 million in the prior year quarter. Interest expense for the year-to-date period increased $5.1 million, or 22.4% from $22.8 million in the prior year-to-date period to $28.0 million. The increase in interest expense for the year-to-date period was primarily due to an increase in interest rates compared to the prior year and incremental borrowings to fund the Martin’s acquisition. Interest rates have become more comparable to the prior year in the third quarter as a result of an early paydown of the term loan (Tranche A-2) with available borrowings from the revolving credit facility. The Company has also paid down the incremental borrowings associated with the Martin’s acquisition.

Income Taxes – The effective income tax rate was 84.2% and 11.9% for the third quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective income tax rates were 129.0% and 20.6%, respectively. The difference from the federal statutory rate in the current year was primarily due to state tax benefits resulting from losses in certain tax jurisdictions as well as tax credits. In the prior year, the difference from the federal statutory rate was primarily due to the lapse of the statute of limitations for an uncertain tax position, the Federal rate change effect on the finalization of deferred taxes for 2017 and tax credits, partially offset by state income taxes.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude “Fresh Kitchen operating losses” subsequent to the decision to exit these operations at the beginning of the third quarter, costs associated with organizational realignment, which include significant changes to the Company’s management team, and fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. Pension termination costs, primarily related to non-operating settlement expense associated with the distribution of pension assets, are excluded from adjusted earnings from continuing operations, and to a lesser extent adjusted operating earnings. These items are considered “non-operational” or “non-core” in nature. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude start-up costs associated with the Fresh Kitchen operation, which concluded during the first quarter of 2018. The Fresh Kitchen represented a new line of business for the Company.

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

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings for the 12 and 40 weeks ended October 5, 2019 and October 6, 2018.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Operating earnings	$15,779	$26,806	$45,358	$82,372
Adjustments:
Merger/acquisition and integration	—	521	1,364	3,531
Restructuring charges and asset impairment	1,296	232	10,215	5,269
Fresh Kitchen start-up costs	—	—	—	1,366
Fresh Kitchen operating losses	2,204	—	2,204	—
Expenses associated with tax planning strategies	—	225	—	225
Costs associated with Project One Team	—	—	5,428	—
Organizational realignment costs	935	—	1,812	—
Pension termination	28	—	48	—
Severance associated with cost reduction initiatives	43	50	484	668
Adjusted operating earnings	$20,285	$27,834	$66,913	$93,431
Reconciliation of operating earnings (loss) to adjusted operating earnings (loss) by segment:
Food Distribution:
Operating earnings	$11,699	$19,815	$36,564	$63,060
Adjustments:
Merger/acquisition and integration	—	479	(130)	3,419
Restructuring charges (gains) and asset impairment	1,043	(68)	10,724	1,292
Fresh Kitchen start-up costs	—	—	—	1,366
Fresh Kitchen operating losses	2,204	—	2,204	—
Expenses associated with tax planning strategies	—	116	—	116
Costs associated with Project One Team	—	—	2,877	—
Organizational realignment costs	495	—	960	—
Pension termination	15	—	26	—
Severance associated with cost reduction initiatives	31	66	392	517
Adjusted operating earnings	$15,487	$20,408	$53,617	$69,770
Military:
Operating (loss) earnings	$(2,646)	$1,508	$(5,806)	$6,120
Adjustments:
Merger/acquisition and integration	—	—	—	4
Restructuring charges (gains)	—	29	—	(801)
Expenses associated with tax planning strategies	—	28	—	28
Costs associated with Project One Team	—	—	706	—
Organizational realignment costs	122	—	236	—
Pension termination	3	—	5	—
Severance associated with cost reduction initiatives	—	(1)	9	69
Adjusted operating (loss) earnings	$(2,521)	$1,564	$(4,850)	$5,420
Retail:
Operating earnings	$6,726	$5,483	$14,600	$13,192
Adjustments:
Merger/acquisition and integration	—	42	1,494	108
Restructuring charges (gains) and asset impairment	253	271	(509)	4,778
Expenses associated with tax planning strategies	—	81	—	81
Costs associated with Project One Team	—	—	1,845	—
Organizational realignment costs	318	—	616	—
Pension termination	10	—	17	—
Severance associated with cost reduction initiatives	12	(15)	83	82
Adjusted operating earnings	$7,319	$5,862	$18,146	$18,241

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 12 and 40 weeks ended October 5, 2019 and October 6, 2018.

	12 Weeks Ended
	October 5, 2019		October 6, 2018
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
(Loss) earnings from continuing operations	$(310)	$(0.01)	$17,545	$0.49
Adjustments:
Merger/acquisition and integration	—		521
Restructuring charges and asset impairment	1,296		232
Fresh Kitchen operating losses	2,204		—
Expenses associated with tax planning strategies	—		225
Organizational realignment costs	935		—
Loss on debt extinguishment	329		—
Severance associated with cost reduction initiatives	43		50
Pension termination	10,159		—
Total adjustments	14,966		1,028
Income tax effect on adjustments (a)	(3,751)		(176)
Impact of Tax Cuts and Jobs Act (b)	—		(494)
Total adjustments, net of taxes	11,215	0.31	358	0.01
Adjusted earnings from continuing operations	$10,905	$0.30	$17,903	$0.50

	40 Weeks Ended
	October 5, 2019		October 6, 2018
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Earnings from continuing operations	$444	$0.01	$47,818	$1.33
Adjustments:
Merger/acquisition and integration	1,364		3,531
Restructuring charges and asset impairment	10,215		5,269
Fresh Kitchen start-up costs	—		1,366
Fresh Kitchen operating losses	2,204		—
Expenses associated with tax planning strategies	—		225
Costs associated with Project One Team	5,428		—
Organizational realignment costs	1,812		—
Loss on debt extinguishment	329		—
Severance associated with cost reduction initiatives	484		668
Pension termination	19,510		—
Total adjustments	41,346		11,059
Income tax effect on adjustments (a)	(10,166)		(2,564)
Impact of Tax Cuts and Jobs Act (b)	—		(494)
Total adjustments, net of taxes	31,180	0.86	8,001	0.22
Adjusted earnings from continuing operations	$31,624	$0.87	$55,819	$1.55
(a)	The income tax effect on adjustments is computed by applying the effective tax rate, before discrete tax items, to the total adjustments for the period.
(b)	Includes a $1.1 million tax benefit attributable to tax planning strategies related to the Tax Cuts and Jobs Act.

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

Following is a reconciliation of net (loss) earnings to adjusted EBITDA for the 12 and 40 weeks ended October 5, 2019 and October 6, 2018.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Net (loss) earnings	$(337)	$17,465	$318	$47,580
Loss from discontinued operations, net of tax	27	80	126	238
Income tax (benefit) expense	(1,656)	2,374	(1,973)	12,381
Other expenses, net	17,745	6,887	46,887	22,173
Operating earnings	15,779	26,806	45,358	82,372
Adjustments:
LIFO expense	1,268	654	3,761	2,349
Depreciation and amortization	20,351	19,247	67,513	63,272
Merger/acquisition and integration	—	521	1,364	3,531
Restructuring charges and asset impairment	1,296	232	10,215	5,269
Fresh Kitchen start-up costs	—	—	—	1,366
Fresh Kitchen operating losses	2,204	—	2,204	—
Stock-based compensation	638	773	6,735	7,040
Non-cash rent	(1,082)	(187)	(4,542)	(818)
Costs associated with Project One Team	—	—	5,428	—
Organizational realignment costs	935	—	1,812	—
Other non-cash charges	187	258	710	785
Adjusted EBITDA	$41,576	$48,304	$140,558	$165,166

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA by segment for the 12 and 40 weeks ended October 5, 2019 and October 6, 2018.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Food Distribution:
Operating earnings	$11,699	$19,815	$36,564	$63,060
Adjustments:
LIFO expense	639	245	1,869	929
Depreciation and amortization	7,390	7,540	25,368	24,179
Merger/acquisition and integration	—	479	(130)	3,419
Restructuring charges (gains) and asset impairment	1,043	(68)	10,724	1,292
Fresh Kitchen start-up costs	—	—	—	1,366
Fresh Kitchen operating losses	2,204	—	2,204	—
Stock-based compensation	302	351	3,319	3,318
Non-cash rent	147	41	353	115
Costs associated with Project One Team	—	—	2,877	—
Organizational realignment costs	495	—	960	—
Other non-cash charges	14	119	391	466
Adjusted EBITDA	$23,933	$28,522	$84,499	$98,144
Military:
Operating (loss) earnings	$(2,646)	$1,508	$(5,806)	$6,120
Adjustments:
LIFO expense	372	146	1,034	544
Depreciation and amortization	2,764	2,816	9,097	9,257
Merger/acquisition and integration	—	—	—	4
Restructuring charges (gains)	—	29	—	(801)
Stock-based compensation	114	155	1,091	1,181
Non-cash rent	(80)	(74)	(283)	(249)
Costs associated with Project One Team	—	—	706	—
Organizational realignment costs	122	—	236	—
Other non-cash (gains) charges	(70)	31	(91)	57
Adjusted EBITDA	$576	$4,611	$5,984	$16,113
Retail:
Operating earnings	$6,726	$5,483	$14,600	$13,192
Adjustments:
LIFO expense	257	263	858	876
Depreciation and amortization	10,197	8,891	33,048	29,836
Merger/acquisition and integration	—	42	1,494	108
Restructuring charges (gains) and asset impairment	253	271	(509)	4,778
Stock-based compensation	222	267	2,325	2,541
Non-cash rent	(1,149)	(154)	(4,612)	(684)
Costs associated with Project One Team	—	—	1,845	—
Organizational realignment costs	318	—	616	—
Other non-cash charges	243	108	410	262
Adjusted EBITDA	$17,067	$15,171	$50,075	$50,909

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	40 Weeks Ended
(In thousands)	October 5, 2019	October 6, 2018
Cash flow activities
Net cash provided by operating activities	$140,034	$142,546
Net cash used in investing activities	(117,645)	(45,533)
Net cash used in financing activities	(17,385)	(91,773)
Net cash used in discontinued operations	(153)	(234)
Net increase in cash and cash equivalents	4,851	5,006
Cash and cash equivalents at beginning of the period	18,585	15,667
Cash and cash equivalents at end of the period	$23,436	$20,673

Net cash provided by operating activities. Net cash provided by operating activities decreased during the current year-to-date period from the prior year-to-date period by approximately $2.5 million and was primarily due to lower cash generated from earnings, mostly offset by improvements in working capital including management of accounts payable.

Net cash used in investing activities. Net cash used in investing activities increased $72.1 million in the current year compared to the prior year primarily due to the Martin’s acquisition made in the current year quarter, partially offset by proceeds from the sale of real property for a previously closed site.

Capital expenditures were $46.9 in the current year compared to $52.6 million in the prior year. The Food Distribution, Military and Retail segments utilized 34.2%, 8.6% and 57.2% of capital expenditures, respectively, in the current year.

Net cash used in financing activities. Net cash used in financing activities decreased $74.4 million in the current year compared to the prior year primarily due to the Martin’s acquisition which reduced the funds available for the paydown of debt.

Net cash used in discontinued operations. Net cash used in discontinued operations contains the net cash flows of the Company’s Retail and Food Distribution discontinued operations and is primarily composed of facility maintenance expenditures.

Debt Management

Total debt, including finance lease liabilities, was $693.1 million and $698.1 million as of October 5, 2019 and December 29, 2018, respectively. The decrease in total debt was driven by payments, mostly offset by the current year acquisition of Martin’s.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility which has maximum available credit of $1.04 billion. As of October 5, 2019, the senior secured credit facility had outstanding borrowings of $652.5 million. Additional available borrowings under the Company’s $1.04 billion credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $226.1 million at October 5, 2019. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $10.8 million were outstanding as of October 5, 2019. The revolving credit facility matures December 18, 2023 and is secured by substantially all of the Company’s assets.

The Company believes that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the Credit Agreement. In the third quarter, the Company executed an early payment of its term loan (Tranche A-2) in the amount of $55.0 million with available borrowings from its revolving credit facility. The Company expects to generate interest savings of nearly $2 million annually as a result of utilizing lower rate financing.

The Company’s current ratio (current assets to current liabilities) was 1.72-to-1 at October 5, 2019 compared to 2.10-to-1 at December 29, 2018, and its investment in working capital was $437.6 million at October 5, 2019 compared to $524.6 million at December 29, 2018. Net debt to total capital ratio was 0.49-to-1 at October 5, 2019 compared to 0.49-to-1 at December 29, 2018. The current year ratios include the impact of the adoption of the new lease standard (ASU 2016-02) and therefore lack comparability to the prior year ratios.

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

Following is a reconciliation of long-term debt and finance lease liabilities to total net long-term debt and finance lease liabilities as of October 5, 2019 and December 29, 2018.

	October 5,	December 29,
(In thousands)	2019	2018
Current portion of long-term debt and finance lease liabilities	$7,044	$18,263
Long-term debt and finance lease liabilities	686,055	679,797
Total debt	693,099	698,060
Cash and cash equivalents	(23,436)	(18,585)
Total net long-term debt	$669,663	$679,475

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. At October 5, 2019, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the quarter ended October 5, 2019, the Company returned $6.9 million to shareholders from dividend payments. A 5.6% increase in the quarterly dividend rate from $0.18 per share to $0.19 per share was approved by the Board of Directors and announced on February 28, 2019. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond October 5, 2019. These commitments consist primarily of purchase commitments (as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018), standby letters of credit of $10.8 million as of October 5, 2019, and interest on long-term debt and finance lease liabilities.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of October 5, 2019 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Interim Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the third quarter there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 12 week period ended October 5, 2019. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. For the first quarter of 2019, all shares purchased by SpartanNash related to shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares.

During the fourth quarter of 2017, the Board authorized a publicly announced $50 million share repurchase program, expiring in 2022. No repurchases were made under this program during the third quarter of 2019. At October 5, 2019 $45.0 million remains available under the program.

Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
July 14 - August 10, 2019
Employee Transactions	—	$—
Repurchase Program	—	$—
August 11 - September 7, 2019
Employee Transactions	—	$—
Repurchase Program	—	$—
September 8 - October 5, 2019
Employee Transactions	1,402	$11.33
Repurchase Program	—	$—
Total for quarter ended October 5, 2019
Employee Transactions	1,402	$11.33
Repurchase Program	—	$—

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

10.1	Executive Employment Agreement between SpartanNash Company and Dennis Eidson.

10.2	Phantom Stock Award Agreement between SpartanNash Company and Dennis Eidson.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2019, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: November 7, 2019	By	/s/ Mark E. Shamber
Mark E. Shamber Executive Vice President and Chief Financial Officer