Form 10-K
period 2019-12-28
SpartanNash Co
filed 2020-02-26
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2019.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Select Market on July 14, 2019 (which was the last trading day of the registrant’s second quarter in the fiscal year ended December 28, 2019) was $410,841,351.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 25, 2020 was 36,348,831, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held May 20, 2020

Forward-Looking Statements

The matters discussed in this Annual Report on Form 10-K, in the Company’s press releases and in the Company’s website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of SpartanNash Company and subsidiaries (“SpartanNash” or the “Company”). These forward-looking statements are identifiable by words or phrases indicating that SpartanNash or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should,” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that the Company is “positioned” for a particular result, or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. The Company’s asset impairment and restructuring cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of the Annual Report, other report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. These risks and uncertainties include general business conditions, changes in overall economic conditions that impact consumer spending, the Company’s ability to integrate acquired assets, the impact of competition and other factors which are often beyond the control of the Company, and other risks listed in Part I, Item 1A. “Risk Factors,” of this report and risks and uncertainties not presently known to the Company or that the Company currently deems immaterial.

This section and the discussions contained in Item 1A. “Risk Factors,” and in Item 7, subheading “Critical Accounting Policies and Estimates” in this report, both of which are incorporated here by reference, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur or information obtained after the date of this Annual Report.

PART I

Item 1.  Business

Overview

SpartanNash Company (together with its subsidiaries, “SpartanNash” or the “Company”) is a Fortune 400 company whose core businesses include distributing grocery products to a diverse group of independent and chain retailers, its corporate owned retail stores, and U.S. military commissaries and exchanges. SpartanNash serves customer locations in all 50 United States (“U.S.”), the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Bahrain, Djibouti and Egypt. Through its Military segment, the Company is the exclusive worldwide supplier of private brand products to U.S. military commissaries. The Company’s Retail segment operates supermarkets that have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores. The Company operates three reportable segments: Food Distribution, Military and Retail.

The Company’s fiscal year end is the Saturday closest to December 31. The following discussion is as of and for the fiscal years ending or ended January 2, 2021 ("2020"), December 28, 2019 (“2019” or “current year”), December 29, 2018 (“2018” or “prior year”) and December 30, 2017 (“2017”), all of which include 52 weeks, with the exception of 2020, which will include 53 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will usually include the Easter holiday. Fiscal 2020 will contain 53 weeks; therefore, the fourth quarter of fiscal 2020 will contain 13 weeks. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

Established in 1917 as a cooperative grocery distributor, Spartan Stores Inc. merged with Nash-Finch Company (“Nash-Finch”) and the combined company was named SpartanNash Company. Unless the context otherwise requires, the use of the terms “SpartanNash,” and the “Company” in this Annual Report on Form 10-K refers to the surviving corporation SpartanNash Company and, as applicable, its consolidated subsidiaries. While the Company supports overseas commissaries and exchanges, all of the Company’s sales and assets are in the United States of America.

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

SpartanNash’s mission is to leverage its expertise in food distribution and retail to develop, activate and provide impactful solutions that exceed expectations for customers, business partners and associates. In addition, the Company strives to create value for the Company's shareholders, retailers, and customers. To support these objectives, the Company has the following priorities and strategies within its Food Distribution, Military, and Retail segments:

Food Distribution Segment:

•	Maximize growth opportunities by leveraging the Company’s unique combination of supply chain capabilities and retail competency to attract new business and satisfy existing customers.
•

Optimize and expand the supply chain network to create a highly efficient national distribution platform that provides innovative and impactful supply chain solutions for a variety of different sales channels.

•	Proactively pursue financially and strategically attractive acquisition opportunities.
•	Invest in the Company’s fresh distribution capabilities and offerings to better service customers and create opportunities for growth.
•	Continue to elevate private brands to a best-in-class offering that matches customer needs and preferences through a selection of products focused on quality, value, variety, taste and convenience.
•

Capitalize on opportunities for growth and diversification in the non-traditional space by partnering with the Company’s national customers and developing innovative, mutually beneficial solutions for their needs.

Military Segment:

•

Continue to support the partnership with the Defense Commissary Agency (“DeCA”) through expansion of its private brand initiative and overall goal of increasing business at the commissaries by offering one-stop shopping and value for military customers.

•

Leverage the size and scale of the Company’s Food Distribution and Retail segments to attract additional customers to the Company’s Military platform, while leveraging the Company’s strong supply chain network.

Retail Segment:

•

Continue the roll-out of the Company’s Customer First strategy, developed in partnership with dunnhumby, to better deliver a competitive shopping experience for customers through data-based decision making.

•

Provide customers with high quality fresh offerings, value, affordable wellness, and a local focus in the shopping experience. Commit to social consciousness and responsibility, all with a best-in-class customer experience.

•

Increase customer satisfaction and loyalty by providing quicker, more convenient shopping experiences through the continued expansion of the Company’s e-commerce solutions, including Fast Lane, which offer online ordering, curbside pick-up and delivery services. Invest in additional technologies that improve the customer experience.

•

Continue integration of Martin’s Super Markets (“Martin’s”), acquired in early 2019, to leverage the Company’s supply chain and drive synergies while maintaining Martin’s existing strong brand and execution.

Supply Chain Network:

•	Execute innovative solutions to both meet the demands of the Company’s growing Food Distribution segment customers as well as to mitigate ongoing warehousing and transportation competitive pressures.
•	Leverage the Company’s competitive position, scale and financial flexibility to further grow its distribution channels through existing and new solutions.
•	Gain efficiency and productivity by leveraging one supply chain network across segments to further realize benefits from continued investments in the optimization of the supply chain network.
•

Achieve best-in-class service levels through stronger collaboration processes with vendor partners, procurement, and warehouse operations. Realize benefits through investment in capital and technology in warehouse operations, transportation, and inventory management.

Food Distribution Segment

The Company’s Food Distribution segment uses a multi-channel sales approach to distribute grocery products to independent retailers, national retailers, food service distributors, e-commerce providers, and the Company’s corporate owned retail stores. Total net sales from the Company’s Food Distribution segment, including sales to corporate owned retail stores that are eliminated in the consolidated financial statements, totaled approximately $5.0 billion for 2019. As of the end of 2019, the Company believes it is the fifth largest wholesale distributor, in terms of annual revenue, to supermarkets in the United States.

Customers. The Company’s Food Distribution segment supplies grocery products to a diverse group of approximately 2,100 independent retail locations with operations ranging from a single store to regional supermarket chains, food service distributors and the Company’s corporate owned retail stores. As of December 28, 2019, the Company operates in all 50 states by leveraging a platform of 18 distribution centers, as well as third party shipping partners, servicing the Food Distribution and Military segments, with the greatest sales concentration in the Midwest and South regions. This extensive geographic reach drives economies of scale and provides opportunities for independent retailers to purchase products at competitive prices in order to effectively compete in the grocery industry long-term.

Through its Food Distribution segment, the Company also services national retailers, including Dollar General. Sales to Dollar General are made to approximately 16,000 of its retail locations, with sales representing 17%, 16%, and 14% of consolidated net sales for 2019, 2018 and 2017, respectively. The Company’s Food Distribution customer base is diverse, and no other single customer exceeded 10% of consolidated net sales in any of the years presented.

The Company’s ten largest Food Distribution customers (excluding corporate owned retail stores) accounted for approximately 60% of total Food Distribution net sales for 2019. Approximately 85% of Food Distribution net sales for 2019 are covered under supply agreements with retailer customers.

Products. The Company’s Food Distribution segment provides a selection of approximately 52,000 stock-keeping units (SKUs) of nationally branded and private brand grocery products and perishable food products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmacy. The product offering also includes value-added products such as fresh-cut fruits and vegetables and prepared wraps and salads. These product offerings, along with best in class services, allow independent retailers the opportunity to support the majority of their operations with a single supplier.

Valued-Added Services. The Company provides a comprehensive menu of valued-added services designed to assist independent retailers in becoming more profitable, efficient, competitive, and informed. The Company’s Support Services Group consists of strategic partners who provide solutions when time and resources are limited for the independent customers. The Company is committed to sharing the expertise gained in its Retail operations with its independent customers. From real estate and site surveys to a full spectrum of merchandising and marketing solutions, independent retailers are offered support to more effectively operate their businesses. The Company provides over 100 distinct value-added services, some of which are not offered by its competition, including the following:

• Retail Development and Consulting	• Consumer Research
• Website design	• Site development and store design
• Merchandising	• Product Reclamation
• Marketing and Advertising Solutions	• Inventory Support
• Shelf Management and Planograms	• Category Management
• Accounting, Payroll and Tax Preparation	• Customer Service and Order Entry
• Food Safety and Environmental Health	• Pharmacy Retail and Procurement Services
• Asset Protection	• Retail Pricing
• Supply Solutions	• Associate Training
• E- Commerce	• Information Services and Technology Solutions

Military Segment

The Company’s Military segment contracts with manufacturers and brokers to distribute a wide variety of grocery products, including dry groceries, beverages, meat, and frozen foods, primarily to U.S. military commissaries and exchanges. The Company’s Military segment, together with its third-party partner, Coastal Pacific Food Distributors (“CPFD”), represents the only delivery solution to service DeCA worldwide.

DeCA operates a chain of 236 commissaries on U.S. military installations across the world that sells approximately $4.4 billion of grocery products annually. The Company distributes grocery products to 160 military commissaries and over 400 exchanges located in 39 states across the United States and the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Bahrain, Djibouti and Egypt. The Company’s distribution centers are strategically located among the largest concentration of military bases in the areas the Company serves and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges.

The Company is also the DeCA exclusive worldwide supplier of private brand grocery and related products to all U.S. military commissaries. In accordance with its contract with DeCA, the Company procures the grocery and related products from various manufacturers and upon receiving customer orders from DeCA either delivers the products to the U.S. military commissaries itself or engages CPFD to deliver the products on its behalf. There are over 900 SKUs of private brand products in the DeCA system as of December 28, 2019.

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

As of December 28, 2019, the Company has approximately 250 distribution contracts representing approximately 600 manufacturers that supply products to the DeCA commissary system and various exchange systems. Generally, larger contracts or those subject to a request-for-proposal process have definitive durations, whereas smaller contracts generally have indefinite terms; and all contract types allow for termination by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify which commissaries and exchanges to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements, and pricing and payment terms. The Company’s ten largest manufacturer customers represented approximately 50% of the Company’s Military segment sales for 2019.

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

Retail Segment

As of December 28, 2019, the Company operates 156 corporate owned retail stores in eight states, predominantly in the Midwest, primarily under the banners of Family Fare, Martin’s Super Markets, D&W Fresh Market, VG’s Grocery and Dan’s Supermarket. Retail banners and store counts are fully detailed in Item 2, “Properties”. The Company’s corporate owned retail stores range in size from approximately 14,000 to 90,000 total square feet, or on average, approximately 44,000 total square feet per store.

The Company’s neighborhood market strategy distinguishes its corporate owned retail stores from supercenters and limited assortment stores. The Company’s Customer First strategy is focused on meeting changing customer needs and preferences through a data-based decision-making process, while also increasing customer satisfaction through quality service and convenience. Through the Company’s e-commerce solutions, including Fast Lane, as well as other third-party providers, the Company offers online grocery shopping and curbside pickup or delivery at 110 of its corporate owned retail locations.

The Company’s corporate owned retail stores offer nationally branded and private brand grocery products, as well as perishable food products including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products and health and beauty care products. Many of the Company’s stores contain franchised Starbucks or Caribou Coffee coffee shops, which the Company believes drives additional customer traffic. Private brand grocery products typically generate higher retail margins while also improving customer loyalty by offering quality products at affordable prices.

As of December 28, 2019, the Company offers pharmacy services in 97 of its corporate owned retail stores (of which 86 of the pharmacies are owned) and operates one free-standing pharmacy location. The Company believes the pharmacy service offering in its corporate owned retail stores is an important part of the consumer experience. Most of the Company’s pharmacies offer free medications (antibiotics, diabetic medications and prenatal vitamins) along with low cost generic drugs, and meal planning solutions for preventative health and education for its customers.

As of December 28, 2019, the Company operates 37 fuel centers primarily at its corporate owned retail stores operating predominantly under the banners Family Fare Quick Stop, Martin’s Fuel, and D&W Quick Stop. Many of these fuel centers offer refueling facilities and in the adjacent convenience store, a limited variety of popular consumable products. The Company’s prototypical convenience stores are approximately 1,100 square feet in size.

The following chart details the changes in the number of corporate owned retail stores over the last five fiscal years:

	2015	2016	2017	2018	2019
Number of stores at beginning of year	162	163	157	145	139
Stores acquired or constructed during year	7	—	—	—	24
Stores closed or sold during year	6	6	12	6	7
Number of stores at end of year	163	157	145	139	156

In the first quarter of 2019 the Company acquired Martin’s, a leading family-owned and operated Midwest independent supermarket chain. This acquisition expanded the Company’s corporate retail footprint into northern Indiana and southwestern Michigan. Martin’s was previously a Food Distribution segment customer, and SpartanNash’s and Martin’s merchandising, marketing, and operations teams had a history of working collaboratively on many business improvement projects.

During 2019, the Company completed ten major remodels. The Company expects to continue making targeted capital investments during 2020 in connection with its retail brand positioning initiative. Where opportunities arise, the Company may open new retail and fuel center locations or enter into partnerships with existing fuel center operations. The Company will continue to evaluate its store base and may close or sell stores in 2020 in line with its ongoing store rationalization processes.

Supply Chain Network

The Company continues to evaluate its supply chain organization for opportunities to optimize the network, increase asset utilization and leverage programs that will drive more value for its retailers, customers, and shareholders. The Company continually focuses on network optimization and is centralizing the distribution of certain product categories and utilizing upstream/downstream facilities in order to improve its efficiency and capabilities and reduce inventory levels.

The Company’s distribution network is composed of 18 distribution centers, which are utilized to service the Food Distribution and Military segments. The distribution centers provide for approximately 8.4 million total square feet of warehouse space. The Company has new and ongoing initiatives to improve the efficiency of its supply chain through process improvement, investments in technology and property and equipment, and standardization of systems.

The Company operates a fleet with over 550 over-the-road tractors, 550 dry vans, and 1,250 refrigerated trailers and is in the process of adding a fleet of multi-temperature straight trucks to improve its delivery performance to its growing number of smaller format store customers. The Company carefully manages the more than 75 million miles driven by its fleet and third-party carriers annually servicing military commissaries, exchanges, independent retailers, national retailers and corporate owned retail stores.

Discontinued Operations

Certain of the Company’s Food Distribution and Retail segment operations have been recorded as discontinued operations. Discontinued operations consist of certain locations that have been closed or sold.

Marketing and Merchandising

The Company continues to align its marketing and merchandising strategies with consumer behavior. During 2019, the Company began a new customer data and insights partnership with dunnhumby, as part of its development of a data-based decision-making process in order to deliver a competitive shopping experience for its customers within its corporate owned Retail stores. The Company has developed a Customer First strategy. A process to implement, measure and track the strategy is in place to respond to evolving customer needs.

The Company’s strategies seek to use consumer data and insights to deliver products, promotions, content and experiences to satisfy the consumer’s needs by improving price perception, leveraging the Company’s private brands and providing its customers a relevant assortment while supported by its best-in-class wholesale and retail business model.

In addition, the Company believes that data from its “yes”™ loyalty program gives it competitive insight into consumer shopping behavior. This provides the Company the flexibility to adapt to rapidly changing conditions by making more effective tactical and strategic adjustments to its marketing and merchandising programs. During fiscal 2019, the Company began using artificial intelligence to develop and optimize its weekly circular. The Company will continue to leverage learnings from artificial intelligence to accelerate its Customer First strategy.

The Company has been building tools and capabilities to enable relevant, personalized content across its marketing channels and focusing on expanding its digital, social and mobile capabilities. Additionally, the Company continues to focus on the growth of its e-commerce platforms which enable a highly personalized digital shopping experience. These enhancements will help the Company build longer-term customer loyalty through convenience and value, maintain efficient marketing spend, increase return on investment, improve its sales growth opportunities, and further strengthen its business position. As the Company builds these capabilities, along with its other strategies, the Company will continue to share its best practices across its independent customer base within the Food Distribution segment.

As the Company works to better differentiate its Retail stores and implement its Customer First strategy, the Company is selectively adding products and services to better meet customers’ changing needs and enhance their experience. The Company has been refreshing its in-store messaging and décor in order to increase foot traffic and drive sales. As consumers increasingly emphasize an interest in healthy choices, the Company believes that it can be a reliable provider for products and services that will support their needs. The Company increased its retail product offering and assortment for organic, gluten-free, meat-free, non-GMO products and other healthier food options. Additionally, the Company offers a best in class pharmacy program, including low cost generics, free diabetic and prenatal prescriptions as well as its Timely Meds service, which is a personalized pill punch pack designed for customers who take multiple medications.

In support of its commitment to local products and caring for the community and environment, the Company is proud to work with local farmers and vendors to provide a selection of locally grown produce and other local products in many of its stores, well in excess of competitor’s offerings. In some of its stores, the Company collects items from customers for recycling, and the Company has been recognized as a best-in-class recycler of its own waste. Also, in an effort to reduce costs and reduce its environmental footprint, the Company is working to reduce energy usage through the installation of energy efficient lighting and refrigeration in its stores among other initiatives.

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

The principal competitive factors in the Retail business include the location and image of the store; the price, quality and variety of the fresh offering; and the quality, convenience and consistency of service. In addition to competing with traditional grocery stores, the Company competes with supercenters, deep discounters, mass merchandisers, limited assortment stores, and e-commerce providers. The Company believes it has developed and implemented strategies and processes that allow it to be competitive in its Retail segment by providing convenience, customer experience, and the assortment consumers demand. The Company monitors planned competitive store openings and uses established proactive strategies to respond to new competition both before and after competitive store openings. Strategies to react to competition vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing and sales focus. During the past three fiscal years, six competitor supercenters opened in geographic areas in which the Company currently operates corporate owned retail stores and one additional opening is expected to occur during 2020. As a result of these openings, the Company believes the majority of its supermarkets compete with one or more supercenters. The Company has continued to respond to growing competition from online and non-traditional retailers by adding options and services such as online ordering, curbside pick-up, and home delivery.

Seasonality

In certain geographic areas, the Company’s sales and operating performance for each reportable segment varies with seasonality. Many stores are dependent on tourism, and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. Sales may also vary based on the timing of certain holidays.

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

Intellectual Property

The Company owns valuable intellectual property, including trademarks, trade names, and other proprietary information, some of which are of material importance to its business.

Technology

In 2019, the Company focused on the efficiency and effectiveness of both operational and administrative processes. The Company is taking action to upgrade and modernize its systems and improve their integration, while enhancing security. As part of these initiatives, the Company expects to transition some applications which were historically hosted on premises to cloud-based solutions.

Supply Chain. During 2019, the Company completed the deployment of a forecasting solution which relies on artificial intelligence to significantly improve forecasting accuracy and began developing an integrated replenishment solution to automate the subsequent creation of purchase orders. The Company also deployed new “On-Board Computer” hardware across its fleet to improve route planning, efficiency and service levels as well as to comply with a federal mandate on driver compliance.

Retail. The Company made significant enhancements to improve the checkout experience for its customers and associates. The enhancements include improved ability to accept additional methods of payment, improvements to the online shopping experience, and integration with a third-party that provides independent retailers the ability to offer discounts to their shoppers and increase customer loyalty.

In 2020, the Company’s focus includes further integration and modernization of retail applications including centralized item management, a real time loyalty and promotion engine, and a modern cloud-enabled point-of-sale system.

Administrative Systems, Infrastructure and Security. The Company has begun the development and implementation of tools to improve both the efficiency and effectiveness of internal reporting and administrative functions. Robotic process automation (“RPA”) initiatives are underway to eliminate errors and to improve efficiency in repetitive, manual processes. Additionally, a centralized data analytics solution is being developed to consolidate the Company’s analysis and reporting platforms, introducing predictive data analytics capabilities to provide better business insights. The Company is in the process of transitioning to a Software-defined Wide Area Network (SD-WAN) solution, which will significantly increase current bandwidth across all locations and will improve network availability. The Company also expects enhancements in collaboration tools and day-to-day functionality through upgrades to the Microsoft 365 bundle, including Microsoft Enterprise Mobility + Security.

The Company is deploying an upgraded Human Capital Management system (“HCM”) to be the backbone of significantly simplified digital human resources operations. The HCM will digitize the Company’s HR function, and the Company expects to complete the launch in 2020. A major initiative in workforce time and schedule management is also underway and is expected to be completed in the first half of 2020. Improved automation in timekeeping, together with a revamp of wage and incentive structures, are expected to contribute to improved hiring and retention.

In the second half of 2019, an Identity Access Management (IAM) program was launched, which is a multi-year, companywide initiative that will protect user and customer data, while increasing associate productivity, security and ease of access. This program will also provide centralized access control across multiple applications and services.

Associates

As of December 28, 2019, the Company employs approximately 17,200 associates, 10,400 on a full-time basis and 6,800 on a part-time basis. Approximately 1,200 associates, or 7% of the total workforce, were represented by unions under collective bargaining agreements. The collective bargaining agreements covering these associates will expire between February 2021 and October 2022. The Company considers its relations with its union and non-union associates to be good and has not had any material work stoppages in over twenty-five years.

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

In December 2016, the Defense Commissary Agency (“DeCA” or “the Agency”), which operates U.S. military commissaries worldwide, competitively awarded the Company the contract to support and supply products for the Agency’s private brand product program. Private brand products had not previously been offered in the Agency’s commissaries. The Company has invested and will continue to invest significant resources as it partners with DeCA to continue to expand the program, however there is no guarantee of its success, that the program will continue or that DeCA will continue to partner with SpartanNash. The Company expects that DeCA will face significant competition in each product category from national brands that are familiar to consumers. If the Agency is unable to drive traffic and business at the commissaries by offering one-stop shopping for military customers through a combination of both national and private brand offerings, then both DeCA and the Company may be unable to achieve expected returns from this program, which could have a material adverse effect on the Company’s business. The success of the program will depend, in part, on factors beyond the Company’s control, including the actions of the Agency.

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

A significant portion of the Company’s sales are with a major customer and the Company’s success may be dependent on retaining this business and its customers’ ability to grow their business.

Dollar General accounted for 17% of the Company’s net sales in 2019. The Company serves as the primary distributor of various products and product categories to Dollar General under the terms of its distribution arrangements. The Company’s ability to maintain a close, mutually beneficial relationship with Dollar General is an important determinant of the Company’s continued growth.

The loss of business with Dollar General, including from increased self-distribution to its own facilities, closures of its stores, or reductions in the amount of products that Dollar General sells to its customers could materially and adversely affect the Company. Similarly, if Dollar General is not able to grow its business, or if Dollar General does not continue its relationship with the Company, the Company may be materially and adversely affected.

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

Operational improvements from the Company’s Project One Team Initiative may be less than expected.

In 2019 the Company began implementing operational improvements that were identified through a Company initiative called Project One Team. While the Company expects to achieve run rate savings through these initiatives over approximately two years, the amount and timing of expected savings are based on projections, estimates, and assumptions regarding future costs, revenues, risks, competitive activity, and other factors, and may be beyond the control of the Company. If the assumptions and projections underlying the initiatives prove to be inaccurate, then actual Project One Team savings may be significantly less than expected.

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

The Company may not successfully manage the transition associated with the resignation of the Company’s former chief executive officer and the appointment of a new chief executive officer, which could have an adverse impact on the Company.

David Staples resigned from his position as the Company’s chief executive officer (“CEO”) and resigned from the board of directors effective August 8, 2019. The board of directors appointed Dennis Eidson, the Company’s Chairman of the Board of Directors and former CEO, as interim chief executive officer until a permanent successor can be named. The board of directors has initiated a search process to select the next CEO. Although the board of directors is confident in the interim leadership of Mr. Eidson, leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent CEO may cause disruption within the Company. In addition, if the Company is unable to attract and retain a qualified candidate to become the permanent CEO in a timely manner, its financial performance and ability to meet operational goals and strategic plans may be adversely impacted. This may also impact the Company’s ability to retain and hire other key members of management.

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

The Company’s level of indebtedness could adversely affect its financial condition and its ability to raise additional capital or obtain financing in the future, respond to business opportunities, react to changes in its business, and make required payments on its debt.

As of December 28, 2019, the Company had outstanding indebtedness of $688.6 million (net of unamortized debt issuance costs), primarily related to its asset-based lending facility (the "Revolving Credit Facility"). Refer to Note 7 in the accompanying notes to the consolidated financial statements for further information. If the Company is not able to generate cash flow from operations sufficient to service its debt, it may need to refinance its debt, dispose of assets or issue equity to obtain necessary funds. The Company may not be able to take any of such actions on a timely basis, on satisfactory terms or at all.

Indebtedness could have important consequences, including the following:

•	reduced ability to execute the Company’s growth strategy, including merger and acquisition opportunities;
•	reduced ability to invest in the Company, which may place it at a competitive disadvantage;
•	increased vulnerability to adverse economic and industry conditions;
•	exposure to interest rate increases;
•	reduced cash flow available for other purposes;
•	limited ability to borrow additional funds for working capital, capital expenditures and other investments;

Covenants in its debt agreements restrict the Company’s operational flexibility.

The agreements governing the Revolving Credit Facility contain usual and customary restrictive covenants relating to the management and operation of the Company, including restrictions on its ability to borrow, pay dividends, or consummate certain transactions. Failure to comply with the covenants in the Company’s debt agreements could result in all of its indebtedness becoming immediately due and payable.

The Company is exposed to interest rate risk due to the variable rates on its indebtedness. Debt service obligations may increase if interest rates rise.

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates and expose it to interest rate risk. The Company may not be able to accurately predict changes in interest rates or mitigate their impact. If interest rates increase, debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same and the Company’s profitability would decrease. A hypothetical 0.50% increase in rates applicable to borrowings under the Revolving Credit Facility as of December 28, 2019 would increase interest expense related to such debt by approximately $3.2 million per year.

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

The Company faces risks related to the safety of the food products that it manufactures, distributes, and sells. It may need to recall such products for actual or alleged contamination, adulteration, mislabeling, or other safety concerns. The Company distributes fresh fruits and vegetables, as well as other fresh prepared foods. These products, and other food products that the Company sells, are at risk of contamination by disease-causing organisms such as Salmonella, E. coli, and others. These pathogens are generally found in nature, and as a result, there is a risk that they could be present in the products manufactured, distributed or sold by the Company. The Company typically has little control over proper food handling before the Company’s receipt of the product or once the product has been delivered to customers. Contamination risks may be controlled, although not eliminated, by good manufacturing practices and food safety programs. Recall costs can be material. A widespread product recall could result in significant losses due to the administrative costs of a recall, the destruction of inventory, and lost sales. Recalls and other food safety concerns can also result in product liability claims, adverse publicity, damage to the Company’s reputation, and a loss of confidence in the safety and quality of its products. Customers may avoid purchasing certain products from the Company, or to seek alternative sources of supply for some or all of their food needs, even if the basis for concern is outside of the Company’s control. Any loss of confidence on the part of the Company’s customers would be difficult and costly to overcome. Any real or perceived issue regarding the safety of any food or drug items sold by the Company, regardless of the cause, could have a substantial and adverse effect on the Company’s business.

A number of the Company’s associates are covered by collective bargaining agreements, and unions may attempt to organize additional associates.

Approximately 39% and 16% of the Company’s associates in its Food Distribution and Military business segments, respectively, are covered by collective bargaining agreements (“CBAs”) which expire between February 2021 and October 2022 or which the Company is in the process of negotiating and have a contemplated expiration date of February 2022. The Company expects that rising healthcare, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation with the labor unions. Upon the expiration of the Company’s CBAs, work stoppages by the affected workers could occur if the Company is unable to negotiate an acceptable contract with the labor unions. This could significantly disrupt the Company’s operations. Further, if the Company is unable to control healthcare and pension costs provided for in the CBAs, the Company may experience increased operating costs and an adverse impact on future results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table lists the locations and approximate square footage of the Company’s distribution centers used by its Food Distribution and Military segments as of December 28, 2019. The lease expiration dates for the distribution centers primarily servicing the Food Distribution segment range from February 2021 to December 2031, and for the Military segment range from July 2020 to November 2029. The majority of these leases contain extension options beyond these dates, if exercised. The Company believes that these facilities are generally well maintained and in good operating condition, have sufficient capacity, and are suitable and adequate to carry on its business for both of these segments.

Distribution Centers
	Square Footage
Location	Leased	Owned	Total
Grand Rapids, Michigan (a)	—	1,179,582	1,179,582
Norfolk, Virginia (b)	188,093	545,073	733,166
Omaha, Nebraska (a)	4,384	686,783	691,167
Bellefontaine, Ohio (a)	—	666,045	666,045
Oklahoma City, Oklahoma (b)	—	608,543	608,543
Lima, Ohio (a)	—	517,552	517,552
Columbus, Georgia (c)	478,702	—	478,702
Bloomington, Indiana (b)	—	471,277	471,277
San Antonio, Texas (c)	—	461,544	461,544
Lumberton, North Carolina (a)	386,129	—	386,129
St. Cloud, Minnesota (a)	40,319	329,046	369,365
Landover, Maryland (b)	368,088	—	368,088
Fargo, North Dakota (a)	74,000	288,824	362,824
Pensacola, Florida (b)	—	355,900	355,900
Sioux Falls, South Dakota (a)	79,300	196,114	275,414
Bluefield, Virginia (a)	—	187,531	187,531
Indianapolis, Indiana (a)	—	118,498	118,498
Lakeland, Florida (a)	—	42,125	42,125
Total Square Footage	1,619,015	6,654,437	8,273,452
(a)	Distribution center services the Food Distribution segment.
(b)	Distribution center services the Military segment.
(c)

Distribution center services both the Food Distribution and Military segments. Based on utilization estimates at December 28, 2019, the Food Distribution segment utilizes 36,000 square feet and 118,000 square feet at the San Antonio and Columbus distribution centers, respectively. The Columbus location requires periodic lease payments to the holder of the outstanding industrial revenue bond, which is held by the Company. Upon expiration of the lease terms, the Company will take title to the property upon redemption of the bond.

The following table lists the Company’s retail stores, including the adjacent fuel centers of the related stores, by retail banner, number of stores, location and approximate square footage under each banner as of December 28, 2019.

Retail Segment
		Leased		Owned		Total
		Number	Square	Number	Square	Number	Square
Grocery Store Retail Banner	Location	of Stores	Feet	of Stores	Feet	of Stores	Feet
Family Fare Supermarkets	Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Iowa, Wisconsin	77	3,301,198	10	483,952	87	3,785,150
Martin's Supermarkets	Indiana, Michigan	12	748,589	9	461,727	21	1,210,316
D&W Fresh Market	Michigan	8	393,429	2	84,458	10	477,887
VG’s Grocery	Michigan	8	363,117	1	37,223	9	400,340
Dan's Supermarket	North Dakota	5	264,077	—	—	5	264,077
Family Fresh Market	Minnesota, Nebraska, Wisconsin	—	—	4	192,151	4	192,151
Sun Mart Foods	Nebraska	1	31,733	4	93,824	5	125,557
Supermercado Nuestra Familia	Nebraska	1	22,540	2	83,279	3	105,819
Valu Land	Michigan	3	70,423	—	—	3	70,423
Forest Hills Foods	Michigan	2	65,209	—	—	2	65,209
No Frills Supermarkets	Iowa, Nebraska	3	61,060	—	—	3	61,060
Pick ‘n Save	Ohio	1	45,608	—	—	1	45,608
Dillonvale IGA	Ohio	1	25,627	—	—	1	25,627
Fresh City Market	Wisconsin	1	21,470	—	—	1	21,470
Econofoods	Wisconsin	—	—	1	16,563	1	16,563
Total		123	5,414,080	33	1,453,177	156	6,867,257

The Company also owns one fuel center that is not reflected in the retail square footage above, a Family Fare Quick Stop in Michigan that is not included with a corporate owned retail store but is adjacent to the Company’s corporate headquarters. Also not reflected in the retail square footage above is one stand-alone pharmacy located in Clear Lake, Iowa as well as certain properties used to facilitate the stock and transfer of goods between retail stores.

The Company’s headquarters is located in Grand Rapids, Michigan. The company maintains offices in multiple states consisting of approximately 317,000 square feet in Company-owned buildings and 49,000 square feet in leased facilities. The Company also leases two additional off-site storage facilities consisting of approximately 50,000 square feet. The Company owns and leases to independent retailers ten stores totaling approximately 440,000 square feet and owns and leases to third parties one warehouse of approximately 400,000 square feet and office space totaling 89,000 square feet.

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

Stock sale prices are based on transactions reported on the NASDAQ Global Select Market. Information on quarterly high and low sales prices for SpartanNash common stock for each of the last two fiscal years is as follows:

	2019
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	52 Weeks	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Common stock price - High	$22.25	$14.54	$12.45	$16.85	$22.25
Common stock price - Low	8.94	11.29	8.94	10.89	15.48

	2018
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Common stock price - High	$27.37	$21.82	$26.18	$26.85	$27.37
Common stock price - Low	16.32	16.32	18.91	17.05	16.55

At February 24, 2020, there were approximately 1,300 shareholders of record of SpartanNash common stock. The Company has declared a quarterly cash dividend every quarter since the fourth quarter of fiscal 2006.

The table below outlines quarterly dividends declared on SpartanNash common stock for each of the last three years:

Dividend per
Effective Quarter	common share
1st through 4th quarters of 2017	$0.165
1st through 4th quarters of 2018	0.180
1st through 4th quarters of 2019	0.190

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

Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors (the “Board”) to declare future dividends. Each future dividend will be considered and declared by the Board at its discretion. Whether the Board continues to declare dividends and repurchase shares depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows, and compliance with the terms of its credit facilities.  During the fourth quarter of 2017, the Board authorized a $50 million share repurchase program expiring in 2022. As of December 28, 2019, $45.0 million remains available to be repurchased.

In 2018 and 2017, the Company repurchased 952,108 and 1,367,432 shares of common stock for approximately $20.0 million and $35.0 million, respectively. The Company did not repurchase common stock in 2019. There were no purchases of equity securities by the Company or affiliated purchasers in the fourth quarter of 2019.

The equity compensation plans table in Part III, Item 12 of this report is herein incorporated by reference.

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on SpartanNash common stock to that of the Russell 2000 Total Return Index and the NASDAQ Retail Trade Index, over a period beginning January 3, 2015 and ending on December 28, 2019.

Cumulative total return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

The dollar values for total shareholder return plotted above are shown in the table below:

	January 3,	January 2,	December 31,	December 30,	December 29,	December 28,
	2015	2016	2016	2017	2018	2019
SpartanNash	$100.00	$85.58	$159.43	$110.22	$72.33	$64.01
Russell 2000 Total Return Index	100.00	96.05	116.52	133.59	117.93	149.18
NASDAQ Retail Trade	100.00	104.54	105.74	112.48	112.02	135.76

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

Item 6.  Selected Financial Data

The following table provides selected historical consolidated financial information of SpartanNash for each of the five years ended January 2, 2016 through December 28, 2019, all of which were 52-week years.

	Year Ended
(In thousands, except per share data)	2019	2018	2017	2016	2015
Statements of Operations Data:
Net sales (a)	$8,536,065	$8,064,552	$7,963,799	$7,561,084	$7,527,695
Gross profit	1,243,830	1,110,406	1,144,909	1,111,494	1,115,682
Selling, general and administrative expenses (b)	1,172,401	997,411	1,015,024	963,235	975,833
Merger/acquisition and integration	1,437	4,937	8,101	6,959	8,433
Restructuring, goodwill/asset impairment and other charges (c)	13,050	37,546	228,459	32,116	8,802
Operating earnings (loss)	56,942	70,512	(106,675)	109,184	122,614
Earnings (loss) before income taxes and discontinued operations	3,575	40,698	(131,644)	89,963	100,259
Income tax (benefit) expense (d)	(2,342)	6,907	(79,027)	32,907	37,093
Earnings (loss) from continuing operations	5,917	33,791	(52,617)	57,056	63,166
Net earnings (loss)	$5,742	$33,572	$(52,845)	$56,828	$62,710
Diluted earnings (loss) from continuing operations per share	0.16	0.94	(1.41)	1.52	1.67
Diluted earnings (loss) per share	0.16	0.93	(1.41)	1.51	1.66
Cash dividends declared per share	0.76	0.72	0.66	0.60	0.54
Balance Sheet Data:
Total assets (e) (f)	$2,275,609	$1,971,912	$2,055,797	$1,930,336	$1,917,263
Property and equipment, net	615,816	579,060	600,240	559,722	583,698
Working capital (e)	431,548	524,645	509,705	387,507	396,263
Long-term debt and finance lease obligations (f)	682,204	679,797	740,755	413,675	467,793
Shareholders’ equity (e)	687,538	715,947	721,950	825,407	790,779

(a)

Due to the adoption of ASU 2014-09, “Revenue from Contracts with Customers” at the beginning of fiscal 2018, the Company determined that certain contracts in the Food Distribution segment, that were historically reported on a gross basis, are now required to be reported on a net basis. The adoption of the guidance using the full retrospective method resulted in decreases to net sales and cost of sales previously reported of $164,283, $173,516, and $124,278 for 2017, 2016 and 2015, respectively.

(b)

Due to the adoption of ASU 2017-07, “Compensation – Retirement Benefits” at the beginning of fiscal 2018, post-retirement benefit costs other than service cost, are reflected in “Other, net”, whereas they previously were recognized in “Selling, general and administrative expenses”. Retrospective application resulted in immaterial changes to “Other, net” and “Selling, general and administrative expenses” from amounts previously reported in 2017, 2016, and 2015.

(c)

In 2019, the company recorded $13.1 million of net “restructuring, asset impairment and other charges” primarily associated with asset impairment charges associated with the decision to reposition Fresh Production operations and losses associated with the disposition of the Fresh Kitchen, which totaled $16.4 million. These charges were partially offset by gains on the sale of a previously closed distribution center. In 2018, the Company recorded $37.5 million of net “restructuring, asset impairment and other charges” associated with a $32.0 million non-cash charge related to the expected insolvency of a food distribution customer and other charges related to the Company’s retail store rationalization plan. In 2017, the Company recorded a $189.0 million goodwill impairment charge related to its Retail segment and $33.7 million of asset impairment charges primarily associated with long-lived assets in the Retail segment. In 2016, the Company recorded $32.1 million of restructuring and asset impairment charges primarily related to the closure of four retail stores and two distribution centers, as well as asset impairment charges associated with certain underperforming retail stores.

(d)

In 2017, income taxes were impacted by the revaluation of deferred tax liabilities related to the corporate tax rate reduction enacted in the Tax Cuts and Jobs Act, which also impacted the Company’s tax rate in 2018.

(e)

Due to the adoption of ASU 2016-02 “Leases” as of the beginning of 2019, the Company recognized operating lease assets and liabilities of $241.8 million and $292.3 million, respectively. Working capital was primarily impacted by “Current portion of operating lease liabilities” of $40.3 million, which was recognized as a result of the transition.  The adoption of the standard also resulted in a transition adjustment to beginning of the year retained earnings of $26.9 million. The Company adopted this standard retrospectively and elected the practical expedient available under the guidance to not adjust comparative periods presented.

(f)

Due to the adoption of ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” in 2016, debt issuance costs were reclassified from “Other assets, net” to “Long-term liabilities” for all periods presented. This resulted in a decrease in “Total assets” and Long-term debt and finance lease obligations previously reported of $8,185 at the end of fiscal 2015.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

About SpartanNash

SpartanNash, headquartered in Grand Rapids, Michigan, is a leading multi-regional grocery distributor and grocery retailer whose core businesses include distributing grocery products to a diverse group of independent and chain retailers, its corporate owned retail stores, and military commissaries and exchanges in the United States. The Company operates three reportable segments: Food Distribution, Military and Retail. These reportable segments are three distinct businesses, each with a different customer base, management structure, and basis for determining budgets, forecasts, and executive compensation.

Overview of 2019

In 2019, the Company executed against its long-term strategic objective of becoming a growth company that is focused on developing a national, highly efficient distribution platform known for solving unique and complex logistical issues and evolving its primary retail brand to deliver innovative solutions, both of which service a diverse customer base. The Company also began the implementation of initiatives in connection with its company-wide sales growth and cost reduction program, Project One Team. Project One Team is expected to result in more than $20 million in annual run rate efficiencies and cost reductions when fully implemented. The Company’s 2019 accomplishments and developments include:

Food Distribution

•

The Food Distribution segment realized sales growth of 3.7%, before the impact of the elimination of intercompany sales to Martin’s, compared to the prior year, driven by sales to existing customers. The Company remains focused on partnering with independent retailers to support their operations and enhance the consumer experience.

•

During the second quarter, the Company made the decision to exit its Fresh Kitchen operations, an area of the business which was unable to deliver on management’s expectations, resulting in lower volume production runs which were neither efficient nor profitable and significantly contributing to unfavorable performance within the Food Distribution segment. The Company has entered into an agreement to sell the facility and related equipment with an expected closing date late in the first quarter of fiscal 2020.

Military

•

The Military segment continued to support DeCA in the expansion of its private brand program. The Company leveraged its private brand capabilities and expertise to help design and develop both DeCA’s proprietary and commissary-specific private brands. As of December 28, 2019, the Company had launched over 900 SKUs of private brand products in the DeCA system. DeCA recently renewed the contract for another year and the Company looks forward to continuing its partnership with DeCA in 2020.

•	The Military segment realized sales growth during the year despite declining DeCA sales due to incremental volume from existing customers and the growth of the private brand program.

Retail

•

The Company made investments in its store base, and also improved its assortment, advertising, and promotion strategy through its strategic partnership with dunnhumby. These investments have helped improve customer satisfaction and have contributed to the achievement of sequential improvement in fiscal 2019 comparable store sales. Retail fourth quarter comparable store sales of 0.5%, were positive for the second consecutive quarter.

•

The Company acquired Martin’s in early 2019. Martin’s is a leading Midwest independent supermarket chain which operates stores in northern Indiana and southwestern Michigan. The acquisition of Martin’s has contributed to an increase in sales and operating earnings for the Retail segment and will continue to complement the Company’s existing retail initiatives.

Other

•

The Company made significant investments in its supply chain to improve efficiency and position the Company for growth. Key investments included: centralizing fresh distribution operations in the Company’s western region, tools to better forecast demand, improve purchasing activities and reduce inventory requirements; implementing new route management tools to reduce miles travelled; installing on-board computers on all trucks to improve route planning, efficiency and service levels; automating and simplifying business intelligence to ensure focus on the right metrics and improve decision making; investing in associate incentive programs to retain talent and drive productivity; and improving workforce time and schedule management and incentive compensation structures.

•

During 2019, the Company declared $27.6 million in cash dividends to shareholders. The Company generated net cash from operating activities of $180.2 million in 2019, compared to $171.7 million in 2018, as the Company made significant improvements in working capital – particularly in inventory reductions. Net long-term debt decreased $15.1 million compared to the prior year as the Company continued to pay down debt, despite funding the acquisition of Martin’s at the beginning of the fiscal year.

•

During the year, the Company made significant changes to senior leadership as part of a previously announced plan to strengthen its management team, systems and supply chain operations. The Company has appointed a new President of Food Distribution, Chief Merchandising and Marketing Officer, Chief Information Officer, and several other key additions throughout the IT and supply chain operations. Early in 2020 the Company also appointed David Sisk as Senior Vice President and President of the Military segment. The Board of Directors has retained an executive search and leadership consulting firm to identify the Company’s next Chief Executive Officer.

The accomplishments above helped position the Company for future earnings growth, but the competitive landscape and industry trends also present challenges to the Company that could impact 2020. For fiscal 2020, the Company anticipates low-single digit percentage sales growth. The Company expects the Food Distribution segment to achieve mid-single digit sales growth driven by existing customers and new business, partially offset by attrition in the independent retail base and the closure of the Fresh Kitchen operations. In the Military segment, the Company expects a continued decline in the DeCA comparable sales trend, partially offset by growth in DeCA private brands, resulting in a mid-single digit percentage sales decline. Retail segment sales are expected to increase nominally due to a continuation of positive comparable sales of up to 0.7%. The Company will also benefit from an additional week of sales compared to the 52-week year ended December 28, 2019.

Results of Operations

The current year results of operations are presented in comparison to the prior year within the section below. For a discussion of the results of fiscal 2018 operations in comparison to fiscal 2017, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations within the prior year Annual Report on Form 10-K. Certain prior year amounts have been adjusted to reflect recently adopted accounting standards, which are described within Note 1, Summary of Significant Accounting Policies and Basis of Presentation in the notes to the consolidated financial statements.

The following table sets forth items from the Company’s consolidated statements of operations as a percentage of net sales and the percentage change from the preceding year:

	Percentage of Net Sales			Percentage Change
	2019	2018	2017	2019
Net sales	100.0	100.0	100.0	5.8
Gross profit	14.6	13.8	14.4	12.0
Selling, general and administrative expenses	13.7	12.4	12.7	17.5
Merger/acquisition and integration	0.0	0.1	0.1	(70.9)
Restructuring, goodwill/asset impairment and other charges	0.2	0.5	2.9	(65.2)
Operating earnings (loss)	0.7	0.9	(1.3)	(19.2)
Other expenses, net	0.6	0.4	0.3	79.0
Earnings (loss) before income taxes and discontinued operations	0.0	0.5	(1.7)	(91.2)
Income tax (benefit) expense	(0.0)	0.1	(1.0)	(133.9)
Earnings (loss) from continuing operations	0.1	0.4	(0.7)	(82.5)
Loss from discontinued operations, net of taxes	(0.0)	(0.0)	(0.0)	(20.1)
Net earnings (loss)	0.1	0.4	(0.7)	(82.9)

Note: Certain totals do not sum due to rounding.

Net Sales – The following table presents net sales by segment and variances in net sales:

		Percentage of		Percentage of
		Total		Total		Percentage
(In thousands)	2019	Net Sales	2018	Net Sales	Variance	Change
Food Distribution	$3,982,609	46.7%	$3,991,450	49.5%	$(8,841)	(0.2)
Military	2,172,107	25.4	2,166,843	26.9	5,264	0.2
Retail	2,381,349	27.9	1,906,259	23.6	475,090	24.9
Total net sales	$8,536,065	100.0%	$8,064,552	100.0%	$471,513	5.8

Net sales increased $471.5 million, or 5.8%, to $8.54 billion in 2019 from $8.06 billion in 2018. The increase in net sales was generated through the acquisition of Martin’s, as well as higher sales within the Food Distribution segment prior to the elimination of the intercompany sales for the acquired business.

Food Distribution net sales decreased $8.8 million, or 0.2%, to $3.98 billion in 2019 from $3.99 billion in the prior year. Excluding the impact of the elimination of sales to Martin’s following the acquisition at the beginning of 2019, sales grew 3.7% primarily due to sales growth with existing customers.

Military net sales increased $5.3 million, or 0.2%, to $2.17 billion in 2019 from $2.17 billion in the prior year. The increase was primarily due to incremental volume from new business with an existing customer that commenced late in the fourth quarter of 2018 and growth in DeCA’s private brand program, partially offset by lower comparable sales at DeCA operated locations.

Retail net sales increased $475.1 million, or 24.9%, to $2.38 billion in 2019 from $1.91 billion in the prior year. The increase in net sales was primarily attributable to incremental sales from the Martin’s acquisition, partially offset by the impact of closed stores and lower comparable store sales. Comparable store sales were negative 0.5% in the current year, however improved in the second half of the year and ended at positive 0.5% for the fourth quarter. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Fuel is excluded from the comparable sales calculation due to volatility in price. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Gross Profit – Gross profit represents net sales less cost of sales, which is described in further detail within Note 1, Summary of Significant Accounting Policies and Basis of Presentation in the notes to the consolidated financial statements. Gross profit increased $133.4 million, or 12.0%, to $1.24 billion in 2019 compared to $1.11 billion in the prior year. As a percent of net sales, gross profit increased from 13.8% to 14.6% primarily due to the acquisition of Martin’s and the resulting higher mix of sales in the Retail segment which generates a higher gross margin rate.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation (to the extent not included in Cost of Sales), out-bound freight and other administrative expenses. SG&A expenses increased $175.0 million, or 17.5%, to $1,172.4 million in 2019 from $997.4 million in the prior year. As a percent of net sales, SG&A expenses increased from 12.4% to 13.7% primarily due to higher mix of sales in the Retail segment which has a higher SG&A rate to sales, higher supply chain costs in both the Military and Food Distribution segments, and higher corporate administrative expenses, including expenses associated with the CEO transition and a supplemental, transition incentive program for eligible associates (“Transition Costs”).

Merger/Acquisition and Integration Expenses – In 2019, $1.4 million of merger/acquisition and integration expenses were incurred primarily in connection with the acquisition and integration of Martin’s. Prior year results included $4.9 million of merger/acquisition and integration expenses primarily associated with ongoing integration activities from the Nash-Finch merger and Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) acquisitions as well as costs associated with the Martin’s acquisition.

Restructuring, Asset Impairment and Other Charges – In 2019, $13.1 million of net restructuring, asset impairment and other charges were incurred, predominantly as a result of asset impairment charges associated with the decision to reposition Fresh Production operations and losses associated with the disposition of the Fresh Kitchen, which were partially offset by gains on the sale of a previously closed distribution center. Prior year results included $37.5 million of net restructuring, asset impairment and other charges that were predominantly associated with a non-cash charge related to the collectability of a customer advance to an independent retailer of $32.0 million as well as charges incurred as part of the Company’s retail store rationalization plans, partially offset by changes in estimates of closed store liabilities and gains on sales of real estate.

Operating Earnings (Loss) – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss):

						Change in
		Percentage of		Percentage of		Percentage of
(In thousands)	2019	Net Sales	2018	Net Sales	Variance	Net Sales
Food Distribution	$47,416	1.2%	$48,752	1.2%	$(1,336)	(0.0)
Military	(9,316)	(0.4)	5,647	0.3	(14,963)	(0.7)
Retail	18,842	0.8	16,113	0.8	2,729	(0.1)
Operating earnings (loss)	$56,942	0.7%	$70,512	0.9%	$(13,570)	(0.2)

The Company reported operating earnings of $56.9 million in 2019 compared to $70.5 million in the prior year. The decrease of $13.6 million was primarily related to an increase in supply chain expense, partly due to a reliance on incremental contract labor within the warehouse and transportation operations in both the Food Distribution and Military segments, and higher administrative costs, including Transition Costs, one-time costs associated with Project One Team and healthcare costs. These factors were partially offset by lower restructuring charges and the contribution of the acquired Martin’s stores.

Food Distribution operating earnings decreased $1.3 million to $47.4 million in 2019 from $48.8 million in the prior year. The decrease was primarily attributable to the higher supply chain costs and corporate administrative expenses described above, partially offset by lower restructuring charges compared to the prior year.

Military operating earnings decreased $15.0 million to a $9.3 million operating loss in 2019 from earnings of $5.6 million in the prior year. The decrease was attributable to higher supply chain costs and higher corporate administrative expenses than in the prior year.

Retail operating earnings increased $2.7 million to $18.8 million in 2019 compared to $16.1 million in the prior year. The increase was primarily due to the contribution of the acquired Martin’s stores and the favorable impact of closing underperforming stores, partially offset by higher corporate administrative expenses as described above and higher store labor costs.

Interest Expense – Interest expense increased $4.1 million, or 13.3%, to $34.5 million in 2019 from $30.5 million in the prior year primarily due to an increase in interest rates compared to the prior year.

Postretirement Benefit Expense (Income) – Expense in the current year is primarily related to the termination of the Company’s Pension Plan, a frozen defined benefit pension plan terminated on July 31, 2018, and the resulting distribution of assets to plan participants in 2019.

Income Taxes – The Company’s effective income tax rates were -65.5% and 17.0% for 2019 and 2018, respectively. Differences from the federal statutory rate in the current year are primarily due to state tax benefits and tax credits. Differences from the federal statutory rate in the prior year are primarily due to the lapse of the statute of limitations for an uncertain tax position and tax credits, partially offset by tax expense related to stock-based compensation and state income taxes.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company also provides information regarding adjusted operating earnings, adjusted earnings from continuing operations, and adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”). These are non-GAAP financial measures, as defined below, and are used by management to allocate resources, assess performance against its peers and evaluate overall performance. The Company believes these measures provide useful information for both management and its investors. The Company believes these non-GAAP measures are useful to investors because they provide additional understanding of the trends and special circumstances that affect its business. These measures provide useful supplemental information that helps investors to establish a basis for expected performance and the ability to evaluate actual results against that expectation. The measures, when considered in connection with GAAP results, can be used to assess the overall performance of the Company as well as assess the Company’s performance against its peers. These measures are also used as a basis for certain compensation programs sponsored by the Company. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its financial results in these adjusted formats.

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude “Fresh Kitchen operating losses” subsequent to the decision to exit these operations at the beginning of the third quarter, costs associated with organizational realignment, which include significant changes to the Company’s management team, and fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. Pension termination costs, primarily related to non-operating settlement expense associated with the distribution of pension assets, are excluded from adjusted earnings from continuing operations, and to a lesser extent adjusted operating earnings. Prior year and 2017 adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude start-up costs associated with the first year of Fresh Kitchen operations, which concluded during the first quarter of 2018. The 2017 retirement stock compensation award represents incremental compensation expense in connection with an executive retirement. These items are considered “non-operational” or “non-core” in nature.

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

Adjusted operating earnings and adjusted operating earnings by segment are not measures of performance under GAAP and should not be considered as a substitute for operating earnings and other income statement data. The Company’s definitions of adjusted operating earnings and adjusted operating earnings by segment may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings for 2019, 2018 and 2017.

(In thousands)	2019	2018	2017
Operating earnings (loss)	$56,942	$70,512	$(106,675)
Adjustments:
Merger/acquisition and integration	1,437	4,937	8,101
Restructuring, goodwill/asset impairment and other charges	13,050	37,546	228,459
Fresh Kitchen start-up costs	—	1,366	8,082
Fresh Kitchen operating losses	2,894	—	—
Stock compensation associated with executive retirement	—	—	1,172
Expenses associated with tax planning strategies	—	225	3,798
Costs associated with Project One Team	5,428	—	—
Organizational realignment costs	1,812	—	—
Pension termination	59	—	—
Severance associated with cost reduction initiatives	509	1,023	368
Adjusted operating earnings	$82,131	$115,609	$143,305
Reconciliation of operating earnings (loss) to adjusted operating earnings (loss) by segment:
Food Distribution:
Operating earnings	$47,416	$48,752	$83,115
Adjustments:
Merger/acquisition and integration	(122)	3,581	6,244
Restructuring, asset impairment and other charges	14,844	33,056	1,317
Fresh Kitchen start-up costs	—	1,366	8,082
Fresh Kitchen operating losses	2,894	—	—
Stock compensation associated with executive retirement	—	—	591
Expenses associated with tax planning strategies	—	116	1,744
Costs associated with Project One Team	2,877	—	—
Organizational realignment costs	960	—	—
Pension termination	32	—	—
Severance associated with cost reduction initiatives	413	763	342
Adjusted operating earnings	$69,314	$87,634	$101,435
Military:
Operating (loss) earnings	$(9,316)	$5,647	$6,969
Adjustments:
Merger/acquisition and integration	—	4	1,522
Restructuring, asset impairment and other (gains) charges	—	(801)	500
Stock compensation associated with executive retirement	—	—	147
Expenses associated with tax planning strategies	—	28	593
Costs associated with Project One Team	706	—	—
Organizational realignment costs	236	—	—
Pension termination	6	—	—
Severance associated with cost reduction initiatives	10	107	7
Adjusted operating (loss) earnings	$(8,358)	$4,985	$9,738
Retail:
Operating earnings (loss)	$18,842	$16,113	$(196,759)
Adjustments:
Merger/acquisition and integration	1,559	1,352	335
Restructuring, goodwill/asset impairment and other (gains) charges	(1,794)	5,291	226,642
Stock compensation associated with executive retirement	—	—	434
Expenses associated with tax planning strategies	—	81	1,461
Costs associated with Project One Team	1,845	—	—
Organizational realignment costs	616	—	—
Pension termination	21	—	—
Severance associated with cost reduction initiatives	86	153	19
Adjusted operating earnings	$21,175	$22,990	$32,132

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

Adjusted earnings from continuing operations is not a measure of performance under GAAP and should not be considered as a substitute for earnings from continuing operations and other income statement data. The Company’s definition of adjusted earnings from continuing operations may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of earnings (loss) from continuing operations to adjusted earnings from continuing operations for 2019, 2018 and 2017.

	2019		2018		2017
		per diluted		per diluted		per diluted
(In thousands, except per share data)	Earnings	share	Earnings	share	Earnings	share
Earnings (loss) from continuing operations	$5,917	$0.16	$33,791	$0.94	$(52,617)	$(1.41)
Adjustments:
Merger/acquisition and integration	1,437		4,937		8,101
Restructuring, goodwill/asset impairment and other charges	13,050		37,546		228,459
Fresh Kitchen start-up costs	—		1,366		8,082
Fresh Kitchen operating losses	2,894		—		—
Stock compensation associated with executive retirement	—		—		1,172
Expenses associated with tax planning strategies	—		225		3,798
Costs associated with Project One Team	5,428		—		—
Organizational realignment costs	1,812		—		—
Loss on debt extinguishment	329		—		—
Severance associated with cost reduction initiatives	509		1,023		368
Pension termination	19,557		—		—
Total adjustments	45,016		45,097		249,980
Income tax effect on adjustments (a)	(11,022)		(11,139)		(92,767)
Impact of Tax Cuts and Jobs Act (b)	—		(494)		(25,992)
Total adjustments, net of taxes	33,994	0.94	33,464	0.93	131,221	3.51
Adjusted earnings from continuing operations	$39,911	$1.10	$67,255	$1.87	$78,604	$2.10
(a)	The income tax effect on adjustments is computed by applying the applicable tax rate to the adjustments.
(b)

The Company realized income tax benefits related to remeasuring its deferred tax assets and liabilities to reflect the change in the federal statutory rate resulting from the Tax Cuts and Jobs Act. Includes $1.1 million and $4.8 million of tax benefits attributable to tax planning strategies related to the Tax Cuts and Jobs Act for 2018 and 2017, respectively.

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

Adjusted EBITDA and adjusted EBITDA by segment are not measures of performance under GAAP and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. The Company’s definitions of adjusted EBITDA and adjusted EBITDA by segment may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of net earnings (loss) to adjusted EBITDA for 2019, 2018 and 2017.

(In thousands)	2019	2018	2017
Net earnings (loss)	$5,742	$33,572	$(52,845)
Loss from discontinued operations, net of tax	175	219	228
Income tax (benefit) expense	(2,342)	6,907	(79,027)
Other expenses, net	53,367	29,814	24,969
Operating earnings (loss)	56,942	70,512	(106,675)
Adjustments:
LIFO expense	5,892	4,601	2,898
Depreciation and amortization	87,866	82,634	82,243
Merger/acquisition and integration	1,437	4,937	8,101
Restructuring, goodwill/asset impairment and other charges	13,050	37,546	228,459
Fresh Kitchen start-up costs	—	1,366	8,082
Fresh Kitchen operating losses	2,894	—	—
Expenses associated with tax planning strategies	—	225	3,798
Stock-based compensation	7,313	7,646	9,611
Non-cash rent	(5,622)	(962)	(722)
Costs associated with Project One Team	5,428	—	—
Organizational realignment costs	1,812	—	—
Other non-cash charges	933	916	207
Adjusted EBITDA	$177,945	$209,421	$236,002

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA by segment for 2019, 2018 and 2017.

(In thousands)	2019	2018	2017
Food Distribution:
Operating earnings	$47,416	$48,752	$83,115
Adjustments:
LIFO expense	3,032	2,270	2,036
Depreciation and amortization	32,861	31,854	29,258
Merger/acquisition and integration	(122)	3,581	6,244
Restructuring, asset impairment and other charges	14,844	33,056	1,317
Fresh Kitchen start-up costs	—	1,366	8,082
Fresh Kitchen operating losses	2,894	—	—
Expenses associated with tax planning strategies	—	116	1,744
Stock-based compensation	3,603	3,626	4,457
Non-cash rent	482	157	217
Costs associated with Project One Team	2,877	—	—
Organizational realignment costs	960	—	—
Other non-cash charges	394	567	93
Adjusted EBITDA	$109,241	$125,345	$136,563
Military:
Operating (loss) earnings	$(9,316)	$5,647	$6,969
Adjustments:
LIFO expense	1,789	1,230	394
Depreciation and amortization	11,834	11,968	11,626
Merger/acquisition and integration	—	4	1,522
Restructuring, asset impairment and other (gains) charges	—	(801)	500
Expenses associated with tax planning strategies	—	28	593
Stock-based compensation	1,180	1,244	1,491
Non-cash rent	(374)	(323)	(3)
Costs associated with Project One Team	706	—	—
Organizational realignment costs	236	—	—
Other non-cash (gains) charges	(89)	50	(17)
Adjusted EBITDA	$5,966	$19,047	$23,075
Retail:
Operating earnings (loss)	$18,842	$16,113	$(196,759)
Adjustments:
LIFO expense	1,071	1,101	468
Depreciation and amortization	43,171	38,812	41,359
Merger/acquisition and integration	1,559	1,352	335
Restructuring, goodwill/asset impairment and other (gains) charges	(1,794)	5,291	226,642
Expenses associated with tax planning strategies	—	81	1,461
Stock-based compensation	2,530	2,776	3,663
Non-cash rent	(5,730)	(796)	(936)
Costs associated with Project One Team	1,845	—	—
Organizational realignment costs	616	—	—
Other non-cash charges	628	299	131
Adjusted EBITDA	$62,738	$65,029	$76,364

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. The Company believes these accounting policies, and others set forth in Note 1, Summary of Significant Accounting Policies and Basis of Presentation, in the notes to the consolidated financial statements, should be reviewed as they are integral to understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment on an annual basis (during the last quarter of the year), or whenever events occur or circumstances change that would more likely than not indicate an impairment exists. The quantitative impairment evaluation of these assets involves the comparison of their fair value to their carrying values.

Goodwill. The Company has three reporting units, which are the same as the Company’s reportable segments; however, there is no goodwill recorded within the Retail or Military segments. Fair values are determined based on the discounted cash flows and comparable market values of each reporting segment. If a reporting unit’s fair value is less than its carrying value, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company’s goodwill impairment analysis also includes a comparison of the estimated fair value of the enterprise as a whole to the Company’s total market capitalization. Therefore, a significant and sustained decline in the Company’s stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

The Company estimates the fair value of the Food Distribution reporting unit primarily based on the income approach using a discounted cash flow model and also incorporates the market approach using observable comparable company information. Key assumptions used by the Company in preparing the fair value estimate under the discounted cash flow method include:

•

Weighted average cost of capital (“WACC”): The determination of the WACC incorporates current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns. The development of the WACC requires estimates of an equity rate of return and a debt rate of return, which are specific to the industry in which the reporting unit operates.

•	Revenue growth rates: The Company develops its forecasts based on recent sales data for existing operations and other factors, including management’s future expectations.
•

Operating profits: The Company uses historical operating margins as a basis for its projections within the discounted cash flow model. Margins within the forecast may vary due to future expectations related to both product and administrative costs.

The Company compares the results of the discounted cash flow model to observable comparable company market multiples to support the appropriateness of the fair value estimates. The Company concludes whether the implied multiple is reasonable with respect to the comparable company range, and whether the assumptions used in the fair value estimate are supportable.

As of the date of the most recent goodwill impairment test, which utilized data and assumptions as of October 5, 2019, the Food Distribution reporting unit had a fair value that was substantially in excess of its carrying value. The Company has sufficient available information, both current and historical, to support its assumptions, judgments and estimates used in the goodwill impairment test; however, if actual results for the Food Distribution segment are not consistent with the Company’s estimates, it could result in the Company recording a non-cash impairment charge.

Other Indefinite-Lived Intangible Assets. The estimated fair value of these assets is computed by using a discounted cash flow method, such as the relief-from-royalty methodology. The Company determines future cash flows generated from the use of the asset, generally using estimated revenue growth rates and profitability rates and, in the case of the relief-from-royalty methodology, royalty rates. Discount rates are determined based on the WACC of the reporting unit in which the asset resides, consistent with the discussion above.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Impairments of long-lived assets were $4.0 million, $2.6 million and $33.7 million for 2019, 2018 and 2017, respectively.

Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, the competitive environment, real estate market conditions and inflation. If the book value of assets is determined to not be recoverable, future cash flows for the expected useful life of the asset group are discounted using a rate based on the WACC of the reporting segment in which the asset resides, consistent with the discussion above.

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

Sensitivity to changes in the major assumption for the SpartanNash Company Retiree Medical Plan as of December 28, 2019 is as follows:

	Percentage	Projected
	Point	Benefit Obligation
(In millions, except percentages)	Change	Decrease / (Increase)
Discount rate - SpartanNash Company Retiree Medical Plan	+/- 0.75	$0.9 / $(1.0)

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

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows for 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Cash flow activities
Net cash provided by operating activities	$180,192	$171,658	$52,843
Net cash used in investing activities	(143,172)	(64,156)	(315,393)
Net cash (used in) provided by financing activities	(31,219)	(104,300)	254,003
Net cash used in discontinued operations	(214)	(284)	(137)
Net increase (decrease) in cash and cash equivalents	5,587	2,918	(8,684)
Cash and cash equivalents at beginning of year	18,585	15,667	24,351
Cash and cash equivalents at end of year	$24,172	$18,585	$15,667

Net cash provided by operating activities. Net cash provided by operating activities in 2019 increased compared to 2018 by $8.5 million primarily due to improvements in working capital, partly offset by lower earnings.

Net cash used in investing activities. Net cash used in investing activities increased $79.0 million in 2019 compared to 2018 primarily due to the Martin’s acquisition made in the current year, partially offset by increased proceeds from the sale of real property.

The Food Distribution, Military and Retail segments utilized 37.9%, 8.4% and 53.7% of capital expenditures, respectively, for 2019. Expenditures for 2019 primarily related to retail store remodels and upgrades, which includes nine major store remodels, IT system upgrades and implementations, and investments in supply chain, including a centralized fresh distribution operation in the Company’s western region. The Company expects capital expenditures to range from $80.0 million to $90.0 million for 2020.

Net cash used in financing activities. Net cash used in financing activities decreased $73.1 million during 2019 from 2018 primarily due to proceeds from borrowings to fund the Martin’s acquisition.

Net cash used in discontinued operations. Net cash used in discontinued operations contains the net cash flows of the Company’s Food Distribution and Retail discontinued operations and is primarily composed of facility maintenance expenditures.

Debt Management

Long-term debt and finance lease liabilities, including the current portion, decreased $9.5 million to $688.6 million as of December 28, 2019 from $698.1 million at December 29, 2018. The decrease in total debt was driven by principal payments in the current year, mostly offset by financing the current year acquisition of Martin’s.

In December 2018, SpartanNash Company and certain of its subsidiaries entered into an amendment (the “Amendment”) to the Company’s Amended and Restated Loan and Security Agreement (the “Credit Agreement”). The principal changes of the amendment included an extension of the maturity date of the loans from December 20, 2021 to December 18, 2023, an increase in the size of the Tranche A revolving loan to $975 million from $900 million, an amendment to the interest rate grid such that rates for the Tranche A-1 revolving loans are now LIBOR plus 2.25% to LIBOR plus 2.50%, a reload of the $60 million Tranche A-2 term loan and a reset of certain advance rates for the borrowing base. The Credit Agreement provides for borrowings of $1.1 billion, consisting of three tranches: a $975 million secured revolving credit facility (Tranche A), a $40 million secured revolving credit facility (Tranche A-1), and a $60 million term loan (Tranche A-2). In the third quarter of 2019, the Company executed an early payment of the $60 million term loan (Tranche A-2). The Company has the ability to increase the size of the Credit Agreement by an additional $325 million, subject to certain conditions in the Credit Agreement. The Company’s obligations under the related Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of December 28, 2019, the senior secured credit facility had outstanding borrowings of $640.4 million. Additional available borrowings under the Company’s Credit Agreement are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintains Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company had excess availability after the 10% requirement of $236.8 million at December 28, 2019. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The Credit Agreement provides for the issuance of letters of credit, of which $11.7 million were outstanding as of December 28, 2019. The Company believes that cash generated from operating activities and available borrowings under the Credit Agreement will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the Credit Agreement.

The Company’s current ratio (current assets over current liabilities) was 1.76:1 at December 28, 2019 compared to 2.10:1 at December 29, 2018, and its investment in working capital was $431.5 million at December 28, 2019 compared to $524.6 million at December 29, 2018. The current year ratios include the impact of the adoption of the new lease standard and therefore lack comparability to the prior year ratios due to the recognition operating lease liabilities at the beginning of fiscal 2019. The long-term debt to total capital ratio was 0.50:1 at December 28, 2019 , compared to 0.49:1 at December 29, 2018. Total net debt is a non-GAAP financial measure that is defined as long-term debt and finance lease liabilities, plus current portion of long-term debt and finance lease liabilities, less cash and cash equivalents. The Company believes both management and its investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments. Total net debt is not a substitute for GAAP financial measures and may differ from similarly titled measures of other companies.

Following is a reconciliation of “Long-term debt and finance lease liabilities” to net long-term debt as of December 28, 2019 and December 29, 2018.

	December 28,	December 29,
(In thousands)	2019	2018
Current portion of long-term debt and finance lease liabilities	$6,349	$18,263
Long-term debt and finance lease liabilities	682,204	679,797
Total debt	688,553	698,060
Cash and cash equivalents	(24,172)	(18,585)
Net long-term debt	$664,381	$679,475

Contractual Obligations

The table below presents the Company’s significant contractual obligations as of December 28, 2019, presented on an undiscounted basis. Funding of postretirement benefit obligations and contributions under various multi-employer pension and health and welfare plans, which totaled $14.0 million and $13.8 million, respectively, for the year ended December 28, 2019 are excluded. For additional information, refer to Note 11, Associate Retirement Plans, in the notes to the consolidated financial statements. Unrecognized tax liabilities are also excluded, as the Company cannot reasonably estimate the timing of potential cash settlement. For additional information, refer to Note 13, Income Tax, in the notes to the consolidated financial statements.

	Amount Committed By Period
	Total	Less			More
	Amount	than 1			than 5
(In thousands)	Committed	year	1-3 years	3-5 years	years
Long-term debt (a)	$649,042	$1,948	$1,982	$642,346	$2,766
Estimated interest on long-term debt	71,349	20,346	40,554	10,342	107
Finance leases (b)	68,312	7,590	11,730	10,404	38,588
Operating leases (b)	400,820	58,539	101,475	78,157	162,649
Ancillary lease costs of closed sites	5,515	2,193	1,265	1,230	827
Purchase obligations (merchandise) (c)	71,410	44,718	19,977	4,009	2,706
Self-insurance liability	16,780	10,655	3,784	1,468	873
Total	$1,283,228	$145,989	$180,767	$747,956	$208,516
(a)	Refer to Note 7, Long-Term Debt, in the notes to the consolidated financial statements for additional information.
(b)

Operating and finance lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. These costs totaled approximately $15.4 million in 2019.

(c)

The amount of purchase obligations shown in this table represents the amount of product the Company is contractually obligated to purchase in order to earn $12.0 million in advanced contract monies that are receivable under the contracts. At December 28, 2019, $2.5 million in advanced contract monies has been received under these contracts where recognition has been deferred on the consolidated balance sheet. If the Company does not fulfill these purchase obligations, it would only be obligated to repay the unearned upfront contract monies. The amount shown here does not include the following: a) purchase obligations made in the normal course of business as those obligations involve purchase orders based on current Company needs that are typically cancelable and/or fulfilled by vendors within a very short period of time; b) agreements that are cancelable by the Company without significant penalty, including contracts for routine outsourced services; and c) contracts that do not contain minimum annual purchase commitments but include other standard contractual considerations that must be fulfilled in order to earn advanced contract monies that have been received.

The Company has also made certain commercial commitments that extend beyond December 28, 2019. These commitments include standby letters of credit and guarantees of certain customer and third-party business partner lease, debt, and vendor obligations. Refer to Note 1, Summary of Significant Accounting Policies and Basis of Presentation, and Note 15, Concentration of Credit Risk, in the notes to the consolidated financial statements for additional information regarding lease guarantees and assigned leases. The Company had $11.7 million of standby letters of credit outstanding as of December 28, 2019, which primarily support the Company’s self-insurance obligations and are due within one year.

Cash Dividends

The Company declared a quarterly cash dividend of $0.19, $0.18 and $0.165 per common share in each quarter of 2019, 2018, and 2017, respectively. Under the Credit Agreement, the Company is generally permitted to pay dividends in any year up to an amount such that all cash dividends, together with any cash distributions and share repurchases, do not exceed $35.0 million. Additionally, the Company is generally permitted to pay cash dividends in excess of $35.0 million in any year so long as its Excess Availability, as defined in the Credit Agreement, is in excess of 10% of the Total Borrowing Base, as defined in the Credit Agreement, before and after giving effect to the repurchases and dividends. Although the Company currently expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors (the “Board”) to declare future dividends. Each future dividend will be considered and declared by the Board at its discretion. Whether the Board continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

The Company had $640.4 million of variable rate debt as of December 28, 2019. The Company may not be able to accurately predict changes in interest rates or mitigate their impact. A hypothetical 0.50% increase in rates applicable to borrowings under the Revolving Credit Facility as of December 28, 2019 would increase interest expense related to such debt by approximately $3.2 million per year. The weighted average interest rate on debt outstanding during the year ended December 28, 2019 was 4.56%.

At December 28, 2019 the estimated fair value of the Company’s long-term debt, including the current portion of long-term debt, was higher than book value by approximately $6.6 million. The estimated fair value was based on market quotes for instruments with similar terms and remaining maturities.

The following table sets forth the future principal payments of the Company’s outstanding debt and related weighted average interest rates for the outstanding instruments as of December 28, 2019:

	December 28, 2019		Aggregate Payments by Year
(In thousands, except rates)	Fair Value	Total	2020	2021	2022	2023	2024	Thereafter
Fixed rate debt
Principal payable	$60,222	$53,599	$6,349	$4,410	$3,830	$3,693	$3,971	$31,346
Average interest rate			6.58%	6.72%	6.79%	6.82%	6.84%	6.45%

Variable rate debt
Principal payable	$640,409	$640,409	$—	$—	$—	$640,409	$—	$—
Average interest rate			3.13%	3.13%	3.13%	3.13%	N/A	N/A

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of

SpartanNash Company and subsidiaries

Grand Rapids, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SpartanNash Company and subsidiaries (the "Company") as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, in the first quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-12, Leases (Topic 842), using the alternative transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Restructuring, Asset Impairment and Other Charges — Retail Segment Long-Lived Assets — Refer to Note 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of Retail segment long-lived assets for impairment involves an initial assessment of each asset group to determine whether events or changes in circumstances exist, for example, competitor openings or declining operating results, that may indicate that the carrying amounts of asset groups are no longer recoverable. When events or changes in circumstances exist, the Company evaluates these assets for impairment by comparing undiscounted future cash flows expected to be generated over the life of the asset group to the respective carrying amount. If the carrying amount of an asset group exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset group. Management determines fair value using discounted cash flow analyses, independent appraisals, quotes or expected sales prices developed by internal real estate professionals. If the carrying value of the asset group exceeds the fair value, an impairment is recognized. Total Retail segment long-lived assets as of December 28, 2019, were $506.7 million.

The Company makes significant assumptions to evaluate Retail segment long-lived assets for indicators of impairment. Changes in these assumptions could have a significant impact on the assets identified for further analysis. For those assets where indicators of impairment have been identified, the Company makes significant estimates and assumptions to determine the fair value using discounted future cash flows expected to be generated over the life of the asset group, independent appraisals, quotes, or expected sales prices developed by internal real estate professionals.

We identified the evaluation of Retail segment long-lived assets for impairment as a critical audit matter because of (1) the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of the assets may not be recoverable and (2) for those assets where indicators of impairment have been identified, the significant estimates and assumptions management makes to evaluate the recoverability of the assets, including those related to the forecasted cash flows, independent appraisals, quotes, or expected sales prices developed by internal real estate professionals. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate (1) whether management appropriately identified impairment indicators and (2) the reasonableness of management’s cash flow analyses and determination of fair values.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of Retail segment long-lived assets for indicators of impairment and our procedures related to the estimate of future operating cash flows as well as the determination of fair value for those assets with impairment indicators included the following, among others:

•	We tested the effectiveness of the Company’s controls, including those over:
o	Identification of events or changes in circumstances that may indicate that the carrying amounts of Retail segment long-lived assets may not be recoverable.
o	Forecasted undiscounted and discounted cash flows, including the selection of growth and discount rates.
o	Determination of fair value when utilizing independent appraisals, quotes, or expected sales prices developed by internal real estate professionals.
•

We evaluated management’s ability to appropriately identify Retail segment long-lived assets with declining trends in revenue or cash flows that could result in an indicator of impairment. Our procedures included performing an independent analysis of comparable store sales and cash flow trends.

•	We evaluated management’s ability to identify competitor openings and estimate the impact on future cash flows. Our procedures included the following, among others:
o	Performed independent research to test the completeness of competitor openings.
o	Compared the historical projections of the impact of competitor openings to actual results.
•	We evaluated management’s ability to accurately forecast future cash flows by comparing actual results to management’s historical forecasts.

•	We evaluated the reasonableness of management’s cash flow forecasts by comparing the forecasts to:
o	Historical cash flows.
o	Internal communications to management and the Board of Directors.
o	Publicly available information such as press releases and industry reports.
•

We evaluated the reasonableness of other assumptions used in the analyses such as the determination of asset groups, discount rates, independent appraisals, quotes, or expected sales prices developed by internal real estate professionals.

Goodwill and Other Intangible Assets — Food Distribution Reporting Unit Goodwill and Caito Foods Service, Inc. Indefinite-Lived Intangible Asset — Refer to Note 5 and Note 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to their carrying value. The Company has three reporting units, which are the same as the Company’s reportable segments. The goodwill balance was $181 million as of December 28, 2019, all of which was allocated to the Food Distribution reporting unit (“Food Distribution”). The estimate of the fair value of Food Distribution is primarily based on the income approach using a discounted cash flow model and also incorporates the market approach using observable comparable company information. The principal factors used in the discounted cash flow analysis requiring management judgment are the determination of the weighted average cost of capital (“WACC”), revenue growth rates, and forecasted operating profits. Under the market approach, the Company compared the results of the discounted cash flow model to observable comparable company market multiples to support the appropriateness of the fair value estimates.

The Company’s goodwill impairment analysis also includes a comparison of the estimated fair value of the enterprise as a whole to the Company’s total market capitalization. Therefore, a significant and sustained decline in the Company’s stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

The Company evaluates goodwill for impairment annually, and more frequently if circumstances indicate the possibility of impairment. In 2019, the Company performed an interim impairment evaluation during the second quarter due to a significant and sustained decline in the Company’s market capitalization. The Company concluded that the fair value of Food Distribution was substantially in excess of its carrying value in both the interim and annual evaluations and, therefore, no impairment was recognized.

The Company has trade names that are indefinite-lived intangible assets which are evaluated for impairment annually, and more frequently if circumstances indicate the possibility of impairment. The Company’s quantitative impairment evaluation of certain trade names involves the comparison of the fair value of the trade names to their carrying values. The estimates of the fair value of the trade names is computed by using the relief-from-royalty methodology which is a specific application of the discounted cash flow method. The principal factors used in the discounted cash flow analysis are the selection of revenue growth rates, royalty rates, and the discount rates which are determined by the WACC of the reporting unit in which the asset resides. These factors required management judgment especially when related to the Caito Foods Service, Inc. (“Caito”) trade name which resides within Food Distribution. During the second quarter of 2019, the Company identified an indicator of impairment related to the Caito trade name and performed an interim impairment evaluation. The Caito trade name with a carrying value of $35.5 million was measured at a fair value of $21.5 million, resulting in an impairment charge of $14 million. As of the annual evaluation date, the Company did not identify indicators of impairment related to the Caito trade name and no additional impairment was recognized. The carrying value of the Caito trade name as of December 28, 2019 was $21.5 million.

Given the significant judgments made by management to estimate the fair value of Food Distribution, performing auditing procedures to evaluate the reasonableness of management’s judgments and assumptions utilized in the impairment evaluations, particularly the determination of the WACC, revenue growth rates, and forecasted operating profits, required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists. In addition, given the determination of the fair value of the Caito trade name required management to make significant estimates and assumptions related to the selection of the revenue growth rates, royalty rate, and WACC, performing audit procedures to evaluate the reasonableness of such estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasted operating profits for Food Distribution, revenue growth rates for the Caito trade name and Food Distribution, the selection of the royalty rate for the Caito trade name, and the selection of the WACC for Food Distribution and the Caito trade name used by management to estimate the fair value of Food Distribution and the Caito trade name included the following, among others:

•

We tested the effectiveness of controls over management’s goodwill and indefinite-lived intangible asset impairment evaluations, including those over the determination of the fair value of Food Distribution and the Caito trade name, such as controls related to determination of revenue growth rates and forecasted operating profits, and the selection of the WACC and royalty rate.

•	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•

We evaluated the reasonableness of management’s determination of revenue growth rates and forecasted operating profits for Food Distribution and revenue growth rates for the Caito trade name by comparing the growth rates and forecasts to:

o	Historical revenue growth rates and operating profits.
o	Internal communications to management and the Board of Directors.
o	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•

With the assistance of fair value specialists, we evaluated the WACC for Food Distribution and the Caito trade name and the royalty rate for the Caito trade name, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the respective WACC and royalty rate selected by management.

•

With the assistance of fair value specialists, we evaluated the market approach for Food Distribution, including evaluating the reasonableness of the selected guideline public companies and the resulting market multiples calculation, as well as benchmarking the selected multiple for Food Distribution against these guideline public companies.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

February 26, 2020

We have served as the Company’s auditor since at least 1970; however, an earlier year could not be reliably determined.

CONSOLIDATED BALANCE SHEETS

SpartanNash Company and Subsidiaries

(In thousands)	2019	2018
Assets
Current assets
Cash and cash equivalents	$24,172	$18,585
Accounts and notes receivable, net	345,320	346,260
Inventories, net	537,212	553,799
Prepaid expenses and other current assets	58,775	73,798
Property and equipment held for sale	31,203	8,654
Total current assets	996,682	1,001,096

Property and equipment, net	615,816	579,060
Goodwill	181,035	178,648
Intangible assets, net	130,434	128,926
Operating lease assets	268,982	—
Other assets, net	82,660	84,182

Total assets	$2,275,609	$1,971,912

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$405,370	$357,802
Accrued payroll and benefits	59,680	57,180
Other accrued expenses	51,295	43,206
Current portion of operating lease liabilities	42,440	—
Current portion of long-term debt and finance lease liabilities	6,349	18,263
Total current liabilities	565,134	476,451

Long-term liabilities
Deferred income taxes	43,111	49,254
Operating lease liabilities	267,350	—
Other long-term liabilities	30,272	50,463
Long-term debt and finance lease liabilities	682,204	679,797
Total long-term liabilities	1,022,937	779,514

Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 36,351 and 35,952 shares outstanding	490,233	484,064
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(1,600)	(15,759)
Retained earnings	198,905	247,642
Total shareholders’ equity	687,538	715,947

Total liabilities and shareholders’ equity	$2,275,609	$1,971,912

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

SpartanNash Company and Subsidiaries

(In thousands, except per share amounts)	2019	2018	2017
Net sales	$8,536,065	$8,064,552	$7,963,799
Cost of sales	7,292,235	6,954,146	6,818,890
Gross profit	1,243,830	1,110,406	1,144,909

Operating expenses
Selling, general and administrative	1,172,401	997,411	1,015,024
Merger/acquisition and integration	1,437	4,937	8,101
Goodwill impairment	—	—	189,027
Restructuring, asset impairment and other charges	13,050	37,546	39,432
Total operating expenses	1,186,888	1,039,894	1,251,584

Operating earnings (loss)	56,942	70,512	(106,675)

Other (income) and expenses
Interest expense	34,548	30,483	25,343
Loss on debt extinguishment	329	—	413
Postretirement benefit expense (income)	19,803	159	(359)
Other, net	(1,313)	(828)	(428)
Total other expenses, net	53,367	29,814	24,969

Earnings (loss) before income taxes and discontinued operations	3,575	40,698	(131,644)
Income tax (benefit) expense	(2,342)	6,907	(79,027)
Earnings (loss) from continuing operations	5,917	33,791	(52,617)

Loss from discontinued operations, net of taxes	(175)	(219)	(228)
Net earnings (loss)	$5,742	$33,572	$(52,845)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.16	$0.94	$(1.41)
Loss from discontinued operations	—	(0.01)	—	*
Net earnings (loss)	$0.16	$0.93	$(1.41)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.16	$0.94	$(1.41)
Loss from discontinued operations	—	(0.01)	—	*
Net earnings (loss)	$0.16	$0.93	$(1.41)

*Includes rounding.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

SpartanNash Company and Subsidiaries

(In thousands)	2019	2018	2017
Net earnings (loss)	$5,742	$33,572	$(52,845)

Other comprehensive income (loss), before tax
Pension and postretirement liability adjustment	18,699	(822)	(1,649)

Income tax (expense) benefit related to items of other comprehensive income	(4,540)	199	632

Total other comprehensive income (loss), after tax	14,159	(623)	(1,017)
Comprehensive income (loss)	$19,901	$32,949	$(53,862)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SpartanNash Company and Subsidiaries

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
(In thousands)	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2016	37,539	$521,984	$(11,437)	$314,860	$825,407
Net loss	—	—	—	(52,845)	(52,845)
Other comprehensive loss	—	—	(1,017)	—	(1,017)
Reclassification of stranded tax effects in AOCI	—	—	(2,682)	2,682	—
Dividends - $0.66 per share	—	—	—	(24,704)	(24,704)
Share repurchase	(1,367)	(34,995)	—	—	(34,995)
Stock-based employee compensation	—	9,611	—	—	9,611
Issuance of common stock on stock option exercises, stock bonus plan and associate stock purchase plan	172	3,697	—	—	3,697
Issuance of restricted stock	296	—	—	—	—
Cancellations of stock-based awards	(174)	(3,204)	—	—	(3,204)
Balance at December 30, 2017	36,466	497,093	(15,136)	239,993	721,950
Net earnings	—	—	—	33,572	33,572
Other comprehensive loss	—	—	(623)	—	(623)
Dividends - $0.72 per share	—	—	—	(25,923)	(25,923)
Share repurchase	(952)	(20,000)	—	—	(20,000)
Stock-based employee compensation	—	7,646	—	—	7,646
Issuance of common stock on stock option exercises, stock bonus plan and associate stock purchase plan	54	956	—	—	956
Issuance of restricted stock	483	—	—	—	—
Cancellations of stock-based awards	(99)	(1,631)	—	—	(1,631)
Balance at December 29, 2018	35,952	484,064	(15,759)	247,642	715,947
Impact of adoption of ASU 2016-02 (Note 1)	—	—	—	(26,863)	(26,863)
Net earnings	—	—	—	5,742	5,742
Other comprehensive income	—	—	14,159	—	14,159
Dividends - $0.76 per share	—	—	—	(27,616)	(27,616)
Stock-based employee compensation	—	7,312	—	—	7,312
Issuance of common stock on stock option exercises, stock bonus plan and associate stock purchase plan	46	639	—	—	639
Issuance of restricted stock	488	—	—	—	—
Cancellations of stock-based awards	(135)	(1,782)	—	—	(1,782)
Balance at December 28, 2019	36,351	$490,233	$(1,600)	$198,905	$687,538

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SpartanNash Company and Subsidiaries

(In thousands)	2019	2018	2017
Cash flows from operating activities
Net earnings (loss)	$5,742	$33,572	$(52,845)
Loss from discontinued operations, net of tax	175	219	228
Earnings (loss) from continuing operations	5,917	33,791	(52,617)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-cash restructuring, goodwill/asset impairment and other charges	18,653	37,793	227,847
Loss on debt extinguishment	329	—	413
Depreciation and amortization	90,597	84,190	84,390
Non-cash rent	(7,276)	(962)	(1,040)
LIFO expense	5,892	4,601	2,898
Pension settlement expense	18,244	—	—
Postretirement benefits expense	2,972	63	1,347
Deferred taxes on income	(2,260)	7,407	(79,921)
Stock-based compensation expense	7,312	7,646	9,611
Postretirement benefit plan contributions	(623)	(1,889)	(501)
Gain on disposals of assets	(6,458)	(106)	(160)
Changes in operating assets and liabilities:
Accounts receivable	2,025	(1,177)	(25,276)
Inventories	40,971	38,213	(48,478)
Prepaid expenses and other assets	(15,752)	(6,467)	(8,418)
Accounts payable	14,941	(18,358)	(24,477)
Accrued payroll and benefits	(3,305)	(8,295)	(17,253)
Other accrued expenses and other liabilities	8,013	(4,792)	(15,522)
Net cash provided by operating activities	180,192	171,658	52,843
Cash flows from investing activities
Purchases of property and equipment	(74,815)	(71,495)	(70,906)
Net proceeds from the sale of assets	18,760	6,901	4,024
Acquisitions, net of cash acquired	(86,659)	—	(226,939)
Loans to customers	(3,535)	(1,123)	(10,328)
Payments from customers on loans	4,074	2,111	3,948
Other	(997)	(550)	(15,192)
Net cash used in investing activities	(143,172)	(64,156)	(315,393)
Cash flows from financing activities
Proceeds from senior secured credit facility	1,217,498	1,016,918	1,461,902
Payments on senior secured credit facility	(1,177,942)	(1,123,557)	(1,140,491)
Proceeds from other long-term debt	5,800	60,000	—
Repayment of other long-term debt and finance lease liabilities	(68,460)	(8,175)	(7,456)
Financing fees paid	(805)	(2,217)	(256)
Proceeds from resolution of acquisition contingencies	15,000	—	—
Share repurchase	—	(20,000)	(34,995)
Net payments related to stock-based award activities	(1,782)	(1,630)	(3,204)
Proceeds from exercise of stock options	181	284	3,207
Dividends paid	(20,709)	(25,923)	(24,704)
Net cash (used in) provided by financing activities	(31,219)	(104,300)	254,003
Cash flows from discontinued operations
Net cash used in operating activities	(214)	(284)	(137)
Net cash used in discontinued operations	(214)	(284)	(137)
Net increase (decrease) in cash and cash equivalents	5,587	2,918	(8,684)
Cash and cash equivalents at beginning of year	18,585	15,667	24,351
Cash and cash equivalents at end of year	$24,172	$18,585	$15,667

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

Fiscal Year: The Company’s fiscal year end is the Saturday nearest to December 31. The following discussion is as of and for the fiscal years ending or ended January 2, 2021 (“2020”), December 28, 2019 ("2019" or “current year”), December 29, 2018 (“2018” or “prior year”) and December 30, 2017 (“2017”), all of which include 52 weeks, with the exception of 2020, which includes 53 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks. The fourth quarter of 53-week years include 13 weeks.

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

Cost of Sales: Cost of sales represents the cost of inventory sold during the period, which for all non-production operations includes purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances and excludes warehousing costs, depreciation and other administrative expenses. For the Company’s food processing operations, cost of sales includes direct product and production costs, inbound freight, purchasing and receiving costs, utilities, depreciation, and other indirect production costs and excludes out-bound freight and other administrative expenses. As a result, the Company’s cost of sales and gross profit may not be identical to similarly titled measures reported by other companies. Vendor allowances and credits that relate to the Company’s buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms. The distribution segments include shipping and handling costs in the selling, general and administrative section of operating expenses within the consolidated statements of operations.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts and Notes Receivable: Accounts and notes receivable are shown net of allowances for credit losses of $3.0 million and $4.3 million as of December 28, 2019 and December 29, 2018, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. Operating results include bad debt expense of $1.5 million, $3.4 million and $1.5 million for 2019, 2018 and 2017, respectively.

Inventory Valuation: Inventories are valued at the lower of cost or market. Approximately 82.8% and 88.9% of the Company’s inventories were valued on the last-in, first-out (LIFO) method at December 28, 2019 and December 29, 2018, respectively. If replacement cost had been used, inventories would have been $60.9 million and $55.1 million higher at December 28, 2019 and December 29, 2018, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During 2019, 2018 and 2017, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision by $1.5 million, $1.1 million and $0.2 million in 2019, 2018 and 2017, respectively. The Company accounts for its Food Distribution and Military inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under RIM, inventory is stated at cost with cost of sales and gross margin calculated by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. The Company records allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

Goodwill and Other Intangible Assets: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed for impairment during the last quarter of each year, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a discounted cash flow model and comparable market values of each reporting segment. Measuring the fair value of reporting units is a Level 3 measurement under the fair value hierarchy. See Note 8, Fair Value Measurements, for a discussion of fair value levels.

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

Property under finance leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. Internal use software is included in Property and equipment, net and amounted to $35.2 million and $33.5 million as of December 28, 2019 and December 29, 2018, respectively.

Leases: At the commencement or modification of a contract, the Company determines whether a lease exists based on 1) the identification of an underlying asset and 2) the right to control the use of the identified asset. When the Company is a lessee, leases are classified as either operating or finance. Operating and finance lease assets represent the Company’s right to use an underlying asset for the lease term, while lease obligations represent the Company’s obligation to make lease payments arising from the lease. Most of the Company’s lease agreements include variable payments related to executory costs for property taxes, utilities, insurance, maintenance and other occupancy costs related to the leased asset. Additionally, certain of the Company’s lease agreements include rental payments based on a percentage of retail sales over contractual levels or, in the case of transportation equipment, provisions requiring payment of variable rent based upon miles driven. These variable payments are not included in the measurement of the lease liability or asset and are expensed as incurred. Leases with an initial expected term of 12 months or less are not recorded in the consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term.

Lease assets and obligations are recognized at the lease commencement date based on the present value of lease payments and initial direct costs incurred, less incentives, over the lease term. In the absence of stated or implicit interest rates within lease contracts, incremental borrowing rates are estimated based on the Company’s borrowing rate as of the lease commencement date to determine the present value of lease payments. Incremental borrowing rates are determined by using the yield curve based on the Company’s creditworthiness on a collateralized basis. The Company includes option periods in the assumed lease term when it is reasonably certain that the options will be exercised. Operating lease assets and liabilities are reported discretely in the consolidated balance sheets. Finance lease assets are included in Property and equipment, net and finance lease liabilities are included in Long-term debt and finance lease obligations within the Company’s consolidated balance sheets.

Impairment of Long-Lived Assets: The Company reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted expected future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices based upon market participant data developed by third party professionals or by internal licensed real estate professionals. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, real estate market conditions and inflation. The Company calculates operating and finance lease impairments in conjunction with testing of the related asset groups as described above. Impairment reserves are applied proportionally as a reduction to the assets in the asset group, including lease assets.

Reserves for Closed Properties: The Company records reserves for closed properties that are subject to long-term lease commitments based upon the lease ancillary costs from the date of closure to the end of the remaining lease term. Prior to the adoption of ASC 842, these reserves also included the future minimum lease payments associated with these properties. Future cash flows are based on historical expenses, contractual lease terms and knowledge of the geographic area in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. The reserved expenses are paid over the remaining lease terms, which range from one to 9 years. Adjustments to closed property reserves primarily relate to actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The current portion of the future closed property obligations is included in “Other accrued expenses,” and the long-term portion is included in “Other long-term liabilities” in the consolidated balance sheets.

Debt Issuance Costs: Debt issuance costs are amortized over the term of the related financing agreement and are included as a direct deduction from the carrying amount of the related debt liability in “Long-term debt and finance lease obligations” in the consolidated balance sheets.

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

A summary of changes in the Company’s self-insurance liability is as follows:

(In thousands)	2019	2018	2017
Balance at beginning of year	$14,291	$15,155	$14,730
Expenses	69,253	49,532	54,748
Acquisitions	1,894	—	—
Claim payments, net of employee contributions	(68,658)	(50,396)	(54,323)
Balance at end of year	$16,780	$14,291	$15,155

The current portion of the self-insurance liability was $10.7 million and $8.6 million as of December 28, 2019 and December 29, 2018, respectively, and is included in “Other accrued expenses” in the consolidated balance sheets. The long-term portion was $6.1 million and $5.7 million as of December 28, 2019 and December 29, 2018, respectively, and is included in “Other long-term liabilities” in the consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted EPS for continuing operations:

(In thousands, except per share amounts)	2019	2018	2017
Numerator:
Earnings (loss) from continuing operations	$5,917	$33,791	$(52,617)
Adjustment for (earnings) loss attributable to participating securities	(149)	(746)	908
Earnings (loss) from continuing operations used in calculating earnings per share	$5,768	$33,045	$(51,709)
Denominator:
Weighted average shares outstanding, including participating securities	36,271	36,012	37,419
Adjustment for participating securities	(912)	(795)	(646)
Shares used in calculating basic earnings per share	35,359	35,217	36,773
Effect of dilutive stock options	—	10	—
Shares used in calculating diluted earnings per share	35,359	35,227	36,773
Basic (loss) earnings per share from continuing operations	$0.16	$0.94	$(1.41)
Diluted (loss) earnings per share from continuing operations	$0.16	$0.94	$(1.41)

Weighted average shares issuable upon the exercise of stock options that were not included in the EPS calculations because they were anti-dilutive were 75,159 for 2017. There were no anti-dilutive stock options in 2019 or 2018.

Stock-Based Compensation: All share-based payments to associates are generally recognized in the consolidated financial statements as compensation cost based on the fair value on the date of grant. The grant date closing price per share of SpartanNash stock is used to estimate the fair value of restricted stock awards and restricted stock units. The value of the portion of awards expected to vest is recognized as expense over the requisite service period.

Shareholders’ Equity: The Company’s restated articles of incorporation provide that the Board of Directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the Board of Directors. At December 28, 2019 and December 29, 2018, there were no shares of preferred stock outstanding.

Advertising Costs: The Company’s advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Advertising expenses were $39.3 million, $40.9 million and $43.4 million in 2019, 2018 and 2017, respectively.

Accumulated Other Comprehensive Income (Loss)(“AOCI”): The Company reports comprehensive income (loss) that includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains and losses that are not included in net earnings, such as pension and other postretirement liability adjustments, but rather are recorded directly to shareholders’ equity. These amounts are also presented in the consolidated statements of comprehensive income. The Company’s pension plan was terminated and benefit obligations were satisfied in 2019, and as of December 28, 2019 AOCI relates to the Company’s other postretirement plans.

Discontinued operations: Certain of the Company’s Food Distribution and Retail operations are classified as discontinued operations. Results of discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted. Results of discontinued operations reported on the consolidated statements of operations are reported net of tax.

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

In the first quarter of 2019, the Company adopted this standard using the alternative transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under this method an adjustment of comparative periods presented is not required. Therefore, the Company made a cumulative-effect adjustment recorded at the beginning of 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allow for a carry forward of the historical lease classification. The Company elected the hindsight practical expedient to reevaluate the lease term for existing leases. The election of the hindsight practical expedient resulted in the extension or reduction of lease terms for certain existing leases and adjustments to the useful lives of corresponding leasehold improvements. In the application of hindsight, the Company estimated the expected lease term based on management’s plans, including the performance of the leased properties and the associated market dynamics in relation to the overall operational, real estate and capital planning strategies of the Company.

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

From a principal versus agent perspective, the Company determined that certain contracts in the Food Distribution segment that were historically reported on a gross basis are required to be reported on a net basis under the updated guidance, resulting in a corresponding decrease to both net sales and cost of sales from what would have been recognized under previous guidance. The implementation of the guidance had no impact on gross profit, net earnings, the balance sheet, cash flows, equity, or the timing of revenue recognition in current or prior periods.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model, which will generally result in the earlier recognition of credit losses. The Company is required to adopt this update in the first quarter of fiscal 2020. The Company has established revised processes and controls to estimate expected losses for trade and other receivables in accordance with the new standard. The standard is expected to result in an increase to the Company’s allowances for trade and other receivables, including the establishment of incremental reserves for pooled receivables as well as additional reserves for specific customers where credit losses are expected. Transition adjustments will be recorded to retained earnings upon adoption.

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

Note 2 – Acquisitions

On December 31, 2018, the Company acquired all of the outstanding shares of Martin’s Super Markets, Inc. (“Martin’s”) for $86.7 million, net of $7.8 million of cash acquired. Acquired assets consist primarily of property and equipment of $55.0 million, intangible assets of $23.9 million, and working capital. Intangible assets are primarily composed of an indefinite-lived trade name of $20.6 million and pharmacy customer prescription lists of $3.1 million, which are amortized over seven years. The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date based on preliminary estimates, which were subsequently finalized during the fourth quarter of 2019. No goodwill was recorded related to the acquisition. As of December 28, 2019, the Company has incurred $2.5 million of merger/acquisition and integration costs related to the acquisition, of which $1.3 million was incurred in 2019. The acquisition was funded with proceeds from the Company’s Revolving Credit Facility.

Martin’s currently operates 20 stores in Northern Indiana and Southwest Michigan with approximately 3,500 employees. Prior to the acquisition, Martin’s was an independent retailer and customer of the Company’s Food Distribution segment. Subsequent to the acquisition, sales from the Food Distribution segment to Martin’s stores are eliminated. The acquisition expanded the footprint of the Company’s Retail segment into adjacent geographies in northern Indiana and southwestern Michigan.

Refer to Note 15 for further information related to current year acquisitions.

On January 6, 2017, the Company acquired certain assets and assumed certain liabilities of Caito Foods Service (“Caito”) and Blue Ribbon Transport (“BRT”) for $214.6 million in cash, net of $2.5 million of cash acquired. Acquired assets consist primarily of property and equipment of $76.7 million, intangible assets of $72.9 million, and working capital. Intangible assets are primarily composed of customer relationships, which are amortized over fifteen years, and indefinite lived trade names. In connection with the purchase, the Company provided certain earn-out opportunities if the business achieved certain performance targets. As certain performance targets were not met in the first year after acquisition, the Company was reimbursed $15.0 million of the initial purchase price during 2019 from funds paid into escrow. The excess of the purchase price over the fair value of net assets acquired of $46.3 million was recorded as goodwill in the consolidated balance sheet and allocated to the Food Distribution segment and is deductible for tax purposes.

Caito is a supplier of fresh fruits and vegetables to grocery retailers and food service distributors in the Southeast, Midwest and Eastern United States. BRT offers temperature-controlled distribution and logistics services throughout North America. The Company acquired Caito and BRT to strengthen its fresh product offerings to its existing customer base.

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

Contracts with Manufacturers and Brokers to supply the Defense Commissary Agency (“DeCA”) and Other Government Agencies – DeCA operates a chain of commissaries on U.S. military installations. DeCA contracts with manufacturers to obtain grocery products for the commissary system. Manufacturers either deliver the products to the commissaries themselves or, more commonly, contract with distributors such as SpartanNash to provide products to the commissaries. Manufacturers must authorize the distributors as their official representatives to DeCA, and the distributors must adhere to DeCA’s frequent delivery system (“FDS”) procedures governing matters such as product identification, ordering and processing, information exchange and resolution of discrepancies. The Company obtains distribution contracts with manufacturers through competitive bidding processes and direct negotiations. As commissaries need to be restocked, DeCA identifies the manufacturer with which an order is to be placed, determines which distributor is the manufacturer’s official representative for a particular commissary or exchange location, and then places a product order with that distributor under the auspices of DeCA’s master contract with the applicable manufacturer. The distributor selects that product from its existing inventory, delivers it to the commissary or port (in the case of overseas shipments) designated by DeCA, and bills the manufacturer for the product price plus a drayage fee that is typically based on a percentage of the purchase price, but may in some cases be based on a dollar amount per case or pound of product sold. The manufacturer then bills DeCA under the terms of its master contract. As control of the product passes to the customer upon delivery, revenue is recognized by SpartanNash at that time.

Revenue is recognized for the full amount paid by the vendor (for product and drayage) as the Company is a principal in the transaction and therefore recognizes revenue on a gross basis for these contracts. The definition of a principal in the transaction is centered on controlling goods before they are transferred to the customer. Key considerations supporting that SpartanNash controls the goods for these contracts prior to transfer to the customer include the following: the Company has the ability to obtain substantially all of the remaining benefits from the assets by selling the goods and/or by pledging the related assets as collateral for borrowings, the Company is required to bear the risk of inventory loss prior to transfer to the customer, has shared responsibilities in the fulfillment and acceptability of the goods, and to a lesser extent, has some discretion in establishing the price for the goods sold to DeCA.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	52 Weeks Ended December 28, 2019
(In thousands)	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$1,209,436	$1,027,661	$928,641	$3,165,738
Fresh (b)	1,445,902	636,147	900,096	2,982,145
Non-food (c)	1,247,964	501,642	402,450	2,152,056
Fuel	—	—	148,779	148,779
Other	79,307	6,657	1,383	87,347
Total	$3,982,609	$2,172,107	$2,381,349	$8,536,065
Type of customers:
Individuals	$—	$—	$2,380,524	$2,380,524
Manufacturers, brokers and distributors	179,872	2,065,919	—	2,245,791
Retailers	3,739,316	99,531	—	3,838,847
Other	63,421	6,657	825	70,903
Total	$3,982,609	$2,172,107	$2,381,349	$8,536,065

	52 Weeks Ended December 29, 2018
(In thousands)	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$1,249,374	$1,052,462	$747,708	$3,049,544
Fresh (b)	1,478,142	602,023	688,661	2,768,826
Non-food (c)	1,185,390	506,177	330,342	2,021,909
Fuel	—	—	138,617	138,617
Other	78,544	6,181	931	85,656
Total	$3,991,450	$2,166,843	$1,906,259	$8,064,552
Type of customers:
Individuals	$—	$—	$1,905,328	$1,905,328
Manufacturers, brokers and distributors	197,128	2,089,765	—	2,286,893
Retailers	3,733,254	70,897	—	3,804,151
Other	61,068	6,181	931	68,180
Total	$3,991,450	$2,166,843	$1,906,259	$8,064,552

	52 Weeks Ended December 30, 2017
(In thousands)	Food Distribution	Military	Retail	Total
Type of products:
Center store (a)	$1,206,832	$1,054,590	$792,925	$3,054,347
Fresh (b)	1,456,632	577,084	734,564	2,768,280
Non-food (c)	1,085,282	507,394	336,630	1,929,306
Fuel	—	—	126,673	126,673
Other	79,163	4,954	1,076	85,193
Total	$3,827,909	$2,144,022	$1,991,868	$7,963,799
Type of customers:
Individuals	$—	$—	$1,990,792	$1,990,792
Manufacturers, brokers and distributors	210,004	2,119,601	—	2,329,605
Retailers	3,556,591	19,467	—	3,576,058
Other	61,314	4,954	1,076	67,344
Total	$3,827,909	$2,144,022	$1,991,868	$7,963,799

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

In the ordinary course of business, the Company may advance funds to independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. For volume-based arrangements, the Company estimates the amount of the advanced funds earned by the retailers based on the expected volume of purchases by the retailer, and amortizes the advances as a reduction of the transaction price and revenue earned. These advances are not considered contract assets under ASC 606 as they are not generated through the transfer of goods or services to the retailers. These advances are included in Other assets, net within the consolidated balance sheets.

When the Company transfers goods or services to a customer, payment is due subject to normal terms and is not conditional on anything other than the passage of time. Typical payment terms range from due upon receipt to 30 days, depending on the customer. At contract inception, the Company expects that the period of time between the transfer of goods to the customer and when the customer pays for those goods will be less than one year, which is consistent with the Company’s standard payment terms. Accordingly, the Company has elected the practical expedient to not adjust for the effects of a significant financing component. As a result, these amounts are recorded as receivables and not contract assets. The Company had no contract assets for any period presented.

Accounts and notes receivable are comprised of the following:

	December 28,	December 30,
(In thousands)	2019	2018
Customer notes receivable	$3,363	$3,130
Customer accounts receivable	320,958	314,791
Other receivables	23,738	32,516
Allowance for doubtful accounts	(2,739)	(4,177)
Net current accounts and notes receivable	$345,320	$346,260
Long-term notes receivable	13,335	16,021
Allowance for doubtful accounts	(233)	(120)
Net long-term notes receivable	$13,102	$15,901

The Company does not typically incur incremental costs of obtaining a contract that are contingent upon successful contract execution and would therefore be capitalized.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 28,	December 29,
(In thousands)	2019	2018
Land and improvements	$90,200	$76,364
Buildings and improvements	555,049	534,620
Equipment	640,608	605,515
Total property and equipment	1,285,857	1,216,499
Less accumulated depreciation and amortization	670,041	637,439
Property and equipment, net	$615,816	$579,060

Note 5 – Goodwill and Other Intangible Assets

All goodwill relates to the Food Distribution segment.   Changes in the carrying amount of goodwill were as follows:

(In thousands)	Total
Balance at December 30, 2017 and December 29, 2018:	$178,648
Acquisitions (Note 15)	2,387
Balance at December 28, 2019:	$181,035

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

During the Company’s 2019 annual impairment review, projected cash flows were discounted based on a weighted average cost of capital (“WACC”) of 9.9%. This WACC was developed from current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns. The development of the WACC requires estimates of an equity rate of return and a debt rate of return, which are specific to the industry in which the Food Distribution reporting unit operates. In 2019, the Company also performed an interim impairment review during the second quarter due to a decline in the Company’s market capitalization. The Company concluded that the fair value of the Food Distribution reporting unit was substantially in excess of its carrying value in both the second and fourth quarter reviews.

In 2017, the Company experienced significantly lower than expected Retail operating results and it was determined that the carrying value of the Retail segment exceeded its fair value. Consequently, the Company recorded a goodwill impairment charge of $189.0 million in the third quarter of 2017 to fully impair Retail segment goodwill.

The following table reflects the components of amortized intangible assets, included in “Intangible assets, net” on the consolidated balance sheets:

	December 28, 2019		December 29, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Non-compete agreements	$4,438	$1,493	$3,358	$886
Favorable leases (a)	—	—	7,738	4,282
Pharmacy customer prescription lists	8,200	4,481	6,354	4,377
Customer relationships	57,937	11,497	57,937	7,835
Trade names	1,068	687	1,068	536
Franchise fees and other	1,114	422	1,064	422
Total	$72,757	$18,580	$77,519	$18,338

  (a) Upon the adoption of ASU 2016-02 at the beginning of 2019, favorable leases were reclassified as a component of Operating lease assets within the consolidated balance sheets.

The weighted average amortization periods for amortizable intangible assets as of December 28, 2019 are as follows:

Non-compete agreements	6.1 years
Pharmacy customer prescription lists	7.7 years
Customer relationships	16.0 years
Trade names	7.1 years
Franchise fees and other	10.1 years

Amortization expense for intangible assets was $5.8 million, $5.8 million and $5.5 million for 2019, 2018 and 2017, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(In thousands)	2020	2021	2022	2023	2024
Amortization expense	$5,662	$5,211	$4,985	$4,879	$4,627

Indefinite-lived intangible assets that are not amortized, consisting primarily of trade names and licenses for the sale of alcoholic beverages, totaled $76.3 million and $69.7 million as of December 28, 2019 and December 29, 2018, respectively.

Note 6 – Restructuring, Asset Impairment and Other Charges

The following table provides the activity of reserves for closed properties for 2019, 2018 and 2017. Reserves for closed properties recorded in the consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

(In thousands)	2019	2018	2017
Balance at beginning of year	$16,386	$17,892	$21,932
Provision for closing charges	1,299	4,499	3,852
Provision for severance	447	153	624
Changes in estimates	(635)	(1,181)	1,028
Reclassification of lease liabilities	(8,177)	—	—
Lease termination adjustments	(62)	—	(2,600)
Other	—	554	—
Accretion expense	271	579	526
Payments	(4,541)	(6,110)	(7,470)
Balance at end of year	$4,988	$16,386	$17,892

Included in the liability are lease-related ancillary costs from the date of site closure to the end of the remaining lease term. Prior to the adoption of ASU 2016-02 (Note 1), the liability also included lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, net of estimated sublease income. Upon the adoption of ASU 2016-02, these liabilities were reclassified to operating lease liabilities within the consolidated balance sheets.

Restructuring, asset impairment and other charges included in the consolidated statements of operations consisted of the following:

(In thousands)	2019	2018	2017
Asset impairment charges (a)	$17,925	$2,630	$33,679
Charge on customer advance (b)	2,351	32,000	—
Provision for closing charges	1,299	4,499	3,852
(Gain) loss on sales of assets related to closed facilities (c)	(8,532)	(1,352)	998
Provision for severance for closed sites	447	153	624
Other costs associated with distribution center and store closings (d)	2,135	797	1,851
Changes in estimates (e)	(635)	(1,181)	1,028
Lease termination adjustments (f)	(1,940)	—	(2,600)
	$13,050	$37,546	$39,432

(a)

In 2019, asset impairment charges primarily related to Food Distribution segment, including the Caito trade name. In 2018 and 2017, asset impairment charges were incurred primarily in the Retail segment due to the economic and competitive environment of certain stores and in conjunction with the Company’s retail store rationalization plan.

(b)	The charge on customer advance relates to an advance to an independent retailer customer which was not fully recoverable. See Note 15 “Concentration of Credit Risk” for further discussion.
(c)

Gain (loss) on sales of assets were primarily related to the sale of a closed Food Distribution warehouse in 2019, a closed Military warehouse and closed Retail stores in 2018 and closed Retail stores in 2017.

(d)

Other costs associated with distribution center and store closings represent additional costs, including labor, inventory transfer and other administrative costs, incurred in connection with restructuring operations in the Food Distribution and Retail segments.

(e)

Changes in estimates primarily relate to revised estimates for turnover and other lease ancillary costs associated with previously closed locations, which were generally lower than the initial estimates at certain properties in 2019 and 2018 and reflected the deterioration of the condition of certain properties in 2017.

(f)

Lease termination adjustments represent the benefits recognized in connection with early lease buyouts for previously closed sites. Payments made in connection with lease buyouts were applied to reserves for closed properties and lease liabilities, as applicable.

In the second quarter of 2019 the Company announced a plan to reposition the Caito fresh production operations and to focus on traditional produce distribution and production of fresh cut produce and deli items. As a result of this plan, the Company evaluated the related indefinite-lived trade name and long-lived assets for potential impairment. The indefinite-lived trade name with a book value of $35.5 million was measured at a fair value of $21.5 million, resulting in an impairment charge of $14.0 million. During the fourth quarter of 2019, the operations of the fresh kitchen ceased and the related property and equipment assets were listed for sale. As of December 28, 2019, these assets were classified as Property and equipment held for sale within the consolidated balance sheet and written down to their fair value less costs to sell, resulting in a $2.4 million impairment within the Food Distribution segment. The Company entered into an agreement to sell the assets in January 2020 and expects the transaction to close during the first quarter of 2020.

Indefinite lived intangible assets are tested for impairment at least annually, and as needed if an indicator of potential impairment exists. Indefinite lived intangible assets are measured at fair value using Level 3 inputs under the fair value hierarchy, as further described in Note 8 – Fair Value Measurements. The fair value of indefinite lived intangible assets is determined by estimating the amount and timing of net future cash flows generated from the use of the asset, generally using estimated revenue growth rates and profitability rates and, in the case of the relief-from-royalty methodology, royalty rates. Future cash flows are discounted based on the WACC of the reporting unit in which the asset resides, determined using current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns, as well as estimates of industry specific equity and debt rates of return.

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 8, Fair Value Measurements. Assets consisting of property and equipment with a book value of $32.8 million were measured at a fair value of $28.9 million, resulting in impairment charges of $3.9 million in 2019. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. Assets classified as held for sale in the consolidated balance sheet are valued at the expected net proceeds.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	December 28,	December 29,
(In thousands)	2019	2018
Senior secured revolving credit facility, due December 2023	$640,409	$600,852
Senior secured term loan, due December 2023	—	60,000
Finance lease obligations (Note 10)	44,966	39,558
Other, 2.61% - 8.75%, due 2020 - 2026	8,633	4,447
Total debt - principal	694,008	704,857
Unamortized debt issuance costs	(5,455)	(6,797)
Total debt	688,553	698,060
Less current portion	6,349	18,263
Total long-term debt	$682,204	$679,797

On December 18, 2018, SpartanNash Company and certain of its subsidiaries entered into an amendment (the “Amendment”) to the Company’s Amended and Restated Loan and Security Agreement (the “Credit Agreement”). The principal changes of the amendment included an extension of the maturity date of the loans from December 20, 2021 to December 18, 2023, the ability to increase the size of the Tranche A revolving loan to $975 million from $900 million, an amendment to the interest rate grid such that rates for the Tranche A-1 revolving loans ($40 million capacity) are now LIBOR plus 2.25% to LIBOR plus 2.50%, a reload of the Tranche A-2 term loan ($60 million capacity) and a reset of certain advance rates for the borrowing base. In the third quarter of 2019, the Company executed an early payment of the Tranche A-2 term loan. The Company has the ability to increase the size of the Credit Agreement by an additional $325 million, subject to certain conditions. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

Availability under the Credit Agreement is based upon advance rates on certain asset categories owned by the Company, including, but not limited to the following: inventory, accounts receivable, real estate, prescription lists, cigarette tax stamps, and rolling stock.

The Credit Agreement imposes certain requirements, including limitations on dividends and investments, limitations on the Company’s ability to incur debt, make loans, acquire other companies, change the nature of the Company’s business, enter a merger or consolidation, or sell assets. These requirements can be more restrictive depending upon the Company’s Excess Availability, as defined under the Credit Agreement.

Borrowings under the credit facility bear interest at the Company’s option as either Eurodollar loans or Base Rate loans, subject to a grid based upon Excess Availability. The interest rate terms for each of the aforementioned tranches are as follows:

Credit	Outstanding as of
Facility	December 28, 2019
Tranche	(In thousands)	Eurodollar Rate	Base Rate
Tranche A	$609,599	LIBOR plus 1.25% to 1.50%	Greater of:	(i) the Federal Funds Rate plus 0.75% to 1.00%
				(ii) the Eurodollar Rate plus 2.25% to 2.50%
				(iii) the prime rate plus 0.25% to 0.50%
Tranche A-1	$30,810	LIBOR plus 2.25% to 2.50%	Greater of:	(i) the Federal Funds Rate plus 1.75% to 2.00%
				(ii) the Eurodollar Rate plus 2.25% to 2.50%
				(iii) the prime rate plus 1.25% to 1.50%

The Company also incurs an unused line of credit fee on the unused portion of the loan commitments at a rate of 0.25%.

The Credit Agreement requires that the Company maintain Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company is in compliance with all financial covenants as of December 28, 2019 and had Excess Availability after the 10% requirement of $236.8 million and $262.0 million at December 28, 2019 and December 29, 2018, respectively. The Credit Agreement provides for the issuance of letters of credit, of which $11.7 million were outstanding as of December 28, 2019 and December 29, 2018.

The weighted average interest rate for all borrowings, including loan fee amortization, was 4.56% for 2019.

At December 28, 2019, aggregate annual maturities and scheduled payments of long-term debt are as follows:

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Total borrowings	$6,349	$4,410	$3,830	$644,102	$3,971	$31,346	$694,008

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill and long-lived asset impairment charges, refer to Note 5, Goodwill and Other Intangible Assets, and Note 6, Restructuring, Asset Impairment and Other Charges. At December 28, 2019 and December 29, 2018, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	December 28,	December 29,
(In thousands)	2019	2018
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$6,349	$18,263
Long-term debt and finance lease liabilities	687,659	686,594
Total book value of debt instruments	694,008	704,857
Fair value of debt instruments, excluding debt financing costs	700,631	705,875
Excess of fair value over book value	$6,623	$1,018

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).

Certain of the Company’s business combinations involved the potential for the receipt or payment of future contingent consideration upon the shortfall or achievement of various operating thresholds, respectively. The additional consideration was generally contingent on the acquired company reaching certain performance milestones, including attaining specified EBITDA levels. An asset or liability is recorded for the estimated fair value of the contingent consideration at the acquisition date and is re-measured each reporting period, using Level 3 inputs, with changes in fair value recognized as income or expense within operating expenses in the consolidated statements of operations.

As of December 28, 2019, no contingent consideration provisions are outstanding. During 2019, the Company received $15.0 million related to the resolution of certain acquisition contingencies associated with the Caito and BRT acquisition. Upon receipt of the proceeds, the portion of the contingent consideration related to the acquisition date fair value was reported as a financing activity in the consolidated statements of cash flows. Amounts received in excess of the acquisition date fair value were reported as an operating activity in the consolidated statements of cash flows.

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

The Company subleases property at certain locations and for 2019, 2018 and 2017, received rental income of $4.0 million, $3.6 million and $3.4 million, respectively. In the event of customer default, the Company would be responsible for fulfilling these lease obligations. Future payment obligations under these leases are disclosed in Note 10, Leases. Contingencies related to credit risk and collectability are disclosed in Note 15, Concentration of Credit Risk.

Unions represent approximately 7% of SpartanNash’s associates. These associates are covered by collective bargaining agreements (“CBAs”). The facilities covered by CBAs, the unions representing the covered associates and the expiration dates for each existing CBA are provided in the following table:

Distribution Center Locations	Union Locals	Expiration Dates
Landover, Maryland	IBT 639	February, 2021
Lima, Ohio	IBT 908	January 2022
Bellefontaine, Ohio - GTL Truck Lines, Inc.	IBT 908	February 2022
Bellefontaine, Ohio - General Merchandise Service Division	IBT 908	February 2022
Norfolk, Virginia	IBT 822	April 2022
Columbus, Georgia	IBT 528	September 2022
Grand Rapids, Michigan	IBT 406	October 2022

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

Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to estimate the amount of the underfunding. Management is not aware of any significant change in funding levels since December 28, 2019. To reduce this underfunding, management expects multi-employer pension plan contributions to increase in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 10 – Leases

A portion of the Company’s retail stores and warehouses operate in leased facilities. The Company also leases the majority of the tractors and trailers within its fleet and certain other assets. Most of the property leases contain multiple renewal options, which generally range from one to ten years. In those locations in which it is economically feasible to continue to operate, management expects that lease options will be exercised as they come due. The terms of certain leases contain provisions requiring payment of percentage rent based on sales and payment of executory costs such as property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premises or, in the case of transportation equipment, provisions requiring payment of variable rent based upon miles driven. Certain properties or portions thereof are subleased to others. As most of the Company’s leases do not provide an implicit discount rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The components of lease cost were as follows:

(In thousands)	2019
Operating lease cost	$54,798
Short-term lease cost	7,131
Finance lease cost
Amortization of assets	3,330
Interest on lease liabilities	3,084
Sublease income	(4,014)
Total net lease cost	$64,329

Rental expense, net of sublease income, under operating leases was $58.0 million and $51.5 million in 2018 and 2017, respectively.

Supplemental balance sheet information related to leases was as follows:

	December 28,	December 29,
(In thousands)	2019	2018
Finance leases:
Property and equipment, at cost	$67,206	$64,215
Accumulated amortization	(27,131)	(30,774)
Property and equipment, net	$40,075	$33,441

Current portion of finance lease liabilities	$4,401	$6,840
Noncurrent finance lease liabilities	40,565	32,718
Total finance lease liabilities	$44,966	$39,558

		December 28,
		2019
Operating leases:
Operating lease assets		$268,982

Current portion of operating lease liabilities		$42,440
Noncurrent operating lease liabilities		267,350
Total operating lease liabilities		$309,790

Weighted average remaining lease term:
Operating leases		8.9 years
Finance leases		9.9 years

Weighted average discount rate:
Operating leases		5.7%
Finance leases		7.0%

Supplemental cash flow and other information related to leases was as follows:

(In thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$62,455
Operating cash flows used for finance leases	3,047
Financing cash flows used for finance leases	5,453

Lease assets obtained in exchange for lease liabilities:
Total operating lease liabilities	34,346
Total finance lease liabilities	3,679

The Company’s total future lease commitments under operating and finance leases in effect at December 28, 2019 are as follows:

	Operating	Finance
(In thousands)	Leases	Leases	Total
2020	$58,539	$7,590	66,129
2021	53,859	6,157	60,016
2022	47,616	5,573	53,189
2023	42,577	5,192	47,769
2024	35,580	5,212	40,792
Thereafter	162,649	38,588	201,237
Total	400,820	68,312	469,132
Less interest	91,030	23,346	114,376
Present value of lease liabilities	309,790	44,966	354,756
Less current portion	42,440	4,401	46,841
Long-term lease liabilities	$267,350	$40,565	$307,915

The Company’s total future lease commitments under operating and capital leases previously accounted for under ASC 840, “Leases”, at December 29, 2018 were as follows:

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

Certain retail store facilities, either owned or obtained through leasing arrangements, are leased to others. A majority of the leases provide for minimum rent and contain renewal options. Certain of the leases contain escalation clauses and contingent rentals based upon stipulated sales volumes.

Owned assets, included in property and equipment, which are leased to others are as follows:

	December 28,	December 29,
(In thousands)	2019	2018
Land and improvements	$7,077	$7,389
Buildings	29,287	28,932
Owned assets leased to others	36,364	36,321
Less accumulated amortization and depreciation	10,895	10,044
Net owned assets leased to others	$25,469	$26,277

Future minimum rentals to be received under lease obligations in effect at December 28, 2019 are as follows:

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Owned property	$4,587	$4,344	$3,873	$2,940	$2,037	$18,113	$35,894
Leased property	3,127	2,636	2,288	1,984	1,400	4,011	15,446
Total	$7,714	$6,980	$6,161	$4,924	$3,437	$22,124	$51,340

Note 11 – Associate Retirement Plans

The Company provides salary deferral defined contribution plans to substantially all of the Company’s associates not covered by CBAs. Associates covered by CBAs at the Company’s Columbus, Georgia; Norfolk, Virginia; and Landover, Maryland facilities all participate in the Company’s defined contribution plan; the remaining associates covered under CBAs participate in a multi-employer pension plan. The Company’s former non-contributory pension plan has been terminated.

Defined Contribution Plans

Expense for employer matching contributions made to defined contribution plans totaled $11.5 million, $7.0 million and $7.9 million in 2019, 2018 and 2017, respectively.

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

The Company holds variable universal life insurance policies on certain key associates intended to fund distributions under the deferred compensation plan referenced above. The net cash surrender value of approximately $4.3 million at both December 28, 2019 and December 29, 2018 is recorded in “Other assets, net” in the consolidated balance sheets. These policies have an aggregate amount of life insurance coverage of approximately $15.0 million.

Defined Benefit Plans

On February 28, 2018, the Company’s Board of Directors granted approval to proceed with terminating the SpartanNash Company Pension Plan (the “Pension Plan”), a frozen defined benefit pension plan and the Plan was terminated on July 31, 2018. The Company offered participants the option to receive an annuity or lump sum distribution which may be rolled over into another qualified plan. The distribution of assets to plan participants commenced in the second quarter and was completed in the third quarter of 2019. The remaining overfunded Plan assets will be utilized by the Company to fund obligations associated with other qualified retirement programs.

Pension benefits were primarily based on years of service and compensation, with some differences resulting from the nature of how benefits were calculated under the Company’s legacy defined benefit plans, as described below. On December 31, 2014, the Retirement Plan for Employees of Super Food Services, Inc. (“Super Foods Plan”) was merged into the Spartan Stores, Inc. Cash Balance Pension Plan (“Cash Balance Pension Plan”) and renamed the SpartanNash Company Pension Plan. Annual payments to the pension trust fund were determined in compliance with the Employee Retirement Income Security Act of 1976 (“ERISA”).

The Cash Balance Pension Plan, a non-contributory cash balance pension plan, was frozen effective January 1, 2011. As a result of the freeze, no additional associates were eligible to participate in the plan after January 1, 2011, and additional service credits were no longer added to each participant’s account; however, interest credits continued to accrue. Prior to the plan freeze, the plan benefit formula utilized a cash balance approach whereby credits were added annually to a participant’s account based on compensation and years of vested service, with interest credits also added to the participant’s account at the Company’s discretion.

The Super Foods Plan, a qualified non-contributory pension plan offered by one of the Company’s subsidiaries, provided retirement income for certain eligible full-time associates who were not covered by a union retirement plan. Pension benefits under the plan were based on length of service and compensation, and contributions met the minimum funding requirements. This plan was frozen effective January 1, 1998.

If lump sum distributions or annuity payouts are made in an amount exceeding annual interest cost, settlement accounting is triggered, and the resulting settlement expense is recorded as a component of total pension expense (income). In 2019 lump sum distributions and annuity payouts of $72.6 million were made resulting in pre-tax settlement charges of $18.2 million, including $18.0 million related to the Plan termination. The Company also recognized other termination expenses of $1.5 million in 2019. Lump sum distributions of $3.3 million and $2.6 million were made and resulting pension settlement charges of $0.8 million and $0.5 million were incurred in 2018 and 2017, respectively.

Postretirement Medical Plans

SpartanNash Company and certain subsidiaries provide healthcare benefits to retired associates under the SpartanNash Company Retiree Medical Plan (the “Retiree Medical Plan”). Former Spartan Stores, Inc. associates hired prior to January 1, 2002 who were not covered by CBAs during their employment, who have at least 10 years of service and have attained age 55 upon retirement qualify as “covered associates.” Covered associates who retired prior to March 31, 1992 receive major medical insurance with deductible and coinsurance provisions until age 65 and Medicare supplemental benefits thereafter. Covered associates retiring after April 1, 1992 are eligible for monthly postretirement healthcare benefits of $5 multiplied by the associate’s years of service. This benefit is in the form of a credit against the monthly insurance premium. The retiree pays the balance of the premium.

The following tables set forth the actuarial present value of benefit obligations, funded status, changes in benefit obligations and plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for the Company’s significant pension and postretirement benefit plans, excluding multi-employer plans. The prepaid, current accrued, and noncurrent accrued benefit costs associated with pension and postretirement benefits are reported in “Prepaid expenses and other current assets,” “Other assets, net,” “Accrued payroll and benefits,” and “Other long-term liabilities,” respectively, in the consolidated balance sheets.

	Pension Plan		Retiree Medical Plan
	December 28,	December 29,	December 28,	December 29,
(In thousands, except percentages)	2019	2018	2019	2018
Funded Status
Projected/Accumulated benefit obligation:
Balance at beginning of year	$73,275	$80,153	$9,443	$10,199
Service cost	—	—	171	195
Interest cost	1,134	2,283	375	339
Actuarial loss (gain)	618	(1,578)	1,181	(961)
Benefits paid	(75,027)	(7,583)	(387)	(329)
Balance at end of year	$—	$73,275	$10,783	$9,443

Fair value of plan assets:
Balance at beginning of year	$74,241	$81,255	$—	$—
Actual return (loss) on plan assets	2,282	(931)	—	—
Company contributions	—	1,500	387	329
Benefits paid	(75,027)	(7,583)	(387)	(329)
Balance at end of year	$1,496	$74,241	$—	$—
Funded (unfunded) status	$1,496	$966	$(10,783)	$(9,443)

Components of net amount recognized in consolidated balance sheets:
Current assets	$1,496	$966	$—	$—
Current liabilities	—	—	(466)	(437)
Noncurrent liabilities	—	—	(10,317)	(9,006)
Net asset (liability)	$1,496	$966	$(10,783)	$(9,443)

Amounts recognized in AOCI:
Net actuarial loss	$—	$19,885	$1,809	$629
Prior service credit	—	—	—	(92)
Accumulated other comprehensive loss	$—	$19,885	$1,809	$537

Weighted average assumptions at measurement date:
Discount rate	N/A	3.48%	3.26%	4.41%
Ultimate health care cost trend rate	N/A	N/A	4.50%	5.00%

	Pension Plan			Retiree Medical Plan
(In thousands, except percentages)	2019	2018	2017	2019	2018	2017
Components of net periodic benefit (income) cost:
Service cost	$—	$—	$—	$171	$195	$184
Interest cost	1,134	2,283	2,345	375	339	345
Amortization of prior service cost	—	—	—	(92)	(158)	(158)
Expected return on plan assets	(714)	(3,631)	(3,836)	—	—	—
Recognized actuarial net loss	691	417	221	—	88	59
Net periodic benefit expense (income)	$1,111	$(931)	$(1,270)	$454	$464	$430
Settlement expense	18,244	785	548	—	—	—
Total net periodic benefit cost (income)	$19,355	$(146)	$(722)	$454	$464	$430

Weighted average assumptions used to determine net periodic benefit (income) cost:
Discount rate	3.48%	3.45%	3.82%	4.41%	3.72%	4.26%
Expected return on plan assets	2.80%	4.84%	4.83%	N/A	N/A	N/A

The net actuarial loss included in AOCI and expected to be recognized in net periodic benefit cost in 2020 for the Retiree Medical Plan is $1.8 million. Prior service costs (credits) are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses for the Pension Plan were amortized over the average remaining life of all participants when the accumulation of such gains and losses exceeded 10% of the greater of the projected benefit obligation and the market-related value of plan assets.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Retiree Medical Plan. Assumed current healthcare cost trend rates used to determine net periodic benefit cost were as follows:

	2019	2018	2017
Post-65	7.50%	8.00%	8.40%

The effect of a one-percentage point increase or decrease in assumed healthcare cost trend rates on the total service and interest components and the post-retirement benefit obligations would be less than $0.1 million.

Expected Return on Assets and Investment Strategy

The Company followed an investment policy for the Pension Plan with a long-term asset allocation mix designed to meet long-term retirement obligations by investing in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs. In 2018, in the context of the Pension Plan termination and the expected distribution of the related assets, the Company revised the asset mix to include only fixed income securities, which reduced the Pension Plan’s exposure to market volatility. Certain of the fixed income investments have a duration of 90 days or less, and as such are classified as cash equivalents. As of December 28, 2019, all of the remaining assets are cash equivalents.

The investment policy emphasized the following key objectives: (1) provide benefit security to participants by maximizing the return on plan assets at an acceptable risk level, (2) maintain adequate liquidity for current benefit payments, (3) avoid unexpected increases in pension expense, and (4) within the scope of the above objectives, minimize long term funding to the plan.

The fair values of the Pension Plan assets at December 28, 2019 and December 29, 2018, by asset category, are as follows:

	Fair Value of Assets as of December 28, 2019
(In thousands)	Total	Level 1	Level 2	Level 3	NAV (a)
Mutual funds	$—	$—	$—	$—	$—
Pooled funds	—	—	—	—	—
Money market fund	1,496	—	1,496	—	—
Guaranteed annuity contracts	—	—	—	—	—
Total fair value	$1,496	$—	$1,496	$—	$—

	Fair Value of Assets as of December 29, 2018
(In thousands)	Total	Level 1	Level 2	Level 3	NAV (a)
Mutual funds	$20,124	$—	$—	$—	$20,124
Pooled funds	29,576	—	—	—	29,576
Money market fund	11,992	—	11,992	—	—
Guaranteed annuity contracts	12,549	—	—	12,549	—
Total fair value	$74,241	$—	$11,992	$12,549	$49,700
(a)	Assets are measured at net asset value (“NAV”) (or its equivalent) on a non-active market, and therefore, have not been classified in the fair value hierarchy.

Level 3 assets consist of guaranteed annuity contracts. A reconciliation of the beginning and ending balances for Level 3 assets is as follows:

(In thousands)	December 28, 2019	December 29, 2018
Balance at beginning of year	$12,549	$13,891
Purchases, sales, issuances and settlements, net	(13,112)	(1,712)
Interest income	349	588
Unrealized loss (gains)	214	(218)
Balance at end of year	$—	$12,549

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

Mutual Funds: These investments were valued using NAV as a practical expedient to estimate fair value and are not classified in the fair value hierarchy. NAV is determined once a day after the closing of the exchange based upon the underlying assets in the fund, less the fund’s liabilities, expressed on a per-share basis. Mutual funds held by the Pension Plan were open end mutual funds that were registered with the Securities and Exchange Commission (“SEC”). These funds are required to publish their daily NAV and to transact at that price. The mutual funds held by the Pension Plan were therefore deemed to be actively traded.

Pooled Funds: The plan held units of various Aon Hewitt Group Trust Funds offered through a private placement. The units are valued daily using NAV as a practical expedient to estimate fair value. NAVs are based on the fair value of each fund’s underlying investments and are not classified in the fair value hierarchy. The practical expedient is not used when it is determined to be probable that the investment will be sold for an amount different than the reported NAV.

Guaranteed Annuity Contracts: The guaranteed annuity contracts are immediate participation contracts held with insurance companies that acted as custodian of the Pension Plan’s assets. The guaranteed annuity contracts are stated at contract values, which are determined by the custodians and approximate fair values. The Company evaluated the general financial condition of the custodians as a component of validating whether the calculated contract value is an accurate approximation of fair value. The review of the general financial condition of the custodians is considered obtainable/observable through the review of readily available financial information the custodians are required to file with the SEC. The group annuity contracts are classified within Level 3 of the valuation hierarchy of ASC 820.

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

The Company expects to make contributions in 2020 of $0.5 million to the Retiree Medical Plan.

The following estimated benefit payments are expected to be paid in the following fiscal years:

(In thousands)	2020	2021	2022	2023	2024	2025 to 2029
Post-retirement medical benefits	$466	$503	$539	$571	$597	$3,281

Multi-Employer Health and Welfare Plans

In addition to the plans described above, the Company participates in the Michigan Conference of Teamsters and Ohio Conference of Teamsters Health and Welfare plans. The Company contributes to these multi-employer plans under the terms contained in existing CBAs and in the amounts set forth within these agreements. The health and welfare plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active associates and retirees, as determined by the trustees of the plan. The Company’s contributions largely benefit active associates, and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts for postretirement benefits from contribution amounts paid for active participants in the plan. These plans have a significant surplus of funds held in reserve in excess of claims incurred, and there is no potential withdrawal liability related to the Company’s participation in the plans. With respect to the Company’s participation in these plans, expense is recognized as contributions are funded. The Company contributed $13.8 million, $13.8 million and $14.1 million to these plans in 2019, 2018 and 2017, respectively.

Multi-Employer Pension Plan

The Company also contributes to the Central States Plan, a multi-employer plan defined previously, under the terms of CBAs that cover its union-represented associates and in the amounts set forth within these agreements. The Company is party to four CBAs that require contributions to the Plan with expiration dates ranging from January 2022 to October 2022. These CBAs cover warehouse personnel and drivers in Grand Rapids, Michigan and Bellefontaine and Lima, Ohio. With respect to the Company’s participation in the Central States Plan (EIN 36-60442343 / Pension Plan Number 001), expense is recognized as contributions are funded. The Company contributed $14.0 million, $13.3 million and $13.4 million to this plan in 2019, 2018 and 2017, respectively. The contributions made by the Company represent less than five percent of the Plan’s total contributions in 2019.

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

The PPA zone status of the Plan, which is based on information the Company received from the Plan and is certified by the Plan’s actuary, is “critical and declining” for the Plan’s two most recent fiscal years ending December 31, 2019 and 2018. Among other factors, plans in the “critical and declining” zone are generally less than 65% funded and projected to become insolvent within the next 15 years (or 20 years depending on the ratio of active-to-inactive participants). A rehabilitation plan has been implemented by the trustees of the Plan, and the CBAs that cover warehouse personnel and drivers in the Bellefontaine and Lima, Ohio distribution centers have permanent surcharges imposed due to the failure to adopt the trustee recommended rehabilitation plan. Refer to Note 9, Commitments and Contingencies, for further information regarding the Company’s participation in the Central States Plan. As of the date the consolidated financial statements were issued, Form 5500 was not available for the plan year ended December 31, 2019.
Note 12 – Accumulated Other Comprehensive Income or Loss

Accumulated Other Comprehensive Income or Loss (“AOCI”) represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period. For the Company, the activity relates to pension and other postretirement benefit obligation adjustments.

Changes in AOCI are as follows:

(In thousands)	2019	2018	2017
Balance at beginning of the year, net of tax	$(15,759)	$(15,136)	$(11,437)
Other comprehensive income (loss) before reclassifications	219	(2,026)	(2,448)
Income tax (expense) benefit	(55)	458	934
Other comprehensive income (loss), net of tax, before reclassifications	164	(1,568)	(1,514)
Amortization of amounts included in net periodic benefit cost (a)	18,480	1,204	799
Income tax expense (b)	(4,485)	(259)	(302)
Amounts reclassified out of AOCI, net of tax	13,995	945	497
Other comprehensive income (loss), net of tax	14,159	(623)	(1,017)
Reclassification of stranded tax effects (c)	—	—	(2,682)
Balance at end of the year, net of tax	$(1,600)	$(15,759)	$(15,136)
(a)

Reclassified from AOCI into Other, net, or Selling, general and administrative expense. Amounts include amortization of net actuarial loss, amortization of prior service cost, and settlement expense totaling $18.4 million, $0.9 million and $0.6 million in 2019, 2018 and 2017, respectively.

(b)	Reclassified from AOCI into Income tax (benefit) expense.
(c)	Reclassification reflects the impact of ASU 2018-02, which allowed stranded tax effects from the Tax Cuts and Jobs Act to be reclassified from AOCI to retained earnings.

Note 13 – Income Tax

The income tax provision for continuing operations is made up of the following components:
(In thousands)	2019	2018	2017
Current income tax expense (benefit):
Federal	$(899)	$(1,607)	$366
State	817	1,107	528
Total current income tax expense (benefit)	(82)	(500)	894
Deferred income tax (benefit) expense:
Federal	126	8,370	(72,842)
State	(2,386)	(963)	(7,079)
Total deferred income tax (benefit) expense	(2,260)	7,407	(79,921)
Total income tax (benefit) expense	$(2,342)	$6,907	$(79,027)

A reconciliation of the statutory federal rate to the effective rate is as follows:

	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	35.0%
Stock compensation	7.2	0.7	1.0
Non-deductible expenses	0.8	0.6	(0.3)
Domestic production activities deduction	—	—	0.1
Federal rate change effect on deferred taxes (a)	—	(1.2)	19.7
Change in tax contingencies	—	(2.5)	—
Charitable product donations	(5.6)	(0.6)	0.4
Other, net	(2.4)	(0.9)	0.8
State taxes, net of federal income tax benefit	(36.1)	1.7	3.1
Tax credits	(50.4)	(1.8)	0.2
Effective income tax rate	(65.5)%	17.0%	60.0%
(a)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. Shortly after the Tax Act was enacted, the SEC issued accounting guidance, which provided a one-year measurement period during which a company may complete its accounting for the impacts of the Tax Act.

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

Deferred tax assets and liabilities resulting from temporary differences as of December 28, 2019 and December 29, 2018 are as follows:

	December 28,	December 29,
(In thousands)	2019	2018
Deferred tax assets:
Employee benefits	$17,087	$17,330
Accrued workers' compensation	1,632	1,402
Allowance for doubtful accounts	10,870	10,171
Intangible assets	1,319	—
Restructuring	472	1,806
Deferred revenue	1,678	1,269
Accrued rent	399	3,196
Lease liabilities	85,005	7,843
Accrued insurance	1,007	1,150
Federal net operating loss carryforwards (a)	2,332	—
Federal credits (b)	851	—
State net operating loss carryforwards (a)	4,498	2,656
All other	4,073	3,917
Total deferred tax assets	131,223	50,740

Deferred tax liabilities:
Property and equipment	45,136	43,844
Lease assets	73,191	5,314
Inventory	33,739	32,401
Goodwill	21,404	15,763
Intangible assets	—	1,011
All other	864	1,661
Total deferred tax liabilities	174,334	99,994
Net deferred tax liability	$43,111	$49,254

  (a)  As of December 28, 2019, the Company’s federal net operating loss carryforwards do not expire, and state net operating loss carryforwards in various taxing jurisdictions expire in tax years 2021 through 2039 if not utilized.

  (b)  As of December 28, 2019, the Company’s federal credit carryforwards expire in tax year 2039.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 28,	December 29,
(In thousands)	2019	2018
Balance at beginning of year	$1,477	$2,408
Gross increases - tax positions taken in prior years	71	163
Gross decreases - tax positions taken in prior years	(125)	(171)
Gross increases - tax positions taken in current year	850	894
Lapsed statutes of limitations	(848)	(1,817)
Balance at end of year	$1,425	$1,477

Unrecognized tax benefits of $0.9 million are set to expire prior to January 2, 2021. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amount recognized due to a lapse in the statute of limitations that reduced the Company’s effective income tax rate in 2019 and 2018 was $0.2 million and $1.0 million, respectively. The amount of unrecognized tax benefits, including interest and penalties, that would reduce the Company’s effective income tax rate if recognized in future periods was $0.3 million as of December 28, 2019.

SpartanNash or its subsidiaries file income tax returns with federal, state and local tax authorities within the United States. With few exceptions, SpartanNash is no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years before the year ended January 2, 2016.

Note 14 – Stock-Based Compensation

The Company sponsors a shareholder-approved 10-year stock incentive plan covering 2,500,000 shares of SpartanNash’s common stock. The SpartanNash Company Stock Incentive Plan of 2015 (the “2015 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards to directors, officers and other key associates. Shares issued as a result of stock option exercises were funded with the issuance of new shares. Holders of restricted stock and stock awards are entitled to participate in cash dividends and dividend equivalents. As of December 28, 2019, a total of 1,019,555 shares remained unissued under the 2015 Plan.

All outstanding unvested shares of restricted stock vest immediately upon a “Change in Control,” as defined by the Plan.

The following table summarizes stock option activity for 2019, 2018 and 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic Value
	Under Options	Price	Life Years	(in thousands)
Options outstanding and exercisable at December 31, 2016	200,517	$19.94	1.65	$3,929
Exercised	(152,589)	21.02		1,543
Cancelled/Expired	—	—
Options outstanding and exercisable at December 30, 2017	47,928	16.52	1.07	487
Exercised	(20,476)	13.87		1,043
Cancelled/Expired	(14,400)	22.69
Options outstanding and exercisable at December 29, 2018	13,052	13.87	0.37	39
Exercised	(13,052)	13.87		51
Cancelled/Expired	—	—
Options outstanding and exercisable at December 28, 2019	—	$—	—	$—

Cash received from option exercises was $0.2 million, $0.3 million and $3.2 million in 2019, 2018 and 2017, respectively.

Restricted shares awarded to associates vest ratably over a four-year service period and over one year for grants to the Board of Directors. Awards are subject to forfeiture and certain transfer restrictions prior to vesting. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the required service period.

The following table summarizes restricted stock activity for 2019, 2018 and 2017:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Outstanding and nonvested at December 31, 2016	660,143	$26.48
Granted	296,297	34.68
Vested	(258,183)	25.90
Forfeited	(84,513)	29.11
Outstanding and nonvested at December 30, 2017	613,744	30.32
Granted	482,572	17.00
Vested	(260,644)	28.89
Forfeited	(12,853)	23.52
Outstanding and nonvested at December 29, 2018	822,819	23.07
Granted	488,063	17.84
Vested	(346,721)	23.47
Forfeited	(35,428)	20.11
Outstanding and nonvested at December 28, 2019	928,733	$20.28

The total fair value of shares vested was $6.2 million, $4.8 million and $9.3 million in 2019, 2018 and 2017, respectively.

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the consolidated statements of operations, and related tax benefits were as follows:

(In thousands)	2019	2018	2017
Restricted stock	$7,312	$7,646	$9,611
Tax benefits	(1,303)	(2,242)	(3,440)
Stock-based compensation expense, net of tax	$6,009	$5,404	$6,171

As of December 28, 2019, total unrecognized compensation cost related to non-vested restricted stock awards granted under the stock incentive plan was $4.9 million. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.4 years

The Company recognized tax deductions of $7.2 million, $5.6 million and $11.6 million related to the exercise of stock options and the vesting of restricted stock in 2019, 2018 and 2017, respectively.

The Company sponsors a stock bonus plan covering 300,000 shares of SpartanNash common stock. Under the provisions of this plan, certain officers and key associates may elect to receive a portion of their annual bonus in common stock rather than cash, which will be issued at 120% of cash value. After the shares are issued, the holder is not able to sell or otherwise transfer the shares until the end of the holding period, which is currently 24 months. Compensation expense is recorded based upon the market price of the stock as of the measurement date. During 2018, an additional 45,000 shares were authorized to be granted from the stock bonus plan. In 2019, 3,443 shares were issued leaving 41,557 shares remaining unissued under the stock bonus plan as of December 28, 2019.

The Company also sponsors an associate stock purchase plan covering 200,000 shares of SpartanNash common stock. The plan enables associates of the Company to purchase shares at 95% of the fair market value. As of December 28, 2019, a total of 130,185 shares had been issued under the plan.

Note 15 – Concentration of Credit Risk

The Company may provide financial assistance in the form of loans to certain independent retailers for inventories, store fixtures and equipment and store improvements. Loans are generally secured by liens on real estate, inventory and/or equipment, personal guarantees and other types of collateral, and are generally repayable over a period of five to ten years. The Company establishes reserves based upon assessments of the credit risk of specific customers, collateral value, historical trends and other information. The Company believes that adequate provision has been recorded for any uncollectable amounts. In addition, the Company may guarantee debt and lease obligations of independent retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.

In the ordinary course of business, the Company may advance funds to certain independent retailers (“customer advances”) which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances for remaining a SpartanNash customer for a specified time period. These customer advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. Collectability of customer advances is not assured.

The Company had previously advanced funds to an independent retailer who subsequently defaulted on the terms of the supply agreement and went into receivership. To realize its collateral, the Company obtained the rights to acquire five of the retailer’s stores. The rights related to three of the stores were assigned to another independent retailer in exchange for certain consideration as part of a long-term supply agreement and the Company acquired the two remaining stores. Both the execution of the long-term supply agreement and the acquisition of two stores occurred during the second quarter of 2019. The excess of the purchase price over the fair value of net assets acquired of $2.4 million was recorded as goodwill in the consolidated balance sheet and allocated to the Food Distribution segment based on the relative value of the assets acquired and the expected cash flows between the Retail and Food Distribution segments. The Company recorded charges of $2.4 million and $32.0 million in 2019 and 2018, respectively, related to realizability of the customer advance.

In the ordinary course of business, the Company also subleases and assigns certain leases to third parties. As of December 28, 2019, the Company estimates the present value of its maximum potential obligations for subleases and assigned leases to be approximately $7.7 million and $12.0 million, respectively.

Note 16 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

(In thousands)	2019	2018	2017
Non-cash financing activities:
Issuance of note payable as consideration for acquisition	$—	$—	$2,460
Recognition of investment in direct financing lease	—	—	2,295
Recognition of finance lease obligations	3,679	3,304	588
Non-cash investing activities:
Capital expenditures included in accounts payable	16,111	4,564	5,418
Derecognition of fixed assets under direct financing lease	—	—	2,295
Finance lease asset additions	3,679	3,304	588
Non-cash acquisition (Note 15)	5,363	—	—
Acquisition financed through issuance of note payable	—	—	2,460
Other supplemental cash flow information:
Cash paid for interest	33,236	28,138	22,818
Income tax (refunds) payments	(9,680)	139	10,657

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

The Company’s Food Distribution segment, which operates 11 distribution centers, supplies grocery products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmacy primarily to a diverse group of independent and chain retailers, food service distributors and the Company’s corporate owned retail stores. The Company’s Food Distribution customer base is diverse. Sales to Dollar General represent 17%, 16%, and 14% of consolidated net sales for 2019, 2018 and 2017, respectively. No other single customer exceeded 4% of consolidated net sales in any of the years presented. The Company also offers certain value-added services (e.g., accounting, payroll, marketing, etc.) to its independent retail customers. These services are not material to the Company’s financial statements. Sales to independent retailers and inter-segment sales are recorded based upon either a “cost plus” model or a “variable mark-up” model, depending on the commodity and servicing distribution center. To supply its wholesale customers, the Company operates a fleet of tractors, conventional trailers and refrigerated trailers and also provides managed freight solutions.

The Military segment contracts with manufacturers and brokers to distribute a wide variety of grocery products, including dry groceries, beverages, meat, and frozen foods, primarily to U.S. military commissaries and exchanges from its 7 distribution centers, two of which are utilized by the Food Distribution segment. The contracts typically specify the commissaries and exchanges to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms. The Company is also the DeCA exclusive worldwide supplier of private brand grocery and related products to U.S. military commissaries. The Company procures the grocery and related products from various manufacturers, and upon receiving customer orders from DeCA, either delivers the products to the U.S. military commissaries itself or partners with a third party, Coastal Pacific Food Distributors, to deliver the products on its behalf.

The Retail segment operated 156 corporate owned retail stores and 37 fuel centers, predominantly in the Midwest region, as of December 28, 2019. The Company’s retail stores typically offer dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products and health and beauty care products. The Company also offered pharmacy services in 97 of its corporate owned retail stores as of December 28, 2019.

Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

The following tables set forth information about the Company by reporting segment:

	Food
(In thousands)	Distribution	Military	Retail	Total
2019
Net sales to external customers	$3,982,609	$2,172,107	$2,381,349	$8,536,065
Inter-segment sales	976,372	—	—	976,372
Merger/acquisition and integration	(122)	—	1,559	1,437
Restructuring, asset impairment and other charges (gains)	14,844	—	(1,794)	13,050
Depreciation and amortization	33,396	11,834	43,171	88,401
Operating earnings (loss)	47,416	(9,316)	18,842	56,942
Capital expenditures	28,385	6,295	40,135	74,815

2018
Net sales to external customers	$3,991,450	$2,166,843	$1,906,259	$8,064,552
Inter-segment sales	842,934	—	—	842,934
Merger/acquisition and integration	3,581	4	1,352	4,937
Restructuring, asset impairment and other charges (gains)	33,056	(801)	5,291	37,546
Depreciation and amortization	32,073	11,968	38,812	82,853
Operating earnings	48,752	5,647	16,113	70,512
Capital expenditures	33,271	3,530	34,694	71,495

2017
Net sales to external customers	$3,827,909	$2,144,022	$1,991,868	$7,963,799
Inter-segment sales	885,872	—	—	885,872
Merger/acquisition and integration	6,244	1,522	335	8,101
Goodwill impairment	—	—	189,027	189,027
Restructuring, asset impairment and other charges	1,317	500	37,615	39,432
Depreciation and amortization	30,255	11,626	41,359	83,240
Operating earnings (loss)	83,115	6,969	(196,759)	(106,675)
Capital expenditures	25,990	6,482	38,434	70,906

			December 28,	December 29,
(In thousands)			2019	2018
Total Assets
Food Distribution			$1,087,307	$1,074,125
Military			390,799	405,587
Retail			794,413	489,049
Discontinued operations			3,090	3,151
Total			$2,275,609	$1,971,912

Note 18 – Quarterly Financial Information (Unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not sum to the amount computed for the total year.

	2019
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands, except per share amounts)	52 Weeks	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Net sales	$8,536,065	$1,997,953	$1,999,808	$1,995,929	$2,542,375
Gross profit	1,243,830	286,733	290,361	289,007	377,729
Merger/acquisition and integration	1,437	73	—	582	782
Restructuring, asset impairment and other charges (gains)	13,050	2,835	1,296	14,581	(5,662)
Postretirement benefit expense	19,803	126	10,221	8,821	635
Earnings (loss) before income taxes and discontinued operations	3,575	5,104	(1,966)	(9,708)	10,145
Earnings (loss) from continuing operations	5,917	5,473	(310)	(6,767)	7,521
Loss from discontinued operations, net of taxes	(175)	(49)	(27)	(47)	(52)
Net earnings (loss)	$5,742	$5,424	$(337)	$(6,814)	$7,469
Earnings (loss) from continuing operations per share:
Basic	$0.16	$0.15	$(0.01)	$(0.19)	$0.21
Diluted	0.16	0.15	(0.01)	(0.19)	0.21
Net earnings (loss) per share:
Basic	$0.16	$0.15	$(0.01)	$(0.19)	$0.21
Diluted	0.16	0.15	(0.01)	(0.19)	0.21
Dividends	$27,616	$6,907	$6,905	$6,902	$6,902

	2018
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands, except per share amounts)	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Net sales	$8,064,552	$1,896,796	$1,886,730	$1,895,953	$2,385,073
Gross profit	1,110,406	245,390	256,142	265,660	343,214
Merger/acquisition and integration	4,937	1,406	521	804	2,206
Restructuring, asset impairment and other charges (gains)	37,546	32,277	232	(1,164)	6,202
Postretirement benefit expense (income)	159	179	(6)	(10)	(4)
Earnings (loss) before income taxes and discontinued operations	40,698	(19,501)	19,919	23,085	17,195
Earnings (loss) from continuing operations	33,791	(14,027)	17,545	17,838	12,435
(Loss) earnings from discontinued operations, net of taxes	(219)	19	(80)	(66)	(92)
Net earnings (loss)	$33,572	$(14,008)	$17,465	$17,772	$12,343
Earnings (loss) from continuing operations per share:
Basic	$0.94	$(0.39)	$0.49	$0.50	$0.34
Diluted	0.94	(0.39)	0.49	0.50	0.34
Net earnings (loss) per share:
Basic	$0.93	$(0.39)	$0.49	$0.49	$0.34
Diluted	0.93	(0.39)	0.49	0.49	0.34
Dividends	$25,923	$6,471	$6,469	$6,457	$6,526

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of December 28, 2019 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

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

Management of SpartanNash Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that SpartanNash Company’s internal control over financial reporting was effective as of December 28, 2019.

The independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 28, 2019 as stated in their report on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of

SpartanNash Company and subsidiaries

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SpartanNash Company and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update (“ASU”) 2016-12, Leases (Topic 842), using the alternative transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements.

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

February 26, 2020

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is here incorporated by reference from the sections titled “The Board of Directors,” “SpartanNash’s Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance Principles,” and “Transactions with Related Persons” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2020.

Item 11.  Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the section titled “Ownership of SpartanNash Stock” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2020.

The following table provides information about SpartanNash’s equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2019.

EQUITY COMPENSATION PLANS

			Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (1)
Plan Category	(1)	(2)	(3)
Equity compensation Plans approved by security holders (a)	—	—	1,019,555
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	—	—	1,019,555

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and the table captioned “Board of Directors Committee Membership” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2020.

Item 14.  Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2020.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated February 26, 2020

Consolidated Balance Sheets at December 28, 2019 and December 29, 2018

Consolidated Statements of Operations for the years ended December 28, 2019, December 29, 2018 and December 30, 2017

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 28, 2019, December 29, 2018 and December 30, 2017

Consolidated Statements of Shareholders’ Equity for the years ended December 28, 2019, December 29, 2018 and December 30, 2017

Consolidated Statements of Cash Flows for the years ended December 28, 2019, December 29, 2018 and December 30, 2017

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

2.1

Asset Purchase Agreement dated November 3, 2016 by and among SpartanNash Company, Caito Foods Service, Inc., Blue Ribbon Transport, Inc., and Matthew Caito as Seller’s Representative. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2016. Incorporated herein by reference.

2.2

Amendment to Asset Purchase Agreement dated January 6, 2017 by and among SpartanNash Company, Caito Foods Service, Inc., Blue Ribbon Transport, Inc., and Matthew Caito as Seller’s Representative. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 9, 2017. Incorporated herein by reference.

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2017. Incorporated herein by reference.

3.2	Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Incorporated herein by reference.

4.1	Description of Capital Stock.

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

10.6

Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated March 22, 2019, among SpartanNash Company and certain of its subsidiaries, as borrowers, and Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party thereto. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 20, 2019. Incorporated herein by reference.

10.7*

Amended and Restated SpartanNash Company Executive Cash Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 3, 2015. Incorporated herein by reference.

10.8*	Summary of 2019 Long-Term Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 20, 2019. Incorporated herein by reference.

10.9*	Summary of 2019 Annual Cash Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 20, 2019. Incorporated herein by reference.

10.10*	Summary of 2018 Long-Term Cash Incentive Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 21, 2018. Incorporated herein by reference.

10.11*	Summary of 2018 Annual Cash Incentive Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 21, 2018. Incorporated herein by reference.

Exhibit Number	Document
10.12*	Summary of 2017 Long-Term Cash Incentive Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2017. Incorporated herein by reference.

10.13*

Form of 2016 Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 2016. Incorporated herein by reference.

10.14*	SpartanNash Company Stock Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Form S-8 filed on June 4, 2015. Incorporated herein by reference.

10.15*

SpartanNash Company Supplemental Executive Retirement Plan, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 27, 2010. Incorporated herein by reference.

10.16*	SpartanNash Company Supplemental Executive Savings Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement filed on December 21, 2001. Incorporated herein by reference.

10.17*	SpartanNash Company 2001 Stock Bonus Plan. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the year ended December 28, 2013. Incorporated herein by reference.

10.18*

Form of Restricted Stock Award to Executive Officers. Previously filed as an exhibit to SpartanNash Company’s Quarterly Report on Form 10-Q for the quarter ending April 20, 2019. Incorporated herein by reference.

10.19*

Form of Restricted Stock Award to Non-Employee Directors. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending April 20, 2019. Incorporated herein by reference.

10.20*	Form of Executive Employment Agreement between SpartanNash Company and certain executive officers.

10.21*

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

10.23*	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 2016. Incorporated herein by reference.

10.24*

Executive Employment Agreement between SpartanNash Company and Dennis Eidson. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending October 5, 2019. Incorporated herein by reference.

10.25*

Phantom Stock Award Agreement between SpartanNash Company and Dennis Eidson. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending October 5, 2019. Incorporated herein by reference.

21	Subsidiaries of SpartanNash Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, has been formatted in Inline XBRL.

*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SpartanNash Company (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)

Date: February 26, 2020	By	/s/ Dennis Eidson
Dennis Eidson Interim President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SpartanNash Company and in the capacities and on the dates indicated.

February 26, 2020	By	*
M. Shân Atkins Director

February 26, 2020	By	/s/ Dennis Eidson
Dennis Eidson Interim President and Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

February 26, 2020	By	*
Dr. Frank M. Gambino Director

February 26, 2020	By	*
Douglas A. Hacker Director

February 26, 2020	By	*
Yvonne R. Jackson Director

February 26, 2020	By	*
Matthew Mannelly Director

February 26, 2020	By	*
Elizabeth A. Nickels Director

February 26, 2020	By	*
Hawthorne Proctor Director

February 26, 2020	By	*
William R. Voss Director

February 26, 2020	By	/s/ Mark E. Shamber
Mark E. Shamber Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 26, 2020	By	/s/ Tammy R. Hurley
Tammy R. Hurley Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

February 26, 2020	*By	/s/ Mark E. Shamber
Mark E. Shamber Attorney-in-Fact