Form 10-Q
period 2020-04-18
SpartanNash Co
filed 2020-05-28
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 18, 2020.

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

As of May 26, 2020, the registrant had 35,680,866 outstanding shares of common stock, no par value.

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

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. These risks and uncertainties include disruptions associated with the COVID-19 pandemic, general business conditions, changes in overall economic conditions that impact consumer spending, the Company’s ability to integrate acquired assets, the impact of competition and other factors which are often beyond the control of the Company, and other risks listed in the “Risk Factors” discussions in Items 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and this Quarterly Report on Form 10-Q, and risks and uncertainties not presently known to the Company or that the Company currently deems immaterial.

This section and the discussions contained in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and in Item 1A “Risk Factors” and Part I, Item 2 “Critical Accounting Policies” of this Quarterly Report on Form 10-Q, are intended to provide meaningful cautionary statements for purposes of the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all the economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur, or information obtained after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	April 18,	December 28,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$21,255	$24,172
Accounts and notes receivable, net	417,684	345,320
Inventories, net	516,517	537,212
Prepaid expenses and other current assets	68,094	58,775
Property and equipment held for sale	24,706	31,203
Total current assets	1,048,256	996,682

Property and equipment, net	585,185	615,816
Goodwill	181,035	181,035
Intangible assets, net	128,654	130,434
Operating lease assets	268,370	268,982
Other assets, net	102,715	82,660

Total assets	$2,314,215	$2,275,609

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$509,164	$405,370
Accrued payroll and benefits	71,655	59,680
Other accrued expenses	49,574	51,295
Current portion of operating lease liabilities	42,832	42,440
Current portion of long-term debt and finance lease liabilities	6,157	6,349
Total current liabilities	679,382	565,134

Long-term liabilities
Deferred income taxes	62,849	43,111
Operating lease liabilities	264,738	267,350
Other long-term liabilities	30,457	30,272
Long-term debt and finance lease liabilities	591,097	682,204
Total long-term liabilities	949,141	1,022,937

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 35,682 and 36,351 shares outstanding	481,514	490,233
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(1,520)	(1,600)
Retained earnings	205,698	198,905
Total shareholders’ equity	685,692	687,538

Total liabilities and shareholders’ equity	$2,314,215	$2,275,609

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	16 Weeks Ended
	April 18, 2020	April 20, 2019
Net sales	$2,856,456	$2,542,375
Cost of sales	2,432,889	2,164,646
Gross profit	423,567	377,729

Operating expenses
Selling, general and administrative	391,300	360,400
Merger/acquisition and integration	—	782
Restructuring charges (gains) and asset impairment	10,237	(5,662)
Total operating expenses	401,537	355,520

Operating earnings	22,030	22,209

Other expenses and (income)
Interest expense	7,638	11,881
Postretirement benefit (income) expense	(799)	635
Other, net	(242)	(452)
Total other expenses, net	6,597	12,064

Earnings before income taxes and discontinued operations	15,433	10,145
Income tax expense	31	2,624
Earnings from continuing operations	15,402	7,521

Loss from discontinued operations, net of taxes	—	(52)
Net earnings	$15,402	$7,469

Basic and diluted earnings per share:
Earnings from continuing operations	$0.43	$0.21
Loss from discontinued operations	—	—
Net earnings	$0.43	$0.21

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	16 Weeks Ended
	April 18, 2020	April 20, 2019
Net earnings	$15,402	$7,469

Other comprehensive income, before tax
Pension and postretirement liability adjustment	106	79

Income tax expense related to items of other comprehensive income	(26)	(19)

Total other comprehensive income, after tax	80	60
Comprehensive income	$15,482	$7,529

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 28, 2019	36,351	$490,233	$(1,600)	$198,905	$687,538
Impact of adoption of new credit loss standard (ASU 2016-13)	—	—	—	(1,612)	(1,612)
Net earnings	—	—	—	15,402	15,402
Other comprehensive income	—	—	80	—	80
Dividends - $0.1925 per share	—	—	—	(6,997)	(6,997)
Share repurchase	(861)	(10,000)	—	—	(10,000)
Stock-based employee compensation	—	2,342	—	—	2,342
Issuances of common stock for stock bonus plan and associate stock purchase plan	21	291	—	—	291
Issuances of restricted stock	293	—	—	—	—
Cancellations of stock-based awards	(122)	(1,352)	—	—	(1,352)
Balance at April 18, 2020	35,682	$481,514	$(1,520)	$205,698	$685,692

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 29, 2018	35,952	$484,064	$(15,759)	$247,642	$715,947
Impact of adoption of new lease standard (ASU 2016-02)	—	—	—	(26,863)	(26,863)
Net earnings	—	—	—	7,469	7,469
Other comprehensive income	—	—	60	—	60
Dividends - $0.19 per share	—	—	—	(6,902)	(6,902)
Stock-based employee compensation	—	5,383	—	—	5,383
Issuances of common stock on stock option exercises and for stock bonus plan and associate stock purchase plan	30	452	—	—	452
Issuances of restricted stock	444	—	—	—	—
Cancellations of stock-based awards	(107)	(1,744)	—	—	(1,744)
Balance at April 20, 2019	36,319	$488,155	$(15,699)	$221,346	$693,802

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	16 Weeks Ended
	April 18, 2020	April 20, 2019
Cash flows from operating activities
Net earnings	$15,402	$7,469
Loss from discontinued operations, net of tax	—	52
Earnings from continuing operations	15,402	7,521
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	9,425	893
Depreciation and amortization	28,029	26,632
Non-cash rent	(1,823)	(2,555)
LIFO expense	1,583	1,425
Postretirement benefits (income) expense	(224)	948
Deferred taxes on income	3,068	4,396
Stock-based compensation expense	2,342	5,383
Postretirement benefit plan contributions	(255)	(130)
Loss (gain) on disposals of assets	3,911	(6,925)
Amortization of financing fees and other	631	769
Changes in operating assets and liabilities:
Accounts receivable	(73,854)	(27,069)
Inventories	18,957	(10,786)
Prepaid expenses and other assets	(5,725)	1,388
Accounts payable	122,168	20,077
Accrued payroll and benefits	11,569	(5,191)
Other accrued expenses and other liabilities	(5,908)	(3,257)
Net cash provided by operating activities	129,296	13,519
Cash flows from investing activities
Purchases of property and equipment	(17,893)	(16,006)
Net proceeds from the sale of assets	3,609	15,872
Acquisitions, net of cash acquired	—	(86,659)
Loans to customers	(612)	(1,233)
Payments from customers on loans	946	833
Other	(1)	(32)
Net cash used in investing activities	(13,951)	(87,225)
Cash flows from financing activities
Proceeds from senior secured revolving credit facility	332,155	435,769
Payments on senior secured revolving credit facility	(423,142)	(366,407)
Proceeds from other long-term debt	—	5,800
Repayment of other long-term debt and finance lease liabilities	(1,957)	(4,778)
Financing fees paid	(62)	(352)
Proceeds from resolution of acquisition contingencies	—	15,000
Share repurchase	(10,000)	—
Net payments related to stock-based award activities	(1,352)	(1,744)
Proceeds from exercise of stock options	—	181
Dividends paid	(13,904)	(6,902)
Net cash (used in) provided by financing activities	(118,262)	76,567
Cash flows from discontinued operations
Net cash used in operating activities	—	(86)
Net cash used in discontinued operations	—	(86)
Net (decrease) increase in cash and cash equivalents	(2,917)	2,775
Cash and cash equivalents at beginning of period	24,172	18,585
Cash and cash equivalents at end of period	$21,255	$21,360

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or “the Company”). Intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019.

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of April 18, 2020, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic. Due to the uncertainty of the magnitude and duration of the impacts of the COVID-19 pandemic, these estimates are inherently subject to judgment and actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the first quarter of 2020 and 2019 include the results of operations of the Company for the 16-week periods ended April 18, 2020 and April 20, 2019, respectively.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”. The ASU changed the impairment model for most financial assets and certain other instruments. The standard requires entities to use a forward-looking “expected loss” model that replaces the previous “incurred loss” model, which generally results in the earlier recognition of credit losses.

In the first quarter of 2020, the Company adopted this standard through the modified retrospective approach, with a cumulative-effect adjustment at the beginning of the fiscal year. As a result of the adoption, the Company has established revised processes and controls to estimate expected losses for trade and other receivables in accordance with the new standard. The Company’s process for estimating losses for trade and other receivables includes an evaluation of both historical collection experience and expectations for current credit risks based on several customer and environmental factors.

The adoption of the standard resulted in a transition adjustment to beginning of the year retained earnings of $2.2 million (gross of the deferred tax impact of $0.6 million). The transition adjustment relates to incremental trade and notes receivable allowances due to the earlier recognition of expected losses under the new standard of $1.9 million and $0.3 million, respectively. Changes in the balance of the allowance for doubtful accounts were as follows:

	Allowance for Doubtful Accounts
(In thousands)	Current Accounts and Notes Receivable	Long-term Notes Receivable	Total
Balance at December 28, 2019	$2,739	$233	$2,972
Impact of adoption of new credit loss standard (ASU 2016-13)	1,911	259	2,170
Provision for expected credit losses	365	—	365
Write-offs charged against the allowance	(249)	—	(249)
Balance at April 18, 2020	$4,766	$492	$5,258

The Company evaluated the effects of the COVID-19 pandemic in performing its quarterly evaluation of the adequacy of its allowance for doubtful accounts. While the duration and impact of these affects is uncertain, the Company did not deem it necessary to record incremental allowances for doubtful accounts as no additional credit exposure was identified.

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

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	16 Weeks Ended April 18, 2020
(In thousands)	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$451,321	$328,326	$340,296	$1,119,943
Fresh (b)	467,663	295,003	195,667	958,333
Non-food (c)	424,312	125,845	166,321	716,478
Fuel	—	33,000	—	33,000
Other	26,199	394	2,109	28,702
Total	$1,369,495	$782,568	$704,393	$2,856,456
Type of customers:
Individuals	$—	$782,333	$—	$782,333
Manufacturers, brokers and distributors	38,522	—	658,940	697,462
Retailers	1,309,422	—	43,344	1,352,766
Other	21,551	235	2,109	23,895
Total	$1,369,495	$782,568	$704,393	$2,856,456

	16 Weeks Ended April 20, 2019
(In thousands)	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$355,471	$270,773	$310,410	$936,654
Fresh (b)	428,768	262,947	197,022	888,737
Non-food (c)	362,994	126,395	162,056	651,445
Fuel	—	41,249	—	41,249
Other	22,005	403	1,882	24,290
Total	$1,169,238	$701,767	$671,370	$2,542,375
Type of customers:
Individuals	$—	$701,482	$—	$701,482
Manufacturers, brokers and distributors	60,711	—	642,636	703,347
Retailers	1,105,326	—	26,852	1,132,178
Other	3,201	285	1,882	5,368
Total	$1,169,238	$701,767	$671,370	$2,542,375

(a) Center store includes dry grocery, frozen and beverages.
(b) Fresh includes produce, meat, dairy, deli, bakery, prepared proteins, seafood and floral.
(c) Non-food includes general merchandise, health and beauty care, tobacco products and pharmacy.

Contract Assets and Liabilities

In the ordinary course of business, the Company may advance funds to certain independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. For volume-based arrangements, the Company estimates the amount of the advanced funds earned by the retailers based on the expected volume of purchases by the retailer and amortizes the advances as a reduction of the transaction price and revenue earned. Realizability of the advances, or collectability in event of default, is not assured and is dependent on the financial condition of the customer, economic and industry factors and the quality of the underlying collateral. No reserves related to the realizability or collectability of customer advances were necessary as of April 18, 2020. These advances are not considered contract assets under ASC 606 as they are not generated through the transfer of goods or services to the retailers. These advances are included in “Prepaid expenses and other current assets” or “Other assets, net” on the Company’s balance sheets.

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

Note 4 – Acquisitions

On December 31, 2018, the Company acquired all of the outstanding shares of Martin’s Super Markets, Inc. (“Martin’s”) for $86.7 million, net of $7.8 million of cash acquired. Acquired assets consist primarily of property and equipment of $55.0 million, intangible assets of $23.9 million, and working capital. Intangible assets are primarily composed of an indefinite-lived trade name of $20.6 million and pharmacy customer prescription lists of $3.1 million which are amortized over seven years. The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date based on preliminary estimates, which were subsequently finalized during the fourth quarter of 2019. No goodwill was recorded related to the acquisition. The Company incurred $0.9 million of merger/acquisition and integration costs related to the acquisition in the prior year quarter. The acquisition was funded with proceeds from the Company’s Credit Agreement.

Martin’s operates supermarkets in Northern Indiana and Southwest Michigan. Martin’s was an independent retailer and customer of the Company’s Food Distribution segment prior to the acquisition.

Note 5 – Goodwill and Other Intangible Assets

The Company has three reporting units; however, no goodwill exists within the Military or Retail reporting units. The carrying amount of goodwill recorded within the Food Distribution reporting unit was $181.0 million as of April 18, 2020 and December 28, 2019.

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

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and licenses for the sale of alcoholic beverages. The carrying amount of indefinite-lived intangible assets was $76.3 million as of April 18, 2020 and December 28, 2019.

Note 6 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for the 16-week period ended April 18, 2020. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Lease
	Ancillary
(In thousands)	Costs	Severance	Total
Balance at December 28, 2019	$4,971	$17	$4,988
Provision for closing charges	325	—	325
Provision for severance	—	2,198	2,198
Changes in estimates	68	—	68
Accretion expense	32	—	32
Payments	(814)	(17)	(831)
Balance at April 18, 2020	$4,582	$2,198	$6,780

Restructuring and asset impairment activity included in the condensed consolidated statements of earnings consisted of the following:

	16 Weeks Ended
	April 18,	April 20,
(In thousands)	2020	2019
Asset impairment charges (a)	$6,733	$100
Provision for closing charges	325	366
Gain on sales of assets related to closed facilities (b)	(90)	(6,923)
Provision for severance (c)	2,198	149
Other costs associated with site closures (d)	1,003	611
Changes in estimates (e)	68	35
	$10,237	$(5,662)

  (a)  Asset impairment charges in the current year were incurred primarily in the Food Distribution segment and primarily relate to the exit of the Fresh Cut business.

  (b)  Gain on sales of assets in the prior year primarily relate to the sale of a previously closed distribution center in the Food Distribution segment.

  (c)  Severance in the current year was related to the exit of the Fresh Cut business.

  (d)  Other costs primarily relate to the Fresh Cut and store closings in the current year, and a Food Distribution warehouse and store closings in the prior year.

  (e)  Changes in estimates primarily relate to revised estimates for turnover and other lease ancillary costs associated with previously closed locations, due to deterioration of the condition of certain properties.

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs. In connection primarily with the Company’s plan to exit the Fresh Cut operations, long-lived assets and definite-lived intangible assets were tested for recoverability. Long-lived assets with a book value of $29.1 million were measured at a fair value of $22.4 million, resulting in impairment charges of $6.7 million in 2020. Assets with a book value of $0.3 million were measured at a fair value of $0.2 million, resulting in an impairment charge of $0.1 million in 2019. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. The Company has evaluated assets held for sale as of April 18, 2020 and concluded that the Fresh Kitchen facility meets the requirements for held for sale classification. Assets classified as held for sale in the consolidated balance sheet are valued at the expected net proceeds.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. See Note 6 for discussion of the fair value measurements related to long-lived asset impairment charges. At April 18, 2020 and December 28, 2019 the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	April 18,	December 28,
(In thousands)	2020	2019
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$6,157	$6,349
Long-term debt and finance lease liabilities	596,100	687,659
Total book value of debt instruments	602,257	694,008
Fair value of debt instruments, excluding debt financing costs	606,561	700,631
Excess of fair value over book value	$4,304	$6,623

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

Note 9 – Associate Retirement Plans

During the 16-week period ended April 18, 2020, the Company recognized net periodic postretirement benefit costs of $0.2 million related to the SpartanNash Retiree Medical Plan (“Retiree Medical Plan”). The Company also realized a gain of $1.0 million related to a refund from the annuity provider associated with the final reconciliation of participant data of the terminated SpartanNash Company Pension Plan (“Pension Plan”). In addition to the remaining assets in the pension trust, these funds will be used to satisfy obligations associated with other qualified retirement programs. During the 16-week period ended April 20, 2019, the Company recognized net periodic pension expense of  $0.4 million and net periodic postretirement benefit costs of $0.1 million for the Pension Plan and Medical Plan, respectively. Substantially all of these amounts are included in Postretirement benefit expense (income) in the condensed consolidated statements of earnings.

The Company expects to make total contributions of $0.5 million in 2020 to the Retiree Medical Plan and has made $0.1 million in the first quarter. The Company’s retirement programs also include defined contribution plans providing contributory benefits, as well as executive compensation plans for a select group of management personnel and/or highly compensated associates.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are funded. The Company’s contributions during the 16-week periods ended April 18, 2020 and April 20, 2019 were $4.6 million and $4.8 million, respectively. See Note 8 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 10 – Income Taxes

The effective income tax rate was 0.2% and 25.9% for the 16 weeks ended April 18, 2020 and April 20, 2019, respectively. The difference from the federal statutory rate in the current year was primarily as a result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and federal tax credits, partially offset by state taxes and stock-based compensation. In the prior year, the difference from the federal statutory rate was primarily due to state taxes and stock-based compensation, partially offset by federal tax credits.

On March 27, 2020, the U.S. government enacted tax legislation to provide economic stimulus and support businesses and individuals during the COVID-19 pandemic, referred to as the CARES Act. In connection with initial analysis of the impact of the CARES Act, the Company recorded a net discrete income tax benefit of $4.3 million during the first quarter, associated with the additional deductibility of certain expenses combined with provisions which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act, where the federal statutory income tax rate was 35%.

Note 11 – Stock-Based Compensation

The Company has a shareholder-approved stock incentive plan (the “2015 Plan”) that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards to directors, officers and other key associates.

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	16 Weeks Ended
(In thousands)	April 18, 2020	April 20, 2019
Restricted stock	$2,342	$5,383
Income tax expense (benefit)	224	(866)
Stock-based compensation expense, net of tax	$2,566	$4,517

The following table summarizes activity in the 2015 Plan for the 16 weeks ended April 18, 2020:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Awards	Fair Value
Outstanding at December 28, 2019	$928,733	$20.28
Granted	292,884	12.43
Exercised/Vested	(361,446)	21.71
Cancelled/Forfeited	(15,757)	19.10
Outstanding at April 18, 2020	$844,414	$16.97

As of April 18, 2020, total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock incentive plan is $5.9 million and is expected to be recognized over a weighted average period of 2.7 years.

On May 20, 2020 the Company’s shareholders approved a new stock incentive plan (“the 2020 Plan”). The 2020 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, dividend equivalent rights, and other stock-based and stock-related awards to directors, employees, or contractors of the Company, as determined by the Compensation Committee of the Board of Directors. The number of shares of the Company’s common stock that may be issued under the 2020 Stock Plan consists of 1,635,000 newly reserved shares plus the 734,341 remaining shares available for grant under the 2015 Stock Plan.

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	16 Weeks Ended
(In thousands, except per share amounts)	April 18, 2020	April 20, 2019
Numerator:
Earnings from continuing operations	$15,402	$7,521
Adjustment for earnings attributable to participating securities	(385)	(183)
Earnings from continuing operations used in calculating earnings per share	$15,017	$7,338
Denominator:
Weighted average shares outstanding, including participating securities	36,172	36,121
Adjustment for participating securities	(904)	(878)
Shares used in calculating basic and diluted earnings per share	35,268	35,243
Basic and diluted earnings per share from continuing operations	$0.43	$0.21

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	16 Weeks Ended
(In thousands)	April 18, 2020	April 20, 2019
Non-cash financing activities:
Recognition of operating lease liabilities	$12,749	$4,609
Recognition of finance lease liabilities	1,192	—
Non-cash investing activities:
Capital expenditures included in accounts payable	4,643	3,466
Operating lease asset additions	12,749	4,609
Finance lease asset additions	1,192	—
Other supplemental cash flow information:
Cash paid for interest	8,187	11,718

Note 14 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Retail	Military	Total
16 Weeks Ended April 18, 2020
Net sales to external customers	$1,369,495	$782,568	$704,393	$2,856,456
Inter-segment sales	324,127	—	—	324,127
Restructuring charges and asset impairment	9,222	1,015	—	10,237
Depreciation and amortization	10,556	13,756	3,717	28,029
Operating earnings (loss)	11,390	12,645	(2,005)	22,030
Capital expenditures	7,019	9,594	1,280	17,893

16 Weeks Ended April 20, 2019
Net sales to external customers	$1,169,238	$701,767	$671,370	$2,542,375
Inter-segment sales	288,408	—	—	288,408
Merger/acquisition and integration	(130)	912	—	782
Restructuring (gains) charges and asset impairment	(6,343)	681	—	(5,662)
Depreciation and amortization	10,233	12,802	3,597	26,632
Operating earnings (loss)	24,592	(826)	(1,557)	22,209
Capital expenditures	4,249	10,615	1,142	16,006

	April 18,	December 28,
(In thousands)	2020	2019
Total Assets
Food Distribution	$1,143,165	$1,087,307
Retail	755,305	794,413
Military	415,745	390,799
Discontinued operations	—	3,090
Total	$2,314,215	$2,275,609

ITEM 1A. Risk Factors

There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended December 28, 2019, except for the following risk factor which should be considered in conjunction with those previously disclosed:

Disease outbreaks, such as the COVID-19 pandemic, could have an adverse impact on the Company's operations and financial results.

On March 11, 2020, the World Health Organization characterized coronavirus (COVID-19) as a pandemic, and on March 13, 2020 the President of the United States declared a national emergency relating to the disease. In addition to the President’s declaration, state and local authorities have recommended social distancing and have imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures are designed to protect the overall public health, they are expected to have material adverse impacts on domestic and foreign economies and may result in the United States entering a period of recession.

While the Company is an essential business and has seen significant increases in sales volume during the pandemic, its business may be negatively impacted by the several factors associated with the disease outbreak and the related effects on the retail grocery and wholesale distribution industries. These impacts may include:

•	Increased costs due to significant increases in customer traffic and demand for grocery products, and the corresponding inability to meet demand with the existing workforce or other assets;
•

Failure of third parties on which the Company relies, including its customers, suppliers, contractors, commercial banks and other business partners to meet their obligations to the Company, which may be caused by their own financial or operational challenges;

•

Supply chain risks due to significantly increased demand, including the availability of warehouse and transportation personnel and service providers or the inability to procure adequate quantities of certain goods;

•	Reduced workforce or temporary store and distribution center closures associated with the presence of COVID-19 infections among the Company’s associates; or
•

Inability to accurately forecast financial results due to the uncertainty associated with the short- and long-term effects on the U.S. economy, consumer behavior and the unknown duration of social distancing, quarantine or isolation measures or the lasting effects that may result after such mandates have been removed.

•	Increased and accelerated competition from alternative channels, including e-commerce retailers, due to a change in consumer behavior and continued social distancing.

Any of the foregoing factors, or other effects of the pandemic that are not currently foreseeable, may materially increase costs, negatively impact sales and damage the Company’s financial condition, results of operations, cash flows and its liquidity position.  The significance and duration of any such impacts are not possible to predict due to the overall uncertainty associated with the COVID-19 pandemic.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Forward-Looking Statements,” which appears at the beginning of this report, and the information in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Overview

SpartanNash, headquartered in Grand Rapids, Michigan, is a leading multi-regional grocery distributor and grocery retailer whose core businesses include distributing grocery products to a diverse group of independent and chain retailers, its corporate owned retail stores, military commissaries and exchanges in the United States, as well as operating a premier fresh produce distribution network. The Company operates three reportable business segments: Food Distribution, Retail and Military. The Company serves customers in all 50 states.

The Company’s Food Distribution segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to independent grocers, the Company’s corporate owned retail stores, national retailers, food service distributors, and other customers. The Food Distribution segment primarily conducts business in the Midwest and Southeast regions of the United States.

At the end of the first quarter, the Company’s Retail segment operated 155 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets, VG’s Grocery, D&W Fresh Market and Dan’s Supermarket. The Company also offers pharmacy services in 97 of its corporate owned retail stores and operates 37 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores. The Company’s Customer First strategy is focused on meeting changing customer needs and preferences through a data-based decision-making process, while also increasing customer satisfaction through quality service and convenience.

The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Bahrain, Djibouti and Egypt. The Company distributes grocery products to 160 military commissaries and over 400 exchanges and, together with its third-party partner, Coastal Pacific Food Distributors, represents the only delivery solution to service the Defense Commissary Agency (“DeCA”) worldwide. The Company is the exclusive worldwide supplier of private brand products to U.S. military commissaries and is continuing to partner with DeCA in the rollout of private brand products to military commissaries, which began during the second quarter of fiscal 2017.

All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. Fiscal 2020 will contain 53 weeks; therefore, the fourth quarter of fiscal 2020 will contain 13 weeks. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

In certain geographic areas, the Company’s sales and operating performance may vary with seasonality. Many stores are dependent on tourism and therefore, are most affected by seasons and weather patterns, including, but not limited to, the amount and timing of snowfall during the winter months and the range of temperature during the summer months. Travel restrictions and other effects of the COVID-19 pandemic may also impact the performance of these stores.

2020 First Quarter Highlights

The Company’s top priority for the first quarter of 2020 was the well-being and safety of its family of associates, customers and communities during the COVID-19 pandemic. SpartanNash is incredibly proud of its family of associates for their dedication to serve local customers and communities during this unprecedented time of need and respond to the dramatic increase in demand for food, pharmacy, household and personal care products.

The Company undertook numerous initiatives to protect and serve its associates and customers in response to the pandemic, including the following:

•	Installed sneeze guards at key points of customer interaction within retail stores as well as within distribution center receiving areas.
•	Purchased facemasks and gloves for all frontline associates working in retail stores and distribution centers.
•	Promoted social distancing through signs and floor markings throughout retail stores to remind guests and associates to remain six feet apart.
•	Reserved shopping times twice per week for store guests most at risk of contracting coronavirus, including seniors, pregnant women and immunocompromised individuals.
•

Dedicated additional Fast Lane resources to accommodate the significant increase in the number of customers shopping online as well as offered free, same-day home delivery of prescription medications, where available.

•	Instructed associates to take their temperature at home before coming onsite to a SpartanNash location, as well as onsite health status screenings for all associates upon arrival.
•	Suspended certain services within retail stores, including self-serve areas, bottle returns, and product returns in accordance with CDC recommendations.
•

Increased procedures for sanitizing high-touch surfaces within retail stores, such as shopping carts and baskets, food service counters, checkout lanes, conveyor belts, fuel pump handles, pin pads and touch screens at least every 30 minutes as well as installed sanitation stations. In distribution centers, increased fogging as well as sanitizing high-touch areas including time clocks, headsets and equipment controls at least every 30 minutes.

•

Provided more than 16,000 part- and full-time hourly frontline associates with weekly appreciation bonuses, as well as an additional $2 per hour for hours worked during times of significantly increased demand.

•	Increased the associate discount in its company-owned retail stores to 20 percent off for a set period of time.
•

Extended emergency leave benefits to ensure associates who are sick or are displaying symptoms of COVID-19 are able to remain off work until they have fully recovered. SpartanNash's expanded emergency leave time now provides up to an additional 80 hours of paid leave.

•

The Company continues to provide telemedicine visits, employee assistance programs for mental and physical wellbeing as well as childcare assistance, and prescription drug coverage. Telemedicine visits and COVID-19 testing fees have been waived since the onset of the pandemic.

•	Recruited and onboarded more than 3,000 new hires since the beginning of the pandemic to support current associates and provide career opportunities to displaced workers.

Key financial highlights related to the impact of COVID-19 and other actions undertaken by the Company include the following:

•

The Food Distribution segment generated sales growth of 9.5% prior to the impact of the COVID-19 pandemic through growth with existing customers.  Sales growth during the pandemic, the last 6 weeks of the quarter, was 29.7% and ended the quarter ahead of the prior year by 17.1%.

•

Retail comparable store sales, which exclude fuel, were on track to achieve the Company’s guidance of approximately flat and accelerated to an increase of 42.0% during the pandemic, ending the quarter at 15.6%.

•	The Military segment sales declined 3.2% prior to the impact of the COVID-19 pandemic. Sales growth during the pandemic was 18.1% and ended the quarter ahead of the prior year by 4.9%.
•	The Company continued to pay down debt and improve its leverage ratios through improved profitability and working capital reductions.
•

As a result of the loss of a significant customer, the Company made the decision to exit the Caito Fresh Cut operations. Wind down of the operations began in March 2020 and was complete as of the end of the first quarter. The Company incurred $10.6 million in asset impairment charges, severance costs and operating losses during the wind down period. The Company is working to sell the related facility and equipment.

•

During the first half of the quarter, the Company executed cost saving initiatives, which included a voluntary early retirement program, as well as a reduction-in-force. These actions are expected to result in longer-term cost savings, however resulted in $5.2 million in incremental expense in the quarter.

The Company has updated its outlook for the 53-week fiscal year ending January 2, 2021. The Company expects to continue to benefit from higher consumer food at home consumption related to COVID-19, however, the duration and magnitude of the impact are uncertain. As a result, although the Company believes that its sales for fiscal 2020 will materially exceed its initial 2020 guidance, the Company is unable to fully estimate the impact COVID-19 will have on the remainder of 2020. The Company has updated its annual outlook, originally provided on February 19, 2020, to reflect actual financial results experienced to-date, as well as expectations for the remainder of the fiscal year related to earnings trends. Specifically, these updates include incremental adjusted earnings per share from continuing operations for the COVID-19 impact experienced to-date, other first quarter earnings in excess of management’s initial guidance expectations, as well as the benefits associated with cost reduction initiatives and increased sales and earnings trends the Company was experiencing prior to the onset of the pandemic. The Company’s updated outlook for the second half of the year does not include any adjustment for future impacts from the COVID-19 pandemic. However, the Company currently anticipates any incremental costs related to COVID-19 will be more than offset by the improved food at home sales trend.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales		Percentage Change
	16 Weeks Ended		16 Weeks Ended
	April 18, 2020	April 20, 2019	April 18, 2020
Net sales	100.0	100.0	12.4
Gross profit	14.8	14.9	12.1
Selling, general and administrative	13.7	14.2	8.6
Merger/acquisition and integration	—	0.0	(100.0)
Restructuring charges (gains) and asset impairment	0.4	(0.2)	280.8
Operating earnings	0.8	0.9	(0.8)
Other expenses and income	0.2	0.5	(45.3)
Earnings before income taxes and discontinued operations	0.5	0.4	52.1
Income tax expense	0.0	0.1	(98.8)
Earnings from continuing operations	0.5	0.3	104.8
Loss from discontinued operations, net of taxes	—	(0.0)	100.0
Net earnings	0.5	0.3	106.2

Note: Certain totals do not sum due to rounding.

Net Sales – The following table presents net sales by segment and variances in net sales:

	16 Weeks Ended
(In thousands)	April 18, 2020	April 20, 2019	Variance
Food Distribution	$1,369,495	$1,169,238	$200,257
Retail	782,568	701,767	80,801
Military	704,393	671,370	33,023
Total net sales	$2,856,456	$2,542,375	$314,081

Net sales for the quarter ended April 18, 2020 (“first quarter”) increased $314.1 million, or 12.4%, to $2.86 billion from $2.54 billion in the quarter ended April 20, 2019 (“prior year quarter”). The increase was driven primarily by incremental sales related to a shift in consumer behavior associated with the COVID-19 pandemic, particularly for the last 6 weeks of the fiscal quarter, as well as growth with existing customers in the Food Distribution segment.

Food Distribution net sales increased $200.3 million, or 17.1%, to $1.37 billion in the first quarter from $1.17 billion in the prior year quarter due to incremental volume associated with the impact of COVID-19 as well as sales growth with existing customers.

Retail net sales increased $80.8 million, or 11.5%, to $782.6 million in the first quarter from $701.8 million in the prior year quarter. The increase in net sales was primarily due to incremental volume associated with the impact of COVID-19, as discussed above. Comparable store sales increased 15.6% for the quarter and were partially offset by the impact of lower fuel prices and store closures. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Military net sales increased $33.0 million, or 4.9%, to $704.4 million in the first quarter from $671.4 million in the prior year quarter. The increase from the prior year quarter was due to the increased volume resulting from the impact of the COVID-19 pandemic, partially offset by lower comparable sales at Defense Commissary Agency (“DeCA”) operated locations prior to the onset of the pandemic.

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

Gross profit increased $45.8 million, or 12.1%, to $423.6 million in the first quarter from $377.7 million in the prior year quarter. As a percent of net sales, gross profit was 14.8% compared to 14.9% in the prior year quarter. The first quarter change in gross margin was primarily driven by the increased sales volume.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation (to the extent not included in cost of sales), out-bound freight and other administrative expenses.

SG&A expenses increased to $391.3 million in the first quarter from $360.4 million in the prior year quarter, representing 13.7% of net sales in the first quarter compared to 14.2% in the prior year quarter. The decrease in expenses as a rate of sales compared to the prior year quarter was primarily due to improved operating leverage related to store labor and other operating expenses, as well as lower healthcare costs and stock compensation expense due to executive turnover and a shift in the timing of a portion of the 2020 stock award into the second quarter, partially offset by incremental incentive compensation expense related to improved overall company performance, incremental pay and bonuses for frontline associates, and severance costs associated with a voluntary early retirement program and a reduction-in-force.

Merger/Acquisition and Integration – Prior year quarter results included $0.8 million associated with the acquisition and integration of Martin’s Supermarkets in the prior year.

Restructuring Charges and Asset Impairment – First quarter results include net charges of $10.2 million and prior year quarter results included net gains of $5.7 million related to restructuring and asset impairment activity. The first quarter activity consists primarily of asset impairment charges and severance costs related to the Company’s Fresh Cut facility, as well as store closing charges. The prior year quarter includes gains on the sale of a previously closed distribution center, partially offset by store and distribution center closing charges.

Operating Earnings (Loss) – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss):

	16 Weeks Ended
(In thousands)	April 18, 2020	April 20, 2019	Variance
Food Distribution	$11,390	$24,592	$(13,202)
Retail	12,645	(826)	13,471
Military	(2,005)	(1,557)	(448)
Total operating earnings	$22,030	$22,209	$(179)

Operating earnings decreased $0.2 million, or 0.8% to $22.0 million in the first quarter from $22.2 million in the prior year quarter. The first quarter decrease was primarily attributable to higher restructuring and asset impairment charges, mostly offset by the impact of increased volume, as well as the compensation related items mentioned above.

Food Distribution operating earnings decreased $13.2 million, or 53.7%, to $11.4 million in the first quarter from $24.6 million in the prior year quarter. The exit of the Caito Fresh Cut business resulted in $11.1 million in asset impairment charges, severance costs, operating losses and other costs during the wind down period. Profitability within the Food Distribution segment benefited from the increase in sales volume and was impacted by the compensation related items mentioned above.

Retail operating earnings increased $13.5 million to $12.6 million in the first quarter from a $0.8 million loss in the prior year quarter. The increase in operating earnings was primarily attributable to the increase in sales volume, improvements in labor rates as a rate of sales and lower healthcare costs, partially offset by the compensation related items mentioned above.

Military operating loss increased $0.4 million to $2.0 million in the first quarter from $1.6 million in the prior year quarter. The first quarter increase was primarily attributable to higher incentive compensation costs, partially offset by the impact of the increase in sales volume.

Interest Expense – Interest expense decreased $4.2 million, or 35.7%, to $7.6 million in the first quarter from $11.9 million in the prior year quarter.  The decrease in interest expense for the quarter was due to rate decreases executed by the federal reserve during 2019 as well as during the first quarter of fiscal 2020 and, to a lesser extent, a decrease in the average debt balance.

Income Taxes – The effective income tax rates were 0.2% and 25.9% for the first quarter and prior year quarter, respectively. The difference from the federal statutory rate in the current year was primarily as a result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and federal tax credits, partially offset by state taxes and stock-based compensation. In the prior year, the difference from the federal statutory rate was primarily due to state taxes and stock-based compensation, partially offset by federal tax credits.

On March 27, 2020, the U.S. government enacted tax legislation to provide economic stimulus and support businesses and individuals during the COVID-19 pandemic, referred to as the CARES Act. In connection with initial analysis of the impact of the CARES Act, the Company recorded a net discrete income tax benefit of $4.3 million during the first quarter, associated with the additional deductibility of certain expenses combined with provisions which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act, where the federal statutory income tax rate was 35%.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude “Fresh Cut operating losses” subsequent to the decision to exit these operations during the first quarter, severance associated with cost reduction initiatives , and fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. Pension termination related to a refund from the annuity provider associated with the final reconciliation of participant data is excluded from adjusted earnings from continuing operations. These items are considered “non-operational” or “non-core” in nature. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude costs associated with the organizational realignment, which include significant changes to the Company’s management team. Also excluded are the fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. Pension termination costs, primarily related to non-operating settlement expense associated with the distribution of pension assets, are excluded from adjusted earnings from continuing operations, and to a lesser extent adjusted operating earnings.

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

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings (loss) for the 16 weeks ended April 18, 2020 and April 20, 2019.

	16 Weeks Ended
(In thousands)	April 18, 2020	April 20, 2019
Operating earnings	$22,030	$22,209
Adjustments:
Merger/acquisition and integration	—	782
Restructuring, asset impairment and other charges (gains)	10,237	(5,662)
Fresh Cut operating losses	2,262	—
Costs associated with Project One Team	493	4,618
Organizational realignment costs	—	858
Severance associated with cost reduction initiatives	5,156	362
Adjusted operating earnings	$40,178	$23,167
Reconciliation of operating earnings (loss) to adjusted operating earnings (loss) by segment:
Food Distribution:
Operating earnings	$11,390	$24,592
Adjustments:
Merger/acquisition and integration	—	(130)
Restructuring, asset impairment and other charges (gains)	9,222	(6,343)
Fresh Cut operating losses	2,262	—
Costs associated with Project One Team	265	2,448
Organizational realignment costs	—	455
Severance associated with cost reduction initiatives	3,180	324
Adjusted operating earnings	$26,319	$21,346
Retail:
Operating earnings (loss)	$12,645	$(826)
Adjustments:
Merger/acquisition and integration	—	912
Restructuring charges and asset impairment	1,015	681
Costs associated with Project One Team	164	1,570
Organizational realignment costs	—	292
Severance associated with cost reduction initiatives	1,451	29
Adjusted operating earnings	$15,275	$2,658
Military:
Operating loss	$(2,005)	$(1,557)
Adjustments:
Costs associated with Project One Team	64	600
Organizational realignment costs	—	111
Severance associated with cost reduction initiatives	525	9
Adjusted operating loss	$(1,416)	$(837)

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for the 16 weeks ended April 18, 2020 and April 20, 2019.

	16 Weeks Ended
	April 18, 2020		April 20, 2019
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Earnings from continuing operations	$15,402	$0.43	$7,521	$0.21
Adjustments:
Merger/acquisition and integration	—		782
Restructuring, asset impairment and other charges (gains)	10,237		(5,662)
Fresh Cut operating losses	2,262		—
Costs associated with Project One Team	493		4,618
Organizational realignment costs	—		858
Severance associated with cost reduction initiatives	5,156		362
Pension termination	(1,004)		353
Total adjustments	17,144		1,311
Income tax effect on adjustments (a)	(4,095)		(304)
Impact of CARES Act (b)	(4,345)		—
Total adjustments, net of taxes	8,704	0.24	1,007	0.03
Adjusted earnings from continuing operations	$24,106	$0.67	$8,528	$0.24
(a)	The income tax effect on adjustments is computed by applying the effective tax rate, before discrete tax items, to the total adjustments for the period.
(b)	Represents tax impacts attributable to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, primarily related to additional deductions and the utilization of net operating loss carryback.

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

Following is a reconciliation of net earnings to adjusted EBITDA for the 16 weeks ended April 18, 2020 and April 20, 2019.

	16 Weeks Ended
(In thousands)	April 18, 2020	April 20, 2019
Net earnings	$15,402	$7,469
Loss from discontinued operations, net of tax	—	52
Income tax expense	31	2,624
Other expenses, net	6,597	12,064
Operating earnings	22,030	22,209
Adjustments:
LIFO expense	1,583	1,425
Depreciation and amortization	27,656	26,632
Merger/acquisition and integration	—	782
Restructuring, asset impairment and other charges (gains)	10,237	(5,662)
Fresh Cut operating losses	2,262	—
Stock-based compensation	2,243	5,383
Non-cash rent	(1,594)	(1,918)
Costs associated with Project One Team	493	4,618
Organizational realignment costs	—	858
Severance associated with cost reduction initiatives	5,156	362
Loss (gain) on disposal of assets	3,911	(3)
Other non-cash charges (gains)	1	(17)
Adjusted EBITDA	$73,978	$54,669

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA by segment for the 16 weeks ended April 18, 2020 and April 20, 2019.

	16 Weeks Ended
(In thousands)	April 18, 2020	April 20, 2019
Food Distribution:
Operating earnings	$11,390	$24,592
Adjustments:
LIFO expense	794	703
Depreciation and amortization	10,183	10,233
Merger/acquisition and integration	—	(130)
Restructuring, asset impairment and other charges (gains)	9,222	(6,343)
Fresh Cut operating losses	2,262	—
Stock-based compensation	1,005	2,676
Non-cash rent	58	57
Costs associated with Project One Team	265	2,448
Organizational realignment costs	—	455
Severance associated with cost reduction initiatives	3,180	324
Loss (gain) on disposal of assets	2,140	(5)
Other non-cash gains	(1)	—
Adjusted EBITDA	$40,498	$35,010
Retail:
Operating earnings (loss)	$12,645	$(826)
Adjustments:
LIFO expense	343	344
Depreciation and amortization	13,756	12,802
Merger/acquisition and integration	—	912
Restructuring charges and asset impairment	1,015	681
Stock-based compensation	750	1,853
Non-cash rent	(1,534)	(1,853)
Costs associated with Project One Team	164	1,570
Organizational realignment costs	—	292
Severance associated with cost reduction initiatives	1,451	29
Loss on disposal of assets	1,805	36
Other non-cash gains	—	(22)
Adjusted EBITDA	$30,395	$15,818
Military:
Operating loss	$(2,005)	$(1,557)
Adjustments:
LIFO expense	446	378
Depreciation and amortization	3,717	3,597
Stock-based compensation	488	854
Non-cash rent	(118)	(122)
Costs associated with Project One Team	64	600
Organizational realignment costs	—	111
Severance associated with cost reduction initiatives	525	9
Gain on disposal of assets	(34)	(34)
Other non-cash charges	2	5
Adjusted EBITDA	$3,085	$3,841

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	16 Weeks Ended
(In thousands)	April 18, 2020	April 20, 2019
Cash flow activities
Net cash provided by operating activities	$129,296	$13,519
Net cash used in investing activities	(13,951)	(87,225)
Net cash (used in) provided by financing activities	(118,262)	76,567
Net cash used in discontinued operations	—	(86)
Net (decrease) increase in cash and cash equivalents	(2,917)	2,775
Cash and cash equivalents at beginning of the period	24,172	18,585
Cash and cash equivalents at end of the period	$21,255	$21,360

Net cash provided by operating activities. Net cash provided by operating activities increased during the current year-to-date period from the prior year-to-date period by approximately $115.8 million and was primarily due to an increase in cash generated from earnings and changes in working capital largely associated with the COVID-19 pandemic.

Net cash used in investing activities. Net cash used in investing activities decreased $73.3 million in the current year compared to the prior year primarily due to the acquisition of Martin’s in the prior year.

Capital expenditures were $17.9 in the current year compared to $16.0 million in the prior year. The Company expects full fiscal year 2020 capital expenditures to range from $80.0 million to $90.0 million. The Food Distribution, Retail and Military segments utilized 39.2%, 53.6% and 7.2% of capital expenditures, respectively, in the current year.

Net cash used in financing activities. Net cash used in financing activities increased $194.8 million in the current year compared to the prior year primarily due to payment of debt balances in the current year, which were funded from cash provided by operating activities, and borrowings to fund the Martin’s acquisition in the prior year.

Debt Management

Total debt, including finance lease liabilities, was $597.3 million and $688.6 million as of April 18, 2020 and December 28, 2019, respectively. The decrease in total debt was due to increased payments from cash provided by operating activities.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of April 18, 2020, the senior secured credit facility had outstanding borrowings of $549.4 million. Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $317.2 million at April 18, 2020. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $11.7 million were outstanding as of April 18, 2020. The credit facility matures December 18, 2023 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.54-to-1 at April 18, 2020 compared to 1.76-to-1 at December 28, 2019, and its investment in working capital was $368.9 million at April 18, 2020 compared to $431.5 million at December 28, 2019. Net debt to total capital ratio was 0.46-to-1 at April 18, 2020 compared to 0.49-to-1 at December 28, 2019.

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

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of April 18, 2020 and December 28, 2019.

	April 18,	December 28,
(In thousands)	2020	2019
Current portion of long-term debt and finance lease liabilities	$6,157	$6,349
Long-term debt and finance lease liabilities	591,097	682,204
Total debt	597,254	688,553
Cash and cash equivalents	(21,255)	(24,172)
Net long-term debt	$575,999	$664,381

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. At April 18, 2020, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the quarter ended April 18, 2020, the Company declared $7.0 million quarterly dividends and returned $10.0 million to shareholders in the form of share repurchases. A 1.3% increase in the quarterly dividend rate from $0.19 per share to $0.1925 per share was approved by the Board of Directors and announced on February 27, 2020. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond April 18, 2020. These commitments consist primarily of purchase commitments (as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019), standby letters of credit of $11.7 million as of April 18, 2020, and interest on long-term debt and finance lease liabilities.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Item 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 should be reviewed as they are integral to the understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors. The accompanying financial statements are prepared using the same critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Recently Issued Accounting Standards

Refer to Note 2 in the notes to the condensed consolidated financial statements for further information.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of April 18, 2020 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Interim Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the fourth quarter of 2019 and the first quarter of 2020 there were no changes in SpartanNash’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting. In response to the COVID-19 pandemic, many of the Company’s associates began working from home during the first quarter of 2020.  Management has taken measures to ensure that our internal controls over financial reporting remained effective and were not materially affected during this period.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 16-week period ended April 18, 2020. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. For the first quarter of 2020, all employee transactions related to shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares.

During the fourth quarter of 2017, the Board authorized a publicly announced $50 million share repurchase program, expiring in 2022. There were $10.0 million of share repurchases made under this program during the first quarter of 2020. At April 18, 2020, $35.0 million remains available under the program.

		Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
December 30, 2019 - January 25, 2020
Employee Transactions	—	$—
Repurchase Program	—	$—
January 26 - February 22, 2020
Employee Transactions	—	$—
Repurchase Program	—	$—
February 23 - March 21, 2020
Employee Transactions	87,897	$12.43
Repurchase Program	704,723	$11.30
March 21 - April 18, 2020
Employee Transactions	18,768	$13.85
Repurchase Program	156,029	$13.04
Total for quarter ended April 18, 2020
Employee Transactions	106,665	$12.68
Repurchase Program	860,752	$11.62

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

10.1	Form of Restricted Stock Award to Non-Employee Directors.

10.2	Form of Restricted Stock Award to Executive Officers.

10.3	2020 Long-Term Incentive Plan Document.

10.4	2020 Annual Cash Incentive Plan Document.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 18, 2020, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: May 28, 2020	By	/s/ Mark E. Shamber
Mark E. Shamber Executive Vice President and Chief Financial Officer