Form 10-Q
period 2020-07-11
SpartanNash Co
filed 2020-08-13
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 11, 2020.

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

As of August 11, 2020, the registrant had 35,833,252 outstanding shares of common stock, no par value.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	July 11,	December 28,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$34,645	$24,172
Accounts and notes receivable, net	374,394	345,320
Inventories, net	552,379	537,212
Prepaid expenses and other current assets	75,219	58,775
Property and equipment held for sale	22,038	31,203
Total current assets	1,058,675	996,682

Property and equipment, net	562,806	615,816
Goodwill	181,035	181,035
Intangible assets, net	127,320	130,434
Operating lease assets	266,765	268,982
Other assets, net	99,948	82,660

Total assets	$2,296,549	$2,275,609

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$489,412	$405,370
Accrued payroll and benefits	84,444	59,680
Other accrued expenses	54,629	51,295
Current portion of operating lease liabilities	43,398	42,440
Current portion of long-term debt and finance lease liabilities	5,489	6,349
Total current liabilities	677,372	565,134

Long-term liabilities
Deferred income taxes	57,681	43,111
Operating lease liabilities	260,770	267,350
Other long-term liabilities	39,269	30,272
Long-term debt and finance lease liabilities	552,206	682,204
Total long-term liabilities	909,926	1,022,937

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 35,842 and 36,351 shares outstanding	483,484	490,233
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(1,500)	(1,600)
Retained earnings	227,267	198,905
Total shareholders’ equity	709,251	687,538

Total liabilities and shareholders’ equity	$2,296,549	$2,275,609

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Net sales	$2,184,101	$1,995,929	$5,040,557	$4,538,304
Cost of sales	1,845,727	1,706,922	4,278,616	3,871,568
Gross profit	338,374	289,007	761,941	666,736

Operating expenses
Selling, general and administrative	300,727	266,474	692,027	626,874
Merger/acquisition and integration	—	582	—	1,364
Restructuring charges and asset impairment	3,675	14,581	13,912	8,919
Total operating expenses	304,402	281,637	705,939	637,157

Operating earnings	33,972	7,370	56,002	29,579

Other expenses and (income)
Interest expense	3,650	8,696	11,288	20,577
Postretirement benefit expense (income)	101	8,821	(698)	9,456
Other, net	(164)	(439)	(406)	(891)
Total other expenses, net	3,587	17,078	10,184	29,142

Earnings (loss) before income taxes and discontinued operations	30,385	(9,708)	45,818	437
Income tax expense (benefit)	1,918	(2,941)	1,949	(317)
Earnings (loss) from continuing operations	28,467	(6,767)	43,869	754

Loss from discontinued operations, net of taxes	—	(47)	—	(99)
Net earnings (loss)	$28,467	$(6,814)	$43,869	$655

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.80	$(0.19)	$1.22	$0.02
Loss from discontinued operations	—	—	—	—
Net earnings (loss)	$0.80	$(0.19)	$1.22	$0.02

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Net earnings (loss)	$28,467	$(6,814)	$43,869	$655

Other comprehensive income, before tax
Pension and postretirement liability adjustment	27	8,937	133	9,016

Income tax expense related to items of other comprehensive income	(7)	(2,170)	(33)	(2,189)

Total other comprehensive income, after tax	20	6,767	100	6,827
Comprehensive income (loss)	$28,487	$(47)	$43,969	$7,482

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Loss	Earnings	Total
Balance at December 28, 2019	36,351	$490,233	$(1,600)	$198,905	$687,538
Impact of adoption of new credit loss standard (ASU 2016-13)	—	—	—	(1,612)	(1,612)
Net earnings	—	—	—	15,402	15,402
Other comprehensive income	—	—	80	—	80
Dividends - $0.1925 per share	—	—	—	(6,997)	(6,997)
Share repurchase	(861)	(10,000)	—	—	(10,000)
Stock-based employee compensation	—	2,342	—	—	2,342
Issuances of common stock for stock bonus plan and associate stock purchase plan	21	291	—	—	291
Issuance of restricted stock	293	—	—	—	—
Cancellations of stock-based awards	(122)	(1,352)	—	—	(1,352)
Balance at April 18, 2020	35,682	$481,514	$(1,520)	$205,698	$685,692
Net earnings	—	—	—	28,467	28,467
Other comprehensive income	—	—	20	—	20
Dividends - $0.1925 per share	—	—	—	(6,898)	(6,898)
Stock-based employee compensation	—	1,904	—	—	1,904
Issuance of common stock for associate stock purchase plan	6	100	—	—	100
Issuance of restricted stock	159	—	—	—	—
Cancellations of stock-based awards	(5)	(34)	—	—	(34)
Balance at July 11, 2020	35,842	$483,484	$(1,500)	$227,267	$709,251

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Loss	Earnings	Total
Balance at December 29, 2018	35,952	$484,064	$(15,759)	$247,642	$715,947
Impact of adoption of new lease standard (ASU 2016-02)	—	—	—	(26,863)	(26,863)
Net earnings	—	—	—	7,469	7,469
Other comprehensive income	—	—	60	—	60
Dividends - $0.19 per share	—	—	—	(6,902)	(6,902)
Stock-based employee compensation	—	5,383	—	—	5,383
Issuances of common stock on stock option exercises and for stock bonus plan and associate stock purchase plan	30	452	—	—	452
Issuance of restricted stock	444	—	—	—	—
Cancellations of stock-based awards	(107)	(1,744)	—	—	(1,744)
Balance at April 20, 2019	36,319	$488,155	$(15,699)	$221,346	$693,802
Net loss	—	—	—	(6,814)	(6,814)
Other comprehensive income	—	—	6,767	—	6,767
Dividends - $0.19 per share	—	—	—	(6,902)	(6,902)
Stock-based employee compensation	—	715	—	—	715
Issuance of common stock for associate stock purchase plan	8	99	—	—	99
Issuance of restricted stock	22	—	—	—	—
Cancellations of stock-based awards	(15)	(22)	—	—	(22)
Balance at July 13, 2019	36,334	$488,947	$(8,932)	$207,630	$687,645

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	28 Weeks Ended
	July 11, 2020	July 13, 2019
Cash flows from operating activities
Net earnings	$43,869	$655
Loss from discontinued operations, net of tax	—	99
Earnings from continuing operations	43,869	754
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	12,323	15,226
Depreciation and amortization	48,126	47,161
Non-cash rent	(3,618)	(4,202)
LIFO expense	2,771	2,493
Pension settlement expense	—	8,877
Postretirement benefits (income) expense	52	(1,092)
Deferred taxes on income	(2,100)	2,509
Stock-based compensation expense	4,246	6,098
Postretirement benefit plan contributions	(355)	(231)
Loss (gain) on disposals of assets	3,368	(6,863)
Amortization of financing fees and other	1,109	1,335
Changes in operating assets and liabilities:
Accounts receivable	(30,576)	(15,480)
Inventories	(18,218)	12,755
Prepaid expenses and other assets	(7,207)	(41)
Accounts payable	104,957	37,216
Accrued payroll and benefits	31,633	(8,348)
Other accrued expenses and other liabilities	7,868	5,669
Net cash provided by operating activities	198,248	103,836
Cash flows from investing activities
Purchases of property and equipment	(30,609)	(31,771)
Net proceeds from the sale of assets	8,002	16,129
Acquisitions, net of cash acquired	—	(86,659)
Loans to customers	(822)	(2,292)
Payments from customers on loans	1,592	2,034
Other	(7)	(50)
Net cash used in investing activities	(21,844)	(102,609)
Cash flows from financing activities
Proceeds from senior secured revolving credit facility	675,806	623,276
Payments on senior secured revolving credit facility	(805,621)	(618,180)
Proceeds from other long-term debt	—	5,800
Repayment of other long-term debt and finance lease liabilities	(3,774)	(9,758)
Financing fees paid	(182)	(482)
Proceeds from resolution of acquisition contingencies	—	15,000
Share repurchase	(10,000)	—
Net payments related to stock-based award activities	(1,389)	(1,766)
Proceeds from exercise of stock options	—	181
Dividends paid	(20,771)	(13,804)
Net cash (used in) provided by financing activities	(165,931)	267
Net cash used in discontinued operations	—	(130)
Net increase in cash and cash equivalents	10,473	1,364
Cash and cash equivalents at beginning of period	24,172	18,585
Cash and cash equivalents at end of period	$34,645	$19,949

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of July 11, 2020, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic. Due to the uncertainty of the magnitude and duration of the impacts of the COVID-19 pandemic, these estimates are inherently subject to judgment and actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the second quarter and year-to-date periods of 2020 and 2019 include the results of operations of the Company for the 12- and 28-week periods ended July 11, 2020 and July 13, 2019, respectively.

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

	Allowance for Doubtful Accounts
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 28, 2019	$2,739	$233	$2,972
Impact of adoption of new credit loss standard (ASU 2016-13)	1,911	259	2,170
Provision for expected credit losses	419	—	419
Write-offs charged against the allowance	(206)	(121)	(327)
Balance at July 11, 2020	$4,863	$371	$5,234

The Company has evaluated the effects of the COVID-19 pandemic in performing its quarterly evaluations of the adequacy of the allowance for doubtful accounts. While the duration and impact of these affects is uncertain, the Company did not deem it necessary to record incremental allowances for doubtful accounts as no additional credit exposures were identified.

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

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	12 Weeks Ended July 11, 2020				28 Weeks Ended July 11, 2020
(In thousands)	Food Distribution	Retail	Military	Total	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$359,025	$263,677	$223,463	$846,165	$810,347	$592,003	$563,759	$1,966,109
Fresh (b)	382,255	250,127	138,451	770,833	849,918	545,130	334,118	1,729,166
Non-food (c)	331,094	95,451	97,248	523,793	755,406	221,296	263,569	1,240,271
Fuel	—	21,640	—	21,640	—	54,640	—	54,640
Other	17,487	362	3,821	21,670	43,686	755	5,930	50,371
Total	$1,089,861	$631,257	$462,983	$2,184,101	$2,459,357	$1,413,824	$1,167,376	$5,040,557
Type of customers:
Individuals	$—	$631,040	$—	$631,040	$—	$1,413,373	$—	$1,413,373
Manufacturers, brokers and distributors	12,654	—	429,257	441,911	51,177	—	1,088,197	1,139,374
Retailers	1,062,021	—	29,905	1,091,926	2,371,443	—	73,249	2,444,692
Other	15,186	217	3,821	19,224	36,737	451	5,930	43,118
Total	$1,089,861	$631,257	$462,983	$2,184,101	$2,459,357	$1,413,824	$1,167,376	$5,040,557

	12 Weeks Ended July 13, 2019				28 Weeks Ended July 13, 2019
(In thousands)	Food Distribution	Retail	Military	Total	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$268,299	$219,753	$226,031	$714,083	$623,770	$490,526	$536,441	$1,650,737
Fresh (b)	343,853	218,942	146,201	708,996	772,621	481,889	343,223	1,597,733
Non-food (c)	303,043	92,618	116,574	512,235	666,037	219,013	278,630	1,163,680
Fuel	—	38,336	—	38,336	—	79,585	—	79,585
Other	20,188	326	1,765	22,279	42,193	729	3,647	46,569
Total	$935,383	$569,975	$490,571	$1,995,929	$2,104,621	$1,271,742	$1,161,941	$4,538,304
Type of customers:
Individuals	$—	$569,792	$—	$569,792	$—	$1,271,274	$—	$1,271,274
Manufacturers, brokers and distributors	41,196	—	468,242	509,438	101,907	—	1,110,878	1,212,785
Retailers	877,685	—	20,564	898,249	1,969,160	—	47,416	2,016,576
Other	16,502	183	1,765	18,450	33,554	468	3,647	37,669
Total	$935,383	$569,975	$490,571	$1,995,929	$2,104,621	$1,271,742	$1,161,941	$4,538,304

(a) Center store includes dry grocery, frozen and beverages.
(b) Fresh includes produce, meat, dairy, deli, bakery, prepared proteins, seafood and floral.
(c) Non-food includes general merchandise, health and beauty care, tobacco products and pharmacy.

Contract Assets and Liabilities

In the ordinary course of business, the Company may advance funds to certain independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. For volume-based arrangements, the Company estimates the amount of the advanced funds earned by the retailers based on the expected volume of purchases by the retailer and amortizes the advances as a reduction of the transaction price and revenue earned. Realizability of the advances, or collectability in event of default, is not assured and is dependent on the financial condition of the customer, economic and industry factors and the quality of the underlying collateral. No reserves related to the realizability or collectability of customer advances were necessary as of July 11, 2020. These advances are not considered contract assets under ASC 606 as they are not generated through the transfer of goods or services to the retailers. These advances are included in “Prepaid expenses and other current assets” or “Other assets, net” on the Company’s balance sheets.

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

Note 4 – Acquisitions

On December 31, 2018, the Company acquired all of the outstanding shares of Martin’s Super Markets, Inc. (“Martin’s”) for $86.7 million, net of $7.8 million of cash acquired. Acquired assets consist primarily of property and equipment of $55.0 million, intangible assets of $23.9 million, and working capital. Intangible assets are primarily composed of an indefinite-lived trade name of $20.6 million and pharmacy customer prescription lists of $3.1 million which are amortized over seven years. The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date based on preliminary estimates, which were subsequently finalized during the fourth quarter of 2019. No goodwill was recorded related to the acquisition. The Company incurred $1.2 million of merger/acquisition and integration costs related to the acquisition in the prior year-to-date period. The acquisition was funded with proceeds from the Company’s Credit Agreement.

Martin’s operates supermarkets in Northern Indiana and Southwest Michigan. Martin’s was an independent retailer and customer of the Company’s Food Distribution segment prior to the acquisition.

Note 5 – Goodwill and Other Intangible Assets

The Company has three reporting units; however, no goodwill exists within the Retail or Military reporting units. The carrying amount of goodwill recorded within the Food Distribution reporting unit was $181.0 million as of July 11, 2020 and December 28, 2019.

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

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and licenses for the sale of alcoholic beverages. The carrying amount of indefinite-lived intangible assets was $76.3 million as of July 11, 2020 and December 28, 2019.

Note 6 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for the 28-week period ended July 11, 2020. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Reserves for Closed Properties
	Lease
	Ancillary
(In thousands)	Costs	Severance	Total
Balance at December 28, 2019	$4,971	$17	$4,988
Provision for closing charges	325	—	325
Provision for severance	—	2,205	2,205
Changes in estimates	122	—	122
Accretion expense	65	—	65
Payments	(1,412)	(1,411)	(2,823)
Balance at July 11, 2020	$4,071	$811	$4,882

Restructuring and asset impairment activity included in the condensed consolidated statements of operations consisted of the following:

	12 Weeks Ended		28 Weeks Ended
	July 11,	July 13,	July 11,	July 13,
(In thousands)	2020	2019	2020	2019
Asset impairment charges (a)	$2,911	$13,966	$9,643	$14,066
Charge on customer advance (b)	—	1,941	—	1,941
Provision for closing charges	—	177	325	543
Loss (gain) on sales of assets related to closed facilities (c)	59	20	(31)	(6,902)
Provision for severance (d)	8	—	2,205	149
Other costs associated with site closures (e)	642	365	1,648	975
Changes in estimates (f)	55	(246)	122	(211)
Lease termination adjustments	—	(1,642)	—	(1,642)
	$3,675	$14,581	$13,912	$8,919

(a)  Asset impairment charges in the current year were incurred primarily in the Food Distribution segment and relate to the exit of the Fresh Cut business and the sale of certain equipment assets of the previously closed Fresh Kitchen facility, which totaled $9.9 million. These impairments were partially offset by recoveries of $0.3 million related to the re-opening of a previously impaired distribution center. In the prior year, charges primarily relate to the repositioning of the Fresh Production operations within the Food Distribution segment.

(b)  The charge on the customer advance relates to an advance to an independent retailer customer which was not fully recoverable.

(c)  Gain on sales of assets in the prior year primarily relates to the sale of a previously closed distribution center in the Food Distribution segment.

(d)  Severance in the current year was related to the exit of the Fresh Cut business.

(e)  Other costs primarily relate to the Fresh Cut and store closings in the current year, and a Food Distribution warehouse and store closings in the prior year.

(f)  Changes in estimates primarily relate to revised estimates for turnover and other lease ancillary costs associated with previously closed locations, due to deterioration of the condition of certain properties.

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs. In connection primarily with the Company’s exit of the Fresh Cut operations and planned sales of certain Fresh Kitchen equipment assets in the current year, long-lived assets and definite-lived intangible assets were tested for recoverability. Long-lived assets with a book value of $32.7 million were measured at a fair value of $22.8 million, resulting in impairment charges of $9.9 million in 2020. Assets with a book value of $0.3 million were measured at a fair value of $0.2 million, resulting in an impairment charge of $0.1 million in 2019. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers.

In the second quarter of 2019 the Company announced a plan to reposition the Caito Fresh Production operations and to close the Fresh Kitchen. As a result of this plan, the Company evaluated the related indefinite-lived trade name and long-lived assets for potential impairment. The indefinite-lived trade name with a book value of $35.5 million was measured at a fair value of $21.5 million, resulting in an impairment charge of $14.0 million. During this test, the Company concluded the long-lived assets were not impaired. Indefinite lived intangible assets are tested for impairment at least annually, and as needed if an indicator of potential impairment exists. Indefinite lived intangible assets are measured at fair value using Level 3 inputs under the fair value hierarchy, as further described in Note 7 – Fair Value Measurements. Fair value of indefinite-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance and, in the case of indefinite-lived trade name assets, estimated royalty rates. The Company has evaluated assets held for sale as of July 11, 2020 and concluded that the Fresh Kitchen facility meets the requirements for held for sale classification. Assets classified as held for sale in the consolidated balance sheet are valued at the expected net proceeds and are evaluated each quarter, resulting in the impairment of equipment described in the section above.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. See Note 6 for discussion of the fair value measurements related to long- or indefinite-lived asset impairment charges. At July 11, 2020 and December 28, 2019 the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	July 11,	December 28,
(In thousands)	2020	2019
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$5,489	$6,349
Long-term debt and finance lease liabilities	556,939	687,659
Total book value of debt instruments	562,428	694,008
Fair value of debt instruments, excluding debt financing costs	565,007	700,631
Excess of fair value over book value	$2,579	$6,623

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

Note 9 – Associate Retirement Plans

During the 12- and 28-week periods ended July 11, 2020, the Company recognized net periodic postretirement benefit costs of $0.1 million and $0.3 million, respectively, related to the SpartanNash Retiree Medical Plan (“Retiree Medical Plan”). The Company also realized a gain of $1.0 million in the 28-week period ended July 11, 2020 related to a refund from the annuity provider associated with the final reconciliation of participant data of the terminated SpartanNash Company Pension Plan (“Pension Plan”). In addition to the other remaining assets in the pension trust, these funds will be used to satisfy obligations associated with other qualified retirement programs. During the 12- and 28-week periods ended July 13, 2019, the Company recognized net periodic pension expense of $8.8 million and $9.2 million, respectively, related to the Pension Plan and net periodic postretirement benefit costs of $0.1 million and $0.2 million, respectively, for the Retiree Medical Plan. Substantially all of these amounts are included in Postretirement benefit expense (income) in the condensed consolidated statements of operations.

The Company expects to make total contributions of approximately $0.5 million in 2020 to the Retiree Medical Plan and has made $0.2 million in the year-to-date period. The Company’s retirement programs also include defined contribution plans providing contributory benefits, as well as executive compensation plans for a select group of management personnel and/or highly compensated associates.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company’s contributions during the 12-week periods ended July 11, 2020 and July 13, 2019 were $3.5 million and $3.4 million, respectively. The Company’s contributions during the 28-week periods ended July 11, 2020 and July 13, 2019 were $8.1 million and $8.2 million, respectively. See Note 8 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 10 – Income Taxes

The effective income tax rate was 6.3% and 30.3% for the 12 weeks ended July 11, 2020 and July 13, 2019, respectively. The effective income tax rate was 4.3% and -72.5% for the 28 weeks ended July 11, 2020 and July 13, 2019, respectively. The difference from the federal statutory rate in the current year was primarily the result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, and related tax planning, as well as federal tax credits, partially offset by state taxes and stock-based compensation. In the prior year, the difference from the federal statutory rate was primarily due to significant discrete book losses and impairments with corresponding tax effects which occurred during the quarter and changed the year-to-date tax rate.

On March 27, 2020, the U.S. government enacted tax legislation to provide economic stimulus and support businesses and individuals during the COVID-19 pandemic, referred to as the CARES Act. In connection with initial analysis of the impact of the CARES Act, the Company recorded a net discrete income tax benefit of $4.3 million during the first quarter of 2020, associated with the additional deductibility of certain expenses combined with provisions which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act (“Tax Reform”), where the federal statutory income tax rate was 35%. Further analysis of the timing of the deduction of certain expenses, which may also be carried back to years prior to Tax Reform, resulted in recording an additional discrete income tax benefit of $5.2 million in the second quarter of 2020.

Note 11 – Stock-Based Compensation

The Company previously sponsored a shareholder-approved stock incentive plan (the “2015 Plan”) that provided for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards to directors, officers and other key associates. On May 20, 2020, the Company’s shareholders approved a new stock incentive plan (“the 2020 Plan”). The 2020 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, dividend equivalent rights, and other stock-based and stock-related awards to directors, employees, or contractors of the Company, as determined by the Compensation Committee of the Board of Directors. The 2020 Plan provides for 1,635,000 newly reserved shares plus 736,578 shares previously available for grant under the 2015 Plan.

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and related tax impacts were as follows:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Restricted stock	$1,904	$715	$4,246	$6,098
Income tax expense (benefit)	(480)	(178)	(259)	(970)
Stock-based compensation expense, net of tax	$1,424	$537	$3,987	$5,128

The following table summarizes activity in the Plans for the 28 weeks ended July 11, 2020:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Awards	Fair Value
Outstanding at December 28, 2019	$928,733	$20.28
Granted	451,472	15.58
Vested	(366,134)	21.84
Cancelled/Forfeited	(17,994)	18.57
Outstanding at July 11, 2020	$996,077	$17.61

As of July 11, 2020, total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock incentive plan is $7.3 million and is expected to be recognized over a weighted average period of 2.8 years.

Note 12 – Earnings (Loss) Per Share

Outstanding nonvested restricted stock awards under the 2015 Plan contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. Awards under the 2020 Plan do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities. The dilutive impact of these awards is presented below, as applicable. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	12 Weeks Ended		28 Weeks Ended
(In thousands, except per share amounts)	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Numerator:
Earnings (loss) from continuing operations	$28,467	$(6,767)	$43,869	$754
Adjustment for earnings (loss) attributable to participating securities	(670)	172	(1,070)	(19)
Earnings (loss) from continuing operations used in calculating earnings per share	$27,797	$(6,595)	$42,799	$735
Denominator:
Weighted average shares outstanding, including participating securities	35,706	36,323	35,972	36,208
Adjustment for participating securities	(840)	(921)	(877)	(897)
Shares used in calculating basic earnings per share	34,866	35,402	35,095	35,311
Effect of dilutive restricted stock awards	1	—	—	—
Shares used in calculating diluted earnings per share	34,867	35,402	35,095	35,311
Basic earnings (loss) per share from continuing operations	$0.80	$(0.19)	$1.22	$0.02
Diluted earnings (loss) per share from continuing operations	$0.80	$(0.19)	$1.22	$0.02

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	28 Weeks Ended
(In thousands)	July 11, 2020	July 13, 2019
Non-cash financing activities:
Recognition of operating lease liabilities	$19,952	$19,300
Recognition of finance lease liabilities	2,009	—
Non-cash investing activities:
Capital expenditures included in accounts payable	2,072	2,269
Operating lease asset additions	19,952	19,300
Finance lease asset additions	2,009	—
Non-cash financing activities:
Dividends declared but unpaid	31	—
Other supplemental cash flow information:
Cash paid for interest	10,572	20,642

Note 14 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Retail	Military	Total
12 Weeks Ended July 11, 2020
Net sales to external customers	$1,089,861	$631,257	$462,983	$2,184,101
Inter-segment sales	273,892	—	—	273,892
Restructuring charges and asset impairment	3,462	213	—	3,675
Depreciation and amortization	6,965	10,325	2,807	20,097
Operating earnings (loss)	14,409	24,453	(4,890)	33,972
Capital expenditures	4,377	5,596	2,743	12,716

12 Weeks Ended July 13, 2019
Net sales to external customers	$935,383	$569,975	$490,571	$1,995,929
Inter-segment sales	226,636	—	—	226,636
Merger/acquisition and integration	—	582	—	582
Restructuring charges (gains) and asset impairment	16,024	(1,443)	—	14,581
Depreciation and amortization	7,744	10,049	2,736	20,529
Operating earnings (loss)	272	8,701	(1,603)	7,370
Capital expenditures	3,189	11,305	1,271	15,765

28 Weeks Ended July 11, 2020
Net sales to external customers	$2,459,357	$1,413,824	$1,167,376	$5,040,557
Inter-segment sales	598,020	—	—	598,020
Restructuring charges and asset impairment	12,684	1,228	—	13,912
Depreciation and amortization	17,521	24,081	6,524	48,126
Operating earnings (loss)	25,799	37,098	(6,895)	56,002
Capital expenditures	11,396	15,190	4,023	30,609

28 Weeks Ended July 13, 2019
Net sales to external customers	$2,104,621	$1,271,742	$1,161,941	$4,538,304
Inter-segment sales	515,044	—	—	515,044
Merger/acquisition and integration	(130)	1,494	—	1,364
Restructuring charges (gains) and asset impairment	9,681	(762)	—	8,919
Depreciation and amortization	17,977	22,851	6,333	47,161
Operating earnings (loss)	24,864	7,875	(3,160)	29,579
Capital expenditures	7,438	21,920	2,413	31,771

	July 11,	December 28,
(In thousands)	2020	2019
Total Assets
Food Distribution	$1,187,666	$1,087,307
Retail	750,405	794,413
Military	358,478	390,799
Discontinued operations	—	3,090
Total	$2,296,549	$2,275,609

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

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic, and on March 13, 2020 the President of the United States declared a national emergency relating to the disease. In addition to the President’s declaration, state and local authorities recommended social distancing and imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. While these measures were designed to protect the overall public health, they had material adverse impacts on domestic and foreign economies and has resulted in the United States entering a period of recession.

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

As of the end of the second quarter, the Company’s Retail segment operated 155 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets, VG’s Grocery, D&W Fresh Market and Dan’s Supermarket. The Company also offered pharmacy services in 97 of its corporate owned retail stores and operated 37 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores. The Company’s Customer First strategy is focused on meeting changing customer needs and preferences through a data-based decision-making process, while also increasing customer satisfaction through quality service and convenience.

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

2020 Second Quarter Highlights

The Company’s top priority continues to be the well-being and safety of its family of associates, customers and communities during the COVID-19 pandemic. SpartanNash is incredibly proud of its family of associates for their dedication to serve local customers and communities during this unprecedented time of need and respond to the dramatic increase in demand for food, pharmacy, household and personal care products. Collaboration across the organization and the strength and resiliency of its people drove execution in a dynamic operating environment as SpartanNash supported the surge in consumer demand related to the COVID-19 pandemic, also resulting in improved profitability in the second quarter.

Key financial and operational highlights for the quarter and fiscal year-to-date include the following:

•	Net sales growth of 9.4% to $2.18 billion from $2.00 billion in the prior year quarter, representing the seventeenth consecutive quarter of growth.
•

Retail comparable store sales of 17.1% in the second quarter were positive for the fourth consecutive quarter, representing a continuation of trends driven by impacts associated with the COVID-19 pandemic. During the quarter, the Company experienced growth in eCommerce of greater than 300% and realized growth of over 24% in private label sales, trends that continued from the first quarter, subsequent to the onset of the COVID-19 pandemic.

•	Food Distribution segment sales growth was 16.5% for the quarter due to increased demand associated with the impact of COVID-19 as well as sales growth with existing customers.
•	Operating earnings were $34.0 million in the second quarter, compared to $7.4 million in the prior year quarter, reflecting the significant increase in demand associated with the COVID-19 pandemic.
•

The Company generated cash from operating activities of $198.2 million for the year-to-date period, leading to a reduction in net long-term debt of $141.3 million. These reductions, combined with increased profitability, resulted in an improvement in net long-term debt to adjusted EBITDA from 3.7x at the end of 2019 to 2.5x at the end of the second quarter of 2020, calculated on a trailing thirteen period basis.

•

The Company recently made the decision to exit the Caito Fresh Cut operations. Wind down of the operations began in March 2020 and was complete as of the end of the first quarter. The Company incurred $10.6 million in asset impairment charges, severance costs and operating losses during the wind down period.

•

During the first quarter the Company executed cost saving initiatives, which included a voluntary early retirement program, as well as a reduction-in-force. These actions are expected to result in longer-term cost savings, however resulted in $5.2 million in incremental expense in the year-to-date period.

For the 53-week fiscal year ending January 2, 2021, the Company continues to expect to benefit from higher consumer food-at-home consumption related to the effects of COVID-19, however, the duration and magnitude of the impact remain uncertain. Given this uncertainty, the Company is unable to fully estimate the impact COVID-19 will have on sales for the remainder of 2020, although it believes sales will materially exceed its initial 2020 guidance. The Company is updating its annual outlook, from what was previously provided on May 27, 2020, to reflect actual year-to-date financial results, as well as expectations for the remainder of the fiscal year related to earnings trends. Specifically, these updates include incremental adjusted earnings per share from continuing operations for the COVID-19 impact experienced to-date, as well as an estimate for the remainder of fiscal 2020.

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		28 Weeks Ended		12 Weeks Ended	28 Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019	July 11, 2020	July 11, 2020
Net sales	100.0	100.0	100.0	100.0	9.4	11.1
Gross profit	15.5	14.5	15.1	14.7	17.1	14.3
Selling, general and administrative	13.8	13.4	13.7	13.8	12.9	10.4
Restructuring charges and asset impairment	0.2	0.7	0.3	0.2	(74.8)	56.0
Operating earnings	1.6	0.4	1.1	0.7	360.9	89.3
Other expenses and income	0.2	0.9	0.2	0.6	(79.0)	(65.1)
Earnings (loss) before income taxes and discontinued operations	1.4	(0.5)	0.9	0.0	413.0	**
Income tax expense (benefit)	0.1	(0.1)	0.0	(0.0)	(165.2)	**
Earnings (loss) from continuing operations	1.3	(0.3)	0.9	0.0	520.7	**
Loss from discontinued operations, net of taxes	—	(0.0)	—	(0.0)	100.0	**
Net earnings (loss)	1.3	(0.3)	0.9	0.0	517.8	**

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 11, 2020	July 13, 2019	Variance	July 11, 2020	July 13, 2019	Variance
Food Distribution	$1,089,861	$935,383	$154,478	$2,459,357	$2,104,621	$354,736
Retail	631,257	569,975	61,282	1,413,824	1,271,742	142,082
Military	462,983	490,571	(27,588)	1,167,376	1,161,941	5,435
Total net sales	$2,184,101	$1,995,929	$188,172	$5,040,557	$4,538,304	$502,253

Net sales for the quarter ended July 11, 2020 (the “second quarter”) increased $188.2 million, or 9.4%, to $2.18 billion from $2.00 billion in the quarter ended July 13, 2019 (the “prior year quarter”). Net sales for the year-to-date period ended July 11, 2020 (the “year-to-date period”) increased $502.3 million, or 11.1%, to $5.04 billion from $4.54 billion in the year-to-date period ended July 13, 2019 (the “prior year-to-date period”). The increases were driven primarily by incremental sales related to consumer behavior associated with the COVID-19 pandemic, beginning in the first quarter, as well as growth with existing customers in the Food Distribution segment.

Food Distribution net sales increased $154.5 million, or 16.5%, to $1.09 billion in the second quarter from $0.94 billion in the prior year quarter. Net sales for the year-to-date period increased $354.7 million, or 16.9%, to $2.46 billion in the year-to-date period from $2.10 billion in the prior year-to-date period. The increases were due to incremental volume associated with increased consumer demand related to COVID-19, as well as sales growth with existing customers.

Retail net sales increased $61.3 million, or 10.8%, to $631.3 million in the second quarter from $570.0 million in the prior year quarter. Net sales for the year-to-date period increased $142.1 million, or 11.2%, from $1.27 billion in the prior year-to-date period to $1.41 billion. The increases in net sales were primarily due to incremental sales volume associated with increased consumer demand related to COVID-19, as discussed above. Comparable store sales were 17.1% for the quarter and 16.3% for the year-to-date period and were partially offset by the impact of lower fuel prices and gallons sold, as well as store closures. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Military net sales decreased $27.6 million, or 5.6%, to $463.0 million in the second quarter from $490.6 million in the prior year quarter. Net sales for the year-to-date period increased $5.4 million, or 0.5%, from $1.16 billion in the prior year-to-date period to $1.17 billion. For the quarter, growth in export sales was more than offset by the impact of domestic base access and commissary shopping restrictions related to COVID-19 precautions. The increase for the year-to-date period was due to increased volume resulting from the impact of the COVID-19 pandemic primarily during the first quarter, partially offset by the impact of commissary and base closures during the second quarter and lower comparable sales at Defense Commissary Agency (“DeCA”) operated locations prior to the onset of the pandemic.

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

Gross profit increased $49.4 million, or 17.1%, to $338.4 million in the second quarter from $289.0 million in the prior year quarter. As a percent of net sales, gross profit was 15.5% compared to 14.5% in the prior year quarter. Gross profit for the year-to-date period increased $95.2 million, or 14.3%, from $666.7 million in the prior year-to-date period to $761.9 million in the current year. As a percent of net sales, gross profit for the year-to-date period was 15.1% compared to 14.7% in the prior year-to-date period. The second quarter change in gross profit rate was driven by the increase in Retail segment sales in proportion to total Company sales, which traditionally generate higher margin rates, as well as a reduced rate of inventory shrink in the Retail segment. The year-to-date improvement was driven by the increase in the proportion of Retail segment sales, as well as improved margin rates in the Retail and Military segments.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation (to the extent not included in cost of sales), out-bound freight and other administrative expenses.

SG&A expenses for the second quarter increased $34.2 million, or 12.9%, to $300.7 million in the second quarter from $266.5 million in the prior year quarter, representing 13.8% of net sales in the second quarter compared to 13.4% in the prior year quarter. SG&A expenses for the year-to-date period increased $65.1 million, or 10.4%, from $626.9 million in the prior year-to-date period to $692.0 million, and decreased from 13.8% as a percentage of net sales in the prior year-to-date period to 13.7% in the current year-to-date period. The increase in expenses as a rate of sales compared to the prior year quarter was primarily due to increases in incentive compensation due to improved overall Company performance as well as increases in supply chain expenses as a rate to sales, partially offset by increased leverage of expenses from higher sales volume, particularly store labor and certain fixed costs. The decrease in expenses as a rate of sales for the year-to-date period was primarily due to improved operating leverage related to store labor and other operating expenses, as well as lower healthcare costs, partially offset by incremental incentive compensation expense, including incremental pay for frontline associates, and severance costs associated with cost-saving initiatives.

Merger/Acquisition and Integration – Prior year quarter results included $0.6 million of merger/acquisition and integration expenses. The prior year-to-date period included $1.4 million of merger/acquisition and integration expenses. These expenses are mainly associated with the acquisition and integration of Martin’s Supermarkets.

Restructuring Charges and Asset Impairment – Second quarter and prior year quarter results included charges of $3.7 million and $14.6 million, respectively, of restructuring and asset impairment activity. The year-to-date period and the prior year-to-date period included charges of $13.9 million and $8.9 million, respectively, of restructuring and asset impairment activity. The current year activity consists primarily of asset impairment charges and severance costs related to the restructuring of the Company’s Fresh Production business, as well as store closing charges. The prior year quarter and prior year-to-date amounts consist primarily of asset impairment charges associated with the decision to exit the Fresh Kitchen operations. The prior year-to-date charges are partially offset by gains on the sale of a previously closed distribution center.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss):

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 11, 2020	July 13, 2019	Variance	July 11, 2020	July 13, 2019	Variance
Food Distribution	$14,409	$272	$14,137	$25,799	$24,864	$935
Retail	24,453	8,701	15,752	37,098	7,875	29,223
Military	(4,890)	(1,603)	(3,287)	(6,895)	(3,160)	(3,735)
Total operating earnings	$33,972	$7,370	$26,602	$56,002	$29,579	$26,423

Operating earnings increased $26.6 million, or 360.9% to $34.0 million in the second quarter from $7.4 million in the prior year quarter. Operating earnings for the year-to-date period increased $26.4 million, or 89.3%, to $56.0 million from $29.6 million in the prior year-to-date period. The second quarter increase was primarily a result of increased sales volume, as well as improved margin rates and lower restructuring charges, partially offset by incentive compensation and a higher supply chain expenses as a rate to sales. The year-to-date period increase was primarily due to increased sales volume partially offset by higher incentive compensation and restructuring charges.

Food Distribution operating earnings increased $14.1 million, or 5,197.4%, to $14.4 million in the second quarter from $0.3 million in the prior year quarter. Operating earnings for the year-to-date period increased $0.9 million, or 3.8%, to $25.8 million from $24.9 million in the prior year-to-date period. The second quarter increase was due to asset impairment charges associated with changes to the Fresh Production business in the prior year quarter, a current year quarter increase in sales volume associated with the impacts of COVID-19, as well as cycling prior year operational losses in the Fresh Production business, partially offset by higher incentive compensation expense and higher supply chain expenses as a rate to sales. For the year-to-date period the increase in sales volume and cycling of prior year operational losses in the Fresh Production business was offset by higher incentive compensation and asset impairment expenses.

Retail operating earnings increased $15.8 million, or 181.0% to $24.5 million in the second quarter from $8.7 million in the prior year quarter. Operating earnings for the year-to-date period increased $29.2 million, or 371.1%, to $37.1 million from $7.9 million in the prior year-to-date period. The increases in operating earnings were primarily attributable to the increase in sales volume, improvements in labor and margin rates, including inventory shrink, and lower healthcare costs, partially offset by higher incentive compensation expense and compensation for frontline workers.

Military operating loss increased $3.3 million, or 205.1% to $4.9 million in the second quarter from $1.6 million in the prior year quarter. Operating loss for the year-to-date period increased $3.7 million, or 118.2%, to $6.9 million from $3.2 million in the prior year-to-date period. The increases were primarily attributable to increases in the rate of supply chain expenses, including additional compensation for frontline workers and additional sanitation measures, partially offset by improved margin rates.

Interest Expense – Interest expense decreased $5.1 million, or 58.0%, to $3.7 million in the second quarter from $8.7 million in the prior year quarter. Interest expense for the year-to-date period decreased $9.3 million, or 45.1% from $20.6 million in the prior year-to-date period to $11.3 million. The decreases in interest expense were due to rate decreases executed by the Federal Reserve during 2019 as well as during the first quarter of fiscal 2020 and decreases in the average debt balance.

Income Taxes – The effective income tax rates were 6.3% and 30.3% for the second quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective income tax rates were 4.3% and -72.5%, respectively. The difference from the federal statutory rate in the current year primarily resulted from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, and related tax planning, as well as federal tax credits, partially offset by state taxes and stock-based compensation. In the prior year, the difference from the federal statutory rate was primarily due to significant discrete book losses and impairments with corresponding tax effects which occurred during the quarter and changed the year-to-date tax rate.

On March 27, 2020, the U.S. government enacted tax legislation to provide economic stimulus and support businesses and individuals during the COVID-19 pandemic, referred to as the CARES Act. In connection with initial analysis of the impact of the CARES Act, the Company recorded a net discrete income tax benefit of $4.3 million during the first quarter of 2020, associated with the additional deductibility of certain expenses combined with provisions which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act (“Tax Reform”), when the federal statutory income tax rate was 35%. Further analysis of the timing of the deduction of certain expenses, which may also be carried back to years prior to Tax Reform, resulted in recording an additional discrete income tax benefit of $5.2 million in the second quarter of 2020.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude “Fresh Cut operating losses” subsequent to the decision to exit these operations during the first quarter, severance associated with cost reduction initiatives , and fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. Pension termination income related to a refund from the annuity provider associated with the final reconciliation of participant data is excluded from adjusted earnings from continuing operations. These items are considered “non-operational” or “non-core” in nature. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude costs associated with organizational realignment, which include significant changes to the Company’s management team. Also excluded are the fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. Pension termination costs, primarily related to non-operating settlement expense associated with the distribution of pension assets, are excluded from adjusted earnings from continuing operations, and to a lesser extent adjusted operating earnings.

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

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings (loss) for the 12 and 28 weeks ended July 11, 2020 and July 13, 2019.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Operating earnings	$33,972	$7,370	$56,002	$29,579
Adjustments:
Merger/acquisition and integration	—	582	—	1,364
Restructuring, asset impairment and other	3,675	14,581	13,912	8,919
Fresh Cut operating losses	—	—	2,262	—
Costs associated with Project One Team	—	810	493	5,428
Organizational realignment costs	—	19	—	877
Expenses associated with tax planning	97	—	97	—
Pension termination	—	20	—	20
Severance associated with cost reduction initiatives	(75)	80	5,081	442
Adjusted operating earnings	$37,669	$23,462	$77,847	$46,629
Reconciliation of operating earnings (loss) to adjusted operating earnings (loss) by segment:
Food Distribution:
Operating earnings	$14,409	$272	$25,799	$24,864
Adjustments:
Merger/acquisition and integration	—	—	—	(130)
Restructuring, asset impairment and other	3,462	16,024	12,684	9,681
Fresh Cut operating losses	—	—	2,262	—
Costs associated with Project One Team	—	429	265	2,877
Organizational realignment costs	—	10	—	465
Expenses associated with tax planning	52	—	52	—
Pension termination	—	11	—	11
Severance associated with cost reduction initiatives	(37)	37	3,143	361
Adjusted operating earnings	$17,886	$16,783	$44,205	$38,129
Retail:
Operating earnings	$24,453	$8,701	$37,098	$7,875
Adjustments:
Merger/acquisition and integration	—	582	—	1,494
Restructuring charges (gains) and asset impairment	213	(1,443)	1,228	(762)
Costs associated with Project One Team	—	275	164	1,845
Organizational realignment costs	—	6	—	298
Expenses associated with tax planning	32	—	32	—
Pension termination	—	7	—	7
Severance associated with cost reduction initiatives	(19)	43	1,432	72
Adjusted operating earnings	$24,679	$8,171	$39,954	$10,829
Military:
Operating loss	$(4,890)	$(1,603)	$(6,895)	$(3,160)
Adjustments:
Costs associated with Project One Team	—	106	64	706
Organizational realignment costs	—	3	—	114
Expenses associated with tax planning	13	—	13	—
Pension termination	—	2	—	2
Severance associated with cost reduction initiatives	(19)	—	506	9
Adjusted operating loss	$(4,896)	$(1,492)	$(6,312)	$(2,329)

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

Following is a reconciliation of earnings (loss) from continuing operations to adjusted earnings from continuing operations for the 12 and 28 weeks ended July 11, 2020 and July 13, 2019.

	12 Weeks Ended
	July 11, 2020		July 13, 2019
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Earnings (loss) from continuing operations	$28,467	$0.80	$(6,767)	$(0.19)
Adjustments:
Merger/acquisition and integration	—		582
Restructuring, asset impairment and other	3,675		14,581
Costs associated with Project One Team	—		810
Organizational realignment costs	—		19
Severance associated with cost reduction initiatives	(75)		80
Expenses associated with tax planning	97		—
Pension termination	—		8,998
Total adjustments	3,697		25,070
Income tax effect on adjustments (a)	(903)		(6,112)
Impact of CARES Act (b)	(5,165)		—
Total adjustments, net of taxes	(2,371)	(0.07)	18,958	0.53	*
Adjusted earnings from continuing operations	$26,096	$0.73	$12,191	$0.34

	28 Weeks Ended
	July 11, 2020		July 13, 2019
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Earnings from continuing operations	$43,869	$1.22	$754	$0.02
Adjustments:
Merger/acquisition and integration	—		1,364
Restructuring, asset impairment and other	13,912		8,919
Fresh Cut operating losses	2,262		—
Costs associated with Project One Team	493		5,428
Organizational realignment costs	—		877
Severance associated with cost reduction initiatives	5,081		442
Expenses associated with tax planning	97		—
Pension termination	(1,004)		9,351
Total adjustments	20,841		26,381
Income tax effect on adjustments (a)	(4,997)		(6,416)
Impact of CARES Act (b)	(9,510)		—
Total adjustments, net of taxes	6,334	0.18	19,965	0.55
Adjusted earnings from continuing operations	$50,203	$1.40	$20,719	$0.57
* Includes rounding

(a)	The income tax effect on adjustments is computed by applying the effective tax rate, before discrete tax items, to the total adjustments for the period.
(b)

Represents tax impacts attributable to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, and related tax planning, primarily related to additional deductions and the utilization of net operating loss carryback.

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

Following is a reconciliation of net earnings (loss) to adjusted EBITDA for the 12 and 28 weeks ended July 11, 2020 and July 13, 2019.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Net earnings (loss)	$28,467	$(6,814)	$43,869	$655
Loss from discontinued operations, net of tax	—	47	—	99
Income tax expense (benefit)	1,918	(2,941)	1,949	(317)
Other expenses, net	3,587	17,078	10,184	29,142
Operating earnings	33,972	7,370	56,002	29,579
Adjustments:
LIFO expense	1,187	1,068	2,771	2,493
Depreciation and amortization	20,097	20,529	47,753	47,161
Merger/acquisition and integration	—	582	—	1,364
Restructuring, asset impairment and other charges	3,675	14,581	13,912	8,919
Fresh Cut operating losses	—	—	2,262	—
Stock-based compensation	1,905	715	4,148	6,098
Non-cash rent	(1,199)	(1,516)	(2,793)	(3,434)
Costs associated with Project One Team	—	810	493	5,428
Organizational realignment costs	—	19	—	877
Severance associated with cost reduction initiatives	(75)	80	5,081	442
(Gain) loss on disposal of assets	(484)	63	3,427	61
Other non-cash charges (gains)	99	11	99	(7)
Adjusted EBITDA	$59,177	$44,312	$133,155	$98,981

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA by segment for the 12 and 28 weeks ended July 11, 2020 and July 13, 2019.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Food Distribution:
Operating earnings	$14,409	$272	$25,799	$24,864
Adjustments:
LIFO expense	595	527	1,389	1,230
Depreciation and amortization	6,965	7,744	17,148	17,977
Merger/acquisition and integration	—	—	—	(130)
Restructuring, asset impairment and other charges	3,462	16,024	12,684	9,681
Fresh Cut operating losses	—	—	2,262	—
Stock-based compensation	997	341	2,002	3,017
Non-cash rent	36	149	94	206
Costs associated with Project One Team	—	429	265	2,877
Organizational realignment costs	—	10	—	465
Severance associated with cost reduction initiatives	(37)	37	3,143	361
(Gain) loss on disposal of assets	(521)	11	1,619	6
Other non-cash charges	52	11	51	11
Adjusted EBITDA	$25,958	$25,555	$66,456	$60,565
Retail:
Operating earnings	$24,453	$8,701	$37,098	$7,875
Adjustments:
LIFO expense	258	257	601	601
Depreciation and amortization	10,325	10,049	24,081	22,851
Merger/acquisition and integration	—	582	—	1,494
Restructuring charges (gains) and asset impairment	213	(1,443)	1,228	(762)
Stock-based compensation	642	250	1,392	2,103
Non-cash rent	(1,150)	(1,573)	(2,684)	(3,426)
Costs associated with Project One Team	—	275	164	1,845
Organizational realignment costs	—	6	—	298
Severance associated with cost reduction initiatives	(19)	43	1,432	72
Loss on disposal of assets	66	51	1,871	88
Other non-cash charges (gains)	34	(8)	34	(31)
Adjusted EBITDA	$34,822	$17,190	$65,217	$33,008
Military:
Operating loss	$(4,890)	$(1,603)	$(6,895)	$(3,160)
Adjustments:
LIFO expense	335	284	781	662
Depreciation and amortization	2,807	2,736	6,524	6,333
Stock-based compensation	266	124	754	978
Non-cash rent	(85)	(92)	(203)	(214)
Costs associated with Project One Team	—	106	64	706
Organizational realignment costs	—	3	—	114
Severance associated with cost reduction initiatives	(19)	—	506	9
(Gain) loss on disposal of assets	(29)	1	(63)	(33)
Other non-cash charges	12	8	14	13
Adjusted EBITDA	$(1,603)	$1,567	$1,482	$5,408

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	28 Weeks Ended
(In thousands)	July 11, 2020	July 13, 2019
Cash flow activities
Net cash provided by operating activities	$198,248	$103,836
Net cash used in investing activities	(21,844)	(102,609)
Net cash (used in) provided by financing activities	(165,931)	267
Net cash used in discontinued operations	—	(130)
Net increase in cash and cash equivalents	10,473	1,364
Cash and cash equivalents at beginning of the period	24,172	18,585
Cash and cash equivalents at end of the period	$34,645	$19,949

Net cash provided by operating activities. Net cash provided by operating activities increased during the current year-to-date period from the prior year-to-date period by approximately $94.4 million primarily due to reductions in working capital and improved profitability.

Net cash used in investing activities. Net cash used in investing activities decreased $80.8 million in the current year compared to the prior year primarily due to the acquisition of Martin’s in the prior year.

Capital expenditures were $30.6 million in the current year and cloud computing application development spend, which is included in operating activities, was $5.0 million, compared to capital expenditures of $31.8 million in the prior year. The Company expects full fiscal year 2020 capital expenditures and cloud computing application development spend to range from $80.0 million to $90.0 million. The Food Distribution, Retail and Military segments utilized 37.2%, 49.6% and 13.2% of capital expenditures, respectively, in the current year.

Net cash used in financing activities. Net cash used in financing activities increased $166.2 million in the current year compared to the prior year primarily due to payment of debt balances in the current year, which were funded from cash provided by operating activities, as well as borrowings to fund the Martin’s acquisition in the prior year.

Debt Management

Total debt, including finance lease liabilities, was $557.7 million and $688.6 million as of July 11, 2020 and December 28, 2019, respectively. The decrease in total debt was due to increased payments from cash provided by operating activities.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of July 11, 2020, the senior secured credit facility had outstanding borrowings of $513.1 million. Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $333.0 million at July 11, 2020. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $14.2 million were outstanding as of July 11, 2020. The credit facility matures December 18, 2023 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.56-to-1 at July 11, 2020 compared to 1.76-to-1 at December 28, 2019, and its investment in working capital was $381.3 million at July 11, 2020 compared to $431.5 million at December 28, 2019. Net debt to total capital ratio was 0.42-to-1 at July 11, 2020 compared to 0.49-to-1 at December 28, 2019.

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

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of July 11, 2020 and December 28, 2019.

	July 11,	December 28,
(In thousands)	2020	2019
Current portion of long-term debt and finance lease liabilities	$5,489	$6,349
Long-term debt and finance lease liabilities	552,206	682,204
Total debt	557,695	688,553
Cash and cash equivalents	(34,645)	(24,172)
Net long-term debt	$523,050	$664,381

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. At July 11, 2020, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the quarter ended July 11, 2020, the Company declared $6.9 million in dividends and declared $13.9 million for the year-to-date period. A 1.3% increase in the quarterly dividend rate from $0.19 per share to $0.1925 per share was approved by the Board of Directors and announced on February 27, 2020. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond July 11, 2020. These commitments consist primarily of purchase commitments (as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019), standby letters of credit of $11.7 million as of July 11, 2020, and interest on long-term debt and finance lease liabilities.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of July 11, 2020 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Interim Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the second quarter of 2020 there were no changes in SpartanNash’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting. In response to the COVID-19 pandemic, many of the Company’s associates began working from home during the first quarter of 2020. Management has taken measures to ensure that the Company’s internal controls over financial reporting remained effective and were not materially affected.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 12-week period ended July 11, 2020. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. For the second quarter of 2020, all employee transactions related to shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares.

During the fourth quarter of 2017, the Board authorized a publicly announced $50 million share repurchase program, expiring in 2022. There were $10.0 million of share repurchases made under this program during the first quarter of 2020. At July 11, 2020, $35.0 million remains available under the program.

Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
April 19 - May 16, 2020
Employee Transactions	—	$—
Repurchase Program	—	$—
May 17 - June 13, 2020
Employee Transactions	1,901	$18.99
Repurchase Program	—	$—
June 14 - July 11, 2020
Employee Transactions	—	$—
Repurchase Program	—	$—
Total for quarter ended July 11, 2020
Employee Transactions	1,901	$18.99
Repurchase Program	—	$—

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

10.1	Form of Restricted Stock Award to Non-Employee Directors.

10.2	Form of Restricted Stock Award to Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 11, 2020, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: August 13, 2020	By	/s/ Mark E. Shamber
Mark E. Shamber Executive Vice President and Chief Financial Officer