Form 10-Q
period 2020-10-03
SpartanNash Co
filed 2020-11-12
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2020.

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

As of November 10, 2020, the registrant had 35,863,253 outstanding shares of common stock, no par value.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	October 3,	December 28,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$26,903	$24,172
Accounts and notes receivable, net	387,114	345,320
Inventories, net	586,351	537,212
Prepaid expenses and other current assets	73,192	58,775
Property and equipment held for sale	21,942	31,203
Total current assets	1,095,502	996,682

Property and equipment, net	562,326	615,816
Goodwill	181,035	181,035
Intangible assets, net	119,039	130,434
Operating lease assets	269,025	268,982
Other assets, net	94,632	82,660

Total assets	$2,321,559	$2,275,609

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$501,099	$405,370
Accrued payroll and benefits	91,001	59,680
Other accrued expenses	53,439	51,295
Current portion of operating lease liabilities	43,705	42,440
Current portion of long-term debt and finance lease liabilities	5,338	6,349
Total current liabilities	694,582	565,134

Long-term liabilities
Deferred income taxes	52,952	43,111
Operating lease liabilities	261,621	267,350
Other long-term liabilities	48,033	30,272
Long-term debt and finance lease liabilities	540,920	682,204
Total long-term liabilities	903,526	1,022,937

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 35,871 and 36,351 shares outstanding	484,612	490,233
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(1,479)	(1,600)
Retained earnings	240,318	198,905
Total shareholders’ equity	723,451	687,538

Total liabilities and shareholders’ equity	$2,321,559	$2,275,609

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Net sales	$2,060,816	$1,999,808	$7,101,373	$6,538,112
Cost of sales	1,735,994	1,709,447	6,014,610	5,581,015
Gross profit	324,822	290,361	1,086,763	957,097

Operating expenses
Selling, general and administrative	289,039	273,286	981,066	900,160
Merger/acquisition and integration	242	—	242	1,364
Restructuring charges and asset impairment	6,543	1,296	20,455	10,215
Total operating expenses	295,824	274,582	1,001,763	911,739

Operating earnings	28,998	15,779	85,000	45,358

Other expenses and (income)
Interest expense	3,522	7,375	14,810	27,952
Loss on debt extinguishment	—	329	—	329
Postretirement benefit expense (income)	101	10,221	(597)	19,677
Other, net	(141)	(180)	(547)	(1,071)
Total other expenses, net	3,482	17,745	13,666	46,887

Earnings (loss) before income taxes and discontinued operations	25,516	(1,966)	71,334	(1,529)
Income tax expense (benefit)	5,564	(1,656)	7,513	(1,973)
Earnings (loss) from continuing operations	19,952	(310)	63,821	444

Loss from discontinued operations, net of taxes	—	(27)	—	(126)
Net earnings (loss)	$19,952	$(337)	$63,821	$318

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.56	$(0.01)	$1.78	$0.01
Loss from discontinued operations	—	—	—	—
Net earnings (loss)	$0.56	$(0.01)	$1.78	$0.01

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.56	$(0.01)	$1.78	$0.01
Loss from discontinued operations	—	—	—	—
Net earnings (loss)	$0.56	$(0.01)	$1.78	$0.01

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Net earnings (loss)	$19,952	$(337)	$63,821	$318

Other comprehensive income, before tax
Pension and postretirement liability adjustment	27	10,808	160	19,824

Income tax expense related to items of other comprehensive income	(6)	(2,624)	(39)	(4,813)

Total other comprehensive income, after tax	21	8,184	121	15,011
Comprehensive income	$19,973	$7,847	$63,942	$15,329

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Loss	Earnings	Total
Balance at December 28, 2019	36,351	$490,233	$(1,600)	$198,905	$687,538
Impact of adoption of new credit loss standard (ASU 2016-13)	—	—	—	(1,612)	(1,612)
Net earnings	—	—	—	15,402	15,402
Other comprehensive income	—	—	80	—	80
Dividends - $0.1925 per share	—	—	—	(6,997)	(6,997)
Share repurchase	(861)	(10,000)	—	—	(10,000)
Stock-based employee compensation	—	2,342	—	—	2,342
Issuances of common stock for stock bonus plan and associate stock purchase plan	21	291	—	—	291
Issuance of restricted stock	293	—	—	—	—
Cancellations of stock-based awards	(122)	(1,352)	—	—	(1,352)
Balance at April 18, 2020	35,682	$481,514	$(1,520)	$205,698	$685,692
Net earnings	—	—	—	28,467	28,467
Other comprehensive income	—	—	20	—	20
Dividends - $0.1925 per share	—	—	—	(6,898)	(6,898)
Stock-based employee compensation	—	1,904	—	—	1,904
Issuance of common stock for associate stock purchase plan	6	100	—	—	100
Issuance of restricted stock	159	—	—	—	—
Cancellations of stock-based awards	(5)	(34)	—	—	(34)
Balance at July 11, 2020	35,842	$483,484	$(1,500)	$227,267	$709,251
Net earnings	—	—	—	19,952	19,952
Other comprehensive income	—	—	21	—	21
Dividends - $0.1925 per share	—	—	—	(6,901)	(6,901)
Stock-based employee compensation	—	1,033	—	—	1,033
Issuances of common stock for associate stock purchase plan	6	95	—	—	95
Issuances of restricted stock	50	—	—	—	—
Cancellations of stock-based awards	(27)	—	—	—	—
Balance at October 3, 2020	35,871	$484,612	$(1,479)	$240,318	$723,451

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

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	40 Weeks Ended
	October 3, 2020	October 5, 2019
Cash flows from operating activities
Net earnings	$63,821	$318
Loss from discontinued operations, net of tax	—	126
Earnings from continuing operations	63,821	444
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	18,780	16,108
Loss on debt extinguishment	—	329
Depreciation and amortization	68,984	67,915
Non-cash rent	(4,720)	(5,685)
LIFO expense	3,158	3,762
Pension settlement expense	—	18,244
Postretirement benefits expense	1,216	2,837
Deferred taxes on income	(2,084)	(1,735)
Stock-based compensation expense	5,279	6,735
Postretirement benefit plan contributions	(450)	(514)
Loss (gain) on disposals of assets	3,403	(6,648)
Amortization of financing fees and other	1,583	1,673
Changes in operating assets and liabilities:
Accounts receivable	(42,832)	(26,697)
Inventories	(52,578)	(10,813)
Prepaid expenses and other assets	(7,268)	(10,911)
Accounts payable	116,075	84,817
Accrued payroll and benefits	46,262	(3,624)
Other accrued expenses and other liabilities	5,203	3,797
Net cash provided by operating activities	223,832	140,034
Cash flows from investing activities
Purchases of property and equipment	(45,880)	(46,905)
Net proceeds from the sale of assets	9,111	16,456
Acquisitions, net of cash acquired	—	(86,659)
Loans to customers	(992)	(3,384)
Payments from customers on loans	2,237	3,327
Other	(12)	(480)
Net cash used in investing activities	(35,536)	(117,645)
Cash flows from financing activities
Proceeds from senior secured revolving credit facility	989,897	922,679
Payments on senior secured revolving credit facility	(1,131,187)	(871,033)
Proceeds from other long-term debt	—	5,800
Repayment of other long-term debt and finance lease liabilities	(5,043)	(66,813)
Financing fees paid	(207)	(708)
Proceeds from resolution of acquisition contingencies	—	15,000
Share repurchase	(10,000)	—
Net payments related to stock-based award activities	(1,389)	(1,782)
Proceeds from exercise of stock options	—	181
Dividends paid	(27,636)	(20,709)
Net cash used in financing activities	(185,565)	(17,385)
Net cash used in discontinued operations	—	(153)
Net increase in cash and cash equivalents	2,731	4,851
Cash and cash equivalents at beginning of period	24,172	18,585
Cash and cash equivalents at end of period	$26,903	$23,436

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of October 3, 2020, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic. Due to the uncertainty of the magnitude and duration of the impacts of the COVID-19 pandemic, these estimates are inherently subject to judgment and actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the third quarter and year-to-date periods of 2020 and 2019 include the results of operations of the Company for the 12- and 40-week periods ended October 3, 2020 and October 5, 2019, respectively.

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

	Allowance for Doubtful Accounts
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 28, 2019	$2,739	$233	$2,972
Impact of adoption of new credit loss standard (ASU 2016-13)	1,911	259	2,170
Provision for expected credit losses	583	—	583
Write-offs charged against the allowance	(202)	(121)	(323)
Balance at October 3, 2020	$5,031	$371	$5,402

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

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	12 Weeks Ended October 3, 2020				40 Weeks Ended October 3, 2020
(In thousands)	Food Distribution	Retail	Military	Total	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$333,988	$245,652	$226,507	$806,147	$1,144,335	$837,655	$790,266	$2,772,256
Fresh (b)	334,173	229,368	128,895	692,436	1,184,091	774,498	463,013	2,421,602
Non-food (c)	324,565	94,959	94,588	514,112	1,079,971	316,255	358,157	1,754,383
Fuel	—	26,306	—	26,306	—	80,946	—	80,946
Other	19,478	374	1,963	21,815	63,164	1,129	7,893	72,186
Total	$1,012,204	$596,659	$451,953	$2,060,816	$3,471,561	$2,010,483	$1,619,329	$7,101,373
Type of customers:
Individuals	$—	$596,429	$—	$596,429	$—	$2,009,802	$—	$2,009,802
Manufacturers, brokers and distributors	13,477	—	422,662	436,139	64,654	—	1,510,859	1,575,513
Retailers	968,381	—	27,328	995,709	3,339,824	—	100,577	3,440,401
Other	30,346	230	1,963	32,539	67,083	681	7,893	75,657
Total	$1,012,204	$596,659	$451,953	$2,060,816	$3,471,561	$2,010,483	$1,619,329	$7,101,373

	12 Weeks Ended October 5, 2019				40 Weeks Ended October 5, 2019
(In thousands)	Food Distribution	Retail	Military	Total	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$280,762	$220,879	$240,531	$742,172	$904,532	$711,405	$776,972	$2,392,909
Fresh (b)	339,932	212,923	143,339	696,194	1,112,553	694,812	486,562	2,293,927
Non-food (c)	299,480	91,116	113,666	504,262	965,517	310,129	392,296	1,667,942
Fuel	—	36,362	—	36,362	—	115,947	—	115,947
Other	18,873	325	1,620	20,818	61,066	1,054	5,267	67,387
Total	$939,047	$561,605	$499,156	$1,999,808	$3,043,668	$1,833,347	$1,661,097	$6,538,112
Type of customers:
Individuals	$—	$561,430	$—	$561,430	$—	$1,832,704	$—	$1,832,704
Manufacturers, brokers and distributors	40,878	—	473,388	514,266	142,785	—	1,584,266	1,727,051
Retailers	882,904	—	24,148	907,052	2,852,064	—	71,564	2,923,628
Other	15,265	175	1,620	17,060	48,819	643	5,267	54,729
Total	$939,047	$561,605	$499,156	$1,999,808	$3,043,668	$1,833,347	$1,661,097	$6,538,112

(a) Center store includes dry grocery, frozen, and beverages.
(b) Fresh includes produce, meat, dairy, deli, bakery, prepared proteins, seafood, and floral.
(c) Non-food includes general merchandise, health and beauty care, tobacco products, fuel, and pharmacy.

Contract Assets and Liabilities

In the ordinary course of business, the Company may advance funds to certain independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. For volume-based arrangements, the Company estimates the amount of the advanced funds earned by the retailers based on the expected volume of purchases by the retailer and amortizes the advances as a reduction of the transaction price and revenue earned. Realizability of the advances, or collectability in event of default, is not assured and is dependent on the financial condition of the customer, economic and industry factors and the quality of the underlying collateral. No reserves related to the realizability or collectability of customer advances were necessary as of October 3, 2020. These advances are not considered contract assets under ASC 606 as they are not generated through the transfer of goods or services to the retailers. These advances are included in “Prepaid expenses and other current assets” or “Other assets, net” on the Company’s balance sheets.

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

Note 4 – Acquisitions

On December 31, 2018, the Company acquired all of the outstanding shares of Martin’s Super Markets, Inc. (“Martin’s”) for $86.7 million, net of $7.8 million of cash acquired. Acquired assets consist primarily of property and equipment of $55.0 million, intangible assets of $23.9 million, and working capital. Intangible assets are primarily composed of an indefinite-lived trade name of $20.6 million and pharmacy customer prescription lists of $3.1 million which are amortized over seven years. The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date based on preliminary estimates, which were subsequently finalized during the fourth quarter of 2019. No goodwill was recorded related to the acquisition. The Company incurred $0.2 million and $1.2 million of merger/acquisition and integration costs related to the acquisition in the current and prior year-to-date periods, respectively. The acquisition was funded with proceeds from the Company’s Credit Agreement.

Martin’s operates supermarkets in Northern Indiana and Southwest Michigan. Martin’s was an independent retailer and customer of the Company’s Food Distribution segment prior to the acquisition.

Note 5 – Goodwill and Other Intangible Assets

The Company has three reporting units; however, no goodwill exists within the Retail or Military reporting units. The carrying amount of goodwill recorded within the Food Distribution reporting unit was $181.0 million as of October 3, 2020 and December 28, 2019.

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

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and licenses for the sale of alcoholic beverages. During the third quarter of 2020, the Company made the decision to abandon a tradename within the Food Distribution segment to better integrate with the Company’s overall transportation operations, resulting in a $7.0 million impairment of the associated indefinite-lived tradename asset. Changes in the carrying amount of indefinite-lived intangible assets were as follows:

(In thousands)	Indefinite-lived Intangible Assets
Balance at December 28, 2019	$76,256
Impairment (Note 6)	(6,970)
Balance at October 3, 2020	$69,286

Note 6 – Restructuring Charges and Asset Impairment

The following table provides the activity of reserves for closed properties for the 40-week period ended October 3, 2020. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Reserves for Closed Properties
	Lease
	Ancillary
(In thousands)	Costs	Severance	Total
Balance at December 28, 2019	$4,971	$17	$4,988
Provision for closing charges	325	—	325
Provision for severance	—	2,205	2,205
Changes in estimates	89	(193)	(104)
Accretion expense	95	—	95
Payments	(1,675)	(1,760)	(3,435)
Balance at October 3, 2020	$3,805	$269	$4,074

Restructuring and asset impairment activity included in the condensed consolidated statements of operations consisted of the following:

	12 Weeks Ended		40 Weeks Ended
	October 3,	October 5,	October 3,	October 5,
(In thousands)	2020	2019	2020	2019
Asset impairment charges (a)	$6,767	$1,447	$16,411	$15,512
Charge on customer advance (b)	—	—	—	1,941
Provision for closing charges	—	86	325	629
Loss (gain) on sales of assets related to closed facilities (c)	—	72	(31)	(6,831)
Provision for severance (d)	—	198	2,205	347
Other costs associated with site closures (e)	2	330	1,649	1,307
Changes in estimates (f)	(226)	(539)	(104)	(750)
Lease termination adjustments	—	(298)	—	(1,940)
	$6,543	$1,296	$20,455	$10,215

(a)  Asset impairment charges in the current year were incurred primarily in the Food Distribution segment and relate to the evaluation of the expected net proceeds from the Fresh Kitchen facility which is currently held-for-sale, the exit of the Fresh Cut business, and the sale of equipment related to both Fresh Cut and Fresh Kitchen, which totaled $9.1 million. Due to the decision to abandon a tradename within the Food Distribution segment to better integrate with the Company’s overall transportation operations, an impairment charge of $7.0 million was recognized. In the prior year, charges primarily relate to the Fresh Production operations within the Food Distribution segment.

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

(f)  Changes in estimates primarily relate to revised estimates for turnover and other lease ancillary costs associated with previously closed locations, due to favorable dispute resolutions with landlords and fluctuations in the amount of certain ancillary costs, as well as reductions in the amount of estimated severance benefits.

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs. In connection primarily with the Company’s exit of the Fresh Cut operations and planned sales of certain Fresh Kitchen equipment assets in the current year, long-lived assets and definite-lived intangible assets were tested for recoverability. Long-lived assets with a book value of $53.6 million were measured at a fair value of $44.2 million, resulting in impairment charges of $9.4 million in 2020. Long-lived assets with a book value of $5.9 million were measured at a fair value of $4.4 million, resulting in impairment charges of $1.5 million in 2019. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers.

In the second quarter of 2019 the Company announced a plan to reposition the Caito Fresh Production operations and to close the Fresh Kitchen. As a result of this plan, the Company evaluated the Caito indefinite-lived trade names and long-lived assets for potential impairment. The indefinite-lived trade names with a book value of $35.5 million were measured at a fair value of $21.5 million, resulting in an impairment charge of $14.0 million related to the Caito tradename. During this test, the Company concluded the long-lived assets were not impaired. In the third quarter of 2020, the Company made the decision to abandon a tradename within the Food Distribution segment to better integrate with the Company’s overall transportation operations, which resulted in a charge of $7.0 million. Indefinite lived intangible assets are tested for impairment at least annually, and as needed if an indicator of potential impairment exists. Indefinite lived intangible assets are measured at fair value using Level 3 inputs under the fair value hierarchy, as further described in Note 7 – Fair Value Measurements. Fair value of indefinite-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance and, in the case of indefinite-lived trade name assets, estimated royalty rates. The Company has evaluated assets held for sale as of October 3, 2020 and concluded that the Fresh Kitchen facility meets the requirements for held for sale classification. Assets classified as held for sale in the consolidated balance sheet are valued at the expected net proceeds and are evaluated each quarter.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. See Note 6 for discussion of the fair value measurements related to long- or indefinite-lived asset impairment charges. At October 3, 2020 and December 28, 2019 the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	October 3,	December 28,
(In thousands)	2020	2019
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$5,338	$6,349
Long-term debt and finance lease liabilities	545,292	687,659
Total book value of debt instruments	550,630	694,008
Fair value of debt instruments, excluding debt financing costs	556,307	700,631
Excess of fair value over book value	$5,677	$6,623

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

Note 9 – Associate Retirement Plans

During the 12- and 40-week periods ended October 3, 2020, the Company recognized net periodic postretirement benefit costs of $0.1 million and $0.5 million, respectively, related to the SpartanNash Retiree Medical Plan (“Retiree Medical Plan”). The Company also realized a gain of $1.0 million in the 40-week period ended October 3, 2020 related to a refund from the annuity provider associated with the final reconciliation of participant data of the terminated SpartanNash Company Pension Plan (“Pension Plan”). In addition to the other remaining assets in the pension trust, these funds will be used to satisfy obligations associated with other qualified retirement programs. During the 12- and 40-week periods ended October 5, 2019, the Company recognized net periodic pension expense of $10.1 million and $19.3 million, respectively, related to the Pension Plan and net periodic postretirement benefit costs of $0.1 million and $0.3 million, respectively, for the Retiree Medical Plan. Substantially all of these amounts are included in Postretirement benefit expense (income) in the condensed consolidated statements of operations.

The Company expects to make total contributions of approximately $0.5 million in 2020 to the Retiree Medical Plan and has made $0.3 million in the year-to-date period. The Company’s retirement programs also include defined contribution plans providing contributory benefits, as well as executive compensation plans for a select group of management personnel and/or highly compensated associates.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company’s contributions during the 12-week periods ended October 3, 2020 and October 5, 2019 were $2.5 million and $2.4 million, respectively. The Company’s contributions during the 40-week periods ended October 3, 2020 and October 5, 2019 were $10.6 million in both years. See Note 8 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 10 – Income Taxes

The effective income tax rate was 21.8% and 84.2% for the 12 weeks ended October 3, 2020 and October 5, 2019, respectively. The effective income tax rate was 10.5% and 129.0% for the 40 weeks ended October 3, 2020 and October 5, 2019, respectively. The differences from the federal statutory rate in the current year were primarily the result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and related tax planning in the 40-week period, as well as federal tax credits, partially offset by state taxes, limitations on the deductibility of executive compensation, and the impacts of stock-based compensation in both the 12- and 40-week periods. In the prior year, the difference from the federal statutory rate was primarily due to state tax benefits as well as tax credits.

On March 27, 2020, the U.S. government enacted tax legislation to provide economic stimulus and support businesses and individuals during the COVID-19 pandemic, referred to as the CARES Act. In connection with the CARES Act, the Company recorded net discrete income tax benefits of $9.3 million in 2020 associated with the additional deductibility of certain expenses combined with provisions which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act (“Tax Reform”), where the federal statutory income tax rate was 35%.

Note 11 – Stock-Based Compensation

The Company previously sponsored a shareholder-approved stock incentive plan (the “2015 Plan”) that provided for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards to directors, officers and other key associates. On May 20, 2020, the Company’s shareholders approved a new stock incentive plan (“the 2020 Plan”). The 2020 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, dividend equivalent rights, and other stock-based and stock-related awards to directors, employees, or contractors of the Company, as determined by the Compensation Committee of the Board of Directors. The 2020 Plan provides for 1,635,000 newly reserved shares plus the 736,578 shares previously available for grant under the 2015 Plan.

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and related tax impacts were as follows:

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Restricted stock	$1,033	$637	$5,279	$6,735
Income tax benefit	(289)	(163)	(564)	(1,148)
Stock-based compensation expense, net of tax	$744	$474	$4,715	$5,587

The following table summarizes activity in the Plans for the 40 weeks ended October 3, 2020:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Awards	Fair Value
Outstanding at December 28, 2019	$928,733	$20.28
Granted	501,934	15.90
Vested	(366,746)	21.85
Cancelled/Forfeited	(45,512)	16.39
Outstanding at October 3, 2020	$1,018,409	$17.73

As of October 3, 2020, total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock incentive plan is $7.0 million and is expected to be recognized over a weighted average period of 2.6 years.

Note 12 – Earnings (Loss) Per Share

Outstanding nonvested restricted stock awards under the 2015 Plan contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. Awards under the 2020 Plan do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities. The dilutive impact of these awards is presented below, as applicable. Weighted average restricted stock awards that were not included in the EPS calculations because they were anti-dilutive were 87,111 and 42,139 for the 12- and 40-week periods ended October 3, 2020, respectively. There were no anti-dilutive awards in 2019. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	12 Weeks Ended		40 Weeks Ended
(In thousands, except per share amounts)	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Numerator:
Earnings (loss) from continuing operations	$19,952	$(310)	$63,821	$444
Adjustment for (earnings) loss attributable to participating securities	(494)	8	(1,577)	(11)
Earnings (loss) from continuing operations used in calculating earnings per share	$19,458	$(302)	$62,244	$433
Denominator:
Weighted average shares outstanding, including participating securities	35,730	36,340	35,900	36,248
Adjustment for participating securities	(884)	(929)	(887)	(906)
Shares used in calculating basic earnings per share	34,846	35,411	35,013	35,342
Effect of dilutive restricted stock awards	1	—	—	—
Shares used in calculating diluted earnings per share	34,847	35,411	35,013	35,342
Basic earnings (loss) per share from continuing operations	$0.56	$(0.01)	$1.78	$0.01
Diluted earnings (loss) per share from continuing operations	$0.56	$(0.01)	$1.78	$0.01

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	40 Weeks Ended
(In thousands)	October 3, 2020	October 5, 2019
Non-cash financing activities:
Recognition of operating lease liabilities	$22,805	$22,191
Recognition of finance lease liabilities	3,026	900
Non-cash investing activities:
Capital expenditures included in accounts payable	2,604	4,746
Operating lease asset additions	22,805	22,191
Finance lease asset additions	3,026	900
Non-cash financing activities:
Dividends declared but unpaid	65	—
Other supplemental cash flow information:
Cash paid for interest	15,148	28,401

Note 14 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Retail	Military	Total
12 Weeks Ended October 3, 2020
Net sales to external customers	$1,012,204	$596,659	$451,953	$2,060,816
Inter-segment sales	247,968	—	—	247,968
Restructuring charges and asset impairment	6,538	5	—	6,543
Depreciation and amortization	7,413	10,489	2,956	20,858
Operating earnings (loss)	9,191	22,318	(2,511)	28,998
Capital expenditures	5,223	9,302	746	15,271

12 Weeks Ended October 5, 2019
Net sales to external customers	$939,047	$561,605	$499,156	$1,999,808
Inter-segment sales	227,633	—	—	227,633
Restructuring charges and asset impairment	1,043	253	—	1,296
Depreciation and amortization	7,793	10,197	2,764	20,754
Operating earnings (loss)	11,699	6,726	(2,646)	15,779
Capital expenditures	8,623	4,872	1,639	15,134

40 Weeks Ended October 3, 2020
Net sales to external customers	$3,471,561	$2,010,483	$1,619,329	$7,101,373
Inter-segment sales	845,988	—	—	845,988
Restructuring charges and asset impairment	19,222	1,233	—	20,455
Depreciation and amortization	24,934	34,570	9,480	68,984
Operating earnings (loss)	34,990	59,416	(9,406)	85,000
Capital expenditures	16,619	24,492	4,769	45,880

40 Weeks Ended October 5, 2019
Net sales to external customers	$3,043,668	$1,833,347	$1,661,097	$6,538,112
Inter-segment sales	742,677	—	—	742,677
Merger/acquisition and integration	(130)	1,494	—	1,364
Restructuring charges (gains) and asset impairment	10,724	(509)	—	10,215
Depreciation and amortization	25,770	33,048	9,097	67,915
Operating earnings (loss)	36,564	14,600	(5,806)	45,358
Capital expenditures	16,061	26,792	4,052	46,905

	October 3,	December 28,
(In thousands)	2020	2019
Total Assets
Food Distribution	$1,163,402	$1,087,307
Retail	755,235	794,413
Military	402,922	390,799
Discontinued operations	—	3,090
Total	$2,321,559	$2,275,609

Note 15 – Subsequent Event

On October 7, 2020, in connection with its entry into a commercial agreement with Amazon.com, Inc. (“Amazon”), the Company issued Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon, warrants to acquire up to an aggregate of 5,437,272 shares of the Company’s common stock (the “Warrant”), subject to certain vesting conditions. Warrants equivalent to 2.5% of the Company’s outstanding and issuable shares, or 1,087,455 shares, vested upon the signing of the commercial agreement. Warrants equivalent to up to 10.0% of the Company’s outstanding and issuable shares, or 4,349,817 shares, may vest in connection with the conditions defined by the terms of the Warrant. Upon vesting, shares may be acquired at an exercise price of $17.7257. The right to purchase shares in connection with the Warrant expires on October 7, 2027.

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

As of the end of the third quarter, the Company’s Retail segment operated 155 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets, VG’s Grocery, D&W Fresh Market and Dan’s Supermarket. The Company also offered pharmacy services in 97 of its corporate owned retail stores and operated 37 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores. The Company’s Customer First strategy is focused on meeting changing customer needs and preferences through a data-based decision-making process, while also increasing customer satisfaction through quality service and convenience.

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

2020 Third Quarter and Year-to-Date Highlights

The Company’s top priority continues to be the well-being and safety of its family of associates, customers and communities during the COVID-19 pandemic. SpartanNash continues to recognize its family of associates for their dedication to serve customers and support local communities during this unprecedented time of need. Collaboration across the organization and the strength and resiliency of its people drives execution in a dynamic operating environment as SpartanNash supports consumer demand related to the COVID-19 pandemic.

Key financial and operational highlights for the quarter and fiscal year-to-date include the following:

•	Net sales growth of 3.1% to $2.06 billion from $2.00 billion in the prior year quarter, representing the eighteenth consecutive quarter of growth.
•

Retail comparable store sales of 10.6% in the third quarter were positive for the fifth consecutive quarter, representing a continuation of trends driven by impacts associated with the COVID-19 pandemic. During the quarter, the Company experienced growth in eCommerce of greater than 175% and realized continued growth in private label sales.

•	Food Distribution segment sales growth was 7.8% for the quarter due to sales growth with existing customers as well as increased demand associated with the impact of COVID-19.
•	Operating earnings were $29.0 million in the third quarter, compared to $15.8 million in the prior year quarter, reflecting the significant increase in demand associated with the COVID-19 pandemic.
•

The Company generated cash from operating activities of $223.8 million for the year-to-date period, leading to a reduction in net long-term debt of $145.0 million. These reductions, combined with increased profitability, resulted in an improvement in net long-term debt to adjusted EBITDA from 3.7x at the end of 2019 to 2.3x at the end of the third quarter of 2020, calculated on a trailing thirteen period basis.

•

The Company appointed a new President and Chief Executive Officer, Tony Sarsam, in the third quarter. Tony brings to the Company an extensive background of executive experience in the food industry. His core values, history of visionary thinking and strategic execution are in alignment with the Company’s vision and strategies.

•

During the first quarter, the Company made the decision to exit the Caito Fresh Cut operations. Wind down of the operations began in March 2020 and was complete as of the end of the first quarter. The Company incurred $9.5 million in asset impairment charges, severance costs and operating losses during the wind down period.

•

During the first quarter, the Company executed cost saving initiatives, which included a voluntary early retirement program, as well as a reduction-in-force. These actions are expected to result in longer-term cost savings, however resulted in $5.0 million in incremental expense in the year-to-date period.

For the 53-week fiscal year ending January 2, 2021, the Company continues to expect to benefit from higher consumer food-at-home consumption related to the effects of COVID-19. While the Company is not providing updated net sales guidance due to uncertainty of the duration and magnitude of the impact of COVID-19, it believes sales will materially exceed its initial 2020 guidance. The Company is updating its annual outlook, from what was previously provided on August 12, 2020, to reflect actual year-to-date financial results, its expectations for the remainder of the fiscal year related to earnings trends and the forecasted impact of the stock warrants granted early in the fourth quarter.

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		40 Weeks Ended		12 Weeks Ended	40 Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019	October 3, 2020	October 3, 2020
Net sales	100.0	100.0	100.0	100.0	3.1	8.6
Gross profit	15.8	14.5	15.3	14.6	11.9	13.5
Selling, general and administrative	14.0	13.7	13.8	13.8	5.8	9.0
Merger/acquisition and integration	0.0	—	0.0	0.0	**	(82.3)
Restructuring charges and asset impairment	0.3	0.1	0.3	0.2	404.9	100.2
Operating earnings	1.4	0.8	1.2	0.7	83.8	87.4
Other expenses and income	0.2	0.9	0.2	0.7	(80.4)	(70.9)
Earnings (loss) before income taxes and discontinued operations	1.2	(0.1)	1.0	(0.0)	**	**
Income tax expense (benefit)	0.3	(0.1)	0.1	(0.0)	**	**
Earnings (loss) from continuing operations	1.0	(0.0)	0.9	0.0	**	**
Loss from discontinued operations, net of taxes	—	(0.0)	—	(0.0)	**	**
Net earnings (loss)	1.0	(0.0)	0.9	0.0	**	**

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			40 Weeks Ended
(In thousands)	October 3, 2020	October 5, 2019	Variance	October 3, 2020	October 5, 2019	Variance
Food Distribution	$1,012,204	$939,047	$73,157	$3,471,561	$3,043,668	$427,893
Retail	596,659	561,605	35,054	2,010,483	1,833,347	177,136
Military	451,953	499,156	(47,203)	1,619,329	1,661,097	(41,768)
Total net sales	$2,060,816	$1,999,808	$61,008	$7,101,373	$6,538,112	$563,261

Net sales for the quarter ended October 3, 2020 (the “third quarter”) increased $61.0 million, or 3.1%, to $2.06 billion from $2.00 billion in the quarter ended October 5, 2019 (the “prior year quarter”). Net sales for the year-to-date period ended October 3, 2020 (the “year-to-date period”) increased $563.3 million, or 8.6%, to $7.10 billion from $6.54 billion in the year-to-date period ended October 5, 2019 (the “prior year-to-date period”). The increases were driven primarily by increased consumer demand related to COVID-19 in the Retail and Food Distribution segments, as well as continued growth with existing Food Distribution customers, partially offset by lower comparable sales for the Military segment at Defense Commissary Agency (“DeCA”) operated locations prior to the pandemic and the impact of domestic base access and commissary shopping restrictions associated with COVID-19 in the second and third quarters.

Food Distribution net sales increased $73.2 million, or 7.8%, to $1.01 billion in the third quarter from $0.94 billion in the prior year quarter. Net sales for the year-to-date period increased $427.9 million, or 14.1%, to $3.47 billion in the year-to-date period from $3.04 billion in the prior year-to-date period. The increases were due to sales growth with existing customers, as well as incremental volume associated with increased consumer demand related to COVID-19, partially offset by the impact of the Company’s decision to exit Fresh Production operations, which accounted for a $29.1 million, or 3.1%, decline in segment revenues in the quarter and $78.8 million, or 2.6%, for the year-to-date period.

Retail net sales increased $35.1 million, or 6.2%, to $596.7 million in the third quarter from $561.6 million in the prior year quarter. Net sales for the year-to-date period increased $177.1 million, or 9.7%, from $1.83 billion in the prior year-to-date period to $2.01 billion. The increases in net sales were primarily due to incremental sales volume associated with increased consumer demand related to COVID-19. Comparable store sales were 10.6% for the quarter and 14.5% for the year-to-date period and were partially offset by the impact of lower fuel prices and gallons sold, as well as store closures. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Military net sales decreased $47.2 million, or 9.5%, to $452.0 million in the third quarter from $499.2 million in the prior year quarter. Net sales for the year-to-date period decreased $41.8 million, or 2.5%, from $1.66 billion in the prior year-to-date period to $1.62 billion. For the quarter, growth in private label and export sales was more than offset by the impact of domestic base access and commissary shopping restrictions associated with COVID-19. The decrease for the year-to-date period was due to the impact of lower comparable sales at Defense Commissary Agency (“DeCA”) operated locations prior to the onset of the pandemic as well as commissary shopping restrictions and base closures during the second and third quarters, partially offset by increased volume resulting from the impact of the COVID-19 pandemic during the first quarter prior to the onset of these restrictions.

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

Gross profit increased $34.5 million, or 11.9%, to $324.8 million in the third quarter from $290.4 million in the prior year quarter. As a percent of net sales, gross profit was 15.8% compared to 14.5% in the prior year quarter. Gross profit for the year-to-date period increased $129.7 million, or 13.5%, from $957.1 million in the prior year-to-date period to $1,086.8 million in the current year. As a percent of net sales, gross profit for the year-to-date period was 15.3% compared to 14.6% in the prior year-to-date period. The third quarter and year-to-date changes in the gross profit rate were driven by improvements in margin rates at all three segments, as well as increases in the proportion of Retail and Food Distribution segment sales, which generate higher margin rates than the Military segment.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation (to the extent not included in cost of sales), out-bound freight and other administrative expenses.

SG&A expenses for the third quarter increased $15.8 million, or 5.8%, to $289.0 million in the third quarter from $273.3 million in the prior year quarter, representing 14.0% of net sales in the third quarter compared to 13.7% in the prior year quarter. SG&A expenses for the year-to-date period increased $80.9 million, or 9.0%, from $900.2 million in the prior year-to-date period to $981.1 million, and was 13.8% as a percentage of net sales in both year-to-date periods. The increase in expenses as a rate of sales compared to the prior year quarter was due to increases in incentive compensation due to improved overall Company performance, a greater proportion of Retail segment sales which drive a higher rate of expense, and increases in supply chain expenses, partially offset by the increased leverage of expenses from higher sales volume, particularly related to retail store labor and certain fixed costs. Expenses as a rate of sales for the year-to-date period were in line with the prior year as a greater rate of expenses for the items mentioned previously were offset by improved operating leverage related to retail store labor and other operating expenses as well as lower healthcare costs.

Merger/Acquisition and Integration – Merger/acquisition and integration expenses for the third quarter were $0.2 million. Merger/acquisition and integration expenses for the year-to-date period were $1.4 million in the prior year-to-date period and $0.2 million in the current year-to-date period. The expenses in both years are mainly associated with the acquisition and integration of Martin’s Super Markets (“Martin’s”).

Restructuring Charges and Asset Impairment – Third quarter and prior year quarter results included charges of $6.5 million and $1.3 million, respectively, of restructuring and asset impairment activity. The year-to-date period and the prior year-to-date period included charges of $20.5 million and $10.2 million, respectively, of restructuring and asset impairment activity. The current quarter and year-to-date activity consists primarily of asset impairment charges and severance costs related to the restructuring of the Company’s Fresh Production business, and an asset impairment charge related to the decision to abandon a tradename within the Food Distribution segment, as well as store closing charges. The prior year quarter amount consists primarily of asset impairment charges to adjust non-operating real estate to its fair value, which was classified as held-for-sale. The prior year-to-date period included asset impairment charges associated with the decision to reposition Fresh Production operations, which was partially offset by gains on the sale of a previously closed distribution center.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss):

	12 Weeks Ended			40 Weeks Ended
(In thousands)	October 3, 2020	October 5, 2019	Variance	October 3, 2020	October 5, 2019	Variance
Food Distribution	$9,191	$11,699	$(2,508)	$34,990	$36,564	$(1,574)
Retail	22,318	6,726	15,592	59,416	14,600	44,816
Military	(2,511)	(2,646)	135	(9,406)	(5,806)	(3,600)
Total operating earnings	$28,998	$15,779	$13,219	$85,000	$45,358	$39,642

Operating earnings increased $13.2 million, or 83.8% to $29.0 million in the third quarter from $15.8 million in the prior year quarter. Operating earnings for the year-to-date period increased $39.6 million, or 87.4%, to $85.0 million from $45.4 million in the prior year-to-date period. The third quarter and year-to-date increases were attributable to increased sales volume and improved margin rates, partially offset by an increase in incentive compensation due to improved overall Company performance, restructuring and asset impairment charges, and supply chain expenses.

Food Distribution operating earnings decreased $2.5 million, or 21.4%, to $9.2 million in the third quarter from $11.7 million in the prior year quarter. Operating earnings for the year-to-date period decreased $1.6 million, or 4.3%, to $35.0 million from $36.6 million in the prior year-to-date period. During the third quarter, the Company made the decision to abandon a tradename within the Food Distribution segment to better integrate with the Company’s overall transportation operations, which resulted in a charge of $7.0 million. The decrease in operating earnings for Food Distribution was due to this asset impairment charge, as well as an increase in the rate of warehousing expenses and higher corporate administrative expenses, partially offset by higher earnings due to the increase in sales volume. For the year-to-date period higher incentive compensation, warehousing, and asset impairment charges were partially offset by an increase in sales volume and cycling of prior year operational losses in the Fresh Production business.

Retail operating earnings increased $15.6 million, or 231.8% to $22.3 million in the third quarter from $6.7 million in the prior year quarter. Operating earnings for the year-to-date period increased $44.8 million, or 307.0%, to $59.4 million from $14.6 million in the prior year-to-date period. The increases in operating earnings were primarily attributable to the increase in sales volume, improvements in margin rates, including inventory shrink, and labor rates. These favorable variances were partially offset by higher incentive compensation due to improved segment performance.

Military operating loss decreased $0.1 million, or 5.1% to $2.5 million in the third quarter from $2.6 million in the prior year quarter. Operating loss for the year-to-date period increased $3.6 million, or 62.0%, to $9.4 million from $5.8 million in the prior year-to-date period. The improvement for the quarter was driven by improved margin rates, partially offset by the allocation of corporate administrative expenses, the impact of lower sales volumes and, to a lesser extent, increases in the rate of warehousing expenses. The year-to-date increase was primarily attributable to increases in the rate of supply chain expenses, including additional compensation for frontline workers and additional sanitation measures, partially offset by improved margin rates.

Interest Expense – Interest expense decreased $3.9 million, or 52.3%, to $3.5 million in the third quarter from $7.4 million in the prior year quarter. Interest expense for the year-to-date period decreased $13.1 million, or 47.0% from $28.0 million in the prior year-to-date period to $14.8 million in the year-to-date period. The decreases in interest expense were due to rate decreases executed by the Federal Reserve during 2019 and the first quarter of fiscal 2020, as well as significant decreases in the average debt balance.

Income Taxes – The effective income tax rates were 21.8% and 84.2% for the third quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective income tax rates were 10.5% and 129.0%, respectively. The differences from the federal statutory rate in the current year were primarily the result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and related tax planning in the 40-week period, as well as federal tax credits, partially offset by state taxes, limitations on the deductibility of executive compensation, and the impacts of stock-based compensation in both the 12- and 40-week periods. In the prior year, the difference from the federal statutory rate was primarily due to state tax benefits resulting from losses in certain tax jurisdictions as well as tax credits.

On March 27, 2020, the U.S. government enacted tax legislation to provide economic stimulus and support businesses and individuals during the COVID-19 pandemic, referred to as the CARES Act. In connection with the CARES Act, the Company recorded net discrete income tax benefits of $9.3 million in 2020, associated with the additional deductibility of certain expenses combined with provisions which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act (“Tax Reform”), when the federal statutory income tax rate was 35%.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude “Fresh Cut operating losses” subsequent to the decision to exit these operations during the first quarter, severance associated with cost reduction initiatives, and fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. Pension termination income related to a refund from the annuity provider associated with the final reconciliation of participant data is excluded from adjusted earnings from continuing operations. These items are considered “non-operational” or “non-core” in nature. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude “Fresh Kitchen operating losses” subsequent to the decision to exit these operations at the beginning of the third quarter, costs associated with organizational realignment, which include significant changes to the Company’s management team, and fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. Pension termination costs, primarily related to non-operating settlement expense associated with the distribution of pension assets, are excluded from adjusted earnings from continuing operations, and to a lesser extent adjusted operating earnings.

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

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings (loss) for the 12 and 40 weeks ended October 3, 2020 and October 5, 2019.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Operating earnings	$28,998	$15,779	$85,000	$45,358
Adjustments:
Merger/acquisition and integration	242	—	242	1,364
Restructuring, asset impairment and other	6,543	1,296	20,455	10,215
Fresh Cut operating losses	—	—	2,262	—
Fresh Kitchen operating losses	—	2,204	—	2,204
Costs associated with Project One Team	—	—	493	5,428
Organizational realignment costs	—	935	—	1,812
Expenses associated with tax planning	(15)	—	82	—
Pension termination	—	28	—	48
Severance associated with cost reduction initiatives	40	43	5,121	484
Adjusted operating earnings	$35,808	$20,285	$113,655	$66,913
Reconciliation of operating earnings (loss) to adjusted operating earnings (loss) by segment:
Food Distribution:
Operating earnings	$9,191	$11,699	$34,990	$36,564
Adjustments:
Merger/acquisition and integration	—	—	—	(130)
Restructuring, asset impairment and other	6,538	1,043	19,222	10,724
Fresh Cut operating losses	—	—	2,262	—
Fresh Kitchen operating losses	—	2,204	—	2,204
Costs associated with Project One Team	—	—	265	2,877
Organizational realignment costs	—	495	—	960
Expenses associated with tax planning	(8)	—	44	—
Pension termination	—	15	—	26
Severance associated with cost reduction initiatives	—	31	3,143	392
Adjusted operating earnings	$15,721	$15,487	$59,926	$53,617
Retail:
Operating earnings	$22,318	$6,726	$59,416	$14,600
Adjustments:
Merger/acquisition and integration	242	—	242	1,494
Restructuring charges (gains) and asset impairment	5	253	1,233	(509)
Costs associated with Project One Team	—	—	164	1,845
Organizational realignment costs	—	318	—	616
Expenses associated with tax planning	(5)	—	27	—
Pension termination	—	10	—	17
Severance associated with cost reduction initiatives	9	12	1,441	83
Adjusted operating earnings	$22,569	$7,319	$62,523	$18,146
Military:
Operating loss	$(2,511)	$(2,646)	$(9,406)	$(5,806)
Adjustments:
Costs associated with Project One Team	—	—	64	706
Organizational realignment costs	—	122	—	236
Expenses associated with tax planning	(2)	—	11	—
Pension termination	—	3	—	5
Severance associated with cost reduction initiatives	31	—	537	9
Adjusted operating loss	$(2,482)	$(2,521)	$(8,794)	$(4,850)

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

Following is a reconciliation of earnings (loss) from continuing operations to adjusted earnings from continuing operations for the 12 and 40 weeks ended October 3, 2020 and October 5, 2019.

	12 Weeks Ended
	October 3, 2020			October 5, 2019
		per diluted			per diluted
(In thousands, except per share amounts)	Earnings	share		Earnings	share
Earnings (loss) from continuing operations	$19,952	$0.56		$(310)	$(0.01)
Adjustments:
Merger/acquisition and integration	242			—
Restructuring, asset impairment and other	6,543			1,296
Fresh Kitchen operating losses	—			2,204
Organizational realignment costs	—			935
Loss on debt extinguishment	—			329
Severance associated with cost reduction initiatives	40			43
Expenses associated with tax planning	(15)			—
Pension termination	—			10,159
Total adjustments	6,810			14,966
Income tax effect on adjustments (a)	(1,830)			(3,751)
Impact of CARES Act (b)	212			—
Total adjustments, net of taxes	5,192	0.14	*	11,215	0.31
Adjusted earnings from continuing operations	$25,144	$0.70		$10,905	$0.30

	40 Weeks Ended
	October 3, 2020			October 5, 2019
		per diluted			per diluted
(In thousands, except per share amounts)	Earnings	share		Earnings	share
Earnings from continuing operations	$63,821	$1.78		$444	$0.01
Adjustments:
Merger/acquisition and integration	242			1,364
Restructuring, asset impairment and other	20,455			10,215
Fresh Cut operating losses	2,262			—
Fresh Kitchen operating losses	—			2,204
Costs associated with Project One Team	493			5,428
Organizational realignment costs	—			1,812
Loss on debt extinguishment	—			329
Severance associated with cost reduction initiatives	5,121			484
Expenses associated with tax planning	82			—
Pension termination	(1,004)			19,510
Total adjustments	27,651			41,346
Income tax effect on adjustments (a)	(6,827)			(10,166)
Impact of CARES Act (b)	(9,298)			—
Total adjustments, net of taxes	11,526	0.32		31,180	0.86
Adjusted earnings from continuing operations	$75,347	$2.10		$31,624	$0.87
* Includes rounding

(a)	The income tax effect on adjustments is computed by applying the effective tax rate, before discrete tax items, to the total adjustments for the period.
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
Following is a reconciliation of net earnings (loss) to adjusted EBITDA for the 12 and 40 weeks ended October 3, 2020 and October 5, 2019.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Net earnings (loss)	$19,952	$(337)	$63,821	$318
Loss from discontinued operations, net of tax	—	27	—	126
Income tax expense (benefit)	5,564	(1,656)	7,513	(1,973)
Other expenses, net	3,482	17,745	13,666	46,887
Operating earnings	28,998	15,779	85,000	45,358
Adjustments:
LIFO expense	387	1,268	3,158	3,761
Depreciation and amortization	20,858	20,351	68,611	67,513
Merger/acquisition and integration	242	—	242	1,364
Restructuring, asset impairment and other charges	6,543	1,296	20,455	10,215
Fresh Cut operating losses	—	—	2,262	—
Fresh Kitchen operating losses	—	2,204	—	2,204
Stock-based compensation	1,033	638	5,181	6,735
Non-cash rent	(1,188)	(1,082)	(3,981)	(4,542)
Costs associated with Project One Team	—	—	493	5,428
Organizational realignment costs	—	935	—	1,812
Severance associated with cost reduction initiatives	40	—	5,121	—
Loss on disposal of assets	35	—	3,462	—
Other non-cash charges	94	187	193	710
Adjusted EBITDA	$57,042	$41,576	$190,197	$140,558

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA by segment for the 12 and 40 weeks ended October 3, 2020 and October 5, 2019.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Food Distribution:
Operating earnings	$9,191	$11,699	$34,990	$36,564
Adjustments:
LIFO expense	295	639	1,684	1,869
Depreciation and amortization	7,413	7,390	24,561	25,368
Merger/acquisition and integration	—	—	—	(130)
Restructuring, asset impairment and other charges	6,538	1,043	19,222	10,724
Fresh Cut operating losses	—	—	2,262	—
Fresh Kitchen operating losses	—	2,204	—	2,204
Stock-based compensation	522	302	2,524	3,319
Non-cash rent	31	147	125	353
Costs associated with Project One Team	—	—	265	2,877
Organizational realignment costs	—	495	—	960
Severance associated with cost reduction initiatives	—	—	3,143	—
(Gain) loss on disposal of assets	(6)	—	1,613	—
Other non-cash charges	52	14	103	391
Adjusted EBITDA	$24,036	$23,933	$90,492	$84,499
Retail:
Operating earnings	$22,318	$6,726	$59,416	$14,600
Adjustments:
LIFO (gain) expense	(15)	257	586	858
Depreciation and amortization	10,489	10,197	34,570	33,048
Merger/acquisition and integration	242	—	242	1,494
Restructuring charges (gains) and asset impairment	5	253	1,233	(509)
Stock-based compensation	364	222	1,756	2,325
Non-cash rent	(1,134)	(1,149)	(3,818)	(4,612)
Costs associated with Project One Team	—	—	164	1,845
Organizational realignment costs	—	318	—	616
Severance associated with cost reduction initiatives	9	—	1,441	—
Loss on disposal of assets	34	—	1,905	—
Other non-cash charges	30	243	64	410
Adjusted EBITDA	$32,342	$17,067	$97,559	$50,075
Military:
Operating loss	$(2,511)	$(2,646)	$(9,406)	$(5,806)
Adjustments:
LIFO expense	107	372	888	1,034
Depreciation and amortization	2,956	2,764	9,480	9,097
Stock-based compensation	147	114	901	1,091
Non-cash rent	(85)	(80)	(288)	(283)
Costs associated with Project One Team	—	—	64	706
Organizational realignment costs	—	122	—	236
Severance associated with cost reduction initiatives	31	—	537	—
Loss (gain) on disposal of assets	7	—	(56)	—
Other non-cash charges (gains)	12	(70)	26	(91)
Adjusted EBITDA	$664	$576	$2,146	$5,984

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	40 Weeks Ended
(In thousands)	October 3, 2020	October 5, 2019
Cash flow activities
Net cash provided by operating activities	$223,832	$140,034
Net cash used in investing activities	(35,536)	(117,645)
Net cash used in financing activities	(185,565)	(17,385)
Net cash used in discontinued operations	—	(153)
Net increase in cash and cash equivalents	2,731	4,851
Cash and cash equivalents at beginning of the period	24,172	18,585
Cash and cash equivalents at end of the period	$26,903	$23,436

Net cash provided by operating activities. Net cash provided by operating activities increased during the current year-to-date period from the prior year-to-date period by approximately $83.8 million primarily due to improved profitability and changes in operating asset and liability balances primarily related to the deferral of payroll taxes in connection with the CARES Act, improvements in working capital, and increases in accrued compensation.

Net cash used in investing activities. Net cash used in investing activities decreased $82.1 million in the current year compared to the prior year primarily due to the acquisition of Martin’s in the prior year.

Capital expenditures were $45.9 million in the current year and cloud computing application development spend, which is included in operating activities, was $7.7 million, compared to capital expenditures of $46.9 million in the prior year. The Company expects full fiscal year 2020 capital expenditures and cloud computing application development spend to range from $80.0 million to $85.0 million. The Food Distribution, Retail and Military segments utilized 36.2%, 53.4% and 10.4% of capital expenditures, respectively, in the current year.

Net cash used in financing activities. Net cash used in financing activities increased $168.2 million in the current year compared to the prior year primarily due to payment of debt balances in the current year, funded by cash provided by operating activities, as well as borrowings to fund the Martin’s acquisition in the prior year.

Debt Management

Total debt, including finance lease liabilities, was $546.3 million and $688.6 million as of October 3, 2020 and December 28, 2019, respectively. The decrease in total debt was due to increased payments using cash provided by operating activities.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of October 3, 2020, the senior secured credit facility had outstanding borrowings of $511.1 million. Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $346.9 million at October 3, 2020. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $15.6 million were outstanding as of October 3, 2020. The credit facility matures December 18, 2023 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.58-to-1 at October 3, 2020 compared to 1.76-to-1 at December 28, 2019, and its investment in working capital was $400.9 million at October 3, 2020 compared to $431.5 million at December 28, 2019. Net long-term debt to total capital ratio was 0.42-to-1 at October 3, 2020 compared to 0.49-to-1 at December 28, 2019.

Net long-term debt is a non-GAAP financial measure that is defined as long-term debt and finance lease liabilities, plus current portion of long-term debt and finance lease liabilities, less cash and cash equivalents. The ratio of net debt to capital is a non-GAAP financial measure that is calculated by dividing net long-term debt, as defined previously, by total capital (net long-term debt plus total shareholders’ equity). The Company believes both management and its investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments. Total net long-term debt is not a substitute for GAAP financial measures and may differ from similarly titled measures of other companies.

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of October 3, 2020 and December 28, 2019.

	October 3,	December 28,
(In thousands)	2020	2019
Current portion of long-term debt and finance lease liabilities	$5,338	$6,349
Long-term debt and finance lease liabilities	540,920	682,204
Total debt	546,258	688,553
Cash and cash equivalents	(26,903)	(24,172)
Net long-term debt	$519,355	$664,381

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. At October 3, 2020, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the quarter ended October 3, 2020, the Company declared $6.9 million in dividends and declared $20.8 million for the year-to-date period. A 1.3% increase in the quarterly dividend rate from $0.19 per share to $0.1925 per share was approved by the Board of Directors and announced on February 27, 2020. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond October 3, 2020. These commitments consist primarily of purchase commitments (as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019), standby letters of credit of $15.6 million as of October 3, 2020, and interest on long-term debt and finance lease liabilities.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of October 3, 2020 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. During the third quarter of 2020 there were no changes in SpartanNash’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting. In response to the COVID-19 pandemic, many of the Company’s associates began working from home during the first quarter of 2020. Management has taken measures to ensure that the Company’s internal controls over financial reporting remain effective and were not materially affected.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 12-week period ended October 3, 2020. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. For the third quarter of 2020, all employee transactions related to shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares.

During the fourth quarter of 2017, the Board authorized a publicly announced $50 million share repurchase program, expiring in 2022. There were $10.0 million of share repurchases made under this program during the first quarter of 2020. At October 3, 2020, $35.0 million remains available under the program.

Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
July 11 - August 8, 2020
Employee Transactions	—	$—
Repurchase Program	—	$—
August 9 - September 5, 2020
Employee Transactions	—	$—
Repurchase Program	—	$—
September 6 - October 3, 2020
Employee Transactions	237	$16.45
Repurchase Program	—	$—
Total for quarter ended October 3, 2020
Employee Transactions	237	$16.45
Repurchase Program	—	$—

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

10.1	Executive Employment Agreement between SpartanNash Company and Tony Sarsam.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2020, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: November 12, 2020	By	/s/ Mark E. Shamber
Mark E. Shamber Executive Vice President and Chief Financial Officer