Form 10-K
period 2021-01-02
SpartanNash Co
filed 2021-03-03
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 2021.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the NASDAQ Global Select Market on July 10, 2020 (which was the last trading day of the registrant’s second quarter in the fiscal year ended January 2, 2021) was $720,431,707.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of March 2, 2021 was 36,135,638, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Proxy Statement for Annual Meeting to be held May 26, 2021

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

PART I

Item 1.  Business

Overview

SpartanNash Company (together with its subsidiaries, “SpartanNash” or the “Company”) is a Fortune 400 company whose core businesses include distributing grocery products to a diverse group of independent and chain retailers, its corporate owned retail stores, and U.S. military commissaries and exchanges. SpartanNash serves customer locations in all 50 United States (“U.S.”), the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Bahrain, Djibouti and Egypt. The Company’s Retail segment operates supermarkets that have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores. Through its Military segment, the Company is the exclusive worldwide supplier of private brand products to U.S. military commissaries. The Company operates three reportable segments: Food Distribution, Retail and Military. While the Company supports overseas commissaries and exchanges, all of the Company’s sales and assets are in the United States of America.

The Company’s fiscal year end is the Saturday closest to December 31. The following discussion is as of and for the fiscal years ending or ended January 1, 2022 ("2021"), January 2, 2021 (“2020” or “current year”), December 28, 2019 (“2019” or “prior year”) and December 29, 2018 (“2018”), all of which include 52 weeks, with the exception of 2020, which includes 53 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will usually include the Easter holiday. Fiscal 2020 contains 53 weeks; therefore, the fourth quarter of fiscal 2020 contains 13 weeks. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

The Company’s differentiated business model of Food Distribution, Retail and Military operations leverages the complementary nature of each segment and supports the ability of the Company’s independent retailers to compete in the grocery industry in the long-term. The model produces operational efficiencies, helps stimulate distribution product demand, and provides greater visibility and broader business growth options.

SpartanNash’s mission is to leverage its expertise in food distribution and retail to develop, activate and provide impactful solutions that exceed expectations for customers, business partners and associates, and its vision is to be “A best-in-class business that feels local, where relationships matter.” In order to support these objectives, the Company’s priorities include strategies to improve the associate experience, to enhance the product offerings to customers, and to improve operational efficiency through achieving sustained improvements in gross margin and service levels.

Food Distribution Segment

The Company’s Food Distribution segment uses a multi-channel sales approach to distribute grocery products to independent retailers, national retailers, food service distributors, e-commerce providers, and the Company’s corporate owned retail stores. Total net sales from the Company’s Food Distribution segment, including sales to corporate owned retail stores that are eliminated in the consolidated financial statements, totaled $5.7 billion for 2020. As of the end of 2020, the Company believes it is the fifth largest wholesale distributor, in terms of annual revenue, to supermarkets in the United States.

The Company is focused on growth in its Food Distribution segment, through expanded partnerships with existing customers, new business, and rounding out its assortment. The Company is also working to improve the reach and efficiency of its supply chain to drive improved profitability.

The Company’s Food Distribution segment supplies grocery products to a diverse group of independent retailers with operations ranging from a single store to regional supermarket chains, food service distributors and the Company’s corporate owned retail stores. As of January 2, 2021, the Company operated in all 50 states by leveraging a platform of 19 distribution centers, as well as internal transportation fleets and third-party shipping partners, servicing the Food Distribution and Military segments. The Company’s extensive geographic reach drives economies of scale and provides opportunities for independent retailers to purchase products at competitive prices in order to effectively compete in the grocery industry in the long-term.

The Company also services national retailers through a variety of platforms and has diversified its customer base through growth with these customers. These national retailers partner with the Company to centralize their supply of grocery products or product categories, and to leverage the Company’s broad geographic reach. Sales to one of the Company’s customers in the Food Distribution segment accounted for 17%, 17% and 16% of consolidated net sales for 2020, 2019 and 2018, respectively. No other individual customer exceeded 10% of consolidated net sales in any of the years presented.

The Company’s ten largest Food Distribution customers (excluding corporate owned retail stores) accounted for approximately 64% of total Food Distribution net sales for 2020. Approximately 89% of Food Distribution net sales for 2020 are covered under supply agreements with customers.

The Company’s Food Distribution segment provides a selection of approximately 68,000 stock-keeping units (SKUs) of nationally branded and private brand grocery products and perishable food products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmacy. These product offerings, along with best-in-class services, allow independent retailers the opportunity to support the majority of their operations with a single supplier. The Company also provides a comprehensive menu of valued-added services designed to assist independent retailers in becoming more profitable, efficient, competitive, and informed, ranging from real estate and site surveys to a full suite of accounting, information technology and merchandising and marketing solutions. The Company is committed to sharing the expertise gained in its Retail operations with its independent customers.

The Food Distribution segment competes directly with a number of traditional and specialty grocery wholesalers and retailers that maintain or develop self-distribution systems. In addition, the Company’s independent customers face intense competition from supercenters, deep discounters, mass merchandisers, limited assortment stores, and e-commerce providers. The Company partners with these customers to help them compete effectively. The primary competitive factors in the Food Distribution business include price, service level, product quality, variety and other value-added services.

Retail Segment

As of January 2, 2021, the Company operates 156 corporate owned retail stores and 37 fuel centers in nine states in the Midwest, primarily under the banners of Family Fare, Martin’s Super Markets, D&W Fresh Market, VG’s Grocery and Dan’s Supermarket. Retail banners and store counts are fully detailed in Item 2, “Properties”. The Company’s corporate owned retail stores range in size from approximately 14,000 to 90,000 total square feet, or on average, approximately 44,000 total square feet per store.

The Company’s neighborhood market strategy distinguishes its corporate owned retail stores from supercenters and limited assortment stores. Through e-commerce solutions, including Fast Lane and Groceries to GO, as well as third-party providers, the Company offered online grocery shopping and curbside pickup or delivery at 117 of its corporate owned retail locations as of January 2, 2021. This channel is highly valued by customers during the COVID-19 pandemic, and continuing to enhance and grow this platform is a key component of the Company’s strategy. The Company continues to make investments to support its online ordering systems, the speed and convenience of curbside pickup, and the efficiency and completeness of order fulfillment.

The Company’s corporate owned retail stores offer nationally branded and private brand grocery products, as well as perishable food products including dry groceries, produce, dairy products, meat, delicatessen items, including store prepared “grab and go” meal options, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, health and beauty care products and fuel. Sixty-seven of the Company’s stores contain franchised Starbucks or Caribou Coffee shops, which enhance the customer experience and help to drive traffic. Private brand grocery products typically generate higher retail margins while also improving customer loyalty by offering quality products at affordable prices.

As of January 2, 2021, the Company offers pharmacy services in 97 of its corporate owned retail stores (87 of the pharmacies are owned) and operates one free-standing pharmacy location. The Company believes the pharmacy service offering in its corporate owned retail stores is an important part of the consumer experience. Most of the Company’s pharmacies offer certain free medications, along with low cost generic drugs, and meal planning solutions for preventative health and education for its customers. Influenza vaccinations and COVID-19 testing are available in certain pharmacies. The Company’s pharmacies will also offer COVID-19 vaccinations in 2021.

The following chart details the changes in the number of corporate owned retail stores over the last five fiscal years:

	2016	2017	2018	2019	2020
Number of stores at beginning of year	163	157	145	139	156
Stores acquired or constructed during year	—	—	—	24	1
Stores closed or sold during year	6	12	6	7	1
Number of stores at end of year	157	145	139	156	156

Early in the first quarter of fiscal 2021, the Company made the decision to close two corporate owned retail stores in support of its initiatives related to retail store rationalization.

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

Military Segment

The Company’s Military segment contracts with manufacturers and brokers to distribute a wide variety of grocery products, including dry groceries, beverages, meat, and frozen foods, primarily to U.S. military commissaries and exchanges. The Company’s Military segment, together with its third-party partner, Coastal Pacific Food Distributors (“CPFD”), represents the only delivery solution to service the Defense Commissary Agency (“DeCA” or “the Agency”) worldwide.

DeCA operates a chain of 236 commissaries on U.S. military installations across the world that sells approximately $4.5 billion of grocery products annually. The Company distributes grocery products to 160 military commissaries and over 400 exchanges located in 39 states across the United States and the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Bahrain, Djibouti and Egypt. The Company’s distribution centers are strategically located among the largest concentration of military bases in the areas the Company serves and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges.

The Company is also the DeCA exclusive worldwide supplier of private brand grocery and related products to all U.S. military commissaries. In accordance with its contract with DeCA, the Company procures the grocery and related products from various manufacturers and upon receiving customer orders from DeCA either delivers the products to the U.S. military commissaries itself or engages CPFD to deliver the products on its behalf. There are over 1,000 SKUs of private brand products in the DeCA system as of January 2, 2021.

DeCA contracts with manufacturers to obtain nationally branded products for the commissary system. Manufacturers either deliver the products to the commissaries themselves or, more commonly, contract with distributors such as SpartanNash to deliver the products. The Company obtains distribution contracts with manufacturers through competitive bidding processes and direct negotiations. As of January 2, 2021, the Company has approximately 250 distribution contracts representing approximately 600 manufacturers that supply products to the DeCA commissary system and various exchange systems. Generally, larger contracts or those subject to a request-for-proposal process have definitive durations, whereas smaller contracts generally have indefinite terms; and all contract types allow for termination by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify which commissaries and exchanges to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements, and pricing and payment terms. The Company’s ten largest manufacturer customers represented approximately 51% of the Company’s Military segment sales for 2020.

The Company’s strategies within the Military segment are focused on improving the profitability of its operations through partnering with DeCA and its manufacturer customers to identify growth opportunities and improve gross margins. The Company is also working to improve the efficiency of its supply chain through operational improvements, including identifying opportunities to optimize ordering, routes, and delivery schedules.

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

Supply Chain Network

The Company’s distribution network is comprised of 19 distribution centers, which are utilized to service the Food Distribution and Military segments. The Company warehouses product through approximately 8.4 million square feet of distribution center space. The Company operates a fleet with 553 over-the-road tractors, 25 refrigerated straight trucks, 335 dry vans and 1,135 refrigerated trailers. The Company carefully manages the more than 73 million miles driven by its fleet and third-party carriers annually servicing military commissaries, exchanges, independent retailers, national retailers and corporate owned retail stores.

The Company’s supply chain operations are focused on supporting growth and maximizing productivity through the optimization of its network and investment in technology. The Company continually evaluates its network and is contemplating or undertaking actions such as adding or consolidating locations and shifting volume between facilities as needed. System enhancements in the areas of forecasting and replenishment will support the strategic optimization of inventory, allowing for reductions in quantities on hand and space savings in the warehouses, while maintaining service levels and reducing shrink. The Company’s plan to consolidate transportation management information systems will also streamline operations and reduce miles traveled.

The Company is also investing in its workforce and has identified the areas of recruiting and training as some of the initiatives to improve supply chain performance and the overall associate experience. In the coming year, the Company plans to re-profile certain of its warehouses, and is in the process of developing dynamic slotting capabilities, in order to improve order selection efficiency and maximize space utilization. Process improvements are also underway in other areas of warehouse operations, including refining engineered labor standards to improve the productivity of the workforce.

Marketing and Merchandizing

During 2020, the Company leveraged data and insights to develop and implement strategies to respond to changes in consumer behavior in relation to the COVID-19 pandemic with products, meal solutions and marketing tactics in support of each of the Company’s segments. While impacts of COVID-19 are expected to be short term, the Company is proving its ability to use data and analytics to discern changing consumer needs and leverage these insights to drive performance.

The Company’s Customer Growth strategy is focused on meeting changing customer needs and preferences through a data-based decision-making process, while also increasing customer satisfaction through quality service and convenience. The Company is using insights gained through its collaboration with dunnhumby to improve its positioning and assortment to better appeal to its customers. Key focus areas include improvement in customers’ perception of Company pricing, product assortment and the penetration of the Company’s private brands. As the Company works to better differentiate its Retail stores and implement its Customer Growth strategy, the Company has launched a new pricing strategy designed to highlight value and increase customer loyalty. The Company has developed processes to measure the activation of these strategies as well as their impacts. These measures are reviewed continuously to refine and evolve the strategies. The Company will continue to share its best practices across its independent customer base within the Food Distribution segment as it gains further insights.

The Company is selectively adding products and services to better meet customers’ changing needs and enhance their experience. During 2020, the Company undertook a complete review of the current private brand offering and go-to-market strategy. To build awareness and encourage associate engagement, the Company has transitioned from the private brands terminology to a proprietary, branded approach referred to as “OwnBrands”. This change has been executed as part of a broader plan to simplify the brand portfolio and build on the strength of the Company’s flagship brand, Our Family.

The Company has also been building tools and capabilities to enable relevant, personalized content across its digital, social media and mobile channels, including the use of chatbots with artificial intelligence, which provide immediate responses to customers’ frequently asked questions online. Additionally, the Company continues to focus on the growth of its e-commerce platforms and development of its fulfillment capabilities, which enable a highly personalized digital shopping experience, while driving operational efficiencies. These enhancements will contribute to the Company’s ability to build longer-term customer loyalty through convenience and value, maintain efficient marketing spend, improve its growth opportunities, and further strengthen its competitive position.

Seasonality

The majority of the Company’s revenues are not seasonal in nature. However, in some geographies, corporate retail stores and independent retail customers are dependent on tourism, and therefore, are affected by seasons and weather patterns.

Suppliers

The Company purchases products from a large number of national, regional and local suppliers of name brand and OwnBrand merchandise. No single supplier accounts for more than 5% of the Company’s purchases. The Company continues to develop strategic relationships with key suppliers and believes this will prove valuable in the development of enhanced promotional programs and consumer value perceptions.

Intellectual Property

The Company owns valuable intellectual property, including trademarks, trade names, and other proprietary information, some of which are of material importance to its business.

Technology

In 2020, the Company focused on digitizing efforts across all business segments, including the transition to a hybrid cloud model, where certain production environments are hosted in the cloud and disaster recovery environments are hosted in on-premise data centers. As a response to the COVID-19 pandemic, the Company supported the shift of the corporate office workforce to a work-from-home environment, while maintaining workforce productivity.

Supply Chain. The Company began making meaningful upgrades to its transportation systems, including standardization of processes and rationalization of several disparate systems into a single integrated stack. Additionally, the Company completed the automation of its timekeeping, scheduling, and payroll management processes across its distribution network. These automation initiatives, combined with the workforce investments noted previously, are expected to contribute to improved hiring, retention and productivity.

Retail. During 2020, the Company made significant progress in the financial integration of its recently acquired Martin’s business. The Company is taking additional steps to modernize its retail applications footprint, beginning in 2021 with a comprehensive effort to upgrade and digitize its point-of-sale (“POS”) environment. The upgraded POS applications will include an integrated feature set which will enhance the retail experience both for SpartanNash and its independent customers. Additionally, the Company completed the implementation of a fresh item management solution for its corporate retail stores. This solution incorporates automated labeling, production planning, inventory and recipe management across all locations to support the fresh food operations within the corporate retail stores.

Marketing and Merchandizing: In 2020, the Company began the implementation of a cloud-based pricing and promotion automation solution. The new technology will provide a vendor portal and workflow management for promotional activities, as well as manage associated vendor billings.

Administrative Systems, Infrastructure and Security. The Company has begun the development and implementation of tools to improve both the efficiency and effectiveness of internal reporting and administrative functions. A centralized data analytics solution is being developed to consolidate the Company’s analysis and reporting platforms, introducing predictive data analytics capabilities to provide better business insights. Robotic process automation initiatives have been implemented in certain areas and additional areas are being evaluated for further automation, which will result in improved efficiency in repetitive, manual processes. The Company also successfully completed the deployment of a new Human Capital Management system which will act as the backbone of simplified digital human resources operations. During 2020, the Company also made other significant improvements to its networks and information security.

Human Capital

The Company’s associates are critical to supporting the organization’s mission and values. The Company’s strategies are aligned to improve associate engagement and empowerment to foster an agile, highly accountable, performance-driven culture. As of January 2, 2021, the Company employed approximately 18,000 associates, 10,800 on a full-time basis and 7,200 on a part-time basis.

Retention

Attracting and retaining talent is imperative to accomplish the key initiatives of the Company. The Company’s primary initiatives in this area include ensuring a safe and desirable work environment, maintaining a competitive and compelling total rewards offer and investing in leadership and associate development.

While the effects of the COVID-19 pandemic have increased the rate of turnover, specifically in the retail and distribution environments, the Company is committed to reducing turnover, with an established target reduction in the coming year.

Safety

Associate safety remains a top priority of the Company, particularly in the retail and distribution environments considering the effects of COVID-19 in the current year. The Company maintains robust policies and supports continuous training to ensure the safety of each associate and compliance with the Occupational Safety and Health Administration standards. The Company’s areas of focus include limiting incident rates, the frequency and severity of accidents and the cost of claims and settlements.

Diversity and Inclusion

The Company sponsors initiatives to differentiate its workforce with a focus on diversity and inclusion, to best reflect the communities it serves and to strengthen the representation of veterans, people of color, differently abled individuals and women in the workforce. The Company believes that valuing each associate’s talent and diverse perspective creates a fair and inclusive atmosphere for growth and success.

The Company also believes that it is best served by an executive leadership team and Board of Directors that have diverse perspectives, education, experience, skills, gender, race, and ethnicity, and will endeavor to seek out such candidates when searching for new leaders and directors. Of the eight current members of the executive leadership team, one member is a person of color and three members are female. Of the ten current members of the Board of Directors, two of the directors are persons of color and three of the directors are female.

Engagement

The Company continually evaluates associate engagement and views the associated metrics as critical to the ability to attract and retain talent, contributing to many of the broader objectives of the Company. The results from annual associate engagement surveys are used to inform the Company’s priorities and provide valuable feedback on existing associate programs. During the last annual associate engagement survey completed in September, the Company achieved a 70% engagement rate, well above the industry average. The Company also launched a new corporate social media application in the current year, SpartanNash Go, as a tool to support engagement of associates across the organization. To-date, the Company’s adoption and engagement of the tool has exceeded expectations.

Compensation and Benefits

The Company’s programs are designed to provide compensation and benefits packages that will attract, retain, reward, and inspire its associates to achieve a high level of performance, to challenge convention and turn problems into possibilities. Overall compensation and benefits are periodically reviewed to ensure that they remain competitive with respect to industry benchmarks. The Company’s incentive programs are designed to align the associate’s financial interests with that of shareholders and other stakeholders. In addition, the Company periodically sponsors recognition and compensation initiatives for retail and distribution associates working on the front lines. These programs are designed to recognize the efforts of these workers for their commitment to serve customers and keep them safe during the COVID-19 pandemic, as well as to recognize their other outstanding achievements. Recently, the Company implemented a new human capital management system, which represents a key investment to provide resources related to compensation and benefits to associates.

Environmental Matters

The Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities relating to its stores, warehouses, and other buildings and the land on which they are situated (including responsibility and liability related to its operation of its fuel centers and truck garages and the storage of petroleum products in underground storage tanks). The Company believes that it currently conducts its operations, and in the past has conducted its operations, in substantial compliance with applicable environmental laws. Also, the Company typically conducts an environmental review prior to acquiring or leasing buildings or raw land. However, the Company cannot always control or predict what environmental conditions may be found to exist at its facilities, and future changes in regulations may result in liabilities to the Company or increases in the cost of doing business.

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

The Company faces competitive pressures from e-commerce activity, as consumers continue to adopt this format and do more of their shopping online. While the Company offers e-commerce services at many of its stores, some of its stores and many of its independent retailer customers do not. Other e-commerce providers may offer lower prices, superior online ordering or delivery service, or greater convenience than the Company. If the Company fails to compete successfully, it could face lower sales and may decide or be compelled to offer greater discounts to its customers, which could result in decreased profitability.

Disease outbreaks, such as the COVID-19 pandemic, could have an adverse impact on the Company's operations and financial results.

In response to the COVID-19 pandemic, national, state, and local authorities recommended social distancing and imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. While these measures were designed to protect the overall public health, they had material adverse impacts on domestic and foreign economies and have resulted in the United States entering a period of recession.

While the Company is an essential business and has seen significant increases in sales volume during the pandemic, its business may be negatively impacted by several factors associated with the pandemic and any future disease outbreak and the related effects on the retail grocery and wholesale distribution industries. The effects of the COVID-19 pandemic experienced by the Company have included, and may continue to include the following impacts, which may also be characteristic of future potential disease outbreaks:

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
•

Increased costs relating to compliance with public health and safety requirements for the Company’s associates and customers, including the purchase of personal protective equipment, cleaning and sanitization of retail and distribution facilities and construction and remodeling costs related to maintaining effective social distancing barriers;

•

Inability to accurately forecast financial results due to the uncertainty associated with the short- and long-term effects on the U.S. economy, consumer behavior and the unknown duration of social distancing, quarantine or isolation measures or the lasting effects that may result after such mandates have been removed; or

•	Increased and accelerated competition from alternative channels, including e-commerce retailers, due to a change in consumer behavior and continued social distancing.
•	Closure or access restrictions at retail stores or military commissaries, which limit the consumer’s access to the products the Company sells and distributes, which negatively impact sales volumes.

Any of the foregoing factors, or other effects of the pandemic that are not currently foreseeable, may materially increase costs, negatively impact sales and damage the Company’s financial condition, results of operations, cash flows and its liquidity position. The significance and duration of any such impacts are not possible to predict due to the overall uncertainty associated with COVID-19 and any future pandemic.

The private brand program for U.S. military commissaries may not achieve the desired results.

In December 2016, DeCA, which operates U.S. military commissaries worldwide, competitively awarded to the Company the contract to support and supply products for the Agency’s private brand product program. Private brand products had not previously been offered in the Agency’s commissaries. The Company has invested and will continue to invest significant resources as it partners with DeCA to continue to expand the program, however there is no guarantee of its success, that the program will continue or that DeCA will continue to partner with SpartanNash. The Company expects that DeCA will face significant competition in each product category from national brands that are familiar to consumers. If the Agency is unable to drive traffic and business at the commissaries by offering one-stop shopping for military customers through a combination of both national and private brand offerings, then both DeCA and the Company may be unable to achieve expected returns from this program, which could have a material adverse effect on the Company’s business. The success of the program will depend, in part, on factors beyond the Company’s control, including the actions of the Agency. While the current contract with DeCA expires in December 2021, the Company hopes to continue the relationship, although there cannot be a guarantee of renewal.

The Company may not be able to implement its strategy of growth through acquisitions or successfully integrate acquired businesses.

Part of the Company’s growth strategy involves selected acquisitions of additional distribution operations, and to a lesser extent, retail grocery stores. Given the recent consolidation activity and limited number of potential acquisition targets within the food industry, the Company may not be able to identify suitable targets for acquisition and may make acquisitions which do not achieve the desired level of profitability or sales. Additionally, future acquisitions of retail grocery stores could result in the Company competing with its independent retailer customers and could adversely affect existing business relationships with those customers. As a result, the Company may not be able to identify suitable acquisition candidates in the future, complete acquisitions or obtain the necessary financing and this may adversely affect the Company’s ability to grow profitably. If the Company fails to successfully integrate business acquisitions and realize planned synergies, the business may not perform to expectations.

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

A significant portion of the Company’s sales are with major customers and the Company’s success may be dependent on retaining this business and its customers’ ability to grow their business.

The Company’s customer base includes certain large and growing customers. To the extent that major customers decide to utilize alternative sources of products, whether through other distributors or self-distribution, the Company’s financial condition or results of operations may be materially and adversely affected. Similarly, if major customers are not able to grow their business, the Company may be materially and adversely affected.

Sales to one of the Company’s customers accounted for more than 15% of the Company’s net sales in 2020, 2019 and 2018. The Company’s ability to maintain a close, mutually beneficial relationship with major customers is an important determinant of the Company’s continued growth.

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

The Company is required to perform an annual impairment test for goodwill and other long-lived tangible and intangible assets in the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Testing goodwill and other assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or – for goodwill – the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of the Company’s future performance, may affect the fair value of goodwill or other assets. This could result in the Company recording a non-cash impairment charge for goodwill or other intangible assets in the period the determination of impairment is made. The Company cannot accurately predict the amount or timing of potential impairments of assets. Should the value of goodwill or other assets become impaired, the Company’s financial condition and results of operations may be adversely affected.

The Company may not successfully manage the transition associated with its chief executive officer and other senior leaders.

The Company’s success depends upon the continued services of executive officers and other key personnel, as well as its ability to effectively transition to their successors. The Company appointed a new President and Chief Executive Officer in September 2020 This transition may be disruptive to the Company, and if it is unable to execute an orderly transition and successfully integrate its new CEO into the leadership team, revenue, operating results and financial condition may be adversely affected. In addition, the Company has recently experienced turnover in other key leadership roles. Any future changes to the executive management team, including hires or departures, could cause further disruption to the business and have a negative impact on operating performance, while these operational areas are in transition. The Company can provide no assurance that it will find suitable successors to key roles as transitions occur or that any identified successor will be successfully integrated into its management team. The Company’s inability to retain other key employees or effectively transition to their successors, or any delay in filling any such positions, could harm its business and results of operations.

It may be difficult for the Company to attract and retain well-qualified associates, which would adversely affect the Company’s profitability and growth.

Recent low levels of unemployment, increased unemployment compensation benefits, and the hesitation of potential workers to work on the frontline during the pandemic have caused upward pressure on wages. If the Company is unable to attract and retain quality associates to meet its needs, the Company could be required to increase its compensation offering, reduce staffing below optimal levels, or rely more on higher-cost third-party providers, which could adversely affect the Company’s profitability and growth.

Risks Related to the Company’s Indebtedness

The Company’s level of indebtedness could adversely affect its financial condition and its ability to raise additional capital or obtain financing in the future, respond to business opportunities, react to changes in its business, and make required payments on its debt.

As of January 2, 2021, the Company had outstanding indebtedness of $486.4 million (net of unamortized debt issuance costs), primarily related to its asset-based lending facility (the "Revolving Credit Facility"). Refer to Note 7 in the accompanying notes to the consolidated financial statements for further information. If the Company is not able to generate cash flow from operations sufficient to service its debt, it may need to refinance its debt, dispose of assets or issue equity to obtain necessary funds. The Company may not be able to take any of such actions on a timely basis, on satisfactory terms or at all.

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

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates and expose it to interest rate risk. The Company may not be able to accurately predict changes in interest rates or mitigate their impact. If interest rates increase, debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same and the Company’s profitability would decrease. A hypothetical 0.50% increase in rates applicable to borrowings under the Revolving Credit Facility as of January 2, 2021 would increase interest expense related to such debt by approximately $2.2 million per year.

Legal, Regulatory and Legislative Risks

The Company’s Military segment is dependent upon domestic and international military operations. A change in the military commissary system, including its supply chain, or a change in the level of governmental funding, could negatively impact the Company’s results of operations and financial condition.

Because the Company’s Military segment sells and distributes grocery products to military commissaries and exchanges in the United States and overseas, any material changes in the commissary system, the level of governmental funding to DeCA, military staffing levels, or locations of bases, or DeCA’s supply chain may have a corresponding impact on the sales and operating performance of this segment. These changes could include privatization of some or all of the military commissary system, relocation or consolidation of commissaries and exchanges, base closings, troop redeployments or consolidations in the geographic areas containing commissaries and exchanges served by the Company, a change by DeCA to a self-distribution model, or a reduction in the number of persons having access to the commissaries and exchanges. Mandated reductions in the government expenditures, including those imposed as a result of a sequestration, may impact the level of funding to DeCA and could have a material impact on the Company’s operations. If DeCA were to make material changes to its supply chain model, for example by limiting distribution authorization, then the Company’s Military segment could be affected.

Product recalls or other safety concerns regarding the Company’s products could harm the Company’s business.

The Company faces risks related to the safety of the food products that it distributes or sells. It may need to recall such products for actual or alleged contamination, adulteration, mislabeling, or other safety concerns. The Company distributes fresh fruits and vegetables, as well as other fresh prepared foods. These products, and other food products that the Company sells, are at risk of contamination by disease-causing organisms such as Salmonella, E. coli, and others. These pathogens are generally found in nature, and as a result, there is a risk that they could be present in the products distributed or sold by the Company. The Company typically has little control over proper food handling before the Company’s receipt of the product or once the product has been delivered to customers. Recall costs can be material. A widespread product recall could result in significant losses due to the administrative costs of a recall, the destruction of inventory, and lost sales. Recalls and other food safety concerns can also result in adverse publicity, damage to the Company’s reputation, and a loss of confidence in the safety and quality of its products. Customers may avoid purchasing certain products from the Company, or to seek alternative sources of supply for some or all of their food needs, even if the basis for concern is outside of the Company’s control. Any loss of confidence on the part of the Company’s customers would be difficult and costly to overcome. Any real or perceived issue regarding the safety of any food or drug items sold by the Company, regardless of the cause, could have a substantial and adverse effect on the Company’s business.

A number of the Company’s associates are covered by collective bargaining agreements, and unions may attempt to organize additional associates.

Approximately 7% of the Company’s associates are covered by collective bargaining agreements (“CBAs”) which expire between March 2021 and October 2022. The Company expects that rising healthcare, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation with the labor unions. Upon the expiration of the Company’s CBAs, work stoppages by the affected workers could occur if the Company is unable to negotiate an acceptable contract with the labor unions. This could significantly disrupt the Company’s operations.

Further, if the Company is unable to control healthcare and pension costs provided for in the CBAs, the Company may experience increased operating costs and an adverse impact on future results of operations.

While the Company believes that relations with its associates are good, the Company may continue to see additional union organizing campaigns. The potential for unionization could increase as any new related legislation or regulations are passed. The Company respects its associates’ right to unionize or not to unionize. However, the unionization of a significant portion of the Company’s workforce could increase the Company’s overall costs at the affected locations and adversely affect its flexibility to run its business in the most efficient manner to remain competitive or acquire new businesses and could adversely affect its results of operations by increasing its labor costs or otherwise restricting its ability to maximize the efficiency of its operations.

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

Changes in government regulations may have a material adverse effect on our financial results.

Changes in government regulation, including changes in the minimum wages or federal tax laws could have material adverse effects on the Company’s financial results. The new presidential administration may propose regulations that will have a negative impact on the profitability of the Company, including new tax legislation and minimum wage requirements. The Company employs a significant number of hourly associates who are compensated at an hourly rate lower than $15.00. If minimum wage rates increase, the Company will have to increase the wages of employees who fall below the new minimum and may need to increase the wages of employees in close proximity above the new minimum to address wage compression. In addition, changes in federal tax regulations may result in significant increases in the Company’s current and deferred tax liabilities, and may include changes in federal tax rates and the deductibility of certain costs.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table lists the locations and approximate square footage of the Company’s distribution centers used by its Food Distribution and Military segments as of January 2, 2021. The lease expiration dates for the distribution centers primarily servicing the Food Distribution segment range from February 2022 to December 2031, and for the Military segment range from July 2023 to November 2029. The majority of these leases contain renewal options beyond these dates, if exercised. The Company believes that these facilities are generally well maintained and in good operating condition, have sufficient capacity, and are suitable and adequate to carry on its business for both of these segments. Subsequent to January 2, 2021, the Company commenced operations in a leased distribution center in Severn, Maryland. The distribution center is 287,502 square feet, includes the option for further expansion, and services the Food Distribution segment.

Distribution Centers
	Square Footage
Location	Leased	Owned	Total
Grand Rapids, Michigan (a)	—	1,179,582	1,179,582
Norfolk, Virginia (b)	188,093	545,073	733,166
Omaha, Nebraska (a)	4,384	686,783	691,167
Bellefontaine, Ohio (a)	—	666,045	666,045
Oklahoma City, Oklahoma (b)	—	608,543	608,543
Lima, Ohio (a)	—	517,552	517,552
Columbus, Georgia (c)	478,702	—	478,702
Bloomington, Indiana (b)	—	471,277	471,277
San Antonio, Texas (c)	—	461,544	461,544
Lumberton, North Carolina (a)	386,129	—	386,129
St. Cloud, Minnesota (a)	40,319	329,046	369,365
Landover, Maryland (b)	368,088	—	368,088
Fargo, North Dakota (a)	74,000	288,824	362,824
Pensacola, Florida (b)	—	355,900	355,900
Sioux Falls, South Dakota (a)	79,300	196,114	275,414
Bluefield, Virginia (a)	—	187,531	187,531
Indianapolis, Indiana (a)	—	124,820	124,820
Newcomerstown, Ohio (a)	—	92,435	92,435
Lakeland, Florida (a)	—	42,125	42,125
Total Square Footage	1,619,015	6,753,194	8,372,209

(a)	Distribution center services the Food Distribution segment.
(b)	Distribution center services the Military segment.
(c)

Distribution center services both the Food Distribution and Military segments. Based on utilization estimates at January 2, 2021, the Food Distribution segment utilizes 36,000 square feet and 118,000 square feet at the San Antonio and Columbus distribution centers, respectively. The Columbus location requires periodic lease payments to the holder of the outstanding industrial revenue bond, which is held by the Company. Upon expiration of the lease terms, the Company will take title to the property upon redemption of the bond.

The following table lists the Company’s retail stores, including the adjacent fuel centers of the related stores, by retail banner, number of stores, location and approximate square footage under each banner as of January 2, 2021.

Retail Segment
		Leased		Owned		Total
		Number	Square	Number	Square	Number	Square
Grocery Store Retail Banner	Location	of Stores	Feet	of Stores	Feet	of Stores	Feet
Family Fare	Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Iowa, Wisconsin	77	3,301,198	10	483,952	87	3,785,150
Martin's Super Markets	Indiana, Michigan	12	718,219	9	461,727	21	1,179,946
D&W Fresh Market	Michigan	8	393,429	2	84,458	10	477,887
VG’s Grocery	Michigan	8	363,117	1	37,223	9	400,340
Dan's Supermarket	North Dakota	5	264,077	—	—	5	264,077
Family Fresh Market	Minnesota, Nebraska, Wisconsin	—	—	4	192,151	4	192,151
Sun Mart Foods	Nebraska	1	31,733	4	93,824	5	125,557
Supermercado Nuestra Familia	Nebraska	1	22,540	2	83,279	3	105,819
Valu Land	Michigan	3	70,423	—	—	3	70,423
Forest Hills Foods	Michigan	2	65,209	—	—	2	65,209
No Frills Supermarkets	Iowa, Nebraska	3	61,060	—	—	3	61,060
Pick ‘n Save	Ohio	1	45,608	—	—	1	45,608
Dillonvale IGA	Ohio	1	25,627	—	—	1	25,627
Fresh City Market	Wisconsin	1	21,470	—	—	1	21,470
Econofoods	Wisconsin	—	—	1	16,563	1	16,563
Total		123	5,383,710	33	1,453,177	156	6,836,887

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

The Company’s headquarters is located in Grand Rapids, Michigan. The Company maintains offices in multiple states consisting of approximately 317,000 square feet in Company-owned buildings and 49,000 square feet in leased facilities. The Company also leases two additional off-site storage facilities consisting of approximately 50,000 square feet. The Company owns and leases to independent retailers ten stores totaling approximately 440,000 square feet and owns and leases to third parties one warehouse of approximately 400,000 square feet and office space totaling 109,000 square feet.

Item 3.  Legal Proceedings

From time-to-time, the Company is engaged in routine legal proceedings incidental to its business. The Company does not believe that these routine legal proceedings, taken as a whole, will have a material impact on its business or financial condition. Additionally, various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions, lawsuits and claims cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the Company’s consolidated financial position, operating results or liquidity. Legal proceedings, various lawsuits, claims, and other matters are more fully described in Note 9, in the notes to consolidated financial statements, which is herein incorporated by reference.

Item 4.  Mine Safety Disclosure

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

SpartanNash common stock is traded on the NASDAQ Global Select Market under the trading symbol “SPTN.”

Stock sale prices are based on transactions reported on the NASDAQ Global Select Market.

At March 2, 2021, there were approximately 1,300 shareholders of record of SpartanNash common stock.

During the fourth quarter of 2017, the Board authorized a $50.0 million share repurchase program expiring in 2022. At January 2, 2021, $35.0 million remains available under the program.

In 2020 and 2018, the Company repurchased 860,752 and 952,108 shares of common stock for approximately $10.0 million and $20.0 million, respectively. The Company did not repurchase common stock in 2019.

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 13-week period ended January 2, 2021. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. For 2020, all employee transactions related to shares submitted for cancellation to satisfy tax withholding obligations that occur upon vesting of the restricted shares.

Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
October 4 - October 31, 2020
Employee Transactions	11,599	$21.19
Repurchase Program	—	$—
November 1 - November 28, 2020
Employee Transactions	—	$—
Repurchase Program	—	$—
November 29 - January 2, 2021
Employee Transactions	—	$—
Repurchase Program	—	$—
Total for quarter ended January 2, 2021
Employee Transactions	11,599	$21.19
Repurchase Program	—	$—

The equity compensation plans table in Part III, Item 12 of this report is herein incorporated by reference.

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on SpartanNash common stock to that of the Russell 2000 Total Return Index and the NASDAQ Retail Trade Index, over a period beginning January 2, 2016 and ending on January 2, 2021.

Cumulative total return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
SpartanNash
Russell 2000 Total Return Index
NASDAQ Retail Trade
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
1/2/2016
12/31/2016
12/30/2017
12/29/2018
12/28/2019
1/2/2021

The dollar values for total shareholder return plotted above are shown in the table below:

	January 2,	December 31,	December 30,	December 29,	December 28,	January 2,
	2016	2016	2017	2018	2019	2021
SpartanNash	$100.00	$186.30	$128.79	$84.51	$74.79	$96.83
Russell 2000 Total Return Index	100.00	121.31	139.08	122.77	155.31	186.36
NASDAQ Retail Trade	100.00	101.15	107.60	107.16	129.87	154.18

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

Item 6.  Selected Financial Data

The following table provides selected historical consolidated financial information of SpartanNash for each of the five years ended December 31, 2016 through January 2, 2021.

	Year Ended
	2020	2019	2018	2017	2016
(In thousands, except per share data)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Statements of Operations Data:
Net sales (a)	$9,348,485	$8,536,065	$8,064,552	$7,963,799	$7,561,084
Gross profit	1,424,965	1,243,830	1,110,406	1,144,909	1,111,494
Selling, general and administrative expenses (b)	1,297,740	1,172,401	997,411	1,015,024	963,235
Merger/acquisition and integration	421	1,437	4,937	8,101	6,959
Restructuring, goodwill/asset impairment and other charges (c)	24,398	13,050	37,546	228,459	32,116
Operating earnings (loss)	102,406	56,942	70,512	(106,675)	109,184
Earnings (loss) before income taxes and discontinued operations	85,364	3,575	40,698	(131,644)	89,963
Income tax expense (benefit) (d)	9,450	(2,342)	6,907	(79,027)	32,907
Earnings (loss) from continuing operations	$75,914	$5,917	$33,791	$(52,617)	$57,056
Diluted earnings (loss) from continuing operations per share	2.12	0.16	0.94	(1.41)	1.52
Cash dividends declared per share	0.77	0.76	0.72	0.66	0.60
Balance Sheet Data:
Total assets (e)	$2,277,391	$2,275,609	$1,971,912	$2,055,797	$1,930,336
Property and equipment, net	577,059	615,816	579,060	600,240	559,722
Working capital (e)	325,186	431,548	524,645	509,705	387,507
Long-term debt and finance lease liabilities	481,309	682,204	679,797	740,755	413,675
Shareholders’ equity (e)	735,049	687,538	715,947	721,950	825,407

(a)

Due to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers at the beginning of fiscal 2018, the Company determined that certain contracts in the Food Distribution segment, that were historically reported on a gross basis, are now required to be reported on a net basis. The adoption of the guidance using the full retrospective method resulted in decreases to net sales and cost of sales previously reported of $164,283 and $173,516 for 2017 and 2016, respectively.

(b)

Due to the adoption of ASU 2017-07, Compensation – Retirement Benefits at the beginning of fiscal 2018, post-retirement benefit costs other than service cost, are reflected in “Other, net”, whereas they previously were recognized in “Selling, general and administrative expenses”. Retrospective application resulted in immaterial changes to “Other, net” and “Selling, general and administrative expenses” from amounts previously reported in 2017 and 2016.

(c)

In 2020, the company recorded $24.4 million of net charges which primarily included asset impairment charges incurred in the Food Distribution segment and relate to the evaluation of the expected net proceeds from the Fresh Kitchen facility which is currently held-for-sale, the exit of the Fresh Cut business, and the sale of equipment related to both Fresh Kitchen and Fresh Cut facilities, which totaled $9.1 million. Impairment charges of $8.6 million were also recognized primarily due to the decision to abandon a tradename within the Food Distribution segment to better integrate with the Company’s overall transportation operations. Certain retail store assets were determined not to be recoverable, resulting in impairment charges totaling $2.1 million. In 2019, the Company recorded $13.1 million of net charges primarily associated with asset impairment charges associated with the decision to reposition Fresh Production operations and losses associated with the disposition of the Fresh Kitchen, which totaled $16.4 million. These charges were partially offset by gains on the sale of a previously closed distribution center. In 2018, the Company recorded $37.5 million of net charges associated with a $32.0 million non-cash charge related to the expected insolvency of a Food Distribution segment customer and other charges related to the Company’s retail store rationalization plans. In 2017, the Company recorded a $189.0 million goodwill impairment charge related to its Retail segment and $33.7 million of asset impairment charges primarily associated with long-lived assets in the Retail segment. In 2016, the Company recorded $32.1 million of restructuring and asset impairment charges primarily related to the closure of four retail stores and two distribution centers, as well as asset impairment charges associated with certain underperforming retail stores.

(d)

In 2020, in connection with the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and related tax planning, the Company recorded net discrete income tax benefits of $9.3 million associated with the additional deductibility of certain expenses combined with provisions which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act (“Tax Act”), when the federal statutory income tax rate was 35%. In 2017, income taxes were impacted by the revaluation of deferred tax liabilities related to the corporate tax rate reduction enacted in the Tax Act, which also impacted the Company’s tax rate in 2018.

(e)

Due to the adoption of ASU 2016-02, Leases as of the beginning of 2019, the Company recognized operating lease assets and liabilities of $241.8 million and $292.3 million, respectively. Working capital was primarily impacted by “Current portion of operating lease liabilities” of $40.3 million, which was recognized as a result of the transition. The adoption of the standard also resulted in a transition adjustment to beginning of the year retained earnings of $26.9 million. The Company adopted this standard using a modified retrospective approach and elected the practical expedient available under the guidance to not adjust comparative periods presented.

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

Overview of 2020

The Company’s top priority continues to be the well-being and safety of its family of associates, customers and communities during the COVID-19 pandemic. SpartanNash recognizes its family of associates for their dedication to serve customers and support local communities during this unprecedented time of need. Collaboration across the organization and the strength and resiliency of its people drives execution in a dynamic operating environment as SpartanNash supports consumer demand related to the COVID-19 pandemic. The Company’s 2020 accomplishments and developments include:

Food Distribution

●	The Food Distribution segment realized sales growth of 14.9%, driven by sales growth with existing customers as well as increased demand associated with the impact of the COVID-19 pandemic.
●

During the first quarter, the Company made the decision to exit its Caito Fresh Cut operations, as a result of the loss of a significant customer within this business. Wind down of the operations began in March 2020 and was complete as of the end of the first quarter. The Company incurred asset impairment charges, severance costs and operating losses during the wind down period.

Retail

●

Retail comparable store sales were 8.7% in the fourth quarter and 13.1% for the fiscal year, driven by impacts associated with the COVID-19 pandemic. During the year, the Company experienced growth in eCommerce of nearly 200% and realized industry-leading growth in OwnBrand sales as it continues to build on its Customer Growth strategy.

Military

●

The Military segment continued to support DeCA in the expansion of its private brand program, which began in 2017. The Company leveraged its private brand capabilities and expertise in the design and launch of new private brand products. As of January 2, 2021, over 1,000 SKUs of private brand products have been introduced in the DeCA system. DeCA recently renewed the contract for another year and the Company looks forward to continuing its partnership with DeCA in 2021.

●

The Military segment realized gross margin rate improvement of 7.2% despite declining sales. The Military segment has also seen an increase in DeCA private label sales of 35% in the current year compared to the prior year.

Other Highlights

●

During the first quarter, the Company executed cost savings initiatives, which included a voluntary early retirement program, as well as a reduction-in-force. These actions are expected to result in longer-term benefits, however resulted in $5.0 million in incremental expense for the year.

●

During 2020, the Company declared $27.7 million in cash dividends to shareholders. The Company generated net cash from operating activities of $306.7 million in 2020, compared to $180.2 million in 2019, due to increased profitability and changes in working capital.

●

Net long-term debt decreased $197.8 million compared to the prior year as the Company continued to pay down debt. These reductions, combined with increased profitability, resulted in an improvement in net long-term debt to adjusted EBITDA from 3.7x at the end of 2019 to 2.0x at the end of 2020, calculated on a trailing thirteen period basis.

●

During the third quarter, the Company appointed a new President and Chief Executive Officer, Tony Sarsam. Tony brings to the Company an extensive background of executive experience in the food industry. His core values, history of visionary thinking and strategic execution are in alignment with the Company’s vision and strategies.

●

At the beginning of the fourth quarter, the Company extended its commercial agreement with Amazon. In connection with this agreement, the Company issued stock warrants to a subsidiary of Amazon, subject to certain vesting conditions over a 7 year period.

For fiscal 2021, the Company anticipates some normalization of sales trends from the levels experienced in 2020, which will be offset by continued growth with existing Food Distribution customers. While this trend is expected to result in unfavorable comparable store sales, the Company expects comparable sales to be positive on a two-year stacked basis. Profitability will also be impacted by unfavorable sales comparisons, primarily in the Retail segment. The Company anticipates that savings generated through certain initiatives will be more than offset by investments the Company is making in its people and supply chain capabilities.

Results of Operations

The current year results of operations are presented in comparison to the prior year within the section below. For a discussion of the results of fiscal 2019 operations in comparison to fiscal 2018, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations within the prior year Annual Report on Form 10-K. Certain prior year amounts have been adjusted to reflect recently adopted accounting standards, which are described within Note 1, in the notes to the consolidated financial statements.

The following table sets forth items from the Company’s consolidated statements of earnings as a percentage of net sales and the percentage change from the preceding year:

	Percentage of Net Sales			Percentage Change
	2020	2019	2018	2020
	(53 Weeks)	(52 Weeks)	(52 Weeks)	53 vs 52
Net sales	100.0	100.0	100.0	9.5
Gross profit	15.2	14.6	13.8	14.6
Selling, general and administrative	13.9	13.7	12.4	10.7
Merger/acquisition and integration	0.0	0.0	0.1	(70.7)
Restructuring, asset impairment and other charges	0.3	0.2	0.5	87.0
Operating earnings	1.1	0.7	0.9	79.8
Other expenses, net	0.2	0.6	0.4	(68.1)
Earnings before income taxes and discontinued operations	0.9	0.0	0.5	2,287.8
Income tax expense (benefit)	0.1	(0.0)	0.1	(503.5)
Earnings from continuing operations	0.8	0.1	0.4	1,183.0

Note: Certain totals do not sum due to rounding.

Net Sales – The following table presents net sales by segment and variances in net sales:

		Percentage of		Percentage of
	2020	Total	2019	Total		Percentage
(In thousands)	(53 Weeks)	Net Sales	(52 Weeks)	Net Sales	Variance	Change
Food Distribution	$4,577,178	49.0%	$3,982,609	46.7%	$594,569	14.9
Retail	2,637,917	28.2	2,381,349	27.9	256,568	10.8
Military	2,133,390	22.8	2,172,107	25.4	(38,717)	(1.8)
Net sales	$9,348,485	100.0%	$8,536,065	100.0%	$812,420	9.5

Net sales increased $812.4 million, or 9.5%, to $9.35 billion in 2020 from $8.54 billion in 2019. The increase in net sales was driven primarily by continued growth with existing Food Distribution customers, increased consumer demand associated with the COVID-19 pandemic in the Retail and Food Distribution segments, and sales of $158.9 million in the 53rd week in 2020, partially offset by the exit of the Company’s Fresh Production operations and lower comparable sales for the Military segment.

Food Distribution net sales increased $594.6 million, or 14.9%, to $4.58 billion in 2020 from $3.98 billion in the prior year. The increase was due to sales growth with existing customers, as well as incremental volume associated with increased consumer demand related to the COVID-19 pandemic, and sales of $76.4 million in the 53rd week, partially offset by the impact of the Company’s decision to exit Fresh Production operations.

Retail net sales increased $256.6 million, or 10.8%, to $2.64 billion in 2020 from $2.38 billion in the prior year. The increase in net sales was primarily attributable to incremental sales volume associated with increased consumer demand related to the COVID-19 pandemic and $49.1 million of sales in the 53rd week. Comparable store sales were 13.1% in the current year. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Military net sales decreased $38.7 million, or 1.8%, to $2.13 billion in 2020 from $2.17 billion in the prior year. Prior to the onset of the COVID-19 pandemic, sales decreased due to the impact of lower comparable sales at DeCA operated locations. After the onset of the pandemic, base access and commissary shopping restrictions during the second through fourth quarters also led to lower sales volumes. These lower volumes were partially offset by $33.4 million of sales in the 53rd week.

Gross Profit – Gross profit represents net sales less cost of sales, which is described in further detail within Note 1, in the notes to the consolidated financial statements. Gross profit increased $181.1 million, or 14.6%, to $1.42 billion in the current year compared to $1.24 billion in the prior year. As a percent of net sales, gross profit increased from 14.6% to 15.2% primarily due to improvements in margin rates at all three segments, as well as increases in the proportion of Retail and Food Distribution segment sales, which generate higher margin rates than the Military segment.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation (to the extent not included in Cost of sales), out-bound freight and other administrative expenses. SG&A expenses increased $125.3 million, or 10.7%, to $1.30 billion in the current year from $1.17 billion in the prior year. As a percent of net sales, SG&A expenses increased from 13.7% to 13.9%, due to a higher rate of incentive compensation expense as a result of improved overall Company performance, a greater proportion of Retail sales which incur a higher rate of expense and increases in supply chain expenses which were compounded by the effects of the COVID-19 pandemic, partially offset by improved operating leverage related to retail store labor and other operating expenses, as well as lower healthcare costs.

Merger/Acquisition and Integration Expenses – Merger/acquisition and integration expenses were $0.4 million in the current year compared to $1.4 million in the prior year. The expenses in both years are associated with the acquisition and integration of Martin’s Super Markets (“Martin’s”).

Restructuring, Asset Impairment and Other Charges – In the current year, $24.4 million of net restructuring, asset impairment and other charges were incurred, primarily associated with asset impairment charges and severance costs related to the restructuring of the Company’s Fresh Production business, asset impairment charges primarily related to the decision to abandon a tradename within the Food Distribution segment and retail store closing-related charges. Prior year results included $13.1 million of net restructuring, asset impairment and other charges, predominately as a result of asset impairment charges associated with the decision to reposition Fresh Production operations and losses associated with the disposition of the Fresh Kitchen, which were partially offset by gains on the sale of a previously closed distribution center.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss):

						Change in
	2020	Percentage of	2019	Percentage of		Percentage of
(In thousands)	(53 Weeks)	Net Sales	(52 Weeks)	Net Sales	Variance	Net Sales
Food Distribution	$45,962	1.0%	$47,416	1.2%	$(1,454)	(0.2)
Retail	66,359	2.5	18,842	0.8	47,517	1.7
Military	(9,915)	(0.5)	(9,316)	(0.4)	(599)	(0.0)
Operating earnings	$102,406	1.1%	$56,942	0.7%	$45,464	0.4

The Company reported operating earnings of $102.4 million in the current year compared to $56.9 million in the prior year. The increase of $45.5 million was attributable to increased sales volume and improved margin rates, partially offset by changes in operating expenses discussed above, including additional compensation for frontline workers and additional sanitation measures associated with COVID-19.

Food Distribution operating earnings decreased $1.5 million to $46.0 million in the current year from $47.4 million in the prior year. The decrease was primarily attributable to higher incentive compensation, higher supply chain expense rates, asset impairment charges, and $6.5 million in non-cash charges associated with stock warrants, partially offset by an increase in sales volume and cycling of prior year operational losses in the Fresh Production business.

Retail operating earnings increased $47.5 million to $66.4 million in the current year compared to $18.8 million in the prior year. The increase was primarily due to the increase in sales volume, improvements in margin rates, including inventory shrink, and favorable leverage of fixed costs, including store labor. These favorable variances were partially offset by higher incentive compensation due to improved segment performance.

Military operating loss increased $0.6 million to $9.9 million in the current year from $9.3 million in the prior year. The change was attributable to increases in the rate of supply chain expenses, as well as increases in corporate administrative expense, partially offset by improved margin rates.

Interest Expense – Interest expense decreased $16.1 million, or 46.7%, to $18.4 million in the current year from $34.5 million in the prior year primarily due to rate decreases executed by the Federal Reserve as well as significant decreases in the average debt balance.

Income Taxes – The Company’s effective income tax rates were 11.1% and (65.5%) for 2020 and 2019, respectively. The differences from the federal statutory rate in the current year were primarily the result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and related tax planning during the year, as well as federal tax credits, partially offset by state taxes, non-deductible expenses, and the impacts of stock based compensation during the year. In the prior year, the difference from the federal statutory rate was primarily due to state tax benefits and tax credits.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude “Fresh Cut operating losses” subsequent to the decision to exit these operations during the first quarter, severance associated with cost reduction initiatives, organizational realignment costs and fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. Adjusted earnings from continuing operations also exclude pension termination income related to refunds from the annuity provider associated with the final reconciliation of participant data, as well as net tax benefits associated with the CARES Act. Prior year adjusted operating earnings, adjusted earnings from continuing operations and adjusted EBITDA exclude “Fresh Kitchen operating losses” subsequent to the decision to exit these operations at the beginning of the third quarter, costs associated with organizational realignment, which include significant changes to the Company’s management team, and fees paid to a third-party advisory firm associated with Project One Team. Pension termination costs, primarily related to non-operating settlement expense associated with the distribution of pension assets, are excluded from adjusted earnings from continuing operations, and to a lesser extent adjusted operating earnings. In 2018, adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude start-up costs associated with the first year of Fresh Kitchen operations, which concluded during the first quarter of 2018. These measures were adjusted for the impact of the 53rd week in 2020 to provide better comparability to prior years. Each of the adjusted items are considered “non-operational” or “non-core” in nature.

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

Adjusted operating earnings is not a measure of performance under GAAP and should not be considered as a substitute for operating earnings, and other income statement data. The Company’s definition of adjusted operating earnings may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of operating earnings to adjusted operating earnings for 2020, 2019 and 2018.

	2020	2019	2018
(In thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Operating earnings	$102,406	$56,942	$70,512
Adjustments:
Merger/acquisition and integration	421	1,437	4,937
Restructuring, asset impairment and other charges	24,398	13,050	37,546
Fresh Kitchen start-up costs	—	—	1,366
Fresh Kitchen operating losses	—	2,894	—
Expenses associated with tax planning strategies	82	—	225
Costs associated with Project One Team	493	5,428	—
Organizational realignment costs	455	1,812	—
Pension termination	—	59	—
Severance associated with cost reduction initiatives	5,154	509	1,023
Fresh Cut operating losses	2,262	—	—
Adjusted operating earnings	135,671	82,131	115,609
53rd week	(4,155)	—	—
Adjusted operating earnings, excluding 53rd week	$131,516	$82,131	$115,609

Following is a reconciliation of operating earnings by segment to adjusted operating earnings by segment for 2020, 2019 and 2018.
	2020	2019	2018
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Food Distribution:
Operating earnings	$45,962	$47,416	$48,752
Adjustments:
Merger/acquisition and integration	—	(122)	3,581
Restructuring, asset impairment and other charges	21,085	14,844	33,056
Fresh Kitchen start-up costs	—	—	1,366
Fresh Kitchen operating losses	—	2,894	—
Expenses associated with tax planning strategies	44	—	116
Costs associated with Project One Team	265	2,877	—
Organizational realignment costs	245	960	—
Pension termination	—	32	—
Severance associated with cost reduction initiatives	3,156	413	763
Fresh Cut operating losses	2,262	—	—
Adjusted operating earnings	73,019	69,314	87,634
53rd week	(1,300)	—	—
Adjusted operating earnings, excluding 53rd week	$71,719	$69,314	$87,634
Retail:
Operating earnings	$66,359	$18,842	$16,113
Adjustments:
Merger/acquisition and integration	421	1,559	1,352
Restructuring, asset impairment and other charges (gains)	3,313	(1,794)	5,291
Costs associated with Project One Team	164	1,845	—
Organizational realignment costs	151	616	—
Expenses associated with tax planning strategies	27	—	81
Pension termination	—	21	—
Severance associated with cost reduction initiatives	1,445	86	153
Adjusted operating earnings	71,880	21,175	22,990
53rd week	(2,760)	—	—
Adjusted operating earnings, excluding 53rd week	$69,120	$21,175	$22,990
Military:
Operating (loss) earnings	$(9,915)	$(9,316)	$5,647
Adjustments:
Merger/acquisition and integration	—	—	4
Restructuring, asset impairment and other gains	—	—	(801)
Costs associated with Project One Team	64	706	—
Organizational realignment costs	59	236	—
Expenses associated with tax planning strategies	11	—	28
Pension termination	—	6	—
Severance associated with cost reduction initiatives	553	10	107
Adjusted operating (loss) earnings	(9,228)	(8,358)	4,985
53rd week	(95)	—	—
Adjusted operating (loss) earnings, excluding 53rd week	$(9,323)	$(8,358)	$4,985

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

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for 2020, 2019 and 2018.

	2020		2019		2018
	(53 Weeks)		(52 Weeks)		(52 Weeks)
		per diluted		per diluted		per diluted
(In thousands, except per share data)	Earnings	share	Earnings	share	Earnings	share
Earnings from continuing operations	$75,914	$2.12	$5,917	$0.16	$33,791	$0.94
Adjustments:
Merger/acquisition and integration	421		1,437		4,937
Restructuring, asset impairment and other charges	24,398		13,050		37,546
Fresh Kitchen start-up costs	—		—		1,366
Fresh Kitchen operating losses	—		2,894		—
Expenses associated with tax planning	82		—		225
Costs associated with Project One Team	493		5,428		—
Organizational realignment costs	455		1,812		—
Loss on debt extinguishment	—		329		—
Severance associated with cost reduction initiatives	5,154		509		1,023
Fresh Cut operating losses	2,262		—		—
Pension termination	(1,193)		19,557		—
Total adjustments	32,072		45,016		45,097
Income tax effect on adjustments (a)	(7,851)		(11,022)		(11,139)
Impact of Tax Cuts and Jobs Act (b)	—		—		(494)
Impact of CARES Act (c)	(9,292)		—		—
Total adjustments, net of taxes	14,929	0.41	33,994	0.94	33,464	0.93
Adjusted earnings from continuing operations	90,843	2.53	39,911	1.10	67,255	1.87
53rd week	(2,999)	(0.08)	—	—	—	—
Adjusted earnings from continuing operations, excluding 53rd week	$87,844	$2.45	$39,911	$1.10	$67,255	$1.87
(a)	The income tax effect on adjustments is computed by applying the applicable tax rate to the adjustments.
(b)

The Company realized income tax benefits related to remeasuring its deferred tax assets and liabilities to reflect the change in the federal statutory rate resulting from the Tax Cuts and Jobs Act. Includes $1.1 million of tax benefits attributable to tax planning strategies related to the Tax Cuts and Jobs Act for 2018.

(c)

Represents tax impacts attributable to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, and related tax planning, primarily related to additional deductions and the utilization of net operating loss carryback.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“adjusted EBITDA”) is a non-GAAP operating financial measure that the Company defines as net earnings plus interest, discontinued operations, depreciation and amortization, and other non-cash items including share-based payments (equity awards measured in accordance with ASC 718, Stock Compensation, which include both stock-based compensation to employees and stock warrants issued to non-employees) and the LIFO provision, as well as adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

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

Following is a reconciliation of net earnings to adjusted EBITDA for 2020, 2019 and 2018.

	2020	2019	2018
(In thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net earnings	$75,914	$5,742	$33,572
Loss from discontinued operations, net of tax	—	175	219
Income tax expense (benefit)	9,450	(2,342)	6,907
Other expenses, net	17,042	53,367	29,814
Operating earnings	102,406	56,942	70,512
Adjustments:
LIFO expense	2,176	5,892	4,601
Depreciation and amortization	89,504	87,866	82,634
Merger/acquisition and integration	421	1,437	4,937
Restructuring, asset impairment and other charges	24,398	13,050	37,546
Fresh Kitchen start-up costs	—	—	1,366
Fresh Kitchen operating losses	—	2,894	—
Expenses associated with tax planning strategies	82	—	225
Fresh Cut operating losses	2,262	—	—
Stock-based compensation	6,265	7,313	7,646
Stock warrants	6,549	—	—
Non-cash rent	(4,733)	(5,622)	(962)
Costs associated with Project One Team	493	5,428	—
Organizational realignment costs	455	1,812	—
Loss on disposal of assets	3,330	—	—
Severance associated with cost reduction initiatives	5,154	—	—
Other non-cash charges	297	933	916
Adjusted EBITDA	239,059	177,945	209,421
53rd week	(4,246)	—	—
Adjusted EBITDA, excluding 53rd week	$234,813	$177,945	$209,421

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA by segment for 2020, 2019 and 2018.

	2020	2019	2018
(In thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Food Distribution:
Operating earnings	$45,962	$47,416	$48,752
Adjustments:
LIFO expense	855	3,032	2,270
Depreciation and amortization	31,917	32,861	31,854
Merger/acquisition and integration	—	(122)	3,581
Restructuring, asset impairment and other charges	21,085	14,844	33,056
Fresh Kitchen start-up costs	—	—	1,366
Fresh Kitchen operating losses	—	2,894	—
Expenses associated with tax planning strategies	44	—	116
Fresh Cut operating losses	2,262	—	—
Stock-based compensation	3,076	3,603	3,626
Stock warrants	6,549	—	—
Non-cash rent	558	482	157
Costs associated with Project One Team	265	2,877	—
Organizational realignment costs	245	960	—
Loss on disposal of assets	1,482	—	—
Severance associated with cost reduction initiatives	3,156	—	—
Other non-cash charges	160	394	567
Adjusted EBITDA	117,616	109,241	125,345
53rd week	(1,363)	—	—
Adjusted EBITDA, excluding 53rd week	$116,253	$109,241	$125,345

	2020	2019	2018
(In thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Retail:
Operating earnings	$66,359	$18,842	$16,113
Adjustments:
LIFO expense	301	1,071	1,101
Depreciation and amortization	45,199	43,171	38,812
Merger/acquisition and integration	421	1,559	1,352
Restructuring, asset impairment and other charges (gains)	3,313	(1,794)	5,291
Expenses associated with tax planning strategies	27	—	81
Stock-based compensation	2,134	2,530	2,776
Non-cash rent	(4,915)	(5,730)	(796)
Costs associated with Project One Team	164	1,845	—
Organizational realignment costs	151	616	—
Severance associated with cost reduction initiatives	1,445	—	—
Loss on disposal of assets	1,946	—	—
Other non-cash charges	97	628	299
Adjusted EBITDA	116,642	62,738	65,029
53rd week	(2,780)	—	—
Adjusted EBITDA, excluding 53rd week	$113,862	$62,738	$65,029
Military:
Operating (loss) earnings	$(9,915)	$(9,316)	$5,647
Adjustments:
LIFO expense	1,020	1,789	1,230
Depreciation and amortization	12,388	11,834	11,968
Merger/acquisition and integration	—	—	4
Restructuring, asset impairment and other gains	—	—	(801)
Expenses associated with tax planning strategies	11	—	28
Stock-based compensation	1,055	1,180	1,244
Non-cash rent	(376)	(374)	(323)
Costs associated with Project One Team	64	706	—
Organizational realignment costs	59	236	—
Severance associated with cost reduction initiatives	553	—	—
Gain on disposal of assets	(98)	—	—
Other non-cash charges (gains)	40	(89)	50
Adjusted EBITDA	4,801	5,966	19,047
53rd week	(103)	—	—
Adjusted EBITDA, excluding 53rd week	$4,698	$5,966	$19,047

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. The Company believes these accounting policies, and others set forth in Note 1, in the notes to the consolidated financial statements, should be reviewed as they are integral to understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors.

An accounting estimate is considered critical if: a) it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and b) different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Company’s consolidated financial statements. The Company considers the following accounting policies to represent the more critical estimates and assumptions used in the preparation of its consolidated financial statements:

Customer Exposure and Credit Risk

Allowance for Doubtful Accounts. The Company evaluates the collectability of its accounts and notes receivable based on a combination of factors. The Company estimates losses using an expected loss model, by considering both historical data and future expectations, including collection experience, expectations for current credit risks, accounts receivable payment status, the customer’s financial health, as well as the Company’s collateral and creditor position. The Company pools similar assets based on their credit risk characteristics, whereby many of its trade receivables are pooled based on certain customer or aging characteristics. After assets are pooled, an appropriate loss factor is applied based on management’s expectations. Based on the estimated loss, the Company records an allowance to reduce the receivable to an amount the Company reasonably expects to collect. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectability based on information considered and further deterioration of accounts. If circumstances change (e.g., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount, including to zero.

Funds Advanced to Independent Retailers. From time to time, the Company may advance funds to independent retailers which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances, for remaining a SpartanNash customer for a specified time period. These advances must be repaid if the purchase volume requirements are not met or if the retailer does not remain a customer for the specified time period. In the event these retailers are unable to repay these advances or otherwise experience an event of default, the Company may be unable to recover the unearned portion of the funds advanced to these independent retailers. The Company evaluates the recoverability of these advances based on a number of factors, including anticipated and historical purchase volume, the value of any collateral, customer financial health and other economic and industry factors, and establishes a reserve for the advances as necessary.

Guarantees of Debt and Lease Obligations of Others. The Company may guarantee debt and lease obligations of independent retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements. The Company evaluates the likelihood that funding will occur and the expected credit losses on commitments to be funded using an expected loss model.

The Company has guaranteed the outstanding lease obligations of certain independent retailers. These guarantees, which are secured by certain business assets and personal guarantees of the respective independent retailers, represent the maximum undiscounted payments the Company would be required to make in the event of default. When a loss is expected, a liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements.

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

●

Weighted average cost of capital (“WACC”): The determination of the WACC incorporates current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns. The development of the WACC requires estimates of an equity rate of return and a debt rate of return, which are specific to the industry in which the reporting unit operates.

●	Revenue growth rates: The Company develops its forecasts based on recent sales data for existing operations and other factors, including management’s future expectations.
●

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

As of the date of the most recent goodwill impairment test, which utilized data and assumptions as of October 3, 2020, the Food Distribution reporting unit had a fair value that was substantially in excess of its carrying value. The Company has sufficient available information, both current and historical, to support its assumptions, judgments and estimates used in the goodwill impairment test; however, if actual results for the Food Distribution segment are not consistent with the Company’s estimates, it could result in the Company recording a non-cash impairment charge.

Other Indefinite-Lived Intangible Assets. The estimated fair value of these assets is computed by using a discounted cash flow method, such as the relief-from-royalty methodology. The Company determines future cash flows generated from the use of the asset, generally using estimated revenue growth rates and profitability rates and, in the case of the relief-from-royalty methodology, royalty rates. Discount rates are determined based on the WACC of the reporting unit in which the asset resides, consistent with the discussion above. Impairments of these assets were $8.6 million and $14.0 million for 2020 and 2019, respectively. There were no impairments of these assets in 2018.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Impairments of long-lived assets were $11.5 million, $3.9 million and $2.6 million for 2020, 2019 and 2018, respectively.

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

Insurance Reserves

SpartanNash is self-insured through self-insurance retentions or high deductible programs for workers’ compensation, general liability, and automobile liability, and is also self-insured for healthcare costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation, general liability and automobile liabilities are actuarially estimated based on available historical information on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis for its self-insurance retentions and high deductible programs. On a per claim basis, the Company’s exposure is up to $0.5 million for workers’ compensation and general liability, $1.0 million for automobile liability, and $0.6 million for healthcare per covered life per year. Refer to Note 1, in the notes to the consolidated financial statements for additional information related to self-insurance reserves.

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

Stock Warrants

Common stock warrants may be accounted for as either liability or equity instruments depending on the terms of the warrant agreements. The stock warrants issued by the Company are accounted for as equity instruments due to the ability of the Company to settle the warrants though the issuance of available authorized shares and the absence of terms which would require liability classification, including the rights of the grantee to require cash settlement. The Company classifies stock warrants within common stock in the consolidated balance sheets.

Equity instruments are measured at their grant date fair value in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. These instruments are classified within the consolidated statements of earnings in accordance with ASC 606, Revenue from Contracts with Customers, and ASU 2019-08. To determine the fair value of the warrants in accordance with ASC 718, the Company uses a binomial lattice pricing model. This model is based, in part, upon inputs for which management is required to use judgment. These inputs include the Company’s historical stock volatility and dividend rate, the risk-free interest rate, and the timeframe over which the options are expected to vest.

For awards granted to a customer which are not in exchange for distinct goods or services, the fair value of the awards earned based on vesting conditions is recorded as a reduction of the transaction price. The Company determines the amount of warrant expense based on the customer’s achievement of vesting conditions, which is recorded at grant date fair value per warrant share, as a reduction of revenue on the consolidated statement of earnings.

Income Taxes

The Company reviews deferred tax assets for recoverability and evaluates whether it is more likely than not that they will be realized. In making this evaluation, the Company considers positive and negative evidence associated with several factors, including the statutory recovery periods for the assets, along with available sources of future taxable income, including reversals of existing taxable temporary differences, tax planning strategies, history of taxable income or losses, and projections of future income or losses. A valuation allowance is provided when the Company concludes, based on all available evidence, that it is more likely than not that the deferred tax assets will not be realized during the applicable recovery period.

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

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows for 2020, 2019 and 2018:

	2020	2019	2018
(In thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Cash flow activities
Net cash provided by operating activities	$306,716	$180,192	$171,658
Net cash used in investing activities	(57,221)	(143,172)	(64,156)
Net cash used in financing activities	(253,764)	(31,219)	(104,300)
Net cash used in discontinued operations	—	(214)	(284)
Net (decrease) increase in cash and cash equivalents	(4,269)	5,587	2,918
Cash and cash equivalents at beginning of year	24,172	18,585	15,667
Cash and cash equivalents at end of year	$19,903	$24,172	$18,585

Net cash provided by operating activities. Net cash provided by operating activities in the current year increased compared to the prior year by $126.5 million primarily due to improved profitability and changes in operating asset and liability balances partially related to the deferral of payroll taxes in connection with the CARES Act, and increases in accrued incentive compensation.

Net cash used in investing activities. Net cash used in investing activities decreased $86.0 million in 2020 compared to 2019 primarily due to the Martin’s acquisition in the prior year.

The Food Distribution, Retail and Military segments utilized 37.2%, 50.4% and 12.4% of capital expenditures, respectively, for the current year. Capital expenditures for 2020 primarily related to store remodels and the construction of one retail store, investments in supply chain infrastructure, and IT system upgrades and implementations. Capital expenditures were $67.3 million in the current year and cloud computing application development spend, which is included in operating activities, was $11.6 million, compared to capital expenditures of $74.8 million in the prior year. The Company expects capital expenditures and cloud computing application development spend to range from $80.0 million to $90.0 million in 2021.

Net cash used in financing activities. Net cash used in financing activities increased $222.5 million in 2020 compared to 2019 primarily due to increased payment of debt balances in the current year, funded by cash provided by operating activities, in addition to borrowings to fund the Martin’s acquisition in the prior year.

Debt Management

Long-term debt and finance lease liabilities, including the current portion, decreased $202.1 million to $486.4 million as of January 2, 2021 from $688.6 million at December 28, 2019. The decrease in total debt was driven by principal payments made throughout 2020.

The Company’s Amended and Restated Loan and Security Agreement (the “Credit Agreement”) matures on December 18, 2023. The Credit Agreement provides for a Tranche A revolving loan of up to $975 million and a Tranche A-1 revolving loan with $40 million of capacity. The Company has the ability to increase the size of the Credit Agreement by an additional $325 million, subject to certain conditions. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of January 2, 2021, the senior secured credit facility had outstanding borrowings of $440.2 million. Additional available borrowings under the Company’s Credit Agreement are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintains Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company had excess availability after the 10% requirement of $432.4 million at January 2, 2021. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The Credit Agreement provides for the issuance of letters of credit, of which $15.6 million were outstanding as of January 2, 2021. The Company believes that cash generated from operating activities and available borrowings under the Credit Agreement will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the Credit Agreement.

The Company’s current ratio (current assets over current liabilities) was 1.47:1 at January 2, 2021 compared to 1.76:1 at December 28, 2019, and its investment in working capital was $325.2 million at January 2, 2021 compared to $431.5 million at December 28, 2019. The net long-term debt to total capital ratio was 0.39:1 at January 2, 2021, compared to 0.49:1 at December 28, 2019. Total net debt is a non-GAAP financial measure that is defined as long-term debt and finance lease liabilities, plus current portion of long-term debt and finance lease liabilities, less cash and cash equivalents. The Company believes both management and its investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments. Total net debt is not a substitute for GAAP financial measures and may differ from similarly titled measures of other companies.

Following is a reconciliation of “Long-term debt and finance lease liabilities” to net long-term debt as of January 2, 2021 and December 28, 2019.

	January 2,	December 28,
(In thousands)	2021	2019
Current portion of long-term debt and finance lease liabilities	$5,135	$6,349
Long-term debt and finance lease liabilities	481,309	682,204
Total debt	486,444	688,553
Cash and cash equivalents	(19,903)	(24,172)
Net long-term debt	$466,541	$664,381

Contractual Obligations

The table below presents the Company’s significant contractual obligations as of January 2, 2021, presented on an undiscounted basis. Funding of postretirement benefit obligations and contributions under various multi-employer pension and health and welfare plans, which totaled $14.1 million and $13.7 million, respectively, for the year ended January 2, 2021 are excluded. For additional information, refer to Note 11, in the notes to the consolidated financial statements. Unrecognized tax liabilities are also excluded, as the Company cannot reasonably estimate the timing of potential cash settlement. For additional information, refer to Note 13, in the notes to the consolidated financial statements.

	Amount Committed By Period
	Total	Less			More
	Amount	than 1			than 5
(In thousands)	Committed	year	1-3 years	3-5 years	years
Long-term debt	$446,884	$1,105	$442,023	$1,599	$2,157
Estimated interest on long-term debt	35,601	14,118	21,187	249	47
Finance leases (a)	63,848	6,973	12,400	11,137	33,338
Operating leases (a)	407,334	61,536	106,688	82,928	156,182
Ancillary lease costs of closed sites	3,789	1,331	1,179	756	523
Purchase obligations (merchandise) (b)	34,303	20,693	10,129	3,481	—
Self-insurance liability	16,737	9,989	4,066	1,452	1,230
Total	$1,008,496	$115,745	$597,672	$101,602	$193,477
(a)

Operating and finance lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. These costs totaled approximately $14.4 million in 2020.

(b)

The amount of purchase obligations shown in this table represents the amount of product the Company is contractually obligated to purchase in order to earn $12.2 million in advanced contract monies that are receivable under the contracts. At January 2, 2021, $1.8 million in advanced contract monies has been received under these contracts where recognition has been deferred on the consolidated balance sheet. If the Company does not fulfill these purchase obligations, it would only be obligated to repay the unearned upfront contract monies. The amount shown here does not include the following: a) purchase obligations made in the normal course of business as those obligations involve purchase orders based on current Company needs that are typically cancelable and/or fulfilled by vendors within a very short period of time; b) agreements that are cancelable by the Company without significant penalty, including contracts for routine outsourced services; and c) contracts that do not contain minimum annual purchase commitments but include other standard contractual considerations that must be fulfilled in order to earn advanced contract monies that have been received.

The Company has also made certain commercial commitments that extend beyond January 2, 2021. These commitments include standby letters of credit and guarantees of certain customer and third-party business partner lease, debt, and vendor obligations. Refer to Note 1, and Note 3, in the notes to the consolidated financial statements for additional information regarding lease guarantees and assigned leases. The Company had $15.6 million of standby letters of credit outstanding as of January 2, 2021, which primarily support the Company’s self-insurance obligations and are due within one year.

Cash Dividends

The Company declared a quarterly cash dividend of $0.1925, $0.19 and $0.18 per common share in each quarter of 2020, 2019, and 2018, respectively. Under the Credit Agreement, the Company is generally permitted to pay dividends in any year up to an amount such that all cash dividends, together with any cash distributions and share repurchases, do not exceed $35.0 million. Additionally, the Company is generally permitted to pay cash dividends in excess of $35.0 million in any year so long as its Excess Availability, as defined in the Credit Agreement, is in excess of 10% of the Total Borrowing Base, as defined in the Credit Agreement, before and after giving effect to the repurchases and dividends. Although the Company currently expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors (the “Board”) to declare future dividends. Each future dividend will be considered and declared by the Board at its discretion. Whether the Board continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

Recently Adopted Accounting Standards

Refer to Note 1, in the notes to the consolidated financial statements for additional information related to recently adopted accounting standards, as well as the anticipated effect of any impending accounting standards.

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

The Company had $440.2 million of variable rate debt as of January 2, 2021. The Company may not be able to accurately predict changes in interest rates or mitigate their impact. A hypothetical 0.50% increase in rates applicable to borrowings under the Revolving Credit Facility as of January 2, 2021 would increase interest expense related to such debt by approximately $2.2 million per year. The weighted average interest rate on debt outstanding during the year ended January 2, 2021 was 2.95%.

At January 2, 2021 the estimated fair value of the Company’s fixed rate long-term debt was higher than book value by approximately $7.4 million. The estimated fair value was based on market quotes for instruments with similar terms and remaining maturities.

The following table sets forth the future principal payments of the Company’s outstanding debt and related weighted average interest rates for the outstanding instruments as of January 2, 2021:

	January 2, 2021		Aggregate Payments by Year
(In thousands, except rates)	Fair Value	Total	2021	2022	2023	2024	2025	Thereafter
Fixed rate debt
Principal payable	$57,764	$50,339	$5,135	$4,614	$4,557	$4,450	$4,104	$27,479
Average interest rate			6.58%	6.67%	6.74%	6.81%	6.84%	6.35%

Variable rate debt
Principal payable	$440,177	$440,177	$—	$—	$440,177	$—	$—	$—
Average interest rate			1.73%	1.73%	1.73%	N/A	N/A	N/A

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of

SpartanNash Company and subsidiaries

Grand Rapids, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SpartanNash Company and subsidiaries (the "Company") as of January 2, 2021 and December 28, 2019, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows, for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill — Food Distribution Reporting Unit — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to their carrying value. The Company has three reporting units, which are the same as the Company’s reportable segments. The goodwill balance was $181 million as of January 2, 2021, all of which was allocated to the Food Distribution reporting unit (“Food Distribution”). The estimate of the fair value of Food Distribution is primarily based on the income approach using a discounted cash flow model and also incorporates the market approach using observable comparable company information. The principal factors used in the discounted cash flow analysis requiring management judgment are the determination of the weighted average cost of capital (“WACC”), revenue growth rates, and forecasted operating profits. Under the market approach, the Company compared the results of the discounted cash flow model to observable comparable company market multiples to support the appropriateness of the fair value estimates. The Company’s goodwill impairment analysis also includes a comparison of the estimated fair value of the enterprise as a whole to the Company’s total market capitalization.

The Company evaluates goodwill for impairment annually, and more frequently if circumstances indicate the possibility of impairment. The Company concluded that the fair value of Food Distribution was substantially in excess of its carrying value and, therefore, no impairment was recognized.

Given the significant judgments made by management to estimate the fair value of Food Distribution, performing audit procedures to evaluate the reasonableness of management’s judgments and assumptions utilized in the impairment evaluation, particularly the determination of the WACC, revenue growth rates, and forecasted operating profits, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue growth rates, forecasted operating profits, and the selection of the WACC used by management to estimate the fair value of Food Distribution included the following, among others:

•

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Food Distribution, such as controls related to the determination of revenue growth rates and forecasted operating profits, and the selection of the WACC.

•	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•	We evaluated the reasonableness of management’s determination of revenue growth rates and forecasted operating profits for Food Distribution by comparing the growth rates and forecasts to:
–	Historical revenue growth rates and operating profits.
–	Internal communications to management and the Board of Directors.
–	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•

With the assistance of our fair value specialists, we evaluated the WACC for Food Distribution, which included testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the WACC selected by management.

•

With the assistance of our fair value specialists, we evaluated the market approach for Food Distribution, which included evaluating the reasonableness of the selected guideline public companies and the resulting market multiples calculation, as well as benchmarking the selected multiple for Food Distribution against these guideline public companies.

Share-Based Payments — Stock Warrants — Refer to Notes 1 and 14 to the financial statements

Critical Audit Matter Description

On October 7, 2020, in connection with its entry into a commercial agreement with a customer, the Company issued warrants to the customer to acquire up to an aggregate of 5,437,272 shares of the Company’s common stock (the “Warrants”), subject to certain vesting conditions. Warrants equivalent to 2.5% of the Company’s outstanding and issuable shares, or 1,087,455 shares, vested upon the signing of the commercial agreement, and had a grant date fair value of $5.51 per share. Warrants equivalent to up to 10.0% of the Company’s outstanding and issuable shares, or 4,349,817 shares, may vest in connection with conditions defined by the terms of the Warrants, as the customer makes payments to the Company in connection with the commercial supply agreement, and had a grant date fair value of $5.33 per share. The Warrants are classified as equity instruments within common stock in the financial statements. Warrant expense is determined based on the customer’s achievement of vesting conditions and is recorded as a reduction of net sales in the financial statements based on the grant date fair value per warrant share. Warrant expense of approximately $6.5 million was recorded during the fiscal year ended January 2, 2021.

The fair values of the Warrants were determined as of the grant date using the binomial lattice pricing model (the “lattice model”). The selection of the valuation methodology and assumptions utilized in the lattice model are based, in part, upon assumptions for which management is required to use judgment, particularly the risk-free interest rate, volatility, and dividend yield.

We identified the valuation of the Warrants as a critical audit matter because of the significant judgments made by management to determine the grant date fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s valuation methodology and related assumptions including the risk-free interest rate, volatility, and dividend yield.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the fair values of the Warrants including the valuation methodology and related assumptions such as the risk-free interest rate, volatility, and dividend yield, consisted of the following, among others:

•

We tested the effectiveness of management’s controls over the valuation of the Warrants, including those over the determination of the valuation methodology and related assumptions including the risk-free interest rate, volatility, and dividend yield.

•	We obtained and inspected the Warrant agreements and management’s valuation analyses, including supporting schedules and related narrative information.
•	With the assistance of our fair value specialists, we evaluated management’s valuation methodology including the selection of the lattice model to determine the fair values of the Warrants.
•

With the assistance of our fair value specialists, we evaluated the reasonableness of management’s valuation assumptions and the underlying source information of significant valuation assumptions including the risk-free interest rate, volatility, and dividend yield.

•

With the assistance of our fair value specialists, we assessed whether management’s calculations of the fair values were applied in accordance with the selected methodology including testing the mathematical accuracy of the valuation analyses.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

March 3, 2021

We have served as the Company's auditor since at least 1970; however, an earlier year could not be reliably determined.

CONSOLIDATED BALANCE SHEETS

SpartanNash Company and Subsidiaries

	January 2,	December 28,
(In thousands)	2021	2019
Assets
Current assets
Cash and cash equivalents	$19,903	$24,172
Accounts and notes receivable, net	357,564	345,320
Inventories, net	541,785	537,212
Prepaid expenses and other current assets	72,229	58,775
Property and equipment held for sale	23,259	31,203
Total current assets	1,014,740	996,682

Property and equipment, net	577,059	615,816
Goodwill	181,035	181,035
Intangible assets, net	116,142	130,434
Operating lease assets	289,173	268,982
Other assets, net	99,242	82,660

Total assets	$2,277,391	$2,275,609

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$464,784	$405,370
Accrued payroll and benefits	113,789	59,680
Other accrued expenses	60,060	51,295
Current portion of operating lease liabilities	45,786	42,440
Current portion of long-term debt and finance lease liabilities	5,135	6,349
Total current liabilities	689,554	565,134

Long-term liabilities
Deferred income taxes	45,728	43,111
Operating lease liabilities	278,859	267,350
Other long-term liabilities	46,892	30,272
Long-term debt and finance lease liabilities	481,309	682,204
Total long-term liabilities	852,788	1,022,937

Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 35,851 and 36,351 shares outstanding	491,819	490,233
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(2,276)	(1,600)
Retained earnings	245,506	198,905
Total shareholders’ equity	735,049	687,538

Total liabilities and shareholders’ equity	$2,277,391	$2,275,609

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

SpartanNash Company and Subsidiaries

	2020	2019	2018
(In thousands, except per share amounts)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net sales	$9,348,485	$8,536,065	$8,064,552
Cost of sales	7,923,520	7,292,235	6,954,146
Gross profit	1,424,965	1,243,830	1,110,406

Operating expenses
Selling, general and administrative	1,297,740	1,172,401	997,411
Merger/acquisition and integration	421	1,437	4,937
Restructuring, asset impairment and other charges	24,398	13,050	37,546
Total operating expenses	1,322,559	1,186,888	1,039,894

Operating earnings	102,406	56,942	70,512

Other (income) and expenses
Interest expense	18,418	34,548	30,483
Loss on debt extinguishment	—	329	—
Postretirement benefit (income) expense	(685)	19,803	159
Other, net	(691)	(1,313)	(828)
Total other expenses, net	17,042	53,367	29,814

Earnings before income taxes and discontinued operations	85,364	3,575	40,698
Income tax expense (benefit)	9,450	(2,342)	6,907
Earnings from continuing operations	75,914	5,917	33,791

Loss from discontinued operations, net of taxes	—	(175)	(219)
Net earnings	$75,914	$5,742	$33,572

Basic earnings per share:
Earnings from continuing operations	$2.12	$0.16	$0.94
Loss from discontinued operations	—	(0.00)	(0.01)
Net earnings	$2.12	$0.16	$0.93

Diluted earnings per share:
Earnings from continuing operations	$2.12	$0.16	$0.94
Loss from discontinued operations	—	(0.00)	(0.01)
Net earnings	$2.12	$0.16	$0.93

 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SpartanNash Company and Subsidiaries

	2020	2019	2018
(In thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net earnings	$75,914	$5,742	$33,572

Other comprehensive (loss) income, before tax
Pension and postretirement liability adjustment	(895)	18,699	(822)

Income tax benefit (expense) related to items of other comprehensive income	219	(4,540)	199

Total other comprehensive (loss) income, after tax	(676)	14,159	(623)
Comprehensive income	$75,238	$19,901	$32,949

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SpartanNash Company and Subsidiaries

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
(In thousands)	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 30, 2017	36,466	$497,093	$(15,136)	$239,993	$721,950
Net earnings	—	—	—	33,572	33,572
Other comprehensive loss	—	—	(623)	—	(623)
Dividends - $0.72 per share	—	—	—	(25,923)	(25,923)
Share repurchase	(952)	(20,000)	—	—	(20,000)
Stock-based employee compensation	—	7,646	—	—	7,646
Issuance of common stock on stock option exercises, stock bonus plan and associate stock purchase plan	54	956	—	—	956
Issuance of restricted stock	483	—	—	—	—
Cancellations of stock-based awards	(99)	(1,631)	—	—	(1,631)
Balance at December 29, 2018	35,952	484,064	(15,759)	247,642	715,947
Impact of adoption of ASU 2016-02 (Note 1)	—	—	—	(26,863)	(26,863)
Net earnings	—	—	—	5,742	5,742
Other comprehensive income	—	—	14,159	—	14,159
Dividends - $0.76 per share	—	—	—	(27,616)	(27,616)
Stock-based employee compensation	—	7,312	—	—	7,312
Issuance of common stock on stock option exercises, stock bonus plan and associate stock purchase plan	46	639	—	—	639
Issuance of restricted stock	488	—	—	—	—
Cancellations of stock-based awards	(135)	(1,782)	—	—	(1,782)
Balance at December 28, 2019	36,351	490,233	(1,600)	198,905	687,538
Impact of adoption of ASU 2016-13 (Note 1)	—	—	—	(1,612)	(1,612)
Net earnings	—	—	—	75,914	75,914
Other comprehensive income	—	—	(676)	—	(676)
Dividends - $0.77 per share	—	—	—	(27,701)	(27,701)
Share repurchase	(861)	(10,000)	—	—	(10,000)
Stock-based employee compensation	—	6,299	—	—	6,299
Stock warrants, net of issuance costs of $220	—	6,329	—	—	6,329
Issuance of common stock for stock bonus plan and associate stock purchase plan	39	594	—	—	594
Issuance of restricted stock	522	—	—	—	—
Cancellations of stock-based awards	(200)	(1,636)	—	—	(1,636)
Balance at January 2, 2021	35,851	$491,819	$(2,276)	$245,506	$735,049

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SpartanNash Company and Subsidiaries

	2020	2019	2018
(In thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Cash flows from operating activities
Net earnings	$75,914	$5,742	$33,572
Loss from discontinued operations, net of tax	—	175	219
Earnings from continuing operations	75,914	5,917	33,791
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other charges	22,422	18,653	37,793
Loss on debt extinguishment	—	329	—
Depreciation and amortization	89,876	88,401	82,853
Non-cash rent	(5,550)	(7,276)	(962)
LIFO expense	2,176	5,892	4,601
Pension settlement expense	—	18,244	—
Postretirement benefits expense	1,775	2,972	63
Deferred taxes on income	2,457	(2,260)	7,407
Stock-based compensation expense	6,299	7,312	7,646
Stock warrants	6,549	—	—
Postretirement benefit plan contributions	(580)	(623)	(1,889)
Loss (gain) on disposals of assets	3,330	(6,458)	(106)
Other operating activities	1,996	2,196	1,337
Changes in operating assets and liabilities:
Accounts receivable	(12,936)	2,025	(1,177)
Inventories	(7,030)	40,971	38,213
Prepaid expenses and other assets	(7,724)	(15,752)	(6,467)
Accounts payable	65,197	14,941	(18,358)
Accrued payroll and benefits	66,722	(3,305)	(8,295)
Other accrued expenses and other liabilities	(4,177)	8,013	(4,792)
Net cash provided by operating activities	306,716	180,192	171,658
Cash flows from investing activities
Purchases of property and equipment	(67,298)	(74,815)	(71,495)
Net proceeds from the sale of assets	9,201	18,760	6,901
Acquisitions, net of cash acquired	—	(86,659)	—
Loans to customers	(1,847)	(3,535)	(1,123)
Payments from customers on loans	2,739	4,074	2,111
Other investing activities	(16)	(997)	(550)
Net cash used in investing activities	(57,221)	(143,172)	(64,156)
Cash flows from financing activities
Proceeds from senior secured credit facility	1,383,637	1,217,498	1,016,918
Payments on senior secured credit facility	(1,584,293)	(1,177,942)	(1,123,557)
Proceeds from other long-term debt	—	5,800	60,000
Repayment of other long-term debt and finance lease liabilities	(6,510)	(68,460)	(8,175)
Proceeds from resolution of acquisition contingencies	—	15,000	—
Share repurchase	(10,000)	—	(20,000)
Net payments related to stock-based award activities	(1,636)	(1,782)	(1,630)
Dividends paid	(34,509)	(20,709)	(25,923)
Other financing activities	(453)	(624)	(1,933)
Net cash used in financing activities	(253,764)	(31,219)	(104,300)
Net cash used in discontinued operations	—	(214)	(284)
Net (decrease) increase in cash and cash equivalents	(4,269)	5,587	2,918
Cash and cash equivalents at beginning of year	24,172	18,585	15,667
Cash and cash equivalents at end of year	$19,903	$24,172	$18,585

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

Fiscal Year: The Company’s fiscal year end is the Saturday nearest to December 31. The following discussion is as of and for the fiscal years ending or ended January 1, 2022 (“2021”), January 2, 2021 ("2020" or “current year”), December 28, 2019 (“2019” or “prior year”) and December 29, 2018 (“2018”), all of which include 52 weeks, with the exception of 2020, which includes 53 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks. The fourth quarter of 53-week years include 13 weeks.

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

Revenue Recognition: The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods and services to a customer, in an amount that reflects the consideration that it expects to receive in exchange for those goods or services. This is achieved through applying the following five-step model:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company generates substantially all of its revenue from contracts with customers, whether formal or implied. Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue as the Company considers itself a pass-through conduit for collecting and remitting sales taxes, with the exception of taxes assessed during the procurement process of select inventories. Greater than 99% of the Company’s revenues are recognized at a point in time. Revenues from product sales are recognized when control of the goods is transferred to the customer, which occurs at a point in time, typically upon delivery or shipment to the customer, depending on shipping terms, or upon customer check-out in a corporate owned retail store. Freight revenues are also recognized upon delivery, at a point in time. Other revenues, including revenues from value-added services and leases, are recognized as earned, over a period of time. All of the Company’s revenues are domestic, as the Company has no performance obligations on international shipments subsequent to delivery to the domestic port.

The Company evaluates whether it is a principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis) with respect to each contract with customers.

Based upon the nature of the products the Company sells, its customers have limited rights of return which are immaterial. Discounts provided by the Company to customers at the time of sale are recognized as a reduction in sales as the products are sold. Certain contracts include rebates and other forms of variable consideration, including up-front rebates, rebates in arrears, rebatable incentives, non-cash incentives including stock warrants, flex funds, and product incentives, which may have tiered structures based on purchase volumes and which are accounted for as variable consideration. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

Cost of Sales: Cost of sales represents the cost of inventory sold during the period, which for all non-production operations includes purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances and excludes warehousing costs, depreciation and other administrative expenses. For the Company’s food processing operations, cost of sales includes direct product and production costs, inbound freight, purchasing and receiving costs, utilities, depreciation, and other indirect production costs and excludes out-bound freight and other administrative expenses. As a result, the Company’s cost of sales and gross profit may not be identical to similarly titled measures reported by other companies. Vendor allowances and credits that relate to the Company’s buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms. The distribution segments include shipping and handling costs in the selling, general and administrative section of operating expenses within the consolidated statements of earnings.

Cash and Cash Equivalents: Cash and cash equivalents consists of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts and Notes Receivable: Accounts and notes receivable are presented net of allowances for credit losses of $6.6 million and $3.0 million as of January 2, 2021 and December 28, 2019, respectively. The Company estimates losses using an expected loss model, considering both historical data and future expectations, including collection experience, expectations for current credit risks, accounts receivable payment status, the customer’s financial health, as well as the Company’s collateral and creditor position. The Company pools similar assets based on their credit risk characteristics, whereby many of its trade receivables are pooled based on certain customer or aging characteristics. After assets are pooled, an appropriate loss factor is applied based on management’s expectations. The Company also records specific reserves for credit losses in certain circumstances. Operating results include bad debt expense of $2.7 million, $1.5 million and $3.4 million for 2020, 2019 and 2018, respectively.

Inventory Valuation: Inventories are valued at the lower of cost or market. Approximately 81.4% and 82.8% of the Company’s inventories were valued on the last-in, first-out (LIFO) method at January 2, 2021 and December 28, 2019, respectively. If replacement cost had been used, inventories would have been $63.1 million and $60.9 million higher at January 2, 2021 and December 28, 2019, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During 2020, 2019 and 2018, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision by $1.4 million, $1.5 million and $1.1 million in 2020, 2019 and 2018, respectively. The Company accounts for its Food Distribution and Military inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under RIM, inventory is stated at cost, determined by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. The Company records allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

Goodwill and Other Intangible Assets: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed for impairment during the last quarter of each year, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a discounted cash flow model and comparable market values of each reporting segment. Measuring the fair value of reporting units is a Level 3 measurement under the fair value hierarchy. See Note 8, for a discussion of fair value levels.

Intangible assets primarily consist of trade names, customer relationships, pharmacy prescription lists, non-compete agreements, liquor licenses and franchise fees. The following assets are amortized on a straight-line basis over the period of time in which their expected benefits will be realized: prescription lists and customer relationships (period of expected benefit reflecting the pattern in which the economic benefits are consumed), non-compete agreements and franchise fees (length of agreements), and trade names with definite lives (expected life of the assets). Indefinite-lived trade names are not amortized but are tested at least annually for impairment, and liquor licenses are also not amortized as they have indefinite lives.

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

Property under finance leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. Internal use software is included in Property and equipment, net and amounted to $38.5 million and $35.2 million as of January 2, 2021 and December 28, 2019, respectively.

Cloud Computing Arrangements: Implementation costs for software that is accessed in hosted cloud computing arrangements is accounted for in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, and with Accounting Standards Update (“ASU”) 2018-15. Capitalized costs of hosted cloud computing arrangements include configuration, installation, other upfront costs and internal labor costs of employees devoted to the cloud computing software implementation project. Once a project is complete, amortization is computed using the straight-line method over the term of the associated hosting arrangement, including any options to extend the hosting arrangement that the Company is reasonably certain to exercise, generally 5 to 10 years. These costs are classified in the consolidated balance sheets in “Prepaid expenses and other current assets” or “Other assets, net” based on the term of the arrangement, and the related cash flows are presented as cash outflows from operations. As of January 2, 2021, the net book value of these implementation costs was $13.9 million.

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

Impairment of Long-Lived Assets: The Company reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted expected future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices based upon market participant data developed by third party professionals or by internal licensed real estate professionals. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, real estate market conditions and inflation. The Company evaluates definite-lived intangible asset and operating and finance lease impairments in conjunction with testing of the related asset groups as described above. Impairment reserves are applied proportionally as a reduction to the assets in the asset group, including lease assets.

Reserves for Closed Properties: The Company records reserves for closed properties that are subject to long-term lease commitments based upon the lease ancillary costs from the date of closure to the end of the remaining lease term. Prior to the adoption of ASC 842, Leases, these reserves also included the future minimum lease payments associated with these properties. Future cash flows are based on historical expenses, contractual lease terms and knowledge of the geographic area in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. The reserved expenses are paid over the remaining lease terms, which range from 1 to 8 years. Subsequent adjustments to closed property reserves are made when actual exit costs differ from the original estimates. These adjustments are made for changes in estimates in the period in which the changes become known. The current portion of the future closed property obligations is included in “Other accrued expenses,” and the long-term portion is included in “Other long-term liabilities” in the consolidated balance sheets.

Debt Issuance Costs: Debt issuance costs are amortized over the term of the related financing agreement and are included as a direct deduction from the carrying amount of the related debt liability in “Long-term debt and finance lease obligations” in the consolidated balance sheets.

Insurance Reserves: SpartanNash is self-insured through self-insurance retentions or high deductible programs for workers’ compensation, general liability, and automobile liability, and is also self-insured for healthcare costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation, general liability and automobile liabilities are actuarially estimated based on available historical information on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure to any significant exposure on a per claim basis for its self-insurance retentions and high deductible programs. On a per claim basis, the Company’s exposure is up to $0.5 million for workers’ compensation and general liability, $1.0 million for automobile liability and $0.6 million for healthcare per covered life per year.

A summary of changes in the Company’s self-insurance liability is as follows:

(In thousands)	2020	2019	2018
Balance at beginning of year	$16,780	$14,291	$15,155
Expenses	62,999	69,253	49,532
Acquisitions	—	1,894	—
Claim payments, net of employee contributions	(63,042)	(68,658)	(50,396)
Balance at end of year	$16,737	$16,780	$14,291

The current portion of the self-insurance liability was $10.0 million and $10.7 million as of January 2, 2021 and December 28, 2019, respectively, and is included in “Other accrued expenses” in the consolidated balance sheets. The long-term portion was $6.7 million and $6.1 million as of January 2, 2021 and December 28, 2019, respectively, and is included in “Other long-term liabilities” in the consolidated balance sheets.

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

Earnings per share: Earnings per share (“EPS”) is computed using the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends and their respective participation rights in undistributed earnings. Outstanding nonvested restricted stock incentive awards under the Company’s 2015 Plan contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. Awards under the 2020 Plan do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities. The dilutive impact of these awards is presented below, as applicable. Weighted average restricted stock awards that were not included in the EPS calculations because they were anti-dilutive were 76,654 in 2020. There were no anti-dilutive restricted stock awards in 2019 or 2018. Diluted EPS includes the effects of stock options and stock warrants, as applicable. Stock warrants were anti-dilutive for 2020 and therefore did not impact EPS. There were no stock warrants in 2019 or 2018, and no anti-dilutive stock options in 2020, 2019 or 2018.

The following table sets forth the computation of basic and diluted EPS for continuing operations:

	2020	2019	2018
(In thousands, except per share amounts)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Numerator:
Earnings from continuing operations	$75,914	$5,917	$33,791
Adjustment for earnings attributable to participating securities	(1,871)	(149)	(746)
Earnings from continuing operations used in calculating earnings per share	$74,043	$5,768	$33,045
Denominator:
Weighted average shares outstanding, including participating securities	35,861	36,271	36,012
Adjustment for participating securities	(884)	(912)	(795)
Shares used in calculating basic earnings per share	34,977	35,359	35,217
Effect of dilutive stock options	—	—	10
Effect of dilutive restricted stock awards	1	—	—
Effect of dilutive warrants	—	—	—
Shares used in calculating diluted earnings per share	34,978	35,359	35,227
Basic earnings per share from continuing operations	$2.12	$0.16	$0.94
Diluted earnings per share from continuing operations	$2.12	$0.16	$0.94

Stock-Based Employee Compensation: All share-based payments to associates are generally recognized in the consolidated financial statements as compensation cost based on the fair value on the date of grant. The grant date closing price per share of SpartanNash stock is used to estimate the fair value of restricted stock awards and restricted stock units. The value of the portion of awards expected to vest is recognized as expense over the requisite service period.

Stock Warrants: On October 7, 2020, the Company and Amazon.com, Inc. (“Amazon”) entered into a Transaction Agreement (the “Transaction Agreement”), in which the Company has agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, warrants to acquire up to an aggregate of 5,437,272 shares of the Company’s common stock, subject to certain vesting conditions. Warrants equivalent to 2.5% of the Company’s outstanding and issuable shares, or 1,087,455 shares, vested upon the signing of the commercial agreement. Warrants equivalent to up to 10.0% of the Company’s outstanding and issuable shares, or 4,349,817 shares, may vest in connection with conditions defined by the terms of the Warrant, as Amazon makes payments to the Company in connection with the commercial supply agreement, in increments of $200 million. Upon vesting, shares may be acquired at an exercise price of $17.7257. The right to purchase shares in connection with the Warrant arrangement expires on October 7, 2027

The stock warrants granted to Amazon are accounted for as equity instruments and measured in accordance with ASC 718, Compensation – Stock Compensation. These instruments are classified in the consolidated statements of earnings in accordance with ASC 606, Revenue from Contracts with Customers, and ASU 2019-08. For awards granted to a customer which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price, in accordance with ASC 606. To determine the fair value of the warrants in accordance with ASC 718, the Company uses pricing models based in part on assumptions for which management is required to use judgment. Based on the fair value of the awards, the Company determines the amount of warrant expense based on the customer’s pro-rata achievement of vesting conditions, which is recorded as a reduction of net sales on the consolidated statement of earnings. Dilutive impact of stock warrants is determined using the treasury stock method.

Shareholders’ Equity: The Company’s restated articles of incorporation provide that the Board of Directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the Board of Directors. At January 2, 2021 and December 28, 2019, there were no shares of preferred stock outstanding.

Advertising Costs: The Company’s advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Advertising expenses were $36.6 million, $39.3 million and $40.9 million in 2020, 2019 and 2018, respectively.

Accumulated Other Comprehensive Income (Loss)(“AOCI”): The Company reports comprehensive income (loss) that includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains and losses that are not included in net earnings, such as pension and other postretirement liability adjustments, but rather are recorded directly to shareholders’ equity. These amounts are also presented in the consolidated statements of comprehensive income. The Company’s pension plan was terminated, and benefit obligations were satisfied during 2019. Beginning with December 28, 2019, AOCI relates to the Company’s other postretirement plans.

Discontinued operations: Certain of the Company’s Food Distribution and Retail operations were previously classified as discontinued operations. Results of discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented. Results of discontinued operations reported on the consolidated statements of earnings are reported net of tax.

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases. The FASB subsequently issued ASUs 2018-01, 2018-10, 2018-11, and 2019-01, which include clarifications and provide various practical expedients and transition options related to ASU 2016-02. ASU 2016-02 provides guidance for lease accounting and stipulates that lessees need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of future rent payments. Treatment in the consolidated statements of earnings is similar to the previous treatment of operating and capital leases.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers – Topic 606 (“ASC 606”). The new guidance affects any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. As of the beginning of 2018, the Company adopted ASC 606 and all subsequent ASUs that modified ASC 606.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The ASU changed the impairment model for most financial assets and certain other instruments. The standard requires entities to use a forward-looking “expected loss” model that replaces the previous “incurred loss” model, which generally results in the earlier recognition of credit losses.

In the first quarter of 2020, the Company adopted this standard through the modified retrospective approach, with a cumulative-effect adjustment at the beginning of the fiscal year. As a result of the adoption, the Company estimates credit losses using an expected loss model in accordance with the new standard.

The adoption of the standard resulted in a transition adjustment to beginning of the year retained earnings of $2.2 million (gross of the deferred tax impact of $0.6 million). The transition adjustment relates to incremental trade and notes receivable allowances due to the earlier recognition of expected losses under the new standard of $1.9 million and $0.3 million, respectively.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU remove disclosures that are no longer considered to be cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in ASU 2018-14 are effective for fiscal years ending after December 15, 2020 and are applied on a retrospective basis to all periods presented. The adoption of this guidance did not have a significant effect on the Company’s financial statements.

Note 2 – Acquisitions

On December 31, 2018, the Company acquired all of the outstanding shares of Martin’s Super Markets, Inc. (“Martin’s”) for $86.7 million, net of $7.8 million of cash acquired. Acquired assets consist primarily of property and equipment of $55.0 million, intangible assets of $23.9 million, and working capital. Intangible assets are primarily composed of an indefinite-lived trade name of $20.6 million and pharmacy customer prescription lists of $3.1 million, which are amortized over seven years. The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date based on preliminary estimates, which were subsequently finalized during the fourth quarter of 2019. No goodwill was recorded related to the acquisition. The Company incurred $0.4 million, $1.3 million and $1.2 million of merger/acquisition and integration costs in 2020, 2019 and 2018, respectively. The acquisition was funded with proceeds from the Company’s Credit Agreement.

Martin’s operates retail stores in Northern Indiana and Southwest Michigan. Prior to the acquisition, Martin’s was an independent retailer and customer of the Company’s Food Distribution segment. Subsequent to the acquisition, sales from the Food Distribution segment to Martin’s stores are eliminated. The acquisition expanded the footprint of the Company’s Retail segment into adjacent geographies in northern Indiana and southwestern Michigan.

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

Retail Sales – The corporate owned retail stores recognize revenue at the time the customer takes possession of the goods. While there are no formal contracts related to these sales, they are within the scope of ASC 606. Customer returns are not material. The Company does not recognize a sale when it sells gift cards and gift certificates or a reduction of sales when it awards fuel discounts; rather, the impact to revenue is recognized when the customer fuel discounts, gift card or gift certificate are redeemed to purchase product.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	53 Weeks Ended January 2, 2021
(In thousands)	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$1,519,279	$1,097,013	$1,043,208	$3,659,500
Fresh (b)	1,550,813	1,013,657	610,633	3,175,103
Non-food (c)	1,407,122	419,507	469,653	2,296,282
Fuel	—	106,213	—	106,213
Other	99,964	1,527	9,896	111,387
Total	$4,577,178	$2,637,917	$2,133,390	$9,348,485
Type of customers:
Individuals	$—	$2,636,993	$—	$2,636,993
Manufacturers, brokers and distributors	75,827	—	1,989,248	2,065,075
Retailers	4,425,665	—	134,246	4,559,911
Other	75,686	924	9,896	86,506
Total	$4,577,178	$2,637,917	$2,133,390	$9,348,485

	52 Weeks Ended December 28, 2019
(In thousands)	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$1,209,436	$928,641	$1,027,661	$3,165,738
Fresh (b)	1,445,902	900,096	636,147	2,982,145
Non-food (c)	1,247,964	402,450	501,642	2,152,056
Fuel	—	148,779	—	148,779
Other	79,307	1,383	6,657	87,347
Total	$3,982,609	$2,381,349	$2,172,107	$8,536,065
Type of customers:
Individuals	$—	$2,380,524	$—	$2,380,524
Manufacturers, brokers and distributors	179,872	—	2,065,919	2,245,791
Retailers	3,739,316	—	99,531	3,838,847
Other	63,421	825	6,657	70,903
Total	$3,982,609	$2,381,349	$2,172,107	$8,536,065

	52 Weeks Ended December 29, 2018
(In thousands)	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$1,249,374	$747,708	$1,052,462	$3,049,544
Fresh (b)	1,478,142	688,661	602,023	2,768,826
Non-food (c)	1,185,390	330,342	506,177	2,021,909
Fuel	—	138,617	—	138,617
Other	78,544	931	6,181	85,656
Total	$3,991,450	$1,906,259	$2,166,843	$8,064,552
Type of customers:
Individuals	$—	$1,905,328	$—	$1,905,328
Manufacturers, brokers and distributors	197,128	—	2,089,765	2,286,893
Retailers	3,733,254	—	70,897	3,804,151
Other	61,068	931	6,181	68,180
Total	$3,991,450	$1,906,259	$2,166,843	$8,064,552

(a) Center store includes dry grocery, frozen and beverages.
(b) Fresh includes produce, meat, dairy, deli, bakery, prepared proteins, seafood and floral.
(c) Non-food includes general merchandise, health and beauty care, tobacco products and pharmacy.

Contract Assets and Liabilities

Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not receive pre-payment from its customers or enter into commitments to provide goods or services that have terms greater than one year. As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient under ASC 606 to omit disclosures regarding remaining performance obligations.

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

Accounts and notes receivable are comprised of the following:

	January 2,	December 29,
(In thousands)	2021	2019
Customer notes receivable	$2,565	$3,363
Customer accounts receivable	337,276	320,958
Other receivables	23,955	23,738
Allowance for doubtful accounts	(6,232)	(2,739)
Net current accounts and notes receivable	$357,564	$345,320
Long-term notes receivable	$9,299	$13,335
Allowance for doubtful accounts	(371)	(233)
Net long-term notes receivable	$8,928	$13,102

The Company does not typically incur incremental costs of obtaining a contract that are contingent upon successful contract execution and would therefore be capitalized.

Changes to the balance of the allowance for doubtful accounts were as follows:

	Allowance for Doubtful Accounts
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 28, 2019	$2,739	$233	$2,972
Impact of adoption of new credit loss standard (ASU 2016-13)	1,911	259	2,170
Provision for expected credit losses	1,966	—	1,966
Write-offs charged against the allowance	(384)	(121)	(505)
Balance at January 2, 2021	$6,232	$371	$6,603

During 2020, the Company also recognized bad debt expense of $0.7 million related to direct write-offs of uncollectable amounts. In performing its periodic evaluations of the adequacy of the allowance for doubtful accounts, the Company has evaluated the effects of the COVID-19 pandemic. While the duration and impact of these affects is uncertain, the Company did not deem it necessary to record incremental allowances for doubtful accounts as no additional credit exposures were identified.

Concentration of Credit Risk

In the ordinary course of business, the Company may advance funds to certain independent retailers (“customer advances”) which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company, or in limited instances for remaining a SpartanNash customer for a specified time period. These customer advances must be repaid if the purchase volume requirements are not met or if the retailer no longer remains a customer for the specified time period. The collectability of customer advances is not assured.

In the ordinary course of business, the Company also subleases and assigns certain leases to third parties. As of January 2, 2021, the Company estimates the present value of its maximum potential obligations for subleases and assigned leases to be approximately $6.5 million and $11.7 million, respectively.

The Company may also provide financial assistance in the form of loans to certain independent retailers for inventories, store fixtures and equipment and store improvements. Loans are generally secured by liens on real estate, inventory and/or equipment, personal guarantees and other types of collateral, and are generally repayable over a period of five to ten years. The Company establishes reserves based upon assessments of the credit risk of specific customers, collateral value, historical trends and other information. The Company believes that adequate provision has been recorded for any uncollectable amounts. In addition, the Company may guarantee debt and lease obligations of independent retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	January 2,	December 28,
(In thousands)	2021	2019
Land and improvements	$89,871	$90,200
Buildings and improvements	556,518	555,049
Equipment	668,872	640,608
Total property and equipment	1,315,261	1,285,857
Less accumulated depreciation and amortization	738,202	670,041
Property and equipment, net	$577,059	$615,816

Depreciation expense was $64.7 million, $65.5 million and $67.0 million in 2020, 2019 and 2018 respectively.

Note 5 – Goodwill and Other Intangible Assets

All goodwill relates to the Food Distribution segment. Changes in the carrying amount of goodwill were as follows:

(In thousands)	Total
Balance at December 29, 2018:	$178,648
Acquisitions	2,387
Balance at December 28, 2019 and January 2, 2021:	$181,035

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

During the Company’s 2020 annual impairment review, projected cash flows were discounted based on a weighted average cost of capital (“WACC”) of 10.3%. This WACC was developed from adjusted market based and company specific factors, current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns. The development of the WACC requires estimates of an equity rate of return and a debt rate of return, which are specific to the industry in which the Food Distribution reporting unit operates. The Company concluded that the fair value of the Food Distribution reporting unit was substantially in excess of its carrying value in the annual review.

The following table reflects the components of amortized intangible assets, included in “Intangible assets, net” on the consolidated balance sheets:

	January 2, 2021		December 28, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Non-compete agreements	$4,287	$2,075	$4,438	$1,493
Pharmacy customer prescription lists	4,233	1,521	8,200	4,481
Customer relationships	57,937	15,160	57,937	11,497
Trade names	1,068	837	1,068	687
Franchise fees and other	1,081	497	1,114	422
Total	$68,606	$20,090	$72,757	$18,580

The weighted average amortization periods for amortizable intangible assets as of January 2, 2021 are as follows:

Non-compete agreements	6.1 years
Pharmacy customer prescription lists	8.0 years
Customer relationships	16.4 years
Trade names	5.0 years
Franchise fees and other	10.0 years

Amortization expense for intangible assets was $5.7 million, $5.8 million and $5.8 million for 2020, 2019 and 2018, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(In thousands)	2021	2022	2023	2024	2025
Amortization expense	$5,202	$4,849	$4,807	$4,556	$4,159

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and licenses for the sale of alcoholic beverages. During the third quarter of 2020, the Company made the decision to abandon a tradename within the Food Distribution segment to better integrate with the Company’s overall transportation operations, resulting in a $7.0 million impairment of the associated indefinite-lived tradename asset. During the fourth quarter of 2020, the Company recognized an impairment charge of $1.7 million, related to a tradename based on a change in the assumptions supporting fair value. Changes in the carrying amount of indefinite-lived intangible assets were as follows:

(In thousands)	Indefinite-lived Intangible Assets
Balance at December 29, 2018	$69,751
Acquisitions	20,631
Impairment	(13,966)
Disposals	(160)
Balance at December 28, 2019	76,256
Impairment (Note 6)	(8,630)
Balance at January 2, 2021	$67,626

Note 6 – Restructuring, Asset Impairment and Other Charges

The following table provides the activity of reserves for closed properties for 2020, 2019 and 2018. Reserves for closed properties recorded in the consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at December 30, 2017	$17,889	$3	$17,892
Provision for closing charges	4,499	153	4,652
Changes in estimates	(1,181)	—	(1,181)
Other	554	—	554
Accretion expense	579	—	579
Payments	(5,954)	(156)	(6,110)
Balance at December 29, 2018	16,386	—	16,386
Provision for closing charges	1,299	447	1,746
Reclassification of lease liabilities	(8,177)	—	(8,177)
Lease termination adjustments	(62)	—	(62)
Changes in estimates	(635)	—	(635)
Accretion expense	271	—	271
Payments	(4,111)	(430)	(4,541)
Balance at December 28, 2019	4,971	17	4,988
Provision for closing charges	325	2,205	2,530
Changes in estimates	26	(228)	(202)
Accretion expense	121	—	121
Payments	(2,094)	(1,880)	(3,974)
Balance at January 2, 2021	$3,349	$114	$3,463

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

Restructuring, asset impairment and other charges included in the consolidated statements of earnings consisted of the following:

	2020	2019	2018
(In thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Asset impairment charges (a)	$20,148	$17,925	$2,630
Charge on customer advance (b)	—	2,351	32,000
Provision for closing charges	325	1,299	4,499
Gain on sales of assets related to closed facilities (c)	(31)	(8,532)	(1,352)
Provision for severance for closed sites (d)	2,205	447	153
Other costs associated with distribution center and store closings (e)	1,953	2,135	797
Changes in estimates (f)	(202)	(635)	(1,181)
Lease termination adjustments (g)	—	(1,940)	—
Total	$24,398	$13,050	$37,546
(a)

In 2020, asset impairment charges of $9.1 million were incurred in the Food Distribution segment related to the evaluation of the expected net proceeds from the Fresh Kitchen facility which is currently held-for-sale, the exit of the Fresh Cut business, and the sale of equipment related to both Fresh Cut and Fresh Kitchen. Charges of $8.6 million primarily relate to the abandonment of a tradename related to the integration of the Company’s transportation operations. Additionally, certain of the Company’s Retail assets were determined not to be recoverable based on management’s intention to close stores or sell assets related to previously closed stores, resulting in impairment charges totaling $2.1 million. In 2019, asset impairment charges primarily related to the Food Distribution segment, including the Caito trade name. In 2018, asset impairment charges were incurred primarily in the Retail segment due to the economic and competitive environment of certain stores and in conjunction with the Company’s retail store rationalization plan.

(b)	The charge on customer advance relates to an advance to an independent retailer customer which was not fully recoverable.
(c)	Gain on sales of assets were primarily related to the sale of a closed Food Distribution warehouse in 2019. 2018 activity related to a closed Military warehouse and closed Retail stores.
(d)	In 2020, provision for severance was primarily related to the exit of the Fresh Cut business within the Food Distribution segment.
(e)

Other costs associated with distribution center and store closings represent additional costs, including labor, inventory transfer and other administrative costs, incurred in connection with restructuring operations in the Food Distribution and Retail segments.

(f)

Changes in estimates primarily relate to revised estimates for turnover and other lease ancillary costs associated with previously closed locations, which were generally lower than the initial estimates at certain properties in all years presented.

(g)

Lease termination adjustments represent the benefits recognized in connection with early lease buyouts for previously closed sites. Payments made in connection with lease buyouts were applied to reserves for closed properties and lease liabilities, as applicable.

In the second quarter of 2019 the Company announced a plan to reposition the Caito fresh production operations and to close the Fresh Kitchen. As a result of this plan, the Company evaluated the Caito indefinite-lived trade name and long-lived assets for potential impairment. The indefinite-lived trade names with a book value of $35.5 million were measured at a fair value of $21.5 million, resulting in an impairment charge of $14.0 million related to the Caito tradename. During this test, the Company concluded the long-lived assets were not impaired. During the third quarter of 2020, the Company made the decision to abandon a tradename within the Food Distribution segment to better integrate with the Company’s overall transportation operations.

Indefinite lived intangible assets are tested for impairment at least annually, and as needed if an indicator of potential impairment exists. Indefinite lived intangible assets are measured at fair value using Level 3 inputs under the fair value hierarchy, as further described in Note 8. The fair value of indefinite lived intangible assets is determined by estimating the amount and timing of net future cash flows generated from the use of the asset, generally using estimated revenue growth rates and profitability rates and, in the case of the relief-from-royalty methodology, royalty rates. Future cash flows are discounted based on the WACC of the reporting unit in which the asset resides, determined using current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns, as well as estimates of industry specific equity and debt rates of return.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 8. Assets consisting of property and equipment with a book value of $57.3 million were measured at a fair value of $45.8 million, resulting in impairment charges of $11.5 million in 2020. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. The Company evaluated the assets held for sale as of January 2, 2021 and concluded that the Fresh Kitchen facility meets the requirements for held for sale classification. Assets classified as held for sale in the consolidated balance sheet are valued at the expected net proceeds and are evaluated each quarter.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	January 2,	December 28,
(In thousands)	2021	2019
Senior secured revolving credit facility, due December 2023	$440,177	$640,409
Finance lease obligations (Note 10)	43,632	44,966
Other, 2.61% - 4.36%, due 2021 - 2026	6,707	8,633
Total debt - Principal	490,516	694,008
Unamortized debt issuance costs	(4,072)	(5,455)
Total debt - Principal	486,444	688,553
Less current portion	5,135	6,349
Total long-term debt	$481,309	$682,204

The Company’s Amended and Restated Loan and Security Agreement (the “Credit Agreement”) matures December 18, 2023. The Credit Agreement provides for a Tranche A revolving loan of up to $975 million and a Tranche A-1 revolving loan with $40 million of capacity. The Company has the ability to increase the size of the Credit Agreement by an additional $325 million, subject to certain conditions. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

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

Borrowings under the credit facility bear interest at the Company’s option as either Eurodollar loans or Base Rate loans, subject to a grid based upon Excess Availability. The interest rate terms for each of the aforementioned tranches are as follows:

Credit	Outstanding as of
Facility	January 2, 2021
Tranche	(In thousands)	Eurodollar Rate	Base Rate
Tranche A	$409,636	LIBOR plus 1.25% to 1.50%	Greater of:	(i) the Federal Funds Rate plus 0.75% to 1.00%
				(ii) the Eurodollar Rate plus 2.25% to 2.50%
				(iii) the prime rate plus 0.25% to 0.50%
Tranche A-1	$30,541	LIBOR plus 2.25% to 2.50%	Greater of:	(i) the Federal Funds Rate plus 1.75% to 2.00%
				(ii) the Eurodollar Rate plus 2.25% to 2.50%
				(iii) the prime rate plus 1.25% to 1.50%

The Company also incurs an unused line of credit fee on the unused portion of the loan commitments at a rate of 0.25%.

The Credit Agreement requires that the Company maintain Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company is in compliance with all financial covenants as of January 2, 2021 and had Excess Availability after the 10% requirement of $432.4 million and $236.8 million at January 2, 2021 and December 28, 2019, respectively. The Credit Agreement provides for the issuance of letters of credit, of which $15.6 million and $11.7 million were outstanding as of January 2, 2021 and December 28, 2019.

The weighted average interest rate for all borrowings, including loan fee amortization, was 2.95% for 2020.

At January 2, 2021, aggregate annual maturities and scheduled payments of long-term debt are as follows:

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Total borrowings	$5,135	$4,614	$444,734	$4,450	$4,104	$27,479	$490,516

Note 8 – Fair Value Measurements

ASC 820, Fair Value Measurement, prioritizes the inputs to valuation techniques used to measure fair value into the following hierarchy:

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long-lived asset impairment charges, refer to Note 5 and Note 6. At January 2, 2021 and December 28, 2019, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	January 2,	December 28,
(In thousands)	2021	2019
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$5,135	$6,349
Long-term debt and finance lease liabilities	485,381	687,659
Total book value of debt instruments	490,516	694,008
Fair value of debt instruments, excluding debt financing costs	497,941	700,631
Excess of fair value over book value	$7,425	$6,623

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).

Certain of the Company’s business combinations involved the potential for the receipt or payment of future contingent consideration upon the shortfall or achievement of various operating thresholds, respectively. The additional consideration was generally contingent on the acquired company reaching certain performance milestones, including attaining specified EBITDA levels. An asset or liability is recorded for the estimated fair value of the contingent consideration at the acquisition date and is re-measured each reporting period, using Level 3 inputs, with changes in fair value recognized as income or expense within operating expenses in the consolidated statements of earnings.

During 2019, the Company received $15.0 million related to the resolution of certain acquisition contingencies associated with the Caito and BRT acquisition executed at the beginning of fiscal 2017. Upon receipt of the proceeds, the portion of the contingent consideration related to the acquisition date fair value was reported as a financing activity in the consolidated statements of cash flows. Amounts received in excess of the acquisition date fair value were reported as an operating activity in the consolidated statements of cash flows.

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

The Company subleases property at certain locations and for 2020, 2019 and 2018, received rental income of $4.0 million, $4.0 million and $3.6 million, respectively. In the event of customer default, the Company would be responsible for fulfilling these lease obligations. Future payment obligations under these leases are disclosed in Note 10. Contingencies related to credit risk and collectability are disclosed in Note 3.

Unions represent approximately 7% of SpartanNash’s associates. These associates are covered by collective bargaining agreements (“CBAs”). The facilities covered by CBAs, the unions representing the covered associates and the expiration dates for each existing CBA are provided in the following table:

Distribution Center Locations	Union Locals	Expiration Dates
Landover, Maryland	IBT 639	March, 2021
Lima, Ohio	IBT 908	January 2022
Bellefontaine, Ohio GTL Truck Lines, Inc.	IBT 908	February 2022
Bellefontaine, Ohio General Merchandise Service Division	IBT 908	February 2022
Norfolk, Virginia	IBT 822	April 2022
Columbus, Georgia	IBT 528	September 2022
Grand Rapids, Michigan	IBT 406	October 2022

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

Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in this multi-employer plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to this plan, it is difficult to estimate the amount of the underfunding. Management is not aware of any significant change in funding levels since January 2, 2021. To reduce this underfunding, management expects multi-employer pension plan contributions to increase in future years. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Note 10 – Leases

A portion of the Company’s retail stores and warehouses operate in leased facilities. The Company also leases the majority of the tractors and trailers within its fleet and certain other assets. Most of the property leases contain multiple renewal options, which generally range from one to ten years. In those locations in which it is economically feasible to continue to operate, management expects that renewal options will be exercised as they come due. The terms of certain leases contain provisions requiring payment of variable rent based on sales and payment of executory costs such as property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premises or, in the case of transportation equipment, provisions requiring payment of variable rent based upon miles driven. Certain properties or portions thereof are subleased to others. As most of the Company’s leases do not reference an implicit discount rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The components of lease cost were as follows:

	2020	2019
(In thousands)	(53 Weeks)	(52 Weeks)
Operating lease cost	$55,955	$54,798
Short-term lease cost	8,698	7,131
Finance lease cost
Amortization of assets	4,045	3,330
Interest on lease liabilities	3,194	3,084
Variable rent	333	10
Sublease income	(3,994)	(4,014)
Total net lease cost	$68,231	$64,339

Rental expense, net of sublease income, under operating leases was $58.0 million in 2018.

Supplemental balance sheet information related to leases was as follows:

	January 2,	December 28,
(In thousands)	2021	2019
Operating leases:
Operating lease assets	$289,173	$268,982

Current portion of operating lease liabilities	$45,786	$42,440
Noncurrent operating lease liabilities	278,859	267,350
Total operating lease liabilities	$324,645	$309,790
Finance leases:
Property and equipment, at cost	$53,932	$67,206
Accumulated amortization	(14,971)	(27,131)
Property and equipment, net	$38,961	$40,075

Current portion of finance lease liabilities	$4,030	$4,401
Noncurrent finance lease liabilities	39,602	40,565
Total finance lease liabilities	$43,632	$44,966

Weighted average remaining lease term (in years):
Operating leases	8.4	8.9
Finance leases	11.3	9.9

Weighted average discount rate:
Operating leases	5.5%	5.7%
Finance leases	7.3%	7.0%

Supplemental cash flow and other information related to leases was as follows:

	2020	2019
(In thousands)	(53 Weeks)	(52 Weeks)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$62,008	$62,455
Operating cash flows used for finance leases	3,173	3,047
Financing cash flows used for finance leases	4,075	5,453

Lease assets obtained in exchange for lease liabilities:
Total operating lease liabilities	62,500	34,346
Total finance lease liabilities	3,602	3,679

The Company’s total future lease commitments under operating and finance leases in effect at January 2, 2021 are as follows:

	Operating	Finance
(In thousands)	Leases	Leases	Total
2021	$61,536	$6,973	$68,509
2022	55,883	6,390	62,273
2023	50,805	6,010	56,815
2024	43,708	5,648	49,356
2025	39,220	5,489	44,709
Thereafter	156,182	33,338	189,520
Total	407,334	63,848	471,182
Less interest	82,689	20,216	102,905
Present value of lease liabilities	324,645	43,632	368,277
Less current portion	45,786	4,030	49,816
Long-term lease liabilities	$278,859	$39,602	$318,461

Certain retail store facilities, either owned or obtained through leasing arrangements, are leased to others. A majority of the leases provide for minimum rent and contain renewal options. Certain of the leases contain escalation clauses and contingent rentals based upon stipulated sales volumes.

Owned assets, included in property and equipment, which are leased to others are as follows:

	January 2,	December 28,
(In thousands)	2021	2019
Land and improvements	$7,141	$7,077
Buildings	27,864	29,287
Owned assets leased to others	35,005	36,364
Less accumulated amortization and depreciation	11,190	10,895
Net owned assets leased to others	$23,815	$25,469

Future minimum rentals to be received under leases in effect at January 2, 2021 are as follows:

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Owned property	$4,577	$4,248	$3,308	$2,346	$1,917	$17,598	$33,994
Leased property	3,744	3,168	2,760	2,089	1,291	4,733	17,785
Total	$8,321	$7,416	$6,068	$4,435	$3,208	$22,331	$51,779

Note 11 – Associate Retirement Plans

The Company provides salary deferral defined contribution plans to substantially all of the Company’s associates not covered by CBAs. Associates covered by CBAs at the Company’s Columbus, Georgia; Norfolk, Virginia; and Landover, Maryland facilities all participate in a defined contribution plan; the remaining associates covered under CBAs participate in a multi-employer pension plan. The Company’s former non-contributory pension plan has been terminated.

Defined Contribution Plans

Expense for employer matching contributions made to defined contribution plans totaled $12.2 million, $11.5 million and $7.0 million in 2020, 2019 and 2018, respectively.

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

The Company holds variable universal life insurance policies on certain key associates intended to fund distributions under the deferred compensation plan referenced above. The net cash surrender value of approximately $4.3 million at both January 2, 2021 and December 28, 2019 is recorded in “Other assets, net” in the consolidated balance sheets. These policies have an aggregate amount of life insurance coverage of approximately $15.0 million.

Defined Benefit Plans

On February 28, 2018, the Company’s Board of Directors granted approval to proceed with terminating the SpartanNash Company Pension Plan (the “Pension Plan”), a frozen defined benefit pension plan. The Plan was terminated on July 31, 2018 and the distribution of assets to plan participants occurred in 2019. The remaining overfunding of the Plan will be utilized by the Company to fund obligations associated with other qualified retirement programs. In 2020, the Company realized gains of $1.2 million related to refunds from the annuity provider to the Plan associated with the final reconciliation of participant data.

In 2019, lump sum distributions and annuity payouts of $72.6 million were made resulting in pre-tax settlement charges of $18.2 million, including $18.0 million related to the Plan termination. The Company also recognized other termination expenses of $1.5 million in 2019. Lump sum distributions of $3.3 million were made in 2018, resulting in pension settlement charges of $0.8 million.

Postretirement Medical Plans

SpartanNash Company and certain subsidiaries provide healthcare benefits to retired associates under the SpartanNash Company Retiree Medical Plan (the “Retiree Medical Plan”). Former Spartan Stores, Inc. associates hired prior to January 1, 2002 who were not covered by CBAs during their employment, who have at least 10 years of service and have attained age 55 upon retirement qualify as “covered associates.” Covered associates who retired prior to March 31, 1992 receive Medicare supplemental benefits. Covered associates retiring after April 1, 1992 are eligible for monthly postretirement healthcare benefits of $5 multiplied by the associate’s years of service. This benefit is in the form of a credit against their monthly insurance premium or Medicare supplemental insurance. The retiree pays the balance of the premium.

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

	Pension Plan		Retiree Medical Plan
	January 2,	December 28,	January 2,	December 28,
(In thousands, except percentages)	2021	2019	2021	2019
Funded Status
Projected/Accumulated benefit obligation:
Balance at beginning of year	$—	$73,275	$10,783	$9,443
Service cost	—	—	182	171
Interest cost	—	1,134	303	375
Actuarial loss	—	618	1,027	1,181
Benefits paid	—	(75,027)	(386)	(387)
Balance at end of year	$—	$—	$11,909	$10,783

Fair value of plan assets:
Balance at beginning of year	$1,496	$74,241	$—	$—
Actual return on plan assets	—	2,282	—	—
Refund from annuity provider	1,193	—	—	—
Company contributions	—	—	386	387
Benefits paid	—	(75,027)	(386)	(387)
Balance at end of year	$2,689	$1,496	$—	$—
Funded (unfunded) status	$2,689	$1,496	$(11,909)	$(10,783)

Components of net amount recognized in consolidated balance sheets:
Current assets	$2,689	$1,496	$—	$—
Current liabilities	—	—	(471)	(466)
Noncurrent liabilities	—	—	(11,438)	(10,317)
Net asset (liability)	$2,689	$1,496	$(11,909)	$(10,783)

Amounts recognized in AOCI:
Net actuarial loss	$—	$—	$2,732	$1,809
Accumulated other comprehensive loss	$—	$—	$2,732	$1,809

Weighted average assumptions at measurement date:
Discount rate	N/A	N/A	2.57%	3.26%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%

	Pension Plan			Retiree Medical Plan
(In thousands, except percentages)	2020	2019	2018	2020	2019	2018
Components of net periodic benefit (income) cost:
Service cost	$—	$—	$—	$182	$171	$195
Interest cost	—	1,134	2,283	303	375	339
Amortization of prior service cost	—	—	—	—	(92)	(158)
Expected return on plan assets	—	(714)	(3,631)	—	—	—
Gain on reconciliation with annuity provider	(1,193)	—	—	—	—	—
Recognized actuarial net loss	—	691	417	104	—	88
Net periodic benefit (income) expense	$(1,193)	$1,111	$(931)	$589	$454	$464
Settlement expense	—	18,244	785	—	—	—
Total net periodic benefit (income) cost	$(1,193)	$19,355	$(146)	$589	$454	$464

Weighted average assumptions used to determine net periodic benefit (income) cost:
Discount rate	N/A	3.48%	3.45%	3.26%	4.41%	3.72%
Expected return on plan assets	N/A	2.80%	4.84%	N/A	N/A	N/A

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Retiree Medical Plan. Assumed current healthcare cost trend rates used to determine net periodic benefit cost were as follows:

	2020	2019	2018
Post-65	7.50%	7.50%	8.00%

Expected Return on Assets and Investment Strategy

Pension plan assets consisted of money market funds of $2.7 million at January 2, 2021 and $1.5 million at December 28, 2019. Money market funds are valued on a daily basis at NAV using the amortized cost of the securities held in the fund. Since amortized cost does not meet the criteria for an active market, money market funds are classified within level 2 of the fair value hierarchy of ASC 820, Fair Value Measurement. The pension plan did not hold any level three assets as of January 2, 2021 or December 28, 2019.

See Note 8 for a discussion of the levels of the fair value hierarchy. The fair value measurement level used is based on the lowest level of any input that is significant to the fair value measurement.

The Company expects to make contributions in 2021 of $0.5 million to the Retiree Medical Plan.

The following estimated benefit payments are expected to be paid in the following fiscal years:

(In thousands)	2021	2022	2023	2024	2025	2026 to 2030
Post-retirement medical benefits	$471	$510	$548	$579	$607	$3,346

Multi-Employer Health and Welfare Plans

In addition to the plans described above, the Company participates in the Michigan Conference of Teamsters and Ohio Conference of Teamsters Health and Welfare plans. The Company contributes to these multi-employer plans under the terms contained in existing CBAs and in the amounts set forth within these agreements. The health and welfare plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active associates and retirees, as determined by the trustees of the plan. The Company’s contributions largely benefit active associates, and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts for postretirement benefits from contribution amounts paid for active participants in the plan. These plans have a significant surplus of funds held in reserve in excess of claims incurred, and there is no potential withdrawal liability related to the Company’s participation in the plans. With respect to the Company’s participation in these plans, expense is recognized as contributions are funded. The Company contributed $13.7 million, $13.8 million and $13.8 million to these plans in 2020, 2019 and 2018, respectively.

Multi-Employer Pension Plan

The Company also contributes to the Central States Plan, a multi-employer plan defined previously, under the terms of CBAs that cover its union-represented associates and in the amounts set forth within these agreements. The Company is party to four CBAs that require contributions to the Plan with expiration dates ranging from January 2022 to October 2022. These CBAs cover warehouse personnel and drivers in Grand Rapids, Michigan and Bellefontaine and Lima, Ohio. With respect to the Company’s participation in the Central States Plan (EIN 36-60442343 / Pension Plan Number 001), expense is recognized as contributions are funded. The Company contributed $14.1 million, $14.0 million and $13.3 million to this plan in 2020, 2019 and 2018, respectively. The contributions made by the Company represent less than five percent of the Plan’s total contributions in 2020.

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

The PPA zone status of the Plan, which is based on information the Company received from the Plan and is certified by the Plan’s actuary, is “critical and declining” for the Plan’s two most recent fiscal years ending December 31, 2020 and 2019. Among other factors, plans in the “critical and declining” zone are generally less than 65% funded and projected to become insolvent within the next 15 years (or 20 years depending on the ratio of active-to-inactive participants). A rehabilitation plan has been implemented by the trustees of the Plan, and the CBAs that cover warehouse personnel and drivers in the Bellefontaine and Lima, Ohio distribution centers have permanent surcharges imposed due to the failure to adopt the trustee recommended rehabilitation plan. Refer to Note 9, for further information regarding the Company’s participation in the Central States Plan. As of the date the consolidated financial statements were issued, Form 5500 was not available for the plan year ended December 31, 2020.

Note 12 – Accumulated Other Comprehensive Income or Loss

Accumulated Other Comprehensive Income or Loss (“AOCI”) represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period. For the Company, the activity relates to pension and other postretirement benefit obligation adjustments.

Changes in AOCI are as follows:

	2020	2019	2018
(In thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Balance at beginning of the year, net of tax	$(1,600)	$(15,759)	$(15,136)
Other comprehensive (loss) income before reclassifications	(1,086)	219	(2,026)
Income tax benefit (expense)	268	(55)	458
Other comprehensive (loss) income, net of tax, before reclassifications	(818)	164	(1,568)
Amortization of amounts included in net periodic benefit cost (a)	191	18,480	1,204
Income tax expense (b)	(49)	(4,485)	(259)
Amounts reclassified out of AOCI, net of tax	142	13,995	945
Other comprehensive (loss) income, net of tax	(676)	14,159	(623)
Balance at end of the year, net of tax	$(2,276)	$(1,600)	$(15,759)
(a)

Reclassified from AOCI into Other, net, or Selling, general and administrative expense. Amounts include amortization of net actuarial loss, amortization of prior service cost, and settlement expense totaling $0.1 million, $18.4 million and $0.9 million in 2020, 2019 and 2018, respectively.

(b)	Reclassified from AOCI into Income tax expense (benefit).

Note 13 – Income Tax

The income tax provision for continuing operations is made up of the following components:
	2020	2019	2018
(In thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Current income tax expense (benefit):
Federal	$1,844	$(899)	$(1,607)
State	5,149	817	1,107
Total current income tax expense (benefit)	6,993	(82)	(500)
Deferred income tax expense (benefit):
Federal	5,637	126	8,370
State	(3,180)	(2,386)	(963)
Total deferred income tax expense (benefit)	2,457	(2,260)	7,407
Total income tax expense (benefit)	$9,450	$(2,342)	$6,907

A reconciliation of the statutory federal rate to the effective rate is as follows:

	2020	2019	2018
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Federal statutory income tax rate	21.0%	21.0%	21.0%
Stock compensation	0.7	7.2	0.7
Non-deductible expenses	1.9	0.8	0.6
Federal rate change effect on deferred taxes	—	—	(1.2)
Change in tax contingencies	0.9	—	(2.5)
Charitable product donations	(0.2)	(5.6)	(0.6)
Other, net	(1.0)	(2.4)	(0.9)
Federal loss carryback (a)	(11.9)	—	—
State taxes, net of federal income tax benefit	1.7	(36.1)	1.7
Tax credits	(2.0)	(50.4)	(1.8)
Effective income tax rate	11.1%	(65.5)%	17.0%
(a)

On March 27, 2020, the U.S. government enacted tax legislation to provide economic stimulus and support businesses and individuals during the COVID-19 pandemic, referred to as the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. In connection with the CARES Act, the Company recorded net discrete income tax benefits of $10.1 million in 2020 associated with the additional deductibility of certain expenses combined with provisions which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act (“Tax Reform”), where the federal statutory income tax rate was 35%. As a result of carrying back losses to previous tax years, the Company recorded $0.8 million in expense to reinstate tax contingencies which had previously expired, included in the “Change in tax contingencies” line in the table above.

Deferred tax assets and liabilities resulting from temporary differences as of January 2, 2021 and December 28, 2019 are as follows:

	January 2,	December 28,
(In thousands)	2021	2019
Deferred tax assets:
Employee benefits	$33,115	$17,087
Accrued workers' compensation	1,834	1,632
Allowance for doubtful accounts	1,688	10,870
Intangible assets	2,203	1,319
Restructuring	377	472
Deferred revenue	1,679	1,678
Stock warrants	1,896	—
Lease liabilities	87,606	85,005
Accrued insurance	964	1,007
Federal net operating loss carryforwards (a)	—	2,332
Federal credits	—	851
State net operating loss carryforwards (a)	6,175	4,498
All other	2,481	4,472
Total deferred tax assets	140,018	131,223

Deferred tax liabilities:
Property and equipment	47,472	45,136
Lease assets	77,673	73,191
Inventory	33,531	33,739
Goodwill	26,025	21,404
All other	1,045	864
Total deferred tax liabilities	185,746	174,334
Net deferred tax liability	$45,728	$43,111
(a)	As of January 2, 2021, the Company’s state net operating loss carryforwards in various taxing jurisdictions expire in tax years 2021 through 2040 if not utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2020	2019
Balance at beginning of year	$1,425	$1,477
Gross increases - tax positions taken in prior years	910	71
Gross decreases - tax positions taken in prior years	(1,000)	(125)
Gross increases - tax positions taken in current year	—	850
Lapsed statutes of limitations	(18)	(848)
Balance at end of year	$1,317	$1,425

Unrecognized tax benefits of $0.2 million are set to expire prior to January 1, 2022. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amount recognized due to a lapse in the statute of limitations that reduced the Company’s effective income tax rate in 2020 and 2019 was immaterial in both years. The amount of unrecognized tax benefits, including interest and penalties, that would reduce the Company’s effective income tax rate if recognized in future periods was $1.1 million as of January 2, 2021.

SpartanNash or its subsidiaries file income tax returns with federal, state and local tax authorities within the United States. With few exceptions, SpartanNash is no longer subject to examinations by U.S. federal tax authorities for fiscal years before the year ended January 3, 2015, and state or local tax authorities for fiscal years before the year ended December 31, 2016.

Note 14 – Share-Based Payments

Share-Based Payments to Employees

The Company previously sponsored a shareholder-approved stock incentive plan (the “2015 Plan”) that provided for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards to directors, officers and other key associates. On May 20, 2020, the Company’s shareholders approved a new stock incentive plan (“the 2020 Plan”). The 2020 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, dividend equivalent rights, and other stock-based and stock-related awards to directors, employees, or contractors of the Company, as determined by the Compensation Committee of the Board of Directors. The 2020 Plan provided for 1,635,000 newly reserved shares plus the 736,578 shares previously available for grant under the 2015 Plan. Holders of restricted stock and stock awards are entitled to participate in dividends, payable upon the vesting of the underlying awards. As of January 2, 2021, a total of 2,205,034 shares remained unissued under the 2020 Plan. All outstanding unvested shares of restricted stock vest immediately upon a “Change in Control,” as defined by the Plan.

There was no stock option activity in 2020. The following table summarizes stock option activity for 2019 and 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic Value
	Under Options	Price	Life Years	(in thousands)
Options outstanding and exercisable at December 30, 2017	47,928	$16.52	1.07	$487
Exercised	(20,476)	13.87		1,043
Cancelled/Expired	(14,400)	22.69
Options outstanding and exercisable at December 29, 2018	13,052	13.87	0.37	39
Exercised	(13,052)	13.87		51
Options outstanding and exercisable at December 28, 2019	—	$—	—	$—

Restricted shares awarded to associates vest ratably over a four-year service period and over one year for grants to members of the Board of Directors. Awards are subject to forfeiture and certain transfer restrictions prior to vesting. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the required service period.

The following table summarizes restricted stock activity for 2020, 2019 and 2018:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Outstanding and nonvested at December 30, 2017	613,744	$30.32
Granted	482,572	17.00
Vested	(260,644)	28.89
Forfeited	(12,853)	23.52
Outstanding and nonvested at December 29, 2018	822,819	23.07
Granted	488,063	17.84
Vested	(346,721)	23.47
Forfeited	(35,428)	20.11
Outstanding and nonvested at December 28, 2019	928,733	20.28
Granted	521,566	15.96
Vested	(396,219)	21.65
Forfeited	(80,132)	16.48
Outstanding and nonvested at January 2, 2021	973,948	$17.72

The total fair value of shares vested was $5.3 million, $6.2 million and $4.8 million in 2020, 2019 and 2018, respectively.

Share-based payment expense recognized and included in “Selling, general and administrative expenses” in the consolidated statements of earnings, and related tax benefits were as follows:

	2020	2019	2018
(In thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Restricted stock	$6,299	$7,312	$7,646
Tax benefits	(839)	(1,303)	(2,242)
Stock-based compensation expense, net of tax	$5,460	$6,009	$5,404

As of January 2, 2021, total unrecognized compensation cost related to non-vested restricted stock awards granted under the stock incentive plan was $5.7 million. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.5 years.

The Company recognized tax deductions of $5.9 million, $7.2 million and $5.6 million related to the exercise of stock options and the vesting of restricted stock in 2020, 2019 and 2018, respectively.

The Company sponsors a stock bonus plan covering 300,000 shares of SpartanNash common stock. Under the provisions of this plan, certain officers and key associates may elect to receive a portion of their annual bonus in common stock rather than cash, which will be issued at 120% of cash value. After the shares are issued, the holder is not able to sell or otherwise transfer the shares until the end of the holding period, which is currently 24 months. Compensation expense is recorded based upon the market price of the stock as of the measurement date. During 2018, an additional 45,000 shares were authorized to be granted from the stock bonus plan. 3,443 shares were issued in 2019 and 8,087 shares were issued in 2020 leaving 33,470 shares remaining unissued under the stock bonus plan as of January 2, 2021.

The Company also sponsors an associate stock purchase plan covering 200,000 shares of SpartanNash common stock. The plan enables associates of the Company to purchase shares at 95% of the fair market value. As of January 2, 2021, a total of 161,674 shares had been issued under the plan.

Stock Warrants

On October 7, 2020, in connection with its entry into a commercial agreement with Amazon.com, Inc. (“Amazon”), the Company issued Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon, warrants to acquire up to an aggregate of 5,437,272 shares of the Company’s common stock (the “Warrants”), subject to certain vesting conditions. Warrants equivalent to 2.5% of the Company’s outstanding and issuable shares, or 1,087,455 shares, vested upon the signing of the commercial agreement, and had a grant date fair value of $5.51 per share. Warrants equivalent to up to 10.0% of the Company’s outstanding and issuable shares, or 4,349,817 shares, may vest in connection with conditions defined by the terms of the Warrant, as Amazon makes payments to the Company in connection with the commercial supply agreement, in increments of $200 million, and had a grant date fair value of $5.33 per share. Upon vesting, shares may be acquired at an exercise price of $17.7257. The warrants contain customary anti-dilution, down-round and change-in-control provisions. The right to purchase shares in connection with the Warrant expires on October 7, 2027.

Non-cash share-based payment expense associated with the stock warrants is recognized as vesting conditions are achieved, based on the grant date fair value of the warrants. The fair value of the stock warrants was determined as of the grant date in accordance with ASC 718, Compensation – Stock Compensation, using the binomial lattice pricing model (the “lattice model”). The lattice model is based, in part, upon assumptions for which management is required to use judgment. The assumptions made for purposes of estimating fair value under the lattice model for the Warrants were as follows:

	Selected Assumption	Methodology
Risk free interest rate	0.56%	Derived from the Constant Maturity Treasury Rate with maturity matching time to expiration of the Warrants
Volatility	47.00%	Based on historical equity volatility of Company stock over a period matching the assumed warrants term
Dividend yield	4.57%	Based on the historical dividends paid by the Company

The warrant shares which vested upon signing the commercial agreement have a contractual term of 7 years, whereas the warrant shares which vest upon payments made to the Company in connection with the commercial supply agreement have an estimated weighted average term of 3.6 years.

The following table summarizes stock warrant activity for 2020:

Warrants
Outstanding and nonvested at December 28, 2019	—
Granted	5,437,272
Vested	(1,087,455)
Outstanding and nonvested at January 2, 2021	4,349,817

Share-based payment expense recognized, included as a reduction of “Net sales” in the consolidated statements of earnings, and related tax benefits were as follows:

2020
(In thousands)	(53 Weeks)
Warrants expense	$6,549
Tax benefits	(2,051)
Stock-based compensation expense, net of tax	$4,498

As of January 2, 2021, total unrecognized cost related to non-vested warrants was $22.6 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 6.8 years. Warrants representing 1,087,455 shares are vested and exercisable. The warrants had no intrinsic value as of January 2, 2021.

Note 15 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	2020	2019	2018
(In thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Non-cash investing activities:
Capital expenditures included in accounts payable	$15,984	$16,111	$4,564
Non-cash acquisition	—	5,363	—
Non-cash financing activities:
Dividends declared but unpaid	99	6,907	—
Other supplemental cash flow information:
Cash paid for interest	18,448	33,236	28,138
Income tax payments (refunds)	18,717	(9,680)	139

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

The Company’s Food Distribution segment, which operates 12 distribution centers, supplies grocery products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmacy primarily to a diverse group of independent and chain retailers, food service distributors and the Company’s corporate owned retail stores. The Company’s Food Distribution customer base is diverse. Sales to one customer in the Food Distribution segment represented over 15% of consolidated net sales for 2020, 2019 and 2018. No other single customer exceeded 10% of consolidated net sales in any of the years presented. The Company also offers certain value-added services (e.g., accounting, payroll, marketing, etc.) to its independent retail customers. These services are not material to the Company’s financial statements. Sales to independent retailers and inter-segment sales are recorded based upon either a “cost plus” model or a “variable mark-up” model, depending on the commodity and servicing distribution center. To supply its wholesale customers, the Company operates a fleet of tractors, conventional trailers and refrigerated trailers and also provides managed freight solutions.

The Military segment contracts with manufacturers and brokers to distribute a wide variety of grocery products, including dry groceries, beverages, meat, and frozen foods, primarily to U.S. military commissaries and exchanges from its 7 distribution centers, two of which are also utilized by the Food Distribution segment. The contracts typically specify the commissaries and exchanges to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms. The Company is also the DeCA exclusive worldwide supplier of private brand grocery and related products to U.S. military commissaries. The Company procures the grocery and related products from various manufacturers, and upon receiving customer orders from DeCA, either delivers the products to the U.S. military commissaries itself or partners with a third party, Coastal Pacific Food Distributors, to deliver the products on its behalf.

The Retail segment operated 156 corporate owned retail stores and 37 fuel centers, predominantly in the Midwest region, as of January 2, 2021. The Company’s retail stores typically offer dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products and health and beauty care products. The Company also offered pharmacy services in 97 of its corporate owned retail stores as of January 2, 2021.

Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

The following tables set forth information about the Company by reporting segment:

	Food
(In thousands)	Distribution	Retail	Military	Total
2020 (53 Weeks)
Net sales to external customers	$4,577,178	$2,637,917	$2,133,390	$9,348,485
Inter-segment sales	1,125,112	359	—	1,125,471
Merger/acquisition and integration	—	421	—	421
Restructuring, asset impairment and other charges	21,085	3,313	—	24,398
Depreciation and amortization	32,289	45,199	12,388	89,876
Operating earnings (loss)	45,962	66,359	(9,915)	102,406
Capital expenditures	25,055	33,894	8,349	67,298

2019 (52 Weeks)
Net sales to external customers	$3,982,609	$2,381,349	$2,172,107	$8,536,065
Inter-segment sales	976,372	—	—	976,372
Merger/acquisition and integration	(122)	1,559	—	1,437
Restructuring, asset impairment and other charges (gains)	14,844	(1,794)	—	13,050
Depreciation and amortization	33,396	43,171	11,834	88,401
Operating earnings (loss)	47,416	18,842	(9,316)	56,942
Capital expenditures	28,385	40,135	6,295	74,815

2018 (52 Weeks)
Net sales to external customers	$3,991,450	$1,906,259	$2,166,843	$8,064,552
Inter-segment sales	842,934	—	—	842,934
Merger/acquisition and integration	3,581	1,352	4	4,937
Restructuring, asset impairment and other charges (gains)	33,056	5,291	(801)	37,546
Depreciation and amortization	32,073	38,812	11,968	82,853
Operating earnings	48,752	16,113	5,647	70,512
Capital expenditures	33,271	34,694	3,530	71,495

			January 2,	December 28,
(In thousands)			2021	2019
Total Assets
Food Distribution			$1,112,961	$1,087,307
Retail			763,876	794,413
Military			400,554	390,799
Discontinued operations			—	3,090
Total			$2,277,391	$2,275,609

Note 17 – Quarterly Financial Information (Unaudited)

Earnings per share amounts for each quarter are required to be computed independently and may not sum to the amount computed for the total year.

	2020
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands, except per share amounts)	(53 Weeks)	(13 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Net sales	$9,348,485	$2,247,112	$2,060,816	$2,184,101	$2,856,456
Gross profit	1,424,965	338,202	324,822	338,374	423,567
Restructuring, asset impairment and other charges	24,398	3,943	6,543	3,675	10,237
Earnings before income taxes	85,364	14,030	25,516	30,385	15,433
Net earnings	$75,914	$12,093	$19,952	$28,467	$15,402
Earnings from continuing operations per share:
Basic	$2.12	$0.34	$0.56	$0.80	$0.43
Diluted	2.12	0.34	0.56	0.80	0.43
Net earnings per share:
Basic	$2.12	$0.34	$0.56	$0.80	$0.43
Diluted	2.12	0.34	0.56	0.80	0.43
Dividends	$27,701	$6,905	$6,901	$6,898	$6,997

	2019
	Full Year	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In thousands, except per share amounts)	(52 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)
Net sales	$8,536,065	$1,997,953	$1,999,808	$1,995,929	$2,542,375
Gross profit	1,243,830	286,733	290,361	289,007	377,729
Merger/acquisition and integration	1,437	73	—	582	782
Restructuring, asset impairment and other charges (gains)	13,050	2,835	1,296	14,581	(5,662)
Postretirement benefit expense	19,803	126	10,221	8,821	635
Earnings (loss) before income taxes and discontinued operations	3,575	5,104	(1,966)	(9,708)	10,145
Earnings (loss) from continuing operations	5,917	5,473	(310)	(6,767)	7,521
Loss from discontinued operations, net of taxes	(175)	(49)	(27)	(47)	(52)
Net earnings (loss)	$5,742	$5,424	$(337)	$(6,814)	$7,469
Earnings (loss) from continuing operations per share:
Basic	$0.16	$0.15	$(0.01)	$(0.19)	$0.21
Diluted	0.16	0.15	(0.01)	(0.19)	0.21
Net earnings (loss) per share:
Basic	$0.16	$0.15	$(0.01)	$(0.19)	$0.21
Diluted	0.16	0.15	(0.01)	(0.19)	0.21
Dividends	$27,616	$6,907	$6,905	$6,902	$6,902

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of January 2, 2021 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and CAO, concluded that SpartanNash’s disclosure controls and procedures were effective to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of SpartanNash Company, including its CEO, CFO and CAO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. SpartanNash Company’s internal controls were designed by, or under the supervision of, the CEO, CFO and CAO, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of SpartanNash Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of SpartanNash Company are being made only in accordance with authorizations of management and directors of SpartanNash Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SpartanNash Company’s assets that could have a material effect on the financial statements.

Management of SpartanNash Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that SpartanNash Company’s internal control over financial reporting was effective as of January 2, 2021.

The independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of January 2, 2021 as stated in their report on the following page.

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

To the Board of Directors and shareholders of

SpartanNash Company and subsidiaries

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SpartanNash Company and subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 2, 2021, of the Company and our report dated March 3, 2021, expressed an unqualified opinion on those financial statements.

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

March 3, 2021

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is here incorporated by reference from the sections titled “The Board of Directors,” “SpartanNash’s Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance Principles,” and “Transactions with Related Persons” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2021.

Item 11.  Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the section titled “Ownership of SpartanNash Stock” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2021.

The following table provides information about SpartanNash’s equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2021.

EQUITY COMPENSATION PLANS

			Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (1))
Plan Category	(1)	(2)	(3)
Equity compensation Plans approved by security holders (a)	—	—	2,205,034
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	—	—	2,205,034

(a)

Consists of the Stock Incentive Plan of 2020. The numbers of shares reflected in column (3) in the table above with respect to the Stock Incentive Plan of 2020 represent shares that may be issued other than upon the exercise of an option, warrant or right. The plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in SpartanNash’s capitalization.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and the table captioned “Board of Directors Committee Membership” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2021.

Item 14.  Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2021.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP dated March 3, 2021

Consolidated Balance Sheets at January 2, 2021 and December 28, 2019

Consolidated Statements of Earnings for the years ended January 2, 2021, December 28, 2019 and December 29, 2018

Consolidated Statements of Comprehensive Income for the years ended January 2, 2021, December 28, 2019 and December 29, 2018

Consolidated Statements of Shareholders’ Equity for the years ended January 2, 2021, December 28, 2019 and December 29, 2018

Consolidated Statements of Cash Flows for the years ended January 2, 2021, December 28, 2019 and December 29, 2018

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

10.8*	Form of 2020 Long-Term Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 18, 2020. Incorporated herein by reference.

10.9*	Form of 2020 Annual Cash Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 18, 2020. Incorporated herein by reference.

10.10*	Form of 2019 Long-Term Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 20, 2019. Incorporated herein by reference.

10.11*	Form of 2019 Annual Cash Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 20, 2019. Incorporated herein by reference.

10.12*	Form of 2018 Long-Term Cash Incentive Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 21, 2018. Incorporated herein by reference.

Exhibit Number	Document

10.13*

Form of 2017 Long-Term Executive Incentive Plan Award. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2017. Incorporated herein by reference.

10.14*	SpartanNash Company Stock Incentive Plan of 2020. Previously filed as an exhibit to the Company’s Form S-8 filed on May 29, 2020. Incorporated herein by reference.

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

10.18*

Form of Restricted Stock Award to Executive Officers. Previously filed as an exhibit to SpartanNash Company’s Quarterly Report on Form 10-Q for the quarter ending April 18, 2020. Incorporated herein by reference.

10.19*

Form of Restricted Stock Award to Non-Employee Directors. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending April 18, 2020. Incorporated herein by reference.

10.20*

Form of Restricted Stock Award to Senior Leadership Team. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending July 11, 2020. Incorporated herein by reference.

10.21*	Form of Restricted Stock Award to Associates.

10.22*	Form of Restricted Stock Award to Interim CEO.

10.23*	Form of Restricted Stock Award to Corporate Counsel.

10.24*

Form of Executive Employment Agreement between SpartanNash Company and certain executive officers. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 28, 2019. Incorporated herein by reference.

10.25*

Form of Executive Severance Agreement between SpartanNash Company and certain executive officers, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017. Incorporated herein by reference.

10.26*

Form of Executive Severance Agreement between SpartanNash Company and certain executive officers. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017. Incorporated herein by reference.

10.27*	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 2016. Incorporated herein by reference.

10.28*

Executive Employment Agreement between SpartanNash Company and Tony Sarsam. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2020. Incorporated herein by reference.

10.29*	Retention Bonus Agreement between SpartanNash Company and Senior Leadership.

10.30

Transaction Agreement, by and between SpartanNash and Amazon.com NV Investments Holdings LLC, dated as of October 7, 2020. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 8, 2020. Incorporated herein by reference.

10.31

Warrant to Purchase Common Stock of SpartanNash Company, by and between SpartanNash Company and Amazon.com NV Investment Holdings LLC, dated as of October 7, 2020. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 8, 2020. Incorporated herein by reference.

21	Subsidiaries of SpartanNash Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

Exhibit Number	Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 2, 2021, has been formatted in Inline XBRL.

*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SpartanNash Company (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)

Date: March 3, 2021	By	/s/ Tony B. Sarsam
Tony B. Sarsam President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SpartanNash Company and in the capacities and on the dates indicated.

March 3, 2021	By	*
M. Shân Atkins Director

March 3, 2021	By	*
Dennis Eidson Chairman of the Board

March 3, 2021	By	*
Dr. Frank M. Gambino Director

March 3, 2021	By	*
Douglas A. Hacker Director

March 3, 2021	By	*
Yvonne R. Jackson Director

March 3, 2021	By	*
Matthew Mannelly Director

March 3, 2021	By	*
Elizabeth A. Nickels Director

March 3, 2021	By	*
Hawthorne Proctor Director

March 3, 2021	By	*
William R. Voss Director

March 3, 2021	By	/s/ Tony B. Sarsam
Tony B. Sarsam President and Chief Executive Officer
(Principal Executive Officer)

March 3, 2021	By	/s/ Mark E. Shamber
Mark E. Shamber Executive Vice President and Chief Financial Officer (Principal Financial Officer)

March 3, 2021	By	/s/ Tammy R. Hurley
Tammy R. Hurley Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

March 3, 2021	*By	/s/ Mark E. Shamber
Mark E. Shamber Attorney-in-Fact