Form 10-Q
period 2021-04-24
SpartanNash Co
filed 2021-06-03
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 24, 2021.

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

As of June 1, 2021, the registrant had 36,240,142 outstanding shares of common stock, no par value.

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

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021 and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. These risks and uncertainties include disruptions associated with the COVID-19 pandemic, general business conditions, changes in overall economic conditions that impact consumer spending, the Company’s ability to integrate acquired assets, the impact of competition and other factors which are often beyond the control of the Company, and other risks listed in the “Risk Factors” discussions in Items 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, and risks and uncertainties not presently known to the Company or that the Company currently deems immaterial.

This section and the discussions contained in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021 and in Part I, Item 2 “Critical Accounting Policies” of this Quarterly Report on Form 10-Q, are intended to provide meaningful cautionary statements for purposes of the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all the economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur, or information obtained after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	April 24,	January 2,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$23,292	$19,903
Accounts and notes receivable, net	346,725	357,564
Inventories, net	602,565	541,785
Prepaid expenses and other current assets	64,474	72,229
Property and equipment held for sale	1,948	23,259
Total current assets	1,039,004	1,014,740

Property and equipment, net	564,965	577,059
Goodwill	181,035	181,035
Intangible assets, net	114,538	116,142
Operating lease assets	276,811	289,173
Other assets, net	99,213	99,242

Total assets	$2,275,566	$2,277,391

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$441,772	$464,784
Accrued payroll and benefits	79,245	113,789
Other accrued expenses	58,097	60,060
Current portion of operating lease liabilities	44,898	45,786
Current portion of long-term debt and finance lease liabilities	4,996	5,135
Total current liabilities	629,008	689,554

Long-term liabilities
Deferred income taxes	56,696	45,728
Operating lease liabilities	266,842	278,859
Other long-term liabilities	50,432	46,892
Long-term debt and finance lease liabilities	522,068	481,309
Total long-term liabilities	896,038	852,788

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 36,266 and 35,851 shares outstanding	494,955	491,819
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(2,219)	(2,276)
Retained earnings	257,784	245,506
Total shareholders’ equity	750,520	735,049

Total liabilities and shareholders’ equity	$2,275,566	$2,277,391

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	16 Weeks Ended
	April 24, 2021	April 18, 2020
Net sales	$2,657,799	$2,856,456
Cost of sales	2,239,769	2,432,889
Gross profit	418,030	423,567

Operating expenses
Selling, general and administrative	387,937	391,300
Acquisition and integration	59	—
Restructuring and asset impairment, net	(161)	10,237
Total operating expenses	387,835	401,537

Operating earnings	30,195	22,030

Other expenses and (income)
Interest expense	4,589	7,638
Other, net	(266)	(1,041)
Total other expenses, net	4,323	6,597

Earnings before income taxes	25,872	15,433
Income tax expense	6,356	31
Net earnings	$19,516	$15,402

Basic net earnings per share:	$0.55	$0.43

Diluted net earnings per share:	$0.54	$0.43

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	16 Weeks Ended
	April 24, 2021	April 18, 2020
Net earnings	$19,516	$15,402

Other comprehensive income, before tax
Postretirement liability adjustment	76	106

Income tax expense related to items of other comprehensive income	(19)	(26)

Total other comprehensive income, after tax	57	80
Comprehensive income	$19,573	$15,482

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Loss	Earnings	Total
Balance at January 2, 2021	35,851	$491,819	$(2,276)	$245,506	$735,049
Net earnings	—	—	—	19,516	19,516
Other comprehensive income	—	—	57	—	57
Dividends - $0.20 per share	—	—	—	(7,238)	(7,238)
Stock-based employee compensation	—	4,185	—	—	4,185
Stock warrant	—	645	—	—	645
Issuances of common stock for stock bonus plan and associate stock purchase plan	21	385	—	—	385
Issuance of restricted stock	523	—	—	—	—
Cancellations of stock-based awards	(129)	(2,079)	—	—	(2,079)
Balance at April 24, 2021	36,266	$494,955	$(2,219)	$257,784	$750,520

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Loss	Earnings	Total
Balance at December 28, 2019	36,351	$490,233	$(1,600)	$198,905	$687,538
Impact of adoption of ASU 2016-13 (Note 2)	—	—	—	(1,612)	(1,612)
Net earnings	—	—	—	15,402	15,402
Other comprehensive income	—	—	80	—	80
Dividends - $0.1925 per share	—	—	—	(6,997)	(6,997)
Share repurchase	(861)	(10,000)	—	—	(10,000)
Stock-based employee compensation	—	2,342	—	—	2,342
Issuances of common stock for stock bonus plan and associate stock purchase plan	21	291	—	—	291
Issuance of restricted stock	293	—	—	—	—
Cancellations of stock-based awards	(122)	(1,352)	—	—	(1,352)
Balance at April 18, 2020	35,682	$481,514	$(1,520)	$205,698	$685,692

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	16 Weeks Ended
	April 24, 2021	April 18, 2020
Cash flows from operating activities
Net earnings	$19,516	$15,402
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	(345)	9,425
Depreciation and amortization	28,091	28,029
Non-cash rent	(944)	(1,823)
LIFO expense	1,655	1,583
Postretirement benefits expense (income)	960	(224)
Deferred taxes on income	10,967	3,068
Stock-based compensation expense	4,185	2,342
Stock warrant	645	—
(Gain) loss on disposals of assets	(182)	3,911
Other operating activities	468	376
Changes in operating assets and liabilities:
Accounts receivable	11,077	(73,854)
Inventories	(62,435)	18,957
Prepaid expenses and other assets	(3,972)	(5,725)
Accounts payable	(15,539)	122,168
Accrued payroll and benefits	(34,130)	11,569
Income taxes	7,251	(3,862)
Other accrued expenses and other liabilities	954	(2,046)
Net cash (used in) provided by operating activities	(31,778)	129,296
Cash flows from investing activities
Purchases of property and equipment	(22,124)	(17,893)
Net proceeds from the sale of assets	25,826	3,609
Loans to customers	(130)	(612)
Payments from customers on loans	693	946
Other investing activities	(8)	(1)
Net cash provided by (used in) investing activities	4,257	(13,951)
Cash flows from financing activities
Proceeds from senior secured credit facility	484,142	332,155
Payments on senior secured credit facility	(442,559)	(423,142)
Repayment of other long-term debt and finance lease liabilities	(1,514)	(1,957)
Share repurchase	—	(10,000)
Net payments related to stock-based award activities	(2,079)	(1,352)
Dividends paid	(7,119)	(13,904)
Other financing activities	39	(62)
Net cash provided by (used in) financing activities	30,910	(118,262)

Net increase (decrease) in cash and cash equivalents	3,389	(2,917)
Cash and cash equivalents at beginning of period	19,903	24,172
Cash and cash equivalents at end of period	$23,292	$21,255

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or “the Company”). Intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021.

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of April 24, 2021, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the first quarters of 2021 and 2020 include the results of operations of the Company for the 16-week periods ended April 24, 2021 and April 18, 2020, respectively.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”. The ASU changed the impairment model for most financial assets and certain other instruments. The standard requires entities to use a forward-looking “expected loss” model that replaces the previous “incurred loss” model, which generally results in earlier recognition of credit losses.

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

The adoption of the standard resulted in a transition adjustment to 2020 beginning of the year retained earnings of $2.2 million (gross of the deferred tax impact of $0.6 million). The transition adjustment relates to incremental trade and notes receivable allowances due to the earlier recognition of expected losses under the new standard of $1.9 million and $0.3 million, respectively.

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	16 Weeks Ended April 24, 2021
(In thousands)	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$451,777	$288,718	$282,062	$1,022,557
Fresh (b)	447,208	283,035	169,692	899,935
Non-food (c)	402,695	128,136	129,057	659,888
Fuel	—	39,181	—	39,181
Other	32,402	374	3,462	36,238
Total	$1,334,082	$739,444	$584,273	$2,657,799
Type of customers:
Individuals	$—	$739,293	$—	$739,293
Manufacturers, brokers and distributors	18,212	—	544,384	562,596
Retailers	1,300,960	—	36,427	1,337,387
Other	14,910	151	3,462	18,523
Total	$1,334,082	$739,444	$584,273	$2,657,799

	16 Weeks Ended April 18, 2020
(In thousands)	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$451,321	$328,326	$340,296	$1,119,943
Fresh (b)	467,663	295,003	195,667	958,333
Non-food (c)	424,312	125,845	166,321	716,478
Fuel	—	33,000	—	33,000
Other	26,199	394	2,109	28,702
Total	$1,369,495	$782,568	$704,393	$2,856,456
Type of customers:
Individuals	$—	$782,333	$—	$782,333
Manufacturers, brokers and distributors	38,522	—	658,940	697,462
Retailers	1,309,422	—	43,344	1,352,766
Other	21,551	235	2,109	23,895
Total	$1,369,495	$782,568	$704,393	$2,856,456

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

For volume-based arrangements, the Company estimates the amount of the advanced funds earned by the retailers based on the expected volume of purchases by the retailer, and amortizes the advances as a reduction of the transaction price and revenue earned. These advances are not considered contract assets under ASC 606 as they are not generated through the transfer of goods or services to the retailers. These advances are included in Other assets, net within the condensed consolidated balance sheets.

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

Allowance for Doubtful Accounts

Changes to the balance of the allowance for doubtful accounts were as follows:

	Allowance for Doubtful Accounts
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 2, 2021	$6,232	$371	$6,603
Changes in credit loss estimates	(78)	—	(78)
Write-offs charged against the allowance	(281)	—	(281)
Balance at April 24, 2021	$5,873	$371	$6,244

	Allowance for Doubtful Accounts
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 28, 2019	$2,739	$233	$2,972
Impact of adoption of new credit loss standard (ASU 2016-13)	1,911	259	2,170
Changes in credit loss estimates	365	—	365
Write-offs charged against the allowance	(249)	—	(249)
Balance at April 18, 2020	$4,766	$492	$5,258

Note 4 – Goodwill and Other Intangible Assets

The Company has three reporting units; however, no goodwill exists within the Retail or Military reporting units. The carrying amount of goodwill recorded within the Food Distribution reporting unit was $181.0 million as of April 24, 2021 and January 2, 2021.

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and licenses for the sale of alcoholic beverages. The carrying amount of indefinite-lived intangible assets was $67.6 million as of April 24, 2021 and January 2, 2021.

The Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, during the fourth quarter of each year, and more frequently if circumstances indicate impairment is probable. Such circumstances did not arise in the current fiscal year. Testing goodwill and other indefinite-lived intangible assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or the Company’s stock price and market capitalization.

Note 5 – Restructuring and Asset Impairment

The following table provides the activity of reserves for closed properties for the 16-week period ended April 24, 2021. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Reserves for Closed Properties
	Lease
	Ancillary
(In thousands)	Costs	Severance	Total
Balance at January 2, 2021	$3,349	$114	$3,463
Provision for closing charges	583	—	583
Provision for severance	—	84	84
Changes in estimates	(59)	—	(59)
Accretion expense	31	—	31
Payments	(383)	(123)	(506)
Balance at April 24, 2021	$3,521	$75	$3,596

Restructuring and asset impairment, net in the condensed consolidated statements of earnings consisted of the following:

	16 Weeks Ended
	April 24,	April 18,
(In thousands)	2021	2020
Asset impairment charges (a)	$756	$6,733
Provision for closing charges	583	325
Gain on sales of assets related to closed facilities (b)	(1,860)	(90)
Provision for severance (c)	84	2,198
Other costs associated with site closures (d)	335	1,003
Changes in estimates	(59)	68
Total	$(161)	$10,237

(a)  Asset impairment charges in the current year were incurred in the Retail segment and relate to current year store closures and previously closed locations. In the prior year, charges primarily relate to the exit of the Fresh Cut business within the Food Distribution segment.

(b)  Gain on sales of assets in the current year primarily relates to sales of pharmacy customer lists related to store closings in the Retail segment.

(c)  Severance in the prior year was related to the exit of the Fresh Cut business.

(d)  Other costs in the current year primarily relate to store closings. In the prior year, other costs primarily relate to the Fresh Cut business and store closings.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6. In the current year, assets with a book value of $2.6 million were measured at a fair value of $1.8 million, resulting in impairment charges of $0.8 million. In the prior year, in connection primarily with the Company’s exit of the Fresh Cut operations long-lived assets with a book value of $29.1 million were measured at a fair value of $22.4 million, resulting in impairment charges of $6.7 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. Assets classified as held for sale in the condensed consolidated balance sheet are valued at the expected net proceeds. The Fresh Kitchen facility, which was classified as held for sale as of January 2, 2021, was sold in the first quarter of 2021 and the Company received proceeds totaling $20.5 million.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. See Notes 4 and 5 for discussion of the fair value measurements related to long- or indefinite-lived asset impairment charges. At April 24, 2021 and January 2, 2021 the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	April 24,	January 2,
(In thousands)	2021	2021
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$4,996	$5,135
Long-term debt and finance lease liabilities	525,652	485,381
Total book value of debt instruments	530,648	490,516
Fair value of debt instruments, excluding debt financing costs	535,728	497,941
Excess of fair value over book value	$5,080	$7,425

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

The Company contributes to the Central States Southeast and Southwest Pension Fund (“Central States Plan” or “the Plan”), a multi-employer pension plan, based on obligations arising from its collective bargaining agreements. Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in the Plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to the Plan, it is difficult to accurately determine the amount of the underfunding. Management is not aware of any significant change in funding levels since January 2, 2021. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

On March 10, 2021, the United States Congress passed the American Rescue Plan Act of 2021 (the “Act”), which provides financial relief to failing multiemployer pension plans. The Central States Plan is expected to apply and qualify for relief under the Act. While the Pension Benefit Guaranty Corporation has yet to issue guidance and regulations related to the Act, the legislation is designed to fund the obligations of qualified plans for the next 30 years. The legislation would alleviate the risk of insolvency of the Plan and related potential adverse impacts to the Company.

Note 8 – Associate Retirement Plans

During each of the 16- week periods ended April 24, 2021, and April 18, 2020, the Company recognized net periodic postretirement benefit costs of $0.2 million related to the SpartanNash Retiree Medical Plan (“Retiree Medical Plan”). In the prior year quarter, the Company realized a gain of $1.0 million related to a refund from the annuity provider associated with the final reconciliation of participant data of the terminated SpartanNash Company Pension Plan (“Pension Plan”). Substantially all of these amounts are included in “Other, net” in the condensed consolidated statements of earnings.

The Company expects to make total contributions of approximately $0.5 million in 2021 to the Retiree Medical Plan and has made $0.1 million in the year-to-date period. The Company’s retirement programs also include defined contribution plans providing contributory benefits, as well as executive compensation plans for a select group of management personnel and/or highly compensated associates.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company’s contributions during the 16-week periods ended April 24, 2021 and April 18, 2020 were $4.6 million, respectively. See Note 7 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 9 – Income Taxes

The effective income tax rate was 24.6% and 0.2% for the 16 weeks ended April 24, 2021 and April 18, 2020, respectively. The differences from the federal statutory rate in the current year were primarily due to state taxes, partially offset by federal tax credits. In the prior year, the difference from the federal statutory rate was primarily the result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and federal tax credits, partially offset by state taxes and stock-based compensation.

On March 27, 2020, the U.S. government enacted tax legislation to provide economic stimulus and support businesses and individuals during the COVID-19 pandemic, referred to as the CARES Act. In connection with the CARES Act, the Company recorded net discrete income tax benefits of $4.3 million in first quarter of 2020 associated with the additional deductibility of certain expenses combined with provisions which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act (“Tax Reform”), when the federal statutory income tax rate was 35%. Additional tax benefits of $5.0 million were recognized related to the CARES Act in the remainder of 2020. In the first quarter of 2021, the Company received tax refunds totaling $25.7 million related to the amended prior year returns.

Note 10 – Share-Based Payments

Share-Based Employee Awards

The Company sponsors shareholder-approved stock incentive plans that provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance shares, performance share units, dividend equivalent rights, and other stock-based and stock-related awards to directors, officers and other key associates.

Share-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	16 Weeks Ended
(In thousands)	April 24, 2021	April 18, 2020
Restricted stock expense	$4,185	$2,342
Income tax (benefit) expense	(979)	224
Restricted stock expense, net of tax	$3,206	$2,566

The following table summarizes activity in the stock incentive plans for the 16 weeks ended April 24, 2021:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Awards	Fair Value
Outstanding at January 2, 2021	973,948	$17.72
Granted	522,975	18.83
Vested	(314,105)	19.32
Cancelled/Forfeited	(15,774)	15.89
Outstanding at April 24, 2021	1,167,044	$17.82

As of April 24, 2021, total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock incentive plans is $11.1 million and is expected to be recognized over a weighted average period of 2.6 years.

Stock Warrant

On October 7, 2020, in connection with its entry into a commercial agreement with Amazon.com, Inc. (“Amazon”), the Company issued Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon, a warrant to acquire up to an aggregate of 5,437,272 shares of the Company’s common stock (the “Warrant”), subject to certain vesting conditions. Warrant shares equivalent to 2.5% of the Company’s outstanding and issuable shares, or 1,087,455 shares, vested upon the signing of the commercial agreement, and had a grant date fair value of $5.51 per share. Warrant shares equivalent to up to 10.0% of the Company’s outstanding and issuable shares, or 4,349,817 shares, may vest in connection with conditions defined by the terms of the Warrant, as Amazon makes payments to the Company in connection with the commercial supply agreement, in increments of $200 million, and had a grant date fair value of $5.33 per share. Upon vesting, shares may be acquired at an exercise price of $17.7257. The right to purchase shares in connection with the Warrant expires on October 7, 2027.

Share-based payment expense recognized as a reduction of “Net sales” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	16 Weeks Ended
(In thousands)	April 24, 2021	April 18, 2020
Warrant expense	$645	$—
Tax benefits	(57)	—
Warrant expense, net of tax	$588	$—

The following table summarizes stock warrant activity for the 16 weeks ended April 24, 2021:

Warrant
Outstanding and nonvested at January 2, 2021	4,349,817
Vested	108,746
Outstanding and nonvested at April 24, 2021	4,241,071

As of April 24, 2021, total unrecognized cost related to non-vested warrant shares was $22.0 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 6.5 years. Additionally, 1,196,201 warrant shares are vested and exercisable. As of April 24, 2021, nonvested warrant shares had an intrinsic value of $8.2 million, and vested warrant shares had an intrinsic value of $2.3 million.

Note 11 – Earnings Per Share

Outstanding nonvested restricted stock awards under the 2015 Stock Incentive Plan contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. Awards under the 2020 Stock Incentive Plan do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities. Weighted average restricted stock awards totaling 151,000 shares were not included in the EPS calculations because they were anti-dilutive for the 16-week period ended April 24, 2021. There were no anti-dilutive awards in the first quarter of 2020. There were no stock warrants outstanding during the period ended April 18, 2020. The dilutive impact of both the restricted stock awards and warrants are presented below, as applicable. The following table sets forth the computation of basic and diluted net earnings per share:

	16 Weeks Ended
(In thousands, except per share amounts)	April 24, 2021	April 18, 2020
Numerator:
Net earnings	$19,516	$15,402
Adjustment for earnings attributable to participating securities	(426)	(385)
Net earnings used in calculating earnings per share	$19,090	$15,017
Denominator:
Weighted average shares outstanding, including participating securities	35,765	36,172
Adjustment for participating securities	(781)	(904)
Shares used in calculating basic earnings per share	34,984	35,268
Effect of dilutive restricted stock awards	25	—
Effect of dilutive stock warrant	86	—
Shares used in calculating diluted earnings per share	35,095	35,268
Basic earnings per share	$0.55	$0.43
Diluted earnings per share	$0.54	$0.43

Note 12 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	16 Weeks Ended
(In thousands)	April 24, 2021	April 18, 2020
Non-cash investing activities:
Capital expenditures included in accounts payable	$8,392	$4,643
Operating lease asset additions	424	12,749
Finance lease asset additions	62	1,192
Non-cash financing activities:
Dividends declared but unpaid	131	—
Recognition of operating lease liabilities	424	12,749
Recognition of finance lease liabilities	62	1,192
Other supplemental cash flow information:
Cash paid for interest	3,560	8,187

Note 13 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Retail	Military	Total
16 Weeks Ended April 24, 2021
Net sales to external customers	$1,334,082	$739,444	$584,273	$2,657,799
Inter-segment sales	310,631	173	—	310,804
Acquisition and integration	—	59	—	59
Restructuring and asset impairment	(18)	(143)	—	(161)
Depreciation and amortization	9,790	14,241	4,060	28,091
Operating earnings (loss)	21,146	14,192	(5,143)	30,195
Capital expenditures	9,956	9,135	3,033	22,124

16 Weeks Ended April 18, 2020
Net sales to external customers	$1,369,495	$782,568	$704,393	$2,856,456
Inter-segment sales	324,127	—	—	324,127
Restructuring and asset impairment	9,222	1,015	—	10,237
Depreciation and amortization	10,556	13,756	3,717	28,029
Operating earnings (loss)	11,390	12,645	(2,005)	22,030
Capital expenditures	7,019	9,594	1,280	17,893

	April 24,	January 2,
(In thousands)	2021	2021
Total Assets
Food Distribution	$1,129,685	$1,112,961
Retail	751,800	763,876
Military	394,081	400,554
Total	$2,275,566	$2,277,391

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Forward-Looking Statements,” which appears at the beginning of this report, and the information in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

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

As of the end of the first quarter, the Company’s Retail segment operated 154 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets, VG’s Grocery, D&W Fresh Market and Dan’s Supermarket. The Company also offered pharmacy services in 95 of its corporate owned retail stores and operated 36 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores. The Company’s Customer Growth strategy is focused on meeting changing customer needs and preferences through a data-based decision-making process, while also increasing customer satisfaction through quality, service and convenience.

The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Iraq, Kuwait, Bahrain, Qatar and Djibouti. The Company distributes grocery products to 160 military commissaries and over 400 exchanges and, together with its third-party partner, Coastal Pacific Food Distributors, represents the only delivery solution to service the Defense Commissary Agency (“DeCA”) worldwide. The Company is the exclusive worldwide supplier of private brand products to U.S. military commissaries, a partnership with DeCA which began in fiscal 2017.

All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. Fiscal 2020 contained 53 weeks; therefore, the fourth quarter of fiscal 2020 contained 13 weeks. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

The majority of the Company’s revenues are not seasonal in nature. However, in certain geographic areas, corporate retail stores and independent retail customers are dependent on tourism, and therefore, are affected by seasons and weather patterns.

2021 First Quarter Highlights

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

Key financial and operational highlights for the first quarter include the following:

•

Net sales decline of 7.0% to $2.66 billion from $2.86 billion in the prior year quarter, mainly due to cycling the prior year impacts of the COVID-19 pandemic. Food Distribution segment sales declined 2.6% compared to the prior year quarter and increased 14.1% compared to the first quarter of 2019. Retail comparable store sales declined 7.0% in the first quarter, however experienced growth of 9.3% on a two-year basis. In addition, the Company experienced growth in eCommerce sales of more than 8% compared to the prior year quarter, and growth of more than 180% compared to the first quarter of 2019.

•	The Company delivered significant improvements in margin across all of its business segments, resulting in a year-over-year increase in consolidated margin rates from 14.8% to 15.7%.
•

The Company made important additions to the executive leadership team during the quarter. These strategic appointments included an Executive Vice President and Chief Financial Officer, Jason Monaco; Senior Vice President and Chief Supply Chain Officer, Dave Petko; and Executive Vice President and Chief Strategy Officer, Masiar Tayebi. These additions reflect the Company’s investment in human capital and are critical to establishing the groundwork for executing strategic initiatives.

The Company has re-affirmed its full year fiscal 2021 outlook. While the Company is re-affirming net sales guidance for fiscal 2021, it now expects that Retail comparable sales will be negative 5.0% to 7.0% for 2021. Food Distribution sales are still expected to decline 1.0% to 3.0% in 2021, while Military Distribution sales are now expected to decline 6.0% to 10.0% in 2021.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales		Percentage Change
	16 Weeks Ended		16 Weeks Ended
	April 24, 2021	April 18, 2020	April 24, 2021
Net sales	100.0	100.0	(7.0)
Gross profit	15.7	14.8	(1.3)
Selling, general and administrative	14.6	13.7	(0.9)
Acquisition and integration	0.0	—	**
Restructuring charges and asset impairment, net	(0.0)	0.4	(101.6)
Operating earnings	1.1	0.8	37.1
Other expenses and (income)	0.2	0.2	(34.5)
Earnings before income taxes	1.0	0.5	67.6
Income tax expense	0.2	0.0	**
Net earnings	0.7	0.5	26.7

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	16 Weeks Ended
(In thousands)	April 24, 2021	April 18, 2020	Variance
Food Distribution	$1,334,082	$1,369,495	$(35,413)
Retail	739,444	782,568	(43,124)
Military	584,273	704,393	(120,120)
Total net sales	$2,657,799	$2,856,456	$(198,657)

Net sales for the quarter ended April 24, 2021 (the “first quarter”) decreased $198.7 million, or 7.0%, to $2.66 billion from $2.86 billion in the quarter ended April 18, 2020 (the “prior year quarter”). The decrease in net sales was due to favorable prior year sales, attributable to increased consumer demand related to COVID-19 in all segments, including ongoing domestic base access and commissary shopping restrictions associated with COVID-19 in the Military segment, partially offset by continued growth with certain existing Food Distribution customers.

Food Distribution net sales decreased $35.4 million, or 2.6%, to $1.33 billion in the first quarter from $1.37 billion in the prior year quarter. The decrease was due to favorable prior year sales attributable to increased consumer demand related to COVID-19, as well as impacts from the Company’s decision to exit Fresh Production operations, which accounted for a $21.7 million, or 1.6% decline in segment revenues in the quarter. The first quarter sales decline was partially offset by growth with certain existing customers.

Retail net sales decreased $43.1 million, or 5.5%, to $739.4 million in the first quarter from $782.6 million in the prior year quarter. The decrease in net sales was primarily due to favorable prior year sales attributable to increased consumer demand related to COVID-19. Comparable store sales declined 7.0% for the quarter compared to the first quarter of 2020 and grew 9.3% on a two-year comparable basis. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Sales are compared to the same store’s operations from the prior year period for purposes of calculation of comparable store sales, or to the same store’s operations from the period two years ago in the case of a two-year comparison. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Military net sales decreased $120.1 million, or 17.1%, to $584.3 million in the first quarter from $704.4 million in the prior year quarter. For the quarter, the decline was largely driven from cycling favorable prior year sales attributable to increased consumer demand related to COVID-19, in addition to the ongoing impact of domestic base access and commissary shopping restrictions which followed the first quarter of the prior year and have continued to contribute to significant declines in commissary sales as a whole.

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

Gross profit decreased $5.5 million, or 1.3%, to $418.0 million in the first quarter from $423.6 million in the prior year quarter. As a percent of net sales, gross profit was 15.7% compared to 14.8% in the prior year quarter. The first quarter change in the gross profit rate was driven by improvements at all three segments, as well as increases in the proportion of margin accretive Food Distribution and Retail segment sales.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation (to the extent not included in cost of sales), out-bound freight and other administrative expenses.

SG&A expenses for the first quarter decreased $3.4 million, or 0.9%, to $387.9 million in the first quarter from $391.3 million in the prior year quarter, representing 14.6% of net sales in the first quarter compared to 13.7% in the prior year quarter. The increase in expenses as a rate of sales compared to the prior year quarter was due to a higher rate of supply chain expenses in the Food Distribution and Military segments, cycling prior year labor rate leverage in the Retail segment and increases in corporate administrative expenses, partially offset by lower incentive compensation expenses.

Acquisition and Integration – Acquisition and integration expenses for the first quarter were $0.1 million. The expense is associated with the integration of Martin’s Super Markets.

Restructuring and Asset Impairment – First quarter and prior year quarter results included net gains of $0.2 million and charges of $10.2 million, respectively, of restructuring and asset impairment activity. The current quarter activity consists primarily of gains on the sale of pharmacy customer lists, mostly offset by retail store closing and asset impairment charges. The prior year quarter expense consists primarily of asset impairment charges and severance costs related to the closing of the Company’s Fresh Cut facility, as well as retail store closing charges.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss):

	16 Weeks Ended
(In thousands)	April 24, 2021	April 18, 2020	Variance
Food Distribution	$21,146	$11,390	$9,756
Retail	14,192	12,645	1,547
Military	(5,143)	(2,005)	(3,138)
Total operating earnings	$30,195	$22,030	$8,165

Operating earnings increased $8.2 million, or 37.1% to $30.2 million in the first quarter from $22.0 million in the prior year quarter. The first quarter increase was attributable to improved margin rates, lower restructuring and impairment charges, and lower incentive compensation costs, partially offset by an increase in the rate of supply chain expenses and the impact of decreased sales volume.

Food Distribution operating earnings increased $9.8 million, or 85.7%, to $21.1 million in the first quarter from $11.4 million in the prior year quarter. The increase in operating earnings for Food Distribution was due to lower asset impairment and restructuring charges as well as favorable margin rates, partly offset by a higher rate of supply chain expenses.

Retail operating earnings increased $1.5 million, or 12.2% to $14.2 million in the first quarter from $12.6 million in the prior year quarter. The increases in operating earnings were primarily attributable to the improvements in margin rates as well as lower incentive compensation expense and were partially offset by the decrease in sales volume, as well as the resulting deleverage of certain expenses, including store labor.

Military operating loss increased $3.1 million, or 156.5% to $5.1 million in the first quarter from $2.0 million in the prior year quarter. The increase in the reported operating loss was due to a higher rate of supply chain expenses and a decrease in sales volume, partially offset by improvements in gross margin rates.

Interest Expense – Interest expense decreased $3.0 million, or 39.9%, to $4.6 million in the first quarter from $7.6 million in the prior year quarter. The decrease in interest expense was due to rate cuts implemented by the Federal Reserve during the prior year, as well as significant decreases in the average debt balance.

Income Taxes – The effective income tax rates were 24.6% and 0.2% for the first quarter and prior year quarter, respectively. The difference from the federal statutory rate in the current year was due to state taxes, partially offset by federal tax credits. In the prior year, the difference from the federal statutory rate was primarily as a result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and federal tax credits, partially offset by state taxes and stock-based compensation.

On March 27, 2020, the U.S. government enacted tax legislation to provide economic stimulus and support businesses and individuals during the COVID-19 pandemic, referred to as the CARES Act. In connection with the CARES Act, the Company recorded a net discrete income tax benefit of $4.3 million in the first quarter of 2020, associated with the additional deductibility of certain expenses combined with provisions which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act, when the federal statutory income tax rate was 35%.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude organizational realignment costs and severance associated with cost reduction initiatives. Organizational realignment costs include benefits for associates terminated as part of a leadership transition plan which do not meet the definition of a reduction-in-force. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude “Fresh Cut operating losses” subsequent to the decision to exit these operations during the first quarter, severance associated with cost reduction initiatives, and fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. Pension termination income related to a refund from the annuity provider associated with the final reconciliation of participant data is excluded from adjusted earnings from continuing operations. Each of these items are considered “non-operational” or “non-core” in nature.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 16 weeks ended April 24, 2021 and April 18, 2020.

	16 Weeks Ended
(In thousands)	April 24, 2021	April 18, 2020
Operating earnings	$30,195	$22,030
Adjustments:
Acquisition and integration	59	—
Restructuring and asset impairment, net	(161)	10,237
Costs associated with Project One Team	—	493
Organizational realignment costs	641	—
Severance associated with cost reduction initiatives	125	5,156
Fresh Cut operating losses	—	2,262
Adjusted operating earnings	$30,859	$40,178
Reconciliation of operating earnings (loss) to adjusted operating earnings (loss) by segment:
Food Distribution:
Operating earnings	$21,146	$11,390
Adjustments:
Restructuring and asset impairment, net	(18)	9,222
Costs associated with Project One Team	—	265
Organizational realignment costs	313	—
Severance associated with cost reduction initiatives	99	3,180
Fresh Cut operating losses	—	2,262
Adjusted operating earnings	$21,540	$26,319
Retail:
Operating earnings	14,192	12,645
Adjustments:
Acquisition and integration	59	—
Restructuring and asset impairment, net	(143)	1,015
Costs associated with Project One Team	—	164
Organizational realignment costs	234	—
Severance associated with cost reduction initiatives	29	1,451
Adjusted operating earnings	$14,371	$15,275
Military:
Operating loss	$(5,143)	$(2,005)
Adjustments:
Costs associated with Project One Team	—	64
Organizational realignment costs	94	—
Severance associated with cost reduction initiatives	(3)	525
Adjusted operating loss	$(5,052)	$(1,416)

Adjusted Earnings from Continuing Operations

Adjusted earnings from continuing operations is a non-GAAP operating financial measure that the Company defines as net earnings from plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for the 16 weeks ended April 24, 2021 and April 18, 2020.

	16 Weeks Ended
	April 24, 2021		April 18, 2020
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$19,516	$0.54	$15,402	$0.43
Adjustments:
Acquisition and integration	59		—
Restructuring and asset impairment, net	(161)		10,237
Fresh Cut operating losses	—		2,262
Costs associated with Project One Team	—		493
Organizational realignment costs	641		—
Severance associated with cost reduction initiatives	125		5,156
Pension termination	—		(1,004)
Total adjustments	664		17,144
Income tax effect on adjustments (a)	(162)		(4,095)
Impact of CARES Act (b)	—		(4,345)
Total adjustments, net of taxes	502	0.02	8,704	0.24
Adjusted earnings from continuing operations	$20,018	$0.56	$24,106	$0.67
(a)	The income tax effect on adjustments is computed by applying the effective tax rate, before discrete tax items, to the total adjustments for the period.
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

Following is a reconciliation of net earnings to adjusted EBITDA for the 16 weeks ended April 24, 2021 and April 18, 2020.

	16 Weeks Ended
(In thousands)	April 24, 2021	April 18, 2020
Net earnings	$19,516	$15,402
Income tax expense	6,356	31
Other expenses, net	4,323	6,597
Operating earnings	30,195	22,030
Adjustments:
LIFO expense	1,655	1,583
Depreciation and amortization	28,091	27,656
Acquisition and integration	59	—
Restructuring and asset impairment, net	(161)	10,237
Fresh Cut operating losses	—	2,262
Stock-based compensation	4,190	2,243
Stock warrant	645	—
Non-cash rent	(895)	(1,594)
Costs associated with Project One Team	—	493
Organizational realignment costs	641	—
Severance associated with cost reduction initiatives	125	5,156
(Gain) loss on disposal of assets	(182)	3,911
Other non-cash charges	480	1
Adjusted EBITDA	$64,843	$73,978

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA by segment for the 16 weeks ended April 24, 2021 and April 18, 2020.

	16 Weeks Ended
(In thousands)	April 24, 2021	April 18, 2020
Food Distribution:
Operating earnings	$21,146	$11,390
Adjustments:
LIFO expense	794	794
Depreciation and amortization	9,790	10,183
Restructuring and asset impairment, net	(18)	9,222
Fresh Cut operating losses	—	2,262
Stock-based compensation	1,929	1,005
Stock warrant	645	—
Non-cash rent	774	58
Costs associated with Project One Team	—	265
Organizational realignment costs	313	—
Severance associated with cost reduction initiatives	99	3,180
(Gain) loss on disposal of assets	(37)	2,140
Other non-cash charges (gains)	234	(1)
Adjusted EBITDA	$35,669	$40,498
Retail:
Operating earnings	$14,192	$12,645
Adjustments:
LIFO expense	415	343
Depreciation and amortization	14,241	13,756
Acquisition and integration	59	—
Restructuring and asset impairment, net	(143)	1,015
Stock-based compensation	1,480	750
Non-cash rent	(1,552)	(1,534)
Costs associated with Project One Team	—	164
Organizational realignment costs	234	—
Severance associated with cost reduction initiatives	29	1,451
(Gain) loss on disposal of assets	(123)	1,805
Other non-cash charges	175	—
Adjusted EBITDA	$29,007	$30,395
Military:
Operating loss	$(5,143)	$(2,005)
Adjustments:
LIFO expense	446	446
Depreciation and amortization	4,060	3,717
Stock-based compensation	781	488
Non-cash rent	(117)	(118)
Costs associated with Project One Team	—	64
Organizational realignment costs	94	—
Severance associated with cost reduction initiatives	(3)	525
Gain on disposal of assets	(22)	(34)
Other non-cash charges	71	2
Adjusted EBITDA	$167	$3,085

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	16 Weeks Ended
(In thousands)	April 24, 2021	April 18, 2020
Cash flow activities
Net cash (used in) provided by operating activities	$(31,778)	$129,296
Net cash provided by (used in) investing activities	4,257	(13,951)
Net cash provided by (used in) financing activities	30,910	(118,262)
Net increase (decrease) in cash and cash equivalents	3,389	(2,917)
Cash and cash equivalents at beginning of the period	19,903	24,172
Cash and cash equivalents at end of the period	$23,292	$21,255

Net cash provided by operating activities. Net cash provided by operating activities decreased during the current year-to-date period from the prior year-to-date period by approximately $161.1 million largely due to changes in operating asset and liability balances, primarily from increases in working capital, and decreases in accrued compensation. In the prior year, significant increases in sales volume related to the COVID-19 pandemic resulted in decreases in inventory levels, which benefited prior year operating cash flows. In the current year, investments in working capital, including re-building inventory levels to serve current customer demand, as well as the payout of incentive compensation amounts earned in the prior year unfavorably impacted operating cash flows.

Net cash used in investing activities. Net cash used in investing activities decreased $18.2 million in the current year compared to the prior year primarily due to proceeds on the sale of fixed assets in the current year.

Capital expenditures were $22.1 million in the current year and cloud computing application development spend, which is included in operating activities, was $1.9 million, compared to capital expenditures of $17.9 million and cloud computing application development spend of $1.6 million in the prior year. The Company expects full fiscal year 2021 capital expenditures and cloud computing application development spend to range from $80.0 million to $90.0 million. The Food Distribution, Retail and Military segments utilized 45.0%, 41.3% and 13.7% of capital expenditures, respectively, in the current year.

Net cash used in financing activities. Net cash used in financing activities decreased $149.2 million in the current year compared to the prior year primarily due to borrowings on the senior credit facility compared to net payments in the prior year.

Debt Management

Total debt, including finance lease liabilities, was $527.1 million and $486.4 million as of April 24, 2021 and January 2, 2021, respectively. The increase in total debt was due to increased borrowings on the senior credit facility, which were used to fund operating activities in the quarter.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of April 24, 2021, the senior secured credit facility had outstanding borrowings of $481.8 million. Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $363.4 million at April 24, 2021. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $15.6 million were outstanding as of April 24, 2021. The credit facility matures December 18, 2023 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.65-to-1 at April 24, 2021 compared to 1.47-to-1 at January 2, 2021, and its investment in working capital was $410.0 million at April 24, 2021 compared to $325.2 million at January 2, 2021. The net long-term debt to total capital ratio was 0.40-to-1 at April 24, 2021 compared to 0.39-to-1 at January 2, 2021.

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

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of April 24, 2021 and January 2, 2021.

	April 24,	January 2,
(In thousands)	2021	2020
Current portion of long-term debt and finance lease liabilities	$4,996	$5,135
Long-term debt and finance lease liabilities	522,068	481,309
Total debt	527,064	486,444
Cash and cash equivalents	(23,292)	(19,903)
Net long-term debt	$503,772	$466,541

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021. At April 24, 2021, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the quarter ended April 24, 2021, the Company declared $7.2 million in dividends. A 3.9% increase in the quarterly dividend rate from $0.1925 per share to $0.20 per share was approved by the Board of Directors and announced on March 5, 2021. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond April 24, 2021. These commitments consist primarily of purchase commitments (as disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021), standby letters of credit of $15.6 million as of April 24, 2021, and interest on long-term debt and finance lease liabilities.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Item 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021 should be reviewed as they are integral to the understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors. The accompanying financial statements are prepared using the same critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Recently Issued Accounting Standards

Refer to Note 2 in the notes to the condensed consolidated financial statements for further information.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of April 24, 2021 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO and CFO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. During the first quarter of 2021 there were no changes in SpartanNash’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 16-week period ended April 24, 2021. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. For the first quarter of 2021, all employee transactions related to shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares.

During the fourth quarter of 2017, the Board authorized a publicly announced $50 million share repurchase program, expiring in 2022. There were no share repurchases made under this program during the first quarter of 2021. At April 24, 2021, $35.0 million remains available under the program.

Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
January 2 - January 30, 2021
Employee Transactions	—	$—
Repurchase Program	—	$—
January 31 - February 27, 2021
Employee Transactions	—	$—
Repurchase Program	—	$—
February 28 - March 27, 2021
Employee Transactions	112,660	$18.45
Repurchase Program	—	$—
March 28 - April 24, 2021
Employee Transactions	—	$—
Repurchase Program	—	$—
Total for quarter ended April 24, 2021
Employee Transactions	112,660	$18.45
Repurchase Program	—	$—

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

10.1	Form of Restricted Stock Award to Non-Employee Directors.

10.2	Form of Restricted Stock Award to Associates.

10.3	2021 Long-Term Incentive Plan Document.

10.4	2021 Annual Cash Incentive Plan Document.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 24, 2021, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: June 3, 2021	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer