Form 10-Q
period 2021-07-17
SpartanNash Co
filed 2021-08-19
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 17, 2021.

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

As of August 17, 2021, the registrant had 35,938,249 outstanding shares of common stock, no par value.

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

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021 and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. These risks and uncertainties include disruptions associated with the COVID-19 pandemic, general business conditions, changes in overall economic conditions that impact consumer spending, the Company’s ability to integrate acquired assets, the impact of competition and other factors which are often beyond the control of the Company, and other risks listed in the “Risk Factors” discussions in Items 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, and risks and uncertainties not presently known to the Company, or that the Company currently deems immaterial.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	July 17,	January 2,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$24,136	$19,903
Accounts and notes receivable, net	370,669	357,564
Inventories, net	538,494	541,785
Prepaid expenses and other current assets	59,621	72,229
Property and equipment held for sale	—	23,259
Total current assets	992,920	1,014,740

Property and equipment, net	567,043	577,059
Goodwill	181,035	181,035
Intangible assets, net	113,335	116,142
Operating lease assets	264,231	289,173
Other assets, net	90,583	99,242

Total assets	$2,209,147	$2,277,391

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$441,888	$464,784
Accrued payroll and benefits	90,398	113,789
Other accrued expenses	65,822	60,060
Current portion of operating lease liabilities	44,720	45,786
Current portion of long-term debt and finance lease liabilities	5,719	5,135
Total current liabilities	648,547	689,554

Long-term liabilities
Deferred income taxes	54,442	45,728
Operating lease liabilities	254,114	278,859
Other long-term liabilities	50,294	46,892
Long-term debt and finance lease liabilities	445,574	481,309
Total long-term liabilities	804,424	852,788

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 35,943 and 35,851 shares outstanding	490,870	491,819
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(2,175)	(2,276)
Retained earnings	267,481	245,506
Total shareholders’ equity	756,176	735,049

Total liabilities and shareholders’ equity	$2,209,147	$2,277,391

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Net sales	$2,106,560	$2,184,101	$4,764,359	$5,040,557
Cost of sales	1,772,933	1,845,727	4,012,702	4,278,616
Gross profit	333,627	338,374	751,657	761,941

Operating expenses
Selling, general and administrative	304,248	300,727	692,185	692,027
Acquisition and integration	121	—	180	—
Restructuring and asset impairment, net	3,337	3,675	3,176	13,912
Total operating expenses	307,706	304,402	695,541	705,939

Operating earnings	25,921	33,972	56,116	56,002

Other expenses and (income)
Interest expense	3,267	3,650	7,856	11,288
Other, net	(10)	(63)	(276)	(1,104)
Total other expenses, net	3,257	3,587	7,580	10,184

Earnings before income taxes	22,664	30,385	48,536	45,818
Income tax expense	5,850	1,918	12,206	1,949
Net earnings	$16,814	$28,467	$36,330	$43,869

Basic net earnings per share:	$0.47	$0.80	$1.02	$1.22

Diluted net earnings per share:	$0.47	$0.80	$1.01	$1.22

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Net earnings	$16,814	$28,467	$36,330	$43,869

Other comprehensive income, before tax
Postretirement liability adjustment	57	27	133	133

Income tax expense related to items of other comprehensive income	(13)	(7)	(32)	(33)

Total other comprehensive income, after tax	44	20	101	100
Comprehensive income	$16,858	$28,487	$36,431	$43,969

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Loss	Earnings	Total
Balance at January 2, 2021	35,851	$491,819	$(2,276)	$245,506	$735,049
Net earnings	—	—	—	19,516	19,516
Other comprehensive income	—	—	57	—	57
Dividends - $0.20 per share	—	—	—	(7,238)	(7,238)
Stock-based employee compensation	—	4,185	—	—	4,185
Stock warrant	—	645	—	—	645
Issuances of common stock for stock bonus plan and associate stock purchase plan	21	385	—	—	385
Issuances of restricted stock	523	—	—	—	—
Cancellations of stock-based awards	(129)	(2,079)	—	—	(2,079)
Balance at April 24, 2021	36,266	$494,955	$(2,219)	$257,784	$750,520
Net earnings	—	—	—	16,814	16,814
Other comprehensive income	—	—	44	—	44
Dividends - $0.20 per share	—	—	—	(7,117)	(7,117)
Share repurchases	(265)	(5,325)	—	—	(5,325)
Stock-based employee compensation	—	872	—	—	872
Stock warrant	—	430	—	—	430
Issuances of common stock for associate stock purchase plan	6	113	—	—	113
Issuances of restricted stock	27	—	—	—	—
Cancellations of stock-based awards	(91)	(175)	—	—	(175)
Balance at July 17, 2021	35,943	$490,870	$(2,175)	$267,481	$756,176

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Loss	Earnings	Total
Balance at December 28, 2019	36,351	$490,233	$(1,600)	$198,905	$687,538
Impact of adoption of ASU 2016-13 (Note 2)	—	—	—	(1,612)	(1,612)
Net earnings	—	—	—	15,402	15,402
Other comprehensive income	—	—	80	—	80
Dividends - $0.1925 per share	—	—	—	(6,997)	(6,997)
Share repurchases	(861)	(10,000)	—	—	(10,000)
Stock-based employee compensation	—	2,342	—	—	2,342
Issuances of common stock for stock bonus plan and associate stock purchase plan	21	291	—	—	291
Issuances of restricted stock	293	—	—	—	—
Cancellations of stock-based awards	(122)	(1,352)	—	—	(1,352)
Balance at April 18, 2020	35,682	$481,514	$(1,520)	$205,698	$685,692
Net earnings	—	—	—	28,467	28,467
Other comprehensive income	—	—	20	—	20
Dividends - $0.1925 per share	—	—	—	(6,898)	(6,898)
Stock-based employee compensation	—	1,904	—	—	1,904
Issuance of common stock for associate stock purchase plan	6	100	—	—	100
Issuances of restricted stock	159	—	—	—	—
Cancellations of stock-based awards	(5)	(34)	—	—	(34)
Balance at July 11, 2020	35,842	$483,484	$(1,500)	$227,267	$709,251

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	28 Weeks Ended
	July 17, 2021	July 11, 2020
Cash flows from operating activities
Net earnings	$36,330	$43,869
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	3,363	12,323
Depreciation and amortization	49,497	48,126
Non-cash rent	(1,756)	(3,618)
LIFO expense	4,557	2,771
Postretirement benefits expense	863	52
Deferred income taxes	8,714	(2,100)
Stock-based compensation expense	5,057	4,246
Stock warrant	1,075	—
(Gain) loss on disposals of assets	(262)	3,368
Other operating activities	508	754
Changes in operating assets and liabilities:
Accounts receivable	(12,622)	(30,576)
Inventories	(1,537)	(18,218)
Prepaid expenses and other assets	(9,354)	(7,207)
Accounts payable	(10,305)	104,957
Accrued payroll and benefits	(22,781)	31,633
Current income taxes	15,123	3,140
Other accrued expenses and other liabilities	7,112	4,728
Net cash provided by operating activities	73,582	198,248
Cash flows from investing activities
Purchases of property and equipment	(39,838)	(30,609)
Net proceeds from the sale of assets	28,406	8,002
Loans to customers	(180)	(822)
Payments from customers on loans	1,590	1,592
Other investing activities	(16)	(7)
Net cash used in investing activities	(10,038)	(21,844)
Cash flows from financing activities
Proceeds from senior secured credit facility	753,619	675,806
Payments on senior secured credit facility	(787,996)	(805,621)
Repayment of other long-term debt and finance lease liabilities	(3,232)	(3,774)
Share repurchases	(5,325)	(10,000)
Net payments related to stock-based award activities	(2,254)	(1,389)
Dividends paid	(14,274)	(20,771)
Other financing activities	151	(182)
Net cash used in financing activities	(59,311)	(165,931)

Net increase in cash and cash equivalents	4,233	10,473
Cash and cash equivalents at beginning of period	19,903	24,172
Cash and cash equivalents at end of period	$24,136	$34,645

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of July 17, 2021, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the second quarter and year-to-date periods of 2021 and 2020 include the results of operations of the Company for the 12- and 28-week periods ended July 17, 2021 and July 11, 2020, respectively.

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

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	12 Weeks Ended July 17, 2021				28 Weeks Ended July 17, 2021
(In thousands)	Food Distribution	Retail	Military	Total	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$339,057	$238,504	$205,075	$782,636	$790,834	$527,222	$487,137	$1,805,193
Fresh (b)	362,922	242,209	129,772	734,903	810,130	525,244	299,464	1,634,838
Non-food (c)	328,361	99,601	92,811	520,773	731,056	227,737	221,868	1,180,661
Fuel	—	39,155	—	39,155	—	78,336	—	78,336
Other	26,186	508	2,399	29,093	58,588	882	5,861	65,331
Total	$1,056,526	$619,977	$430,057	$2,106,560	$2,390,608	$1,359,421	$1,014,330	$4,764,359
Type of customers:
Individuals	$—	$619,573	$—	$619,573	$—	$1,358,866	$—	$1,358,866
Manufacturers, brokers and distributors	16,201	—	400,971	417,172	34,413	—	945,355	979,768
Retailers	1,030,446	—	26,687	1,057,133	2,331,406	—	63,114	2,394,520
Other	9,879	404	2,399	12,682	24,789	555	5,861	31,205
Total	$1,056,526	$619,977	$430,057	$2,106,560	$2,390,608	$1,359,421	$1,014,330	$4,764,359

	12 Weeks Ended July 11, 2020				28 Weeks Ended July 11, 2020
(In thousands)	Food Distribution	Retail	Military	Total	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$359,025	$263,677	$223,463	$846,165	$810,347	$592,003	$563,759	$1,966,109
Fresh (b)	382,255	250,127	138,451	770,833	849,918	545,130	334,118	1,729,166
Non-food (c)	331,094	95,451	97,248	523,793	755,406	221,296	263,569	1,240,271
Fuel	—	21,640	—	21,640	—	54,640	—	54,640
Other	17,487	362	3,821	21,670	43,686	755	5,930	50,371
Total	$1,089,861	$631,257	$462,983	$2,184,101	$2,459,357	$1,413,824	$1,167,376	$5,040,557
Type of customers:
Individuals	$—	$631,040	$—	$631,040	$—	$1,413,373	$—	$1,413,373
Manufacturers, brokers and distributors	12,654	—	429,257	441,911	51,177	—	1,088,197	1,139,374
Retailers	1,062,021	—	29,905	1,091,926	2,371,443	—	73,249	2,444,692
Other	15,186	217	3,821	19,224	36,737	451	5,930	43,118
Total	$1,089,861	$631,257	$462,983	$2,184,101	$2,459,357	$1,413,824	$1,167,376	$5,040,557

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

Allowance for Doubtful Accounts

Changes to the balance of the allowance for doubtful accounts were as follows:

	Allowance for Doubtful Accounts
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 2, 2021	$6,232	$371	$6,603
Changes in credit loss estimates	(1,092)	360	(732)
Write-offs charged against the allowance	(499)	—	(499)
Balance at July 17, 2021	$4,641	$731	$5,372

	Allowance for Doubtful Accounts
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 28, 2019	$2,739	$233	$2,972
Impact of adoption of new credit loss standard (ASU 2016-13)	1,911	259	2,170
Provision for expected credit losses	419	—	419
Write-offs charged against the allowance	(206)	(121)	(327)
Balance at July 11, 2020	$4,863	$371	$5,234

Note 4 – Goodwill and Other Intangible Assets

The Company has three reporting units; however, no goodwill exists within the Retail or Military reporting units. The carrying amount of goodwill recorded within the Food Distribution reporting unit was $181.0 million as of July 17, 2021 and January 2, 2021.

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and licenses for the sale of alcoholic beverages. The carrying amount of indefinite-lived intangible assets was $67.6 million as of July 17, 2021 and January 2, 2021.

The Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, during the fourth quarter of each year, and more frequently if circumstances indicate impairment is probable. Such circumstances have not arisen in the current fiscal year. Testing goodwill and other indefinite-lived intangible assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or the Company’s stock price and market capitalization.

Note 5 – Restructuring and Asset Impairment

The following table provides the activity of reserves for closed properties for the 28-week period ended July 17, 2021. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Reserves for Closed Properties
	Lease
	Ancillary
(In thousands)	Costs	Severance	Total
Balance at January 2, 2021	$3,349	$114	$3,463
Provision for closing charges	1,410	—	1,410
Provision for severance	—	124	124
Changes in estimates	(59)	—	(59)
Accretion expense	54	—	54
Payments	(395)	(238)	(633)
Balance at July 17, 2021	$4,359	$—	$4,359

Restructuring and asset impairment, net in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		28 Weeks Ended
	July 17,	July 11,	July 17,	July 11,
(In thousands)	2021	2020	2021	2020
Asset impairment charges (a)	$2,820	$2,911	$3,576	$9,643
Provision for closing charges	827	—	1,410	325
(Gain) loss on sales of assets related to closed facilities (b)	(326)	59	(2,185)	(31)
Provision for severance (c)	40	8	124	2,205
Other (income) costs associated with site closures (d)	(24)	642	310	1,648
Changes in estimates	—	55	(59)	122
Total	$3,337	$3,675	$3,176	$13,912

(a) Asset impairment charges in the current year were incurred primarily in the Retail segment and relate to current year store closures and previously closed locations. In the prior year, charges primarily relate to the Food Distribution segment with the exit of the Fresh Cut business and the sale of certain equipment assets of the previously closed Fresh Kitchen facility, which totaled $9.9 million, partially offset by recoveries of $0.3 million related to the re-opening of a previously impaired distribution center.

(b) Gains on sales of assets in the current year primarily relate to sales of pharmacy customer lists associated with store closings in the Retail segment.

(c) Severance in the prior year was related to the exit of the Fresh Cut business.

(d) Other income net activity in the current year primarily relates to Retail store closings and restructuring activities. In the prior year, other costs primarily related to the Fresh Cut business and Retail store closings.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6. In the current year, assets with a book value of $22.5 million were measured at a fair value of $18.9 million, resulting in impairment charges of $3.6 million. In the prior year, in connection primarily with the Company’s exit of the Fresh Cut operations, long-lived assets with a book value of $32.7 million were measured at a fair value of $22.8 million, resulting in impairment charges of $9.9 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. Assets classified as held for sale in the condensed consolidated balance sheet are valued at the expected net proceeds. The Fresh Kitchen facility, which was classified as held for sale as of January 2, 2021, was sold in the first quarter of 2021 for proceeds of $20.5 million.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. See Notes 4 and 5 for discussion of the fair value measurements related to long- or indefinite-lived asset impairment charges. At July 17, 2021 and January 2, 2021 the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	July 17,	January 2,
(In thousands)	2021	2021
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$5,719	$5,135
Long-term debt and finance lease liabilities	448,907	485,381
Total book value of debt instruments	454,626	490,516
Fair value of debt instruments, excluding debt financing costs	460,498	497,941
Excess of fair value over book value	$5,872	$7,425

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

The Company contributes to the Central States Southeast and Southwest Pension Fund (“Central States Plan” or “the Plan”), a multi-employer pension plan, based on obligations arising from certain of its collective bargaining agreements. Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in the Plan significantly exceeds the value of the assets held in trust to pay benefits. Because SpartanNash is one of a number of employers contributing to the Plan, it is difficult to accurately determine the amount of the underfunding. Management is not aware of any significant change in funding levels since January 2, 2021. Any adjustment for withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably determined.

On March 10, 2021, the United States Congress passed the American Rescue Plan Act of 2021 (the “Act”), which provides financial relief to certain failing multiemployer pension plans. In accordance with the interim guidance issued by the Pension Benefit Guaranty Corporation on July 9, 2021, the Act is designed to prevent such plans from becoming insolvent for the next 30 years. The Central States Plan is expected to apply and qualify for relief under the Act. As a result, the legislation and the available relief will alleviate the risk of insolvency of the Plan for the next 30 years, and related potential adverse impacts to the Company.

Note 8 – Associate Retirement Plans

During the 12- and 28- week periods ended July 17, 2021, the Company recognized net periodic postretirement benefit costs of $0.1 million and $0.3 million, respectively, related to the SpartanNash Retiree Medical Plan (“Retiree Medical Plan”). During the 12- and 28- week periods ended July 11, 2020, the Company recognized net periodic postretirement benefit costs of $0.1 million and $0.3 million, respectively, related to the Retiree Medical Plan. In the first quarter of the prior year, the Company realized a gain of $1.0 million related to a refund from the annuity provider associated with the final reconciliation of participant data of the terminated SpartanNash Company Pension Plan. Substantially all of these amounts are included in “Other, net” in the condensed consolidated statements of earnings.

The Company expects to make total contributions of approximately $0.5 million in 2021 to the Retiree Medical Plan and has made $0.2 million in the year-to-date period. The Company’s retirement programs also include defined contribution plans providing contributory benefits, as well as executive compensation plans for a select group of management personnel and/or highly compensated associates.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company’s contributions during the 12-week periods ended July 17, 2021 and July 11, 2020 were $3.4 million and $3.5 million, respectively. The Company’s contributions during the 28-week periods ended July 17, 2021 and July 11, 2020 were $8.0 million and $8.1 million, respectively. See Note 7 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 9 – Income Taxes

The effective income tax rate was 25.8% and 6.3% for the 12 weeks ended July 17, 2021 and July 11, 2020, respectively. The effective income tax rate was 25.1% and 4.3% for the 28 weeks ended July 17, 2021 and July 11, 2020, respectively. The differences from the federal statutory rate in the current year were primarily due to state taxes, partially offset by federal tax credits. In the prior year, the difference from the federal statutory rate was primarily the result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, and related tax planning, as well as federal tax credits, partially offset by state taxes and stock-based compensation.

On March 27, 2020, the U.S. government enacted tax legislation to provide economic stimulus and support businesses and individuals during the COVID-19 pandemic, referred to as the CARES Act. In connection with the CARES Act, the Company recorded net discrete income tax benefits of $9.3 million in 2020, of which $5.2 million was recognized in the second quarter, associated with the additional deductibility of certain expenses combined with provisions which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act (“Tax Reform”), when the federal statutory income tax rate was 35%. In the first quarter of 2021, the Company received tax refunds totaling $25.7 million related to the amended prior year returns.

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

Share-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Restricted stock expense	$872	$1,904	$5,057	$4,246
Income tax benefit	(223)	(480)	(1,230)	(259)
Restricted stock expense, net of tax	$649	$1,424	$3,827	$3,987

The following table summarizes activity in the stock incentive plans for the 28 weeks ended July 17, 2021:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Awards	Fair Value
Outstanding at January 2, 2021	973,948	$17.72
Granted	549,780	18.90
Vested	(388,403)	19.81
Cancelled/Forfeited	(98,441)	18.44
Outstanding at July 17, 2021	1,036,884	$17.49

As of July 17, 2021, total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock incentive plans is $9.2 million and is expected to be recognized over a weighted average period of 2.5 years.

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

Share-based payment expense recognized as a reduction of “Net sales” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Warrant expense	$430	$—	$1,075	$—
Income tax benefit	(37)	—	(95)	—
Warrant expense, net of tax	$393	$—	$980	$—

The following table summarizes stock warrant activity for the 28 weeks ended July 17, 2021:

Warrant
Outstanding and nonvested at January 2, 2021	4,349,817
Vested	217,492
Outstanding and nonvested at July 17, 2021	4,132,325

As of July 17, 2021, total unrecognized cost related to non-vested warrant shares was $21.6 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 6.2 years. Additionally, 1,304,947 warrant shares are vested and exercisable. As of July 17, 2021, nonvested warrant shares had an intrinsic value of $4.1 million, and vested warrant shares had an intrinsic value of $1.3 million.

Note 11 – Earnings Per Share

Outstanding nonvested restricted stock awards under the 2015 Stock Incentive Plan contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. Awards under the 2020 Stock Incentive Plan do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities. There were no stock warrants outstanding during the 12- and 28- week periods ended July 11, 2020. The dilutive impact of both the restricted stock awards and warrants are presented below, as applicable. The following table sets forth the computation of basic and diluted net earnings per share:

	12 Weeks Ended		28 Weeks Ended
(In thousands, except per share amounts)	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Numerator:
Net earnings	$16,814	$28,467	$36,330	$43,869
Adjustment for earnings attributable to participating securities	(305)	(670)	(736)	(1,070)
Net earnings used in calculating earnings per share	$16,509	$27,797	$35,594	$42,799
Denominator:
Weighted average shares outstanding, including participating securities	35,693	35,706	35,734	35,972
Adjustment for participating securities	(648)	(840)	(724)	(877)
Shares used in calculating basic earnings per share	35,045	34,866	35,010	35,095
Effect of dilutive restricted stock awards	63	1	44	—
Effect of dilutive stock warrant	134	—	112	—
Shares used in calculating diluted earnings per share	35,242	34,867	35,166	35,095
Basic earnings per share	$0.47	$0.80	$1.02	$1.22
Diluted earnings per share	$0.47	$0.80	$1.01	$1.22

Note 12 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	28 Weeks Ended
(In thousands)	July 17, 2021	July 11, 2020
Non-cash investing activities:
Capital expenditures included in accounts payable	$1,990	$2,072
Operating lease asset additions	348	19,952
Finance lease asset additions	1,721	2,009
Non-cash financing activities:
Dividends declared but unpaid	131	31
Recognition of operating lease liabilities	348	19,952
Recognition of finance lease liabilities	1,721	2,009
Other supplemental cash flow information:
Cash paid for interest	6,924	10,572

Note 13 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Retail	Military	Total
12 Weeks Ended July 17, 2021
Net sales to external customers	$1,056,526	$619,977	$430,057	$2,106,560
Inter-segment sales	269,627	245	—	269,872
Acquisition and integration	—	121	—	121
Restructuring and asset impairment	781	2,556	—	3,337
Depreciation and amortization	7,604	10,685	3,117	21,406
Operating earnings (loss)	16,678	12,711	(3,468)	25,921
Capital expenditures	4,437	8,542	4,735	17,714

12 Weeks Ended July 11, 2020
Net sales to external customers	$1,089,861	$631,257	$462,983	$2,184,101
Inter-segment sales	273,892	—	—	273,892
Restructuring and asset impairment	3,462	213	—	3,675
Depreciation and amortization	6,965	10,325	2,807	20,097
Operating earnings (loss)	14,409	24,453	(4,890)	33,972
Capital expenditures	4,377	5,596	2,743	12,716

28 Weeks Ended July 17, 2021
Net sales to external customers	$2,390,608	$1,359,421	$1,014,330	$4,764,359
Inter-segment sales	580,258	418	—	580,676
Acquisition and integration	—	180	—	180
Restructuring and asset impairment	763	2,413	—	3,176
Depreciation and amortization	17,394	24,926	7,177	49,497
Operating earnings (loss)	37,824	26,903	(8,611)	56,116
Capital expenditures	14,393	17,677	7,768	39,838

28 Weeks Ended July 11, 2020
Net sales to external customers	$2,459,357	$1,413,824	$1,167,376	$5,040,557
Inter-segment sales	598,020	—	—	598,020
Restructuring and asset impairment	12,684	1,228	—	13,912
Depreciation and amortization	17,521	24,081	6,524	48,126
Operating earnings (loss)	25,799	37,098	(6,895)	56,002
Capital expenditures	11,396	15,190	4,023	30,609

	July 17,	January 2,
(In thousands)	2021	2021
Total Assets
Food Distribution	$1,096,390	$1,112,961
Retail	737,489	763,876
Military	375,268	400,554
Total	$2,209,147	$2,277,391

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

As of the end of the second quarter, the Company’s Retail segment operated 148 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets, D&W Fresh Market, VG’s Grocery, and Dan’s Supermarket. The Company also offered pharmacy services in 93 of its corporate owned retail stores and operated 36 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores. The Company’s Customer Growth strategy is focused on meeting changing customer needs and preferences through a data-based decision-making process, while also increasing customer satisfaction through quality, service and convenience.

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

2021 Second Quarter Highlights

Key financial and operational highlights for the second quarter include the following:

•

Net sales decline of 3.6% to $2.11 billion from $2.18 billion in the prior year quarter, due to cycling the prior year impacts of the COVID-19 pandemic. Food Distribution segment sales declined 3.1% compared to the prior year quarter and increased 13.0% compared to the second quarter of 2019. Retail comparable store sales declined 2.7% in the second quarter, however experienced growth of 12.1% on a two-year basis. Net sales for Military declined 7.1% compared to the prior year quarter and decreased 12.3% compared to the second quarter of 2019.

•	The Company continued to deliver improvements in margin with a year-over-year increase in consolidated gross profit rates from 15.5% to 15.8% for the second quarter.
•	The Company generated cash from operating activities of $105.4 million during the second quarter, leading to $75.8 million pay down of long-term debt.

The Company increased the low end of the fiscal 2021 profitability outlook range. EPS is now expected to range from $1.56 to $1.69 per diluted share, with adjusted EPS expected to range from $1.70 to $1.80 per diluted share, and adjusted EBITDA to range from $200 to $210 million. The Company also now expects that Retail comparable sales will be negative 2.0% to 5.0% for 2021. Food Distribution sales are still expected to decline 1.0% to 3.0%, while Military Distribution sales are now expected to decline 9.0% to 13.0%.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		28 Weeks Ended		12 Weeks Ended	28 Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020	July 17, 2021	July 17, 2021
Net sales	100.0	100.0	100.0	100.0	(3.6)	(5.5)
Gross profit	15.8	15.5	15.8	15.1	(1.4)	(1.3)
Selling, general and administrative	14.4	13.8	14.5	13.7	1.2	0.0
Acquisition and integration	0.0	—	0.0	—	**	**
Restructuring charges and asset impairment, net	0.2	0.2	0.1	0.3	(9.2)	(77.2)
Operating earnings	1.2	1.6	1.2	1.1	(23.7)	0.2
Other expenses	0.2	0.2	0.2	0.2	(9.2)	(25.6)
Earnings before income taxes	1.1	1.4	1.0	0.9	(25.4)	5.9
Income tax expense	0.3	0.1	0.3	0.0	**	**
Net earnings	0.8	1.3	0.8	0.9	(40.9)	(17.2)

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 17, 2021	July 11, 2020	Variance	July 17, 2021	July 11, 2020	Variance
Food Distribution	$1,056,526	$1,089,861	$(33,335)	$2,390,608	$2,459,357	$(68,749)
Retail	619,977	631,257	(11,280)	1,359,421	1,413,824	(54,403)
Military	430,057	462,983	(32,926)	1,014,330	1,167,376	(153,046)
Total net sales	$2,106,560	$2,184,101	$(77,541)	$4,764,359	$5,040,557	$(276,198)

Net sales for the quarter ended July 17, 2021 (the “second quarter”) decreased $77.5 million, or 3.6%, to $2.11 billion from $2.18 billion in the quarter ended July 11, 2020 (the “prior year quarter”). Net sales for the year-to-date period ended July 17, 2021 (the “year-to-date period”) decreased $276.2 million, or 5.5%, to $4.76 billion from $5.04 billion in the year-to-date period ended July 11, 2020 (the “prior year-to-date period”). The decreases in net sales were due to favorable prior year sales, attributable to increased consumer demand related to COVID-19, as well as continuation of lower volumes within the Military segment at domestic commissaries following base access and shopping restrictions implemented in the prior year, partially offset by continued growth with certain existing Food Distribution customers.

Food Distribution net sales decreased $33.3 million, or 3.1%, to $1.06 billion in the second quarter from $1.09 billion in the prior year quarter. Net sales for the year-to-date period decreased $68.7 million, or 2.8%, to $2.39 billion in the year-to-date period from $2.46 billion in the prior year-to-date period. The decreases were due to favorable prior year sales attributable to increased consumer demand related to COVID-19, partly offset by continued growth with certain existing Food Distribution customers. The decrease from the prior year-to-date period to the current year-to-date period was also due to impacts from the Company’s decision to exit its Fresh Production business, which accounted for a $21.7 million decline in segment revenues from the prior year-to-date period.

Retail net sales decreased $11.3 million, or 1.8%, to $620.0 million in the second quarter from $631.3 million in the prior year quarter. Net sales for the year-to-date period decreased $54.4 million, or 3.8%, from $1.41 billion in the prior year-to-date period to $1.36 billion. The decreases in net sales were primarily due to favorable prior year sales attributable to increased consumer demand related to COVID-19, partially offset by an increase in fuel sales. Comparable store sales declined 2.7% for the quarter, however increased by 12.1% on a two-year comparable basis. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Sales are compared to the same store’s operations from the prior year period for purposes of calculation of comparable store sales, or to the same store’s operations from the period two years ago in the case of a two-year comparison. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Military net sales decreased $32.9 million, or 7.1%, to $430.1 million in the second quarter from $463.0 million in the prior year quarter. Net sales for the year-to-date period decreased $153.0 million, or 13.1%, from $1.17 billion in the prior year-to-date period to $1.01 billion. The decreases were primarily due to the continuation of lower volumes at domestic commissaries following base access and shopping restrictions implemented in the prior year.

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

Gross profit decreased $4.7 million, or 1.4%, to $333.6 million in the second quarter from $338.4 million in the prior year quarter. As a percent of net sales, gross profit was 15.8% compared to 15.5% in the prior year quarter. Gross profit for the year-to-date period decreased $10.3 million, or 1.3%, from $761.9 million in the prior year-to-date period to $751.7 million in the current year. As a percent of net sales, gross profit for the year-to-date period was 15.8% compared to 15.1% in the prior year-to-date period. The changes in the gross profit rate were driven by improvements within the Food Distribution and Military segments, as well as increases in the proportion of margin accretive Retail and Food Distribution segment sales, partially offset by an increase in LIFO expense.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation (to the extent not included in cost of sales), out-bound freight and other administrative expenses.

SG&A expenses for the second quarter increased $3.5 million, or 1.2%, to $304.2 million from $300.7 million in the prior year quarter, representing 14.4% of net sales in the second quarter compared to 13.8% in the prior year quarter. SG&A expenses for the year-to-date period increased nominally from $692.0 million in the prior year-to-date period to $692.2 million, and increased from 13.7% as a percentage of net sales in the prior year-to-date period to 14.5% in the current year-to-date period. The increases in expenses as a rate of sales were due to a higher rate of supply chain expenses primarily in the Food Distribution segment and increases in health insurance expense, partially offset by lower incentive compensation expense.

Acquisition and Integration – Acquisition and integration expenses for the second quarter and year-to-date period ended July 17, 2021 were $0.1 million and $0.2 million, respectively. Activities in the current year are associated with the integration of Martin’s Super Markets.

Restructuring and Asset Impairment – Second quarter and prior year quarter results included charges of $3.3 million and $3.7 million, respectively, of restructuring and asset impairment activity. The year-to-date period and the prior year-to-date period included charges of $3.2 million and $13.9 million, respectively. The current quarter and current year-to-date amounts consist primarily of retail store closing and asset impairment charges, partially offset by gains on the sale of pharmacy customer lists. The prior year quarter and prior year-to-date activity consists primarily of asset impairment charges and severance costs related to the restructuring of the Company’s Fresh Production business, as well as retail store closing charges.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss).

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 17, 2021	July 11, 2020	Variance	July 17, 2021	July 11, 2020	Variance
Food Distribution	$16,678	$14,409	$2,269	$37,824	$25,799	$12,025
Retail	12,711	24,453	(11,742)	26,903	37,098	(10,195)
Military	(3,468)	(4,890)	1,422	(8,611)	(6,895)	(1,716)
Total operating earnings	$25,921	$33,972	$(8,051)	$56,116	$56,002	$114

Operating earnings decreased $8.1 million, or 23.7% to $25.9 million in the second quarter from $34.0 million in the prior year quarter. Operating earnings for the year-to-date period increased $0.1 million, or 0.2%, to $56.1 million from $56.0 million in the prior year-to-date period. The second quarter decrease was attributable to an increase in the rate of supply chain expenses, the impact of decreased sales volume, and increases in health insurance expense, partially offset by improved margin rates and lower incentive compensation costs. The year-to-date period increase was primarily due to lower restructuring charges, improved margin rates, and lower incentive compensation costs, partially offset by an increase in the rate of supply chain expenses, the impact of decreased sales volume, and increases in health insurance expense.

Food Distribution operating earnings increased $2.3 million, or 15.7%, to $16.7 million in the second quarter from $14.4 million in the prior year quarter. Operating earnings for the year-to-date period increased $12.0 million, or 46.6%, to $37.8 million from $25.8 million in the prior year-to-date period. The increases in operating earnings for Food Distribution were due to favorable margin rates and lower asset impairment and restructuring charges, partially offset by a higher rate of supply chain expenses and lower sales volume.

Retail operating earnings decreased $11.7 million, or 48.0% to $12.7 million in the second quarter from $24.5 million in the prior year quarter. Operating earnings for the year-to-date period decreased $10.2 million, or 27.5%, to $26.9 million from $37.1 million in the prior year-to-date period. The decreases in operating earnings were primarily attributable to reduced margin rates, a decrease in sales volume, higher healthcare expenses, and higher asset impairment and restructuring charges, partially offset by lower incentive compensation expense.

Military operating loss decreased $1.4 million, or 29.1% to $3.5 million in the second quarter from $4.9 million in the prior year quarter. Operating loss for the year-to-date period increased $1.7 million, or 24.9%, to $8.6 million from $6.9 million in the prior year-to-date period. The second quarter decrease in operating loss was due to improvements in gross margin rates and lower incentive compensation, partially offset by the decrease in sales volume. The year-to-date increase in Military operating loss was attributable to a decrease in sales volume, and a higher rate of supply chain expense, partially offset by improvements in gross margin rates.

Interest Expense – Interest expense decreased $0.4 million, or 10.5%, to $3.3 million in the second quarter from $3.7 million in the prior year quarter. Interest expense for the year-to-date period decreased $3.4 million, or 30.4% from $11.3 million in the prior year-to-date period to $7.9 million. The second quarter decrease in interest expense was due to significant decreases in the average debt balance. The year-to-date decrease in interest expense was due to rate cuts implemented by the Federal Reserve during the prior year, as well as significant decreases in the average debt balance.

Income Taxes – The effective income tax rates were 25.8% and 6.3% for the second quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective income tax rates were 25.1% and 4.3%, respectively. The differences from the federal statutory rate in the current year were primarily due to state taxes, partially offset by federal tax credits. In the prior year, the differences from the federal statutory rate were primarily as a result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and related tax planning, as well as federal tax credits, partially offset by state taxes and stock-based compensation.

On March 27, 2020, the U.S. government enacted tax legislation to provide economic stimulus and support businesses and individuals during the COVID-19 pandemic, referred to as the CARES Act. In connection with the CARES Act, the Company recorded a net discrete income tax benefit of $9.3 million in 2020, of which $5.2 million was recognized in the second quarter, associated with the additional deductibility of certain expenses combined with provisions which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act, when the federal statutory income tax rate was 35%. In the first quarter of 2021, the Company received tax refunds totaling $25.7 million related to the amended prior year returns.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude organizational realignment and severance associated with cost reduction initiatives. Organizational realignment includes benefits for associates terminated as part of a leadership transition plan which do not meet the definition of a reduction-in-force. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude “Fresh Cut operating losses” subsequent to the decision to exit these operations, severance associated with cost reduction initiatives, and fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. Pension termination income related to a refund from the annuity provider associated with the final reconciliation of participant data is excluded from adjusted earnings from continuing operations. Each of these items are considered “non-operational” or “non-core” in nature.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 12 and 28 weeks ended July 17, 2021 and July 11, 2020.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Operating earnings	$25,921	$33,972	$56,116	$56,002
Adjustments:
Acquisition and integration	121	—	180	—
Restructuring and asset impairment, net	3,337	3,675	3,176	13,912
Costs associated with Project One Team	—	—	—	493
Organizational realignment, net	(52)	—	589	—
Expenses associated with tax planning	—	97	—	97
Severance associated with cost reduction initiatives	13	(75)	138	5,081
Fresh Cut operating losses	—	—	—	2,262
Adjusted operating earnings	$29,340	$37,669	$60,199	$77,847

Following is a reconciliation of operating earnings (loss) by segment for the 12 and 28 weeks ended July 17, 2021 and July 11, 2020.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Food Distribution:
Operating earnings	$16,678	$14,409	$37,824	$25,799
Adjustments:
Restructuring and asset impairment, net	781	3,462	763	12,684
Costs associated with Project One Team	—	—	—	265
Organizational realignment, net	(26)	—	287	—
Expenses associated with tax planning	—	52	—	52
Severance associated with cost reduction initiatives	4	(37)	103	3,143
Fresh Cut operating losses	—	—	—	2,262
Adjusted operating earnings	$17,437	$17,886	$38,977	$44,205
Retail:
Operating earnings	$12,711	$24,453	$26,903	$37,098
Adjustments:
Acquisition and integration	121	—	180	—
Restructuring and asset impairment, net	2,556	213	2,413	1,228
Costs associated with Project One Team	—	—	—	164
Organizational realignment, net	(19)	—	215	—
Expenses associated with tax planning	—	32	—	32
Severance associated with cost reduction initiatives	—	(19)	29	1,432
Adjusted operating earnings	$15,369	$24,679	$29,740	$39,954
Military:
Operating loss	$(3,468)	$(4,890)	$(8,611)	$(6,895)
Adjustments:
Costs associated with Project One Team	—	—	—	64
Organizational realignment, net	(7)	—	87	—
Expenses associated with tax planning	—	13	—	13
Severance associated with cost reduction initiatives	9	(19)	6	506
Adjusted operating loss	$(3,466)	$(4,896)	$(8,518)	$(6,312)

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for the 12 and 28 weeks ended July 17, 2021 and July 11, 2020.

	12 Weeks Ended
	July 17, 2021		July 11, 2020
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$16,814	$0.47	$28,467	$0.80
Adjustments:
Acquisition and integration	121		—
Restructuring and asset impairment, net	3,337		3,675
Organizational realignment, net	(52)		—
Expenses associated with tax planning	—		97
Severance associated with cost reduction initiatives	13		(75)
Total adjustments	3,419		3,697
Income tax effect on adjustments (a)	(862)		(903)
Impact of CARES Act (b)	—		(5,165)
Total adjustments, net of taxes	2,557	0.07	(2,371)	(0.07)
Adjusted earnings from continuing operations	$19,371	$0.54	$26,096	$0.73

	28 Weeks Ended
	July 17, 2021		July 11, 2020
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$36,330	$1.01	$43,869	$1.22
Adjustments:
Acquisition and integration	180		—
Restructuring and asset impairment, net	3,176		13,912
Costs associated with Project One Team	—		493
Organizational realignment, net	589		—
Expenses associated with tax planning	—		97
Severance associated with cost reduction initiatives	138		5,081
Fresh Cut operating losses	—		2,262
Pension termination	—		(1,004)
Total adjustments	4,083		20,841
Income tax effect on adjustments (a)	(1,024)		(4,997)
Impact of CARES Act (b)	—		(9,510)
Total adjustments, net of taxes	3,059	0.09	6,334	0.18
Adjusted earnings from continuing operations	$39,389	$1.10	$50,203	$1.40
(a)	The income tax effect on adjustments is computed by applying the effective tax rate, before discrete tax items, to the total adjustments for the period.
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

Following is a reconciliation of net earnings to adjusted EBITDA for the 12 and 28 weeks ended July 17, 2021 and July 11, 2020.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Net earnings	$16,814	$28,467	$36,330	$43,869
Income tax expense	5,850	1,918	12,206	1,949
Other expenses, net	3,257	3,587	7,580	10,184
Operating earnings	25,921	33,972	56,116	56,002
Adjustments:
LIFO expense	2,902	1,187	4,557	2,771
Depreciation and amortization	21,406	20,097	49,497	47,753
Acquisition and integration	121	—	180	—
Restructuring and asset impairment, net	3,337	3,675	3,176	13,912
Costs associated with Project One Team	—	—	—	493
Organizational realignment, net	(52)	—	589	—
Severance associated with cost reduction initiatives	13	(75)	138	5,081
Stock-based compensation	974	1,905	5,164	4,148
Stock warrant	430	—	1,075	—
Non-cash rent	(1,091)	(1,199)	(1,986)	(2,793)
Fresh Cut operating losses	—	—	—	2,262
(Gain) loss on disposal of assets	(80)	(484)	(262)	3,427
Other non-cash charges	478	99	958	99
Adjusted EBITDA	$54,359	$59,177	$119,202	$133,155

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA by segment for the 12 and 28 weeks ended July 17, 2021 and July 11, 2020.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Food Distribution:
Operating earnings	$16,678	$14,409	$37,824	$25,799
Adjustments:
LIFO expense	1,626	595	2,420	1,389
Depreciation and amortization	7,604	6,965	17,394	17,148
Restructuring and asset impairment, net	781	3,462	763	12,684
Costs associated with Project One Team	—	—	—	265
Organizational realignment, net	(26)	—	287	—
Severance associated with cost reduction initiatives	4	(37)	103	3,143
Stock-based compensation	436	997	2,365	2,002
Stock warrant	430	—	1,075	—
Non-cash rent	143	36	917	94
Fresh Cut operating losses	—	—	—	2,262
(Gain) loss on disposal of assets	(62)	(521)	(99)	1,619
Other non-cash charges	283	52	517	51
Adjusted EBITDA	$27,897	$25,958	$63,566	$66,456
Retail:
Operating earnings	$12,711	$24,453	$26,903	$37,098
Adjustments:
LIFO expense	477	258	892	601
Depreciation and amortization	10,685	10,325	24,926	24,081
Acquisition and integration	121	—	180	—
Restructuring and asset impairment, net	2,556	213	2,413	1,228
Costs associated with Project One Team	—	—	—	164
Organizational realignment, net	(19)	—	215	—
Severance associated with cost reduction initiatives	—	(19)	29	1,432
Stock-based compensation	390	642	1,870	1,392
Non-cash rent	(1,145)	(1,150)	(2,697)	(2,684)
(Gain) loss on disposal of assets	(2)	66	(125)	1,871
Other non-cash charges	139	34	314	34
Adjusted EBITDA	$25,913	$34,822	$54,920	$65,217
Military:
Operating loss	$(3,468)	$(4,890)	$(8,611)	$(6,895)
Adjustments:
LIFO expense	799	335	1,245	781
Depreciation and amortization	3,117	2,807	7,177	6,524
Costs associated with Project One Team	—	—	—	64
Organizational realignment, net	(7)	—	87	—
Severance associated with cost reduction initiatives	9	(19)	6	506
Stock-based compensation	148	266	929	754
Non-cash rent	(89)	(85)	(206)	(203)
Gain on disposal of assets	(16)	(29)	(38)	(63)
Other non-cash charges	56	12	127	14
Adjusted EBITDA	$549	$(1,603)	$716	$1,482

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	28 Weeks Ended
(In thousands)	July 17, 2021	July 11, 2020
Cash flow activities
Net cash provided by operating activities	$73,582	$198,248
Net cash used in investing activities	(10,038)	(21,844)
Net cash used in financing activities	(59,311)	(165,931)
Net increase in cash and cash equivalents	4,233	10,473
Cash and cash equivalents at beginning of the period	19,903	24,172
Cash and cash equivalents at end of the period	$24,136	$34,645

Net cash provided by operating activities. Net cash provided by operating activities decreased $124.7 million in the current year-to-date period compared to the prior year-to-date period. The change in cash provided by operating activities is due mainly to significant prior year increases in sales volume related to the COVID-19 pandemic. The prior year sales volume increases resulted in increased purchases and increased related payables, which benefited prior year operating cash flows. In the current year, changes in working capital, including the payout of incentive compensation amounts earned in the prior year unfavorably impacted operating cash flows.

Net cash used in investing activities. Net cash used in investing activities decreased $11.8 million in the current year compared to the prior year primarily due to proceeds on the sale of fixed assets in the current year.

Capital expenditures were $39.8 million in the current year and cloud computing application development spend, which is included in operating activities, was $4.0 million, compared to capital expenditures of $30.6 million and cloud computing application development spend of $5.0 million in the prior year. The Company expects full fiscal year 2021 capital expenditures and cloud computing application development spend to range from $80.0 million to $90.0 million. The Food Distribution, Retail and Military segments utilized 36.1%, 44.4% and 19.5% of capital expenditures, respectively, in the current year.

Net cash used in financing activities. Net cash used in financing activities decreased $106.6 million in the current year compared to the prior year primarily due to higher net payments on the senior credit facility in the prior year.

Debt Management

Total debt, including finance lease liabilities, was $451.3 million and $486.4 million as of July 17, 2021 and January 2, 2021, respectively. The decrease in total debt was due to payments on the senior credit facility from cash provided by operating activities.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of July 17, 2021, the senior secured credit facility had outstanding borrowings of $405.8 million. Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $392.1 million at July 17, 2021. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $16.1 million were outstanding as of July 17, 2021. The credit facility matures December 18, 2023 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.53-to-1 at July 17, 2021 compared to 1.47-to-1 at January 2, 2021, and its investment in working capital was $344.4 million at July 17, 2021 compared to $325.2 million at January 2, 2021. The net long-term debt to total capital ratio was 0.36-to-1 at July 17, 2021 compared to 0.39-to-1 at January 2, 2021.

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

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of July 17, 2021 and January 2, 2021.

	July 17,	January 2,
(In thousands)	2021	2020
Current portion of long-term debt and finance lease liabilities	$5,719	$5,135
Long-term debt and finance lease liabilities	445,574	481,309
Total debt	451,293	486,444
Cash and cash equivalents	(24,136)	(19,903)
Net long-term debt	$427,157	$466,541

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021. At July 17, 2021, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the quarter ended July 17, 2021, the Company declared $7.1 million in dividends. A 3.9% increase in the quarterly dividend rate from $0.1925 per share to $0.20 per share was approved by the Board of Directors and announced on March 5, 2021. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond July 17, 2021. These commitments consist primarily of purchase commitments (as disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021), standby letters of credit of $16.1 million as of July 17, 2021, and interest on long-term debt and finance lease liabilities.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of July 17, 2021 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO and CFO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. During the second quarter of 2021 there were no changes in SpartanNash’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding SpartanNash’s purchases of its own common stock during the 12-week period ended July 17, 2021. These may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. For the second quarter of 2021, all employee transactions related to shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares.

During the fourth quarter of 2017, the Board authorized a publicly announced $50 million share repurchase program, expiring in 2022. There were $5.3 million of share repurchases made under this program during the second quarter of 2021. At July 17, 2021, $29.7 million remains available under the program.

		Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
April 25 - May 22, 2021
Employee Transactions	—	$—
Repurchase Program	—	$—
May 23 - June 19, 2021
Employee Transactions	8,480	$20.48
Repurchase Program	160,000	$20.34
June 20 - July 17, 2021
Employee Transactions	—	$—
Repurchase Program	105,000	$19.67
Total for quarter ended July 17, 2021
Employee Transactions	8,480	$20.48
Repurchase Program	265,000	$20.07

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 17, 2021, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: August 19, 2021	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer