Form 10-Q
period 2021-10-09
SpartanNash Co
filed 2021-11-12
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 9, 2021.

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

As of November 9, 2021, the registrant had 35,944,358 outstanding shares of common stock, no par value.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	October 9,	January 2,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$24,645	$19,903
Accounts and notes receivable, net	372,029	357,564
Inventories, net	550,240	541,785
Prepaid expenses and other current assets	60,316	72,229
Property and equipment held for sale	—	23,259
Total current assets	1,007,230	1,014,740

Property and equipment, net	559,239	577,059
Goodwill	181,035	181,035
Intangible assets, net	112,132	116,142
Operating lease assets	285,580	289,173
Other assets, net	97,464	99,242

Total assets	$2,242,680	$2,277,391

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$490,604	$464,784
Accrued payroll and benefits	98,897	113,789
Other accrued expenses	59,817	60,060
Current portion of operating lease liabilities	47,047	45,786
Current portion of long-term debt and finance lease liabilities	5,680	5,135
Total current liabilities	702,045	689,554

Long-term liabilities
Deferred income taxes	53,699	45,728
Operating lease liabilities	271,969	278,859
Other long-term liabilities	50,936	46,892
Long-term debt and finance lease liabilities	398,465	481,309
Total long-term liabilities	775,069	852,788

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 35,944 and 35,851 shares outstanding	492,306	491,819
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(2,132)	(2,276)
Retained earnings	275,392	245,506
Total shareholders’ equity	765,566	735,049

Total liabilities and shareholders’ equity	$2,242,680	$2,277,391

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Net sales	$2,073,253	$2,060,816	$6,837,612	$7,101,373
Cost of sales	1,743,769	1,735,994	5,756,471	6,014,610
Gross profit	329,484	324,822	1,081,141	1,086,763

Operating expenses and (income)
Selling, general and administrative	306,847	289,039	999,032	981,066
Acquisition and integration	101	242	281	242
Restructuring and asset impairment, net	(195)	6,543	2,981	20,455
Total operating expenses, net	306,753	295,824	1,002,294	1,001,763

Operating earnings	22,731	28,998	78,847	85,000

Other expenses and (income)
Interest expense	3,020	3,522	10,877	14,810
Other, net	(16)	(40)	(293)	(1,144)
Total other expenses, net	3,004	3,482	10,584	13,666

Earnings before income taxes	19,727	25,516	68,263	71,334
Income tax expense	4,551	5,564	16,757	7,513
Net earnings	$15,176	$19,952	$51,506	$63,821

Basic net earnings per share:	$0.43	$0.56	$1.44	$1.78

Diluted net earnings per share:	$0.42	$0.56	$1.44	$1.78

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Net earnings	$15,176	$19,952	$51,506	$63,821

Other comprehensive income, before tax
Postretirement liability adjustment	57	27	190	160

Income tax expense related to items of other comprehensive income	(14)	(6)	(46)	(39)

Total other comprehensive income, after tax	43	21	144	121
Comprehensive income	$15,219	$19,973	$51,650	$63,942

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Loss	Earnings	Total
Balance at January 2, 2021	35,851	$491,819	$(2,276)	$245,506	$735,049
Net earnings	—	—	—	19,516	19,516
Other comprehensive income	—	—	57	—	57
Dividends - $0.20 per share	—	—	—	(7,238)	(7,238)
Stock-based employee compensation	—	4,185	—	—	4,185
Stock warrant	—	645	—	—	645
Issuances of common stock for stock bonus plan and associate stock purchase plan	21	385	—	—	385
Issuances of restricted stock	523	—	—	—	—
Cancellations of stock-based awards	(129)	(2,079)	—	—	(2,079)
Balance at April 24, 2021	36,266	$494,955	$(2,219)	$257,784	$750,520
Net earnings	—	—	—	16,814	16,814
Other comprehensive income	—	—	44	—	44
Dividends - $0.20 per share	—	—	—	(7,117)	(7,117)
Share repurchases	(265)	(5,325)	—	—	(5,325)
Stock-based employee compensation	—	872	—	—	872
Stock warrant	—	430	—	—	430
Issuances of common stock for associate stock purchase plan	6	113	—	—	113
Issuances of restricted stock	27	—	—	—	—
Cancellations of stock-based awards	(91)	(175)	—	—	(175)
Balance at July 17, 2021	35,943	$490,870	$(2,175)	$267,481	$756,176
Net earnings	—	—	—	15,176	15,176
Other comprehensive income	—	—	43	—	43
Dividends - $0.20 per share	—	—	—	(7,265)	(7,265)
Stock-based employee compensation	—	920	—	—	920
Stock warrant	—	403	—	—	403
Issuances of common stock for associate stock purchase plan	5	113	—	—	113
Issuances of restricted stock	10	—	—	—	—
Cancellations of stock-based awards	(14)	—	—	—	—
Balance at October 9, 2021	35,944	$492,306	$(2,132)	$275,392	$765,566

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

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	40 Weeks Ended
	October 9, 2021	October 3, 2020
Cash flows from operating activities
Net earnings	$51,506	$63,821
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	3,075	18,780
Depreciation and amortization	71,260	68,984
Non-cash rent	(2,923)	(4,720)
LIFO expense	10,444	3,158
Postretirement benefits expense	1,795	1,216
Deferred income taxes	7,970	(2,084)
Stock-based compensation expense	5,977	5,279
Stock warrant	1,478	—
(Gain) loss on disposals of assets	(213)	3,403
Other operating activities	946	1,133
Changes in operating assets and liabilities:
Accounts receivable	(14,295)	(42,832)
Inventories	(19,268)	(52,578)
Prepaid expenses and other assets	(18,183)	(7,268)
Accounts payable	37,939	116,075
Accrued payroll and benefits	(13,920)	46,262
Current income taxes	19,262	1,801
Other accrued expenses and other liabilities	1,103	3,402
Net cash provided by operating activities	143,953	223,832
Cash flows from investing activities
Purchases of property and equipment	(54,957)	(45,880)
Net proceeds from the sale of assets	29,171	9,111
Loans to customers	(180)	(992)
Payments from customers on loans	1,939	2,237
Other investing activities	(24)	(12)
Net cash used in investing activities	(24,051)	(35,536)
Cash flows from financing activities
Proceeds from senior secured credit facility	1,047,051	989,897
Payments on senior secured credit facility	(1,128,522)	(1,131,187)
Repayment of other long-term debt and finance lease liabilities	(4,511)	(5,043)
Share repurchases	(5,325)	(10,000)
Net payments related to stock-based award activities	(2,253)	(1,389)
Dividends paid	(21,344)	(27,636)
Other financing activities	(256)	(207)
Net cash used in financing activities	(115,160)	(185,565)

Net increase in cash and cash equivalents	4,742	2,731
Cash and cash equivalents at beginning of period	19,903	24,172
Cash and cash equivalents at end of period	$24,645	$26,903

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of October 9, 2021, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the third quarter and year-to-date periods of 2021 and 2020 include the results of operations of the Company for the 12- and 40-week periods ended October 9, 2021 and October 3, 2020, respectively.

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

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	12 Weeks Ended October 9, 2021				40 Weeks Ended October 9, 2021
(In thousands)	Food Distribution	Retail	Military	Total	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$344,624	$235,784	$214,505	$794,913	$1,135,458	$763,006	$701,642	$2,600,106
Fresh (b)	333,895	233,347	121,157	688,399	1,144,025	758,591	420,621	2,323,237
Non-food (c)	328,011	98,806	95,156	521,973	1,059,067	326,543	317,024	1,702,634
Fuel	—	40,544	—	40,544	—	118,880	—	118,880
Other	24,785	256	2,383	27,424	83,373	1,138	8,244	92,755
Total	$1,031,315	$608,737	$433,201	$2,073,253	$3,421,923	$1,968,158	$1,447,531	$6,837,612
Type of customers:
Individuals	$—	$608,506	$—	$608,506	$—	$1,967,372	$—	$1,967,372
Manufacturers, brokers and distributors	12,231	—	403,952	416,183	46,644	—	1,349,307	1,395,951
Retailers	1,008,172	—	26,866	1,035,038	3,339,578	—	89,980	3,429,558
Other	10,912	231	2,383	13,526	35,701	786	8,244	44,731
Total	$1,031,315	$608,737	$433,201	$2,073,253	$3,421,923	$1,968,158	$1,447,531	$6,837,612

	12 Weeks Ended October 3, 2020				40 Weeks Ended October 3, 2020
(In thousands)	Food Distribution	Retail	Military	Total	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$333,988	$245,652	$226,507	$806,147	$1,144,335	$837,655	$790,266	$2,772,256
Fresh (b)	334,173	229,368	128,895	692,436	1,184,091	774,498	463,013	2,421,602
Non-food (c)	324,565	94,959	94,588	514,112	1,079,971	316,255	358,157	1,754,383
Fuel	—	26,306	—	26,306	—	80,946	—	80,946
Other	19,478	374	1,963	21,815	63,164	1,129	7,893	72,186
Total	$1,012,204	$596,659	$451,953	$2,060,816	$3,471,561	$2,010,483	$1,619,329	$7,101,373
Type of customers:
Individuals	$—	$596,429	$—	$596,429	$—	$2,009,802	$—	$2,009,802
Manufacturers, brokers and distributors	13,477	—	422,662	436,139	64,654	—	1,510,859	1,575,513
Retailers	968,381	—	27,328	995,709	3,339,824	—	100,577	3,440,401
Other	30,346	230	1,963	32,539	67,083	681	7,893	75,657
Total	$1,012,204	$596,659	$451,953	$2,060,816	$3,471,561	$2,010,483	$1,619,329	$7,101,373

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

Allowance for Credit Losses

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 2, 2021	$6,232	$371	$6,603
Changes in credit loss estimates	(1,097)	360	(737)
Write-offs charged against the allowance	(693)	—	(693)
Balance at October 9, 2021	$4,442	$731	$5,173

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 28, 2019	$2,739	$233	$2,972
Impact of adoption of new credit loss standard (ASU 2016-13)	1,911	259	2,170
Provision for expected credit losses	583	—	583
Write-offs charged against the allowance	(202)	(121)	(323)
Balance at October 3, 2020	$5,031	$371	$5,402

Note 4 – Goodwill and Other Intangible Assets

The Company has three reporting units; however, no goodwill exists within the Retail or Military reporting units. The carrying amount of goodwill recorded within the Food Distribution reporting unit was $181.0 million as of October 9, 2021 and January 2, 2021.

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and licenses for the sale of alcoholic beverages. The carrying amount of indefinite-lived intangible assets was $67.6 million as of October 9, 2021 and January 2, 2021.

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

Note 5 – Restructuring and Asset Impairment

The following table provides the activity of reserves for closed properties for the 40-week period ended October 9, 2021. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Reserves for Closed Properties
	Lease
	Ancillary
(In thousands)	Costs	Severance	Total
Balance at January 2, 2021	$3,349	$114	$3,463
Provision for closing charges	1,410	—	1,410
Provision for severance	—	357	357
Lease termination adjustments	(220)	—	(220)
Changes in estimates	(44)	—	(44)
Accretion expense	74	—	74
Payments	(1,027)	(433)	(1,460)
Balance at October 9, 2021	$3,542	$38	$3,580

Restructuring and asset impairment, net in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		40 Weeks Ended
	October 9,	October 3,	October 9,	October 3,
(In thousands)	2021	2020	2021	2020
Asset impairment charges (a)	$207	$6,767	$3,783	$16,411
Provision for closing charges	—	—	1,410	325
Gain on sales of assets related to closed facilities (b)	(358)	—	(2,544)	(31)
Provision for severance (c)	233	—	357	2,205
Other costs associated with site closures (d)	196	2	507	1,649
Changes in estimates (e)	15	(226)	(44)	(104)
Lease termination adjustments (f)	(488)	—	(488)	—
Total	$(195)	$6,543	$2,981	$20,455

(a) Asset impairment charges in the current year were incurred primarily in the Retail segment and relate to current year store closures and previously closed locations, as well as site closures in connection with the Company’s supply chain transformation within the Food Distribution segment. Prior year charges were incurred primarily within the Food Distribution segment and related to the evaluation of the expected net proceeds from the sale of the Fresh Kitchen facility, the exit of the Fresh Cut business, and the sale of equipment related to both Fresh Cut and Fresh Kitchen, which totaled $9.1 million. Due to a decision in the prior year to abandon a tradename within the Food Distribution segment an impairment charge of $7.0 million was recognized.

(b) Gain on sales of assets in the current year primarily relate to sales of pharmacy customer lists, equipment, and real estate associated with store closings in the Retail segment, in addition to gains on sale of vacant land in the Military segment.

(c) Severance in the current year relates to the closure of distribution centers in the Food Distribution segment as well as Retail store closings. In the prior year, severance was related to the exit of the Fresh Cut business.

(d) Other costs in the current year primarily relates to Retail and Food Distribution site closures and restructuring activities. In the prior year, other costs primarily related to the Fresh Cut business and Retail store closings.

(e) Changes in estimates primarily relate to revised estimates for turnover and other lease ancillary costs associated with previously closed locations due to favorable dispute resolutions with landlords and fluctuations in the amount of certain ancillary costs.

(f) Lease termination adjustments relate to the gain recognized to terminate a lease agreement in the current year, which includes a $0.3 million write-off of the lease liability and $0.2 million of lease ancillary costs included in the reserve for closed properties.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6. In the current year, assets with a book value of $27.5 million were measured at a fair value of $23.7 million, resulting in impairment charges of $3.8 million. In the prior year, in connection primarily with the Company’s exit of the Fresh Cut operations and planned sales of certain Fresh Kitchen equipment assets, long-lived assets with a book value of $53.6 million were measured at a fair value of $44.2 million, resulting in impairment charges of $9.4 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. Assets classified as held for sale in the condensed consolidated balance sheet are valued at the expected net proceeds. The Fresh Kitchen facility, which was classified as held for sale as of January 2, 2021, was sold in the first quarter of 2021 for proceeds of $20.5 million.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. See Notes 4 and 5 for discussion of the fair value measurements related to long- or indefinite-lived asset impairment charges. At October 9, 2021 and January 2, 2021 the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	October 9,	January 2,
(In thousands)	2021	2021
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$5,680	$5,135
Long-term debt and finance lease liabilities	401,517	485,381
Total book value of debt instruments	407,197	490,516
Fair value of debt instruments, excluding debt financing costs	412,680	497,941
Excess of fair value over book value	$5,483	$7,425

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

On March 10, 2021, the United States Congress passed the American Rescue Plan Act of 2021 (the “Act”), which provides financial relief to certain failing multiemployer pension plans. In accordance with the interim guidance issued by the Pension Benefit Guaranty Corporation on July 9, 2021, the Act is designed to prevent such plans from becoming insolvent for the next 30 years. The Central States Plan, which is in a critical and declining status, is expected to apply and qualify for relief under the Act when the filing period opens during the first half of fiscal year 2022. As a result, the legislation and the available relief will alleviate the risk of insolvency of the Plan for the next 30 years, and related potential adverse impacts to the Company.

Note 8 – Associate Retirement Plans

During the 12- and 40- week periods ended October 9, 2021, the Company recognized net periodic postretirement benefit costs of $0.2 million and $0.5 million, respectively, related to the SpartanNash Retiree Medical Plan (“Retiree Medical Plan”). During the 12- and 40- week periods ended October 3, 2020, the Company recognized net periodic postretirement benefit costs of $0.1 million and $0.5 million, respectively, related to the Retiree Medical Plan. In the first quarter of the prior year, the Company realized a gain of $1.0 million related to a refund from the annuity provider associated with the final reconciliation of participant data of the terminated SpartanNash Company Pension Plan. Substantially all of these amounts are included in “Other, net” in the condensed consolidated statements of earnings.

The Company expects to make total contributions of approximately $0.5 million in 2021 to the Retiree Medical Plan and has made $0.3 million in the year-to-date period. The Company’s retirement programs also include defined contribution plans providing contributory benefits, as well as executive compensation plans for a select group of management personnel and/or highly compensated associates.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company’s contributions during the 12-week periods ended October 9, 2021 and October 3, 2020 were $2.2 million and $2.5 million, respectively. The Company’s contributions during the 40-week periods ended October 9, 2021 and October 3, 2020 were $10.3 million and $10.6 million, respectively. See Note 7 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 9 – Income Taxes

The effective income tax rate was 23.1% and 21.8% for the 12 weeks ended October 9, 2021 and October 3, 2020, respectively. The effective income tax rate was 24.5% and 10.5% for the 40 weeks ended October 9, 2021 and October 3, 2020, respectively. The differences from the federal statutory rate in the current year were primarily due to state taxes and the limitations on the deductibility of executive compensation, partially offset by federal tax credits. In the prior year, the difference from the federal statutory rate was primarily the result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, and related tax planning in the 40-week period, as well as federal tax credits, partially offset by state taxes, limitations on the deductibility of executive compensation, and the impacts of stock-based compensation in both the 12- and 40- week periods.

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

Share-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Restricted stock expense	$920	$1,033	$5,977	$5,279
Income tax benefit	(253)	(289)	(1,483)	(564)
Restricted stock expense, net of tax	$667	$744	$4,494	$4,715

The following table summarizes activity in the stock incentive plans for the 40 weeks ended October 9, 2021:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Awards	Fair Value
Outstanding at January 2, 2021	973,948	$17.72
Granted	560,352	18.94
Vested	(388,403)	19.81
Cancelled/Forfeited	(112,930)	18.26
Outstanding at October 9, 2021	1,032,967	$17.54

As of October 9, 2021, total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock incentive plans is $8.2 million and is expected to be recognized over a weighted average period of 2.3 years.

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

Share-based payment expense recognized as a reduction of “Net sales” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Warrant expense	$403	$—	$1,478	$—
Income tax benefit	(28)	—	(121)	—
Warrant expense, net of tax	$375	$—	$1,357	$—

The following table summarizes stock warrant activity for the 40 weeks ended October 9, 2021:

Warrant
Outstanding and nonvested at January 2, 2021	4,349,817
Vested	326,238
Outstanding and nonvested at October 9, 2021	4,023,579

As of October 9, 2021, total unrecognized cost related to non-vested warrant shares was $21.2 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 6.0 years. Additionally, 1,413,693 warrant shares are vested and exercisable. As of October 9, 2021, nonvested warrant shares had an intrinsic value of $20.5 million, and vested warrant shares had an intrinsic value of $7.2 million.

Note 11 – Earnings Per Share

Outstanding nonvested restricted stock awards under the 2015 Stock Incentive Plan contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. Awards under the 2020 Stock Incentive Plan do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities. There were no stock warrants outstanding during the 12- and 40- week periods ended October 3, 2020. The dilutive impact of both the restricted stock awards and warrants are presented below, as applicable. The following table sets forth the computation of basic and diluted net earnings per share:

	12 Weeks Ended		40 Weeks Ended
(In thousands, except per share amounts)	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Numerator:
Net earnings	$15,176	$19,952	$51,506	$63,821
Adjustment for earnings attributable to participating securities	(264)	(494)	(999)	(1,577)
Net earnings used in calculating earnings per share	$14,912	$19,458	$50,507	$62,244
Denominator:
Weighted average shares outstanding, including participating securities	35,525	35,730	35,671	35,900
Adjustment for participating securities	(618)	(884)	(692)	(887)
Shares used in calculating basic earnings per share	34,907	34,846	34,979	35,013
Effect of dilutive restricted stock awards	94	1	54	—
Effect of dilutive stock warrant	197	—	146	—
Shares used in calculating diluted earnings per share	35,198	34,847	35,179	35,013
Basic earnings per share	$0.43	$0.56	$1.44	$1.78
Diluted earnings per share	$0.42	$0.56	$1.44	$1.78

Note 12 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	40 Weeks Ended
(In thousands)	October 9, 2021	October 3, 2020
Non-cash investing activities:
Capital expenditures included in accounts payable	$2,268	$2,604
Operating lease asset additions	29,448	22,805
Finance lease asset additions	2,665	3,026
Non-cash financing activities:
Dividends declared but unpaid	372	65
Recognition of operating lease liabilities	29,448	22,805
Recognition of finance lease liabilities	2,665	3,026
Other supplemental cash flow information:
Cash paid for interest	9,464	15,148

Note 13 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Retail	Military	Total
12 Weeks Ended October 9, 2021
Net sales to external customers	$1,031,315	$608,737	$433,201	$2,073,253
Inter-segment sales	250,055	154	—	250,209
Acquisition and integration	—	101	—	101
Restructuring and asset impairment	36	137	(368)	(195)
Depreciation and amortization	7,954	10,633	3,176	21,763
Operating earnings (loss)	9,969	16,802	(4,040)	22,731
Capital expenditures	7,895	4,971	2,253	15,119

12 Weeks Ended October 3, 2020
Net sales to external customers	$1,012,204	$596,659	$451,953	$2,060,816
Inter-segment sales	247,968	—	—	247,968
Acquisition and integration	—	242	—	242
Restructuring and asset impairment	6,538	5	—	6,543
Depreciation and amortization	7,413	10,489	2,956	20,858
Operating earnings (loss)	9,191	22,318	(2,511)	28,998
Capital expenditures	5,223	9,302	746	15,271

40 Weeks Ended October 9, 2021
Net sales to external customers	$3,421,923	$1,968,158	$1,447,531	$6,837,612
Inter-segment sales	830,313	572	—	830,885
Acquisition and integration	—	281	—	281
Restructuring and asset impairment	799	2,550	(368)	2,981
Depreciation and amortization	25,348	35,559	10,353	71,260
Operating earnings (loss)	47,793	43,705	(12,651)	78,847
Capital expenditures	22,288	22,648	10,021	54,957

40 Weeks Ended October 3, 2020
Net sales to external customers	$3,471,561	$2,010,483	$1,619,329	$7,101,373
Inter-segment sales	845,988	—	—	845,988
Acquisition and integration	—	242	—	242
Restructuring and asset impairment	19,222	1,233	—	20,455
Depreciation and amortization	24,934	34,570	9,480	68,984
Operating earnings (loss)	34,990	59,416	(9,406)	85,000
Capital expenditures	16,619	24,492	4,769	45,880

	October 9,	January 2,
(In thousands)	2021	2021
Total Assets
Food Distribution	$1,105,679	$1,112,961
Retail	738,347	763,876
Military	398,654	400,554
Total	$2,242,680	$2,277,391

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

As of the end of the third quarter, the Company’s Retail segment operated 147 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets, D&W Fresh Market, VG’s Grocery, and Dan’s Supermarket. The Company also offered pharmacy services in 92 of its corporate owned retail stores and operated 36 fuel centers. The retail stores have a “neighborhood market” focus to distinguish them from supercenters and limited assortment stores. The Company’s Customer Growth strategy is focused on meeting changing customer needs and preferences through a data-based decision-making process, while also increasing customer satisfaction through quality, service and convenience.

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

2021 Third Quarter Highlights

Key financial and operational highlights for the third quarter include the following:

•

Net sales increased 0.6% to $2.07 billion from $2.06 billion in the prior year quarter. Food Distribution segment sales increased 1.9% compared to the prior year quarter and increased 9.8% compared to the third quarter of 2019. Retail comparable store sales increased 3.1% in the third quarter, and experienced growth of 13.5% on a two-year basis. Net sales for Military declined 4.1% compared to the prior year quarter and decreased 13.2% compared to the third quarter of 2019.

•	The Company continued to deliver improvements in margin with a year-over-year increase in consolidated gross profit rates from 15.8% to 15.9% for the third quarter.
•	The Company generated cash from operating activities of $70.4 million during the third quarter, leading to a $47.1 million net pay down of long-term debt.

The Company increased the low end of the fiscal 2021 adjusted EBITDA outlook range. Adjusted EBITDA is now expected to range from $205 to $210 million. The Company also now expects that Retail comparable sales will be negative 1.0% to 2.0% for 2021. Food Distribution sales are still expected to decline 1.0% to 3.0%, while Military Distribution sales are now expected to decline 9.0% to 13.0%.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		40 Weeks Ended		12 Weeks Ended	40 Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020	October 9, 2021	October 9, 2021
Net sales	100.0	100.0	100.0	100.0	0.6	(3.7)
Gross profit	15.9	15.8	15.8	15.3	1.4	(0.5)
Selling, general and administrative	14.8	14.0	14.6	13.8	6.2	1.8
Acquisition and integration	0.0	0.0	0.0	0.0	(58.3)	16.1
Restructuring charges and asset impairment, net	(0.0)	0.3	0.0	0.3	(103.0)	(85.4)
Operating earnings	1.1	1.4	1.2	1.2	(21.6)	(7.2)
Other expenses	0.1	0.2	0.2	0.2	(13.7)	(22.6)
Earnings before income taxes	1.0	1.2	1.0	1.0	(22.7)	(4.3)
Income tax expense	0.2	0.3	0.2	0.1	(18.2)	123.0
Net earnings	0.7	1.0	0.8	0.9	(23.9)	(19.3)

Note: Certain totals do not sum due to rounding.

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			40 Weeks Ended
(In thousands)	October 9, 2021	October 3, 2020	Variance	October 9, 2021	October 3, 2020	Variance
Food Distribution	$1,031,315	$1,012,204	$19,111	$3,421,923	$3,471,561	$(49,638)
Retail	608,737	596,659	12,078	1,968,158	2,010,483	(42,325)
Military	433,201	451,953	(18,752)	1,447,531	1,619,329	(171,798)
Total net sales	$2,073,253	$2,060,816	$12,437	$6,837,612	$7,101,373	$(263,761)

Net sales for the quarter ended October 9, 2021 (the “third quarter”) increased $12.4 million, or 0.6%, to $2.07 billion from $2.06 billion in the quarter ended October 3, 2020 (the “prior year quarter”). Net sales for the year-to-date period ended October 9, 2021 (the “year-to-date period”) decreased $263.8 million, or 3.7%, to $6.84 billion from $7.10 billion in the year-to-date period ended October 3, 2020 (the “prior year-to-date period”). The third quarter increase was attributable to continued growth with certain existing Food Distribution customers and an increase in comparable store sales within the Retail segment, partially offset by lower sales within the Military segment. The decrease in net sales for the year-to-date period was due to favorable prior year sales, attributable to increased consumer demand related to COVID-19, as well as continuation of lower volumes within the Military segment, partially offset by continued growth with certain existing Food Distribution customers.

Food Distribution net sales increased $19.1 million, or 1.9%, to $1.03 billion in the third quarter from $1.01 billion in the prior year quarter. Net sales for the year-to-date period decreased $49.6 million, or 1.4%, to $3.42 billion in the year-to-date period from $3.47 billion in the prior year-to-date period. The third quarter increase was attributable to continued growth with certain existing Food Distribution customers, and the favorable impact of inflation. The decrease in the year-to-date period was due to favorable prior year sales attributable to increased consumer demand related to COVID-19, as well as impacts from the Company’s decision to exit its Fresh Production business, which accounted for a $21.7 million decline in segment revenues from the prior year-to-date period, partly offset by continued growth with certain existing Food Distribution customers and the favorable impact of inflation.

Retail net sales increased $12.1 million, or 2.0%, to $608.7 million in the third quarter from $596.7 million in the prior year quarter. Net sales for the year-to-date period decreased $42.3 million, or 2.1%, from $2.01 billion in the prior year-to-date period to $1.97 billion. The third quarter increase was primarily due to increases in comparable store sales and fuel sales in the current year, partially offset by store closures. The year-to-date decrease in net sales was primarily due to cycling favorable prior year sales attributable to increased consumer demand related to COVID-19, partially offset by an increase in fuel sales. Comparable store sales increased 3.1% for the quarter and decreased 2.7% for the year. On a two-year comparable store basis, sales increased 13.5% and 11.4% during the quarter and year-to-date periods, respectively. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Sales are compared to the same store’s operations from the prior year period for purposes of calculation of comparable store sales, or to the same store’s operations from the period two years ago in the case of a two-year comparison. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Military net sales decreased $18.8 million, or 4.1%, to $433.2 million in the third quarter from $452.0 million in the prior year quarter. Net sales for the year-to-date period decreased $171.8 million, or 10.6%, from $1.62 billion in the prior year-to-date period to $1.45 billion. The third quarter decrease was primarily related to a reduction in export sales as a result of cycling the prior year quarter’s increased consumer demand, coupled with supply chain challenges at international shipping ports in the current year quarter, in addition to the continuation of lower volumes at domestic commissaries. The year-to-date decrease was primarily due to the continuation of lower volumes at domestic commissaries following base access and shopping restrictions implemented in the prior year, in addition to a reduction in export sales as a result of the prior year’s increased consumer demand related to the COVID-19 pandemic, coupled with supply chain challenges at ports in the current year.

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

Gross profit increased $4.7 million, or 1.4%, to $329.5 million in the third quarter from $324.8 million in the prior year quarter. As a percent of net sales, gross profit was 15.9% compared to 15.8% in the prior year quarter. Gross profit for the year-to-date period decreased $5.6 million, or 0.5%, from $1.09 billion in the prior year-to-date period to $1.08 billion in the current year. As a percent of net sales, gross profit for the year-to-date period was 15.8% compared to 15.3% in the prior year-to-date period. The changes in the gross profit rate were driven by inflation within the Food Distribution and Military segments, partially offset by LIFO expense, as well as increases in the proportion of margin accretive Retail and Food Distribution segment sales.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation (to the extent not included in cost of sales), out-bound freight and other administrative expenses.

SG&A expenses for the third quarter increased $17.8 million, or 6.2%, to $306.8 million from $289.0 million in the prior year quarter, representing 14.8% of net sales in the third quarter compared to 14.0% in the prior year quarter. SG&A expenses for the year-to-date period increased $18.0 million, or 1.8% from $981.1 million in the prior year-to-date period to $999.0 million and increased from 13.8% as a percentage of net sales in the prior year-to-date period to 14.6% in the current year-to-date period. The increases in expenses as a rate of sales were due to a higher rate of supply chain expenses primarily in the Food Distribution segment and increases in corporate administrative costs.

Acquisition and Integration – Acquisition and integration expenses for the third quarter and year-to-date periods ended October 9, 2021 were $0.1 million and $0.3 million, respectively. Acquisition and integration expenses were $0.2 million for both the third quarter and year-to-date periods ended October 3, 2020. Activities in both years are mainly associated with the integration of Martin’s Super Markets.

Restructuring and Asset Impairment – Third quarter and prior year quarter results included income of $0.2 million and charges of $6.5 million, respectively, of restructuring and asset impairment activity. The year-to-date period and the prior year-to-date period included charges of $3.0 million and $20.5 million, respectively. The current quarter and current year-to-date amounts consist primarily of asset impairment and retail store closing charges, partially offset by gains on the sale of pharmacy customer lists, equipment, and real estate associated with store closings, as well as the termination of a lease within Food Distribution, and the sale of real estate within the Military segment. The prior year quarter and prior year-to-date activity consists primarily of asset impairment charges and severance costs related to the restructuring of the Company’s Fresh Production business, an asset impairment charge related to the decision to abandon a tradename within the Food Distribution segment, as well as retail store closing charges.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss).

	12 Weeks Ended			40 Weeks Ended
(In thousands)	October 9, 2021	October 3, 2020	Variance	October 9, 2021	October 3, 2020	Variance
Food Distribution	$9,969	$9,191	$778	$47,793	$34,990	$12,803
Retail	16,802	22,318	(5,516)	43,705	59,416	(15,711)
Military	(4,040)	(2,511)	(1,529)	(12,651)	(9,406)	(3,245)
Total operating earnings	$22,731	$28,998	$(6,267)	$78,847	$85,000	$(6,153)

Operating earnings decreased $6.3 million, or 21.6% to $22.7 million in the third quarter from $29.0 million in the prior year quarter. Operating earnings for the year-to-date period decreased $6.2 million, or 7.2%, to $78.8 million from $85.0 million in the prior year-to-date period. The decreases were primarily due to higher labor and transportation costs across the supply chain network related to the ongoing tight labor conditions, and higher corporate administrative costs, partly offset by lower asset impairment and restructuring charges and improved margin rates.

Food Distribution operating earnings increased $0.8 million, or 8.5%, to $10.0 million in the third quarter from $9.2 million in the prior year quarter. Operating earnings for the year-to-date period increased $12.8 million, or 36.6%, to $47.8 million from $35.0 million in the prior year-to-date period. During the prior year quarter, the Company made the decision to abandon a tradename within this segment, resulting in an impairment of $7.0 million of the associated indefinite-lived tradename asset. The increase in the third quarter operating earnings for Food Distribution was due to cycling this asset impairment charge, as well as increased earnings due to the growth in net sales and gross profit rate, mostly offset by increases in supply chain expenses. The growth in the gross profit rate was driven primarily by an increase in average sales price due to inflation, partially offset by an increase in LIFO expense. The increase in the year-to-date period was due to favorable margin rates and lower asset impairment and restructuring charges, partially offset by a higher rate of supply chain expenses and lower sales volume.

Retail operating earnings decreased $5.5 million, or 24.7% to $16.8 million in the third quarter from $22.3 million in the prior year quarter. Operating earnings for the year-to-date period decreased $15.7 million, or 26.4%, to $43.7 million from $59.4 million in the prior year-to-date period. The decrease in the third quarter operating earnings was due to lower gross margin rates driven by lower fuel margins, cycling favorable prior year inventory shrink, and reduced vendor promotional activity in the current quarter, partially offset by the increase in net sales. The decrease in year-to-date operating earnings was primarily attributable to reduced margin rates and a decrease in sales volume.

Military operating loss increased $1.5 million, or 60.9% to $4.0 million in the third quarter from $2.5 million in the prior year quarter. Operating loss for the year-to-date period increased $3.2 million, or 34.5%, to $12.7 million from $9.4 million in the prior year-to-date period. The third quarter increase in operating loss were due to decreases in net sales and a higher rate of supply chain expense, partially offset by improvements in gross margin rates. The year-to-date increase was primarily attributable to a decrease in net sales, a higher rate of supply chain expense, partially offset by improvements in gross margin rates.

Interest Expense – Interest expense decreased $0.5 million, or 14.3%, to $3.0 million in the third quarter from $3.5 million in the prior year quarter. Interest expense for the year-to-date period decreased $3.9 million, or 26.6% from $14.8 million in the prior year-to-date period to $10.9 million. The third quarter decrease in interest expense was due to significant decreases in the average debt balance. The year-to-date decrease in interest expense was due to rate cuts implemented by the Federal Reserve during the prior year, as well as significant decreases in the average debt balance.

Income Taxes – The effective income tax rates were 23.1% and 21.8% for the third quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective income tax rates were 24.5% and 10.5%, respectively. The differences from the federal statutory rate in the current year were primarily due to state taxes and the limitations on the deductibility of executive compensation, partially offset by federal tax credits. In the prior year, the differences from the federal statutory rate were primarily as a result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and related tax planning in the 40- week period, as well as federal tax credits, partially offset by state taxes, limitations on the deductibility of executive compensation, and the impacts of stock-based compensation in both the 12- and 40- week periods.

On March 27, 2020, the U.S. government enacted tax legislation to provide economic stimulus and support businesses and individuals during the COVID-19 pandemic, referred to as the CARES Act. In connection with the CARES Act, the Company recorded a net discrete income tax benefit of $9.3 million in 2020, associated with the additional deductibility of certain expenses combined with provisions which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act, when the federal statutory income tax rate was 35%. In the first quarter of 2021, the Company received tax refunds totaling $25.7 million related to the amended prior year returns.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 12 and 40 weeks ended October 9, 2021 and October 3, 2020.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Operating earnings	$22,731	$28,998	$78,847	$85,000
Adjustments:
Acquisition and integration	101	242	281	242
Restructuring and asset impairment, net	(195)	6,543	2,981	20,455
Costs associated with Project One Team	—	—	—	493
Organizational realignment, net	—	—	589	—
Expenses associated with tax planning	—	(15)	—	82
Severance associated with cost reduction initiatives	239	40	377	5,121
Fresh Cut operating losses	—	—	—	2,262
Adjusted operating earnings	$22,876	$35,808	$83,075	$113,655

Following is a reconciliation of operating earnings (loss) by segment for the 12 and 40 weeks ended October 9, 2021 and October 3, 2020.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Food Distribution:
Operating earnings	$9,969	$9,191	$47,793	$34,990
Adjustments:
Restructuring and asset impairment, net	36	6,538	799	19,222
Costs associated with Project One Team	—	—	—	265
Organizational realignment, net	—	—	287	—
Expenses associated with tax planning	—	(8)	—	44
Severance associated with cost reduction initiatives	143	—	246	3,143
Fresh Cut operating losses	—	—	—	2,262
Adjusted operating earnings	$10,148	$15,721	$49,125	$59,926
Retail:
Operating earnings	$16,802	$22,318	$43,705	$59,416
Adjustments:
Acquisition and integration	101	242	281	242
Restructuring and asset impairment, net	137	5	2,550	1,233
Costs associated with Project One Team	—	—	—	164
Organizational realignment, net	—	—	215	—
Expenses associated with tax planning	—	(5)	—	27
Severance associated with cost reduction initiatives	69	9	98	1,441
Adjusted operating earnings	$17,109	$22,569	$46,849	$62,523
Military:
Operating loss	$(4,040)	$(2,511)	$(12,651)	$(9,406)
Adjustments:
Restructuring and asset impairment, gain	(368)	—	(368)	—
Costs associated with Project One Team	—	—	—	64
Organizational realignment, net	—	—	87	—
Expenses associated with tax planning	—	(2)	—	11
Severance associated with cost reduction initiatives	27	31	33	537
Adjusted operating loss	$(4,381)	$(2,482)	$(12,899)	$(8,794)

Adjusted Earnings from Continuing Operations

Adjusted earnings from continuing operations is a non-GAAP operating financial measure that the Company defines as net earnings plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for the 12 and 40 weeks ended October 9, 2021 and October 3, 2020.

	12 Weeks Ended
	October 9, 2021		October 3, 2020
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$15,176	$0.42	$19,952	$0.56
Adjustments:
Acquisition and integration	101		242
Restructuring and asset impairment, net	(195)		6,543
Expenses associated with tax planning	—		(15)
Severance associated with cost reduction initiatives	239		40
Total adjustments	145		6,810
Income tax effect on adjustments (a)	(36)		(1,830)
Impact of CARES Act (b)	—		212
Total adjustments, net of taxes	109	0.01	5,192	0.14	*
Adjusted earnings from continuing operations	$15,285	$0.43	$25,144	$0.70

	40 Weeks Ended
	October 9, 2021			October 3, 2020
		per diluted			per diluted
(In thousands, except per share amounts)	Earnings	share		Earnings	share
Net earnings	$51,506	$1.44		$63,821	$1.78
Adjustments:
Acquisition and integration	281			242
Restructuring and asset impairment, net	2,981			20,455
Costs associated with Project One Team	—			493
Organizational realignment, net	589			—
Expenses associated with tax planning	—			82
Severance associated with cost reduction initiatives	377			5,121
Fresh Cut operating losses	—			2,262
Pension termination	—			(1,004)
Total adjustments	4,228			27,651
Income tax effect on adjustments (a)	(1,060)			(6,827)
Impact of CARES Act (b)	—			(9,298)
Total adjustments, net of taxes	3,168	0.08	*	11,526	0.32
Adjusted earnings from continuing operations	$54,674	$1.52		$75,347	$2.10
* Includes rounding

(a)	The income tax effect on adjustments is computed by applying the effective tax rate, before discrete tax items, to the total adjustments for the period.
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

Following is a reconciliation of net earnings to adjusted EBITDA for the 12 and 40 weeks ended October 9, 2021 and October 3, 2020.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Net earnings	$15,176	$19,952	$51,506	$63,821
Income tax expense	4,551	5,564	16,757	7,513
Other expenses, net	3,004	3,482	10,584	13,666
Operating earnings	22,731	28,998	78,847	85,000
Adjustments:
LIFO expense	5,887	387	10,444	3,158
Depreciation and amortization	21,763	20,858	71,260	68,611
Acquisition and integration	101	242	281	242
Restructuring and asset impairment, net	(195)	6,543	2,981	20,455
Costs associated with Project One Team	—	—	—	493
Organizational realignment, net	—	—	589	—
Severance associated with cost reduction initiatives	239	40	377	5,121
Stock-based compensation	920	1,033	6,084	5,181
Stock warrant	403	—	1,478	—
Non-cash rent	(994)	(1,188)	(2,980)	(3,981)
Fresh Cut operating losses	—	—	—	2,262
Loss (gain) on disposal of assets	49	35	(213)	3,462
Other non-cash charges	570	94	1,528	193
Adjusted EBITDA	$51,474	$57,042	$170,676	$190,197

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA by segment for the 12- and 40- weeks ended October 9, 2021 and October 3, 2020.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Food Distribution:
Operating earnings	$9,969	$9,191	$47,793	$34,990
Adjustments:
LIFO expense	3,760	295	6,180	1,684
Depreciation and amortization	7,954	7,413	25,348	24,561
Restructuring and asset impairment, net	36	6,538	799	19,222
Costs associated with Project One Team	—	—	—	265
Organizational realignment, net	—	—	287	—
Severance associated with cost reduction initiatives	143	—	246	3,143
Stock-based compensation	407	522	2,772	2,524
Stock warrant	403	—	1,478	—
Non-cash rent	208	31	1,125	125
Fresh Cut operating losses	—	—	—	2,262
Loss (gain) on disposal of assets	4	(6)	(95)	1,613
Other non-cash charges	364	52	881	103
Adjusted EBITDA	$23,248	$24,036	$86,814	$90,492
Retail:
Operating earnings	$16,802	$22,318	$43,705	$59,416
Adjustments:
LIFO expense	690	(15)	1,582	586
Depreciation and amortization	10,633	10,489	35,559	34,570
Acquisition and integration	101	242	281	242
Restructuring and asset impairment, net	137	5	2,550	1,233
Costs associated with Project One Team	—	—	—	164
Organizational realignment, net	—	—	215	—
Severance associated with cost reduction initiatives	69	9	98	1,441
Stock-based compensation	371	364	2,241	1,756
Non-cash rent	(1,116)	(1,134)	(3,813)	(3,818)
Loss (gain) on disposal of assets	24	34	(101)	1,905
Other non-cash charges	147	30	461	64
Adjusted EBITDA	$27,858	$32,342	$82,778	$97,559
Military:
Operating loss	$(4,040)	$(2,511)	$(12,651)	$(9,406)
Adjustments:
LIFO expense	1,437	107	2,682	888
Depreciation and amortization	3,176	2,956	10,353	9,480
Restructuring and asset impairment, gain	(368)	—	(368)	—
Costs associated with Project One Team	—	—	—	64
Organizational realignment, net	—	—	87	—
Severance associated with cost reduction initiatives	27	31	33	537
Stock-based compensation	142	147	1,071	901
Non-cash rent	(86)	(85)	(292)	(288)
Loss (gain) on disposal of assets	21	7	(17)	(56)
Other non-cash charges	59	12	186	26
Adjusted EBITDA	$368	$664	$1,084	$2,146

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	40 Weeks Ended
(In thousands)	October 9, 2021	October 3, 2020
Cash flow activities
Net cash provided by operating activities	$143,953	$223,832
Net cash used in investing activities	(24,051)	(35,536)
Net cash used in financing activities	(115,160)	(185,565)
Net increase in cash and cash equivalents	4,742	2,731
Cash and cash equivalents at beginning of the period	19,903	24,172
Cash and cash equivalents at end of the period	$24,645	$26,903

Net cash provided by operating activities. Net cash provided by operating activities decreased $79.9 million in the current year-to-date period compared to the prior year-to-date period. In the prior year, significant increases in sales volume related to the COVID-19 pandemic resulted in incremental earnings, as well as a net reduction in working capital, which benefited operating cash flows.

Net cash used in investing activities. Net cash used in investing activities decreased $11.5 million in the current year compared to the prior year primarily due to significant proceeds from the sale of fixed assets in the current year, partially offset by an increase in capital expenditures in the current year.

Capital expenditures were $55.0 million in the current year and cloud computing application development spend, which is included in operating activities, was $7.0 million, compared to capital expenditures of $45.9 million and cloud computing application development spend of $7.7 million in the prior year. The Company expects fiscal year 2021 capital expenditures and cloud computing application development spend to range from $80.0 million to $90.0 million. The Food Distribution, Retail and Military segments utilized 40.6%, 41.2% and 18.2% of capital expenditures, respectively, in the current year.

Net cash used in financing activities. Net cash used in financing activities decreased $70.4 million in the current year compared to the prior year, primarily due to higher net payments on the senior credit facility in the prior year.

Debt Management

Total debt, including finance lease liabilities, was $404.1 million and $486.4 million as of October 9, 2021 and January 2, 2021, respectively. The decrease in total debt was due to payments on the senior credit facility from cash provided by operating activities.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of October 9, 2021, the senior secured credit facility had outstanding borrowings of $358.7 million. Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $486.4 million at October 9, 2021. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $16.1 million were outstanding as of October 9, 2021. The credit facility matures December 18, 2023 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.43-to-1 at October 9, 2021 compared to 1.47-to-1 at January 2, 2021, and its investment in working capital was $305.2 million at October 9, 2021 compared to $325.2 million at January 2, 2021. The net long-term debt to total capital ratio was 0.33-to-1 at October 9, 2021 compared to 0.39-to-1 at January 2, 2021.

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

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of October 9, 2021 and January 2, 2021.

	October 9,	January 2,
(In thousands)	2021	2021
Current portion of long-term debt and finance lease liabilities	$5,680	$5,135
Long-term debt and finance lease liabilities	398,465	481,309
Total debt	404,145	486,444
Cash and cash equivalents	(24,645)	(19,903)
Net long-term debt	$379,500	$466,541

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021. At October 9, 2021, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the quarter ended October 9, 2021, the Company declared $7.3 million in dividends. A 3.9% increase in the quarterly dividend rate from $0.1925 per share to $0.20 per share was approved by the Board of Directors and announced on March 5, 2021. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond October 9, 2021. These commitments consist primarily of purchase commitments (as disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021), standby letters of credit of $16.1 million as of October 9, 2021, and interest on long-term debt and finance lease liabilities.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Item 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021 should be reviewed as they are integral to understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors. The accompanying financial statements are prepared using the same critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of October 9, 2021 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO and CFO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. During the third quarter of 2021 there were no changes in SpartanNash’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2017, the Board authorized a publicly announced $50 million share repurchase program, expiring in 2022. There were not any common stock share repurchases made under this program during the third quarter of 2021. At October 9, 2021, $29.7 million remains available under the program. Repurchases of common stock may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

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

10.1	Executive Separation Agreement between SpartanNash Company and Kathleen Mahoney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 9, 2021, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: November 12, 2021	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer