Form 10-K
period 2022-01-01
SpartanNash Co
filed 2022-03-02
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 1, 2022.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the Nasdaq Global Select Market on July 16, 2021 (which was the last trading day of the registrant’s second quarter in the fiscal year ended January 1, 2022) was $659,681,465.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 28, 2022 was 35,921,684, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Definitive Proxy Statement for the 2022 Annual Meeting

Forward-Looking Statements

The matters discussed in this Annual Report on Form 10-K, in the Company’s press releases and in the Company’s website-accessible conference calls with analysts and investor presentations include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of SpartanNash Company and subsidiaries (“SpartanNash” or the “Company”). These forward-looking statements are identifiable by words or phrases indicating that SpartanNash or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “may,” “could,” “should,” “will” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that the Company is “positioned” for a particular result, or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. The Company’s asset impairment and restructuring cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of the Annual Report, other report, release, presentation, or statement.

There are many important factors that could cause actual results to differ materially. These risks and uncertainties include those listed in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and risks and uncertainties not presently known to the Company or that the Company currently deems immaterial. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur or information obtained after the date of this Annual Report.

PART I

Item 1.  Business

Overview

SpartanNash Company (together with its subsidiaries, “SpartanNash” or the “Company”) is a food solutions company that delivers the ingredients for a better life through customer-focused innovation. Its core businesses include distributing grocery products to a diverse group of independent and chain retailers, its corporate-owned retail stores, and U.S. military commissaries and exchanges; as well as operating a premier fresh produce distribution network and the Our Family® private label brand. SpartanNash serves customer locations in all 50 states and the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Iraq, Kuwait, Bahrain, Qatar and Djibouti. The Company owns 145 supermarkets and shares its operational insights to drive solutions for its food retail customers. The Company operates three reportable segments: Food Distribution, Retail and Military. While the Company supports overseas commissaries and exchanges, all of the Company’s sales and assets are in the United States of America.

The Company’s fiscal year end is the Saturday closest to December 31. In this report we discuss information as of and for the fiscal years ending or ended December 31, 2022 ("2022"), January 1, 2022 (“2021” or “current year”), January 2, 2021 (“2020” or “prior year”) and December 28, 2019 (“2019”), all of which include 52 weeks, with the exception of 2020, which includes 53 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and usually includes the Easter holiday. Fiscal 2020 contains 53 weeks; therefore, the fourth quarter of fiscal 2020 contains 13 weeks. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

The Company’s differentiated business model of Food Distribution, Retail and Military operations leverages the complementary nature of each segment and supports the ability of the Company’s independent retailers to compete in the grocery industry in the long-term. The model produces operational efficiencies, greater visibility and broader business growth options throughout each of the segments.

SpartanNash has redefined its strategic identity around a Winning Recipe that looks to activate its mission to deliver the ingredients for a better life through a renewed focus on core capabilities, behaviors and strategic priorities. SpartanNash has a keen focus on its core capabilities which include: people, operational excellence and insights that drive solutions. The Company’s vision is seeing a day when its customers say, “I can’t live without them.”

Food Distribution Segment

The Company’s Food Distribution segment uses a multi-channel sales approach to distribute grocery products to independent retailers, national retailers, food service distributors, e-commerce providers, and the Company’s corporate owned retail stores. Total net sales from the Company’s Food Distribution segment, including sales to corporate owned retail stores that are eliminated in the consolidated financial statements, totaled $5.6 billion for 2021. As of the end of 2021, the Company is among the top five largest wholesale distributors in the nation in terms of annual revenue. The Company is focused on growth in its Food Distribution segment, through expanded partnerships with existing customers as well as new business.

The Company’s Food Distribution segment supplies grocery products to a diverse group of independent retailers with operations ranging from a single store to regional supermarket chains, food service distributors and the Company’s corporate owned retail stores. As of January 1, 2022, the Company operated in all 50 states by leveraging a platform of 18 distribution centers, as well as internal transportation fleets and third-party shipping partners, servicing the Food Distribution and Military segments. The Company’s extensive geographic reach drives economies of scale and provides opportunities for independent retailers to purchase products at competitive prices in order to effectively compete in the grocery industry in the long-term.

The Company also services national retailers through a variety of platforms and has diversified its customer base through growth with these customers. These national retailers partner with the Company to centralize their supply of grocery products or product categories, and to leverage the Company’s broad geographic reach. Sales to one of the Company’s customers in the Food Distribution segment accounted for 17% of consolidated net sales for 2021, 2020 and 2019. No other individual customer exceeded 10% of consolidated net sales in any of the years presented.

The Company’s ten largest Food Distribution customers (excluding corporate owned retail stores) accounted for approximately 64% of total Food Distribution net sales for 2021. Approximately 90% of Food Distribution net sales for 2021 are covered under supply agreements with customers.

The Company’s Food Distribution segment provides a selection of approximately 65,000 stock-keeping units (SKUs) of nationally branded and private brand grocery products and perishable food products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmacy. These product offerings, along with best-in-class services, allow independent retailers the opportunity to support the majority of their operations with a single supplier. The Company also provides a comprehensive menu of support services designed to assist independent retailers in becoming more profitable, efficient, competitive, and informed, ranging from real estate and site surveys to a full suite of accounting, information technology and merchandising and marketing solutions.

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

Retail Segment

As of January 1, 2022, the Company operates 145 corporate owned retail stores and 36 fuel centers in nine states in the Midwest, primarily under the banners of Family Fare, Martin’s Super Markets, D&W Fresh Market, VG’s Grocery and Dan’s Supermarket. Retail banners and store counts are fully detailed in Item 2, “Properties”. The Company’s corporate owned retail stores range in size from approximately 14,000 to 90,000 square feet, or on average, approximately 45,000 square feet per store.

The Company’s convenience and community-focused strategy distinguishes its corporate owned retail stores from supercenters and limited assortment stores. This is complemented by an e-commerce platform, including Fast Lane and Groceries to GO, which provide online grocery shopping and curbside pickup or delivery at 121 corporate owned retail locations as of January 1, 2022. This channel is highly valued by customers during the COVID-19 pandemic, and continuing to enhance and grow this platform is a key component of the Company’s strategy. The Company makes investments to support its online ordering systems, the speed and convenience of curbside pickup, and the efficiency and completeness of order fulfillment.

The Company’s corporate owned retail stores offer nationally branded and private brand grocery products, as well as perishable food products including dry groceries, produce, dairy products, meat, delicatessen items, including store prepared “grab and go” meal options, bakery goods, frozen food, seafood, floral products, general merchandise, beverages, health and beauty care products and fuel. Sixty-five of the Company’s stores contain franchised Starbucks or Caribou Coffee shops, which enhance the customer experience and help to drive traffic. Private brand grocery products typically generate higher retail margins while also improving customer loyalty by offering quality products at affordable prices.

As of January 1, 2022, the Company offers pharmacy services in 91 of its corporate owned retail stores (81 of the pharmacies are owned) and operates three free-standing pharmacy locations. The Company believes the pharmacy service offering in its corporate owned retail stores is an important part of the consumer experience. Most of the Company’s pharmacies offer certain free medications, along with low-cost generic drugs, and counseling for preventative health and education for its customers. Influenza and COVID-19 vaccinations are available in the pharmacies.

The following chart details the changes in the number of corporate owned retail stores over the last five fiscal years:

	2017	2018	2019	2020	2021
Number of stores at beginning of year	157	145	139	156	156
Stores acquired or constructed during year	—	—	24	1	—
Stores closed or sold during year	12	6	7	1	11
Number of stores at end of year	145	139	156	156	145

Store closures in 2021 were part of the Company’s retail store rationalization initiatives.

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

DeCA operates a chain of 236 commissaries on U.S. military installations across the world that sells approximately $4.0 billion of grocery products annually. The Company distributes grocery products to 160 military commissaries and over 400 exchanges located in 39 states across the United States and the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Iraq, Kuwait, Bahrain, Qatar and Djibouti. The Company’s distribution centers are strategically located among the largest concentration of military bases in the areas the Company serves and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges.

The Company is also the DeCA exclusive worldwide supplier of private brand grocery and related products to all U.S. military commissaries. In accordance with its contract with DeCA, the Company procures the grocery and related products from various manufacturers and upon receiving customer orders from DeCA either delivers the products to the U.S. military commissaries itself or engages CPFD to deliver the products on its behalf. There are nearly 1,000 SKUs of private brand products in the DeCA system as of January 1, 2022.

DeCA contracts with manufacturers to obtain nationally branded products for the commissary system. Manufacturers either deliver the products to the commissaries themselves or, more commonly, contract with distributors such as SpartanNash to deliver the products. The Company obtains distribution contracts with manufacturers through competitive bidding processes and direct negotiations. As of January 1, 2022, the Company has approximately 250 distribution contracts representing approximately 600 manufacturers that supply products to the DeCA commissary system and various exchange systems. Generally, larger contracts or those subject to a request-for-proposal process have definitive durations, whereas smaller contracts generally have indefinite terms; and all contract types allow for termination by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify which commissaries and exchanges to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements, and pricing and payment terms. The Company’s ten largest manufacturer customers represented approximately 52% of the Company’s Military segment sales for 2021.

The Company’s strategies within the Military segment are focused on improving the profitability of its operations through partnering with DeCA and its manufacturer customers to identify growth opportunities and improve gross margins. The current contract to provide DeCA with private branded products expires in April 2022. The Company is currently negotiating a contract extension.

The Company is one of fewer than four distributors in the United States with annual sales to the DeCA commissary system in excess of $100 million that distributes products via the frequent delivery system. The remaining distributors that supply DeCA tend to be smaller regional and local providers. In addition, manufacturers contract with others to deliver certain products, such as baking supplies, produce, delicatessen items, soft drinks and snack items, directly to DeCA commissaries and service exchanges. Because of the low margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic area(s) a distributor serves. As a result, no single distributor in this industry, by itself, has a nationwide presence. Rather, distributors generally concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently. In addition, distributors that operate larger non-military specific distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing distribution centers. The Company believes the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers.

Supply Chain Network

The Company’s distribution network is comprised of 18 distribution centers, which are utilized to service the Food Distribution and Military segments. The Company warehouses product through approximately 8.6 million square feet of distribution center space. The Company operates a fleet with 553 over-the-road tractors, 25 refrigerated straight trucks, 272 dry vans and 1,090 refrigerated trailers. The Company carefully manages the approximate 73 million miles driven by its fleet and third-party carriers annually servicing military commissaries, exchanges, independent retailers, national retailers and corporate owned retail stores.

In 2021, the Company launched and began execution of a comprehensive supply chain improvement initiative. The initiative is focused on executing improvements to supply chain operations across the Company’s network, which are expected to result in sustained efficiencies and cost reductions. The supply chain initiative is focused on making investments in people, process, and technology to support long-term growth and maximize operational efficiencies. The Company is investing in its workforce through an expansion of its onboarding, training and career development programs, and has identified several initiatives aimed at improving associate engagement, customer experience and overall supply chain performance.

The Company is currently improving a robust sales and operations planning process and also continues to optimize its network to enable more effective and efficient operations across the supply chain. The Company will continue to refine its inventory management and control policies and procedures, including item assortment decisions, while also developing dynamic slotting capabilities, in order to improve order selection efficiency and maximize space utilization. Process improvements are also underway in other areas of warehouse operations, including enhancing labor planning tools, refining engineered labor standards, and installing new performance management capabilities to improve productivity.

System enhancements in the areas of forecasting and replenishment will support the strategic optimization of inventory, allowing for improved service levels and warehouse capacities, while also reducing excess inventory and shrink. The Company’s plan to consolidate transportation management information systems will also streamline operations and reduce miles traveled.

Marketing and Merchandizing

During 2021, the Company leveraged data and insights to develop and implement strategies to respond to changes in consumer behavior in relation to the ongoing COVID-19 pandemic with products, meal solutions and marketing tactics in support of each of the Company’s segments. The Company is starting to see many customer behavior changes resulting from the pandemic become more permanent, requiring even deeper use of data and insights to stay abreast and drive performance.

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

While the Company is selectively adding products and services to better meet customers’ changing needs and enhance their experience, the Company is also observing a migration to an overall smaller SKU count as part of a broader industry shift. At the same time CPG companies are beginning to focus on an efficient, more limited assortment. This makes the ongoing review and refinement of the private brand offering and go-to-market strategy even more critical. These changes support the Company’s ongoing review and refinement of the private brand offering and go-to-market strategy and efforts to simplify the brand portfolio and build on the strength of the Company’s flagship brand, Our Family.

The Company has also been building tools and capabilities to enable relevant, personalized content across its digital, social media and mobile channels, including the use of chatbots with artificial intelligence, which provide immediate responses to customers’ frequently asked questions online. Additionally, the Company continues to focus on the growth of its e-commerce platforms and development of the ecosystem, which enable a highly personalized digital shopping experience, while driving operational efficiencies. These enhancements will contribute to the Company’s ability to build longer-term customer loyalty through convenience and value, maintain efficient marketing spend, improve its growth opportunities, and further strengthen its competitive position.

Seasonality

The majority of the Company’s revenues are not seasonal in nature. However, in some geographies, corporate retail stores and independent retail customers are dependent on tourism, and therefore, are affected by seasons and weather patterns.

Suppliers

The Company purchases products from a large number of national, regional and local suppliers of name brand and OwnBrands merchandise. No single supplier accounts for more than 5% of the Company’s purchases. The Company continues to develop strategic relationships with key suppliers and believes this will prove valuable in the development of enhanced promotional programs and consumer value perceptions.

Intellectual Property

The Company owns valuable intellectual property, including trademarks, trade names, and other proprietary information, some of which are of material importance to its business.

Technology

In 2021, the Company focused on foundational IT hardware and digitization efforts across all business segments, including the continued transition to Software as a Service (“SaaS”) technology, where production environments are hosted in the cloud.

Supply Chain. The Company continued its transformational effort to replace its existing transportation systems, including standardization of processes and rationalization of several disparate systems into a single integrated application stack. Additionally, the Company completed the implementation of its automated timekeeping, scheduling, and payroll management processes across its distribution network. These automation initiatives, combined with the workforce investments noted previously, are expected to contribute to improved hiring, retention and productivity. The Company also completed the implementation of an AI forecasting system, which will enhance the Company’s inventory management and shrink reduction processes.

Retail. During 2021, the Company completed the financial integration of its recently acquired Martin’s Super Markets (“Martin’s”) business. The Company is taking additional steps to modernize its retail applications footprint, which began in 2021 with a comprehensive effort to upgrade and digitize its point-of-sale (“POS”) environment. The upgraded POS application includes an integrated feature set which enhances the retail experience both for SpartanNash and its independent customers.

Marketing and Merchandizing. In 2021, the Company continued its implementation of a cloud-based pricing and promotion automation solution. The new technology will provide a vendor portal and workflow management for promotional activities, as well as manage associated vendor billings for all of its customers.

Administrative Systems, Infrastructure and Security. The Company has begun the development and implementation of tools to improve both the efficiency and effectiveness of internal reporting and administrative functions. A centralized cloud-based data analytics solution was implemented to consolidate the Company’s analysis and reporting platforms, which brings advanced data analytics capabilities to provide better business insights in real-time. Robotic process automation initiatives have been implemented in certain areas and additional areas are being evaluated for further automation, which will result in improved efficiency in repetitive, manual processes. During 2021, the Company also took significant steps to improve its information security. Lastly, the Company made several enhancements to its foundational hardware infrastructure including upgrades to the production storage environment and network servers.

Human Capital

The Company values its associates and remains committed to them through transparent communications to ensure that they feel heard, respected and valued. The Company also supports associates through total rewards benefits. As of January 1, 2022, the Company employed approximately 16,500 associates, 10,100 on a full-time basis and 6,400 on a part-time basis.

Retention. Attracting and retaining talent is imperative to accomplish the key initiatives of the Company. The Company’s primary initiatives in this area include ensuring a safe and desirable work environment, maintaining a competitive and compelling total rewards offer and investing in leadership and associate development.

While the rate of turnover remains high, specifically in the retail and distribution environments, the Company remains committed to reducing turnover, with an established target reduction in the coming year.

Diversity, Equity, and Inclusion. The Company celebrates diversity and believes employing a diverse workforce is key to success. SpartanNash is committed to providing equal employment opportunities to all individuals regardless of personal characteristics, including but not limited to: race, gender, religion, disability, age, protected veteran status, or any legally recognized status entitled to protection under applicable federal, state or local laws. The Company has a policy that they conduct themselves with dignity and respect each other, and the Company does not tolerate discrimination or harassment. SpartanNash takes action to address and correct disrespectful, inappropriate behavior, unfair treatment, or retaliation of any kind in the workplace or in any work-related circumstance outside the workplace. SpartanNash is focused on ensuring that the rights of women and minority groups are protected and expects all SpartanNash associates to reinforce our People First culture to build a diverse and inclusive workplace. As a commitment to this, all associates are required to complete training on Dignity and Respect, Anti-Harassment and Anti-Discrimination.

SpartanNash also provides interactive workshops and ongoing training for people leaders, including Bridging the Diversity Gap and Your Role in Workplace Diversity training. To provide associates support and connection within the organization, SpartanNash has associate resource groups available for young professionals, multicultural associates, veterans and women.

SpartanNash believes that diversity, equity and inclusion drive value for its associates, shareholders and customers. The Company leads with inclusion and strives to create an environment where associates are valued and empowered to support our business objectives, customers and the communities they serve.

The Company also believes that it is best served by leaders that have diverse perspectives, education, experience, skills, gender, race, and ethnicity as demonstrated by the current executive leadership team and Board of Directors. The Company will continue to seek out such candidates when searching for new leaders and directors.

Safe, Healthy and Secure Workplace. The Company’s policies and programs provide a safe and healthy workplace in accordance with all local laws and regulations, in partnership with training to support SpartanNash’s health and safety strategy. Everyone working at SpartanNash is a role model and works together to achieve excellence in everything they do without harm to people, the environment or its communities. Throughout 2021, the Company implemented a new safety program called, “Do Your Part – Be Safety Smart.” The program includes targeted safety goals; the appointment of a safety specialist at all company locations; instituting a safety focus in all team meetings; weekly safety calls with the CEO; development of safety leadership, emergency response, ammonia safety, and safety improvement teams; along with monthly safety reviews by SpartanNash leadership to develop solutions to safety issues and to achieve safety goals.

Associate Engagement and Training. The Company believes that associate engagement and education are key to the full implementation of its Human Rights policy across its footprint. The Company provides role-specific training on human rights and how to recognize, mitigate and act on violations that reinforce their collective commitment to the Human Rights policy.

Compensation and Benefits. The Company’s total rewards programs are designed to provide compensation and benefits packages that will attract, retain, reward, and inspire its associates to achieve a high level of performance, to challenge convention and turn problems into possibilities. Overall compensation and benefits are periodically reviewed to ensure that they remain competitive with respect to industry benchmarks. Significant wage investments were made in 2021 across the retail and warehouse operations to attract and retain associates. Areas of focus for wages were entry level roles across our front-line operations, distribution hourly associates to incent productivity and to address competitive truck driver pay. In line with the Company’s People First initiative, the Company implemented a new paid time off (“PTO”) policy in the fourth quarter of 2021. The new PTO policy provides associates with the same amount of PTO hours in a given year, but with enhanced benefits, which include: greater flexibility on how and when PTO can be taken, immediate new hire eligibility for PTO benefits, ability to elect annual payouts for hourly associates, and an overall simplified policy with one PTO bucket. The Company’s incentive programs are designed to align the associate’s financial interests with that of shareholders and other stakeholders. Eligibility for the annual incentive program was changed in 2021 to include over 1,000 newly eligible associates to allow more associates to share in the success of the Company.

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

Regulation

The Company is subject to federal, state and local laws and regulations concerning the conduct of its business, including those pertaining to the workforce and the purchase, handling, sale and transportation of its products. Many of the Company’s products are subject to federal Food and Drug Administration (“FDA”) and United States Department of Agriculture (“USDA”) regulation. The Company believes that it is in compliance, in all material respects, with the FDA, USDA and other federal, state and local laws and regulations governing its businesses.

Available Information

SpartanNash’s web address is www.spartannash.com. The inclusion of the Company’s web address in this Form 10-K does not include or incorporate by reference the information on or accessible through the Company’s website, and the information contained on or accessible through those websites should not be considered as part of this Form 10-K. The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 available on the Company’s website as soon as reasonably practicable after the Company electronically files or furnishes such materials with the SEC. Interested persons can view such materials without charge by clicking on “Investor Relations” and then “SEC Filings” on the Company’s website.

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

In response to the COVID-19 pandemic, national, state, and local authorities recommended social distancing and imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. While these measures were designed to protect the overall public health, they continue to have material adverse impacts on domestic and foreign economies.

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

•	Increased and accelerated competition from alternative channels, including e-commerce retailers, due to a change in consumer behavior and continued social distancing; or
•	Closure or access restrictions at retail stores or military commissaries, which limit the consumer’s access to the products the Company sells and distributes, which negatively impact sales volumes.

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

In December 2016, DeCA, which operates U.S. military commissaries worldwide, competitively awarded to the Company the contract to support and supply products for the Agency’s private brand product program. Private brand products had not previously been offered in the Agency’s commissaries. The Company has invested and will continue to invest significant resources as it partners with DeCA to continue to expand the program, however there is no guarantee of its success, that the program will continue or that DeCA will continue to partner with SpartanNash. The Company expects that DeCA will face significant competition in each product category from national brands that are familiar to consumers. If the Agency is unable to drive traffic and business at the commissaries by offering one-stop shopping for military customers through a combination of both national and private brand offerings, then both DeCA and the Company may be unable to achieve expected returns from this program, which could have a material adverse effect on the Company’s business. The success of the program will depend, in part, on factors beyond the Company’s control, including the actions of the Agency. The current contract to provide DeCA with private branded products expires in April 2022. While the Company is currently negotiating a contract extension, there cannot be a guarantee of renewal.

The Company may not be able to achieve growth through acquisitions or successfully integrate acquired businesses.

Part of the Company’s growth through acquisitions involves additional distribution operations, and retail grocery stores. Given the recent consolidation activity and limited number of potential acquisition targets within the food industry, the Company may not be able to identify suitable targets for acquisition and may make acquisitions which do not achieve the desired level of profitability or sales. Additionally, future acquisitions of retail grocery stores could result in the Company competing with its independent retailer customers and could adversely affect existing business relationships with those customers. As a result, the Company may not be able to identify suitable acquisition candidates in the future, complete acquisitions or obtain the necessary financing and this may adversely affect the Company’s ability to grow profitably. If the Company fails to successfully integrate business acquisitions and realize planned synergies, the business may not perform to expectations.

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

Sales to one of the Company’s customers accounted for 17% of the Company’s net sales in 2021, 2020 and 2019. The Company’s ability to maintain a close, mutually beneficial relationship with major customers is an important determinant of the Company’s continued growth.

Changes in relationships with the Company’s vendor base and supply chain disruptions may adversely affect its business, margins, and profitability.

The Company sources the products it sells from a wide variety of vendors. The Company generally does not have long-term written contracts with its major suppliers that would require them to continue supplying merchandise. The Company depends on its vendors for appropriate allocation of merchandise, assortments of products, operation of vendor-focused shopping experiences within its stores, and funding for various forms of promotional allowances. Recent supply chain disruptions within the industry, including labor availability, raw material shortages, and rising costs, have placed constraints on the Company’s vendors resulting in reduced inbound fill rates and decreased product availability. Such issues could negatively impact the Company’s outbound fill rate, resulting in reduced sales and lower profitability.

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

Climate change, as well as an increasing focus by stakeholders on environmental sustainability and corporate responsibility matters, could adversely affect the business, results of operations, brand or reputation.

The Company is susceptible to risks associated with climate change, which may cause more frequent and extreme weather events. Risks associated with climate change include disruptions to the operations and supply chain, increased operating costs, as well as increased costs and use of operational resources associated with complying with any new climate-related legal or regulatory requirements, all of which could adversely affect the business and results of operations.

Additionally, there is increased focus by stakeholders, including governmental and nongovernmental organizations, investors and customers, on environmental sustainability and corporate responsibility matters, including climate change response, packaging and waste reduction, energy consumption, and diversity, equity and inclusion. The Company’s disclosure on these matters and the failure, or perceived failure, to meet their commitments or otherwise effectively address these environmental sustainability and corporate responsibility matters, could adversely affect the business, brand or reputation. In particular, business incidents or practices, whether actual or perceived, that erode customer trust or confidence, particularly if they receive considerable publicity or result in litigation, could have a negative impact on the business.

Impairment charges for goodwill or other long-lived assets could adversely affect the Company’s financial condition and results of operations.

The Company is required to perform an annual impairment test for goodwill and other long-lived tangible and intangible assets in the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Testing goodwill and other assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or – for goodwill – the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of the Company’s future performance, may affect the fair value of goodwill or other assets. This could result in the Company recording a non-cash impairment charge for goodwill or other long-lived assets in the period the determination of impairment is made. The Company cannot accurately predict the amount or timing of potential impairments of assets. Should the value of goodwill or other assets become impaired, the Company’s financial condition and results of operations may be adversely affected.

The Company may not successfully manage transitions associated with the executive leadership team.

The Company’s success depends upon the continued services of executive officers and other key personnel, as well as its ability to effectively transition to their successors. The Company has recently appointed several new executive leaders. These transitions may be disruptive to the Company, and if it is unable to execute an orderly transition and successfully integrate them into the leadership team, revenue, operating results and financial condition may be adversely affected. Any future changes to the executive leadership team, including hires or departures, could cause further disruption to the business and have a negative impact on operating performance, while these operational areas are in transition. The Company can provide no assurance that it will find suitable successors to key roles as transitions occur or that any identified successor will be successfully integrated into its leadership team. The Company’s inability to retain other key employees or effectively transition to their successors, or any delay in filling any such positions, could harm its business and results of operations.

It may be difficult for the Company to attract and retain well-qualified associates, which would adversely affect the Company’s profitability and growth.

Recent labor environment challenges, including labor availability, have caused upward pressure on wages. If the Company is unable to attract and retain quality associates to meet its needs, the Company could be required to increase its compensation offering, reduce staffing below optimal levels, or rely more on higher-cost third-party providers, which could adversely affect the Company’s profitability and growth.

Risks Related to the Company’s Indebtedness

The Company’s level of indebtedness could adversely affect its financial condition and its ability to raise additional capital or obtain financing in the future, respond to business opportunities, react to changes in its business, and make required payments on its debt.

As of January 1, 2022, the Company had outstanding indebtedness of $405.7 million (net of unamortized debt issuance costs), primarily related to its asset-based lending facility (the "Revolving Credit Facility"). Refer to Note 6 in the accompanying notes to the consolidated financial statements for further information. If the Company is not able to generate cash flow from operations sufficient to service its debt, it may need to refinance its debt, dispose of assets or issue equity to obtain necessary funds. The Company may not be able to take any of such actions on a timely basis, on satisfactory terms or at all.

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

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates and expose it to interest rate risk. The Company may not be able to accurately predict changes in interest rates or mitigate their impact. If interest rates increase, debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same and the Company’s profitability would decrease. A hypothetical 0.50% increase in rates applicable to borrowings under the Revolving Credit Facility as of January 1, 2022 would increase interest expense related to such debt by approximately $1.8 million per year.

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

Approximately 7% of the Company’s associates are covered by collective bargaining agreements (“CBAs”) which expire between April 2022 and February 2025. The Company expects that rising healthcare, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation with the labor unions. Upon the expiration of the Company’s CBAs, work stoppages by the affected workers could occur if the Company is unable to negotiate an acceptable contract with the labor unions. This could significantly disrupt the Company’s operations.

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

The Company’s risk may be mitigated by the American Rescue Plan Act of 2021, which provides financial relief to certain failing multiemployer pension plans. Refer to Note 8 in the accompanying notes to the consolidated financial statements for further information.

Changes in government regulations may have a material adverse effect on financial results.

Changes in government regulation, including changes in the minimum wages or federal tax laws could have material adverse effects on the Company’s financial results. The presidential administration may propose regulations that will have a negative impact on the profitability of the Company, including new tax legislation and minimum wage requirements. The Company employs a significant number of hourly associates who are compensated at an hourly rate lower than $15.00. If minimum wage rates increase, the Company will have to increase the wages of employees who fall below the new minimum and may need to increase the wages of employees in close proximity above the new minimum to address wage compression. In addition, changes in federal tax regulations may result in significant increases in the Company’s current and deferred tax liabilities, and may include changes in federal tax rates and the deductibility of certain costs.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table lists the locations and approximate square footage of the Company’s distribution centers used by its Food Distribution and Military segments as of January 1, 2022. The lease expiration dates for the distribution centers primarily servicing the Food Distribution segment range from February 2023 to July 2035, and for the Military segment range from July 2023 to November 2029. The majority of these leases contain renewal options beyond these dates, if exercised. The Company believes that these facilities are generally well maintained and in good operating condition, have sufficient capacity, and are suitable and adequate to carry on its business for both of these segments.

Distribution Centers
	Square Footage
Location	Leased	Owned	Total
Grand Rapids, Michigan (a)	—	1,179,582	1,179,582
Norfolk, Virginia (b)	188,093	545,073	733,166
Omaha, Nebraska (a)	4,384	686,783	691,167
Bellefontaine, Ohio (a)	—	666,045	666,045
Oklahoma City, Oklahoma (b)	—	608,543	608,543
Lima, Ohio (a)	—	517,552	517,552
Columbus, Georgia (c)	478,702	—	478,702
Bloomington, Indiana (b)	—	471,277	471,277
San Antonio, Texas (c)	—	461,544	461,544
Lumberton, North Carolina (a)	386,129	—	386,129
St. Cloud, Minnesota (a)	40,319	329,046	369,365
Landover, Maryland (b)	368,088	—	368,088
Severn, Maryland (a)	363,872	—	363,872
Fargo, North Dakota (a)	74,000	288,824	362,824
Pensacola, Florida (b)	—	355,900	355,900
Sioux Falls, South Dakota (a)	79,300	196,114	275,414
Bluefield, Virginia (a)	—	187,531	187,531
Indianapolis, Indiana (a)	—	124,820	124,820
Total Square Footage	1,982,887	6,618,634	8,601,521
(a)	Distribution center services the Food Distribution segment.
(b)	Distribution center services the Military segment.
(c)

Distribution center services both the Food Distribution and Military segments. Based on utilization estimates at January 1, 2022, the Food Distribution segment utilizes 36,000 square feet and 118,000 square feet at the San Antonio and Columbus distribution centers, respectively. The Columbus location requires periodic lease payments to the holder of the outstanding industrial revenue bond, which is held by the Company. Upon expiration of the lease terms, the Company will take title to the property upon redemption of the bond.

The following table lists the Company’s retail stores, including the adjacent fuel centers of the related stores, by retail banner, number of stores, location and approximate square footage under each banner as of January 1, 2022.

Retail Segment
		Leased		Owned		Total
		Number	Square	Number	Square	Number	Square
Grocery Store Retail Banner	Location	of Stores	Feet	of Stores	Feet	of Stores	Feet
Family Fare	Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Iowa, Wisconsin	74	3,170,320	9	449,279	83	3,619,599
Martin's Super Markets	Indiana, Michigan	11	660,228	9	461,727	20	1,121,955
D&W Fresh Market	Michigan	8	393,429	2	84,458	10	477,887
VG’s Grocery	Michigan	8	363,117	1	38,012	9	400,340
Dan's Supermarket	North Dakota	5	264,077	—	—	5	264,077
Family Fresh Market	Minnesota, Nebraska, Wisconsin	—	—	3	173,740	3	173,740
Sun Mart Foods	Nebraska	1	31,733	4	93,824	5	125,557
Supermercado Nuestra Familia	Nebraska	1	22,540	2	83,279	3	105,819
Forest Hills Foods	Michigan	2	65,209	—	—	2	65,209
No Frills Supermarkets	Iowa, Nebraska	3	61,060	—	—	3	61,060
Dillonvale IGA	Ohio	1	25,627	—	—	1	25,627
Fresh City Market	Wisconsin	1	21,470	—	—	1	21,470
Total		115	5,078,810	30	1,384,319	145	6,462,340

The Company also owns one fuel center that is not reflected in the retail square footage above, a Family Fare Quick Stop in Michigan that is not included with a corporate owned retail store but is adjacent to the Company’s corporate headquarters. Also not reflected in the retail square footage above is three stand-alone pharmacies located in Iowa, Michigan, and Wisconsin as well as certain properties used to facilitate the stock and transfer of goods between retail stores.

The Company’s headquarters is located in Grand Rapids, Michigan. The Company maintains offices in multiple states consisting of approximately 317,000 square feet in Company-owned buildings and 23,000 square feet in leased facilities. The Company also leases two additional off-site storage facilities consisting of approximately 50,000 square feet. The Company owns and leases to independent retailers eleven stores totaling approximately 474,000 square feet and owns and leases to third parties two warehouses of approximately 536,000 square feet and office space totaling 109,000 square feet.

Item 3.  Legal Proceedings

From time-to-time, the Company is engaged in routine legal proceedings incidental to its business. The Company does not believe that these routine legal proceedings, taken as a whole, will have a material impact on its business or financial condition. Additionally, various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions, lawsuits and claims cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the Company’s consolidated financial position, operating results or liquidity. Legal proceedings, various lawsuits, claims, and other matters are more fully described in Note 8, in the notes to consolidated financial statements, which is herein incorporated by reference.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SpartanNash common stock is traded on the Nasdaq Global Select Market under the trading symbol “SPTN.”

At February 28, 2022, there were approximately 1,300 shareholders of record of SpartanNash common stock.

During the fourth quarter of 2017, the Board authorized a $50.0 million share repurchase program expiring in 2022. There were not any common stock purchases made under this program during the fourth quarter of 2021. At January 1, 2022, $29.7 million remains available under the program.

In 2021 and 2020, the Company repurchased 265,000 and 860,752 shares of common stock for approximately $5.3 million and $10.0 million, respectively. The Company did not repurchase common stock in 2019.

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

On February 22, 2021, the Board of Directors authorized the repurchase of common shares in connection with a new $50 million program, increasing the total availability for share repurchases to approximately $80 million. The Company plans to return value to shareholders through share repurchases under this program as well as continuing regular dividends.

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on SpartanNash common stock to that of the S&P SmallCap 600 Food Distributors Index and the S&P SmallCap 600 Index, over a period beginning December 31, 2016 and ending on January 1, 2022. The S&P SmallCap 600 Food Distributors Index replaces the CRSP NASDAQ Retail Trade Index in this analysis and going forward, as the CRSP NASDAQ Retail Trade Index data is no longer accessible. The CRSP index has been included with data through 2020. The Company has elected to replace the Russell 2000 Index with the S&P SmallCap 600 Index as the market capitalization profile of the S&P SmallCap 600 Index is more comparable to that of the Company. In this transition year, the stock performance graph includes both the Russell 2000 Index and the S&P SmallCap 600 Index.

Cumulative total return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
SpartanNash
Russell 2000 Total Return Index
NASDAQ Retail Trade
S&P SmallCap 600
S&P SmallCap 600 Food Distributors
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
12/31/2016
12/30/2017
12/29/2018
12/28/2019
01/02/2021
01/01/2022

The dollar values for total shareholder return plotted above are shown in the table below:

	December 31,	December 30,	December 29,	December 28,	January 2,	January 1,
	2016	2017	2018	2019	2021	2022
SpartanNash	$100.00	$69.13	$45.36	$40.15	$51.97	$79.80
Russell 2000 Total Return Index	100.00	114.65	101.21	128.03	153.62	176.39
NASDAQ Retail Trade	100.00	106.38	105.94	128.40	152.43
S&P SmallCap 600	100.00	113.23	103.04	126.87	141.60	179.58
S&P SmallCap 600 Food Distributors	100.00	69.89	45.34	43.20	48.16	93.10

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

Item 6. Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

About SpartanNash

SpartanNash, headquartered in Grand Rapids, Michigan, is a leading multi-regional grocery distributor and grocery retailer whose core businesses include distributing grocery products to a diverse group of independent and chain retailers, its corporate owned retail stores, and military commissaries and exchanges in the United States. The Company operates three reportable segments: Food Distribution, Military and Retail. These reportable segments are three distinct businesses, each with a different customer base, management structure, and basis for determining budgets, forecasts, and compensation.

Overview of 2021

The Company’s top priority continues to be the well-being and safety of its family of associates, customers and communities during the COVID-19 pandemic. SpartanNash recognizes its family of associates for their resilience and dedication to serve customers and support local communities while navigating industry-wide labor, inflation and supply chain challenges. Collaboration across the organization and the strength and resiliency of its people drives execution in a dynamic operating environment as SpartanNash supports consumer demand during this unprecedented time. The Company’s 2021 highlights include:

Food Distribution

●

Food Distribution segment net sales decreased $120.4 million compared to the prior year, due primarily to the incremental net sales of $76.4 million from the 53rd week impact of the prior year and cycling the prior year increased demand related to the COVID-19 pandemic, partially offset by inflation and continued growth among certain existing Food Distribution customers.

●

The Food Distribution segment realized gross margin rate improvement of 50 basis points. The change in gross profit was driven primarily by the impact of inflation, partially offset by incremental LIFO expense.

●

The Company launched and began execution of a comprehensive supply chain improvement initiative. The initiative is focused on executing improvements to supply chain operations across the Company’s network, which are expected to result in sustained efficiencies and cost reductions.

Retail

●

Retail comparable store sales increased 7.3% for the fourth quarter and declined 0.5% for the fiscal year, significantly ahead of the Company’s initial expectations. Comparable store sales increased by 16.9% on a two-year basis, representing sequential improvement on a quarterly basis, and increased 12.7% for the fiscal year.

Military

●

Military segment net sales decreased $240.4 million compared to the prior year due to incremental net sales of $33.4 million from the 53rd week impact of the prior year, the continuation of lower volumes at domestic bases, and a reduction in export sales as a result of supply chain challenges at shipping ports in the current year. These decreases were partially offset by inflation in the current year. The Military segment realized gross margin rate improvement of 70 basis points despite declining sales.

Other Highlights

●

During 2021, the Company declared $28.7 million in cash dividends, or $0.80 per common share, to shareholders and returned an additional value to shareholders in the form of share repurchases of $5.3 million. In addition, the Company generated net cash from operating activities of $161.2 million in 2021.

●

Net long-term debt decreased $71.5 million compared to the prior year as the Company continued to pay down debt. These reductions, partially offset with decreased profitability, resulted in an improvement in net long-term debt to adjusted EBITDA from 2.0x at the end of 2020 to 1.8x at the end of 2021.

●

The Company made significant investments in associates during the year, specifically those who serve on the frontlines. Throughout the course of the year, the Company executed significant increases in wages for both the retail and supply chain associates, coupled with enhanced benefits, and programs to improve hiring, retention and safety.

●	The Company made important additions to the executive leadership team during the year. These strategic appointments resulted in the following key additions:
o	Executive Vice President and Chief Financial Officer, Jason Monaco;
o	Senior Vice President and Chief Supply Chain Officer, Dave Petko;
o	Executive Vice President and Chief Strategy Officer, Masiar Tayebi;
o	Vice President of Communications, Adrienne Chance; and
o	Senior Vice President, Chief Legal Officer and Secretary, Ileana McAlary.

For fiscal 2022, the Company expects the Food Distribution segment to achieve 2.0% to 4.0% sales growth driven by growth within certain areas of the customer portfolio. In the Military segment, the Company expects a continued decline in the DeCA comparable sales trend, resulting in a 3.0% to 7.0% sales decline. Retail comparable sales are expected to range from flat to 2.0% due to levelling of pandemic trends. The Company anticipates savings generated through the supply chain transformation initiative and certain other initiatives will improve the Company’s overall profitability in 2022, partially offset by investments the Company is making in its people.

Results of Operations

The current year results of operations are presented in comparison to the prior year within the section below. For a discussion of the results of fiscal 2020 operations in comparison to fiscal 2019, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations within the prior year Annual Report on Form 10-K. Certain prior year amounts have been adjusted to reflect recently adopted accounting standards, which are described within Note 1, in the notes to the consolidated financial statements.

The following table sets forth items from the Company’s consolidated statements of earnings as a percentage of net sales and the percentage change from the preceding year:

	Percentage of Net Sales			Percentage Change
	2021	2020	2019
	(52 Weeks)	(53 Weeks)	(52 Weeks)	2021 vs 2020
Net sales	100.0	100.0	100.0	(4.5)
Gross profit	15.7	15.2	14.6	(1.5)
Selling, general and administrative	14.7	13.9	13.7	0.9
Paid time off transition adjustment	(0.2)	—	—	**
Acquisition and integration	0.0	0.0	0.0	68.2
Restructuring and asset impairment, net	0.0	0.3	0.2	(88.2)
Operating earnings	1.3	1.1	0.7	9.6
Other expenses, net	0.2	0.2	0.6	(20.5)
Earnings before income taxes and discontinued operations	1.1	0.9	0.0	15.6
Income tax expense (benefit)	0.3	0.1	(0.0)	163.6
Earnings from continuing operations	0.8	0.8	0.1	(2.8)

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

		Percentage of		Percentage of
	2021	Total	2020	Total		Percentage
(In thousands)	(52 Weeks)	Net Sales	(53 Weeks)	Net Sales	Variance	Change
Food Distribution	$4,456,800	49.9%	$4,577,178	49.0%	$(120,378)	(2.6)%
Retail	2,581,286	28.9	2,637,917	28.2	(56,631)	(2.1)
Military	1,892,953	21.2	2,133,390	22.8	(240,437)	(11.3)
Net sales	$8,931,039	100.0%	$9,348,485	100.0%	$(417,446)	(4.5)%

Net sales were $8.93 billion in 2021 compared to $9.35 billion in 2020. After consideration of the impact of the 53rd week of net sales in 2020 of $158.9 million, net sales decreased $258.5 million, or 2.8%, from the prior fiscal year. Contributing to the net sales decrease were lower comparable sales for the Military segment as foot traffic at commissaries within the Military segment has yet to return to pre-pandemic levels. The remaining decrease in net sales was due to favorable prior year sales, attributable to increased consumer demand related to the COVID-19 pandemic in the Retail and Food Distribution segments. The sales decrease was partially offset by inflation and continued growth among certain existing Food Distribution customers.

Food Distribution net sales were $4.46 billion in 2021 compared to $4.58 billion in the prior year. After consideration of the impact of the 53rd week net sales of $76.4 million, net sales decreased $44.0 million, or 1.0%. The decrease was due to favorable prior year net sales attributable to increased consumer demand related to COVID-19, as well as impacts from the Company’s decision to exit its fresh production business, which accounted for a $21.7 million decline in segment revenues from the prior year. These decreases were partially offset by continued growth with certain existing Food Distribution customers, the favorable impact of inflation and the non-cash warrant expense impact of $5.9 million associated with the issuance of warrant shares to Amazon in the fourth quarter of 2020.

Retail net sales were $2.58 billion in 2021 compared to $2.64 billion in the prior year. After consideration of the impact of the 53rd week net sales of $49.1 million, net sales decreased $7.5 million, or 0.3%. The decrease in net sales was primarily due to cycling favorable prior year sales attributable to increased consumer demand related to COVID-19 and store closures, partially offset by an increase of $51.0 million in fuel sales. Comparable store sales declined 0.5% in the current year and increased 12.7% on a two-year comparable basis. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Military net sales were $1.89 billion in 2021 compared to $2.13 billion in the prior year. After consideration of the impact of the 53rd week net sales of $33.4 million, net sales decreased $207.0 million, or 9.9%. The decrease was primarily due to the continuation of lower sales volumes at domestic commissaries following base access and shopping restrictions in the prior year and a reduction in export sales as a result of the prior year’s increased consumer demand related to the COVID-19 pandemic coupled with supply chain challenges at shipping ports in the current year.

Gross Profit – Gross profit represents net sales less cost of sales, which is described in further detail within Note 1, in the notes to the consolidated financial statements. Gross profit decreased $21.1 million, or 1.5%, to $1.40 billion in the current year compared to $1.42 billion in the prior year. As a percent of net sales, gross profit increased from 15.2% to 15.7% primarily due to improvements in margin rates at Food Distribution and Military, as well as increases in the proportion of Retail and Food Distribution segment sales, which generate higher margin rates at, compared to the Military segment, partially offset by an increase in LIFO expense of $16.5 million due to the inflationary environment.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and wages, employee benefits, warehousing costs, store occupancy costs, shipping and handling, utilities, equipment rental, depreciation (to the extent not included in Cost of sales), out-bound freight and other administrative expenses. SG&A expenses increased $11.7 million, or 0.9%, to $1.31 billion in the current year from $1.30 billion in the prior year. As a percent of net sales, SG&A expenses increased from 13.9% to 14.7% primarily due to a higher rate of supply chain labor and transportation expense within the Food Distribution and Military segments and increased corporate administrative and health insurance costs, partially offset by decreased incentive compensation.

Paid time off transition adjustment – Paid time off transition adjustment represents the transition impact of a new paid time off (“PTO”) plan of $21.4 million. During the fourth quarter, the Company elected to transition from a grant-based policy to an accrual-based policy, which resulted in a lower required accrual balance at the end of the fiscal year. The former PTO plan granted employees their full PTO once annually based on an employee’s service in the previous year. As the employee’s compensation for future absences related to the employee’s service in the previous year, the Company was required to accrue for the full PTO grant. Under the new PTO plan, employees earn rights ratably throughout the year based on hours worked. Upon transition at the end of 2021, the Company allowed employees to begin the new plan with the unused portion of the previous annual PTO grant. The transition impact represents the difference between the former plan’s full PTO grant and the starting balance under the new plan.

Acquisition and Integration Expenses – Acquisition and integration expenses were $0.7 million in the current year compared to $0.4 million in the prior year. The expenses in both years are associated with the integration of Martin’s.

Restructuring and Asset Impairment, net – In the current year, $2.9 million of net restructuring and asset impairment charges were incurred. The charges were largely composed of $3.8 million of asset impairment charges primarily in the Retail segment which relate to current year store closures and previously closed locations, as well as site closures in connection with the Company’s supply chain transformation within the Food Distribution segment and $1.5 million of provision for closing charges associated with lease ancillary costs. These charges in the current year were partially offset by $2.6 million gain on sales of pharmacy customer lists, equipment and real estate associated with the store closings in the Retail segment, in addition to the gains on the sale of vacant land in the Military segment. Prior year results included $24.4 million of net restructuring and asset impairment, primarily associated with asset impairment charges and severance costs related to the restructuring of the Company’s Fresh Production business; asset impairment charges primarily related to the decision to abandon a tradename within the Food Distribution segment and retail store closing-related charges.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss):

						Change in
	2021	Percentage of	2020	Percentage of		Percentage of
(In thousands)	(52 Weeks)	Net Sales	(53 Weeks)	Net Sales	Variance	Net Sales
Food Distribution	$59,489	1.3%	$45,962	1.0%	$13,527	0.3%
Retail	66,971	2.6	66,359	2.5	612	0.1
Military	(14,260)	(0.8)	(9,915)	(0.5)	(4,345)	(0.3)
Operating earnings	$112,200	1.3%	$102,406	1.1%	$9,794	0.2%

The Company reported operating earnings of $112.2 million in the current year compared to $102.4 million in the prior year. The increase of $9.8 million was primarily attributable to improved gross margin rates of 0.5% as a percentage of sales, reduced restructuring and asset impairment charges of $21.5 million, the transition impact of the new PTO plan of $21.4 million, decreased incentive compensation of $11.8 million, mostly offset by decreased sales volume, a higher rate of supply chain labor and transportation expenses, increased corporate administrative, and increased health insurance costs.

Food Distribution operating earnings increased $13.5 million to $59.5 million in the current year from $46.0 million in the prior year. The increase was primarily attributable to decreased restructuring and asset impairment costs, net of $20.3 million, improved gross margin rates, the transition impact of the new PTO plan of $6.9 million as well as cycling higher prior year non-cash warrant charges of $4.6 million. These gains were mostly offset by a higher rate of supply chain expenses, lower sales volume and unfavorable shrink.

Retail operating earnings increased $0.6 million to $67.0 million in the current year compared to $66.4 million in the prior year. The increase was primarily attributable to the transition impact of the new PTO plan of $11.3 million, a decrease in store labor of $8.3 million, mostly offset by reduced margin rates and a decrease in sales volume.

Military operating loss increased $4.3 million to $14.3 million in the current year from $9.9 million in the prior year. The change was attributable to a decrease in net sales, a higher rate of supply chain labor and transportation expense, partially offset by improvements in gross margin rates and $3.1 million related to the transition impact of the new PTO plan.

Interest Expense – Interest expense decreased $4.6 million, or 24.8%, to $13.9 million in the current year from $18.4 million in the prior year primarily due to the Company’s continued paydown of long-term debt over the past year, as well as rate cuts implemented by the Federal Reserve during the prior year. The weighted average interest rate for all borrowings, including loan fee amortization decreased 0.13% to 2.82% in 2021, compared to 2.95% in 2020. The total debt balance decreased $80.7 million to $405.7 million in 2021 compared to $486.4 million in 2020.

Income Taxes – The Company’s effective income tax rates were 25.2% and 11.1% for 2021 and 2020, respectively. The differences from the federal statutory rate in the current year were primarily due to state taxes and the limitations on the deductibility of executive compensation, partially offset by federal tax credits. In the prior year, the difference from the federal statutory rate was primarily the result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and related tax planning during the year, as well as federal tax credits, partially offset by state taxes, non-deductible expenses, and the impacts of stock-based compensation during the year.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude organizational realignment, severance associated with cost reduction initiatives and the transition impact of a new paid time off plan. The transition impact of a new paid time off plan is not expected to recur in the foreseeable future and is considered “non-operational” or “non-core” in nature. Organizational realignment includes benefits for associates terminated as part of a leadership transition plan which do not meet the definition of a reduction-in-force. Prior year adjusted earnings from continuing operations, and adjusted EBITDA exclude “Fresh Cut operating losses” subsequent to the decision to exit these operations during the first quarter, severance associated with cost reduction initiatives, organizational realignment costs and fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. Pension termination income related to refunds from the annuity provider associated with the final reconciliation of participant data, as well as net tax benefits associated with the CARES Act, are excluded from adjusted earnings from continuing operations. In 2019, adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude “Fresh Kitchen operating losses” subsequent to the decision to exit these operations at the beginning of the third quarter, costs associated with organizational realignment, which include significant changes to the Company’s management team, and fees paid to a third-party advisory firm associated with Project One Team. Pension termination costs, primarily related to non-operating settlement expense associated with the distribution of pension assets, are excluded from adjusted earnings from continuing operations, and to a lesser extent adjusted operating earnings. These measures were adjusted for the impact of the 53rd week in 2020 to provide better comparability to other years. Each of the adjusted items are considered “non-operational” or “non-core” in nature.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for 2021, 2020 and 2019.

	2021	2020	2019
(In thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Operating earnings	$112,200	$102,406	$56,942
Adjustments:
Acquisition and integration	708	421	1,437
Restructuring and asset impairment, net	2,886	24,398	13,050
Costs associated with Project One Team	—	493	5,428
Organizational realignment, net	589	455	1,812
Severance associated with cost reduction initiatives	423	5,154	509
Fresh Cut operating losses	—	2,262	—
Fresh Kitchen operating losses	—	—	2,894
Expenses associated with tax planning strategies	—	82	—
Paid time off transition adjustment	(21,371)	—	—
Pension termination	—	—	59
Adjusted operating earnings	95,435	135,671	82,131
53rd week	—	(4,155)	—
Adjusted operating earnings, excluding 53rd week	$95,435	$131,516	$82,131

Following is a reconciliation of operating earnings by segment to adjusted operating earnings by segment for 2021, 2020 and 2019.
	2021	2020	2019
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Food Distribution:
Operating earnings	$59,489	$45,962	$47,416
Adjustments:
Acquisition and integration	—	—	(122)
Restructuring and asset impairment, net	795	21,085	14,844
Costs associated with Project One Team	—	265	2,877
Organizational realignment, net	287	245	960
Severance associated with cost reduction initiatives	270	3,156	413
Fresh Cut operating losses	—	2,262	—
Fresh Kitchen operating losses	—	—	2,894
Expenses associated with tax planning strategies	—	44	—
Paid time off transition adjustment	(6,917)	—	—
Pension termination	—	—	32
Adjusted operating earnings	53,924	73,019	69,314
53rd week	—	(1,300)	—
Adjusted operating earnings, excluding 53rd week	$53,924	$71,719	$69,314
Retail:
Operating earnings	$66,971	$66,359	$18,842
Adjustments:
Acquisition and integration	708	421	1,559
Restructuring and asset impairment, net	2,459	3,313	(1,794)
Costs associated with Project One Team	—	164	1,845
Organizational realignment, net	215	151	616
Severance associated with cost reduction initiatives	113	1,445	86
Expenses associated with tax planning strategies	—	27	—
Paid time off transition adjustment	(11,330)	—	—
Pension termination	—	—	21
Adjusted operating earnings	59,136	71,880	21,175
53rd week	—	(2,760)	—
Adjusted operating earnings, excluding 53rd week	$59,136	$69,120	$21,175
Military:
Operating loss	$(14,260)	$(9,915)	$(9,316)
Adjustments:
Restructuring and asset impairment gain	(368)	—	—
Costs associated with Project One Team	—	64	706
Organizational realignment, net	87	59	236
Severance associated with cost reduction initiatives	40	553	10
Expenses associated with tax planning strategies	—	11	—
Paid time off transition adjustment	(3,124)	—	—
Pension termination	—	—	6
Adjusted operating loss	(17,625)	(9,228)	(8,358)
53rd week	—	(95)	—
Adjusted operating loss, excluding 53rd week	$(17,625)	$(9,323)	$(8,358)

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

Adjusted earnings from continuing operations is not a measure of performance under GAAP and should not be considered as a substitute for earnings from continuing operations and other income or cash flow statement data. The Company’s definition of adjusted earnings from continuing operations may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of earnings from continuing operations to adjusted earnings from continuing operations for 2021, 2020 and 2019.

	2021		2020		2019
	(52 Weeks)		(53 Weeks)		(52 Weeks)
		per diluted		per diluted		per diluted
(In thousands, except per share data)	Earnings	share	Earnings	share	Earnings	share
Earnings from continuing operations	$73,751	$2.05	$75,914	$2.12	$5,917	$0.16
Adjustments:
Acquisition and integration	708		421		1,437
Restructuring and asset impairment, net	2,886		24,398		13,050
Costs associated with Project One Team	—		493		5,428
Organizational realignment, net	589		455		1,812
Severance associated with cost reduction initiatives	423		5,154		509
Fresh Cut operating losses	—		2,262		—
Fresh Kitchen operating losses	—		—		2,894
Expenses associated with tax planning	—		82		—
Paid time off transition adjustment	(21,371)		—		—
Loss on debt extinguishment	—		—		329
Pension termination	—		(1,193)		19,557
Total adjustments	(16,765)		32,072		45,016
Income tax effect on adjustments (a)	4,056		(7,851)		(11,022)
Impact of CARES Act (b)	—		(9,292)		—
Total adjustments, net of taxes	(12,709)	(0.35)	14,929	0.41	33,994	0.94
Adjusted earnings from continuing operations	61,042	1.70	90,843	2.53	39,911	1.10
53rd week	—	—	(2,999)	(0.08)	—	—
Adjusted earnings from continuing operations, excluding 53rd week	$61,042	$1.70	$87,844	$2.45	$39,911	$1.10
(a)	The income tax effect on adjustments is computed by applying the applicable tax rate to the adjustments.
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

Following is a reconciliation of net earnings to adjusted EBITDA for 2021, 2020 and 2019.

	2021	2020	2019
(In thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Net earnings	$73,751	$75,914	$5,742
Loss from discontinued operations, net of tax	—	—	175
Income tax expense (benefit)	24,906	9,450	(2,342)
Other expenses, net	13,543	17,042	53,367
Operating earnings	112,200	102,406	56,942
Adjustments:
LIFO expense	18,652	2,176	5,892
Depreciation and amortization	92,711	89,504	87,866
Acquisition and integration	708	421	1,437
Restructuring and asset impairment, net	2,886	24,398	13,050
Cloud computing amortization	2,140	297	—
Costs associated with Project One Team	—	493	5,428
Organizational realignment, net	589	455	1,812
Severance associated with cost reduction initiatives	423	5,154	—
Stock-based compensation	6,975	6,265	7,313
Stock warrant	1,958	6,549	—
Non-cash rent	(4,059)	(4,733)	(5,622)
Fresh Cut operating losses	—	2,262	—
(Gain) loss on disposal of assets	(106)	3,330	—
Fresh Kitchen operating losses	—	—	2,894
Expenses associated with tax planning strategies	—	82	—
Paid time off transition adjustment	(21,371)	—	—
Other non-cash charges	—	—	933
Adjusted EBITDA	213,706	239,059	177,945
53rd week	—	(4,246)	—
Adjusted EBITDA, excluding 53rd week	$213,706	$234,813	$177,945

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA by segment for 2021, 2020 and 2019.

	2021	2020	2019
(In thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Food Distribution:
Operating earnings	$59,489	$45,962	$47,416
Adjustments:
LIFO expense	10,872	855	3,032
Depreciation and amortization	33,023	31,917	32,861
Acquisition and integration	—	—	(122)
Restructuring and asset impairment, net	795	21,085	14,844
Cloud computing amortization	1,267	160	—
Costs associated with Project One Team	—	265	2,877
Organizational realignment, net	287	245	960
Severance associated with cost reduction initiatives	270	3,156	—
Stock-based compensation	3,160	3,076	3,603
Stock warrant	1,958	6,549	—
Non-cash rent	1,192	558	482
Fresh Cut operating losses	—	2,262	—
(Gain) loss on disposal of assets	(73)	1,482	—
Fresh Kitchen operating losses	—	—	2,894
Expenses associated with tax planning strategies	—	44	—
Paid time off transition adjustment	(6,917)	—	—
Other non-cash charges	—	—	394
Adjusted EBITDA	105,323	117,616	109,241
53rd week	—	(1,363)	—
Adjusted EBITDA, excluding 53rd week	$105,323	$116,253	$109,241

	2021	2020	2019
(In thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Retail:
Operating earnings	$66,971	$66,359	$18,842
Adjustments:
LIFO expense	2,897	301	1,071
Depreciation and amortization	46,224	45,199	43,171
Acquisition and integration	708	421	1,559
Restructuring and asset impairment, net	2,459	3,313	(1,794)
Cloud computing amortization	623	97	—
Costs associated with Project One Team	—	164	1,845
Organizational realignment, net	215	151	616
Severance associated with cost reduction initiatives	113	1,445	—
Stock-based compensation	2,602	2,134	2,530
Non-cash rent	(4,870)	(4,915)	(5,730)
(Gain) loss on disposal of assets	(64)	1,946	—
Expenses associated with tax planning strategies	—	27	—
Paid time off transition adjustment	(11,330)	—	—
Other non-cash charges	—	—	628
Adjusted EBITDA	106,548	116,642	62,738
53rd week	—	(2,780)	—
Adjusted EBITDA, excluding 53rd week	$106,548	$113,862	$62,738
Military:
Operating loss	$(14,260)	$(9,915)	$(9,316)
Adjustments:
LIFO expense	4,883	1,020	1,789
Depreciation and amortization	13,464	12,388	11,834
Restructuring and asset impairment gain	(368)	—	—
Cloud computing amortization	250	40	—
Costs associated with Project One Team	—	64	706
Organizational realignment, net	87	59	236
Severance associated with cost reduction initiatives	40	553	—
Stock-based compensation	1,213	1,055	1,180
Non-cash rent	(381)	(376)	(374)
Loss (gain) on disposal of assets	31	(98)	—
Expenses associated with tax planning strategies	—	11	—
Paid time off transition adjustment	(3,124)	—	—
Other non-cash gain	—	—	(89)
Adjusted EBITDA	1,835	4,801	5,966
53rd week	—	(103)	—
Adjusted EBITDA, excluding 53rd week	$1,835	$4,698	$5,966
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

Customer Exposure and Credit Risk

Allowance for Credit Losses. The Company evaluates the collectability of its accounts and notes receivable based on a combination of factors. The Company estimates losses using an expected loss model, by considering both historical data and future expectations, including collection experience, expectations for current credit risks, accounts receivable payment status, the customer’s financial health, as well as the Company’s collateral and creditor position. The Company pools similar assets based on their credit risk characteristics, whereby many of its trade receivables are pooled based on certain customer or aging characteristics. After assets are pooled, an appropriate loss factor is applied based on management’s expectations. Based on the estimated loss, the Company records an allowance to reduce the receivable to an amount the Company reasonably expects to collect. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectability based on information considered and further deterioration of accounts. If circumstances change (e.g., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount, including to zero.

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

As of the date of the most recent goodwill impairment test, which utilized data and assumptions as of October 9, 2021, the Food Distribution reporting unit had a fair value that was substantially in excess of its carrying value. The Company has sufficient available information, both current and historical, to support its assumptions, judgments and estimates used in the goodwill impairment test; however, if actual results for the Food Distribution segment are not consistent with the Company’s estimates, it could result in the Company recording a non-cash impairment charge.

Other Indefinite-Lived Intangible Assets. The estimated fair value of these assets is computed by using a discounted cash flow method, such as the relief-from-royalty methodology. The Company determines future cash flows generated from the use of the asset, generally using estimated revenue growth rates and profitability rates and, in the case of the relief-from-royalty methodology, royalty rates. Discount rates are determined based on the WACC of the reporting unit in which the asset resides, consistent with the discussion above. Impairments of these assets were $8.6 million and $14.0 million for 2020 and 2019, respectively. There were no impairments of these assets in 2021.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Impairments of long-lived assets were $3.8 million, $11.5 million and $3.9 million for 2021, 2020 and 2019, respectively.

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

Insurance Reserves

SpartanNash is self-insured through self-insurance retentions or high deductible programs. Refer to Note 1, in the notes to the consolidated financial statements for additional information related to self-insurance reserves.

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

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows for 2021, 2020 and 2019:

	2021	2020	2019
(In thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Cash flow activities
Net cash provided by operating activities	$161,155	$306,716	$180,192
Net cash used in investing activities	(47,978)	(57,221)	(143,172)
Net cash used in financing activities	(122,414)	(253,764)	(31,219)
Net cash used in discontinued operations	—	—	(214)
Net (decrease) increase in cash and cash equivalents	(9,237)	(4,269)	5,587
Cash and cash equivalents at beginning of year	19,903	24,172	18,585
Cash and cash equivalents at end of year	$10,666	$19,903	$24,172

Net cash provided by operating activities. Net cash provided by operating activities in the current year decreased compared to the prior year by $145.6 million primarily due to changes in operating assets and liabilities in the prior year, in addition to cycling the prior year increases in cash flows from sales volume related to the COVID-19 pandemic.

Net cash used in investing activities. Net cash used in investing activities decreased $9.2 million in 2021 compared to 2020 due to significant proceeds from the sale of fixed assets in the current year, including the $20.5 million of proceeds received for the sale of the Fresh Kitchen facility, partially offset by an increase in capital expenditures in the current year.

The Food Distribution, Retail and Military segments utilized 40.1%, 42.1% and 17.8% of capital expenditures, respectively, for the current year. Capital expenditures for 2021 primarily related to IT upgrades and implementations, office remodels, equipment upgrades, investments in supply chain infrastructure, and store remodels. Capital expenditures were $79.4 million in the current year and cloud computing application development spend (“IT capital”), which is included in operating activities, was $6.4 million, compared to capital expenditures of $67.3 million and cloud computing application development spend of $11.6 million in the prior year. The Company expects capital expenditures and IT capital to range from $100.0 million to $110.0 million in 2022.

Net cash used in financing activities. Net cash used in financing activities decreased $131.4 million in 2021 compared to 2020 primarily due to higher net payments on the senior credit facility in the prior year.

Debt Management

Long-term debt and finance lease liabilities, including the current portion, decreased $80.7 million to $405.7 million as of January 1, 2022 from $486.4 million at January 2, 2021. The decrease in total debt was driven by principal payments made throughout 2021.

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

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of January 1, 2022, the senior secured credit facility had outstanding borrowings of $359.6 million. Additional available borrowings under the Company’s Credit Agreement are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintains Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company had excess availability after the 10% requirement of $468.5 million at January 1, 2022. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The Credit Agreement provides for the issuance of letters of credit, of which $16.1 million were outstanding as of January 1, 2022. The Company believes that cash generated from operating activities and available borrowings under the Credit Agreement will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the Credit Agreement.

The Company’s current ratio (current assets over current liabilities) was 1.46:1 at January 1, 2022 compared to 1.47:1 at January 2, 2021, and its investment in working capital was $301.4 million at January 1, 2022 compared to $325.2 million at January 2, 2021. The net long-term debt to total capital ratio was 0.34:1 at January 1, 2022, compared to 0.39:1 at January 2, 2021. Total net debt is a non-GAAP financial measure that is defined as long-term debt and finance lease liabilities, plus current portion of long-term debt and finance lease liabilities, less cash and cash equivalents. The Company believes both management and its investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments. Total net debt is not a substitute for GAAP financial measures and may differ from similarly titled measures of other companies.

Following is a reconciliation of “Long-term debt and finance lease liabilities” to net long-term debt as of January 1, 2022 and January 2, 2021.

	January 1,	January 2,
(In thousands)	2022	2021
Current portion of long-term debt and finance lease liabilities	$6,334	$5,135
Long-term debt and finance lease liabilities	399,390	481,309
Total debt	405,724	486,444
Cash and cash equivalents	(10,666)	(19,903)
Net long-term debt	$395,058	$466,541

The Company’s material cash requirements as of January 1, 2022 primarily include long-term debt, including the estimated interest on the long-term debt, operating and finance lease obligations, purchase obligations, and capital expenditure commitments. For additional information related to long-term debt and lease obligations, refer to Notes 6 and 9, respectively, in the notes to the consolidated financial statements. Purchase obligations include the amount of product the Company is contractually obligated to purchase in order to earn advanced contract monies that are receivable under the contracts, the majority of which are due in the next 12 months.

Cash Dividends

The Company declared a quarterly cash dividend of $0.20, $0.1925 and $0.19 per common share in each quarter of 2021, 2020, and 2019, respectively. Under the Credit Agreement, the Company is generally permitted to pay dividends in any year up to an amount such that all cash dividends, together with any cash distributions and share repurchases, do not exceed $35.0 million. Additionally, the Company is generally permitted to pay cash dividends in excess of $35.0 million in any year so long as its Excess Availability, as defined in the Credit Agreement, is in excess of 10% of the Total Borrowing Base, as defined in the Credit Agreement, before and after giving effect to the repurchases and dividends. Although the Company currently expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors (the “Board”) to declare future dividends. Each future dividend will be considered and declared by the Board at its discretion. Whether the Board continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

The Company had $359.6 million of variable rate debt as of January 1, 2022. The Company may not be able to accurately predict changes in interest rates or mitigate their impact. A hypothetical 0.50% increase in rates applicable to borrowings under the Revolving Credit Facility as of January 1, 2022 would increase interest expense related to such debt by approximately $1.8 million per year. The weighted average interest rate on debt outstanding during the year ended January 1, 2022 was 2.82%.

At January 1, 2022 the estimated fair value of the Company’s fixed rate long-term debt was higher than book value by approximately $6.3 million. The estimated fair value was based on market quotes for instruments with similar terms and remaining maturities.

The following table sets forth the future principal payments of the Company’s outstanding debt and related weighted average interest rates for the outstanding instruments as of January 1, 2022:

	January 1, 2022		Aggregate Payments by Year
(In thousands, except rates)	Fair Value	Total	2022	2023	2024	2025	2026	Thereafter
Fixed rate debt
Principal payable	$55,027	$48,759	$6,334	$5,208	$5,061	$4,471	$5,691	$21,994
Average interest rate			6.59%	6.71%	6.80%	6.85%	6.92%	6.21%

Variable rate debt
Principal payable	$359,640	$359,640	$—	$359,640	$—	$—	$—	$—
Average interest rate			1.86%	1.86%	N/A	N/A	N/A	N/A

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of

SpartanNash Company and subsidiaries

Grand Rapids, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SpartanNash Company and subsidiaries (the "Company") as of January 1, 2022 and January 2, 2021, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows, for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill — Food Distribution Reporting Unit — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to their carrying value. The Company has three reporting units, which are the same as the Company’s reportable segments. The goodwill balance was $181 million as of January 1, 2022, all of which was allocated to the Food Distribution reporting unit (“Food Distribution”). The estimate of the fair value of Food Distribution is primarily based on the income approach using a discounted cash flow model and also incorporates the market approach using observable comparable company information. The principal factors used in the discounted cash flow analysis requiring management judgment are the determination of the weighted average cost of capital (“WACC”), revenue growth rates, and forecasted operating profits. Under the market approach, the Company compared the results of the discounted cash flow model to observable comparable company market multiples to support the appropriateness of the fair value estimates. The Company’s goodwill impairment analysis also includes a comparison of the estimated fair value of the enterprise as a whole to the Company’s total market capitalization.

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
•

With the assistance of our fair value specialists, we evaluated the WACC for Food Distribution, which included testing the underlying source information and the mathematical accuracy of the calculations and developing a range of independent estimates and comparing those to the WACC selected by management.

•

With the assistance of our fair value specialists, we evaluated the market approach for Food Distribution, which included evaluating the reasonableness of the selected guideline public companies and the resulting market multiples calculation, as well as benchmarking the selected multiple for Food Distribution against these guideline public companies.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

March 2, 2022

We have served as the Company's auditor since at least 1970; however, an earlier year could not be reliably determined.

CONSOLIDATED BALANCE SHEETS

SpartanNash Company and Subsidiaries

	January 1,	January 2,
(In thousands)	2022	2021
Assets
Current assets
Cash and cash equivalents	$10,666	$19,903
Accounts and notes receivable, net	361,686	357,564
Inventories, net	522,324	541,785
Prepaid expenses and other current assets	62,517	72,229
Property and equipment held for sale	—	23,259
Total current assets	957,193	1,014,740

Property and equipment, net	577,359	577,059
Goodwill	181,035	181,035
Intangible assets, net	110,960	116,142
Operating lease assets	283,040	289,173
Other assets, net	97,195	99,242

Total assets	$2,206,782	$2,277,391

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$447,451	$464,784
Accrued payroll and benefits	86,315	113,789
Other accrued expenses	67,893	60,060
Current portion of operating lease liabilities	47,845	45,786
Current portion of long-term debt and finance lease liabilities	6,334	5,135
Total current liabilities	655,838	689,554

Long-term liabilities
Deferred income taxes	63,692	45,728
Operating lease liabilities	266,701	278,859
Other long-term liabilities	38,292	46,892
Long-term debt and finance lease liabilities	399,390	481,309
Total long-term liabilities	768,075	852,788

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 35,948 and 35,851 shares outstanding	493,783	491,819
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(1,455)	(2,276)
Retained earnings	290,541	245,506
Total shareholders’ equity	782,869	735,049

Total liabilities and shareholders’ equity	$2,206,782	$2,277,391

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

SpartanNash Company and Subsidiaries

	2021	2020	2019
(In thousands, except per share amounts)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Net sales	$8,931,039	$9,348,485	$8,536,065
Cost of sales	7,527,160	7,923,520	7,292,235
Gross profit	1,403,879	1,424,965	1,243,830

Operating expenses
Selling, general and administrative	1,309,456	1,297,740	1,172,401
Paid time off transition adjustment	(21,371)	—	—
Acquisition and integration	708	421	1,437
Restructuring and asset impairment, net	2,886	24,398	13,050
Total operating expenses	1,291,679	1,322,559	1,186,888

Operating earnings	112,200	102,406	56,942

Other expenses and (income)
Interest expense	13,851	18,418	34,548
Loss on debt extinguishment	—	—	329
Postretirement benefit expense (income)	480	(685)	19,803
Other, net	(788)	(691)	(1,313)
Total other expenses, net	13,543	17,042	53,367

Earnings before income taxes and discontinued operations	98,657	85,364	3,575
Income tax expense (benefit)	24,906	9,450	(2,342)
Earnings from continuing operations	73,751	75,914	5,917

Loss from discontinued operations, net of taxes	—	—	(175)
Net earnings	$73,751	$75,914	$5,742

Basic earnings per share:
Earnings from continuing operations	$2.07	$2.12	$0.16
Loss from discontinued operations	—	—	(0.00)
Net earnings	$2.07	$2.12	$0.16

Diluted earnings per share:
Earnings from continuing operations	$2.05	$2.12	$0.16
Loss from discontinued operations	—	—	(0.00)
Net earnings	$2.05	$2.12	$0.16

 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SpartanNash Company and Subsidiaries

	2021	2020	2019
(In thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Net earnings	$73,751	$75,914	$5,742

Other comprehensive income (loss), before tax
Pension and postretirement liability adjustment	1,087	(895)	18,699

Income tax (expense) benefit related to items of other comprehensive income	(266)	219	(4,540)

Total other comprehensive income (loss), after tax	821	(676)	14,159
Comprehensive income	$74,572	$75,238	$19,901

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SpartanNash Company and Subsidiaries

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
(In thousands)	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 29, 2018	35,952	484,064	(15,759)	247,642	715,947
Impact of adoption of ASU 2016-02 (Note 1)	—	—	—	(26,863)	(26,863)
Net earnings	—	—	—	5,742	5,742
Other comprehensive income	—	—	14,159	—	14,159
Dividends - $0.76 per share	—	—	—	(27,616)	(27,616)
Stock-based compensation	—	7,312	—	—	7,312
Issuance of common stock on stock option exercises, stock bonus plan and associate stock purchase plan	46	639	—	—	639
Issuance of restricted stock	488	—	—	—	—
Cancellations of stock-based awards	(135)	(1,782)	—	—	(1,782)
Balance at December 28, 2019	36,351	490,233	(1,600)	198,905	687,538
Impact of adoption of ASU 2016-13 (Note 1)	—	—	—	(1,612)	(1,612)
Net earnings	—	—	—	75,914	75,914
Other comprehensive income	—	—	(676)	—	(676)
Dividends - $0.77 per share	—	—	—	(27,701)	(27,701)
Share repurchases	(861)	(10,000)	—	—	(10,000)
Stock-based compensation	—	6,299	—	—	6,299
Stock warrant, net of issuance costs of $220	—	6,329	—	—	6,329
Issuance of common stock for stock bonus plan and associate stock purchase plan	39	594	—	—	594
Issuance of restricted stock	522	—	—	—	—
Cancellations of stock-based awards	(200)	(1,636)	—	—	(1,636)
Balance at January 2, 2021	35,851	491,819	(2,276)	245,506	735,049
Net earnings	—	—	—	73,751	73,751
Other comprehensive income	—	—	821	—	821
Dividends - $0.80 per share	—	—	—	(28,716)	(28,716)
Share repurchases	(265)	(5,325)	—	—	(5,325)
Stock-based compensation	—	6,868	—	—	6,868
Stock warrant	—	1,958	—	—	1,958
Issuance of common stock for stock bonus plan and associate stock purchase plan	37	715	—	—	715
Issuances of restricted stock	563	—	—	—	—
Cancellations of stock-based awards	(238)	(2,252)	—	—	(2,252)
Balance at January 1, 2022	35,948	$493,783	$(1,455)	$290,541	$782,869

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SpartanNash Company and Subsidiaries

	2021	2020	2019
(In thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Cash flows from operating activities
Net earnings	$73,751	$75,914	$5,742
Loss from discontinued operations, net of tax	—	—	175
Earnings from continuing operations	73,751	75,914	5,917
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other charges	2,973	22,422	18,653
Loss on debt extinguishment	—	—	329
Depreciation and amortization	92,711	89,876	88,401
Non-cash rent	(4,854)	(5,550)	(7,276)
LIFO expense	18,652	2,176	5,892
Pension settlement expense	—	—	18,244
Postretirement benefits expense	1,611	1,775	2,972
Deferred taxes on income	17,603	2,457	(2,260)
Stock-based compensation expense	6,868	6,299	7,312
Stock warrant	1,958	6,549	—
Postretirement benefit plan contributions	(482)	(580)	(623)
(Gain) loss on disposals of assets	(106)	3,330	(6,458)
Other operating activities	1,744	1,996	2,196
Changes in operating assets and liabilities:
Accounts receivable	(4,005)	(12,936)	2,025
Inventories	320	(7,030)	40,971
Prepaid expenses and other assets	(18,992)	(7,724)	(15,752)
Accounts payable	(18,286)	65,197	14,941
Accrued payroll and benefits	(37,331)	66,722	(3,305)
Current income taxes	17,475	(12,552)	9,421
Other accrued expenses and other liabilities	9,545	8,375	(1,408)
Net cash provided by operating activities	161,155	306,716	180,192
Cash flows from investing activities
Purchases of property and equipment	(79,427)	(67,298)	(74,815)
Net proceeds from the sale of assets	29,375	9,201	18,760
Acquisitions, net of cash acquired	—	—	(86,659)
Loans to customers	(180)	(1,847)	(3,535)
Payments from customers on loans	2,317	2,739	4,074
Other investing activities	(63)	(16)	(997)
Net cash used in investing activities	(47,978)	(57,221)	(143,172)
Cash flows from financing activities
Proceeds from senior secured credit facility	1,374,478	1,383,637	1,217,498
Payments on senior secured credit facility	(1,455,016)	(1,584,293)	(1,177,942)
Proceeds from other long-term debt	—	—	5,800
Repayment of other long-term debt and finance lease liabilities	(5,710)	(6,510)	(68,460)
Proceeds from resolution of acquisition contingencies	—	—	15,000
Share repurchase	(5,325)	(10,000)	—
Net payments related to stock-based award activities	(2,252)	(1,636)	(1,782)
Dividends paid	(28,327)	(34,509)	(20,709)
Other financing activities	(262)	(453)	(624)
Net cash used in financing activities	(122,414)	(253,764)	(31,219)
Net cash used in discontinued operations	—	—	(214)
Net (decrease) increase in cash and cash equivalents	(9,237)	(4,269)	5,587
Cash and cash equivalents at beginning of year	19,903	24,172	18,585
Cash and cash equivalents at end of year	$10,666	$19,903	$24,172

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

Fiscal Year: The Company’s fiscal year end is the Saturday nearest to December 31. The following discussion is as of and for the fiscal years ending or ended December 31, 2022 (“2022”), January 1, 2022 ("2021" or “current year”), January 2, 2020 (“2020” or “prior year”) and December 28, 2019 (“2019”), all of which include 52 weeks, with the exception of 2020, which includes 53 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks. The fourth quarter of 53-week years include 13 weeks.

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

The Company generates substantially all of its revenue from contracts with customers, whether formal or implied. Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue as the Company considers itself a pass-through conduit for collecting and remitting sales taxes, with the exception of taxes assessed during the procurement process of select inventories. Greater than 99% of the Company’s revenues are recognized at a point in time. Revenues from product sales are recognized when control of the goods is transferred to the customer, which occurs at a point in time, typically upon delivery or shipment to the customer, depending on shipping terms, or upon customer check-out in a corporate-owned retail store. Freight revenues are also recognized upon delivery, at a point in time. Other revenues, including revenues from value-added services and leases, are recognized as earned, over a period of time. All of the Company’s revenues are domestic, as the Company has no performance obligations on international shipments subsequent to delivery to the domestic port.

The Company evaluates whether it is a principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis) with respect to each contract with customers.

Based upon the nature of the products the Company sells, its customers have limited rights of return, which are immaterial. Discounts provided by the Company to customers at the time of sale are recognized as a reduction in sales as the products are sold. Certain contracts include rebates and other forms of variable consideration, including up-front rebates, rebates in arrears, rebatable incentives, non-cash incentives including stock warrants, and product incentives, which may have tiered structures based on purchase volumes and which are accounted for as variable consideration. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

Cost of Sales: Cost of sales represents the cost of inventory sold during the period, which for all non-production operations includes purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances and excludes warehousing costs, depreciation and other administrative expenses. For the Company’s food processing operations which wound down during fiscal 2020, cost of sales included direct product and production costs, inbound freight, purchasing and receiving costs, utilities, depreciation, and other indirect production costs and excludes out-bound freight and other administrative expenses. The Company’s cost of sales and gross profit may not be identical to similarly titled measures reported by other companies. Vendor allowances and credits that relate to the Company’s buying and merchandising activities consist primarily of promotional allowances, which are allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms. The distribution segments include shipping and handling costs in the selling, general and administrative section of operating expenses within the consolidated statements of earnings.

Cash and Cash Equivalents: Cash and cash equivalents consists of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts and Notes Receivable: Accounts and notes receivable are presented net of allowances for credit losses of $5.1 million and $6.6 million as of January 1, 2022 and January 2, 2021, respectively. The Company estimates losses using an expected loss model, considering both historical data and future expectations, including collection experience, expectations for current credit risks, accounts receivable payment status, the customer’s financial health, as well as the Company’s collateral and creditor position. The Company pools similar assets based on their credit risk characteristics, whereby many of its trade receivables are pooled based on certain customer or aging characteristics. After assets are pooled, an appropriate loss factor is applied based on management’s expectations. The Company also records specific reserves for credit losses in certain circumstances. Operating results include net bad debt (income) expense of $(0.3) million, $2.7 million and $1.5 million for 2021, 2020 and 2019, respectively.

Inventory Valuation: Inventories are valued at the lower of cost or market. Approximately 84.0% and 81.4% of the Company’s inventories were valued on the last-in, first-out (LIFO) method at January 1, 2022 and January 2, 2021, respectively. If replacement cost had been used, inventories would have been $81.8 million and $63.1 million higher at January 1, 2022 and January 2, 2021, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During 2021, 2020 and 2019, certain inventory quantities were reduced. The reductions resulted in liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision by $2.1 million, $1.4 million and $1.5 million in 2021, 2020 and 2019, respectively. The Company accounts for its Food Distribution and Military inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under RIM, inventory is stated at cost, determined by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. The Company records allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

Goodwill and Other Intangible Assets: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed for impairment during the last quarter of each year, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a discounted cash flow model and comparable market values of each reporting segment. Measuring the fair value of reporting units is a Level 3 measurement under the fair value hierarchy. See Note 7, for a discussion of fair value levels.

Intangible assets primarily consist of trade names, customer relationships, pharmacy prescription lists, non-compete agreements, liquor licenses and franchise fees. The following assets are amortized on a straight-line basis over the period of time in which their expected benefits will be realized: prescription lists and customer relationships (period of expected benefit reflecting the pattern in which the economic benefits are consumed), non-compete agreements and franchise fees (length of agreements), and trade names with definite lives (expected life of the assets). Indefinite-lived trade names and liquor licenses are not amortized but are tested at least annually for impairment.

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

Property under finance leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. Internal use software is included in Property and equipment, net and amounted to $42.6 million and $38.5 million as of January 1, 2022 and January 2, 2021, respectively.

Cloud Computing Arrangements: Implementation costs for software that is accessed in hosted cloud computing arrangements is accounted for in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other. Capitalized costs of hosted cloud computing arrangements include configuration, installation, other upfront costs and internal labor costs of employees devoted to the cloud computing software implementation project. Once a project is complete, amortization is computed using the straight-line method over the term of the associated hosting arrangement, including any options to extend the hosting arrangement that the Company is reasonably certain to exercise, generally 3 to 8 years. These costs are classified in the consolidated balance sheets in “Prepaid expenses and other current assets” or “Other assets, net” based on the term of the arrangement, and the related cash flows are presented as cash outflows from operations. The net book value of these implementation costs was $20.6 million and $13.9 million, as of January 1, 2022 and January 2, 2021, respectively.

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

Reserves for Closed Properties: The Company records reserves for closed properties that are subject to long-term lease commitments based upon the lease ancillary costs from the date of closure to the end of the remaining lease term. Prior to the adoption of ASC 842, Leases, these reserves also included the future minimum lease payments associated with these properties. Future cash flows are based on historical expenses, contractual lease terms and knowledge of the geographic area in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. The reserved expenses are paid over the remaining lease terms, which range from 1 to 7 years. Subsequent adjustments to closed property reserves are made when actual exit costs differ from the original estimates. These adjustments are made for changes in estimates in the period in which the changes become known. The current portion of the future closed property obligations is included in “Other accrued expenses,” and the long-term portion is included in “Other long-term liabilities” in the consolidated balance sheets.

Debt Issuance Costs: Debt issuance costs are amortized over the term of the related financing agreement and are included as a direct deduction from the carrying amount of the related debt liability in “Long-term debt and finance lease obligations” in the consolidated balance sheets.

Insurance Reserves: SpartanNash is insured through self-insurance retentions or high deductible programs for workers’ compensation, general liability, and automobile liability, and is also self-insured for healthcare costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation, general liability and automobile liabilities are actuarially estimated based on available historical information on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure to any significant exposure on a per claim basis for its self-insurance retentions and high deductible programs. On a per claim basis, the Company’s exposure is up to $0.5 million for workers’ compensation and general liability, $1.0 million for automobile liability and $0.6 million for healthcare per covered life per year.

A summary of changes in the Company’s self-insurance liability is as follows:

(In thousands)	2021	2020	2019
Balance at beginning of year	$16,737	$16,780	$14,291
Expenses	72,101	62,999	69,253
Acquisitions	—	—	1,894
Claim payments, net of employee contributions	(69,393)	(63,042)	(68,658)
Balance at end of year	$19,445	$16,737	$16,780

The current portion of the self-insurance liability was $11.9 million and $10.0 million as of January 1, 2022 and January 2, 2021, respectively, and is included in “Other accrued expenses” in the consolidated balance sheets. The long-term portion was $7.5 million and $6.7 million as of January 1, 2022 and January 2, 2021, respectively, and is included in “Other long-term liabilities” in the consolidated balance sheets.

Income Taxes: Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred and other tax assets and liabilities.

Earnings per share: Earnings per share (“EPS”) is computed using the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends and their respective participation rights in undistributed earnings. Outstanding nonvested restricted stock incentive awards under the Company’s 2015 Plan contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. Awards under the 2020 Plan do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities. There were no stock warrants outstanding during 2019. The dilutive impact of both the restricted stock awards and warrants are presented below, as applicable. Weighted average restricted stock awards that were not included in the EPS calculations because they were anti-dilutive were 13,614 and 76,654 for 2021 and 2020, respectively.

The following table sets forth the computation of basic and diluted EPS for continuing operations:

	2021	2020	2019
(In thousands, except per share amounts)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Numerator:
Earnings from continuing operations	$73,751	$75,914	$5,917
Adjustment for earnings attributable to participating securities	(1,399)	(1,871)	(149)
Earnings from continuing operations used in calculating earnings per share	$72,352	$74,043	$5,768
Denominator:
Weighted average shares outstanding, including participating securities	35,639	35,861	36,271
Adjustment for participating securities	(676)	(884)	(912)
Shares used in calculating basic earnings per share	34,963	34,977	35,359
Effect of dilutive restricted stock awards	79	1	—
Effect of dilutive warrants	225	—	—
Shares used in calculating diluted earnings per share	35,267	34,978	35,359
Basic earnings per share from continuing operations	$2.07	$2.12	$0.16
Diluted earnings per share from continuing operations	$2.05	$2.12	$0.16

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

Stock Warrants: Stock warrants are accounted for as equity instruments and measured in accordance with ASC 718, Compensation – Stock Compensation. For awards granted to a customer which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price, in accordance with ASC 606, Revenue from Contracts with Customers. To determine the fair value of the warrants in accordance with ASC 718, the Company uses pricing models based in part on assumptions for which management is required to use judgment. Based on the fair value of the awards, the Company determines the amount of warrant expense based on the customer’s achievement of vesting conditions, which is recorded as a reduction of net sales on the consolidated statement of earnings. The dilutive impact of stock warrants is determined using the treasury stock method.

Shareholders’ Equity: The Company’s restated articles of incorporation provide that the Board of Directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the Board of Directors. At January 1, 2022 and January 2, 2021, there were no shares of preferred stock outstanding.

Advertising Costs: The Company’s advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Advertising expenses were $37.7 million, $36.6 million and $39.3 million in 2021, 2020 and 2019, respectively.

Accumulated Other Comprehensive Income (Loss)(“AOCI”): The Company reports comprehensive income (loss), which includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains and losses that are not included in net earnings, such as pension and other postretirement liability adjustments, but rather are recorded directly to shareholders’ equity. These amounts are also presented in the consolidated statements of comprehensive income. The Company’s pension plan was terminated, and benefit obligations were satisfied during 2019. Beginning with December 28, 2019, AOCI relates to the Company’s other postretirement plans.

Discontinued operations: Certain of the previous operations of the Company’s Food Distribution and Retail operations were classified as discontinued operations. Results of discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented. Results of discontinued operations reported on the consolidated statements of earnings are reported net of tax.

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

Note 2 – Revenue

Sources of Revenue

The Company’s main sources of revenue include the following:

Customer Supply Agreements (“CSA”s) – The Company enters into CSAs (also known as Retail Sales and Service Agreements) with many of its retailer customers. These contracts obligate the Company to supply grocery and related products upon receipt of a purchase order from its customers. The contracts often specify minimum purchases a customer is required to make, in dollars or as a percentage of their total purchases, in order to earn certain rebates or incentives. In some cases, customers are required to repay advanced or loaned funds if they fail to meet purchase minimums or otherwise exit the supply agreement. Many of these contracts include various performance obligations other than providing grocery products, such as providing store resets, shelf tags, signage, or merchandising services. The Company has determined that these obligations are not material in the overall context of the contracts, and as such has not allocated transaction price to these obligations. Revenue is recognized under these contracts when control of the product passes to the customer, which may happen before or after delivery depending upon specified shipping terms.

The Company’s Food Distribution customer base is diverse. Sales to one customer in the Food Distribution segment represented 17% of consolidated net sales for 2021, 2020 and 2019. No other single customer exceeded 10% of consolidated net sales in any of the years presented.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	52 Weeks Ended January 1, 2022
(In thousands)	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$1,499,994	$1,001,920	$919,169	$3,421,083
Fresh (b)	1,474,440	992,897	552,580	3,019,917
Non-food (c)	1,372,376	427,872	410,853	2,211,101
Fuel	—	157,236	—	157,236
Other	109,990	1,361	10,351	121,702
Total	$4,456,800	$2,581,286	$1,892,953	$8,931,039
Type of customers:
Individuals	$—	$2,580,277	$—	$2,580,277
Manufacturers, brokers and distributors	54,453	—	1,763,271	1,817,724
Retailers	4,354,897	—	119,331	4,474,228
Other	47,450	1,009	10,351	58,810
Total	$4,456,800	$2,581,286	$1,892,953	$8,931,039

	53 Weeks Ended January 2, 2021
(In thousands)	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$1,519,279	$1,097,013	$1,043,208	$3,659,500
Fresh (b)	1,550,813	1,013,657	610,633	3,175,103
Non-food (c)	1,407,122	419,507	469,653	2,296,282
Fuel	—	106,213	—	106,213
Other	99,964	1,527	9,896	111,387
Total	$4,577,178	$2,637,917	$2,133,390	$9,348,485
Type of customers:
Individuals	$—	$2,636,993	$—	$2,636,993
Manufacturers, brokers and distributors	75,827	—	1,989,248	2,065,075
Retailers	4,425,665	—	134,246	4,559,911
Other	75,686	924	9,896	86,506
Total	$4,577,178	$2,637,917	$2,133,390	$9,348,485

	52 Weeks Ended December 28, 2019
(In thousands)	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$1,209,436	$928,641	$1,027,661	$3,165,738
Fresh (b)	1,445,902	900,096	636,147	2,982,145
Non-food (c)	1,247,964	402,450	501,642	2,152,056
Fuel	—	148,779	—	148,779
Other	79,307	1,383	6,657	87,347
Total	$3,982,609	$2,381,349	$2,172,107	$8,536,065
Type of customers:
Individuals	$—	$2,380,524	$—	$2,380,524
Manufacturers, brokers and distributors	179,872	—	2,065,919	2,245,791
Retailers	3,739,316	—	99,531	3,838,847
Other	63,421	825	6,657	70,903
Total	$3,982,609	$2,381,349	$2,172,107	$8,536,065

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

Accounts and notes receivable are comprised of the following:

	January 1,	January 2,
(In thousands)	2022	2021
Customer notes receivable	$1,915	$2,565
Customer accounts receivable	328,093	337,276
Other receivables	36,092	23,955
Allowance for credit losses	(4,414)	(6,232)
Net current accounts and notes receivable	$361,686	$357,564
Long-term notes receivable	$7,061	$9,299
Allowance for credit losses	(731)	(371)
Net long-term notes receivable	$6,330	$8,928

The Company does not typically incur incremental costs of obtaining a contract that are contingent upon successful contract execution and would therefore be capitalized.

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 2, 2021	$6,232	$371	$6,603
Changes in credit loss estimates	(1,101)	360	(741)
Write-offs charged against the allowance	(717)	—	(717)
Balance at January 1, 2022	$4,414	$731	$5,145

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 28, 2019	$2,739	$233	$2,972
Impact of adoption of new credit loss standard (ASU 2016-13)	1,911	259	2,170
Provision for expected credit losses	1,966	—	1,966
Write-offs charged against the allowance	(384)	(121)	(505)
Balance at January 2, 2021	$6,232	$371	$6,603

During 2021 and 2020, the Company recognized bad debt expense of $0.4 million and $0.7 million, respectively, related to direct write-offs of uncollectable amounts.

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

In the ordinary course of business, the Company also subleases and assigns certain leases to third parties. As of January 1, 2022, the Company estimates the present value of its maximum potential obligations for subleases and assigned leases to be approximately $6.0 million and $10.0 million, respectively.

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

Note 3 – Property and Equipment

Property and equipment consist of the following:

	January 1,	January 2,
(In thousands)	2022	2021
Land and improvements	$92,416	$89,871
Buildings and improvements	580,317	556,518
Equipment	714,680	668,872
Total property and equipment	1,387,413	1,315,261
Less accumulated depreciation and amortization	810,054	738,202
Property and equipment, net	$577,359	$577,059

Depreciation expense was $65.9 million, $64.7 million and $65.5 million in 2021, 2020 and 2019 respectively.

Note 4 – Goodwill and Other Intangible Assets

The Company has three reporting units; however, no goodwill exists within the Retail or Military reporting units. The carrying amount of goodwill recorded within the Food Distribution reporting unit was $181.0 million as of January 1, 2022 and January 2, 2021.

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

During the Company’s 2021 annual impairment review, projected cash flows were discounted based on a weighted average cost of capital (“WACC”) of 9.0%. This WACC was developed from adjusted market based and company specific factors, current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns. The development of the WACC requires estimates of an equity rate of return and a debt rate of return, which are specific to the industry in which the Food Distribution reporting unit operates. The Company concluded that the fair value of the Food Distribution reporting unit was substantially in excess of its carrying value in the annual review.

The following table reflects the components of amortized intangible assets, included in “Intangible assets, net” on the consolidated balance sheets:

	January 1, 2022		January 2, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Non-compete agreements	$4,287	$2,792	$4,287	$2,075
Pharmacy customer prescription lists	4,233	2,095	4,233	1,521
Customer relationships	57,937	18,822	57,937	15,160
Trade names	1,068	987	1,068	837
Franchise fees	1,110	605	1,081	497
Total	$68,635	$25,301	$68,606	$20,090

The weighted average amortization periods for amortizable intangible assets as of January 1, 2022 are as follows:

Non-compete agreements	6.1 years
Pharmacy customer prescription lists	8.0 years
Customer relationships	16.4 years
Trade names	5.0 years
Franchise fees	10.0 years

Amortization expense for intangible assets was $5.2 million, $5.7 million and $5.8 million for 2021, 2020 and 2019, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(In thousands)	2022	2023	2024	2025	2026
Amortization expense	$4,915	$4,810	$4,559	$4,162	$3,647

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and liquor licenses. During the third quarter of 2020, the Company made the decision to abandon a tradename within the Food Distribution segment to better integrate with the Company’s overall transportation operations, resulting in a $7.0 million impairment of the associated indefinite-lived tradename asset. During the fourth quarter of 2020, the Company recognized an impairment charge of $1.7 million, related to a tradename based on a change in the assumptions supporting fair value. Changes in the carrying amount of indefinite-lived intangible assets were as follows:

(In thousands)	Indefinite-lived Intangible Assets
Balance at December 28, 2019	$76,256
Impairment (Note 5)	(8,630)
Balance at January 2, 2021 and January 1, 2022	$67,626

Note 5 – Restructuring, Asset Impairment and Other Charges

The following table provides the activity of reserves for closed properties for 2021, 2020 and 2019. Reserves for closed properties recorded in the consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at December 29, 2018	$16,386	$-	$16,386
Provision for closing charges	1,299	447	1,746
Reclassification of lease liabilities	(8,177)	—	(8,177)
Lease termination adjustments	(62)	—	(62)
Changes in estimates	(635)	—	(635)
Accretion expense	271	—	271
Payments	(4,111)	(430)	(4,541)
Balance at December 28, 2019	4,971	17	4,988
Provision for closing charges	325	2,205	2,530
Changes in estimates	26	(228)	(202)
Accretion expense	121	—	121
Payments	(2,094)	(1,880)	(3,974)
Balance at January 2, 2021	3,349	114	3,463
Provision for closing charges	1,509	—	1,509
Provision for severance	—	362	362
Lease termination adjustments	(220)	—	(220)
Changes in estimates	2	—	2
Accretion expense	91	—	91
Payments	(1,607)	(476)	(2,083)
Balance at January 1, 2022	$3,124	$-	$3,124

Included in the liability are lease-related ancillary costs from the date of site closure to the end of the remaining lease term. Prior to the adoption of ASC 842 (Note 1), the liability also included lease obligations recorded at the present value of future minimum lease payments, calculated using a risk-free interest rate, net of estimated sublease income. Upon the adoption of ASC 842, these liabilities were reclassified to operating lease liabilities within the consolidated balance sheets.

Restructuring, asset impairment and other charges included in the consolidated statements of earnings consisted of the following:

	2021	2020	2019
(In thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Asset impairment charges (a)	$3,783	$20,148	$17,925
Charge on customer advance (b)	—	—	2,351
Provision for closing charges	1,509	325	1,299
Gain on sales of assets related to closed facilities (c)	(2,607)	(31)	(8,532)
Provision for severance for closed sites (d)	362	2,205	447
Other costs associated with distribution center and store closings (e)	636	1,953	2,135
Changes in estimates (f)	2	(202)	(635)
Lease termination adjustments (g)	(799)	—	(1,940)
Total	$2,886	$24,398	$13,050
(a)

Asset impairment charges in the current year were incurred primarily in the Retail segment and relate to current year store closures and previously closed locations, as well as site closures in connection with the Company’s supply chain transformation initiatives within the Food Distribution segment. In 2020, asset impairment charges of $9.1 million were incurred in the Food Distribution segment related to the evaluation of the expected net proceeds from the Fresh Kitchen facility, the exit of the Fresh Cut business, and the sale of equipment related to both Fresh Cut and Fresh Kitchen. Charges of $8.6 million primarily relate to the abandonment of a tradename related to the integration of the Company’s transportation operations. Additionally, certain of the Company’s Retail assets were determined not to be recoverable based on management’s intention to close stores or sell assets related to previously closed stores, resulting in impairment charges totaling $2.1 million. In 2019, asset impairment charges primarily related to the Food Distribution segment, including the Caito trade name.

(b)	The charge on customer advance relates to an advance to an independent retailer customer which was not fully recoverable.
(c)

In 2021, gain on sales of assets primarily relate to sales of pharmacy customer lists, equipment, and real estate associated with the store closings in the Retail segment, in addition to gains on sale of vacant land in the Military segment. 2019 activity primarily related to the sale of a closed Food Distribution warehouse.

(d)

Severance in the current year relates to closures in the Food Distribution segment as well as Retail store closings. In 2020, severance was related to the exit of the Fresh Cut business within the Food Distribution segment.

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

(g)

Lease termination adjustments represent the benefits recognized in connection with early lease buyouts for previously closed sites. Payments made in connection with lease buyouts were applied to reserves for closed properties and lease liabilities, as applicable. In the current year, adjustments include gains of $0.8 million and $0.2 million from write-offs of the lease liability and lease ancillary costs, offset by the cost of a $0.2 million early termination fee.

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

Indefinite lived intangible assets are tested for impairment at least annually, and as needed if an indicator of potential impairment exists. A qualitative assessment was performed to determine whether it is more likely than not that an indefinite lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the indefinite lived intangible asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the indefinite lived intangible asset, then a quantitative assessment is performed. Indefinite lived intangible assets are measured at fair value using Level 3 inputs under the fair value hierarchy, as further described in Note 7. The fair value of indefinite lived intangible assets is determined by estimating the amount and timing of net future cash flows generated from the use of the asset, generally using estimated revenue growth rates and profitability rates and, in the case of the relief-from-royalty methodology, royalty rates. Future cash flows are discounted based on the WACC of the reporting unit in which the asset resides, determined using current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns, as well as estimates of industry specific equity and debt rates of return.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 7. Assets consisting of property and equipment with a book value of $27.5 million were measured at a fair value of $23.7 million, resulting in impairment charges of $3.8 million in 2021. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers. Assets classified as held for sale in the condensed consolidated balance sheet are valued at the expected net proceeds. The Fresh Kitchen facility, which was classified as held for sale as of January 2, 2021, was sold in the first quarter of 2021 for proceeds of $20.5 million.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	January 1,	January 2,
(In thousands)	2022	2021
Senior secured revolving credit facility, due December 2023	$359,640	$440,177
Finance lease obligations (Note 9)	43,142	43,632
Other, 4.35% - 4.36%, due 2023 - 2026	5,617	6,707
Total debt - Principal	408,399	490,516
Unamortized debt issuance costs	(2,675)	(4,072)
Total debt - Principal	405,724	486,444
Less current portion	6,334	5,135
Total long-term debt and finance lease liabilities	$399,390	$481,309

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

Borrowings under the credit facility bear interest at the Company’s option as either Eurodollar loans or Base Rate loans, subject to a grid based upon Excess Availability. The interest rate terms for each of the aforementioned tranches are as follows:

Credit	Outstanding as of
Facility	January 1, 2022
Tranche	(In thousands)	Eurodollar Rate	Base Rate
Tranche A	$328,940	LIBOR plus 1.25% to 1.50%	Greater of:	(i) the Federal Funds Rate plus 0.75% to 1.00%
				(ii) the Eurodollar Rate plus 2.25% to 2.50%
				(iii) the prime rate plus 0.25% to 0.50%
Tranche A-1	$30,700	LIBOR plus 2.25% to 2.50%	Greater of:	(i) the Federal Funds Rate plus 1.75% to 2.00%
				(ii) the Eurodollar Rate plus 2.25% to 2.50%
				(iii) the prime rate plus 1.25% to 1.50%

The Company also incurs an unused line of credit fee on the unused portion of the loan commitments at a rate of 0.25%.

The Credit Agreement requires that the Company maintain Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company is in compliance with all financial covenants as of January 1, 2022 and had Excess Availability after the 10% requirement of $468.5 million and $432.4 million at January 1, 2022 and January 2, 2021, respectively. The Credit Agreement provides for the issuance of letters of credit, of which $16.1 million and $15.6 million were outstanding as of January 1, 2022 and January 2, 2021, respectively.

The weighted average interest rate for all borrowings, including loan fee amortization, was 2.82% for 2021.

At January 1, 2022, aggregate annual maturities and scheduled payments of long-term debt are as follows:

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Total borrowings	$6,334	$364,848	$5,061	$4,471	$5,691	$21,994	$408,399

Note 7 – Fair Value Measurements

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long-lived asset impairment charges, refer to Note 4 and Note 5. At January 1, 2022 and January 2, 2021, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	January 1,	January 2,
(In thousands)	2022	2021
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$6,334	$5,135
Long-term debt and finance lease liabilities	402,065	485,381
Total book value of debt instruments	408,399	490,516
Fair value of debt instruments, excluding debt financing costs	414,667	497,941
Excess of fair value over book value	$6,268	$7,425

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

The Company subleases property at certain locations and for 2021, 2020 and 2019, received rental income of $4.4 million, $4.0 million and $4.0 million, respectively. In the event of customer default, the Company would be responsible for fulfilling these lease obligations. Future payment obligations under these leases are disclosed in Note 9. Contingencies related to credit risk and collectability are disclosed in Note 2.

Unions represent approximately 7% of SpartanNash’s associates. These associates are covered by collective bargaining agreements (“CBAs”). The facilities covered by CBAs, the unions representing the covered associates and the expiration dates for each existing CBA are provided in the following table:

Distribution Center Locations	Union Locals	Expiration Dates
Norfolk, Virginia	IBT 822	April 2022
Columbus, Georgia	IBT 528	September 2022
Grand Rapids, Michigan	IBT 406	October 2022
Landover, Maryland	IBT 639	February 2024
Lima, Ohio Warehouse	IBT 908	January 2025
Lima, Ohio Drivers	IBT 908	January 2025
Bellefontaine, Ohio GTL Truck Lines, Inc.	IBT 908	February 2025
Bellefontaine, Ohio General Merchandise Service Division	IBT 908	February 2025

The Company contributes to the Central States Southeast and Southwest Pension Fund (the “Central States Plan” or the “Plan”), a multi-employer pension plan, in accordance with provisions in place in collective bargaining agreements covering its supply chain operations in Bellefontaine and Lima, Ohio and Grand Rapids, Michigan. This Plan provides retirement benefits to participants based on their service to contributing employers. The benefits to participants under the Plan are paid from assets held in trust for that purpose. An equal number of Trustees are appointed by contributing employers on one hand and by the applicable union(s) on the other hand; however, no representative of SpartanNash is currently serving as a trustee of the Plan. The trustees are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets held in trust and the overall administration of the plan. Our contributions to the Central States Plan are established by each applicable collective bargaining agreement and vary by location. However, our required contributions may increase based on the funded status of the Plan and legal requirements, including those that require substantially underfunded plans like the Central States Plan to adopt a so-called “Rehabilitation Plan” that may require certain increases in employer contribution obligations from year to year.

The Plan continues to be in red zone status, and according to the Pension Protection Act (“PPA”), is considered to be in “critical and declining” zone status. Among other factors, plans in the “critical and declining” zone are generally less than 65% funded and are projected to become insolvent within the next 15 years (or 20 years depending on the ratio of active-to-inactive participants). On March 10, 2021, the United States Congress passed the American Rescue Plan Act of 2021 (the “Act”), which provides financial relief to certain failing multiemployer pension plans. In accordance with the interim guidance issued by the Pension Benefit Guaranty Corporation on July 9, 2021, the Act is designed to prevent such plans from becoming insolvent for the next 30 years. As the Central States Plan is in critical and declining status, it is expected to apply and qualify for relief under the Act on or shortly after their filing period opens on April 1, 2022. The legislation and the available relief are designed to alleviate the risk of insolvency of the Plan for the next 30 years.

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

Based on the most recent information available to the Company, management believes that the present value of actuarial accrued liabilities in the Central States Plan significantly exceeds the value of the assets held in trust to pay benefits. Management is not aware of any significant change in funding levels in the Plan since January 1, 2022. Due to uncertainty regarding future factors that could trigger a withdrawal liability, as well as the absence of specific information regarding matters such as the Plan’s current financial situations, we are unable to determine with certainty the current amount of the Plan’s underfunding and/or SpartanNash’s current potential withdrawal liability exposure in the event of a future withdrawal from the Plan. Any adjustment for withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably determined.

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

The components of lease cost were as follows:

	2021	2020	2019
(In thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Operating lease cost	$58,410	$55,955	$54,798
Short-term lease cost	8,469	8,698	7,131
Finance lease cost
Amortization of assets	4,645	4,045	3,330
Interest on lease liabilities	3,005	3,194	3,084
Variable rent	162	333	10
Sublease income	(4,356)	(3,994)	(4,014)
Total net lease cost	$70,335	$68,231	$64,339

Supplemental balance sheet information related to leases was as follows:

	January 1,	January 2,
(In thousands)	2022	2021
Operating leases:
Operating lease assets	$283,040	$289,173

Current portion of operating lease liabilities	$47,845	$45,786
Noncurrent operating lease liabilities	266,701	278,859
Total operating lease liabilities	$314,546	$324,645
Finance leases:
Property and equipment, at cost	$56,591	$53,932
Accumulated amortization	(18,707)	(14,971)
Property and equipment, net	$37,884	$38,961

Current portion of finance lease liabilities	$5,359	$4,030
Noncurrent finance lease liabilities	37,783	39,602
Total finance lease liabilities	$43,142	$43,632

Weighted average remaining lease term (in years):
Operating leases	7.8	8.4
Finance leases	10.2	11.3

Weighted average discount rate:
Operating leases	5.2%	5.5%
Finance leases	7.1%	7.3%

Supplemental cash flow and other information related to leases was as follows:

	2021	2020	2019
(In thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$62,590	$62,008	$62,455
Operating cash flows used for finance leases	3,005	3,173	3,047
Financing cash flows used for finance leases	4,738	4,075	5,453

Lease assets obtained in exchange for lease liabilities:
Total operating lease liabilities	36,867	62,500	34,346
Total finance lease liabilities	4,238	3,602	3,679

The Company’s total future lease commitments under operating and finance leases in effect at January 1, 2022 are as follows:

	Operating	Finance
(In thousands)	Leases	Leases	Total
2022	$62,665	$8,181	$70,846
2023	58,425	6,835	65,260
2024	50,715	6,334	57,049
2025	45,985	5,859	51,844
2026	40,005	5,268	45,273
Thereafter	128,931	28,186	157,117
Total	386,726	60,663	447,389
Less interest	72,180	17,521	89,701
Present value of lease liabilities	314,546	43,142	357,688
Less current portion	47,845	5,359	53,204
Long-term lease liabilities	$266,701	$37,783	$304,484

Certain retail store facilities and the Fresh Cut production facility, either owned or obtained through leasing arrangements, are leased to others. A majority of the leases provide for minimum rent and contain renewal options. Certain of the leases contain escalation clauses and contingent rentals based upon stipulated sales volumes.

Owned assets, included in property and equipment, which are leased to others are as follows:

	January 1,	January 2,
(In thousands)	2022	2021
Land and improvements	$8,681	$7,141
Buildings	40,900	27,864
Owned assets leased to others	49,581	35,005
Less accumulated amortization and depreciation	15,944	11,190
Net owned assets leased to others	$33,637	$23,815

Future minimum rentals to be received under leases in effect at January 1, 2022 are as follows:

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Owned property	$6,054	$5,794	$4,875	$3,775	$3,423	$25,064	$48,985
Leased property	3,814	3,315	2,630	1,820	969	4,063	16,611
Total	$9,868	$9,109	$7,505	$5,595	$4,392	$29,127	$65,596

Note 10 – Associate Retirement Plans

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

Defined Contribution Plans

Expense for employer matching contributions made to defined contribution plans totaled $11.8 million, $12.2 million and $11.5 million in 2021, 2020 and 2019, respectively.

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

The Company holds variable universal life insurance policies on certain key associates intended to fund distributions under the deferred compensation plan referenced above. The net cash surrender value of approximately $4.3 million at both January 1, 2022 and January 2, 2021 is recorded in “Other assets, net” in the consolidated balance sheets. These policies have an aggregate amount of life insurance coverage of approximately $15.0 million.

Defined Benefit Plans

On February 28, 2018, the Company’s Board of Directors granted approval to proceed with terminating the SpartanNash Company Pension Plan (the “Pension Plan”), a frozen defined benefit pension plan. The Plan was terminated on July 31, 2018 and the distribution of assets to plan participants occurred in 2019. In 2020, the Company realized gains of $1.2 million related to refunds from the annuity provider to the Plan associated with the final reconciliation of participant data. The remaining plan asset balance of $2.7 million was used to fund employer match liabilities associated with defined contribution plans in 2021.

In 2019, lump sum distributions and annuity payouts of $72.6 million were made resulting in pre-tax settlement charges of $18.2 million, including $18.0 million related to the Plan termination. The Company also recognized other termination expenses of $1.5 million in 2019.

Postretirement Medical Plans

SpartanNash Company and certain subsidiaries provide healthcare benefits to retired associates under the SpartanNash Company Retiree Medical Plan (the “Retiree Medical Plan”). Former Spartan Stores, Inc. associates hired prior to January 1, 2002 who were not covered by CBAs during their employment, who have at least 10 years of service and have attained age 55 upon retirement qualify as “covered associates.” Covered associates who retired prior to March 31, 1992 receive Medicare supplemental benefits. Covered associates retiring after April 1, 1992 are eligible for monthly postretirement healthcare benefits of $5 multiplied by the associate’s years of service. This benefit is provided in the form of a credit against their monthly insurance premium or Medicare supplemental insurance. The retiree is responsible to pay the balance of the premium.

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

	Pension Plan		Retiree Medical Plan
	January 1,	January 2,	January 1,	January 2,
(In thousands, except percentages)	2022	2021	2022	2021
Funded Status
Projected/Accumulated benefit obligation:
Balance at beginning of year	$—	$—	$11,909	$10,783
Service cost	—	—	187	182
Interest cost	—	—	226	303
Actuarial (gain) loss	—	—	(849)	1,027
Benefits paid	—	—	(442)	(386)
Balance at end of year	$—	$—	$11,031	$11,909

Fair value of plan assets:
Balance at beginning of year	$2,689	$1,496	$—	$—
Refund from annuity provider	—	1,193	—	—
Company contributions	—	—	442	386
Excess asset transfer	(2,689)	—	—	—
Benefits paid	—	—	(442)	(386)
Balance at end of year	$—	$2,689	$—	$—
Funded (unfunded) status	$—	$2,689	$(11,031)	$(11,909)

Components of net amount recognized in consolidated balance sheets:
Current assets	$—	$2,689	$—	$—
Current liabilities	—	—	(496)	(471)
Noncurrent liabilities	—	—	(10,535)	(11,438)
Net asset (liability)	$—	$2,689	$(11,031)	$(11,909)

Amounts recognized in AOCI:
Net actuarial loss	$—	$—	$1,653	$2,732
Accumulated other comprehensive loss	$—	$—	$1,653	$2,732

Weighted average assumptions at measurement date:
Discount rate	N/A	N/A	2.90%	2.57%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%

	Pension Plan			Retiree Medical Plan
(In thousands, except percentages)	2021	2020	2019	2021	2020	2019
Components of net periodic benefit (income) cost:
Service cost	$—	$—	$—	$187	$182	$171
Interest cost	—	—	1,134	226	303	375
Amortization of prior service cost	—	—	—	—	—	(92)
Expected return on plan assets	—	—	(714)	—	—	—
Gain on reconciliation with annuity provider	—	(1,193)	—	—	—	—
Recognized actuarial net loss	—	—	691	230	104	—
Net periodic benefit (income) expense	$—	$(1,193)	$1,111	$643	$589	$454
Settlement expense	—	—	18,244	—	—	—
Total net periodic benefit (income) cost	$—	$(1,193)	$19,355	$643	$589	$454

Weighted average assumptions used to determine net periodic benefit (income) cost:
Discount rate	N/A	N/A	3.48%	2.57%	3.26%	4.41%
Expected return on plan assets	N/A	N/A	2.80%	N/A	N/A	N/A

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Retiree Medical Plan. Assumed current healthcare cost trend rates used to determine net periodic benefit cost were as follows:

	2021	2020	2019
Post-65	7.00%	7.50%	7.50%

Expected Return on Assets and Investment Strategy

There were not any pension plan assets as of January 1, 2022. Pension plan assets consisted of money market funds of $2.7 million at January 2, 2021. Money market funds are valued on a daily basis at NAV using the amortized cost of the securities held in the fund. Since amortized cost does not meet the criteria for an active market, money market funds are classified within level 2 of the fair value hierarchy of ASC 820, Fair Value Measurement. The pension plan did not hold any level three assets as of January 1, 2022 or January 2, 2021.

See Note 7 for a discussion of the levels of the fair value hierarchy. The fair value measurement level used is based on the lowest level of any input that is significant to the fair value measurement.

The Company expects to make contributions in 2022 of $0.5 million to the Retiree Medical Plan.

The following estimated benefit payments are expected to be paid in the following fiscal years:

(In thousands)	2022	2023	2024	2025	2026	2027 to 2031
Post-retirement medical benefits	$495	$530	$559	$584	$610	$3,283

Multi-Employer Health and Welfare Plans

In addition to the plans described above, the Company participates in the Michigan Conference of Teamsters and Ohio Conference of Teamsters Health and Welfare plans. The Company contributes to these multi-employer health and welfare plans under the terms contained in existing CBAs, including the requisite contribution amounts set forth within such CBAs. The health and welfare plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active associates and retirees, as determined under the terms of the plan. Although the plans may provide certain benefits to retired employees, the Company’s only contribution obligation is to make contributions in amounts tied to the hours worked by its active employees. As a result, the plan does not constitute a postretirement benefit plan of the Company. Because the plans aggregate contributions from multiple employers, the Company is unable to determine how much of its contributions are allocated to benefits paid to its active employees and those, if any, that are allocated to benefits paid to other employer’s active employees and/or postretirement benefits. These types of plans often have a significant surplus of funds held in reserve in excess of claims incurred, and there is no potential withdrawal liability related to the Company’s participation in the plans. With respect to the Company’s participation in these plans, expense is recognized as contributions are made. The Company contributed $13.2 million, $13.7 million and $13.8 million to these plans in 2021, 2020 and 2019, respectively.

Multi-Employer Pension Plan

The Company also contributes to the Central States Plan, a multi-employer plan defined previously, under the terms of CBAs that cover its union-represented associates, including the requisite contribution amounts set forth within such CBAs. The Company is party to four CBAs that require contributions to the Central States Plan with expiration dates ranging from April 2022 to February 2025. These CBAs cover warehouse personnel and drivers in Grand Rapids, Michigan and Bellefontaine and Lima, Ohio. With respect to the Company’s participation in the Central States Plan (EIN 36-60442343 / Pension Plan Number 001), expense is recognized as contributions are made to the Central States Plan. The Company contributed $13.5 million, $14.1 million and $14.0 million to the Central States Plan in 2021, 2020 and 2019, respectively. The contributions made by the Company represent less than five percent of the Plan’s total contributions in 2021.

Refer to Note 8, for further information regarding the Company’s participation in the Central States Plan. As of the date the consolidated financial statements were issued, an annual report for the Central States Plan on IRS Form 5500 was not publicly available for the plan year ended December 31, 2021.

Note 11 – Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period. For the Company, the activity relates to pension and other postretirement benefit plans, including those described in Note 10.

Changes in AOCI are as follows:

	2021	2020	2019
(In thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Balance at beginning of the year, net of tax	$(2,276)	$(1,600)	$(15,759)
Other comprehensive income (loss) before reclassifications	837	(1,086)	219
Income tax (expense) benefit	(203)	268	(55)
Other comprehensive income (loss), net of tax, before reclassifications	634	(818)	164
Amortization of amounts included in net periodic benefit cost (a)	250	191	18,480
Income tax expense (b)	(63)	(49)	(4,485)
Amounts reclassified out of AOCI, net of tax	187	142	13,995
Other comprehensive income (loss), net of tax	821	(676)	14,159
Balance at end of the year, net of tax	$(1,455)	$(2,276)	$(1,600)
(a)

Reclassified from AOCI into Other, net, or Selling, general and administrative expense. Amounts include amortization of net actuarial loss, amortization of prior service cost, and settlement expense totaling $0.1 million and $18.4 million in 2020 and 2019, respectively. There was no settlement expense in 2021.

(b)	Reclassified from AOCI into Income tax expense (benefit).

Note 12 – Income Tax

The income tax provision for continuing operations is made up of the following components:
	2021	2020	2019
(In thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Current income tax expense (benefit):
Federal	$5,436	$1,844	$(899)
State	1,867	5,149	817
Total current income tax expense (benefit)	7,303	6,993	(82)
Deferred income tax expense (benefit):
Federal	14,877	5,637	126
State	2,726	(3,180)	(2,386)
Total deferred income tax expense (benefit)	17,603	2,457	(2,260)
Total income tax expense (benefit)	$24,906	$9,450	$(2,342)

A reconciliation of the statutory federal rate to the effective rate is as follows:

	2021	2020	2019
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Federal statutory income tax rate	21.0%	21.0%	21.0%
Stock compensation	0.0	0.7	7.2
Non-deductible expenses	1.7	1.9	0.8
Change in tax contingencies	0.0	0.9	—
Charitable product donations	(0.1)	(0.2)	(5.6)
Other, net	(0.3)	(1.0)	(2.4)
Federal loss carryback (a)	—	(11.9)	—
State taxes, net of federal income tax benefit	3.8	1.7	(36.1)
Tax credits	(0.9)	(2.0)	(50.4)
Effective income tax rate	25.2%	11.1%	(65.5)%
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

Deferred tax assets and liabilities resulting from temporary differences as of January 1, 2022 and January 2, 2021 are as follows:

	January 1,	January 2,
(In thousands)	2022	2021
Deferred tax assets:
Employee benefits	$25,358	$33,115
Accrued workers' compensation	1,943	1,834
Allowance for doubtful accounts	1,317	1,688
Intangible assets	—	2,203
Restructuring	333	377
Deferred revenue	2,083	1,679
Stock warrant	1,258	1,896
Lease liabilities	85,781	87,606
Accrued insurance	893	964
State net operating loss carryforwards (a)	6,576	6,175
All other	2,338	2,481
Total deferred tax assets	127,880	140,018

Deferred tax liabilities:
Property and equipment	47,240	47,472
Lease assets	76,589	77,673
Inventory	35,382	33,531
Goodwill	30,044	26,025
Intangible assets	187	—
All other	2,130	1,045
Total deferred tax liabilities	191,572	185,746
Net deferred tax liability	$63,692	$45,728
(a)	As of January 1, 2022, the Company’s state net operating loss carryforwards in various taxing jurisdictions expire in tax years 2022 through 2041 if not utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2021	2020
Balance at beginning of year	$1,317	$1,425
Gross increases - tax positions taken in prior years	84	910
Gross decreases - tax positions taken in prior years	(11)	(1,000)
Lapsed statutes of limitations	(170)	(18)
Balance at end of year	$1,220	$1,317

Unrecognized tax benefits of $0.1 million are set to expire prior to December 31, 2022. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amount recognized due to a lapse in the statute of limitations that reduced the Company’s effective income tax rate in 2021 and 2020 was immaterial in both years. The amount of unrecognized tax benefits, including interest and penalties, that would reduce the Company’s effective income tax rate if recognized in future periods was $1.0 million as of January 1, 2022.

SpartanNash or its subsidiaries file income tax returns with federal, state and local tax authorities within the United States. With few exceptions, SpartanNash is no longer subject to examinations by U.S. federal tax authorities for fiscal years before the year ended January 3, 2015, and state or local tax authorities for fiscal years before the year ended December 31, 2017.

Note 13 – Share-Based Payments

Share-Based Payments to Employees

The Company sponsors a shareholder-approved stock incentive plan (the “2020 Plan”) that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, dividend equivalent rights, and other stock-based and stock-related awards to directors, employees, or contractors of the Company, as determined by the Compensation Committee of the Board of Directors. Holders of restricted stock and stock awards issued under the 2020 Plan are entitled to participate in dividends, payable upon the vesting of the underlying awards. As of January 1, 2022, a total of 1,742,964 shares remained unissued under the 2020 Plan. All outstanding unvested shares of restricted stock vest immediately upon a “Change in Control,” as defined by the Plan.

There was no stock option activity in 2021 or 2020. The following table summarizes stock option activity for 2019:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic Value
	Under Options	Price	Life Years	(in thousands)
Options outstanding and exercisable at December 29, 2018	13,052	$13.87	0.37	$39
Exercised	(13,052)	13.87		51
Options outstanding and exercisable at December 28, 2019	—	$—	—	$—

Restricted shares awarded to associates in 2021 vest ratably over a three-year service period and over one year for grants to members of the Board of Directors. Restricted shares awarded to associates prior to 2021 vest ratably over a four-year service period. Awards are subject to forfeiture and certain transfer restrictions prior to vesting. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the required service period.

The following table summarizes restricted stock activity for 2021, 2020 and 2019:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Outstanding and nonvested at December 29, 2018	822,819	$23.07
Granted	488,063	17.84
Vested	(346,721)	23.47
Forfeited	(35,428)	20.11
Outstanding and nonvested at December 28, 2019	928,733	20.28
Granted	521,566	15.96
Vested	(396,219)	21.65
Forfeited	(80,132)	16.48
Outstanding and nonvested at January 2, 2021	973,948	17.72
Granted	562,653	18.96
Vested	(388,403)	19.81
Forfeited	(116,361)	18.19
Outstanding and nonvested at January 1, 2022	1,031,837	$17.56

The total intrinsic value of shares vested was $7.3 million, $5.3 million and $6.2 million in 2021, 2020 and 2019, respectively.

Share-based payment expense recognized and included in “Selling, general and administrative expenses” in the consolidated statements of earnings, and related tax benefits were as follows:

	2021	2020	2019
(In thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Restricted stock	$6,868	$6,299	$7,312
Tax benefits	(1,744)	(839)	(1,303)
Stock-based compensation stock expense, net of tax	$5,124	$5,460	$6,009

As of January 1, 2022, total unrecognized compensation cost related to non-vested restricted stock awards granted under the stock incentive plan was $7.3 million. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 2.1 years.

The Company recognized tax deductions of $7.7 million, $5.9 million and $7.2 million related to the exercise of stock options and the vesting of restricted stock in 2021, 2020 and 2019, respectively.

The Company sponsored a stock bonus plan covering 300,000 shares of SpartanNash common stock. Under the provisions of this plan, certain officers and key associates may elect to receive a portion of their annual bonus in common stock rather than cash, which will be issued at 120% of cash value. After the shares are issued, the holder is not able to sell or otherwise transfer the shares until the end of the holding period, which is 24 months. Compensation expense is recorded based upon the market price of the stock as of the measurement date. Under the plan, 15,778, 3,443 and 8,087 shares were issued in 2021, 2020 and 2019, respectively. The stock bonus plan expired on March 31, 2021.

The Company also sponsors an associate stock purchase plan covering 200,000 shares of SpartanNash common stock. The plan enables associates of the Company to purchase shares at 95% of the fair market value. As of January 1, 2022, a total of 182,733 shares had been issued under the plan.

Stock Warrant

On October 7, 2020, in connection with its entry into a commercial agreement with Amazon.com, Inc. (“Amazon”), the Company issued Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon, a warrant to acquire up to an aggregate of 5,437,272 shares of the Company’s common stock (the “Warrant”), subject to certain vesting conditions. Warrant shares equivalent to 2.5% of the Company’s outstanding and issuable shares, or 1,087,455 shares, vested upon the signing of the commercial agreement, and had a grant date fair value of $5.51 per share. Warrant shares equivalent to up to 10.0% of the Company’s outstanding and issuable shares, or 4,349,817 shares, may vest in connection with conditions defined by the terms of the Warrant, as Amazon makes payments to the Company in connection with the commercial supply agreement, in increments of $200 million, and had a grant date fair value of $5.33 per share. Upon vesting, shares may be acquired at an exercise price of $17.7257. The warrant contains customary anti-dilution, down-round and change-in-control provisions. The right to purchase shares in connection with the Warrant expires on October 7, 2027.

Non-cash share-based payment expense associated with the stock warrant is recognized as vesting conditions are achieved, based on the grant date fair value of the warrant. The fair value of the warrant was determined as of the grant date in accordance with ASC 718, Compensation – Stock Compensation, using the binomial lattice pricing model (the “lattice model”). The lattice model is based, in part, upon assumptions for which management is required to use judgment. The assumptions made for purposes of estimating fair value under the lattice model for the Warrant were as follows:

	Selected Assumption	Methodology
Risk free interest rate	0.56%	Derived from the Constant Maturity Treasury Rate with maturity matching time to expiration of the Warrants
Volatility	47.00%	Based on historical equity volatility of Company stock over a period matching the assumed warrants term
Dividend yield	4.57%	Based on the historical dividends paid by the Company

The warrant shares, which vested upon signing the commercial agreement, have a contractual term of 7 years, whereas the warrant shares, which vest upon payments made to the Company in connection with the commercial supply agreement, have an estimated weighted average term of 3.6 years.

The following table summarizes stock warrant activity for 2021 and 2020:

Warrant
Outstanding and nonvested at December 28, 2019	—
Granted	5,437,272
Vested	(1,087,455)
Outstanding and nonvested at January 2, 2021	4,349,817
Vested	(434,984)
Outstanding and nonvested at January 1, 2022	3,914,833

Share-based payment expense recognized, included as a reduction of “Net sales” in the consolidated statements of earnings, and related tax benefits were as follows:

	2021	2020
(In thousands)	(52 Weeks)	(53 Weeks)
Warrant expense	$1,958	$6,549
Tax benefits	(152)	(2,051)
Warrant expense, net of tax	$1,806	$4,498

As of January 1, 2022, total unrecognized cost related to non-vested warrants was $20.7 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 5.8 years. Warrants representing 1,522,439 shares are vested and exercisable. As of January 1, 2022, nonvested warrant shares had an intrinsic value of $31.5 million, and vested warrant shares had an intrinsic value of $12.2 million.

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	2021	2020	2019
(In thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Non-cash investing activities:
Capital expenditures included in accounts payable	$15,277	$15,984	$16,111
Non-cash acquisition	—	—	5,363
Non-cash financing activities:
Dividends declared but unpaid	485	99	6,907
Other supplemental cash flow information:
Cash paid for interest	12,245	18,448	33,236
Income tax (refunds) payments	(10,110)	18,717	(9,680)

Note 15 – Reporting Segment Information

SpartanNash sells and distributes products that are typically found in supermarkets and discount stores. The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is the Chief Executive Officer, who determines the allocation of resources and, through a regular review of financial information, assesses the performance of the operating segments. The business is classified by management into three reportable segments: Food Distribution, Military and Retail. These reportable segments are three distinct businesses, each with a different customer base, management structure, and basis for determining budgets, forecasts, and executive compensation. The Company reviews its reportable segments on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred. Refer to Note 2 for information regarding the basis of organization and types of products, services and customers that the Company derives revenue from. Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments.

The following tables set forth information about the Company by reporting segment:

	Food
(In thousands)	Distribution	Retail	Military	Total
2021 (52 Weeks)
Net sales to external customers	$4,456,800	$2,581,286	$1,892,953	$8,931,039
Inter-segment sales	1,095,647	827	—	1,096,474
Acquisition and integration	—	708	—	708
Restructuring and asset impairment, net	795	2,459	(368)	2,886
Depreciation and amortization	33,023	46,224	13,464	92,711
Operating earnings (loss)	59,489	66,971	(14,260)	112,200
Capital expenditures	31,847	33,407	14,173	79,427

2020 (53 Weeks)
Net sales to external customers	$4,577,178	$2,637,917	$2,133,390	$9,348,485
Inter-segment sales	1,125,112	359	—	1,125,471
Acquisition and integration	—	421	—	421
Restructuring and asset impairment, net	21,085	3,313	—	24,398
Depreciation and amortization	32,289	45,199	12,388	89,876
Operating earnings (loss)	45,962	66,359	(9,915)	102,406
Capital expenditures	25,055	33,894	8,349	67,298

2019 (52 Weeks)
Net sales to external customers	$3,982,609	$2,381,349	$2,172,107	$8,536,065
Inter-segment sales	976,372	—	—	976,372
Acquisition and integration	(122)	1,559	—	1,437
Restructuring and asset impairment, net	14,844	(1,794)	—	13,050
Depreciation and amortization	33,396	43,171	11,834	88,401
Operating earnings (loss)	47,416	18,842	(9,316)	56,942
Capital expenditures	28,385	40,135	6,295	74,815

			January 1,	January 2,
(In thousands)			2022	2021
Total Assets
Food Distribution			$1,092,851	$1,112,961
Retail			747,342	763,876
Military			366,589	400,554
Total			$2,206,782	$2,277,391

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of January 1, 2022 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO and CFO, concluded that SpartanNash’s disclosure controls and procedures were effective to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of SpartanNash Company, including its CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. SpartanNash Company’s internal controls were designed by, or under the supervision of, the CEO and CFO, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of SpartanNash Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of SpartanNash Company are being made only in accordance with authorizations of management and directors of SpartanNash Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SpartanNash Company’s assets that could have a material effect on the financial statements.

Management of SpartanNash Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that SpartanNash Company’s internal control over financial reporting was effective as of January 1, 2022.

The independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of January 1, 2022 as stated in their report on the following page.

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

To the Board of Directors and shareholders of

SpartanNash Company and subsidiaries

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SpartanNash Company and subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 1, 2022, of the Company and our report dated March 2, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

March 2, 2022

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is here incorporated by reference from the sections titled “Board of Directors,” “SpartanNash’s Executive Officers,” “Ownership of SpartanNash Stock—Delinquent Section 16(a) Reports,” and “Corporate Governance—Code of Conduct,” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2022.

Item 11.  Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Compensation of Directors,” “Board of Directors—Interlocks and Insider Relationships” and “Compensation Committee Report” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2022.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the section titled “Ownership of SpartanNash Stock” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2022.

The following table provides information about SpartanNash’s equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2021.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (1))
Plan Category	(1)	(2)	(3)
Equity compensation Plans approved by security holders (a)	—	—	1,742,964
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	—	—	1,742,964

(a)

Consists of the Stock Incentive Plan of 2020. The numbers of shares reflected in column (3) in the table above with respect to the Stock Incentive Plan of 2020 represent shares that remain available for future issuance under the plan other than upon the exercise of outstanding options, warrants or rights. The plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in SpartanNash’s capitalization.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and “Corporate Governance—Director Independence” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2022.

Item 14.  Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2022.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
1.	Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (PCAOB ID No. 34) dated March 2, 2022

Consolidated Balance Sheets at January 1, 2022 and January 2, 2021

Consolidated Statements of Earnings for the years ended January 1, 2022, January 2, 2021 and December 28, 2019

Consolidated Statements of Comprehensive Income for the years ended January 1, 2022, January 2, 2021 and December 28, 2019

Consolidated Statements of Shareholders’ Equity for the years ended January 1, 2022, January 2, 2021 and December 28, 2019

Consolidated Statements of Cash Flows for the years ended January 1, 2022, January 2, 2021 and December 28, 2019

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

3.2	Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Incorporated herein by reference.

4.1	Description of Capital Stock. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 2021. Incorporated herein by reference.

10.1

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

10.2

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

10.4*	Form of 2021 Long-Term Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 24, 2021. Incorporated herein by reference.

10.5*	Form of 2021 Annual Cash Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 24, 2021. Incorporated herein by reference.

10.6*	Form of 2020 Long-Term Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 18, 2020. Incorporated herein by reference.

10.7*	Form of 2020 Annual Cash Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 18, 2020. Incorporated herein by reference.

10.8*	Form of 2019 Long-Term Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 20, 2019. Incorporated herein by reference.

10.9*	Form of 2019 Annual Cash Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 20, 2019. Incorporated herein by reference.

10.10*	SpartanNash Company Stock Incentive Plan of 2020. Previously filed as an exhibit to the Company’s Form S-8 filed on May 29, 2020. Incorporated herein by reference.

10.11*	SpartanNash Company Stock Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Form S-8 filed on June 4, 2015. Incorporated herein by reference.

10.12*

SpartanNash Company Supplemental Executive Retirement Plan, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 27, 2010. Incorporated herein by reference.

10.13*	SpartanNash Company Supplemental Executive Savings Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement filed on December 21, 2001. Incorporated herein by reference.

10.14*	SpartanNash Company 2001 Stock Bonus Plan. Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the year ended December 28, 2013. Incorporated herein by reference.

10.15*

Form of Restricted Stock Award to Executive Officers. Previously filed as an exhibit to SpartanNash Company’s Quarterly Report on Form 10-Q for the quarter ended April 18, 2020. Incorporated herein by reference.

10.16*

Form of Restricted Stock Award to Non-Employee Directors. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 24, 2021. Incorporated herein by reference.

10.17*

Form of Restricted Stock Award to Senior Leadership Team. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 11, 2020. Incorporated herein by reference.

10.18*	Form of Restricted Stock Award to Associates. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 24, 2021. Incorporated herein by reference.

Exhibit Number	Document

10.19*	Form of Restricted Stock Award to Interim CEO. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 2021. Incorporated herein by reference.

10.20*	Form of Restricted Stock Award to Corporate Counsel. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 2021. Incorporated herein by reference.

10.21*

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

10.23*

Executive Separation Agreement between SpartanNash Company and Kathleen Mahoney. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 9, 2021. Incorporated herein by reference

10.24*	Executive Employment Agreement between SpartanNash Company and Tony Sarsam.

10.25*	Form of Executive Employment Agreement between SpartanNash Company and certain executive officers.

10.26

Transaction Agreement, by and between SpartanNash and Amazon.com NV Investments Holdings LLC, dated as of October 7, 2020. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 8, 2020. Incorporated herein by reference.

10.27

Warrant to Purchase Common Stock of SpartanNash Company, by and between SpartanNash Company and Amazon.com NV Investment Holdings LLC, dated as of October 7, 2020. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 8, 2020. Incorporated herein by reference.

21	Subsidiaries of SpartanNash Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 1, 2022, has been formatted in Inline XBRL.
*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SpartanNash Company (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)

Date: March 2, 2022	By	/s/ Tony B. Sarsam
Tony B. Sarsam President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SpartanNash Company and in the capacities and on the dates indicated.

March 2, 2022	By	*
M. Shân Atkins Director

March 2, 2022	By	*
Dr. Frank M. Gambino Director

March 2, 2022	By	*
Douglas A. Hacker Chairman of the Board

March 2, 2022	By	*
Yvonne R. Jackson Director

March 2, 2022	By	*
Matthew Mannelly Director

March 2, 2022	By	*
Elizabeth A. Nickels Director

March 2, 2022	By	*
Hawthorne Proctor Director

March 2, 2022	By	*
William R. Voss Director

March 2, 2022	By	*
Julien Mininberg Director

March 2, 2022	By	*
Jaymin Patel Director

March 2, 2022	By	*
Pamela Puryear, PhD Director

March 2, 2022	By	/s/ Tony B. Sarsam
Tony B. Sarsam President and Chief Executive Officer
(Principal Executive Officer)

March 2, 2022	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 2, 2022	*By	/s/ Jason Monaco
Jason Monaco Attorney-in-Fact