Form 10-Q
period 2022-04-23
SpartanNash Co
filed 2022-06-02
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 23, 2022.

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

As of May 31, 2022, the registrant had 36,126,354 outstanding shares of common stock, no par value.

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

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022 and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. These risks and uncertainties include disruptions associated with the COVID-19 pandemic, general business conditions, changes in overall economic conditions that impact consumer spending, the Company’s ability to integrate acquired assets, the impact of competition and other factors which are often beyond the control of the Company, and other risks listed in the “Risk Factors” discussions in Items 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022, and risks and uncertainties not presently known to the Company, or that the Company currently deems immaterial.

This section and the discussions contained in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022 and in Part I, Item 2 “Critical Accounting Policies” of this Quarterly Report on Form 10-Q, are intended to provide meaningful cautionary statements for purposes of the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all the economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur, or information obtained after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	April 23,	January 1,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$16,330	$10,666
Accounts and notes receivable, net	395,467	361,686
Inventories, net	556,322	522,324
Prepaid expenses and other current assets	63,772	62,517
Total current assets	1,031,891	957,193

Property and equipment, net	575,666	577,359
Goodwill	181,035	181,035
Intangible assets, net	109,400	110,960
Operating lease assets	269,278	283,040
Other assets, net	96,963	97,195

Total assets	$2,264,233	$2,206,782

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$478,964	$447,451
Accrued payroll and benefits	66,316	86,315
Other accrued expenses	63,164	67,893
Current portion of operating lease liabilities	47,375	47,845
Current portion of long-term debt and finance lease liabilities	5,806	6,334
Total current liabilities	661,625	655,838

Long-term liabilities
Deferred income taxes	74,396	63,692
Operating lease liabilities	252,126	266,701
Other long-term liabilities	36,483	38,292
Long-term debt and finance lease liabilities	444,299	399,390
Total long-term liabilities	807,304	768,075

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 36,140 and 35,948 shares outstanding	494,571	493,783
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive loss	(1,432)	(1,455)
Retained earnings	302,165	290,541
Total shareholders’ equity	795,304	782,869

Total liabilities and shareholders’ equity	$2,264,233	$2,206,782

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	16 Weeks Ended
	April 23, 2022	April 24, 2021
Net sales	$2,763,658	$2,657,799
Cost of sales	2,313,075	2,239,769
Gross profit	450,583	418,030

Operating expenses
Selling, general and administrative	422,182	387,937
Acquisition and integration	239	59
Restructuring and asset impairment, net	13	(161)
Total operating expenses	422,434	387,835

Operating earnings	28,149	30,195

Other expenses and (income)
Interest expense	4,185	4,589
Other, net	(216)	(266)
Total other expenses, net	3,969	4,323

Earnings before income taxes	24,180	25,872
Income tax expense	4,891	6,356
Net earnings	$19,289	$19,516

Basic net earnings per share:	$0.54	$0.55

Diluted net earnings per share:	$0.53	$0.54

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	16 Weeks Ended
	April 23, 2022	April 24, 2021
Net earnings	$19,289	$19,516

Other comprehensive income, before tax
Postretirement liability adjustment	30	76

Income tax expense related to items of other comprehensive income	(7)	(19)

Total other comprehensive income, after tax	23	57
Comprehensive income	$19,312	$19,573

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Loss	Earnings	Total
Balance at January 1, 2022	35,948	$493,783	$(1,455)	$290,541	$782,869
Net earnings	—	—	—	19,289	19,289
Other comprehensive income	—	—	23	—	23
Dividends - $0.21 per share	—	—	—	(7,665)	(7,665)
Stock-based employee compensation	—	4,295	—	—	4,295
Stock warrant	—	673	—	—	673
Issuances of common stock for associate stock purchase plan	3	108	—	—	108
Issuances of restricted stock	369	—	—	—	—
Cancellations of stock-based awards	(180)	(4,288)	—	—	(4,288)
Balance at April 23, 2022	36,140	$494,571	$(1,432)	$302,165	$795,304

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Loss	Earnings	Total
Balance at January 2, 2021	35,851	$491,819	$(2,276)	$245,506	$735,049
Net earnings	—	—	—	19,516	19,516
Other comprehensive income	—	—	57	—	57
Dividends - $0.20 per share	—	—	—	(7,238)	(7,238)
Stock-based employee compensation	—	4,185	—	—	4,185
Stock warrant	—	645	—	—	645
Issuances of common stock for stock bonus plan and associate stock purchase plan	21	385	—	—	385
Issuance of restricted stock	523	—	—	—	—
Cancellations of stock-based awards	(129)	(2,079)	—	—	(2,079)
Balance at April 24, 2021	36,266	$494,955	$(2,219)	$257,784	$750,520

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	16 Weeks Ended
	April 23, 2022	April 24, 2021
Cash flows from operating activities
Net earnings	$19,289	$19,516
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	(13)	(345)
Depreciation and amortization	28,473	28,091
Non-cash rent	(1,283)	(944)
LIFO expense	10,187	1,655
Postretirement benefits (income) expense	(109)	960
Deferred income taxes	10,704	10,967
Stock-based compensation expense	4,295	4,185
Stock warrant	673	645
Gain on disposals of assets	(77)	(182)
Other operating activities	576	468
Changes in operating assets and liabilities:
Accounts receivable	(33,680)	11,077
Inventories	(44,186)	(62,435)
Prepaid expenses and other assets	4,984	(3,972)
Accounts payable	43,032	(15,539)
Accrued payroll and benefits	(21,582)	(34,130)
Current income taxes	(6,553)	7,251
Other accrued expenses and other liabilities	(4,760)	954
Net cash provided by (used in) operating activities	9,970	(31,778)
Cash flows from investing activities
Purchases of property and equipment	(29,938)	(22,124)
Net proceeds from the sale of assets	2,581	25,826
Loans to customers	—	(130)
Payments from customers on loans	421	693
Other investing activities	(9)	(8)
Net cash (used in) provided by investing activities	(26,945)	4,257
Cash flows from financing activities
Proceeds from senior secured credit facility	420,582	484,142
Payments on senior secured credit facility	(383,913)	(442,559)
Repayment of other long-term debt and finance lease liabilities	(2,017)	(1,514)
Net payments related to stock-based award activities	(4,288)	(2,079)
Dividends paid	(7,714)	(7,119)
Other financing activities	(11)	39
Net cash provided by financing activities	22,639	30,910

Net increase in cash and cash equivalents	5,664	3,389
Cash and cash equivalents at beginning of period	10,666	19,903
Cash and cash equivalents at end of period	$16,330	$23,292

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or “the Company”). Intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022.

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of April 23, 2022, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the first quarters of 2022 and 2021 include the results of operations of the Company for the 16-week periods ended April 23, 2022 and April 24, 2021, respectively.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

As of April 23, 2022 and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s condensed consolidated financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	16 Weeks Ended April 23, 2022
(In thousands)	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$473,364	$295,056	$294,289	$1,062,709
Fresh (b)	446,953	299,879	181,101	927,933
Non-food (c)	420,735	131,431	132,404	684,570
Fuel	—	54,591	—	54,591
Other	29,805	322	3,728	33,855
Total	$1,370,857	$781,279	$611,522	$2,763,658
Type of customers:
Individuals	$—	$780,959	$—	$780,959
Manufacturers, brokers and distributors	20,425	—	564,731	585,156
Retailers	1,338,852	—	43,063	1,381,915
Other	11,580	320	3,728	15,628
Total	$1,370,857	$781,279	$611,522	$2,763,658

	16 Weeks Ended April 24, 2021
(In thousands)	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$451,777	$288,718	$282,062	$1,022,557
Fresh (b)	447,208	283,035	169,692	899,935
Non-food (c)	402,695	128,136	129,057	659,888
Fuel	—	39,181	—	39,181
Other	32,402	374	3,462	36,238
Total	$1,334,082	$739,444	$584,273	$2,657,799
Type of customers:
Individuals	$—	$739,293	$—	$739,293
Manufacturers, brokers and distributors	18,212	—	544,384	562,596
Retailers	1,300,960	—	36,427	1,337,387
Other	14,910	151	3,462	18,523
Total	$1,334,082	$739,444	$584,273	$2,657,799

(a) Center store includes dry grocery, frozen and beverages.
(b) Fresh includes produce, meat, dairy, deli, bakery, prepared proteins, seafood and floral.
(c) Non-food includes general merchandise, health and beauty care, tobacco products and pharmacy.

Contract Assets and Liabilities

Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not receive pre-payment from its customers or enter into commitments to provide goods or services that have terms greater than one year. As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient under ASC 606, Revenue from Contracts with Customers, to omit disclosures regarding remaining performance obligations.

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

Allowance for Credit Losses

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 1, 2022	$4,414	$731	$5,145
Changes in credit loss estimates	330	—	330
Write-offs charged against the allowance	(91)	—	(91)
Balance at April 23, 2022	$4,653	$731	$5,384

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 2, 2021	$6,232	$371	$6,603
Changes in credit loss estimates	(78)	—	(78)
Write-offs charged against the allowance	(281)	—	(281)
Balance at April 24, 2021	$5,873	$371	$6,244

Note 4 – Goodwill and Other Intangible Assets

The Company has three reporting units; however, no goodwill exists within the Retail or Military reporting units. The carrying amount of goodwill recorded within the Food Distribution reporting unit was $181.0 million as of April 23, 2022 and January 1, 2022.

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and liquor licenses. The carrying amount of indefinite-lived intangible assets was $67.6 million as of April 23, 2022 and January 1, 2022.

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

Note 5 – Restructuring and Asset Impairment

The following table provides the activity of reserves for closed properties for the 16-week period ended April 23, 2022. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Reserves for Closed Properties
	Lease
	Ancillary
(In thousands)	Costs	Severance	Total
Balance at January 1, 2022	$3,124	$—	$3,124
Provision for severance	—	9	9
Changes in estimates	(27)	—	(27)
Accretion expense	22	—	22
Payments	(373)	(9)	(382)
Balance at April 23, 2022	$2,746	$—	$2,746

Restructuring and asset impairment, net in the condensed consolidated statements of earnings consisted of the following:

	16 Weeks Ended
	April 23,	April 24,
(In thousands)	2022	2021
Asset impairment charges (a)	$—	$756
Provision for closing charges	—	583
Gain on sales of assets related to closed facilities (b)	—	(1,860)
Provision for severance	9	84
Other costs associated with site closures (c)	31	335
Changes in estimates	(27)	(59)
Total	$13	$(161)

(a) Asset impairment charges in the prior year were incurred primarily in the Retail segment and relate to previously closed locations.

(b) Gain on sales of assets in the prior year primarily relates to the sales of pharmacy customer lists related to store closings in the Retail segment.

(c) Other costs in the current year and prior year primarily relate to Retail store closings.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6. There were no asset impairment charges in the current year. In the prior year, long-lived assets with a book value of $2.6 million were measured at a fair value of $1.8 million, resulting in impairment charges of $0.8 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long- or indefinite-lived asset impairment charges, refer to Notes 4 and 5. At April 23, 2022 and January 1, 2022, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	April 23,	January 1,
(In thousands)	2022	2022
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$5,806	$6,334
Long-term debt and finance lease liabilities	446,497	402,065
Total book value of debt instruments	452,303	408,399
Fair value of debt instruments, excluding debt financing costs	453,689	414,667
Excess of fair value over book value	$1,386	$6,268

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

The Company has contributed and is required to continue making contributions to the Central States Southeast and Southwest Pension Fund (the “Central States Plan” or the “Plan”), a multi-employer pension plan, based on obligations arising from certain of its collective bargaining agreements. If the Company were to cease making such contributions and triggered a withdrawal from the Plan, it is possible that the Company would be obligated to pay withdrawal liability to the Plan if the Plan is underfunded at the time of such withdrawal. Based on the most recent information available to the Company, management believes that the Plan’s present value of actuarial accrued liabilities significantly exceeds the value of the assets held in the Plan’s trust to pay benefits. Management is not aware of any facts that could give rise to any assessment of withdrawal liability against the Company or any significant change in funding levels in the Plan since January 1, 2022. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding matters such as the Plan’s current financial situation, we are unable to determine with certainty the current amount of the Plan’s underfunding and/or the Company’s current potential withdrawal liability exposure in the event of a future withdrawal from the Plan. Any adjustment for withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably determined.

On March 10, 2021, the United States Congress passed the American Rescue Plan Act of 2021 (the “Act”), which provides financial relief to certain failing multiemployer pension plans. In accordance with the interim guidance issued by the Pension Benefit Guaranty Corporation on July 9, 2021, the Act is designed to prevent such plans from becoming insolvent for the next 30 years. As the Central States Plan is in a critical and declining status, it has applied and is expected to qualify for relief under the Act. The legislation and the available relief are designed to alleviate the risk of insolvency of the Plan for the next 30 years.

Note 8 – Associate Retirement Plans

During each of the 16- week periods ended April 23, 2022 and April 24, 2021, the Company recognized net periodic postretirement benefit costs of $0.2 million related to the SpartanNash Retiree Medical Plan (“Retiree Medical Plan”). In the first quarter of the current year, the Company realized a gain of $0.2 million related to a refund from the annuity provider associated with an ineligible participant previously included in the terminated SpartanNash Company Pension Plan. These amounts are included in “Other, net” in the condensed consolidated statements of earnings.

The Company expects to make total contributions of approximately $0.5 million in 2022 to the Retiree Medical Plan and has made $0.1 million in the year-to-date period. The Company’s retirement programs also include defined contribution plans providing contributory benefits, as well as executive compensation plans for a select group of management personnel and/or highly compensated associates.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company’s contributions during the 16-week periods ended April 23, 2022 and April 24, 2021 were $3.8 million and $4.6 million, respectively. See Note 7 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 9 – Income Taxes

The effective income tax rate was 20.2% and 24.6% for the 16 weeks ended April 23, 2022 and April 24, 2021, respectively. The difference from the federal statutory rate in the current year quarter was primarily due to tax benefits associated with stock compensation and federal tax credits, partially offset by state taxes. In the prior year, the difference from the federal statutory rate was primarily due to state taxes, partially offset by federal tax credits.

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

Share-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	16 Weeks Ended
(In thousands)	April 23, 2022	April 24, 2021
Restricted stock expense	$4,295	$4,185
Income tax benefit	(2,590)	(979)
Restricted stock expense, net of tax	$1,705	$3,206

The following table summarizes activity in the stock incentive plans for the 16 weeks ended April 23, 2022:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Awards	Fair Value
Outstanding at January 1, 2022	1,031,837	$17.56
Granted	369,098	28.40
Vested	(452,444)	17.58
Cancelled/Forfeited	(36,344)	17.93
Outstanding at April 23, 2022	912,147	$21.92

As of April 23, 2022, total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock incentive plans is $12.4 million and is expected to be recognized over a weighted average period of 2.3 years.

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

Share-based payment expense recognized as a reduction of “Net sales” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	16 Weeks Ended
(In thousands)	April 23, 2022	April 24, 2021
Warrant expense	$673	$645
Income tax benefit	(50)	(57)
Warrant expense, net of tax	$623	$588

The following table summarizes stock warrant activity for the 16 weeks ended April 23, 2022:

Warrant
Outstanding and nonvested at January 1, 2022	3,914,833
Vested	(108,746)
Outstanding and nonvested at April 23, 2022	3,806,087

As of April 23, 2022, total unrecognized cost related to non-vested warrant shares was $20.0 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 5.5 years. Warrants representing 1,631,185 shares are vested and exercisable. As of April 23, 2022, nonvested warrant shares had an intrinsic value of $61.7 million, and vested warrant shares had an intrinsic value of $26.4 million.

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

	16 Weeks Ended
(In thousands, except per share amounts)	April 23, 2022	April 24, 2021
Numerator:
Net earnings	$19,289	$19,516
Adjustment for earnings attributable to participating securities	(273)	(426)
Net earnings used in calculating earnings per share	$19,016	$19,090
Denominator:
Weighted average shares outstanding, including participating securities	35,566	35,765
Adjustment for participating securities	(504)	(781)
Shares used in calculating basic earnings per share	35,062	34,984
Effect of dilutive stock warrant	648	86
Effect of dilutive restricted stock awards	168	25
Shares used in calculating diluted earnings per share	35,878	35,095
Basic earnings per share	$0.54	$0.55
Diluted earnings per share	$0.53	$0.54

Note 12 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	16 Weeks Ended
(In thousands)	April 23, 2022	April 24, 2021
Non-cash investing activities:
Capital expenditures included in accounts payable	$3,756	$8,392
Operating lease asset additions	1,117	424
Finance lease asset additions	10,006	62
Non-cash financing activities:
Dividends declared but unpaid	151	131
Recognition of operating lease liabilities	1,117	424
Recognition of finance lease liabilities	10,006	62
Other supplemental cash flow information:
Cash paid for interest	3,059	3,560

Note 13 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Retail	Military	Total
16 Weeks Ended April 23, 2022
Net sales to external customers	$1,370,857	$781,279	$611,522	$2,763,658
Inter-segment sales	339,786	161	—	339,947
Acquisition and integration	—	239	—	239
Restructuring and asset impairment, net	11	2	—	13
Depreciation and amortization	10,092	14,189	4,192	28,473
Operating earnings	26,684	27	1,438	28,149
Capital expenditures	13,100	12,673	4,165	29,938

16 Weeks Ended April 24, 2021
Net sales to external customers	$1,334,082	$739,444	$584,273	$2,657,799
Inter-segment sales	310,631	173	—	310,804
Acquisition and integration	—	59	—	59
Restructuring and asset impairment, net	(18)	(143)	—	(161)
Depreciation and amortization	9,790	14,241	4,060	28,091
Operating earnings (loss)	21,146	14,192	(5,143)	30,195
Capital expenditures	9,956	9,135	3,033	22,124

	April 23,	January 1,
(In thousands)	2022	2022
Total Assets
Food Distribution	$1,115,265	$1,092,851
Retail	743,122	747,342
Military	405,846	366,589
Total	$2,264,233	$2,206,782

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Forward-Looking Statements,” which appears at the beginning of this report, and the information in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Overview

SpartanNash, headquartered in Grand Rapids, Michigan, is a food solutions company that delivers the ingredients for a better life. As a distributor, wholesaler and retailer with a global supply chain network, SpartanNash customers span a diverse group of national accounts, independent and chain grocers, e-commerce retailers, U.S. military commissaries and exchanges, and the Company’s own brick-and-mortar grocery stores, pharmacies and fuel centers. SpartanNash distributes grocery and household goods, including fresh produce and its Our Family® portfolio of products to locations in all 50 states. The Company operates three reportable business segments: Food Distribution, Retail and Military.

The Company’s Food Distribution segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to independent grocers, the Company’s corporate owned retail stores, national retailers, food service distributors, and other customers.

As of the end of the first quarter, the Company’s Retail segment operated 145 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets, D&W Fresh Market, VG’s Grocery, and Dan’s Supermarket. The Company also offered pharmacy services in 91 of its corporate owned retail stores and operated 36 fuel centers. The Company’s neighborhood market strategy distinguishes its corporate owned retail stores from supercenters and limited assortment stores.

The Company’s Military segment contracts with manufacturers to distribute a wide variety of grocery products primarily to military commissaries and exchanges located in the United States, in addition to the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Iraq, Kuwait, Bahrain, Qatar, Djibouti, Korea and Japan. The Company distributes grocery products to 160 military commissaries and over 400 exchanges and, together with its third-party partner, Coastal Pacific Food Distributors, represents the only delivery solution to service the Defense Commissary Agency (“DeCA”) worldwide. The Company is the exclusive worldwide supplier of private brand products to U.S. military commissaries, a partnership with DeCA which began in fiscal 2017.

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

2022 First Quarter Highlights

Key financial and operational highlights for the first quarter include the following:

•

Net sales increased 4.0% to $2.76 billion from $2.66 billion in the prior year quarter. Food Distribution segment net sales increased 2.8% compared to the prior year quarter. Retail comparable store sales were 7.2% in the first quarter. Net sales for the Military segment increased 4.7% compared to the prior year quarter.

•	Net earnings of $19.3 million, compared to $19.5 million in the prior year quarter.
•	Record first quarter adjusted EBITDA of $76.6 million, an increase of 18.2% from $64.8 million in the prior year quarter.
•	EPS of $0.53, compared to $0.54 in the prior year quarter. Adjusted EPS of $0.83, a 41% increase compared to $0.59 in the prior year quarter.
•	Military segment operating margin of 0.24% and adjusted EBITDA margin of 1.58%, surpassing the Company’s original turnaround target of 1%.
•

The Company made significant progress on its supply chain transformation, securing more than $15 million in run-rate cost savings and meeting its initial full-year commitment of $15 million to $30 million of annualized savings, while delivering an approximate 7% improvement in throughput rate year-over-year.

The Company increased the fiscal 2022 guidance, including net sales, adjusted EBITDA and adjusted EPS ranges. Adjusted EBITDA is now expected to range from $224 to $239 million and adjusted EPS is now expected to range from $2.17 per diluted share to $2.32 per diluted share. The Company also now expects net sales to range from $9.0 billion to $9.3 billion, with Military Distribution sales now expected to range from negative 4.0% to 0.0%. Food Distribution sales are now expected to increase 3.0% to 5.0%, while Retail comparable sales are now expected to range from 1.0% to 3.0% for 2022.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales		Percentage Change
	16 Weeks Ended		16 Weeks Ended
	April 23, 2022	April 24, 2021	April 23, 2022
Net sales	100.0	100.0	4.0
Gross profit	16.3	15.7	7.8
Selling, general and administrative	15.3	14.6	8.8
Acquisition and integration	0.0	0.0	**
Restructuring charges and asset impairment, net	0.0	(0.0)	**
Operating earnings	1.0	1.1	(6.8)
Other expenses	0.1	0.2	(8.2)
Earnings before income taxes	0.9	1.0	(6.5)
Income tax expense	0.2	0.2	(23.0)
Net earnings	0.7	0.7	(1.2)

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	16 Weeks Ended
(In thousands)	April 23, 2022	April 24, 2021	Variance
Food Distribution	$1,370,857	$1,334,082	$36,775
Retail	781,279	739,444	41,835
Military	611,522	584,273	27,249
Total net sales	$2,763,658	$2,657,799	$105,859

Net sales for the quarter ended April 23, 2022 (the “first quarter”) increased $105.9 million, or 4.0%, to $2.76 billion from $2.66 billion in the quarter ended April 24, 2021 (the “prior year quarter”). The first quarter increase was attributable to increases in net sales in all three segments that were favorably impacted by the current inflationary environment.

Food Distribution net sales increased $36.8 million, or 2.8%, to $1.37 billion in the first quarter from $1.33 billion in the prior year quarter. The first quarter increase was due primarily to the inflationary impact on pricing.

Retail net sales increased $41.8 million, or 5.7%, to $781.3 million in the first quarter from $739.4 million in the prior year quarter. The first quarter increase was primarily due to inflationary pricing. Comparable store sales increased 7.2% for the quarter. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Sales are compared to the same store’s operations from the prior year period for purposes of calculation of comparable store sales. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Military net sales increased $27.2 million, or 4.7%, to $611.5 million in the first quarter from $584.3 million in the prior year quarter. The first quarter increase was primarily due the effects of inflation, partially offset by reduced case volumes. Although Military’s case volumes declined in the current quarter, the rate of the case volume decline slowed compared to the trend experienced over the previous year.

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

Gross profit increased $32.6 million, or 7.8%, to $450.6 million in the first quarter from $418.0 million in the prior year quarter. As a percent of net sales, gross profit was 16.3% compared to 15.7% in the prior year quarter. Gross profit rate growth was driven by improvements in margin rates in the Food Distribution and Military segments, partially offset by an increase in LIFO expense of $8.5 million.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of operating costs related to retail and supply chain operations, including salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation, and out-bound freight, in addition to corporate administrative expenses.

SG&A expenses for the first quarter increased $34.2 million, or 8.8%, to $422.2 million from $387.9 million in the prior year quarter, representing 15.3% of net sales in the first quarter compared to 14.6% in the prior year quarter. The increase in expenses as a rate of sales was due to higher incentive compensation, the increased cost of retail store and supply chain labor, costs related to shareholder activism and increased fuel prices. Within the Food Distribution and Military segments, the increased supply chain labor costs were partially offset by supply chain efficiencies realized from the supply chain transformation initiative.

Acquisition and Integration – Acquisition and integration expenses for the first quarters ended April 23, 2022 and April 24, 2021 were $0.2 million and $0.1 million, respectively. Current year and prior year expense is related to activity within the Retail segment.

Restructuring and Asset Impairment, net – There was not significant restructuring and asset impairment activity in the first quarter. The prior year quarter results included net gains of $0.2 million. The prior year quarter activity consisted primarily of gains on the sale of pharmacy customer lists, mostly offset by retail store closing and asset impairment charges.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss).

	16 Weeks Ended
(In thousands)	April 23, 2022	April 24, 2021	Variance
Food Distribution	$26,684	$21,146	$5,538
Retail	27	14,192	(14,165)
Military	1,438	(5,143)	6,581
Total operating earnings	$28,149	$30,195	$(2,046)

Operating earnings decreased $2.0 million, or 6.8% to $28.1 million in the first quarter from $30.2 million in the prior year quarter. The decrease in operating earnings compared to the prior year quarter was due to the changes in net sales, gross profit and operating expenses discussed above.

Food Distribution operating earnings increased $5.5 million, or 26.2%, to $26.7 million in the first quarter from $21.1 million in the prior year quarter. The increase in the operating earnings for Food Distribution was due to a higher gross margin rate, partially offset by an increase in incentive compensation and supply chain wages.

Retail operating earnings decreased $14.17 million, or 99.8% to $0.03 million in the first quarter from $14.19 million in the prior year quarter. The decrease in operating earnings was due to increases in wages and the impacts of market-competitive pricing on Retail’s gross margin rate, along with increased corporate administrative, utilities and supply costs.

Military operating earnings increased $6.6 million to $1.4 million in the first quarter from a loss of $5.1 million in the prior year quarter. The increase in operating earnings was due a higher gross margin rate, partially offset by an increase in incentive compensation and higher supply chain wages.

Interest Expense – Interest expense decreased $0.4 million, or 8.8%, to $4.2 million in the first quarter from $4.6 million in the prior year quarter. The decrease in interest expense was due to significant decreases in the average debt balance.

Income Taxes – The effective income tax rates were 20.2% and 24.6% for the first quarter and prior year quarter, respectively. The differences from the federal statutory rate in the current year were primarily due to discrete tax benefits associated with stock compensation and federal tax credits, partially offset by state taxes. In the prior year, the difference from the federal statutory rate was primarily due to state taxes, partially offset by federal tax credits.

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

At the beginning of 2022, the Company made a change to the adjusted operating earnings and adjusted earnings from continuing operations measures to exclude the impact of LIFO expense or benefit. The Company believes the change reduces volatility associated with temporary fluctuations in inflation, enabling investors to best establish a basis for expected performance and the ability to evaluate actual results against that expectation and the industry in which the Company operates. Prior year adjusted operating earnings and adjusted earnings from continuing operations figures have been restated to align with this change in presentation. Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude LIFO expense, costs related to shareholder activism, organizational realignment and severance associated with cost reduction initiatives. Costs related to shareholder activism include consulting, legal, and other expenses incurred in relation to shareholder activism activities. Organizational realignment includes benefits for associates terminated as part of leadership transition plans, which do not meet the definition of a reduction-in-force. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude LIFO expense, organizational realignment and severance associated with cost reduction initiatives.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 16 weeks ended April 23, 2022 and April 24, 2021.

	16 Weeks Ended
(In thousands)	April 23, 2022	April 24, 2021
Operating earnings	$28,149	$30,195
Adjustments:
LIFO expense	10,187	1,655
Acquisition and integration	239	59
Restructuring and asset impairment, net	13	(161)
Organizational realignment, net	1,019	641
Severance associated with cost reduction initiatives	246	125
Costs related to shareholder activism	3,471	—
Adjusted operating earnings	$43,324	$32,514

Following is a reconciliation of operating earnings (loss) by segment for the 16 weeks ended April 23, 2022 and April 24, 2021.

	16 Weeks Ended
(In thousands)	April 23, 2022	April 24, 2021
Food Distribution:
Operating earnings	$26,684	$21,146
Adjustments:
LIFO expense	5,728	794
Restructuring and asset impairment, net	11	(18)
Organizational realignment, net	483	313
Severance associated with cost reduction initiatives	91	99
Costs related to shareholder activism	1,642	—
Adjusted operating earnings	$34,639	$22,334
Retail:
Operating earnings	$27	$14,192
Adjustments:
LIFO expense	1,912	415
Acquisition and integration	239	59
Restructuring and asset impairment, net	2	(143)
Organizational realignment, net	382	234
Severance associated with cost reduction initiatives	122	29
Costs related to shareholder activism	1,305	—
Adjusted operating earnings	$3,989	$14,786
Military:
Operating earnings (loss)	$1,438	$(5,143)
Adjustments:
LIFO expense	2,547	446
Organizational realignment, net	154	94
Severance associated with cost reduction initiatives	33	(3)
Costs related to shareholder activism	524	—
Adjusted operating earnings (loss)	$4,696	$(4,606)

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for the 16 weeks ended April 23, 2022 and April 24, 2021.

	16 Weeks Ended
	April 23, 2022		April 24, 2021
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$19,289	$0.53	$19,516	$0.54
Adjustments:
LIFO expense	10,187		1,655
Acquisition and integration	239		59
Restructuring and asset impairment, net	13		(161)
Organizational realignment, net	1,019		641
Severance associated with cost reduction initiatives	246		125
Pension refund from annuity provider	(200)		—
Costs related to shareholder activism	3,471		—
Total adjustments	14,975		2,319
Income tax effect on adjustments (a)	(3,933)		(565)
Total adjustments, net of taxes	11,042	0.30	1,754	0.05
Adjusted earnings from continuing operations	$30,331	$0.83	$21,270	$0.59
(a)	The income tax effect on adjustments is computed by applying the effective tax rate, before discrete tax items, to the total adjustments for the period.

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

Following is a reconciliation of net earnings to adjusted EBITDA for the 16 weeks ended April 23, 2022 and April 24, 2021.

	16 Weeks Ended
(In thousands)	April 23, 2022	April 24, 2021
Net earnings	$19,289	$19,516
Income tax expense	4,891	6,356
Other expenses, net	3,969	4,323
Operating earnings	28,149	30,195
Adjustments:
LIFO expense	10,187	1,655
Depreciation and amortization	28,473	28,091
Acquisition and integration	239	59
Restructuring and asset impairment, net	13	(161)
Cloud computing amortization	900	480
Organizational realignment, net	1,019	641
Severance associated with cost reduction initiatives	246	125
Stock-based compensation	4,441	4,190
Stock warrant	673	645
Non-cash rent	(1,088)	(895)
Gain on disposal of assets	(77)	(182)
Costs related to shareholder activism	3,471	—
Adjusted EBITDA	$76,646	$64,843

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA by segment for the 16 weeks ended April 23, 2022 and April 24, 2021.

	16 Weeks Ended
(In thousands)	April 23, 2022	April 24, 2021
Food Distribution:
Operating earnings	$26,684	$21,146
Adjustments:
LIFO expense	5,728	794
Depreciation and amortization	10,092	9,790
Restructuring and asset impairment, net	11	(18)
Cloud computing amortization	550	234
Organizational realignment, net	483	313
Severance associated with cost reduction initiatives	91	99
Stock-based compensation	2,123	1,929
Stock warrant	673	645
Non-cash rent	25	774
Gain on disposal of assets	(78)	(37)
Costs related to shareholder activism	1,642	—
Adjusted EBITDA	$48,024	$35,669
Retail:
Operating earnings	$27	$14,192
Adjustments:
LIFO expense	1,912	415
Depreciation and amortization	14,189	14,241
Acquisition and integration	239	59
Restructuring and asset impairment, net	2	(143)
Cloud computing amortization	251	175
Organizational realignment, net	382	234
Severance associated with cost reduction initiatives	122	29
Stock-based compensation	1,495	1,480
Non-cash rent	(985)	(1,552)
Loss (gain) on disposal of assets	9	(123)
Costs related to shareholder activism	1,305	—
Adjusted EBITDA	$18,948	$29,007
Military:
Operating earnings (loss)	$1,438	$(5,143)
Adjustments:
LIFO expense	2,547	446
Depreciation and amortization	4,192	4,060
Cloud computing amortization	99	71
Organizational realignment, net	154	94
Severance associated with cost reduction initiatives	33	(3)
Stock-based compensation	823	781
Non-cash rent	(128)	(117)
Gain on disposal of assets	(8)	(22)
Costs related to shareholder activism	524	—
Adjusted EBITDA	$9,674	$167

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	16 Weeks Ended
(In thousands)	April 23, 2022	April 24, 2021
Cash flow activities
Net cash provided by (used in) operating activities	$9,970	$(31,778)
Net cash (used in) provided by investing activities	(26,945)	4,257
Net cash provided by financing activities	22,639	30,910
Net increase in cash and cash equivalents	5,664	3,389
Cash and cash equivalents at beginning of the period	10,666	19,903
Cash and cash equivalents at end of the period	$16,330	$23,292

Net cash provided by operating activities. Net cash provided by operating activities increased $41.7 million in the current year-to-date period compared to the prior year-to-date period, primarily due to changes in operating assets and liabilities in the current year.

Net cash used in investing activities. Net cash used in investing activities increased $31.2 million in the current year compared to the prior year primarily due to significant proceeds from the sale of fixed assets in the prior year.

Capital expenditures were $29.9 million in the current year and cloud computing application development spend, which is included in operating activities, was $0.4 million, compared to capital expenditures of $22.1 million and cloud computing application development spend of $1.9 million in the prior year. The Company expects fiscal year 2022 capital expenditures and cloud computing application development spend to range from $100.0 million to $110.0 million. The Food Distribution, Retail and Military segments utilized 43.8%, 42.3% and 13.9% of capital expenditures, respectively, in the current year.

Net cash provided by financing activities. Net cash provided by financing activities decreased $8.3 million in the current year compared to the prior year, primarily due to lower net borrowings on the senior credit facility in the current year.

Debt Management

Total debt, including finance lease liabilities, was $450.1 million and $405.7 million as of April 23, 2022 and January 1, 2022, respectively. The increase in total debt was due to additional net borrowings on the senior credit facility to fund strategic inventory purchases.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of April 23, 2022, the senior secured credit facility had outstanding borrowings of $396.3 million. Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $462.5 million at April 23, 2022. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $16.1 million were outstanding as of April 23, 2022. The credit facility matures December 18, 2023 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.56-to-1 at April 23, 2022 compared to 1.46-to-1 at January 1, 2022, and its investment in working capital was $370.3 million at April 23, 2022 compared to $301.4 million at January 1, 2022. The net long-term debt to total capital ratio was 0.35-to-1 at April 23, 2022 compared to 0.34-to-1 at January 1, 2022.

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

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of April 23, 2022 and January 1, 2022.

	April 23,	January 1
(In thousands)	2022	2022
Current portion of long-term debt and finance lease liabilities	$5,806	$6,334
Long-term debt and finance lease liabilities	444,299	399,390
Total debt	450,105	405,724
Cash and cash equivalents	(16,330)	(10,666)
Net long-term debt	$433,775	$395,058

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022. At April 23, 2022, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the quarter ended April 23, 2022, the Company declared $7.7 million in dividends. A 5.0% increase in the quarterly dividend rate from $0.20 per share to $0.21 per share was approved by the Board of Directors and announced on March 2, 2022. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond April 23, 2022. These commitments consist primarily of purchase commitments, standby letters of credit of $16.1 million as of April 23, 2022, and interest on long-term debt and finance lease liabilities.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Item 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022 should be reviewed as they are integral to understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors. The accompanying financial statements are prepared using the same critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Recently Issued Accounting Standards

Refer to Note 2 in the notes to the condensed consolidated financial statements for further information.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of April 23, 2022 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO and CFO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. During the first quarter of 2022 there were no changes in SpartanNash’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2017, the Board authorized a publicly announced $50 million share repurchase program, expiring in 2022. There were not any common stock share repurchases made under this program during the first quarter of 2022. At April 23, 2022, $29.7 million remains available under the program. Repurchases of common stock may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

On February 22, 2022, the Board of Directors authorized the repurchase of common shares in connection with a new $50 million program, increasing the total availability for share repurchases to approximately $80 million. The Company plans to return value to shareholders through share repurchases under this program as well as continuing regular dividends.

Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
January 2 - January 29, 2022
Employee Transactions	—	$—
Repurchase Program	—	$—
January 30 - February 26, 2022
Employee Transactions	—	$—
Repurchase Program	—	$—
February 27 - March 26, 2022
Employee Transactions	143,254	$29.46
Repurchase Program	—	$—
March 27 - April 23, 2022
Employee Transactions	—	$—
Repurchase Program	—	$—
Total for quarter ended April 23, 2022
Employee Transactions	143,254	$29.46
Repurchase Program	—	$—

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2017. Incorporated herein by reference.

3.2	Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Incorporated herein by reference.

10.1	Form of SPTN Restricted Stock Award Plan Document (Non-Employee Directors).

10.2	Form of SPTN Restricted Stock Award Plan Document (Associates).

10.3	Form of SPTN Long-Term Incentive Plan Document.

10.4	Form of SPTN Annual Cash Incentive Plan Document.

10.5	Executive Separation Agreement between SpartanNash Company and Yvonne Trupiano.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: June 2, 2022	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer